Form 10-K405
period 1994-11-30
BASSETT FURNITURE INDUSTRIES INC
filed 1995-02-24
CIK 10329

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549

                                   FORM 10-K
                                   ---------
                                                                  Page 1 of 24

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended November 30, 1994         Commission File No. 0-209

                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

              VIRGINIA                                         54-0135270
              --------                                         ------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                           Identification No.)

          BASSETT, VIRGINIA                                       24055
    ----------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     703/629-6000
                                                  ---------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                                  Name of each exchange
Title of each class:                               on which registered
- --------------------                              ---------------------
         Common Stock ($5.00 par value)                   NASDAQ
         -----------------------------            ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.

                               /X/ Yes   / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of December 9, 1994.

                 Common Stock, $5.00 par value -- $361,360,000
                 -----------------------------    ------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 Common Stock, $5.00 par value -- 14,086,815 at the close of the period covered
 -----------------------------    ----------
                                by this report.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Bassett Furniture Industries, Incorporated Annual Report to Stockholders for the year ended November 30, 1994 (the "Annual Report") are incorporated by reference into Parts I and II of this Form 10-K.

(2) Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 1995 Annual Meeting of Stockholders held February 15, 1995, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                     PART I


ITEM  1.         BUSINESS

                      GENERAL DEVELOPMENT OF BUSINESS
                      Bassett Furniture Industries, Incorporated was incorporated under the laws of the Commonwealth of Virginia in 1930. The executive offices are located in Bassett, Virginia.

                      Capital expenditures totaled $10 million in 1994. Major projects included new material handling systems in two Wood Products plants. These "rough-end" systems are designed to improve lumber yield and labor efficiency.

                      There have been no material changes in the mode of conducting business in the fiscal year beginning December 1, 1993.

                      INDUSTRY SEGMENT

                      In accordance with the instructions for this item, Bassett Furniture Industries, Incorporated and its subsidiaries, all of which are wholly-owned (Company), is deemed to have been engaged in only one business segment, manufacture and sale of furniture, for the three years ended November 30, 1994.

                      DESCRIPTION OF BUSINESS

                      The Company manufactures and sells a full line of furniture for the home: bedroom and dining suites and accent pieces; occasional tables, wall and entertainment units; upholstered sofas, chairs and love seats (motion and stationary); recliners; and mattresses and box springs. The Company's products are distributed through a large number of retailers, principally in the United States. The retailers selling the Company's products include mass merchandisers, department stores, independent furniture stores, chain furniture stores, decorator showrooms, warehouse showrooms, specialty stores and rent-to-own stores.

                      Because of the dramatic changes that have taken place in recent years in the retail home furnishings distribution network, including consolidation and elimination of many small retail stores, Bassett developed the Bassett Gallery Program. At November 30, 1994, 256 galleries are operational with 33 more being added.

                      In October of 1994, the Company announced a new program that was developed in conjunction with several of the Bassett Gallery retail dealers. The new concept is called The Bassett Direct Plus Dealership Program. A Bassett Direct Plus Dealership is a free standing exclusive Bassett store, between 15,000 and 20,000 square feet, which displays in gallerized settings all Bassett product groups. The cornerstone of this program is the alliance between Bassett and the retail dealer designed to create the closest possible working relationship between the two. This is accomplished by the use of the very latest computer technologies such as EDI and BassNet, which are part of a streamlined management system for the retail dealer.

                      In 1994, the Company became the first furniture manufacturer to take advantage of the "Information Superhighway" through the Company's new Electronic Showroom on CompuServe (the nation's largest computer information service). Consumers have the ability to tour the on-line showroom, learn about the

                      Company and its products and, at their request, be referred to the Bassett retail dealer nearest them.

                      In addition, in 1994 the Company signed three licensing agreements: Bassett Divisions for the "Bassett - J.G. Hook Home Fashions Collection"; National/Mt. Airy Division for the "Carson Prairie Collection"; and Weiman Division for designs by the Japanese designer, Yoshiharu Hatano.

                      Raw materials used by the Company are generally available from numerous sources and are obtained principally from domestic sources. The cost pressures on lumber and lumber related products (which increased significantly in 1993) eased off somewhat in 1994; however, cost increases in other raw materials were experienced in 1994.
                      Further, it continued to be very difficult to pass through the incurred cost increases to retail dealers in the form of increased sales prices.

                      The Company's trademark "Bassett" and the names of its marketing divisions and product collections are significant to the conduct of its business. This importance is due to consumer recognition of the names and identification with the Company's broad range of products. The Company owns certain patents and licenses that are important in the conduct of the Company's business.

                      The furniture industry is not considered to be a seasonal industry.

                      There are no special practices in the furniture industry, or applicable to the Company, that would have a significant effect on working capital items.

                      The Company is not dependent upon a single customer, the loss of which would have a material adverse effect on the Company. Sales to one customer (J. C. Penney Company) amounted to approximately 13% of gross sales in 1994, 12% in 1993 and 13% in 1992.

                      The Company's backlog of orders believed to be firm was $66,500,000 at November 30, 1994 and $67,400,000 at
                      November 30, 1993. It is expected that the November 30, 1994 backlog will be filled within the 1995 fiscal year.

                      None of the Company's business involves government contracts.

                      The furniture industry is very competitive as there are a large number of manufacturers both within the United States and offshore who compete in the marketplace on the basis of quality of the product, price, delivery and service. Based on annual sales revenue, the Company is one of the largest furniture manufacturers in the United States. The Company has been successful in this competitive environment because its products represent excellent values combining price and superior quality and styling; prompt delivery; and quality, courteous service. Competition from foreign manufacturers is not any more significant in the marketplace today than competition from domestic manufacturers.

                      The furniture industry is considered to be a "fashion" industry subject to constant change to meet the changing consumer preferences and tastes. As such, the Company is continuously involved in the development of new products and designs. Due to the nature of these efforts and the close relationship to the manufacturing operations, the costs thereof are considered normal operating costs and are not segregated.

                      The Company is not involved in "traditional" research and development activities. Neither are there any customer - sponsored research and development activities involving the Company.

                      In management's view, the Company has complied with all federal, state and local standards in the area of safety, health and pollution and environmental controls. Compliance with these standards has not had a material adverse effect on past earnings, capital expenditures or competitive position.

                      The Company anticipates increased regulation on the furniture industry from federal and state agencies particularly in the areas of emission of fumes from the furniture finishing processes and emission of particulates into the atmosphere (saw dust and boiler ash). The Company cannot at this time estimate the impact of compliance with these new, more stringent standards on the Company's operations or costs of compliance.

                      The Company had approximately 7,800 employees at November 30, 1994.

                      FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                      The Company has no foreign operations, and its export sales are insignificant.

ITEM  2.         PROPERTIES

                 The Company owns the following facilities:

                     Plant Name                          Location                  Construction
                 --------------------------------   ----------------------     --------------------


                 Bassett Furniture                   Bassett, VA                Brick, frame and concrete
                    Company (*)
                 J. D. Bassett                       Bassett, VA (2
                      Manufacturing Company            plants)                  Brick, frame and concrete
                 Bassett Superior Lines              Bassett, VA                Brick, frame, concrete and steel
                 Bassett Chair Company               Bassett, VA                Brick, frame, concrete and steel
                 Bassett Table Company               Bassett, VA                Brick and frame
                 W. M. Bassett Furniture             Martinsville, VA           Brick, frame, concrete and steel
                    Company
                 Bassett Fiberboard                  Bassett, VA                Brick, concrete and steel
                 Bassett Upholstery                  Newton, NC (4
                    Division                           plants)                  Brick, concrete and steel
                                                     Taylorsville, NC           Brick, concrete and steel
                                                     Dumas, AR                  Brick, concrete and steel
                 Bassett Furniture Industries        Statesville, NC            Brick, frame, concrete and steel
                    of North Carolina, Inc.
                 Bassett of NC - Dublin              Dublin, GA                 Concrete block and steel
                 Bassett of NC - Macon               Macon, GA                  Brick, concrete and steel
                 Bassett Wood Products               Dumas, AR                  Brick, concrete and steel
                 Burkeville Veneer                   Burkeville, VA             Brick and frame
                 National/Mt. Airy                   Mt. Airy, NC               Brick, concrete and steel
                 Weiman Division                     Ramseur, NC                Concrete block and steel
                                                     Christiansburg, VA         Metal frame

                 E. B. Malone Corporation            Lake Wales, FL
                                                       (2 plants)               Concrete block and frame
                                                     Jacksonville, FL           Concrete block and frame
                                                     Pottstown, PA              Metal frame
                                                     West Palm Beach, FL        Concrete block and steel
                                                     Walworth, WI               Concrete block and steel
                                                     Fredricksburg, VA          Brick and frame
                                                     Chehalis, WA               Concrete block and metal frame
                                                     Los Angeles, CA            Concrete block and metal frame
                                                     Los Angeles, CA            Brick, concrete and steel
                                                     Tipton, MO                 Concrete block and steel
                 Impact Furniture                    Hickory, NC (2
                                                       plants and
                                                       warehouse)               Brick, concrete and steel
                 Bassett Motion Division             Saltillo, MS               Metal frame
                                                     Booneville, MS (2
                                                        plants)                 Metal frame

               The Company also owns its general office building in Bassett, Virginia (brick, concrete and steel), two warehouses in Bassett, Virginia (brick and concrete) and a showroom in High Point, North Carolina (brick, concrete and steel).

                In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities are in regular use, except the plant noted below.

               (*) Plant closed as part of the restructuring program announced in 1990.


ITEM  3.       LEGAL PROCEEDINGS

               Not applicable

ITEM  4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

                                    PART II


ITEM  5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS

               The information contained in the Annual Report under the caption "Other Business Data" - "Market and Dividend Information" with respect to number of stockholders, market prices and dividends paid is incorporated herein by reference thereto.

 ITEM  6.      SELECTED FINANCIAL DATA

               The information for the five years ended November 30, 1994, contained in the "Other Business Data" in the Annual Report is incorporated herein by reference thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The information contained in "Other Business Data" in the Annual Report is incorporated herein by reference thereto.

               The change in the level of the Company's net sales has historically been principally due to the change in the volume of units sold, as contrasted to changes in unit prices. The level of the Company's net sales has fluctuated with the level of consumer confidence and housing starts.

ITEM  8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The following consolidated financial statements of the registrant and its subsidiaries, together with the independent auditors' report thereon of KPMG Peat Marwick LLP dated December 17, 1994, included in the annual report of the registrant to its stockholders for the year ended November 30, 1994 are incorporated herein by reference thereto:

                     Consolidated Balance Sheet--November 30, 1994 and 1993

                     Consolidated Statement of Income--Years Ended November 30, 1994, 1993 and 1992

                     Consolidated Statement of Stockholders' Equity - Years Ended November 30, 1994, 1993 and 1992

                     Consolidated Statement of Cash Flows--Years Ended November 30, 1994, 1993 and 1992

                     Notes to Consolidated Financial Statements

               The information contained in "Other Business Data" for "Quarterly Results of Operations" in the Annual Report is incorporated herein by reference thereto.

ITEM  9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

               None


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

               The information contained on pages 2 through 5 of the Proxy Statement under the captions "Principal Stockholders and Holdings of Management" and "Election of Directors" is incorporated herein by reference thereto.

ITEM 11.       EXECUTIVE COMPENSATION

               The information contained on page 6 through 12 of the Proxy Statement under the captions "Organization and Compensation Committee Report", "Stockholder Return Performance Graph", "Executive Compensation", and "Supplemental Retirement Income Plan" is incorporated herein by reference thereto.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

               The information contained on page 2 of the Proxy Statement under the heading "Principal Stockholders and Holdings of Management" is incorporated herein by reference thereto.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information contained on page 6 of the Proxy statement under the heading "Organization and Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference thereto.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

               (a)   (1)  The response to this portion of Item 14 is submitted
                          as a separate section of this report.

                     (2) All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                     (3)  Listing of Exhibits

                           3. Articles of Incorporation as amended and By Laws are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

                          13. The registrant's Annual Report to Stockholders for the year ended November 30, 1994.*

                          21.  List of subsidiaries of the registrant

                          23.  Consent of experts and counsel

                          27.  Financial Data Schedule (EDGAR filing only)


                     *With the exception of the information incorporated in this Form 10-K by reference thereto, the Annual Report shall not be deemed "filed" as a part of this Form 10-K.

               (b) No reports on Form 8-K have been filed during the last quarter of the registrant's 1994 fiscal year.

               (c)   Exhibits:   The response to this portion of Item 14. is
                     submitted as a separate section of this report.

               (d) Financial Statement Schedules: All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                           ANNUAL REPORT ON FORM 10-K
                             ITEM 14(a)(1) AND (c)

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          YEAR ENDED NOVEMBER 30, 1994


          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

                               BASSETT, VIRGINIA

                                 ITEM 14(a)(1)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


The following consolidated financial statements of the registrant and its subsidiaries, included in the annual report of the registrant to its stockholders for the year ended November 30, 1994 are incorporated herein by reference:

         Consolidated Balance Sheet--November 30, 1994 and 1993

         Consolidated Statement of Income--Years Ended November 30, 1994, 1993 and 1992

         Consolidated Statement of Stockholders' Equity - Years Ended November 30, 1994, 1993 and 1992

         Consolidated Statement of Cash Flows--Years Ended November 30, 1994, 1993 and 1992

         Notes to Consolidated Financial Statements

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

                 By:    /s/Robert H. Spilman                                     Date:   February 15, 1995
                        --------------------------------------------                     -----------------
                       Robert H. Spilman
                       Chairman of the Board of Directors and
                       Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 By:    /s/Peter W. Brown                                        Date:   February 15, 1995
                        --------------------------------------------                     -----------------
                       Peter W. Brown
                       Director


                 By:    /s/Thomas E. Capps                                       Date:   February 15, 1995
                        --------------------------------------------                     -----------------
                       Thomas E. Capps
                       Director


                 By:                                                             Date:   February 15, 1995
                        --------------------------------------------                     -----------------
                       Alan T. Dickson
                       Director

                 By:                                                             Date:   February 15, 1995
                        --------------------------------------------                     -----------------
                       Paul Fulton
                       Director

                 By:    /s/William H. Goodwin, Jr.                               Date:   February 15, 1995
                        --------------------------------------------                     -----------------
                       William H. Goodwin, Jr.
                       Director


                 By:    /s/Glenn A. Hunsucker                                    Date:   February 15, 1995
                        --------------------------------------------                     -----------------
                       Glenn A. Hunsucker
                       President and Chief Operating Officer
                          and Director

                 By:    /s/George W. Lyles, Jr.                                  Date:   February 15, 1995
                        --------------------------------------------                     -----------------
                       George W. Lyles, Jr.
                       Director


                 By:                                                             Date:   February 15, 1995
                        --------------------------------------------                     -----------------
                       James W. McGlothlin
                       Director

                 By:                                                             Date:   February 15, 1995
                        --------------------------------------------                     -----------------
                       Albert F. Sloan
                       Director


                 By:    /s/John W. Snow                                          Date:   February 15, 1995
                        --------------------------------------------                     -----------------
                       John W. Snow
                       Director


                 By:    /s/Philip E. Booker                                      Date:   February 15, 1995
                        --------------------------------------------                     -----------------
                       Philip E. Booker
                       Vice President and Controller

                               Index to Exhibits

     Exhibit
       No.                                                                                            Page No.
     -----                                                                                            --------
       3.            Articles of Incorporation as amended and Bylaws -
                     incorporated by reference to Form 10-Q for the fiscal
                     quarter ended February 28, 1994                                                    N/A

       13.           Bassett Furniture Industries, Inc. Annual Report to
                     Stockholders for the year ended November 30, 1994                                13 - 21

       21.           List of subsidiaries of registrant                                                  22

       23.           Consent of Independent Auditors                                                     23

       27.           Financial Data Schedule (EDGAR filing only)                                         24