Form 10-Q
period 1995-02-28
BASSETT FURNITURE INDUSTRIES INC
filed 1995-04-04
CIK 10329

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1995

                                       OR

          [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission File No. 0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
             (Exact name of Registrant as specified in its charter)

              Virginia                                           54-0135270
- -------------------------------------                       --------------------
    (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                          Identification No.)


                          Bassett, Virginia   24055
                        ------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (703) 629-6000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X           No            .
                                        -----------        ----------

At February 28, 1995, 14,086,815 shares of common stock of the Registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS - UNAUDITED


                                                                                       THREE MONTHS ENDED FEBRUARY 28,
                                                                                       -------------------------------
                                                                                     1995                           1994
                                                                                     ----                           ----
Net sales                                                                        $123,550,551                    $121,664,291
Costs and expenses
   Cost of sales                                                                  102,928,562                     101,827,454
   Selling, general and administrative                                             16,016,344                      15,470,419
                                                                               --------------                  --------------
                                                                                  118,944,906                     117,297,873
                                                                               --------------                  --------------
                               Income from operations                               4,605,645                       4,366,418
Other income, net                                                                   2,313,201                       2,326,995
                                                                               --------------                  --------------
            Income before income taxes and cumulative
           effect of a change in accounting principle                               6,918,846                       6,693,413
Income taxes                                                                        2,022,500                       1,963,000
                                                                               --------------                  --------------
                   Income before cumulative effect of
                     a change in accounting principle                               4,896,346                       4,730,413
Cumulative effect of a change in accounting principle                                 -0-                            (510,200)
                                                                               --------------                  --------------
                                           NET INCOME                               4,896,346                       4,220,213
Retained earnings - beginning of period                                           221,949,817                     216,211,676
                                                                               --------------                  --------------
                                                                                  226,846,163                     220,431,889
   Cash dividends                                                                  (2,817,363)                     (2,889,640)
                                                                               --------------                  --------------
Retained earnings - end of period                                                $224,028,800                    $217,542,249
                                                                               ==============                  ==============



   EARNINGS PER SHARE:
   Income before cumulative effect
   of a change in accounting principle                                                  $ .35                           $ .33

   Cumulative effect of a change
   in accounting principle                                                                -0-                            (.04)
                                                                                        -----                           -----

   NET INCOME PER SHARE                                                                 $ .35                           $ .29
                                                                                        =====                           =====

   DIVIDENDS PER SHARE                                                                  $ .20                           $ .20
                                                                                        =====                           =====


- ------------------------------------------

The accompanying notes are an integral part of the condensed financial statements.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED


ASSETS                                                                        FEBRUARY 28, 1995               NOVEMBER 30, 1994
- ------                                                                        -----------------               -----------------
Current Assets
   Cash and cash equivalents                                                    $  40,686,641                  $   42,314,957
   Trade accounts receivable, less allowances
        for doubtful accounts and discounts                                        70,640,492                      71,936,750
   Inventories:
        Finished goods                                                             45,777,938                      45,243,596
        Work in process                                                            15,428,111                      15,588,696
        Raw materials and supplies                                                 45,884,911                      44,588,519
                                                                                 ------------                    ------------
                                                                                  107,090,960                     105,420,811
        Less LIFO adjustment                                                       25,711,000                      25,346,000
                                                                                 ------------                    ------------
                                                                                   81,379,960                      80,074,811
   Prepaid expenses                                                                 1,176,603                       2,206,736
   Prepaid income taxes                                                                -0-                            274,675
   Deferred income taxes                                                            1,848,000                       1,823,000
                                                                                 ------------                    ------------
                                                                                  195,731,696                     198,630,929
Property, Plant and Equipment
     Cost                                                                         210,266,134                     207,227,241
     Less allowances for depreciation                                             155,070,620                     152,673,335
                                                                                 ------------                    ------------
                                                                                   55,195,514                      54,553,906
Other Assets
     Investment in securities                                                      48,311,595                      43,638,983
     Investment in affiliated companies                                            35,829,484                      35,080,525
     Other                                                                          8,082,555                       8,593,887
                                                                                 ------------                    ------------
                                                                                   92,223,634                      87,313,395
                                                                                 ------------                    ------------
                                                                                 $343,150,844                    $340,498,230
                                                                                 ============                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
     Accounts payable                                                            $ 26,694,413                    $ 29,786,395
     Accrued compensation                                                           4,645,688                       5,215,159
     Income taxes                                                                   1,781,513                          -0-
                                                                                 ------------                    ------------
                                                                                   33,121,614                      35,001,554
Deferrals
     Deferred liabilities                                                           9,683,855                       9,529,784
     Deferred income taxes                                                          1,632,500                         774,000
                                                                                 ------------                    ------------
                                                                                   11,316,355                      10,303,784
Stockholders' Equity
     Common stock                                                                  70,434,075                      70,434,075
     Retained earnings                                                            224,028,800                     221,949,817
     Unrealized holding gains, net of tax                                           4,250,000                       2,809,000
                                                                                 ------------                    ------------
                                                                                  298,712,875                     295,192,892
                                                                                 ------------                    ------------
                                                                                 $343,150,844                    $340,498,230
                                                                                 ============                    ============

- -----------------------------------------------

The accompanying notes are an integral part of the condensed financial statements.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED


                                                                                        THREE MONTHS ENDED FEBRUARY 28,
                                                                                        -------------------------------
                                                                                      1995                            1994
                                                                                      ----                            ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $5,874,788                      $5,209,879

INVESTING ACTIVITIES
   Changes (net) in  investment securities                                         (2,378,258)                     (1,718,687)
   Purchases of property, plant and equipment                                      (3,038,893)                     (2,451,953)
   Proceeds from sale of property, plant and equipment                                 40,000                           6,500
   Dividend from affiliated company                                                   272,376                         272,376
   Other                                                                              419,034                         277,856
                                                                                  -----------                     -----------
                                                                                   (4,685,741)                     (3,613,908)

FINANCING ACTIVITIES
   Cash dividends                                                                  (2,817,363)                     (2,889,640)
                                                                                  -----------                     -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                                (1,628,316)                     (1,293,669)

CASH AND CASH EQUIVALENTS - beginning of period                                    42,314,957                      52,957,556
                                                                                  -----------                     -----------

CASH AND CASH EQUIVALENTS - end of period                                         $40,686,641                     $51,663,887
                                                                                  ===========                     ===========


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Per share amounts are based on 14,086,815 and 14,448,201 weighted average number of shares outstanding at February 28, 1995 and 1994, respectively.

B. Effective December 1, 1993, the Company adopted the provisions of FASB Statement No. 109 and reported the cumulative effect of the change in the method of accounting for income taxes in the financial statements for 1994 in the amount of $510,200. The principal cause of this adjustment was due to the basis difference of an acquisition made in prior years which was accounted for as a purchase transaction.

C. Effective December 1, 1993, the Company adopted the provisions of FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and initially reported the effects thereof in the 1994 financial statements. Under Statement No. 115 the Company classifies its investment in securities as available-for-sale, which is reported at fair value. Unrealized holding gains and losses (net of tax effect) are reported as a separate component of stockholders' equity. The fair value and cost of the investment in securities was $48.3 million and $41.5 million at February 28, 1995, respectively.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Major components of net income expressed as a percentage of net sales are reflected below:

                                                         Three Months Ended February 28
                                                         ------------------------------
                                                     1995                              1994
                                                     ----                              ----
                 Cost of sales                      83.31%                            83.70%
                 SG&A expenses                      12.96                             12.71
                 Income from operations              3.73                              3.59
                 Other income, net                   1.87                              1.91
                 Income before income taxes          5.60                              5.50
                 Income taxes                        1.64                              1.61
                 Accounting change                    -0-                               .42
                 Net income                          3.96                              3.47

NET SALES

Net sales increased less than 2% in the first quarter from 1994 to 1995. There were no significant changes in any Division between the two periods.

COSTS AND EXPENSES

Cost of sales as a percentage of net sales improved from 83.70% in 1994 to 83.31% in 1995. There were no significant changes in any Division between the two periods.

Selling, general and administrative expenses as a percentage of net sales increased to 12.96% in 1995 from 12.71% in 1994. There were no significant changes in any Division between the two periods.

OTHER INCOME, NET

Major sources of other income are reflected below (in thousands):

                                                               Three Months Ended February 28
                                                               ------------------------------
                                                                1995                   1994
                                                                ----                   ----
      Equity in unremitted income of affiliated cos.           $1,021                  $953
      Interest (tax exempt)                                       550                   417
      Dividends                                                   543                   543
      Other                                                       199                   414
                                                               ------                ------
                                                               $2,313                $2,327
                                                               ======                ======

INCOME TAXES

The effective income tax rate remained approximately the same in the two periods: 29.23% in 1995 and 29.33% in 1994.

LIQUIDITY AND CAPITAL RESOURCES:

The current ratio was 5.9 to 1 at February 28, 1995, 5.7 to 1 at November 30, 1994 and 5.8 to 1 at February 28, 1994. Working capital has remained relatively unchanged in the past year: $168 million (February 28, 1994); $169 million (May 31, 1994); $163 million (August 31, 1994); $164 million (November 30, 1994); and $163 million (February 28, 1995). Cash provided by operations increased to $5.9 million in the 1995 first quarter from $5.2 million in 1994. Cash provided by operating activities is expected to be adequate for normal future cash requirements. There were no significant commitments for capital expenditures at February 28, 1995. Capital expenditures that will be made in the future for normal requirements are anticipated to be made from funds generated by operating activities.

                          PART II - OTHER INFORMATION
          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits
    (27) Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BASSETT FURNITURE INDUSTRIES, INCORPORATED



/s/ ROBERT H. SPILMAN
- ----------------------------------------------------
Robert H. Spilman, Chairman of the Board and Chief Executive Officer



Date:       4-4-95
      --------------------------------------




/s/ PHILIP E. BOOKER
- -----------------------------------------------------
Philip E. Booker, Vice President, Controller (Chief Accounting Officer)



Date:       4-4-95
      --------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-Q

                                QUARTERLY REPORT




         For the quarter ended                         Commission File Number
         February 28, 1995                                      0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                                 EXHIBIT INDEX





         Exhibit No.                             Exhibit Description                                            Page No.
         -----------                             -------------------                                            --------
             27                                  Financial Data Schedule                                      page - 8