Form 10-Q
period 1995-05-31
BASSETT FURNITURE INDUSTRIES INC
filed 1995-07-07
CIK 10329

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995

                                      OR


         /  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________

Commission File No. 0-209


                  BASSETT FURNITURE INDUSTRIES, INCORPORATED
            (Exact name of Registrant as specified in its charter)

                          Virginia                              54-0135270
         -----------------------------------------          ---------------
              (State or other jurisdiction                     (I.R.S. Employer
         of incorporation or organization)                  Identification No.)


                          Bassett, Virginia   24055
                        ------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (703) 629-6000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X             No
                                              -----------          -----------

At May 31, 1995, 14,087,654 shares of common stock of the Registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS - UNAUDITED

                                                            SIX MONTHS ENDED MAY 31,     THREE MONTHS ENDED MAY 31,
                                                            ------------------------     --------------------------
                                                              1995           1994             1995           1994
                                                              ----           ----             ----           ----
Net sales                                                 $242,568,556   $256,303,646    $119,018,005   $134,639,355
Costs and expenses
    Cost of sales                                          202,624,957    210,669,159      99,696,395    108,841,705
    Selling, general and administrative                     32,506,437     32,627,185      16,490,093     17,156,766
                                                          ------------   ------------    ------------   ------------
                                                           235,131,394    243,296,344     116,186,488    125,998,471
                                                          ------------   ------------    ------------   ------------
                               Income from operations        7,437,162     13,007,302       2,831,517      8,640,884
Other income, net                                            6,498,934      4,643,509       4,185,733      2,316,514
                                                          ------------   ------------    ------------   ------------
            Income before income taxes and cumulative
           effect of a change in accounting principle       13,936,096     17,650,811       7,017,250     10,957,398
Income taxes                                                (4,063,000)    (5,241,000)     (2,040,500)    (3,278,000)
                                                          ------------   ------------    ------------   ------------
                   Income before cumulative effect of
                     a change in accounting principle        9,873,096     12,409,811       4,976,750      7,679,398
Cumulative effect of a change in accounting principle           -0-          (510,200)         -0-            -0-
                                                          ------------   ------------    ------------   ------------
                                           NET INCOME        9,873,096     11,899,611       4,976,750      7,679,398
Retained earnings - beginning of period                    221,949,817    216,211,676     224,028,800    217,542,249
                                                          ------------   ------------    ------------   ------------
                                                           231,822,913    228,111,287     229,005,550    225,221,647
    Cash dividends                                          (5,634,893)    (5,756,080)     (2,817,530)    (2,866,440)
    Retirement of purchased common stock                        -0-        (2,340,298)         -0-        (2,340,298)
                                                          ------------   ------------    ------------   ------------
Retained earnings - end of period                         $226,188,020   $220,014,909    $226,188,020   $220,014,909
                                                          ============   ============    ============   ============



    EARNINGS PER SHARE:
    Income before cumulative effect
    of a change in accounting principle                       $ .70          $ .86           $ .35          $ .53

    Cumulative effect of a change
    in accounting principle                                     -0-           (.04)            -0-            -0-
                                                              -----        -------           -----          -----

    NET INCOME PER SHARE                                      $ .70         $  .82           $ .35          $ .53
                                                              =====         ======           =====          =====

    DIVIDENDS PER SHARE                                       $ .40          $ .40           $ .20          $ .20
                                                              =====          =====           =====          =====



- --------------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED

ASSETS                                                              May 31, 1995      November 30, 1994
- ------                                                              ------------      -----------------
Current Assets
    Cash and cash equivalents                                       $ 50,355,811         $ 42,314,957
    Trade accounts receivable, less allowances
       for doubtful accounts and discounts                            63,880,769           71,936,750
    Inventories:
        Finished goods                                                47,102,902           45,243,596
        Work in process                                               15,300,067           15,588,696
        Raw materials and supplies                                    44,327,012           44,588,519
                                                                   -------------        -------------
                                                                     106,729,981          105,420,811
        Less LIFO adjustment                                          26,246,000           25,346,000
                                                                   -------------        -------------
                                                                      80,483,981           80,074,811
    Prepaid expenses                                                     291,328            2,206,736
    Prepaid income taxes                                                   -0-                274,675
    Deferred income taxes                                              1,883,000            1,823,000
                                                                   -------------        -------------
                                                                     196,894,889          198,630,929
Property, Plant and Equipment
    Cost                                                             212,440,583          207,227,241
    Less allowances for depreciation                                 157,352,365          152,673,335
                                                                   -------------        -------------
                                                                      55,088,218           54,553,906
Other Assets
    Investment in securities                                          47,222,805           43,638,983
    Investment in affiliated companies                                37,298,655           35,080,525
    Other                                                              7,329,214            8,593,887
                                                                   -------------        -------------
                                                                      91,850,674          87,313,395
                                                                   -------------        -------------
                                                                    $343,833,781         $340,498,230
                                                                   =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------
Current Liabilities
    Accounts payable                                                $ 23,379,736         $ 29,786,395
    Accrued compensation                                               6,102,782            5,215,159
    Income taxes                                                       1,041,794                -0-
                                                                   -------------        -------------
                                                                      30,524,312           35,001,554
Deferrals
    Deferred liabilities                                               9,844,181            9,529,784
    Deferred income taxes                                              2,008,000              774,000
                                                                   -------------        -------------
                                                                      11,852,181           10,303,784
Stockholders' Equity
    Common stock                                                      70,438,270           70,434,075
    Additional capital                                                    18,539                -0-
    Retained earnings                                                226,188,020          221,949,817
    Unrealized holding gains, net of tax                               4,812,459            2,809,000
                                                                   -------------        -------------
                                                                     301,457,288          295,192,892
                                                                   -------------        -------------
                                                                    $343,833,781         $340,498,230
                                                                   =============        =============


- -----------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED


                                                                          Six Months Ended May 31,
                                                                          ------------------------
                                                                           1995                 1994
                                                                           ----                 ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                            $16,920,923          $ 6,624,090

INVESTING ACTIVITIES
    Changes (net) in  investment securities                            1,010,153           (1,002,511)
    Purchases of property, plant and equipment                        (5,323,407)          (4,587,558)
    Proceeds from sale of property, plant and equipment                   50,000              164,622
    Dividends from affiliated company                                    544,753              544,753
    Other                                                                450,592              209,538
                                                                     -----------          -----------
                                                                      (3,267,909)          (4,671,156)
FINANCING ACTIVITIES
    Exercise of stock options                                             48,733                -0-
    Purchase of common stock                                             (26,000)          (3,423,177)
    Cash dividends                                                    (5,634,893)          (5,756,080)
                                                                     -----------          -----------
                                                                      (5,612,160)          (9,179,257)
                                                                     -----------          -----------
CHANGE IN CASH AND CASH EQUIVALENTS                                    8,040,854           (7,226,323)

CASH AND CASH EQUIVALENTS - beginning of period                       42,314,957           52,957,556
                                                                     -----------          -----------

CASH AND CASH EQUIVALENTS - end of period                            $50,355,811          $45,731,233
                                                                     ===========          ===========



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Per share amounts are based on 14,087,540 and 14,432,751 weighted average number of shares outstanding at May 31, 1995 and 1994, respectively.

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

C. Effective December 1, 1993, the Company adopted the provisions of FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and initially reported the effects thereof in the 1994 financial statements. Under Statement No. 115 the Company classifies its investment in securities as available-for-sale, which is reported at fair value. Unrealized holding gains and losses (net of tax effect) are reported as a separate component of stockholders' equity. The fair value and cost of the investment in securities was $47.2 million and $39.5 million at May 31, 1995, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Major components of net income expressed as a percentage of net sales are reflected below:

                                                 Six Months Ended May 31,           Three Months Ended May 31,
                                                 ------------------------           --------------------------
                                                 1995               1994           1995                    1994
                                                 ----               ----           ----                    ----
                 Cost of sales                  83.53%             82.20%         83.76%                  80.84%
                 Selling, general and admin.    13.40              12.73          13.86                   12.74
                 Income from operations          3.07               5.07           2.38                    6.42
                 Other income, net               2.67               1.81           3.51                    1.72
                 Income before income taxes      5.74               6.88           5.89                    8.14
                 Income taxes                    1.67               2.04           1.71                    2.44
                 Accounting change                -0-                .20            -0-                     -0-
                 Net income                      4.07               4.64           4.18                    5.70

NET SALES

The rate of incoming orders fell during the 1995 second quarter leading to reductions in both shipments and production schedules. Net sales in the second quarter decreased 12% from 1994 levels, from $135 million to $119 million; net sales in the six months period decreased 5% from 1994, from $256 million to $243 million. The fall off in net sales was pronounced in all Divisions.

The retail household furniture industry, as a whole, has suffered a slowdown in the first half of 1995, both at the retail and manufacturing levels.

COSTS AND EXPENSES

Cost of sales, as a percentage of net sales, increased to 83.76% in the second quarter of 1995 up from 80.84% in 1994 and 83.31% in the 1995 first quarter. The deterioration in the second quarter brought about an increase in the percentage to 83.53% for the six months period up from 82.20% in 1994.

The components of cost of sales, expressed as a percentage of net sales, are reflected below:

                                                 Six Months Ended May 31,          Three Months Ended May 31,
                                                 ------------------------          --------------------------
                                                 1995               1994           1995                  1994
                                                 ----               ----           ----                  ----
                 Materials                      49.36%             48.55%         49.33%                 47.54%
                 Labor                          21.56              21.60          21.60                  21.78
                 Overhead                       12.61              12.05          12.83                  11.52
                                                -----              -----          -----                  -----
                                                83.53%             82.20%         83.76%                 80.84%

The increase in the material cost component percentage was due to (i) inability to raise selling prices to cover increased raw material costs (ii) inefficiencies caused by small cutting (job order) sizes and (iii) increased costs related to new market introductions.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

COSTS AND EXPENSES - continued

The increase in the overhead cost component percentage is due to the fact that a significant portion of the overhead costs are fixed.

Selling, general and administration expenses, expressed as a percentage of net sales, increased to 13.86% in the 1995 second quarter from 12.74% in 1994, causing a rise to 13.40% for six months in 1995, compared to 12.73% in 1994. The cost elements included in SG&A expenses that are considered to be fixed costs remained level during the 1995 periods presented and those costs elements that are considered to be variable decreased during the 1995 periods presented, compared to the same periods in 1994.

OTHER INCOME, NET

Major sources of other income are shown below (in thousands):

                                                 Six Months Ended May 31,           Three Months Ended May 31,
                                                 ------------------------           --------------------------
                                                 1995               1994           1995                    1994
                                                 ----               ----           ----                    ----
            Equity in unremitted income
              of affiliated companies          $2,441             $2,067         $1,420                 $1,114
            Interest (principally tax exempt)   1,123                812            573                    395
            Dividends                           1,210              1,167            667                    624
            Gain from sales of securities       1,364                362          1,394                    203
            Other                                 361                236            132                    (19)
                                               ------             ------         ------                 ------
                                               $6,499             $4,644         $4,186                 $2,317
                                               ======             ======         ======                 ======


INCOME TAXES

The effective income tax rate remained approximately the same in the periods presented : 1995 - 29.15% (6 months), 29.08% (second quarter); 1994 - 29.69% (6 months), 29.92% (second quarter).

LIQUIDITY AND CAPITAL RESOURCES:

The current ratio was 6.5 to 1 at May 31, 1995, 5.9 to 1 at February 28, 1995 and 5.7 to 1 at November 30, 1994. Working capital has remained stable in the past year; varying between $169 million at May 31, 1994, to $163 million at February 28, 1995 ($166 million at May 31, 1995). Cash provided by operations increased to $17 million for the six months of 1995 compared to $7 million in the same period of 1994; this compares favorably to $11 million provided in the 1995 second quarter compared to $2 million in the 1994 second quarter. Cash provided by operating activities is expected to be adequate for normal future cash requirements. There were no significant commitments for capital expenditures at May 31, 1995. Capital expenditures that will be made in the future for normal requirements are expected to be made from funds generated by operating activities.

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



BASSETT FURNITURE INDUSTRIES, INCORPORATED



- -------------------------------------------------------------------------
Robert H. Spilman, Chairman of the Board, and Chief Executive Officer


DATE: _______________________________





- -------------------------------------------------------------------------
Philip E. Booker, Vice President, Controller (Chief Accounting Officer)


DATE:________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-Q

                                QUARTERLY REPORT




      For the quarter ended                         Commission File Number
      May 31, 1995                                                   0-209


                  BASSETT FURNITURE INDUSTRIES, INCORPORATED
                                 EXHIBIT INDEX





       Exhibit No.                      Exhibit Description                           Page No.
       ------------                     -------------------                           --------
            27                              Financial Data Schedule                    page - 9