Form 10-Q
period 1995-08-31
BASSETT FURNITURE INDUSTRIES INC
filed 1995-10-06
CIK 10329

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1995

                                       OR


          /  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________ to _________________

    Commission File No. 0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
             (Exact name of Registrant as specified in its charter)

                       Virginia                             54-0135270
      -----------------------------------------         ---------------
           (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)                 Identification No.)


                            Bassett, Virginia   24055
                          -----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (540) 629-6000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes     X             No
                           ---------            ---------

At August 31, 1995, 14,047,653 shares of common stock of the Registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS - UNAUDITED

                                                                NINE MONTHS ENDED AUGUST 31,      THREE MONTHS ENDED AUGUST 31,
                                                                ----------------------------      -----------------------------
                                                                  1995             1994               1995           1994
                                                                  ----             ----               ----           ----

Net sales                                                     $361,752,321     $381,271,061        $119,183,765  $124,967,415
Costs and expenses
     Cost of sales                                             301,097,044      314,128,874          98,472,087   103,459,715
     Selling, general and administrative                        48,839,196       49,360,201          16,332,759    16,733,016
                                                              ------------     ------------        ------------  ------------
                                                               349,936,240      363,489,075         114,804,846   120,192,731
                                                              ------------     ------------        ------------  ------------
                                Income from operations          11,816,081       17,781,986           4,378,919     4,774,684
Other income, net                                               10,295,806        6,606,876           3,796,872     1,963,367
                                                              ------------     ------------        ------------  ------------
             Income before income taxes and cumulative
            effect of a change in accounting principle          22,111,887       24,388,862           8,175,791     6,738,051
Income taxes                                                    (6,457,500)      (7,390,000)         (2,394,500)   (2,149,000)
                                                              ------------     ------------       -------------  ------------
                    Income before cumulative effect of
                      a change in accounting principle          15,654,387       16,998,862           5,781,291     4,589,051
Cumulative effect of a change in accounting principle                -0-           (510,200)              -0-           -0-
                                                              ------------     ------------        ------------  ------------
                                            NET INCOME          15,654,387       16,488,662           5,781,291     4,589,051
Retained earnings - beginning of period                        221,949,817      216,211,676         226,188,020   220,014,909
                                                              ------------     ------------        ------------  ------------
                                                               237,604,204      232,700,338         231,969,311   224,603,960
     Cash dividends                                             (8,444,424)      (8,593,977)         (2,809,531)   (2,837,897)
     Retirement of purchased common stock                         (777,743)      (5,135,861)           (777,743)   (2,795,563)
                                                              ------------     ------------        ------------  ------------
Retained earnings - end of period                             $228,382,037     $218,970,500        $228,382,037  $218,970,500
                                                              ============     ============        ============  ============



         EARNINGS PER SHARE:
         Income before cumulative effect
         of a change in accounting principle                         $1.11           $ 1.18                $.41         $ .32

         Cumulative effect of a change
         in accounting principle                                       -0-             (.04)                -0-           -0-
                                                                    ------           ------               -----         -----

         NET INCOME PER SHARE                                       $ 1.11           $ 1.14               $ .41         $ .32
                                                                    ======           ======               =====         =====

         DIVIDENDS PER SHARE                                        $  .60           $  .60               $ .20         $ .20
                                                                    ======           ======               =====         =====


--------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED

ASSETS                                                                         AUGUST 31, 1995                 NOVEMBER 30, 1994
------                                                                        -----------------                -----------------
Current Assets
    Cash and cash equivalents                                                    $ 57,507,504                      $ 42,314,957
    Trade accounts receivable, less allowances
       for doubtful accounts and discounts                                         66,180,271                        71,936,750
    Inventories:
        Finished goods                                                             47,100,731                        45,243,596
        Work in process                                                            15,484,490                        15,588,696
        Raw materials and supplies                                                 44,047,255                        44,588,519
                                                                                 ------------                      ------------
                                                                                  106,632,476                       105,420,811
        Less LIFO adjustment                                                       26,646,000                        25,346,000
                                                                                 ------------                      ------------
                                                                                   79,986,476                        80,074,811
    Prepaid expenses                                                                2,354,976                         2,206,736
    Prepaid income taxes                                                                -0-                             274,675
    Deferred income taxes                                                           1,891,000                         1,823,000
                                                                                 ------------                      ------------
                                                                                  207,920,227                       198,630,929
Property, Plant and Equipment
    Cost                                                                          212,659,126                       207,227,241
    Less allowances for depreciation                                              158,642,057                       152,673,335
                                                                                 ------------                      ------------
                                                                                   54,017,069                        54,553,906
Other Assets
    Investment in securities                                                       41,614,463                        43,638,983
    Investment in affiliated companies                                             38,150,587                        35,080,525
    Other                                                                          10,439,413                         8,593,887
                                                                                 ------------                      ------------
                                                                                   90,204,463                        87,313,395
                                                                                 ------------                      ------------
                                                                                 $352,141,759                      $340,498,230
                                                                                 ============                      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current Liabilities
    Accounts payable                                                             $ 30,306,148                      $ 29,786,395
    Accrued compensation                                                            4,864,902                         5,215,159
    Income taxes                                                                    2,222,893                             -0-
                                                                                 ------------                      ------------
                                                                                   37,393,943                        35,001,554
Deferrals
    Deferred liabilities                                                           10,073,078                         9,529,784
    Deferred income taxes                                                           1,723,500                           774,000
                                                                                 ------------                      ------------
                                                                                   11,796,578                        10,303,784
Stockholders' Equity
    Common stock                                                                   70,238,265                        70,434,075
    Retained earnings                                                             228,382,037                       221,949,817
    Unrealized holding gains, net of tax                                            4,330,936                         2,809,000
                                                                                 ------------                      ------------
                                                                                  302,951,238                       295,192,892
                                                                                 ------------                      ------------
                                                                                 $352,141,759                      $340,498,230
                                                                                 ============                      ============

--------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED


                                                                                        NINE MONTHS ENDED AUGUST 31,
                                                                                -------------------------------------------
                                                                                    1995                           1994
                                                                                    ----                           ----

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $25,808,844                     $12,268,484

INVESTING ACTIVITIES
     Changes in investment securities                                             7,155,646                      (2,709,344)
     Purchases of property, plant and equipment                                  (6,523,427)                     (6,920,480)
     Proceeds from sale of property, plant and equipment                             59,000                         224,616
     Dividends from affiliated company                                              817,129                         817,129
     Increase in cash surrender value of life insurance                          (2,838,284)                     (2,277,400)
     Other                                                                          131,616                         306,908
                                                                                -----------                     -----------
                                                                                 (1,198,320)                    (10,558,571)
FINANCING ACTIVITIES
     Exercise of stock options                                                       48,733                           -0-
     Purchase of common stock                                                    (1,022,286)                     (6,857,240)
     Cash dividends                                                              (8,444,424)                     (8,593,976)
                                                                                ------------                    ------------
                                                                                 (9,417,977)                    (15,451,216)
                                                                                ------------                    ------------

CHANGE IN CASH AND CASH EQUIVALENTS                                              15,192,547                     (13,741,303)

CASH AND CASH EQUIVALENTS - beginning of period                                  42,314,957                      52,957,556
                                                                                -----------                     -----------

CASH AND CASH EQUIVALENTS - end of period                                       $57,507,504                     $39,216,253
                                                                                ===========                     ===========




              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Per share amounts are based on 14,082,213 and 14,349,932 weighted average number of shares outstanding at August 31, 1995 and 1994, respectively.

B. Effective December 1, 1993, the Company adopted the provisions of FASB Statement No. 109 and reported the cumulative effect of the change in the method of accounting for income taxes in the financial statements for 1994 in the amount of $510,200. The principal cause of this adjustment was due to the basis difference of an acquisition made in a prior year which was accounted for as a purchase transaction.

C. Effective December 1, 1993, the Company adopted the provisions of FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and initially reported the effects thereof in the 1994 financial statements. Under Statement No. 115 the Company classifies its investment in securities as available-for-sale, which is reported at fair value. Unrealized holding gains and losses (net of tax effect) are reported as a separate component of stockholders' equity. The fair value and cost of the investment in securities was $41.6 million and $34.6 million at August 31, 1995, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Major components of net income, expressed as a percentage of net sales, are reflected below:

                                           Nine Months Ended August 31,         Three Months Ended August  31,
                                           ----------------------------         ------------------------------
                                             1995               1994              1995                   1994
                                             ----               ----              ----                   ----
      Cost of sales                         83.23%              82.39%           82.62%                82.79%
      Selling, general and admin.           13.50               12.95            13.70                 13.39
      Income from operations                 3.27                4.66             3.68                  3.82
      Other income, net                      2.84                1.74             3.18                  1.57
      Income before income taxes             6.11                6.40             6.86                  5.39
      Income taxes                           1.78                1.94             2.01                  1.72
      Accounting change                       -0-                 .13              -0-                   -0-
      Net income                             4.33                4.33             4.85                  3.67

NET SALES

Net sales for the third quarter were up slightly over second quarter ($119.2 million vs. $119.0 million). Moreover, the year to year decline in net sales in the third quarter was approximately one third the decline experienced in the second quarter. Net sales for the 1995 third quarter were $119.2 million, a decrease of $5.8 million from $125 million in 1994. This compares to the $15.6 million decline experienced in the second quarter of 1995 compared to 1994.

The order backlog improved in the third quarter from the low levels reached in the second quarter, reflecting an improved incoming order rate. This improvement has generally been across all the Company's Divisions.

COSTS AND EXPENSES

Cost of sales, as a percentage of net sales, was 82.62% for the 1995 third quarter, down from 82.79% in 1994 and also, down from 83.76% in the second quarter of 1995.

The components of cost of sales, expressed as a percentage of net sales, are reflected below:

                                         Nine Months Ended August  31,          Three Months Ended August 31,
                                         -----------------------------          -----------------------------
                                             1995               1994              1995                   1994
                                             ----               ----              ----                   ----
      Materials                             49.51%              48.81%           49.82%                49.36%
      Labor                                 21.33               21.57            20.83                 21.49
      Overhead                              12.39               12.01            11.97                 11.94
                                            -----               -----            -----                 -----
                                            83.23%              82.39%           82.62%                82.79%

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

COSTS AND EXPENSES - continued

Raw material costs continued to escalate in the third quarter without the Company being able to pass the increases through to the retail sector. This is exemplified by the fact that the Consumer Price Index for household furnishings has remained flat in 1995 compared to 1994. Overhead costs decreased in the third quarter to 11.97% from 12.83% in the second quarter. Third quarter of 1995 was flat compared to 1994, despite a decrease in net sales of $5.8 million from 1994 to 1995. This reflects the progress made to reduce and control production overhead costs.

Selling, general and administrative expenses, expressed as a percentage of net sales, were 13.70% in the 1995 third quarter, down from 13.86% in the second quarter. However, after nine months in 1995, these expenses are at 13.50% up from 12.95% in 1994. Through nine months of 1995, variable costs have maintained their relationship to net sales, but some fixed costs, primarily those associated with the marketing and merchandising efforts, have not decreased in proportion to the decrease in net sales.

OTHER INCOME, NET

Major sources of other income are shown below (in thousands):

                                          Nine Months Ended August 31,          Three Months Ended August 31,
                                          ----------------------------          -----------------------------
                                             1995               1994              1995                  1994
                                             ----               ----              ----                  ----
      Equity in unremitted income
        of affiliated companies            $3,566              $3,078           $1,125                $1,011
      Interest (principally tax exempt)     1,756               1,231              633                   419
      Dividends                             1,736               1,700              526                   533
      Gain from sales of securities         2,676                 357            1,312                    (5)
      Other                                   562                 241              201                     5
                                          -------              ------           ------                ------
                                          $10,296              $6,607           $3,797                $1,963
                                          =======              ======           ======                ======


INCOME TAXES

The effective income tax rate reflects the federal rate of 35% plus an effective state rate of approximately 3%. This combined rate is next subject to reduction due primarily to the effects of: (i) dividends received exclusion; (ii) tax exempt interest, (iii) unremitted affiliate income, and
(iv) corporate owned life insurance.

LIQUIDITY AND CAPITAL RESOURCES:

The current ratio was 5.6 to 1 at August 31, 1995, 6.5 to 1 at May 31, 1995 and
5.7 to 1 at November 30, 1994. Working capital has remained stable in the past year; varying between $171 million at August 31, 1995 and $164 million at November 30, 1994. Cash provided by operations increased to $26 million for the nine months of 1995 compared to $12 million in the same period of 1994; $9 million of this amount was generated in the 1995 third quarter compared to $6 million in the 1994 third quarter. Cash provided by operating activities is expected to be adequate for normal future cash requirements. There were no significant commitments for capital expenditures at August 31, 1995. Capital expenditures that will be made in the future for normal requirements are expected to be made from funds generated by operating activities.

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



BASSETT FURNITURE INDUSTRIES, INCORPORATED



/s/ ROBERT H. SPILMAN
-----------------------------------------------------------------------
Robert H. Spilman, Chairman of the Board, and Chief Executive Officer


DATE:   10/6/95
      -------------------------------




/s/ PHILIP E. BOOKER
-----------------------------------------------------------------------
Philip E. Booker, Vice President, Controller (Chief Accounting Officer)


DATE:   10/6/95
      -------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-Q

                                QUARTERLY REPORT




   For the quarter ended                               Commission File Number
   August 31, 1995                                                      0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                                 EXHIBIT INDEX





   Exhibit No.           Exhibit Description               Page No.
   ------------          -------------------               --------

        27               Financial Data Schedule            page - 9