Form 10-K405
period 1995-11-30
BASSETT FURNITURE INDUSTRIES INC
filed 1996-02-22
CIK 10329

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                            WASHINGTON, D.C.   20549

                                   FORM 10-K
                                   ---------
                                                                    Page 1 of 23

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

    For the fiscal year ended November 30, 1995      Commission File No. 0-209

                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                   ------------------------------------------
           (Exact name of registrant as specified in its charter)

                  VIRGINIA                                    54-0135270
       -------------------------------                     -------------------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                      Identification No.)

            BASSETT, VIRGINIA                                     24055
------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code             540/629-6000
                                                  ----------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                                        Name of each exchange
Title of each class:                                     on which registered
--------------------                              ----------------------------

    Common Stock ($5.00 par value)                       NASDAQ
    -----------------------------                 ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.

                                /X/ Yes   / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of December 15,1995.

                 Common Stock, $5.00 par value -- $274,095,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock, $5.00 par value -- 13,658,953 at the close of the period covered by this report.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Bassett Furniture Industries, Incorporated Annual Report to Stockholders for the year ended November 30, 1995 (the "Annual Report") are incorporated by reference into Parts I and II of this Form 10-K.

(2) Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 1996 Annual Meeting of Stockholders held February 21, 1996, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM  1. BUSINESS

                  GENERAL DEVELOPMENT OF BUSINESS

                  Bassett Furniture Industries, Incorporated was incorporated under the laws of the Commonwealth of Virginia in 1930. The executive offices are located in Bassett, Virginia.

                  In 1995, four manufacturing plants were consolidated into two plants. The two closed plants will be sold. The closing of the two plants should have no material effect on the Company's net sales in the future but should reduce overhead costs related to the plants.

                  There have been no material changes in the mode of conducting business in the fiscal year beginning December 1, 1994.

                  INDUSTRY SEGMENT

                  In accordance with the instructions for this item, Bassett Furniture Industries, Incorporated and its subsidiaries, all of which are wholly-owned (Company), is deemed to have been engaged in only one business segment, manufacture and sale of furniture, for the three years ended November 30, 1995.

                  DESCRIPTION OF BUSINESS

                  The Company manufactures and sells a full line of furniture for the home: bedroom and dining suites and accent pieces; occasional tables, wall and entertainment units; home office systems and computer work stations; upholstered sofas, chairs and love seats (motion and stationary); recliners; and mattresses and box springs. The Company's products are distributed through a large number of retailers, principally in the United States. The retailers selling the Company's products include mass merchandisers, department stores, independent furniture stores, chain furniture stores, decorator showrooms, warehouse showrooms, specialty stores and rent-to-own stores.

                  Due to the dramatic changes that took place in the retail home furnishings distribution network, the Company developed the Bassett Gallery Program in the mid-1980's. In late 1995, an effort was undertaken to rejuvenate the Program with a "quick shipment" inventory stocking system, advertising media development and new gallery design concepts. In addition, gallery space requirements were expanded from 5,000 to 8,000 square feet in each store. The Company is currently reviewing all existing galleries to ensure that they meet the standards of the Program. This has led to the elimination of certain galleries and there is the possibility of further deletions in the future.

                  In 1994, the Company introduced the Bassett Direct Plus Program. A Bassett Direct Plus ("BDP") store is a free standing exclusive Bassett store that will encompass between 18,000 and 25,000 square feet of space in the current prototype. The stores display, in gallerized settings, selected offerings from all Bassett product groups. These stores are independently owned and operated retail operations, displaying a full range of home fashions and carry no other furniture manufacturer's products. Bassett supports its "BDP" stores with a greater, more extensive level of service and support which includes fully planned exterior and interior designs, special financing terms, inventory warehousing commitment, priority on cuttings and shipping, and access to Bassett's EDI link and BassNet. Currently there are eight "BDP" stores in operation and fifteen are scheduled to be opened in 1996. "BDP" stores are targeted to become one of the Company's largest customer segments.

                  Raw materials used by the Company are generally available from numerous sources and are obtained principally from domestic sources. The cost pressures on raw materials continued to be experienced in 1995. Furthermore, it continued to be very difficult to pass through the incurred cost increases to retail dealers in the form of increased sales prices.

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

                  The Company is not dependent upon a single customer, the loss of which would have a material adverse effect on the Company. Sales to one customer (J. C. Penney Company) amounted to approximately 14% of gross sales in 1995, 13% in 1994 and 12% in 1993.

                  The Company's backlog of orders believed to be firm was $56,000,000 at November 30, 1995 and $66,500,000 at November
                  30, 1994. It is expected that the November 30, 1995 backlog will be filled within the 1996 fiscal year.

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

                  The furniture industry is considered to be a "fashion" industry subject to constant change to meet the changing consumer preferences and tastes. As such, the Company is continuously involved in the development of new designs and products. Due to the nature of these efforts and the close relationship to the manufacturing operations, the costs thereof are considered normal operating costs and are not segregated.

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

                  The Company had approximately 7,400 employees at November 30, 1995.

                  FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                  The Company has no foreign operations, and its export sales are insignificant.

ITEM  2. PROPERTIES

         The Company owns the following facilities:

                      Plant Name                              Location                                  Construction
         -----------------------------------         ------------------------            ----------------------------------------

         Bassett Furniture                            Bassett, VA                        Brick, frame and concrete
           Company (A)
         J. D. Bassett                                Bassett, VA (2
             Manufacturing Company                      plants)                          Brick, frame and concrete
         Bassett Superior Lines                       Bassett, VA                        Brick, frame, concrete and steel
         Bassett Chair Company                        Bassett, VA                        Brick, frame, concrete and steel
         Bassett Table Company                        Bassett, VA                        Brick and frame
         W. M. Bassett Furniture                      Martinsville, VA                   Brick, frame, concrete and steel
           Company
         Bassett Fiberboard                           Bassett, VA                        Brick, concrete and steel
         Bassett Upholstery                           Newton, NC (4
           Division                                     plants)                          Brick, concrete and steel
                                                      Taylorsville, NC                   Brick, concrete and steel
                                                      Dumas, AR                          Brick, concrete and steel
         Bassett Furniture Industries                 Statesville, NC                    Brick, frame, concrete and steel
           of North Carolina, Inc.
         Bassett of NC - Dublin                       Dublin, GA                         Concrete block and steel
         Bassett of NC - Macon                        Macon, GA                          Brick, concrete and steel
         Bassett Wood Products                        Dumas, AR                          Brick, concrete and steel
         Burkeville Veneer                            Burkeville, VA                     Brick and frame
         National/Mt. Airy                            Mt. Airy, NC                       Brick, concrete and steel
         Weiman Division (B)                          Ramseur, NC                        Concrete block and steel
                                                      Christiansburg, VA                 Metal frame

           E. B. Malone Corporation                     Lake Wales, FL
                                                          (2 plants)                       Concrete block and frame
                                                        Pottstown, PA                      Metal frame
                                                        West Palm Beach, FL                Concrete block and steel
                                                        Walworth, WI                       Concrete block and steel
                                                        Fredericksburg, VA                 Brick and frame
                                                        Chehalis, WA                       Concrete block and metal frame
                                                        Los Angeles, CA                    Concrete block and metal frame
                                                        Los Angeles, CA                    Brick, concrete and steel
                                                        Tipton, MO                         Concrete block and steel
           Impact Furniture (B)                         Hickory, NC (2
                                                          plants and
                                                          warehouse)                       Brick, concrete and steel
           Bassett Motion Division                      Saltillo, MS                       Metal frame
                                                        Booneville, MS (2
                                                           plants)                         Metal frame

         The Company also owns its general office building in Bassett, Virginia (brick, concrete and steel), two warehouses in Bassett, Virginia (brick and concrete) and a showroom in High Point, North Carolina (brick, concrete and steel).

         In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities are in regular use, except the plants noted below.

         (A) Plant closed as part of the restructuring program announced in 1990.

         (B) The Weiman-Ramseur plant and a small Impact Furniture plant are the two aforementioned plants closed in 1995 and held-for-sale.

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

ITEM  6. SELECTED FINANCIAL DATA

         The information for the five years ended November 30, 1995, contained in the "Other Business Data" in the Annual Report is incorporated herein by reference thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in "Other Business Data" in the Annual Report is incorporated herein by reference thereto.

         The change in the level of the Company's net sales has historically been principally due to the change in the volume of units sold, as contrasted to changes in unit prices. The Company's net sales have fluctuated in recent years owing to the discretionary spending habits of consumers and the consumer confidence level.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the registrant and its subsidiaries, together with the independent auditors' report thereon of KPMG Peat Marwick LLP dated December 15, 1995, included in the annual report of the registrant to its stockholders for the year ended November 30, 1995 are incorporated herein by reference thereto:

                  Consolidated Balance Sheet--November 30, 1995 and 1994

                  Consolidated Statement of Income--Years Ended November 30, 1995, 1994 and 1993

                  Consolidated Statement of Stockholders' Equity--Years Ended November 30, 1995, 1994 and 1993

                  Consolidated Statement of Cash Flows--Years Ended November 30, 1995, 1994 and 1993

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

ITEM 11. EXECUTIVE COMPENSATION

         The information contained on pages 6 through 12 of the Proxy Statement under the captions "Organization and Compensation Committee Report", "Stockholder Return Performance Graph", "Executive Compensation", and "Supplemental Retirement Income Plan" is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained on page 2 of the Proxy Statement under the heading "Principal Stockholders and Holdings of Management" is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained on page 6 of the Proxy statement under the heading OOrganization and Compensation Committee Interlocks and Insider ParticipationO is incorporated herein by reference thereto.

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

                           13.      The registrant's Annual Report to
                                    Stockholders for the year ended November
                                    30, 1995.*

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

         (b) No reports on Form 8-K have been filed during the last quarter of the registrant's 1995 fiscal year.

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

                          YEAR ENDED NOVEMBER 30, 1995


          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

                               BASSETT, VIRGINIA

                                 ITEM 14(a)(1)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


The following consolidated financial statements of the registrant and its subsidiaries, included in the annual report of the registrant to its stockholders for the year ended November 30, 1995 are incorporated herein by reference:

         Consolidated Balance Sheet--November 30, 1995 and 1994

         Consolidated Statement of Income--Years Ended November 30, 1995, 1994 and 1993

         Consolidated Statement of Stockholders' Equity--Years Ended November 30, 1995, 1994 and 1993

         Consolidated Statement of Cash Flows--Years Ended November 30, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

                 By:   /s/ ROBERT H. SPILMAN                                     Date:   February 21, 1996
                       ---------------------------------------------                     -----------------
                       Robert H. Spilman
                       Chairman of the Board of Directors and
                       Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 By:   /s/ PETER W. BROWN                                        Date:   February 21, 1996
                       ---------------------------------------------                     -----------------
                       Peter W. Brown
                       Director


                 By:   /s/ THOMAS E. CAPPS                                       Date:   February 21, 1996
                       ---------------------------------------------                     -----------------
                       Thomas E. Capps
                       Director


                 By:   /s/ ALAN T. DICKSON                                       Date:   February 21, 1996
                       ---------------------------------------------                     -----------------
                       Alan T. Dickson
                       Director

                 By:   /s/ PAUL FULTON                                           Date:   February 21, 1996
                       ---------------------------------------------                     -----------------
                       Paul Fulton
                       Director

                 By:   /s/ WILLIAM H. GOODWIN, JR.                               Date:   February 21, 1996
                       ---------------------------------------------                     -----------------
                       William H. Goodwin, Jr.
                       Director


                 By:   /s/ GLENN A. HUNSUCKER                                    Date:   February 21, 1996
                       ---------------------------------------------                     -----------------
                       Glenn A. Hunsucker
                       President and Chief Operating Officer
                          and Director


                 By:   /s/ JAMES W. MCGLOTHLIN                                   Date:   February 21, 1996
                       ---------------------------------------------                     -----------------
                       James W. McGlothlin
                       Director

                 By:   /s/ THOMAS W. MOSS, JR.                                   Date:   February 21, 1996
                       ---------------------------------------------                     -----------------
                       Thomas W. Moss, Jr.
                       Director


                 By:   /s/ ALBERT F. SLOAN                                       Date:   February 21, 1996
                       ---------------------------------------------                     -----------------
                       Albert F. Sloan
                       Director


                 By:   /s/ JOHN W. SNOW                                          Date:   February 21, 1996
                       ---------------------------------------------                     -----------------
                       John W. Snow
                       Director


                 By:   /s/ PHILIP E. BOOKER                                      Date:   February 21, 1996
                       ---------------------------------------------                     -----------------
                       Philip E. Booker
                       Vice President and Controller

                               Index to Exhibits

     Exhibit
     No.                                                                                        Page No.
     ----                                                                                       --------

        3.           Articles of Incorporation as amended and Bylaws -
                     incorporated by reference to Form 10-Q for the fiscal
                     quarter ended February 28, 1994                                               N/A

       13.           Bassett Furniture Industries, Inc. Annual Report to
                     Stockholders for the year ended November 30, 1995                           13 - 21

       21.           List of subsidiaries of registrant                                             22

       23.           Consent of Independent Auditors                                                23

       27.           Financial Data Schedule (EDGAR filing only)