Form 10-Q
period 1996-02-29
BASSETT FURNITURE INDUSTRIES INC
filed 1996-04-12
CIK 10329

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 1996

                                       OR

          /  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission File No. 0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
           (Exact name of Registrant as specified in its charter)

              Virginia                                                                           54-0135270
- -----------------------------------------                                                     ---------------
    (State or other jurisdiction                                                              (I.R.S. Employer
of incorporation or organization)                                                            Identification No.)


                                                   Bassett, Virginia   24055
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
                          ----     ----

At February 29, 1996, 13,580,253 shares of common stock of the Registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS - UNAUDITED


                                                                      THREE MONTHS ENDED FEBRUARY 29 (28),
                                                                      ------------------------------------
                                                                  1996                                    1995
                                                                  ----                                    ----
Net sales                                                     $111,951,020                             $123,550,551
Costs and expenses
    Cost of sales                                               94,183,120                              102,928,562
    Selling, general and administrative                         15,487,133                               16,016,344
                                                              ------------                             ------------
                                                               109,670,253                              118,944,906
                                                              ------------                             ------------

                             Income from operations              2,280,767                                4,605,645
Other income, net                                                4,043,194                                2,313,201
                                                              ------------                             ------------

                         Income before income taxes              6,323,961                                6,918,846
Income taxes                                                     1,610,000                                2,022,500
                                                              ------------                             ------------

                                         NET INCOME              4,713,961                                4,896,346
Retained earnings - beginning of period                        225,718,704                              221,949,817
                                                              ------------                             ------------
                                                               230,432,665                              226,846,163
    Cash dividends                                              (2,716,550)                              (2,817,363)
    Purchase and retirement of common stock                     (1,428,396)                                     -0-
                                                              ------------                             ------------
Retained earnings - end of period                             $226,287,719                             $224,028,800
                                                              ============                             ============



    NET INCOME PER SHARE                                          $ .35                                  $ .35
                                                                  =====                                  =====

    DIVIDENDS PER SHARE                                           $ .20                                  $ .20
                                                                  =====                                  =====


- ------------------------------------------

The accompanying note is an integral part of the condensed financial statements.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED

ASSETS                                                                FEBRUARY 29, 1996               NOVEMBER 30, 1995
- ------                                                                -----------------               -----------------
Current Assets
  Cash and cash equivalents                                               $ 65,344,100                    $ 51,331,119
  Trade accounts receivable, less allowances
       for doubtful accounts and discounts                                  61,850,448                      68,591,514
  Inventories:
       Finished goods                                                       45,260,771                      46,490,589
       Work in process                                                      15,569,363                      16,231,269
       Raw materials and supplies                                           42,603,793                      45,305,749
                                                                          ------------                    ------------
                                                                           103,433,927                     108,027,607
       Less LIFO adjustment                                                 27,201,000                      26,801,000
                                                                          ------------                    ------------
                                                                            76,232,927                      81,226,607
  Prepaid expenses                                                           1,259,817                       1,757,658
  Deferred income taxes                                                      2,269,000                       2,008,000
                                                                          ------------                    ------------
                                                                           206,956,292                     204,914,898
Property, Plant and Equipment
     Cost                                                                  212,540,312                     211,790,217
     Less allowances for depreciation                                      160,789,359                     158,665,871
                                                                          ------------                    ------------
                                                                            51,750,953                      53,124,346
Other Assets
     Investment in securities                                               32,417,494                      39,055,319
     Investment in affiliated companies                                     41,499,243                      40,398,574
     Other                                                                   9,151,994                       9,227,317
                                                                          ------------                    ------------
                                                                            83,068,731                      88,681,210
                                                                          ------------                    ------------
                                                                          $341,775,976                    $346,720,454
                                                                          ============                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
     Accounts payable                                                     $ 24,876,257                    $ 29,710,299
     Accrued compensation                                                    3,552,168                       4,778,966
     Income taxes                                                            2,295,770                         902,476
                                                                          ------------                    ------------
                                                                            30,724,195                      35,391,741
Deferrals
     Deferred liabilities                                                   10,513,797                      10,296,244
     Deferred income taxes                                                   1,994,000                       2,129,000
                                                                          ------------                    ------------
                                                                            12,507,797                      12,425,244
Stockholders' Equity
     Common stock                                                           67,901,265                      68,294,765
     Retained earnings                                                     226,287,719                     225,718,704
     Unrealized holding gains, net of tax                                    4,355,000                       4,890,000
                                                                          ------------                    ------------
                                                                           298,543,984                     298,903,469
                                                                          ------------                    ------------
                                                                          $341,775,976                    $346,720,454
                                                                          ============                    ============

- -----------------------------------------

The accompanying note is an integral part of the condensed financial statements.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED



                                                                                      THREE MONTHS ENDED FEBRUARY 29 (28),
                                                                                      ------------------------------------
                                                                                       1996                            1995
                                                                                       ----                            ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $11,231,680                    $ 5,874,788

INVESTING ACTIVITIES
     Net change in cost of  investment securities                                    7,886,426                     (2,378,258)
     Purchases of property, plant and equipment                                       (799,458)                    (3,038,893)
     Proceeds from sale of property, plant and equipment                                70,635                         40,000
     Dividend from affiliated company                                                      -0-                        272,376
     Other                                                                             162,144                        419,034
                                                                                   -----------                    -----------
                                                                                     7,319,747                     (4,685,741)

FINANCING ACTIVITIES
   Cash dividends                                                                   (2,716,550)                    (2,817,363)
   Purchase and retirement of common stock                                          (1,821,896)                           -0-
                                                                                   -----------                    -----------
                                                                                    (4,538,446)                    (2,817,363)
                                                                                   -----------                    -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                                 14,012,981                     (1,628,316)

CASH AND CASH EQUIVALENTS - beginning of period                                     51,331,119                     42,314,957
                                                                                   -----------                    -----------

CASH AND CASH EQUIVALENTS - end of period                                          $65,344,100                    $40,686,641
                                                                                   ===========                    ===========





              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

I. Per share amounts are based on 13,614,639 and 14,086,815 weighted average number of shares outstanding at February 29 (28), 1996 and 1995, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Major components of net income expressed as a percentage of net sales:

                                             First Quarter Ending  February
                                             ------------------------------
                                       1996               1995             1994
                                       ----               ----             ----
Cost of sales                         84.13%              83.31%           83.70%
Gross profit                          15.87               16.69            16.30
SG&A expenses                         13.83               12.96            12.71
Income from operations                 2.04                3.73             3.59
Other income, net                      3.61                1.87             1.91
Income before income taxes             5.65                5.60             5.50
Income taxes                           1.44                1.64             1.61
Accounting change                       -0-                 -0-              .42
Net income                             4.21                3.96             3.47

NET SALES

Net sales for the 1996 first quarter compared to prior years:

                                       1996              1995                1994
                                       ----              ----                ----
Net sales (thousands)                $111,951           $123,551           $121,664
Percentage change from prior year      (9.4)%               1.6%               1.1%

Retail furniture sales, which showed some signs of recovery in the latter part of last year's fourth quarter, slipped in December and January, with February showing some improvement. The overall slowdown in retail furniture sales in the first quarter was caused, in part, by declining consumer confidence. The January consumer confidence index sank to its lowest level in two years. This decline in retail furniture sales caused net sales for the quarter to fall $11,600,000 compared to 1995. Shipments decreased in 1996 in all Divisions except Bedding which had a small increase.

COSTS AND EXPENSES

Cost of sales increased 82 basis points in the 1996 first quarter over 1995. This increase follows an increase of approximately 90 basis points in the full fiscal year 1995 over 1994. This decline in margins has been caused primarily by the inability to increase sales prices across all product lines to compensate for incurred raw material cost increases. This is shown by a comparison of the cost components comprising cost of sales as a percentage of net sales:

                                             First Quarter Ending February
                                             -----------------------------
                                       1996              1995                1994
                                       ----              ----                ----
Materials                             50.04%              49.39%             49.66%
Labor                                 21.29               21.54              21.41
Overhead                              12.80               12.38              12.63
                                    -------             -------            -------
                                      84.13%              83.31%             83.70%

The deterioration in the overhead percentage was mainly due to reduced production schedules which had to be reduced during the quarter to adjust to the declining backlog. However, total overhead costs declined by almost $1,000,000 in 1996 from 1995.

Selling, general and administrative expenses increased 87 basis points in the 1996 first quarter over 1995. The fixed costs in this classification were held under control in 1996 compared to 1995 and did not increase; however, the percentage relationship to net sales increased because of the decline in net sales.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED RESULTS OF OPERATIONS - CONTINUED:

OTHER INCOME, NET

Components of other income (in thousands):

                                                             First Quarter Ending February
                                                             -----------------------------
                                                          1996            1995              1994
                                                          ----            ----              ----
Equity in unremitted income of affiliated cos.          $1,101           $1,021           $  953
Dividends                                                  438              543              543
Interest (principally tax exempt)                          573              550              417
Gains from sales of investment securities                2,115              (30)             159
Other                                                     (184)             229              255
                                                        ------           ------           ------
                                                        $4,043           $2,313           $2,327
                                                        ======           ======           ======

INCOME TAXES

The effective income tax rate has declined in 1996 because of the decline in operating income and the increase in not-fully-taxed other income:

                                                          First Quarter Ending February
                                                          -----------------------------
                                                       1996            1995              1994
                                                       ----            ----              ----
Effective Income Tax Rate                              25.5%           29.2%             29.3%

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities:

                                                             First Quarter Ending  February
                                                             -------------------------------
                                                          1996            1995              1994
                                                          ----            ----              ----
Cash provided by operating activities (thousands)       $11,232          $5,875            $5,210

The increase in 1996 was caused by the decline in net current assets, exclusive of cash and cash equivalents.

The Company continued its program of purchase and retirement of its Common Stock in the first quarter of 1996 acquiring 78,700 shares at an average cost of $23.15 for a total expenditure of $1,822,000. In fiscal years 1995 and 1994, 429,701 shares and 361,386 shares were acquired for a total cost of $10,125,000 and $9,546,000, respectively.

The current ratio was 6.74 to 1 at February 29, 1996 and 5.79 to 1 at November 30, 1995. Working capital increased to $176 million at February 29, 1996, up from $170 million at November 30, 1995.

Cash provided by operating activities is expected to be adequate for normal future operating requirements.

There were no material commitments for capital expenditures at February 29, 1996. Capital expenditures that will be made in the future for normal expansion or other operating purposes will be made from funds on hand or those generated from operations.

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


BASSETT FURNITURE INDUSTRIES, INCORPORATED


/s/ ROBERT H. SPILMAN
- ---------------------------------------------------------------
Robert H. Spilman, Chairman of the Board and Chief Executive Officer



Date:    April 12, 1996
     -----------------------------------


/s/ PHILIP E. BOOKER
- -----------------------------------------------------
Philip E. Booker, Vice President, Controller (Chief Accounting Officer)



Date:    April 12, 1996
     -----------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-Q

                                QUARTERLY REPORT




For the quarter ended                             Commission File Number
February 29, 1996                                         0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                                 EXHIBIT INDEX





Exhibit No.              Exhibit Description                   Page No.
- -----------              -------------------                   --------
    27                   Financial Data Schedule               page - 8