Form 10-Q
period 1996-05-31
BASSETT FURNITURE INDUSTRIES INC
filed 1996-07-05
CIK 10329

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996

                                       OR


           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------

Commission File No. 0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
             (Exact name of Registrant as specified in its charter)

                 Virginia                                 54-0135270
- --------------------------------------               -------------------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                     Identification No.)


                            Bassett, Virginia   24055
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (540) 629-6000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

At May 31, 1996, 13,337,538 shares of common stock of the Registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF INCOME AND
                         RETAINED EARNINGS - UNAUDITED

                                                                SIX MONTHS ENDED MAY 31,            THREE MONTHS ENDED MAY 31,
                                                            --------------------------------   -----------------------------------
                                                                   1996            1995                1996             1995
                                                                   ----            ----                ----             ----

Net sales                                                     $223,224,174     $242,568,556        $111,273,154     $119,018,005
Costs and expenses
    Cost of sales                                              187,741,206      202,624,957          93,558,086       99,696,395
    Selling, general and administrative                         31,323,263       32,506,437          15,836,130       16,490,093
                                                             -------------     ------------        ------------     ------------
                                                               219,064,469      235,131,394         109,394,216      116,186,488
                                                             -------------     ------------        ------------     ------------

                             Income from operations              4,159,705        7,437,162           1,878,938        2,831,517
Other income, net                                                8,321,465        6,498,934           4,278,271        4,185,733
                                                             -------------     ------------        ------------     ------------

                         Income before income taxes             12,481,170       13,936,096           6,157,209        7,017,250
Income taxes                                                    (2,775,000)      (4,063,000)         (1,165,000)      (2,040,500)
                                                             -------------     ------------        ------------     ------------

                                         NET INCOME              9,706,170        9,873,096           4,992,209        4,976,750

Retained earnings - beginning of period                        225,718,704      221,949,817         226,287,719      224,028,800
                                                             -------------     ------------        ------------     ------------
                                                               235,424,874      231,822,913         231,279,928      229,005,550
    Cash dividends                                              (5,394,558)      (5,634,893)         (2,678,008)      (2,817,530)
    Purchase and retirement of common stock                     (6,357,974)          -0-             (4,929,578)          -0-
                                                             -------------     ------------        ------------     ------------
Retained earnings - end of period                             $223,672,342     $226,188,020        $223,672,342     $226,188,020
                                                             =============     ============        ============     ============




         NET INCOME PER SHARE                                       $ .72           $  .70              $ .37            $ .35
                                                                    =====           ======              =====            =====

         DIVIDENDS PER SHARE                                        $ .40            $ .40              $ .20            $ .20
                                                                    =====            =====              =====            =====


- ------------------------

The accompanying note is an integral part of the condensed consolidated financial statements.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED

ASSETS                                                              MAY 31, 1996       NOVEMBER 30, 1995
- ------                                                             -------------       -----------------
Current Assets
    Cash and cash equivalents                                       $ 69,686,579          $ 51,331,119
    Trade accounts receivable, less allowances
       for doubtful accounts                                          58,376,422            68,591,514
    Inventories:
      Finished goods                                                  47,808,655            46,490,589
      Work in process                                                 14,831,977            16,231,269
      Raw materials and supplies                                      39,188,822            45,305,749
                                                                    ------------          ------------
                                                                     101,829,454           108,027,607
      Less LIFO adjustment                                            27,601,000            26,801,000
                                                                    ------------          ------------
                                                                      74,228,454            81,226,607
    Prepaid expenses                                                     508,243             1,757,658
    Deferred income taxes                                              1,804,000             2,008,000
                                                                    ------------          ------------
                                                                     204,603,698           204,914,898
Property, Plant and Equipment
    Cost                                                             214,581,336           211,790,217
    Less allowances for depreciation                                 162,724,380           158,665,871
                                                                    ------------          ------------
                                                                      51,856,956            53,124,346

Other Assets
    Investment in securities                                          28,939,889            39,055,319
    Investment in affiliated companies                                42,917,981            40,398,574
    Other                                                              8,206,292             9,227,317
                                                                    ------------          ------------
                                                                      80,064,162            88,681,210
                                                                    ------------          ------------
                                                                    $336,524,816          $346,720,454
                                                                    ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------
Current Liabilities
    Accounts payable                                                $ 26,239,086          $ 29,710,299
    Accrued compensation                                               4,509,949             4,778,966
    Income taxes                                                          64,247               902,476
                                                                    ------------          ------------
                                                                      30,813,282            35,391,741
Deferrals
    Deferred liabilities                                              10,591,502            10,296,244
    Deferred income taxes                                              1,509,000             2,129,000
                                                                    ------------          ------------
                                                                      12,100,502            12,425,244
Stockholders' Equity
    Common stock                                                      66,687,690            68,294,765
    Retained earnings                                                223,672,342           225,718,704
    Unrealized holding gains, net of tax                               3,251,000             4,890,000
                                                                    ------------          ------------
                                                                     293,611,032           298,903,469
                                                                    ------------          ------------
                                                                    $336,524,816          $346,720,454
                                                                    ============          ============

- -------------------------

The accompanying note is an integral part of the condensed consolidated financial statements.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED


                                                                        SIX MONTHS ENDED MAY 31,
                                                                    -----------------------------
                                                                     1996                   1995
                                                                     ----                   ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                         $22,885,290           $16,920,923
INVESTING ACTIVITIES
     Net change in cost of investment securities                   11,618,801             1,010,153
     Purchases of property, plant and equipment                    (3,084,172)           (5,323,407)
     Proceeds from sale of property, plant and equipment               76,635                50,000
     Dividends from affiliated company                                  -0-                 544,753
     Other                                                            218,513               450,592
                                                                 ------------           -----------
                                                                    8,829,777            (3,267,909)
 FINANCING ACTIVITIES
  Issuance of common stock                                             25,364                48,733
  Purchase and retirement of common stock                          (7,990,413)              (26,000)
  Cash dividends                                                   (5,394,558)           (5,634,893)
                                                                 ------------           -----------
                                                                  (13,359,607)           (5,612,160)
                                                                 ------------           -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                18,355,460             8,040,854

CASH AND CASH EQUIVALENTS - beginning of period                    51,331,119            42,314,957
                                                                 ------------           -----------

CASH AND CASH EQUIVALENTS - end of period                         $69,686,579           $50,355,811
                                                                 ============           ===========




              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

I. Per share amounts are based on 13,519,393 and 14,087,540 weighted average number of shares outstanding at May 31, 1996 and 1995, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
Major components of net income expressed as a percentage of net sales:

                                                    Six Months Ended May 31,           Three Months Ended May 31,
                                                    ------------------------          ---------------------------
                                                    1996      1995      1994          1996        1995       1994
                                                    ----      ----      ----          ----        ----       ----
                 Cost of sales                     84.11%     83.53%    82.20%       84.08%       83.76%     80.84%
                 Selling, general and admin.       14.03      13.40     12.73        14.23        13.86      12.74
                 Income from operations             1.86       3.07      5.07         1.69         2.38       6.42
                 Other income, net                  3.73       2.67      1.81         3.84         3.51       1.72
                 Income before income taxes         5.59       5.74      6.88         5.53         5.89       8.14
                 Income taxes                       1.24       1.67      2.04         1.05         1.71       2.44
                 Accounting change                  -0-        -0-        .20         -0-          -0-         -0-
                 Net income                         4.35       4.07      4.64         4.48         4.18       5.70

NET SALES
Net sales for the current two periods compared to prior years:

                                                   Six Months Ended May 31,                Three Months Ended May 31,
                                                   ------------------------                --------------------------
                                                 1996         1995        1994           1996         1995         1994
                                                 ----         ----        ----           ----         ----         ----
                 Net sales (thousands)        $223,224      $242,569    $256,304       $111,273     $119,018      $134,639
                 % change from prior year        (8.0)%       (5.4)%       2.9%          (6.5)%      (11.6)%        4.5%

In the 1996 six month period, net sales increased in the Bedding Division, but were flat or decreased at other Divisions of the Company. The percentage change in net sales for the Company in the second quarter of 1996 ( (6.5%) ) improved over the change in the first quarter ( (9.4%) ).

COSTS AND EXPENSES
Cost of sales for the second quarter (84.08%) remained even with the 1996 first quarter (84.13%), however this is still up from the 1995 second quarter (83.76%). The gross profit margin for the six month period has fallen 58 basis points compared to 1995. The decrease in gross profit margins follows a decrease of approximately 90 basis points for the full fiscal year 1995 from 1994. The decline in margins has been caused primarily by the inability to increase sales prices across all product lines to compensate for incurred raw material cost increases. This is shown by a comparison of the cost components comprising cost of sales as a percentage of net sales:


                                                   Six Months Ended May 31,                Three Months Ended May 31,
                                                   ------------------------                --------------------------
                                                 1996         1995        1994           1996         1995         1994
                                                 ----         ----        ----           ----         ----         ----
                 Materials                       49.83%       49.36%       48.55%        49.61%       49.34%       47.54%
                 Labor                           21.36        21.57        21.60         21.44        21.59        21.78
                 Overhead                        12.92        12.60        12.05         13.03        12.83        11.52
                                               -------      -------      -------       -------      -------      -------
                                                 84.11%       83.53%       82.20%        84.08%       83.76%       80.84%

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

COSTS AND EXPENSES - continued
The increase in the overhead component percentage is a result of decreased sales volume. Total overhead costs declined approximately $2 million in the 1996 six month period from 1995.

The increase in SG&A expenses as a percentage of net sales is also a result of the decline in net sales. Total dollars, including variable costs (primarily sales commissions), decreased in each period; and, in addition, the fixed costs also declined during the periods reported.

OTHER INCOME, NET
Components of other income (in thousands):

                                                    Six Months Ended May 31,                 Three Months Ended May 31,
                                                    ------------------------                 --------------------------
                                                   1996         1995        1994             1996       1995       1994
                                                   ----         ----        ----             ----       ----       ----
         Equity in unremitted income
           of affiliated companies               $2,519       $2,441      $2,067           $1,418     $1,420     $1,114
         Interest (principally tax exempt)        1,118        1,123         812              545        573        395
         Dividends                                  901        1,210       1,167              463        667        624
         Gains from sales of investment
           securities                             4,149        1,364         362            2,034      1,394        203
         Other                                     (366)         361         236             (182)       132        (19)
                                                 ------       ------      ------           ------     ------     ------
                                                 $8,321       $6,499      $4,644           $4,278     $4,186     $2,317
                                                 ======       ======      ======           ======     ======     ======


INCOME TAXES
The effective income tax rate has declined in 1996 due to the decline in operating income and the increase in tax-exempt other income.

LIQUIDITY AND CAPITAL RESOURCES:
Cash provided by operating activities:

                                                                       Six Months Ended May 31,
                                                                       ------------------------
                                                                    1996         1995         1994
                                                                    ----         ----         ----
         Cash provided by operating activities (thousands)         $22,885      $16,921     $6,624

The increase in 1996 was due to the decline in net current assets, exclusive of cash and cash equivalents.

The Company continued to purchase and retire its Common Stock in the first six months of 1996, acquiring 322,400 shares at an average cost of $24.78, for a total expenditure of $7,990,000. In fiscal years 1995 and 1994, 429,701 shares and 361,386 shares were acquired for a total cost of $10,125,000 and $9,546,000 respectively.

The current ratio was 6.64 to 1 at May 31, 1996 and 5.79 to 1 at November 30, 1995. Working capital increased to $174 million at May 31, 1996, up from $170 million at November 30, 1995.

Cash provided by operating activities is expected to be adequate for normal future operating requirements.

There were no material commitments for capital expenditures at May 31, 1996. Capital expenditures that will be made in the future for normal expansion or other operating purposes will be made from funds on hand or those generated from operations.

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



BASSETT FURNITURE INDUSTRIES, INCORPORATED


/s/ ROBERT H. SPILMAN
- ------------------------------------------------------------------------
Robert H. Spilman, Chairman of the Board, and Chief Executive Officer


DATE:  7/3/96
     -------------------------



/s/ PHILIP E. BOOKER
- ------------------------------------------------------------------------
Philip E. Booker, Vice President, Controller (Chief Accounting Officer)


DATE:  7/3/96
     -------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-Q

                                QUARTERLY REPORT




           For the quarter ended             Commission File Number
           May 31, 1996                                       0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                                 EXHIBIT INDEX





Exhibit No.            Exhibit Description                       Page No.
- ----------             -------------------                       -------

    27                 Financial Data Schedule