Form 10-Q
period 1996-08-31
BASSETT FURNITURE INDUSTRIES INC
filed 1996-10-11
CIK 10329

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996

                                       OR


            /  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------

Commission File No. 0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
             (Exact name of Registrant as specified in its charter)

            Virginia                                           54-0135270
------------------------------------                       ------------------
     (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                          Identification No.)


                            Bassett, Virginia   24055
                         --------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (540) 629-6000
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X        No
                                               ----------      ------------

         At August 31, 1996, 13,142,895 shares of common stock of the Registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS - UNAUDITED


                                                                NINE MONTHS ENDED AUGUST 31,      THREE MONTHS ENDED AUGUST 31,
                                                                ----------------------------      -----------------------------
                                                                   1996            1995               1996            1995
                                                                   ----            ----               ----            ----
Net sales                                                     $332,231,880     $361,752,321        $109,007,706  $ 119,183,765
Costs and expenses
    Cost of sales                                              278,966,630      301,097,044          91,225,424     98,472,087
    Selling, general and administrative                         46,139,446       48,839,196          14,816,183     16,332,759
                                                              ------------     ------------        ------------  -------------
                                                               325,106,076      349,936,240         106,041,607    114,804,846
                                                              ------------     ------------        ------------  -------------

                             Income from operations              7,125,804       11,816,081           2,966,099      4,378,919
Other income, net                                               11,546,097       10,295,806           3,224,632      3,796,872
                                                              ------------     ------------        ------------  -------------

                         Income before income taxes             18,671,901       22,111,887           6,190,731      8,175,791
Income taxes                                                    (4,140,000)      (6,457,500)         (1,365,000)    (2,394,500)
                                                              ------------     ------------        ------------  -------------

                                         NET INCOME             14,531,901       15,654,387           4,825,731      5,781,291
Retained earnings - beginning of period                        225,718,704      221,949,817         223,672,342    226,188,020
                                                              ------------     ------------        ------------  -------------
                                                               240,250,605      237,604,204         228,498,073    231,969,311
    Cash dividends                                             ( 8,021,311)      (8,444,424)        ( 2,626,753)    (2,809,531)
    Purchase and retirement of common stock                   ( 10,005,208)        (777,743)        ( 3,647,234)      (777,743)
                                                              ------------     ------------       -------------  -------------
Retained earnings - end of period                             $222,224,086     $228,382,037       $ 222,224,086  $ 228,382,037
                                                              ============     ============       =============  =============





    NET INCOME PER SHARE                                            $ 1.08           $ 1.11              $  .36          $ .41
                                                                    ======           ======              ======          =====

    DIVIDENDS PER SHARE                                             $  .60           $  .60              $  .20          $ .20
                                                                    ======           ======              ======          =====





---------------------------------------------------

The accompanying note is an integral part of the condensed consolidated financial statements.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED

ASSETS                                                                           AUGUST 31, 1996                NOVEMBER 30, 1995
------                                                                           ---------------                -----------------
Current Assets
  Cash and cash equivalents                                                     $ 58,380,561                     $  51,331,119
  Trade accounts receivable, less allowance
    for doubtful accounts                                                         64,375,558                        68,591,514
  Inventories:
     Finished goods                                                               46,689,718                        46,490,589
     Work in process                                                              15,321,383                        16,231,269
     Raw materials and supplies                                                   38,540,788                        45,305,749
                                                                                ------------                      ------------
                                                                                 100,551,889                       108,027,607
     Less LIFO adjustment                                                         28,001,000                        26,801,000
                                                                                ------------                      ------------
                                                                                  72,550,889                        81,226,607
   Prepaid expenses                                                                2,184,567                         1,757,658
   Deferred income taxes                                                           1,988,000                         2,008,000
                                                                                ------------                      ------------
                                                                                 199,479,575                       204,914,898
Property, Plant and Equipment
   Cost                                                                          217,630,416                       211,790,217
   Less allowances for depreciation                                              164,801,755                       158,665,871
                                                                                ------------                      ------------
                                                                                  52,828,661                        53,124,346
Other Assets
   Investment in securities                                                       27,487,801                        39,055,319
   Investment in affiliated companies                                             44,173,184                        40,398,574
   Other                                                                          11,139,533                         9,227,317
                                                                                ------------                      ------------
                                                                                  82,800,518                        88,681,210
                                                                                ------------                      ------------
                                                                                $335,108,754                      $346,720,454
                                                                                ============                      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current Liabilities
   Accounts payable                                                             $ 28,491,559                      $ 29,710,299
   Accrued compensation                                                            3,717,724                         4,778,966
   Income taxes                                                                      789,703                           902,476
                                                                                ------------                      ------------
                                                                                  32,998,986                        35,391,741
Deferrals
   Deferred liabilities                                                           10,669,207                        10,296,244
   Deferred income taxes                                                           1,082,000                         2,129,000
                                                                                ------------                      ------------
                                                                                  11,751,207                        12,425,244

Stockholders' Equity
   Common stock                                                                   65,714,475                        68,294,765
   Retained earnings                                                             222,224,086                       225,718,704
   Unrealized holding gains, net of tax                                            2,420,000                         4,890,000
                                                                                ------------                      ------------
                                                                                 290,358,561                       298,903,469
                                                                                ------------                      ------------
                                                                                $335,108,754                      $346,720,454
                                                                                ============                      ============

--------------------------

The accompanying note is an integral part of the condensed consolidated financial statements.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED




                                                                                         NINE MONTHS ENDED AUGUST 31,
                                                                                     -----------------------------------
                                                                                   1996                            1995
                                                                                   ----                            ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $22,858,665                     $25,808,844

INVESTING ACTIVITIES
  Net change in cost of investment securities                                    12,952,008                       7,155,646
  Purchases of property, plant and equipment                                     (6,192,249)                     (6,523,427)
  Proceeds from sale of property, plant and equipment                                83,635                          59,000
  Dividends from affiliated company                                                     -0-                         817,129
  Increase in cash surrender value of life insurance                             (1,915,038)                     (2,838,284)
  Other                                                                            (130,770)                        131,616
                                                                              -------------                   -------------
                                                                                  4,797,586                      (1,198,320)
FINANCING ACTIVITIES
  Issuance of common stock                                                           25,364                          48,733
  Purchase and retirement of common stock                                       (12,610,862)                     (1,022,286)
  Cash dividends                                                                 (8,021,311)                     (8,444,424)
                                                                              -------------                   -------------
                                                                                (20,606,809)                     (9,417,977)
                                                                              -------------                   -------------
CHANGE IN CASH AND CASH EQUIVALENTS                                               7,049,442                      15,192,547

CASH AND CASH EQUIVALENTS - beginning of period                                  51,331,119                      42,314,957
                                                                              -------------                   -------------

CASH AND CASH EQUIVALENTS - end of period                                       $58,380,561                     $57,507,504
                                                                              =============                   =============



              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Per share amounts are based on 13,431,163 and 14,082,213 weighted average number of shares outstanding at August 31, 1996 and 1995, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
Major components of net income expressed as a percentage of net sales:

                                                   Nine Months Ended August 31,         Three Months Ended August  31,
                                                   ----------------------------         ------------------------------
                                                     1996      1995       1994            1996       1995        1994
                                                     ----      ----       ----            ----       ----        ----
                 Cost of sales                      83.97%    83.23%     82.39%          83.69%     82.62%     82.79%
                 Selling, general and admin.        13.89     13.50      12.95           13.59      13.70      13.39
                 Income from operations              2.14      3.27       4.66            2.72       3.68       3.82
                 Other income, net                   3.48      2.84       1.74            2.96       3.18       1.57
                 Income before income taxes          5.62      6.11       6.40            5.68       6.86       5.39
                 Income taxes                        1.25      1.78       1.94            1.25       2.01       1.72
                 Accounting change                    -0-       -0-        .13             -0-        -0-        -0-
                 Net income                          4.37      4.33       4.33            4.43       4.85       3.67


NET SALES
Net sales for the current two periods compared to prior years:

                                                   Nine Months Ended August 31,         Three Months Ended August 31,
                                                   ----------------------------         -----------------------------
                                                    1996      1995       1994            1996       1995        1994
                                                    ----      ----       ----            ----       ----        ----
            Net sales (thousands)                $332,232  $361,752   $381,271        $109,008   $119,184   $124,968
            % change from prior year               (8.2)%    (5.1)%       2.9%          (8.5)%     (4.6)%       3.1%

Net sales in the Casegoods Division in the third quarter reflect an increase over the same quarter in 1995; other Divisions were flat or down in comparison to the prior year. For the nine month period, the Motion and Upholstery Divisions accounted for the majority of decreased sales.

COSTS AND EXPENSES
Cost of sales for the 1996 third quarter (83.69%) improved over the second (84.08%) and first (84.13%) quarters. The gross profit margin for the nine month period has fallen 74 basis points compared to 1995. The decrease in gross profit margin follows a decrease of approximately 90 basis points for the full fiscal year 1995 from 1994. This decline in margins is the result of the continuing inability to increase sales prices to compensate for incurred raw material cost increases. This is shown by a comparison of the cost components comprising cost of sales as a percentage of net sales:

                                                 Nine Months Ended August 31,            Three Months Ended August 31,
                                                 ----------------------------            -----------------------------
                                                 1996         1995        1994           1996         1995         1994
                                                 ----         ----        ----           ----         ----         ----
            Materials                           49.96%       49.51%        48.81%         50.22%      49.82%      49.36%
            Labor                               21.23        21.33         21.57          20.96       20.83       21.49
            Overhead                            12.78        12.39         12.01          12.51       11.97       11.94
                                              -------      -------       -------        -------     -------     -------
                                                83.97%       83.23%        82.39%         83.69%      82.62%      82.79%

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

COSTS AND EXPENSES - continued
The increase in the overhead component percentage is a result of decreased sales volume. Total overhead costs declined approximately $2.4 million in the 1996 nine month period and $625 thousand in the 1996 third quarter, compared to 1995 periods.

The increase in SG&A expenses as a percentage of net sales is also a result of the decline in net sales. Total dollars, including variable costs (primarily sales commissions), decreased in each period; and, in addition, the fixed cost components of SG&A also declined during the periods reported.

OTHER INCOME, NET
Components of other income (in thousands):

                                                          Nine Months Ended August  31,        Three Months Ended August 31,
                                                          -----------------------------        -----------------------------
                                                           1996        1995       1994         1996         1995          1994
                                                           ----        ----       ----         ----         ----          ----
         Equity in unremitted income
           of affiliated companies                       $3,775      $3,566     $3,078       $1,256       $1,125        $1,011
         Interest (principally tax exempt)                1,755       1,756      1,231          637          633           419
         Dividends                                        1,219       1,736      1,700          318          526           533
         Gains from sales of investment securities        5,370       2,676        357        1,221        1,312            (5)
         Other                                             (573)        562        241         (207)         201             5
                                                        -------     -------     ------       ------       ------        ------
                                                        $11,546     $10,296     $6,607       $3,225       $3,797        $1,963


INCOME TAXES
The effective income tax rate has declined in 1996 due to the decline in operating income and the increase in tax-exempt other income.

LIQUIDITY AND CAPITAL RESOURCES:
Cash provided by operating activities:

                                                                     Nine Months Ended August 31,
                                                                     ----------------------------
                                                                     1996         1995         1994
                                                                     ----         ----         ----
         Cash provided by operating activities (thousands)         $22,859      $25,809     $12,268

The Company continued to purchase and retire its Common Stock during the first nine months of 1996, acquiring 517,043 shares at an average cost of $24.39, for a total expenditure of $12,611,000. In fiscal years 1995 and 1994, 429,701 shares and 361,386 shares were acquired for a total cost of $10,125,000 and $9,546,000 respectively.

The current ratio was 6.05 to 1 at August 31, 1996 and 5.79 to 1 at November 30, 1995. Working capital was $166 million at August 31, 1996, compared to $170 million at November 30, 1995.

Cash provided by operating activities is expected to be adequate for normal future operating requirements.

There were no material commitments for capital expenditures at August 31, 1996. Capital expenditures that will be made in the future for normal expansion or other operating purposes will be made from funds on hand or those generated from operations.

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



BASSETT FURNITURE INDUSTRIES, INCORPORATED



----------------------------------------------------------------------------
Robert H. Spilman, Chairman of the Board, and Chief Executive Officer


DATE:
      -------------------------------




------------------------------------------------------------------------
Philip E. Booker, Vice President, Controller (Chief Accounting Officer)


DATE:
     --------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-Q

                                QUARTERLY REPORT




      For the quarter ended                         Commission File Number
       August 31, 1996                                               0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                                 EXHIBIT INDEX





      Exhibit No.              Exhibit Description                Page No.
      ------------             -------------------                --------

        27                      Financial Data Schedule