Form 10-K405
period 1996-11-30
BASSETT FURNITURE INDUSTRIES INC
filed 1997-02-25
CIK 10329

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------

                               WASHINGTON, D.C.

                                   FORM 10-K
                                   ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended November 30, 1996        Commision File No. 0-209

                  BASSETT FURNITURE INDUSTRIES, INCORPORATED
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)

                      VIRGINIA                            54-0135270
  ------------------------------------------         --------------------------
           (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)             Identification No.)

                  BASSETT, VIRGINIA                         24055
  -----------------------------------------------------------------------------
      (Address of principal executive offices)           (Zip Code)

     Registrant's telephone number, including area code 540/629-6000
                                                        ----------------------

     Securities registered pursuant to Section 12(g) of the Act:

                                                      Name of each exchange
          Title of each class:                         on which registered
          --------------------                       -----------------------

              Common stock ($5.00 par value)               NASDAQ
              ------------------------------               ------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.

                                [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of December 13, 1996.

                 Common Stock, $5.00 par value -- $270,250,000
                 ---------------------------------------------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Common Stock, $5.00 par value -- 13,075,595 at the close of the period covered by this report.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Bassett Furniture Industries, Incorporated Annual Report to Stockholders for the year ended November 30, 1996 (the "Annual Report") are incorporated by reference into Parts I and II of this Form 10-K.

     (2) Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 1997 Annual Meeting of Stockholders held February 19, 1997, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                    PART I

ITEM 1.     BUSINESS

            GENERAL DEVELOPMENT OF BUSINESS

            Bassett Furniture Industries, Incorporated was incorporated under the laws of the Commonwealth of Virginia in 1930. The executive offices are located in Bassett, Virginia.

            In 1996, the Company recorded a one-time, pre-tax charge of approximately $2.7 million to recognize the effect on costs and expenses related to the consolidation of operations in the Motion Division, a write-down of certain inventories and adjustment in fixed asset carrying values. The charge amounted to an after-tax cost of $.12 per share. The consolidation of the operations in the Motion Division will have no material effect on net sales in the future and should improve operating margins in that Division.

            There have been no material changes in the mode of conducting business in the fiscal year beginning December 1, 1995.

            INDUSTRY SEGMENT

            In accordance with the instructions for this item, Bassett Furniture Industries, Incorporated and its subsidiaries, all of which are wholly-owned (Company), is deemed to have been engaged in only one business segment, manufacture and sale of furniture, for the three years ended November 30, 1996.

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

            Raw materials used by the Company are generally available from numerous sources and are obtained principally from domestic sources. The cost pressures on raw materials continued to be experienced in 1996.

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

            The Company is not dependent upon a single customer, the loss of which would have a material adverse effect on the Company. Sales to one customer (J. C. Penney Company) amounted to approximately 15% of gross sales in 1996, 14% in 1995 and 13% in 1994.

            The Company's backlog of orders believed to be firm was $48,000,000 at November 30, 1996 and $56,000,000 at November 30,
            1995. It is expected that the November 30, 1996 backlog will be filled within the 1997 fiscal year.

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

            The Company is not involved in "traditional" research and development activities. Neither are there any customer sponsored research and development activities involving the Company.

            In management's view, the Company has complied with all federal, state and local standards in the area of safety, health and pollution and environmental controls. Compliance with these standards has not had a material adverse effect on past earnings, capital expenditures or competitive position.

            The Company anticipates increased regulation on the furniture industry from federal and state agencies particularly in the areas of emission of fumes from the furniture finishing processes and emission of particulates into the atmosphere (saw dust and boiler ash). It is not possible at this time to estimate the impact of compliance with these new, more stringent standards on the Company's operations or costs.

            The Company had approximately 6,900 employees at November 30, 1996.

            FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

            The Company has no foreign operations, and its export sales are insignificant.

ITEM 2.     PROPERTIES

            The Company owns the following operating facilities:

                       Plant Name                        Location                         Construction
                       ----------                        --------                         ------------
            J. D. Bassett Manufacturing Company      Bassett, VA (2 plants)      Brick, frame and concrete

            Bassett Superior Lines                   Bassett, VA                 Brick, frame, concrete and steel

            Bassett Chair Company                    Bassett, VA                 Brick, frame, concrete and steel

            Bassett Table Company                    Bassett, VA                 Brick and frame

            W. M. Bassett Furniture Company          Martinsville, VA            Brick, frame, concrete and steel

            Bassett Fiberboard                       Bassett, VA                 Brick, concrete and steel

            Bassett Upholstery Division              Newton, NC (4 plants)       Brick, concrete and steel

                                                                    Page 4 of 27

                                                     Taylorsville, NC            Brick, concrete and steel

                                                     Dumas, AR                   Brick, concrete and steel

            Bassett Furniture Industries of North    Statesville, NC             Brick, frame, concrete and steel
              Carolina, Inc.

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

            Bassett of NC - Macon                    Macon, GA                   Brick, concrete and steel

            Bassett Wood Products                    Dumas, AR                   Brick, concrete and steel

            Burkeville Veneer                        Burkeville, VA              Brick and frame

            National/Mt. Airy                        Mt. Airy, NC                Brick, concrete and steel

            Weiman Division                          Christiansburg, VA          Metal frame

            E. B. Malone Corporation                 Lake Wales, FL              Concrete block and frame
                                                       (2 plants)

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

                                                     Fredericksburg, VA          Brick and frame

                                                     Chehalis, WA                Concrete block and metal frame

                                                     Los Angeles, CA             Concrete block and metal frame

                                                     Los Angeles, CA             Brick, concrete and steel

                                                     Tipton, MO                  Concrete block and steel

            Impact Furniture                         Hickory, NC (1 plant        Brick, concrete and steel
                                                       and warehouse)

            Bassett Motion Division                  Booneville, MS              Metal frame
                                                       (2 plants)


            The Company also owns its general office building in Bassett, Virginia (brick, concrete and steel), two warehouses in Bassett, Virginia (brick and concrete) and a showroom in High Point, North Carolina (brick, concrete and steel).

            In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities are in regular use.


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

ITEM 6.     SELECTED FINANCIAL DATA

            The information for the five years ended November 30, 1996, contained in the "Other Business Data" in the Annual Report is incorporated herein by reference thereto.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The following consolidated financial statements of the registrant and its subsidiaries, together with the independent auditors' report thereon of KPMG Peat Marwick LLP dated December 17, 1996, included in the annual report of the registrant to its stockholders for the year ended November 30, 1996 are incorporated herein by reference thereto:

                 Consolidated Balance Sheet--November 30, 1996 and 1995

                 Consolidated Statement of Income--Years Ended November 30, 1996, 1995 and 1994

                 Consolidated Statement of Stockholders' Equity--Years Ended November 30, 1996, 1995 and 1994

                 Consolidated Statement of Cash Flows--Years Ended November 30, 1996, 1995 and 1994

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

            The information contained on pages 2 through 6 of the Proxy Statement under the captions "Principal Stockholders and Holdings of Management" and "Election of Directors" is incorporated herein by reference thereto.

ITEM 11.    EXECUTIVE COMPENSATION

            The information contained on pages 7 through 14 of the Proxy Statement under the captions "Organization, Compensation and Nominating Committee Report", "Stockholder Return Performance Graph", "Executive Compensation", and "Supplemental Retirement Income Plan" is incorporated herein by reference thereto.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

            The information contained on pages 2 and 3 of the Proxy Statement under the heading "Principal Stockholders and Holdings of Management" is incorporated herein by reference thereto.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information contained on page 7 of the Proxy statement under the heading "Organization and Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference thereto.


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

                     13. The registrant's Annual Report to Stockholders for the year ended November 30, 1996.*

                     21.  List of subsidiaries of the registrant

                     23.  Consent of experts and counsel

                     27.  Financial Data Schedule (EDGAR filing only)

                *With the exception of the information incorporated in this Form 10-K by reference thereto, the Annual Report shall not be deemed "filed" as a part of this Form 10-K.

            (b) No reports on Form 8-K have been filed during the last quarter of the registrant's 1996 fiscal year.

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

                         YEAR ENDED NOVEMBER 30, 1996


           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

                               BASSETT, VIRGINIA

                                 ITEM 14(a)(1)

          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


The following consolidated financial statements of the registrant and its subsidiaries, included in the annual report of the registrant to its stockholders for the year ended November 30, 1996 are incorporated herein by reference:

     Consolidated Balance Sheet--November 30, 1996 and 1995

     Consolidated Statement of Income--Years Ended November 30, 1996, 1995 and 1994

     Consolidated Statement of Stockholders' Equity--Years Ended November 30, 1996, 1995 and 1994

     Consolidated Statement of Cash Flows--Years Ended November 30, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

            By: /s/ROBERT H. SPILMAN                                     Date:     February 19, 1997
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

            By: /s/PETER W. BROWN                                        Date:     February 19, 1997
                --------------------------------------------                       -----------------
                Peter W. Brown
                Director


            By: /s/THOMAS E. CAPPS                                       Date:     February 19, 1997
                --------------------------------------------                       -----------------
                Thomas E. Capps
                Director


            By: /s/ALAN T. DICKSON                                       Date:     February 19, 1997
                --------------------------------------------                       -----------------
                Alan T. Dickson
                Director


            By: /s/PAUL FULTON                                           Date:     February 19, 1997
                --------------------------------------------                       -----------------
                Paul Fulton
                Director


            By: /s/WILLIAM H. GOODWIN, JR.                               Date:     February 19, 1997
                --------------------------------------------                       -----------------
                William H. Goodwin, Jr.
                Director


            By: /s/GLENN A. HUNSUCKER                                    Date:     February 19, 1997
                --------------------------------------------                       -----------------
                Glenn A. Hunsucker
                President and Chief Operating Officer and
                Director


            By: /s/JAMES W. MCGLOTHLIN                                   Date:     February 19, 1997
                --------------------------------------------                       -----------------
                James W. McGlothlin
                Director

            By:                                                          Date:
                --------------------------------------------                       -----------------
                Thomas W. Moss, Jr.
                Director


            By: /s/ALBERT F. SLOAN                                       Date:     February 19, 1997
                --------------------------------------------                       -----------------
                Albert F. Sloan
                Director


            By: /s/JOHN W. SNOW                                          Date:     February 19, 1997
                --------------------------------------------                       -----------------
                John W. Snow
                Director


            By: /s/PHILIP E. BOOKER                                      Date:     February 19, 1997
                --------------------------------------------                       -----------------
                Philip E. Booker
                Vice President and Controller

                               INDEX TO EXHIBITS


Exhibit No.                                                                            Page No.
-----------                                                                            --------
      3        Articles of Incorporation as amended and Bylaws -
               incorporated by reference to Form 10-Q for the fiscal
               quarter ended February 28, 1994

     13        Bassett Furniture Industries, Inc. Annual Report to
               Stockholders for the year ended November 30, 1996

     21        List of subsidiaries of registrant

     23        Consent of Independent Auditors

     27        Financial Data Schedule (EDGAR filing only)