Form 10-Q
period 1997-02-28
BASSETT FURNITURE INDUSTRIES INC
filed 1997-04-14
CIK 10329

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997

                                       OR

          [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------     -----------------------

Commission File No. 0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
             (Exact name of Registrant as specified in its charter)



             Virginia                                            54-0135270
 ---------------------------------                            ---------------
   (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                          Identification No.)


                          Bassett, Virginia  24055
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
                                        ----------     ----------

At February 28, 1997, 13,075,595 shares of common stock of the Registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS - UNAUDITED


                                                                           THREE MONTHS ENDED FEBRUARY 28 (29),
                                                                           ------------------------------------
                                                                             1997                    1996
                                                                             ----                    ----
Net sales                                                                $109,806,278             $111,951,020
Costs and expenses
    Cost of sales                                                          91,572,793               94,183,120
    Selling, general and administrative                                    15,848,571               15,487,133
                                                                         ------------             ------------
                                                                          107,421,364              109,670,253
                                                                         ------------             ------------

                             Income from operations                         2,384,914                2,280,767
Other income, net                                                           2,078,551                4,043,194
                                                                         ------------             ------------

                         Income before income taxes                         4,463,465                6,323,961
Income taxes                                                                1,030,000                1,610,000
                                                                         ------------             ------------

                                         NET INCOME                         3,433,465                4,713,961
Retained earnings - beginning of period                                   222,417,127              225,718,704
                                                                         ------------             ------------
                                                                          225,850,592              230,432,665
    Cash dividends                                                         (5,230,238)              (2,716,550)
    Purchase and retirement of common stock                                   -0-                   (1,428,396)
                                                                         ------------             ------------
Retained earnings - end of period                                        $220,620,354             $226,287,719
                                                                         ============             ============




    NET INCOME PER SHARE                                                       $ .26                  $ .35
                                                                               =====                  =====

    DIVIDENDS PER SHARE                                                        $ .40                  $ .20
                                                                              ======                  =====


------------------------------------------

The accompanying note is an integral part of the condensed financial statements.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED

ASSETS                                                                      FEBRUARY 28, 1997                  NOVEMBER 30, 1996
------                                                                     -------------------                 -----------------
Current Assets
  Cash and cash equivalents                                                   $  55,451,598                        $ 57,285,005
  Trade accounts receivable, less allowances
       for doubtful accounts                                                     65,684,671                          65,416,910
  Inventories:
       Finished goods                                                            43,466,506                          42,593,966
       Work in process                                                           14,334,690                          14,008,754
       Raw materials and supplies                                                38,249,563                          38,275,770
                                                                               ------------                        ------------
                                                                                 96,050,759                          94,878,490
       Less LIFO adjustment                                                      28,146,000                          27,796,000
                                                                               ------------                        ------------
                                                                                 67,904,759                          67,082,490
  Prepaid expenses                                                                1,377,343                           1,492,506
  Prepaid income taxes                                                              -0-                                 844,737
  Deferred income taxes                                                           2,669,000                           2,597,000
                                                                               ------------                        ------------
                                                                                193,087,371                         194,718,648
Property, Plant and Equipment
     Cost                                                                       222,044,788                         218,528,425
     Less allowances for depreciation                                           163,227,357                         162,149,761
                                                                               ------------                        ------------
                                                                                 58,817,431                          56,378,664
Other Assets
     Investment in securities                                                    31,442,195                          29,625,435
     Investment in affiliated companies                                          46,684,463                          45,820,750
     Other                                                                        9,711,002                           8,621,947
                                                                               ------------                        ------------
                                                                                 87,837,660                          84,068,132
                                                                               ------------                        ------------
                                                                               $339,742,462                        $335,165,444
                                                                               ============                        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
     Accounts payable                                                         $  19,695,625                        $ 20,541,014
     Accrued compensation                                                         2,809,230                           3,716,206
     Dividends payable                                                            5,230,238                            -0-
     Other accrued liabilities                                                    6,996,118                           6,088,381
     Income taxes                                                                   166,202                            -0-    .
                                                                               ------------                        ------------
                                                                                 34,897,413                          30,345,601
Deferrals
     Deferred liabilities                                                        10,767,720                          10,834,741
     Deferred income taxes                                                        3,279,000                           2,504,000
                                                                               ------------                        ------------
                                                                                 14,046,720                          13,338,741
Stockholders' Equity
     Common stock                                                                65,377,975                          65,377,975
     Retained earnings                                                          220,620,354                         222,417,127
     Unrealized holding gains, net of tax                                         4,800,000                           3,686,000
                                                                               ------------                        ------------
                                                                                290,798,329                         291,481,102
                                                                               ------------                        ------------
                                                                               $339,742,462                        $335,165,444
                                                                               ============                        ============

-----------------------------------------------

The accompanying note is an integral part of the condensed financial statements.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED



                                                                                     THREE MONTHS ENDED FEBRUARY 28 (29),
                                                                                     ------------------------------------
                                                                                     1997                            1996
                                                                                     ----                            ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $ 1,884,683                     $11,231,680

INVESTING ACTIVITIES
     Net change in cost of investment securities                                     (20,760)                      7,886,426
     Purchases of property, plant and equipment                                   (4,314,417)                       (799,458)
     Proceeds from sale of property, plant and equipment                             332,552                          70,635
     Dividend from affiliated company                                                272,376                            -0-
     Other                                                                            12,159                         162,144
                                                                                 -----------                     -----------
                                                                                  (3,718,090)                      7,319,747

FINANCING ACTIVITIES
     Cash dividends paid                                                              -0-                         (2,716,550)
     Purchase and retirement of common stock                                          -0-                         (1,821,896)
                                                                                 -----------                     -----------
                                                                                      -0-                         (4,538,446)
                                                                                                                 -----------


CHANGE IN CASH AND CASH EQUIVALENTS                                               (1,833,407)                     14,012,981

CASH AND CASH EQUIVALENTS - beginning of period                                   57,285,005                      51,331,119
                                                                                 -----------                     -----------

CASH AND CASH EQUIVALENTS - end of period                                        $55,451,598                     $65,344,100
                                                                                 ===========                     ===========




              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


I. Per share amounts are based on 13,075,595 and 13,614,639 weighted average number of shares outstanding at February 28 (29), 1997 and 1996, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
Major components of net income expressed as a percentage of net sales:

                                                   First Quarter Ending February
                                                   -----------------------------
                                                  1997          1996          1995
                                                  ----          ----          ----
           Cost of sales                         83.40%         84.13%       83.31%
           Gross profit                          16.60          15.87        16.69
           SG&A expenses                         14.43          13.83        12.96
           Income from operations                 2.17           2.04         3.73
           Other income, net                      1.89           3.61         1.87
           Income before income taxes             4.06           5.65         5.60
           Income taxes                            .94           1.44         1.64
           Net income                             3.12           4.21         3.96

NET SALES
Net sales for the 1997 first quarter compared to prior years:

                                                        1997          1996          1995
                                                        ----          ----          ----
                 Net sales (thousands)                $109,806      $111,951      $123,551
                 Percentage change from prior year     (1.92)%        (9.4)%          1.6%

Shipments increased in the Case and Table Divisions in 1997 over 1996 and declined in the Upholstery Divisions.


COSTS AND EXPENSES
Cost of sales improved 73 basis points in the 1997 first quarter over 1996 and approximates 1995 levels. The most significant improvement is in the material component. The increase in the labor component reflects the initiative to improve production employees' compensation rates. A comparison of the components is shown below:

                                                           First Quarter Ending February
                                                           -----------------------------
                                                        1997          1996          1995
                                                        ----          ----          ----
                 Materials                             48.49%         50.04%        49.39%
                 Labor                                 22.47          21.29         21.54
                 Overhead                              12.44          12.80         12.38
                                                     -------        -------       -------
                                                       83.40%         84.13%        83.31%

Selling, general and administrative expenses increased 60 basis points in 1997 over 1996. The cost increases were in categories associated with product promotion and the focus on customer service.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS - CONTINUED:

OTHER INCOME, NET
Components of other income (thousands):

                                                                  First Quarter Ending February
                                                                  -----------------------------
                                                                1997           1996          1995
                                                                ----           ----          ----
      Equity in unremitted income of affiliated cos.          $1,136         $1,101        $1,021
      Dividends                                                  352            438           543
      Interest (principally tax exempt)                          620            573           550
      Gains from sales of investment securities                  -0-          2,115           (30)
      Other                                                      (29)          (184)          229
                                                              ------         ------        ------
                                                              $2,079         $4,043        $2,313
                                                              ======         ======        ======

INCOME TAXES
The effective income tax rate is less than the statutory rates because of the effect of non-taxable income in each period presented.

                                                                    First Quarter Ending February
                                                                    -----------------------------
                                                                1997             1996             1995
                                                                ----             ----             ----
         Effective Income Tax Rate                              23.1%            25.5%            29.2%

LIQUIDITY AND CAPITAL RESOURCES:
Cash provided by operating activities:

                                                                    First Quarter Ending February
                                                                    -----------------------------
                                                               1997             1996             1995
                                                               ----             ----             ----
      Cash provided by operating activities (thousands)       $1,885          $11,232           $5,875

The current ratio was 5.53 to 1 at February 28, 1997 and 6.42 to 1 at November 30, 1996. Working capital was $158 million at February 28, 1997, compared to $164 million at November 30, 1996.

Cash provided by operating activities is expected to be adequate for normal future operating requirements.

There were no material commitments for capital expenditures at February 28, 1997. Capital expenditures that will be made in the future for normal expansion or other operating purposes will be made from funds on hand or those generated from operations.

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


BASSETT FURNITURE INDUSTRIES, INCORPORATED


----------------------------------------------------------------
Robert H. Spilman, Chairman of the Board and Chief Executive Officer



Date:
      ----------------------------------



----------------------------------------------------------------
Philip E. Booker, Vice President, Controller (Chief Accounting Officer)



Date:
      ----------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549





                                   FORM 10-Q


                                QUARTERLY REPORT





For the quarter ended                                   Commission File Number
February 28, 1997                                               0-209



                   BASSETT FURNITURE INDUSTRIES, INCORPORATED

                                 EXHIBIT INDEX





Exhibit No.              Exhibit Description                   Page No.
-----------              -------------------                   --------
   27                  Financial Data Schedule                 page - 8