Form 10-Q
period 1997-05-31
BASSETT FURNITURE INDUSTRIES INC
filed 1997-07-09
CIK 10329

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997

                                       OR


          [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                       --------------    --------------

        Commission File No. 0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
             (Exact name of Registrant as specified in its charter)

             Virginia                                     54-0135270
-----------------------------------------              ---------------
   (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                   Identification No.)


                            Bassett, Virginia   24055
                          -----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (540) 629-6000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----

At May 31, 1997, 13,017,883 shares of common stock of the Registrant were outstanding.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS - UNAUDITED

                                                                SIX MONTHS ENDED MAY 31,       THREE MONTHS ENDED MAY 31,
                                                                ------------------------       --------------------------
                                                                   1997               1996            1997             1996
                                                                   ----               ----            ----             ----
Net sales                                                     $223,004,435     $223,224,174        $113,198,157    $111,273,154
Costs and expenses
    Cost of sales                                              192,930,860      187,741,206         101,358,067      93,558,086
    Selling, general and administrative                         41,478,856       31,323,263          25,630,285      15,836,130
    Non-recurring charges                                       13,929,000           -0-             13,929,000          -0-
                                                              ------------     ------------        ------------    ------------
                                                               248,338,716      219,064,469         140,917,352     109,394,216
                                                              ------------     ------------        ------------    ------------

         (Loss) income from operations                         (25,334,281)       4,159,705         (27,719,195)      1,878,938
Other income, net                                                5,441,365        8,321,465           3,362,814       4,278,271
                                                              ------------     ------------        ------------    ------------

         (Loss) income before income taxes                     (19,892,916)      12,481,170         (24,356,381)      6,157,209
Income taxes                                                     9,301,000       (2,775,000)         10,331,000      (1,165,000)
                                                              ------------     ------------        ------------    ------------

                          NET (LOSS) INCOME                    (10,591,916)       9,706,170         (14,025,381)      4,992,209

Retained earnings - beginning of period                        222,417,127      225,718,704         220,620,354     226,287,719
                                                              ------------     ------------        ------------    ------------
                                                               211,825,211      235,424,874         206,594,973     231,279,928
    Cash dividends                                              (7,833,815)      (5,394,558)         (2,603,577)     (2,678,008)
    Purchase and retirement of common stock                     (1,005,959)      (6,357,974)         (1,005,959)     (4,929,578)
                                                              ------------     ------------        ------------    ------------
Retained earnings - end of period                             $202,985,437     $223,672,342        $202,985,437    $223,672,342
                                                              ============     ============        ============    ============


         NET (LOSS) INCOME PER SHARE                             $ (.81)             $ .72            $ (1.07)           $ .37
                                                                 =======             =====            ========           =====

         DIVIDENDS PER SHARE                                     $  .60              $ .40             $  .20            $ .20
                                                                 ======              =====             ======            =====

-------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED

ASSETS                                                                              MAY 31, 1997       NOVEMBER 30, 1996
------                                                                             -------------       -----------------
Current Assets
   Cash and cash equivalents                                                        $ 51,620,077            $ 57,285,005
   Trade accounts receivable, less allowances
        for doubtful accounts                                                         56,178,497              65,416,910
   Inventories:
        Finished goods                                                                37,297,060              42,593,966
        Work in process                                                               11,505,725              14,008,754
        Raw materials and supplies                                                    34,353,182              38,275,770
                                                                                    ------------            ------------
                                                                                      83,155,967              94,878,490
   Less LIFO adjustment                                                               23,766,000              27,796,000
                                                                                    ------------            ------------
                                                                                      59,389,967              67,082,490
   Prepaid expenses                                                                      564,803               1,492,506
   Prepaid income taxes                                                                  638,217                 844,737
   Deferred income taxes                                                               9,718,000               2,597,000
                                                                                    ------------            ------------
                                                                                     178,109,561             194,718,648
Property, Plant and Equipment
   Cost                                                                              173,118,683             218,528,425
   Less allowances for depreciation                                                  128,712,816             162,149,761
                                                                                    ------------            ------------
                                                                                      44,405,867              56,378,664
Other Assets
   Investment in securities                                                           31,280,504              29,625,435
   Investment in affiliated companies                                                 48,030,731              45,820,750
   Assets to be disposed of                                                            5,311,477                   -0-
   Other                                                                               9,464,320               8,621,947
                                                                                    ------------            ------------
                                                                                      94,087,032              84,068,132
                                                                                    ------------            ------------
                                                                                    $316,602,460            $335,165,444
                                                                                    ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Accounts payable                                                                 $ 16,598,225            $ 20,541,014
   Accrued compensation                                                                4,939,056               3,716,206
   Other accrued liabilities                                                          10,951,820               6,088,381
                                                                                    ------------            ------------
                                                                                      32,489,101              30,345,601
Deferrals
   Deferred liabilities                                                               10,891,507              10,834,741
   Deferred income taxes                                                                 153,000               2,504,000
                                                                                    ------------            ------------
                                                                                      11,044,507              13,338,741

Stockholders' Equity
   Common stock                                                                       65,089,415              65,377,975
   Retained earnings                                                                 202,985,437             222,417,127
   Unrealized holding gains, net of tax                                                4,994,000               3,686,000
                                                                                    ------------            ------------
                                                                                     273,068,852             291,481,102
                                                                                    ------------            ------------
                                                                                    $316,602,460            $335,165,444
                                                                                    ============            ============

--------------------------------

The accompanying notes are an integral part of the condensed financial statements.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED


                                                                                            SIX MONTHS ENDED MAY 31,
                                                                                            ------------------------
                                                                                     1997                           1996
                                                                                     ----                           ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $  6,368,874                    $ 22,885,290
INVESTING ACTIVITIES
  Net change in cost of investment securities                                       688,716                      11,618,801
  Purchases of property, plant and equipment                                     (5,700,311)                     (3,084,172)
  Proceeds from sale of property, plant and equipment                             1,147,140                          76,635
  Dividends from affiliated company                                                 544,752                            -0-
  Other                                                                             414,235                         218,513
                                                                               ------------                    ------------
                                                                                 (2,905,468)                      8,829,777
FINANCING ACTIVITIES
  Issuance of common stock                                                           55,481                          25,364
  Purchase and retirement of common stock                                        (1,350,000)                     (7,990,413)
  Cash dividends                                                                 (7,833,815)                     (5,394,558)
                                                                               ------------                    ------------
                                                                                 (9,128,334)                    (13,359,607)
                                                                               ------------                    ------------

CHANGE IN CASH AND CASH EQUIVALENTS                                              (5,664,928)                     18,355,460

CASH AND CASH EQUIVALENTS - beginning of period                                  57,285,005                      51,331,119
                                                                               ------------                    ------------

CASH AND CASH EQUIVALENTS - end of period                                      $ 51,620,077                    $ 69,686,579
                                                                               ============                    ============

------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note A.  NON-RECURRING AND OTHER CHARGES (thousands)
On May 21, 1997, the Company announced that it would record pre-tax charges totaling $30,479 ($18,897 net of taxes, or $1.45 per share). These charges relate to the elimination of the Impact product line and the closing of the Impact plants, discontinuance of certain National/Mt. Airy products and assimilation of the Mt. Airy plant into the Bassett Casegoods Division, closing of the W.M. Bassett plant and redeployment of products within the other Bassett Casegoods plants, and other related costs.

These charges relate to the Company's recently announced strategy to focus on its core business marketed under the Bassett brand name (Wood Products, Upholstery and Bedding). Further, it enables the Company to rationalize its manufacturing capacity by retaining and utilizing its most efficient facilities.

The components of the pre-tax charges are:

                                                  2nd Quarter             Remainder of
                                                     1997                    1997                Total
                                                  -----------               -----                -----
Charges included in cost of sales
    - Inventory write-downs                         $ 6,195                   $ -0-             $ 6,195
Charges included in SG&A
    - Accounts receivable write-downs                 2,250                     -0-               2,250
Non-recurring charges
    - Impairment of assets                           11,180                     -0-              11,180
    - Restructuring and other charges                 2,749                    8,105             10,854
                                                    -------                   ------            -------
Total                                               $22,374                   $8,105            $30,479
                                                    =======                   ======            =======

The write-downs of inventories and accounts receivable are related primarily to the elimination of the Impact product line and discontinuance of certain National/Mt. Airy products. The asset impairment losses of $11,180 consist of the write-downs of operating assets at the W. M. Bassett plant and at both of the Impact Division's plants, and result from the evaluation of the Company's ability to recover asset costs given current market conditions. The restructuring and other charges of $10,854 consist of additional costs expected to be incurred to redeploy product lines and manufacturing and employee resources.

Note B.  SUBSEQUENT EVENT
Subsequent to May 31, (on July 7, 1997) a major customer of the Company filed for protection from creditors under Chapter 11 of the U. S. Bankruptcy Code. As a result of this action, the Company has taken a pre-tax charge as of May 31, 1997 of $6.0 million, $3.7 million after-tax ( $ .28 per share).

Note C.  CONTINGENCY
In June, 1997, the Company announced that it had recently learned that mattresses and box springs that were sold to two major retail customers were of lesser specifications than those originally manufactured for sale by the retailers.

Despite the changes in specifications, the mattresses in questions are of quality equal to nationally sold products. Each of the mattresses and box springs in issue is covered by the original warranty, and the Company continues to stand behind each of the products. Neither of the two affected retailers has experienced increased complaints regarding these products. The Company will offer gift certificates, redeemable at the retailers' stores, to customers who purchased the products in question.

A reasonable estimate of the possible costs or range of costs related to this matter cannot be made at this time.

Note D.  EARNINGS PER SHARE
Per share amounts are based on 13,062,736 and 13,519,393 weighted average number of shares outstanding at May 31, 1997 and 1996 respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL DISCUSSION OF RESULTS OF OPERATIONS THAT FOLLOWS IS PRESENTED EXCLUDING THE AFFECTS OF (i) THE NON-RECURRING AND OTHER CHARGES DISCUSSED IN NOTE A AND (ii) THE SUBSEQUENT EVENT CHARGE DISCUSSED IN NOTE B OF THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED HEREIN.

RESULTS OF OPERATIONS:
Major components of net income expressed as a percentage of net sales:

                                    Six Months Ended May 31,          Three Months Ended May 31,
                                    ------------------------          -------------------------
                                   1997      1996      1995          1997        1996       1995
                                   ----      ----      ----          ----        ----       ----
Cost of sales                     83.74%     84.11%    83.53%       84.07%       84.08%     83.76%
Selling, general and admin.       14.90      14.03     13.40        15.35        14.23      13.86
Income from operations             1.36       1.86      3.07          .58         1.69       2.38
Other income, net                  2.44       3.73      2.67         2.97         3.84       3.51
Income before income taxes         3.80       5.59      5.74         3.55         5.53       5.89
Income taxes                        .66       1.24      1.67          .40         1.05       1.71
Net income                         3.14       4.35      4.07         3.15         4.48       4.18

NET SALES
Net sales for the current two periods compared to prior years:

                                     Six Months Ended May 31,                Three Months Ended May 31,
                                     ------------------------                --------------------------
                                   1997         1996        1995           1997         1996         1995
                                   ----         ----        ----           ----         ----         ----
   Net sales (thousands)        $223,004      $223,224    $242,569       $113,198     $111,273     $119,018
   % change from prior year        (0.1)%       (8.0)%       (5.4)%         1.7%        (6.5)%      (11.6)%

The changes discussed in Note A are expected to reduce annualized net sales approximately 10%.

COSTS AND EXPENSES
Cost of sales for the second quarter (84.07%) was up 67 basis points from the 1997 first quarter (83.40%), however this was even with the 1996 second quarter. The gross profit margin for the six month period has improved 37 basis points compared to 1996. As shown below the materials and labor components of cost of sales have increased in the second quarter.

                                  Six Months Ended May 31,                Three Months Ended May 31,
                                  ------------------------                --------------------------
                                1997         1996        1995           1997         1996         1995
                                ----         ----        ----           ----         ----         ----
Materials                       49.04%       49.83%       49.36%        49.58%       49.61%       49.34%
Labor                           22.82        21.36        21.57         23.15        21.44        21.59
Overhead                        11.88        12.92        12.60         11.34        13.03        12.83
                              -------      -------      -------       -------      -------      -------
                                83.74%       84.11%       83.53%        84.07%       84.08%       83.76%

Selling, general and administrative expenses have increased primarily in categories associated with product promotion, customer service and expansion of the Bassett Furniture Direct ("BFD") and Bassett Gallery Programs.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

OTHER INCOME, NET
Components of other income (in thousands):

                                                          Six Months Ended May 31,                Three Months Ended May 31,
                                                          ------------------------                --------------------------
                                                        1997         1996        1995             1997       1996       1995
                                                        ----         ----        ----             ----       ----       ----
Equity in unremitted income
  of affiliated companies                              $2,755       $2,519      $2,441           $1,619     $1,418     $1,420
Interest (principally tax exempt)                       1,300        1,118       1,123              680        545        573
Dividends                                                 668          901       1,210              316        463        667
Gains from sales of investment securities                 234        4,149       1,364              234      2,034      1,394
Gains (loses) from sales of property,
  plant and equipment                                     930           (3)         25              714        (47)       (15)
Other                                                    (446)        (363)        336             (200)      (135)       147
                                                      -------       ------      ------           ------     ------     ------
                                                       $5,441       $8,321      $6,499           $3,363     $4,278     $4,186
                                                      =======       ======      ======           ======     ======     ======


INCOME TAXES
The effective income tax rate is less than the statutory rates because of the effect of non-taxable income in each period presented.

OPERATING INCOME
Operating income for the second quarter was up in the core businesses of Casegoods, Tables and Upholstery. However, operating income was down in the Bedding Division, and in the discontinued National/Mt. Airy and Impact Furniture Divisions.

LIQUIDITY AND CAPITAL RESOURCES:
Cash provided by operating activities:

                                                         Six Months Ended May 31,            Three Months Ended May 31,
                                                         ------------------------            --------------------------
                                                         1997        1996       1995         1997         1996      1995
                                                         ----        ----       ----         ----         ----      ----
Cash provided by operating activities (thousands)       $6,369     $22,885     $16,921      $4,484      $11,653    $11,046

The current ratio was 5.48 to 1 at May 31, 1997 and 6.42 to 1 at November 30, 1996. Working capital was $146 million at May 31, 1997, compared to $164 million at November 30, 1996.

Cash provided by operating activities is expected to be adequate for normal future operating requirements.

There were no material commitments for capital expenditures at May 31, 1997. Capital expenditures that will be made in the future for normal expansion or other operating purposes will be made from funds on hand or those generated from operations.

                          PART II - OTHER INFORMATION
          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits
    (27) Financial Data Schedule

b.  Reports on Form 8-K:

    A report on Form 8-K was filed on May 27, 1997 reporting the events discussed in Note A of the Notes To Condensed Consolidated Financial Statements included in this Form 10-Q for the quarter ended May 31, 1997.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BASSETT FURNITURE INDUSTRIES, INCORPORATED



-----------------------------------------------------------------
Paul Fulton, Chairman of the Board, and Chief Executive Officer


DATE:   July 9, 1997
     -----------------




-----------------------------------------------------------------
Philip E. Booker, Vice President, Controller (Chief Accounting Officer)


DATE:  July 9, 1997
     -----------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-Q

                                QUARTERLY REPORT




          For the quarter ended                           Commission File Number
          May 31, 1997                                                     0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                                 EXHIBIT INDEX





Exhibit No.               Exhibit Description               Page No.
----------                -------------------               -------
     27                 Financial Data Schedule               page 9