Form 10-Q
period 1997-08-31
BASSETT FURNITURE INDUSTRIES INC
filed 1997-10-14
CIK 10329

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997

                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No. 0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
             (Exact name of Registrant as specified in its charter)

            Virginia                                    54-0135270
  ----------------------------                       ----------------
  (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                  Identification No.)


                             Bassett, Virginia 24055
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (540) 629-6000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

At August 31, 1997, 13,017,883 shares of common stock of the Registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS - UNAUDITED

                                                                  NINE MONTHS ENDED AUGUST 31,        THREE MONTHS ENDED AUGUST 31,
                                                                  ----------------------------        -----------------------------
                                                                       1997              1996              1997           1996
                                                                       ----              ----              ----           ----

Net sales                                                        $333,256,205      $332,231,880        $110,251,770   $109,007,706
     Cost of sales                                                291,314,809       278,966,630          98,383,949     91,225,424
     Selling, general and administrative                           58,189,261        46,139,446          16,710,405     14,816,183
     Non-recurring charges                                         24,006,000           -0-              10,077,000          -0-
                                                                 ------------      ------------        ------------   ------------
                                                                  373,510,070       325,106,076         125,171,354    106,041,607
                                                                 ------------      ------------        ------------   ------------

                        Income (loss) from operations             (40,253,865)        7,125,804         (14,919,584)     2,966,099
Other income, net                                                   9,926,833        11,546,097           4,485,468      3,224,632
                                                                 ------------      ------------        ------------   ------------

                    Income (loss) before income taxes             (30,327,032)       18,671,901         (10,434,116)     6,190,731
Income taxes                                                       14,663,000        (4,140,000)          5,362,000     (1,365,000)
                                                                 ------------      ------------        ------------   ------------

                                    NET INCOME (LOSS)             (15,664,032)       14,531,901          (5,072,116)     4,825,731
Retained earnings - beginning of period                           222,417,127       225,718,704         202,985,437    223,672,342
                                                                 ------------      ------------        ------------   ------------
                                                                  206,753,095       240,250,605         197,913,321    228,498,073
     Cash dividends                                               (10,437,391)      ( 8,021,311)         (2,603,576)   ( 2,626,753)
     Purchase and retirement of common stock                       (1,005,959)     ( 10,005,208)           -0-         ( 3,647,234)
                                                                 ------------      ------------        ------------   ------------
Retained earnings - end of period                                $195,309,745      $222,224,086        $195,309,745   $222,224,086
                                                                 ============      ============        ============   ============




         NET INCOME (LOSS) PER SHARE                                  $ (1.20)           $ 1.08             $ ( .39)        $  .36
                                                                 ============      ============        ============   ============

         DIVIDENDS PER SHARE                                         $    .80           $   .60             $   .20         $  .20
                                                                 ============      ============        ============   ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED

ASSETS                                             AUGUST 31, 1997                  NOVEMBER 30, 1996
------                                             ---------------                  -----------------
Current Assets
   Cash and cash equivalents                        $ 73,537,452                         $ 57,285,005
   Trade accounts receivable, less allowances
        for doubtful accounts                         59,913,921                           65,416,910
   Inventories:
        Finished goods                                30,073,935                           42,593,966
        Work in process                                8,988,621                           14,008,754
        Raw materials and supplies                    28,027,799                           38,275,770
                                                    ------------                         ------------
                                                      67,090,355                           94,878,490
   Less LIFO adjustment                               21,916,000                           27,796,000
                                                    ------------                         ------------
                                                      45,174,355                           67,082,490
   Prepaid expenses                                    2,187,639                            1,492,506
   Prepaid income taxes                                1,019,937                              844,737
   Deferred income taxes                              12,513,000                            2,597,000
                                                    ------------                         ------------
                                                     194,346,304                          194,718,648
Property, Plant and Equipment
     Cost                                            167,003,691                          218,528,425
     Less allowances for depreciation                123,931,679                          162,149,761
                                                    ------------                         ------------
                                                      43,072,012                           56,378,664
Other Assets
     Investment in securities                         31,088,075                           29,625,435
     Investment in affiliated companies               28,694,735                           45,820,750
     Assets to be disposed of                          5,514,591                               -0-
     Deferred taxes                                    1,441,000                               -0-
     Other                                            13,130,423                            8,621,947
                                                    ------------                         ------------
                                                      79,868,824                           84,068,132
                                                    ------------                         ------------
                                                    $317,287,140                         $335,165,444
                                                    ============                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
     Accounts payable                               $ 15,889,902                         $ 20,541,014
     Accrued compensation                              3,910,485                            3,716,206
     Other accrued liabilities                        20,735,994                            6,088,381
                                                    ------------                         ------------
                                                      40,536,381                           30,345,601
Deferrals
     Deferred liabilities                             11,069,599                           10,834,741
     Deferred income taxes                               -0-                                2,504,000
                                                      11,069,599                           13,338,741

Stockholders' Equity
     Common stock                                     65,089,415                           65,377,975
     Retained earnings                               195,309,745                          222,417,127
     Unrealized holding gains, net of tax              5,282,000                            3,686,000
                                                    ------------                         ------------
                                                     265,681,160                          291,481,102
                                                    ------------                         ------------
                                                    $317,287,140                         $335,165,444
                                                    ============                         ============

-------------------------------------------

The accompanying notes are an integral part of the condensed financial statements.

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED


                                                                         NINE MONTHS ENDED AUGUST 31,
                                                                         ----------------------------
                                                                     1997                           1996
                                                                     ----                           ----

 NET CASH PROVIDED BY OPERATING ACTIVITIES                      $ 11,987,432                      $22,858,665

 INVESTING ACTIVITIES
      Net change in cost of investment securities                  2,873,121                       12,952,008
      Purchases of property, plant and equipment                  (7,208,755)                      (6,192,249)
      Proceeds from sale of property, plant and equipment          1,876,715                           83,635
      Dividends from affiliated company                           21,245,347                       (1,915,038)
      Other                                                       (2,789,503)                        (130,770)
                                                                ------------                     ------------
                                                                  15,996,925                        4,797,586
 FINANCING ACTIVITIES
      Issuance of common stock                                        55,481                           25,364
      Purchase and retirement of common stock                     (1,350,000)                     (12,610,862)
      Cash dividends                                             (10,437,391)                      (8,021,311)
                                                                ------------                     ------------
                                                                 (11,731,910)                     (20,606,809)
                                                                ------------                     ------------

 CHANGE IN CASH AND CASH EQUIVALENTS                              16,252,447                        7,049,442

 CASH AND CASH EQUIVALENTS - beginning of period                  57,285,005                       51,331,119
                                                                ------------                     ------------

 CASH AND CASH EQUIVALENTS - end of period                      $ 73,537,452                     $ 58,380,561
                                                                ============                     ============


 ------------------------------------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note A. SECOND QUARTER 1997 NON-RECURRING AND OTHER CHARGES (thousands)
On May 21, 1997, the Company announced that it would record pre-tax charges totaling $30,479 ($18,897 net of taxes, or $1.45 per share). These charges related to the elimination of the Impact product line and the closing of the Impact plants, discontinuance of certain National/Mt. Airy products and assimilation of the Mt. Airy plant into the Bassett Casegoods Division, the closing of the W. M. Bassett plant and redeployment of products within the other Bassett Casegoods plants, and other related costs. Of this amount, $22,374 was recorded in the second quarter with $8,105 to be recorded in subsequent periods. The components of the non-recurring and other charges, and the remaining reserve balances are as follows:


                                                                 Accts
                                            Inventory write    receivable      Impairment of   Restructuring &
                                                 downs         write-downs        assets             other         Total
         ----------------------------------------------------------------------------------------------------------------
         2nd quarter charges                     $6,195          $2,250          $11,180            $2,749        $22,374
         Amounts utilized during 3rd quarter      4,957             119             -0-                780          5,856
         ----------------------------------------------------------------------------------------------------------------
         Remaining reserve at August 31          $1,238          $2,131          $11,180            $1,969        $16,518

Of the $8,105 in additional expenses projected to be incurred subsequent to May 31, 1997, the Company incurred $2,529 in the third quarter, leaving an estimated $5,576 for subsequent periods.

On July 7, 1997, a major customer of the Company filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. As a result of this action, the Company recorded a pre-tax charge as of May 31, 1997 of $6,000, $3,700 after-tax ( $ .28 per share).

Note B.  NON-RECURRING AND OTHER CHARGES (thousands)

On October 14, 1997, the Company announced that it would record pre-tax charges totaling $19,381 ($12,016 net of taxes, or $.92 per share). The charges relate to the closing of three plants (in addition to the plant closings announced in the second quarter), continuing the Company's focus on its core business and further rationalizing its manufacturing capacity, the direct cost of a customer rebate program related to the Bedding Division, the write-down of obsolete inventories and other charges.

The components of the pre-tax charges are:

                                                            Subsequent
                                          3rd Quarter        Quarters           Total
                                         --------------   --------------   --------------
Charges included in cost of sales
   -Inventory write-downs                 $       5,125    $      -0-       $    5,125
Miscellaneous charges included in SG&A    $         300    $      -0-       $      300
Non-recurring charges
   -Impairment of assets                  $         800    $      -0-       $      800
   -Restructuring and other charges       $       9,037    $      4,119     $   13,156
                                         --------------   --------------   --------------
Total                                     $      15,262    $      4,119     $   19,381

The write-downs of inventories are a result of the discontinuation of certain suites and the elimination of SKU's in the Company's continuing efforts to focus its product offering. Miscellaneous charges included in SG&A relate primarily to the termination of factoring customer accounts. The asset impairment losses of $800 consist of the write-downs of operating assets at the Statesville crib plant and Burkeville veneer plant, and result from the evaluation of the Company's ability to recover asset costs given current market conditions.

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The restructuring and other charges of $13,156 relate to the transfer of leather upholstery production to the Company's Newton, NC plant and the closing of the existing leather upholstery plant, the Statesville plant and the Burkeville plant and reflects continuing costs until disposal of the latter two plants, the cost to maintain the leather upholstery plant and the transition costs related to the transfer of production from the leather upholstery plant and Statesville plant to other plants owned by the Company. The amounts included in subsequent quarters in the table above are estimates of period costs to be incurred in the future relating to the closed plants. Also included in restructuring and other charges are reserves for severance pay related to the consolidation of all customer service operations and sales management to the headquarters location in Bassett, VA, regulatory issues related to the boiler operations at one of the plants in Bassett, and certain expenses related to the Bedding Division marketing issues. Also included in restructuring and other charges is a reserve related to the Bedding Division. As announced in June of this year, the Company's management has learned that certain mattresses and box springs manufactured by a subsidiary, E. B. Malone Corporation, for sale to two major retail customers were made with different specifications than those originally manufactured for sale by those retailers. To remedy this situation, the Company intends to implement a program under which consumers who purchased these products can obtain a rebate directly from the Company. Consequently, the Company has recorded a charge for the third quarter of fiscal 1997 of $2,500, to pay for the direct cost of a customer rebate program.

Note C.  CONTINGENCY

In a matter related to the Bedding Division issues described in note B, on June 18, 1997, a suit was filed in the Superior Court of the State of California for the County of Los Angeles (the "Superior Court") against the Company, two major retailers and certain current and former employees of the Company seeking certification of a class consisting of all consumers who purchased these products from the two major retailers. The suit alleges various causes of action, including negligent misrepresentation, breach of warranty and fraud, and seeks compensatory damages of $100 million and punitive damages. The Company filed a demurrer seeking to dismiss several of the causes of action and on September 12, 1997, the Superior Court sustained the demurrer but granted the plaintiffs leave to amend certain of their claims. Although it is impossible to predict the outcome of this litigation, the Company intends to vigorously defend this suit because it believes that the damages sought are unjustified and because certification of a class of consumers is unnecessary and inappropriate in this case. Because the Company believes that the two major retailers were unaware of the changes in product specifications, the Company has agreed to indemnify the two major retailers with respect to the above and any other claims arising out of the sale of the affected products.


Note D.  EARNINGS PER SHARE

Per share amounts are based on 13,047,457 and 13,431,163 weighted average number of shares outstanding at August 31, 1997 and 1996 respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL DISCUSSION OF RESULTS OF OPERATIONS THAT FOLLOWS IS PRESENTED EXCLUDING THE AFFECTS OF THE NON-RECURRING AND OTHER CHARGES DISCUSSED IN NOTES A AND B OF THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED HEREIN.

RESULTS OF OPERATIONS:
Major components of net income expressed as a percentage of net sales:

                                                     Nine Months Ended August 31,         Three Months Ended August  31,
                                                     ----------------------------         ------------------------------
                                                   1997       1996        1995            1997        1996       1995
                                                   ----       ----        ----            ----        ----       ----

                  Cost of sales                    83.32%     83.97%     83.23%         82.47%        83.69%     82.62%
                  Selling, general and admin.      14.84      13.89      13.50          14.70         13.59      13.70
                  Income from operations            1.85       2.14       3.27           2.82          2.72       3.68
                  Other income, net                 2.98       3.48       2.84           4.07          2.96       3.18
                  Income before income taxes        4.82       5.62       6.11           6.89          5.68       6.86
                  Income taxes                       .60       1.25       1.78            .48          1.25       2.01
                  Net income                        4.22       4.37       4.33           6.41          4.43       4.85

NET SALES

Net sales for the current two periods compared to prior years:

                                                     Nine Months Ended August 31,             Three Months Ended August 31,
                                                     ----------------------------             -----------------------------
                                                   1997         1996         1995            1997         1996         1995
                                                   ----         ----         ----            ----         ----         ----
                  Net sales (thousands)         $333,256      $332,232     $361,752       $110,252      $109,008     $119,184
                  % change from prior year           .3%        (8.2)%       (5.1)%           1.1%        (8.5)%       (4.6)%

The changes discussed in Notes A and B are expected to reduce annualized net sales approximately 10%.

COSTS AND EXPENSES

Cost of sales for the third quarter (82.47%) was down 160 basis points from the 1997 second quarter (84.07%), and was 122 basis points down from the 1996 third quarter (83.69%). The gross profit margin for the nine month period has improved 65 basis points compared to 1996.

                                                       Nine Months Ended August 31,            Three Months Ended August 31,
                                                       ----------------------------            -----------------------------
                                                   1997         1996         1995            1997         1996         1995
                                                   ----         ----         ----            ----         ----         ----
                  Materials                        49.51%       49.96%        49.51%         50.46%       50.22%       49.82%
                  Labor                            22.12        21.23         21.33          20.71        20.96        20.83
                  Overhead                         11.69        12.78         12.39          11.30        12.51        11.97
                                                   -----      -------       -------          -----      -------      -------
                                                   83.32        83.97%        83.23%         82.47        83.69%       82.62%

Selling, general and administrative expenses have increased primarily in categories associated with product promotion, customer service and expansion of the Bassett Furniture Direct ("BFD") and Bassett Gallery Programs.

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

OTHER INCOME, NET
Components of other income (in thousands):

                                                      Nine Months Ended August  31,            Three Months Ended August 31,
                                                      ------------------------  ---            -----------------------------
                                                      1997         1996        1995             1997        1996       1995
                                                      ----         ----        ----             ----        ----       ----
         Equity in unremitted income
           of affiliated companies                  $4,119       $3,775      $3,566           $1,364      $1,256     $1,125
         Interest (principally tax exempt)           2,216        1,755       1,756              916         637        633
         Dividends                                     884        1,219       1,736              216         318        526
         Gains from sales of investment securities   1,761        5,370       2,676            1,527       1,221      1,312
         Gains (losses) from sales of property,
           plant and equipment                       1,285            5          55              355           8         30
         Other                                        (338)        (578)        507              107        (215)       171
                                                    ------      -------     -------           ------      ------     ------
                                                    $9,927      $11,546     $10,296           $4,485      $3,225     $3,797
                                                    ======      =======     =======           ======      ======     ======


INCOME TAXES
The effective income tax rate is less than the statutory rates because of the effect of non-taxable income in each period presented.

OPERATING INCOME
Operating income for the third quarter was up in the core businesses of Casegoods, Tables and Upholstery. However, operating income was down in the Bedding Division and Weiman Divisions.

LIQUIDITY AND CAPITAL RESOURCES:
Cash provided by operating activities:

                                                                        Nine Months Ended August 31,
                                                                        ----------------------------
                                                                        1997         1996         1995
                                                                        ----         ----         ----
         Cash provided by operating activities (thousands)            $11,987      $22,859      $25,809


The current ratio was 4.79 to 1 at August 31, 1997 and 6.42 to 1 at November 30, 1996. Working capital was $154 million at August 31, 1997, compared to $164 million at November 30, 1996.

Cash provided by operating activities is expected to be adequate for normal future operating requirements.

There were no material commitments for capital expenditures at August 31, 1997. Capital expenditures that will be made in the future for normal expansion or other operating purposes will be made from funds on hand or those generated from operations.

                           PART II - OTHER INFORMATION
           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM 5.  OTHER INFORMATION.

        Bassett Furniture Industries, Inc., announces third quarter operating earnings increased 5.1% (excluding the effect of restructuring and non-recurring and other charges) over the same period in the prior year on a sales increase of 1.1%. The Company also announced it was taking a pre-tax, non-recurring charge of $19.38 million ($12.02 million net of taxes, or $.92 per share) related to the closing of three additional plants and other charges. Of the total, $15.26 million will be recorded in the third quarter and the remainder in subsequent quarters, as incurred. This is a continuation of the Company's focus on its core business and further rationalization of its manufacturing capacity.

         Sales for the third quarter were $110.25 million, up from $109.01 million in the prior year. Earnings from furniture operations for the quarter, excluding non-recurring and other charges, increased to $3.12 million in 1997 from $2.97 million in 1996.

         Robert H. Spilman, Jr., President and COO, said the improvement in operating earnings is encouraging. "Bassett will continue its efforts to focus on its core business. We will be able to better utilize our manufacturing capacity with the closing of these additional plants and consolidating production of two of these plants into existing facilities."

        Bassett had previously announced the closing of its Statesville, NC crib plant and the transfer of crib production to its Chair Plant in Bassett, VA, and the Company's exit from the veneer business with the closing of its plant in Burkeville, VA. In addition, Bassett is closing its stand-alone leather upholstery plant in Conover, NC and transferring production to its major upholstery complex in Newton, NC to improve capacity utilization at those plants.

        The $19.38 million pre-tax charge includes $7.60 million in costs, including inventory writedowns, related to these plant closings. The Company is also taking a $4.56 million one-time charge related to obsolete inventory from discontinued suites resulting from the further elimination of SKU's in its efforts to focus its product offering. In addition, Bassett is reserving $2.50 million to cover the direct cost of a consumer rebate program to be initiated in response to the product specification issue at the Bassett Bedding Division that was announced by the Company in June. The remainder of the charge is for other expenses such as severance pay related to the consolidation of all customer service operations and sales management to the headquarters location in Bassett, regulatory issues related to the boiler operations at one of the plants in Bassett and certain expenses related to the Bedding Division marketing issues.

        Chairman and CEO, Paul Fulton, stated, "The third quarter charge addresses certain issues we have been focusing on since my arrival in early July. We are placing primary emphasis on improving our operations and profitability through aggressive reviews of our capital allocation and return on assets, and focusing on our core businesses and areas where we have the potential for acceptable returns. In addition, I want to take a proactive approach to resolving the issues that surfaced at our Bedding Division earlier this year. These and other changes that have taken place since the end of our second quarter place the Company in a better position for future growth and profitability."

        The condensed and consolidated statement of operations (unaudited) for the nine months and three months ended August 31, 1997, is shown on page 2 of 12 of this Form.

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS - UNAUDITED

                                                                   NINE MONTHS ENDED AUGUST 31,      THREE MONTHS ENDED AUGUST 31,
                                                                   ----------------------------      -----------------------------
                                                                     1997              1996                1997            1996
                                                                     ----              ----                ----            ----
Net sales                                                        $333,256,205      $332,231,880        $110,251,770   $109,007,706
     Cost of sales                                                291,314,809       278,966,630          98,383,949     91,225,424
     Selling, general and administrative                           58,189,261        46,139,446          16,710,405     14,816,183
     Non-recurring charges                                         24,006,000           -0-              10,077,000          -0-
                                                                 ------------      ------------        ------------   ------------
                                                                  373,510,070       325,106,076         125,171,354    106,041,607
                                                                 ------------      ------------        ------------   ------------

                        Income (Loss) from operations             (40,253,865)        7,125,804         (14,919,584)     2,966,099
Other income, net                                                   9,926,833        11,546,097           4,485,468      3,224,632
                                                                 ------------      ------------        ------------   ------------

                    Income (Loss) before income taxes             (30,327,032)       18,671,901         (10,434,116)     6,190,731
Income taxes                                                       14,663,000        (4,140,000)          5,362,000     (1,365,000)
                                                                 ------------      ------------        ------------   ------------

                                    NET INCOME (LOSS)             (15,664,032)       14,531,901          (5,072,116)     4,825,731
Retained earnings - beginning of period                           222,417,127       225,718,704         202,985,437    223,672,342
                                                                 ------------      ------------        ------------   ------------
                                                                  206,753,095       240,250,605         197,913,321    228,498,073
     Cash dividends                                               (10,437,391)      ( 8,021,311)         (2,603,576)   ( 2,626,753)
     Purchase and retirement of common stock                       (1,005,959)     ( 10,005,208)           -0-         ( 3,647,234)
                                                                 ------------      ------------        ------------   ------------
Retained earnings - end of period                                $195,309,745      $222,224,086        $195,309,745   $222,224,086
                                                                 ============      ============        ============   ============



NET INCOME PER SHARE                                                  $ (1.20)           $ 1.08             $ ( .39)        $  .36
                                                                 ============      ============        ============   ============

DIVIDENDS PER SHARE                                                   $   .80            $  .60             $   .20         $  .20
                                                                 ============      ============        ============   ============


        Bassett Furniture Industries, Inc., (BSET) is a full-line manufacturer of household furniture and markets its products under the Bassett, and various other brand names. The Company currently operates 34 plants in 16 states. Its common stock is traded on the NASDAQ market.

        This other information contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Inc. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (I) competitive conditions in the industry in which Bassett operates; and (II) general economic conditions that are less favorable than expected.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits
   (27)                 Financial Data Schedule

b.  Reports on Form 8-K:

    No reports were filed on Form 8-K during the quarter. However, Item 5 on this Form 10-Q, contains information not previously reported in a report on Form 8-K, with respect to which information is not called for by this form.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BASSETT FURNITURE INDUSTRIES, INCORPORATED



-----------------------------------------------------------------
Robert H. Spilman, Jr., President and Chief Operating Officer


DATE:        October 14, 1997
             ----------------





-----------------------------------------------------------------
Douglas W.  Miller, Vice President and Chief Financial Officer

DATE:     October 14, 1997
          ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

                                QUARTERLY REPORT




For the quarter ended                                  Commission File Number
  August 31, 1997                                                       0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                                  EXHIBIT INDEX








Exhibit No.                  Exhibit Description                    Page No.
-----------                  -------------------                    --------
     27                    Financial Data Schedule                   page 12