Form 10-K
period 1997-11-30
BASSETT FURNITURE INDUSTRIES INC
filed 1998-03-02
CIK 10329

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1997           Commission File No. 0-209

                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

                VIRGINIA                                                           54-0135270
 ----------------------------------------                               -----------------------------
     (State or other jurisdiction of                                            (I.R.S. Employer
     incorporation or organization)                                            Identification No.)

       3525 FAIRYSTONE PARK HIGHWAY
            BASSETT, VIRGINIA                                                         24055
 ----------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                (Zip Code)

 Registrant's telephone number, including area code                               540/629-6000
                                                    ------------------------------------------

 Securities registered pursuant to Section 12(g) of the Act:
                                                                              Name of each exchange
      Title of each class:                                                     on which registered
      --------------------                                              --------------------------
          Common Stock ($5.00 par value)                                             NASDAQ
          ------------------------------                                             ------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.

                               [X] Yes    [  ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 18, 1998 was $339,950,000.

    The number of shares of the Registrant's common stock outstanding on February 18, 1998 was 13,051,279.

                      DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of the Bassett Furniture Industries, Incorporated Annual Report to Stockholders for the year ended November 30, 1997 (the "Annual Report") are incorporated by reference into Parts I and II of this Form 10-K.

    (2) Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be held March 24,1998, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1.    BUSINESS
           (dollar amounts in thousands except per share data)

           GENERAL DEVELOPMENT OF BUSINESS
           Bassett Furniture Industries, Incorporated was incorporated under the laws of the Commonwealth of Virginia in 1930. The executive offices are located in Bassett, Virginia.


           During 1997, the Company commenced the restructuring of certain of its operations and recorded restructuring and impaired asset charges of $20,646. The restructuring plan is the result of management's decision to focus on its core Bassett product line and efforts to improve operating efficiencies. The principal actions of the plan include the closure or sale of fourteen manufacturing facilities, elimination of three product lines (National/Mt. Airy, Impact and veneer production) and the severance of approximately 1,000 employees. The major components of the restructuring and impairment of assets charges and the remaining reserves as of November 30,1997 are as follows:

                                                       Writedown of
                                                       property and
                                                       equipment to
                                           Original    net realizable    Reserves     Reserve
                                           charges         value         utilized     balance
                                           ---------   --------------    --------     --------
           Non-cash write-downs of
             property and equipment
             to net realizable value        $13,362      $13,362         $    -         $    -
           Severance and related
             employee benefit cost            5,684            -            774          4,910
           Lease exit costs                     614            -              -            614
           Other                                986            -            261            725
                                            -------      -------         ------         ------
           Total                            $20,646      $13,362         $1,035         $6,249
                                            =======      =======         ======         ======

           The Company completed the closure of five of the fourteen manufacturing facilities, disposed of one of the facilities and severed approximately 600 employees during 1997. Eight additional facilities were closed subsequent to year-end and management expects to complete the remaining restructuring actions during 1998. Net sales and operating losses from activities which were discontinued were $46,221 and $ (31,602) respectively in 1997, $60,119 and
           $(1,867) respectively in 1996, and $70,149 and $ (1,495) respectively in 1995.

           As a result of the plan, additional unusual and nonrecurring charges including moving costs, plant consolidation inefficiencies and inventory writedowns totaling $31,654 were recorded in 1997. Of these costs, $28,325 are included in cost of goods sold and $3,329 are included in selling, general and administrative expenses in the 1997 consolidated statement of operations. The Company estimates that additional charges due to plant inefficiencies and idle facilities of approximately $10,540 will be incurred during 1998. After an income tax benefit of $20,397, the restructuring and impaired asset charges of $20,646 and additional nonrecurring charges of $31,654 reduced fiscal year 1997 net income by $31,903 or $2.34 per share.

           In addition, the Company incurred other unusual and nonrecurring charges during 1997 of $12,500 related to customer bankruptcies, environmental matters and issues related to the Mattress Division. Of these charges, $1,000 are included in cost of goods sold and $11,500 are included in selling, general and administrative expenses in the 1997 consolidated statement of operations. After an income tax benefit of $4,875, these other unusual and nonrecurring charges reduced fiscal year 1997 net income by $7,625 or $ .56 per share.

           There have been no other material changes in the mode of conducting business in the fiscal year beginning December 1, 1996.

           INDUSTRY SEGMENT

           In accordance with the instructions for this item, Bassett Furniture Industries, Incorporated and its subsidiaries, all of which are wholly-owned (Company), is deemed to have been engaged in only one business segment, manufacture and sale of household furniture, for the three years ended November 30, 1997.

           DESCRIPTION OF BUSINESS

           The Company manufactures and sells a full line of furniture for the home, including bedroom and dining suites and accent pieces; occasional tables, wall and entertainment units; home office systems and computer work stations; upholstered sofas, chairs and love seats (motion and stationary); recliners; and mattresses and box springs. The Company's products are distributed through a large number of retailers, principally in the United States. The retailers selling the Company's products include mass merchandisers, department stores, independent furniture stores, chain furniture stores, proprietary retail outlets called Bassett Furniture Direct, Bassett Direct Plus and Bassett Gallery stores, decorator showrooms, warehouse showrooms, specialty stores and rent-to-own stores.

           The Company's significant product lines are: wood, upholstery and bedding, which accounted for 46%, 29% and 12% of net sales during 1997, respectively.

           Raw materials used by the Company are generally available from numerous sources and are obtained principally from domestic sources. The Company has not experienced significant raw materials cost pressures in 1997.

           The Company's trademark "Bassett" and the names of its marketing divisions and product collections are significant to the conduct of its business. This importance is due to consumer recognition of the names and identification with the Company's broad range of products. The Company owns certain patents and licenses that are important in the conduct of the Company's business.

           The furniture industry in which the Company competes is not considered to be a seasonal industry. There are no special practices in the furniture industry, or applicable to the Company, that would have a significant effect on working capital items.

           Sales to one customer (J. C. Penney Company) amounted to approximately 14% of gross sales in 1997, 15% in 1996 and 14% in 1995. The Company's backlog of orders believed to be firm was $43,000 at November 30,1997 and $48,000 at November 30, 1996. It is
           expected that the November 30, 1997 backlog will be filled within the 1998 fiscal year.

           The furniture industry is very competitive and there are a large number of manufacturers both within the United States and offshore who compete in the market on the basis of product quality, price, style, delivery and service. Based on annual sales revenue, the Company is one of the largest furniture manufacturers located in the United States. The Company has been successful in this competitive environment because its products represent excellent values combining attractive price and superior quality and styling; prompt delivery; and quality, courteous service. Competition from foreign manufacturers is not any more significant in the marketplace today than competition from domestic manufacturers.

           The furniture industry is considered to be a "fashion" industry subject to constant change to meet the changing consumer preferences and tastes. As such, the Company is continuously involved in the development of new designs and products. Due to the nature of these efforts and the close relationship to the manufacturing operations, these costs are considered normal operating costs and are not segregated. The Company is not otherwise involved in "traditional" research and development activities nor does the Company sponsor research and development activities of any of its customers.

           In management's view, the Company has complied in all material respects with all federal, state and local standards in the area of safety, health and pollution and environmental controls. Compliance with these standards has not had a material adverse effect on past earnings, capital expenditures or competitive position. The Company is involved in environmental matters at certain of its plant facilities, which arise in the normal course of business. Although the final outcome of these environmental matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

           The Company had approximately 5,700 employees at November 30, 1997.

           The Company owns a minority interest in International Home Furnishings Center, which is a lessor of permanent exhibition space to furniture and accessory manufacturers.

           FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

           The Company has no foreign operations, and its export sales are insignificant.

ITEM 2.    PROPERTIES

 At November 30, 1997 the Company owns the following manufacturing facilities:

                           Plant Name                           Location                         Construction
                           ----------                           --------                         ------------
            J. D. Bassett Manufacturing Company        Bassett, VA (2 plants)      Brick, frame and concrete
            Bassett Superior Lines                     Bassett, VA                 Brick, frame, concrete and steel
            Bassett Chair Company                      Bassett, VA                 Brick, frame, concrete and steel
            Bassett Table Company                      Bassett, VA                 Brick and frame
            Bassett Fiberboard                         Bassett, VA                 Brick, concrete and steel
            Bassett Upholstery Division                Newton, NC (4 plants)       Brick, concrete and steel
            Bassett Upholstery Division                Taylorsville, NC            Brick, concrete and steel
            Bassett Upholstery Division                Dumas, AR                   Brick, concrete and steel
            Bassett Furniture Industries of North
              Carolina, Inc.                           Macon, GA                   Brick, concrete and steel
                                                       Dublin, GA                  Concrete block and steel
                                         *             Statesville, NC             Brick, frame, concrete and steel
            Burkeville Veneer            *             Burkeville, VA              Brick and frame
            National/Mt. Airy                          Mt. Airy, NC                Brick, concrete and steel
            Weiman Division                            Christiansburg, VA          Metal frame
            E. B. Malone Corporation                   Lake Wales, FL
                                                         (2 plants)                Concrete block and frame
                                         *             Pottstown, PA               Metal frame

                                         *             West Palm Beach, FL         Concrete block and steel

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

                                                       Los Angeles, CA             Brick, concrete and steel
                                                       Tipton, MO                  Concrete block and steel
            Impact Furniture             *             Hickory, NC (1 plant and
                                                         1 warehouse)              Brick, concrete and steel
            Bassett Motion Division      *             Booneville, MS
                                                         (2 plants)                Metal frame

           The Company also owns its general corporate office building in Bassett, Virginia (brick, concrete and steel), two warehouses in Bassett, Virginia (brick and concrete) and a showroom in High Point, North Carolina (brick, concrete and steel).

           In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities, except those held for sale, are in regular use.

           Properties designated by an asterisk "*" have ceased manufacturing operations and are currently held for sale in connection with the restructuring efforts.

ITEM 3.    LEGAL PROCEEDINGS

           In June 1997, the Company's management learned that certain mattresses and box springs manufactured by a subsidiary, E. B. Malone Corporation, for sale to two major retail customers, were made with different specifications that those originally manufactured for sale by these retailers. To remedy this situation, the Company implemented a program under which consumers who purchased these products can obtain a rebate directly from the Company.

           On June 18, 1997, a suit was filed in the Superior Court of the State of California for the County of Los Angeles (the "Superior Court") against the Company, two major retailers and certain current and former employees of the Company seeking certification of a class consisting of all consumers who purchased the above described products from these two major retailers. The suit alleges various causes of action, including negligent misrepresentation, breach of warranty, violations of deceptive practices laws, and fraud, and seeks compensatory damages of $100 million and punitive damages.
           The Company filed a demurrer seeking to dismiss several of the causes of action and on September 12, 1997, the Superior Court sustained the Company's demurrer but granted the plaintiffs leave to amend. Plaintiffs thereafter filed a Second Amended Complaint adding certain independent retailers as additional plaintiffs. On December 17,1997, the Superior Court again sustained the Company's demurrer to plaintiffs' fraud, negligent misrepresentation and conspiracy counts, and plaintiffs filed a third Amended Complaint. On February 10,1998 the Superior Court sustained the Company's demurer, without leave to amend the class action allegations of the Third Amended Complaint and ordered the case transferred out of the class action department. The Superior Court also sustained a demurrer, without leave to amend, to many of the individual claims. As a result of these rulings, the number and types of claims have been substantially reduced. Although it is impossible to predict the ultimate out- come of this litigation, the Company intends to vigorously defend this suit because it believes that the damages sought are unjustified and because certification of a class of consumers is unnecessary and inappropriate in this case. Because the Company believes that the two major retailers were unaware of the changes in product specifications, the Company has agreed to indemnify the two major retailers with respect to the above.

           The Company is also involved in various other claims and actions which arise in the normal course of business. Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

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

ITEM 6.    SELECTED FINANCIAL DATA

           The information for the five years ended November 30, 1997, contained in the "Other Business Data" in the Annual Report is incorporated herein by reference thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS The information contained in "Other Business Data" in the Annual Report is incorporated herein by reference thereto.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           The consolidated financial statements and notes to consolidated financial statements of the Registrant and its subsidiaries contained in the Annual Report are incorporated herein by reference thereto. In addition, financial statements of the registrant's 50% or less owned significant subsidiary is included in this Form 10-K following the Index to Financial Statements and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Bassett Furniture Industries decided to change its independent Public Accountants from KPMG Peat Marwick (KPMG) to Arthur Andersen effective November 21, 1997, and KPMG Peat Marwick was notified on that date. This decision was approved unanimously by the Board of Directors. The new management team at Bassett Furniture Industries, since taking charge in August 1997, has changed the Company's management focus and philosophy to more of a strategic focus and emphasis on return on assets employed. Management believes that Arthur Andersen's "business risk" audit approach is directly aligned with the Company's philosophy and will provide this Company's management team with invaluable information towards managing the Company better and planning for the future.

           During the Company's two most recent fiscal years ended November 30, 1996 and November 30, 1995 and the subsequent interim period through November 21, 1997, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreements in connection with their opinion.

           The audit reports of KPMG on the consolidated financial statements of the Company for the fiscal years ended November 30, 1996 and November 30, 1995 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

                                           PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

           The information contained on pages 1 through 5 of the Proxy Statement under the captions "Principal Stockholders and Holdings of Management" and "Election of Directors" is incorporated herein by reference thereto.

ITEM 11.   EXECUTIVE COMPENSATION

           The information contained on pages 6 through 13 of the Proxy Statement under the captions "Organization, Compensation and Nominating Committee Report," "Stockholder Return Performance Graph," "Executive Compensation," "Supplemental Retirement Income Plan" and "Deferred Compensation Agreements" is incorporated herein by reference thereto.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information contained on pages 1 through 3 of the Proxy Statement under the heading "Principal Stockholders and Holdings of Management" is incorporated herein by reference thereto.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information contained on page 5 of the Proxy statement under the heading "Organization and Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference thereto.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a) (1) The response to this portion of Item 14 is submitted as a separate section of this report.

               (2) All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

               (3) Listing of Exhibits

                   3A. Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

                   3B. Bylaws as amended are incorporated as filed as an exhibit to this form pursuant to item 14 (C) of this report.

                   10A. Bassett 1993 Long Term Incentive Stock Option Plan is
                        incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (no.33-52405) filed on February 25, 1994.

                   10B. Bassett Executive Deferred Compensation Plan is filed herewith.

                   10C. Bassett Supplemental Retirement Income Plan is filed
                        herewith.

                   10D. Bassett 1993 Stock Plan for Non-Employee Directors is
                        incorporated by reference of the Registrant's Registration Statement on Form S-8 (no. 33-52407) filed on February 25, 1994.

                   13. The registrant's Annual Report to Stockholders for the year ended November 30, 1997.*

                   21.  List of subsidiaries of the registrant

                   23A. Consent of Arthur Andersen LLP is filed herewith.

                   23B. Consent of KPMG Peat Marwick LLP is filed herewith.

                   23C. Consent of Dixon Odom PLLC is filed herewith.

                   27.  Financial Data Schedule (EDGAR filing only)

               *With the exception of the information incorporated in this Form 10-K by reference thereto, the Annual Report shall not be deemed "filed" as a part of this Form 10-K.

           (b) No reports on Form 8-K were filed during the last quarter of the registrant's 1997 fiscal year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)


           By: /s/ PAUL FULTON                                      Date:         3/1/98
               ----------------------------------------                      ------------------
               Paul Fulton
               Chairman of the Board of Directors and
               Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



           By: /s/ AMY W. BRINKLEY                                  Date:         2/28/98
               ----------------------------------------                      ------------------
               Amy W. Brinkley
               Director


           By:                                                      Date:
               ----------------------------------------                      ------------------
               Peter W. Brown
               Director



           By: /s/ THOMAS E. CAPPS                                  Date:         3/2/98
               ----------------------------------------                      ------------------
               Thomas E. Capps
               Director



           By:                                                      Date:
               ----------------------------------------                      ------------------
               Willie D. Davis
               Director



           By:                                                      Date:
               ----------------------------------------                      ------------------
               Alan T. Dickson
               Director


           By: /s/ WILLIAM H. GOODWIN, JR.                          Date:         3/2/98
               ----------------------------------------                      ------------------
               William H. Goodwin, Jr.
               Director

                             SIGNATURES Continued




           By: /s/ HOWARD H. HAWORTH                                Date:         2/28/98
               ----------------------------------------                      ------------------
               Howard H. Haworth
               Director



           By: /s/ JAMES W. MCGLOTHLIN                              Date:         3/2/98
               ----------------------------------------                      ------------------
               James W. McGlothlin
               Director

           By: /s/ THOMAS W. MOSS, JR.                              Date:         3/2/98
               ----------------------------------------                      ------------------
               Thomas W. Moss, Jr.
               Director


           By: /s/ MICHAEL E. MURPHY                                Date:         3/2/98
               ----------------------------------------                      ------------------
               Michael E. Murphy
               Director



           By:                                                      Date:
               ----------------------------------------                      ------------------
               Albert F. Sloan
               Director



           By:                                                      Date:
               ----------------------------------------                      ------------------
               John W. Snow
               Director



           By: /s/ DOUGLAS W. MILLER                                Date:         3/2/98
               ----------------------------------------                      ------------------
               Douglas W. Miller
               Vice President and Chief Financial Officer



           By: /s/ RONALD D. CASSELL                                Date:         3/2/98
               ----------------------------------------                      ------------------
               Ronald D. Cassell
               Controller

                           ANNUAL REPORT ON FORM 10-K
                             ITEM 14(a)(1) AND (c)

                         INDEX OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          YEAR ENDED NOVEMBER 30, 1997


          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

                               BASSETT, VIRGINIA

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
===============================================================================


TABLE OF CONTENTS


                                                                                                      Page No.
                                                                                                      --------
INDEPENDENT AUDITORS' REPORT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1

FINANCIAL STATEMENTS

   Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2

   Statements of Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

   Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4

   Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5

   Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
International Home Furnishings Center, Inc.
High Point, North Carolina


We have audited the accompanying balance sheets of International Home Furnishings Center, Inc. as of October 31, 1997 and 1996 and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Home Furnishings Center, Inc. at October 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.




High Point, North Carolina
December 1, 1997





                                  ------------

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
BALANCE SHEETS
OCTOBER 31, 1997 AND 1996
===============================================================================

ASSETS                                                                                   1997              1996
                                                                                    --------------    -----------------
CURRENT ASSETS
  Cash and cash equivalents                                                         $    5,574,018    $      39,519,299
  Short-term investments                                                                    78,444              223,859
  Receivables
     Trade                                                                               1,899,925            2,079,608
     Interest                                                                               16,200              168,814
  Deferred income tax asset                                                                599,000              551,000
  Prepaid expenses                                                                         283,063              247,365
                                                                                    --------------    -----------------
                                                            TOTAL CURRENT ASSETS         8,450,650           42,789,945
                                                                                    --------------    -----------------
INVESTMENTS AND OTHER ASSETS
  Theater complex, at cost less amortization (Note F)                                    1,063,364            1,106,619
  Other investments, at cost                                                                 -                    4,000
                                                                                    --------------    -----------------
                                                                                         1,063,364            1,110,619
                                                                                    --------------    -----------------
PROPERTY AND EQUIPMENT, at cost
  Land and land improvements                                                             3,293,772            3,293,772
  Buildings, exclusive of theater complex                                               74,932,651           74,860,339
  Furniture and equipment                                                                3,353,057            3,306,837
                                                                                    --------------    -----------------
                                                                                        81,579,480           81,460,948
  Accumulated depreciation                                                             (39,581,587)         (37,421,526)
                                                                                    -------------     ----------------
                                                                                        41,997,893           44,039,422
                                                                                    --------------    -----------------
                                                                    TOTAL ASSETS    $   51,511,907    $      87,939,986
                                                                                    ==============    =================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable, trade                                                           $      736,947    $         993,748
  Accrued property taxes                                                                 1,662,933            1,691,800
  Other accrued expenses                                                                   415,462              397,076
  Rents received in advance                                                              1,498,572            1,377,620
                                                                                    --------------    -----------------
                                                       TOTAL CURRENT LIABILITIES         4,313,914            4,460,244
                                                                                    --------------    -----------------
LONG-TERM LIABILITIES
  Supplemental retirement benefits                                                         803,741              656,194
  Deferred income tax liability                                                          2,020,000            2,110,000
                                                                                    --------------    -----------------
                                                                                         2,823,741            2,766,194
                                                                                    --------------    -----------------
COMMITMENT (Note F)

STOCKHOLDERS' EQUITY
  Common stock, $5 par value, 1,000,000 shares authorized,
   527,638 shares issued and outstanding in 1997 and 1996                                2,638,190            2,638,190
  Additional paid-in capital                                                               169,360              169,360
  Retained earnings                                                                     41,566,702           77,905,998
                                                                                    --------------    -----------------
                                                                                        44,374,252           80,713,548
                                                                                    --------------    -----------------
                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY       $51,511,907    $      87,939,986
                                                                                    ==============    =================




-------------------------------------------------------------------------------
See accompanying notes to financial statements.                          Page 2

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
===============================================================================

                                                                   1997                1996                1995
                                                              ---------------     ---------------    ----------------
OPERATING REVENUES
  Rental income                                               $    31,099,737     $    30,185,343    $     29,485,652
  Other revenues                                                    5,907,086           5,321,123           5,082,713
                                                              ---------------     ---------------    ----------------

                                  TOTAL OPERATING REVENUES         37,006,823          35,506,466          34,568,365
                                                              ---------------     ---------------    ----------------

OPERATING EXPENSES
  Compensation and benefits                                         3,503,952           3,277,406           3,220,208
  Market and promotional                                            2,705,908           2,406,917           2,339,099
  Maintenance and building costs                                    1,188,784           1,714,734           1,237,126
  Depreciation expense                                              2,191,755           2,257,549           2,085,521
  Rent                                                                138,835             138,835             138,835
  Property taxes and insurance                                      2,061,772           2,078,482           2,007,112
  Utilities                                                         1,685,299           1,777,009           1,858,860
  Other operating costs                                               439,691             558,173             650,896
                                                              ---------------     ---------------    ----------------

                                  TOTAL OPERATING EXPENSES         13,915,996          14,209,105          13,537,657
                                                              ---------------     ---------------    ----------------

                                    INCOME FROM OPERATIONS         23,090,827          21,297,361          21,030,708
                                                              ---------------     ---------------    ----------------

NONOPERATING INCOME
  Interest income                                                   1,552,708           1,562,480           1,391,149
  Dividend income                                                       3,874               2,819               2,470
                                                              ---------------     ---------------    ----------------

                                 TOTAL NONOPERATING INCOME          1,556,582           1,565,299           1,393,619
                                                              ---------------     ---------------    ----------------

                                INCOME BEFORE INCOME TAXES         24,647,409          22,862,660          22,424,327

PROVISION FOR INCOME TAXES                                          9,542,000           8,413,000           8,719,000
                                                              ---------------     ---------------    ---    ---------

                                                NET INCOME    $    15,105,409     $    14,449,660    $     13,705,327
                                                              ===============     ===============    ================

EARNINGS PER COMMON SHARE                                     $         28.63     $         27.13    $          24.68
                                                              ===============     ===============    ================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                            527,638             532,558             555,343
                                                              ===============     ===============    ================





-------------------------------------------------------------------------------
See accompanying notes to financial statements.                          Page 3

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
===============================================================================

                                                                   Additional
                                                   Common            Paid-In           Retained
                                                   Stock             Capital           Earnings            Total
                                               --------------    --------------     --------------    ----------------
 BALANCE, OCTOBER 31, 1994                     $    2,776,715    $      178,252     $   60,018,264    $     62,973,231

  Net income                                                -                 -         13,705,327          13,705,327
  Dividends paid ($5.00 per
  common share)                                             -                 -         (2,776,715)         (2,776,715)
                                               --------------    --------------     -------------     ----------------

BALANCE, OCTOBER 31, 1995                           2,776,715           178,252         70,946,876          73,901,843

  Net income                                                -                 -         14,449,660          14,449,660
  Purchase and retirement of 27,705
  common shares                                      (138,525)           (8,892)        (7,490,538)         (7,637,955)
                                               -------------     -------------      -------------     ----------------

BALANCE, OCTOBER 31, 1996                           2,638,190           169,360         77,905,998          80,713,548

  Net income                                                -                 -         15,105,409          15,105,409
  Dividends paid ($97.50 per common share)                  -                 -        (51,444,705)        (51,444,705)
                                               --------------    --------------     -------------     ----------------

 BALANCE, OCTOBER 31, 1997                     $    2,638,190    $      169,360     $   41,566,702    $     44,374,252
                                               ==============    ==============     ==============    ================





-------------------------------------------------------------------------------
See accompanying notes to financial statements.                          Page 4

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
STATEMENTS OF CASH FLOWS
Years Ended October 31, 1997, 1996 and 1995
===============================================================================

                                                                         1997               1996               1995
                                                                    --------------     --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $   15,105,409     $   14,449,660     $  13,705,327
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                       2,230,876          2,296,669         2,124,642
     Provision for losses on accounts receivable                             1,963             12,123            14,718
     (Gain) loss on disposal of assets                                       2,000             (1,707)          111,412
     Deferred income taxes                                                (138,000)           (67,000)           29,000
     Change in assets and liabilities
       (Increase) decrease in trade and interest receivables               330,334           (142,682)           74,066
       (Increase) decrease in prepaid expenses                             (35,698)           549,905           (16,701)
       Decrease in accounts payable and accrued expenses                  (267,282)           (78,363)       (2,306,984)
       Increase in rents received in advance                               120,952             28,833           121,396
       Decrease in deferred compensation liability                               -             (3,100)          (52,846)
       Increase in supplemental retirement benefits                        147,547            136,617           126,497
                                                                    --------------     --------------     --------------
                                            NET CASH PROVIDED BY
                                            OPERATING ACTIVITIES        17,498,101         17,180,955        13,930,527
                                                                    --------------     --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase and construction of property and equipment                     (146,092)          (327,533)       (4,576,376)
  Proceeds from sale of property and equipment                               2,000              2,500                 -
  Collections on notes receivable                                                -             25,350             6,200
  Proceeds from liquidation of subsidiary                                        -                  -            15,000
  Purchase of certificates of deposit                                            -         (2,000,000)                -
  Purchase of short-term investments                                        (4,585)            (6,929)       (1,189,115)
  Proceeds from maturity of certificates of deposit                              -          2,000,000         1,000,000
  Proceeds from maturity of short-term investments                         150,000          1,034,865         1,062,868
                                                                    --------------     --------------     -------------
                                       NET CASH PROVIDED (USED)
                                         BY INVESTING ACTIVITIES             1,323            728,253        (3,681,423)
                                                                    --------------     --------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                                       (51,444,705)                 -        (2,776,715)
  Purchase and retirement of common stock                                        -         (7,637,955)                -
                                                                    --------------     --------------     -------------
                                                NET CASH USED BY
                                            FINANCING ACTIVITIES       (51,444,705)        (7,637,955)       (2,776,715)
                                                                    --------------     --------------     -------------
                                      NET INCREASE (DECREASE) IN
                                       CASH AND CASH EQUIVALENTS       (33,945,281)         10,271,25        37,472,389
CASH AND CASH EQUIVALENTS, BEGINNING                                    39,519,299         29,248,046        21,775,657
                                                                    --------------     --------------     -------------
                               CASH AND CASH EQUIVALENTS, ENDING    $    5,574,018     $   39,519,299     $  29,248,046
                                                                    ==============     ==============     =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the year for:
     Income taxes                                                   $    9,707,600     $    8,195,264     $   8,476,889





-------------------------------------------------------------------------------
See accompanying notes to financial statements.                          Page 5

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 1997, 1996 AND 1995
===============================================================================

NOTE A - DESCRIPTION OF BUSINESS

The Company is the lessor of permanent exhibition space to furniture and accessory manufacturers which are headquartered throughout the United States and in many foreign countries. This exhibition space, located in High Point, North Carolina, is used by the Home Furnishings Industry to showcase its products at the International Home Furnishings Market held each April and October. The details of the operating leases with the Company's tenants are described in Note H.

The Company has been in business since June 27, 1919, and operates under the trade name of "International Home Furnishings Center."

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies relative to the carrying values of property and equipment and theater complex are indicated in the captions on the balance sheets. Other significant accounting policies are as follows:

Rental Income

Income from rental of exhibition space is recognized under the operating method. Aggregate rentals are reported as income on the straight-line basis over the lives of the leases and expenses are charged as incurred against such income. Future rentals under existing leases are not recorded as assets in the accompanying balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Investment Securities

The Company has investments in debt and marketable equity securities. Debt securities consist of obligations of state and local governments and U. S. corporations. Marketable equity securities consist primarily of investments in mutual funds.

Management determines the appropriate classification of securities at the date of adoption and thereafter at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date. Since the Company neither buys investment securities in anticipation of short-term fluctuations in market prices or commits to holding debt securities to their maturities, investments in debt and marketable equity securities have been classified as available-for-sale. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, if significant, net of the related deferred tax effect, are reported as a separate component of stockholders' equity. Premiums and discounts on investments in debt securities are amortized over their contractual lives. Interest on debt securities is recognized in income as accrued, and dividends on marketable equity securities are recognized in income when declared. Realized gains and losses are included in income and are determined on the basis of the specific securities sold.





-------------------------------------------------------------------------------

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 1997, 1996 AND 1995
===============================================================================

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Equipment and Depreciation

Additions to property and equipment are recorded at cost. Expenditures for maintenance, repairs, and minor renewals are charged to expense as incurred. Depreciation is provided primarily on the straight-line method over the following estimated useful lives:

             Land improvements                                                                  10 years
             Building structures                                                          20 to 50 years
             Building components                                                           5 to 20 years
             Furniture and equipment                                                       3 to 10 years


Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to temporary differences between the reported amounts of assets and liabilities and their tax bases. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Retirement Plans

The Company maintains a 401(k) qualified retirement plan covering eligible employees under which participants may contribute up to 25% of their compensation subject to maximum allowable contributions. The Company is obligated to contribute, on a matching basis, 50% of the first 6% of compensation voluntarily contributed by participants. The Company may also make additional contributions to the plan if it so elects.

In 1991, the Company adopted a nonqualified supplemental retirement benefits plan for key management employees. Benefits payable under the plan are based upon the participant's average compensation during his last five years of employment and are reduced by benefits payable under the Company's qualified retirement plan and by one-half of the participant's social security benefits. Benefits under the plan do not vest until the attainment of normal retirement age; however, a reduced benefit is payable if employment terminates prior to normal retirement age because of death or disability. The Company has no obligation to fund this supplemental plan.

Earnings Per Common Share

Earnings per common share amounts are based upon the weighted average number of common shares outstanding during the year. The Company has no common equivalent shares.





-------------------------------------------------------------------------------

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 1997, 1996 AND 1995
===============================================================================

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Common Share (Continued)

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share ("SFAS No. 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company will adopt SFAS No. 128 as of the first quarter of fiscal 1998 and believes adoption of the new standards will not have a significant effect on previously reported earnings per common share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE C - ACQUISITION AND MERGER OF AFFILIATED COMPANY

On November 8, 1995, the Company and Southern Furniture Exposition Building, Inc. (SFEB) agreed to a plan to merge SFEB into the Company. On that date, in anticipation of the merger, six shareholders of SFEB who owned 527,638 shares (95.01%) of the SFEB outstanding common stock exchanged their shares in SFEB for 527,638 shares (100%) of the common stock of the Company. As of January 4, 1996, the date SFEB was merged into the Company, the Company acquired and retired the remaining 4.99% (27,705 shares) of the common stock of SFEB for cash of $7,637,955.

Because the Company and SFEB were commonly controlled, the exchange of stock and resulting merger has been accounted for at historical cost in a manner similar to a pooling of interest. Accordingly, the accompanying financial statements for the year ended October 31, 1996 are based on the assumption that the two companies were combined for the full year, and financial statements of prior years have been restated to give effect to the combination. Because the Company was incorporated on October 30, 1995 and had no operations or transactions prior to its acquisition of SFEB, the amounts included in the accompanying financial statements for the year ended October 31, 1995 represent amounts as previously reported by SFEB.





-------------------------------------------------------------------------------

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 1997, 1996 AND 1995
===============================================================================

NOTE D - INVESTMENT IN DEBT AND MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of October 31, 1997 and 1996:

                                                                                1997
                                               ---------------------------------------------------------------------
                                                                      Gross             Gross
                                                 Amortized         Unrealized         Unrealized           Fair
                                                    Cost              Gains             Losses             Value
                                               --------------    --------------     --------------    --------------
         Debt securities
           State and local governments         $    1,054,136    $            -     $            -    $    1,054,136
           U. S. corporations                       2,000,000                 -                  -         2,000,000
         Equity securities                             78,444                 -                  -            78,444
                                               --------------    --------------     --------------    --------------
                                               $    3,132,580    $            -     $            -    $    3,132,580
                                               ==============    ==============     ==============    ==============

                                                                                1996
                                               ---------------------------------------------------------------------
                                                                      Gross             Gross
                                                 Amortized         Unrealized         Unrealized           Fair
                                                    Cost              Gains             Losses             Value
                                               --------------    --------------     --------------    --------------
         Debt securities
           State and local governments         $   26,247,827    $            -     $            -    $   26,247,827
           U. S. corporations                      11,000,000                 -                  -        11,000,000
         Equity securities                            224,305                 -               (446)          223,859
                                               --------------    --------------     --------------    --------------
                                               $   37,472,132    $            -     $         (446)   $   37,471,686
                                               ==============    ==============     ==============    ==============

Available-for-sale securities are classified in the following balance sheet captions as of October 31, 1997 and 1996:

                                                                                      1997                 1996
                                                                                 ---------------     ---------------
         Cash and cash equivalents                                               $     3,054,136     $    37,247,827
         Short-term investments                                                           78,444             223,859
                                                                                 ---------------     ---------------
                                                                                 $     3,132,580     $    37,471,686
                                                                                 ===============     ===============

All the Company's debt securities mature within one year.





-------------------------------------------------------------------------------

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 1997, 1996 AND 1995
===============================================================================
NOTE E - INCOME TAXES

The provision for income taxes consisted of the following for the years ended October 31, 1997, 1996 and 1995:

                                                                       1997              1996               1995
                                                                  -------------     --------------     --------------
         Federal:
           Current                                                $   7,785,000     $    6,740,000     $    6,980,000
           Deferred                                                    (109,000)           (54,000)            17,000
                                                                  ------------      -------------      --------------
                                                                      7,676,000          6,686,000          6,997,000
                                                                  -------------     --------------     --------------

         State:
           Current                                                    1,895,000          1,740,000          1,710,000
           Deferred                                                     (29,000)           (13,000)            12,000
                                                                  ------------      -------------      --------------
                                                                      1,866,000          1,727,000          1,722,000
                                                                  -------------     --------------     --------------

                                                         TOTAL    $   9,542,000     $    8,413,000     $    8,719,000
                                                                  =============     ==============     ==============

A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

                                                                       1997              1996               1995
                                                                  -------------     --------------     -------------
         Income taxes computed at the federal
          statutory rate                                          $   8,627,000     $    8,002,000     $   7,849,000
         State taxes, net of federal benefit                          1,232,000          1,143,000         1,121,000
         Nontaxable interest income                                    (414,000)          (411,000)         (339,000)
         Other, net                                                      97,000           (321,000)           88,000
                                                                  -------------     -------------      -------------

                                                                  $   9,542,000     $    8,413,000     $   8,719,000
                                                                  =============     ==============     =============

The components of deferred income taxes consist of the following:

                                                                       1997              1996               1995
                                                                  -------------     --------------     ----------------
         Deferred income tax assets:
           Rents received in advance                              $     599,000     $      551,000     $        522,000
           Supplemental retirement benefits                             321,000            264,000              230,000
                                                                  -------------     --------------      ---------------

                                     TOTAL DEFERRED TAX ASSETS          920,000            815,000              752,000

         Deferred income tax liabilities:
           Depreciation                                              (2,341,000)        (2,374,000)          (2,378,000)
                                                                  -------------     --------------      ---------------

                            TOTAL NET DEFERRED TAX LIABILITIES    $  (1,421,000)    $   (1,559,000)    $     (1,626,000)
                                                                  =============     ==============     ================





-------------------------------------------------------------------------------

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 1997, 1996 AND 1995
===============================================================================

NOTE F - LAND LEASE COMMITMENT

During 1975, the Company completed construction of an eleven-story exhibition building. The building is constructed on land leased from the City of High Point, North Carolina under a noncancelable lease. The lease is for an initial term of fifty years with three options to renew for periods of ten years each and a final renewal option for nineteen years. Annual rental under the lease is $138,835 as of October 31, 1997 and is subject to adjustment at the end of each five-year period, such adjustment being computed as defined in the lease agreement. As part of the lease agreement, the Company constructed a theater complex for public use and office space for use by the City of High Point on the lower levels of the building. Annual rental cash payments over the initial fifty-year lease term are being reduced by $39,121 which represents amortization of the cost of the theater and office complex constructed for the City of High Point. At the termination of the lease, the building becomes the property of the City of High Point. Under the terms of the lease, the Company is responsible for all expenses applicable to the exhibition portion of the building. The City of High Point is responsible for all expenses applicable to the theater complex and office space constructed for use by the City.


NOTE G - RETIREMENT EXPENSE

Amounts expensed under the Company's retirement plans amounted to $293,974, $277,553 and $261,874 for the years ended October 31, 1997, 1996 and 1995, respectively, including $147,547, $136,617 and $126,497 under the supplemental retirement benefits plan for the years ended October 31, 1997, 1996 and 1995, respectively.


NOTE H - RENTALS UNDER OPERATING LEASES

The Company's leasing operations consist principally of leasing exhibition space. Property on operating leases consists of substantially all of the asset "buildings, exclusive of theater complex" included on the balance sheets. Accumulated depreciation on this property amounted to $36,893,568 at October 31, 1997 and $34,866,712 at October 31, 1996. Leases are typically for five-year periods and contain provisions to escalate rentals based upon either the increase in the consumer price index or increases in ad valorem taxes, utility rates and charges, minimum wage imposed by federal and state governments, maintenance contracts for elevators and air conditioning, maintenance of common areas, social security payments, increases resulting from collective bargaining contracts, if any, and such other similar charges and rates required in operating the Company. Tenants normally renew their leases.





-------------------------------------------------------------------------------

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 1997, 1996 AND 1995
===============================================================================

NOTE H - RENTALS UNDER OPERATING LEASES (CONTINUED)

The following is a schedule of minimum future rentals under noncancelable operating leases as of October 31, 1997, exclusive of amounts due under escalation provisions of lease agreements:

           Year Ending October 31,
                     1998                                                        $    26,196,947
                     1999                                                             23,252,490
                     2000                                                             12,379,320
                     2001                                                              6,623,316
                     2002                                                              1,708,230
                  Thereafter                                                             373,192
                                                                                 ---------------

         Total minimum future rentals                                            $    70,533,495
                                                                                 ===============

Rental income includes contingent rentals under escalation provisions of leases of $1,534,413, $1,270,969 and $906,071 for the years ended October 31, 1997,
1996 and 1995, respectively.


NOTE I - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits and trade accounts receivable from customers predominantly in the Home Furnishings Industry. The Company's trade accounts receivable are generally collateralized by merchandise in leased exhibition spaces which is in the Company's possession. As of October 31, 1997, the Company's bank balances exceeded federally insured limits by $2,889,175.





-------------------------------------------------------------------------------

                               INDEX TO EXHIBITS


Exhibit No.

        3A Articles of Incorporation as amended - incorporated by reference to Form 10-Q for the fiscal quarter ended February 28, 1994

        3B     Amended By-laws are filed herewith.

       10A Bassett 1993 Long Term Incentive Stock Option Plan is incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (no.33-52405) filed on February 25, 1994.

       10B     Bassett Executive Deferred Compensation Plan is filed herewith.

       10C     Bassett Supplemental Retirement Income Plan is filed herewith.

       10D Bassett 1993 Stock Plan for Non-Employee Directors is incorporated by reference of the Registrant's Registration Statement on Form S-8 (no. 33-52407) filed on February 25, 1994.

        13 Bassett Furniture Industries, Inc. Annual Report to Stockholders for the year ended November 30, 1997

        21     List of subsidiaries of registrant

       23A     Consent of Independent Public Accountants

       23B     Consent of Previous Independent Public Accountants

       23C     Consent of Independent Public Accountants

        27     Financial Data Schedule (EDGAR filing only)