Form 10-Q
period 1998-02-28
BASSETT FURNITURE INDUSTRIES INC
filed 1998-04-14
CIK 10329

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

                                       OR

          [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File No. 0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
             (Exact name of Registrant as specified in its charter)

              Virginia                                       54-0135270
-----------------------------------------                  ---------------
     (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                      Identification No.)

                            Bassett, Virginia   24055
                            -------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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

At March 20, 1998, 13,054,279 shares of common stock of the Registrant were outstanding.

                         PART I - FINANCIAL INFORMATION
                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
              AND SUBSIDIARIES  CONDENSED CONSOLIDATED STATEMENTS
                  OF INCOME AND RETAINED EARNINGS - UNAUDITED
           FOR THE 13 WEEKS ENDED FEBRUARY 28, 1998 AND THE 3 MONTHS
                         ENDED FEBRUARY 28, 1997 (NOTE A)
                      (In thousands except per share data)


                                                                     1998                  1997
                                                                   -------                ------

Net sales                                                          $98,333               $109,806
                                                                   -------              ---------
Costs and expenses
    Cost of sales                                                   80,751                 91,573
    Selling, general and administrative                             15,779                 15,848
                                                                    ------              ---------
                                                                    96,530                107,421
                                                                  --------               --------

Income from operations                                               1,803                  2,385
Other income, net                                                    2,747                  2,078
                                                               -----------             ----------

Income before income taxes                                           4,550                  4,463
Income taxes                                                         1,115                  1,030
                                                               -----------               --------

NET INCOME                                                           3,435                  3,433

Retained earnings - beginning of period                            188,761                222,417

Cash dividends                                                     (2,610)                (5,230)
                                                                    ------                -------
Retained earnings - end of period                                 $189,586               $220,620
                                                                  ========               ========


BASIC EARNINGS PER SHARE                                             $.26                    $.26
                                                                     ====                    ====

DILUTED EARNINGS PER SHARE                                           $.26                    $.26
                                                                     ====                    ====

DIVIDENDS PER SHARE                                                  $.20                    $.40
                                                                     ====                    ====


-------------------------------
The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                    February 28, 1998 and November 30, 1997
                      (in thousands except per share data)

 Assets                                                                                  1998                    1997
                                                                                         ----                    ----

 Current assets:
      Cash & cash equivalents                                                         $31,864                 $29,552
      Marketable securities                                                            49,115                  49,985
      Trade accounts receivable, net                                                   53,418                  57,327
      Inventories                                                                      41,137                  41,714
      Prepaid expenses                                                                  1,324                   1,405
      Refundable income taxes                                                           4,904                   5,025
      Deferred income taxes                                                            13,971                  15,476
                                                                                       ------                  ------
 Total current assets                                                                 195,733                 200,484
                                                                                      -------                 -------
 Property & equipment:
       Cost                                                                           169,539                 168,026
       Allowances for depreciation                                                  (126,308)               (124,547)
                                                                                   ----------               ---------
 Net property & equipment                                                              43,231                  43,479
                                                                                       ------                  ------
 Other long-term assets:
      Investment securities                                                            30,308                  29,922
      Investment in affiliated companies                                               31,667                  30,502
      Deferred income taxes                                                             1,946                   1,866
      Assets held for sale                                                              3,623                   3,506
      Other                                                                            10,679                  10,566
                                                                                       ------                  ------
 Total other long-term assets                                                          78,223                  76,362
                                                                                       ------                  ------
 Total assets                                                                        $317,187                $320,325
                                                                                     ========                ========

 Liabilities and stockholders' equity
 Current liabilities:
      Accounts payable                                                                $17,091                 $21,694
      Accrued compensation                                                              1,616                   4,910
      Other accrued liabilities                                                        24,255                  21,303
                                                                                       ------                  ------
 Total current liabilities                                                             42,962                  47,907
                                                                                       ------                  ------
 Long-term liabilities:
      Employee benefits                                                                11,426                  11,248
                                                                                       ------                  ------
 Total long-term liabilities                                                           11,426                  11,248
                                                                                       ------                  ------
 Stockholders' equity:
      Common stock                                                                     65,276                  65,256
      Additional paid in capital                                                        2,508                   2,438
      Retained earnings                                                               189,586                 188,761
      Unrealized holding gains, net of income tax effect                                6,245                   5,575
      Unamortized stock compensation                                                    (816)                   (860)
                                                                                        -----                   -----
 Total stockholders' equity                                                           262,799                 261,170
                                                                                      -------                 -------
 Total liabilities and stockholders' equity                                          $317,187                $320,325
                                                                                     ========                ========



The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
         FOR THE 13 WEEKS ENDED FEBRUARY 28, 1998 AND THE THREE MONTHS
                        ENDED FEBRUARY 28, 1997 (NOTE A)
                      (in thousands except per share data)

                                                                                1998                  1997
                                                                             ---------             ----------
----
Net Income                                                                    $ 3,435                  $ 3,433
 Adjustments to reconcile net income to net cash
   provided by operating activities:
         Depreciation and amortization                                          1,611                    1,759
         Amortization of stock compensation expense                                44                        -
         Equity in undistributed income of affiliated companies                (1,165)                  (1,136)
         Provision for losses on trade accounts receivable                         61                       14
         Net gain from sales of investment securities                             (35)                       -
         Net gain from sales of property & equipment                             (178)                    (216)
         Deferred income taxes                                                  1,425                       21
         Refundable income taxes                                                  121                    1,011
         Changes in deferred liabilities                                          178                      (67)
         Changes in operating assets & liabilities:
                 Trade accounts receivable                                      3,848                     (281)
                 Other receivables                                               (113)                  (1,101)
                 Inventory                                                        577                     (822)
                 Prepaid expenses                                                  81                      115
                 Accounts payable and accured liabilities                      (7,555)                    (845)
                                                                              -------                  -------
            Net cash provided by operating activities                           2,335                    1,885

Investing activities:
   Purchases of property and equipment                                         (2,416)                  (4,314)
   Proceeds from sales of property & equipment                                  1,114                      333
   Purchases of investment securities                                            (414)                     (21)
   Dividend from affiliated company                                                 -                      272
   Proceeds from sales of investment securities                                   733                        -
   Proceeds from sales of marketable securities, net                              870                        -
   Other                                                                            -                       12
                                                                              -------                       --
            Net cash used in investing activities                                (113)                  (3,718)

Financing activities:
  Issuance of common stock under stock option plan                                 90                        -
                                                                              -------                  -------
             Net cash provided by financing activities                             90                        -
                                                                              -------                  -------

Net change in cash and cash equivalents                                         2,312                   (1,833)

Cash and cash equivalents, beginning of period                                 29,552                   57,285
                                                                              -------                  -------

Cash and cash equivalents, end of period                                      $31,864                  $55,452
                                                                              =======                  =======


---------------------------------
The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
            February 28, 1998  (in thousands except per share data)

Note A.  Change in Accounting Period:

Effective December 1, 1997, the Company changed to a fiscal year end on the fifty-second Saturday after December 1. For previous years reported, the Company utilized a fiscal year ending on November 30.

Note B.  Inventories:

Inventories are carried at last-in, first-out (LIFO) cost which is not in excess of market. Inventories at February 28, 1998 and November 30, 1997 consisted of the following:

                                                         February 28,      November 30,
                                                             1998             1997
                                                             ----             ----

 Finished goods                                            $29,337          $29,485
 Work in process                                             9,193            9,025

 Raw materials and supplies                                 28,011           28,420
                                                            ------           ------

 Total inventories valued at first-in,
   first-out (FIFO) cost                                    66,541           66,930

 LIFO adjustment                                            25,404           25,216
                                                            ------           ------

 Total inventories                                         $41,137          $41,714
                                                           =======          =======


Note C.  Investment in affiliated companies:

Summarized combined income statement information for the Company's equity method investments for the thirteen week period ended February 28, 1998 and the three month period ended February 28, 1997 is as follows:

                                                           1998             1997
                                                           ----             ----
 Revenues                                                  $7,841           $7,613
 Income from operations                                     4,660            4,639
 Net income                                                 2,870            3,119

Information for each investee is summarized from the available financial information for each entity.

Note D.  Restructuring, Impaired Assets and Nonrecurring Charges:

During 1997, the Company commenced the restructuring of certain of its operations and recorded restructuring and impaired asset charges of $20,646.
Of these charges, $14,397 was utilized during 1997, leaving $6,249 in reserves to be utilized in future periods as the remaining activities related to the restructuring charges are completed. The restructuring plans included the closure of 14 manufacturing facilities and the severance of approximately 1,000 employees. As of November 30, 1997, five of the 14 facilities were closed and approximately 600 employees had been severed. During the first quarter of fiscal 1998, the remaining nine facilities were closed and approximately 400 employees were severed.

Activity within the restructuring reserves was as follows:

                                                               November 30,         Reserves        February 28,
                                                               1997 reserve      utilized in 1st    1998 reserve
                                                                  balance            Qtr 1998          balance
                                                               --------------------------------------------------
  Severance & related employee                                       $4,910           $1,620             $3,290
       benefit costs
 Lease exit costs                                                      614               32                582
 Other                                                                 725                0                725
                                                               --------------------------------------------------
 Total                                                              $6,249           $1,652             $4,597
                                                               --------------------------------------------------

The Company projected at November 30, 1997, that it would incur an additional $10,540 of charges during 1998 as a result of (1) operating inefficiencies at plants involved in consolidations and (2) costs incurred at idle facilities. The total of these expenses incurred during the 13 week period ended February 28, 1998, was $1,469.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                  February 28, 1998  (in thousands of dollars)

Note E.  Contingencies:

A suit was filed last June in the Superior Court of the State of California for the County of Los Angeles (the "Superior Court") against the Company, two major retailers and certain current and former employees of the Company. The suit sought certification of a class consisting of all consumers who purchased from the major retailers certain mattresses and box springs which were manufactured by a subsidiary of the Company, E. B. Malone Corporation, with different specifications than those originally manufactured for sale by these retailers. The suit alleged various causes of action, including negligent misrepresentation, breach of warranty, violations of deceptive practices laws and fraud, and sought compensatory damages of $100 million and punitive damages. In September, 1997, the Superior Court sustained the Company's demurrer seeking to dismiss several of plaintiffs' causes of action, but gave plaintiffs leave to amend. Plaintiffs' Second Amended Complaint added certain independent retailers as additional plaintiffs. In December, 1997, the Superior Court sustained the Company's second demurrer as to several causes of action, but again gave plaintiffs leave to amend. The plaintiffs filed a Third Amended Complaint, and in February, 1998, the Superior Court sustained the Company's third demurrer as to the class allegations and to many of the individual claims, this time without giving the plaintiffs leave to amend. Plaintiffs have filed a notice of appeal from the most recent demurrer rulings.

The suit has been transferred out of the Superior Court's class action department, and recently was transferred out of the Superior Court for the County of Los Angeles to the Superior Court for Orange County. Although it is impossible to predict the ultimate outcome of this litigation, the Company intends to vigorously defend this suit because it believes that the damages sought are unjustified and because class certification is unnecessary and inappropriate in this case. Because the Company believes that the two major retailers were unaware of the changes in product specifications, the Company has agreed to indemnify the two major retailers with respect to the above.

The Company is also involved in various other claims and actions, including environmental matters at certain of its plant facilities, which arise in the normal course of business. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it it management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

Note F.  Earnings per share:

The Company adopted SFAS No. 128, "Earnings per Share," effective December 1, 1997. As a result, the Company's reported earnings per share for 1997 have been restated. The effect of this accounting change on previously reported earnings per share (EPS) data was not material.

                                                                    For the thirteen weeks ended February 28, 1998
                                                                    ----------------------------------------------
                                                             Income                         Shares         Per share amount
                                                             ------                         ------         ----------------

 Basic earnings per share                                    $3,435                     13,022,883               $.26
 Effect of dilutive securities:
      Options issued to directors and employees                0                            88,988                 0
      Restricted stock issued to employees                     0                             1,661                 0
                                                               -                             -----                 -
 Diluted earnings per share                                  $3,435                     13,113,532               $.26
                                                             ======                     ==========               ====

                                                                       For the quarter ended February 28, 1997
                                                                       ---------------------------------------

                                                             Income                         Shares         Per share amount
                                                             ------                         ------         ----------------
 Basic earnings per share                                    $3,433                     13,075,595               $.26
 Effect of dilutive securities:
      Options issued to directors and employees                0                                 0                 0
      Restricted stock issued to employees                     0                                 0                 0
                                                               -                                 -                 -
 Diluted earnings per share                                  $3,433                     13,075,595               $.26
                                                             ======                     ==========               ====

Options to purchase 149,067 shares of common stock at $37.40 per share were outstanding during the first quarter of 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                  February 28, 1998  (in thousands of dollars)


Note F.  Earnings per share: (continued)

Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Basis of presentation:

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The major components of net income expressed as a percentage of net sales were as follows. The proforma data excludes the effect of sales from closed operations and the effect of nonrecurring charges.

                                                   First Quarter Ended February 28,
                                                   --------------------------------
                                             1998 Actual       1998 Proforma     1997          1996
                                             -----------       -------------     ----          ----
Cost of sales                                    82.1   %          80.7 %        83.4 %         84.1  %
Gross profit                                     17.9              19.3          16.6           15.9
SG&A expenses                                    16.0              16.0          14.4           13.8
Income from operations                            1.8               3.4           2.2            2.0
Other income, net                                 2.8               2.8           1.9            3.6
Income before income taxes                        4.6               6.2           4.1            5.7
Income taxes                                      1.1               1.7            .9            1.4
Net income                                        3.5               4.4           3.1            4.2

Net Sales

Net sales for the first quarter compared with prior years was as follows:

                                  1998             1997             1996
                                  ----             ----             ----
Net sales                         $98,333          $109,806         $111,951
% change from prior year          (10.4)%          (1.92)%          (9.4)%

Wood Division sales were very strong throughout the quarter, increasing 12% over prior year levels. However, Upholstery Division and Mattress Division sales decreased significantly below the 1997 first quarter volume. Certain recently introduced suites produced by the Wood Division, combined with improvements in overall quality, account for the significant sales increase. The sales decline in the Upholstery Division is generally attributable to the consolidation of motion furniture manufacturing into the Dumas, Arkansas plant. The consolidation resulted in the elimination of numerous SKU's and related sales. Mattress Division sales are down due to the loss of Levitz Furniture as a customer in late 1997. Overall, the net decrease in sales resulted primarily from the discontinuance of the National/Mt. Airy and Impact product lines, which accounted for $11,197 of sales in the first quarter of 1997 compared to $846 in 1998.

Costs and expenses

The Company showed marked improvement in operating efficiencies in the first quarter as gross profit margin increased to 17.9% of net sales from 16.6% in 1997. However, the 1998 percentage includes $1,270 in operating expenses related to continuing costs of closed facilities. Excluding these continuing costs, the gross profit margin was 19.3%. This improvement is a direct result of the efficiencies gained through the Company's restructuring activities of 1997 and early 1998. Gross profit margins have improved in virtually every facility compared to a year ago. In addition, production volumes and operating margins have also improved in virtually every facility, except those involved in consolidations from closed facilities.

The 1997 cost of sales percentages were down from 1996 as the Company made improvements in its material cost component, which was more than offset by increases in the labor component due to an initiative to increase competitiveness of production employees' compensation rates.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                 February 28, 1998   (In thousands of dollars)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SG&A expenses increased in 1998 compared to 1997 as the Company added key senior management positions to grow the business, increased expenditures to promote the Bassett brand name and continued expenditures to grow the Bassett Furniture Direct ("BFD") stores and Gallery stores. Expenses related to BFD stores and Gallery stores continues to escalate as the total number of these stores grows. Although SG&A expenses as a percentage of sales in 1998 was higher than in prior years, it is in line with the Company's expectations for the quarter.

SG&A expenses as a percentage of sales for 1997 were up 60 basis points over 1996 due to costs associated with product promotion, BFD and Gallery store programs and the Company's focus on customer service.


Other income, net

Other income increased 32% from $2,078 in 1997 to $2,747 in 1998. The increase in cash, cash equivalents and marketable securities by $23,000 over the prior year allowed the Company to increase its investment income. In addition, the change in investment strategy announced in the fourth quarter of 1997 accounted for increased income in the quarter.

In the first quarter of 1997, other income was down $1,964 from the first quarter of 1996, when the Company generated $2,115 in income from gains on the sale of investment securities.

Income taxes

The effective income tax rate for the first quarter of 1998 was 24.5 % compared to 23.1 % in 1997. The rate increase occurred because many of the items in the current investment portfolio, under the new investment strategy, have higher tax rates than investments under the previous strategy. The new portfolio strategy is, however, generating a higher net income.



Liquidity and Capital Resources

Cash provided by operating activities was $ 2,335 in 1998 compared to $ 1,885 in 1997. The current ratio as of February 28, 1998 and 1997, respectively, was
4.55 to 1 and 5.53 to 1. Working capital for 1998 was $ 152,771 compared to $158,190 in 1997. There are no material commitments for capital expenditures at February 28, 1998. Capital expenditures made in the future for normal expansion are anticipated to be made from funds generated by operating activities. The Company has not typically used the debt or equity markets as sources of funds or capital.

The Company's consolidated financial statements are prepared on the basis of historical dollars and are not intended to show the impact of inflation or changing prices. Neither inflation nor changing prices has had a material effect on the Company's consolidated financial position and results of operations in prior years.



Contingencies

The Company is involved in various claims and litigation, including a lawsuit concerning a subsidiary, E. B. Malone Corporation, as well as environmental matters at certain plant facilities, which arise in the normal course of business. The details of these matters are described in Note E in the Notes to Condensed Consolidated Financial Statements. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                  February 28, 1998  (in thousands of dollars)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Year 2000

Over the past few years, the Company has been steadily reengineering its business processes and information systems to prepare for the conversion to year 2000. This effort has incorporated an analysis of Year 2000 issues, and management believes that appropriate and timely action has been taken to minimize the negative impact of this event. The Year 2000 issue results from the inability of many computer systems and applications to recognize the year 2000 as the year following 1999. This could cause systems to process critical information incorrectly. The Company plans to implement new systems and technologies in 1998 and 1999 that will provide solutions to these issues. The most significant step in accomplishing this goal was completed in the first quarter of 1998 when a comprehensive enterprise system was purchased; implementation began immediately and should be completed in the third quarter of 1999. The system has been installed in over 4,400 companies and is Year 2000 compliant. The Company continues to work with its customers, suppliers and third-party service providers to identify external weaknesses and provide solutions which will prevent the disruption of business activities at that time. The Company does not expect the cost of implementation to have a material adverse effect on its future results of operations, liquidity or capital resources.


Safe-harbor forward-looking statements

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (I) competitive conditions in the industry in which the Company operates; and (II) general economic conditions that are less favorable than expected.

                          PART II - OTHER INFORMATION
          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                               February 28, 1998


Item 4.  Submission of matters to a vote of security holders

The stockholders were asked to vote on four proposals for the Annual Meeting of
Stockholders: (1 ) nomination of thirteen directors, (2) approval of the Company's 1997 Employee Stock Plan, (3) ratification of selection of Arthur Andersen LLP as independent public accountants and (4) a stockholder proposal regarding an independent chairperson.

The results of the votes by the stockholders was as follows:

(1) Election of directors:

                                                                 Voted for           Withheld vote                Abstained
                                                                 ---------           -------------                ---------
Paul Fulton                                                     12,728,034                 185,557                  137,688
Amy W. Brinkley                                                 12,688,392                 225,199                  137,688
Peter W. Brown, M.D.                                            12,728,060                 185,531                  137,688
Thomas E. Capps                                                 12,727,567                 186,024                  137,688
Willie D. Davis                                                 12,682,074                 231,517                  137,688
Alan T. Dickson                                                 12,726,567                 187,024                  137,688
William H. Goodwin, Jr.                                         12,729,434                 184,157                  137,688
Howard H. Haworth                                               12,691,396                 222,195                  137,688
James W. McGlothin                                              12,716,009                 197,582                  137,688
Thomas W. Moss, Jr.                                             12,700,905                 212,686                  137,688
Michael E. Murphy                                               12,729,633                 183,958                  137,688
Albert F. Sloan                                                 12,726,467                 187,124                  137,688
Robert H. Spilman, Jr.                                          12,874,000                  39,591                  137,688


(2) Approval of 1997 Employee Stock Plan:
voted for - 11,283,650; withheld vote - 1,146,765; abstained - 620,864

(3) Ratification of Arthur Andersen LLP as independent public accountants: voted for - 13,027,418; withheld vote - 9,432; abstained - 14,429

(4) Stockholder proposal regarding an independent chairperson:
voted for - 3,282,446; withheld vote - 9,654,967; abstained - 113,866


Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits
     (10) 1997 Employee Stock Plan
     (27) Financial Data Schedule

b.   Reports on Form 8-K:
Reports on Form 8-K were filed on December 1, 1997, December 10, 1997 and December 18, 1997 reporting the change in Registrant's public accountants.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BASSETT FURNITURE INDUSTRIES, INCORPORATED





-------------------------------------------------------------
Douglas W. Miller, Vice President, Chief Financial Officer

DATE:
     -------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                QUARTERLY REPORT


      For the quarter ended                         Commission File Number
      February 28, 1998                                              0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                                 EXHIBIT INDEX

 Exhibit No.                Exhibit Description                   Page No.
 ----------                 -------------------                   -------
      27                  Financial Data Schedule                   page 9