Form 10-Q
period 1998-05-30
BASSETT FURNITURE INDUSTRIES INC
filed 1998-07-14
CIK 10329

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 30, 1998

                                       OR


          [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -----------------------
Commission File No. 0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
             (Exact name of Registrant as specified in its charter)

  Virginia                                                           54-0135270
  ---------------------------------                         -------------------
  (State or other jurisdiction                                 (I.R.S. Employer
  of incorporation or organization)                         Identification No.)

                          3525 Fairystone Park Highway
                           Bassett, Virginia   24055
                           --------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (540) 629-6000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X             No
                                        -----------          ----------

At July 7, 1998, 13,075,552 shares of common stock of the Registrant were outstanding.




                                   1 of 16

                         PART I - FINANCIAL INFORMATION
                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
             AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF
                  OPERATIONS AND RETAINED EARNINGS - UNAUDITED
                      (In thousands except per share data)

                                                 Twenty-six weeks ended                        Thirteen weeks ended
                                                 ----------------------                        --------------------
                                               May 30, 1998       May 31, 1997              1998                 1997
                                               ------------       ------------              ----                 ----
 Net Sales                                          $196,668             $223,004          $ 98,335             $113,198
 Cost of sales                                       160,559              192,930            79,808              101,357
                                                    --------             --------          --------             --------
 Gross profit                                         36,109               30,074            18,527               11,841


 Selling, general and administrative                  32,153               41,479            16,374               25,631
 Non-recurring charges                                     0               13,929                 0               13,929
                                                    --------             --------          --------             --------
 Income (loss) from operations                         3,956              (25,334)            2,153              (27,719)


 Other income, net                                     5,860                5,441             3,113                3,363
                                                    --------             --------          --------             --------
 Income (loss) before income taxes                     9,816              (19,893)            5,266              (24,356)


 Income taxes                                         (2,422)               9,301            (1,307)              10,331
                                                    --------             --------          --------             --------
 Net income (loss)                                  $  7,394             $(10,592)         $  3,959             $(14,025)
                                                    --------             --------          --------             --------


 Retained earnings-beginning of period               188,761              222,417           189,586              220,620
 Cash dividends                                       (5,225)              (7,834)           (2,615)              (2,604)
 Purchase and retirement of
    common stock                                           0               (1,006)                0               (1,006)
                                                    --------             --------          --------             --------
 Retained earnings-end of period                    $190,930             $202,985          $190,930             $202,985
                                                    ========             ========          ========             ========


 Basic earnings per share                           $   0.57             $  (0.81)         $   0.30             $  (1.07)
                                                    ========             ========          ========             ========


 Diluted earnings per share                         $   0.56             $  (0.81)         $   0.30             $  (1.07)
                                                    ========             ========          ========             ========


 Dividends per share                                $   0.40             $   0.60          $   0.20             $   0.20
                                                    ========             ========          ========             ========





------------------------------------------

The accompanying notes to condensed consolidated financial statements are an intergral part of the condensed consolidated financial statements.





                                    2 of 16

                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                           AND SUBSIDIARIES CONDENSED
                    CONSOLIDATED BALANCE SHEETS - UNAUDITED
                       MAY 30, 1998 AND NOVEMBER 30, 1997
                      (in thousands except per share data)

 Assets                                                                        1998                  1997
 ------                                                                        ----                  ----
 Current assets:
     Cash & cash quivalents                                                  $  24,038           $  29,552
     Marketable securities                                                      49,796              49,985
     Trade accounts receivable,net                                              50,233              57,327
     Inventories                                                                48,019              41,714
     Prepaid expenses                                                              657               1,405
     Refundable income taxes                                                     4,944               5,025
     Deferred income taxes                                                      13,117              15,476
                                                                             ---------           ---------
 Total current assets                                                          190,804             200,484
                                                                             ---------           ---------

 Property & equipment:
     Cost                                                                      171,746             168,026
     Allowances for depreciation                                              (126,312)           (124,547)
                                                                             ---------           ---------
 Total property & equipment                                                     45,434              43,479
                                                                             ---------           ---------

 Other long-term assets:
     Investment securities                                                      33,268              29,922
     Investment in affiliated companies                                         33,288              30,502
     Deferred income taxes                                                       1,458               1,866
     Assets held for sale                                                        2,837               3,506
     Other                                                                      10,066              10,566
                                                                             ---------           ---------
 Total other long-term assets                                                   80,917              76,362
                                                                             ---------           ---------
 Total assets                                                                $ 317,155           $ 320,325
                                                                             =========           =========

 Liabilities and stockholder's equity
 ------------------------------------
 Current liabilities:
     Accounts payable                                                        $  13,934           $  21,694
     Other accrued liabilities                                                  25,556              26,213
                                                                             ---------           ---------
 Total current liabilities                                                      39,490              47,907
                                                                             ---------           ---------

 Long-term liabilities
     Employee benefits                                                          11,624              11,248

 Stockholders' equity:
      Common stock                                                              65,390              65,256
      Additional paid in capital                                                 3,090               2,438
      Retained earnings                                                        190,930             188,761
      Unrealized holding gains,net of income tax effect                          7,929               5,575
      Unamorized stock compensation                                             (1,298)               (860)
                                                                             ---------           ---------
 Total stockholders' equity                                                    266,041             261,170
                                                                             ---------           ---------
 Total liabilities and stockholders' equity                                  $ 317,155           $ 320,325
                                                                             =========           =========

 ------------------------------------------
The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.





                                    3 of 16

                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                    AND SUBSIDIARIES CONDENSED CONSOLIDATED
                      SATEMENTS OF CASH FLOWS - UNAUDITED
           FOR THE 26 WEEK PERIOD ENDED MAY 30, 1998 AND MAY 31, 1997
                     (in thousands except per share data)


                                                                             1998               1997
                                                                            ----               ----
 Net income (loss)                                                          $ 7,394         ($10,592)
  Adjustments to reconcile net income to net cash:
  Operating Activities:
        Non-recurring charges                                                     -           17,592
        Depreciation and amortization                                         3,464            3,538
        Equity in undistributed income of affiliated companies               (3,331)          (2,755)

        Provision for losses on trade accounts receivable                                        210
                                                                                362
        Provision for deferred income taxes                                   1,114              508
        Net gain from sales of investment securities                                            (234)
                                                                               (206)
        Net gain from sales of property & equipment                                             (930)
                                                                               (349)
        Compensation earned under restricted stock plan                         105                -
        Changes in operating assets & liabilities:
              Trade accounts receivable                                       6,732              778
              Inventory                                                      (6,305)           1,498
              Prepaid expenses                                                  748              928
              Refundable income taxes                                                            207
                                                                                 81
              Accounts payable and accrued liabilities                       (8,417)          (3,180)
              Long-term liabilities                                             376               56
                                                                            -------          -------
           Net cash provided by operating activities                          1,768            7,624
                                                                            -------          -------

 Investing activities:
     Purchases of property and equipment                                     (7,455)          (5,700)
     Proceeds from sales of property & equipment                              3,054            1,147
     Purchases of investment securities                                        (476)          (1,200)
     Dividend from affilate                                                     545              545
     Proceeds from sale of investments securities                             1,343            1,889
     Other assets                                                               500           (1,256)
     Proceeds from sale of marketable securities, net                           189                -
     Other                                                                        -              414
                                                                            -------          -------
            Net cash provided by investing activities                        (2,300)          (4,161)
                                                                            -------          -------

 Financing activities:
   Issuance of common stock                                                     243               56
   Purchase of common stock                                                       -           (1,350)

   Cash dividends                                                            (5,225)          (7,834)
                                                                            -------          -------
             Net cash used in financing activities                           (4,982)          (9,128)
                                                                            -------          -------

 Net change in cash and cash equivalents                                     (5,514)          (5,665)

 Cash and cash equivalents, beginning of period                              29,552           57,285
                                                                            -------          -------

 Cash and cash equivalents, end of period                                   $24,038          $51,620
                                                                            =======          =======

-------------------------------------------

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.





                                    4 of 16

                   BASSETT FURNTURE INDUSTRIES, INCORPORATED
                      AND SUBSIDIARIES NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
               MAY 30, 1998 (in thousands except per share data)

Note A. Basis of presentation:

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


Note B. Inventories:

Inventories are carried at last-in, first-out (LIFO) cost which is not in excess of market. Inventories at May 30, 1998 and November 30, 1997 consisted of the following:


                                                                   May 30,      November 30,
                                                                    1998            1997
                                                                    ----            ----
Finished goods                                                     $35,434         $29,485
Work in process                                                     10,195           9,025
Raw materials and supplies                                          27,981          28,420
                                                                    ------          ------
Total inventories valued at first-in, first-out                     73,610          66,930
(FIFO) cost
LIFO adjustment                                                     25,591          25,216
                                                                    ------          ------
Total inventories                                                  $48,019         $41,714
                                                                   =======         -------




Note C. Investment in affiliated companies:

Summarized combined income statement information for the Company's equity method investments for the twenty-six week period ended May 30,1998 and the six month period ended May 31, 1997 is as follows:


                                                            1998       1997
                                                            ----       ----
Revenues                                                   $20,600     $20,285
Income from operations                                      11,139      10,743
Net income                                                   6,987       7,106





                                    5 of 16

                   BASSETT FURNTURE INDUSTRIES, INCORPORATED
                      AND SUBSIDIARIES NOTES TO CONDENSED
                  CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
               MAY 30, 1998 (in thousands except per share data)

Note D. Restructuring, Impaired Assets and Nonrecurring Charges:

During 1997, the Company commenced the restructuring of certain of its operations and recorded restructuring and impaired asset charges of $20,646. Of these charges, $14,397 was utilized during 1997, leaving $6,249 in reserves to be utilized in future periods as the remaining activities related to the restructuring charges are completed. The restructuring plans included the closure of 14 manufacturing facilities and the serverance of approximately 1,000 employees. As of November 30, 1997, five of the 14 facilities were closed and approximately 600 employees had been severed. During the first quarter of fiscal 1998, the remaining nine facilities were closed and approximately 400 employees were severed. In the second quarter of 1998, one additional Mattress Division plant at Chehalis, Washington, was closed. The estimated exit costs were small and additional one-time charges were not needed.

Activity within the restructuring reserves was as follows:

                    November 30,     Reserves      February 28,     Reserves      May 30, 1998
                    1997 reserve    utilized in    1998 reserve    utilized in      reserve
                      balance      1st Qtr 1998      balance      2nd Qtr 1998      balance
                 -------------------------------------------------------------------------------
Severance &
related employee
benefit costs             $4,910          $1,620         $3,290            $832         $2,458
Lease exit costs             614              32            582              34            548
Other                        725               0            725              46            679
                          ------            ----           ----              --           ----
Total                     $6,249          $1,652         $4,597            $912         $3,685
                         =======         =======        =======           =====        =======


The Company projected at November 30, 1997, that it would incur an additional $10,540 of charges during 1998 as a result of (1) operating inefficiencies at plants involved in consolidations and (2) costs incurred at idle facilities. The total of these expenses incurred during the 13 week periods ended May 30, 1998 and February 28, 1998 was $1,537 and $1,469, respectively.





                                    6 of 16

                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                         AND SUBSIDIARIES MAY 30, 1998
                           (in thousands of dollars)

Note E. Contingencies:

A suit was filed in June, 1997, in the Superior Court of the State of California for the County of Los Angeles (the "Superior Court") against the Company, two major retailers and certain current and former employees of the Company. The suit sought certification of a class consisting of all consumers who purchased certain mattresses and box springs from the major retailers which were manufactured by a subsidiary of the Company, E. B. Malone Corporation, with different specifications than those originally manufactured for sale by these retailers. The suit alleged various causes of action, including negligent misrepresentation, breach of warranty, violations of deceptive practices laws and fraud. Plantiffs sought compensatory damages of $100 million and punitive damages. In September, 1997, the Superior Court sustained the Company's demurrers to several of plantiffs causes of action, but granted the plantifffs leave to amend. Plantiffs Second Amended Complaint added certain independent retailers and consumers as additional plantiffs. In December, 1997, the Superior Court once again sustained the Company's demurrers to several of plantiffs causes of action, but also once again granted plantiffs leave to amend. Plantiffs filed a Third Amended Complaint. In February, 1998, the Superior Court sustained the Company's demurrers to many of the individual claims, this time without granting plantiffs leave to amend. The Superior Court also sustained the Company's demurrer to the class action allegations in the Third Amended Complaint, without granting leave to amend, and transferred the entire action out of the class action department. Plantiffs have filed a notice of appeal from the class action ruling. Plantiffs also filed a petition for a writ of mandamus or other extraordinary relief seeking immediate review of the other demurrer rulings, which petition was denied.

The suit has been recently transferred from the Superior Court for the County of Los Angeles to the Superior Court for Orange County. Although it is impossible to predict the ultimate outcome of this litigation, the Company intends to vigorously defend this suit because it believes that the damages sought are unjustified and because this case is inappropriate for class action treatment. Because the Company believes that the two major retailers were unaware of the changes in specifications, the Company has agreed to indemnify the two major retailers with respect to the above.

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

The Board of Directors for Bassett Furniture Industries, Inc. has approved a stock repurchase program for up to 1.3 million shares of its Common Stock for an aggregate purchase price not to exceed $40 million. Bassett currently has approximately 13 million shares outstanding. The repurchases may be effected from time to time in accordance with applicable securities laws, through open market transactions, in block purchases, in privately negotiated transactions, or otherwise, and on such terms and conditions, all as may be approved by any Authorized Officer.

The Board of Directors adopted a Shareholder Rights Plan, which replaces a similar plan that expired on May 16, 1998. The Plan was not adopted in response to any specific effort to acquire control of the Company. If a person or group acquires beneficial ownership of 20% or more of the Common Stock outstanding, each Right distributed under the Plan will entitle its holder (other than such person or group) to purchase, at the Right's then-current exercise price, a number of shares of the Company's Common Stock having a market value of twice such price. Detailed descriptions of the Rights are being sent to the Company's shareholders and have been filed with the Securities and Exchange Commission.





                                    7 of 16

                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                         AND SUBSIDIARIES MAY 30, 1998
                           (in thousands of dollars)

Note F. Earnings per share:

The Company adopted SFAS No. 128, "Earnings per Share," effective December 1, 1997. As a result, the Company's reported earnings per share for 1997 have been restated. The effect of this accounting change on previously reported earnings per share (EPS) data was not material.


                                                           Income            Shares        Per share amount
                                                         ------------------------------------------------------
For the twenty-six weeks ended May 30, 1998
-------------------------------------------------------
Net income available to common stockholders                     $7,394        13,023,627               $0.57
Effect of dilutive securities:
    Options issued to directors and employees                        -           107,271                  -

    Restricted stock issued to employees                             -             6,419                  -
                                                         ------------------------------------------------------
Diluted earnings per share                                      $7,394        13,137,317               $0.56
                                                                =======       ===========              ======


For the thirteen weeks ended May 30, 1998
-------------------------------------------------------

Net income available to common stockholders                     $3,959        13,027,005               $0.30
Effect of dilutive securities:
    Options issued to directors and employees                        -           120,199                  -

    Restricted stock issued to employees                             -            10,885                  -

                                                         ------------------------------------------------------
Diluted earnings per share                                      $3,959        13,158,089               $0.30
                                                                =======       ===========              ======


---------------------------------------------------------------------------------------------------------------

For the six months ended May 31, 1997
-------------------------------------------------------

Net income (loss) available to common stockholders            $(10,592)       13,062,736              $(0.81)
Effect of dilutive securities:
    Options issued to directors and employees                        -            30,250                  -

                                                         ------------------------------------------------------
Diluted earnings per share                                    $(10,592)       13,092,986              $(0.81)
                                                              =========       ===========             =======


For the three months ended May 31, 1997
-------------------------------------------------------
Net income (loss) available to common stockholders            $(14,025)       13,050,156              $(1.07)
Effect of dilutive securities:
    Options issued to directors and employees                        -            30,250                  -

                                                         ------------------------------------------------------
Diluted earnings per share                                    $(14,025)       13,080,406              $(1.07)
                                                              =========       ===========             =======

Options to purchase 804,898 shares of common stock at prices ranging from $32.25 to $37.40 per share were outstanding during the second quarter of 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common
shares.   In 1997, 317,069 shares at prices ranging from $25.75 to $37.40 were similarly excluded.





                                    8 of 16

                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                          AND SUBSIDIARIES MAY 30,1998
                           (in thousands of dollars)

Note F. Earnings per share (continued):

Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The major components of net income expressed as a percentage of net sales are as follows. The proforma data and the following discussions of net sales and costs and expenses excludes the effect of sales from closed operations and the effect of nonrecurring charges.

                 For the thirteen weeks ended May 30, 1998 and May 31, 1997 and 1996
                 -------------------------------------------------------------------
                                1998       1998     1997       1997         1996
                                                                            ----
                               Actual    Proforma   Actual     Proforma     Actual
                               ------    --------   ------     --------     ------
 Cost of sales                  81.2%        79.9%     89.5%      84.1%      84.1%
 Gross profit                   18.8         20.1      10.5       15.9       15.9
 SG&A expenses                  16.7         16.3      22.6       15.4       14.2
 Income from operations          2.2          3.8     (24.5)        .6        1.7
 Other income, net               3.2          3.2       2.9        3.0        3.8
 Income before income taxes      5.4          7.0     (21.5)       3.6        5.5
 Income taxes                    1.6          2.3      (9.1)        .4        1.0
 Net income                      4.2          5.0     (12.4)       3.2        4.5

Net Sales

Net sales for the second quarter compared with prior years was as follows:

                                                 Second Quarter
                                                 --------------
                                  1998              1997              1996
                                  ----              ----              ----
Net sales                         $98,335          $113,198         $111,273
% change from prior year          (13.1)%          1.7%             (6.5)%

                                                   Year-to-date
                                                   ------------
                                  1998               1997             1996
                                  ----               ----             ----
Net sales                         $196,668         $223,004         $223,224
change from prior year            (11.8)%          (0.1)%           (8.0)%

Wood Division sales were very strong throughout the quarter, increasing 23% over prior year levels. However, Upholstery Division and Mattress Division sales decreased significantly below the 1997 second quarter volume. Certain recently introduced suites produced by the Wood Division, combined with improvements in overall quality, account for the significant sales increase. The sales decline in the Upholstery Division is attributable to the consolidation of motion furniture manufacturing into the Dumas, Arkansas plant, which resulted in the elimination of numerous SKU's and related sales. Eliminating the motion furniture consolidation, Upholstery sales were flat to the prior year. These results are generally attributable to the Company's strategic efforts to upgrade its upholstery product, improve margins and better align its customer base with the Company's distribution strategy. Mattress Division sales are down due to the loss of Levitz Furniture as a customer in late 1997 but are up if those sales are eliminated from prior year sales.

Overall, the net decrease in sales resulted primarily from the discontinuance of the National/Mt. Airy and Impact product lines, which accounted for $18,739 of sales in the second quarter of 1997 compared to $766 in 1998.





                                    9 of 16

                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                          AND SUBSIDIARIES MAY 30,1998
                           (in thousands of dollars)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Management is optimistic regarding sales volumes. Although the second quarter is a seasonally slow quarter, in 1998 the sales volume was equal to the first quarter sales volume. The Company performed just above plan for the second quarter and is solidly above plan for the year.

Costs and expenses

The Company showed marked improvement in operating efficiencies in the second quarter as gross profit margin increased to 18.8% of net sales from 10.5% in 1997. This improvement is a direct result of the efficiencies gained through the Company's restructuring activities of 1997 and early 1998. In addition the Company has several new plant managers and a new general manager of wood and upholstery manufacturing operations. Management is aggressively attacking costs and inefficiencies. Gross profit margins have improved in virtually every facility compared to a year ago. All of the facilities that were involved in consolidations have shown improvements in production volumes and operating margins.

The 1997 cost of sales percentages were to up as the Company took nonrecurring and restructuring charges totaling $28,374. Of these charges, $6,195 effected cost of sales, $8,250 effected SG&A expenses and $13,929 were shown as restructuring charges. These charges were taken as the Company decided to eliminate two product lines (Impact and National/Mt. Airy) and close one wood manufacturing plant and consolidate it into an existing facility.

SG&A expenses, excluding the effect of the one-time charges in 1997, decreased slightly in 1998 compared to 1997. The Company continues to add key management positions to grow the business, increased expenditures to promote the Bassett brand name and continued expenditures to grow the Bassett Furniture Direct ("BFD") stores and introduced the @t Home With Bassett Gallery concept. Expenses related to BFD stores and Gallery stores continue to escalate as the total number of these stores grows.

SG&A expenses as a percentage of sales for 1997 were up 1.2% over 1996 due to costs associated with product promotion, BFD and Gallery store programs and the Company's focus on customer service.

Other income, net

Other income at $3,113 was basically flat to the prior year. In the second quarter of 1997, other income included a gain on the sale of closed facilities totaling $700. The increase in cash, cash equivalents and marketable securities by $22,200 over the prior year allowed the Company to increase its investment income in 1998. In addition, the change in investment strategy announced in the fourth quarter of 1997 accounted for increased income for the quarter.

In the second quarter of 1997, other income was down $915 from the second quarter of 1996, when the Company generated $2,034 in income from gains on the sale of investment securities. The 1997 quarter did include a gain on sale of closed facilities totaling $700.

Income taxes

The effective income tax rate for the second quarter of 1998 was 24.8 % compared to (42.4) % in 1997. The 1997 rate is a negative rate due to the loss incurred as a result of the restructuring and





                                    10 of 16

                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                          AND SUBSIDIARIES MAY 30,1998
                           (in thousands of dollars)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

one-time charges.The 1998 rate is being forced upward as the company continues to improve in operating income. In addition, many of the items in the current investment portfolio, under the new investment strategy, have higher tax rates than investments under the previous strategy. The new portfolio strategy is, however, generating a higher net income.

Liquidity and Capital Resources

Cash provided by operating activities was $1,768 in 1998 compared to $ 7,624 in 1997.The significant decline in cash provided by operating activities occurred as the Company reduced its outstanding accounts payable and accrued liabilities during the second quarter by $8,417 in 1998 compared to $3,180 in 1997; a net decrease of $5,237. In addition, the sale of a closed facility in 1997 added to the prior year's cash provided by operating activities.

The Company has decreased its accounts receivable outstanding by $6,732 since year-end. This is mainly attributable to the decreases in sales resulting from the closed plants and discontinued divisions.

Inventories have increased $6,305 during 1998. The manufacturing facilities have produced ahead of projections, resulting in inventory increases. Also the Company is building inventory in anticipation of the third and forth quarters, which have traditionally been stronger than the second quarter.

The current ratio as of May 30, 1998 and May 31, 1997, respectively, was 4.83 to 1 and 5.48 to 1. Working capital for 1998 was $151,314 compared to $145,620 in 1997. There are no material commitments for capital expenditures at May 30, 1998. Capital expenditures made in the future for normal expansion are anticipated to be made from funds generated by operating activities. The Company has not typically used the debt or equity markets as sources of funds or capital.

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

The Company's Board of Directors approved a stock repurchase program and adopted a Shareholders Rights Plan. The details to these matters are described in Note E in the Notes to Condensed Consolidated Financial Statements.





                                    11 of 16

                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                          AND SUBSIDIARIES MAY 30,1998
                           (in thousands of dollars)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Year 2000

Over the past few years, the Company has been steadily reengineering its business processes and information systems to prepare for the conversion to year 2000. This effort has incorporated an analysis of Year 2000 issues, and management believes that appropriate and timely action has been taken to minimize the negative impact of this event. The Year 2000 issue results from the inability of many computer systems and applications to recognize the year 2000 as the year following 1999. This could cause systems to process critical information incorrectly. The Company plans to implement new systems and technologies in 1998 and 1999 that will provide solutions to these issues. The most significant step in accomplishing this goal was completed in the first quarter of 1998 when a comprehensive enterprise system (which had been installed in over 4,400 companies and is Year 2000 compliant) was purchased; implementation began immediately and should be completed in the third quarter of 1999. As of the end of the second quarter, the Company has engaged a consultant, knowledgable of the enterprise system being installed, to advise and assist in the installation and implementation of the system. The Company continues to work with its customers, suppliers and third party service providers to identify external weaknesses and provide solutions which will prevent the disruption of business activities at that time. The Company does not expect the cost of implementation to have a material adverse effect on its future results of operations, liquidity or capital resources.




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





                                    12 of 16

                          PART II - OTHER INFORMATION
                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                         AND SUBSIDIARIES MAY 30, 1998


Item 4.  Submission of matters to a vote of security holders

a.  Exhibits
    (27) Financial Data Schedule

b.  Reports on Form 8-K:

No reports were filed on Form 8-K during the quarter. However, item 5 on this Form 10-Q contains information not previously reported in a report on Form 8-K, with respect to which information is not called for by this form.


Item 5. Other information.

         The Board of Directors for Bassett Furniture Industries, Inc. has approved a stock repurchase program for up to 1.3 million shares of its Common Stock for an aggregate purchase price not to exceed $40 million. Bassett currently has approximately 13 million shares outstanding. The repurchases may be effected from time to time in accordance with applicable securities laws, through open market transactions, in block purchases, in privately negotiated transactions, or otherwise, and on such terms and conditions, all as may be approved by any Authorized Officer.

         "This share repurchase program reflects our confidence in Bassett s strategic plan and future opportunities for growth and reinforces management s commitment to further enhance shareholder value," said Paul Fulton, Chairman and Chief Executive Officer of the Company. He added, "Management and the Board of Directors want to be in a position so that anytime it is felt that the market evaluation our Company does not reflect the strengths and prospects of our Company, we want to be in a position to repurchase our Common Stock on an opportunistic basis."

         The Board of Directors also approved payment of a cash dividend of $.20 per share to holders of record on August 17, 1998, payable on September 1, 1998.

         The Board of Directors adopted a Shareholder Rights Plan, which replaces a similar plan that expired on May 16, 1998. The Plan is not being adopted in response to any specific effort to acquire control of the Company. If a person or group acquires beneficial ownership of 20% or more of the Common Stock outstanding, each Right distributed under the Plan will entitle its holder (other than such person or group) to purchase, at the Rights then-current exercise price, a number of shares of the Company's Common Stock having a market value of twice such price. Detailed descriptions of the Rights will be sent to the Company's shareholders and filed with the Securities and Exchange Commission.





                                    13 of 16

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BASSETT FURNITURE INDUSTRIES, INCORPORATED




/s/ DOUGLAS W. MILLER
-----------------------------------------------------------------
Douglas W. Miller, Vice President, Chief Financial Officer


DATE:   July 14, 1998
        --------------------------




                                    14 of 16

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                                   FORM 10-Q

                                QUARTERLY REPORT



For the quarter ended                                               Commission File Number
May 30, 1998                                                                 0-209





                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                                 EXHIBIT INDEX





                                    15 of 16

Exhibit No.                       Exhibit Description                        Page No.
-----------                       -------------------                        --------
  27                             Financial Data Schedule                      page 9





                                    16 of 16