Form 10-Q
period 1998-08-29
BASSETT FURNITURE INDUSTRIES INC
filed 1998-10-13
CIK 10329

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 1998

                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

Commission File No. 0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
             (Exact name of Registrant as specified in its charter)

           Virginia                                         54-0135270
           ------------------                        ------------------
           (State or other jurisdiction               (I.R.S. Employer
           of incorporation or organization)         Identification No.)

                          3525 Fairystone Park Highway
                             Bassett, Virginia 24055
                            -------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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

At October 5, 1998 12,961,252 shares of common stock of the Registrant were outstanding.



                                   1 of 17

                         PART I - FINANCIAL INFORMATION
           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
                              EARNINGS - UNAUDITED
                      (In thousands except per share data)

                                                  Thirty-nine weeks ended           Thirteen weeks ended
                                                  -----------------------           --------------------
                                              August 29, 1998  August 31, 1997  August 29, 1998  August 31, 1997
                                              ---------------  ---------------  ---------------  ---------------
Net Sales                                        $294,761         $333,256          $98,093         $110,252
Cost of sales                                     240,962          294,530           80,403          101,600
                                                  -------          -------           ------          -------
Gross profit                                       53,799           38,726           17,690            8,652

Selling, general and administrative                47,761           62,691           15,608           21,212
Non-recurring charges                                   0           16,289                0            2,360
                                                   ------           ------           ------          -------
Income (loss) from operations                       6,038          (40,254)           2,082          (14,920)

Other income, net                                   7,837            9,927            1,977            4,486
                                                   ------           ------           ------          -------
Income (loss) before income taxes                  13,875          (30,327)           4,059          (10,434)

Income taxes                                       (3,354)          14,663             (932)           5,362
                                                   ------           ------           ------          -------
Net income (loss)                                  10,521          (15,664)           3,127           (5,072)

Retained earnings-beginning of period             188,761          222,417          190,930          202,985
Cash dividends                                     (7,812)         (10,437)          (2,587)          (2,603)
Purchase and retirement of
   common stock                                         0           (1,006)               0                0
                                                   ------           ------           ------          -------
Retained earnings-end of period                  $191,470         $195,310         $191,470         $195,310
                                                 ========         ========         ========         ========

Basic earnings per share                            $0.81           $(1.20)           $0.24           $(0.39)
                                                    =====          =======            =====          =======

Diluted earnings per share                          $0.80           $(1.20)           $0.24           $(0.39)
                                                    =====          =======            =====          =======

Dividends per share                                 $0.60            $0.80            $0.20            $0.20
                                                    =====            =====            =====            =====






------------------------------------------

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.


                                   2 of 17

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                      AUGUST 29, 1998 AND NOVEMBER 30, 1997
                      (in thousands except per share data)

Assets                                                         August 29,1998        November 30, 1997
------                                                         --------------        -----------------
Current assets:
    Cash & cash equivalents                                           $34,613                  $29,552
    Marketable securities                                                   0                   49,985
    Trade accounts receivable, net                                     57,985                   57,327
    Inventories                                                        72,532                   66,930
    Less LIFO adjustment                                             (25,779)                 (25,216)
                                                                     --------                 --------
                                                                       46,753                   41,714
    Prepaid expenses                                                      929                    1,405
    Refundable income taxes                                             7,422                    5,025
    Deferred income taxes                                              14,392                   15,476
                                                                       ------                   ------
Total current assets                                                  162,094                  200,484
                                                                      -------                  -------

Property & equipment:
    Cost                                                              177,801                  168,026
    Less allowances for depreciation                                (127,617)                (124,547)
                                                                    ---------                ---------
Total property & equipment                                             50,184                   43,479
                                                                       ------                   ------

Other long-term assets:
    Investment securities                                              31,402                   29,922
    Investment in affiliated companies                                 52,770                   30,502
    Deferred income taxes                                               1,110                    1,866
    Assets held for sale                                                1,690                    3,506
    Other                                                              16,497                   10,566
                                                                       ------                   ------
Total other long-term assets                                          103,469                   76,362
                                                                      -------                   ------
Total assets                                                         $315,747                 $320,325
                                                                     ========                 ========

Liabilities and stockholder's equity
Current liabilities:
    Accounts payable                                                  $15,633                  $21,694
    Other accrued liabilities                                          26,831                   26,213
                                                                       ------                   ------
Total current liabilities                                              42,464                   47,907
                                                                       ------                   ------

Long-term liabilities:
    Employee benefits                                                  10,937                   11,248
                                                                       ------                   ------

Stockholders' equity:
     Common stock                                                      64,827                   65,256
     Additional paid in capital                                           533                    2,438
     Retained earnings                                                191,470                  188,761
     Unrealized holding gains, net of income tax effect                 6,751                    5,575
     Unamorized stock compensation                                    (1,235)                    (860)
                                                                      -------                     ----
Total stockholders' equity                                            262,346                  261,170
                                                                      -------                  -------
Total liabilities and stockholders' equity                           $315,747                 $320,325
                                                                     ========                 ========
------------------------------------------

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.



                                   3 of 17

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED SATEMENTS OF CASH FLOWS - UNAUDITED
        FOR THE 39 WEEK PERIOD ENDED AUGUST 29, 1998 AND AUGUST 31, 1997
                      (in thousands except per share data)


                                                                                        1998                   1997
                                                                                        ----                   ----
Net income (loss)                                                                   $ 10,521              ($15,664)
Adjustments to reconcile net income to net cash provided
by operating activities:
       Non-recurring charges                                                               -                 11,980
       Depreciation and amortization                                                   5,200                  5,003
       Equity in undistributed income of affiliated companies                        (3,785)                (4,119)
       Provision for losses on trade accounts receivable                                 446                  6,370
       Provision for deferred income taxes                                             1,088               (16,435)
       Net gain from sales of investment securities                                    (975)                (1,761)
       Net gain from sales of property & equipment                                     (260)                (1,285)
       Compensation earned under restricted stock plan                                   168                      -
       Changes in operating assets & liabilities:
             Trade accounts receivable                                               (1,104)                  (867)
             Inventory                                                               (5,039)                 21,908
             Prepaid expenses                                                            476                  (695)
             Refundable income taxes                                                 (2,397)                  (175)
             Accounts payable and accrued liabilities                                (5,443)                 10,191
             Long-term liabilities                                                     (311)                    235
                                                                                     -------                 ------
          Net cash provided by (used in) operating activities                        (1,415)                 14,686
                                                                                     -------                 ------

Investing activities:
    Purchases of property and equipment                                             (13,062)                (7,210)
    Proceeds from sales of property & equipment                                        3,233                  1,877
    Purchases of investment securities                                               (1,796)                  (979)
    Dividend received from affiliate                                                  31,517                 21,245
    Proceeds from sale of investments securities                                       3,219                  2,873
    Other assets                                                                     (5,931)                (4,508)
Investment in affiliated companies                                                  (50,000)                      -
Proceeds from sale of marketable securities, net                                      49,985                      -
                                                                                      ------                 ------
           Net cash provided by investing activities                                  17,165                 13,298
                                                                                      ------                 ------

Financing activities:
  Issuance of common stock                                                               243                     55
  Purchase of common stock                                                           (3,120)                (1,350)
  Cash dividends paid                                                                (7,812)               (10,437)
                                                                                     -------               --------
            Net cash used in financing activities                                   (10,689)               (11,732)
                                                                                    --------               --------

Net change in cash and cash equivalents                                                5,061                 16,252

Cash and cash equivalents, beginning of period                                        29,552                 57,285
                                                                                      ------                 ------

Cash and cash equivalents, end of period                                             $34,613                $73,537
                                                                                     =======                =======

------------------------------------------

 The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.





                                   4 of 17

           BASSETT FURNTURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED AUGUST 29, 1998 (in thousands except share and per share data)

Note A. Basis of presentation:

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


Note B. Inventories:

Inventories are carried at last-in, first-out (LIFO) cost which is not in excess of market. Inventories at August 29, 1998 and November 30, 1997 consisted of the following:


                                                                           August 29,        November 30,
                                                                               1998              1997
                                                                               ----              ----
Finished goods                                                                 $35,190            $29,485
Work in process                                                                  9,850              9,025
Raw materials and supplies                                                      27,492             28,420
                                                                                ------             ------
Total inventories valued at first-in, first-out (FIFO) cost                     72,532             66,930
LIFO adjustment                                                               (25,779)           (25,216)
                                                                               --------           -------
Total inventories                                                              $46,753            $41,714
                                                                               =======            =======




Note C. Investment in affiliated companies:
Summarized combined income statement information for the Company's equity method investments for the thirty-nine week period ended August 29,1998 and the nine month period ended August 31, 1997 is as follows:


                                                1998          1997
                                                ----          ----
Revenues                                       $29,927       $29,253
Income from operations                          16,650        15,915
Net income                                       9,973        10,544


                                   5 of 17

           BASSETT FURNTURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED AUGUST 29, 1998 (in thousands except share and per share data)

Note D. Restructuring, Impaired Assets and Nonrecurring Charges:
During 1997, the Company commenced the restructuring of certain of its operations and recorded restructuring and impaired asset charges of $20,646. Of these charges, $14,397 was utilized during 1997, leaving $6,249 in reserves to be utilized in future periods as the remaining activities related to the restructuring charges are completed. The restructuring plans included the closure of 14 manufacturing facilities and the severance of approximately 1,000 employees. As of November 30, 1997, five of the 14 facilities were closed and approximately 600 employees had been severed. During the first quarter of fiscal 1998, the remaining nine facilities were closed and approximately 400 employees were severed. In the second quarter of 1998, one additional Mattress Division plant at Chehalis, Washington, was closed. The related exit costs were not material, thus additional one-time charges were not recorded.

Activity within the restructuring reserves was as follows:



-----------------   ------------   -----------   ------------   -----------   ----------   ----------   ------------
                     November        Reserves       February     Reserves       May 30,     Reserves     August 29,
                     30, 1997        utilized       28, 1998     utilized        1998       utilized        1998
                      reserve       in 1st Qtr      reserve     in 2nd Qtr      reserve      in 3rd       reserve
                      balance          1998         balance        1998         balance     Qtr 1998      balance
-----------------   ------------   -----------   ------------   -----------   ----------   ----------   ------------
Severance &
related
employee
benefit costs          $4,910          $1,620        $3,290          $832       $2,458         $312        $1,846

Lease exit costs          614              32           582            34          548           35           513

Other                     725               0           725            46          679           91           588
                        -----               -           ---            --          ---           --           ---

Total                  $6,249          $1,652        $4,597          $912       $3,685        $ 438       $ 2,947
                       ======          ======        ======          ====       ======        =====       =======
-----------------   ------------   -----------   ------------   -----------   ----------   ----------   ------------

The Company projected at November 30, 1997, that it would incur an additional $10,540 of charges during 1998 as a result of (1) operating inefficiencies at plants involved in consolidations and (2) costs incurred at idle facilities. The total of these expenses incurred during each of the 13 week periods ended August 29, 1998, May 30, 1998 and February 28, 1998 was $976, $1,537 and
$1,469, respectively.



 Note E. Commitments and Contingencies:
     A suit was filed in June, 1997, in the Superior Court of the State of California for the County of Los Angeles (the "Superior Court") against the Company, two major retailers and certain current and former employees of the
 Company. The suit sought certification of a class consisting of all consumers who purchased certain mattresses and box springs from the major retailers which were manufactured by a subsidiary of the Company, E. B. Malone Corporation, with different specifications than those originally manufactured for sale by these retailers. The suit alleged


                                   6 of 17

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES AUGUST 29, 1998 (in thousands except share and per share data)

Note E. Commitments and Contingencies (continued):
various causes of action, including negligent misrepresentation, breach of warranty, violations of deceptive practices laws and fraud. Plaintiffs sought compensatory damages of $100 million and punitive damages. In September, 1997, the Superior Court sustained the Company's demurrers to several of plaintiffs' causes of action, but granted the plaintiffs leave to amend. Plaintiffs' Second Amended Complaint added certain independent retailers and consumers as additional plaintiffs. In December, 1997, the Superior Court once again sustained the Company's demurrers to several of plaintiffs' causes of action, but also once again granted plaintiffs leave to amend. Plaintiffs filed a Third Amended Complaint. In February, 1998, the Superior Court sustained the Company's demurrers to many of the individual claims, this time without granting plaintiffs leave to amend. The Superior Court also sustained the Company's demurrer to the class action allegations in the Third Amended Complaint, without granting leave to amend, and transferred the entire action out of the class action department. Plaintiffs have filed a notice of appeal from the class action ruling. Plaintiffs also filed a petition for a writ of mandamus or other extraordinary relief seeking immediate review of the other demurrer rulings, which petition was denied.

The suit was subsequently transferred from the Superior Court for the County of Los Angeles to the Superior Court for Orange County. After the case was transferred to Orange County, Demurrers were filed on behalf of all current and former employees of the Company who had been named as defendants. Shortly before the hearing on the demurrers, the plaintiffs stipulated to a dismissal with prejudice of all individual defendants. Additionally, all remaining claims against the Company were stayed by the Court pending Plaintiffs' appeal of the dismissal of their class action allegations. Although it is impossible to predict the ultimate outcome of this litigation, the Company intends to vigorously defend this suit because it believes that the damages sought are unjustified and because this case is inappropriate for class action treatment. Because the Company believes that the two major retailers were unaware of the changes in specifications, the Company has agreed to indemnify the two major retailers with respect to the above.

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




                                   7 of 17

          BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES AUGUST 29, 1998 (in thousands except share and per share data)

Note F. Earnings per share:
The Company adopted SFAS No. 128, "Earnings per Share," effective December 1, 1997. As a result, the Company's reported earnings per share for 1997 have been restated. The effect of this accounting change on previously reported earnings per share (EPS) data was not material.


                                                                         Income              Shares         Per share
                                                                                                              amount
                                                                --------------------------------------------------------
For the thirty-nine weeks ended August 29, 1998
----------------------------------------------------------------

Net income available to common stockholders                                 $10,521          13,014,703           $0.81
Effect of dilutive securities:

    Options issued to directors and employees                                     -              99,424               -

    Restricted stock issued to employees                                          -               4,162               -
                                                                --------------------------------------------------------
Diluted earnings per share                                                  $10,521          13,118,289           $0.80
                                                                           ========         ===========           =====


For the thirteen weeks ended August 29, 1998
----------------------------------------------------------------

Net income available to common stockholders                                  $3,127          12,997,947           $0.24
Effect of dilutive securities:

    Options issued to directors and employees                                     -              82,961               -

    Restricted stock issued to employees                                          -               1,887               -
                                                                --------------------------------------------------------
Diluted earnings per share                                                   $3,127          13,082,795           $0.24
                                                                            =======         ===========           =====



------------------------------------------------------------------------------------------------------------------------

For the nine months ended August 31, 1997
----------------------------------------------------------------

Net income (loss) available to common stockholders                        $(15,664)          13,047,785         $(1.20)
Effect of dilutive securities:

    Options issued to directors and employees                                     -              15,793               -
                                                                --------------------------------------------------------
Diluted earnings per share                                                $(15,664)          13,063,578         $(1.20)
                                                                          =========         ===========         =======


For the three months ended August 31, 1997
----------------------------------------------------------------
Net income (loss) available to common stockholders                         $(5,072)         13,017,883           $(.39)
Effect of dilutive securities:

    Options issued to directors and employees                                     -              3,489                -
                                                                --------------------------------------------------------
Diluted earnings per share                                                 $(5,072)         13,021,372           $(.39)
                                                                           ========        ===========           ======


Options to purchase 804,898 shares of common stock at prices ranging from $32.25 to $37.40 per share were outstanding during the third quarter of 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common
shares.   In 1997, 149,067 shares at a price of $37.40 were similarly excluded.


                                   8 of 17

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                    AUGUST 29,1998 (in thousands of dollars)

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

For the 39 weeks ended August 29, 1998 and the nine months ended August 31, 1997 and 1996

                                     1998 Actual    1998 Proforma   1997 Actual   1997 Proforma  1996 Actual
                                     -----------    -------------   -----------   -------------  -----------
Cost of sales                           81.7%            80.5%         88.4%           83.3%        84.0%
Gross profit                            18.3             19.5          11.6            16.7         16.0
SG&A expenses                           16.2             16.1          18.8            14.8         13.9
Income from operations                   2.0              3.4         (12.1)            1.8          2.1
Other income, net                        2.7              2.7           3.0             3.0          3.5
Income before income taxes               4.7              6.1          (9.1)            4.9          5.6
Income taxes                             1.1              1.6          (4.4)            0.9          1.3
Net income                               3.6              4.5          (4.7)            4.0          4.4


For the 13 weeks ended August 29, 1998 and the three months ended August 31, 1997 and 1996

                                       1998 Actual   1998 Proforma   1997 Actual   1997 Proforma  1996 Actual
                                       -----------   -------------   -----------   -------------  -----------
Cost of sales                            82.0%             80.9%       88.4%          82.5%        83.7%
Gross profit                             18.0              19.1        11.6           17.5         16.3
SG&A expenses                            15.9              15.9        18.8           14.7         13.6
Income from operations                    2.1               3.1       (12.1)           2.8          2.7
Other income, net                         2.0               2.0         3.0            4.1          3.0
Income before income taxes                4.1               5.1        (9.1)           6.9          5.7
Income taxes                              1.0               1.3        (4.4)           1.4          1.3
Net income                                3.2               3.8        (4.7)           5.6          4.4

Net Sales
Net sales for the third quarter compared with prior years was as follows:

                                                             Year-to-date
                                                             ------------
                                          1998                    1997             1996
                                          ----                    ----             ----
Net sales                                 $294,761                $333,256         $332,232
% change from prior year                  (11.6)%                 (0.3)%           (8.2)%

                                                             Third Quarter
                                                             -------------
                                          1998                    1997             1996
                                          ----                    ----             ----
Net sales                                 $98,093                 $110,252         $109,008
% change from prior year                  (11.0)%                 1.1%             (8.5)%





                                   9 of 17

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                    AUGUST 29,1998 (in thousands of dollars)



Wood Division sales continued to be strong through the third quarter, increasing 18% over the third quarter of 1997 and 18% over the comparable nine months of 1997. Upholstery Division sales were down 18% below the third quarter 1997 volume and 15% below the nine month volume in 1997. Mattress division sales were down 26% below third quarter 1997 volumes and 24% behind the nine-month 1997 totals. The Weiman Division showed a 5% increase in sales volume for the quarter compared to the prior year, and an 8% increase over the comparable nine months of 1997. The sales decline in the Upholstery Division is attributable to the consolidation of motion furniture manufacturing into the Dumas, Arkansas plant, which resulted in the elimination of numerous SKU's and related sales. Eliminating the motion furniture consolidation, Upholstery sales were flat compared to the prior year. These results are generally attributable to the Company's strategic efforts to upgrade its upholstery product, improve margins and better align its customer base with the Company's distribution strategy. Mattress Division sales are down due to the loss as customers of Levitz Furniture in late 1997 and JC Penney in July 1998, but have increased when those sales are excluded from prior year sales. The Bassett Furniture Direct ("BFD") stores continue to open according to schedule and are now accounting for a significant portion of the Company's sales. Sales in BFD stores that had been open for more than one year, showed improved sales over the prior year volumes during the quarter. Certain recently introduced suites produced by the Wood Division, combined with improvements in overall quality, account for the significant sales increase.
Overall, the net decrease in sales resulted primarily from the discontinuance of the National/Mt. Airy and Impact product lines, which accounted for $11,866 of sales in the third quarter of 1997 compared to $496 in 1998 and $42,568 year-to-date in 1997 compared to $2,108 in 1998.




                                   10 of 17

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                    AUGUST 29,1998 (in thousands of dollars)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Costs and expenses
The Company has shown marked improvement in operating efficiencies as gross profit margin has increased to 18.3% of net sales from 11.6% in 1997. This improvement is a direct result of the efficiencies gained through the Company's restructuring activities of 1997 and early 1998. In addition the Company has several new plant managers and a new general manager of wood and upholstery manufacturing operations. Management is aggressively attacking costs and inefficiencies. Gross profit margins have improved in virtually every facility compared to a year ago. All of the facilities that were involved in consolidations have shown improvements in production volumes and operating margins.

Management was disappointed with the plants' overall performance for the third quarter. While the plants had achieved a gross profit margin excluding non-recurring charges of 20.1% in the second quarter, the third quarter's gross profit margin fell to 19.5%. The J.D. Bassett, Mt. Airy, and Dumas plants have been involved with plant consolidations and, while having made significant progress, and are still being adversely affected by the changes in product mix and processes.

The 1997 cost of sales percentages were to up as the Company took nonrecurring, unusual, and restructuring charges totaling $43,876. Of these charges, $14,310 effected cost of sales, $13,277 effected SG&A expenses and $16,289 were recorded as restructuring charges. These charges were taken as the Company decided to eliminate two product lines and close five plants in an effort to focus on its core business and also to improve plant efficiencies by eliminating excess manufacturing capacity. The Company incurred $6,000 in accounts receivable losses as a major retail customer filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In addition, over $6,000 of losses were incurred in inventory de-valuations due to the above described actions.

SG&A expenses excluding the effect of one-time charges in 1997, have increased in 1998 as the Company continues to add key management positions to grow the business, increases expenditures to promote the Bassett brand name and continues expenditures to grow the BFD stores and introduced the @t Home With Bassett Gallery concept. Expenses related to BFD stores and Gallery stores continue to escalate as the total number of these stores grows.

SG&A expenses as a percentage of sales for 1997 were up slightly over 1996 due to costs associated with product promotion, BFD and Gallery store programs and the Company's focus on customer service.

Other income, net
Other income is down in 1998 by $2,090 compared to1997. The Company sold investment securities during 1997, generating a year-to-date profit of $1,761. In addition, the 1997 total include profits of $1,285 from the sale of closed facilities. Excluding these items, the 1998 income is up significantly. Management has re-evaluated its investment policies in 1998 and altered its investment portfolio in order to obtain a higher yield.

Income taxes
The effective income tax rate for 1998 is 23.1 % compared to (48.3) % in 1997. The 1997 rate is a negative rate due to the loss incurred as a result of the restructuring and



                                   11 of 17

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                    AUGUST 29,1998 (in thousands of dollars)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

one-time charges. The 1998 rate is being forced upward as the Company continues to improve it's operating income. In addition, many of the items in the current investment portfolio, under the new investment strategy, have higher tax rates than investments under the previous strategy.

Liquidity and Capital Resources

Cash used in operating activities in 1998 was $1,958 compared to $14,686 provided by operating activities in 1997. Cash flow from operations in 1997 was up significantly because the Company was liquidating inventories and accounts receivable related to closed divisions. In 1998, inventories have risen as the Company is preparing itself for the fourth quarter, which is traditionally its strongest sales period.

The current ratio as of August 29, 1998 and August 30, 1997, respectively, was
3.82 to 1 and 4.79 to 1. Working capital for 1998 was $119,780 compared to $153,810 in 1997. There are no material commitments for capital expenditures at August 29, 1998. Capital expenditures made in the future for normal expansion are anticipated to be made from funds generated by operating activities. The Company has not typically used the debt or equity markets as sources of funds or capital.

Expenditures for property and equipment are up significantly as the Company is striving to update the equipment in the manufacturing facilities to improve productivity and product quality. In addition, expenditures for pollution equipment have increased in 1998 as the Company seeks to exceed compliance levels mandated by law.

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






                                   12 of 17

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                    AUGUST 29,1998 (in thousands of dollars)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Year 2000

Over the past few years, the Company has been steadily reengineering its business processes and information systems to prepare for the conversion to year 2000. This effort has incorporated an analysis of Year 2000 issues, and management believes that appropriate and timely action has been taken to minimize the impact of this event. The Year 2000 issue results from the inability of many computer systems and applications to recognize the year 2000 as the year following 1999. This could cause systems to process critical information incorrectly. The Company plans to implement new systems and technologies in 1998 and 1999 that will provide solutions to these issues. The most significant step in accomplishing this goal was completed in the first quarter of 1998 when a comprehensive enterprise system (which had been installed in over 4,400 companies and is Year 2000 compliant) was purchased; implementation began immediately and should be completed in the third quarter of 1999. Earlier in 1998, the Company engaged a consultant, knowledgeable of the enterprise system being installed, to advise and assist in the installation and implementation of the system. Completion of implementation of this enterprise system will insure the Company's readiness in software programs. The Company has made a thorough survey to identify all microcontrollers that are embedded within equipment to determine compliance in this area. All microcontrollers that were identified as non-compliant were or will be replaced. The Company is now preparing to make a second assessment of these microcontrollers to insure that all have been properly identified and replaced.

The Company continues to work with its customers, suppliers and third party service providers to identify external weaknesses and provide solutions which will prevent the disruption of business activities at that time; it does not believe that it will be significantly affected by direct suppliers of raw materials or supplies that will be non-compliant. However, the Company cannot guarantee that Year 2000 related systems or hardware issues of its business partners will be corrected in a timely manner or that the failure of its business partners to correct these issues would not have a material adverse effect on its future results of operations or financial condition.

 Management believes that the most likely "worst case scenario" will involve the failure of service providers to be compliant, thereby potentially causing business interruptions in the Company's normal channels of supply and distribution. The Company does not believe that it will be significantly affected by non-compliance by countries outside of the United States.

The Company is developing a contingency plan in the event that a business interruption caused by Year 2000 problems should occur. Contingency plans are in place for all information technology systems. The Company is preparing to upgrade its existing mainframe computer system in order to ensure compliance. Management is researching key raw materials markets to ensure that the Company is adequately supplied in the event that a key supplier is not compliant.

The Company does not expect the cost of implementation to have a material adverse effect on its future results of operations, liquidity or capital resources. The total cost of the Year 2000 project is estimated at $3,500. This total includes the new enterprise system that was purchased during 1998, which was not purchased to achieve Year 2000 compliance in our information systems. Instead it was purchased to provide management with the information and tools that it needs to better manage the Company. The Year 2000 problem has slightly accelerated the timetable for implementation, however. Of the total project cost, $3,100 represents the purchase of new software and hardware, which will be capitalized. The remaining will be expensed as incurred during 1998 and 1999. As of the end of the third quarter, the Company has spent approximately $2,900 on the project.


                                    13 of 17

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                    AUGUST 29,1998 (in thousands of dollars)

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




                                    14 of 17

                           PART II - OTHER INFORMATION
           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                                 AUGUST 29, 1998


Item 4.  Submission of matters to a vote of security holders

a.     Exhibits
       (27) Financial Data Schedule

b. Reports on Form 8-K:
No reports were filed on Form 8-K during the quarter.


Item 5. Other information

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

            "This share repurchase program reflects our confidence in Bassett's strategic plan and future opportunities for growth and reinforces management's commitment to further enhance shareholder value," said Paul Fulton, Chairman and Chief Executive Officer of the Company. He added, "Management and the Board of Directors want to be in a position so that anytime it is felt that the market evaluation our Company does not reflect the strengths and prospects of our Company, we want to be in a position to repurchase our Common Stock on an opportunistic basis."

            Under the stock repurchase program, the Company repurchased 112,800 shares during the third quarter of 1998.

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







                                    15 of 17

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


DATE:   October 13, 1998





                                    16 of 17

                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                                  EXHIBIT INDEX


Exhibit No.                         Exhibit Description                             Page No.
-----------                         -------------------                             --------
  27                               Financial Data Schedule                           page 9




                                    17 of 17