Form 10-K
period 1998-11-28
BASSETT FURNITURE INDUSTRIES INC
filed 1999-02-26
CIK 10329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended November 28, 1998        Commission File No. 0-209

                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                VIRGINIA                                      54-0135270
--------------------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

      3525 FAIRYSTONE PARK HIGHWAY
            BASSETT, VIRGINIA                                    24055
--------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   540/629-6000

Securities registered pursuant to Section 12(g) of the Act:

                                                         Name of each exchange
        Title of each class:                              on which registered
        --------------------                              -------------------
    Common Stock ($5.00 par value)                              NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.

                                 [X] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 23, 1999 was $276,083,245.

The number of shares of the Registrant's common stock outstanding on February 23, 1999 was 12,754,634.



                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Bassett Furniture Industries, Incorporated Annual Report to Stockholders for the year ended November 28, 1998 (the "Annual Report") are incorporated by reference into Parts I and II of this Form 10-K.

(2) Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be held March 30,1999, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS
         (dollar amounts in thousands except per share data)

         GENERAL DEVELOPMENT OF BUSINESS

         Bassett Furniture Industries, Incorporated was incorporated under the laws of the Commonwealth of Virginia in 1930. The executive offices are located in Bassett, Virginia.

         During 1997, the Company commenced the restructuring of certain of its operations and recorded restructuring and impaired asset charges of $20,646. The restructuring plan is the result of management's decision to focus on its core Bassett product line and efforts to improve operating efficiencies. The principal actions of the plan include the closure or sale of fourteen manufacturing facilities, elimination of three product lines (National/Mt. Airy, Impact and veneer production) and the severance of approximately 1,000 employees. Refer to Note J of the Consolidated Financial Statements included in the Annual Report for a detail of restructuring activity for 1997 and 1998 and refer to the Management Discussion and Analysis section of the annual report for additional discussion on this topic.

         There have been no other material changes in the mode of conducting business in the fiscal year beginning December 1, 1997.

         INDUSTRY SEGMENT

         In accordance with the instructions for this item, Bassett Furniture Industries, Incorporated and its subsidiaries, all of which are wholly-owned (Company), is deemed to have been engaged in only one business segment, manufacture and sale of household furniture, for the three years ended November 28, 1998.

         DESCRIPTION OF BUSINESS

         The Company manufactures and sells a full line of furniture for the home, including bedroom and dining suites and accent pieces; occasional tables, wall and entertainment units; home office systems and computer work stations; upholstered sofas, chairs and love seats (motion and stationary); recliners; and mattresses and box springs. The Company's products are distributed through a large number of retailers, principally in the United States. The retailers selling the Company's products include mass merchandisers, department stores, independent furniture stores, chain furniture stores, proprietary retail outlets called Bassett Furniture Direct, and Bassett Gallery stores, decorator showrooms, warehouse showrooms, specialty stores and rent-to-own stores.

         The Company's significant product lines are: wood, upholstery and bedding, which accounted for 60%, 30% and 10% of net sales during 1998, respectively.

         Raw materials used by the Company are generally available from numerous sources and are obtained principally from domestic sources. The Company has not experienced significant raw materials cost pressures in 1998.

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

         Sales to one customer (J. C. Penney Company) amounted to approximately 15% of gross sales in 1998, 1997 and 1996. The Company's backlog of orders believed to be firm was $35,000 at November 28,1998 and $43,000 at November 30, 1997. It is expected that the November 28, 1998 backlog will be filled within the 1999 fiscal year.

         The furniture industry is very competitive and there are a large number of manufacturers both within the United States and offshore who compete in the market on the basis of product quality, price, style, delivery and service. Based on annual sales revenue, the Company is one of the largest furniture manufacturers located in the United States. The Company has been successful in this competitive environment because its products represent excellent value combining attractive prices and superior quality and styling; prompt delivery; and courteous service. Competition from foreign manufacturers is not any more significant in the marketplace today than competition from domestic manufacturers.

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

         The Company had approximately 5,400 employees at November 28, 1998.

         The Company owns a minority interest in International Home Furnishings Center, which is a lessor of permanent exhibition space to furniture and accessory manufacturers.

         FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company has no foreign operations, and its export sales were approximately $14.3 million, $12.5 million, and $11.7 million in 1998, 1997 and 1996 respectively.

ITEM 2.  PROPERTIES

         At November 28, 1998 the Company owns the following manufacturing facilities:

               Plant or Division Name                   Location                       Construction
               ----------------------                   --------                       ------------
         J. D. Bassett Manufacturing Company       Bassett, VA (2  plants)      Brick, frame and concrete
         Bassett Superior Lines                    Bassett, VA                  Brick, frame, concrete
                                                                                and steel
         Bassett Chair Company                     Bassett, VA                  Brick, frame, concrete
                                                                                and steel
         Bassett Table Company                     Bassett, VA                  Brick and frame
         Bassett Veneer            *               Burkeville, VA               Brick, frame and concrete
         Bassett Fiberboard                        Bassett, VA                  Brick, concrete and steel
         Bassett Upholstery Division               Newton, NC (4 plants)        Brick, concrete and steel
         Bassett Upholstery Division               Hiddenite, NC                Brick, concrete and steel

         Bassett Upholstery Division               Dumas, AR                    Brick, concrete and steel

         Bassett Furniture Industries
           of North Carolina, Inc.                 Macon, GA                    Brick, concrete and steel
                                                   Dublin, GA                   Concrete, block and steel

         Bassett Furniture Industries of *         Statesville, NC              Block, frame, and concrete
            North Carolina, Inc.

         Mt. Airy                                  Mt. Airy, NC                 Brick, concrete and steel

         Weiman Division                           Christiansburg, VA           Metal frame

         E. B. Malone Corporation                  Lake Wales, FL               Concrete, block and frame
                                                     (2 plants)

         E. B. Malone Corporation        *         Pottstown, PA                Metal frame

         E. B. Malone Corporation                  Walworth, WI                 Concrete, block and steel

         E. B. Malone Corporation                  Fredericksburg, VA           Brick and frame

         E. B. Malone Corporation        *         Chehalis, WA                 Concrete, block and metal
                                                                                  frame

         E. B. Malone Corporation                  Los Angeles, CA              Concrete, block and metal
                                                                                  frame

         E. B. Malone Corporation                  Los Angeles, CA              Brick, concrete and steel

         E. B. Malone Corporation                  Tipton, MO                   Concrete, block and steel

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

         The following facilities were sold or disposed of during 1998:

                     Plant Name                    Location                        Construction
                     ----------                    --------                        ------------
         W. M.  Bassett                       Martinsville, VA              Brick, frame and concrete
         Bassett Motion                       Saltillo, MS                  Brick, concrete and steel
         Bassett Motion                       Booneville, MS                Brick, concrete and steel
         Impact                               Hildebran, NC                 Brick, concrete and steel
         E. B. Malone Corporation             West Palm Beach, FL           Brick, concrete and steel



ITEM 3.  LEGAL PROCEEDINGS

         A suit was filed in June, 1997, in the Superior Court of the State of California for the County of Los Angeles (the "Superior Court") against the Company, two major retailers and certain current and former employees of the Company. The suit sought certification of a class consisting of all consumers who purchased certain mattresses and box springs from the major retailers which were manufactured by a subsidiary of the Company, E.B. Malone Corporation, with different specifications than those originally manufactured for the sale by these retailers. The suit alleged various causes of action, including negligent misrepresentation, breach of warranty, violations of deceptive practices laws and fraud. Plaintiffs sought compensatory damages of $100 million and punitive damages. In 1997, the Superior Court twice sustained the Company's demurrers to several of plaintiffs' causes of action, but granted the plaintiffs leave to amend. In February, 1998, the Superior Court sustained the Company's demurrers to many of the individual claims, this time without granting plaintiffs leave to amend. The Superior Court also sustained the Company's demurrer to the class action allegations in plaintiffs' Third Amended Complaint, without granting leave to amend, and transferred the entire action out of the class action department. Plaintiffs have filed a notice of appeal from the class action ruling. Plaintiffs also filed a petition for a writ of mandamus or other extraordinary relief seeking immediate review of the other demurrer rulings, which petition was denied. The suit was subsequently transferred from the Superior Court for the County of Los Angeles to the Superior Court for Orange County. After the case was transferred to Orange County, the plaintiffs stipulated to a dismissal with prejudice of all individual defendants. Additionally, all remaining claims against the Company were stayed by the Court pending Plaintiffs' appeal of the dismissal of their class action allegations. Although it is impossible to predict the ultimate outcome of this litigation, the Company intends to vigorously defend this suit because it believes that the damages sought are unjustified and because this case is inappropriate for class action treatment. Because the Company believes that the two major retailers were unaware of the changes in specifications, the Company has agreed to indemnify the two major retailers with respect to the above.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4b. EXECUTIVE OFFICERS OF THE REGISTRANT

         Johne F. Albanese, 38, has been with the Company since 1993 as the Vice President of Marketing and Communications (1993-1996) and Vice President of the Retail Group (since 1997).

         John E. Bassett III, 40, has been with the Company since before 1993 as the Vice President and General Manager of Bassett Table and the Vice President of Wood Manufacturing.

         David R. Bilyeu, 38, was the Director of Information Systems with Tokico, Inc from 1993 until 1995, the Vice President and Director of Information Systems with Harman, Inc from 1995 until 1997, and has been with the Company as Vice President and Chief Information Officer since 1997.

         Grover S. Elliot, 58, was the Chief Financial Officer for Cochrane Furniture from 1993 until 1996 and has been with the Company as Vice President of Finance and Investor Relations since 1996.

         Paul Fulton, 64, was the President of the Sara Lee Corporation (package food & consumer products division) until 1993, from 1994 until 1997 he was Dean of the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill, and has been Chairman and Chief Executive Officer of the Company since 1997.

         Janice E. Hamlin, 45, was the Vice President of Retail Business and Product Development with Warner Bros. Consumer Products (Time Warner) from 1990 until 1996, the Vice President of Marketing for Viacom Retail Group from 1996 until 1997, and has been with the Company as Vice President of Marketing since 1997.

         Jay R. Hervey, Esq., 39, was an Associate with the Richmond Office of McGuire, Woods, Battle and Boothe from 1993 through 1997 and has been the General Counsel, Corporate Vice President and Secretary for the Company since 1997.

         Dennis S. Hoy, 40, was a furniture buyer with Marlo Furniture from 1987 until 1996 and has been with the Company working in the Impact Division, as Casegoods and Merchandise Manager and as Vice President of Merchandising since 1996.

         John S. Lupo, 52, was the Senior Vice President and General Merchandise Manager of Wal-Mart, Inc from 1993-1996, the Senior Vice President and Chief Operating Officer of Wal-Mart International from 1996-1998, and has been the Executive Vice President for Sales and Marketing for the Company since October of 1998.

         Thomas E. Prato, 43, has been with the Company since 1987 and is currently the Vice President of Sales.

         Steven P. Rindskopf, 43, was the Vice President of Human Resources for The Bali Company (a division of the Sara Lee Corporation) from 1993 until 1997, the Owner & Operator of the Master's Loft (Bookstore &
         Cafe) Company from 1997 until 1997, and has been with the Company as Vice President, Administration and Human Resources since 1997.

         Barry C. Safrit, 36, was with CHF Industries from 1993 until 1998 as Controller and as Chief Financial Officer and has been the Vice President and Chief Accounting Officer for the Company since October of 1998.

         Keith R. Sanders, 54, was with Ethan Allen from 1993 until 1998 as the Vice President of Manufacturing and Vice President of Upholstery and has been the Vice President of Upholstery and Manufacturing for the Company since 1998.

         Robert H. Spilman, Jr., 42, was the Company's Executive Vice President of Marketing and Merchandising from 1993 until 1997 and has served as President and Chief Operating Officer since 1997.



                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The information contained in the Annual Report under the caption "Investor Information" with respect to number of stockholders, market prices and dividends paid is incorporated herein by reference thereto.

ITEM 6.  SELECTED FINANCIAL DATA

         The information for the five years ended November 28, 1998, contained in "Other Business Data" in the Annual Report is incorporated herein by reference thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in "Management's Discussion and Analysis of Financial Condition and Result of Operations" in the Annual Report is incorporated herein by reference thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The information contained in "Management's Discussion and Analysis of Financial Condition and Result of Operations" in the Annual Report is incorporated herein by reference thereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and notes to consolidated financial statements of the Registrant and its subsidiaries contained in the Annual Report are incorporated herein by reference thereto. In addition, financial statements of the registrant's 50% or less owned significant subsidiary are included in this Form 10-K on pages F-1 to F-13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Bassett Furniture Industries decided to change its independent Public Accountants from KPMG LLP (KPMG) to Arthur Andersen effective November 21, 1997, and KPMG was notified on that date. This decision was approved unanimously by the Board of Directors. The new management team at Bassett Furniture Industries, since taking charge in August 1997, has changed the Company's management focus and philosophy to more of a strategic focus and emphasis on return on assets employed. Management believes that Arthur Andersen's "business risk" audit approach is directly aligned with the Company's philosophy and will provide this Company's management team with invaluable information towards managing the Company better and planning for the future.

         During the Company's fiscal year ended November 30, 1996 and the subsequent interim period through November 21, 1997, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreements in connection with their opinion.

         The audit report of KPMG on the consolidated financial statements of the Company for the fiscal year ended November 30, 1996 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained on pages 3 through 5 and page 11 of the Proxy Statement under the "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference thereto. Please see section entitled "Executive Officers of the Registrant" in part I of this report for information concerning executive officers.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained on pages 5 through 10 of the Proxy Statement under the captions "Organization, Compensation and Nominating Committee Report," "Stockholder Return Performance Graph," "Executive Compensation," "Supplemental Retirement Income Plan" and "Director Compensation" is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained on pages 1 through 5 of the Proxy Statement under the headings "Principal Stockholders and Holdings of Management" and "Election of Directors" is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained on page 5 of the Proxy statement under the heading "Certain Transactions" is incorporated herein by reference thereto.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) The following consolidated financial statements of the registrant and its subsidiaries, included in the annual report of the registrant to its stockholders for the year ended November 28, 1998 are incorporated herein by reference thereto:

                      Consolidated Balance Sheets--November 28, 1998 and November 30, 1997

                      Consolidated Statements of Operations--Years Ended November 28, 1998, November 30, 1997 and 1996

                      Consolidated Statements of Stockholders' Equity-- Years Ended November 28, 1998, November 30, 1997 and 1996

                      Consolidated Statements of Cash Flows-- Years Ended November 28, 1998, November 30, 1997 and 1996

                      Notes to Consolidated Financial Statements

                      Report of Independent Public Accountants

                 Financial Statements of certain significant 50% or less owned persons are included herein on pages F-1 to F-13.


             (2) All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

             (3) Listing of Exhibits

                 3A. Articles of Incorporation as amended are incorporated herein by reference to Form 10- Q for the fiscal quarter ended February 28, 1994.

                 3B.  By-laws as amended are filed herewith.

            **   10A. Bassett 1993 Long Term Incentive Stock Option Plan is
                      incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (no.33-52405) filed on February 25, 1994.

            **   10B. Bassett Executive Deferred Compensation Plan is
                      incorporated herein by reference to form 10-K for the fiscal year ended November 30, 1997.

            **   10C. Bassett Supplemental Retirement Income Plan is
                      incorporated herein by reference to form 10-K for the fiscal year ended November 30, 1997.

            **   10D. Bassett 1993 Stock Plan for Non-Employee Directors is
                      as amended filed herewith.

            **   10E. Bassett 1997 Employee Stock Plan is incorporated herein by reference to the Registrant's Registration Statement on Form S-8 ( no. 333-60327) filed on July 31, 1998.

                 13. The registrant's Annual Report to Stockholders for the year ended November 28, 1998.*

                 21.  List of subsidiaries of the registrant.

                 23A. Consent of Arthur Andersen LLP is filed herewith.

                 23B. Consent of KPMG LLP is filed herewith.

                 23C. Consent of Dixon Odom PLLC is filed herewith.

                 27.   Financial Data Schedule (EDGAR filing only)

              *With the exception of the information incorporated in this Form
               10-K by reference thereto, the Annual Report shall not be deemed "filed" as a part of this Form 10-K.

             **Management contract or compensatory plan or arrangement of the
               Company.

         (b) No reports on Form 8-K were filed during the last quarter of the registrant's 1998 fiscal year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

         By: /s/ PAUL FULTON                              Date:   2/25/99
            ----------------------------------------           --------------
             Paul Fulton
             Chairman of the Board of Directors and
             Chief Executive Officer


         By:  /s/ ROBERT H. SPILMAN JR.                   Date:   2/25/99
            ----------------------------------------           --------------
             Robert H. Spilman Jr.
             President and Chief Operating Officer


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         By: /s/ AMY W. BRINKLEY                          Date:   2/25/99
            ----------------------------------------           --------------
             Amy W. Brinkley
             Director



         By: /s/ PETER W. BROWN                           Date:   2/25/99
            ----------------------------------------           --------------
             Peter W. Brown
             Director



         By: /s/ THOMAS E. CAPPS                          Date:   2/26/99
            ----------------------------------------           --------------
             Thomas E. Capps
             Director



         By: /s/ WILLIE D. DAVIS                          Date:   2/25/99
            ----------------------------------------           --------------
             Willie D. Davis
                Director



         By: /s/ ALAN T. DICKSON                          Date:   2/25/99
            ----------------------------------------           --------------
             Alan T. Dickson
             Director


         By:  /s/ WILLIAM H. GOODWIN, JR.                 Date:   2/26/99
             ---------------------------------------           --------------
             William H. Goodwin, Jr.
             Director

                              SIGNATURES Continued


         By: /s/ HOWARD H. HAWORTH                        Date:   2/26/99
            ----------------------------------------           --------------
             Howard H. Haworth
                Director



         By: /s/ JAMES W. MCGLOTHLIN                      Date:   2/26/99
            ----------------------------------------           --------------
             James W. McGlothlin
             Director



         By: /s/ THOMAS W. MOSS, JR.                      Date:   2/26/99
            ----------------------------------------           --------------
             Thomas W. Moss, Jr.
             Director



         By:                                              Date:
            ----------------------------------------           --------------
             Michael E. Murphy
             Director



         By: /s/ ALBERT F. SLOAN                          Date:  2/26/99
            ----------------------------------------           --------------
             Albert F. Sloan
             Director



         By:  /s/ BARRY C. SAFRIT                         Date:  2/25/99
            ----------------------------------------           --------------
             Barry C. Safrit
             Vice President and Chief Accounting Officer
            (Principal Financial Officer)

                           ANNUAL REPORT ON FORM 10-K
                              ITEM 14(a)(1) AND (c)

                                CERTAIN EXHIBITS

                          YEAR ENDED NOVEMBER 28, 1998


           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

                                BASSETT, VIRGINIA

                   INTERNATIONAL HOME FURNISHINGS CENTER, INC.


                              FINANCIAL STATEMENTS


                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
-------------------------------------------------------------------------------



TABLE OF CONTENTS


                                                                         Page No.
                                                                         --------
INDEPENDENT AUDITORS' REPORT.............................................   1

FINANCIAL STATEMENTS

   Balance Sheets........................................................   2

   Statements of Income .................................................   3

   Statements of Stockholders' Equity (Deficit)..........................   4

   Statements of Cash Flows..............................................   5

   Notes to Financial Statements.........................................   6

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
International Home Furnishings Center, Inc.
High Point, North Carolina


We have audited the accompanying balance sheets of International Home Furnishings Center, Inc. as of October 31, 1998 and 1997 and the related statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Home Furnishings Center, Inc. at October 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.


/s/ DIXON ODOM PLLC

High Point, North Carolina
November 25, 1998

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
BALANCE SHEETS
OCTOBER 31, 1998 AND 1997
-------------------------------------------------------------------------------


ASSETS                                                                          1998               1997
                                                                            ------------       ------------
CURRENT ASSETS
  Cash and cash equivalents                                                 $ 16,396,705       $  5,574,018
  Restricted cash(Note D)                                                      2,275,974                 --
  Short-term investments                                                          83,643             78,444
  Receivables
    Trade                                                                      2,163,950          1,899,925
    Interest                                                                      36,892             16,200
  Deferred income tax asset                                                      592,000            599,000
  Prepaid expenses                                                                55,965            283,063
                                                                            ------------       ------------

                                                  TOTAL CURRENT ASSETS        21,605,129          8,450,650
                                                                            ------------       ------------
PROPERTY AND EQUIPMENT, at cost
  Land and land improvements                                                   3,293,772          3,293,772
  Buildings, exclusive of theater complex                                     75,196,472         74,821,281
  Furniture and equipment                                                      3,536,662          3,464,427
                                                                            ------------       ------------
                                                                              82,026,906         81,579,480
  Accumulated depreciation                                                   (41,727,981)       (39,581,587)
                                                                            ------------       ------------
                                                                              40,298,925         41,997,893
                                                                            ------------       ------------

OTHER ASSETS
  Theater complex, at cost less amortization(Note H)                           1,020,109          1,063,364
  Deferred financing costs, net of accumulated amortization
   of $20,883 in 1998                                                            563,826                 --
                                                                            ------------       ------------
                                                                               1,583,935          1,063,364
                                                                            ------------       ------------
                                                          TOTAL ASSETS      $ 63,487,989       $ 51,511,907
                                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable, trade                                                   $    833,988       $    736,947
  Accrued property taxes                                                       1,668,201          1,662,933
  Other accrued expenses                                                         895,425            415,462
  Rents received in advance                                                    1,478,883          1,498,572
  Current maturities of long-term debt                                         8,667,074                 --
                                                                            ------------       ------------

                                             TOTAL CURRENT LIABILITIES        13,543,571          4,313,914
                                                                            ------------       ------------

LONG-TERM DEBT                                                                64,950,148                 --
                                                                            ------------       ------------

OTHER LONG-TERM LIABILITIES
  Supplemental retirement benefits                                               963,091            803,741
  Deferred income tax liability                                                1,936,000          2,020,000
                                                                            ------------       ------------
                                                                               2,899,091          2,823,741
                                                                            ------------       ------------
COMMITMENT(Note H)

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $5 par value, 1,000,000 shares authorized,
   527,638 shares issued and outstanding in 1998 and 1997                      2,638,190          2,638,190
  Additional paid-in capital                                                     169,360            169,360
  Retained earnings (deficit)                                                (20,712,371)        41,566,702
                                                                            ------------       ------------
                                                                             (17,904,821)        44,374,252
                                                                            ------------       ------------
                                                 TOTAL LIABILITIES AND
                                        STOCKHOLDERS' EQUITY (DEFICIT)      $ 63,487,989       $ 51,511,907
                                                                            ============       ============


-------------------------------------------------------------------------------
See accompanying notes to financial statements.                          Page 2

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                                         1998             1997             1996
                                                     ------------     ------------    -------------
OPERATING REVENUES
   Rental income                                      $31,046,712     $31,099,737     $30,185,343
   Other revenues                                       6,333,233       5,907,086       5,321,123
                                                      -----------     -----------     -----------

                         TOTAL OPERATING REVENUES      37,379,945      37,006,823      35,506,466
                                                      -----------     -----------     -----------

OPERATING EXPENSES
   Compensation and benefits                            3,648,331       3,503,952       3,277,406
   Market and promotional                               2,554,960       2,705,908       2,406,917
   Maintenance and building costs                         743,347       1,188,784       1,714,734
   Depreciation expense                                 2,187,359       2,191,755       2,257,549
   Rent                                                   138,835         138,835         138,835
   Property taxes and insurance                         2,012,249       2,061,772       2,078,482
   Utilities                                            1,769,612       1,685,299       1,777,009
   Other operating costs                                  472,929         439,691         558,173
                                                      -----------     -----------     -----------

                         TOTAL OPERATING EXPENSES      13,527,622      13,915,996      14,209,105
                                                      -----------     -----------     -----------

                           INCOME FROM OPERATIONS      23,852,323      23,090,827      21,297,361
                                                      -----------     -----------     -----------

NONOPERATING INCOME
   Interest income                                        802,224       1,552,708       1,562,480
   Dividend income                                          4,188           3,874           2,819
                                                      -----------     -----------     -----------

                        TOTAL NONOPERATING INCOME         806,412       1,556,582       1,565,299
                                                      -----------     -----------     -----------

NONOPERATING EXPENSES
   Interest expense                                     1,517,248              --              --
                                                      -----------     -----------     -----------

                      TOTAL NONOPERATING EXPENSES       1,517,248              --              --
                                                      -----------     -----------     -----------

                       INCOME BEFORE INCOME TAXES      23,141,487      24,647,409      22,862,660

PROVISION FOR INCOME TAXES                              9,103,000       9,542,000       8,413,000
                                                      -----------     -----------     -----------

                                       NET INCOME     $14,038,487     $15,105,409     $14,449,660
                                                      ===========     ===========     ===========

BASIC EARNINGS PER COMMON SHARE                       $     26.61     $     28.63     $     27.13
                                                      ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                527,638         527,638         532,558
                                                      ===========     ===========     ===========


-------------------------------------------------------------------------------
See accompanying notes to financial statements.                          Page 3

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                                          Additional         Retained
                                            Common         Paid-In           Earnings
                                             Stock         Capital           (Deficit)           Total
                                        ------------      ------------      ------------      ------------
BALANCE, OCTOBER 31, 1995               $  2,776,715      $    178,252      $ 70,946,876      $ 73,901,843

  Net income                                      --                --        14,449,660        14,449,660
  Purchase and retirement of
   27,705 common shares                     (138,525)           (8,892)       (7,490,538)       (7,637,955)
                                        ------------      ------------      ------------      ------------

BALANCE, OCTOBER 31, 1996                  2,638,190           169,360        77,905,998        80,713,548

  Net income                                      --                --        15,105,409        15,105,409
  Dividends paid ($97.50 per
   common share)                                  --                --       (51,444,705)      (51,444,705)
                                        ------------      ------------      ------------      ------------

BALANCE, OCTOBER 31, 1997                  2,638,190           169,360        41,566,702        44,374,252

  Net income                                      --                --        14,038,487        14,038,487
  Dividends paid ($144.64 per
   common share)                                  --                --       (76,317,560)      (76,317,560)
                                        ------------      ------------      ------------      ------------

BALANCE (DEFICIT), OCTOBER 31, 1998     $  2,638,190      $    169,360      $(20,712,371)     $(17,904,821)
                                        ============      ============      ============      ============


-------------------------------------------------------------------------------
See accompanying notes to financial statements.                           Page 4

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------


                                                               1998              1997              1996
                                                           ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $ 14,038,487      $ 15,105,409      $ 14,449,660
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                             2,247,363         2,230,876         2,296,669
    Provision for losses on accounts receivable                   5,286             1,963            12,123
    (Gain) loss on disposal of assets                            (1,000)            2,000            (1,707)
    Deferred income taxes                                       (77,000)         (138,000)          (67,000)
    Change in assets and liabilities
      (Increase) decrease in trade and interest
      receivables                                              (290,003)          330,334          (142,682)
      (Increase) decrease in prepaid expenses                   227,098           (35,698)          549,905
      Increase (decrease) in accounts payable and
       accrued expenses                                         582,272          (267,282)          (78,363)
      Increase (decrease) in rents received in advance          (19,689)          120,952            28,833
      Decrease in deferred compensation liability                    --                --            (3,100)
      Increase in supplemental retirement benefits              159,350           147,547           136,617
                                                           ------------      ------------      ------------

                                  NET CASH PROVIDED BY
                                  OPERATING ACTIVITIES       16,872,164        17,498,101        17,180,955
                                                           ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in restricted cash                                (2,275,974)               --                --
  Purchase and construction of property and equipment          (484,257)         (146,092)         (327,533)
  Proceeds from sale of property and equipment                    1,000             2,000             2,500
  Collections on notes receivable                                    --                --            25,350
  Purchase of certificates of deposit                                --                --        (2,000,000)
  Purchase of short-term investments                             (5,199)           (4,585)           (6,929)
  Proceeds from maturity of certificates of deposit                  --                --         2,000,000
  Proceeds from maturity of short-term investments                   --           150,000         1,034,865
                                                           ------------      ------------      ------------

                             NET CASH PROVIDED (USED)
                               BY INVESTING ACTIVITIES       (2,764,430)            1,323           728,253
                                                           ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                               75,000,000                --                --
  Principal payments on long-term debt                       (1,382,778)               --                --
  Payment of deferred financing costs                          (584,709)               --                --
  Dividends paid                                            (76,317,560)      (51,444,705)               --
  Purchase and retirement of common stock                            --                --        (7,637,955)
                                                           ------------      ------------      ------------

                                      NET CASH USED BY
                                  FINANCING ACTIVITIES       (3,285,047)      (51,444,705)       (7,637,955)
                                                           ------------      ------------      ------------

                            NET INCREASE (DECREASE) IN
                             CASH AND CASH EQUIVALENTS       10,822,687       (33,945,281)       10,271,253

CASH AND CASH EQUIVALENTS, BEGINNING                          5,574,018        39,519,299        29,248,046
                                                           ------------      ------------      ------------

                     CASH AND CASH EQUIVALENTS, ENDING     $ 16,396,705      $  5,574,018      $ 39,519,299
                                                           ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

  Cash paid during the year for:
    Income taxes                                           $  8,965,827      $  9,707,600      $  8,195,264
    Interest expense                                          1,069,696                --                --



-------------------------------------------------------------------------------
See accompanying notes to financial statements.                           Page 5

NOTE A - DESCRIPTION OF BUSINESS

The Company is the lessor of permanent exhibition space to furniture and accessory manufacturers which are headquartered throughout the United States and in many foreign countries. This exhibition space, located in High Point, North Carolina, is used by the Home Furnishings Industry to showcase its products at the International Home Furnishings Market held each April and October. The details of the operating leases with the Company's tenants are described in Note J.

The Company has been in business since June 27, 1919, and operates under the trade name of "International Home Furnishings Center."


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies relative to the carrying values of property and equipment and theater complex are indicated in the captions on the balance sheets. Other significant accounting policies are as follows:

Rental Income

Income from rental of exhibition space is recognized under the operating method. Aggregate rentals are reported as income on the straight-line basis over the lives of the leases, and expenses are charged as incurred against such income. Future rentals under existing leases are not recorded as assets in the accompanying balance sheets.

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

   Land improvements                                                    10 years
   Building structures                                            20 to 50 years
   Building components                                             5 to 20 years
   Furniture and equipment                                         3 to 10 years

Deferred Financing Costs

Costs associated with obtaining the term loan disclosed in Note F have been deferred and are being amortized on the straight-line method over the term of the related debt. Amortization expense charged to operations during the year ended October 31, 1998 was $20,883.

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

Earnings Per Common Share

During the year ended October 31, 1998, the Company adopted FASB Statement No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution and has been computed using the weighted average number of common shares outstanding during the year. Diluted EPS would reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has no dilutive potential common shares.

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


--------------------------------------------------------------------------------

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

Because the Company and SFEB were commonly controlled, the exchange of stock and resulting merger has been accounted for at historical cost in a manner similar to a pooling of interest. Accordingly, the accompanying financial statements for the year ended October 31, 1996 are based on the assumption that the two companies were combined for the full year.

NOTE D - RESTRICTED CASH

Restricted cash consists of an interest-bearing debt service account. The Company makes semi-annual escrow deposits each May and November in amounts sufficient to provide interest and principal payments on the Company's term debt for the ensuing six months.


-------------------------------------------------------------------------------

NOTE E - INVESTMENT IN DEBT AND MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of October 31, 1998 and 1997:

                                                                    1998
                                   ---------------------------------------------------------------
                                                       Gross            Gross
                                    Amortized       Unrealized        Unrealized         Fair
                                      Cost            Gains             Losses           Value
                                   -----------      ------------      -----------      -----------
Debt securities
  State and local governments      $10,528,478      $         --      $        --      $10,528,478
  U. S. corporations                 3,000,000                --               --        3,000,000
Equity securities                       83,643                --               --           83,643
                                   -----------      ------------      -----------      -----------

                                   $13,612,121      $         --      $        --      $13,612,121
                                   ===========      ============      ===========      ===========

                                                                    1997
                                   ---------------------------------------------------------------
                                                       Gross            Gross
                                    Amortized       Unrealized       Unrealized          Fair
                                      Cost             Gains            Losses           Value
                                   -----------      ------------      -----------      -----------
Debt securities
  State and local governments      $1,054,136      $         --      $       --      $1,054,136
  U. S. corporations                2,000,000                --              --       2,000,000
Equity securities                      78,444                --              --          78,444
                                   ----------      ------------      ----------      ----------

                                   $3,132,580      $         --      $       --      $3,132,580
                                   ==========      ============      ==========      ==========

Available-for-sale securities are classified in the following balance sheet captions as of October 31, 1998 and 1997:

                                  1998              1997
                              -------------    -------------
Cash and cash equivalents      $13,528,478      $ 3,054,136
Short-term investments              83,643           78,444
                               -----------      -----------

                               $13,612,121      $ 3,132,580
                               ===========      ===========

All the Company's debt securities mature within one year.



-------------------------------------------------------------------------------

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following at October 31, 1998:

Term note payable, principal and interest are due in
monthly installments of $1,137,987 through August 1,
2005, with interest included at 7.06%, collateralized by
land and buildings with a carrying value of $39,939,683
at October 31, 1998                                           $73,617,222

Less current maturities                                         8,667,074
                                                              -----------
                                                              $64,950,148
                                                              ===========

The aggregate maturities of long-term debt are due as follows:

         Year Ending October 31,
                  1999                                  $ 8,667,074
                  2000                                    9,295,564
                  2001                                    9,995,880
                  2002                                   10,735,336
                  2003                                   11,529,494
               Thereafter                                23,393,874
                                                        -----------
                                                        $73,617,222
                                                        ===========

Under the provisions of the loan agreement, the Company is required, among other things, to comply with restrictive loan covenants including maintaining certain financial ratios and minimum levels of net worth and working capital. The Company was in compliance with the terms of the loan agreement at October 31, 1998.


NOTE G - INCOME TAXES

The provision for income taxes consisted of the following for the years ended October 31, 1998, 1997 and 1996:

                                     1998             1997               1996
                                 ------------      -----------        -----------
Federal:
  Current                         $ 7,450,000       $ 7,785,000       $ 6,740,000
  Deferred                            (62,000)         (109,000)          (54,000)
                                  -----------       -----------       -----------
                                    7,388,000         7,676,000         6,686,000
                                  -----------       -----------       -----------
State:
  Current                           1,730,000         1,895,000         1,740,000
  Deferred                            (15,000)          (29,000)          (13,000)
                                  -----------       -----------       -----------
                                    1,715,000         1,866,000         1,727,000
                                  -----------       -----------       -----------
                       TOTAL      $ 9,103,000       $ 9,542,000       $ 8,413,000
                                  ===========       ===========       ===========



--------------------------------------------------------------------------------

A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

                                              1998             1997               1996
                                          -----------       -----------       -----------
Income taxes computed at the federal
 statutory rate                           $ 8,100,000       $ 8,627,000       $ 8,002,000
State taxes, net of federal benefit         1,115,000         1,232,000         1,143,000
Nontaxable investment income                 (196,000)         (414,000)         (411,000)
Other, net                                     84,000            97,000          (321,000)
                                          -----------       -----------       -----------

                                          $ 9,103,000       $ 9,542,000       $ 8,413,000
                                          ===========       ===========       ===========

The components of deferred income taxes consist of the following:

                                                       1998              1997             1996
                                                   -----------       -----------       -----------
Deferred income tax assets:
  Rents received in advance                        $   592,000       $   599,000       $   551,000
  Supplemental retirement benefits                     384,000           321,000           264,000
                                                   -----------       -----------       -----------

                    TOTAL DEFERRED TAX ASSETS          976,000           920,000           815,000

Deferred income tax liabilities:
  Depreciation                                      (2,320,000)       (2,341,000)       (2,374,000)
                                                   -----------       -----------       -----------

           TOTAL NET DEFERRED TAX LIABILITIES      $(1,344,000)      $(1,421,000)      $(1,559,000)
                                                   ===========       ===========       ===========


NOTE H - LAND LEASE COMMITMENT

During 1975, the Company completed construction of an eleven-story exhibition building. The building is constructed on land leased from the City of High Point, North Carolina under a noncancelable lease. The lease is for an initial term of fifty years with three options to renew for periods of ten years each and a final renewal option for nineteen years. Annual rental under the lease is $138,835 as of October 31, 1998 and is subject to adjustment at the end of each five-year period, such adjustment being computed as defined in the lease agreement. As part of the lease agreement, the Company constructed a theater complex for public use and office space for use by the City of High Point on the lower levels of the building. Annual rental cash payments over the initial fifty-year lease term are being reduced by $39,121 which represents amortization of the cost of the theater and office complex constructed for the City of High Point. At the termination of the lease, the building becomes the property of the City of High Point. Under the terms of the lease, the Company is responsible for all expenses applicable to the exhibition portion of the building. The City of High Point is responsible for all expenses applicable to the theater complex and office space constructed for use by the City.


--------------------------------------------------------------------------------

NOTE I - RETIREMENT EXPENSE

Amounts expensed under the Company's retirement plans amounted to $268,856, $293,974 and $277,553 for the years ended October 31, 1998, 1997 and 1996, respectively, including $159,350, $147,547 and $136,617 under the supplemental retirement benefits plan for the years ended October 31, 1998, 1997 and 1996, respectively.


NOTE J - RENTALS UNDER OPERATING LEASES

The Company's leasing operations consist principally of leasing exhibition space. Property on operating leases consists of substantially all of the asset "buildings, exclusive of theater complex" included on the balance sheets. Accumulated depreciation on this property amounted to $38,909,532 and $36,893,568 at October 31, 1998 and 1997, respectively. Leases are typically for five-year periods and contain provisions to escalate rentals based upon either the increase in the consumer price index or increases in ad valorem taxes, utility rates and charges, minimum wage imposed by federal and state governments, maintenance contracts for elevators and air conditioning, maintenance of common areas, social security payments, increases resulting from collective bargaining contracts, if any, and such other similar charges and rates required in operating the Company. Tenants normally renew their leases.

The following is a schedule of minimum future rentals under noncancelable operating leases as of October 31, 1998, exclusive of amounts due under escalation provisions of lease agreements:

         Year Ending October 31,
                  1999                                  $26,611,372
                  2000                                   16,841,511
                  2001                                   11,655,406
                  2002                                    7,188,227
                  2003                                    1,625,780
               Thereafter                                   223,916
                                                        -----------
      Total minimum future rentals                      $64,146,212
                                                        ===========

Rental income includes contingent rentals under escalation provisions of leases of $1,401,867, $1,534,413 and $1,270,969 for the years ended October 31, 1998,
1997 and 1996, respectively.


NOTE K - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits and trade accounts receivable from customers predominantly in the Home Furnishings Industry. As of October 31, 1998, the Company's bank balances exceeded federally insured limits by $3,054,561. The Company's trade accounts receivable are generally collateralized by merchandise in leased exhibition spaces which is in the Company's possession.


--------------------------------------------------------------------------------

NOTE L - STOCKHOLDERS' DEFICIT

During the year ended October 31, 1998, the Company paid dividends of $76,317,560 resulting in a deficit in stockholders' equity of $17,904,821 at October 31, 1998. The dividends were financed, in part, with the proceeds of a $75,000,000 term loan. Although interest on the debt will negatively impact future earnings, management believes future earnings will restore stockholders' equity to a substantial positive amount and that operating cash flows will be sufficient to provide for debt service and for the Company's other financing and investing needs.

--------

                                      INDEX TO EXHIBITS


  Exhibit No.
  -----------
       3B         Amended By-laws

      10D         Bassett 1993 Stock Plan for Non-Employee Directors as amended.

      13          Bassett Furniture Industries, Inc. Annual Report to
                  Stockholders for the year ended November 28, 1998

      21          List of subsidiaries of registrant

      23A         Consent of Independent Public Accountants

      23B         Consent of Previous Independent Public Accountants


      23C         Consent of Independent Public Accountants

      27          Financial Data Schedule (EDGAR filing only)