Form 10-Q
period 1999-02-27
BASSETT FURNITURE INDUSTRIES INC
filed 1999-04-13
CIK 10329

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 1999

                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________

Commission File No. 0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
             (Exact name of Registrant as specified in its charter)

          Virginia                                          54-0135270
          (State or other jurisdiction                (I.R.S. Employer
          of incorporation or organization)        Identification No.)

                          3525 Fairystone Park Highway
                             Bassett, Virginia 24055
                    (Address of principal executive offices)
                                   (Zip Code)


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

At April 5, 1999, 12,671,156 shares of common stock of the Registrant were outstanding.


                                    1 of 14

                         PART I - FINANCIAL INFORMATION

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
   FOR THE 13 WEEKS ENDED FEBRUARY 27, 1999 AND FEBRUARY 28, 1998 - UNAUDITED

                      (in thousands except per share data)

                                                       1999              1998
                                                    ---------         ---------
Net Sales                                           $  99,809         $  98,333
Cost of sales                                          80,233            80,751
                                                    ---------         ---------
Gross profit                                           19,576            17,582

Selling, general and administrative                    16,530            15,779
                                                    ---------         ---------
Income from operations                                  3,046             1,803

Other income, net                                       3,352             2,747
                                                    ---------         ---------
Income before income taxes                              6,398             4,550

Income taxes                                            1,983             1,115
                                                    ---------         ---------
Net income                                              4,415             3,435

Retained earnings-beginning of period                 193,130           188,761
Cash dividends                                         (2,551)           (2,610)
Purchase and retirement of
   common stock                                        (2,892)                0
                                                    ---------         ---------
Retained earnings-end of period                     $ 192,102         $ 189,586
                                                    =========         =========

Basic earnings per share                            $    0.34         $    0.26
                                                    =========         =========

Diluted earnings per share                          $    0.34         $    0.26
                                                    =========         =========

Dividends per share                                 $    0.20         $    0.20
                                                    =========         =========




----------------------------------------

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.




                                    2 of 14

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     FEBRUARY 27, 1999 AND NOVEMBER 28, 1998

                                 (in thousands)

                                                     (Unaudited)
Assets                                            February 27, 1999          November 28, 1998
------                                            -----------------          -----------------
Current assets
    Cash and cash equivalents                             $   2,880                  $   5,499
    Short term investments                                    4,523                      8,923
    Trade accounts receivable, net                           64,209                     59,203
    Inventories, net                                         45,779                     47,285
    Prepaid expenses                                          2,438                      2,038
    Refundable income taxes                                   7,198                      8,018
    Deferred income taxes                                    11,479                     12,682
                                                          ---------                  ---------
Total current assets                                        138,506                    143,648
                                                          ---------                  ---------

Property & equipment
    Cost                                                    190,529                    185,392
    Less allowances for depreciation                        131,617                    129,005
                                                          ---------                  ---------
Total property & equipment                                   58,912                     56,387
                                                          ---------                  ---------

Other long-term assets
    Investment securities                                    41,425                     50,739
    Investment in affiliated companies                       61,007                     52,769
    Assets held for sale                                        401                      1,023
    Other                                                    16,619                     16,948
                                                          ---------                  ---------
Total other long-term assets                                119,452                    121,479
                                                          ---------                  ---------
Total assets                                              $ 316,870                  $ 321,514
                                                          =========                  =========

Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable                                      $  19,570                  $  20,221
    Accrued liabilities                                      22,805                     24,514
                                                          ---------                  ---------
Total current liabilities                                    42,375                     44,735
                                                          ---------                  ---------

Long-term liabilities
    Employee benefits                                        11,155                     11,272
    Deferred income taxes                                       461                        595
                                                          ---------                  ---------
Total long-term liabilities                                  11,616                     11,867
                                                          ---------                  ---------

Commitments and Contingencies (Note E)

Stockholders' Equity
     Common stock                                            63,553                     64,425
     Additional paid in capital                                   0                          0
     Retained earnings                                      192,102                    193,130
     Unrealized holding gains, net of tax                     8,093                      8,286
     Unamorized stock compensation                             (869)                      (929)
                                                          ---------                  ---------
Total stockholders' equity                                  262,879                    264,912
                                                          ---------                  ---------
Total liabilities and stockholders' equity                $ 316,870                  $ 321,514
                                                          =========                  =========

----------------------------------------

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.


                                    3 of 14

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE 13 WEEKS
           ENDED FEBRUARY 27, 1999 AND FEBRUARY 28, 1998 - UNAUDITED

                                 (in thousands)


                                                                      1999           1998
                                                                    --------       --------
Net income                                                          $  4,415       $  3,435
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
       Depreciation and amortization                                   2,161          1,611
       Equity in undistributed income of affiliated companies         (2,288)        (1,165)
       Provision for losses on trade accounts receivable                  --             61
       Provision for deferred income taxes                             1,202          1,425
       Net gain from sales of investment securities                     (391)           (35)
       Net gain from sales of property and equipment                      --           (178)
       Compensation earned under restricted stock plan                    60             44
       Changes in operating assets and liabilities:
             Trade accounts receivable                                (5,006)         3,848
             Inventory                                                 1,506            577
             Prepaid expenses and other                                 (400)           (32)
             Income taxes                                                820            121
             Accounts payable and accrued liabilities                 (2,360)        (7,555)
             Long-term liabilities                                      (117)           178
                                                                    --------       --------
          Net cash provided by (used in) operating activities           (398)         2,335
                                                                    --------       --------

Investing activities:
    Purchases of property and equipment                               (5,411)        (2,416)
    Proceeds from sales of property and equipment                        970          1,114
    Purchases of investment securities                                    --           (414)
    Proceeds from sale of investment securities                       14,076          1,603
    Investment in affiliated companies                                (5,850)            --
    Other                                                                308             --
                                                                    --------       --------
           Net cash provided by (used in) investing activities         4,093           (113)
                                                                    --------       --------


Financing activities:
  Issuance of common stock                                                15             90
  Purchases of common stock                                           (3,778)            --
  Cash dividends                                                      (2,551)            --
                                                                    --------       --------
            Net cash provided by (used in) financing activities       (6,314)            90
                                                                    --------       --------

Net change in cash and cash equivalents                               (2,619)         2,312

Cash and cash equivalents, beginning of period                         5,499         29,552
                                                                    --------       --------

Cash and cash equivalents, end of period                            $  2,880       $ 31,864
                                                                    ========       ========

----------------------------------------

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.




                                    4 of 14

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

        FEBRUARY 27, 1999 (in thousands except share and per share data)

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

Note B. Inventories:

Inventories are carried at last-in, first-out (LIFO) cost which is not in excess of market. Inventories at February 27, 1999 and November 28, 1998 consisted of the following:


                                                               February 27,   November 28,
                                                                   1999           1998
                                                                   ----           ----
Finished goods                                                   $ 36,736       $ 37,430
Work in process                                                     8,990          9,169
Raw materials and supplies                                         26,023         26,506
                                                                 --------       --------
Total inventories valued at first-in, first-out (FIFO) cost        71,749         73,105
LIFO adjustment                                                   (25,970)       (25,820)
                                                                 --------       --------
Total inventories                                                $ 45,779       $ 47,285
                                                                 ========       ========


Note C. Investment in affiliated companies:

Summarized combined income statement information for the Company's equity method investments for the thirteen weeks ended February 27,1999 and February 28, 1998 are as follows:

                                                        1999               1998
                                                       ------             ------
Revenues                                               $9,420             $7,841
Income from operations                                  6,333              4,660
Net income                                              3,808              2,870

Note D. Comprehensive income:

The Company adopted the Statement of Financial Accounting Standards No. 130 "Comprehensive Income" ("SFAS No. 130") during the first quarter of fiscal 1999. Provisions of SFAS No. 130 require companies to display comprehensive income and its components in their financial statements. Comprehensive income is the total of net income and all other non owner changes in equity. The components of comprehensive income, net of related tax effects, for the thirteen weeks ended February 27, 1999 and February 28, 1998 are as follows:

                                                       1999                1998
                                                     -------             -------
Net Income                                           $ 4,415             $ 3,435
Unrealized holding gains
(losses), net of tax                                    (193)                670
                                                     -------             -------
Comprehensive income                                 $ 4,222             $ 4,105
                                                     =======             =======




                                    5 of 14

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED FEBRUARY 27, 1999 (in thousands except share and per share data)


Note E. Contingencies:

A suit was filed in June, 1997, in the Superior Court of the State of California for the County of Los Angeles (the "Superior Court") against the Company, two major retailers and certain current and former employees of the Company. The suit sought certification of a class consisting of all consumers who purchased certain mattresses and box springs from the major retailers that were manufactured by a subsidiary of the Company, E.B. Malone Corporation, with different specifications than those originally manufactured for sale by these retailers. The suit alleged various causes of action, including negligent misrepresentation, breach of warranty, violations of deceptive practices laws and fraud. Plaintiffs sought compensatory damages of $100 million and punitive damages. In 1997, the Superior Court twice sustained the Company's demurrers to several of plaintiffs' causes of action, but granted the plaintiffs leave to amend. In February, 1998, the Superior Court sustained the Company's demurrers to many of the individual claims, this time without granting plaintiffs leave to amend. The Superior Court also sustained the Company's demurrer to the class action allegations in plaintiffs' Third Amended Complaint, without granting leave to amend, and transferred the entire action out of the class action department. Plaintiffs have filed a notice of appeal from the class action ruling. Plaintiffs also filed a petition for a writ of mandamus or other extraordinary relief seeking immediate review of the other demurrer rulings, which petition was denied. The suit was subsequently transferred from the Superior Court for the County of Los Angeles to the Superior Court for Orange County. After the case was transferred to Orange County, the plaintiffs stipulated to a dismissal with prejudice of all individual defendants. Additionally, all remaining claims against the Company were stayed by the Court pending Plaintiffs' appeal of the dismissal of their class action allegations. Although it is impossible to predict the ultimate outcome of this litigation, the Company intends to vigorously defend this suit because it believes that the damages sought are unjustified and because this case is inappropriate for class action treatment. Because the Company believes that the two major retailers were unaware of the changes in specifications, the Company has agreed to indemnify the two major retailers with respect to the above.

Legislation will phase out interest deductions on certain policy loans related to Company owned life insurance (COLI) as of January 1, 1999. The Company recorded cumulative reductions to income tax expenses of approximately $8,000 as the result of COLI interest deductions through November 28, 1998. The Internal Revenue Service, on a national level, is evaluating its position regarding the deductibility of COLI policy loan interest for years prior to January 1, 1999. In 1998 and 1999, the IRS issued several Technical Advice Memoranda regarding the deductibility of certain aspects of COLI for taxpayers unrelated to the Company. Management understands that the adverse position taken by the IRS will be subjected to extensive challenges in court. In the event that the IRS prevails, the outcome could result in a material impact upon the Company's future income taxes and results of operations.

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

Note F

In the first quarter of 1999, the Company entered into a series of equity index collars in order to manage equity risk exposures related to its approximate $24 million portfolio of equity securities. The collars expire quarterly over a period of three years commencing December 1998. Management's estimate of the fair value of the equity index collars at February 27, 1999 is $0.



                                    6 of 14

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES FEBRUARY 27, 1999 (in thousands except share and per share data)


Note G. Earnings per share:

The following reconciles basic and diluted earnings per share.



                                                      Income          Shares     Earnings per
                                                                                    share
                                                    -----------------------------------------
For the thirteen weeks ended February 27, 1999
----------------------------------------------

Net income available to common stockholders         $    4,415      12,800,832      $0.34
Effect of dilutive securities:
    Options issued to directors and employees               --           1,117         --

    Restricted stock issued to employees                    --           1,976         --

                                                    ----------      ----------      -----
Diluted earnings per share                          $    4,415      12,803,925      $0.34
                                                    ==========      ==========      =====


For the thirteen weeks ended February 28, 1998
----------------------------------------------

Net income available to common stockholders         $    3,435      13,022,883      $0.26
Effect of dilutive securities:
    Options issued to directors and employees               --          88,988         --

    Restricted stock issued to employees                    --           1,661         --

                                                    ----------      ----------      -----
Diluted earnings per share                          $    3,435      13,113,532      $0.26
                                                    ==========      ==========      =====







Options to purchase 1,349,288 shares of common stock at prices ranging from $22.50 to $37.40 per share were outstanding during the first quarter of 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. In 1998, 149,067 shares at a price of $37.40 were similarly excluded.

Note H. Subsequent Event

Subsequent to the end of the first quarter of 1999, the Company entered into a definitive agreement to sell its Mattress Division to Premier Bedding Group LLC
(PBG), a new company formed by LIS Corporation. The Company expects to close the sale during the second quarter of 1999. Net sales and operating income for the mattress division were $7,200 and $31 in the first quarter of 1999, and $10,100 and $277 in the first quarter of 1998. Net assets for the division approximated $10 million as of February 27, 1999, and $11 million as of November 28, 1998.



                                    7 of 14

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                                February 27,1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results - First quarter 1999 compared with first quarter 1998

Net sales increased 2% to $99.8 million in 1999, from $98.3 million in 1998. The sales increase was led by sales to our Bassett Furniture Direct (BFD) stores which nearly doubled from $9 million in the first quarter of 1998 to $17 million in the first quarter of 1999. There are currently 38 BFD stores across the country, including our first two corporate-owned stores which opened in Greenville, SC in November 1998, and in Charlotte, NC in January 1999. Wood Division sales increased 12% for the quarter due to BFD expansion and improved product offerings, however, this was offset by a 28% decline in Mattress Division sales due to the loss of two major customers in the second quarter of 1998.

The gross profit margin was 19.6% in the first quarter of 1999, compared with 17.9% in the first quarter of 1998. Non-recurring charges of $2.1 million were recorded to cost of sales in the first quarter of 1998. On a continuing operations basis, margins improved from 19.3% to 19.6% due entirely to our Upholstery Division, where the impact of new management, cell manufacturing, and product mix have improved gross margin by approximately three percentage points for this division.

The operating margin was 3.1% in the first quarter of 1999 compared to 1.8% in the first quarter of 1998. Nonrecurring charges totaling $1.5 million were recorded in the first quarter of 1998. On a continuing operations basis, operating margin actually decreased from 3.4% to 3.1 % as we continue to invest in the Bassett brand and our organization infrastructure. Start up costs of approximately $.5 million were recorded in the first quarter of 1999 related to a new dining room table plant and our expanding retail operations.

Other income increased from $2.7 million in the first quarter of 1998 to $3.4 million in the first quarter of 1999 due to improved investment earnings and a more strategic investment of our excess capital.

The effective tax rate was 31% in the first quarter of 1999 compared to 25% in the first quarter of 1998. This increase is the result of the phase out of interest deductions on certain policy loans related to Company owned life insurance (COLI). The 1999 effective tax rate was lower than the statutory federal income tax rate due to exclusions for tax exempt and undistributed affiliate income.




                                    8 of 14

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                                FEBRUARY 27,1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Cash used in operating activities in 1999 was $.4 million compared to $2.3 million provided by operating activities in the first quarter 1998. This change was due entirely to a $5 million increase in accounts receivable for the quarter. The increase in receivables reflects the extended terms given to opening orders for new BFD stores.

The Company invested $5.4 million in property and equipment in the first quarter of 1999 for wood manufacturing machinery to improve productivity, new enterprise wide information systems, and its new dining room table plant. Cash proceeds of $14.1 million were received from municipal bonds which were sold or matured during the first quarter. These funds were invested in property and equipment as discussed above, and selected strategic investment opportunities, linked to the Company's marketing and distribution strategies. The proceeds were also used to fund quarterly dividends of $2.5 million and to repurchase Company stock.

The Company purchased and retired 175,000 shares of its Common Stock during the first quarter of 1999. These purchases were part of the Company's stock repurchase program, approved in 1998, which allows the Company to repurchase up to 1.3 million shares for an aggregate purchase price not to exceed $40 million. The average cost of the shares purchased was $21.59, resulting in a total expenditure of $3.8 million.

The Company plans to invest approximately $50 to $60 million per year over the next few years to aggressively execute its BFD expansion and upgrade its manufacturing capabilities. The Company's solid financial position with significant liquidity and no debt affords it many options. Management intends to examine opportunities to strengthen its balance sheet and increase shareholder value which may require debt financing. The Company has not typically used the debt or equity markets as sources of funds or capital.


The current ratio as of February 27, 1999 and November 28, 1998, respectively, was 3.27 to 1 and 3.21 to 1. Working capital at February 27, 1999 was $96,131 compared to $98,913 at November 28, 1998. The Company's consolidated financial statements are prepared on the basis of historical dollars and are not intended to show the impact of inflation or changing prices. Neither inflation nor changing prices have had a material effect on the Company's consolidated financial position and results of operations in prior years.


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


                                    9 of 14

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                                FEBRUARY 27,1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Year 2000

Over the past few years, the Company has been steadily reengineering its business processes and information systems to prepare for the conversion to year 2000. This effort has incorporated an analysis of Year 2000 issues, and management believes that appropriate and timely actions are being taken. The Year 2000 issue results from the inability of many computer systems and applications to recognize the year 2000 as the year following 1999. This could cause systems to process critical information incorrectly. The Company plans to implement new systems and technologies in 1999 that will provide solutions to these issues. In addition, the Company purchased an enterprise system in 1998, which will be implemented prior to year 2000, which will be in compliance with Year 2000 issues. The most significant step in accomplishing this goal was completed in the first quarter of 1998 when a comprehensive enterprise system (which had been installed in over 4,400 companies and is Year 2000 compliant) was purchased; implementation began immediately and should be completed in the fourth quarter of 1999. In 1998, the Company engaged a consultant, knowledgeable of the enterprise system being installed, to advise and assist in the installation and implementation of the system. The Company has made a thorough survey to identify all microcontrollers that are embedded within equipment to determine compliance in this area. All microcontrollers that were identified as non-compliant were or will be replaced. The Company now has a verification program to insure that all microcontrollers have been properly identified and replaced.

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

The Company is developing a contingency plan in the event that a business interruption caused by Year 2000 problems should occur. Contingency plans are in place for all information technology systems. The Company is preparing to upgrade its existing computer systems in order to ensure compliance. Management is researching key raw materials markets to ensure that the Company is adequately supplied in the event that a key supplier is not compliant.

The Company does not expect the cost of implementation to have a material adverse effect on its future results of operations, liquidity or capital resources. The total cost of the new enterprise system is estimated at $8 million. This total includes the Year 2000 project. The new system was not purchased to solely achieve Year 2000 compliance in the Company's information systems. Instead it was purchased to provide management with the information and tools that it needs to better manage the Company. The Year 2000 problem has slightly accelerated the timetable for implementation, however. Of the total project cost, $7 million represents the purchase of new software, new hardware, and related implementation costs which will be capitalized. The remaining will be expensed as incurred during 1999 and 2000. As of the end of the first quarter, the Company has spent approximately $3 million on the project.




                                    10 of 14

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                                FEBRUARY 27,1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Market Risk

The company has significant investments in both equity securities and municipal securities. The Company does not use these securities for trading purposes and is not a party to any leveraged derivatives. For securities held, the Company utilizes a sensitivity analysis technique to evaluate the effect that hypothetical changes in market prices will have on the Company's investment securities. In the first quarter of 1999, the Company entered into a series of equity index collars in order to manage risk exposures related to its portfolio of equity securities. In the opinion of management, market changes in the Company's equity securities portfolio are highly correlated to the equity index collars. At February 27, 1999, the potential change in fair value of investment securities and the equity index collars, assuming a 10% change in market prices was approximately $4 million and $2 million, respectively. This amount is not significant compared with the overall financial position of the Company.

In addition, the Company has investments in affiliated companies accounted for under the equity method of accounting.

Safe-harbor forward-looking statements

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (I) competitive conditions in the industry in which the Company operates; (II) demand for the Company's products and acceptance of new products; (III) fluctuations in raw material prices; and (IV) general economic conditions that are less favorable than expected.




                                    11 of 14

                           PART II - OTHER INFORMATION
           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                                FEBRUARY 27, 1999


Item 4.  Submission of matters to a vote of security holders

The stockholders were asked to vote on three proposals at the Annual Meeting of Stockholders held on March 30, 1999; (1) nomination of eleven directors, (2) increase in the number of shares reserved for issuance under the Company's 1997 Employee Stock Plan, and (3) ratification of selection of Arthur Andersen LLP as independent public accountant .

The results of the votes by the stockholders were as follows:

(1) Election of Directors:

                                                      Voted For         Withheld
                                                      ---------         --------
Paul Fulton                                           9,228,079        1,067,717
Amy W. Brinkley                                       9,228,300        1,007,496
Peter W. Brown M.D.                                   9,255,424        1,040,372
Thomas E. Capps                                       9,297,347          998,449
Willie D. Davis                                       9,287,550        1,008,246
Alan T. Dickson                                       9,286,656        1,009,140
William H. Goodwin, Jr.                               9,297,249          998,547
Howard H. Haworth                                     9,288,300        1,007,496
Michael E Murphy                                      9,288,300        1,007,496
Albert F. Sloan                                       9,286,654        1,009,142
Robert H. Spilman Jr.                                 9,289,002        1,006,794


(2) Increase in the number of shares reserved for issuance under the Company's 1997 Employee Stock Plan: Voted for - 7,643,753; against - 2,043,573; abstained and broker non votes - 617,470

(3) Ratification of Arthur Andersen LLP as independent public accountants: Voted for - 10,138,150; against - 126,122; abstained and broker non votes - 31,524

Item 6.

a. Exhibits

       (27) Financial Data Schedule

b. Reports on Form 8-K:

No reports were filed on Form 8-K during the quarter.






                                    12 of 14

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BASSETT FURNITURE INDUSTRIES, INCORPORATED




/s/ Barry C. Safrit
---------------------------------------------------------
Barry C. Safrit, Vice President, Chief Accounting Officer


April 13, 1999




                                    13 of 14

                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                                  EXHIBIT INDEX



Exhibit No.                 Exhibit Description                         Page No.
-----------                 -------------------                         --------
    27                    Financial Data Schedule                        page 9




                                    14 of 14