Form 10-Q
period 1999-05-29
BASSETT FURNITURE INDUSTRIES INC
filed 1999-07-13
CIK 10329

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 29, 1999

                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________

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

At July 6, 1999, 12,516,857 shares of common stock of the Registrant were outstanding.


                                    1 of 14

                         PART I - FINANCIAL INFORMATION
           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS - UNAUDITED
                      (in thousands except per share data)

                                                  SIX MONTHS ENDED                  QUARTER ENDED
                                                  ----------------                  -------------
                                           MAY 29, 1999     MAY 30, 1998    MAY, 29 1999     MAY 30, 1998
                                           ------------     ------------    ------------     ------------
Net sales                                   $ 203,468        $ 196,668        $ 103,659        $  98,335
Cost of sales                                 161,428          160,559           81,195           79,808
                                            ---------        ---------        ---------        ---------
Gross profit                                   42,040           36,109           22,464           18,527

Selling, general and administrative            35,009           32,153           18,479           16,374
                                            ---------        ---------        ---------        ---------
Income from operations                          7,031            3,956            3,985            2,153

Other income, net                               6,808            5,860            3,456            3,113
                                            ---------        ---------        ---------        ---------
Income before income taxes                     13,839            9,816            7,441            5,266

Income taxes                                   (4,364)          (2,422)          (2,381)          (1,307)
                                            ---------        ---------        ---------        ---------
Net income                                      9,475            7,394            5,060            3,959

Retained earnings-beginning of period         193,130          188,761          192,102          189,586
Cash dividends                                 (5,072)          (5,225)          (2,521)          (2,615)
Purchase and retirement of
   common stock                                (5,709)               0           (2,817)               0
                                            ---------        ---------        ---------        ---------
Retained earnings-end of period             $ 191,824        $ 190,930        $ 191,824        $ 190,930
                                            =========        =========        =========        =========

Basic earnings per share                    $    0.75        $    0.57        $    0.40        $    0.30
                                            =========        =========        =========        =========

Diluted earnings per share                  $    0.75        $    0.56        $    0.40        $    0.30
                                            =========        =========        =========        =========

Dividends per share                         $    0.40        $    0.40        $    0.20        $    0.20
                                            =========        =========        =========        =========







------------------------------------------

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.


                                    2 of 14

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       MAY 29, 1999 AND NOVEMBER 28, 1998
                                 (in thousands)

                                                           (Unaudited)
                                                           May 29, 1999  November 28, 1998
                                                           ------------  -----------------
Assets
------
 Current assets
    Cash and cash equivalents                               $     791        $   5,499
    Short-term investments                                      3,313            8,923
    Trade accounts receivable, net                             58,471           59,203
    Inventories, net                                           45,137           47,285
    Prepaid expenses                                            2,537            2,038
    Refundable income taxes                                     2,287            8,018
    Deferred income taxes                                      10,063           12,682
    Receivable from sale of bedding division (Note H)           8,175                0
                                                            ---------        ---------
Total current assets                                          130,774          143,648
                                                            ---------        ---------

Property & equipment
    Cost                                                      205,065          185,392
    Less allowances for depreciation                          133,126          129,005
                                                            ---------        ---------
Total property & equipment                                     71,939           56,387
                                                            ---------        ---------

Other long-term assets
    Investment securities                                      32,187           50,739
    Investment in affiliated companies                         64,183           52,769
    Assets held for sale                                          401            1,023
    Other                                                      17,843           16,948
                                                            ---------        ---------
Total other long-term assets                                  114,614          121,479
                                                            ---------        ---------
Total assets                                                $ 317,327        $ 321,514
                                                            =========        =========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities
    Accounts payable                                        $  23,021        $  20,221
    Accrued liabilities                                        21,348           24,514
                                                            ---------        ---------
Total current liabilities                                      44,369           44,735
                                                            ---------        ---------

Long-term liabilities
    Employee benefits                                          11,006           11,272
    Deferred income taxes                                         319              595
                                                            ---------        ---------
Total long-term liabilities                                    11,325           11,867
                                                            ---------        ---------

Commitments and Contingencies (Note E)

Stockholders' Equity
     Common stock                                              62,747           64,425
     Additional paid in capital                                     0                0
     Retained earnings                                        191,824          193,130
     Unrealized holding gains, net of tax                       7,872            8,286
     Unamortized stock compensation                              (810)            (929)
                                                            ---------        ---------
Total stockholders' equity                                    261,633          264,912
                                                            ---------        ---------
Total liabilities and stockholders' equity                  $ 317,327        $ 321,514
                                                            =========        =========

------------------------------------------


The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.


                                    3 of 14

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED MAY 29, 1999 AND MAY 30, 1998 - UNAUDITED
                                 (in thousands)

                                                                      1999            1998
                                                                    --------        --------
Net income                                                          $  9,475        $  7,394
Adjustments to reconcile net income to net cash
provided by operating activities:
       Depreciation and amortization                                   4,121           3,464
       Equity in undistributed income of affiliated companies         (5,364)         (3,331)
       Provision for losses on trade accounts receivable                  --             362
       Provision for deferred income taxes                             2,608           1,114
       Net gain from sales of investment securities                     (955)           (206)
       Net gain from sales of property and equipment                      --            (349)
       Compensation earned under restricted stock plan                   119             105
       Changes in operating assets and liabilities:
             Trade accounts receivable                                (1,943)          6,732
             Inventory                                                (2,263)         (6,305)
             Prepaid expenses and other                                 (576)            748
             Income taxes                                              5,731              81
             Accounts payable and accrued liabilities                    741          (8,417)
             Long-term liabilities                                      (266)            376
                                                                    --------        --------
          Net cash provided by operating activities                   11,428           1,768
                                                                    --------        --------

Investing activities:
    Purchases of property and equipment                              (22,372)         (7,455)
    Proceeds from sales of property and equipment                        970           3,054
    Purchases of investment securities                                    --            (476)
    Proceeds from sale of investment securities                       24,439           1,532
    Investment in affiliated companies                                (6,050)             --
    Dividend from affiliate                                               --             545
    Other                                                               (579)            500
                                                                    --------        --------

           Net cash used in investing activities                      (3,592)         (2,300)
                                                                    --------        --------

Financing activities:
  Issuance of common stock                                                29             243
  Purchases of common stock                                           (7,501)             --
  Cash dividends                                                      (5,072)         (5,225)
                                                                    --------        --------
            Net cash used in financing activities                    (12,544)         (4,982)
                                                                    --------        --------

Net change in cash and cash equivalents                               (4,708)         (5,514)

Cash and cash equivalents, beginning of period                         5,499          29,552
                                                                    --------        --------

Cash and cash equivalents, end of period                            $    791        $ 24,038
                                                                    ========        ========

Supplemental disclosure of noncash activities:
    Receivable from sale of bedding division (Note H)               $  8,175
                                                                    ========

------------------------------------------

 The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.


                                    4 of 14

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
           MAY 29, 1999 (in thousands except share and per share data)

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

Note B. Inventories:

Inventories are carried at last-in, first-out (LIFO) cost which is not in excess of market. Inventories at May 29, 1999 and November 28, 1998 consisted of the following:

                                                                   May 29,      November 28,
                                                                    1999            1998
                                                                    ----            ----
Finished goods                                                    $ 36,586        $ 37,430
Work in process                                                      8,962           9,169
Raw materials and supplies                                          25,909          26,506
                                                                  --------        --------
Total inventories valued at first-in, first-out (FIFO) cost         71,457          73,105
LIFO adjustment                                                    (26,320)        (25,820)
                                                                  --------        --------
Total inventories                                                 $ 45,137        $ 47,285
                                                                  ========        ========

Note C. Investment in affiliated companies:

Summarized combined income statement information for the Company's equity method investments for the six months ended May 29, 1999 and May 30, 1998 are as follows:

                                                       1999                1998
                                                     -------             -------
Revenues                                             $22,200             $20,600
Income from operations                                14,549              11,139
Net income                                             8,937               6,987

Note D. Comprehensive income:

For the quarters ended May 29, 1999, and May 30, 1998, total comprehensive income was $4,839 and $5,643, respectively. Included in total comprehensive income is net income of $5,060 and $3,959 and unrealized holding gains (losses), net of tax of ($221) and $1,684. Comprehensive income was $9,061 and $9,748, consisting of net income of $9,475 and $7,394 and unrealized holding gains (losses), net of tax, of ($414) and $2,354 for the six month periods ended May 29, 1999 and May 30, 1998, respectively.

Note E. Contingencies:

Legislation phased out interest deductions on certain policy loans related to Company owned life insurance (COLI) as of January 1, 1999. The Company recorded cumulative reductions to income tax expenses of approximately $8,000 as the result of COLI interest deductions through November 28, 1998. The Internal Revenue Service, on a national level, is evaluating its position regarding the deductibility of COLI policy loan interest for years prior to January 1, 1999. In 1998 and 1999, the IRS issued several Technical Advice Memoranda regarding the deductibility of certain aspects of COLI for taxpayers unrelated to the Company. Management understands that the adverse position taken by the IRS will be subjected to extensive challenges in court. In the event that the IRS prevails, the outcome could result in a material impact upon the Company's future income taxes and results of operations.


                                    5 of 14

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
           MAY 29, 1999 (in thousands except share and per share data)

Note E. Contingencies (continued):

The Company is also involved in various other claims and actions, including a product specification lawsuit concerning its E. B. Malone subsidiary, and environmental matters at certain of its plant facilities, which arise in the normal course of business. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

Note F. Investment Securities:

In the first quarter of 1999, the Company entered into a series of equity index collars in order to manage equity risk exposures related to its approximate $24 million portfolio of equity securities. The collars expire quarterly over a period of three years commencing December 1998.

Note G. Earnings per share:

The following reconciles basic and diluted earnings per share.

                                                                           Earnings per
                                              Income           Shares         share
                                              ------           ------         -----
For the six months ended May 29, 1999
-------------------------------------

Basic earnings per share                    $    9,475       12,704,089       $0.75
Effect of dilutive securities:
    Options and restricted stock                    --            8,828          --
                                            ----------       ----------       -----
Diluted earnings per share                  $    9,475       12,712,917       $0.75
                                            ==========       ==========       =====

For the quarter ended May 29, 1999
-------------------------------------

Basic earnings per share                    $    5,060       12,613,367       $0.40
Effect of dilutive securities:
    Options and restricted stock                    --           11,888          --
                                            ----------       ----------       -----
Diluted earnings per share                  $    5,060       12,625,255       $0.40
                                            ==========       ==========       =====

-----------------------------------------------------------------------------------

For the six months ended May 30, 1998
-------------------------------------

Basic earnings per share                    $    7,394       13,023,627       $0.57
Effect of dilutive securities:
    Options and restricted stock                    --          113,690        (.01)
                                            ----------       ----------       -----
Diluted earnings per share                  $    7,394       13,137,317       $0.56
                                            ==========       ==========       =====

For the quarter ended May 30, 1998
-------------------------------------

Basic earnings per share                    $    3,959       13,027,005       $0.30
Effect of dilutive securities:
    Options and restricted stock                    --          131,084          --
                                            ----------       ----------       -----
Diluted earnings per share                  $    3,959       13,158,089       $0.30
                                            ==========       ==========       =====

Options to purchase 1,361,788 shares of common stock at prices ranging from $22.50 to $37.40 per share were outstanding during the six months ended May 29, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. In 1998, 804,898 shares ranging from $32.25 to $37.40 were similarly excluded.


                                    6 of 14

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
           MAY 29, 1999 (in thousands except share and per share data)

Note H. Sale of Bedding Division:

Subsequent to the end of the second quarter of 1999, the Company finalized the sale of its Bedding Division to Premier Bedding Group LLC (PBG), a new company formed by LIS Corporation. The sale was effective as of April 30, 1999, and accordingly the net assets to be sold have been combined into a receivable from sale of bedding division in the May 29, 1999 Condensed Consolidated Balance Sheet. Net sales and operating income (losses) for the bedding division were $4,399 and $(474) in the second quarter of 1999, and $10,392 and $313 in the second quarter of 1998. For the six month period ended May 29, 1999 net sales were $11.6 million and operating losses were $0.4 million. For the six month period ended May 30, 1998, net sales were $20.5 million and operating income was $0.6 million. Total net assets for the division approximated $11 million as of May 29, 1999 and November 28, 1998. As of May 29, 1999 this total included the $8.2 million of net assets to be sold and certain other assets retained by the Company.


                                    7 of 14

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                                   MAY 29,1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

The second quarter periods of fiscal 1999 and 1998 each consisted of thirteen weeks. The six-month periods for 1999 and 1998 both consisted of twenty-six weeks. Since the bedding division was sold effective April 30, 1999, results for this division were included for only nine weeks for the quarter and twenty-two weeks for the six-month period of 1999.

For the quarter, net sales increased 5.4% to $103.7 million in 1999, from $98.3 million in 1998. Sales for the six months ended May 29, 1999 were $203.5 million, an increase of $6.8 million, or 3.4% compared to sales of $196.7 million for the six months ended May 30, 1998. The sales increase for the quarter was led by the Bassett Furniture Direct (BFD) stores which grew from $12 million in the second quarter of 1998 to $18 million in the second quarter of 1999, but also included notable gains with two large national accounts. There are currently 44 BFD stores across the country, including four additional company-owned stores opened or acquired during the second quarter. For the six-month period ended May 29, 1999, sales to BFD's have increased 67% over the six months ended May 30, 1998, and now represent 19% of total net sales, up from 12% in the first half of 1998.

Retail sales from the six company-owned BFD stores, none of which were open in fiscal 1998, totaled $2.1 million for the second quarter and $2.4 million for the first six months of 1999. Sales of Bassett branded home furnishings were up even greater percentages, than these highlighted above, as declines in bedding division sales lowered the Company's overall sales growth percentages. Bedding division sales for the second quarter ended May 29, 1999 of $4.4 million and the six month period ended May 29, 1999 of $11.6 million were approximately $6 million and $9 million below the comparable 1998 periods. Wood Division sales increased 16% for the quarter due to BFD expansion and improved product offerings.

The gross profit margin was 21.7% in the second quarter of 1999 and 20.7% for the six month period ended May 29, 1999, compared with 18.8% in the second quarter of 1998 and 18.4% for the six month period ended May 30, 1998. Non-recurring charges of $1.5 million and $3.0 million were recorded to cost of sales in the second quarter of 1998 and the six month period ended May 30, 1998, respectively. On a continuing operations basis, second quarter margins improved from 19.6% in 1998 to 21.7% in 1999 due primarily to the Wood Division, where the impact of price increases, increased production levels, process improvements, and product mix have improved gross margin by approximately two percentage points for this division. In addition, retail operations with higher gross margins are included in the 1999 results.

The operating margin was 3.8% in the second quarter of 1999 compared to 2.2% in the second quarter of 1998. For the six month periods ended May 29, 1999 and May 30, 1998, operating margin improved from 2.0% to 3.5%. Nonrecurring charges totaling $1.5 million and $3.0 million were recorded in the second quarter of 1998 and the six month period ended May 30, 1998, respectively. On a continuing operations basis, operating margin was basically equal to last year as we continue to invest in the Bassett brand, on systems, and our organization infrastructure, especially in retail. Operating losses in our retail division approximated $.6 million for the second quarter of 1999 and $.8 million for the six month period ended May 29, 1999. These losses represent both start-up related costs for the four new company-owned stores and losses associated with two acquired stores. Operating losses for the bedding division approximated $.5 million for the second quarter of 1999 and the six months ended May 29, 1999 due primarily to declining sales, product mix, and the impending sale of the business.




                                    8 of 14

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                                   MAY 29,1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Results (continued)

Other income increased from $3.1 million in the second quarter of 1998 and $5.9 million for the six months ended May 30, 1998 to $3.5 million in the second quarter of 1999 and $6.8 million in the six months ended May 29, 1999 due to improved investment earnings and a more strategic investment of our excess capital.

The effective tax rate was 32% in the second quarter of 1999 and six months ended May 29, 1999, compared to 25% in the second quarter of 1998 and six months ended May 30, 1998. This increase is the result of the phase out of interest deductions on certain policy loans related to Company owned life insurance
(COLI). The 1999 effective tax rate was lower than the statutory federal income tax rate due to exclusions for tax exempt and undistributed affiliate income.

For the quarter ended May 29, 1999, net income was $5.1 million, or $.40 per diluted share, compared to net income of $4.0 million or $.30 per diluted share, for the same quarter a year ago. Net income for the six month period ended May 29, 1999 was $ 9.5 million, or $.75 per diluted share, compared to $7.4 million, or $.56 per diluted share, for the comparable period of the previous year.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended May 29, 1999 was $11.5 million compared to $1.8 million provided by operating activities in the six month period ended May 30, 1998. This change was due primarily to improved profitability, a $5.7 million income tax refund received in the second quarter of 1999, and the unusually high utilization of cash for payables and accruals in the first six months of 1998.

The Company has invested $22.4 million in property and equipment in 1999 for real estate, manufacturing equipment to improve productivity, new enterprise wide information systems, and its new dining room table plant. Cash proceeds of $24.4 million were received from municipal bonds which were sold or matured during the year. These funds were invested in property and equipment as discussed above, and selected strategic investment opportunities, linked to the Company's marketing and distribution strategies. These proceeds along with cash provided by operating activities were also used to fund two quarterly dividend payments totaling $5.1 million and to repurchase $7.5 million of Company stock.

The Company purchased and retired 162,000 shares of its Common Stock during the second quarter of 1999 and has now purchased and retired 337,000 shares for the six month period ended May 29, 1999. These purchases were part of the Company's stock repurchase program, approved in 1998, which allows the Company to repurchase up to 1.3 million shares for an aggregate purchase price not to exceed $40 million. The average cost of the shares purchased during the second quarter was $22.71, resulting in a total expenditure of $3.7 million.

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


                                    9 of 14

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                                   MAY 29,1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

The current ratio as of May 29, 1999 and November 28, 1998, respectively, was
2.95 to 1 and 3.21 to 1. Working capital at May 29, 1999 was $86.4 million compared to $98.9 million at November 28, 1998. The Company's consolidated financial statements are prepared on the basis of historical dollars and are not intended to show the impact of inflation or changing prices. Neither inflation nor changing prices have had a material effect on the Company's consolidated financial position and results of operations in prior years.


Contingencies

The Company is involved in various claims and litigation, including a product specification lawsuit concerning a subsidiary, E. B. Malone Corporation, as well as environmental matters at certain plant facilities, which arise in the normal course of business. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

Legislation phased out interest deductions on certain policy loans related to Company owned life insurance (COLI) as of January 1, 1999. The Company recorded cumulative reductions to income tax expenses of approximately $8,000 as the result of COLI interest deductions through November 28, 1998. The Internal Revenue Service, on a national level, is evaluating its position regarding the deductibility of COLI policy loan interest for years prior to January 1, 1999. In 1998 and 1999, the IRS issued several Technical Advice Memoranda regarding the deductibility of certain aspects of COLI for taxpayers unrelated to the Company. Management understands that the adverse position taken by the IRS will be subjected to extensive challenges in court. In the event that the IRS prevails, the outcome could result in a material impact upon the Company's future income taxes and results of operations.

Year 2000

Over the past few years, the Company has been steadily reengineering its business processes and information systems to prepare for the conversion to year 2000. This effort has incorporated an analysis of Year 2000 issues, and management believes that appropriate and timely actions are being taken. The Year 2000 issue results from the inability of many computer systems and applications to recognize the year 2000 as the year following 1999. This could cause systems to process critical information incorrectly. The Company plans to implement new systems and technologies in 1999 that will provide solutions to these issues. The most significant step in accomplishing this goal was completed in the second quarter of 1998 when a comprehensive enterprise system (which had been installed in over 4,400 companies and is Year 2000 compliant) was purchased; implementation began immediately and should be completed in the fourth quarter of 1999. In 1998, the Company engaged a consultant, knowledgeable of the enterprise system being installed, to advise and assist in the installation and implementation of the system. The Company has made a thorough survey to identify all microcontrollers that are embedded within equipment to determine compliance in this area. All microcontrollers that were identified as non-compliant were or will be replaced. The Company now has a verification program to insure that all microcontrollers have been properly identified and replaced.

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


                                    10 of 14

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                                   MAY 29,1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Year 2000 (continued)

Management believes that the most likely "worst case scenario" will involve the failure of service providers to be compliant, thereby potentially causing business interruptions in the Company's normal channels of supply and distribution. The Company does not believe that it will be significantly affected by non-compliance by companies outside of the United States.

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

The Company does not expect the cost of implementation to have a material adverse effect on its future results of operations, liquidity or capital resources. The total cost of the new enterprise system is estimated at $8 million. This total includes the Year 2000 Project. The new system was not purchased to solely achieve Year 2000 compliance in the Company's information systems. Instead it was purchased to provide management with the information and tools that it needs to better manage the Company. The Year 2000 problem has slightly accelerated the timetable for implementation, however. Of the total project cost, $7 million represents the purchase of new software, new hardware, and related implementation costs which will be capitalized. The remaining will be expensed as incurred during 1999 and 2000. As of the end of the second quarter, the Company has spent approximately $5 million on the project.

Market Risk

The Company has significant investments in both equity securities and municipal securities. The Company does not use these securities for trading purposes and is not a party to any leveraged derivatives. For securities held, the Company utilizes a sensitivity analysis technique to evaluate the effect that hypothetical changes in market prices will have on the Company's investment securities. In the first quarter of 1999, the Company entered into a series of equity index collars in order to manage risk exposures related to its portfolio of equity securities. In the opinion of management, market changes in the Company's equity securities portfolio are highly correlated to the equity index collars. At May 29, 1999, the potential change in fair value of investment securities and the equity index collars, assuming a 10% change in market prices was approximately $3 million. This amount is not significant compared with the overall financial position of the Company.

In addition, the Company has investments in affiliated companies accounted for under the equity method of accounting.

Safe-harbor forward-looking statements

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (I) competitive conditions in the industry in which the Company operates; (II) demand for the Company's products and acceptance of new products; (III) fluctuations in raw material prices; and (IV) general economic conditions that are less favorable than expected.


                                    11 of 14

                           PART II - OTHER INFORMATION
           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                                  MAY 29, 1999


Item 4.  Submission of matters to a vote of security holders

March 30, 1999

Vote of stockholders was reported in the 10-Q filed for the period ended February 27, 1999.

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



BASSETT FURNITURE INDUSTRIES, INCORPORATED




/s/ Barry C. Safrit
-----------------------------------------------------------------
Barry C. Safrit, Vice President, Chief Accounting Officer


July 13, 1999


                                    13 of 14

                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                                  EXHIBIT INDEX



Exhibit No.                 Exhibit Description                         Page No.
-----------                 -------------------                         --------
    27                    Financial Data Schedule




                                    14 of 14