Form 10-Q
period 1999-08-28
BASSETT FURNITURE INDUSTRIES INC
filed 1999-10-12
CIK 10329

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 28, 1999

                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

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

At October 6, 1999, 12,260,625 shares of common stock of the Registrant were outstanding.




                                    1 of 15

                         PART I - FINANCIAL INFORMATION
           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS- UNAUDITED
                      (in thousands except per share data)

                                                 NINE MONTHS ENDED                      QUARTER ENDED
                                         AUGUST 28, 1999   AUGUST 29, 1998    AUGUST 28, 1999    AUGUST 29,1998
                                         ---------------   ---------------    ---------------    --------------
Net sales                                    $ 291,885         $ 294,761         $  88,803         $  98,093
Cost of sales                                  228,768           240,962            68,579            80,403
                                             ---------         ---------         ---------         ---------
Gross profit                                    63,117            53,799            20,224            17,690

Selling, general and administrative             53,072            47,761            17,209            15,608
                                             ---------         ---------         ---------         ---------
Income from operations                          10,045             6,038             3,015             2,082

Other income, net                               10,316             7,837             3,508             1,977
                                             ---------         ---------         ---------         ---------
Income before income taxes                      20,361            13,875             6,523             4,059

Income taxes                                    (6,482)           (3,354)           (2,118)             (932)
                                             ---------         ---------         ---------         ---------
Net income                                      13,879            10,521             4,405             3,127

Retained earnings-beginning of period          193,130           188,761           191,824           190,930
Cash dividends                                  (7,551)           (7,812)           (2,479)           (2,587)
Purchase and retirement of
   common stock                                (10,167)                0            (4,459)                0
                                             ---------         ---------         ---------         ---------
Retained earnings-end of period              $ 189,291         $ 191,470         $ 189,291         $ 191,470
                                             =========         =========         =========         =========

Basic earnings per share                     $    1.10         $    0.81         $    0.36         $    0.24
                                             =========         =========         =========         =========

Diluted earnings per share                   $    1.10         $    0.80         $    0.36         $    0.24
                                             =========         =========         =========         =========

Dividends per share                          $    0.60         $    0.60         $    0.20         $    0.20
                                             =========         =========         =========         =========




------------------------------------------

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.


                                    2 of 15

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      AUGUST 28, 1999 AND NOVEMBER 28, 1998
                                 (in thousands)

                                                          (Unaudited)
Assets                                                  August 28, 1999     November 28, 1998
------                                                  ---------------     -----------------
Current assets
    Cash and cash equivalents                                $     878         $   5,499
    Short-term investments                                           0             8,923
    Trade accounts receivable, net                              56,359            59,203
    Inventories, net                                            49,746            47,285
    Prepaid expenses                                             4,825             2,038
    Refundable income taxes                                      2,367             8,018
    Deferred income taxes                                        8,760            12,682
    Receivable from sale of bedding division (Note H)              900                 0
                                                             ---------         ---------
Total current assets                                           123,835           143,648
                                                             ---------         ---------

Property & equipment
    Cost                                                       215,746           185,392
    Less allowances for depreciation                           129,948           129,005
                                                             ---------         ---------
Total property & equipment                                      85,798            56,387
                                                             ---------         ---------

Other long-term assets
    Investment securities                                       22,654            50,739
    Investment in affiliated companies                          63,726            52,769
    Other                                                       21,997            17,971
                                                             ---------         ---------
Total other long-term assets                                   108,377           121,479
                                                             ---------         ---------
Total assets                                                 $ 318,010         $ 321,514
                                                             ---------         ---------

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities
    Accounts payable                                         $  23,318         $  20,221
    Accrued liabilities                                         22,173            24,514
                                                             ---------         ---------
Total current liabilities                                       45,491            44,735
                                                             ---------         ---------

Long-term liabilities
    Employee benefits                                           10,881            11,272
    Note payable to bank                                         4,000                 0
    Deferred income taxes                                            0               595
                                                             ---------         ---------
Total long-term liabilities                                     14,881            11,867
                                                             ---------         ---------

Commitments and Contingencies (Note E)

Stockholders' Equity
     Common stock                                               61,478            64,425
     Additional paid in capital                                      0                 0
     Retained earnings                                         189,291           193,130
     Unrealized holding gains, net of tax                        7,618             8,286
     Unamorized stock compensation                                (749)             (929)
                                                             ---------         ---------
Total stockholders' equity                                     257,638           264,912
                                                             ---------         ---------
Total liabilities and stockholders' equity                   $ 318,010         $ 321,514
                                                             =========         =========


------------------------------------------

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.



                                    3 of 15

         BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
    THE NINE MONTHS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998 - UNAUDITED
                                (in thousands)

                                                                        1999             1998
                                                                        ----             ----
Net income                                                           $ 13,879         $ 10,521
Adjustments to reconcile net income to net cash provided
by operating activities:
       Depreciation and amortization                                    6,090            5,200
       Equity in undistributed income of affiliated companies          (8,405)          (3,785)
       Provision for losses on trade accounts receivable                    -              446
       Provision for deferred income taxes                              3,315            1,088
       Net gain from sales of investment securities                    (1,457)            (975)
       Net gain from sales of property and equipment                        -             (260)
       Compensation earned under restricted stock plan                    180              168
       Changes in operating assets and liabilities:
             Trade accounts receivable                                    113           (1,104)
             Inventories                                               (7,176)          (5,039)
             Prepaid expenses and other                                (2,841)             476
             Refundable income taxes                                    5,651           (2,397)
             Accounts payable and accrued liabilities                   1,888           (5,443)
             Long-term liabilities                                       (379)            (311)
                                                                     --------         --------
          Net cash provided by (used in) operating activities          10,858           (1,415)
                                                                     --------         --------

Investing activities:
    Purchases of property and equipment                               (38,153)         (13,062)
    Proceeds from sales of property and equipment                       1,023            3,233
    Proceeds from sale of bedding division                              6,500                0
    Purchases of investment securities                                      -            (1796)
    Proceeds from sale of investment securities                        37,797           53,204
    Investments in affiliated companies                                (7,950)         (50,000)
    Dividend from affiliate                                             5,448           31,517
    Other                                                              (3,477)          (5,931)
                                                                     --------         --------
           Net cash provided by investing activities                    1,188           17,165
                                                                     --------         --------

Financing activities:
  Issuance of common stock                                                293              243
  Purchases of common stock                                           (13,409)          (3,120)
  Borrowings from Bank                                                  4,000                -
  Cash dividends                                                       (7,551)          (7,812)
                                                                     --------         --------
            Net cash used in financing activities                     (16,667)         (10,689)
                                                                     --------         --------

Change in cash and cash equivalents                                    (4,621)           5,061

Cash and cash equivalents, beginning of year                            5,499           29,552
                                                                     --------         --------

Cash and cash equivalents, end of period                             $    878         $ 34,613
                                                                     ========         ========

------------------------------------------

 The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.



                                    4 of 15

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED AUGUST 28, 1999 (in thousands except share and per share data)

Note A. Basis of presentation:

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

Note B. Inventories:

Inventories are carried at last-in, first-out (LIFO) cost which is not in excess of market. Inventories at August 28, 1999 and November 28, 1998 consisted of the following:

                                                                               August 28,           November 28,
                                                                                  1999                  1998
                                                                                  ----                  ----
Finished goods                                                                $     41,413         $     37,430
Work in process                                                                     10,738                9,169
Raw materials and supplies                                                          24,075               26,506
                                                                              ------------         ------------
Total inventories valued at first-in, first-out (FIFO) cost                         76,226               73,105
LIFO adjustment                                                                   (26,480)             (25,820)
                                                                              ------------         ------------
Total inventories                                                             $     49,746         $     47,285
                                                                              ============         ============

Note C. Investment in affiliated companies:

Summarized combined income statement information for the Company's equity method investments for the nine months ended August 28, 1999 and August 29, 1998 are as follows:

                                                                                1999             1998
                                                                                ----             ----
Revenues                                                                   $     34,624    $     29,927
Income from operations                                                           26,505          16,650
Net income                                                                        8,404           9,973

Note D. Comprehensive income:

For the quarters ended August 28, 1999, and August 29, 1998, total comprehensive income was $4,151 and $2,619, respectively. Included in total comprehensive income is net income of $4,405, and $3,127 and unrealized holding gains (losses), net of tax of ($254) and ($508). Comprehensive income was $13,211 and $11,697, consisting of net income of $13,879 and $10,521 and unrealized holding gains (losses), net of tax, of ($668) and $1,176 for the nine month periods ended August 28, 1999 and August 29, 1998, respectively.

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


                                    5 of 15

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED AUGUST 28, 1999 (in thousands except share and per share data)

Note E. Contingencies (continued):

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

Note F. Investment Securities:

In the first quarter of 1999, the Company entered into a series of equity index collars in order to manage equity risk exposures related to its approximate $22 million portfolio of equity securities. The collars expire quarterly over a period of three years commencing December 1998.

Note G. Earnings per share:

The following reconciles basic and diluted earnings per share.

                                                                      Income              Shares        Earnings per share
                                                                ------------------------------------------------------------
For the nine months ended August 28, 1999
---------------------------------------------

Basic earnings per share                                                $   13,879           12,609,312         $     1.10
Effect of dilutive securities:

    Options and restricted stock                                                 -                    -                  -
                                                                ------------------------------------------------------------
Diluted earnings per share                                              $   13,879           12,609,312         $     1.10
                                                                         ==========          ==========          =========

For the quarter ended August 28, 1999
---------------------------------------------

Basic earnings per share                                                $    4,405           12,419,758         $     0.36
Effect of dilutive securities:

    Options and restricted stock                                                 -                    -                  -
                                                                ------------------------------------------------------------
Diluted earnings per share                                              $    4,405           12,419,758         $     0.36
                                                                         ==========          ==========          =========

----------------------------------------------------------------------------------------------------------------------------

For the nine months ended August 29, 1998
---------------------------------------------

Basic earnings per share                                                $   10,521           13,014,703         $     0.81
Effect of dilutive securities:

    Options and restricted stock                                                 -              103,586              (.01)
                                                                ------------------------------------------------------------
Diluted earnings per share                                              $   10,521           13,118,289         $     0.80
                                                                         ==========          ==========          =========

For the quarter ended August 29, 1998
---------------------------------------------

Basic earnings per share                                                $    3,127           12,997,947         $     0.24
Effect of dilutive securities:

    Options and restricted stock                                                 -               84,848                  -
                                                                ------------------------------------------------------------
Diluted earnings per share                                              $    3,127           13,082,795         $     0.24
                                                                         ==========          ==========          =========

Options to purchase 1,430,288 shares of common stock at prices ranging from $22.50 to $37.40 per share were outstanding during the nine months ended August 28, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. In 1998, 804,898 shares ranging from $32.25 to $37.40 were similarly excluded.

                                    6 of 15

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED AUGUST 28, 1999 (in thousands except share and per share data)

Note H. Sale of Bedding Division:

During the third quarter, the Company closed the transaction in which it sold to Premier Bedding Group LLC ("PBG"), a new company formed by LIS Corporation, substantially all of the assets of its Bedding Division offset by certain liabilities assumed by PBG. The sale was effective as of April 30, 1999. The net assets sold by the Company totaled $8.4 million, and were exchanged for $6.5 million in cash, and a $1.9 million convertible note receivable. The reductions in these operating assets are excluded from the changes in operating assets and liabilities on the accompanying condensed statement of cash flows for the nine months ended August 28, 1999.

The $900 receivable on the August 28, 1999 Balance Sheet is the estimated amount due from PBG for the post closing purchase price adjustment and cash transactions between the two companies subsequent to the sale.

The sale was effective as of April 30, 1999, thus no operating results for the bedding division are included in the Company's third quarter 1999 results. Net sales and operating income for the bedding division were $9.9 million and $0.2 million, respectively for the third quarter ended August 29,1998. For the nine month period ended August 28, 1999 net sales were $11.9 million and operating losses were $0.2 million. For the nine month period ended August 29, 1998, net sales were $30.4 million and operating income was $0.7 million.

Note I. Note Payable to Bank:

During the third quarter, the company borrowed $4 million in advance of finalizing a $50 million revolving credit facility with a Bank. The note bears interest at prime, which was approximately 8.25% at August 28, 1999.



                                    7 of 15

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                                 AUGUST 28,1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

The third quarter periods of fiscal 1999 and 1998 each consisted of thirteen weeks. The nine-month periods for 1999 and 1998 both consisted of thirty-nine weeks. Since the bedding division was sold effective April 30, 1999, results for this division were not included for the third quarter of 1999 and included for only twenty-two weeks for the nine-month period ended August 28, 1999.

For the quarter, net sales decreased 9.5% to $88.8 million in 1999, from $98.1 million in 1998. Sales for the nine months ended August 28, 1999 were $291.9 million, a decrease of $2.9 million, or 1.0% compared to sales of $294.8 million for the nine months ended August 29, 1998. The sales decrease was due almost entirely to the sale of the bedding division which had net sales of $9.9 million in the third quarter of 1998 and $30.4 for the nine months ended August 29, 1998. In addition, Upholstery division sales were down six percent for the nine month periods ended August 28, 1999 compared to the year ago period due to planned attrition in certain distribution channels. Wood Division sales slowed slightly during the quarter, but continue to be up approximately ten percent over 1998 due to improved product offerings and the Bassett Furniture Direct
(BFD) expansion.

Branded sales (Wood and Upholstery wholesale) have increased approximately five percent on a year over year basis. This increase has been led by the BFD stores which grew from $35 million for the first nine months of 1998 to $52 million for the first nine months of 1999, but also includes notable gains with two large national accounts. There are currently 44 BFD stores across the country. For the nine-month period ended August 28, 1999, sales to BFD's have increased 50% over the nine months ended August 29, 1998, and now represent 19% of total net sales, up from 14% in the first nine months of 1998. Retail sales from the seven company-owned BFD stores, none of which were open in fiscal 1998, totaled $3.9 million for the third quarter and $6.3 million for the first nine months of 1999.

The gross profit margin was 22.8% in the third quarter of 1999 and 21.6% for the nine month period ended August 28, 1999, compared with 18.0% in the third quarter of 1998 and 18.3% for the nine month period ended August 29, 1998. Non-recurring charges of $1.0 million and $4.0 million were recorded to cost of sales in the third quarter of 1998 and the nine month period ended August 29, 1998, respectively. These charges were primarily related to plant consolidation inefficiencies incurred in 1998 following the 1997 restructuring decision to close and consolidate fourteen manufacturing facilities. On a continuing operations basis, third quarter margins improved from 19.0% in 1998 to 22.8% in 1999 due primarily to the Wood Division, where the impact of price increases, increased production levels, process improvements, capital spending and product mix have improved gross margin by approximately two percentage points for this division. In addition, retail operations with higher gross margins are included in the 1999 results.

Selling, general, and administrative expenses were 19.4% in the third quarter of 1999 and 18.2% for the nine month period ended August 28, 1999, compared with 15.9% in the third quarter of 1998 and 16.2% for the nine month period ended August 29, 1998. This increase is due to the Company's new retail operations which incurred $2.4 million of selling, general, and administrative expenses in the third quarter of 1999 and $4.3 million for the nine month period ended August 28, 1999. Comparable 1998 results did not include any expenses for retail operations. In addition, the Company continues to invest heavily in its brand, its organizational infrastructure, and information technology.



                                    8 of 15

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                                 AUGUST 28, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating Results (continued)

The operating margin was 3.4% in the third quarter of 1999 compared to 2.1% in the third quarter of 1998. For the nine month periods ended August 28, 1999 and August 29, 1998, operating margin improved from 2.0% to 3.5%. Operating losses in our retail division approximated $.7 million for the third quarter of 1999 and $1.5 million for the nine month period ended August 28, 1999. These losses represent both start-up related costs for several of the new company-owned stores and losses associated with two acquired stores.

Other income increased from $2.0 million in the third quarter of 1998 and $7.8 million for the nine months ended August 28, 1998 to $3.5 million in the third quarter of 1999 and $10.3 million in the nine months ended August 28, 1999 due to improved investment earnings and a more strategic investment of our excess capital.

The effective tax rate was 32% in the third quarter of 1999 and nine months ended August 28, 1999, compared to 23% in the third quarter of 1998 and 24% for the nine months ended August 29, 1998. This increase is the result of the phase out of interest deductions on certain policy loans related to Company owned life insurance (COLI) and a reduction in tax exempt bond income. The 1999 effective tax rate is lower than the statutory federal income tax rate due to exclusions for tax exempt and undistributed affiliate income.

For the quarter ended August 28, 1999, net income was $4.4 million, or $.36 per diluted share, compared to net income of $3.1 million or $.24 per diluted share, for the same quarter a year ago. Net income for the nine month period ended August 28, 1999 was $13.9 million, or $1.10 per diluted share, compared to $10.5 million, or $.80 per diluted share, for the comparable period of the previous year.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended August 28, 1999 was $10.9 million compared to $1.4 million used by operating activities in the nine month period ended August 29, 1998. This change was due primarily to improved profitability, a $5.7 million income tax refund received in the second quarter of 1999, and the unusually high utilization of cash for payables and accruals in the first nine months of 1998.

The Company has invested $38.2 million in property and equipment in 1999 for real estate (BFD expansion), manufacturing equipment to improve productivity, new enterprise wide information systems, and its new dining room table plant. To fund these expenditures, cash proceeds of $37.8 million were generated from municipal bonds and equities which were sold or matured during the year. The Company has also made several new strategic investments in 1999. These investments in affiliated companies, which now total $7.9 million for the nine month period ended August 28, 1999 are directly linked to the Company's marketing and distribution strategies. Cash was also used to fund three quarterly dividend payments totaling $7.9 million and to repurchase $13.4 million of Company stock.

The Company purchased and retired 254,000 shares of its Common Stock during the third quarter of 1999 and has now purchased and retired 591,000 shares for the nine month period ended August 28, 1999. These purchases were part of the Company's stock repurchase program, approved in 1998, which allows the Company to repurchase up to 1.3 million shares for an aggregate purchase price not to exceed $40 million. The average cost of the shares purchased during the third quarter was $23.79, resulting in a total expenditure of $6.1 million.


                                    9 of 15

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                                 AUGUST 28, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

The increase in other long-term assets from $18.0 million at November 28, 1998 to $22.0 million at August 28, 1999 is primarily related to an increase in the cash surrender value of the insurance policies supporting the Company's Corporate owned life insurance (COLI) plan.

The Company borrowed $4 million in the third quarter in advance of entering into a $50 million revolving credit facility with a Bank. The company expects to finalize this credit facility arrangement in the fourth quarter. The $4 million note payable bears interest at rates approximating the prime rate.

The Company plans to invest approximately $40 to $50 million per year over the next few years to aggressively execute its BFD expansion and upgrade its manufacturing capabilities. The Company's solid financial position with significant liquidity and limited debt affords it many options. Management intends to examine opportunities to strengthen its balance sheet and increase shareholder value which may require additional debt financing. The Company has not typically used the debt or equity markets as sources of funds or capital.

The current ratio as of August 28, 1999 and November 28, 1998, respectively, was
2.72 to 1 and 3.21 to 1. Working capital at August 28, 1999 was $78.3 million compared to $98.9 million at November 28, 1998. The Company's consolidated financial statements are prepared on the basis of historical dollars and are not intended to show the impact of inflation or changing prices. Neither inflation nor changing prices have had a material effect on the Company's consolidated financial position and results of operations in prior years.

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




                                    10 of 15

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                                 AUGUST 28, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Year 2000

Over the past few years, the Company has been steadily reengineering its business processes and information systems to prepare for the conversion to year 2000. Based on our analysis of significant Year 2000 issues management believes that the Company is taking appropriate and timely actions. The Year 2000 issue results from the inability of many computer systems and applications to recognize and process data after the year 1999. This could cause systems to process critical information incorrectly. The Company's Year 2000 compliance plan includes three phases discussed in greater detail below. Each significant internal and external information technology and non-information technology system that may possibly be affected by a Year 2000 problem, (hereinafter collectively, the "System[s]") must be confirmed as Year 2000 compliant in Phase One or be successfully tested through phases two and three to be considered
Year 2000 ready.

Phase One of the Compliance Plan involves a comprehensive audit to identify all internal and external Systems. Once identification is made, each System is reviewed and categorized as compliant or non-compliant. In addition, initial contingency plans are developed based on the importance of any non-compliant system. Phase Two involves correcting those Systems identified in Phase One as non-compliant, initial testing (as well as additional testing if needed) of individual internal Systems, a Year 2000 readiness audit of all existing software by an external consultant, and formalization of contingency plans. Phase Three involves comprehensive simultaneous Company wide testing of internal locations and Systems, final confirmation of the readiness of external Systems, and finalization of contingency plans. Testing in Phase Two and Phase Three includes setting internal System clocks ahead to simulate the change from 1999 into 2000 and monitoring System performance before, during, and after the simulated date change.

The most significant step in moving towards Year 2000 readiness was taken in the second quarter of 1998 when a comprehensive enterprise wide system (which had been installed in over 4,400 companies and is Year 2000 compliant) was purchased. Implementation of the enterprise wide system began immediately thereafter. In 1998, the Company also engaged a consultant, knowledgeable in the enterprise wide system being installed, to advise and assist in the installation and implementation of the system. To further assure readiness, the Company has or will convert all PC's to Year 2000 compliant Pentium chip PC's by November 1999.

The following Systems successfully completed initial Phase Two testing in September of 1999: Software-IBM AS/400 Base, Electronic Data Interchange (EDI) AS/400 Base, EDI IBM 2003 Base, MVS/ESA-IBM 2003 Base (Operating System), and PC applications; Hardware-Enterprise System AS/400, IBM 2003/125, IBM 9394/2 (Disk Drives), and PC operating systems. Additional Phase Two testing is scheduled for October 1999, and Phase Three testing is scheduled for early November 1999; Non-information technology Internal Systems successfully completed Phase Two and will be included in final Phase Three testing.

As part of Phases One, Two, and Three the Company has developed and updated contingency plans and will continue to refine them as test data and other information develops. Current contingency plans include identifying alternate means of supply, determining appropriate levels of safety stock, contacting customers to coordinate orders, arranging alternate means of placing orders, and printing hard copies of reports that may otherwise only be available on computer. In addition, if Phase Two and Three testing identify areas of concern, combined action teams will be prepared and trained to assure rapid response if needed.


                                    11 of 15

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                                 AUGUST 28, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Year 2000 (continued)

The reasonable worst case scenario is an interruption of normal business operations. To the Company's advantage, our manufacturing facilities do not operate on the few days before and after the beginning of the New Year. Therefore, if actual Year 2000 problems present themselves, allowable reaction time would be increased and business interruption would be reduced by the previously scheduled holiday time. If Year 2000 issues persist after the scheduled shutdown, the amount of lost revenue would depend on the duration of the problem and the amount of deliverable goods in inventory.

The Company continues to work with its customers, suppliers and third-party service providers to identify external weaknesses and provide solutions which will prevent the disruption of business activities at that time; it does not believe that it will be significantly affected by direct suppliers of raw materials or supplies that will be non-compliant. The Company's actions included surveying vendors and customers with which it has a material relationship. To date, the Company has not received any responses that indicate the possibility of significant problems. However, the Company cannot guarantee that Year 2000 related systems or hardware issues of its business partners will be corrected in a timely manner or that the failure of its business partners to correct these issues would not have a material adverse effect on its future results of operations or financial condition. The Company does not believe that it will be significantly affected by non-compliance by companies outside of the United States.

The Company does not expect the cost of implementation to have a material adverse effect on its future results of operations, liquidity or capital resources. The total cost of the new enterprise system is estimated at $9 million. This total includes the Year 2000 Project. The new system was not purchased to solely achieve Year 2000 compliance in the Company's information systems. Instead it was purchased to provide management with the information and tools that it needs to better manage the Company. The Year 2000 problem has slightly accelerated the timetable for implementation, however. Of the total project cost, $8 million represents the purchase of new software, new hardware, and related implementation costs which will be capitalized. The remaining will be expensed as incurred during 1999 and 2000. As of the end of the third quarter, the Company has spent approximately $6 million on the project.

Market Risk

The Company has significant investments in equity securities. The Company does not use these securities for trading purposes and is not a party to any leveraged derivatives. For securities held, the Company utilizes a sensitivity analysis technique to evaluate the effect that hypothetical changes in market prices will have on the Company's investment securities. In the first quarter of 1999, the Company entered into a series of equity index collars in order to manage risk exposures related to its portfolio of equity securities. In the opinion of management, market changes in the Company's equity securities portfolio are highly correlated to the equity index collars. At August 28, 1999, the potential change in fair value of investment securities and the equity index collars, assuming a 10% change in market prices was approximately $2.3 million. This amount is not significant compared with the overall financial position of the Company. In addition, the Company has investments in affiliated companies accounted for under the equity method of accounting.




                                    12 of 15

           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                                 AUGUST 28, 1999

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














                           PART II - OTHER INFORMATION
           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
                                 AUGUST 28, 1999


Item 4.  Submission of matters to a vote of security holders

No matters were submitted to a vote of security holders during the quarter.

Item 6.

a.     Exhibits
       (27) Financial Data Schedule

b. Reports on Form 8-K:
No reports were filed on Form 8-K during the quarter.




                                    13 of 15

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



BASSETT FURNITURE INDUSTRIES, INCORPORATED




/s/ BARRY C. SAFRIT
-----------------------------------------------------------------
Barry C. Safrit, Vice President, Chief Accounting Officer


October 12, 1999










                                    14 of 15

                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                                  EXHIBIT INDEX



Exhibit No.         Exhibit Description                      Page No.
       27          Financial Data Schedule                    page 9










                                    15 of 15