Form 10-K
period 1999-11-27
BASSETT FURNITURE INDUSTRIES INC
filed 2000-02-25
CIK 10329

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



   For the fiscal year ended November 27, 1999         Commission File No. 0-209

                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

             VIRGINIA                                  54-0135270
   -------------------------------           -------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

         3525 FAIRYSTONE PARK HIGHWAY
           BASSETT, VIRGINIA                                24055
   -------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

   Registrant's telephone number, including area code      540/629-6000
                                                     -----------------------

   Securities registered pursuant to Section 12(g) of the Act:

                                                     Name of each exchange
       Title of each class:                           on which registered
       --------------------                        -------------------------

          Common Stock ($5.00 par value)           NASDAQ
          ------------------------------           ------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.

                                 [X] Yes [ ] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 22, 2000 was $144,179,431.

   The number of shares of the Registrant's common stock outstanding on February 22, 2000 was 11,906,732.

                       DOCUMENTS INCORPORATED BY REFERENCE

   (1) Portions of the Bassett Furniture Industries, Incorporated Annual Report to Stockholders for the year ended November 27, 1999 (the "Annual Report") are incorporated by reference into Parts I and II of this Form 10-K.

   (2) Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be held March 28, 2000, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                                                [ ] PAGE [ ]2[ ]

                                     PART I

ITEM 1.  BUSINESS
         (dollar amounts in thousands except per share data)

         GENERAL DEVELOPMENT OF BUSINESS

         Bassett Furniture Industries, Incorporated (the "Company") was incorporated under the laws of the Commonwealth of Virginia in 1930. The executive offices are located in Bassett, Virginia.

         Material Changes in the Development of Business in the last five years are as follows:

         During 1999 the Company expanded its Bassett Furniture Direct ("BFD") retail store concept by adding five corporate owned stores to its existing network of licensee operated stores. Additionally, the Company took over operations of two financially troubled BFD stores operated by licensees. Subsequent to year end, the Company merged all of its eight Company-owned BFD stores with a licensee's five BFD stores to form a joint venture known as the Ladin Retail Group ("LRG"). Management feels that this restructuring of the Company's corporate owned retail store operation will lead to greater success due principally to greater economies of scale and more experienced management. Refer to Note R of the Consolidated Financial Statements included in the Annual Report for more information about the joint venture.

         During 1999, the Company sold substantially all of the assets of its Bedding Division to Premier Bedding Group LLC ("PBG"). The net assets sold, which totaled $8,400, were exchanged for $6,500 in cash and a $1,900 convertible note receivable. Refer to Note B of the Consolidated Financial Statements included in the Annual Report for more information about the bedding sale.

         During 1997, the Company commenced the restructuring of certain of its operations and recorded restructuring and impaired asset charges of $20,646. The restructuring plan is the result of management's decision to focus on its core Bassett product line and efforts to improve operating efficiencies. The principal actions of the plan include the closure or sale of fourteen manufacturing facilities, elimination of three product lines (National/Mt. Airy, Impact and veneer production) and the severance of approximately 1,000 employees. Refer to Note M of the Consolidated Financial Statements included in the Annual Report for a detail of restructuring activity for 1997, 1998 and 1999 and refer to the Management's Discussion and Analysis section of the Annual Report for additional discussion on this topic.


         OPERATING SEGMENTS

         The Company's operations are classified into two primary businesses: wholesale and retail home furnishings. The wholesale home furnishings business is involved principally in the manufacture, sale and distribution of furniture products to a network of independently owned and Company-owned stores. The wholesale business consists primarily of two operating segments, wood and upholstery. The retail home furnishings segment sells home furnishings products through a network of Company-owned retail stores known as Bassett Furniture Direct ("BFD").

         Refer to Note Q of the Consolidated Financial Statements included in the Annual Report for more information about segment information for 1997, 1998 and 1999 and refer to the Management's Discussion and Analysis section of the Annual Report for additional discussion on this topic.

                                                                [ ] PAGE [ ]3[ ]



         DESCRIPTION OF BUSINESS

         The Company is a manufacturer and retailer of quality home furnishings and sells a full range of furniture products and accessories through department and furniture stores and an exclusive network of retail stores, which are both Company-owned and independently-owned. Retail stores are located throughout the United States. The Company has fourteen manufacturing facilities throughout the United States.

         The wood segment is engaged in the manufacture and sale of wood furniture, including bedroom and dining suites and accent pieces, to independent and Company-owned retailers. The wood segment accounted for 67%, 59%, and 44% of wholesale sales during 1999, 1998, and 1997, respectively. The Company currently has eight wood manufacturing facilities. The upholstery segment is involved in the manufacture and sale of upholstered frames and cut upholstery items having a variety of frame and fabric options, including sofas, chairs, and love seats. The Company currently has five upholstery manufacturing facilities. The upholstery segment accounted for 27%, 28%, and 29% of wholesale sales during 1999, 1998, and 1997, respectively.

         Raw materials used by the Company are generally available from numerous sources and are obtained principally from domestic sources. The Company has not experienced significant raw materials cost pressures in 1999.

         The Company's trademarks , including "Bassett" and the names of its marketing divisions, products and collections are significant to the conduct of its business. This importance is due to consumer recognition of the names and identification with the Company's broad range of products. Certain of the Company's trademarks are licensed to independent retailers for use in full store presentations and in store gallery presentations of the Company's products. The Company also owns certain patents and licenses that are important in the conduct of the Company's business.

         The furniture industry in which the Company competes is not considered to be a seasonal industry. There are no special practices in the furniture industry, or applicable to the Company, that would have a significant effect on working capital items.

         Sales to one customer (J. C. Penney Company) amounted to approximately 16% of net sales in 1999 and 15% of net sales in 1998 and 1997, respectively. The Company's backlog of orders believed to be firm was $32,000 at November 29,1999 and $35,000 at November 28, 1998. It is
         expected that the November 27, 1999 backlog will be filled within the 2000 fiscal year.

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

         The furniture industry is considered to be a "fashion" industry subject to constant fluctuations to meet changing consumer preferences and tastes. As such, the Company is continuously involved in the development of new designs and products. Due to the nature of these efforts and the close relationship to the manufacturing operations, these costs are considered normal operating costs and are not segregated. The Company is not otherwise involved in "traditional" research and development activities nor does the Company sponsor research and development activities of any of its customers.

         In management's view, the Company has complied in all material respects with all federal, state and local standards in the area of safety, health and pollution and environmental controls. Compliance

                                                                [ ] PAGE [ ]4[ ]


         with these standards did result in a charge to earnings in 1997 and capital spending in 1998 and 1999, but otherwise, has not had a material adverse effect on past earnings or competitive position. The Company is involved in environmental matters at certain of its plant facilities, which arise in the normal course of business. Although the final outcome of these environmental matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

         The Company had approximately 4,700 employees at November 27, 1999.

         The Company has several investments in affiliated companies, including a minority interest in International Home Furnishings Center, Inc. which is a lessor of permanent exhibition space to furniture and accessory manufacturers. The financial statements are included on pages F-1 to F-13. The Company owns a majority interest in The Bassett Industries Alternative Asset Fund, LP, which invests in a variety of other private partnerships, employing a combination of investment strategies. The Bassett Industries Alternative Asset Fund's year ended on December 31, 1999, as such the financial statements have not been included in this Form 10-K. Form 10-K will be amended to include such statements when available.

         FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company has no foreign operations, and its export sales were approximately $10.6 million, $14.3 million, and $12.5 million in 1999, 1998 and 1997 respectively.

         This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company. These foward-looking statements involve certain risks and uncertainties and no assurance can be given that any such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include competitive conditions in the industry in which the Company operates and general economic conditions. Those and other risks are more fully discussed in the Company's 1999 Annual Report to Shareholders under "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated by reference in Part II, Item 7 of this Form 10-K.

ITEM 2.  PROPERTIES

         At November 27, 1999 the Company owned the following manufacturing facilities, by segment:

         Wholesale Business
         [ ]
         Wood Segment:

                  J. D. Bassett Manufacturing Company
                  Bassett, VA

                  Bassett Superior Lines
                  Bassett, VA

                  Bassett Chair Company
                  Bassett, VA

                  Bassett Table Company
                  Bassett, VA

                  Bassett Furniture Industries
                  Macon, GA

                  Bassett Dining Table Top
                  Martinsville, VA

                  Bassett Furniture Industries
                  Dublin, GA

                  Bassett Furniture Industries
                  Mt. Airy, NC

                                                                [ ] PAGE [ ]5[ ]




         Upholstery Segment:

                  Bassett Upholstery
                  Claremont, NC

                  Bassett Upholstery Division
                  Newton, NC (2 plants)

                  Bassett Upholstery Division
                  Hiddenite, NC

                  Bassett Upholstery Division**
                  Dumas, AR

                  Bassett Upholstery
                  Los Angeles, CA

         Other:

                  Weiman Upholstery
                  Christiansburg, VA

The Company owned Bassett Furniture Direct retail stores approximating 25,000 square feet each in the following cities:

Retail Business:

         Greenville, SC

         Concord, NC

         Greensboro, NC

         Fredericksburg, VA

         Knoxville, TN

         Gulfport, MS

         In addition to the properties listed above, the Company operates five additional store locations under operating leases with lease terms expiring in various years through 2014.

         The Company also owns its general corporate office building, three warehouses , and an outlet store all located in Bassett, Virginia and a showroom in High Point, North Carolina.

         In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities, except those held for sale, are in regular use.

         ** Denotes facilities that were held for sale at November 27, 1999.

         The following facilities were sold or disposed of during 1999:

         Bassett Veneer
         Burkeville, VA

                                                                [ ] PAGE [ ]6[ ]


         Bassett Furniture Industries of North Carolina, Inc.
         Statesville, NC

         E. B. Malone Corporation (Bedding Division)
         Lake Wales, FL
         (5 plants located in FL, PA,WI, and MO)

ITEM 3.  LEGAL PROCEEDINGS

         A suit was filed in June, 1997, in the Superior Court of the State of California for the County of Los Angeles (the "Superior Court") against the Company, two major retailers and certain current and former employees of the Company. The suit sought certification of a class consisting of all consumers who purchased certain mattresses and box springs from the major retailers which were manufactured by a subsidiary of the Company, E.B. Malone Corporation, with allegedly different specifications than those originally manufactured for sale by these retailers. The suit alleged various causes of action, including negligent misrepresentation, breach of warranty, violations of deceptive practices laws and fraud. Plaintiffs sought compensatory damages of $100 million and punitive damages. In 1997, the Superior Court twice sustained the Company's demurrers to several of plaintiffs' causes of action, but granted the plaintiffs leave to amend. In 1998, the Superior Court dismissed the class action allegations in the plaintiff's complaint and transferred the entire class action out of the class action department. The Court also dismissed many of the individual claims. Plaintiffs then filed a notice of appeal from the class action ruling. Plaintiffs also filed a petition for a writ of mandamus or other extraordinary relief, which was denied. The suit was subsequently transferred from the Superior Court for the County of Los Angeles to the Superior Court for Orange County. After the case was transferred to Orange County, the plaintiffs stipulated to a dismissal with prejudice of all individual defendants. Additionally, all remaining claims against the Company were stayed by the Orange County Court pending Plaintiffs' appeal of the dismissal of their class action allegations. The parties have recently briefed the issues on appeal, but no hearing date has been set by the appellate court. Although it is impossible to predict the ultimate outcome of this litigation, the Company intends to vigorously defend this suit, because it believes that the damages sought are unjustified and because this case is inappropriate for class action treatment. Because the Company believes that the two major retailers were unaware of the alleged changes in specifications, the Company has agreed to indemnify the two major retailers with respect to the above.

         Legislation has phased out interest deductions on certain policy loans related to Company owned life insurance (COLI) as of January 1, 1999. The Company has recorded cumulative reduction to income tax expense of approximately $8 million as the result of COLI interest deductions through 1998. The Internal Revenue Service (IRS), on a national level, has pursued an adverse position regarding the deductibility of COLI policy loan interest for years prior to January 1, 1999. In 1999, the IRS received a favorable Tax Court ruling on one taxpayer regarding the non-deductibility of COLI loan interest. Management understands that this ruling and the adverse position taken by the IRS will be subjected to extensive challenges in court. In the event that the IRS prevails, the outcome could result in potential income tax and interest payments which could be material to the Company's future results of operations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                                                [ ] PAGE [ ]7[ ]


         None.

ITEM 4b. EXECUTIVE OFFICERS OF THE REGISTRANT

         John E. Bassett III, 41, has been with the Company since before 1993 as the Vice President and General Manager of Bassett Table and the Vice President of Wood Manufacturing.

         Grover S. Elliott, 59, was the Chief Financial Officer for Cochrane Furniture from 1993 until 1996 and has been with the Company as Vice President of Finance and Investor Relations since 1996.

         Paul Fulton, 65, was the President of the Sara Lee Corporation (package food & consumer products division) until 1993, from 1994 until 1997 he was Dean of the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill, and has been Chairman and Chief Executive Officer of the Company since 1997.

         Janice Hamlin, 46, was the Vice President of Retail Business and Product Development with Warner Bros. Consumer Products (Time Warner) from 1990 until 1996, the Vice President of Marketing for Viacom Retail Group from 1996 until 1997, and has been with the Company as Vice President of Marketing since 1997.

         Jay R. Hervey, Esq., 40, was an Associate with the Richmond Office of McGuire, Woods, Battle and Boothe from 1993 through 1997 and has been the General Counsel, Corporate Vice President and Secretary for the Company since 1997.

         Dennis S. Hoy, 41, was a furniture buyer with Marlo Furniture from 1987 until 1996 and has been with the Company working in the Impact Division, as Casegoods and Merchandise Manager and as Vice President of Merchandising. In 1999, he was promoted to Vice President and General Manager, Upholstery.

         Thomas E. Prato, 44, has been with the Company since 1987 and is currently the Vice President of Sales.

         Steven P. Rindskopf, 44, was the Vice President of Human Resources for The Bali Company (a division of the Sara Lee Corporation) from 1993 until 1997, the Owner and Operator of the Master's Loft (Bookstore &
         Cafe) Company in 1997, and has been with the Company as Vice President, Administration and Human Resources since 1997.

         Barry C. Safrit, 37, was with CHF Industries from 1993 until 1998 as Controller and as Chief Financial Officer and has been the Vice President and Chief Accounting Officer for the Company since October of 1998.

         Keith R. Sanders, 55, was with Ethan Allen from 1993 until 1998 as the Vice President of Manufacturing and Vice President of Upholstery and has been the Vice President of Upholstery and Manufacturing for the Company since 1998. In 1999, he was promoted to Executive Vice President, Operations.

         Robert H. Spilman, Jr., 43, was the Company's Executive Vice President of Marketing and Merchandising from 1993 until 1997 and has served as President and Chief Operating Officer since 1997.

                                                                [ ] PAGE [ ]8[ ]




                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The information contained in the Annual Report under the caption "Investor Information" with respect to number of stockholders, market prices and dividends paid is incorporated herein by reference thereto.

ITEM 6.  SELECTED FINANCIAL DATA

         The information for the five years ended November 29, 1999, contained in "Other Business Data" in the Annual Report is incorporated herein by reference thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in "Management's Discussion and Analysis of Financial Condition and Result of Operations" in the Annual Report is incorporated herein by reference thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The information contained in "Management's Discussion and Analysis of Financial Condition and Result of Operations -- Market Risk" in the Annual Report is incorporated herein by reference thereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements, notes to consolidated financial statements, and other business data of the Registrant and its subsidiaries contained in the Annual Report are incorporated herein by reference thereto. In addition, financial statements of the registrant's 50% or less owned significant subsidiary are included in this Form 10-K on pages F-1 to F-13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained on pages 3 through 5 and page 12 of the Proxy Statement under the "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference thereto. Please see section entitled "Executive Officers of the Registrant" in Item 4b of Part I of this report for information concerning executive officers.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained on pages 5 through 12 of the Proxy Statement under the captions "Organization, Compensation and Nominating Committee Report," "Stockholder Return Performance Graph," "Executive Compensation," "Supplemental Retirement Income Plan," "Deferred Compensation Agreement," "Severance Arrangements with Former Executives," and "Director Compensation" is incorporated herein by reference thereto.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                [ ] PAGE [ ]9[ ]


         The information contained on pages 2 through 5 of the Proxy Statement under the headings "Principal Stockholders and Holdings of Management" and "Election of Directors" is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained on page 5 of the Proxy Statement under the heading "Certain Transactions" is incorporated herein by reference thereto.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report are incorporated herein by reference thereto:

                           Consolidated Balance Sheets--November 27, 1999 and November 28, 1998

                           Consolidated Statements of Operations--Years Ended November 27, 1999, November 28, 1998 and November 30, 1997

                           Consolidated Statements of Comprehensive
                           Income--Years ended November 27, 1999, November 28, 1998, and November 30, 1997

                           Consolidated Statements of Stockholders' Equity-- Years Ended November 27, 1999, November 28, 1998 and November 30, 1997

                           Consolidated Statements of Cash Flows-- Years Ended November 27, 1999, November 28, 1998 and November 30, 1997

                           Notes to Consolidated Financial Statements

                           Report of Independent Public Accountants

                  International Home Furnishings Center, Inc. Financial Statements are included herein on pages F-1 to F-13.

              (2) Financial Statement Schedule:
                  Schedule II - Analysis of Valuation and Qualifying Accounts for the years ended November 27, 1999, November 28, 1998, and November 30, 1997


              (3) Listing of Exhibits

                  3A. Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

                  3B. Amendment to the By-laws dated January 18, 2000, including the By-laws as amended are filed herewith.

                  4. $50 million Credit Agreement dated October 19, 1999 with First Union National Bank, is filed herewith.

                                                                     - PAGE -11-


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

             ** 10B. Bassett Executive Deferred Compensation Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

             ** 10C. Bassett Supplemental Retirement Income Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

             ** 10D. Bassett 1993 Stock Plan for Non-Employee Directors as amended is incorporated herein by reference to Form 10-K for the fiscal year ended November 28, 1998.

             ** 10E. Bassett 1997 Employee Stock Plan is incorporated herein by reference to the Registrant's Registration Statement on Form S-8 ( no. 333-60327) filed on July 31, 1998.

                10F. Severance Agreement and General Release dated January 31, 1999 between Registrant and Douglas W. Miller is filed herewith.

                10G. Severance Agreement and General Release dated November 27, 1999 between Registrant and John S. Lupo is filed herewith.

                13. Portions of the Registrant's Annual Report to Stockholders for the year ended November 27, 1999.

                21. List of subsidiaries of the Registrant is filed herewith.

                23A.       Consent of Arthur Andersen LLP is filed herewith.

                23B.       Consent of Dixon Odom PLLC is filed herewith.

                27.        Financial Data Schedule (EDGAR filing only)


              **Management contract or compensatory plan or arrangement of the Company.

         (b) No reports on Form 8-K were filed during the last quarter of the Registrant's 1999 fiscal year.

                                                               [ ] PAGE [ ]11[ ]




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

    By:/s/ PAUL  FULTON                          Date:    2-25-00
       ---------------------------------------        --------------------------
       Paul Fulton
       Chairman of the Board of Directors and
       Chief Executive Officer


    By:/s/ ROBERT H. SPILMAN, JR                 Date:    2-25-00
       ---------------------------------------        --------------------------
       Robert H. Spilman, Jr.
       President, Chief Operating Officer,
       and Director


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    By:/s/ AMY W. BRINKLEY                       Date:    2-25-00
       ---------------------------------------        --------------------------
       Amy W. Brinkley
       Director



    By:                                          Date:
       ---------------------------------------        --------------------------
       Peter W. Brown
       Director



    By: /s/ THOMAS E.CAPPS                       Date:    2-25-00
       ---------------------------------------        --------------------------
       Thomas E. Capps
       Director


    By:                                          Date:
       ---------------------------------------        --------------------------
       Willie D. Davis
       Director


    By:                                          Date:
       ---------------------------------------        --------------------------
       Alan T. Dickson
       Director


    By:                                          Date:
       ---------------------------------------        --------------------------
       William H. Goodwin, Jr.
       Director

                              SIGNATURES Continued

                                                               [ ] PAGE [ ]12[ ]


    By:                                          Date:
       ---------------------------------------        --------------------------
       Howard H. Haworth
       Director



    By:/s/ MICHAEL E. MURPHY                     Date:   2-25-00
       ---------------------------------------        --------------------------
       Michael E. Murphy
       Director



    By:/s/ ALBERT F. SLOAN                       Date:   2-25-00
       ---------------------------------------        --------------------------
       Albert F. Sloan
       Director



    By: /s/ BARRY C. SAFRIT                      Date:   2-25-00
       ---------------------------------------        --------------------------
       Barry C. Safrit
       Vice President and Chief Accounting
       Officer
          (Principal Financial Officer)

                                                               [ ] PAGE [ ]13[ ]



                           ANNUAL REPORT ON FORM 10-K
                                  ITEM 14(a)(1)

                                CERTAIN EXHIBITS

                          YEAR ENDED NOVEMBER 27, 1999


           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

                                BASSETT, VIRGINIA

                   INTERNATIONAL HOME FURNISHINGS CENTER, INC.

                              FINANCIAL STATEMENTS

                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
================================================================================


TABLE OF CONTENTS


                                                                                                          Page No.
                                                                                                          --------
INDEPENDENT AUDITORS' REPORT..........................................................................        1

FINANCIAL STATEMENTS

   Balance Sheets.....................................................................................        2

   Statements of Income ..............................................................................        3

   Statements of Stockholders' Equity (Deficit).......................................................        4

   Statements of Cash Flows...........................................................................        5

   Notes to Financial Statements......................................................................        6

                         [DIXON ODOM PLLC LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
International Home Furnishings Center, Inc.
High Point, North Carolina

We have audited the accompanying balance sheets of International Home Furnishings Center, Inc. as of October 31, 1999 and 1998 and the related statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Home Furnishings Center, Inc. at October 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.


/s/ Dixon Odom PLLC
--------------------
Dixon Odom PLLC

High Point, North Carolina
November 22, 1999



                                   ----------
                                     Page 1

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
BALANCE SHEETS
OCTOBER 31, 1999 AND 1998
================================================================================


ASSETS                                                                                       1999               1998
                                                                                        --------------     --------------
CURRENT ASSETS
   Cash and cash equivalents                                                            $    8,004,521     $   16,396,705
   Restricted cash (Note C)                                                                  2,275,974          2,275,974
   Short-term investments                                                                       90,778             83,643
   Receivables
     Trade                                                                                   2,253,583          2,163,950
     Interest                                                                                   14,627             36,892
   Deferred income tax asset                                                                   610,000            592,000
   Prepaid expenses                                                                            806,229             55,965
                                                                                        --------------     --------------
                                                                TOTAL CURRENT ASSETS        14,055,712         21,605,129
                                                                                        --------------     --------------
PROPERTY AND EQUIPMENT, at cost
   Land and land improvements                                                                3,293,772          3,293,772
   Buildings, exclusive of theater complex                                                  75,439,170         75,196,472
   Furniture and equipment                                                                   3,631,421          3,536,662
                                                                                        --------------     --------------
                                                                                            82,364,363         82,026,906
   Accumulated depreciation                                                                (43,926,570)       (41,727,981)
                                                                                        --------------     --------------
                                                                                            38,437,793         40,298,925
                                                                                        --------------     --------------
OTHER ASSETS
   Theater complex, at cost less amortization (Note G)                                         976,854          1,020,109
   Deferred financing costs, net of accumulated amortization
    of $104,413 in 1999 and $20,883 in 1998                                                    480,296            563,826
                                                                                        --------------     --------------
                                                                                             1,457,150          1,583,935
                                                                                        --------------     --------------
                                                                        TOTAL ASSETS    $   53,950,655     $   63,487,989
                                                                                        ==============     ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable, trade                                                              $      780,010     $      793,617
   Accrued property taxes                                                                    1,667,283          1,668,201
   Other accrued expenses                                                                      811,121            935,796
   Rents received in advance                                                                 1,613,689          1,478,883
   Current maturities of long-term debt                                                      9,295,564          8,667,074
                                                                                        --------------     --------------
                                                           TOTAL CURRENT LIABILITIES        14,167,667         13,543,571
                                                                                        --------------     --------------
LONG-TERM DEBT                                                                              55,654,584         64,950,148
                                                                                        --------------     --------------
OTHER LONG-TERM LIABILITIES
   Supplemental retirement benefits                                                          1,504,227            963,091
   Deferred income tax liability                                                             1,454,000          1,936,000
                                                                                        --------------     --------------
                                                                                             2,958,227          2,899,091
                                                                                        --------------     --------------
COMMITMENT (Note G)

STOCKHOLDERS' DEFICIT
   Common stock, $5 par value, 1,000,000 shares authorized,
    527,638 shares issued and outstanding in 1999 and 1998                                   2,638,190          2,638,190
   Additional paid-in capital                                                                  169,360            169,360
   Accumulated deficit                                                                     (21,637,373)       (20,712,371)
                                                                                        --------------     --------------
                                                                                           (18,829,823)       (17,904,821)
                                                                                        --------------     --------------
                                                               TOTAL LIABILITIES AND
                                                               STOCKHOLDERS' DEFICIT    $   53,950,655     $   63,487,989
                                                                                        ==============     ==============



--------------------------------------------------------------------------------
See accompanying notes to financial statements.                           Page 2

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
================================================================================


                                                                      1999                 1998                1997
                                                                ----------------     ---------------     ----------------
OPERATING REVENUES
   Rental income                                                $     31,684,174     $    31,046,712     $     31,099,737
   Other revenues                                                      6,472,825           6,333,233            5,907,086
                                                                ----------------     ---------------     ----------------

                                    TOTAL OPERATING REVENUES          38,156,999          37,379,945           37,006,823
                                                                ----------------     ---------------     ----------------
OPERATING EXPENSES
   Compensation and benefits                                           4,084,283           3,648,331            3,503,952
   Market and promotional                                              2,558,772           2,554,960            2,705,908
   Maintenance and building costs                                        862,804             743,347            1,188,784
   Depreciation expense                                                2,202,723           2,187,359            2,191,755
   Rent                                                                  152,234             138,835              138,835
   Property taxes and insurance                                        1,987,898           2,012,249            2,061,772
   Utilities                                                           1,652,068           1,769,612            1,685,299
   Other operating costs                                                 617,201             472,929              439,691
                                                                ----------------     ---------------     ----------------

                                    TOTAL OPERATING EXPENSES          14,117,983          13,527,622           13,915,996
                                                                ----------------     ---------------     ----------------

                                      INCOME FROM OPERATIONS          24,039,016          23,852,323           23,090,827
                                                                ----------------     ---------------     ----------------

NONOPERATING INCOME
   Interest income                                                       929,317             802,224            1,552,708
   Dividend income                                                         3,692               4,188                3,874
                                                                ----------------     ---------------     ----------------

                                   TOTAL NONOPERATING INCOME             933,009             806,412            1,556,582
                                                                ----------------     ---------------     ----------------

NONOPERATING EXPENSES
   Interest expense                                                    4,936,077           1,517,248                    -
                                                                ----------------     ---------------     ----------------

                                 TOTAL NONOPERATING EXPENSES           4,936,077           1,517,248                    -
                                                                ----------------     ---------------     ----------------

                                  INCOME BEFORE INCOME TAXES          20,035,948          23,141,487           24,647,409

PROVISION FOR INCOME TAXES                                             7,770,000           9,103,000            9,542,000
                                                                ----------------     ---------------     ----------------

                                                  NET INCOME    $     12,265,948     $    14,038,487     $     15,105,409
                                                                ================     ===============     ================

BASIC EARNINGS PER COMMON SHARE                                 $          23.25     $         26.61     $          28.63
                                                                ================     ===============     ================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                               527,638             527,638              527,638
                                                                ================     ===============     ================



--------------------------------------------------------------------------------
See accompanying notes to financial statements.                           Page 3

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
================================================================================


                                                                                            Retained
                                                                          Additional        Earnings
                                                          Common            Paid-In       (Accumulated
                                                           Stock            Capital         Deficit)            Total
                                                      --------------    -------------     -------------    --------------
BALANCE, OCTOBER 31, 1996                             $    2,638,190    $     169,360     $  77,905,998    $   80,713,548

   Net income                                                      -                -        15,105,409        15,105,409
   Dividends paid ($97.50 per common share)                        -                -       (51,444,705)      (51,444,705)
                                                      --------------    -------------     -------------    --------------

BALANCE, OCTOBER 31, 1997                                  2,638,190          169,360        41,566,702        44,374,252

   Net income                                                      -                -        14,038,487        14,038,487
   Dividends paid ($144.64 per common share)                       -                -       (76,317,560)      (76,317,560)
                                                      --------------    -------------     -------------    --------------

BALANCE (DEFICIT), OCTOBER 31, 1998                        2,638,190          169,360       (20,712,371)      (17,904,821)

   Net income                                                      -                -        12,265,948        12,265,948
   Dividends paid ($25.00 per common share)                        -                -       (13,190,950)      (13,190,950)
                                                      --------------    -------------     -------------    --------------

BALANCE (DEFICIT), OCTOBER 31, 1999                   $    2,638,190    $     169,360     $ (21,637,373)   $  (18,829,823)
                                                      ==============    =============     =============    ==============



--------------------------------------------------------------------------------
See accompanying notes to financial statements.                           Page 4

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
================================================================================


                                                                          1999               1998               1997
                                                                     --------------     --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $   12,265,948     $   14,038,487     $   15,105,409
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                        2,325,374          2,247,363          2,230,876
     Provision for losses on accounts receivable                              1,360              5,286              1,963
     (Gain) loss on disposal of assets                                            -             (1,000)             2,000
     Deferred income taxes                                                 (500,000)           (77,000)          (138,000)
     Change in assets and liabilities
       (Increase) decrease in trade and interest receivables                (68,728)          (290,003)           330,334
       (Increase) decrease in prepaid expenses                             (750,264)           227,098            (35,698)
       Increase (decrease) in accounts payable and
        accrued expenses                                                   (139,200)           582,272           (267,282)
       Increase (decrease) in rents received in advance                     134,806            (19,689)           120,952
       Increase in supplemental retirement benefits                         541,136            159,350            147,547
                                                                     --------------     --------------     --------------

                                             NET CASH PROVIDED BY
                                             OPERATING ACTIVITIES        13,810,432         16,872,164         17,498,101
                                                                     --------------     --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in restricted cash                                                    -         (2,275,974)                 -
   Purchase and construction of property and equipment                     (337,457)          (484,257)          (146,092)
   Proceeds from sale of property and equipment                                   -              1,000              2,000
   Purchase of short-term investments                                        (7,135)            (5,199)            (4,585)
   Proceeds from maturity of short-term investments                               -                  -            150,000
                                                                     --------------     --------------     --------------

                                         NET CASH PROVIDED (USED)
                                          BY INVESTING ACTIVITIES          (344,592)        (2,764,430)             1,323
                                                                     --------------     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                                   -         75,000,000                  -
   Principal payments on long-term debt                                  (8,667,074)        (1,382,778)                 -
   Payment of deferred financing costs                                            -           (584,709)                 -
   Dividends paid                                                       (13,190,950)       (76,317,560)       (51,444,705)
                                                                     --------------     --------------     --------------

                                                 NET CASH USED BY
                                             FINANCING ACTIVITIES       (21,858,024)        (3,285,047)       (51,444,705)
                                                                     --------------     --------------     --------------

                                       NET INCREASE (DECREASE) IN
                                        CASH AND CASH EQUIVALENTS        (8,392,184)        10,822,687        (33,945,281)

CASH AND CASH EQUIVALENTS, BEGINNING                                     16,396,705          5,574,018         39,519,299
                                                                     --------------     --------------     --------------

                                CASH AND CASH EQUIVALENTS, ENDING    $    8,004,521     $   16,396,705     $    5,574,018
                                                                     ==============     ==============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
   Cash paid during the year for:
     Income taxes                                                    $    9,049,420     $    8,965,827     $    9,707,600
     Interest expense                                                     4,988,768          1,069,696                  -



--------------------------------------------------------------------------------
See accompanying notes to financial statements.                           Page 5

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 1999, 1998 AND 1997
================================================================================



NOTE A - DESCRIPTION OF BUSINESS

The Company is the lessor of permanent exhibition space to furniture and accessory manufacturers which are headquartered throughout the United States and in many foreign countries. This exhibition space, located in High Point, North Carolina, is used by the Home Furnishings Industry to showcase its products at the International Home Furnishings Market held each April and October. The details of the operating leases with the Company's tenants are described in
Note I.

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

Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date. Since the Company neither buys investment securities in anticipation of short-term fluctuations in market prices or commits to holding debt securities to their maturities, investments in debt and marketable equity securities have been classified as available-for-sale. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, if significant, net of the related deferred tax effect, are reported as a separate component of accumulated other comprehensive income in stockholders' equity. Premiums and discounts on investments in debt securities are amortized over their contractual lives. Interest on debt securities is recognized in income as accrued, and dividends on marketable equity securities are recognized in income when declared. Realized gains and losses are included in income and are determined on the basis of the specific securities sold.


--------------------------------------------------------------------------------
                                                                          Page 6

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 1999, 1998 AND 1997
================================================================================


NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Equipment and Depreciation

Additions and major improvements to property and equipment are recorded at cost. Expenditures for maintenance, repairs, and minor renewals are charged to expense as incurred. Depreciation is provided primarily on the straight-line method over the following estimated useful lives:

        Land improvements                                     10 years
        Building structures                             20 to 50 years
        Building components                              5 to 20 years
        Furniture and equipment                          3 to 10 years

In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically reviews long-lived assets when indicators of impairment exist, and if the value of the assets is impaired, an impairment loss would be recognized.

Deferred Financing Costs

Costs associated with obtaining the term loan disclosed in Note E have been deferred and are being amortized on the straight-line method over the term of the related debt. Amortization expense charged to operations during the years ended October 31, 1999 and 1998 was $83,530 and $20,883, respectively.

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

Earnings Per Common Share

During the year ended October 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution and has been computed using the weighted average number of common shares outstanding during the year. Diluted EPS would reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has no dilutive potential common shares.



--------------------------------------------------------------------------------
                                                                          Page 7

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 1999, 1998 AND 1997
================================================================================


NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE C - RESTRICTED CASH

Restricted cash consists of an interest-bearing debt service account. The Company makes semi-annual escrow deposits each May and November in amounts sufficient to provide interest and principal payments on the Company's term debt for the ensuing six months.

NOTE D - INVESTMENT IN DEBT AND MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of October 31, 1999 and 1998:


                                                                          1999
                                        ------------------------------------------------------------------------
                                                                Gross              Gross
                                           Amortized         Unrealized         Unrealized             Fair
                                             Cost               Gains             Losses               Value
                                        --------------     --------------     ---------------    ---------------
Debt securities
   State and local governments          $    5,103,547     $            -     $             -    $     5,103,547
   U. S. corporations                        1,000,000                  -                   -          1,000,000
Equity securities                               90,778                  -                   -             90,778
                                        --------------     --------------     ---------------    ---------------
                                        $    6,194,325     $            -     $             -    $     6,194,325
                                        ==============     ==============     ===============    ===============


--------------------------------------------------------------------------------
                                                                          Page 8

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 1999, 1998 AND 1997
================================================================================


NOTE D - INVESTMENT IN DEBT AND MARKETABLE EQUITY SECURITIES (CONTINUED)


                                                                          1998
                                        ------------------------------------------------------------------------
                                                                Gross              Gross
                                           Amortized         Unrealized         Unrealized             Fair
                                             Cost               Gains             Losses               Value
                                        --------------     --------------     ---------------    ---------------
Debt securities
   State and local governments          $   10,528,478     $            -     $             -    $    10,528,478
   U. S. corporations                        3,000,000                  -                   -          3,000,000
Equity securities                               83,643                  -                   -             83,643
                                        --------------     --------------     ---------------    ---------------

                                        $   13,612,121     $            -     $             -    $    13,612,121
                                        ==============     ==============     ===============    ===============


Available-for-sale securities are classified in the following balance sheet captions as of October 31, 1999 and 1998:


                                                                                 1999                 1998
                                                                           ----------------     ----------------
Cash and cash equivalents                                                  $      6,103,547     $     13,528,478
Short-term investments                                                               90,778               83,643
                                                                           ----------------     ----------------

                                                                           $      6,194,325     $     13,612,121
                                                                           ================     ================


All the Company's debt securities mature within one year.

NOTE E - LONG-TERM DEBT

Long-term debt consists of the following at October 31, 1999 and 1998:


                                                                                1999                  1998
                                                                          ----------------     -----------------
Term note payable, principal and interest are due in monthly installments of $1,137,987 through August 1, 2005, with interest included at 7.06%, collateralized by land and buildings with a
 carrying value of $37,870,349 at October 31, 1999                        $     64,950,148     $      73,617,222

Less current maturities                                                          9,295,564             8,667,074
                                                                          ----------------     -----------------

                                                                          $     55,654,584     $      64,950,148
                                                                          ================     =================


--------------------------------------------------------------------------------
                                                                          Page 9

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 1999, 1998 AND 1997
================================================================================


NOTE E - LONG-TERM DEBT (CONTINUED)

The aggregate maturities of long-term debt are due as follows:

Year Ending October 31,
         2000                                 $      9,295,564
         2001                                        9,995,880
         2002                                       10,735,336
         2003                                       11,529,494
         2004                                       12,378,440
         2005                                       11,015,434
                                              ----------------

                                              $     64,950,148
                                              ================


Under the provisions of the loan agreement, the Company is required, among other things, to comply with restrictive loan covenants including maintaining certain financial ratios and minimum levels of net worth and working capital. The Company was in compliance with the terms of the loan agreement at October 31, 1999.

NOTE F - INCOME TAXES

The provision for income taxes consisted of the following for the years ended October 31, 1999, 1998 and 1997:


                                                                 1999               1998               1997
                                                           ---------------     --------------     --------------
Federal:
   Current                                                 $     6,765,000     $    7,450,000     $    7,785,000
   Deferred                                                       (395,000)           (62,000)          (109,000)
                                                           ---------------     --------------     --------------
                                                                 6,370,000          7,388,000          7,676,000
                                                           ---------------     --------------     --------------

State:
   Current                                                       1,505,000          1,730,000          1,895,000
   Deferred                                                       (105,000)           (15,000)           (29,000)
                                                           ---------------     --------------     --------------
                                                                 1,400,000          1,715,000          1,866,000
                                                           ---------------     --------------     --------------

                                                  TOTAL    $     7,770,000     $    9,103,000     $    9,542,000
                                                           ===============     ==============     ==============


--------------------------------------------------------------------------------
                                                                         Page 10

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 1999, 1998 AND 1997
================================================================================


NOTE F - INCOME TAXES (CONTINUED)

A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:


                                                                 1999               1998               1997
                                                           ---------------     --------------     --------------
Income taxes computed at the federal
 statutory rate                                            $     7,013,000     $    8,100,000     $    8,627,000
State taxes, net of federal benefit                                910,000          1,115,000          1,232,000
Nontaxable investment income                                      (180,000)          (196,000)          (414,000)
Other, net                                                          27,000             84,000             97,000
                                                           ---------------     --------------     --------------

                                                           $     7,770,000     $    9,103,000     $    9,542,000
                                                           ===============     ==============     ==============


The components of deferred income taxes consist of the following:


                                                                 1999               1998               1997
                                                           ---------------     --------------     --------------
Deferred income tax assets:
   Rents received in advance                               $       610,000     $      592,000     $      599,000
   Supplemental retirement benefits                                602,000            384,000            321,000
                                                           ---------------     --------------     --------------

                              TOTAL DEFERRED TAX ASSETS          1,212,000            976,000            920,000

Deferred income tax liabilities:
   Depreciation                                                 (2,056,000)        (2,320,000)        (2,341,000)
                                                           ---------------     --------------     --------------

                     TOTAL NET DEFERRED TAX LIABILITIES    $      (844,000)    $   (1,344,000)    $   (1,421,000)
                                                           ===============     ==============     ==============


NOTE G - LAND LEASE COMMITMENT

During 1975, the Company completed construction of an eleven-story exhibition building. The building is constructed on land leased from the City of High Point, North Carolina under a noncancelable lease. The lease is for an initial term of fifty years with three options to renew for periods of ten years each and a final renewal option for nineteen years. Annual rental under the lease is $152,234 as of October 31, 1999 and is subject to adjustment at the end of each five-year period, such adjustment being computed as defined in the lease agreement. As part of the lease agreement, the Company constructed a theater complex for public use and office space for use by the City of High Point on the lower levels of the building. Annual rental cash payments over the initial fifty-year lease term are being reduced by $39,121 which represents amortization of the cost of the theater and office complex constructed for the City of High Point. At the termination of the lease, the building becomes the property of the City of High Point. Under the terms of the lease, the Company is responsible for all expenses applicable to the exhibition portion of the building. The City of High Point is responsible for all expenses applicable to the theater complex and office space constructed for use by the City.



--------------------------------------------------------------------------------
                                                                         Page 11

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 1999, 1998 AND 1997
================================================================================


NOTE H - RETIREMENT EXPENSE

Amounts expensed under the Company's retirement plans amounted to $691,698, $268,856 and $293,974 for the years ended October 31, 1999, 1998 and 1997, respectively, including $541,136, $159,350 and $147,547 under the supplemental retirement benefits plan for the years ended October 31, 1999, 1998 and 1997, respectively.

NOTE I - RENTALS UNDER OPERATING LEASES

The Company's leasing operations consist principally of leasing exhibition space. Property on operating leases consists of substantially all of the asset "buildings, exclusive of theater complex" included on the balance sheets. Accumulated depreciation on this property amounted to $40,937,431 and $38,909,532 at October 31, 1999 and 1998, respectively. Leases are typically for five-year periods and contain provisions to escalate rentals based upon either the increase in the consumer price index or increases in ad valorem taxes, utility rates and charges, minimum wage imposed by federal and state governments, maintenance contracts for elevators and air conditioning, maintenance of common areas, social security payments, increases resulting from collective bargaining contracts, if any, and such other similar charges and rates required in operating the Company. Tenants normally renew their leases.

The following is a schedule of minimum future rentals under noncancelable operating leases as of October 31, 1999, exclusive of amounts due under escalation provisions of lease agreements:

   Year Ending October 31,
            2000                                                          $     20,148,486
            2001                                                                15,420,350
            2002                                                                11,530,905
            2003                                                                 6,363,437
            2004                                                                 1,245,236
         Thereafter                                                                 74,639
                                                                          ----------------

Total minimum future rentals                                              $     54,783,053
                                                                          ================


Rental income includes contingent rentals under escalation provisions of leases of $1,322,521, $1,401,867 and $1,534,413 for the years ended October 31, 1999,
1998 and 1997, respectively.

NOTE J - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits and trade accounts receivable from customers predominantly in the Home Furnishings Industry. As of October 31, 1999, the Company's bank balances exceeded federally insured limits by $2,110,209. The Company's trade accounts receivable are generally collateralized by merchandise in leased exhibition spaces which is in the Company's possession.


--------------------------------------------------------------------------------
                                                                         Page 12

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 1999, 1998 AND 1997
================================================================================


NOTE K - STOCKHOLDERS' DEFICIT

During the year ended October 31, 1998, the Company paid dividends of $76,317,560 resulting in a deficit in stockholders' equity of $17,904,821 at October 31, 1998. During the year ended October 31, 1999, the deficit was increased because of the payment of dividends in excess of net income for the year. The 1998 dividends were financed, in part, with the proceeds of a $75,000,000 term loan. Although interest on this debt will negatively impact future earnings, management believes future earnings will provide adequate equity capital for the Company and that operating cash flows will be sufficient to provide for debt service and for the Company's other financing and investing needs.

NOTE L - CONSTRUCTION PLANS

The Company's Board of Directors has approved a project to add additional exhibition space to the existing facilities. Although contractual commitments have not been finalized, construction is expected to begin in January 2000 and to be completed in time for tenants to utilize the additional exhibition space for the April 2001 International Home Furnishings Market. The cost of the construction is estimated to approximate $13,250,000 and plans are to fund the cost with operating cash flows. The assessment of the cost and the timetable for completion are management's estimates, and it is reasonably possible that actual and estimated results will differ materially.


--------------------------------------------------------------------------------
                                                                         Page 13

                           INDEX TO FORM 10-K SCHEDULE


Exhibit No.
-----------

   F - 14        Report of Independent Public Accountants

   F - 15 Bassett Furniture Industries, Incorporated. Schedule II - Analysis of Valuation and Qualifying Accounts for the years ended November 27, 1999, November 28, 1998 and November 30, 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Bassett Furniture Industries,
Incorporated:

We have audited in accordance with generally accepted auditing standards, the financial statements included in the Bassett Furniture Industries, Incorporated Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 17, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page F-15 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP


Greensboro, North Carolina,
January 17, 2000.

                  BASSETT FURNITURE INDUSTRIES, INCORPORATED
                                   Schedule II

                  Analysis of Valuation and Qualifying Accounts
 For the Years Ended November 27, 1999, November 28, 1998 and November 30, 1997



                                                      Balance          Additions                                     Balance
                                                     Beginning        Charged to                                       End
                                                     Of Period     Cost and Expenses   Deductions   Other           Of Period
                                                ---------------------------------------------------------------------------------
                                                                                        (1)
For the Year Ended November 30, 1997:
    Reserve deducted from
    assets to which it applies-
            Allowance for doubtful accounts              $1,355           $7,706        $(7,077)           ---            $1,984
                                                =================================================================================

    Restructuring reserve                                   ---          $20,646       $(14,397)           ---            $6,249
                                                =================================================================================

For the Year Ended November 28, 1998:
    Reserve deducted from
    assets to which it applies-
            Allowance for doubtful accounts              $1,984             $692          $(476)           ---            $2,200
                                                =================================================================================

    Restructuring reserve                                $6,249              ---        $(3,760)           ---            $2,489
                                                =================================================================================

For the Year Ended November 27, 1999:
    Reserve deducted from
    assets to which it applies-
            Allowance for doubtful accounts              $2,200             $680          $(322)           ---            $2,558
                                                =================================================================================

    Restructuring reserve                                $2,489              ---        $(1,173)           ---            $1,316
                                                =================================================================================

(1) Deductions are for the purpose for which the reserve was created.

                                INDEX TO EXHIBITS


Exhibit No.
-----------

   3 B Amendment to the By-laws dated January 18, 2000, including the By-laws as amended.

     4 $50 million Credit Agreement dated October 19, 1999 with First Union National Bank

   10F Severance Agreement and General Release dated January 31, 1999 between Registrant and Douglas N. Miller

   10G Severance Agreement and General Release dated November 27, 1999 between Registrant and John S. Lupo

    13 Portions of the Bassett Furniture Industries, Incorporated Annual Report to Stockholders for the year ended November 27, 1999

    21            List of subsidiaries of registrant

   23A            Consent of Independent Public Accountants

   23B            Consent of Independent Auditors

    27            Financial Data Schedule (EDGAR filing only)