Form 10-K/A
period 1999-11-27
BASSETT FURNITURE INDUSTRIES INC
filed 2000-03-01
CIK 10329

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                                  -----------
                                AMENDMENT NO. 1


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

Explanatory Comment:

This Amendment No. 1 on Form 10-K/A is being filed to correct printer typesetting mistakes in the Report of Independent Public Accountants dated January 17, 2000, which appears on page 17 of the Registrant's Annual Report to Stockholders for the year ended November 27, 1999. This and other portions of the Registrant's Annual Report are filed as Exhibit 13 hereto. No other changes are being made to the Annual Report on Form 10-K by this Amendment No. 1.

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

                23A.       Consent of Arthur Andersen LLP is filed herewith.

                23B.       Consent of Dixon Odom PLLC is filed herewith.

                27.        Financial Data Schedule (EDGAR filing only)


              **Management contract or compensatory plan or arrangement of the Company.

         (b) No reports on Form 8-K were filed during the last quarter of the Registrant's 1999 fiscal year.

                                                                 -  PAGE  -12-




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.




    By: /s/ BARRY C. SAFRIT                      Date:   3-01-00
       ---------------------------------------        --------------------------
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