Form 10-K/A
period 1999-11-27
BASSETT FURNITURE INDUSTRIES INC
filed 2000-04-11
CIK 10329

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                                  -----------
                                AMENDMENT NO. 2


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

                                 [ ] Yes [X] No


   This Form 10-K/A Amendment No. 2 was filed April 11, 2000, subsequent to the March 31, 2000 required filing date.


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

Explanatory Comment:


Amendment No. 1 on Form 10-K/A was filed to correct printer typesetting mistakes in the Report of Independent Public Accountants dated January 17, 2000, which appears on page 17 of the Registrant's Annual Report to Stockholders for the year ended November 27, 1999. No other changes were made to the Annual Report on Form 10-K by Amendment No. 1.



This Amendment No. 2 on Form 10-K/A is being filed to file the Financial Statements of a significant affiliate of the Company. The Financial Statements of the Bassett Industries Alternative Asset Fund, L.P. which has a fiscal year end of December 31, which is different than the Company's fiscal year end, are included herein on pages F-16 to F-25. No other changes are being made to the Annual Report on Form 10-K by this Amendment No. 2.

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

                           Consolidated Statements of Cash Flows-- Years Ended November 27, 1999, November 28, 1998 and November 30, 1997

                           Notes to Consolidated Financial Statements

                           Report of Independent Public Accountants

                  International Home Furnishings Center, Inc. Financial Statements are included herein on pages F-1 to F-13.


                  Bassett Industries Alternative Asset Fund, L.P. Financial Statements as of December 31, 1999 and 1998, and November 30, 1998 are included herein on pages F-16 to F-25.


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




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.




    By: /s/ BARRY C. SAFRIT                      Date:   4-11-00
       ---------------------------------------        --------------------------
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

BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.

FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999 AND 1998, AND
NOVEMBER 30, 1998
TOGETHER WITH AUDITORS' REPORT

 BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.

 TABLE OF CONTENTS


                                                                                                                   PAGE
 STATEMENTS OF FINANCIAL CONDITION
     As of December 31, 1999 and 1998, and November 30, 1998                                                         1

 STATEMENTS OF OPERATIONS
     For the Year Ended December 31, 1999,
     The One Month Period Ended December 31, 1998, and
     The Period From Inception (July 1, 1998) to November 30, 1998                                                   2

 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Year Ended December 31, 1999,
     The One Month Period Ended December 31, 1998, and
     The Period From Inception (July 1, 1998) to November 30, 1998                                                   3

 STATEMENTS OF CASH FLOWS
     For the Year Ended December 31, 1999,
     The One Month Period Ended December 31, 1998, and
     The Period From Inception (July 1, 1998) to November 30, 1998                                                   4

 NOTES TO FINANCIAL STATEMENTS
     December 31, 1999 and 1998, and November 30, 1998                                                               5

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Bassett Industries Alternative Asset Fund, L.P.:

We have audited the accompanying statements of financial condition of the Bassett Industries Alternative Asset Fund, L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998, and November 30, 1998, and the related statements of operations, changes in partners' capital and cash flows for the year ended December 31, 1999, the one month period ended December 31, 1998, and the period from inception (July 1, 1998) to November 30, 1998. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bassett Industries Alternative Asset Fund, L.P. as of December 31, 1999 and 1998, and November 30, 1998, and the results of its operations and its cash flows for the year ended December 31, 1999, the one month period ended December 31, 1998, and the period from inception (July 1, 1998) to December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                                         /s/ Arthur Andersen LLP

Richmond, Virginia
February 25, 2000

BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 1999 AND 1998, AND NOVEMBER 30, 1998

ASSETS


                                              DECEMBER 31,      DECEMBER 31,      NOVEMBER 30,
                                                 1999              1998             1998
                                              -----------       -----------       -----------
CASH AND CASH EQUIVALENTS                     $     2,267       $     5,562       $   131,520
FUND INVESTMENTS (NOTE 4)                      59,295,005        51,218,854        50,629,098
                                              -----------       -----------       -----------
Total assets                                  $59,297,272       $51,224,416       $50,760,618
                                              ===========       ===========       ===========


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accrued expenses                          $    10,107       $    16,950       $    18,100
    Payable to General Partner                         --                --            82,420
                                              -----------       -----------       -----------
Total liabilities                                  10,107            16,950           100,520
                                              -----------       -----------       -----------
PARTNERS' CAPITAL:
    General Partner                                11,855            10,239            10,130
    Limited Partner                            59,275,310        51,197,227        50,649,968
                                              -----------       -----------       -----------
Total partners' capital                        59,287,165        51,207,466        50,660,098
                                              -----------       -----------       -----------
Total liabilities and partners' capital       $59,297,272       $51,224,416       $50,760,618
                                              ===========       ===========       ===========


        The accompanying notes are an integral part of these statements.

BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.

STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1999,
THE ONE MONTH PERIOD ENDED DECEMBER 31, 1998, AND
THE PERIOD FROM INCEPTION (JULY 1, 1998) TO NOVEMBER 30, 1998

                                                          ONE MONTH             PERIOD FROM
                                       YEAR ENDED        PERIOD ENDED            INCEPTION
                                      DECEMBER 31,       DECEMBER 31,        (JULY 1, 1998) TO
                                          1999               1998            NOVEMBER 30, 1998
                                     --------------     --------------      ------------------
 REVENUES:
    Net gain on fund investments       $8,631,151         $  589,756           $  879,098
    Interest income                         6,308                340                2,271
                                      -----------        -----------          -----------
Total revenues                          8,637,459            590,096              881,369
                                      -----------        -----------          -----------
EXPENSES:
    Management fee                        541,176             41,210              207,445
    Other                                  16,584              1,518               23,826
                                      -----------        -----------          -----------
Total expenses                            557,760             42,728              231,271
                                      -----------        -----------          -----------
NET INCOME                             $8,079,699         $  547,368           $  650,098
                                      ===========        ===========          ===========



        The accompanying notes are an integral part of these statements.

BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1999,
THE ONE MONTH PERIOD ENDED DECEMBER 31, 1998, AND
THE PERIOD FROM INCEPTION (JULY 1, 1998) TO NOVEMBER 30, 1998


                                                            LIMITED PARTNER       GENERAL PARTNER           TOTAL
                                                           ----------------      -----------------     -------------
BALANCE, JULY 1, 1998
(INITIAL CAPITALIZATION)                                     $50,000,000              $10,000            $50,010,000
    Net income                                                   649,968                  130                650,098
                                                           --------------            ---------         --------------
BALANCE, NOVEMBER 30, 1998                                    50,649,968               10,130             50,660,098
    Net income                                                   547,259                  109                547,368
                                                           --------------            ---------         --------------
BALANCE, DECEMBER 31, 1998                                    51,197,227               10,239             51,207,466
    Net income                                                 8,078,083                1,616              8,079,699
                                                           --------------            ---------         --------------
BALANCE, DECEMBER 31, 1999                                   $59,275,310              $11,855            $59,287,165
                                                           ==============            =========         ==============


        The accompanying notes are an integral part of these statements.

BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.

STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1999,
THE ONE MONTH PERIOD ENDED DECEMBER 31, 1998, AND
THE PERIOD FROM INCEPTION (JULY 1, 1998) TO NOVEMBER 30, 1998

                                                                                                         PERIOD FROM
                                                                                                          INCEPTION
                                                                                 ONE MONTH              (JULY 1, 1998)
                                                              YEAR ENDED        PERIOD ENDED                  TO
                                                             DECEMBER 31,       DECEMBER 31,             NOVEMBER 30,
                                                                 1999               1998                     1998
                                                           ----------------   ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $ 8,079,699         $ 547,368             $    650,098
    Adjustment to reconcile net income to net cash
    used in operating activities-
      Net gain on fund investments                             (8,631,151)         (589,756)                (879,098)
    Increase (decrease) in operating liabilities-
      Payable to General Partner                                       --           (82,420)                  82,420
      Accrued expenses                                             (6,843)           (1,150)                  18,100
                                                             --------------      ------------          ---------------
Net cash used in operating activities                            (558,295)         (125,958)                (128,480)
                                                             --------------      ------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fund investments                                      --                --              (49,750,000)
    Sales of fund investments                                     555,000                --                       --
                                                             --------------      ------------          ---------------
Net cash provided by (used in) investing activities               555,000                --              (49,750,000)
                                                             --------------      ------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Initial capitalization                                             --                --               50,010,000
                                                             --------------      ------------          ---------------
Net (decrease) increase in cash and cash equivalents               (3,295)         (125,958)                 131,520
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                 5,562           131,520                       --
                                                             --------------      ------------          ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $     2,267         $   5,562             $    131,520
                                                             ==============      ============          ===============

        The accompanying notes are an integral part of these statements.

BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998, AND NOVEMBER 30, 1998

1.    ORGANIZATION:

The Bassett Industries Alternative Asset Fund, L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the "General Partner") of the Partnership. Harris Trust & Savings Bank is the asset custodian (the "Custodian") for the Partnership. Bassett Furniture Industries, Inc. (the "Limited Partner") and the General Partner are currently the only partners.

On February 23, 2000, the terms of the limited partnership agreement (the "Agreement") were amended to change the Partnership's fiscal year end to December 31. In association with this amendment, financial statements have been prepared for the one month period from the previous fiscal year end (November 30, 1998) to December 31, 1998, and for the year ended December 31, 1999.

The objective of the Partnership is to invest with hedge funds and other experienced portfolio managers or otherwise utilize the services of investment advisers or investment managers in order to make investments in and to purchase, hold, trade and sell securities. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers.

2.    PARTNERSHIP AGREEMENT:

The Partnership is governed by the terms of the Agreement. A general summary of salient points of the Agreement is provided below. Reference should be made to the Agreement to obtain a complete understanding of all pertinent information.

MANAGEMENT OF PARTNERSHIP AFFAIRS - Responsibility for managing the Partnership is vested solely with the General Partner. The General Partner's duties include the selection of investment managers, monitoring of the Partnership's investments, which includes the allocation of the Partnership's assets among the selected investment managers on an ongoing basis, and various administrative functions necessary to support the Partnership.

GENERAL PARTNER FEE - The General Partner receives a management fee from the Partnership, payable quarterly, based on an annual rate of 1 percent as applied to quarterly net assets, as defined.

CONTRIBUTION OF LIMITED PARTNER - The Limited Partner is required to make and maintain an investment in the Partnership of not less than $1,000,000. The Limited Partner may make a partial withdrawal of its investment as of the end of any fiscal year, as defined, but at all times its capital account must not be less than $1,000,000. The General Partner may, at its discretion, waive these minimum requirements. Additional investments are permitted at the discretion of the General Partner.

REDEMPTIONS - The Limited Partner may redeem part or all of its capital account as of any calendar year-end upon 90 days written notice to the General Partner (or such lesser notice as may be acceptable to the General Partner). The General Partner may redeem part or all of its capital account as of any calendar year-end, as defined, upon 45 days notice to the Limited Partner. Redemptions shall be at net asset value, as defined.

ALLOCATIONS - Each partner has a capital account with an initial balance equal to the amount each individual partner contributed to the Partnership. At the end of each month and at the time of any event causing the capital account of any partner to change, profits and losses are allocated to the accounts of the partners in the ratio that each partner's capital account bears to the balance of all partners' accounts. A separate allocation is performed for Federal income tax purposes.

TERMINATION OF PARTNERSHIP - The Partnership shall terminate and be dissolved upon the occurrence of any of the following events:

-  December 31, 2025;

-  the withdrawal, dissolution, insolvency, or removal of the General Partner;

- the written consent of the General Partner and a majority-in-interest of the Limited Partners; or

- the election of a majority-in-interest of the Limited Partners, if the Limited Partners determine that the General Partner has materially breached any provision of the Agreement.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS - The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INTEREST INCOME - The Partnership receives interest monthly from the Custodian based on prevailing short-term money market rates applied to 100 percent of the Partnership's average daily cash balance above a specified reserve, as defined. Interest income is accrued when earned.

INCOME TAXES - Income taxes have not been provided, as partners are individually liable for taxes, if any, on their share of the Partnership's net income or loss.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.    FUND INVESTMENTS:

The funds in which the Partnership invests engage primarily in speculative trading of security interests and have the discretion to invest in any type of security interest. Risks to these funds arise from the possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to the Partnership is limited to the amount of the Partnership's investment in each of these funds. In general, the Partnership may redeem part or all of its investment in each of the funds as of the end of each quarter or calendar year, upon 45 to 180 days prior written notice, as specified in the various fund agreements.

Fund investments are valued on the basis of net asset value, with the resultant difference from the prior valuation included in the accompanying statements of operations. The net asset value is determined by the investee fund based on its underlying financial instruments. The Partnership's share of the revenues and expenses of each fund is based on the Partnership's proportionate share of amounts invested during the period and is included as net gain (loss) on fund investments in the accompanying statements of operations. The Partnership's proportionate share of the investee funds' operating expenses, including brokerage commissions and management and incentive fees, incurred directly by the funds is reflected as a component of the net gain (loss) on fund investments within the accompanying statements of operations.

The following schedule shows the cost (adjusted for purchases and sales) and fair value of the Partnership's fund investments at December 31, 1999 and 1998, and November 30, 1998, (the Partnership's percentage of ownership, or number of shares, of each fund investment at December 31, 1999, is included in parentheses):


                                                                 DECEMBER 31, 1999                     DECEMBER 31, 1998
                                                          -------------------------------       -------------------------------
                                                            ADJUSTED             FAIR            ADJUSTED              FAIR
                                                              COST              VALUE              COST               VALUE
                                                          -----------        ------------       -----------        ------------
Styx Partners, L.P. (6.60%)                               $10,487,307         $12,130,328       $10,750,000         $11,253,650
Palladin Enhanced Return Partners, L.P. (34.34%)            8,501,052          10,263,618         8,750,000           9,467,933
Oz Domestic Partners, L.P. (1.91%)                          8,750,000          10,763,893         8,750,000           8,999,709
Farallon Capital Offshore Investors, Inc.

(1,912,530 Class A, Series A shares)                        7,500,000           8,937,530         7,500,000           7,551,052
Double Black Diamond, L.P. (4.65%)                          7,000,000           8,278,636         7,000,000           7,165,510
HBK Fund, L.P. (1.31%)                                      7,000,000           8,921,000         7,000,000           6,781,000
                                                          -----------        ------------       -----------        ------------
                                                          $49,238,359         $59,295,005       $49,750,000         $51,218,854
                                                          ===========        ============       ===========        ============
                                                                     NOVEMBER 30, 1998
                                                             ----------------------------------
                                                                ADJUSTED               FAIR
                                                                  COST                VALUE
                                                             ------------         -------------
Styx Partners, L.P. (6.60%)                                   $10,750,000          $11,214,142
Palladin Enhanced Return Partners, L.P. (34.34%)                8,750,000            9,321,290
Oz Domestic Partners, L.P. (1.91%)                              8,750,000            8,854,787
Farallon Capital Offshore Investors, Inc.

(1,912,530 Class A, Series A shares)                            7,500,000            7,412,832
Double Black Diamond, L.P. (4.65%)                              7,000,000            7,161,047
HBK Fund, L.P. (1.31%)                                          7,000,000            6,665,000
                                                             ------------         -------------
                                                              $49,750,000          $50,629,098
                                                             ============         =============

5.    OPERATING EXPENSES:

The Partnership pays its routine legal, accounting, audit, computer and other operating costs. The net assets of the Partnership reflect an accrual for such expenses incurred but not yet paid.

6. FINANCIAL INSTRUMENTS WITH MARKET AND CREDIT RISKS AND CONCENTRATIONS OF CREDIT RISK:

In the normal course of operations, the Partnership enters into various contractual commitments with elements of market risk in excess of the amounts recognized in the statement of financial condition. Contractual commitments that involve future settlement give rise to both market and credit risk. Market risk represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The Partnership's exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, volatility of interest, market currency rates and liquidity. With reference to the Partnership's credit and concentration of credit risks for investments in other security funds, the risk to the Partnership is limited to the Partnership's investment.

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