Form 10-Q
period 2000-02-26
BASSETT FURNITURE INDUSTRIES INC
filed 2000-04-11
CIK 10329

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2000

                                       OR


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

                          3525 Fairystone Park Highway
                            Bassett, Virginia 24055
                            -----------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (540) 629-6000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes      No  X
                         -----   -----

Form 10-K/A Amendment No. 2 was filed April 11, 2000, subsequent to the March 31, 2000 filing date.

At April 7, 2000, 11,845,132 shares of common stock of the Registrant were outstanding.




                                    1 of 16

                         PART I - FINANCIAL INFORMATION
               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
   FOR THE 13 WEEKS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 - UNAUDITED
                  (Dollars in thousands except per share data)

                                                                    2000               1999
                                                                    ----               ----
Net Sales                                                       $ 94,981           $ 99,809
Cost of sales                                                     76,408             80,233
                                                                --------           --------
  Gross profit                                                    18,573             19,576

Selling, general and administrative                               15,293             16,530
                                                                --------           --------
  Operating income                                                 3,280              3,046

Other income, net                                                  3,658              3,352
                                                                --------           --------
  Income before income taxes and cumulative
    effect of accounting change                                    6,938              6,398
Income taxes                                                       2,220              1,983
                                                                --------           --------
  Income before cumulative effect of accounting change             4,718              4,415

Cumulative effect of accounting change (net of income
    taxes of $171)                                                  (364)                 0
                                                                --------           --------
  Net income                                                       4,354              4,415

Retained earnings-beginning of period                            187,973            193,130
Cash dividends                                                    (2,393)            (2,551)
Purchase and retirement of
   common stock                                                   (1,894)            (2,892)
                                                                --------           --------
Retained earnings-end of period                                 $188,040           $192,102
                                                                ========           ========

Basic earnings per share:
Income before cumulative effect of accounting change            $   0.39           $   0.34
Cumulative effect of accounting change                              (.03)                --
                                                                --------           --------
Net income per share                                            $   0.36           $   0.34
                                                                ========           ========

Diluted earnings per share:
Income before cumulative effect of accounting change            $   0.39           $   0.34
Cumulative effect of accounting change                              (.03)                --
                                                                --------           --------
Net income per share                                            $   0.36           $    .34
                                                                ========           ========

Dividends per share                                             $   0.20           $   0.20
                                                                ========           ========



------------------------------------------

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.




                                    2 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    FEBRUARY 26, 2000 AND NOVEMBER 27, 1999
                                 (In thousands)

                                                             (Unaudited)
Assets                                                    February 26, 2000  November 27, 1999
------                                                    -----------------  -----------------
Current assets
    Cash and cash equivalents                                 $  2,599           $  5,740
    Trade accounts receivable, net                              69,556             64,731
    Inventories, net                                            49,584             50,206
    Other current assets                                         7,583              6,175
    Refundable income taxes                                      1,006              1,006
    Deferred income taxes                                        9,314              9,314
                                                              --------           --------
Total current assets                                           139,642            137,172
                                                              --------           --------

Property & equipment
    Cost                                                       233,317            227,439
    Less accumulated depreciation                              135,964            134,284
                                                              --------           --------
Total property & equipment                                      97,353             93,155
                                                              --------           --------

Other long-term assets
    Investment securities                                       21,964             23,057
    Investment in affiliated companies                          76,461             67,558
    Other                                                       18,332             21,887
                                                              --------           --------
Total other long-term assets                                   116,757            112,502
                                                              --------           --------
Total assets                                                  $353,752           $342,829
                                                              ========           ========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities
    Accounts payable                                          $ 26,606           $ 30,122
    Accrued liabilities                                         21,416             26,806
                                                              --------           --------
Total current liabilities                                       48,022             56,928
                                                              --------           --------

Long-term liabilities
    Employee benefits                                           10,919             10,998
    Notes Payable                                               37,000             18,000
    Deferred income taxes                                        3,429              1,152
                                                              --------           --------
Total long-term liabilities                                     51,348             30,150
                                                              --------           --------

Commitments and Contingencies

Stockholders' Equity
     Common stock                                               59,446             60,474
     Additional paid in capital                                      0                  0
     Retained earnings                                         188,040            187,973
     Accumulated other comprehensive income -
         unrealized holding gains, net of income tax
         effect                                                  7,174              7,993
     Unamortized stock compensation                               (278)              (689)
                                                              --------           --------
Total stockholders' equity                                     254,382            255,751
                                                              --------           --------
Total liabilities and stockholders' equity                    $353,752           $342,829
                                                              ========           ========



------------------------------------------

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.



                                    3 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE 13 WEEKS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27, 1999 - UNAUDITED
                                 (in thousands)

                                                                     2000              1999
                                                                     ----              ----
Net income                                                       $  4,354           $ 4,415
Adjustments to reconcile net income to net cash used in
operating activities:
     Depreciation and amortization                                  2,677             2,161
     Equity in undistributed income of affiliated
     companies                                                     (4,080)           (2,288)
     Provision for deferred income taxes                            2,277             1,202
     Net gain from sales of investment securities                      --              (391)
     Net gain on financial instrument                              (1,366)               --
     Compensation earned under restricted stock plan                   60                60
     Changes in operating assets and liabilities:
             Trade accounts receivable                             (5,054)           (5,006)
             Inventory                                             (5,386)            1,506
             Prepaid expenses and other                             2,147              (400)
             Income taxes                                              --               820
             Accounts payable and accrued liabilities                 627            (2,360)
             Long-term liabilities                                    (79)             (117)
                                                                 --------           -------
          Net cash used in operating activities                    (3,823)             (398)
                                                                 --------           -------

Investing activities:
     Purchases of property and equipment                           (7,979)           (5,411)
     Proceeds from sales of property and equipment                     --               970
     Proceeds from sales of investment securities                      --            14,076
     Investments in affiliated companies                           (4,200)           (5,850)
     Other                                                           (876)              308
                                                                 --------           -------
          Net cash provided by (used in) investing
          activities                                              (13,055)            4,093
                                                                 --------           -------

Financing activities:
     Borrowings under notes payable                                19,000                --
     Issuance of common stock                                          12                15
     Repurchase of common stock                                    (2,882)           (3,778)
     Cash dividends                                                (2,393)           (2,551)
                                                                 --------           -------
          Net cash provided by (used in) financing
          activities                                               13,737            (6,314)
                                                                 --------           -------


Net change in cash and cash equivalents                            (3,141)           (2,619)

Cash and cash equivalents, beginning of period                      5,740             5,499
                                                                 --------           -------

Cash and cash equivalents, end of period                         $  2,599           $ 2,880
                                                                 ========           =======

------------------------------------------

 The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.


                                    4 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                              STATEMENTS-UNAUDITED
                               FEBRUARY 26, 2000
             (Dollars in thousands except share and per share data)

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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (the "Company") and its subsidiaries, all of which are wholly owned. In the first quarter of fiscal 2000, the Company merged its retail operating segment into a new joint venture known as the Ladin Retail Group (LRG). The Company does not control the joint venture and accordingly the joint venture has been accounted for under the equity method of accounting.

Note B. Reclassifications:
For comparative purposes certain amounts for fiscal 1999 have been reclassified to conform to fiscal 2000 presentation.

Note C. Cumulative Effect of Accounting Change:
In 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires start-up costs, as defined, to be expensed as incurred. In accordance with this SOP, any previously capitalized start-up costs are required to be written-off as a cumulative effect of a change in accounting principle. The Company, upon adoption of this SOP in the first quarter of fiscal 2000, has written off the unamortized balance of such previously capitalized start-up costs as of November 28, 1999, of $535 ($364 after tax) or $.03 per diluted share as a cumulative effect of an accounting change.

Note D. Inventories:
Inventories are carried at last-in, first-out (LIFO) cost which is not in excess of market. Inventories at February 26, 2000 and November 27, 1999 consisted of the following:


                                                                 February 26,       November 27,
                                                                      2000               1999
                                                                      ----               ----
Finished goods                                                       $ 43,794           $ 41,823
Work in process                                                        10,595              9,880
Raw materials and supplies                                             20,849             17,881
Retail merchandise                                                         --              6,076
                                                                     --------           --------
Total inventories valued at first-in, first-out (FIFO) cost            75,238             75,660
LIFO adjustment                                                       (25,654)           (25,454)
                                                                     --------           --------
Total inventories                                                    $ 49,584           $ 50,206
                                                                     ========           ========

Note E. Investment in affiliated companies and joint venture:
Summarized combined income statement information for the Company's equity method investments for the thirteen weeks ended February 26, 2000 and February 27, 1999 are as follows:

                                                               2000           1999
                                                               ----           ----
Revenues                                                       $28,496        $ 9,420
Income from operations                                           7,593          6,333
Net income                                                       3,462          3,808

In the first quarter of 2000 the Company merged all of its eight BFD stores with a licensee's five BFD stores to form a joint venture known as LRG. The Company contributed the net assets from its retail operations - $1.7 million, along with $4.2 million in cash, and the licensee contributed their net assets along with $.5 million in cash. The effect of the merger has been included in the changes in operating assets and liabilities in the Consolidated Statement of Cash Flows.




                                    5 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                              STATEMENTS-UNAUDITED
                               FEBRUARY 26, 2000
             (Dollars in thousands except share and per share data)

Note F. Comprehensive income:
For the thirteen weeks ended February 26, 2000, and February 27, 1999, total comprehensive income was $3,797 and $4,222, respectively. Included in total comprehensive income for the first quarter was net income of $4,354 and $4,415, respectively, and unrealized holding losses arising during the period, net of tax of $557 and $193, respectively.

Note G. Contingencies:
A suit was filed in June, 1997, in the Superior Court of the State of California for the County of Los Angeles (the "Superior Court") against the Company, two major retailers and certain current and former employees of the Company. The suit sought certification of a class consisting of all consumers who purchased certain mattresses and box springs from the major retailers that were manufactured by a subsidiary of the Company, E.B. Malone Corporation, with allegedly different specifications than those originally manufactured for sale by these retailers. The suit alleged various causes of action, including negligent misrepresentation, breach of warranty, violations of deceptive practices laws and fraud. Plaintiffs sought compensatory damages of $100 million and punitive damages. In 1998, the Superior Court dismissed the class action allegations in plaintiffs' complaint and transferred the entire action out of the class action department. The Court also dismissed many of the individual claims. Plaintiffs then filed a notice of appeal from the class action ruling. Plaintiffs also filed a petition for a writ of mandamus or other extraordinary relief, which was denied. The suit was subsequently transferred from the Superior Court for the County of Los Angeles to the Superior Court for Orange County. After the case was transferred to Orange County, the plaintiffs stipulated to a dismissal with prejudice of all individual defendants. Additionally, all remaining claims against the Company were stayed by the Court pending Plaintiffs' appeal of the dismissal of their class action allegations. The parties have recently briefed the issues on appeal, but the appellate court has set no hearing date. Although it is impossible to predict the ultimate outcome of this litigation, the Company intends to vigorously defend this suit because it believes that the damages sought are unjustified and because this case is inappropriate for class action treatment. Because the Company believes that the two major retailers were unaware of any alleged changes in specifications, the Company has agreed to indemnify the two major retailers with respect to the above.

Legislation has phased out interest deductions on certain policy loans related to Company owned life insurance (COLI) as of January 1, 1999. The Company has recorded cumulative reductions to income tax expense of approximately $8,000 as the result of COLI interest deductions through 1998. The Internal Revenue Service, on a national level, has pursued an adverse position regarding the deductibility of COLI policy loan interest for years prior to January 1, 1999. In 1999, the IRS received a favorable Tax Court ruling on one taxpayer regarding the non-deductibility of COLI loan interest. Management understands that this ruling and the adverse position taken by the IRS will be subjected to extensive challenges in court. In the event that the IRS prevails, the outcome could result in potential income tax and interest payments which could be material to the Company's future results of operations.

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

Note H. Financial Instruments:
In the first quarter of 1999, the company entered into an equity collar arrangement in order to reduce its exposure to fluctuations in its investment portfolio. The equity collar was a series of puts and calls on a market index, covering a notional amount of securities, which expired quarterly in varying amounts over a three year period. In the first quarter of 2000, the Company terminated this particular financial instrument and recognized a gain of $1.4 million, which is included in other income, and entered into a new financial instrument which more clearly correlates to its equity portfolio. The new financial instrument has a notional value of $10.1 million and expires quarterly in varying amounts over the next six years. The fair market value of this financial instrument at February 26, 2000 was approximately $1 million and is included in accrued liabilities on the accompanying balance sheet.



                                    6 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                               FEBRUARY 26, 2000
             (Dollars in thousands except share and per share data)

Note I. Earnings per share:
The following reconciles basic and diluted earnings per share before cumulative effect of accounting change:


                                                                              Weighted        Earnings per
                                                           Income          Average Shares        share
                                                           -----------------------------------------------
For the thirteen weeks ended February 26, 2000
----------------------------------------------

Income available to common stockholders                       $4,718          11,971,965         $0.39
Add effect of dilutive securities:
    Options and restricted stock                                  --                 818            --
                                                           -----------------------------------------------
Diluted earnings per share                                    $4,718          11,972,783         $0.39
                                                              ======          ==========         =====

For the thirteen weeks ended February 27, 1999
----------------------------------------------

Income available to common stockholders                       $4,415          12,800,832         $0.34
Add effect of dilutive securities:
    Options and restricted stock                                  --               3,093            --
                                                           -----------------------------------------------
Diluted earnings per share                                    $4,415          12,803,925         $0.34
                                                              ======          ==========         =====

Options to purchase 1.4 and 1.3 million shares of common stock were outstanding during the first quarters of 2000 and 1999, respectively, that could potentially dilute basic EPS in the future.

Note J. Segment Information:
Segment information for the periods ended February 26, 2000 and February 27, 1999 was as follows:

As of February 26, 2000
                                          Wood       Upholstery            Other      Consolidated
                                          ----       ----------            -----      ------------
Net sales                              $67,479          $24,440          $ 3,062           $94,981
Operating income (loss)                 10,673            1,914           (9,307)            3,280
Depreciation and amortization            1,268              237            1,172             2,677
Capital expenditures                     1,692            1,176            5,111             7,979

As of  February 27, 1999
                                          Wood       Upholstery            Other      Consolidated
                                          ----       ----------            -----      ------------
Net sales                              $61,549          $27,542          $10,718           $99,809
Operating income (loss)                  9,718            2,674           (9,346)            3,046
Depreciation and amortization            1,024              191              946             2,161
Capital expenditures                     1,784              912            2,715             5,411

The Company's other businesses consist of the Bedding Division (for the first quarter of 1999), a contemporary furniture business (Wieman) the retail business (for the first quarter of 1999) and corporate operations, all included to reconcile segment information to the Condensed Consolidated Financial Statements. Wholesale profitability includes the wholesale gross margin, which is earned on wholesale sales to all retail stores. Operating income by business segment is defined as sales less direct operating costs and expenses.



                                    7 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                February 26,2000
             (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First quarter 2000 compared with first quarter 1999

In the first quarter of 2000 Bassett reported $95.0 million in sales, a decline of 4.8% from the $99.8 million reported for the first quarter 1999. The decline in sales reflects the spin off of the Company's bedding division and retail operations. In April of 1999, the Company sold its Bedding Division, which had revenues of $7.2 million in the first quarter of 1999 (prior to the sale). In the first quarter of 2000 the Company merged its eight BFD stores and formed a new joint venture known as the Ladin Retail Group (LRG). Offsetting this decline were increases in core Bassett branded wholesale furniture sales. Core wholesale furniture sales increased 2.5% in the first quarter of 2000 driven by the opening of additional Bassett Furniture Direct ("BFD") stores. Three additional stores were opened in the first quarter of 2000. Within the core wholesale furniture segment, sales of wood products increased 9.6% while upholstery product sales declined 11.3%. We continue to reposition our upholstery product offerings and account structure in order to improve both service and profitability.

Gross margin; selling, general and administrative (S,G &A) expenses; and operating income as a percentage of net sales were as follows for the quarters ended February 26, 2000 and February 27, 1999:

                                             2000                   1999
                                             ----                   ----
Gross margin                                19.6%                  19.6%
S, G &A                                     16.1%                  16.6%
Operating income                             3.5%                   3.1%


Overall gross margins remained flat for the first quarter 2000 compared to the first quarter 1999. On a continuing operations basis, margins improved slightly from 19.2% in the first quarter 1999 to 19.6% in the first quarter 2000 by consolidation and absorption efficiencies, new investments in technology and equipment, manufacturing process improvements and product enhancements. Gross margins were negatively impacted in the first quarter 2000 due to start-up costs of approximately $900 at the new dining table top plant. The consolidation of the J.D. Bassett plant in the Wood Division is in process and the closing of the Dumas plant in the Upholstery Division was completed during the first quarter of 2000. The consolidation of this volume into other upholstery plants is expected to have a positive effect on future margins.

S,G&A expenses decreased slightly from 16.6% for the first quarter of 1999 to 16.1% for the first quarter of 2000. The decrease is mainly attributable to the retail operations being transferred to the joint venture at the beginning of fiscal 2000. The Company plans to continue to focus its spending on marketing and advertising in order to drive its sales growth. Management has targeted S,G &A spending in the wholesale furniture segment to be an approximate 16.5% of wholesale furniture sales over the next five years.

Other income increased to $3.7 million in the first quarter 2000 from $3.4 million in the first quarter 1999. The increase in 2000 was due primarily to strong returns on affiliate investments and a gain recognized on the termination of an equity index collar. These results were offset by the Company's share of losses in the LRG joint venture. Other income will continue to be an integral component of the Company's future earnings. Management plans to continue to make investments in companies which are strategically aligned with Bassett and the home furnishings industry.



                                    8 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                FEBRUARY 26,2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The effective tax rate was 32% in the first quarter of 2000 compared to 31% in the first quarter of 1999. The tax rates are lower than the statutory federal income tax rate due to exclusions for tax exempt income.

For the quarter ended February 26, 2000, income before cumulative effect of the accounting change was $4.7 million or $.39 per diluted share, the effect of the accounting change was $364 after the impact of income taxes or $.03 per diluted share and net income was $4.4 million or $.36 per diluted share, compared to $4.4 million or $.34 per diluted share for the first quarter ended February 27, 1999.

Segment Information

The following is a discussion of operating results for each of Bassett's business segments.

                                                     Quarter Ended                          Quarter Ended
Wood Division                                      February 26, 2000                      February 27, 1999
                                                   --------------------------------------------------------
Net sales                                               $67,479                                $61,549
Contribution to profit and overhead                     $10,673                                $ 9,718

Wood Division net sales grew 9.6% in the first quarter 2000 over the first quarter 1999 results, due to the expansion of the BFD store program, new product introductions, and improvements in product styling, quality, and service.

Contribution to profit and overhead is defined by the Company as gross profit less direct divisional operating expenses but excluding any allocation of corporate overhead expenses, interest expense, or income taxes. For the Wood Division contribution to profit and overhead has remained at 15.8 as a percentage of net sales in the first quarter of 2000 and 1999. Quarter over quarter the results have improved 9.8% due to the combination of consolidation and absorption efficiencies and investments in equipment and technology, and manufacturing process improvements.

Two of the Company's wood manufacturing facilities posted notable improvements in their contribution to profit and overhead from the first quarter 1999 to the first quarter 2000. One plant located in Bassett, VA (J.D. Bassett plant) and one in Mt. Airy, North Carolina, achieved these results for the reasons noted above as well as a plant consolidation in process at the J. D. Bassett plant. In addition, sales of the Company's import products have more than doubled on a quarter to quarter comparison, improving sales and profitability for the Wood Division. Offsetting these positive results were approximately $900 of start-up related costs associated with the Dining Table Top plant located in Martinsville, Virginia.

                                                     Quarter Ended                          Quarter Ended
Upholstery Division                                February 26, 2000                      February 27, 1999
                                                   --------------------------------------------------------
Net sales                                               $24,440                                $27,542
Contribution to profit and overhead                     $ 1,914                                $ 2,674

Net sales for the Upholstery Division have declined for the first quarter 2000 compared to the first quarter 1999, as the Company continues its repositioning of this segment and refinement of product offerings. Management decided to exit certain distribution channels, which were incompatible with the Bassett brand image and its current primary channels of distribution. The Company is focusing this segment on its BFD stores, its At Home with Bassett galleries, and several of its major customers.




                                    9 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                FEBRUARY 26,2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Contribution to profit and overhead has deteriorated on a quarter to quarter comparison due to losses sustained in closing the Dumas, Arkansas plant and a deterioration of the sales base. The Company is implementing several operational initiatives to improve results including cellular manufacturing and investments in new cutting and sewing equipment.

In the first quarter of 2000, the Company merged its eight BFD stores and formed a new joint venture known as the Ladin Retail Group (LRG). Bassett retains a 51% ownership of the joint venture but does not retain control of the joint venture and accordingly the joint venture has been accounted for under the equity method of accounting. The results of LRG's operations for the first quarter of 2000 have been included as a component of other income.

The changes in "Other" operations from the first quarter of 2000 to the first quarter of 1999, detailed in Note J to the Condensed Consolidated Financial Statements reflect the elimination of discontinued operations, the sale of the Bedding Division, and the increase in corporate related marketing and support structure spending.

Liquidity and Capital Resources

Cash used in operating activities was $3.8 million for the first quarter ended February 26, 2000 compared to $.4 million for the quarter ended February 27, 1999. The increase in 2000 was attributable to increased inventory levels (timing of lumber purchases) and increases in accounts receivable (timing of cash receipts), both due in part to the evolution of the Company's distribution channels.

The Company invested $8.0 million in property and equipment in the first quarter 2000 for real estate, manufacturing equipment to improve productivity, and new enterprise-wide information systems. Cash of $4.2 million was invested into the new joint venture with LRG and no sales of investment securities took place in the first quarter of 2000.

The Company entered into a $50 million revolving credit facility in fiscal 1999. Management decided to borrow money at competitive rates rather than further liquidate its investment portfolio, which continues to generate favorable returns. Borrowings under the credit facility were $19 million during the first quarter of 2000.

Given this increase in borrowings, the Company is focusing on working capital and its investing and financing activities. The Company has also begun negotiations to increase its current revolving credit facility which should be finalized in the third quarter of fiscal 2000.

The Company purchased and retired 195,000 shares of its Common Stock during the first quarter of 2000. These purchases were part of the Company's stock repurchase program, approved in fiscal 1998, which allows the Company to repurchase up to 1.3 million shares for an aggregate purchase price not to exceed $40 million. The average cost of the shares purchased during the first quarter of 2000 was $14.77, resulting in a total expenditure of $2.9 million.

The current ratio as of February 26, 2000 and November 27, 1999, respectively, was 2.91 to 1 and 2.41 to 1. Working capital at February 26, 2000 was $91.6 million compared to $80.2 million at November 27, 1999. The Company's consolidated financial statements are prepared on the basis of historical cost and are not intended to show the impact of inflation or changing prices. Neither inflation nor changing prices has had a material effect on the Company's consolidated financial position and results of operations in prior years.




                                    10 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                FEBRUARY 26,2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Year 2000:

April 2000 Update:

Through the first quarter of the year 2000, Bassett's operations throughout the United States are fully functioning and have not experienced any significant problems associated with the Y2K issue. We are pleased by the results of our Year 2000 efforts, and that of our customers, suppliers, and third party service providers thus far, however the Company remains vigilant in its testing and preparations for any follow-on Year 2000 issues that may arise.





                                    11 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                FEBRUARY 26,2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Market Risk:
The Company is exposed to market risk for changes in market prices of its various types of investments. The Company's investments include equity securities, a financial instrument entered into in order to hedge its equity securities, and an investment partnership included in its investments in affiliated companies. The Company does not use these securities for trading purposes and is not party to any leveraged derivatives.

The Company's equity securities portfolio, which totaled $22 million at February 26, 2000, is diversified among over twenty different medium to large capitalization interests. The Company entered into an equity collar in 1999 to reduce its exposure to fluctuations in the market value of these securities. In the first quarter of 2000, management decided to liquidate this financial instrument and enter into a new financial instrument which more clearly correlates to its equity portfolio. The new financial instrument has a notional value of $10.1 million and expires quarterly in varying amounts over the next six years. Although there are no maturity dates for the Company's equity investments, management has plans to liquidate both its current equity portfolio and the related financial instrument on a scheduled basis over the next six years.

The Company's investment in a limited partnership, which totaled $61 million at February 26, 2000, invests in various other private limited partnerships which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership's exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest, market currency rates, and liquidity.



                                    12 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                FEBRUARY 26,2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Safe-harbor, forward-looking statements:
This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

o  competitive conditions in the home furnishings industry
o  general economic conditions that are less favorable than expected
o  overall consumer demand for home furnishings
o  timing and number of new BFD openings
o  cost and availability of raw materials and labor
o  information and technology advances, including Year 2000 issues
o  effectiveness of marketing and advertising campaigns
o  future tax legislation, or regulatory or judicial positions related to COLI






                                    13 of 16

                           PART II - OTHER INFORMATION
               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                FEBRUARY 26, 2000


Item 4. Submission of matters to a vote of security holders The stockholders were asked to vote on four proposals at the Annual Meeting of Stockholders held on March 28, 2000: (1) election of nine directors, (2) proposal to approve the BFI 2000 Employee Stock Purchase Plan, (3) proposal to amend the BFI 1993 Stock Plan for nonemployee directors including an increase of 50,000 in the number of shares of the Company's common stock available for issuance under the plan, and
(4) ratification of selection of Arthur Andersen LLP as independent public accountants.

The results of the votes by the stockholders were as follows:

(1)  Election of Directors:

                                                                            Voted For            Withheld
                                                                            ---------            --------
Paul Fulton                                                                10,088,020             498,528
Amy W. Brinkley                                                            10,087,520             499,028
Peter W. Brown M.D.                                                        10,087,553             498,995
Thomas E. Capps                                                            10,090,330             496,218
Willie D. Davis                                                            10,087,820             498,728
Alan T. Dickson                                                            10,089,272             497,276
Howard H. Haworth                                                          10,088,020             498,528
Michael E Murphy                                                           10,088,020             498,528
Robert H. Spilman Jr.                                                      10,094,803             491,745


(2)  Approval of 2000 Employee Stock Purchase Plan:
     Voted for -9,407,415; against -484,329; abstained and broker non votes -692,804

(3)  Amendments to the Company's 1993 Stock Plan for Non-employee Directors:
     Voted for - 9,082,870; against - 813,402; abstained and broker non votes - 690,276

(4)  Ratification of Arthur Andersen LLP as independent public accountants:
     Voted for - 9,782,346; against - 173,735; abstained and broker non votes -630,467


Item 6.

a.   Exhibits
     (27) Financial Data Schedule

b.   Reports on Form 8-K:
The Company filed Form 8-K on March 31, 2000, which announced the Company's new CEO.






                                    14 of 16

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



BASSETT FURNITURE INDUSTRIES, INCORPORATED




/s/ BARRY C. SAFRIT
-----------------------------------------------------------------
Barry C. Safrit, Vice President, Chief Accounting Officer


April 11, 2000










                                    15 of 16

                       BASSETT FURNITURE INDUSTRIES INC.
                                  EXHIBIT INDEX



Exhibit No.                         Exhibit Description                     Page No.
-----------                         -------------------                     --------
   27                              Financial Data Schedule                   page 9
















                                    16 of 16