Form 10-Q
period 2000-05-27
BASSETT FURNITURE INDUSTRIES INC
filed 2000-07-11
CIK 10329

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 27, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to _________________

Commission File No. 0-209

                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
             (Exact name of Registrant as specified in its charter)

             Virginia                                      54-0135270
             ---------------------                 ------------------
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

Form 10-K (a) Amendment No. 2 was filed April 11, 2000, subsequent to the March 31, 2000 filing date.

At July 6, 2000, 11,772,754 shares of common stock of the Registrant were outstanding.



                                    1 of 16

                         PART I - FINANCIAL INFORMATION
               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
        FOR THE PERIODS ENDED MAY 27, 2000 AND MAY 29, 1999 - UNAUDITED
                  (Dollars in thousands except per share data)

                                                       Six Months Ended             Quarter Ended
                                                   --------------------------  ----------------------------
                                                   May 27, 2000  May 29, 1999  May 27, 2000    May 29, 1999
                                                   ------------  ------------  ------------    ------------
Net sales                                            $187,347      $ 203,468     $  92,366       $ 103,659
Cost of sales                                         150,876        161,428        74,468          81,195
                                                   ------------  ------------  ------------    ------------
Gross profit                                           36,471         42,040        17,898          22,464


Selling, general and administrative                    30,356         35,009        15,063          18,479
                                                   ------------  ------------  ------------    ------------
Income from operations                                  6,115          7,031         2,835           3,985

Other income, net                                       7,462          6,808         3,804           3,456
                                                   ------------  ------------  ------------    ------------
Income before income taxes                             13,577         13,839         6,639           7,441

Income taxes                                           (4,344)        (4,364)       (2,124)         (2,381)
                                                   ------------  ------------  ------------    ------------
Income before cumulative effect
     of accounting change                               9,233          9,475         4,515           5,060

Cumulative effect of accounting
     change (net of income taxes of $171)                (364)             -             -               -
                                                   ------------  ------------  ------------    ------------
Net income                                           $  8,869      $   9,475     $   4,515       $   5,060
                                                   ------------  ------------  ------------    ------------

Retained earnings-beginning of period                 187,973        193,130       188,040         192,102
Cash dividends                                         (4,788)        (5,072)       (2,395)         (2,521)
Purchase and retirement of
     common stock                                      (2,871)        (5,709)         (977)         (2,817)
                                                   ------------  ------------  ------------    ------------
Retained earnings-end of period                      $189,183      $ 191,824     $ 189,183       $ 191,824
                                                   ============  ============  ============    ============

Basic earnings per share:
Income before cumulative effect
     of accounting change                            $   0.78      $    0.75     $    0.38       $    0.40
Cumulative effect of accounting change                  (0.03)             -             -               -
                                                   ------------  ------------  ------------    ------------
                                                     $   0.75      $    0.75     $    0.38       $    0.40
                                                   ============  ============  ============    ============
Diluted earnings per share:
Income before cumulative effect
     of accounting change                            $   0.78      $    0.75     $    0.38       $    0.40
Cumulative effect of accounting change                  (0.03)             -             -               -
                                                   ------------  ------------  ------------    ------------
                                                     $   0.75      $    0.75     $    0.38       $    0.40
                                                   ============  ============  ============    ============

Dividends per share                                  $   0.40      $    0.40     $    0.20       $    0.20
                                                   ============  ============  ============    ============

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.



                                    2 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       MAY 27, 2000 AND NOVEMBER 27, 1999
                                 (in thousands)

                                                              (Unaudited)
Assets                                                        May 27, 2000          November 27, 1999
--------------------------------------------------------     --------------         -----------------
Current assets
  Cash and cash equivalents                                    $       508            $        5,740
  Trade accounts receivable, net                                    70,813                    64,731
  Inventories, net                                                  60,353                    50,206
  Other current assets                                               6,883                     6,175
  Refundable income taxes                                            1,006                     1,006
  Deferred income taxes                                              9,314                     9,314
                                                             --------------         -----------------
Total current assets                                               148,877                   137,172
                                                             --------------         -----------------
Property & equipment
  Cost                                                             232,505                   227,439
  Less accumulated depreciation                                    133,632                   134,284
                                                             --------------         -----------------
Total property & equipment                                          98,873                    93,155
                                                             --------------         -----------------
Other long-term assets
  Investment securities                                             19,849                    23,057
  Investment in affiliated companies                                80,248                    67,558
  Other                                                             18,139                    21,887
                                                             --------------         -----------------
Total other long-term assets                                       118,236                   112,502
                                                             --------------         -----------------
Total assets                                                   $   365,986            $      342,829
                                                             ==============         =================

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                             $    21,313            $       30,122
  Accrued liabilities                                               24,151                    26,806
                                                             --------------         -----------------
Total current liabilities                                           45,464                    56,928
                                                             --------------         -----------------

Long-term liabilities
  Employee benefits                                                 10,719                    10,998
  Notes Payable                                                     50,500                    18,000
  Deferred income taxes                                              3,753                     1,152
                                                             --------------         -----------------
Total long-term liabilities                                         64,972                    30,150
                                                             --------------         -----------------
Stockholders' Equity
  Common stock                                                      58,864                    60,474
  Additional paid in capital                                             -                         -
  Retained earnings                                                189,183                   187,973
  Accumulated other comprehensive income -
    unrealized holding gains, net of income tax effect               7,795                     7,993
  Unamortized stock compensation                                      (292)                     (689)
                                                             --------------         -----------------
Total stockholders' equity                                         255,550                   255,751
                                                             --------------         -----------------
Total liabilities and stockholders' equity                     $   365,986            $      342,829
                                                             ==============         =================

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.



                                    3 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED MAY 27, 2000 AND MAY 29, 1999 - UNAUDITED
                                 (in thousands)

                                                                                        2000               1999
                                                                                     ---------           ---------
Net income                                                                           $  8,869            $  9,475
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                                         5,086               4,121
  Equity in undistributed income of affiliated companies                               (6,785)             (5,364)
  Provision for deferred income taxes                                                   2,601               2,608
  Net gain from sales of investment securities                                           (464)               (955)
  Net gain from sales of property and equipment                                          (175)                  -
  Compensation earned under restricted stock plan                                         397                 119
  Changes in operating assets and liabilities:
      Trade accounts receivable                                                        (6,311)             (1,943)
      Inventory                                                                       (16,506)             (2,263)
      Prepaid expenses and other                                                       (1,819)               (576)
      Income taxes                                                                          -               5,731
      Accounts payable and accrued liabilities                                         (2,543)                741
      Long-term liabilities                                                              (279)               (266)
                                                                                     ---------           ---------
    Net cash provided by (used in) operating activities                              $(17,929)           $ 11,428
                                                                                     ---------           ---------

Investing activities:
  Purchases of property and equipment                                                 (12,725)            (22,372)
  Proceeds from sales of property and equipment                                           178                 970
  Proceeds from sales of investment securities                                          2,208              24,439
  Investments in affiliated companies                                                  (4,200)             (6,050)
  Other, net                                                                            4,007                (579)
                                                                                     ---------           ---------
    Net cash (used in) investing activities                                          $(10,532)           $ (3,592)
                                                                                     ---------           ---------

Financing activities:
  Borrowings under notes payable                                                       32,500                   -
  Issuance of common stock                                                                104                  29
  Repurchase of common stock                                                           (4,587)             (7,501)
  Cash dividends                                                                       (4,788)             (5,072)
                                                                                     ---------           ---------
    Net cash provided by (used in) financing activities                                23,229             (12,544)
                                                                                     ---------           ---------

Net change in cash and cash equivalents                                                (5,232)             (4,708)

Cash and cash equivalents, beginning of period                                          5,740               5,499
                                                                                     ---------           ---------
Cash and cash equivalents, end of period                                             $    508            $    791
                                                                                     =========           =========

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.



                                    4 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
       MAY 27, 2000 (Dollars in thousands except share and per share data)

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

Note D. Inventories:

Inventories are carried at last-in, first-out (LIFO) cost which is not in excess of market. Inventories at May 27, 2000 and November 27, 1999 consisted of the following:

                                                                     May 27,     November 27,
                                                                      2000           1999
                                                                   --------------------------
Finished goods                                                     $  50,582    $    41,823
Work in process                                                       10,135          9,880
Raw materials and supplies                                            25,490         17,881
Retail merchandise                                                         -          6,076
                                                                   --------------------------
Total inventories valued at first-in, first-out (FIFO) cost           86,207         75,660
LIFO adjustment                                                      (25,854)       (25,454)
                                                                   --------------------------
Total inventories, net                                             $  60,353    $    50,206
                                                                   ==========================

Note E. Investment in affiliated companies and joint venture:

Summarized combined income statement information for the Company's equity method investments for the six months ended May 27, 2000 and May 29, 1999 are as follows:

                             2000         1999
                           ---------------------
Revenues                   $ 47,838     $ 22,200
Income from operations       14,558       14,549
Net income                   10,159        8,937

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



                                    5 of 16

                BASSETT FURNTURE INDUSTRIES INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
       May 27, 2000(Dollars in thousands except share and per share data)

Note F. Comprehensive income:

For the quarters ended May 27, 2000, and May 29, 1999, total comprehensive income was $5,136 and $4,839, respectively. Included in total comprehensive income is net income of $4,515 and $5,060 and unrealized gains (losses), net of tax of $621 and ($221). Comprehensive income was $8,671 and $9,061, consisting of net income of $8,869 and $9,475 and unrealized holding gains (losses), net of tax of ($198) and ($414) for the six month periods ended May 27, 2000, and May 29, 1999, respectively.

Note G. Contingencies:

A suit was filed in June, 1997, in the Superior Court of the State of California for the County of Los Angeles (the "Superior Court") against the Company, two major retailers and certain current and former employees of the Company. The suit sought certification of a class consisting of all consumers who purchased certain mattresses and box springs from the major retailers that were manufactured by a subsidiary of the Company, E.B. Malone Corporation, with allegedly different specifications than those originally manufactured for sale by these retailers. The suit alleged various causes of action, including negligent misrepresentation, breach of warranty, violations of deceptive practices laws and fraud. Plaintiffs sought compensatory damages of $100 million and punitive damages. In 1998, the Superior Court dismissed the class action allegations in plaintiffs' complaint and transferred the entire action out of the class action department. The Court also dismissed many of the individual claims. Plaintiffs then filed a notice of appeal from the class action ruling. Plaintiffs also filed a petition for a writ of mandamus or other extraordinary relief, which was denied. The suit was subsequently transferred from the Superior Court for the County of Los Angeles to the Superior Court for Orange County. After the case was transferred to Orange County, the plaintiffs stipulated to a dismissal with prejudice of all individual defendants. Additionally, all remaining claims against the Company were stayed by the Court pending plaintiffs' appeal of the dismissal of their class action allegations. On June 13, 2000, the Court of Appeal denied plaintiffs' appeal and entered an order affirming the dismissal of the class action allegations. With the dismissal of the class action allegations, the suit now consists of damage claims by nine named plantiffs (seven individuals and two companies), together with restitution claims for other purchasers under Business & Professions Code 17200. The Company intends to vigorously defend the remaining portions of this suit. Because the Company believes that the two major retailers were unaware of any alleged changes in specifications, the Company has agreed to indemnify the two major retailers with respect to the above.

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



                                    6 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
      May 27, 2000 (Dollars in thousands except share and per share data)

Note H. Financial Instruments:

In the first quarter of 1999, the Company entered into an equity collar arrangement in order to reduce its exposure to fluctuations in its investment portfolio. The equity collar was a series of puts and calls on a market index, covering a notional amount of securities, which expired quarterly in varying amounts over a three year period. In the first quarter of 2000, the Company terminated this particular financial instrument and recognized a gain of $1.4 million, which is included in other income, and entered into a new financial instrument which more clearly correlates to its equity portfolio. The new financial instrument has a notional value of $10.1 million and expires quarterly in varying amounts over the next six years. The fair market value of this financial instrument at May 27, 2000 was approximately $1 million and is included in accrued liabilities on the accompanying consolidated balance sheet.

Note I. Earnings per share:

The following reconciles basic and diluted earnings per share before cumulative effect of accounting change:

                                                                     Weighted
                                                                     Average           Earnings
                                                Net Income           Shares            per share
                                                ------------------------------------------------
For the six months ended May 27, 2000
---------------------------------------------
Income available to common stockholders         $   9,233          11,885,470           $   0.78
Add effect of dilutive securities:
  Options and restricted stock                          -               2,190                  -
                                                ------------------------------------------------
Diluted earnings per share                      $   9,233          11,887,660           $   0.78
                                                ================================================

For the quarter ended May 27, 2000
---------------------------------------------
Net income available to common stockholders     $   4,515          11,798,975           $   0.38
Add effect of dilutive securities:
  Options and restricted stock                          -               2,014                  -
                                                ------------------------------------------------
Diluted earnings per share                      $   4,515          11,800,989           $   0.38
                                                ================================================

For the six months ended May 29, 1999
---------------------------------------------
Income available to common stockholders         $   9,475          12,704,089           $   0.75
Add effect of dilutive securities:
  Options and restricted stock                          -               8,828                  -
                                                ------------------------------------------------
Diluted earnings per share                      $   9,475          12,712,917           $   0.75
                                                ================================================

For the quarter ended May 29, 1999
---------------------------------------------
Net income available to common stockholders     $   5,060          12,613,367           $   0.40
Add effect of dilutive securities:
  Options and restricted stock                          -              11,888                  -
                                                ------------------------------------------------
Diluted earnings per share                      $   5,060          12,625,255           $   0.40
                                                ================================================

Options to purchase 1.7 and 1.4 million shares of common stock were outstanding during the second quarters of 2000 and 1999, respectively, that could potentially dilute basic EPS in the future.



                                    7 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  May 27, 2000
             (Dollars in thousands except share and per share data)

Note J. Segment Information:

Segment information for the periods ended May 27, 2000 and May 29, 1999 were as follows:

For the six months ended May 27, 2000

                                        Wood           Upholstery         Other         Consolidated
                                  -------------------------------------------------------------------
Net sales                          $  132,802         $   47,998         $  6,547        $  187,347
Operating income (loss)                20,816              4,109          (18,810)            6,115
Depreciation and amortization           2,511                414            2,161             5,086
Capital expenditures                    3,527              1,687            7,511            12,725

For the six months ended May 29, 1999

                                        Wood           Upholstery         Other         Consolidated
                                  -------------------------------------------------------------------
Net sales                          $  128,721         $   55,120         $ 19,627        $  203,468
Operating income (loss)                22,654              4,972          (20,595)            7,031
Depreciation and amortization           2,061                330            1,730             4,121
Capital expenditures                    8,731              1,935           11,706            22,372

For the quarter ended May 27, 2000

                                        Wood           Upholstery         Other         Consolidated
                                  -------------------------------------------------------------------
Net sales                          $   65,323         $   23,551         $ 3,492         $   92,366
Operating income (loss)                10,143              2,191          (9,499)             2,835
Depreciation and amortization           1,243                177             989              2,409
Capital expenditures                    1,835              1,511           2,400              5,746

For the quarter ended May 29, 1999

                                        Wood           Upholstery         Other         Consolidated
                                  -------------------------------------------------------------------
Net sales                          $   67,168         $   27,542         $  8,949        $  103,659
Operating income (loss)                13,063              2,315          (11,393)            3,985
Depreciation and amortization           1,037                139              784             1,960
Capital expenditures                    6,947              1,023            8,991            16,961

The Company's other businesses consist of the Bedding Division (for the first five months of fiscal 1999), a contemporary furniture business (Weiman), the retail business (for the first half of 1999) and corporate operations, all included to reconcile segment information to the Condensed Consolidated Financial Statements. Operating income by business segment is defined as sales less direct operating costs and expenses.


                                    8 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  May 27, 2000
             (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations -Periods ended May 27, 2000 compared with periods ended May 29, 1999

In the second quarter of 2000 Bassett reported $92.4 million in sales, a decline of 11% from the $103.7 million reported for the second quarter of 1999. Sales for the six months ended May 27, 2000 were $187.3 million versus $203.5 million for the six months ended May 29, 1999, reflecting a decline of 8.0%. Both declines were due partially to the disposal of certain businesses. In April of 1999, the Company sold its Bedding Division, which had revenues of $4.4 million and $11.6 million for the second quarter of 1999 and the six months ended May 29, 1999, respectively. In the first quarter of 2000, the Company merged its eight BFD stores and formed a new joint venture known as the Ladin Retail Group
(LRG). Corporate retail sales totaled $1.3 million for second quarter of 1999 and $1.5 million for the first six months of 1999. On a comparable sales basis, sales were only $98 million in second quarter of 1999 and $190.4 million for the first six months of 1999, reflecting a decline of only 5.7% and 1.6%, respectively. These declines were due primarily to shipping delays associated with a new company-wide software package which was implemented during the second quarter of 2000, and a slight softening in retail furniture demand.

Gross margin, selling, general and administrative (S,G&A) expenses, and operating income as a percentage of net sales were as follows for the quarters and six months ended May 27, 2000 and May 29, 1999:

                        For the Six Months Ended           For the Quarter Ended
                     May 27, 2000     May 29, 1999     May 27, 2000     May 29, 1999
                     -----------------------------     -----------------------------
Gross margin             19.5%            20.7%            19.4%            21.7%
S,G&A                    16.2%            17.2%            16.3%            17.8%
Operating income          3.3%             3.5%             3.1%             3.8%

Overall gross margin decreased by 2.3 percentage points from 21.7% in the second quarter of 1999 to 19.4% in the second quarter of 2000. For the six months ended May 27, 2000, gross margins decreased by 1.2 percentage points from 20.7% in the first six months of 1999 to 19.5%. Gross margins were negatively impacted in the first six months of 2000 due to start-up costs of approximately $0.9 million at the new dining table top plant, plus the closing of the Dumas plant in the Upholstery Division in the first quarter. Excluding the effects of the disposal of the two divisions and the start-up costs of the new dining table top plant, gross margins would have been down by only 1.4 percentage points on a quarter to quarter comparison, and down by only 1.0 percentage points for the first six months of 2000 as compared to the same period in 1999. A considerable increase in certain lumber prices, together with volume related production issues at several facilities further impacted the decline in margins for the first half of the fiscal year. The Company continually evaluates both its pricing practices and its labor and overhead cost structure in an effort to improve its overall gross margin. The Company has undertaken several initiatives in the areas of material yields and set up time reduction to drive divisional gross margin improvement in the future.

S,G&A expenses decreased in the second quarter from 17.8% in 1999 to 16.3% in 2000. For the six months ended May 27, 2000, S,G&A expenses were 16.2% versus 17.2% for the six months ended May 29, 1999. These decreases were mainly attributable to the retail operations being transferred to the joint venture at the beginning of fiscal 2000. Exclusive of the retail operations, as a percentage of sales, S,G&A experienced a slight increase due to a national marketing campaign and a new company-wide information system. The Company plans to continue to focus its spending on marketing and advertising in order to drive future sales growth. Management targets S,G&A spending to approximate 16.5% of wholesale furniture sales over the next five years.



                                    9 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  May 27, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other income increased to $3.8 million in the second quarter 2000 from $3.5 million in the second quarter 1999 and to $7.5 million for first six months of 2000 from $6.8 million in the first six months of 1999. The increase in 2000 was due primarily to continued strong returns on affiliate investments. Additionally, a $1.4 million gain was recognized in the first quarter of 2000 on the termination of an equity index collar. These results were offset by both the Company's share of losses in the LRG joint venture ($2.3 million for the six months ended May 29, 2000)and by interest expense on the outstanding notes payable ($1.3 million for the six months ended May 27, 2000). Other income will continue to be an integral component of the Company's future earnings.

The effective tax rate was flat from second quarter 1999 to second quarter 2000 at 32%. However, for the six months ended May 27, 2000, the tax rate increased slightly from 31.5% for the first six months of 1999 to 32% in 2000. The tax rates are lower than the statutory federal income tax rate due to exclusions for tax exempt income.

For the quarter and six months ended May 27, 2000, income before cumulative effect of the accounting change was $4.5 million or $.38 per diluted share and $9.2 million or $.78 per diluted share, respectively. This reflects a decrease of 10.8% from the second quarter of 1999 and 2.6% from the first six months of 1999. The effect of the accounting change was $364 after the impact of income taxes or $.03 per diluted share. Net income was $4.5 million or $.38 per diluted share for the quarter and $8.9 million or $.75 per diluted share for the first six months of 2000, compared to $5.1 million or $.40 per diluted share for the quarter ended May 29, 1999 and $9.5 million or $.75 per diluted share for the six months ended May 29, 1999.

Segment Information

The following is a discussion of operating results for each of Bassett's business segments.

                               For the Six Months Ended                     Quarter Ended
Wood Division             May 27, 2000         May 29, 1999       May 27, 2000         May 29, 1999
                       -------------------------------------    ---------------------------------------
Net sales                 $   132,802          $   128,721        $     65,323         $     67,168
Contribution to profit
and overhead              $    20,816          $    22,654        $     10,143         $     13,063


Wood Division net sales decreased by 2.7% in the second quarter 2000, but increased by 3.2% in the first six months of 2000. The decrease this quarter is due to shipping issues with the new software package and some attrition in the Company's traditional distribution channels. Actions have been taken to address issues with the new software in order to improve shipping performance. Sales growth will be bolstered in the second half of the year, as the Company expects to open eight BFD stores and over thirty At Home with Bassett galleries.

Contribution to profit and overhead is defined by the Company as gross profit less direct divisional operating expenses but excluding any allocation of corporate overhead expenses, interest expense, or income taxes. For the Wood Division, contribution to profit and overhead decreased from 19.4% of sales in the second quarter of 1999 to 15.5% of sales in the second quarter of 2000, and for the six months ended May 27, 2000 from 17.6% to 15.7%. Lumber prices increased by approximately 25% on certain species in the first half of 2000. This, coupled with volume related production issues at several facilities led to the margin decline. Management believes lumber prices have stabilized and will be lower in the second half of the year.

One of the Company's wood manufacturing facilities posted notable improvements in its contribution to profit and overhead from the second quarter 1999 to the second quarter 2000. The Mt. Airy, North Carolina plant's contribution increased by 9.6% for the first six months of 2000 as a result of the combination of consolidation and absorption efficiencies, investments in equipment and technology and improvements in manufacturing processes.



                                    10 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  May 27, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In addition, sales of the Company's import products nearly doubled from the first six months of 1999 to the first six months of 2000, improving sales and profitability for the Wood Division. Offsetting these positive results were approximately $0.9 million of start-up related costs associated with the Dining Table Top plant located in Martinsville, Virginia.


                               For the Six Months Ended                     Quarter Ended
Upholstery Division      May 27, 2000         May 29, 1999       May 27, 2000         May 29, 1999
                       -------------------------------------    ---------------------------------------
Net sales                 $    47,998          $    55,120        $     23,551         $     27,542
Contribution to profit
and overhead              $     4,109          $     4,972        $      2,191         $      2,315


Net sales for the Upholstery Division have declined for the second quarter 2000 as compared to the second quarter 1999, as the Company continues its repositioning of this segment and refinement of product offerings. Certain key large accounts experienced sales declines for the first six months of 2000 compared to 1999. The Company has hired a new merchandising team in the Upholstery Division to reverse this trend and continue the product line repositioning. The Company is focusing this segment on its BFD stores, its At Home with Bassett galleries, and several of its major customers.

Contribution to profit and overhead for the Upholstery Division has grown from 8.4% of sales in the second quarter of 1999 to 9.3% of sales in 2000. This increase is a result of several operational initiatives put into place in an effort to improve results, including closing the Dumas plant. For the six months ended May 27, 2000, their contribution percentage has decreased slightly from 9.0% of sales in the first six months of 1999 to 8.6% in the first six months of 2000.

In the first quarter of 2000, the Company merged its eight BFD stores and formed a new joint venture known as the Ladin Retail Group (LRG). Bassett retains a 51% ownership of the joint venture but does not retain control of the joint venture and accordingly the joint venture has been accounted for under the equity method of accounting. The results of LRG's operations for the periods ended May 27, 2000 have been included as a component of other income.

The changes in "Other" operations from the periods ended May 27, 2000, to the periods ended May 29, 1999, detailed in Note J to the Condensed Consolidated Financial Statements reflect the elimination of discontinued operations, the sale of the Bedding Division, and the increase in corporate related marketing and support structure spending.

Liquidity and Capital Resources

Cash used in operating activities was $17.9 million for the first six months of 2000 compared to net cash provided of $11.4 million for the same period in 1999. The increase in net cash used was attributable primarily to significantly increased levels of inventory and accounts receivable. Inventory levels increased in part to improve service and as a result of the increase in lumber prices, but primarily from a significant shortfall in actual versus planned sales for the first half of the year. Accounts receivable increased due to the shift in the Company's sales distribution (towards BFD's), as well as disruptions in supply experienced with the implementation of the new software package.

The Company invested $12.7 million for the six months ended May 27, 2000 for real estate, manufacturing equipment to improve productivity, and new enterprise-wide information systems, as compared to $22.4 million for the six months ended May 29, 1999. This decrease of $9.7 million is due to less real estate expenditures versus



                                    11 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  May 27, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

1999, plus the new dining table top plant which is included in 1999. In the first quarter of 2000, cash of $4.2 million was invested into the new joint venture with LRG and only minimal ($2.2 million) sales of investment securities took place.

The Company entered into a $50 million revolving credit facility in fiscal 1999. Management decided to borrow money at competitive rates rather than further liquidate its investment portfolio, which continues to generate favorable returns. Borrowings under the credit facility were $32.5 million for the six months ended May 27, 2000. The increase in borrowings was used to fund the increase in working capital and the capital expenditures discussed above.

Given this significant increase in borrowings, the Company is now focusing on reducing working capital, with targeted plans for raw material inventories, finished goods inventories and accounts receivable. This is one of two major priorities for the Company in the second half of the year. The other major priority is improving customer service through better communication and complete on-time deliveries. The Company is also negotiating to increase its current revolving credit facility which should be finalized in the third quarter of fiscal 2000.

The Company purchased and retired 321,000 shares of its Common Stock during the first six months of 2000. These purchases were part of the Company's stock repurchase program, approved in fiscal 1998, which allows the Company to repurchase shares for an aggregate purchase price not to exceed $40 million. The average cost of the shares purchased during the first six months of 2000 was $14.33, resulting in a total expenditure of $4.6 million. As of May 27, 2000, the Company has completed approximately 67% of its current repurchase plan.

The current ratio as of May 27, 2000 and November 27, 1999, respectively, was
3.27 to 1 and 2.41 to 1. Working capital at May 27, 2000 was $103.4 million compared to $80.2 million at November 27, 1999. The Company's consolidated financial statements are prepared on the basis of historical cost and are not intended to show the impact of inflation or changing prices.

YEAR 2000:

July 2000 Update:

Through the second quarter of the year 2000, Bassett's operations throughout the United States are fully functioning and have not experienced any significant problems associated with the Y2K issue. We are pleased by the results of our Year 2000 efforts, and that of our customers, suppliers, and third party service providers.



                                    12 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  May 27, 2000

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

The Company's equity securities portfolio, which totaled $19.8 million at May 27, 2000, is diversified among over twenty different medium to large capitalization interests. The Company entered into an equity collar in 1999 to reduce its exposure to fluctuations in the market value of these securities. In the first quarter of 2000, management decided to liquidate this financial instrument and enter into a new financial instrument which more clearly correlates to its equity portfolio. The new financial instrument has a notional value of $10.1 million and expires quarterly in varying amounts over the next six years. Although there are no maturity dates for the Company's equity investments, management has plans to liquidate both its current equity portfolio and the related financial instrument on a scheduled basis over the next six years.

The Company's investment in a limited partnership, which totaled $65 million at May 27, 2000, invests in various other private limited partnerships which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership's exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest, market currency rates, and liquidity.

SAFE-HARBOR, FORWARD-LOOKING STATEMENTS:

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

-   competitive conditions in the home furnishings industry
-   general economic conditions that are less favorable than expected
-   overall consumer demand for home furnishings
-   timing and number of new BFD openings
-   cost and availability of raw materials and labor
-   information and technology advances, including Year 2000 issues
-   effectiveness of marketing and advertising campaigns
-   future tax legislation, or regulatory or judicial positions related to COLI



                                    13 of 16

                           PART II - OTHER INFORMATION
               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  May 27, 2000

Item 4. Submission of matters to a vote of security holders

March 28, 2000 vote of stockholders was reported in the 10-Q filed for the period ended February 26, 2000.


Item 6.

a.     Exhibits
       (27) Financial Data Schedule



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


July 11, 2000



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