Form 10-Q
period 2000-08-26
BASSETT FURNITURE INDUSTRIES INC
filed 2000-10-10
CIK 10329

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to _________________

Commission File No. 0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
             (Exact name of Registrant as specified in its charter)

             Virginia                                   54-0135270
             --------                                   ----------
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


                                 (540) 629-6000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes    No X
                         ---   ---

Form 10-K (a) Amendment No. 2 was filed April 11, 2000, subsequent to the March 31, 2000 filing date.

At October 5, 2000, 11,772,854 shares of common stock of the Registrant were outstanding.




                                    1 of 16

                         PART I - FINANCIAL INFORMATION
               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
     FOR THE PERIODS ENDED AUGUST 26, 2000 AND AUGUST 28, 1999 - UNAUDITED
                  (Dollars in thousands except per share data)

                                                             Nine Months Ended                          Quarter Ended
                                                  -------------------------------------      ------------------------------------
                                                  August 26, 2000       August 28, 1999      August 26, 2000      August 28, 1999
                                                  ---------------       ---------------      ---------------      ---------------
Net sales                                            $ 278,542            $ 291,885            $  91,155            $  88,803
Cost of sales                                          225,929              228,768               75,287               68,579
                                                     ---------            ---------            ---------            ---------
Gross profit                                            52,613               63,117               15,868               20,224

Selling, general and administrative                     44,573               53,072               13,606               17,209
                                                     ---------            ---------            ---------            ---------
Income from operations                                   8,040               10,045                2,262                3,015

Other income, net                                       11,807               10,316                4,069                3,508
                                                     ---------            ---------            ---------            ---------
Income before income taxes                              19,847               20,361                6,331                6,523

Income taxes                                            (6,309)              (6,482)              (2,026)              (2,118)
Income before cumulative effect
           of accounting change                         13,538               13,879                4,305                4,405
Cumulative effect of accounting
      change (net of income taxes of $171)                (364)                   -                    -                    -
                                                     ---------            ---------            ---------            ---------
Net income                                              13,174               13,879                4,305                4,405

Retained earnings-beginning of period                  187,973              193,130              189,183              191,824
Cash dividends                                          (7,142)              (7,551)              (2,354)              (2,479)
Purchase and retirement of
     common stock                                       (2,871)             (10,167)                   -               (4,459)
                                                     ---------            ---------            ---------            ---------
Retained earnings-end of period                      $ 191,134            $ 189,291            $ 191,134            $ 189,291
                                                     =========            =========            =========            =========
Basic earnings per share:
Income before cumulative effect
         of accounting change                        $    1.14            $    1.10            $    0.37            $    0.36
Cumulative effect of accounting change                   (0.03)                   -                    -                    -
                                                     ---------            ---------            ---------            ---------
                                                     $    1.11            $    1.10            $    0.37            $    0.36
                                                     =========            =========            =========            =========
Diluted earnings per share:
Income before cumulative effect
         of accounting change                        $    1.14            $    1.10            $    0.37            $    0.36
Cumulative effect of accounting change                   (0.03)                   -                    -                    -
                                                     ---------            ---------            ---------            ---------
                                                     $    1.11            $    1.10            $    0.37            $    0.36
                                                     =========            =========            =========            =========

Dividends per share                                  $    0.60            $    0.60            $    0.20            $    0.20
                                                     =========            =========            =========            =========

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.



                                    2 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      AUGUST 26, 2000 AND NOVEMBER 27, 1999
                                 (in thousands)

                                                                          (Unaudited)
Assets                                                                  August 26, 2000      November 27, 1999
----------------------------------------------------------------        ---------------      -----------------
Current assets
      Cash and cash equivalents                                            $   2,541            $   5,740
      Trade accounts receivable, net                                          70,968               64,731
      Inventories, net                                                        54,555               50,206
      Other current assets                                                     7,765                6,175
      Refundable income taxes                                                  1,006                1,006
      Deferred income taxes                                                    9,340                9,314
                                                                        ---------------      -----------------
Total current assets                                                         146,175              137,172
                                                                        ---------------      -----------------
Property & equipment
      Cost                                                                   236,484              227,439
      Less accumulated depreciation                                          136,423              134,284
                                                                        ---------------      -----------------
Total property & equipment                                                   100,061               93,155
                                                                        ---------------      -----------------
Other long-term assets
      Investment securities                                                   18,290               23,057
      Investment in affiliated companies                                      78,881               67,558
      Other                                                                   23,697               21,887
                                                                        ---------------      -----------------
Total other long-term assets                                                 120,868              112,502
                                                                        ---------------      -----------------
Total assets                                                               $ 367,104            $ 342,829
                                                                        ===============      =================
Liabilities and Stockholders' Equity
Current liabilities
      Accounts payable                                                     $  20,490            $  30,122
      Accrued liabilities                                                     21,885               26,806
                                                                        ---------------      -----------------
Total current liabilities                                                     42,375               56,928
                                                                        ---------------      -----------------
Long-term liabilities
      Employee benefits                                                       10,659               10,998
      Notes Payable                                                           51,500               18,000
      Deferred income taxes                                                    5,464                1,152
                                                                        ---------------      -----------------
Total long-term liabilities                                                   67,623               30,150
                                                                        ---------------      -----------------
Stockholders' Equity
       Common stock                                                           58,864               60,474
       Additional paid in capital                                                  -                    -
       Retained earnings                                                     191,134              187,973
       Accumulated other comprehensive income -
              unrealized holding gains, net of income tax effect               7,341                7,993
       Unamortized stock compensation                                           (233)                (689)
                                                                        ---------------      -----------------
Total stockholders' equity                                                   257,106              255,751
                                                                        ---------------      -----------------
Total liabilities and stockholders' equity                                 $ 367,104            $ 342,829
                                                                        ===============      =================

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.



                                    3 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTHS ENDED AUGUST 26, 2000 AND AUGUST 28, 1999 - UNAUDITED
                                 (in thousands)

                                                                                           2000                1999
                                                                                       ----------          ----------
Net income                                                                              $ 13,174            $ 13,879
Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                        7,454               6,090
      Equity in undistributed income of affiliated companies                              (8,888)             (8,405)
      Provision for deferred income taxes                                                  4,312               3,315
      Net (gain) loss from sales of investment securities                                 (1,585)             (1,457)
      Net (gain) loss from sales of property and equipment                                  (175)                  -
      Net (gain) loss from sales of affiliate investments                                 (1,394)                  -
      Compensation earned under restricted stock plan                                        180                 180
      Changes in long-term liabilities                                                      (339)               (379)
      Changes in operating assets and liabilities:
                   Trade accounts receivable                                              (6,466)                113
                   Inventory                                                             (10,708)             (7,176)
                   Prepaid expenses and other                                             (1,786)             (2,841)
                   Refundable income taxes                                                     -               5,651
                   Accounts payable and accrued liabilities                               (5,632)              1,888
                                                                                       ----------          ----------
               Net cash provided by (used in) operating activities                       (11,853)             10,858
                                                                                       ----------          ----------
Investing activities:
      Purchases of property and equipment                                                (16,151)            (38,153)
      Proceeds from sales of property and equipment                                        1,330               1,023
      Proceeds from sale of bedding division                                                   -               6,500
      Proceeds from sales of affiliate investments                                         1,748                   -
      Proceeds from sales of investment securities                                         4,772              37,797
      Investments in affiliated companies                                                 (4,200)             (7,950)
      Dividend from affiliate                                                              2,000               5,448
      Other, net                                                                          (2,616)             (3,477)
                                                                                       ----------          ----------
                Net cash (used in) investing activities                                  (13,117)              1,188
                                                                                       ----------          ----------
Financing activities:
  Borrowings under notes payable                                                          33,500               4,000
  Issuance of common stock                                                                     -                 293
  Repurchase of common stock                                                              (4,587)            (13,409)
  Cash dividends                                                                          (7,142)             (7,551)
                                                                                       ----------          ----------
                  Net cash provided by (used in) financing activities                     21,771             (16,667)
                                                                                       ----------          ----------
Net change in cash and cash equivalents                                                   (3,199)             (4,621)

Cash and cash equivalents, beginning of period                                             5,740               5,499
                                                                                       ----------          ----------
Cash and cash equivalents, end of period                                                $  2,541            $    878
                                                                                       ==========          ==========


The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.


                                    4 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED AUGUST 26, 2000 (Dollars in thousands except share and per share data)

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

Note D. Inventories:

Inventories are carried at last-in, first-out (LIFO) cost which is not in excess of market. Inventories at August 26, 2000 and November 27, 1999 consisted of the following:

                                                                      August 26,         November 27,
                                                                        2000                 1999
                                                                     --------------------------------
Finished goods                                                        $ 48,664            $ 41,823
Work in process                                                          8,578               9,880
Raw materials and supplies                                              23,317              17,881
Retail merchandise                                                           -               6,076
                                                                     --------------------------------
Total inventories valued at first-in, first-out (FIFO) cost             80,559              75,660
LIFO adjustment                                                        (26,004)            (25,454)
                                                                     --------------------------------
Total inventories, net                                                $ 54,555            $ 50,206
                                                                     ================================

Note E. Investment in affiliated companies and joint venture:

Summarized combined income statement information for the Company's equity method investments for the nine months ended August 26, 2000 and August 28, 1999 are as follows:

                                   2000              1999
                                 -------------------------
Revenues                         $69,367           $34,624
Income from operations            19,440            26,505
Net income                         8,189             8,404

In the first quarter of 2000 the Company merged all of its eight BFD stores with a licensee's five BFD stores to form a joint venture known as LRG. The Company contributed the net assets from its retail operations - $1.7 million, along with $4.2 million in cash, and the licensee contributed its net assets and $.5 million in cash. The effect of the merger has been included in the changes in operating assets and liabilities in the Consolidated Statement of Cash Flows.



                                    5 of 16

                BASSETT FURNTURE INDUSTRIES INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED AUGUST 26, 2000 (Dollars in thousands except share and per share data)

Note F. Comprehensive income:

For the quarters ended August 26, 2000, and August 28, 1999, total comprehensive income was $3,851 and $4,151, respectively. Included in total comprehensive income is net income of $4,305 and $4,405 and unrealized gains (losses), net of tax of ($454) and ($254). Comprehensive income was $12,522 and $13,211, consisting of net income of $13,174 and $13,879 and unrealized holding gains (losses), net of tax of ($652) and ($668) for the nine month periods ended August 26, 2000, and August 28, 1999, respectively.

Note G. Contingencies:

A suit was filed in June, 1997, in the Superior Court of the State of California for the County of Los Angeles (the "Superior Court") against the Company, two major retailers and certain current and former employees of the Company. The suit sought certification of a class consisting of all consumers who purchased certain mattresses and box springs from the major retailers that were manufactured by a subsidiary of the Company, The E.B. Malone Corporation, with allegedly different specifications than those originally manufactured for sale by these retailers. The suit alleged various causes of action, including negligent misrepresentation, breach of warranty, violations of deceptive practices laws and fraud. Plaintiffs sought compensatory damages of $100 million and punitive damages. In 1998, the Superior Court dismissed the class action allegations in plaintiffs' complaint and transferred the entire action out of the class action department. The Court also dismissed many of the individual claims. Plaintiffs then filed a notice of appeal from the class action ruling. Plaintiffs also filed a petition for a writ of mandamus or other extraordinary relief, which was denied. The suit was subsequently transferred from the Superior Court for the County of Los Angeles to the Superior Court for Orange County. After the case was transferred to Orange County, the plaintiffs stipulated to a dismissal with prejudice of all individual defendants. Additionally, all remaining claims against the Company were stayed by the Court pending plaintiffs' appeal of the dismissal of their class action allegations. On June 13, 2000, the Court of Appeal denied plaintiffs' appeal and entered an order affirming the dismissal of the class action allegations. With the dismissal of the class action allegations, the suit now consists of damage claims by nine named plantiffs (seven individuals and two companies), together with restitution claims for other purchasers under Business & Professions Code 17200. The Company intends to vigorously defend the remaining portions of this suit. Because the Company believes that the two major retailers were unaware of any alleged changes in specifications, the Company has agreed to indemnify the two major retailers with respect to the above.

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


                                    6 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
     AUGUST 26, 2000 (Dollars in thousands except share and per share data)


Note H. Financial Instruments:

In the first quarter of 1999, the Company entered into an equity collar arrangement in order to reduce its exposure to fluctuations in its investment portfolio. The equity collar was a series of puts and calls on a market index, covering a notional amount of securities, which expired quarterly in varying amounts over a three year period. In the first quarter of 2000, the Company terminated this particular financial instrument and recognized a gain of $1.4 million, which is included in other income, and entered into a new financial instrument which more clearly correlates to its equity portfolio. The new financial instrument has a notional value of $10.1 million and expires quarterly in varying amounts through 2006. The fair market value of this financial instrument at August 26, 2000, was approximately $1.1 million and is included in accrued liabilities on the accompanying consolidated balance sheet.

Note I. Earnings per share:

The following reconciles basic and diluted earnings per share before cumulative effect of accounting change:

                                                                            Weighted
                                                                             Average            Earnings
                                                      Net Income             Shares             per share
                                                     -----------------------------------------------------
For the nine months ended August 26, 2000
-----------------------------------------
Net Income available to common stockholders           $   13,538           11,837,375           $   1.14
Add effect of dilutive securities:
      Options and restricted stock                             -                2,951                  -
                                                     -----------------------------------------------------
Diluted earnings per share                            $   13,538           11,840,326           $   1.14
                                                     =====================================================
For the quarter ended August 26, 2000
-----------------------------------------
Net income available to common stockholders           $    4,305           11,741,230           $   0.37
Add effect of dilutive securities:
      Options and restricted stock                             -                9,987                  -
                                                     -----------------------------------------------------
Diluted earnings per share                            $    4,305           11,751,217           $   0.37
                                                     =====================================================
For the nine months ended August 28, 1999
-----------------------------------------
Net Income available to common stockholders           $   13,879           12,609,312           $   1.10
Add effect of dilutive securities:
      Options and restricted stock                             -                    -                  -
                                                     -----------------------------------------------------
Diluted earnings per share                            $   13,879           12,609,312           $   1.10
                                                     =====================================================
For the quarter ended August 28, 1999
-----------------------------------------
Net income available to common stockholders           $    4,405           12,419,758           $   0.36
Add effect of dilutive securities:
      Options and restricted stock                             -                    -                  -
                                                     -----------------------------------------------------
Diluted earnings per share                            $    4,405           12,419,758           $   0.36
                                                     =====================================================

Options to purchase 1.8 and 1.4 million shares of common stock were outstanding during the third quarters of 2000 and 1999, respectively, that could potentially dilute basic EPS in the future.


                                    7 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                 AUGUST 26, 2000
             (Dollars in thousands except share and per share data)

Note J. Segment Information:

Segment information for the periods ended August 26, 2000 and August 28, 1999 were as follows:

For the nine months ended August 26, 2000

                                                      Wood            Upholstery            Other            Consolidated
                                                   ----------------------------------------------------------------------
 Net sales                                          $195,353           $ 73,607           $  9,582            $278,542
 Operating income (loss)                              28,226              6,508            (26,694)              8,040
 Depreciation and amortization                         3,768                621              3,065               7,454
 Capital expenditures                                  4,931              2,014              9,206              16,151

For the nine months ended August 28, 1999

                                                      Wood            Upholstery            Other            Consolidated
                                                   ----------------------------------------------------------------------
 Net sales                                          $189,773           $ 77,655           $ 24,457            $291,885
 Operating income (loss)                              33,344              6,739            (30,038)             10,045
 Depreciation and amortization                         3,106                548              2,436               6,090
 Capital expenditures                                 11,446              4,960             21,747              38,153

For the quarter ended August 26, 2000

                                                       Wood           Upholstery            Other            Consolidated
                                                   ----------------------------------------------------------------------
 Net sales                                          $ 62,551           $ 25,609           $  2,995            $ 91,155
 Operating income (loss)                               7,482              2,224             (7,444)              2,262
 Depreciation and amortization                         1,208                213                947               2,368
 Capital expenditures                                    728                315              1,383               2,426

For the quarter ended August 28, 1999

                                                       Wood           Upholstery            Other            Consolidated
                                                   ----------------------------------------------------------------------
 Net sales                                          $ 60,924           $ 22,535           $  5,344            $ 88,803
 Operating income (loss)                              10,544              1,752             (9,281)              3,015
 Depreciation and amortization                         1,004                177                788               1,969
 Capital expenditures                                  4,734              2,052              8,995              15,781

The Company's other businesses consist of the Bedding Division (for the first five months of fiscal 1999), a contemporary furniture business (Weiman), the retail business (for the first nine months of 1999) and corporate operations, all included to reconcile segment information to the Condensed Consolidated Financial Statements. Operating income by business segment is defined as sales less direct operating costs and expenses.

Note K. Subsequent Event:

After the end of the third quarter of 2000, the Company agreed to enter into a new credit facility led by Branch Banking & Trust (BB&T), replacing an existing facility with another bank. The new facility will provide for a 3 year, $70 million revolving credit line tied to and secured by receivables and inventory. The borrowing rates are expected to range from LIBOR plus 0.625 to LIBOR plus
1.375 based on the Company's debt ratio, as defined.


                                    8 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                 AUGUST 26, 2000
             (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations -Periods ended August 26, 2000 compared with periods ended August 28, 1999

In the third quarter of 2000 Bassett reported $91.2 million in sales, an increase of 2.6% from the $88.8 million reported for the third quarter of 1999. This increase is due entirely to the growth of the Company's BFD stores; four new stores were opened in third quarter 2000. Sales for the nine months ended August 26, 2000 were $278.5 million versus $291.9 million for the nine months ended August 28, 1999, reflecting a decline of 4.6%. This decline was due partially to the disposal of certain businesses. In April of 1999, the Company sold its Bedding Division, which had revenues of $11.9 million for the nine months ended August 28, 1999. In the first quarter of 2000, the Company merged its eight BFD stores and formed a new joint venture known as the Ladin Retail Group (LRG). Corporate retail sales totaled $1.8 million for third quarter of 1999 and $3 million for the first nine months of 1999. On a comparable sales basis, sales were only $86.8 million in third quarter of 1999 and $277 million for the first nine months of 1999, reflecting an increase of 5.1% for the quarter and a marginal increase of 0.5% year to date. The growth of BFD stores has more than offset the recent softening in retail furniture demand and disruptions earlier in the year associated with the Company-wide software implementation.

Gross margin, selling, general and administrative (S,G&A) expenses, and operating income as a percentage of net sales were as follows for the quarters and nine months ended August 26, 2000 and August 28, 1999:

                                For the Nine Months Ended                        For the Quarter Ended
                      August 26, 2000              August 28, 1999      August 26, 2000         August 28, 1999
                      --------------------------------------------      ---------------------------------------
  Gross margin                  18.9%                        21.6%                 17.4%                  22.8%
  S,G&A                         16.0%                        18.2%                 14.9%                  19.4%
  Operating income               2.9%                         3.4%                  2.5%                   3.4%

Overall gross margin decreased by 5.4 percentage points from 22.8% in the third quarter of 1999 to 17.4% in the third quarter of 2000. This decrease is due primarily to issues within the Wood Division relating to lumber prices, product mix and production schedules, as discussed in the following segment information. For the nine months ended August 26, 2000, gross margins decreased by 2.7 percentage points from 21.6% in the first nine months of 1999 to 18.9%, a decline of 12.5%. Gross margins were also negatively impacted in the first nine months of 2000 due to lower than expected margins at the new dining table top plant, plus the closing of the Dumas plant in the Upholstery Division in the first quarter. Excluding the effects of the disposal of the bedding division, the LRG joint venture and the costs of the new dining table top plant, gross margins would have been down by only 2.9 percentage points on a quarter to quarter comparison, and down by only 1.5 percentage points for the first nine months of 2000 as compared to the same period in 1999. The Company continually evaluates both its pricing practices and its labor and overhead cost structure in an effort to improve its overall gross margin. Through consolidation of the management of four wood plants in the Bassett area, approximately 40 salaried manufacturing positions were eliminated and further hourly position reductions are expected to take place through normal attrition which will directly affect future gross margins. Also, plans have begun for a new centralized distribution center in Martinsville, VA to facilitate complete on-time deliveries and improved customer service.

S,G&A expenses decreased in the third quarter from 19.4% in 1999 to 14.9% in 2000. For the nine months ended August 26, 2000, S,G&A expenses were 16.0% versus 18.2% for the nine months ended August 28, 1999, reflecting a decrease of
2.2 percentage points. These decreases were mainly attributable to the retail operations being transferred to the joint venture at the beginning of fiscal 2000. Exclusive of the retail operations, as a percentage of sales, S,G&A experienced a decrease from 16.9% of sales for the first nine months of 1999 to 16% in the first nine months of 2000, due to tighter control over discretionary spending. The Company plans to continue to target its marketing and



                                    9 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                 AUGUST 26, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

advertising spending to drive future sales growth. Additionally, approximately 20 salaried administrative positions were eliminated in administrative consolidations. Management currently estimates S,G&A spending of approximately 15-16% of wholesale furniture sales over the next three years.

Other income increased to $4.1 million in the third quarter 2000 from $3.5 million in the third quarter 1999 and to $11.8 million for first nine months of 2000 from $10.3 million in the first nine months of 1999. The increase in 2000 was due primarily to continued strong returns on affiliate investments. A $1.4 million gain was recognized in the first quarter of 2000 on the termination of an equity index collar and an additional $1.4 million gain was recognized in the third quarter on the sales of certain affiliate and equity investments. These results were partially offset by both the Company's share of losses in the LRG joint venture ($3.6 million for the nine months ended August 26, 2000) and by interest expense on outstanding notes payable ($2.4 million for the nine months ended August 26, 2000). Management expects other income will continue to be an integral component of the Company's future earnings.

The effective tax rate for the quarter and year to date approximated 32%, nearly equal to that of last year, and still lower than the statutory federal income tax rate due to exclusions for tax exempt income.

For the quarter and nine months ended August 26, 2000, income before cumulative effect of the accounting change was $4.3 million or $.37 per diluted share and $13.5 million or $1.14 per diluted share, respectively. This reflects a decrease of 2.3% from the third quarter of 1999 and 2.5% from the first nine months of 1999. The effect of the accounting change was $364 after the impact of income taxes or $.03 per diluted share. Net income was $4.3 million or $.37 per diluted share for the quarter and $13.2 million or $1.11 per diluted share for the first nine months of 2000, compared to $4.4 million or $.36 per diluted share for the quarter ended August 28, 1999 and $13.9 million or $1.10 per diluted share for the nine months ended August 28, 1999.

Segment Information

The following is a discussion of operating results for each of Bassett's business segments.

                                     For the Nine Months Ended                             Quarter Ended
 Wood Division                  August 26, 2000       August 28, 1999           August 26, 2000      August 28, 1999
                               ---------------------------------------         --------------------------------------
 Net sales                     $        195,353     $         189,773         $          62,551    $          60,924
 Contribution to
 profit and overhead           $         28,226     $          33,344         $           7,482    $          10,544

Wood Division net sales increased by 2.7% in the third quarter 2000 and 2.9% in the first nine months of 2000 due to the increased number of BFD stores. Sales growth should be bolstered in the fourth quarter, as the Company expects to open four additional BFD stores and eleven At Home with Bassett galleries.

Contribution to profit and overhead is defined by the Company as gross profit less direct divisional operating expenses but excluding any allocation of corporate overhead expenses, interest expense, or income taxes. For the Wood Division, contribution to profit and overhead decreased from 17.3% of sales in the third quarter of 1999 to 12% of sales in the third quarter of 2000, and from 17.6% to 14.4% for the nine months ended August 26, 2000. Several factors contributed to the margin decline. Lumber prices increased by approximately 25% on certain species in the first six months of 2000; however, lumber prices have softened going into the second half of the year. Due to a build up of working capital in the first half of the year, the Company initiated an Inventory Reduction Program in the third quarter, which resulted in a higher percentage of closeout sales and reduced production schedules.


                     PART I-FINANCIAL INFORMATION-CONTINUED
               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES


                                    10 of 16

                                 AUGUST 26, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

These reduced production schedules resulted in inefficiencies and excess overhead capacities which significantly impacted margins for the quarter and have led to the cost reduction actions previously discussed which were taken in September of 2000.

Sales of the Company's import products nearly doubled from the first nine months of 1999 to the first nine months of 2000, favorably impacting sales and profitability for the Wood Division. In addition, there were approximately $0.9 million of losses related under utilization of the Company's new Dining
Table Top plant located in Martinsville, Virginia.

                                         For the Nine Months Ended                             Quarter Ended
Upholstery Division             August 26, 2000        August 28, 1999             August 26, 2000         August 28, 1999
                               ----------------------------------------           -----------------------------------------
Net sales                      $         73,607      $          77,655            $         25,609       $          22,535
Contribution to profit
and overhead                   $          6,508      $           6,739            $          2,224       $           1,752

Net sales for the Upholstery Division have increased quarter to quarter by 13.6%, but decreased from the first nine months of 1999 to the first nine months of 2000 by 5.2%. The Company continues its repositioning of this segment and refinement of product offerings. Certain key large accounts experienced sales declines for the first half of 2000 compared to 1999. The Company has hired a new merchandising team in the Upholstery Division to reverse this trend and continue the product line repositioning. The Company is focusing this segment on its BFD stores (opening four in fourth quarter 2000), its At Home with Bassett galleries, and several of its major customers.

Contribution to profit and overhead for the Upholstery Division has grown from 7.8% of sales in the third quarter of 1999 to 8.7% of sales in 2000. This increase is a result of several operational initiatives put into place in an effort to improve results, including closing the Dumas plant. For the nine months ended August 26, 2000, the division's contribution percentage has increased slightly from 8.7% of sales in the first nine months of 1999 to 8.8% in the first nine months of 2000.

In the first quarter of 2000, the Company merged its eight BFD stores and formed a new joint venture known as the Ladin Retail Group (LRG). Bassett retains a 51% ownership of the joint venture but does not retain control of the joint venture and accordingly the joint venture has been accounted for under the equity method of accounting. The results of LRG's operations for the periods ended August 26, 2000 have been included as a component of other income.

The changes in "Other" operations from the periods ended August 28, 1999, to the periods ended August 26,2000, detailed in Note J to the Condensed Consolidated Financial Statements reflect the elimination of discontinued operations, the sale of the Bedding Division, and the increase in corporate related marketing and support structure spending.

Liquidity and Capital Resources

Cash used in operating activities was $11.9 million for the first nine months of 2000 compared to net cash provided of $10.9 million for the same period in 1999. The increase in net cash used was attributable primarily to significantly increased levels of inventory and accounts receivable. Although inventory levels decreased by nearly $6 million for the third quarter 2000, overall inventories have still increased for the year due in part to improve service and as a result of the increase in lumber prices, but primarily from a significant shortfall in actual versus planned sales for the first nine months of the year. While accounts receivable have remained flat for the quarter, in the first nine months of 2000, accounts receivable have increased due to the shift in the Company's sales distribution (towards BFD's), as well as repercussions from the slow payment of certain significant customers.

                     PART I-FINANCIAL INFORMATION-CONTINUED
               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                 AUGUST 26, 2000



                                    11 of 16

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company invested $16.2 million for the nine months ended August 26, 2000, for real estate, manufacturing equipment to improve productivity, and new enterprise-wide information systems, as compared to $38.2 million for the nine months ended August 28, 1999. This decrease of $22 million is due to less real estate expenditures versus 1999, plus the new dining table top plant which is included in 1999. In the first quarter of 2000, cash of $4.2 million was invested into the new joint venture with LRG. To generate additional cash for the quarter, the Company sold $1.7 million of certain affiliate investments, received $2 million in dividends from affiliated companies and sold equity securities totaling $2.5 million. Year-to-date equity security sales total $4.8 million in fiscal 2000 compared to $37.8 million for the nine months ended August 28, 1999, reflecting management's decision to finance its growth plans with external borrowings.

The Company entered into a $50 million revolving credit facility in fiscal 1999. Management decided to borrow money at competitive rates rather than further liquidate its investment portfolio, which continues to generate favorable returns. Borrowings under the credit facility were $33.5 million for the nine months ended August 26, 2000. Through the first half of the year, the Company borrowed $32.5 million, but due to the Inventory Reduction Program implemented in the third quarter, only $1 million was borrowed during third quarter 2000. The increase in borrowings was used to fund the increase in working capital and the capital expenditures discussed above. Subsequent to the end of the third quarter, the Company signed a letter of intent to change lenders and will be finalizing a new $70 million revolving credit facility in October.

The Company continues to focus on reducing working capital, with targeted plans for raw material inventories, finished goods inventories and accounts receivable. This is one of two major priorities for the Company in the second half of the year. The other major priority is improving customer service through better communication and complete, on-time deliveries.

The Company purchased and retired 321,000 shares of its Common Stock during the first nine months of 2000. These purchases were part of the Company's stock repurchase program, approved in fiscal 1998, which allows the Company to repurchase shares for an aggregate purchase price not to exceed $40 million. The average cost of the shares purchased during the first nine months of 2000 was $14.33, resulting in a total expenditure of $4.6 million. As of August 26, 2000, the Company has completed approximately 67% of its current repurchase plan.

The current ratio as of August 26, 2000 and November 27, 1999, respectively, was
3.45 to 1 and 2.41 to 1. Working capital at August 26, 2000 was $103.8 million compared to $80.2 million at November 27, 1999. The Company's consolidated financial statements are prepared on the basis of historical cost and are not intended to show the impact of inflation or changing prices.



                                    12 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                 AUGUST 26, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

MARKET RISK:

The Company is exposed to market risk for changes in market prices of its various types of investments. The Company's investments include equity securities; a financial instrument entered into in order to hedge its equity securities, and an investment partnership included in its investments in affiliated companies. The Company does not use these securities for trading purposes and is not party to any leveraged derivatives.

The Company's equity securities portfolio, which totaled $18.3 million at August 26, 2000, is diversified among over twenty different medium to large capitalization interests. The Company entered into an equity collar in 1999 to reduce its exposure to fluctuations in the market value of these securities. In the first quarter of 2000, management decided to liquidate this financial instrument and enter into a new financial instrument which more clearly correlates to its equity portfolio. The new financial instrument has a notional value of $10.1 million and expires quarterly in varying amounts over the next six years. Although there are no maturity dates for the Company's equity investments, management has plans to liquidate both its current equity portfolio and the related financial instrument on a scheduled basis through 2006.

The Company's investment in a limited partnership, which totaled $65.2 million at August 26, 2000, invests in various other private limited partnerships which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership's exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest, market currency rates, and liquidity.

SAFE-HARBOR, FORWARD-LOOKING STATEMENTS:

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

-    competitive conditions in the home furnishings industry
-    general economic conditions that are less favorable than expected
-    overall consumer demand for home furnishings
-    timing and number of new BFD openings
-    cost and availability of raw materials and labor
-    information and technology advances
-    effectiveness of marketing and advertising campaigns
-    future tax legislation, or regulatory or judicial positions related to COLI




                                    13 of 16

                           PART II - OTHER INFORMATION
               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                 AUGUST 26, 2000


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


October 10, 2000











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