Form 10-K405
period 2000-11-25
BASSETT FURNITURE INDUSTRIES INC
filed 2001-02-22
CIK 10329

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.

                                  FORM 10-K

 [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended November 25, 2000                   Commission File No. 0-209

                  BASSETT FURNITURE INDUSTRIES, INCORPORATED
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)

                VIRGINIA                                                 54-0135270
    ---------------------------------                           ---------------------------
     (State or other jurisdiction of                                  (I.R.S. Employer
     incorporation or organization)                                  Identification No.)

        3525 FAIRYSTONE PARK HIGHWAY
            BASSETT, VIRGINIA                                               24055
    ---------------------------------------------------------------------------------------
    (Address of principal executive offices)                              (Zip Code)

    Registrant's telephone number, including area code                  540/629-6000
                                                       ------------------------------------

    Securities registered pursuant to Section 12(g) of the Act:
                                                                    Name of each exchange
        Title of each class:                                         on which registered
        --------------------                                    ---------------------------

           Common Stock ($5.00 par value)                                  NASDAQ
           ------------------------------                                  ------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.

                                          [ ] Yes [X] No

    Form 10-K (a) amendment No. 2 for the year ended November 27, 1999 was filed April 11, 2000, subsequent to the March 31, 2000 filing date

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 20, 2001 was $168,658,727.

    The number of shares of the Registrant's common stock outstanding on February 20, 2001 was 11,732,781.

                     DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of the Bassett Furniture Industries, Incorporated Annual Report to Stockholders for the year ended November 25, 2000 (the "Annual Report") are incorporated by reference into Parts I and II of this Form 10-K.

    (2) Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be held March 27, 2001, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

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

         Material Changes in the Development of Business in the last five years are as follows:

         In an effort to structure manufacturing capacity to current business demands and in a more efficient manner, the Company made a decision in late 2000 to consolidate production in our Wood Division. This included transferring certain products to different facilities, reducing one facility to rough-end operations only, and eliminating approximately 300 salaried and hourly positions. As a result, the Company recorded a restructuring charge in 2000 of $6,680, of which, $5,800 related to the write-down of property and equipment and $880 related to severance and related employee benefits costs.

         Early in fiscal year 2000, the Company merged all of its eight Company-owned Bassett Furniture Direct (BFD) stores with a licensee's five BFD stores to form a joint venture known as the LRG Furniture, LLC ("LRG"). Refer to Note G of the Consolidated Financial Statements included in the Annual Report for more information about the joint venture.

         During 1999 the Company expanded its BFD retail store concept by adding five corporate owned stores to its existing network of licensee operated stores. Additionally, the Company took over operations of two financially troubled BFD stores operated by licensees.

         During 1999, the Company sold substantially all of the assets of its Bedding Division to Premier Bedding Group LLC ("PBG"). The net assets sold, which totaled $8,400, were exchanged for $6,500 in cash and a $1,900 convertible note receivable. Refer to Note B of the Consolidated Financial Statements included in the Annual Report for more information about the bedding sale.

         During 1997, the Company commenced the restructuring of certain of its operations and recorded restructuring and impaired asset charges of $20,646. The restructuring plan was the result of management's decision to focus on its core Bassett product line and efforts to improve operating efficiencies. The principal actions of the plan included the closure or sale of fourteen manufacturing facilities, elimination of three product lines (National/Mt. Airy, Impact and veneer production) and the severance of approximately 1,000 employees.

         Refer to Note N of the Consolidated Financial Statements included in the Annual Report for a detail of restructuring activity and refer to the Management's Discussion and Analysis section of the Annual Report for additional discussion on these topics.


         OPERATING SEGMENTS

         The Company's primary business is in wholesale home furnishings. The wholesale home furnishings business is involved principally in the manufacture, sale and distribution of furniture products to a network of independently owned stores and stores owned by an affiliate of the Company. The wholesale business consists primarily of two operating segments, wood and upholstery.

         Refer to Note R of the Consolidated Financial Statements included in the Annual Report for more information about segment information for 1998, 1999 and 2000 and refer to the Management's Discussion and Analysis section of the Annual Report for additional discussion on this topic.

         DESCRIPTION OF BUSINESS
         The Company is a manufacturer of quality home furnishings and sells a full range of furniture products and accessories through department and furniture stores and an exclusive network of retail stores, some of which are owned by an affiliate while others are independently-owned. Retail stores are located throughout the United States. The Company has thirteen manufacturing facilities throughout the United States.

         The wood segment is engaged in the manufacture and sale of wood furniture, including bedroom and dining suites and accent pieces, to independent retailers and a retailer, which is an affiliate of the Company. The wood segment accounted for 70%, 66% and 59% of total net sales during 2000, 1999 and 1998, respectively. The Company currently has nine wood manufacturing facilities. The upholstery segment is involved in the manufacture and sale of upholstered frames and cut upholstery items having a variety of frame and fabric options, including sofas, chairs, and love seats. The Company currently has three upholstery manufacturing facilities. The upholstery segment accounted for 27%, 27% and 28% of total net sales during 2000, 1999 and 1998, respectively.

         Raw materials used by the Company are generally available from numerous sources and are obtained principally from domestic sources. The Company has experienced slight raw materials cost pressures, namely certain lumber species, in 2000.

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

         The furniture industry in which the Company competes is not considered to be a seasonal industry. However, working capital levels will fluctuate based on overall business conditions, and desired service levels. Further, the Company's transition to more BFD stores has led to increased levels of inventories and accounts receivable.

         Sales to one customer (JC Penney Company) amounted to approximately 16% of gross sales in 2000, 16% and 15% of gross sales in 1999 and 1998, respectively. Additionally, sales to LRG Furniture, LLC (LRG), an affiliate of the Company, were 7% of total sales in 2000. The Company's backlog of orders believed to be firm was at $22,000 at November 25, 2000 and $32,000 at November 27, 1999. It is expected that the November 25, 2000 backlog will be filled within the 2001 fiscal year.

         The furniture industry is very competitive and there are a large number of manufacturers both within the United States and offshore who compete in the market on the basis of product quality, price, style, delivery and service. Additionally, certain retailers are increasingly sourcing imported product directly thus bypassing domestic furniture manufacturers. Based on annual sales revenue, the Company is one of the largest furniture manufacturers located in the United States. The Company has been successful in this competitive environment because its products represent excellent value combining attractive prices, quality and styling; prompt delivery; and courteous service.

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

         In management's view, the Company has complied in all material respects with all federal, state and local standards in the area of safety, health and pollution and environmental controls. Compliance with these standards did result in a charge to earnings in 1997 and capital spending in 1998 and

         1999, but otherwise, has not had a material adverse effect on past earnings or competitive position. The Company is involved in environmental matters at certain of its plant facilities, which arise in the normal course of business. Although the final outcome of these environmental matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

         The Company had approximately 4,100 employees at November 25, 2000.

         The Company has several investments in affiliated companies, including a minority interest in International Home Furnishings Center, Inc. (IHFC) which is a lessor of permanent exhibition space to furniture and accessory manufacturers. The IHFC financial statements are included on pages F-1 to F-13. The Company owns a majority interest in The Bassett Industries Alternative Asset Fund, LP, which invests in a variety of other private partnerships, employing a combination of investment strategies. The Bassett Industries Alternative Asset Fund's year ended on December 31, 2000, as such its financial statements have not been included in this Form 10-K. Form 10-K will be amended to include such statements when available. The Company owns a majority interest in LRG Furniture, LLC, (LRG), which is a retailer of home furnishings. The LRG financial statements are included on pages F-14 to F-24.

         FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company has no foreign operations, and its export sales were approximately $4.9 million, $10.6 million, and $14.3 million in 2000, 1999, and 1998 respectively.

ITEM 2.  PROPERTIES

         At November 25, 2000 the Company owned the following manufacturing facilities, by segment:

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

               Bassett Furniture Industries
               Macon, GA

               Bassett Dining Table Top
               Martinsville, VA

               Bassett Furniture Industries
               Dublin, GA

               Bassett Furniture Industries
               Mt. Airy, NC

               Bassett Fiberboard
               Bassett, VA

         Upholstery Segment:

                  Bassett Upholstery **
                  Claremont, NC

                  Bassett Upholstery Division
                  Newton, NC

                  Bassett Upholstery Division
                  Hiddenite, NC

                  Bassett Upholstery
                  Los Angeles, CA

         Other:

                  Weiman Upholstery
                  Christiansburg, VA

The Company owned the real estate of Bassett Furniture Direct retail stores approximating 25,000 square feet each in the following cities:

Real Estate:

         Greenville, SC
         Concord, NC
         Greensboro, NC
         Fredericksburg, VA
         Knoxville, TN
         Gulfport, MS
         Chesterfield, VA

         In addition, the Company owns leasehold improvements in Hickory, NC and Arlington, TX. All of the properties noted above are operated by Bassett Furniture Direct licensees.

         The Company also owns its general corporate office building, three warehouses , and an outlet store all located in Bassett, Virginia.

         The Company also owns a showroom in Thomasville, North Carolina.**

         In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities, except those held for sale, are in regular use and provide more than adequate capacity for the Company's manufacturing needs.

         ** Denotes facilities that were held for sale at November 25, 2000.

         The following facilities were sold or disposed of during 2000:

         Bassett Upholstery Division
         Dumas, AR

         E. B. Malone Corporation (Former Bedding Division)
         Lake Wales, FL
         (2 plants located in VA, and WA)

  ITEM 3.LEGAL PROCEEDINGS

         A suit was filed in June 1997, in California against the Company, two major retailers and certain current and former employees of the Company. Following the dismissal of the class action allegations contained in such suit, the suit consisted of damage claims by nine named plantiffs, together with restitution claims for other purchasers under California Business & Professions Code 17200 which were dismissed subsequent to the end of the fiscal year.

         Legislation has phased out interest deductions on certain policy loans related to Company owned life insurance (COLI) as of January 1, 1999. The Company has recorded cumulative reductions to income tax expense of approximately $8,000 as the result of COLI interest deductions through 1998. The Internal Revenue Service, on a national level, has pursued an adverse position regarding the deductibility of COLI policy loan interest for years prior to January 1, 1999. The IRS has received favorable rulings on the non-deductibility of COLI loan interest. Management understands that these rulings and the adverse position taken by the IRS will be subjected to extensive challenges in court. In the event that the IRS prevails, the outcome could result in potential income tax and interest payments which could be material to the Company's future results of operations.

         The Company is also involved in various other claims and actions, including environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4b. EXECUTIVE OFFICERS OF THE REGISTRANT

         John E. Bassett III, 42, served from 1988 to 1997 as the Vice President and General Manager of Bassett Table and as Vice President of Wood Manufacturing since 1997.

         Grover S. Elliott, 60, was the Chief Financial Officer for Cochrane Furniture from 1993 until 1996 and has been with the Company as Vice President of Finance and Investor Relations since 1996.

         Jay R. Hervey, Esq., 41, was an Associate with the Richmond Office of McGuireWoods, LLP from 1992 through 1997 and has been the General Counsel, Corporate Vice President and Secretary for the Company since 1997.

         Dennis S. Hoy, 42, was a furniture buyer with Marlo Furniture from 1987 until 1996 and has been with the Company since 1996, as Casegoods and Merchandise Manager and as Vice President of Merchandising. In 1999, he was promoted to Vice President and General Manager, Upholstery.

         Jack R. Johnson, Jr., 40, has been a sales representative for the Company since 1989 and joined the Company as the Vice President of In-store Licensing in 1999. In 2000, he was promoted to the Vice President of Retail and Marketing.

         Thomas E. Prato, 45, has been with the Company since 1987 in Advertising and Sales Management and has been the Vice President of Sales since 1998.

         Steven P. Rindskopf, 45, was the Vice President of Human Resources for The Bali Company (a division of the Sara Lee Corporation) from 1993 until 1997, the Owner and Operator of the Master's Loft (Bookstore & Cafe) Company in 1997, and has been with the Company as Vice President, Administration and Human Resources since 1997.

         Barry C. Safrit, 38, was with CHF Industries from 1995 until 1998 as Controller and as Chief Financial Officer and joined the Company as Vice President and Chief Accounting Officer in 1998 and was promoted to Chief Financial Officer in 2001.

         Keith R. Sanders, 56, was with Ethan Allen from 1995 until 1998 as the Vice President of Manufacturing and Vice President of Upholstery and has been the Vice President of Upholstery Manufacturing for the Company from 1998 to 1999. In 1999, he was promoted to Executive Vice President, Operations.

         Robert H. Spilman, Jr., 44, has been with the Company since 1984. He was the Company's Executive Vice President of Marketing and Merchandising from 1994 until 1997 and served as President and Chief Operating Officer from 1997 to 2000. In 2000, he was promoted to Chief Executive Officer and President.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The information contained in the Annual Report under the caption "Investor Information" with respect to number of stockholders, market prices and dividends paid is incorporated herein by reference thereto.

ITEM 6.  SELECTED FINANCIAL DATA

         The information for the five years ended November 25, 2000, contained in "Other Business Data" in the Annual Report is incorporated herein by reference thereto.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and notes to consolidated financial statements of the Registrant and its subsidiaries contained in the Annual Report are incorporated herein by reference thereto. In addition, financial statements of the registrant's significant non-consolidated subsidiaries are included in this Form 10-K on pages F-1 to F-13 and F-14 to F-24.

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

ITEM 11. EXECUTIVE COMPENSATION

         The information contained on pages 6 through 12 of the Proxy Statement under the captions "Organization, Compensation and Nominating Committee Report," "Stockholder Return Performance Graph," "Executive Compensation," "Supplemental Retirement Income Plan," "Deferred Compensation Agreement," and "Director Compensation" is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained on pages 1 through 5 of the Proxy Statement under the headings "Principal Stockholders and Holdings of Management" and "Election of Directors" is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report are incorporated herein by reference thereto:

                         Consolidated Balance Sheets--November 25, 2000 and November 27, 1999

                         Consolidated Statements of Income--Years Ended November 25, 2000, November 27, 1999 and November 28, 1998

                         Consolidated Statements of Stockholders' Equity-- Years Ended November 25, 2000, November 27, 1999 and November 28, 1998

                         Consolidated Statements of Cash Flows-- Years Ended November 25, 2000, November 27, 1999 and November 28, 1998

                         Notes to Consolidated Financial Statements

                         Report of Independent Public Accountants

                 International Home Furnishings Center, Inc. Financial Statements are included herein on pages F-1 to F-13.

                 LRG Furniture, LLC Financial Statements are included herein on pages F-14 to F-24.

             (2) Financial Statement Schedule:
                 Schedule II - Analysis of Valuation and Qualifying Accounts for the years ended November 25, 2000, November 27, 1999, and November 28, 1998


             (3) Listing of Exhibits
                 3A. Articles of Incorporation as amended are incorporated
                     herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.


                 3B. By-laws as amended are incorporated herein by reference to the Form 10-K for the fiscal year ended November 27, 1999.

                 4. $70 million Credit Agreement with a Bank Group dated October 25, 2000, is filed herewith.



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

            **   10B. Bassett Executive Deferred Compensation Plan is
                      incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

            **   10C. Bassett Supplemental Retirement Income Plan is
                      incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

            **   10D. Bassett 1993 Stock Plan for Non-Employee Directors as
                      amended is filed herewith.

           **    10E. Bassett 1997 Employee Stock Plan is incorporated herein by reference to the Registrant's Registration Statement on Form S-8 ( no. 333-60327) filed on July 31, 1998.

                 13. Portions of the Registrant's Annual Report to Stockholders for the year ended November 25, 2000.

                 21.  List of subsidiaries of the Registrant is filed herewith.

                 23A. Consent of Independent Public Accountants is filed
                      herewith.

                 23B. Consent of Independent Auditors is filed herewith.



  **Management contract or compensatory plan or arrangement of the Company.

         (b) No reports on Form 8-K were filed during the last quarter of the Registrant's 2000 fiscal year.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

         By: /s/ PAUL FULTON                              Date:      2/22/01
             ----------------------------------                  ------------------
             Paul Fulton
             Chairman of the Board of Directors


         By: /s/ ROBERT H. SPILMAN JR.                    Date:      2/22/01
             ----------------------------------                  ------------------
             Robert H. Spilman Jr.
             President and Chief Executive Officer
             Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         By: /s/ AMY W. BRINKLEY                          Date:      2/22/01
             ----------------------------------                  ------------------
             Amy W. Brinkley
             Director

         By: /s/ PETER W. BROWN                           Date:      2/22/01
             ----------------------------------                  ------------------
             Peter W. Brown
             Director

         By: /s/ WILLIE D. DAVIS                          Date:      2/22/01
             ----------------------------------                  ------------------
             Willie D. Davis
             Director

         By: /s/ ALAN T. DICKSON                          Date:      2/22/01
             ----------------------------------                  ------------------
             Alan T. Dickson
             Director

         By: /s/ HOWARD H. HAWORTH                        Date:      2/22/01
             ----------------------------------                  ------------------
             Howard H. Haworth
             Director

         By: /s/ MICHAEL E. MURPHY                        Date:      2/22/01
             ----------------------------------                  ------------------
             Michael E. Murphy
             Director

         By: /s/ DAVID A. STONECIPHER                     Date:      2/22/01
             ----------------------------------                  ------------------
             David A. Stonecipher
             Director

         By: /s/ BARRY C. SAFRIT                          Date:      2/22/01
             ----------------------------------                  ------------------
             Barry C. Safrit
             Vice President and Chief Financial Officer

                          ANNUAL REPORT ON FORM 10-K
                                ITEM 14(a)(1)

                               CERTAIN EXHIBITS

                         YEAR ENDED NOVEMBER 25, 2000


         BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

                              BASSETT, VIRGINIA















































                              INDEX TO EXHIBITS

                  INTERNATIONAL HOME FURNISHINGS CENTER, INC.


                              FINANCIAL STATEMENTS


                  YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
--------------------------------------------------------------------------------



TABLE OF CONTENTS


                                                                                                            Page No.
                                                                                                            --------

INDEPENDENT AUDITORS' REPORT..........................................................................        1

FINANCIAL STATEMENTS

   Balance Sheets.....................................................................................        2

   Statements of Income...............................................................................        3

   Statements of Stockholders' Equity (Deficit).......................................................        4

   Statements of Cash Flows...........................................................................        5

   Notes to Financial Statements......................................................................        6

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
International Home Furnishings Center, Inc.
High Point, North Carolina


We have audited the accompanying balance sheets of International Home Furnishings Center, Inc. as of October 31, 2000 and 1999 and the related statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Home Furnishings Center, Inc. at October 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2000 in conformity with generally accepted accounting principles.


/s/ DIXON ODOM PLLC

High Point, North Carolina
November 29, 2000


                                     ------

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
BALANCE SHEETS
OCTOBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


ASSETS                                                                                       2000               1999
                                                                                        --------------     --------------
CURRENT ASSETS
   Cash and cash equivalents                                                            $    4,859,447     $    8,004,521
   Restricted cash (Note C)                                                                  2,275,974          2,275,974
   Short-term investments                                                                       94,489             90,778
   Receivables
     Trade                                                                                   2,646,756          2,253,583
     Interest                                                                                    9,279             14,627
   Deferred income tax asset                                                                   600,000            610,000
   Prepaid expenses                                                                            717,172            806,229
                                                                                        --------------     --------------

                                                                TOTAL CURRENT ASSETS        11,203,117         14,055,712
                                                                                        --------------     --------------

PROPERTY AND EQUIPMENT, at cost
   Land and land improvements                                                                3,293,772          3,293,772
   Buildings, exclusive of theater complex                                                  75,391,981         75,439,170
   Furniture and equipment                                                                   3,717,945          3,631,421
   Construction in progress                                                                 11,569,301                  -
                                                                                        --------------     --------------
                                                                                            93,972,999         82,364,363
   Accumulated depreciation                                                                (46,022,092)       (43,926,570)
                                                                                        --------------     --------------
                                                                                            47,950,907         38,437,793
                                                                                        --------------     --------------

OTHER ASSETS
   Theater complex, at cost less amortization (Note G)                                         933,599            976,854
   Deferred financing costs, net of accumulated amortization of $187,943
    and $104,413 at October 31, 2000 and 1999, respectively                                    396,766            480,296
                                                                                        --------------     --------------
                                                                                             1,330,365          1,457,150
                                                                                        --------------     --------------

                                                                        TOTAL ASSETS    $   60,484,389     $   53,950,655
                                                                                        ==============     ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable, trade                                                               $   3,994,972     $      780,010
   Accrued property taxes                                                                    1,702,341          1,667,283
   Other accrued expenses                                                                      693,418            811,121
   Rents received in advance                                                                 1,502,952          1,613,689
   Current maturities of long-term debt                                                      9,995,880          9,295,564
                                                                                        --------------     --------------

                                                           TOTAL CURRENT LIABILITIES        17,889,563         14,167,667
                                                                                        --------------     --------------

LONG-TERM DEBT                                                                              45,658,704         55,654,584
                                                                                        --------------     --------------

OTHER LONG-TERM LIABILITIES
   Supplemental retirement benefits                                                          1,745,023          1,504,227
   Deferred income tax liability                                                             1,090,000          1,454,000
                                                                                        --------------     --------------
                                                                                             2,835,023          2,958,227
                                                                                        --------------     --------------

COMMITMENTS (Notes G and L)

STOCKHOLDERS' DEFICIT
   Common stock, $5 par value, 1,000,000 shares authorized,
    527,638 shares issued and outstanding in 2000 and 1999                                   2,638,190          2,638,190
   Additional paid-in capital                                                                  169,360            169,360
   Accumulated deficit                                                                      (8,706,451)       (21,637,373)
                                                                                        --------------     --------------
                                                                                            (5,898,901)       (18,829,823)
                                                                                        --------------     --------------

                                                               TOTAL LIABILITIES AND
                                                               STOCKHOLDERS' DEFICIT    $   60,484,389     $   53,950,655
                                                                                        ==============     ==============

--------------------------------------------------------------------------------
See accompanying notes to financial statements.                           Page 2

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                      2000                 1999                1998
                                                                ----------------     ---------------     ----------------

OPERATING REVENUES
   Rental income                                                $     31,620,514     $    31,684,174     $     31,046,712
   Other revenues                                                      6,922,474           6,472,825            6,333,233
                                                                ----------------     ---------------     ----------------

                                    TOTAL OPERATING REVENUES          38,542,988          38,156,999           37,379,945
                                                                ----------------     ---------------     ----------------

OPERATING EXPENSES
   Compensation and benefits                                           4,242,802           4,084,283            3,648,331
   Market and promotional                                              2,593,966           2,558,772            2,554,960
   Maintenance and building costs                                        858,194             862,804              743,347
   Depreciation expense                                                2,179,109           2,202,723            2,187,359
   Rent                                                                  152,234             152,234              138,835
   Property taxes and insurance                                        1,997,121           1,987,898            2,012,249
   Utilities                                                           1,655,730           1,652,068            1,769,612
   Other operating costs                                                 535,776             617,201              472,929
                                                                ----------------     ---------------     ----------------

                                    TOTAL OPERATING EXPENSES          14,214,932          14,117,983           13,527,622
                                                                ----------------     ---------------     ----------------

                                      INCOME FROM OPERATIONS          24,328,056          24,039,016           23,852,323
                                                                ----------------     ---------------     ----------------

NONOPERATING INCOME
   Interest income                                                       808,703             929,317              802,224
   Dividend income                                                         4,652               3,692                4,188
                                                                ----------------     ---------------     ----------------

                                   TOTAL NONOPERATING INCOME             813,355             933,009              806,412
                                                                ----------------     ---------------     ----------------

NONOPERATING EXPENSES
   Interest expense                                                    4,109,489           4,936,077            1,517,248
                                                                ----------------     ---------------     ----------------

                                 TOTAL NONOPERATING EXPENSES           4,109,489           4,936,077            1,517,248
                                                                ----------------     ---------------     ----------------

                                  INCOME BEFORE INCOME TAXES          21,031,922          20,035,948           23,141,487

PROVISION FOR INCOME TAXES                                             8,101,000           7,770,000            9,103,000
                                                                ----------------     ---------------     ----------------

                                                  NET INCOME    $     12,930,922     $    12,265,948     $     14,038,487
                                                                ================     ===============     ================

BASIC EARNINGS PER COMMON SHARE                                 $          24.51     $         23.25     $          26.61
                                                                ================     ===============     ================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                               527,638             527,638              527,638
                                                                ================     ===============     ================


--------------------------------------------------------------------------------
See accompanying notes to financial statements.                           Page 3

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                                            Retained
                                                                          Additional        Earnings
                                                          Common            Paid-In       (Accumulated
                                                           Stock            Capital         Deficit)            Total
                                                      --------------    -------------     -------------    --------------

BALANCE, NOVEMBER 1, 1997                             $    2,638,190    $     169,360     $  41,566,702    $   44,374,252
   Net income                                                      -                -        14,038,487        14,038,487
   Dividends paid ($144.64 per common share)                       -                -       (76,317,560)      (76,317,560)
                                                      --------------    -------------     -------------    --------------

BALANCE (DEFICIT), OCTOBER 31, 1998                        2,638,190          169,360       (20,712,371)      (17,904,821)

   Net income                                                      -                -        12,265,948        12,265,948
   Dividends paid ($25.00 per common share)                        -                -       (13,190,950)      (13,190,950)
                                                      --------------    -------------     -------------    --------------

BALANCE (DEFICIT), OCTOBER 31, 1999                        2,638,190          169,360       (21,637,373)      (18,829,823)

   Net income                                                      -                -        12,930,922        12,930,922
                                                      --------------    -------------     -------------    --------------

BALANCE (DEFICIT), OCTOBER 31, 2000                   $    2,638,190    $     169,360     $  (8,706,451)   $   (5,898,901)
                                                      ==============    =============     =============    ==============


--------------------------------------------------------------------------------
See accompanying notes to financial statements.                           Page 4

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                              2000              1999               1998
                                                                         --------------    ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $   12,930,922    $    12,265,948    $   14,038,487
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                            2,301,760          2,325,374         2,247,363
     Provision for losses on accounts receivable                                  6,341              1,360             5,286
     Gain on disposal of assets                                                  (3,134)                 -            (1,000)
     Deferred income taxes                                                     (354,000)          (500,000)          (77,000)
     Change in assets and liabilities
       Increase in trade and interest receivables                              (394,166)           (68,728)         (290,003)
       (Increase) decrease in prepaid expenses                                   89,057           (750,264)          227,098
       Increase (decrease) in accounts payable and
        accrued expenses                                                        207,521           (139,200)          582,272
       Increase (decrease) in rents received in advance                        (110,737)           134,806           (19,689)
       Increase in supplemental retirement benefits                             240,796            541,136           159,350
                                                                         --------------    ---------------    --------------

                                                 NET CASH PROVIDED BY
                                                 OPERATING ACTIVITIES        14,914,360         13,810,432        16,872,164
                                                                         --------------    ---------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in restricted cash                                                        -                  -        (2,275,974)
   Purchase and construction of property and equipment                       (8,764,159)          (337,457)         (484,257)
   Proceeds from sale of property and equipment                                   4,000                  -             1,000
   Purchase of short-term investments                                            (3,711)            (7,135)           (5,199)
                                                                         --------------    ---------------    --------------

                                                     NET CASH USED BY
                                                 INVESTING ACTIVITIES        (8,763,870)          (344,592)       (2,764,430)
                                                                         --------------    ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                                       -                  -        75,000,000
   Principal payments on long-term debt                                      (9,295,564)        (8,667,074)       (1,382,778)
   Payment of deferred financing costs                                                -                  -          (584,709)
   Dividends paid                                                                     -        (13,190,950)      (76,317,560)
                                                                         --------------    ---------------    --------------

                                                     NET CASH USED BY
                                                 FINANCING ACTIVITIES        (9,295,564)       (21,858,024)       (3,285,047)
                                                                         --------------    ---------------    --------------

                                           NET INCREASE (DECREASE) IN
                                            CASH AND CASH EQUIVALENTS        (3,145,074)        (8,392,184)       10,822,687

CASH AND CASH EQUIVALENTS, BEGINNING                                          8,004,521         16,396,705         5,574,018
                                                                         --------------    ---------------    --------------

                                    CASH AND CASH EQUIVALENTS, ENDING    $    4,859,447    $     8,004,521    $   16,396,705
                                                                         ==============    ===============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
   Cash paid during the year for:
     Income taxes                                                        $    8,357,298    $    9,049,420     $    8,965,827
                                                                         ==============    ===============    ==============

     Interest, net of amount capitalized                                 $    4,166,000    $    4,988,768     $    1,069,696
                                                                         ==============    ===============    ==============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
 AND INVESTING ACTIVITIES
   Accounts payable incurred for acquisition of property and
    equipment                                                            $    2,924,796    $           -      $            -
                                                                         ==============    ===============    ==============


--------------------------------------------------------------------------------
See accompanying notes to financial statements.                           Page 5

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------
NOTE A - DESCRIPTION OF BUSINESS

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



--------------------------------------------------------------------------------

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

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

Deferred Financing Costs

Costs associated with obtaining the term loan disclosed in Note E have been deferred and are being amortized on the straight-line method over the term of the related debt. Amortization expense charged to operations during the years ended October 31, 2000, 1999 and 1998 was $83,530, $83,530 and $20,883,
respectively.

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

Earnings Per Common Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). Basic EPS excludes all dilution and has been computed using the weighted average number of common shares outstanding during the year. Diluted EPS would reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has no dilutive potential common shares.


-------------------------------------------------------------------------------

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

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

NOTE C - RESTRICTED CASH

Restricted cash consists of an interest-bearing debt service account. The Company is required to make semi-annual escrow deposits each May and November in amounts sufficient to provide interest and principal payments on the Company's term debt for the ensuing six months.

NOTE D - INVESTMENT IN DEBT AND MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of October 31, 2000 and 1999:

                                                                                   2000
                                                 ------------------------------------------------------------------------
                                                                         Gross              Gross
                                                    Amortized         Unrealized         Unrealized             Fair
                                                      Cost               Gains             Losses               Value
                                                 --------------     --------------     ---------------    ---------------

         Debt securities
            State and local governments          $    3,825,717     $            -     $             -    $     3,825,717
         Equity securities                               94,489                  -                   -             94,489
                                                 --------------     --------------     ---------------    ---------------

                                                 $    3,920,206     $            -     $             -    $     3,920,206
                                                 ==============     ==============     ===============    ===============



--------------------------------------------------------------------------------

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE D - INVESTMENT IN DEBT AND MARKETABLE EQUITY SECURITIES (CONTINUED)

                                                                                   1999
                                                 ------------------------------------------------------------------------
                                                                         Gross              Gross
                                                    Amortized         Unrealized         Unrealized             Fair
                                                      Cost               Gains             Losses               Value
                                                 --------------     --------------     ---------------    ---------------

         Debt securities
            State and local governments          $    5,103,547     $            -     $             -    $     5,103,547
            U. S. corporations                        1,000,000                  -                   -          1,000,000
         Equity securities                               90,778                  -                   -             90,778
                                                 --------------     --------------     ---------------    ---------------

                                                 $    6,194,325     $            -     $             -    $     6,194,325
                                                 ==============     ==============     ===============    ===============

Available-for-sale securities are classified in the following balance sheet captions as of October 31, 2000 and 1999:

                                                                                          2000                 1999
                                                                                    ----------------     ----------------
         Cash and cash equivalents                                                  $      3,825,717     $      6,103,547
         Short-term investments                                                               94,489               90,778
                                                                                    ----------------     ----------------

                                                                                    $      3,920,206     $      6,194,325
                                                                                    ================     ================

All the Company's debt securities mature within three months.


NOTE E - LONG-TERM DEBT

Long-term debt consists of the following at October 31, 2000 and 1999:

                                                                                         2000                  1999
                                                                                   ----------------     -----------------
         Term note payable, principal and interest are due in monthly installments of $1,137,987 through August 1, 2005, with interest included at 7.06%, collateralized by land and buildings with a
           carrying value of $47,584,004 at October 31, 2000                       $     55,654,584     $      64,950,148

         Less current maturities                                                          9,995,880             9,295,564
                                                                                   ----------------     -----------------
                                                                                   $     45,658,704     $      55,654,584
                                                                                   ================     =================


--------------------------------------------------------------------------------

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE E - LONG-TERM DEBT (CONTINUED)

The aggregate maturities of long-term debt are due as follows:

             Year Ending October 31,
                      2001                                                         $      9,995,880
                      2002                                                               10,735,336
                      2003                                                               11,529,494
                      2004                                                               12,378,440
                      2005                                                               11,015,434
                                                                                   ----------------

                                                                                   $     55,654,584
                                                                                   ================

Total interest cost incurred for the years ended October 31, 2000, 1999 and 1998 was $4,303,766, $4,936,077 and $1,517,248, respectively. Of the interest cost for the year ended October 31, 2000, $194,277 was capitalized as part of the building construction costs. There was no interest capitalized in the years ended October 31, 1999 and 1998.


NOTE F - INCOME TAXES

The provision for income taxes consists of the following for the years ended October 31, 2000, 1999 and 1998:

                                                                          2000               1999               1998
                                                                    ---------------     --------------     --------------

         Federal:
            Current                                                 $     6,975,000     $    6,765,000     $    7,450,000
            Deferred                                                       (287,000)          (395,000)           (62,000)
                                                                    ---------------     --------------     --------------
                                                                          6,688,000          6,370,000          7,388,000
                                                                    ---------------     --------------     --------------

         State:
            Current                                                       1,480,000          1,505,000          1,730,000
            Deferred                                                        (67,000)          (105,000)           (15,000)
                                                                    ---------------     --------------     --------------
                                                                          1,413,000          1,400,000          1,715,000
                                                                    ---------------     --------------     --------------

                                                           TOTAL    $     8,101,000     $    7,770,000     $    9,103,000
                                                                    ===============     ==============     ==============


--------------------------------------------------------------------------------

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE F - INCOME TAXES (CONTINUED)

A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

                                                                          2000               1999               1998
                                                                    ---------------     --------------     --------------

         Income taxes computed at the federal
          statutory rate                                            $     7,360,000     $    7,013,000     $    8,100,000
         State taxes, net of federal benefit                                918,000            910,000          1,115,000
         Nontaxable investment income                                      (112,000)          (180,000)          (196,000)
         Other, net                                                         (65,000)            27,000             84,000
                                                                    ---------------     --------------     --------------

                                                                    $     8,101,000     $    7,770,000     $    9,103,000
                                                                    ===============     ==============     ==============

The components of deferred income taxes consist of the following:

                                                                          2000               1999               1998
                                                                    ---------------     --------------     --------------

         Deferred income tax assets:
            Rents received in advance                               $       600,000     $      610,000     $      592,000
            Supplemental retirement benefits                                700,000            602,000            384,000
                                                                    ---------------     --------------     --------------

                                       TOTAL DEFERRED TAX ASSETS          1,300,000          1,212,000            976,000

         Deferred income tax liabilities:
            Depreciation                                                 (1,790,000)        (2,056,000)        (2,320,000)
                                                                    ---------------     --------------     --------------

                              TOTAL NET DEFERRED TAX LIABILITIES    $      (490,000)    $     (844,000)    $   (1,344,000)
                                                                    ===============     ==============     ==============


NOTE G - LAND LEASE COMMITMENT

During 1975, the Company completed construction of an eleven-story exhibition building. The building is constructed on land leased from the City of High Point, North Carolina under a noncancelable lease. The lease is for an initial term of fifty years with three options to renew for periods of ten years each and a final renewal option for nineteen years. Annual rental under the lease is $152,234 as of October 31, 2000 and is subject to adjustment at the end of each five-year period, such adjustment being computed as defined in the lease agreement. As part of the lease agreement, the Company constructed a theater complex for public use and office space for use by the City of High Point on the lower levels of the building. Annual rental cash payments over the initial fifty-year lease term are being reduced by $39,121 which represents amortization of the cost of the theater and office complex constructed for the City of High Point. At the termination of the lease, the building becomes the property of the City of High Point. Under the terms of the lease, the Company is responsible for all expenses applicable to the exhibition portion of the building. The City of High Point is responsible for all expenses applicable to the theater complex and office space constructed for use by the City.


--------------------------------------------------------------------------------

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

NOTE H - RETIREMENT EXPENSE

Amounts expensed under the Company's retirement plans amounted to $394,166, $691,698 and $268,856 for the years ended October 31, 2000, 1999 and 1998, respectively, including $240,796, $541,136 and $159,350 under the supplemental retirement benefits plan for the years ended October 31, 2000, 1999 and 1998, respectively.


NOTE I - RENTALS UNDER OPERATING LEASES

The Company's leasing operations consist principally of leasing exhibition space. Property on operating leases consists of substantially all of the asset "buildings, exclusive of theater complex" included on the balance sheets. Accumulated depreciation on this property amounted to $42,943,916 and $40,937,431 at October 31, 2000 and 1999, respectively. Leases are typically for five-year periods and contain provisions to escalate rentals based upon either the increase in the consumer price index or increases in ad valorem taxes, utility rates and charges, minimum wage imposed by federal and state governments, maintenance contracts for elevators and air conditioning, maintenance of common areas, social security payments, increases resulting from collective bargaining contracts, if any, and such other similar charges and rates required in operating the Company. Tenants normally renew their leases.

The following is a schedule of minimum future rentals under noncancelable operating leases as of October 31, 2000, exclusive of amounts due under escalation provisions of lease agreements:

             Year Ending October 31,
                      2001                                                          $     28,398,012
                      2002                                                                24,874,514
                      2003                                                                20,149,245
                      2004                                                                15,359,863
                      2005                                                                 3,960,572
                                                                                    ----------------

          Total minimum future rentals                                              $     92,742,206
                                                                                    ================

Rental income includes contingent rentals under escalation provisions of leases of $823,536, $1,322,521 and $1,401,867 for the years ended October 31, 2000,
1999 and 1998, respectively. Rental income from related parties amounted to $2,374,813, $1,980,775 and $1,894,219 for the years ended October 31, 2000, 1999 and 1998, respectively.


NOTE J - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits and trade accounts receivable from customers predominantly in the Home Furnishings Industry. As of October 31, 2000, the Company's bank balances exceeded federally insured limits by $1,105,376. The Company's trade accounts receivable are generally collateralized by merchandise in leased exhibition spaces which is in the Company's possession.


--------------------------------------------------------------------------------

INTERNATIONAL HOME FURNISHINGS CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

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


NOTE L - CONSTRUCTION PLANS

At October 31, 2000, a project to add additional exhibition space to the existing facilities was in progress. Construction is expected to be completed in time for tenants to utilize the additional exhibition space for the April 2001 International Home Furnishings Market. The cost of the construction is estimated to approximate $14,217,000 and is being funded with operating cash flows. As of October 31, 2000, $11,569,301 of this amount had been incurred. The assessment of the cost and the timetable for completion are management's estimates, and it is reasonably possible that actual and estimated results will differ materially.


--------------------------------------------------------------------------------

LRG FURNITURE, LLC

Financial Statements
As of November 30, 2000 and 1999
Together with Report of Independent Public Accountants

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Members of
LRG Furniture, LLC:


We have audited the accompanying balance sheets of LRG FURNITURE, LLC (a Virginia limited liability company) as of November 30, 2000 and 1999, and the related statements of operations and changes in members' equity (deficit) and cash flows for the year ended November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LRG Furniture, LLC as of November 30, 2000 and 1999, and the results of its operations and its cash flows for the year ended November 30, 2000, in conformity with accounting principles generally accepted in the United States.



                                                         /s/ ARTHUR ANDERSEN LLP



Greensboro, North Carolina
February 16, 2001

                               LRG FURNITURE, LLC

              BALANCE SHEETS -- NOVEMBER 30, 2000 AND 1999 (NOTE 1)









                                ASSETS                          2000                 1999
                                ------                          ----                 ----
CURRENT ASSETS:
  Cash                                                      $  4,191,154       $  6,015,023
  Accounts receivable, net of allowances of $104,000 and
    $458,000 in 2000 and 1999, respectively                      681,167            753,085
  Merchandise inventories                                     11,785,997          9,540,006
  Prepaid expenses                                               106,310            161,115
                                                            ------------       ------------
      Total current assets                                    16,764,628         16,469,229
PROPERTY AND EQUIPMENT:
  Computer equipment                                             343,577            166,986
  Store fixtures                                                 268,302            117,610
  Office furniture, fixtures and equipment                     1,222,508            982,226
  Leasehold improvements                                       1,590,578          1,540,561
  Vehicles                                                       115,692            115,692
                                                            ------------       ------------
                                                               3,540,657          2,923,075
    Less - Accumulated depreciation                             (345,033)                 0
                                                            ------------       ------------
                                                               3,195,624          2,923,075
                                                            ------------       ------------
OTHER ASSETS, NET (NOTE 2)                                       825,775            874,747
                                                            ------------       ------------
                                                            $ 20,786,027       $ 20,267,051
                                                            ============       ============

            LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
            -----------------------------------------
CURRENT LIABILITIES:

  Current portion of long-term debt (Note 4)                $  1,548,636       $          0
  Accounts payable                                            10,970,062          9,970,300
  Customer deposits                                            2,983,731          4,493,651
  Accrued liabilities                                          1,082,781            950,611
                                                            ------------       ------------
      Total current liabilities                               16,585,210         15,414,562
                                                            ------------       ------------
LONG-TERM DEBT (NOTE 4)                                        3,299,364                  0
                                                            ------------       ------------
NOTES PAYABLE TO MEMBERS (NOTE 4)                              7,808,000          2,175,000
                                                            ------------       ------------
COMMITMENTS AND CONTINGENCIES (NOTES 5, 6 AND 7)
MEMBERS' (DEFICIT) EQUITY                                     (6,906,547)         2,677,489
                                                            ------------       ------------
                                                            $ 20,786,027       $ 20,267,051
                                                            ============       ============

     The accompanying notes to financial statements are an integral part of these balance sheets.

                               LRG FURNITURE, LLC

        STATEMENT OF OPERATIONS AND CHANGES IN MEMBERS' EQUITY (DEFICIT)
                 FOR THE YEAR ENDED NOVEMBER 30, 2000 (NOTE 1)




SALES                                   $ 63,058,739
COST OF GOODS SOLD                        34,849,470
                                        ------------
        Gross profit                      28,209,269
OPERATING AND GENERAL EXPENSES            37,294,558
                                        ------------
        Loss from operations              (9,085,289)
OTHER EXPENSE - INTEREST, NET                498,747
                                        ------------
NET LOSS                                  (9,584,036)
MEMBERS' EQUITY, BEGINNING OF YEAR         2,677,489
                                        ------------
MEMBERS' DEFICIT, END OF YEAR           $ (6,906,547)
                                        ============



       The accompanying notes to financial statements are an integral part of this statement.

                                                                            F-17
                               LRG FURNITURE, LLC

                             STATEMENT OF CASH FLOWS
                  FOR THE YEAR ENDED NOVEMBER 30, 2000 (NOTE 1)










CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $ (9,584,036)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                        345,033
    Amortization                                                                         53,568
    Changes in current assets and liabilities:
      Accounts receivable                                                                71,918
      Inventories                                                                    (2,245,991)
      Prepaid expenses                                                                   54,805
      Accounts payable and accrued liabilities                                        1,131,932
      Customer deposits                                                              (1,509,920)
      Other                                                                              (4,596)
                                                                                   ------------
                Net cash used in operating activities                               (11,687,287)
                                                                                   ------------
CASH FLOWS USED IN INVESTING ACTIVITIES - Purchases of property and equipment          (617,582)
                                                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from long-term debt                                                    4,848,000
  Net proceeds from notes payable to Members                                          5,633,000
                                                                                   ------------
                Net cash provided by financing activities                            10,481,000
                                                                                   ------------
NET DECREASE IN CASH                                                                 (1,823,869)
CASH, BEGINNING OF YEAR                                                               6,015,023
                                                                                   ------------
CASH, END OF YEAR                                                                  $  4,191,154
                                                                                   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - CASH PAID DURING
  THE YEAR FOR INTEREST                                                            $    393,886
                                                                                   ============

       The accompanying notes to financial statements are an integral part of this statement.

                               LRG FURNITURE, LLC

                          NOTES TO FINANCIAL STATEMENTS
                           NOVEMBER 30, 2000 AND 1999



1.  HISTORY AND ORGANIZATION

     LRG Furniture, LLC (the Company) was formed as a limited liability company under the laws of Virginia on November 29, 1999. The Company was formed as a joint venture between Bassett Furniture Industries, Inc. (Bassett) and Bassett Direct Plus Texas, LLC (BDPT) (collectively referred to herein as the Members). Pursuant to the joint venture, Bassett contributed cash of $4,215,000, reimbursement for excessive customer deposit liability of $1,800,000 and other identifiable assets, at net book value of $8,593,000 offset by liabilities of $8,948,000. Concurrently, BDPT contributed, at net book value, other identifiable assets of $5,659,000 offset by liabilities of $8,642,000. As a result of these transactions, Bassett and BDPT were credited with 51% and 49%, respectively, of the resulting combined equity of $2,677,000.

     The Company began operations on November 29, 1999, and had minimal activity between inception and November 30, 1999, its first fiscal year-end. As such, the financial statements for the period from November 29, 1999 (inception), to November 30, 1999, are not material for a fair presentation of the Company's results of operations and financial position and have not been presented herein.

2.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     OPERATIONS

     The Company operates retail furniture stores in North Carolina, South Carolina, Tennessee, Virginia, Nevada and Texas. These stores operate under the "Bassett Furniture Direct" name and substantially all of their purchases are from Bassett and its affiliates.

     USE OF ESTIMATES

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

     CASH

     Cash includes cash on hand and cash in banks.

     REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

     The Company recognizes revenue upon the delivery of products to its customers. In the current year, there is no concentration of credit risk to any one customer. Return allowances are provided for estimated losses associated with anticipated future returns of products sold by the Company. Actual returns could differ from management's estimates making it reasonably possible that a change in these estimates could occur in the near term.

                                                                            F-19
                                      -2-

     MERCHANDISE INVENTORIES


     Merchandise inventories are stated at the lower of first-in, first-out
     (FIFO) cost or market. Allowances are established to reduce the cost of excess and obsolete inventories to their estimated net realizable value.


     PROPERTY AND EQUIPMENT


     Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:


                Computer equipment                            3-5 years
                Store fixtures                                  7 years
                Office furniture, fixtures and equipment        7 years
                Leasehold improvements                      15-20 years
                Vehicles                                        5 years

     When property is sold or retired, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the statement of operations and changes in members' equity. Expenditures for maintenance and repairs are charged to operations as incurred.

     OTHER ASSETS

     Other assets are substantially made up of refundable deposits with various utilities and property lessors and a lease contract that has terms that are favorable to its local market value. The deposits are refundable at the discretion of the utility or lessor as applicable and the favorable lease contract is amortized over the lease term, which is 15 years. Accumulated amortization related to this favorable lease contract was $53,568 and $0 in 2000 and 1999, respectively.

     LONG-LIVED ASSETS

     The Company applies Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangible assets to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event assets are impaired, losses are recognized based on the excess carrying amounts over the estimated undiscounted cash flows for the asset. SFAS No. 121 also requires that assets to be disposed of be reported at the lower of the carrying amount or the fair market value less selling costs. At November 30, 2000, the Company noted an impairment loss related to one store for $97,000 (Note 10). No other impairment losses have been identified by the Company as of November 30, 2000.

     PREOPENING EXPENSES

     Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred. Preopening expenses were $449,534 in 2000.

     ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Advertising expense was $1,949,344 in 2000.

     CUSTOMER DEPOSITS

     Customer deposits relate to amounts paid by customers to the Company at the time they order goods. These deposits are applied to the ultimate sales price once goods are shipped to the customer, and are recognized as revenue at that time.

     INCOME TAXES

     The Company is treated as a pass-through entity for federal income tax purposes. As a result, the Company is not subject to income tax, but rather the liability for income taxes from the taxable income generated by the Company is the obligation of the owners of the Company. The Company is treated similarly for state income tax purposes and, under current law in the states in which the Company is conducting business, the Company is not subject to state income taxes. Accordingly, no provision or benefit for federal and state income taxes has been recorded in the accompanying financial statements.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement amends the accounting and reporting standards of Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has adopted the provisions of this statement in 2001 and has determined that the impact of adopting the statement is immaterial.


3.   CONTINUING OPERATIONS

     The Company has experienced significant losses from operations during 2000. The Company incurred a net loss in 2000 of $9,584,000, and has Members' deficit of $6,907,000 as of November 30, 2000. Management has implemented a profit improvement program that includes evaluation and realignment of the Company's business to improve profitability. This program has resulted in significant operational changes, overall downsizing of the Company's administrative and operating overhead and disposals of selected stores (Note 10). As a result of these actions, the Company expects to reduce its losses substantially in 2001.

     The Members have historically provided, and are currently providing, sufficient financial support to the Company to fund the Company's obligations and working capital requirements as those obligations become due. The Members loaned a total of $7,808,000 to the Company in 2000 (Note
     4).

     The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business, rather than through a process of forced liquidation. Management of Bassett has committed to provide the necessary level of financial support to the Company to enable it to pay its obligations as they become due through November 30, 2002. Bassett, however, is not legally obligated to provide such support. Accordingly, the accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

  4. LONG-TERM DEBT AND NOTES PAYABLE TO MEMBERS

     Long-term debt and notes payable to Members at November 30, 2000, consists of the following:


Unsecured notes with a bank, payable in monthly installments as discussed below from January 2001 to September 2003, plus interest payable monthly at prime
   plus 0.5%, as defined in the agreement (10% at November 30, 2000)              $  4,848,000
Unsecured notes payable to Bassett, interest at 8% per
   year, entire outstanding balance due November 1, 2004                             6,000,000
Unsecured note payable to BDPT, interest payable quarterly
   at 8% per year, entire outstanding balance due November
   30, 2003                                                                          1,808,000
                                                                                  ------------
              Total long-term debt                                                  12,656,000
Less - Current maturities of long-term debt                                          1,548,636
                                                                                  ------------
                                                                                   $11,107,364


The aggregate future annual maturities of long-term debt are as follows:



                    2001      $ 1,548,636
                    2002        2,154,624
                    2003        2,952,740
                    2004        6,000,000
                              -----------
                              $12,656,000
                              ===========

     At various dates from March 16, 2000, to August 15, 2000, the Company entered into a total of eight unsecured notes with a bank for $606,000 each for a total of $4,848,000. Each note has deferred principal payments of $22,444 beginning 9 months from the close of each note and continuing for 27 months thereafter. The proceeds of these notes were used primarily to pay for new store opening inventory. Repayment of these loans is guaranteed by Bassett.

     On June 1, 2000, and August 1, 2000, the Company entered into two unsecured notes with Bassett for $1,000,000 and $5,000,000, respectively. Both of these notes have the same terms and both have deferred principal and interest payments, all payable November 1, 2004.

     On November 30, 2000, the Company entered into an unsecured note with BDPT for $1,808,000. This unsecured note contains various restrictive covenants, which include, among others, limitations on loans and contingent liabilities except in the normal course of business. As of November 30, 2000, the Company was in compliance with all of these covenants.

5.   LEASE COMMITMENTS

     The Company's administrative offices and retail locations are leased under noncancellable operating lease agreements that expire from 2001 to 2020. Most of these leases contain renewal options of 3 to 35 years. Certain of the lease agreements for retail locations require the payment of contingent rentals based on a percentage of sales above stipulated levels. No contingent rental expense was incurred during 2000. Certain of the lease agreements contain rent escalation clauses. Total rent expense for 2000 was $6,201,000. The Company leases certain of these locations from the Members. Rent expense related to locations owned or leased from the Members was $3,823,000 in 2000.

Future minimum lease commitments for the office and retail locations under operating leases having initial or remaining terms in excess of one year are as follows:


                                        MEMBERS      OPERATING         TOTAL
                                        -------      ---------         -----
               2001                  $ 3,349,516     $ 2,251,090     $ 5,600,606
               2002                    3,386,603       2,259,449       5,646,052
               2003                    3,386,603       2,232,428       5,619,031
               2004                    3,386,603       1,606,085       4,992,688
               2005                    3,386,603       1,493,235       4,879,838
               Thereafter             33,955,694       7,680,462      41,636,156
                                     -----------     -----------     -----------
                                     $50,851,622     $17,522,749     $68,374,371
                                     ===========     ===========     ===========

     Subsequent to November 30, 2000, the Company entered into a lease agreement for one new store that was purchased by the Company from a third-party "Bassett Furniture Direct" licensee (Note 10). This lease is a month-to-month lease and as such does not appear in the future minimum lease commitments above.

     Also subsequent to November 30, 2000, the Company sold three stores to third parties and these third parties assumed the leases related to these stores (Note 10). As such, the lease commitments related to these three stores are not included in the future minimum lease commitments above.

6.   OTHER RELATED-PARTY TRANSACTIONS

     Substantially all purchases of merchandise inventories are made from Bassett and its affiliates. These related entities sell products to the Company at prices equal to their normal selling prices to unrelated entities. Accounts payable due to these related parties was $10,534,450 and $2,462,152 in 2000 and 1999, respectively.

     Interest expense on borrowings from related parties as described in Note 4 was $173,333 in 2000 and was accrued at November 30, 2000.

     The Company paid salaries to related parties for administrative and executive services for $300,000 in 2000.

7.   BENEFIT PLAN

     EMPLOYEE SAVINGS PLAN

     The Company maintains a qualified 401(k) employee savings plan covering substantially all full-time employees. Under the plan, employees may elect to contribute up to 15% of their compensation annually. Under the plan, the Company is not required to make contributions to the plan and no contributions were made in 2000.

8.   COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT AGREEMENTS

     The Company has certain obligations under various employment agreements through November 30, 2004, that stipulate, among other things, certain levels of compensation, bonus potential, other miscellaneous benefits and severance arrangements. Potential contingent liabilities under these arrangements approximate $450,000.

     LITIGATION

     The Company is involved in various legal proceedings encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

9.   MEMBERS' EQUITY (DEFICIT)

     The Members' equity (deficit) account in the accompanying balance sheets reflects the initial capital contributed by the Members of $2,677,489 and all losses of the Company since inception. No distributions have been made to the Members since inception. Under the terms of the Limited Liability Company Agreement (the LLC Agreement), profits and losses and any distributions of the Company are allocated to its members based upon the Members' relative ownership interests in the Company and are made at the sole discretion of the Board of Managers. Both members have two positions each in the Board of Managers. There is a single class of members with the same rights, powers, duties, obligations, preferences and privileges. Each member's liability is limited to the sum of its capital contributions, its share of any undistributed assets of the Company, and any amounts previously distributed to it from the Company.

     As stated in the Articles of Organization, the latest date on which the Company is to dissolve is November 30, 2019.

10.  SUBSEQUENT EVENTS

     In December 2000, the Company sold its retail store operation in Columbia, South Carolina, to a local furniture retailer. The transaction involved the sale of inventory, property, equipment and leasehold improvements. The buyer also assumed the customer deposit liability and the future lease commitments for the store facility. The Company incurred a loss of $97,000 primarily related to the disposal of property and equipment. As management made the decision to dispose of this store before year-end and had knowledge that the book value of the property exceeded fair value at year-end, management accrued for these impaired assets in the accompanying financial statements.

     The Company sold its retail furniture store in Knoxville, Tennessee, in January 2001. Substantially all of the inventory in that location had been sold through a liquidation sale that began in September 2000. The lease for this location has been assumed by a third party, who will operate the store as a "Bassett Furniture Direct" store going forward. No significant gain or loss was realized due to this transaction.

     On December 15, 2000, the Company purchased assets and assumed liabilities of a third party "Bassett Furniture Direct" licensee in Louisville, Kentucky. As part of the transaction, Bassett purchased the related building and is leasing it to the Company on a month-to-month basis. The Company will operate the facility as a retail furniture store on an ongoing basis.

                           INDEX TO FORM 10-K SCHEDULE


Exhibit No.
-----------

       F - 25         Report of Independent Public Accountants

       F - 26 Bassett Furniture Industries, Inc. Schedule II - Analysis of Valuation and Qualifying Accounts for the years ended November 25, 2000, November 27, 1999 and November 28, 1998.

                   Report of Independent Public Accountants


To the Stockholders and Board of Directors of Bassett Furniture Industries,
Incorporated:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in the Bassett Furniture Industries, Incorporated Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 15, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page F-26 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                               /s/ Arthur Andersen LLP


Greensboro, North Carolina,
January 15,  2001.

                      BASSETT FURNITURE INDUSTRIES, INC.

                                 Schedule II

            Analysis of Valuation and Qualifying Accounts For the
    Years Ended November 25, 2000, November 27, 1999 and November 28, 1998
                                (in thousands)


                                                     Additions
                                                     Charged
                                          Balance       to                                     Balance
                                         Beginning   Cost and                                    End
                                         Of Period   Expenses   Deductions     Other          Of Period
                                        -------------------------------------------------------------------
                                                                   (1)
For the Year Ended November 28, 1998:
    Reserve deducted from
    assets to which it applies-
      Allowance for doubtful accounts        $1,984       $692     $(476)             ---           $2,200
                                        ===================================================================

    Restructuring reserve                    $6,249        ---   $(3,760)             ---           $2,489
                                        ===================================================================

For the Year Ended November 27, 1999:
    Reserve deducted from
    assets to which it applies-
      Allowance for doubtful accounts        $2,200       $680     $(322)             ---           $2,558
                                        ===================================================================

    Restructuring reserve                    $2,489        ---   $(1,173)             ---           $1,316
                                        ===================================================================

For the Year Ended November 25, 2000:
    Reserve deducted from
    assets to which it applies-
      Allowance for doubtful accounts        $2,558     $4,150      $(58)             ---           $6,650
                                        ===================================================================

    Restructuring reserve                    $1,316       $880     $(853)             ---           $1,343
                                        ===================================================================


(1) Deductions are for the purpose for which the reserve was created.

                               INDEX TO EXHIBITS


Exhibit No.
-----------
     4       $70 million Credit Agreement with a Bank Group dated October 25, 2000

    10D      Bassett 1993 Stock Plan for Non-Employee Directors as amended.

    13       Portions of the Bassett Furniture Industries, Incorporated
             Annual Report to Stockholders for the year ended November 25, 2000

    21       List of subsidiaries of registrant

    23A      Consent of Independent Public Accountants

    23B      Consent of Independent Auditors