Form 10-Q
period 2001-02-24
BASSETT FURNITURE INDUSTRIES INC
filed 2001-04-10
CIK 10329

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 24, 2001

                                      OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________________ to _______________________

Commission File No. 0-209


                  BASSETT FURNITURE INDUSTRIES, INCORPORATED
            (Exact name of Registrant as specified in its charter)

     Virginia                                                 54-0135270
     -------------------------                       -------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _______No ___X____

Form 10-K(A) for the fiscal year ended November 25, 2000, will be filed subsequent to the April 2, 2001, required filing date. The Registrant's 10-K filed on February 22, 2001, will be amended to include the audited financial statements of the Bassett Industries Alternative Asset Fund, LP (BIAAF), a significant affiliate of the company, which has a fiscal year end of December 31, which is different than the Company's fiscal year end. No other changes will be made to the 10-K.

At April 9, 2001, 11,731,021 shares of common stock of the Registrant were outstanding.

                        PART I - FINANCIAL INFORMATION
              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
  FOR THE 13 WEEKS ENDED FEBRUARY 24, 2001 AND FEBRUARY 26, 2000 - UNAUDITED
                 (Dollars in thousands except per share data)


                                                              2001           2000
                                                       --------------- -----------------
Net Sales                                               $      82,553   $        94,981
Cost of sales                                                  67,994            76,408
                                                       --------------- -----------------
  Gross profit                                                 14,559            18,573

Selling, general and administrative                            13,201            15,293
Gain on sale of property and equipment                         (3,028)                -
Restructuring and impaired fixed asset charges                  1,847                 -
                                                       --------------- -----------------
  Operating income                                              2,539             3,280
Other income, net                                                 678             3,658
                                                       --------------- -----------------
  Income before income taxes and cumulative
    effect of accounting change                                 3,217             6,938
Income taxes                                                      965             2,220
                                                       --------------- -----------------
  Income before cumulative effect of accounting change          2,252             4,718

Cumulative effect of accounting change (net of income
    taxes of $171)                                                  -              (364)
                                                       --------------- -----------------
  Net income                                                    2,252             4,354

Retained earnings-beginning of period                         185,293           187,973
Cash dividends                                                 (2,346)           (2,393)
Purchase and retirement of common stock, net                     (171)           (1,894)
                                                       --------------- -----------------
Retained earnings-end of period                         $     185,028   $       188,040
                                                       =============== =================

Basic earnings per share:
Income before cumulative effect of accounting change    $        0.19   $          0.39
Cumulative effect of accounting change                              -             (0.03)
                                                       --------------- -----------------
Net income per share                                    $        0.19   $          0.36
                                                       =============== =================

Diluted earnings per share:
Income before cumulative effect of accounting change    $        0.19   $          0.39
Cumulative effect of accounting change                              -             (0.03)
                                                       --------------- -----------------
Net income per share                                    $        0.19   $          0.36
                                                       =============== =================

Dividends per share                                     $        0.20   $          0.20
                                                       =============== =================

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

                                   2 of 13

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   FEBRUARY 24, 2001 AND NOVEMBER 25, 2000
                                (In thousands)

                                                               (Unaudited)
Assets                                                      February 24, 2001  November 25, 2000
                                                            -----------------  -----------------
Current assets
    Cash and cash equivalents                                 $        4,041     $        3,259
    Trade accounts receivable, net                                    66,349             70,309
    Inventories, net                                                  45,231             50,201
    Other current assets                                               6,559              6,069
    Refundable income taxes                                              580                580
    Deferred income taxes                                              6,457              6,457
                                                            -----------------  -----------------
Total current assets                                                 129,217            136,875
                                                            -----------------  -----------------

Property & equipment
    Cost                                                             228,931            230,043
    Less accumulated depreciation                                    134,746            136,071
                                                            -----------------  -----------------
Total property & equipment                                            94,185             93,972
                                                            -----------------  -----------------

Other long-term assets
    Investment securities                                             14,115             15,043
    Investment in affiliated companies                                46,148             69,972
    Deferred income taxes                                              2,133              2,061
    Other                                                             29,167             28,757
                                                            -----------------  -----------------
Total other long-term assets                                          91,563            115,833
                                                            -----------------  -----------------
Total assets                                                  $      314,965    $       346,680
                                                            =================  =================

Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                          $       16,906    $        20,310
    Accrued liabilities                                               20,314             21,583
                                                            -----------------  -----------------
Total current liabilities                                             37,220             41,893
                                                            -----------------  -----------------

Long-term liabilities
    Employee benefits                                                 10,580             10,647
    Notes Payable                                                     19,000             45,000
                                                            -----------------  -----------------
Total long-term liabilities                                           29,580             55,647
                                                            -----------------  -----------------

Commitments and Contingencies (Notes E and H)

Stockholders' Equity
     Common stock                                                     58,664             58,824
     Additional paid-in capital                                            -                  -
     Retained earnings                                               185,028            185,293
     Accumulated other comprehensive income -
         unrealized holding gains, net of income tax effect            4,824              5,418
     Unamortized stock compensation                                    (351)              (395)
                                                            -----------------  -----------------
Total stockholders' equity                                           248,165            249,140
                                                            -----------------  -----------------
Total liabilities and stockholders' equity                    $      314,965    $       346,680
                                                            =================  =================

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

                                   3 of 13

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE 13 WEEKS ENDED FEBRUARY 24, 2001 AND FEBRUARY 26, 2000 - UNAUDITED
                                (in thousands)

                                                                                                  2001          2000
                                                                                             ------------- --------------
Net income                                                                                     $    2,252       $  4,354
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                                     2,786          2,677
  Equity in undistributed income of affiliated companies                                             (956)        (2,961)
  Provision for deferred income taxes                                                                 (72)         2,277
  Provision for  writedown of property and equipment                                                1,600              -
  Net gain from sales of property and equipment                                                    (3,028)             -
  Net gain on financial instrument                                                                   (350)        (1,366)
  Compensation earned under restricted stock plan                                                      44             60
  Changes in operating assets and liabilities:
             Trade accounts receivable                                                              3,960         (5,054)
             Inventory                                                                              4,970         (5,386)
             Other current assets                                                                      47          2,147
             Accounts payable and accrued liabilities                                              (4,323)           627
             Long-term liabilities                                                                    (67)           (79)
                                                                                             ------------- --------------
          Net cash provided by (used in) operating activities                                       6,863         (2,704)
                                                                                             ------------- --------------
Investing activities:
    Purchases of property and equipment                                                            (5,344)        (7,979)
    Proceeds from sales of property and equipment                                                   3,828              -
    Dividends from affiliated companies                                                            25,059              -
    Investments in affiliated companies                                                                 -         (4,200)
    Other                                                                                            (946)        (1,995)
                                                                                             ------------- --------------
           Net cash provided by (used in) investing activities                                     22,597        (14,174)
                                                                                             ------------- --------------
Financing activities:
  Borrowings (repayments) under notes payable                                                     (26,000)        19,000
  Issuance of common stock                                                                             52             12
  Repurchase of common stock                                                                         (384)        (2,882)
  Cash dividends                                                                                   (2,346)        (2,393)
                                                                                             ------------- --------------
            Net cash provided by (used in) financing activities                                   (28,678)        13,737
                                                                                             ------------- --------------

Net change in cash and cash equivalents                                                               782         (3,141)
Cash and cash equivalents, beginning of period                                                      3,259          5,740
                                                                                             ------------- --------------
Cash and cash equivalents, end of period                                                       $    4,041       $  2,599
                                                                                             ============= ==============

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

                                   4 of 13

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED FEBRUARY 24, 2001 (Dollars in thousands except share and per share data)


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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (the "Company") and its wholly owned subsidiaries. The equity method of accounting is used for the Company's investment in affiliated companies in which the Company exercises significant influence but does not maintain control.

Note B. Reclassifications:

For comparative purposes certain amounts for fiscal 2000 have been reclassified to conform to fiscal 2001 presentation.

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

Note D. Inventories:

Inventories are carried at last-in, first-out (LIFO) cost, which is not in excess of market. Inventories at February 24, 2001 and November 25, 2000 consisted of the following:

                                                                    February 24,         November 25,
                                                                       2001                  2000
                                                                 -----------------  ---------------------
Finished goods                                                         $   46,317            $    50,563
Work in process                                                             6,954                  8,708
Raw materials and supplies                                                 19,623                 18,368
                                                                 -----------------  ---------------------
Total inventories on first-in, first-out cost method                       72,894                 77,639
LIFO adjustment                                                          (27,663)               (27,438)
                                                                 -----------------  ---------------------
Total inventories, net                                                 $   45,231            $    50,201
                                                                 =================  =====================

Note E. Investment in Affiliated Companies:

Summarized combined income statement information for the Company's equity method investments for the thirteen weeks ended February 24, 2001 and February 26, 2000 are as follows:

                                                2001           2000
                                             ------------   ------------
Revenues                                        $ 27,550       $ 28,496
Income from operations                             4,596          7,593
Net income                                            85          2,745

LRG Furniture, LLC (LRG), an affiliated company, incurred start-up related losses in fiscal 2000 and expects improved profitability, yet has incurred additional losses in 2001. In addition, the Company has outstanding accounts and notes receivable from LRG and has leases and loan guarantees with LRG. The Company has committed to provide financial support to LRG, as needed, over the next two years.

                                   5 of 13

              BASSETT FURNTURE INDUSTRIES INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED FEBRUARY 24, 2001(Dollars in thousands except share and per share data)

Note F. Comprehensive income:

For the thirteen weeks ended February 24, 2001, and February 26, 2000, total comprehensive income was $1,658 and $3,797, respectively. Included in total comprehensive income for the first quarter was net income of $2,252 and $4,354, respectively, and unrealized holding losses arising during the period, net of tax of $594 and $557, respectively.

Note G. Restructuring, Impaired Fixed Assets and Other Unusual and Nonrecurring Charges:

During fiscal year 2000, a decision was made to consolidate wood manufacturing operations at two of the Company's facilities in Bassett, VA. These restructuring activities continued in the first quarter of 2001 and included moving production from one facility to another. One manufacturing facility in the Wood Division will be closed in the second quarter of 2001, and all operations will be absorbed by one of the remaining facilities. All of these reorganization actions will result in the elimination of approximately 400 positions. The following summarizes first quarter restructuring:

                                  Nov. 25,                                              Feb. 24,
                                   2000        First         Fixed                       2001
                                  reserve     quarter        asset         Reserves     reserve
                                  balance     charges    write- downs     utilized      balance
                                ----------- ----------- --------------- ------------- ------------
Non-cash writedown
    of property and
    equipment to
    net realizable value            $    -     $ 1,600      $    1,600       $     -      $     -

Severance and related
    employee benefit
    costs                              492         247               -           502          237
                                ----------- ----------- --------------- ------------- ------------
                                    $  492     $ 1,847      $    1,600       $   502      $   237
                                =========== =========== =============== ============= ============

The writedown was entirely related to closing one facility in Bassett, Virginia. Production and many of the employees from this facility will be transferred to another manufacturing facility in Bassett, Virginia. The Company expects to have additional charges in the second quarter of 2001, as a result of these first quarter consolidations, of approximately $700. These charges will include severance and other employee benefit costs.

Note H. Contingencies:

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

The Company is also involved in various other legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

Note I. Financial Instruments:

In 1999, the company entered into an equity collar arrangement in order to reduce its exposure to fluctuations in its investment portfolio. In the first quarter of 2000, the Company terminated this particular financial instrument and recognized a gain of $1,366, which is included in other income in the accompany consolidated statements of income, and entered into a new financial instrument which more clearly correlates to its equity portfolio. Subsequent to the end of the first quarter 2001, the Company terminated this equity collar arrangement, at a cost of approximately $150.

                                   6 of 13

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
   FEBRUARY 24, 2001 (Dollars in thousands except share and per share data)

The Company had adopted the provisions of SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," in 2001 and has determined that the impact of adopting this statement is immaterial.

Note J. Earnings per share:

The following reconciles basic and diluted earnings per share after cumulative effect of accounting change:

                                                                               Weighted        Earnings per
                                                             Net Income     Average Shares        share
                                                        -----------------------------------------------------
For the thirteen weeks ended February 24, 2001
----------------------------------------------
Net income available to common stockholders                 $      2,252       11,709,648           $   0.19
Add effect of dilutive securities:

    Options and restricted stock                                       -            3,593                  -
                                                        -----------------------------------------------------
Diluted earnings per share                                  $      2,252       11,713,241           $   0.19
                                                        =====================================================

For the thirteen weeks ended February 26, 2000
----------------------------------------------
Net income available to common stockholders                 $      4,354       11,971,965           $   0.36
Add effect of dilutive securities:

    Options and restricted stock                                       -              818                  -
                                                        -----------------------------------------------------
Diluted earnings per share                                  $      4,354       11,972,783           $   0.36
                                                        =====================================================

Options to purchase 1.7 and 1.4 million shares of common stock were outstanding during the first quarters of 2001 and 2000, respectively that could potentially dilute basic EPS in the future.

Note K. Segment Information:
Segment information for the periods ended February 24, 2001 and February 26, 2000 was as follows:

For the period ended February 24, 2001

                                                    Wood            Imports          Upholstery          Other       Consolidated
                                      ---------------------------------------------------------------------------------------------
Net sales                                       $   48,575         $    8,646        $   22,242      $     3,090         $  82,553
Operating income (loss)                              5,731              1,958             2,160          (7,310)             2,539
Depreciation and amortization                        1,091                  -               277            1,418             2,786
Capital expenditures                                   552                  -               112            4,680             5,344

For the period ended February 26, 2000

                                                    Wood            Imports          Upholstery          Other       Consolidated
                                        -------------------------------------------------------------------------------------------
Net sales                                       $   59,864         $    7,615        $   24,440       $    3,062        $   94,981
Operating income (loss)                              8,675              1,998             1,914           (9,307)            3,280
Depreciation and amortization                        1,268                  -               237            1,172             2,677
Capital expenditures                                 1,692                  -             1,176            5,111             7,979

The Company's other businesses consist of a contemporary furniture business (Weiman), showroom, real estate, gain on sale of property and equipment, restructuring and corporate operations, all included to reconcile segment information to the Condensed Consolidated Financial Statements. Corporate operations include overhead spending for accounting, marketing, information technologies, selling and general expenses. Operating income by business segment is defined as sales less direct operating costs and expenses.

Beginning in the first quarter of 2001, the results of the Import Division are listed separately in the segment information. For prior reporting, the results of the Import Division were included in the Wood Division.

                                   7 of 13

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                               February 24,2001
            (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First quarter 2001 compared with first quarter 2000

In the first quarter of 2001 the Company reported $82,553 in net sales, a decline of 13.1% from the $94,981 reported for the first quarter of 2000. The decline in sales is primarily the result of a continued soft retail sector and the loss of a major customer to bankruptcy in late 2000. In response to these current business conditions, the Company is focused on four key issues which include expanding the Bassett Furniture Direct (BFD) and @Home with Bassett (@Home) programs, providing better service levels, reducing working capital and improving operating margins.

Sales to the BFD and @Home channels increased by 8.6% in the first quarter of 2001 compared to the first quarter of 2000. During the first quarter 2001, three BFD stores were opened, bringing the total BFD's open at the end of the quarter to 59. Also in the first quarter, seven @Home's were opened or converted from existing galleries, bringing the total @Home's to 173 by the end of the quarter.

Gross margin; selling, general and administrative (S,G&A) expenses; and operating income as a percentage of net sales were as follows for the quarters ended February 24, 2001 and February 26, 2000:

                                                    2001        2000
                                                  ---------   --------
Gross margin                                        17.6%       19.6%
Gain on sale of property and equipment              -3.7%        0.0%
Restructuring and impaired fixed asset charges       2.2%        0.0%
S,G&A                                               16.0%       16.1%
Operating income                                     3.1%        3.5%

The decrease in gross margin for the first quarter 2001 compared to the prior year was primarily a result of reduced production levels and the related labor inefficiencies and under absorbed fixed costs associated with these levels. In response, the Company continues to aggressively reduce costs across the company, and restructure manufacturing capacities through consolidations in all divisions. The consolidation of the J.D. Bassett plant in the Wood Division and the closing of the Claremont plant in the Upholstery Division were completed during the first quarter of 2001.

Included in operating income, the Company recognized a one-time gain of $3,028 on the sale of its former showroom in Thomasville, North Carolina, during the first quarter of 2001.

In late 2000, the Company made a decision to consolidate production in the Wood Division. As a result of this decision, the Company incurred $247 in related restructuring expenses during the first quarter of 2001 in addition to those charged in fiscal year 2000. Also during the first quarter of 2001, additional restructuring activities, which include further consolidation within the Wood Division, resulted in a charge of $1,600 related to the writedown of property and equipment. This writedown was entirely related to closing one facility in Bassett, Virginia. Production and many of the employees from this facility will be transferred to another manufacturing facility in Bassett, Virginia. The Company expects to incur additional charges in the second quarter of 2001 as a result of these first quarter consolidations, of approximately $700. These charges will include severance and other employee benefit costs.

S,G&A expenses remained relatively flat for the first quarter of 2001 at 16.0% compared to 16.1% for the first quarter of 2000. However, the Company's total SG&A spending decreased from $15,293 in the first quarter 2000 to $13,201 for the first quarter of 2001. The Company continues to closely monitor discretionary spending and adjust to current sales demands with spending reductions in corporate overhead and marketing. Management is committed to reducing costs and has targeted S,G&A spending to approximate 15% of net sales over the next three years.

                                   8 of 13

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                               FEBRUARY 24,2001
            (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other income declined significantly in the first quarter of 2001, $678 compared to $3,658 for the first quarter 2000. This decrease was attributable to three key components: a large gain on a financial instrument which was recorded in the first quarter of 2000, and from the Company's investment in a limited partnership and from affiliated investments in the first quarter of 2001. The reduced affiliated earnings in 2001 was primarily the result of an affiliates' recognition of an extraordinary loss related to the early extinguishment of debt during the quarter. Included in other income are the Company's regular investment earnings, earnings from its equity in undistributed income of affiliated companies, and interest expense. Other income is expected to continue to be an integral component of the Company's future earnings.

The effective tax rate was 30% in the first quarter of 2001 compared to 32% in the first quarter of 2000. The effective tax rates are lower than the statutory federal income tax rate due to exclusions for tax exempt income.

For the quarter ended February 24, 2001, net income was $2,252 or $.19 per diluted share, compared to $4,354 or $.36 per diluted share for the first quarter ended February 26, 2000.

Segment Information

The following is a discussion of operating results for each of Bassett's business segments.

                                                  Quarter Ended                Quarter Ended
Wood Division                                   February 24, 2001            February 26, 2000
                                            ---------------------------    ----------------------
Net sales                                    $                  48,575      $             59,864
Contribution to profit and overhead          $                   5,731      $              8,675

Wood Division net sales decreased 18.9% in the first quarter 2001 compared to the first quarter 2000 results, due to overall market conditions and the soft retail furniture environment. Sales and production levels remain at near breakeven levels for the first quarter of 2001. In an effort to improve sales and margins in this segment, the Company is introducing new products, opening more BFD and @Home stores, repositioning the division through cost reduction initiatives, as well as improving product styling, quality and service.

Contribution to profit and overhead is defined by the Company as gross profit less direct divisional operating expenses, but excluding any allocation of corporate overhead expenses, interest expense, or income taxes. Wood Division contribution to profit and overhead dropped from 14.5% of net sales in the first quarter of 2000 to 11.8% of net sales in the first quarter of 2001, primarily as a result of lower sales and production levels and sales of discontinued inventories at lower margins. In order to improve performance, the Company has decided to further consolidate production of two manufacturing facilities in the Wood Division. These changes will decrease the overall cost structure of the division through improved labor efficiencies and the elimination of certain fixed costs. These changes will better position the manufacturing capacity of the division with the current demands of its customers and provide for future profitability improvement.

                                              Quarter Ended                    Quarter Ended
Import Divison                              February 24, 2001                February 26, 2000
                                          -----------------------          -----------------------
Net sales                                            $     8,646                      $     7,615
Contribution to profit and overhead                  $     1,958                      $     1,998

Beginning in the first quarter of 2001, the results of the Import Division are listed separately in the segment information. For prior reporting, the results of the Import Division were included in the Wood Division.

                                   9 of 13

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                               FEBRUARY 24,2001
            (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net sales for the Import Division increased 13.5% in the first quarter of 2001 compared to the first quarter of 2000. The Company expects the sales of this segment to continue to increase, which should, in turn, increase the Company's overall margin position. The products of the Import Division will continue to supplement the product offerings of the other divisions, as well as include complete suites of bedroom and dining room furniture.

Import Division contribution to profit and overhead decreased from 26.2% of net sales in the first quarter of 2000 to 22.6% of net sales in 2001. The decrease was a result of an increase in freight, handling and related overhead costs for the division. The expected sales growth of this segment requires the Company to focus more attention on forecasting and purchasing practices, inventory management, logistics and quality.

                                              Quarter Ended                    Quarter Ended
Upholstery Division                         February 24, 2001                February 26, 2000
                                          -----------------------          -----------------------
Net sales                                   $             22,242             $             24,440
Contribution to profit and overhead         $              2,160             $              1,914

Net sales for the Upholstery Division have declined by 9.0% for the first quarter 2001 compared to the first quarter 2000, primarily due to the loss of a major customer to bankruptcy in late 2000. Management also decided to exit certain distribution channels, which were incompatible with the Bassett brand image and the Company's current primary channels of distribution. The Company is focusing upholstery distribution on its BFD stores, its @ Home with Bassett galleries, and several of its major customers.

Contribution to profit and overhead increased from 7.8% of net sales for the first quarter of 2000 to 9.7% of net sales for the first quarter of 2001. Increases were due to the consolidation of several manufacturing facilities over the last two years, continuation of efforts to control labor and overhead spending, the decision to exit certain distribution channels, introduction of new products and the implementation of several operational initiatives. These include cellular manufacturing and investments in new cutting and sewing equipment. The Company plans additional profit improvements for the Upholstery Division through sales growth of new products at higher margins and the related absorption efficiencies resulting from increased sales and production levels.

Liquidity and Capital Resources

Cash provided by operating activities was $6,863 for the first quarter ended February 24, 2001, compared to cash used in operating activities of $2,704 for the quarter ended February 26, 2000. The improvement in 2001 was attributable to the Company's initiatives to lower working capital levels, especially its inventories and receivables. Some of these initiatives include better planning and forecasting, improved purchasing practices, discounting of slow-moving inventories, and more effective collection efforts.

The Company invested $5,344 in property and equipment in the first quarter 2001 for retail real estate, the build out of its new leased showroom, and computer related equipment for information systems. During the first quarter of 2001, the Company realized proceeds of $3,828 on the sale of its former showroom in Thomasville, North Carolina. The Company also received a special dividend from an affiliated company of $25,059, which was primarily utilized to reduce the Company's overall debt position.

During 2000, the Company entered into a three-year $70,000 revolving credit facility with a new lender and three other participants. During the first quarter of 2001, the Company repaid $26,000 of this facility, principally by applying the special dividend from an affiliate, bringing the balance at the end of the quarter to $19,000. The Company does not expect to substantially increase its level of borrowings in fiscal year 2001.


                                   10 of 13

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                               FEBRUARY 24,2001
            (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company purchased and retired 37,500 shares of its Common Stock for $384 during the first quarter of 2001. These purchases were part of the Company's stock repurchase program, approved in fiscal 1998, which allows the Company to repurchase up to $40,000 in Company stock. Also the Company paid a dividend during the first quarter of 2001 of $2,346.

The current ratio as of February 24, 2001, and November 25, 2000, respectively, was 3.47 to 1 and 3.27 to 1. Working capital at February 24, 2001, was $91,997 compared to $94,982 at November 25, 2000. The Company's consolidated financial statements are prepared on the basis of historical cost and are not intended to show the impact of inflation or changing prices. Neither inflation nor changing prices have had a material effect on the Company's consolidated financial position and results of operations in prior years.

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

The Company's equity securities portfolio, which totaled $14,115 at February 24, 2001, is diversified among over twenty different medium to large capitalization interests. The Company entered into an equity collar in 1999 to reduce its exposure to fluctuations in the market value of these securities. In the first quarter of 2000, management decided to liquidate this financial instrument and enter into a new financial instrument that more clearly correlates to its equity portfolio. The new financial instrument had a notional value of approximately $10,100 and expired quarterly in varying amounts. This financial instrument was terminated in March of 2001 at a cost of $150. Although there are no maturity dates for the Company's equity investments, management has plans to liquidate its current equity portfolio on a scheduled basis over the next four years.

The Company's investment in a limited partnership, which totaled $59,069 at February 24, 2001, invests in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership's exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest, market currency rates, and liquidity.

Safe-harbor, forward-looking statements:

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

-        competitive conditions in the home furnishings industry

-        general economic conditions that are less favorable than expected

-        overall consumer demand for home furnishings

-        timing and number of new BFD openings and closings

-        not fully realizing cost reductions through restructurings

-        cost and availability of raw materials and labor

-        effectiveness of marketing and advertising campaigns

- future tax legislation, or regulatory or judicial positions related to COLI

                                   11 of 13

                         PART II - OTHER INFORMATION
              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                              FEBRUARY 24, 2001


Item 4.  Submission of matters to a vote of security holders
The stockholders were asked to vote on two proposals at the Annual Meeting of Stockholders held on March 27, 2001; (1) election of nine directors, (2) ratification of selection of Arthur Andersen LLP as independent public accountants.

The results of the votes by the stockholders were as follows:

(1)      Election of Directors:

                                   Voted For           Withheld
                                 ---------------    ---------------
Paul Fulton                          10,207,920            330,557
Amy W. Brinkley                      10,308,058            230,439
Peter W. Brown M.D.                  10,297,398            241,099
Willie D. Davis                      10,280,858            257,639
Alan T. Dickson                      10,287,400            251,097
Howard H. Haworth                    10,287,258            251,239
Michael E. Murphy                    10,280,554            257,943
Robert H. Spilman Jr.                10,288,617            249,880
David A. Stonecipher                 10,287,899            250,598

(2)      Ratification of Arthur Andersen LLP as independent public accountants:
         Voted for - 10,449,054; against - 79,932; abstained and broker non votes - 9,511


Item 6.

a.  Exhibits:  None

b.  Reports on Form 8-K:
No Form 8-K reports were filed during the quarter

                                   12 of 13

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BASSETT FURNITURE INDUSTRIES, INCORPORATED




/s/ BARRY C. SAFRIT
-----------------------------------------------------------------
Barry C. Safrit, Vice President, Chief Financial Officer


April 10, 2001


                                   13 of 13