Form 10-K405/A
period 2000-11-25
BASSETT FURNITURE INDUSTRIES INC
filed 2001-05-25
CIK 10329

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.

                                  FORM 10-K/A

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

                                          [ ] Yes [X] No

    Form 10-K/A Amendment No. 1 for the year ended November 25, 2000 is filed May 25, 2001, subsequent to the March 31, 2001 filing date.

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

Explanatory Comment:

        This Amendment No. 1 on Form 10-K/A is being filed to file the Financial Statements of a significant affiliate of the Company. The Financial Statements of the Bassett Furniture Industries Alternative Asset Fund, L.P. which has a fiscal year end of December 31, which is different than the Company's fiscal year end, are included herein on pages F-27 to F-38. No other changes are being made to the Annual Report on Form 10-K by this Amendment No. 1.

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

                         Notes to Consolidated Financial Statements

                         Report of Independent Public Accountants

                 International Home Furnishings Center, Inc. Financial Statements are included herein on pages F-1 to F-13.

                 LRG Furniture, LLC Financial Statements are included herein on pages F-14 to F-24.

                 Bassett Industries Alternative Asset Fund, L.P. Financial Statements as of December 31, 2000 and 1999 are included herein on pages F-27 to F-38

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




    By: /s/ BARRY C. SAFRIT                      Date:   5/25/01
       ---------------------------------------        --------------------------
       Barry C. Safrit
       Vice President and Chief Financial
       Officer
          (Principal Financial Officer)

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

BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.

FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000 AND 1999
TOGETHER WITH AUDITORS' REPORT




The Bassett Industries Alternative Asset Fund, L.P. has an exemption, pursuant to CFTC Regulation 4.7, from certain provisions of Part 4 of the CFTC Regulations.

BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.



OATH
AS OF DECEMBER 31, 2000 AND 1999


To the best of the undersigned's knowledge and belief, the information contained in these financial statements is accurate and complete.






















/s/ RAFAEL ASTRUC
----------------------------------------------------
Rafael Astruc, Partner
Private Advisors, L.L.C.
General Partner for
Bassett Industries Alternative Asset Fund, L.P.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Bassett Industries Alternative Asset Fund, L.P.:

We have audited the accompanying statements of financial condition of the Bassett Industries Alternative Asset Fund, L.P. (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bassett Industries Alternative Asset Fund, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                                /s/ ARTHUR ANDERSEN LLP

Richmond, Virginia
February 1, 2001

BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.


TABLE OF CONTENTS




STATEMENTS OF FINANCIAL CONDITION
   As of December 31, 2000 and 1999................................F-31

STATEMENTS OF OPERATIONS
   For the years ended December 31, 2000 and 1999..................F-32

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
   For the years ended December 31, 2000 and 1999..................F-33

STATEMENTS OF CASH FLOWS
   For the years ended December 31, 2000 and 1999..................F-34

NOTES TO FINANCIAL STATEMENTS
   December 31, 2000 and 1999......................................F-35

BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.


STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2000 AND 1999



                                                                 2000               1999
                                                           ----------------   ----------------
ASSETS:

FUND INVESTMENTS (NOTE 4)                                  $     57,257,422   $     59,295,005
CASH AND CASH EQUIVALENTS                                           241,067              2,267
                                                           ----------------   ----------------
Total assets                                               $     57,498,489   $     59,297,272
                                                           ================   ================
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Accrued expenses                                        $         10,326   $         10,107
                                                           ----------------   ----------------
PARTNERS' CAPITAL:
   General Partner                                                   13,946             11,855
   Limited Partner                                               57,474,217         59,275,310
                                                           ----------------   ----------------
Total partners' capital                                          57,488,163         59,287,165
                                                           ----------------   ----------------
Total liabilities and partners' capital                    $     57,498,489   $     59,297,272
                                                           ================   ================


The accompanying notes are an integral part of these statements.

BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.


STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                   2000             1999
                                             ---------------   ---------------
REVENUES:
   Net gain on fund investments              $    10,814,158   $     8,631,151
   Interest income                                    15,874             6,308
                                             ---------------   ---------------
Total revenues                                    10,830,032         8,637,459
                                             ---------------   ---------------
EXPENSES:
   Management fee                                    608,402           541,176
   Other                                              20,632            16,584
                                             ---------------   ---------------
Total expenses                                       629,034           557,760
                                             ---------------   ---------------
NET INCOME                                   $    10,200,998   $     8,079,699
                                             ===============   ===============


The accompanying notes are an integral part of these statements.

BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.


STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                         GENERAL
                                    LIMITED PARTNER      PARTNER       TOTAL
                                    ---------------      -------    ------------
BALANCE, DECEMBER 31, 1998           $51,197,227         $10,239    $51,207,466
  Net income                           8,078,083           1,616      8,079,699
                                     -----------         -------    -----------
BALANCE, DECEMBER 31, 1999            59,275,310          11,855     59,287,165
  Redemptions                        (12,000,000)             --    (12,000,000)
  Net income                          10,198,907           2,091     10,200,998
                                     -----------         -------    -----------
BALANCE, DECEMBER 31, 2000           $57,474,217         $13,946    $57,488,163
                                     ===========         =======    ===========



The accompanying notes are an integral part of these statements.

BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.


STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                                                2000               1999
                                                                         ----------------   ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $     10,200,998   $      8,079,699
    Adjustment to reconcile net income to net cash used in operating activities-
       Net gain on fund investments                                           (10,814,158)        (8,631,151)
    Increase (decrease) in accrued expenses                                           219             (6,843)
                                                                         ----------------   ----------------
 Net cash used in operating activities                                           (612,941)          (558,295)
                                                                         ----------------   ----------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fund investments                                                (950,000)                --
    Sales of fund investments                                                  13,801,741            555,000
                                                                         ----------------   ----------------
 Net cash provided by investing activities                                     12,851,741            555,000
                                                                         ----------------   ----------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Redemptions paid                                                          (12,000,000)                --
                                                                         ----------------   ----------------
 Net increase (decrease) in cash and cash equivalents                             238,800             (3,295)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     2,267              5,562
                                                                         ----------------   ----------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                $        241,067   $          2,267
                                                                         ================   ================


The accompanying notes are an integral part of these statements.

BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.


NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999




1.   ORGANIZATION:

The Bassett Industries Alternative Asset Fund, L.P. (the Partnership) was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of the Partnership. Harris Trust & Savings Bank is the asset custodian (the Custodian) for the Partnership. Bassett Furniture Industries, Inc. (the Limited Partner) and the General Partner are currently the only partners.

The objective of the Partnership is to invest with hedge funds and other experienced portfolio managers or otherwise utilize the services of investment advisors or investment managers in order to make investments in and to purchase, hold, trade and sell securities. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers.

2.   PARTNERSHIP AGREEMENT:

The Partnership is governed by the terms of the limited partnership agreement (the Agreement). A general summary of salient points of the Agreement is provided below. Reference should be made to the Agreement to obtain a complete understanding of all pertinent information.

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

REDEMPTIONS

The Limited Partner may redeem part or all of its capital account as of the end of any calendar quarter upon 90 days written notice to the General Partner (or such lesser notice as may be acceptable to the General Partner). The General Partner may redeem part or all of its capital account as of any calendar year-end, as defined, upon 45 days notice to the Limited Partner. Redemptions shall be at net asset value, as defined.

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

INCOME TAXES

A provision for income has not been provided, as partners are individually liable for taxes, if any, on their share of the Partnership's net income.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

The following table summarizes the Partnership's fund investments as of December 31, 2000 and for the year then ended. The management agreements of the investee funds provide for compensation to their managers in the form of fees ranging from 1 percent to 1.5 percent annually of net assets, and performance incentive fees equal to 20 percent of net trading profits earned. These fees have been included as a component of the net gain on fund investments in the accompanying statement of operations.

                                    PERCENTAGE OF                       NET GAIN
                                    PARTNERSHIP'S         FAIR           ON FUND         ANNUAL FEE PERCENTAGES*      REDEMPTIONS
  INVESTMENT                          NET ASSETS          VALUE        INVESTMENTS     MANAGEMENT        INCENTIVE     PERMITTED
  ------------------------------    -------------    --------------  --------------  --------------      ---------   -------------
  Oz Domestic Partners, L.P.            23.0%        $   13,246,885  $    2,482,992       1.5%              20%         Annually
  Styx Partners, L.P.                   22.6%            13,003,415       1,378,087       1.0%              20%         Annually
  HBK Fund, L.P.                        21.4%            12,269,880       2,398,880       1.5%              20%        Quarterly
  Farallon Capital Offshore
  Investors, Inc.                       17.9%            10,301,906       1,364,376       1.0%              20%        Quarterly
  Double Black Diamond, L.P.            14.7%             8,435,336       2,156,700       1.0%              20%        Quarterly
  Palladin Enhanced Return
  Partners, L.P.                          --                     --       1,033,123       1.0%              20%        Quarterly
                                    -------------    --------------  --------------
  Total                                 99.6%        $   57,257,422  $   10,814,158
                                    =============    ==============  ==============


* For the year ended December 31, 2000, the management and incentive fees allocated to Double Black Diamond, L.P. were $84,874 and $539,175, respectively, and the management and incentive fees allocated to Styx Partners, L.P. were $124,189 and $344,522, respectively. The General Partner is not able to obtain the specific fee amounts for the other investee funds.

5.   OPERATING EXPENSES:

The Partnership pays its routine legal, accounting, audit, computer and other operating costs. The net assets of the Partnership reflect an accrual for such expenses incurred but not yet paid.

6. FINANCIAL INSTRUMENTS WITH MARKET AND CREDIT RISKS AND CONCENTRATIONS OF CREDIT RISK:

In the normal course of operations, the Partnership enters into various contractual commitments with elements of market risk in excess of the amounts recognized in the statements of financial condition. Contractual commitments that involve future settlement give rise to both market and credit risk. Market risk represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The Partnership's exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, volatility of interest, market currency rates and liquidity. With reference to the Partnership's credit and concentration of credit risks for investments in other security funds, the risk to the Partnership is limited to the Partnership's investment.

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