Form 10-Q
period 2001-05-26
BASSETT FURNITURE INDUSTRIES INC
filed 2001-07-10
CIK 10329

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 26, 2001

                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to __________________

Commission File No. 0-209


                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
             (Exact name of Registrant as specified in its charter)

   Virginia                                                   54-0135270
  --------------------------                         -------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ______No ____X_____

Form 10-K/A Amendment No. 1 was filed May 26, 2001, subsequent to the March 31, 2001, filing date to include the audited financial statements of the Bassett Industries Alternative Asset Fund, LP (BIAAF), a significant affiliate of the company, which has a fiscal year end of December 31, which is different than the Company's fiscal year end. No other changes were made to the 10-K.

At July 9, 2001, 11,735,098 shares of common stock of the Registrant were outstanding.




                                    1 of 15

                         PART I - FINANCIAL INFORMATION
               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
         FOR THE PERIODS ENDED MAY 26, 2001 AND MAY 27, 2000 - UNAUDITED
                  (Dollars in thousands except per share data)


                                                                Six Months Ended                    Quarter Ended
                                                       --------------------------------   ---------------------------------
                                                        May 26, 2001      May 27, 2000      May 26, 2001     May 27, 2000
                                                       ---------------  ---------------   ---------------  ----------------
Net sales                                                $    156,318     $    187,347      $     73,765     $      92,366
Cost of sales                                                 130,666          150,876            62,672            74,468
                                                       ---------------  ---------------   ---------------  ----------------
  Gross profit                                                 25,652           36,471            11,093            17,898

Selling, general and administrative                            26,923           30,356            13,722            15,063
Gain on sale of property and equipment                         (3,028)               -                 -                 -
Restructuring and impaired fixed asset charges                  2,666                -               819                 -
                                                       ---------------  ---------------   ---------------  ----------------
  Operating income (loss)                                        (909)           6,115            (3,448)            2,835

Other income, net                                               3,355            7,462             2,677             3,804
                                                       ---------------  ---------------   ---------------  ----------------
Income (loss) before income taxes                               2,446           13,577              (771)            6,639

Income taxes                                                     (732)          (4,344)              233            (2,124)
                                                       ---------------  ---------------   ---------------  ----------------
Income (loss) before cumulative effect
       of accounting change                                     1,714            9,233              (538)            4,515
Cumulative effect of accounting
    change (net of income taxes of $171)                            -             (364)                -                 -
                                                       ---------------  ---------------   ---------------  ----------------
Net income (loss)                                        $      1,714          $ 8,869      $       (538)    $       4,515
                                                       ---------------  ---------------   ---------------  ----------------

Retained earnings-beginning of period                         185,293          187,973           185,028           188,040
Cash dividends                                                 (4,690)          (4,788)           (2,344)           (2,395)
Purchase and retirement of
   common stock                                                  (205)          (2,871)              (34)             (977)
                                                       ---------------  ---------------   ---------------  ----------------
Retained earnings-end of period                          $    182,112     $    189,183      $    182,112     $     189,183
                                                       ===============  ===============   ===============  ================

Basic earnings (loss) per share:
Income (loss) before cumulative effect
      of accounting change                               $       0.15     $       0.78      $      (0.05)    $        0.38
Cumulative effect of accounting change                              -            (0.03)                -                 -
                                                       ---------------  ---------------   ---------------  ----------------
Net income (loss) per share                              $       0.15     $       0.75      $      (0.05)    $        0.38
                                                       ===============  ===============   ===============  ================

Diluted earnings (loss) per share:
Income (loss) before cumulative effect
      of accounting change                               $       0.15     $       0.78      $      (0.05)    $        0.38
Cumulative effect of accounting change                              -            (0.03)                -                 -
                                                       ---------------  ---------------   ---------------  ----------------
Net income (loss) per share                              $       0.15     $       0.75      $      (0.05)    $        0.38
                                                       ===============  ===============   ===============  ================

Dividends per share                                      $       0.40     $       0.40      $       0.20     $        0.20
                                                       ===============  ===============   ===============  ================


The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.



                                    2 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       MAY 26, 2001 AND NOVEMBER 25, 2000
                                 (in thousands)



                                                                        (Unaudited)
Assets                                                                   May 26, 2001          November 25, 2000
-----------------------------------------------------------------     -------------------  -------------------------
Current assets
    Cash and cash equivalents                                           $          3,712     $                3,259
    Trade accounts receivable, net                                                56,537                     70,309
    Inventories, net                                                              40,086                     50,201
    Other current assets                                                           6,419                      6,069
    Refundable income taxes                                                          580                        580
    Deferred income taxes                                                          6,457                      6,457
                                                                      -------------------  -------------------------
Total current assets                                                             113,791                    136,875
                                                                      -------------------  -------------------------

Property & equipment
    Cost                                                                         234,112                    230,043
    Less accumulated depreciation                                                137,453                    136,071
                                                                      -------------------  -------------------------
Total property & equipment                                                        96,659                     93,972
                                                                      -------------------  -------------------------

Other long-term assets
    Investment securities                                                         12,713                     15,043
    Investment in affiliated companies                                            46,646                     69,972
    Deferred income taxes                                                          3,726                      2,061
    Other                                                                         32,907                     28,757
                                                                      -------------------  -------------------------
Total other long-term assets                                                      95,992                    115,833
                                                                      -------------------  -------------------------
Total assets                                                            $        306,442     $              346,680
                                                                      ===================  =========================

Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                                    $         13,633     $               20,310
    Accrued liabilities                                                           20,438                     21,583
                                                                      -------------------  -------------------------
Total current liabilities                                                         34,071                     41,893
                                                                      -------------------  -------------------------

Long-term liabilities
    Employee benefits                                                             10,534                     10,647
    Notes Payable                                                                 17,000                     45,000
                                                                      -------------------  -------------------------
Total long-term liabilities                                                       27,534                     55,647
                                                                      -------------------  -------------------------

Commitments and Contingencies (Notes D and G)

Stockholders' Equity
     Common stock                                                                 58,655                     58,824
     Additional paid-in capital                                                        -                          -
     Retained earnings                                                           182,112                    185,293
     Accumulated other comprehensive income -
         unrealized holding gains, net of income tax effect                        4,379                      5,418
     Unamortized stock compensation                                                 (309)                      (395)
                                                                      -------------------  -------------------------
Total stockholders' equity                                                       244,837                    249,140
                                                                      -------------------  -------------------------
Total liabilities and stockholders' equity                              $        306,442     $              346,680
                                                                      ===================  =========================







The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.



                                    3 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED MAY 26, 2001 AND MAY 27, 2000 - UNAUDITED
                                 (in thousands)


                                                                                                      2001            2000
                                                                                                  -------------   -------------
Net income                                                                                        $      1,714           8,869
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                                        5,544           5,086
    Equity in undistributed income of affiliated companies                                              (3,214)         (6,785)
    Provision for write-down of property and equipment                                                   1,600               -
    Provision for deferred income taxes                                                                 (1,665)          2,601
    Net gain from sales of investment securities                                                          (914)           (464)
    Net gain from sales of property and equipment                                                       (3,028)           (175)
    Net (gain) loss on financial instrument                                                               (448)              -
    Compensation earned under restricted stock plan                                                         86             397
    Changes in operating assets and liabilities:
             Trade accounts receivable                                                                  10,272          (6,311)
             Inventory                                                                                  10,115         (16,506)
             Other current assets                                                                          188          (1,819)
             Accounts payable and accrued liabilities                                                   (7,374)         (2,543)
             Long-term liabilities                                                                        (113)   $       (279)
                                                                                                  -------------   -------------
          Net cash provided by (used in) operating activities                                     $     12,763    $    (17,929)
                                                                                                  -------------   -------------

Investing activities:
    Purchases of property and equipment                                                                (10,527)        (12,725)
    Proceeds from sales of property and equipment                                                        3,828             178
    Dividends from affiliated companies                                                                 26,809               -
    Proceeds from sales of investment securities                                                         1,621           2,208
    Investments in affiliated companies                                                                      -          (4,200)
    Other, net                                                                                            (977)          4,007
                                                                                                  -------------   -------------
           Net cash provided by (used in) investing activities                                    $     20,754    $    (10,532)
                                                                                                  -------------   -------------

Financing activities:
  Borrowings (repayments) under notes payable                                                          (28,000)         32,500
  Issuance of common stock                                                                                 176             104
  Repurchase of common stock                                                                              (550)         (4,587)
  Cash dividends                                                                                        (4,690)         (4,788)
                                                                                                  -------------   -------------
            Net cash provided by (used in) financing activities                                        (33,064)         23,229
                                                                                                  -------------   -------------

Net change in cash and cash equivalents                                                                    453          (5,232)

Cash and cash equivalents, beginning of period                                                           3,259           5,740

                                                                                                  -------------   -------------
Cash and cash equivalents, end of period                                                          $      3,712    $        508
                                                                                                  =============   =============


Noncash transaction:
    Conversion of accounts receivable to notes receivable of $3,500 from an affiliated company in 2001




The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.



                                    4 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
      MAY 26, 2001 (Dollars in thousands except share and per share data)

Note A. Basis of presentation:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (the "Company") and its wholly-owned subsidiaries. The equity method of accounting is used for the Company's investment in affiliated companies in which the Company exercises significant influence but does not maintain control.

Note B. Cumulative Effect of Accounting Change:
In 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires start-up costs, as defined, to be expensed as incurred. In accordance with this SOP, any previously capitalized start-up costs are required to be written-off as a cumulative effect of a change in accounting principle. The Company, upon adoption of this SOP in the first quarter of fiscal 2000, wrote off the unamortized balance of such previously capitalized start-up costs as of November 28, 1999, of $535 ($364 after tax) or $.03 per diluted share as a cumulative effect of an accounting change.

Note C. Inventories:
Inventories are carried at last-in, first-out (LIFO) cost, which is not in excess of market. Inventories at May 26, 2001 and November 25, 2000 consisted of the following:

                                                              May 26,     November 25,
                                                               2001           2000
                                                          -----------------------------
Finished goods                                               $ 41,966         $ 50,563
Work in process                                                 5,519            8,708
Raw materials and supplies                                     18,201           18,368
                                                          -----------------------------
Total inventories on first-in, first-out cost method           65,686           77,639
LIFO adjustment                                               (25,600)         (27,438)
                                                          -----------------------------
Total inventories, net                                       $ 40,086         $ 50,201
                                                          =============================





Note D. Investment in affiliated companies and joint venture:
Summarized combined income statement information for the Company's equity method investments for the six months ended May 26, 2001 and May 27, 2000 are as follows:

                                                2001         2000
                                             -------------------------
Revenues                                        $ 61,315     $ 47,838
Income from operations                            12,330       14,558
Net income                                         3,376       10,159


LRG Furniture, LLC (LRG), an affiliated company, incurred start-up related losses in fiscal 2000 and although additional losses have been incurred in the first half 2001, operating performance has improved over fiscal 2000. In addition, the Company has outstanding accounts and notes receivable from LRG and has leases and loan guarantees with LRG. The Company has committed to provide financial support to LRG, as needed, over the next two years.



                                    5 of 15

               BASSETT FURNTURE INDUSTRIES INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
       May 26, 2001(Dollars in thousands except share and per share data)

Note E. Comprehensive income:
For the quarters ended May 26, 2001, and May 27, 2000, total comprehensive income (loss) was ($983) and $5,136, respectively. Included in total comprehensive income (loss) are net income (loss) of ($538) and $4,515 and unrealized gains (losses), net of tax of ($445) and $621. Comprehensive income was $675 and $8,671, consisting of net income of $1,714 and $8,869 and unrealized holding losses, net of tax of ($1,039) and ($198) for the six month periods ended May 26, 2001, and May 27, 2000, respectively.

Note F. Restructuring and Impaired Fixed Asset Charges:
During fiscal year 2000, a decision was made to consolidate wood manufacturing operations at two of the Company's facilities in Bassett, VA. These restructuring activities continued in the first half of 2001 and included moving production from one facility to another. One wood manufacturing facility, which was identified for closure in the first quarter of 2001, was closed in the second quarter of 2001, and all operations were absorbed by one of the remaining facilities. In addition, several corporate office positions were eliminated in the second quarter of 2001. All of these restructuring activities will result in the elimination of approximately 600 positions. The following summarizes first half 2001 restructuring:

                                  Nov 25,                                                             May 26,
                                   2000         First                      Second        FY 2001       2001
                                  reserve      quarter    Fixed asset      quarter       reserves     reserve
                                  balance      charges    write-down       charges       utilized     balance
                                ----------- ----------- --------------- -------------- ------------- ------------
 Non-cash writedown
    of property and
    equipment to
    net realizable value         $       -   $   1,600   $      (1,600)  $          -   $         -   $        -

Severance and related
    employee benefit
    costs                              492         247               -            819          (938)         620
                                ----------- ----------- --------------- -------------- ------------- ------------
                                 $     492   $   1,847   $      (1,600)  $        819   $      (938)  $      620
                                =========== =========== =============== ============== ============= ============


The fixed asset writedown was entirely related to closing one facility in Bassett, Virginia. Production and many of the employees from this facility were transferred to another manufacturing facility in Bassett, Virginia.

Note G. Contingencies:
Legislation has phased out interest deductions on certain policy loans related to Company owned life insurance (COLI) as of January 1, 1999. The Company has recorded cumulative reductions to income tax expense of approximately $8,000 as the result of COLI interest deductions through 1998. The Internal Revenue Service, on a national level, has pursued an adverse position regarding the deductibility of COLI policy loan interest for years prior to January 1, 1999. The IRS has received favorable rulings on the non-deductibility of COLI loan interest. Management understands that these rulings and the adverse position taken by the IRS will be subjected to extensive challenges in court. In the event that the IRS prevails, the outcome could result in potential income tax and interest payments which could be material to the Company's future results of operations.

The Company is also involved in various other legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.



                                    6 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
       May 26, 2001 (Dollars in thousands except share and per share data)


Note H. Financial Instruments:
In 1999, the company entered into an equity collar arrangement in order to reduce its exposure to fluctuations in its investment portfolio. In the first quarter of 2000, the Company terminated this particular financial instrument and recognized a gain of $1,366, which is included in other income in the accompany consolidated statements of income, and entered into a new financial instrument which more clearly correlates to its equity portfolio. In the second quarter of 2001, the Company terminated this equity collar arrangement, at a cost of approximately $150.

The Company adopted the provisions of SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," in 2001 and has determined that the impact of adopting this statement is immaterial.

Note I. Earnings per share:
The following reconciles basic and diluted earnings per share before cumulative effect of accounting change:



                                                                                Weighted
                                                                                 Average      Earnings (loss)
                                                           Net Income (loss)     Shares          per share
                                                        ------------------------------------------------------
For the six months ended May 26, 2001
--------------------------------------------------------

Net income available to common stockholders              $            1,714      11,704,023   $          0.15
Add effect of dilutive securities:
    Options and restricted stock                                          -           7,272                 -
                                                        ------------------------------------------------------
Diluted earnings per share                               $            1,714      11,711,295   $          0.15
                                                        ======================================================

For the quarter ended May 26, 2001
--------------------------------------------------------

Net loss available to common stockholders                $             (538)     11,698,397   $         (0.05)
Add effect of dilutive securities:
    Options and restricted stock                                          -          10,780                 -
                                                        ------------------------------------------------------
Diluted loss per share                                  $             (538)     11,709,177   $         (0.05)
                                                        ======================================================

For the six months ended May 27, 2000
--------------------------------------------------------

Net income available to common stockholders               $           9,233      11,885,470   $          0.78
Add effect of dilutive securities:
    Options and restricted stock                                          -           2,190                 -
                                                        ------------------------------------------------------
Diluted earnings per share                                $           9,233      11,887,660   $          0.78
                                                        ======================================================

For the quarter ended May 27, 2000
--------------------------------------------------------

Net income available to common stockholders               $           4,515      11,798,975   $          0.38
Add effect of dilutive securities:
    Options and restricted stock                                          -           2,014                 -
                                                        ------------------------------------------------------
Diluted earnings per share                                $           4,515      11,800,989   $          0.38
                                                        ======================================================




Options to purchase 1.7 million shares of common stock were outstanding during the second quarters of both 2001 and 2000 that could potentially dilute basic EPS in the future.



                                    7 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  May 26, 2001
             (Dollars in thousands except share and per share data)


Note J. Segment Information:
Segment information for the periods ended May 26, 2001 and May 27, 2000 were as follows:

For the six months ended May 26, 2001

                                              Wood           Imports          Upholstery        Other        Consolidated
                                        ------------------------------------------------------------------------------------
Net sales                                $        90,818     $     15,990    $     44,269    $        5,241   $     156,318
Operating income (loss)                            8,166            3,587           4,097           (16,759)           (909)
Depreciation and amortization                      2,231                -             500             2,813           5,544
Capital expenditures                               1,049                -             181             9,297          10,527


For the quarter ended May 26, 2001

                                          Wood           Imports       Upholstery         Other       Consolidated
                                     --------------------------------------------------------------------------------
Net sales                              $      42,243     $     7,344   $      22,027     $     2,151    $     73,765
Operating income (loss)                        2,435           1,629           1,937          (9,449)         (3,448)
Depreciation and amortization                  1,140               -             223           1,397           2,760
Capital expenditures                             497               -              69           4,617           5,183


For the six months ended May 27, 2000

                                              Wood           Imports        Upholstery          Other        Consolidated
                                        ------------------------------------------------------------------------------------
Net sales                                $       117,462    $      15,340    $     47,998     $       6,547   $     187,347
Operating income (loss)                           16,998            3,818           4,109           (18,810)          6,115
Depreciation and amortization                      2,511                -             414             2,161           5,086
Capital expenditures                               3,527                -           1,687             7,511          12,725



For the quarter ended May 27, 2000

                                          Wood           Imports       Upholstery         Other       Consolidated
                                     --------------------------------------------------------------------------------
Net sales                              $      57,598     $     7,725   $      23,551     $     3,492   $      92,366
Operating income (loss)                        8,323           1,820           2,191          (9,499)          2,835
Depreciation and amortization                  1,243               -             177             989           2,409
Capital expenditures                           1,835               -           1,511           2,400           5,746

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

Beginning in the first quarter of 2001, the results of the Import Division are reported separately in the segment information. For prior reporting, the results of the Import Division were included in the Wood Division.



                                    8 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  May 26, 2001
             (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations -Periods ended May 26, 2001 compared with periods ended May 27, 2000

In the second quarter of 2001 the Company reported $73,765 in net sales, a decline of 20% from the $92,366 reported for the second quarter of 2000. The decline in sales is primarily the result of a continued soft retail sector and the loss of two major customers to bankruptcy in late 2000. For the first half of 2001, sales have declined by 16% compared to the same period in the prior year. In response to these current business conditions, the Company continues to focus on four key areas which are: expanding the Bassett Furniture Direct (BFD) and @Home with Bassett (@Home) programs, providing better service levels, reducing working capital and reducing its fixed cost structure.

The transition of the Company's distribution channels continued into the second quarter of 2001 as nearly 46% of total Company sales were through proprietary channels compared to only 40% in the first half of 2000. Sales to the BFD and @Home channels increased by 5% in the first half of 2001 compared to the first half of 2000. During the first half of 2001, five BFD stores were opened, bringing the total BFD's open at the end of the quarter to 61. Also in the first half, 18 @Home's were opened or converted from existing galleries, bringing the total @Home's to 176 by the end of the second quarter.

Gross margin; gain on sale of property and equipment; restructuring and impaired asset charges; selling, general and administrative (S,G&A) expenses; and operating income (loss) as a percentage of net sales were as follows for the quarters and six months ended May 26, 2001 and May 27, 2000:


                                                 For the Six Months Ended         For the Quarter Ended
                                                May 26, 2001   May 27, 2000    May 26, 2001    May 27, 2000
                                               -----------------------------  ------------------------------
Gross margin                                           16.4%          19.5%          15.0%            19.4%
Gain on sale of property and equipment                  1.9%              -              -                -
Restructuring and impaired fixed asset charges          1.7%              -           1.1%                -
S,G&A                                                  17.2%          16.2%          18.6%            16.3%
Operating income (loss)                                (0.6%)          3.3%          (4.7%)            3.1%

The decrease in gross margin compared to the prior year for both the second quarter 2001 and the six month period ended May 26, 2001, was primarily a result of reduced production levels, the costs related to transitioning product from one wood plant to another, and the lower margins resulting from liquidating certain finished goods inventories. In response, the Company continues to aggressively reduce costs across the Company and restructure manufacturing capacities through plant consolidations. The consolidation of the table plant in the Wood Division and the transfer of occasional tables to another facility were completed during the second quarter of 2001.

Included in operating income for the six months ended May 26, 2001 was a one-time gain of $3,028 on the sale of its former showroom in Thomasville, North Carolina, during the first quarter of 2001.

In late 2000, the Company made a decision to consolidate production in the Wood Division. As a result of this decision, the Company incurred $247 in related restructuring expenses during the first quarter of 2001 in addition to those charged in fiscal year 2000. Also during the first quarter of 2001, additional restructuring activities, which include further consolidation within the Wood Division, resulted in a charge of $1,600 related to the writedown of property and equipment. This writedown was entirely related to closing one facility in Bassett, Virginia. Production and many of the employees from this facility were transferred to another manufacturing facility in Bassett, Virginia. The Company incurred additional charges in the second quarter of 2001 as a result of these first quarter consolidations and related reductions in corporate office staffing, of approximately $819. These charges were primarily severance and other employee benefit costs.




                                    9 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  May 26, 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

S,G&A expenses increased as a percentage of sales for the second quarter of fiscal 2000 due to the relative amount of fixed expenses to the reduced sales levels. However, the Company's total SG&A spending decreased from $15,063 in the second quarter of 2000 to $13,722 for the second quarter of 2001. For the six month period, SG&A spending is down 11% from the prior year level. The Company continues to closely monitor discretionary spending and adjust to current sales demands with spending reductions in corporate overhead and marketing. Management is committed to reducing costs and has targeted S,G&A spending to approximate 15% of net sales over the next three years.

Other income declined slightly in the second quarter of 2001, $2,677 compared to $3,804 for the second quarter 2000 due primarily to reduced earnings from the Company's investment in a limited partnership. For the six month period ended May 26, 2001, other income is well below prior year levels for two key reasons: a large gain on a financial instrument which was recorded in the first quarter of 2000, and lower earnings from the Company's investment in a limited partnership and from affiliated investments in the first half of 2001. The reduced affiliated earnings in 2001 was partially the result of an affiliate's recognition of an extraordinary loss related to the early extinguishment of debt during the first quarter. Included in other income are the Company's regular investment earnings, earnings from its equity in undistributed income of affiliated companies and interest expense. Other income is expected to continue to be an integral component of the Company's future earnings.

The effective tax rate was 30% in the first half of 2001 compared to 31% in the first half of 2000. The effective tax rates are lower than the statutory federal income tax rate due to exclusions for tax exempt income.

For the quarter ended May 26, 2001, the net loss was $538 or $.05 per diluted share, compared to net income of $4,515 or $.38 per diluted share for the quarter ended May 27, 2000. For the six months ended May 26, 2001, net income was $1,714 or $.15 per diluted share, compared to $8,869 or $.75 per diluted share for the six months ended May 27, 2000.

Segment Information

The following is a discussion of operating results for each of Bassett's business segments.


                               For the Six Months Ended                 Quarter Ended
Wood Division              May 26, 2001     May 27, 2000         May 26, 2001     May 27, 2000
                        ----------------------------------    ----------------------------------
Net sales                  $      90,818    $     117,462        $      42,243    $      57,598
Contribution to profit
and overhead               $       8,166    $      16,998        $       2,435    $       8,323

Wood Division net sales decreased in both the second quarter 2001 and for the six months ended May 26, 2001, compared to the second quarter and first half 2000 results, due to import pressures, the loss of two major customers, and the soft retail furniture environment. Sales and production levels were at near breakeven levels after allocating corporate overhead for the first half of 2001. In an effort to improve sales and margins in this segment, the Company is introducing new products, opening more BFD and @Home stores, repositioning the division through cost reduction and continuous improvement initiatives, as well as improving product styling, quality and service.

Contribution to profit and overhead is defined by the Company as gross profit less direct divisional operating expenses, but excluding any allocation of corporate overhead expenses, interest expense, or income taxes. Wood Division contribution to profit and overhead dropped from 14.4% of net sales in the second quarter of 2000 to 5.8% of net sales in the second quarter of 2001, primarily as a result of lower sales and production levels and sales of discontinued inventories at lower margins. These same factors impacted six month results for 2001 compared to 2000. In order to improve performance, the Company has closed one facility and consolidated production of two manufacturing facilities in the Wood Division. These changes will improve labor efficiencies and decrease the overall cost structure of the division


                                    10 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  May 26, 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

by approximately $15 million on an annualized basis. These changes better position the manufacturing capacity of the division with current business demands in addition to providing for future profitability improvement.


                            For the Six Months Ended                   Quarter Ended
Import Division           May 26, 2001     May 27, 2000         May 26, 2001     May 27, 2000
                        ----------------------------------    ----------------------------------
Net sales                 $       15,990    $      15,340       $        7,344   $        7,725
Contribution to profit
and overhead              $        3,587    $       3,818       $        1,629   $        1,820

Beginning in the first quarter of 2001, the results of the Import Division are reported separately in the segment information. For prior reporting, the results of the Import Division were included in the Wood Division.

Net sales for the Import Division declined somewhat during the second quarter but still have increased 4.2% in the first half of 2001 compared to the first half of 2000. The Company expects the sales of this segment to increase, which should, in turn, increase the Company's overall gross margin. The products of the Import Division will continue to supplement the product offerings of the other divisions, as well as include complete suites of bedroom and dining room furniture.

Import Division contribution to profit and overhead decreased from 24.9% of net sales in the first half of 2000 to 22.4% of net sales in 2001. The decrease was a result of an increase in freight, handling and related overhead costs for the division. The expected sales growth of this segment requires the Company to focus more attention on forecasting and purchasing practices, inventory management, logistics and quality.

                              For the Six Months Ended                   Quarter Ended
Upholstery Division        May 26, 2001     May 27, 2000         May 26, 2001     May 27, 2000
                          ----------------------------------    ---------------------------------
Net sales                  $       44,269    $       47,998      $       22,027   $       23,551
Contribution to profit
and overhead               $        4,097    $        4,109      $        1,937   $        2,191

Net sales for the Upholstery Division have declined by 7.8% for the first half 2001 compared to the first half 2000, primarily due to the loss of a major customer to bankruptcy in late 2000. Management also decided to exit certain distribution channels, which were incompatible with the Bassett brand image and the Company's current primary channels of distribution. This trend was similar in the second quarter of 2001 and has been somewhat offset by sales increases of upholstery products in the BFD stores. The Company is focusing upholstery distribution on its BFD stores, its @ Home with Bassett galleries, and several of its major customers.

Contribution to profit and overhead increased from 8.6% of net sales for the first half of 2000 to 9.3% of net sales for the first half of 2001. Increases were due to the consolidation of several manufacturing facilities over the last two years, continuation of efforts to control labor and overhead spending, the decision to exit certain distribution channels, introduction of new products and the implementation of several operational initiatives. These include cellular manufacturing and investments in new cutting and sewing equipment. The Company plans additional profit improvements for the Upholstery Division through sales growth of new products at higher margins and the related absorption efficiencies resulting from increased sales and production levels.



                                    11 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  May 26, 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Cash provided by operating activities was $12,763 for the six months ended May 26, 2001, compared to cash used in operating activities of $20,754 for the six months ended May 27, 2000. This significant improvement in 2001 was due entirely to the Company's initiatives to lower working capital levels, especially its inventories and receivables. Some of these initiatives include better planning and forecasting, improved purchasing practices, discounting of slow-moving inventories, and more effective collection efforts. The current ratio as of May 26, 2001, and November 25, 2000, respectively, was 3.34 to 1 and 3.27 to 1.

Working capital at May 26, 2001, was $79,720 compared to $94,982 at November 25, 2000. The Company's consolidated financial statements are prepared on the basis of historical cost and are not intended to show the impact of inflation or changing prices. Neither inflation nor changing prices have had a material effect on the Company's consolidated financial position and results of operations in recent years.

The Company invested $10,527 in property and equipment in the first six months of 2001 for manufacturing equipment, retail real estate, the build out of its new leased showroom, and computer related equipment for information systems. During the first quarter of 2001, the Company realized proceeds of $3,828 on the sale of its former showroom in Thomasville, North Carolina. The Company also received a special dividend from an affiliated company of $25,059, which was primarily utilized to reduce the Company's overall debt position. A separate dividend was received in the second quarter of $1,750 from the Company's investment in a limited partnership.

During 2000, the Company entered into a three-year $70,000 revolving credit facility with a new lender and three other participants. During the first half of 2001, the Company has repaid $28,000 of this facility, principally by applying the special dividend from an affiliate, bringing the balance at the end of the second quarter to $17,000. The Company does not expect to substantially increase its level of borrowings in fiscal year 2001, as it expects to continue to lower inventory levels and sell certain nonproductive assets.

The Company purchased and retired 50,500 shares of its Common Stock for $550 during the first half of 2001. These purchases were part of the Company's stock repurchase program, approved in fiscal 1998, which allows the Company to repurchase up to $40,000 in Company stock. Also the Company made two dividend payments during the first half of 2001 totaling $4,690.




                                    12 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  May 26, 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Market Risk

The Company is exposed to market risk for changes in market prices of its various types of investments. The Company's investments include equity securities and an investment partnership included in its investments in affiliated companies. The Company does not use these securities for trading purposes and is not party to any leveraged derivatives.

The Company's equity securities portfolio totaled $12,713 at May 26, 2001. The portfolio is diversified among over twenty different medium to large capitalization interests. Although there are no maturity dates for the Company's equity investments, management has plans to liquidate its current equity portfolio on a scheduled basis over the next four years. The Company terminated a hedge instrument during the second quarter of 2001 and does not currently plan to enter into any new hedge instruments.

The Company's investment in a limited partnership totaled $59,114 at May 26, 2001. The partnership invests in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership's exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest, market currency rates, and liquidity.

Safe-harbor, forward-looking statements

Certain statements contained in this discussion with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated, particularly those preceded by, followed by or including the words "will", "should", "targeted", "believes," "expects," "anticipates," "intends," "estimates," or similar expressions, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

-        competitive conditions in the home furnishings industry
-        general economic conditions that are less favorable than expected
-        overall consumer demand for home furnishings
-        timing and number of new BFD openings and closings
-        not fully realizing cost reductions through restructurings
-        cost and availability of raw materials and labor
-        information and technology advances
-        effectiveness of marketing and advertising campaigns
- future tax legislation, or regulatory or judicial positions related to COLI







                                    13 of 15

                           PART II - OTHER INFORMATION
               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  May 26, 2001


Item 4. Submission of matters to a vote of security holders

        None



                                    14 of 15

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


July 10, 2001





















                                    15 of 15