Form 10-Q
period 2001-08-25
BASSETT FURNITURE INDUSTRIES INC
filed 2001-10-09
CIK 10329

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 25, 2001

                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _________

Form 10-K/A Amendment No. 1 was filed May 26, 2001, subsequent to the March 31, 2001, filing date to include the audited financial statements of the Bassett Industries Alternative Asset Fund, LP (BIAAF), a significant affiliate of the company, which has a fiscal year end of December 31, which is different than the Company's fiscal year end. No other changes were made to the 10-K.

At October 5, 2001, 11,725,230 shares of common stock of the Registrant were outstanding.


                                    1 of 15

                         PART I - FINANCIAL INFORMATION
               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
      FOR THE PERIODS ENDED AUGUST 25, 2001 AND AUGUST 26, 2000 - UNAUDITED
                  (Dollars in thousands except per share data)


                                                         Nine Months Ended                    Quarter Ended
                                                     --------------------------        --------------------------
                                                     August 25,       August 26,       August 25,       August 26,
                                                       2001             2000             2001             2000
                                                     ---------        ---------        ---------        ---------
Net sales                                            $ 227,608        $ 278,542        $  71,290        $  91,155
Cost of sales                                          191,799          225,929           61,133           75,287
                                                     ---------        ---------        ---------        ---------
  Gross profit                                          35,809           52,613           10,157           15,868

Selling, general and administrative                     39,728           44,573           12,805           13,606
Gain on sale of property and equipment                  (4,013)               -             (985)               -
Restructuring and impaired fixed asset charges           6,639                -            3,973                -
                                                     ---------        ---------        ---------        ---------
  Operating income (loss)                               (6,545)           8,040           (5,636)           2,262

Other income, net                                        4,678           11,807            1,323            4,069
                                                     ---------        ---------        ---------        ---------
Income (loss) before income taxes                       (1,867)          19,847           (4,313)           6,331

Income (taxes) benefit                                     747           (6,309)           1,479           (2,026)
                                                     ---------        ---------        ---------        ---------
Income (loss) before cumulative effect
       of accounting change                             (1,120)          13,538           (2,834)           4,305
Cumulative effect of accounting
    change (net of income taxes of $171)                     -             (364)               -                -
                                                     ---------        ---------        ---------        ---------
Net income (loss)                                       (1,120)          13,174           (2,834)           4,305

Retained earnings-beginning of period                  185,293          187,973          182,112          189,183
Cash dividends                                          (7,035)          (7,142)          (2,345)          (2,354)
Issuance (Repurchase)  of common stock, net               (182)          (2,871)              23                -
                                                     ---------        ---------        ---------        ---------
Retained earnings-end of period                      $ 176,956        $ 191,134        $ 176,956        $ 191,134
                                                     =========        =========        =========        =========

Basic earnings (loss) per share:
Income (loss) before cumulative effect
      of accounting change                           $   (0.10)       $    1.14        $   (0.24)       $    0.37
Cumulative effect of accounting change                       -            (0.03)               -                -
                                                     ---------        ---------        ---------        ---------
Net income (loss) per share                          $   (0.10)       $    1.11        $   (0.24)       $    0.37
                                                     =========        =========        =========        =========

Diluted earnings (loss) per share:
Income (loss) before cumulative effect
      of accounting change                           $   (0.10)       $    1.14        $   (0.24)       $    0.37
Cumulative effect of accounting change                       -            (0.03)               -                -
                                                     ---------        ---------        ---------        ---------
Net income (loss) per share                          $   (0.10)       $    1.11        $   (0.24)       $    0.37
                                                     =========        =========        =========        =========

Dividends per share                                  $    0.60        $    0.60        $    0.20        $    0.20
                                                     =========        =========        =========        =========


The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.


                                    2 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      AUGUST 25, 2001 AND NOVEMBER 25, 2000
                                 (in thousands)


                                                                 (Unaudited)
Assets                                                         August 25, 2001  November 25, 2000
-----------------------------------------------------------    ---------------  -----------------
Current assets
    Cash and cash equivalents                                     $   4,025        $   3,259
    Trade accounts receivable, net                                   56,452           70,309
    Inventories, net                                                 31,815           50,201
    Other current assets                                              6,832            6,069
    Refundable income taxes                                             580              580
    Deferred income taxes                                             6,457            6,457
                                                                  ---------        ---------
Total current assets                                                106,161          136,875
                                                                  ---------        ---------

Property & equipment
    Cost                                                            228,256          230,043
    Less accumulated depreciation                                   136,179          136,071
                                                                  ---------        ---------
Total property & equipment                                           92,077           93,972
                                                                  ---------        ---------

Other long-term assets
    Investment securities                                            10,807           15,043
    Investment in affiliated companies                               48,212           69,972
    Deferred income taxes                                             5,926            2,061
    Other                                                            31,203           28,757
                                                                  ---------        ---------
Total other long-term assets                                         96,148          115,833
                                                                  ---------        ---------
Total assets                                                      $ 294,386        $ 346,680
                                                                  =========        =========

Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                              $  12,277        $  20,310
    Accrued liabilities                                              19,852           21,583
                                                                  ---------        ---------
Total current liabilities                                            32,129           41,893
                                                                  ---------        ---------

Long-term liabilities
    Employee benefits                                                10,487           10,647
    Notes Payable                                                    13,000           45,000
                                                                  ---------        ---------
Total long-term liabilities                                          23,487           55,647
                                                                  ---------        ---------

Commitments and Contingencies (Notes D and G)

Stockholders' Equity
     Common stock                                                    58,675           58,824
     Additional paid-in capital                                           -                -
     Retained earnings                                              176,956          185,293
     Accumulated other comprehensive income -
         unrealized holding gains, net of income tax effect           3,404            5,418
     Unamortized stock compensation                                    (265)            (395)
                                                                  ---------        ---------
Total stockholders' equity                                          238,770          249,140
                                                                  ---------        ---------
Total liabilities and stockholders' equity                        $ 294,386        $ 346,680
                                                                  =========        =========


The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.


                                    3 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTHS ENDED AUGUST 25, 2001 AND AUGUST 26, 2000 - UNAUDITED
                                 (in thousands)


                                                                                                        2001         2000
                                                                                                      --------     --------
Net income (loss)                                                                                     $ (1,120)    $ 13,174
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                                        8,357        7,454
    Equity in undistributed income of affiliated companies                                              (4,367)      (8,888)
    Provision for write-down of property and equipment                                                   4,550            -
    Provision for deferred income taxes                                                                 (2,736)       4,312
    Net (gain) loss from sales of investment securities                                                 (1,502)      (1,585)
    Net (gain) loss  from sales of property and equipment                                               (4,013)        (175)
    Net (gain) loss on financial investments                                                              (448)      (1,394)
    Compensation earned under restricted stock plan                                                        130          180
    Changes in operating assets and liabilities:
             Trade accounts receivable                                                                   8,717       (6,466)
             Inventory                                                                                  18,386      (10,708)
             Other current assets                                                                         (763)      (1,786)
             Accounts payable and accrued liabilities                                                   (9,316)      (5,632)
             Long-term liabilities                                                                        (160)        (339)
                                                                                                      --------     --------
          Net cash provided by (used in) operating activities                                         $ 15,715     $(11,853)
                                                                                                      --------     --------

Investing activities:
    Purchases of property and equipment                                                                (11,953)     (16,151)
    Proceeds from sales of property and equipment                                                        5,114        1,330
    Dividends from affiliated companies                                                                 28,782        2,000
    Proceeds from sales of affiliate investments                                                             -        1,748
    Proceeds from sales of investment securities                                                         2,590        4,772
    Investments in affiliated companies                                                                      -       (4,200)
    Other, net                                                                                            (116)      (2,616)
                                                                                                      --------     --------
           Net cash provided by (used in) investing activities                                        $ 24,417     $(13,117)
                                                                                                      --------     --------

Financing activities:
  Borrowings (repayments) under notes payable                                                          (32,000)      33,500
  Issuance of common stock                                                                                 219            -
  Repurchase of common stock                                                                              (550)      (4,587)
  Cash dividends                                                                                        (7,035)      (7,142)
                                                                                                      --------     --------
            Net cash provided by (used in) financing activities                                        (39,366)      21,771
                                                                                                      --------     --------

Net change in cash and cash equivalents                                                                    766       (3,199)

Cash and cash equivalents, beginning of period                                                           3,259        5,740

                                                                                                      --------     --------
Cash and cash equivalents, end of period                                                              $  4,025     $  2,541
                                                                                                      ========     ========


Noncash transaction:
The company converted $5,140 of accounts receivable to notes receivable during 2001; $3,500 of this amount relates to an affiliated company.

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.


                                    4 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED AUGUST 25, 2001 (Dollars in thousands except share and per share data)

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

Note C. Inventories:
Inventories are carried at last-in, first-out (LIFO) cost, which is not in excess of market. Inventories at August 25, 2001 and November 25, 2000 consisted of the following:

                                                         August 25,  November 25,
                                                           2001          2000
                                                         -----------------------
Finished goods                                           $ 35,173      $ 50,563
Work in process                                             4,767         8,708
Raw materials and supplies                                 16,275        18,368
                                                         ----------------------
Total inventories on first-in, first-out cost method       56,215        77,639
LIFO adjustment                                           (24,400)      (27,438)
                                                         ----------------------
Total inventories, net                                   $ 31,815      $ 50,201
                                                         ======================

Note D. Investment in affiliated companies and joint venture:
Summarized combined income statement information for the Company's equity method investments for the nine months ended August 25, 2001 and August 26, 2000 are as follows:

                                                            2001          2000
                                                         ----------------------
Revenues                                                 $ 88,390      $ 69,367
Income from operations                                     16,975        19,440
Net income                                                  4,507         8,189

LRG Furniture, LLC (LRG), an affiliated company, incurred start-up related losses in fiscal 2000 and although additional losses have been incurred in the first nine months of 2001, operating performance has improved compared to fiscal 2000. In addition, the Company has outstanding accounts and notes receivable from LRG and has leases and loan guarantees with LRG. The Company has committed to provide financial support to LRG, as needed, over the next two years.

Note E. Comprehensive income/(loss):
For the quarters ended August 25, 2001, and August 26, 2000, total comprehensive income (loss) was ($3,809) and $3,851, respectively. Included in total comprehensive income (loss) are net income (loss) of ($2,834) and $4,305 and unrealized losses, net of tax of $975 and $454. Comprehensive income (loss) was ($3,134) and $12,522, consisting of net income (loss) of ($1,120) and $13,174 and unrealized holding losses, net of tax of $2,014 and $652 for the nine months ended August 25, 2001, and August 26, 2000, respectively.


                                    5 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED AUGUST 25, 2001 (Dollars in thousands except share and per share data)

Note F. Restructuring and Impaired Fixed Asset Charges:
During fiscal year 2000, a decision was made to consolidate wood manufacturing operations at two of the Company's facilities in Bassett, Va. These restructuring activities continued in the first half of 2001 and included moving production from one facility to another. One wood manufacturing facility, which was identified for closure in the first quarter of 2001, was closed in the second quarter of 2001, and all operations were absorbed by one of the remaining facilities. In addition, 60 corporate office positions were eliminated over the first nine months of 2001.

Ongoing efforts to match production with demand, offer more competitively priced products and operate more efficient facilities resulted in the announcement of the closure of two facilities during the third quarter of 2001. Production will be moved to other manufacturing facilities in Virginia or has been outsourced based on a thorough cost analysis. All of these restructuring activities will result in the elimination of approximately 800 positions. The following summarizes restructuring charges for the nine months ended August 25, 2001:

                                First       Second        Third
                               Quarter      Quarter      Quarter      Total
                               ------       ------       ------       ------
 Non-cash writedown
    of property and
    equipment to
    net realizable value       $1,600       $    -       $2,950       $4,550

Severance and related
    employee benefit
    costs                         247          819        1,023       $2,089
                               ------       ------       ------       ------
                               $1,847       $  819       $3,973       $6,639
                               ======       ======       ======       ======


The fixed asset writedowns were entirely related to closing three facilities in Bassett, Va. Certain production and some of the employees from these facilities will be or have been transferred to other production facilities within the Company. Operating activities for these facilities will cease by early November 2001 and restructuring activities will be complete by the end of fiscal 2001.

A rollforward of the Company's restructuring reserve for these activities is as follows:

Balance at November 25, 2000              $   492
2001 charges                                2,089
Reserves utilized in 2001                  (1,558)
                                          --------
Balance at August 25, 2001                $ 1,023
                                          ========

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


                                    6 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
     AUGUST 25, 2001 (Dollars in thousands except share and per share data)

Note H. Financial Instruments:
In 1999, the Company entered into an equity collar arrangement in order to reduce its exposure to fluctuations in its investment portfolio. In the first quarter of 2000, the Company terminated this particular financial instrument and recognized a gain of $1,366, which is included in other income in the accompanying condensed consolidated statements of income and retained earnings, and entered into a new financial instrument which more clearly correlates to its equity portfolio. In the second quarter of 2001, the Company terminated this equity collar arrangement, at a cost of approximately $150.

The Company adopted the provisions of SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," in 2001. The impact of adopting this statement was immaterial.

Note I. Earnings per share:
The following reconciles basic and diluted earnings per share before cumulative effect of accounting change:

                                                                                              Weighted
                                                                                               Average            Earnings (loss)
                                                                    Net Income (loss)          Shares                per share
                                                                  ---------------------------------------------------------------
For the nine months ended August 25, 2001
--------------------------------------------

Net loss attrituable to common stockholders                        $          (1,120)        11,703,349              $    (0.10)
Add effect of dilutive securities:
    Options and restricted stock                                                   -                  -                       -
                                                                  ---------------------------------------------------------------
Diluted earnings per share                                         $          (1,120)        11,703,349              $    (0.10)
                                                                  ===============================================================

For the quarter ended August 25, 2001
--------------------------------------------

Net loss attrituable to common stockholders                        $          (2,834)        11,702,001              $    (0.24)
Add effect of dilutive securities:
    Options and restricted stock                                                   -                  -                       -
                                                                  ---------------------------------------------------------------
Diluted loss per share                                             $          (2,834)        11,702,001              $    (0.24)
                                                                  ===============================================================

For the nine months ended August 26, 2000
--------------------------------------------

Net income available to common stockholders                        $          13,538         11,837,375               $    1.14
Add effect of dilutive securities:
    Options and restricted stock                                                   -              2,951                       -
                                                                  ---------------------------------------------------------------
Diluted earnings per share                                         $          13,538         11,840,326               $    1.14
                                                                  ===============================================================

For the quarter ended August 26, 2000
--------------------------------------------

Net income available to common stockholders                        $           4,305         11,741,230               $    0.37
Add effect of dilutive securities:
    Options and restricted stock                                                   -              9,987                       -
                                                                  ---------------------------------------------------------------
Diluted earnings per share                                         $           4,305         11,751,217               $    0.37
                                                                  ===============================================================

Options to purchase 1.8 and 1.7 million shares of common stock were outstanding during the third quarters of 2001 and 2000, respectively, that could potentially dilute basic EPS in the future.


                                    7 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
     AUGUST 25, 2001 (Dollars in thousands except share and per share data)

Note J. Segment Information:
Segment information for the periods ended August 25, 2001 and August 26, 2000 were as follows:

For the nine months ended August 25, 2001

                                                   Wood           Import       Upholstery       Other       Consolidated
                                               --------------------------------------------------------------------------
Net sales                                       $   130,630     $   23,061     $   66,425      $   7,492     $  227,608
Operating income (loss)                               9,259          4,937          6,415        (27,156)        (6,545)
Depreciation and amortization                         3,201              -            734          4,422          8,357
Capital expenditures                                  1,756              -            292          9,905         11,953

For the quarter ended August 25, 2001

                                                   Wood           Import       Upholstery       Other       Consolidated
                                               --------------------------------------------------------------------------
Net sales                                       $    39,807     $    7,071     $   22,155      $   2,257     $   71,290
Operating income (loss)                               1,334          1,541          2,330        (10,841)        (5,636)
Depreciation and amortization                           970              -            234          1,609          2,813
Capital expenditures                                    707              -            111            608          1,426

For the nine months ended August 26, 2000

                                                   Wood           Import       Upholstery       Other       Consolidated
                                               --------------------------------------------------------------------------
Net sales                                       $   172,420     $   22,933     $   73,607      $   9,582     $  278,542
Operating income (loss)                              22,308          5,918          6,508        (26,694)         8,040
Depreciation and amortization                         3,768              -            621          3,065          7,454
Capital expenditures                                  4,931              -          2,014          9,206         16,151

For the quarter ended August 26, 2000

                                                   Wood           Import       Upholstery       Other       Consolidated
                                               --------------------------------------------------------------------------
Net sales                                       $    54,954     $    7,597     $   25,609      $   2,995     $   91,155
Operating income (loss)                               5,382          2,100          2,224         (7,444)         2,262
Depreciation and amortization                         1,208              -            213            947          2,368
Capital expenditures                                    728              -            315          1,383          2,426

The Company's "other" business segment consists of a contemporary furniture business (Weiman), a showroom in High Point, North Carolina, real estate associated with the Company's Bassett Furniture Direct store program and corporate operations. Also included in the "other" segment are all restructuring charges and gains on sales of property and equipment. This is included to reconcile segment information to the Condensed Consolidated Financial Statements. Corporate operations include overhead spending for accounting, marketing, information technology, selling and administrative expenses. Operating income by business segment is defined as sales less direct operating costs and expenses.

Beginning in the first quarter of 2001, the results of the Import Division are reported separately in the segment information. For prior reporting, the results of the Import Division were included in the Wood Division. Information related to the Import Division for 2000 have been reclassified to conform with the current presentation.


                                    8 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
     AUGUST 25, 2001 (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations -Periods ended August 25, 2001 compared with periods ended August 26, 2000

In the third quarter of 2001 the Company reported $71,290 in net sales, a decline of 22% from the $91,155 reported for the third quarter of 2000. The decline in sales is primarily the result of a continued soft retail sector and the loss of two major customers to bankruptcy in late 2000. For the first nine months of 2001, sales have declined by 18% compared to the same period in the prior year. In response to these current business conditions, the Company continues to focus on five key areas which are: expanding its Bassett Furniture Direct (BFD), @Home with Bassett (@Home) and Five Star programs, providing better service levels, reducing working capital, reducing its fixed cost structure and adjusting manufacturing capacity to meet current and expected demand.

The transition of the Company's distribution channels continued through the third quarter of 2001 as 47% of total Company sales were through proprietary channels compared to only 37% in the first nine months of 2000. Sales to the BFD and @Home channels increased by 2% in the first nine months of 2001 compared to the same period in 2000. During the first nine months of 2001, eight BFD stores were opened, bringing the total BFD's open at the end of the quarter to 62. Also in the first nine months, 33 @Home's were opened or converted from existing galleries, bringing the total of @Home's and galleries to 184 by the end of the third quarter.

Gross margin; gain on sale of property and equipment; restructuring and impaired asset charges; selling, general and administrative (S,G&A) expenses; and operating income (loss) as a percentage of net sales were as follows for the quarters and nine months ended August 25, 2001 and August 26, 2000:

                                                 For the Nine Months Ended      For the Quarter Ended
                                                 August 25,      August 26,   August 25,       August 26,
                                                    2001            2000         2001              2000
                                                 --------------------------  ----------------------------
Gross margin                                        15.7%           18.9%        14.2%             17.4%
Gain on sale of property and equipment               1.8%              -          1.4%                -
Restructuring and impaired fixed asset charges       2.9%              -          5.5%                -
S,G&A                                               17.5%           16.0%        18.0%             14.9%
Operating income (loss)                             (2.9%)           2.9%        (7.9%)             2.5%

The decrease in gross margin compared to the prior year for both the third quarter 2001 and the nine month period ended August 25, 2001, was a result of reduced production levels, costs incurred related to transitioning product from one plant to another, lower margins resulting from liquidating certain finished goods inventories and provisions for write downs of inventories in certain closed plants. Bassett has continued to aggressively reduce costs across the Company and restructure manufacturing capacities through plant consolidations and closures. The consolidation of the table plant in the Wood Division and the transfer of occasional tables to another facility were completed during the second quarter of 2001. During the third quarter of 2001, the Company announced that the chair plant and a rough end facility would be permanently closed in an effort to match production with demand and to eliminate less efficient facilities. Annualized cost savings from all of the closures and consolidations are expected to be in excess of $10,000.

Included in operating income for the nine months ended August 25, 2001, was a one-time gain of $3,028 on the sale of the Company's former showroom in Thomasville, North Carolina, during the first quarter of 2001 and a gain of $985 related to the sale of two small manufacturing facilities in Catawba County, North Carolina in the third quarter.

In late 2000, the Company made a decision to consolidate production in the Wood Division. As a result of this decision, the Company incurred $247 in related restructuring expenses during the first quarter of 2001 in addition to those charged in fiscal year 2000. Also during the first quarter of 2001, additional restructuring activities, which include further consolidation within the Wood Division, resulted in a charge of $1,600 related to the writedown of


                                    9 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
     AUGUST 25, 2001 (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

property and equipment. This writedown was entirely related to closing one facility in Bassett, Va. Production and some of the employees from this facility were transferred to another manufacturing facility in Bassett, Va. The Company incurred additional charges in the second quarter of 2001 as a result of these first quarter consolidations and related reductions in corporate office staffing, of approximately $819. These charges were severance and other employee benefit costs. Ongoing efforts to match production with demand and to close less efficient facilities resulted in the third quarter announcement to permanently close two facilities. Restructuring charges incurred during the quarter of $3,973 were comprised of a $2,950 non-cash write down of property and equipment and $1,023 of severance and other payroll related expenses. Total restructuring costs for the nine months ended August 25, 2001 were $6,639.

S,G&A expenses increased as a percentage of sales for the third quarter of fiscal 2001 due to the relative amount of fixed expenses to the reduced sales levels. However, the Company's total SG&A spending decreased from $13,606 in the third quarter of 2000 to $12,805 for the third quarter of 2001. For the nine-month period, SG&A spending is down 11% from the prior year level. The Company continues to closely monitor discretionary spending and adjust to current sales demands with spending reductions in corporate overhead and marketing. Management is committed to reducing costs and has targeted S,G&A spending to approximate 15% of net sales over the next three years.

Other income declined significantly in the third quarter of 2001, $1,323 compared to $4,069 for the third quarter 2000 primarily due to one time gains of $1,393 related to the sale of affiliated investments recorded in the third quarter of 2000 and reduced earnings from the Company's investment in a limited partnership in the third quarter of 2001. For the nine month period ended August 25, 2001, other income is well below prior year levels for three reasons: a large gain on a financial instrument which was recorded in the first quarter of 2000, lower earnings from the Company's investment in a limited partnership and from affiliated investments in the first nine months of 2001 and one time gains from the sale of affiliated investments recorded in the third quarter of 2000. The reduced affiliated earnings in 2001 was partially the result of an affiliate's recognition of an extraordinary loss related to the early extinguishment of debt during the first quarter. Included in other income are the Company's regular investment earnings, earnings from its equity in undistributed income of affiliated companies and interest expense. Other income is expected to continue to be an integral component of the Company's future earnings.

For the quarter ended August 25, 2001, the net loss was $2,834 or $.24 per diluted share, compared to net income of $4,305 or $.37 per diluted share for the quarter ended August 26, 2000. For the nine months ended August 25, 2001, the net loss was $1,120 or $.10 per diluted share, compared to net income of $13,174 or $1.11 per diluted share for the nine months ended August 26, 2000, after cumulative effect of accounting change.

Segment Information

The following is a discussion of operating results for each of Bassett's business segments.

                                      For the Nine Months Ended                     Quarter Ended
Wood Division                  August 25, 2001        August 26, 2000              August 25, 2001       August 26, 2000
                            ----------------------------------------------   ---------------------------------------------
Net sales                            $ 130,630              $ 172,420                  $ 39,807               $ 54,954
Contribution to profit
and overhead                             9,259                 22,308                     1,334                  5,382


Wood Division net sales decreased in both the third quarter 2001 and for the nine months ended August 25, 2001, compared to the third quarter and first nine months of 2000, due to import pressures, the loss of two major customers in late fiscal 2000, and the continued soft retail furniture environment. Sales and production levels were at near breakeven levels after allocating corporate overhead for the first nine months of 2001. In an effort to improve sales and margins in this segment, the Company is introducing new products, opening more



                                    10 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
     AUGUST 25, 2001 (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

BFD and @Home stores, repositioning the division through cost reduction and continuous improvement initiatives, and closing inefficient facilities. The Company has also focused its efforts on improving product styling, quality and service.

Contribution to profit and overhead is defined by the Company as gross profit less direct divisional operating expenses, but excluding any allocation of corporate overhead expenses, interest expense, income taxes or restructuring charges. Wood Division contribution to profit and overhead dropped from 9.8% of net sales in the third quarter of 2000 to 3.4% of net sales in the third quarter of 2001, primarily as a result of lower sales and production levels and sales of discontinued inventories at lower margins. Production levels dropped below sales levels in the segment, significantly reducing inventory levels. These same factors impacted nine-month results for 2001 compared to 2000.

In order to improve performance, the Company has closed three facilities and consolidated production of two manufacturing facilities in the Wood Division. These changes will improve labor efficiencies and decrease the overall cost structure of the division by approximately $10 million on an annualized basis. These changes better position the manufacturing capacity of the division with current business demands in addition to providing for a lower cost structure, resulting in future profitability improvement. Restructuring charges for the Wood Division are included in the "other" category of the segment information in footnote J to the condensed consolidated financial statements.

                                      For the Nine Months Ended                               Quarter Ended
Import Division                August 25, 2001        August 26, 2000            August 25, 2001        August 26, 2000
                            ----------------------------------------------    ---------------------------------------------
Net sales                             $ 23,061               $ 22,933                    $ 7,071                $ 7,597
Contribution to profit
and overhead                             4,937                  5,918                      1,541                  2,100

Beginning in the first quarter of 2001, the results of the Import Division are reported separately in the segment information. For prior reporting, the results of the Import Division were included in the Wood Division. Information related to the Import Division for 2000 has been reclassified to conform with the current presentation.

Net sales for the Import Division declined during the third quarter but have increased 0.6% in the first nine months of 2001 compared to the first nine months of 2000. The Company expects the sales of this segment to increase, which should, in turn, increase the Company's overall gross margin. Many products formerly produced at domestic plants that are or soon will be closed are now being imported in order to offer more competitively priced products to our customers. The Company has taken steps to strengthen the Import Division to allow for increased global sourcing. The products of the Import Division will continue to supplement the product offerings of the other divisions, as well as include complete suites of bedroom and dining room furniture.

Import Division contribution to profit and overhead decreased from 25.8% of net sales in the first nine months of 2000 to 21.4% of net sales in 2001. The decrease was primarily the result of allocating overhead costs to this division. The expected sales growth of this segment requires the Company to focus more attention on forecasting and purchasing practices, inventory management, logistics and quality.

                                       For the Nine Months Ended                                Quarter Ended
Upholstery Division             August 25, 2001        August 26, 2000             August 25, 2001        August 26, 2000
                             ----------------------------------------------     ---------------------------------------------
Net sales                              $ 66,425               $ 73,607                    $ 22,155               $ 25,609
Contribution to profit
and overhead                              6,415                  6,508                       2,330                  2,224


                                    11 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
     AUGUST 25, 2001 (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net sales for the Upholstery Division have declined by 9.8% for the first nine months of 2001 compared to the first nine months of 2000, primarily due to the loss of a major customer to bankruptcy in late 2000. Management also decided to exit certain distribution channels, which were incompatible with the Bassett brand image and the Company's current primary channels of distribution. This trend continued in the third quarter of 2001 but has been offset to some degree by sales increases of upholstered furniture to the BFD stores. The Company is concentrating its efforts on upholstery distribution to BFD stores, @ Home with Bassett galleries, and several other major customers.

Contribution to profit and overhead increased from 8.8% of net sales for the first nine months of 2000 to 9.7% of net sales for the first nine months of 2001. Increases were due to the consolidation of several manufacturing facilities over the last two years, continuation of efforts to control labor and overhead spending, the decision to exit certain distribution channels, introduction of new products and the implementation of several operational initiatives. These include cellular manufacturing and investments in new cutting and sewing equipment. The Company plans additional profit improvements for the Upholstery Division through sales growth of new products at higher margins and the related absorption efficiencies resulting from increased sales and production levels.

Liquidity and Capital Resources

Cash provided by operating activities was $15,715 for the nine months ended August 25, 2001, compared to cash used in operating activities of $11,853 for the nine months ended August 26, 2000. This significant improvement in 2001 was due to both reduced sales and the Company's initiatives to lower working capital levels, especially its inventories and receivables. Some of these initiatives include better planning and forecasting, improved purchasing practices, discounting of slow-moving inventories, and more effective collection efforts. The current ratio as of August 25, 2001, and November 25, 2000, respectively, was 3.30 to 1 and 3.27 to 1.

Working capital at August 25, 2001, was $74,032 compared to $94,982 at November 25, 2000. The Company's consolidated financial statements are prepared on the basis of historical cost and are not intended to show the impact of inflation or changing prices. Neither inflation nor changing prices have had a material effect on the Company's consolidated financial position and results of operations in recent years.

The Company invested $11,953 in property and equipment in the first nine months of 2001 for manufacturing equipment, retail real estate, the build out of its new leased showroom, and computer related equipment for information systems. During fiscal 2001, the Company realized proceeds of $5,114 on the sale of its former showroom in Thomasville, North Carolina and the sale of two former manufacturing facilities also in North Carolina. The Company also received a special dividend from an affiliated company of $25,059, which was primarily utilized to reduce the Company's overall debt position. Additional dividends totaling $3,723 related to the Company's investment in a limited partnership were received in the second and third quarters of 2001.

During 2000, the Company entered into a three-year $70,000 revolving credit facility with a new lender and three other participants. During the first nine months of 2001, the Company has repaid $32,000 of this facility, principally by applying the special dividend from an affiliate, bringing the balance at the end of the third quarter to $13,000. The Company does not expect to substantially increase its level of borrowings in fiscal year 2001, as it expects to continue to lower inventory levels and sell certain nonproductive assets.

The Company purchased and retired 50,500 shares of its Common Stock for $550 during the first nine months of 2001. These purchases were part of the Company's stock repurchase program, approved in fiscal 1998, which allows the Company to repurchase up to $40,000 in Company stock. Also the Company made three dividend payments during the first nine months of 2001 totaling $7,035.


                                    12 of 15

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
     AUGUST 25, 2001 (Dollars in thousands except share and per share data)


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

The Company's equity securities portfolio, which totaled $10,807 at August 25, 2001, is diversified among over twenty different medium to large capitalization interests. Although there are no maturity dates for the Company's equity investments, management has plans to liquidate its current equity portfolio on a scheduled basis over the next four years. The Company terminated a hedge instrument during the second quarter of 2001 and does not currently plan to enter into any new hedge instruments.

The Company's investment in a limited partnership totaled $58,489 at August 25, 2001. The partnership invests in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership's exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest, market currency rates, and liquidity.

Safe-harbor, forward-looking statements

Certain statements contained in this discussion with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated, particularly those preceded by, followed by or including the words "will", "should", "targeted", "believes," "expects," "anticipates," "intends," "estimates," or similar expressions, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

-   competitive conditions in the home furnishings industry
-   general economic conditions that are less favorable than expected
-   overall consumer demand for home furnishings
-   timing and number of new BFD openings and closings
-   not fully realizing cost reductions through restructurings
-   cost and availability of raw materials and labor
-   consistent flow of imported product
-   effective import purchasing and forecasting
-   market acceptance of new products
-   information and technology advances
-   effectiveness of marketing and advertising campaigns
-   future tax legislation, or regulatory or judicial positions related to COLI


                                    13 of 15

                           PART II - OTHER INFORMATION
               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
     AUGUST 25, 2001 (Dollars in thousands except share and per share data)


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



BASSETT FURNITURE INDUSTRIES, INCORPORATED





-----------------------------------------------------------------
Barry C. Safrit, Vice President, Chief Financial Officer


October 9, 2001





                                    15 of 15