Form 10-K405
period 2001-11-24
BASSETT FURNITURE INDUSTRIES INC
filed 2002-02-21
CIK 10329

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the fiscal year ended November 24, 2001            Commission File No. 0-209

                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

                     VIRGINIA                                                             54-0135270
     ----------------------------------------                                 ---------------------------------
          (State or other jurisdiction of                                              (I.R.S. Employer
          incorporation or organization)                                              Identification No.)

                  3525 FAIRYSTONE PARK HIGHWAY
                 BASSETT, VIRGINIA                                                           24055
     ----------------------------------------------------------------------------------------------------------
     (Address of principal executive offices)                                              (Zip Code)

Registrant's telephone number, including area code       276/629-6000
                                                  ------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                                                                     Name of each exchange
         Title of each class:                                                         on which registered
         --------------------                                                 ---------------------------------
              Common Stock ($5.00 par value)                                  NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.

                                 [X] Yes [ ] No



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 19, 2002 was $202,464,529.

The number of shares of the Registrant's common stock outstanding on February 19, 2002 was 11,730,274.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Bassett Furniture Industries, Incorporated Annual Report to Stockholders for the year ended November 24, 2001 (the "Annual Report") are incorporated by reference into Parts I and II of this Form 10-K.

(2) Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be held March 26, 2002, filed with the Securities and exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

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

         Material Changes in the Development of Business in the last five years are as follows:

         There have been two significant business developments that have materially affected the Company's operations over the last five years. First, the Company has created and re-channeled sales through a vertically integrated retail sales network. This strategy both builds on the Company's strengths (brand name, balance sheet, product offerings) and better positions the Company to capitalize on the changing furniture retail environment. The independently owned licensee stores, known as Bassett Furniture Direct, accounted for 36% of the Company's sales in 2001. There were 68 stores operating at November 24, 2001. Second, the Company has restructured production capacities and eliminated costs to closely align manufacturing capabilities with the Company's target markets. These efforts have resulted in the elimination of approximately 4,000 salaried and hourly positions over the last five years.

         The Company restructured production capacities for its Wood Division in 2001. During the first quarter, production was moved from one facility to another and a wood manufacturing facility was identified for closure and was subsequently closed in the second quarter. Additionally, 60 corporate office positions were eliminated in the first and second quarters of 2001. Ongoing efforts to match production with demand, offer more competitively priced products and operate more efficient manufacturing facilities resulted in the announcement and subsequent closure of two additional facilities in Bassett, Virginia during the third quarter of 2001. Production has been moved to other manufacturing facilities in Virginia or has been outsourced. Approximately 800 positions were eliminated as a result of this restructuring activity. Restructuring charges of $6,952 were recognized in 2001. The Company also recorded unusual and non-recurring charges of $1,051 for inventory losses related to discontinued product. This amount is included in 2001 cost of sales.

         The Company made a decision in late 2000 to consolidate production in its Wood Division. This included transferring certain products to different facilities, reducing one facility to rough-end operations only, and eliminating approximately 300 salaried and hourly positions. As a result, the Company recorded a restructuring charge in 2000 of $6,680, of which, $5,800 related to the write-down of property and equipment and $880 related to severance and related employee benefits costs.

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

         OPERATING SEGMENTS

         The Company's primary business is in wholesale home furnishings. The wholesale home furnishings business is involved principally in the manufacture, sale and distribution of furniture products to a network of independently owned stores and stores owned by an affiliate of the Company. The wholesale business consists primarily of three operating segments: wood, upholstery and import.

         Refer to Note R of the Consolidated Financial Statements included in the Annual Report for more information about segment information for 1999, 2000 and 2001 and refer to the Management's Discussion and Analysis section of the Annual Report for additional discussion on this topic.

         DESCRIPTION OF BUSINESS
         The Company is a manufacturer of quality home furnishings and sells a full range of furniture products and accessories through department and furniture stores and an exclusive network of retail stores, some of which are owned by an affiliate while others are independently-owned. Retail stores are located throughout the United States. The Company has ten manufacturing facilities throughout the United States.

         The wood segment is engaged in the manufacture and sale of wood furniture, including bedroom and dining suites and accent pieces, to independent retailers and a retailer, which is an affiliate of the Company. The wood segment accounted for 57%, 62% and 66% of total net sales during 2001, 2000 and 1999, respectively. The Company currently has six wood manufacturing facilities. The upholstery segment is involved in the manufacture and sale of upholstered frames and cut upholstery items having a variety of frame and fabric options, including sofas, chairs, and love seats. The Company currently has three upholstery manufacturing facilities. The upholstery segment accounted for 29%, 27% and 26% of total net sales during 2001, 2000 and 1999, respectively. The import segment sources product, principally from Asia, and sells this product to independent and affiliated retailers. The import segment accounted for 11%, 8% and 5% of total net sales during 2001, 2000 and 1999, respectively.

         Raw materials used by the Company are generally available from numerous sources and are obtained principally from domestic sources. The Company has also sought to source component parts from overseas markets when it is economically advantageous. The Company currently assembles and finishes these imported components in several of its plants in the United States.

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

         Sales to one customer (JC Penney Company) amounted to approximately 15% of gross sales in 2001, 16% and 16% of gross sales in 2000 and 1999, respectively. Additionally, sales to LRG, an affiliate of the Company, were 10% of total sales in 2001 and 7% of total sales in 2000. The Company's backlog of orders believed to be firm was at $19,000 at November 24, 2001 and

         $22,000 at November 25, 2000. It is expected that the November 24, 2001 backlog will be filled within the 2002 fiscal year.

         The furniture industry is very competitive and there are a large number of manufacturers both within the United States and offshore who compete in the market on the basis of product quality, price, style, delivery and service. Additionally, certain retailers are increasingly sourcing imported product directly, thus bypassing domestic furniture manufacturers. Based on annual sales revenue, the Company is one of the largest furniture manufacturers located in the United States. The Company has been successful in this competitive environment because its products represent excellent value combining attractive prices, quality and styling; prompt delivery; and courteous service.

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

         The Company had approximately 2,900 employees at November 24, 2001.

         The Company has several investments in affiliated companies, including a minority interest in International Home Furnishings Center, Inc.
         (IHFC) which is a lessor of permanent exhibition space to furniture and accessory manufacturers. The IHFC financial statements are included on pages F-1 to F-15. The Company owns a majority interest in The Bassett Industries Alternative Asset Fund, LP, which invests in a variety of other private partnerships, employing a combination of investment strategies. The Bassett Industries Alternative Asset Fund's year ended on December 31, 2001, as such its financial statements have not been included in this Form 10-K. Form 10-K will be amended to include such statements when available. The Company owns a majority interest in LRG Furniture, LLC, (LRG), which is a retailer of home furnishings. The LRG financial statements are included on pages F-16 to F-28.

         FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company has no foreign operations, and its export sales were approximately $3.2 million, $4.9 million, and $10.6 million in 2001, 2000, and 1999 respectively.

ITEM 2.    PROPERTIES

         At November 24, 2001 the Company owned the following manufacturing facilities, by segment:

         Wood Segment:
                  J. D. Bassett Manufacturing Company *
                  Bassett, VA

                  Bassett Superior Lines
                  Bassett, VA

                  Bassett Chair Company *
                  Bassett, VA

                  Bassett Table Company *
                  Bassett, VA

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

         Upholstery Segment:
                  Bassett Upholstery Division
                  Newton, NC

                  Bassett Upholstery Division
                  Hiddenite, NC

                  Bassett Upholstery
                  Los Angeles, CA

         Other:
                  Weiman Upholstery
                  Christiansburg, VA

Properties designated by an asterisk "*" have ceased manufacturing operations and are currently held for sale in connection with restructuring efforts.

The Company owned the real estate of certain Bassett Furniture Direct retail stores, approximating 25,000 square feet each, in the following cities:

Real Estate:
         Greenville, SC
         Concord, NC
         Greensboro, NC
         Fredericksburg, VA
         Knoxville, TN
         Gulfport, MS
         Chesterfield, VA

         Louisville, KY

         In addition, the Company owns leasehold improvements in Hickory, NC and Arlington, TX, and raw land, intended for retail use, in Houston, TX and Denver, CO. All of the properties noted above are operated by Bassett Furniture Direct licensees.

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

         The following facilities were sold or disposed of during 2001:

         Showroom
         Thomasville, NC

         Bassett Upholstery
         Conover, NC

         Bassett Upholstery
         Claremont, NC

         Warehouse
         Los Angeles, CA


ITEM 3.  LEGAL PROCEEDINGS

         Legislation has phased out interest deductions on certain policy loans related to Company owned life insurance (COLI) as of January 1, 1999. The Company has recorded cumulative reductions to income tax expense of approximately $8,000 as the result of COLI interest deductions through 1998. The Internal Revenue Service, on a national level, has pursued an adverse position regarding the deductibility of COLI policy loan interest for years prior to January 1, 1999. The IRS has received favorable rulings on the non-deductibility of COLI loan interest. Management understands that these rulings and the adverse position taken by the IRS will be subjected to extensive challenges in court. In the event that the IRS prevails, the outcome should not be material to the Company's future results of operations.

         The Company is also involved in various claims and actions, including environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4b. EXECUTIVE OFFICERS OF THE REGISTRANT

         John E. Bassett III, 43, served from 1988 to 1997 as the Vice President and General Manager of Bassett Table and as Vice President of Wood Manufacturing since 1997.

         Grover S. Elliott, 61, was the Chief Financial Officer for Cochrane Furniture from 1993 until 1996 and has been with the Company as Vice President of Finance and Investor Relations since 1996.

         Jay R. Hervey, Esq., 42, was an Associate with the Richmond Office of McGuireWoods, LLP from 1992 to 1997 and has been the General Counsel, Vice President and Secretary for the Company since 1997.

         Dennis Hoy, 43, was a furniture buyer with Marlo Furniture from 1987 until 1996 and has been with the Company since 1996, as Casegoods and Merchandise Manager and as Vice President of Merchandising. In 1999, he was promoted to Vice President and General Manager, Upholstery.

         Jack R. Johnson, Jr., 41, has been a sales representative for the Company since 1989 and joined the Company as the Vice President of In-store Licensing in 1999. In 2000, he was promoted to the Vice President of Retail and Marketing.

         Matthew S. Johnson, 40, has been with the Company for 16 years, most recently as Vice President of Wood Merchandising. In 2000, he was promoted to Vice President of Merchandising and Design.

         Charles T. King, 39, was with Coopers and Lybrand from 1985 to 1988, and McMillan, Pate and King, CPA's from 1989 to 1998 and joined the Company in 1998 as Retail Controller. In 2001, he was promoted to Vice President and Controller.

         Thomas E. Prato, 46, has been with the Company since 1987 in Advertising and Sales Management and has been the Vice President of Sales since 1998.

         Barry C. Safrit, 39, was with CHF Industries from 1995 until 1998 as Controller and as Chief Financial Officer and joined the Company as Vice President and Chief Accounting Officer in 1998 and was promoted to Chief Financial Officer in 2001.

         Keith R. Sanders, 57, was with Ethan Allen from 1995 until 1998 as the Vice President of Manufacturing and Vice President of Upholstery and has been the Vice President of Upholstery Manufacturing for the Company from 1998 to 1999. In 1999, he was promoted to Executive Vice President, Operations.

         Robert H. Spilman, Jr., 45, has been with the Company since 1984. He was the Company's Executive Vice President of Marketing and Merchandising from 1994 until 1997 and served as President and Chief Operating Officer from 1997 to 2000. In 2000, he was promoted to Chief Executive Officer and President.

         Thomas R. Swanston, 70, was with Ethan Allen from 1992 until 1999 as General Manager of Business Development, and later served as advisor to the chairman. He joined the Company as Executive Vice President of Sales and Marketing in 2001.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The information contained in the Annual Report under the caption "Investor Information" with respect to number of stockholders, market prices and dividends paid is incorporated herein by reference thereto.

ITEM 6.  SELECTED FINANCIAL DATA

         The information for the five years ended November 24, 2001, contained in "Other Business Data" in the Annual Report is incorporated herein by reference thereto.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and notes to consolidated financial statements of the Registrant and its subsidiaries contained in the Annual Report are incorporated herein by reference thereto. In addition, financial statements of the registrant's significant non-consolidated subsidiaries are included in this Form 10-K on pages F-1 to F-15 and F-16 to F-28.

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

ITEM 11. EXECUTIVE COMPENSATION

         The information contained on pages 6 through 11 of the Proxy Statement under the captions "Organization, Compensation and Nominating Committee Report," "Stockholder Return Performance Graph," "Executive Compensation," "Supplemental Retirement Income Plan," "Deferred Compensation Agreement," and "Director Compensation" is incorporated herein by reference thereto.

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

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report are incorporated herein by reference thereto:

                           Consolidated Balance Sheets--November 24, 2001 and November 25, 2000

                           Consolidated Statements of Income--Years Ended November 24, 2001, November 25, 2000 and November 27, 1999

                           Consolidated Statements of Stockholders' Equity-- Years Ended November 24, 2001, November 25, 2000 and November 27, 1999

                           Consolidated Statements of Cash Flows-- Years Ended November 24, 2001, November 25, 2000 and November 27, 1999

                           Notes to Consolidated Financial Statements

                           Report of Independent Public Accountants

                  International Home Furnishings Center, Inc. Financial Statements are included herein on pages F-1 to F-15.

                  LRG Furniture, LLC Financial Statements are included herein on pages F-16 in F-28.

              (2) Financial Statement Schedule:
                  Schedule II - Analysis of Valuation and Qualifying Accounts for the years ended November 24, 2001, November 25, 2000, and November 27, 1999


              (3) Listing of Exhibits
                  3A. Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.


                  3B.      By-laws as amended are filed herewith.

                  4A. Credit Agreement with a Bank Group dated October 25, 2000 is incorporated herein by reference to Form 10-K for the fiscal year ended November 25, 2000.

                  4B. First Amendment to Credit Agreement with a Bank Group dated October 5, 2001, is filed herewith.

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

         **       10B.     Bassett Executive Deferred Compensation Plan is
                           incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

         **       10C.     Bassett Supplemental Retirement Income Plan is
                           incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

         **       10D.     Bassett 1993 Stock Plan for Non-Employee Directors as
                           amended is incorporated herein by reference to Form
                           10-K for the fiscal year ended November 25, 2000.

         **       10E.     Bassett 1997 Employee Stock Plan is incorporated
                           herein by reference to the Registrant's Registration
                           Statement on Form S-8 ( no. 333-60327) filed on July
                           31, 1998.

                  13. Portions of the Registrant's Annual Report to Stockholders for the year ended November 24, 2001.

                  21.      List of subsidiaries of the Registrant

                  23A. Consent of Independent Public Accountants is filed herewith.

                  23B.     Consent of Independent Auditors is filed herewith.

             **Management contract or compensatory plan or arrangement of the
               Company.

         (b) No reports on Form 8-K were filed during the last quarter of the Registrant's 2001 fiscal year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)


         By: /s/ PAUL FULTON                               Date:     2/21/02
             ---------------------------------------             ---------------
             Paul Fulton
             Chairman of the Board of Directors


         By: /s/ ROBERT H. SPILMAN JR.                     Date:     2/21/02
             ---------------------------------------             ---------------
             Robert H. Spilman Jr.
             President and Chief Executive Officer
             Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         By: /s/ AMY W. BRINKLEY                           Date:     2/21/02
             ---------------------------------------             ---------------
             Amy W. Brinkley
             Director

         By: /s/ PETER W. BROWN                            Date:     2/21/02
             ---------------------------------------             ---------------
             Peter W. Brown
             Director

         By: /s/ WILLIE D. DAVIS                           Date:     2/21/02
             ---------------------------------------             ---------------
             Willie D. Davis
             Director

         By: /s/ ALAN T. DICKSON                           Date:     2/21/02
             ---------------------------------------             ---------------
             Alan T. Dickson
             Director

         By: /s/ HOWARD H. HAWORTH                         Date:     2/21/02
             ---------------------------------------             ---------------
             Howard H. Haworth
             Director

         By:                                               Date:     2/21/02
             ---------------------------------------             ---------------
             Michael E. Murphy
             Director

         By: /s/ DALE C. POND                              Date:     2/21/02
             ---------------------------------------             ---------------
             Dale C. Pond
             Director

         By: /s/ DAVID A. STONECIPHER                      Date:     2/21/02
             ---------------------------------------             ---------------
             David A. Stonecipher
             Director

         By: /s/ BARRY C. SAFRIT                           Date:     2/21/02
             ---------------------------------------             ---------------
             Barry C. Safrit
             Vice President and Chief Financial Officer

                           ANNUAL REPORT ON FORM 10-K
                                  ITEM 14(a)(1)

                                CERTAIN EXHIBITS

                          YEAR ENDED NOVEMBER 24, 2001


           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

                                BASSETT, VIRGINIA

                         INTERNATIONAL HOME FURNISHINGS
                           CENTER, INC. AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS


                   YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

TABLE OF CONTENTS


                                                                                                            Page No.
                                                                                                            --------
INDEPENDENT AUDITORS' REPORT..........................................................................        1

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets........................................................................        2

   Consolidated Statements of Income..................................................................        3

   Consolidated Statements of Stockholders' Equity (Deficit)..........................................        4

   Consolidated Statements of Cash Flows..............................................................        5

   Notes to Consolidated Financial Statements.........................................................        7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
International Home Furnishings Center, Inc.
High Point, North Carolina


We have audited the accompanying consolidated balance sheets of International Home Furnishings Center, Inc. and subsidiary as of October 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended October 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Home Furnishings Center, Inc. and subsidiary at October 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




High Point, North Carolina
November 30, 2001
                                        /s/ DIXON ODOM, PLLC

                                   ----------

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2001 AND 2000

ASSETS                                                                                       2001               2000
                                                                                        --------------     --------------
CURRENT ASSETS
   Cash and cash equivalents                                                            $    8,848,172     $    4,859,447
   Restricted cash                                                                          24,479,827          2,275,974
   Short-term investments                                                                       98,570             94,489
   Receivables
     Trade                                                                                   2,552,434          2,646,756
     Interest                                                                                   10,677              9,279
   Deferred income tax asset                                                                 3,028,000            600,000
   Prepaid expenses                                                                            192,271            717,172
                                                                                        --------------     --------------

                                                                TOTAL CURRENT ASSETS        39,209,951         11,203,117
                                                                                        --------------     --------------

PROPERTY AND EQUIPMENT, at cost
   Land and land improvements                                                                3,293,772          3,293,772
   Buildings, exclusive of theater complex                                                  88,350,771         75,391,981
   Furniture and equipment                                                                   3,707,139          3,717,945
   Construction in progress                                                                          -         11,569,301
                                                                                        --------------     --------------
                                                                                            95,351,682         93,972,999
   Accumulated depreciation                                                                (46,121,761)       (46,022,092)
                                                                                        --------------     --------------
                                                                                            49,229,921         47,950,907
                                                                                        --------------     --------------

OTHER ASSETS
   Theater complex, at cost less amortization                                                  890,344            933,599
   Deferred financing costs, net of accumulated amortization of $508,803
    and $187,943 at October 31, 2001 and 2000, respectively                                  2,411,052            396,766
   Interest rate cap agreement, at fair value                                                   46,613                  -
                                                                                        --------------     --------------
                                                                                             3,348,009          1,330,365
                                                                                        --------------     --------------

                                                                                        $   91,787,881     $   60,484,389
                                                                                        ==============     ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable, trade                                                              $    1,014,684     $    3,994,972
   Accrued property taxes                                                                    1,840,732          1,702,341
   Other accrued expenses                                                                      851,281            693,418
   Rents received in advance                                                                 7,765,348          1,502,952
   Income taxes payable                                                                      1,949,956                  -
   Current maturities of long-term debt                                                      2,627,187          9,995,880
                                                                                        --------------     --------------

                                                           TOTAL CURRENT LIABILITIES        16,049,188         17,889,563
                                                                                        --------------     --------------

LONG-TERM DEBT                                                                             130,555,336         45,658,704
                                                                                        --------------     --------------

OTHER LONG-TERM LIABILITIES
   Supplemental retirement benefits                                                          1,924,223          1,745,023
   Deferred income taxes                                                                       587,000          1,090,000
                                                                                        --------------     --------------
                                                                                             2,511,223          2,835,023
                                                                                        --------------     --------------

COMMITMENTS (Note G)

STOCKHOLDERS' DEFICIT
   Common stock, $5 par value, 1,000,000 shares authorized,
    527,638 shares issued in 2001 and 2000                                                   2,638,190          2,638,190
   Additional paid-in capital                                                                  169,360            169,360
   Accumulated deficit                                                                     (60,135,416)        (8,706,451)
                                                                                        --------------     --------------
                                                                                           (57,327,866)        (5,898,901)
                                                                                        --------------     --------------

                                                                                        $   91,787,881     $   60,484,389
                                                                                        ==============     ==============


See accompanying notes to financial statements.                          Page 2

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

                                                                        2001                2000               1999
                                                                  ---------------     ---------------     ---------------
OPERATING REVENUES
   Rental income                                                  $    34,682,203     $    31,620,514     $    31,684,174
   Other revenues                                                       6,973,398           6,922,474           6,472,825
                                                                  ---------------     ---------------     ---------------

                                      TOTAL OPERATING REVENUES         41,655,601          38,542,988          38,156,999
                                                                  ---------------     ---------------     ---------------

OPERATING EXPENSES
   Compensation and benefits                                            4,642,208           4,242,802           4,084,283
   Market and promotional                                               2,589,746           2,593,966           2,558,772
   Maintenance and building costs                                       1,012,997             858,194             862,804
   Depreciation expense                                                 2,647,449           2,179,109           2,202,723
   Rent                                                                   152,234             152,234             152,234
   Property taxes and insurance                                         2,269,932           1,997,121           1,987,898
   Utilities                                                            1,872,132           1,655,730           1,652,068
   Other operating costs                                                1,373,183             535,776             617,201
                                                                  ---------------     ---------------     ---------------

                                      TOTAL OPERATING EXPENSES         16,559,881          14,214,932          14,117,983
                                                                  ---------------     ---------------     ---------------

                                        INCOME FROM OPERATIONS         25,095,720          24,328,056          24,039,016
                                                                  ---------------     ---------------     ---------------

NONOPERATING INCOME
   Interest income                                                      1,071,901             808,703             929,317
   Dividend income                                                          4,597               4,652               3,692
                                                                  ---------------     ---------------     ---------------

                                     TOTAL NONOPERATING INCOME          1,076,498             813,355             933,009
                                                                  ---------------     ---------------     ---------------

NONOPERATING EXPENSES
   Interest expense                                                     7,870,387           4,109,489           4,936,077
                                                                  ---------------     ---------------     ---------------

                                   TOTAL NONOPERATING EXPENSES          7,870,387           4,109,489           4,936,077
                                                                  ---------------     ---------------     ---------------

                                    INCOME BEFORE INCOME TAXES
                                        AND EXTRAORDINARY ITEM         18,301,831          21,031,922          20,035,948

PROVISION FOR INCOME TAXES                                              7,166,000           8,101,000           7,770,000
                                                                  ---------------     ---------------     ---------------

                                                 INCOME BEFORE
                                            EXTRAORDINARY ITEM         11,135,831          12,930,922          12,265,948

EXTRAORDINARY ITEM
   Loss on early extinguishment of debt, net
    of income tax benefit of $1,217,000                                (1,886,426)                  -                   -
                                                                  ---------------     ---------------     ---------------

                                                    NET INCOME    $     9,249,405     $    12,930,922     $    12,265,948
                                                                  ===============     ===============     ===============

BASIC EARNINGS PER COMMON SHARE
   Income before extraordinary item                               $         21.11     $         24.51     $         23.25
   Extraordinary item                                                       (3.58)                  -                   -
                                                                  ---------------     ---------------     ---------------

   Net income                                                     $         17.53     $         24.51     $         23.25
                                                                  ===============     ===============     ===============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                                527,638             527,638             527,638
                                                                  ===============     ===============     ===============

See accompanying notes to financial statements.                          Page 3

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999

                                                                          Additional
                                                          Common            Paid-In        Accumulated
                                                           Stock            Capital          Deficit            Total
                                                      --------------    -------------     -------------    --------------
BALANCE (DEFICIT), OCTOBER 31, 1998                   $    2,638,190    $     169,360     $ (20,712,371)   $  (17,904,821)

   Net income                                                      -                -        12,265,948        12,265,948
   Dividends paid ($25.00 per common share)                        -                -       (13,190,950)      (13,190,950)
                                                      --------------    -------------     -------------    --------------

BALANCE (DEFICIT), OCTOBER 31, 1999                        2,638,190          169,360       (21,637,373)      (18,829,823)

   Net income                                                      -                -        12,930,922        12,930,922
                                                      --------------    -------------     -------------    --------------

BALANCE (DEFICIT), OCTOBER 31, 2000                        2,638,190          169,360        (8,706,451)       (5,898,901)

   Net income                                                      -                -         9,249,405         9,249,405
   Dividends paid ($115.00 per common share)                       -                -       (60,678,370)      (60,678,370)
                                                      --------------    -------------     -------------    --------------

BALANCE (DEFICIT), OCTOBER 31, 2001                   $    2,638,190    $     169,360     $ (60,135,416)   $  (57,327,866)
                                                      ==============    =============     =============    ==============


See accompanying notes to financial statements.                          Page 4

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999


                                                                       2001                2000                1999
                                                                 ----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $      9,249,405    $     12,930,922    $     12,265,948
   Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization                                      3,209,295           2,301,760           2,325,374
     Decrease in fair value of interest rate cap agreement                265,887                   -                   -
     Loss on early extinguishment of debt                               3,103,426                   -                   -
     Provision for losses on accounts receivable                           25,154               6,341               1,360
     (Gain) loss on disposal of assets                                     45,352              (3,134)                  -
     Deferred income taxes                                             (2,931,000)           (354,000)           (500,000)
     Change in assets and liabilities
       (Increase) decrease in trade and interest receivables               67,770            (394,166)            (68,728)
       (Increase) decrease in prepaid expenses                            524,901              89,057            (750,264)
       Increase (decrease) in accounts payable and
        accrued expenses                                                   39,047             207,521            (139,200)
       Increase (decrease) in rents received in advance                 6,262,396            (110,737)            134,806
       Increase in supplemental retirement benefits                       179,200             240,796             541,136
       Increase in income taxes payable                                 1,949,956                   -                   -
                                                                 ----------------    ----------------    ----------------

                                         NET CASH PROVIDED BY
                                         OPERATING ACTIVITIES          21,990,789          14,914,360          13,810,432
                                                                 ----------------    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase and construction of property and equipment                 (6,690,764)         (8,764,159)           (337,457)
   Proceeds from sale of property and equipment                                 -               4,000                   -
   Purchase of short-term investments                                      (4,081)             (3,711)             (7,135)
   Increase in restricted cash                                        (22,203,853)                  -                   -
                                                                 ----------------    ----------------    ----------------

                                             NET CASH USED BY
                                         INVESTING ACTIVITIES         (28,898,698)         (8,763,870)           (344,592)
                                                                 ----------------    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt                           135,000,000                   -                   -
   Principal payments on long-term debt                               (57,472,061)         (9,295,564)         (8,667,074)
   Cost incurred to extinguish debt early                              (2,720,580)                  -                   -
   Purchase of interest rate cap                                         (312,500)                  -                   -
   Dividends paid                                                     (60,678,370)                  -         (13,190,950)
   Financing costs paid                                                (2,919,855)                  -                   -
                                                                 ----------------    ----------------    ----------------

                                     NET CASH PROVIDED (USED)
                                      BY FINANCING ACTIVITIES          10,896,634          (9,295,564)        (21,858,024)
                                                                 ----------------    ----------------    ----------------

                                   NET INCREASE (DECREASE) IN
                                    CASH AND CASH EQUIVALENTS           3,988,725          (3,145,074)         (8,392,184)

CASH AND CASH EQUIVALENTS, BEGINNING                                    4,859,447           8,004,521          16,396,705
                                                                 ----------------    ----------------    ----------------

                            CASH AND CASH EQUIVALENTS, ENDING    $      8,848,172    $      4,859,447    $      8,004,521
                                                                 ================    ================    ================


See accompanying notes to financial statements.                          Page 5

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999



                                                                       2001                2000                1999
                                                                 ----------------    ----------------    ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
   Cash paid during the year for:
     Income taxes                                                $      6,302,511    $      8,357,298    $      9,049,420
     Interest, net of amount capitalized                                7,699,674           4,166,000           4,988,768

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
 AND INVESTING ACTIVITIES
   Accounts payable incurred for acquisition of property and
    equipment                                                    $        201,715    $      2,924,796    $              -
                                                                 ================    ================    ================

See accompanying notes to financial statements.                          Page 6

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2001, 2000 AND 1999


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


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies relative to the carrying values of property and equipment, theater complex and interest rate cap agreement are indicated in the captions on the consolidated balance sheets. Other significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of International Home Furnishings Center, Inc. and its wholly-owned subsidiary, IHFC Properties, L.L.C., a company organized on December 21, 2000. All material intercompany transactions have been eliminated. The Company and its subsidiary are referred to collectively herein as "the Company." Notwithstanding the consolidation of the Company and IHFC Properties, L.L.C. in these financial statements, IHFC Properties, L.L.C. is a separate entity, with separate assets and liabilities and has its own separate financial statements.

Rental Income

Income from rental of exhibition space is recognized under the operating method. Aggregate rentals are reported as income on the straight-line basis over the lives of the leases, and expenses are charged as incurred against such income. Future rentals under existing leases are not recorded as assets in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investment Securities

The Company has investments in debt and marketable equity securities. Debt securities consist of obligations of state and local governments and U. S. corporations. Marketable equity securities consist primarily of investments in mutual funds.

                                                                             F-8
INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2001, 2000 AND 1999


NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment Securities (Continued)

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

Property, Equipment and Depreciation

Expenditures for maintenance, repairs, and minor renewals are charged to expense as incurred. Major renewals and betterments are capitalized. Depreciation is provided primarily on the straight-line method over the following estimated useful lives:

              Land improvements                                                                     10 years
              Building structures                                                             20 to 50 years
              Building components                                                              5 to 20 years
              Furniture and equipment                                                          3 to 10 years

In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically reviews long-lived assets when indications of impairment exist, and if the value of the assets is impaired, an impairment loss would be recognized.

Deferred Financing Costs

Costs associated with obtaining long-term financing have been deferred and are being amortized on the interest method over the term of the related debt. Amortization expense charged to operations during the years ended October 31, 2001, 2000 and 1999 was $522,725, $83,530 and $83,530, respectively.

Derivative Instruments

As disclosed in Note E, the Company entered into an interest rate cap agreement to limit its exposure to increasing interest cost on its term debt. The Company's investment in the agreement is carried at fair value, and changes in fair value are included in earnings. The agreement is not designated as a hedge.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2001, 2000 AND 1999


NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related to temporary differences between the reported amounts of assets and liabilities and their tax bases. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

In 1991, the Company adopted a nonqualified supplemental retirement benefits plan for key management employees. Benefits payable under the plan are based upon the participant's average compensation during his last five years of employment and are reduced by benefits payable under the Company's qualified retirement plan and by one-half of the participant's social security benefits. Benefits under the plan do not vest until the attainment of normal retirement age; however, a reduced benefit is payable if employment terminates prior to normal retirement age because of death or disability. The vested portion of the benefits under this plan amounted to approximately $1,345,000 at October 31, 2001. The Company has no obligation to fund this supplemental plan.

Fair Value of Financial Instruments

The carrying amount of the Company's significant financial instruments, none of which are held for trading purposes, approximates fair value at October 31, 2001 and 2000. Cash, cash equivalents and restricted cash approximate fair value because of the short maturities of these instruments. Long-term debt approximates fair value because of its floating interest rate terms.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2001, 2000 AND 1999

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE C - RESTRICTED CASH

The Company has restricted, interest-bearing cash accounts held by the lender under the escrow provisions of the term loan agreement described in Note E. The restricted cash balances are held for the following purposes at October 31, 2001:

         Taxes and insurance                                                       $        767,025
         Required repairs                                                                 1,120,729
         Replacements                                                                       142,251
         Environmental                                                                      802,882
         Debt service                                                                     7,438,700
         Operating expenses                                                                 677,394
         Ground rent                                                                         48,360
         Cash management                                                                 13,482,486
                                                                                   ----------------

                                                                                   $     24,479,827
                                                                                   ================

All rents and other income from operation of the Company's property are deposited directly into a lockbox account controlled by the lender under the Company's cash management agreement. In May and November of each year during the term of the loan, the lender will disburse to the Company amounts in the cash management account in excess of the amounts needed to replenish the various escrow accounts.

The Company has granted the lender a security interest in each of the restricted cash accounts as additional security for the outstanding term loan.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2001, 2000 AND 1999


NOTE D - INVESTMENT IN DEBT AND MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of October 31, 2001 and 2000:

                                                                                   2001
                                                 ------------------------------------------------------------------------
                                                                         Gross              Gross
                                                    Amortized         Unrealized         Unrealized             Fair
                                                      Cost               Gains             Losses               Value
                                                 --------------     --------------     ---------------    ---------------
         Debt securities
            State and local governments          $    3,015,466     $            -     $             -    $     3,015,466
            Corporate                                 3,000,000                  -                   -          3,000,000
         Equity securities                               98,570                  -                   -             98,570
                                                 --------------     --------------     ---------------    ---------------

                                                 $    6,114,036     $            -     $             -    $     6,114,036
                                                 ==============     ==============     ===============    ===============

                                                                                   2000
                                                 ------------------------------------------------------------------------
                                                                         Gross              Gross
                                                    Amortized         Unrealized         Unrealized             Fair
                                                      Cost               Gains             Losses               Value
                                                 --------------     --------------     ---------------    ---------------

         Debt securities
            State and local governments          $    3,825,717     $            -     $             -    $     3,825,717
         Equity securities                               94,489                  -                   -             94,489
                                                 --------------     --------------     ---------------    ---------------

                                                 $    3,920,206     $            -     $             -    $     3,920,206
                                                 ==============     ==============     ===============    ===============

Available-for-sale securities are classified in the following balance sheet captions as of October 31, 2001 and 2000:

                                                                                       2001                   2000
                                                                                ------------------     ------------------
         Cash and cash equivalents                                              $        6,015,466     $        3,825,717
         Short-term investments                                                             98,570                 94,489
                                                                                ------------------     ------------------

                                                                                $        6,114,036     $        3,920,206
                                                                                ==================     ==================

All the Company's debt securities mature within three months.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2001, 2000 AND 1999


NOTE E - LONG-TERM DEBT

Long-term debt consists of the following at October 31, 2001 and 2000:

                                                                                               2001                   2000
                                                                                        ------------------     ------------------
         Term note payable, consisting of three components - A ($94,482,523), B
           ($12,000,000), and C ($26,700,000). Principal payments are due monthly based on an amortization schedule provided by the lender and are applied first to component A. Interest is payable monthly at varying rates for the three components - LIBOR plus 1.92% for component A, LIBOR plus 2.22% for component B, and LIBOR plus 2.72%
           for component C. At October 31, 2001, the interest rates were 4.5575%
           for component A, 4.8575% for component B, and 5.3575% for component
           C. The note matures in December 2003 and has two one-year extension periods available, which the Company intends to exercise. The loan is collateralized by land and buildings, restricted cash (Note C), rents
           and assignment of leases with tenants.                                       $      133,182,523      $               -

         Term note payable, repaid in fiscal year ended October 31, 2001.               $                -      $      55,654,584
                                                                                        ------------------     ------------------
                                                                                               133,182,523             55,654,584
         Less current maturities                                                                 2,627,187              9,995,880
                                                                                        ------------------     ------------------

                                                                                        $      130,555,336     $       45,658,704
                                                                                        ==================     ==================

The aggregate maturities of long-term debt are due as follows:

              Year Ending October 31,
                       2002                                                             $        2,627,187
                       2003                                                                      2,880,776
                       2004                                                                      3,158,841
                       2005                                                                      3,463,746
                       2006                                                                    121,051,973
                                                                                        ------------------

                                                                                        $      133,182,523
                                                                                        ==================

During the year ended October 31, 2001, the Company entered into an interest rate cap agreement that has a notional amount of $133,182,523 at October 31, 2001. The notional amount will decrease as principal payments are made on the Company's term debt and will be equal to the term debt until the agreement expires January 3, 2004. Under the agreement, the Company will receive an amount equal to the interest it incurs on its term debt in excess of 8%, if any. The $265,887 decrease in the fair value of the interest rate cap agreement was charged to earnings during the year ended October 31, 2001.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2001, 2000 AND 1999


NOTE E - LONG-TERM DEBT (CONTINUED)

Total interest cost incurred for the years ended October 31, 2001, 2000 and 1999 was $8,241,933, $4,303,766 and $4,936,077, respectively. Of the interest cost for the years ended October 31, 2001 and 2000, $371,546 and $194,277, respectively, was capitalized as part of the building construction costs. There was no interest capitalized in the year ended October 31, 1999.

The Company recorded an extraordinary loss of $1,886,426 after income taxes as a result of the early extinguishment of term debt in the amount of $54,039,689. The loss consisted primarily of costs associated with the early extinguishment and the write-off of unamortized financing costs of $382,846. The extinguishment of the debt was financed with a portion of the proceeds from the $135,000,000 term loan.


NOTE F - INCOME TAXES

The provision for income taxes consists of the following for the years ended October 31, 2001, 2000 and 1999:

                                                                      2001                2000                 1999
                                                                ---------------     ----------------     ----------------
         Federal:
            Current                                             $     7,365,000     $      6,975,000     $      6,765,000
            Deferred                                                 (2,415,000)            (287,000)            (395,000)
                                                                ---------------     ----------------     ----------------
                                                                      4,950,000            6,688,000            6,370,000
                                                                ---------------     ----------------     ----------------

         State:
            Current                                                   1,515,000            1,480,000            1,505,000
            Deferred                                                   (516,000)             (67,000)            (105,000)
                                                                ---------------     ----------------     ----------------
                                                                        999,000            1,413,000            1,400,000
                                                                ---------------     ----------------     ----------------

                                                       TOTAL    $     5,949,000     $      8,101,000     $      7,770,000
                                                                ===============     ================     ================

A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

                                                                      2001                2000                 1999
                                                                ---------------     ----------------     ----------------
         Income taxes computed at the federal
          statutory rate                                        $     5,319,000     $      7,360,000     $      7,013,000
         State taxes, net of federal benefit                            649,000              918,000              910,000
         Nontaxable investment income                                   (48,000)            (112,000)            (180,000)
         Other, net                                                      29,000              (65,000)              27,000
                                                                ---------------     ----------------     ----------------

                                                                $     5,949,000     $      8,101,000     $      7,770,000
                                                                ===============     ================     ================

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2001, 2000 AND 1999



NOTE F - INCOME TAXES (CONTINUED)

The components of deferred income taxes consist of the following:

                                                                                            2001                2000
                                                                                       --------------     ---------------
   Deferred income tax assets:
      Rents received in advance                                                        $    3,028,000     $       600,000
      Supplemental retirement benefits                                                        750,000             700,000
      Interest rate cap                                                                        70,000                   -
      Deferred financing costs                                                                  9,000                   -
                                                                                       --------------     ---------------

                                                         TOTAL DEFERRED TAX ASSETS          3,857,000           1,300,000

   Deferred income tax liabilities:
      Depreciation                                                                         (1,416,000)         (1,790,000)
                                                                                       --------------     ---------------

                                                                TOTAL NET DEFERRED
                                                          TAX ASSETS (LIABILITIES)     $    2,441,000     $      (490,000)
                                                                                       ==============     ===============


NOTE G - LAND LEASE COMMITMENT

During 1975, the Company completed construction of an eleven-story exhibition building. The building is constructed on land leased from the City of High Point, North Carolina under a noncancelable lease. The lease is for an initial term of fifty years with three options to renew for periods of ten years each and a final renewal option for nineteen years. Annual rental under the lease is $152,234 as of October 31, 2001 and is subject to adjustment at the end of each five-year period, such adjustment being computed as defined in the lease agreement. As part of the lease agreement, the Company constructed a theater complex for public use and office space for use by the City of High Point on the lower levels of the building. Annual rental cash payments over the initial fifty-year lease term are being reduced by $39,121 which represents amortization of the cost of the theater and office complex constructed for the City of High Point. At the termination of the lease, the building becomes the property of the City of High Point. Under the terms of the lease, the Company is responsible for all expenses applicable to the exhibition portion of the building. The City of High Point is responsible for all expenses applicable to the theater complex and office space constructed for use by the City.


NOTE H - RETIREMENT EXPENSE

Amounts expensed under the Company's retirement plans amounted to $350,669, $394,166 and $691,698 for the years ended October 31, 2001, 2000 and 1999, respectively, including $179,200, $240,796 and $541,136 under the supplemental retirement benefits plan for the years ended October 31, 2001, 2000 and 1999, respectively.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2001, 2000 AND 1999


NOTE I - RENTALS UNDER OPERATING LEASES

The Company's leasing operations consist principally of leasing exhibition space. Property on operating leases consists of substantially all of the asset "buildings, exclusive of theater complex" included on the consolidated balance sheets. Accumulated depreciation on this property amounted to $42,925,163 at October 31, 2001 and $42,943,916 at October 31, 2000. Leases are typically for five-year periods and contain provisions to escalate rentals based upon either the increase in the consumer price index or increases in ad valorem taxes, utility rates and charges, minimum wage imposed by federal and state governments, maintenance contracts for elevators and air conditioning, maintenance of common areas, social security payments, increases resulting from collective bargaining contracts, if any, and such other similar charges and rates required in operating the Company. Tenants normally renew their leases.

The following is a schedule of minimum future rentals under noncancelable operating leases as of October 31, 2001, exclusive of amounts due under escalation provisions of lease agreements:

                Year Ending October 31,
                         2002                                                      $     30,048,586
                         2003                                                            26,019,227
                         2004                                                            22,329,312
                         2005                                                            15,028,725
                         2006                                                             2,073,780
                                                                                   ----------------

             Total minimum future rentals                                          $     95,499,630
                                                                                   ================

Rental income includes contingent rentals under escalation provisions of leases of $1,164,693, $823,536 and $1,322,521 for the years ended October 31, 2001,
2000 and 1999, respectively. Rental income from related parties amounted to $2,682,719, $2,374,813 and $1,980,775 for the years ended October 31, 2001, 2000 and 1999, respectively.


NOTE J - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits and trade accounts receivable from customers predominantly in the Home Furnishings Industry. As of October 31, 2001, the Company's bank balances exceeded federally insured limits by $16,509,628. The Company's trade accounts receivable are generally collateralized by merchandise in leased exhibition spaces which is in the Company's possession.


NOTE K - STOCKHOLDERS' DEFICIT

The stockholders' deficit resulted from the payment of dividends substantially in excess of accumulated earnings. The dividends in excess of accumulated earnings were financed, in part, with the proceeds of long-term debt. Although interest on this debt will negatively impact future earnings, management believes, based on projections of future operations and cash flows, that future earnings will provide adequate equity capital for the Company and that operating cash flows will be sufficient to provide for debt service and for the Company's other financing and investing needs.

LRG FURNITURE, LLC

Financial Statements
As of November 30, 2001 and 2000
Together with Report of Independent Public Accountants

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Members of
  LRG Furniture, LLC:


We have audited the accompanying balance sheets of LRG FURNITURE, LLC (a Virginia limited liability company) as of November 30, 2001 and 2000, and the related statements of operations and changes in members' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LRG Furniture, LLC as of November 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.




Houston, Texas
December 21, 2001                                      /s/ Arthur Andersen, LLP

                               LRG FURNITURE, LLC

                  BALANCE SHEETS -- NOVEMBER 30, 2001 AND 2000

                                      ASSETS                                             2001             2000
                                      ------                                        --------------  ----------------
CURRENT ASSETS:
    Cash and cash equivalents                                                         $  2,456,466     $  4,191,154
    Accounts receivable, net of allowances of $60,910 and $104,000 in
        2001 and 2000, respectively                                                        644,338          681,167
    Merchandise inventories, net                                                        10,119,254       11,785,997
    Prepaid expenses                                                                        72,053          106,310
                                                                                    --------------  ----------------
                      Total current assets                                              13,292,111       16,764,628
                                                                                    --------------  ----------------
PROPERTY AND EQUIPMENT:
    Computer equipment                                                                     374,909          343,577
    Store fixtures                                                                         355,885          268,302
    Office furniture, fixtures and equipment                                             1,027,155        1,222,508
    Leasehold improvements                                                               1,369,775        1,590,578
    Vehicles                                                                               174,798          115,692
                                                                                    --------------  ----------------
                                                                                         3,302,522        3,540,657
    Less - Accumulated depreciation                                                       (661,893)        (345,033)
                                                                                    --------------  ----------------
                                                                                         2,640,629        3,195,624
                                                                                    --------------  ----------------
OTHER ASSETS, NET (NOTE 3)                                                                 776,379          825,775
                                                                                    --------------  ----------------
                                                                                       $16,709,119      $20,786,027
                                                                                    ==============  ================

                         LIABILITIES AND MEMBERS' DEFICIT
                         --------------------------------
CURRENT LIABILITIES:
    Current portion of long-term debt (Note 5)                                        $  2,466,836     $  1,548,636
    Accounts payable, primarily to Members (Note 7)                                      9,882,446       10,970,062
    Customer deposits                                                                    2,390,342        2,983,731
    Accrued liabilities                                                                  1,026,186          909,448
                                                                                    --------------  ----------------
                      Total current liabilities                                         15,765,810       16,411,877
                                                                                    --------------  ----------------
LONG-TERM DEBT (NOTE 5)                                                                  1,306,344        3,299,364
                                                                                    --------------  ----------------
NOTES PAYABLE TO MEMBERS AND DEFERRED INTEREST
    PAYABLE (NOTE 5)                                                                    13,291,482        7,981,333
                                                                                    --------------  ----------------
COMMITMENTS AND CONTINGENCIES (NOTES 6, 9 AND 11)
MEMBERS' DEFICIT                                                                       (13,654,517)      (6,906,547)
                                                                                    --------------  ----------------
                                                                                       $16,709,119      $20,786,027
                                                                                    ==============  ================

              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                               LRG FURNITURE, LLC

            STATEMENTS OF OPERATIONS AND CHANGES IN MEMBERS' DEFICIT
                 FOR THE YEARS ENDED NOVEMBER 30, 2001 AND 2000

                                                                                        2001              2000
                                                                                    ------------     -----------
SALES                                                                               $ 62,577,684     $63,058,739
COST OF GOODS SOLD                                                                    34,638,022      34,849,470
                                                                                    ------------     -----------
                      Gross profit                                                    27,939,662      28,209,269
OPERATING AND GENERAL EXPENSES                                                        33,553,602      37,294,558
                                                                                    ------------     -----------
                      Loss from operations                                            (5,613,940)     (9,085,289)
INTEREST EXPENSE                                                                       1,134,030         498,747
                                                                                    ------------     -----------
NET LOSS                                                                              (6,747,970)     (9,584,036)
MEMBERS' (DEFICIT) EQUITY, BEGINNING OF YEAR                                          (6,906,547)      2,677,489
                                                                                    ------------     -----------
MEMBERS' DEFICIT, END OF YEAR                                                       $(13,654,517)    $(6,906,547)
                                                                                    ============     ===========

              The accompanying notes to financial statements are an
                     integral part of these statements.

                               LRG FURNITURE, LLC

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30, 2001 AND 2000

                                                                                        2001             2000
                                                                                   ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                          $(6,747,970)     $(9,584,036)
    Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation                                                                   406,772          345,033
           Amortization                                                                   422,014           53,568
           Loss on sale of property and equipment                                         235,312                0
           Changes in operating assets and liabilities:
               Accounts receivable                                                         36,829           71,918
               Merchandise inventories                                                  2,173,743       (2,245,991)
               Prepaid expenses                                                            39,757           54,805
               Accounts payable and accrued liabilities                                  (327,544)       1,131,932
               Customer deposits                                                         (739,389)      (1,509,920)
               Other                                                                       (5,049)          (4,596)
                                                                                   ---------------  --------------
                      Net cash used in operating activities                            (4,505,525)     (11,687,287)
                                                                                   ---------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                  (206,232)        (617,582)
    Proceeds on sale of property and equipment                                            204,389                0
                                                                                   ---------------  --------------
                      Net cash used in investing activities                                (1,843)        (617,582)
                                                                                   ---------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                          500,000        4,848,000
    Repayment of long-term debt                                                        (1,827,320)      (2,175,000)
    Proceeds from notes payable to Members                                              4,100,000        7,808,000
                                                                                   ---------------  --------------
                      Net cash provided by financing activities                         2,772,680       10,481,000
                                                                                   ---------------  --------------
NET DECREASE IN CASH                                                                   (1,734,688)      (1,823,869)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            4,191,154        6,015,023
                                                                                   ---------------  --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                $ 2,456,466      $ 4,191,154
                                                                                   ===============  ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - CASH PAID DURING THE YEAR FOR
    INTEREST                                                                         $    479,430     $    393,886
                                                                                   ===============  ==============

              The accompanying notes to financial statements are an
                     integral part of these statements.

                               LRG FURNITURE, LLC

                          NOTES TO FINANCIAL STATEMENTS
                           NOVEMBER 30, 2001 AND 2000

 1. HISTORY AND ORGANIZATION

    LRG Furniture, LLC (the Company) was formed as a limited liability company under the laws of Virginia on November 29, 1999. The Company was formed as a joint venture between Bassett Furniture Industries, Inc. (Bassett) and Bassett Direct Plus Texas, LLC (BDPT) (collectively referred to herein as the Members). Bassett and BDPT were credited with 51% and 49%, respectively, of the combined members' equity of $2,677,489 at the date of formation.

 2. CONTINUING OPERATIONS

    The Company has experienced significant losses from operations since inception. The Company incurred a net loss of $6,748,000 and $9,584,000 in the years 2001 and 2000, respectively, and has Members' deficit of $13,655,000 and $6,907,000 as of November 30, 2001 and 2000, respectively.
    Management has implemented a profit improvement program that includes evaluation and realignment of the Company's business to improve profitability. This program has resulted in significant operational changes, overall downsizing of the Company's administrative and operating overhead and disposals or planned disposals of selected stores (see Note 11). These store disposals will leave the Company with seven stores in the Texas and Nevada markets. As a result of these actions, the Company expects to substantially reduce losses from operations, however, there can be no assurances that management's program will be successful.

    The Members have historically provided, and are currently providing, sufficient financial support to the Company to fund the Company's obligations and working capital requirements as those obligations become due. The Members loaned a total of $4,100,000 to the Company in 2001 and $7,808,000 in 2000 (see Note 5). Management of Bassett has committed to provide the necessary level of financial support to the Company to enable it to pay its obligations as they become due through November 30, 2003. Bassett, however, is not legally obligated to provide such support. In addition, Bassett has guaranteed repayment of all of the Company's third-party long-term debt.

 3. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    OPERATIONS

    The Company currently operates 12 retail furniture stores in North Carolina, Virginia, Kentucky, Nevada and Texas (see Note 11). These stores operate under the "Bassett Furniture Direct" name and substantially all of their purchases are contractually obligated from Bassett and its affiliates.

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

    RECLASSIFICATIONS

    For comparative purposes, certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

    CASH AND CASH EQUIVALENTS

    Cash includes cash on hand, cash in banks and deposits in-transit from credit card companies.

    REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

    The Company recognizes revenue upon the delivery of products to its customers. There is no concentration of credit risk to any one customer. Allowances are provided for estimated losses associated with anticipated future returns of products sold by the Company and inability of customers to pay balances due. Actual product returns and cash collections could differ from management's estimates making it reasonably possible that a change in these estimates could occur in the near term.

    MERCHANDISE INVENTORIES

    Merchandise inventories are stated at the lower of first-in, first-out
    (FIFO) cost or market. Allowances are established to reduce the cost of excess and obsolete inventories to their estimated net realizable value. Shipping and handling costs associated with inbound freight are included in cost of sales and amounts related to merchandise inventory on hand at year-end are capitalized in merchandise inventories.

    PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

Computer equipment                                        3-5 years
Store fixtures                                              7 years
Office furniture, fixtures and equipment                    7 years
Leasehold improvements                                Life of lease
Vehicles                                                    5 years

    When property is sold or retired, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the statement of operations and changes in members' equity. Expenditures for maintenance and repairs are charged to operations as incurred.

    OTHER ASSETS

    Other assets are comprised primarily of an assumed lease contract with an independent third party that has terms that are favorable to its local market value and refundable deposits with various utilities and property lessors. The favorable lease contract, which has a gross balance of $758,867, is amortized over the lease term, which is 15 years. Accumulated amortization related to this favorable lease contract was $107,136 and $53,568 in 2001 and 2000, respectively. The deposits are refundable at the discretion of the utility or lessor as applicable.

    LONG-LIVED ASSETS

    The Company applies Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangible assets to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event assets are impaired, losses are recognized based on the excess carrying amounts over the estimated discounted future cash flows or fair market value of the asset. SFAS No. 121 also requires that assets to be disposed of be reported at the lower of the carrying amount or the fair market value less selling costs. Management does not believe there are any impairments of long-lived assets at November 30, 2001.

    PREOPENING EXPENSES

    Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred. Preopening expenses were $177,000 and $450,000 in 2001 and 2000, respectively.

    ADVERTISING COSTS

    The Company expenses advertising costs as incurred. Advertising expense was $4,355,000 and $5,931,000 in 2001 and 2000, respectively.

    SHIPPING AND HANDLING FEES AND COSTS

    In September 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10). EITF 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the consolidated financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with outbound freight are included in operating and general expenses and totaled $6,442,000 and $7,012,000 in fiscal 2001 and 2000, respectively.

    CUSTOMER DEPOSITS

    Customer deposits relate to amounts paid by customers to the Company at the time they order goods. These deposits are applied to the ultimate sales price once goods are delivered to the customer, and are recognized as revenue at that time.

    INCOME TAXES

    The Company is treated as a pass-through entity for federal income tax purposes. As a result, the Company is not subject to income tax, but rather the liability for income taxes from the taxable income generated by the Company is the obligation of the Members. The Company is treated similarly for state income tax purposes and, under current law in the states in which the Company is conducting business, the Company is not subject to state income taxes. Accordingly, no provision or benefit for federal and state income taxes has been recorded in the accompanying financial statements.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. Because of their short maturity, the carrying amounts of cash, accounts receivable and accounts payable approximate fair value. The carrying amounts of long-term debt approximate fair value due to the variable rate nature of bank debt and the Company's belief that its interest rates on fixed interest rate debt due to its Members approximate fair value rates for the Company.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement amends the accounting and reporting standards of Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted the provisions of this statement in 2001 and the impact of adopting the statement is immaterial.

    In April 2001, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing Financial Assets and Extinguishment of Liabilities." This statement replaces SFAS No. 125, but carries over most of the provisions of SFAS No. 125 without reconsideration. The impact of adopting this pronouncement was not material to the Company's financial statements.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement requires that all business combinations initiated after June 30, 2001, be accounted for by the purchase method, eliminating the availability of the pooling-of-interests method. In addition SFAS No. 141 requires recognition of intangible assets apart from goodwill if they meet certain criteria. Any acquisition activity performed by the Company subsequent to the effective date of this statement will be accounted for under the purchase method. Management does not expect the impact of adopting SFAS No. 141 to be material to the Company's financial statements.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement supercedes APB Opinion No. 17. SFAS No. 142 establishes new standards for measuring the carrying value of goodwill related to acquired companies. Instead of amortizing goodwill over a fixed period of time, the Company will instead measure the fair value of acquiring businesses annually to determine if goodwill has been impaired. The Company plans to adopt this statement in fiscal 2002. Amortization of intangibles recorded in fiscal 2001 that may no longer be recorded after implementation was $367,569 (see Note 4). Management is currently assessing other implementation issues and has not yet determined whether, or the extent to which, it will affect the financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121. In addition, this statement addresses the accounting for the segment of a business accounted for as a discontinued operation under APB Opinion 30. This statement would impact the Company's reporting if the Company chose to discontinue an operation, and becomes effective for the Company in fiscal 2003. Management does not expect the impact of adopting SFAS No. 144 to be material to the Company's financial statements.

 4. ACQUISITION OF LOUISVILLE STORE

    On December 15, 2000, the Company acquired the assets and assumed the liabilities of a third-party Bassett Furniture Direct licensee in Louisville, Kentucky, in a noncash transaction. The fair value of liabilities assumed (primarily customer deposits and loans payable which are discussed further in Note 5) exceeded the fair value of assets acquired (primarily inventory and leasehold improvements) by $367,569, which was recorded as an intangible asset. The intangible asset, which relates primarily to acquired order book and customer lists, was amortized as operating and general expenses during 2001. As part of the transaction, Bassett purchased the related building and was leasing it to the Company on a month-to-month basis. This store was sold subsequent to year-end (see Note
    11).

 5. LONG-TERM DEBT AND NOTES PAYABLE TO MEMBERS

    Long-term debt and notes payable to Members at November 30, 2001 and 2000, consisted of the following:

                                                                                        2001             2000
                                                                                   ---------------  --------------
Long-term debt:
    Unsecured notes with a bank, payable in monthly installments as discussed below from January 2001 to June 2004, plus interest payable monthly ranging from prime plus 0.5% to 1.0%, as defined in the agreement (prime
        was 5.0% at November 30, 2001)                                               $  3,773,180     $  4,848,000
                                                                                   ---------------  --------------
Notes payable to Members:
    Unsecured notes and deferred interest payable to Bassett, accrues interest
        at 8% per year, principle and interest due November 1, 2004                    10,316,667        6,173,333
    Unsecured demand note payable to Bassett, does not bear interest                      566,815                0
    Unsecured note payable to BDPT, interest payable quarterly at 8% per year,
        $1,808,000 due November 30, 2003, $600,000 due November 30, 2004                2,408,000        1,808,000
                                                                                   ---------------  --------------
                      Total notes payable to Members and deferred interest
                         payable                                                       13,291,482        7,981,333
                                                                                   ---------------  --------------
                      Total long-term debt and notes payable to Members                17,064,662       12,829,333
    Less - Current maturities of long-term debt                                        (2,466,836)      (1,548,636)
                                                                                   ---------------  --------------
                                                                                      $14,597,826      $11,280,697
                                                                                   ===============  ==============

    The aggregate future annual maturities of long-term debt and deferred interest payable are as follows:

2002                  $  2,466,836
2003                     3,014,344
2004                    11,583,482
2005                             0
                    --------------
                       $17,064,662
                    ==============

    At various dates from March 16, 2000, to August 15, 2000, the Company entered into a total of eight unsecured notes with a bank for $606,000 each for a total of $4,848,000. Each note has deferred principal payments of $22,444 beginning 9 months from the close of each note and continuing for 27 months thereafter. The proceeds of these notes were used primarily to pay for new store opening inventory. The balance due on these notes at November 30, 2001 and 2000, is $3,142,256 and $4,848,000, respectively. Repayment of these loans is guaranteed by Bassett.

    On June 4, 2001, the Company entered into an unsecured note with the same bank for $500,000. The note has deferred principal payments of $16,667 beginning 6 months from the close of the note and continuing for 29 months thereafter. The proceeds of this note were used primarily to pay for the new store opening inventory. The balance due on this note at November 30, 2001, is $500,000. Repayment of this loan is guaranteed by Bassett.

    In connection with the acquisition of the Louisville store as discussed in
    Note 4, the Company assumed a $252,500 unsecured note payable with the same bank. The note requires monthly principal payments of $18,704 through June 30, 2002. The balance due on this note at November 30, 2001, is $130,924. Repayment of this note is guaranteed by Bassett.

    On June 1, 2000, August 1, 2000, and May 1, 2001, the Company entered into three unsecured notes with Bassett for $1,000,000, $5,000,000 and $3,500,000, respectively. All of these notes have the same terms and have deferred principal and interest payments, all payable November 1, 2004 (see
    Note 11).

    In connection with the acquisition of the Louisville store as discussed in
    Note 4, the Company assumed an unsecured demand note due to Bassett of $566,815 which is still outstanding at November 30, 2001.

    On November 30, 2000 and 2001, the Company entered into unsecured notes with BDPT for $1,808,000 and $600,000, respectively. These unsecured notes contain various restrictive covenants which include, among others, limitations on loans and contingent liabilities except in the normal course of business. As of November 30, 2001, the Company was in compliance with all of these covenants.

 6. LEASE COMMITMENTS

    The Company's administrative offices and retail locations are leased under noncancelable operating lease agreements that expire from 2003 to 2016. Most of these leases contain renewal options of 3 to 35 years. Certain of the lease agreements for retail locations require the payment of contingent rentals based on a percentage of sales above stipulated levels. No contingent rental expense was incurred during 2001 or 2000. Certain of the lease agreements contain rent escalation clauses that are not significant. Total rent expense for 2001 and 2000 was $6,242,000 and $6,201,000, respectively. Rent expense related to locations owned or leased from the Members was $3,952,000 in 2001 and $3,823,000 in 2000.

    Future minimum lease commitments for the office and retail locations under operating leases having initial terms in excess of one year are as follows:

                                   BASSETT           BDPT           OTHER           TOTAL
                                -------------   -------------    ------------   ------------
2002                            $     924,000   $   2,483,000    $  1,766,000   $  5,173,000
2003                                  924,000       2,483,000       1,732,000      5,139,000
2004                                  924,000       2,483,000       1,203,000      4,610,000
2005                                  924,000       2,483,000       1,061,000      4,468,000
2006                                  924,000       2,483,000       1,061,000      4,468,000
Thereafter                          8,111,000      21,879,000       3,630,000     33,620,000
                                -------------   -------------    ------------   ------------
                                $  12,731,000   $  34,294,000    $ 10,453,000   $ 57,478,000
                                =============   =============    ============   ============

    Subsequent to November 30, 2001, the Company sold one store to a third party. The third party assumed the lease related to the store (see Note 11). As such, the lease commitment related to this store is not included in the future minimum lease commitments above.

    Additionally, Bassett will be assuming the "Bassett" and substantially all of the "Other" lease commitments detailed above in connection with the planned sale of certain stores to Bassett (see Note 11).


 7. OTHER RELATED-PARTY TRANSACTIONS

    Substantially all purchases of merchandise inventories are made from Bassett and its affiliates. These related entities sell products to the Company at prices and terms equal to their normal selling prices and terms to unrelated entities. Accounts payable due to these related parties was $9,230,000 and $10,534,000 in 2001 and 2000, respectively.

    Interest expense on borrowings from related parties as described in Note 5 was $789,000 in 2001 and $173,000 in 2000. Portions of these amounts are included in notes payable to Members and deferred interest payable in the accompanying balance sheets at November 30, 2001 and 2000, respectively.

    The Company paid salaries to principals of the Members for administrative and executive services in the amount of $300,000 in both 2001 and 2000.

 8. BENEFIT PLAN

    EMPLOYEE SAVINGS PLAN

    The Company maintains a qualified 401(k) employee savings plan covering substantially all full-time employees. Under the plan, employees may elect to contribute up to 15% of their compensation annually. Under the plan, the Company is not required to make contributions to the plan and no contributions were made in 2001 or 2000.

                                                                      F-27
                                      -8-

 9. COMMITMENTS AND CONTINGENCIES

    EMPLOYMENT AGREEMENTS

    The Company has certain obligations under various employment agreements through November 30, 2004, that stipulate, among other things, certain levels of compensation, bonus potential, other miscellaneous benefits and severance arrangements. Potential contingent liabilities under these arrangements approximate $450,000.

    LITIGATION

    The Company is involved in various legal proceedings encountered in the normal course of business. In the opinion of management, based on the factors presently known, the resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

10. MEMBERS' DEFICIT

    The Members' deficit account in the accompanying balance sheets reflects the initial capital contributed by the Members of $2,677,489 and all losses of the Company since inception. No distributions have been made to the Members since inception. Under the terms of the Limited Liability Company Agreement (the LLC Agreement), profits and losses and any distributions of the Company are allocated to its members based upon the Members' relative ownership interests in the Company and are made at the sole discretion of the Board of Managers. Members may not assign or transfer their rights without consent of the other Member. Both Members have two positions each in the Board of Managers. There is a single class of Members with the same rights, powers, duties, obligations, preferences and privileges. Each Member's liability is limited to the sum of its capital contributions, its share of any undistributed assets of the Company and any amounts previously distributed to it from the Company.

    As stated in the Articles of Organization, the latest date on which the Company is to dissolve is November 30, 2019.

11. SALES AND CLOSURE OF RETAIL STORES

    In December 2000, the Company sold its retail store operation in Columbia, South Carolina, to an unrelated local furniture retailer. The transaction involved the sale of inventory, property, equipment and leasehold improvements. The buyer also assumed the customer deposit liability and the future lease commitments for the store facility. The Company incurred a loss of $97,000 primarily related to the disposal of property and equipment. As management made the decision to dispose of this store before year-end and management knew that the book value of the property exceeded fair value at year-end, management accrued for these impaired assets in the accompanying 2000 statement of operations and changes in members' deficit.

    The Company sold its retail furniture store in Knoxville, Tennessee, in January 2001 to an unrelated third party. Substantially all of the inventory in that location had been sold through a liquidation sale that began in September 2000. The lease for this location has been assumed by an unrelated third party, who will utilize the store as a "Bassett Furniture Direct" store going forward. Losses due to this transaction were insignificant.

    The Company closed its retail furniture store in Fredericksburg, Virginia, in March 2001. Substantially all of the inventory in that location was liquidated by May 2001. The lease for this location was terminated by Bassett, the owner of the property, concurrent with the closure of the store. Losses due to the closure of this store were insignificant.

    The Company sold its retail furniture store in Hickory, North Carolina, to Bassett in July 2001. The principal terms of the agreement called for inventory and property to be sold at net book value to Bassett. Additionally, Bassett assumed the customer deposit liability and the lease of the retail facility in Hickory. There was no gain or loss associated with this transaction.

    The Company sold its retail furniture store in Greenville, South Carolina, to an unrelated third party, in August 2001. The transaction involved the sale of inventory, property, equipment and leasehold improvements. The buyer also assumed the customer deposit liability and the future lease commitments for the store. The Company incurred a loss of approximately $140,000 primarily related to the disposal of property and equipment.

    Subsequent to November 30, 2001, the Company sold its retail furniture store in Louisville, Kentucky to an unrelated local furniture retailer. The purchaser has purchased substantially all assets and assumed all liabilities of the store. Related losses on this transaction are not significant.

    Subsequent to November 30, 2001, the Company and Bassett entered into an agreement in principle to restructure the balance sheet and streamline the operations of the Company. The agreement calls for Bassett to forgive debt due by the Company of $2,150,000. Also, as part of the agreement, the Company will sell the five remaining stores in North Carolina and Virginia to Bassett for net book value as of the effective date of the agreement of approximately $188,000 ($5,405,000 of assets and $5,217,000 of liabilities) including bank debt of approximately $1,481,000.

    Sales related to all stores sold, closed or planned to be sold included in the statement of operations and changes in Members' deficit for the year ended November 30, 2001, were $27,944,000 and related loss from operations was $4,892,000.

                           INDEX TO FORM 10-K SCHEDULE

Exhibit No.
-----------
    F-29          Report of Independent Public Accountants

    F-30          Bassett Furniture Industries, Inc. Schedule II - Analysis of Valuation
                  and Qualifying Accounts for the years ended November 24, 2001, November 25, 2000 and November 27, 1999.

                    Report of Independent Public Accountants

To the Stockholders and Board of Directors of Bassett Furniture Industries,
Incorporated:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in the Bassett Furniture Industries, Incorporated Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 15, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page F-30 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                               /s/ ARTHUR ANDERSEN LLP


Greensboro, North Carolina,
January 15,  2002

                       BASSETT FURNITURE INDUSTRIES, INC.

                                   Schedule II

                  Analysis of Valuation and Qualifying Accounts
 For the Years Ended November 24, 2001, November 25, 2000 and November 27, 1999
                                 (in thousands)


                                                           Additions
                                             Balance       Charged to                                         Balance
                                            Beginning       Cost and                                            End
                                            Of Period       Expenses    Deductions         Other             Of Period
                                          ----------------------------------------------------------------------------------
                                                                           (1)
For the Year Ended November 27, 1999:
    Reserve deducted from
    assets to which it applies-
            Allowance for doubtful
            accounts                              $2,200          $680      $(322)                  ---              $2,558
                                          ==================================================================================

    Restructuring reserve                         $2,489           ---    $(1,173)                  ---              $1,316
                                          ==================================================================================

For the Year Ended November 25, 2000:
    Reserve deducted from
    assets to which it applies-
            Allowance for doubtful
            accounts                              $2,558        $4,150       $(58)                  ---              $6,650
                                          ==================================================================================

    Restructuring reserve                         $1,316          $880      $(853)                  ---              $1,343
                                          ==================================================================================

For the Year Ended November 24, 2001:
    Reserve deducted from
    assets to which it applies-
            Allowance for doubtful
            accounts                              $6,650          $481    $(4,631)                  ---              $2,500
                                          ==================================================================================

    Restructuring reserve                         $1,343        $2,402    $(3,163)                  ---                $582
                                          ==================================================================================

(1) Deductions are for the purpose for which the reserve was created.

                                INDEX TO EXHIBITS

Exhibit No.
-----------
    3B       Bylaws, as amended

    4B       First Amendment to Credit Agreement with a Bank Group dated October 5, 2001

   13        Portions of the Bassett Furniture Industries, Incorporated Annual Report to
             Stockholders for the year ended November 24, 2001

   21        List of subsidiaries of registrant

   23A       Consent of Independent Public Accountants

   23B       Consent of Independent Auditors