Form 10-Q
period 2002-03-02
BASSETT FURNITURE INDUSTRIES INC
filed 2002-04-15
CIK 10329

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 02, 2002

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to __________________

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


                                (276) 629-6000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes         No   X
                         -------    --------

Form 10-K(A) for the fiscal year ended November 24, 2001, will be filed subsequent to the March 24, 2002, required filing date. The Registrant's 10-K filed on February 21, 2002, will be amended to include the audited financial statements of the Bassett Industries Alternative Asset Fund, LP (BIAAF), a significant affiliate of the company, which has a fiscal year end of December 31, which is different than the Company's fiscal year end. No other changes will be made to the 10-K.

At April 15, 2002, 11,743,514 shares of common stock of the Registrant were outstanding.


                                     1 of 13

                        PART I - FINANCIAL INFORMATION
              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   FOR THE 14 WEEKS ENDED MARCH 2, 2002 AND
                 13 WEEKS ENDED FEBRUARY 24, 2001 - UNAUDITED
                 (Dollars in thousands except per share data)

                                                                        2002                 2001
                                                                     (14 weeks)           (13 weeks)
                                                                  -----------------    ------------------
Net Sales                                                          $        84,788      $         82,553
Cost of sales                                                               68,060                67,994
                                                                  -----------------    ------------------
  Gross profit                                                              16,728                14,559

Selling, general and administrative                                         13,728                13,201
Gain on sale of property and equipment                                           -                (3,028)
Restructuring and impaired fixed asset charges                                   -                 1,847
                                                                  -----------------    ------------------
  Operating income                                                           3,000                 2,539

Other income, net                                                            1,221                   678
                                                                  -----------------    ------------------

  Income before income taxes                                                 4,221                 3,217
Income taxes                                                                 1,309                   965
                                                                  -----------------    ------------------
  Net income                                                                 2,912                 2,252

Retained earnings-beginning of period                                      173,011               185,293
Cash dividends                                                              (2,341)               (2,346)
Purchase and retirement of common stock, net                                    19                  (171)
                                                                  -----------------    ------------------

Retained earnings-end of period                                    $       173,601      $        185,028
                                                                  =================    ==================


Basic earnings per share                                           $          0.25      $           0.19
                                                                  =================    ==================

Diluted earnings per share                                         $          0.25      $           0.19
                                                                  =================    ==================

Dividends per share                                                $          0.20      $           0.20
                                                                  =================    ==================

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.




                                     2 of 13

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 2, 2002 AND NOVEMBER 24, 2001
                                 (In thousands)

                                                                           (UNAUDITED)
ASSETS                                                                    MARCH 2, 2002         NOVEMBER 24, 2001
                                                              -------------------------         -----------------
Current assets
    Cash and cash equivalents                                 $                  1,266          $          5,347
    Accounts receivable, net                                                    53,882                    51,487
    Inventories, net                                                            29,782                    32,244
    Other current assets                                                         2,949                     2,955
    Refundable income taxes                                                      2,728                     2,728
    Deferred income taxes                                                        3,841                     3,841
                                                              -------------------------         -----------------
Total current assets                                                            94,448                    98,602
                                                              -------------------------         -----------------

Property & equipment
    Cost                                                                       226,138                   225,632
    Less accumulated depreciation                                              136,126                   135,225
                                                              -------------------------         -----------------
Total property & equipment                                                      90,012                    90,407
                                                              -------------------------         -----------------

Other long-term assets
    Investment securities                                                        8,002                     9,116
    Investment in affiliated companies                                          62,459                    62,636
    Deferred income taxes                                                        5,492                     6,528
    Notes receivable, net                                                       14,928                    14,551
    Other                                                                       15,767                    19,563
                                                              -------------------------         -----------------
Total other long-term assets                                                   106,648                   112,394
                                                              -------------------------         -----------------
Total assets                                                  $                291,108          $        301,403
                                                              =========================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                          $                 16,493          $         15,010
    Accrued liabilities                                                         13,899                    18,250
                                                              -------------------------         -----------------
Total current liabilities                                                       30,392                    33,260
                                                              -------------------------         -----------------

Long-term liabilities
    Employee benefits                                                           10,538                    10,596
    Long-term debt                                                               2,466                     7,482
    Deferred revenue from affiliate                                             13,070                    15,593
                                                              -------------------------         -----------------
Total long-term liabilities                                                     26,074                    33,671
                                                              -------------------------         -----------------

Commitments and Contingencies (Notes C and F)

Stockholders' Equity
     Common stock                                                               58,651                    58,636
     Retained earnings                                                         173,601                   173,011
     Accumulated other comprehensive income -
         unrealized holding gains, net of income tax effect                      2,567                     3,047
     Unamortized stock compensation                                               (177)                     (222)
                                                              -------------------------         -----------------
Total stockholders' equity                                                     234,642                   234,472
                                                              -------------------------         -----------------

Total liabilities and stockholders' equity                    $                291,108          $        301,403
                                                              =========================         =================


The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

                                     3 of 13

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE 14 WEEKS ENDED MARCH 2, 2002 AND
                 13 WEEKS ENDED FEBRUARY 24, 2001 - UNAUDITED
                                (in thousands)

                                                                                                   2002                2001
                                                                                             -----------------    ----------------
Net income                                                                                            $ 2,912             $ 2,252
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                         2,611               2,786
  Equity in undistributed income of affiliated companies                                               (1,644)               (956)
  Provision for deferred income taxes                                                                   1,309                 (72)
  Provision for  writedown of property and equipment                                                        -               1,600
  Net gain from sale of property and equipment                                                              -              (3,028)
  Net gain on financial instrument                                                                          -                (350)
  Net gain from sales of investment securtities                                                          (302)                  -
  Compensation earned under restricted stock plan                                                          45                  44
  Changes in long-term liabilities                                                                        (58)                (67)
  Changes in operating assets and liabilities:
             Accounts receivable                                                                         (309)              3,960
             Inventories                                                                                2,533               4,970
             Other current assets                                                                          22                  47
             Accounts payable and accrued liabilities                                                  (1,233)             (4,323)
                                                                                             -----------------    ----------------
          Net cash provided by operating activities                                                     5,886               6,863
                                                                                             -----------------    ----------------

Investing activities:
    Purchases of property and equipment                                                                (1,196)             (5,344)
    Proceeds from sales of property and equipment                                                           -               3,828
    Dividends from affiliated companies                                                                 1,750              25,059
    Proceeds from sales of investment securities                                                          665                   -
    Investments in affiliated companies                                                                (2,118)                  -
    Other                                                                                                 598                (946)
                                                                                             -----------------    ----------------
           Net cash provided by (used in) investing activities                                           (301)             22,597
                                                                                             -----------------    ----------------

Financing activities:
  Repayments of long-term debt                                                                         (5,016)            (26,000)
  Issuance of common stock                                                                                 34                  52
  Repurchase of common stock                                                                                -                (384)
  Cash dividends                                                                                       (4,684)             (2,346)
                                                                                             -----------------    ----------------
            Net cash used in financing activities                                                      (9,666)            (28,678)
                                                                                             -----------------    ----------------

Net change in cash and cash equivalents                                                                (4,081)                782

Cash and cash equivalents, beginning of period                                                          5,347               3,259
                                                                                             -----------------    ----------------

Cash and cash equivalents, end of period                                                              $ 1,266             $ 4,041
                                                                                             =================    ================

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.


                                     4 of 13

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED MARCH 2, 2002 (Dollars in thousands except share and per share data)


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

Note B. Inventories:

Inventories are carried at last-in, first-out (LIFO) cost, which is not in excess of market. Inventories at March 2, 2002 and November 24, 2001 consisted of the following:

                                                                    March 2,        November 24,
                                                                      2002                2001
                                                                 ---------------    -----------------
Finished goods                                                         $ 25,575             $ 29,289
Work in process                                                           4,104                4,084
Raw materials and supplies                                               16,983               16,046
Retail merchandise                                                          445                  441
                                                                 ---------------    -----------------
Total inventories on first-in, first-out cost method                     47,107               49,860
LIFO adjustment                                                         (17,325)             (17,616)
                                                                 ---------------    -----------------
Total inventories, net                                                 $ 29,782             $ 32,244
                                                                 ===============    =================

Note C. Investment in Affiliated Companies:

Summarized combined income statement information for the Company's equity method investments, excluding LRG Furniture, LLC (LRG), for the fourteen weeks ended March 2, 2002 and thirteen weeks ended February 24, 2001 are as follows:

                                                2002           2001
                                             ------------   ------------
Revenues                                        $ 10,621       $ 13,801
Income from operations                             5,891          6,279
Net income                                         3,118          2,379

The Accessory Group, LP, (AG) an affilitate of the Company, was reorganized in the first quarter of 2002 and Bassett effectively took operational control of AG. As such, the Company consolidated the results of operations into the consolidated financial statements of Bassett Furniture Industries for the first quarter of 2002. This investment was previously accounted for as an equity method investment.

LRG Furniture, LLC (LRG), an affiliated company, incurred significant losses in fiscal 2001 but expects improved results in 2002. Losses for the first quarter of 2002 were well below losses reported in any other previous quarter. The Company had outstanding accounts and notes receivable from LRG totaling $18,231 at the end of the first quarter of 2002. Additionally, the Company has leases and loan guarantees with LRG. Subsequent to the close of the first quarter of 2002, the Company completed its previously announced acquisition of five stores from LRG for net book value. The Company has committed to provide financial support to LRG, as needed, over the next two years. Summarized combined income statement information for LRG for the fourteen weeks ended March 2, 2002 and thirteen weeks ended February 24, 2001 is as follows:

                                                2002           2001
                                             ------------   ------------
Revenues                                         $16,062        $13,749
Loss from operations                                 (86)        (1,683)
Net loss                                            (595)        (2,294)



                                     5 of 13

              BASSETT FURNTURE INDUSTRIES INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED MARCH 2, 2002(Dollars in thousands except share and per share data)


Note D. Comprehensive income:

For the fourteen weeks ended March 2, 2002 and the thirteen weeks ended February 24, 2001, total comprehensive income was $2,432 and $1,658, respectively. Included in total comprehensive income for the first quarter was net income of $2,912 and $2,252, respectively, and unrealized holding losses arising during the period, net of tax of $480 and $594, respectively.

Note E. Restructuring, Impaired Fixed Assets and Other Unusual and Nonrecurring
Charges:

There were no restructuring, fixed asset impairments or other non-recurring charges incurred during the first quarter of 2002. However, $2,402 of severance and related employee benefit costs were expensed in 2001, $1,847 in the first quarter of 2001, associated with fiscal 2001 restructuring. $1,820 was expended during fiscal 2001 and $345 of the remaining $582 was expended during the first quarter of 2002.

Note F. Contingencies:

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

Note G. Recent Accounting Pronouncements

The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" in the first quarter of fiscal 2002. Instead of amortizing goodwill over a fixed period of time, the Company will instead measure the fair value of acquired businesses annually to determine if goodwill has been impaired. Goodwill amortization, related to investments in affiliates, which was recorded during the first quarter of 2001 and that will no longer be recorded, was $312.



                                     6 of 13

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
     MARCH 2, 2002 (Dollars in thousands except share and per share data)


Note H. Earnings per share:

The following reconciles basic and diluted earnings per share after cumulative effect of accounting change:


                                                                                   Weighted
                                                                                   Average          Earnings
                                                                    Net Income      Shares          per share
                                                                ------------------------------------------------
For the fourteen weeks ended March 2, 2002
--------------------------------------------------

Net income available to common stockholders                           $ 2,912     11,698,691        $ 0.25
Add effect of dilutive securities:
    Options and restricted stock                                            -         35,230             -
                                                                ------------------------------------------------
Diluted earnings per share                                            $ 2,912     11,733,921        $ 0.25
                                                                ================================================

For the thirteen weeks ended February 24, 2001
--------------------------------------------------

Net income available to common stockholders                           $ 2,252     11,709,648        $ 0.19
Add effect of dilutive securities:
    Options and restricted stock                                            -          3,593             -
                                                                ------------------------------------------------
Diluted earnings per share                                            $ 2,252     11,713,241        $ 0.19
                                                                ================================================

Options to purchase 2.0 million and 1.7 million shares of common stock were outstanding during the first quarters of 2002 and 2001, respectively, that could potentially dilute basic EPS in the future.

Note I. Segment Information:

Segment information for the fourteen weeks ended March 2, 2002 and thirteen weeks ended February 24, 2001 was as follows:


For the fourteen weeks ended March 2, 2002
                                           Wood           Imports        Upholstery          Other        Consolidated
                                      -----------------------------------------------------------------------------------
Net sales                                    $ 44,512          $ 9,355        $ 28,320           $ 2,601        $ 84,788
Operating income (loss)                         5,202            2,008           3,779            (7,989)          3,000
Depreciation and amortization                     968                -             238             1,405           2,611
Capital expenditures                              563                -             179               454           1,196

For the thirteen weeks ended February 24, 2001

                                           Wood           Imports        Upholstery          Other        Consolidated
                                      -----------------------------------------------------------------------------------
Net sales                                    $ 48,575          $ 8,646        $ 22,242           $ 3,090        $ 82,553
Operating income (loss)                         5,731            1,958           2,160            (7,310)          2,539
Depreciation and amortization                   1,091                -             277             1,418           2,786
Capital expenditures                              552                -             112             4,680           5,344



The Company's other business segment consists of a contemporary furniture business and corporate operations, including certain selling, general and administrative expenses, all included to reconcile segment information to the consolidated financial statements. Operating income by business segment is defined as sales less direct operating costs and expenses.


                                     7 of 13

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  MARCH 2, 2002
            (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First quarter 2002 compared with first quarter 2001

In the first quarter of 2002 the Company reported $84,788 in net sales, an increase of 2.7% from $82,553 reported for the first quarter of 2001. This increase is due to strong performances in the Bassett Furniture Direct (BFD) retail stores and increasing success with independent dealers through the Five Star program, which generated greater demand for the Company's products, especially in upholstered furniture and by an additional week of sales in the first quarter of 2002, related to the Company's 53 week year for fiscal 2002.

Sales to the BFD and @Home channels increased by 25% in the first quarter of 2002 compared to the first quarter of 2001. During the first quarter 2002, four BFD stores were opened, bringing the total BFD's open at the end of the quarter to 71. There were a total of 180 @Home galleries at the end of the first quarter 2002.

Gross margin; selling, general and administrative (S,G&A) expenses; and operating income as a percentage of net sales were as follows for the quarters ended March 2, 2002 and February 24, 2001:

                                                            2002                2001
                                                      -----------------   -----------------
Gross margin                                                     19.7%               17.6%
Gain on sale of property and equipment                            0.0%               -3.7%
Restructuring and impaired fixed asset charges                    0.0%                2.2%
S,G&A                                                            16.2%               16.0%
Operating income                                                  3.5%                3.1%

The increase in gross margin for the first quarter 2002 compared to the prior year was a result of improved earnings from the Upholstery Division and restructuring activities in the Wood Division completed in fiscal 2001. The overall improvement in the Company's operating margins was due in part to the 2001 reductions in the Company's fixed cost structure.

The Company recognized a one-time gain of $3,028 on the sale of its former showroom in Thomasville, North Carolina, during the first quarter of 2001 which is included in operating income.

In late 2000, the Company made a decision to consolidate production in the Wood Division. As a result of this decision, the Company incurred $247 in related restructuring expenses during the first quarter of 2001. Also during the first quarter of 2001, additional restructuring activities, which include further consolidation within the Wood Division, resulted in a charge of $1,600 related to the writedown of property and equipment. This writedown was entirely related to closing one facility in Bassett, Virginia. Production and many of the employees from this facility have been transferred to other manufacturing facilities.

S,G&A expenses were 16.2% of sales for the first quarter of 2002 compared to 16.0% of sales for the first quarter of 2001. The Company's total S,G&A spending increased from $13,201 in the first quarter 2001 to $13,728 for the first quarter of 2002 due in part to the variable nature of some S,G&A expenses such as commissions. The Company continues to closely monitor discretionary spending and adjusts expenses to current sales demands with spending reductions in corporate overhead and marketing. Management is committed to reducing costs and has targeted S,G&A spending to approximate 15% of net sales over the next three years.

Other income increased significantly in the first quarter of 2002, $1,221 compared to $678 for the first quarter 2001. This increase was attributable to a reduction in losses from the Company's investment in LRG as well as an improvement in earnings from the Company's IHFC investment. These improvements were partially offset by lower earnings from the Company's investment in the Bassett Industries Alternative Asset Fund, LP in 2002. Included in other income are the Company's regular investment earnings, earnings from its equity in undistributed income of affiliated companies, and interest expense. Other income is expected to continue to be an integral component of the Company's future earnings.


                                     8 of 13

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  MARCH 2, 2002
            (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The effective tax rate was 31% in the first quarter of 2002 compared to 30% in the first quarter of 2001. The effective tax rates are lower than the statutory federal income tax rate due to exclusions for tax exempt income.

For the quarter ended March 2, 2002, net income was $2,912 or $.25 per diluted share, compared to $2,252 or $.19 per diluted share for the first quarter ended February 24, 2001.

Segment Information

The following is a discussion of operating results for each of Bassett's business segments.

Wood Division                                     March 2, 2002              February 24, 2001
                                            ---------------------------    ----------------------
Net sales                                                     $ 44,512                  $ 48,575
Contribution to profit and overhead                            $ 5,202                   $ 5,731

Wood Division net sales decreased 8.4% in the first quarter of 2002 from levels attained in the first quarter of 2001 due to continued erosion of department store sales, the bankrupticies of two major customers and a strategic decision by management to import certain product offerings based on competitive pressures. The decline in shipments to the department store channel was partially offset by an increase in shipments to the BFD stores. In an effort to improve sales and margins in this segment, the Company is introducing new products, opening more BFD and @Home stores, repositioning the division through cost reduction initiatives, as well as improving product styling, quality and service.

Contribution to profit and overhead is defined by the Company as gross profit less direct divisional operating expenses, but excluding any allocation of corporate overhead expenses, interest expense, or income taxes. Wood Division contribution to profit and overhead remained relatively constant between quarters (11.7% of sales for 2002 as compared to 11.8% of sales for 2001) despite the 8.4% decline in sales. The Company was able to achieve these results due to restructuring efforts completed in 2001. Sales improvement, if realized, and complete implementation of cost cutting initiatives should improve operating results for this division in subsequent quarters.

Import Divison                                March 2, 2002                  February 24, 2001
                                          -----------------------          -----------------------
Net sales                                                $ 9,355                          $ 8,646
Contribution to profit and overhead                      $ 2,008                          $ 1,958

Net sales for the Import Division increased 8.2% in the first quarter of 2002 compared to the first quarter of 2001. The Company expects the sales of this segment to continue to increase, which should, in turn, increase the Company's overall margin position. The division has benefited from the Company's decision to outsource certain wood furniture previously manufactured domestically. Notable among the wood furniture now imported are occasional tables and cribs. The products of the Import Division will continue to supplement the product offerings of the other divisions, as well as include complete suites of bedroom and dining room furniture.

Import Division contribution to profit and overhead decreased from 22.6% of net sales in the first quarter of 2001 to 21.5% of net sales in 2002. The decrease was a result of an increase in freight, handling and related overhead costs for the division. Additionally, the Company has had to price more competitively the product offerings of the Import Division. The expected sales growth of this segment requires the Company to focus more attention on forecasting and purchasing practices, inventory management, logistics and quality.


                                     9 of 13

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  MARCH 2, 2002
             (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Upholstery Division                           March 2, 2002                  February 24, 2001
                                          -----------------------          -----------------------
Net sales                                               $ 28,320                         $ 22,242
Contribution to profit and overhead                      $ 3,779                          $ 2,160

Net sales for the Upholstery Division have increased by 27.3% for the first quarter 2002 compared to the first quarter 2001, due to sales increases through the BFD channel. The Division's product offerings have been bolstered by products with more contemporary styling at better price points than those that were offered in the first quarter of 2001. Additionally, the Company has implemented a quick ship delivery program for certain dealers that guarantees delivery of furniture to the customer within thirty days. Management also decided, during 2001, to exit certain distribution channels, which were incompatible with the Bassett brand image and the Company's current primary channels of distribution. The Company is focusing upholstery distribution on its BFD stores, its @ Home with Bassett galleries, and several of its major customers.

Contribution to profit and overhead increased from 9.7% of net sales for the first quarter of 2001 to 13.4% of net sales for the first quarter of 2002. Increases were due to a continuation of efforts to control labor and overhead spending, the decision to exit certain distribution channels, introduction of new products and the implementation of several operational initiatives. These include cellular manufacturing and investments in new cutting and sewing equipment. The Company plans additional profit improvements for the Upholstery Division through sales growth of new products at higher margins and the related absorption efficiencies resulting from increased sales and production levels.

Liquidity and Capital Resources

Cash provided by operating activities was $5,886 for the first quarter ended March 2, 2002, compared to cash provided by operating activities of $6,863 for the quarter ended February 24, 2001. The Company continued to reduce inventory levels in the first quarter of 2002, though not at the same pace established in the first quarter of 2001. Accounts receivable remained relatively flat for the first quarter of 2002 after a large reduction for the first quarter of 2001. The Company continues its efforts to efficiently manage working capital. Some of these initiatives include better planning and forecasting, improved purchasing practices, discounting of slow-moving inventories, and more effective collection efforts.

The Company invested $1,196 in property and equipment in the first quarter 2002 for retail real estate, computer related equipment for information systems, and various manufacturing equipment. The Company invested $5,344 during the first quarter of 2001 for retail real estate, the build out of its leased showroom and computer related equipment for information systems. During the first quarter of 2001, the Company realized proceeds of $3,028 on the sale of its former showroom in Thomasville, North Carolina and received a special dividend from an affiliated company of $25,059, which was utilized to reduce the Company's overall debt position. During the first quarter of 2002 the Company expended $2,118 to increase its ownership interest in the International Home Furnishings Center (IHFC) and to take an equity interest in a licensee operator developing stores in New England.

During 2000, the Company entered into a three-year $70,000 revolving credit facility with a new lender and three other participants. The facility was amended in 2001 to address restrictive covenants and to reduce the total facility to $60,000. The Company repaid $5,000 toward this facility in the first quarter of 2002, to bring the balance of long-term debt outstanding at the end of the first quarter to $2,466. During the first quarter of 2001, the Company repaid $26,000 of this facility, principally by applying the special dividend from an affiliate. The Company does not expect to substantially increase its level of borrowings in fiscal year 2002.



                                    10 of 13

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  MARCH 2, 2002
             (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company purchased and retired 37,500 shares of its Common Stock for $384 during the first quarter of 2001. These purchases were part of the Company's stock repurchase program, approved in fiscal 1998, which allows the Company to repurchase up to $40,000 in Company stock. The Company made no share repurchases in the first quarter of 2002. Also the Company paid the fourth quarter 2001 dividend and the first quarter 2002 dividend during the first quarter of 2002 for a total of $4,684. The extra dividend paid during the quarter relates entirely to the fact that the first quarter of 2002 contained fourteen weeks in the unusual 53 week year.

The current ratio as of March 2, 2002, and November 24, 2001, respectively, was
3.11 to 1 and 2.96 to 1. Working capital at March 2, 2002, was $64,056 compared to $65,342 at November 24, 2001. The Company's consolidated financial statements are prepared on the basis of historical cost and are not intended to show the impact of inflation or changing prices. Neither inflation nor changing prices have had a material effect on the Company's consolidated financial position and results of operations in prior years.

Market Risk:
The Company is exposed to market risk for changes in market prices of its various types of investments. The Company's investments include equity securities and an investment partnership included in its investments in affiliated companies. The Company does not use these securities for trading purposes and is not party to any leveraged derivatives.

The Company's equity securities portfolio, which totaled $8,002 at March 2, 2002, is diversified among over twenty different medium to large capitalization interests. Although there are no maturity dates for the Company's equity investments, management has plans to liquidate its current equity portfolio on a scheduled basis over the next four years.

The Company's investment in a limited partnership, which totaled $57,876 at March 2, 2002, invests in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership's exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest, market currency rates, and liquidity.

Safe-harbor, forward-looking statements: This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

-    competitive conditions in the home furnishings industry
-    general economic conditions that are less favorable than expected
-    overall consumer demand for home furnishings
-    timing and number of new BFD openings and closings
-    not fully realizing cost reductions through restructurings
-    the profitability of BFD licensees
-    cost and availability of raw materials and labor
-    effectiveness of marketing and advertising campaigns
-    future tax legislation, or regulatory or judicial positions related to COLI
-    information and technology advances
-    success of marketing and advertising compaigns
-    the profitability of Company owned BFD's



                                    11 of 13

                           PART II - OTHER INFORMATION
               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  MARCH 2, 2002


Item 4.  Submission of matters to a vote of security holders

The stockholders were asked to vote on two proposals at the Annual Meeting of Stockholders held on March 26, 2002; (1) election of nine directors, (2) ratification of selection of Arthur Andersen LLP as independent public accountants.

The results of the votes by the stockholders were as follows:

(1)      Election of Directors:

                                                                  Voted For           Withheld
                                                                ---------------    ---------------
Paul Fulton                                                         10,578,320            118,047
Peter W. Brown M.D.                                                 10,592,116            104,251
Willie D. Davis                                                     10,579,233            117,134
Alan T. Dickson                                                     10,592,633            103,734
Howard H. Haworth                                                   10,565,697            130,669
Michael E. Murphy                                                   10,591,443            104,924
Robert H. Spilman Jr.                                               10,590,973            105,394
David A. Stonecipher                                                10,593,928            102,439
Dale C.  Pond                                                       10,593,728            102,639

(2)      Ratification of Arthur Andersen, LLP as independent public accountants:
         Voted for - 9,319,050; against - 430,401; abstained and broker non votes - 946,916
         Note: During the meeting, the Chairman noted that the management of the Company had begun a process to evaluate its options for its independent public accountants in light of the recent events surrounding Arthur Andersen, LLP. This process is expected to take about two months.

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


April 15, 2002










                                    13 of 13