Form 10-K/A
period 2001-11-24
BASSETT FURNITURE INDUSTRIES INC
filed 2002-04-26
CIK 10329

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

Explanatory Comment:

This Amendment No. 1 on Form 10-K/A is being filed to file the Financial Statements of a significant affiliate of the Company. The Financial Statements of the Bassett Industries Alternative Asset Fund, L.P., which has a fiscal year end of December 31, which is different than the Company's fiscal year end, are included herein on pages F-31 to F-45. No other changes are being made to the Form 10-K by this Amendment No. 1.

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

                           Notes to Consolidated Financial Statements

                           Report of Independent Public Accountants

                  International Home Furnishings Center, Inc. Financial Statements are included herein on pages F-1 to F-15.

                  LRG Furniture, LLC Financial Statements are included herein on pages F-16 in F-28.

                  Bassett Industries Alternative Asset Fund, LP Statements are included herein on pages F-31 to F-45

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


         By: /s/ PAUL FULTON                               Date:     4/26/02
             ---------------------------------------             ---------------
             Paul Fulton
             Chairman of the Board of Directors


         By: /s/ ROBERT H. SPILMAN JR.                     Date:     4/26/02
             ---------------------------------------             ---------------
             Robert H. Spilman Jr.
             President and Chief Executive Officer
             Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         By: /s/ AMY W. BRINKLEY                           Date:     4/26/02
             ---------------------------------------             ---------------
             Amy W. Brinkley
             Director

         By: /s/ PETER W. BROWN                            Date:     4/26/02
             ---------------------------------------             ---------------
             Peter W. Brown
             Director

         By: /s/ WILLIE D. DAVIS                           Date:     4/26/02
             ---------------------------------------             ---------------
             Willie D. Davis
             Director

         By: /s/ ALAN T. DICKSON                           Date:     4/26/02
             ---------------------------------------             ---------------
             Alan T. Dickson
             Director

         By: /s/ HOWARD H. HAWORTH                         Date:     4/26/02
             ---------------------------------------             ---------------
             Howard H. Haworth
             Director

         By: /s/ MICHAEL E. MURPHY                         Date:     4/26/02
             ---------------------------------------             ---------------
             Michael E. Murphy
             Director

         By: /s/ DALE C. POND                              Date:     4/26/02
             ---------------------------------------             ---------------
             Dale C. Pond
             Director

         By: /s/ DAVID A. STONECIPHER                      Date:     4/26/02
             ---------------------------------------             ---------------
             David A. Stonecipher
             Director

         By: /s/ BARRY C. SAFRIT                           Date:     4/26/02
             ---------------------------------------             ---------------
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

BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.

FINANCIAL STATEMENTS AND SCHEDULES
AS OF DECEMBER 31, 2001 AND 2000
TOGETHER WITH AUDITORS' REPORT





The Bassett Industries Alternative Asset Fund, L.P. has an exemption, pursuant to CFTC Regulation 4.7, from certain provisions of Part 4 of the CFTC Regulations.

                BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.



                OATH
                AS OF DECEMBER 31, 2001 AND 2000


                To the best of the undersigned's knowledge and belief, the information contained in these financial statements is accurate and complete.




                /s/ Louis Moelchert, Jr.
                --------------------------------------------
                Louis Moelchert, Jr., President
                Private Advisors, L.L.C.
                General Partner for
                Bassett Industries Alternative Asset Fund, L.P.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Bassett Industries Alternative Asset Fund, L.P.:

We have audited the accompanying statements of financial condition, including the schedules of investments, of the Bassett Industries Alternative Asset Fund, L.P. (a Delaware limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bassett Industries Alternative Asset Fund, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                                  /s/ Arthur Andersen LLP


Richmond, Virginia
February 8, 2002

    BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.


    TABLE OF CONTENTS


    STATEMENTS OF FINANCIAL CONDITION
      As of December 31, 2001 and 2000......................................1
    SCHEDULE OF INVESTMENTS
      As of December 31, 2001...............................................2
      As of December 31, 2000...............................................3
    STATEMENTS OF OPERATIONS
      For the years ended December 31, 2001 and 2000........................4
    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
      For the years ended December 31, 2001 and 2000........................5
    STATEMENTS OF CASH FLOWS
      For the years ended December 31, 2001 and 2000........................6
    NOTES TO FINANCIAL STATEMENTS
      December 31, 2001 and 2000............................................7

                 BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.


                             STATEMENTS OF FINANCIAL CONDITION
                             AS OF DECEMBER 31, 2001 AND 2000



                                                   2001           2000
                                                   ----           ----
ASSETS
  Fund investments, at fair value (Note 4)     $  59,044,501  $  57,257,422
  Cash and cash equivalents                           87,955        241,067
                                               -------------  -------------
Total assets                                   $  59,132,456  $  57,498,489
                                               =============  =============
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accrued expenses                             $      15,259  $      10,326
                                               -------------  -------------
PARTNERS' CAPITAL:
  General Partner                                     15,227         13,946
  Limited Partner                                 59,101,970     57,474,217
                                               -------------  -------------
Total partners' capital                           59,117,197     57,488,163
                                               -------------  -------------
Total liabilities and partners' capital        $  59,132,456  $  57,498,489
                                               =============  =============



The accompanying notes are an integral part of these statements.

                 BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.


                             SCHEDULE OF INVESTMENTS
                             AS OF DECEMBER 31, 2001



                                        NUMBER OF SHARES OR
                                         PERCENT OWNERSHIP
       FUND INVESTMENT                   OF FUND INVESTMENT    FAIR VALUE
-----------------------------           -------------------   -------------
STYX PARTNERS, L.P.                               6.3%        $  14,571,935
OZ DOMESTIC PARTNERS, L.P.                        1.0            14,024,502
HBK FUND, L.P.                                    0.9            13,490,433
DOUBLE BLACK DIAMOND, L.P.                        1.7             9,496,869
FARALLON CAPITAL OFFSHORE               1,225,753 Class A -
INVESTORS, INC.                         Series A shares           7,460,762
                                                              -------------
Total (99.9% of net assets)-
cost $37,133,967                                              $  59,044,501
                                                              =============



The accompanying notes are an integral part of this schedule.

                 BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.


                             SCHEDULE OF INVESTMENTS
                             AS OF DECEMBER 31, 2000



                                        NUMBER OF SHARES OR
                                         PERCENT OWNERSHIP
           FUND INVESTMENT               OF FUND INVESTMENT    FAIR VALUE
-----------------------------           -------------------   -------------
STYX PARTNERS, L.P.                              6.9%         $  13,003,415
OZ DOMESTIC PARTNERS, L.P.                       1.4             13,246,885
HBK FUND, L.P.                                   1.2             12,269,880
DOUBLE BLACK DIAMOND, L.P.                       2.6              8,435,336
FARALLON CAPITAL OFFSHORE               10,301,906 Class A -
INVESTORS, INC.                         Series A shares          10,301,906
                                                              -------------
Total (99.6% of net assets) -
cost $39,826,563                                              $  57,257,422
                                                              =============

The accompanying notes are an integral part of this schedule.

                 BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.


                             STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                   2001           2000
                                                   ----           ----

INVESTMENT INCOME:
  Interest                                    $      9,830    $     15,874
                                              ------------    ------------
EXPENSES:
  Management fees                                  577,148         608,402
  Other                                             15,727          20,632
                                              ------------    ------------
Total expenses                                     592,875         629,034
                                              ------------    ------------
NET INVESTMENT LOSS                               (583,045)       (613,160)
REALIZED GAINS ON FUND INVESTMENTS               1,232,404       3,439,944
CHANGE IN NET UNREALIZED APPRECIATION ON
FUND INVESTMENTS                                 4,479,675       7,374,214
                                              ------------    ------------
NET INCREASE IN PARTNERS' CAPITAL RESULTING
FROM OPERATIONS                               $  5,129,034    $ 10,200,998
                                              ============    ============



The accompanying notes are an integral part of these statements.

                 BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                LIMITED        GENERAL
                                PARTNER        PARTNER       TOTAL
                                -------        -------       -----

BALANCE, DECEMBER 31, 1999   $ 59,275,310   $     11,855  $ 59,287,165
  Redemptions                 (12,000,000)            --   (12,000,000)
  Net increase in partners'
  capital resulting from
  operations                   10,198,907          2,091    10,200,998
                             ------------   ------------  ------------
BALANCE, DECEMBER 31, 2000     57,474,217         13,946    57,488,163
  Redemptions                  (3,500,000)            --    (3,500,000)
  Net increase in partners'
  capital resulting from
  operations                    5,127,753          1,281     5,129,034
                             ------------   ------------  ------------
BALANCE, DECEMBER 31, 2001   $ 59,101,970   $     15,227  $ 59,117,197
                             ============   ============  ============

The accompanying notes are an integral part of these statements.

BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.


STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                    2001           2000
                                                    ----           ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net increase in partners' capital
   resulting from operations                    $  5,129,034   $ 10,200,998
   Adjustment to reconcile net income to net
   cash used in operating activities-
      Change in net unrealized appreciation on
     fund investments                             (4,479,675)    (7,374,214)
     Realized gains on fund investment            (1,232,404)    (3,439,944)
     Increase in accrued expenses                      4,933            219
                                                ------------   ------------
 Net cash used in operating activities              (578,112)      (612,941)
                                                ------------   ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fund investments                          --       (950,000)
   Sales of fund investments                       3,925,000     13,801,741
                                                ------------   ------------
 Net cash provided by investing activities         3,925,000     12,851,741
                                                ------------   ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemptions paid                               (3,500,000)   (12,000,000)
                                                ------------   ------------
 Net (decrease) increase in cash and cash
 equivalents                                        (153,112)       238,800
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR        241,067          2,267
                                                ------------   ------------
 CASH AND CASH EQUIVALENTS, END OF YEAR         $     87,955   $    241,067
                                                ============   ============


The accompanying notes are an integral part of these statements.

BASSETT INDUSTRIES ALTERNATIVE ASSET FUND, L.P.


NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000



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

INTEREST INCOME

The Partnership receives interest monthly based on prevailing short-term money market rates applied to 100 percent of the Partnership's average daily cash balance above a specified reserve, as defined. Interest income is accrued when earned.

INCOME TAXES

A provision for income tax has not been provided, as partners are individually liable for taxes, if any, on their share of the Partnership's net income.

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

Fund investments are valued on the basis of net asset value, with the resultant difference from the prior valuation included in the accompanying statements of operations. The net asset value is determined by the investee fund based on its underlying financial instruments. The Partnership's share of the revenues and expenses of each fund is based on the Partnership's proportionate share of amounts invested during the period and is included as net gain (loss) on fund investments in the accompanying statements of operations. The Partnership's proportionate share of the investee funds' operating expenses, including brokerage commissions and management and incentive fees, incurred directly by the funds is reflected as a component of the change in net unrealized appreciation (depreciation) on fund investments within the accompanying statements of operations.

The following table summarizes the Partnership's fund investments as of December 31, 2001, and for the year then ended. The management agreements of the investee funds provide for compensation to their managers in the form of fees ranging from 1 percent to 1.5 percent annually of net assets, and performance incentive fees equal to 20 percent of net trading profits earned. These fees have been included as a component of the change in net unrealized appreciation (depreciation) on fund investments in the accompanying statements of operations.

                                  PERCENTAGE
                                      OF              NET GAIN       ANNUAL FEE PERCENTAGES*
                                 PARTNERSHIP'S         ON FUND      -------------------------     REDEMPTIONS
INVESTMENT                        NET ASSETS         INVESTMENTS    MANAGEMENT      INCENTIVE      PERMITTED
----------                        ----------         -----------    ----------      ---------      ---------
Styx Partners, L.P.                  24.7%        $  1,568,520         1.0%          20%         Annually
Oz Domestic Partners, L.P.           23.7              777,617         1.5           20          Annually
HBK Fund, L.P.                       22.8            1,220,553         1.5           20          Quarterly
Double Black Diamond, L.P.           16.1            1,061,533         1.0           20          Quarterly
Farallon Capital Offshore
Investors, Inc.                      12.6            1,083,856         1.0           20          Quarterly
                                   --------       ------------
Total                                99.9%        $  5,712,079
                                   ========       ============



*For the year ended December 31, 2001, the management and incentive fees allocated to Double Black Diamond, L.P. were $89,620 and $265,383, respectively, and the management and incentive fees allocated to Styx Partners, L.P. were $137,047 and $392,130, respectively. The General Partner is not able to obtain the specific fee amounts for the other investee funds.


5.  OPERATING EXPENSES:

The Partnership pays its routine legal, accounting, audit, computer and other operating costs. The net assets of the Partnership reflect an accrual for such expenses incurred but not yet paid.

6. FINANCIAL INSTRUMENTS WITH MARKET AND CREDIT RISKS AND CONCENTRATIONS OF CREDIT RISK:

In the normal course of operations, the Partnership may enter into various contractual commitments with elements of market risk in excess of the amounts recognized in the statements of financial condition. Contractual commitments that involve future settlement give rise to both market and credit risk. Market risk represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The Partnership's exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, volatility of interest, market currency rates and liquidity. With reference to the Partnership's credit and concentration of credit risks for investments in other security funds, the risk to the Partnership is limited to the Partnership's investment.

7.      FINANCIAL HIGHLIGHTS:

The following financial highlights for the year ended December 31, 2001, have been calculated in accordance with the guidance set forth by the American Institute of Certified Public Accountants AUDIT AND ACCOUNTING GUIDE, AUDITS OF INVESTMENT COMPANIES.

                Total return                                          9.18%
                Ratio to average net assets:
                  Net investment loss                                (1.00)%
                  Expenses                                           (1.02)%

Returns and ratios for individual investors may differ from these returns and ratios based on participation in hot issues, different fee arrangements, and timing of capital transactions.

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

    4B       First Amendment to Credit Agreement with a Bank Group dated October 5, 2001

   13        Portions of the Bassett Furniture Industries, Incorporated Annual Report to
             Stockholders for the year ended November 24, 2001

   21        List of subsidiaries of registrant

   23A       Consent of Independent Public Accountants

   23B       Consent of Independent Auditors

   99        Securities and Exchange Commission Representation