Form 10-Q
period 2002-06-01
BASSETT FURNITURE INDUSTRIES INC
filed 2002-07-15
CIK 10329

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2002

                                      OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _________________

Commission File No. 0-209


                  BASSETT FURNITURE INDUSTRIES, INCORPORATED
            (Exact name of Registrant as specified in its charter)

          Virginia                                      54-0135270
         ---------------------------           -------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X____No _______


At July 15, 2002, 11,754,817 shares of common stock of the Registrant were outstanding.

                                   1 of 16

                        PART I - FINANCIAL INFORMATION
              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
        FOR THE PERIODS ENDED JUNE 1, 2002, AND MAY 26, 2001 - UNAUDITED
                     (In thousands except per share data)


                                                            Six Months Ended               Quarter Ended
                                                       ---------------------------  --------------------------
                                                         27 Weeks      26 Weeks       13 Weeks       13 Weeks
                                                       ------------  ------------   ------------  ------------
                                                       June 1, 2002  May 26, 2001   June 1, 2002  May 26, 2001
                                                       ------------  ------------   ------------  ------------
Net sales                                              $    165,692  $    156,318   $    80,904   $     73,765
Cost of sales                                               130,515       130,666        62,455         62,672
                                                       ------------  ------------   ------------  ------------
  Gross profit                                               35,177        25,652        18,449         11,093


Selling, general and administrative                          29,548        26,923        15,820         13,722
Gain on sale of property and equipment                            -        (3,028)            -              -
Restructuring and impaired fixed asset charges                    -         2,666             -            819
                                                       ------------  ------------   ------------  ------------
  Operating income (loss)                                     5,629          (909)        2,629         (3,448)

Other income, net                                             2,765         3,355         1,544          2,677
                                                       ------------  ------------   ------------  ------------
Income (loss) before income taxes                             8,394         2,446         4,173           (771)


Income taxes                                                 (2,602)         (732)       (1,293)           233
                                                       ------------  ------------   ------------  ------------
Net income (loss)                                      $      5,792  $      1,714   $     2,880   $       (538)


Retained earnings-beginning of period                       173,011       185,293       173,601        185,028
Cash dividends                                               (4,689)       (4,690)       (2,346)        (2,344)
Issuance of common stock, net                                   160          (205)          139            (34)
                                                       ------------  ------------   ------------  ------------
Retained earnings-end of period                        $    174,274  $    182,112   $   174,274   $    182,112
                                                       ============  ============   ============  ============



Basic earnings (loss) per share                        $       0.50  $       0.15   $      0.25   $      (0.05)
                                                       ============  ============   ============  ============


Diluted earnings (loss) per share                      $       0.49  $       0.15   $      0.24   $      (0.05)
                                                       ============  ============   ============  ============


Dividends per share                                    $       0.40  $       0.40   $      0.20   $       0.20
                                                       ============  ============   ============  ============

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.


                                   2 of 16

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 1, 2002 AND NOVEMBER 24, 2001
                                (In thousands)



                                                             (Unaudited)
ASSETS                                                       June 1, 2002      November 24, 2001
------                                                    ---------------------------------------
Current assets
    Cash and cash equivalents                              $          5,325    $           5,347
    Accounts receivable, net                                         44,612               51,487
    Inventories, net                                                 38,136               32,244
    Other current assets                                              4,101               10,609
    Refundable income taxes                                           2,728                2,728
    Deferred income taxes                                             3,841                3,841
                                                          ------------------  -------------------
Total current assets                                                 98,743              106,256
                                                          ------------------  -------------------

Property & equipment
    Cost                                                            227,835              225,632
    Less accumulated depreciation                                   137,128              135,225
                                                          ------------------  -------------------
Total property & equipment                                           90,707               90,407
                                                          ------------------  -------------------

Other long-term assets
    Investment securities                                             7,457                9,116
    Investments in affiliated companies                              62,196               62,636
    Deferred income taxes                                             4,493                6,528
    Notes receivable, net                                            18,913               14,551
    Other                                                             9,777               11,909
                                                          ------------------  -------------------
Total other long-term assets                                        102,836              104,740
                                                          ------------------  -------------------
Total assets                                               $        292,286    $         301,403
                                                          ==================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
    Accounts payable                                       $         16,291    $          15,010
    Accrued liabilities                                              16,582               18,250
                                                          ------------------  -------------------
Total current liabilities                                            32,873               33,260
                                                          ------------------  -------------------

Long-term liabilities
    Employee benefits                                                10,481               10,596
    Long-term debt                                                        -                7,482
    Deferred revenue from affiliate                                  13,845               15,593
                                                          ------------------  -------------------
Total long-term liabilities                                          24,326               33,671
                                                          ------------------  -------------------

Commitments and Contingencies

Stockholders' Equity
     Common stock                                                    58,726               58,636
     Retained earnings                                              174,274              173,011
     Accumulated other comprehensive income -
         unrealized holding gains, net of income tax effect           2,219                3,047
     Unamortized stock compensation                                    (132)                (222)
                                                          ------------------  -------------------
Total stockholders' equity                                          235,087              234,472
                                                          ------------------  -------------------
Total liabilities and stockholders' equity                 $        292,286    $         301,403
                                                          ==================  ===================




The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

                                   3 of 16

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE PERIODS ENDED JUNE 1, 2002 AND MAY 26, 2001 - UNAUDITED
                                (in thousands)






                                                                                         2002            2001
                                                                                       27 Weeks        26 Weeks
                                                                                     -------------   -------------
Net income                                                                            $     5,792     $     1,714
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                             5,085           5,544
  Equity in undistributed income of affiliated companies                                   (4,096)         (3,214)
  Provision for deferred income taxes                                                       2,602          (1,665)
  Provision for  writedown of property and equipment                                            -           1,600
  Net gain from sale of property and equipment                                                  -          (3,028)
  Net gain on financial instrument                                                              -            (448)
  Net gain from sales of investment securtities                                              (302)           (914)
  Compensation earned under restricted stock plan                                              90              86
  Changes in long-term liabilities                                                           (115)           (113)
  Changes in operating assets and liabilities:
             Accounts receivable                                                            6,305          10,272
             Inventories                                                                   (2,382)         10,115
             Other current assets                                                           6,550             188
             Accounts payable and accrued liabilities                                      (5,308)         (7,374)
                                                                                     -------------   -------------
          Net cash provided by operating activities                                        14,221          12,763
                                                                                     -------------   -------------

Investing activities:
    Purchases of property and equipment                                                    (4,346)        (10,527)
    Proceeds from sales of property and equipment                                               -           3,828
    Dividends from affiliated companies                                                     5,343          26,809
    Proceeds from sales of investment securities                                              654           1,621
    Investments in affiliated companies                                                    (2,118)              -
    Other, net                                                                               (665)           (977)
                                                                                     -------------   -------------
           Net cash provided by (used in) investing activities                             (1,132)         20,754
                                                                                     -------------   -------------

Financing activities:
  Repayments of long-term debt                                                             (8,671)        (28,000)
  Issuance of common stock                                                                    249             176
  Repurchase of common stock                                                                    -            (550)
  Cash dividends                                                                           (4,689)         (4,690)
                                                                                     -------------   -------------
            Net cash used in financing activities                                         (13,111)        (33,064)
                                                                                     -------------   -------------

Net change in cash and cash equivalents                                                       (22)            453

Cash and cash equivalents, beginning of period                                              5,347           3,259
                                                                                     -------------   -------------

Cash and cash equivalents, end of period                                              $     5,325     $     3,712
                                                                                     =============   =============



Supplemental disclosure of non-cash investing and financing activities: During the second quarter of 2002, the Company acquired the net assets of five stores formerly operated by its affiliate LRG Furniture, LLC (LRG) for net book value (which approximated $0). Included in this transaction were inventories of $3,439, payables of $4,213 and notes payable to bank of $1,189. Also, during the second quarter of 2002, the Company converted $3,000 in accounts receivable to a note receivable. These transactions have appropriately been excluded from the cash flow statement.

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.


                                   4 of 16

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
           STATEMENTS-UNAUDITED JUNE 1, 2002 (Dollars in thousands
                       except share and per share data)


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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (the "Company") and its wholly owned subsidiaries. The equity method of accounting is used for the Company's investments in affiliated companies in which the Company exercises significant influence but does not maintain control.

Certain amounts in the 2001 financial statements have been reclassified to more closely conform with the 2002 presentation. The Company's 2002 fiscal year contains 53 weeks. As a consequence, the first quarter of 2002 contained 14 weeks.

Note B. Inventories:
Inventories are valued at the lower cost or market. Cost is determined for wholesale domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories and retail inventories are determined using the first-in, first-out (FIFO) method.


                                                          June 1,     November 24,
                                                           2002          2001
                                                      ------------   --------------
Finished goods                                         $   27,825     $     29,289
Work in process                                             3,568            4,084
Raw materials and supplies                                 20,516           16,046
Retail merchandise                                          3,552              441
                                                      ------------   --------------
Total inventories on first-in, first-out cost method       55,461           49,860
LIFO adjustment                                           (17,325)         (17,616)
                                                      ------------   --------------
Total inventories, net                                 $   38,136     $     32,244
                                                      ============   ==============



Note C. Investments in Affiliated Companies:
The Company's investments in affiliated companies are summarized in the table below:

                                        Description
Affiliate                  % Ownership  of business
-------------------------  ------------ -------------
 The Bassett Industries                  Investment
 Alternative Asset Fund, LP   99.8%     Partnership

International Home                          Home
 Furnishings                            Furnishings
 Center, Inc. (IHFC)          46.9%      Showrooms

Zenith Freight Lines, LLC     49.0%     Transportation

                                         Furniture
LRG Furniture, LLC (LRG)      51.0%       Retailer



                                   5 of 16

              BASSETT FURNTURE INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
            STATEMENTS-UNAUDITED JUNE 1, 2002(Dollars in thousands
                       except share and per share data)

Summarized combined income statement information for the Company's equity method investments, excluding LRG Furniture, LLC (LRG), for the six months ended June 1, 2002 and May 26, 2001 are as follows:



                                       2002         2001
                                     ----------  -----------
Revenues                              $ 27,556     $ 32,070
Income from operations                  13,683       14,746
Net income                               7,239        7,021




The recorded investment in the Bassett Industries Alternative Asset Fund, LP was $57,702 and $58,652 at June 1, 2002 and November 24, 2001, respectively. The Company received dividends of $3,000 during the first six months of 2002 related to this investment.

The Company paid $1,519 for an additional ownership interest in IHFC during the first quarter of 2002, bringing its total ownership interest to 46.85%. Dividends received during the first six months of 2002 totalled $2,343. During the same period in 2001, IHFC refinanced its real estate which allowed for an unusually large dividend of $25,059 to be paid to the Company. The large dividend essentially reflected an advance on the Company's earnings and as such, the investment in IHFC is shown as a credit balance in the liabilities section of in the accompanying balance sheets. The recored investment of IHFC was ($13,845) and ($15,593) at June 1, 2002 and November 24, 2001,
respectively.

The Company's investment in Zenith was recorded at $3,984 at June 1, 2002 and November 24, 2001. Zenith continued to operate at a break-even level during the first six months of 2002.

The Company had outstanding accounts and notes receivable from LRG, an affiliated company, totaling $14,014 at the end of the second quarter of 2002. Additionally, the Company has lease and loan guarantees with LRG. During the second quarter of 2002, the Company completed its previously announced acquisition of five stores from LRG for net book value. The Company has committed to provide financial support to LRG, as needed, over the next two years. Summarized combined financial statement information for LRG for the six months ended June 1, 2002 and six months ended May 26, 2001 is presented below. The 2002 results are impacted by the sale of five stores to Bassett at the beginning of the second quarter of 2002.


                                       2002         2001
                                     ----------  -----------
Total assets                            $9,923      $17,121
Total liabilities                       21,601       27,062
Revenues                                25,996       29,245
Net loss                                  (798)      (3,645)


                                   6 of 16

              BASSETT FURNTURE INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
            STATEMENTS-UNAUDITED JUNE 1, 2002(Dollars in thousands
                       except share and per share data)

Note D. Comprehensive income:
For the quarters ended June 1, 2002 and May 26, 2001, total comprehensive income (loss) was $2,532 and ($983), respectively. Included in total comprehensive income (loss) are net income (loss) of $2,880 and ($538) and unrealized holding losses, net of tax of $348 and $445. Comprehensive income was $4,964 and $675, consisting of net income of $5,792 and $1,714 and unrealized holding losses, net of tax of $828 and $1,039 for the six month periods ended June 1, 2002 and May 26, 2001, respectively.

Note E. Restructuring, Impaired Fixed Assets and Other Unusual and Nonrecurring Charges:
There were no restructuring, fixed asset impairments or other non-recurring charges incurred during the first six months of 2002. However, $1,066 of severance and related employee benefit costs were expensed during the first six months of 2001, $819 of this amount in the second quarter of 2001, associated with fiscal 2001 restructuring. Additionally, the Company recorded an impaired asset charge of $1,600 in the first quarter of 2001, related to the same restructuring. There was $364 remaining in the restructuring reserve as of June 1, 2002 that relates to severance and employee benefits that will be paid out over the remainder of 2002.

Note F. Contingencies:
Legislation has phased out interest deductions on certain policy loans related to Company owned life insurance (COLI) as of January 1, 1999. The Company has recorded cumulative reductions to income tax expense of approximately $8,000 as the result of COLI interest deductions through 1998. The Internal Revenue Service, on a national level, has pursued an adverse position regarding the deductibility of COLI policy loan interest for years prior to January 1, 1999. The IRS has received favorable rulings on the non-deductibility of COLI loan interest. Management understands that these rulings and the adverse position taken by the IRS will be subjected to extensive challenges in court. Management was actively engaged in negotiating a settlement with the IRS during the second quarter of 2002. The Company believes it has adequate reserves to address estimated settlement amounts.

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

As part of the Company's expansion strategy for its retail stores, Bassett has guaranteed certain lease obligations of licensee operators of the Bassett Furniture Direct program. Lease guarantees range from three to ten years. The Company was contingently liable under licensee lease obligation guarantees in the amount of $26,191 and $25,708 at June 1, 2002 and November 24, 2001, respectively.

Note G. Recent Accounting Pronouncements
The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" in the first quarter of fiscal 2002. Instead of amortizing goodwill over a fixed period of time, the Company will instead measure the fair value of acquired businesses annually to determine if goodwill has been impaired. Goodwill amortization, related to investments in affiliates, which was recorded during the first six months and second quarter of 2001 and that will no longer be recorded, was $112 and $56, respectively. There would have been no change to basic or diluted earnings per share should the Company have adopted SFAS No. 142 in 2001.

                                   7 of 16

              BASSETT FURNTURE INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
            STATEMENTS-UNAUDITED JUNE 1, 2002(Dollars in thousands
                       except share and per share data)


Note H. Earnings per share:
The following reconciles basic and diluted earnings per share after cumulative effect of accounting change:




                                                                  Weighted
                                                                  Average     Earnings
                                                   Net Income      Shares     per share
                                               ----------------------------------------
For the six months ended June 1, 2002
-----------------------------------------------
Net income available to common stockholders            $ 5,792   11,703,394     $ 0.50
Add effect of dilutive securities:
    Options and restricted stock                             -      136,298      (0.01)
                                               ----------------------------------------
Diluted earnings per share                             $ 5,792   11,839,692     $ 0.49
                                               ========================================

For the quarter ended June 1, 2002
-----------------------------------------------

Net income available to common stockholders            $ 2,880   11,709,712     $ 0.25
Add effect of dilutive securities:
    Options and restricted stock                             -      230,282      (0.01)
                                               ----------------------------------------
Diluted earnings per share                             $ 2,880   11,939,994     $ 0.24
                                               ========================================

For the six months ended May 26, 2001
-----------------------------------------------

Net income available to common stockholders            $ 1,714   11,704,023     $ 0.15
Add effect of dilutive securities:
    Options and restricted stock                             -        7,272          -
                                               ----------------------------------------
Diluted earnings per share                             $ 1,714   11,711,295     $ 0.15
                                               ========================================

For the quarter ended May 26, 2001
-----------------------------------------------

Net loss available to common stockholders               $ (538)  11,698,397    $ (0.05)
Add effect of dilutive securities:
    Options and restricted stock                             -       10,780          -
                                               ----------------------------------------
Diluted earnings (loss) per share                       $ (538)  11,709,177    $ (0.05)
                                               ========================================




Options to purchase 2.0 million and 1.7 million shares of common stock were outstanding during the second quarters of 2002 and 2001, respectively, that could potentially dilute basic EPS in the future.

                                   8 of 16

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                 JUNE 1, 2002
            (Dollars in thousands except share and per share data)


Note I. Segment Information:
Segment information for the periods ended June 1, 2002 and May 26, 2001 was as follows:

For the six months ended June 1, 2002

                                           Wood           Imports       Upholstery         Other        Consolidated
                                     --------------------------------------------------------------------------------
Net sales                                 $   84,700     $    19,542      $   54,169      $    7,281      $  165,692

Operating income (loss)                        9,835           4,492           7,174        (15,872)           5,629

Depreciation and amortization                  1,813               -             465           2,807           5,085

Capital expenditures                           1,082               -             396           2,868           4,346

For the quarter ended June 1, 2002

                                          Wood           Imports        Upholstery         Other       Consolidated
                                     --------------------------------------------------------------------------------
Net sales                                 $   40,188     $    10,187      $   25,849      $    4,680      $  80,904

Operating income (loss)                        4,633           2,484           3,395         (7,883)          2,629

Depreciation and amortization                    845               -             227           1,402          2,474

Capital expenditures                             519               -             217           2,414          3,150

For the six months ended May 26, 2001

                                          Wood           Imports        Upholstery          Other      Consolidated
                                     --------------------------------------------------------------------------------
Net sales                                 $   90,818     $    15,990      $   44,269      $    5,241      $  156,318

Operating income (loss)                        8,166           3,587           4,097        (16,759)           (909)

Depreciation and amortization                  2,231               -             500           2,813           5,544

Capital expenditures                           1,049               -             181           9,297          10,527


For the quarter ended May 26, 2001

                                          Wood           Imports        Upholstery         Other       Consolidated
                                     --------------------------------------------------------------------------------
Net sales                                 $   42,243     $     7,344      $   22,027      $    2,151      $   73,765

Operating income (loss)                        2,435           1,629           1,937         (9,449)         (3,448)

Depreciation and amortization                  1,140               -             223           1,397           2,760

Capital expenditures                             497               -              69           4,617           5,183


The Company's other business segment consists of a contemporary furniture business, corporate retail stores and other corporate operations, including certain selling, general and administrative expenses, all included to reconcile segment information to the consolidated financial statements. Operating income by business segment is defined as sales less direct operating costs and expenses.

The Company's six corporately owned and operated stores had sales of $5,606 and a loss of ($546) for the six months ended June 1, 2002. Almost all of the corporate store activity occurred in the second quarter of 2002. The elimination of wholesale sales to the corporate stores amounted to $2,537 for the six months ended June 1, 2002.


                                   9 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  JUNE 1, 2002
             (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Periods ended June 1, 2002 compared with periods ended May 26, 2001

The Company reported net sales of $165,692 for the six months ended June 1, 2002, an increase of 6% from $156,318 reported for the first six months of 2001. Sales for the second quarter of 2002 increased by $7,139 or 10% over sales for the second quarter of 2001. These increases are due to strong performances in the Bassett Furniture Direct (BFD) retail stores and increasing success with independent dealers through the Five Star program (a program offering prepaid freight and quick delivery), which generated greater demand for the Company's products, especially in upholstered furniture. The Company also acquired five retail stores from LRG Furniture, LLC at the beginning of the second quarter of 2002. As a result, second quarter 2002 sales contain retail. The elimination of wholesale sales to corporately owned retail stores amorated to $2,537 for the second quarter of 2002.

Sales to the BFD and @Home channels increased by 25% in the second quarter of 2002 and for the first six months of 2002 compared to the same periods in 2001. During the first six months of 2002, seven new BFD stores were opened, bringing the total BFD's open at the end of the quarter to 73. There were a total of 180 @Home galleries at the end of the second quarter of 2002.

Gross margin; selling, general and administrative (S,G&A) expenses; and operating income as a percentage of net sales were as follows for the quarters ended June 1, 2002, and May 26, 2001:

                                              For the Six Months Ended           For the Quarter Ended
                                            June 1, 2002   May 26, 2001       June 1, 2002    May 26, 2001
                                         -------------------------------    --------------------------------
Gross margin                                        21.2%          16.4%             22.8%            15.0%
Gain on sale of property and equipment                  -           1.9%                 -                -
Restructuring and impaired fixed asset
charges                                                 -           1.7%                 -             1.1%
S,G&A                                               17.8%          17.2%             19.6%            18.6%
Operating income (loss)                              3.4%         (0.6%)              3.2%           (4.7%)

The increase in gross margin for the first six months and second quarter of 2002 compared to the prior year periods was a result of improved earnings from the Upholstery Division, restructuring activities in the Wood Division completed in fiscal 2001 and, to a lesser degree for the second quarter of 2002 only, inclusion of retail sales. The overall improvement in the Company's operating margins was due in part to the 2001 reductions in the Company's fixed cost structure and the related completion of restructuring activities.

The Company recognized a one-time gain of $3,028 on the sale of its former showroom in Thomasville, North Carolina, during the first quarter of 2001 which was included in operating income in 2001.

In late 2000, the Company made a decision to consolidate production in the Wood Division. As a result of this decision, the Company incurred $1,066 in related restructuring expenses during the first six months of 2001. Also during the first quarter of 2001, additional restructuring activities, which include further consolidation within the Wood Division, resulted in a charge of $1,600 related to the writedown of property and equipment. This writedown was entirely related to closing one facility in Bassett, Virginia. Production and many of the employees from this facility have been transferred to other manufacturing facilities.

S,G&A expenses were 17.8% of sales for the first six months of 2002 and 19.6% of sales for the second quarter of 2002 compared to 17.2% and 18.6% of sales for the period and quarter ended in 2001. The Company's total S,G&A spending increased from $13,722 in the second quarter 2001 to $15,820 for the second quarter of 2002 due in large part to the addition of corporate retail stores in the second quarter of 2002. If the impact of corporate retail stores is removed, SG&A costs for the second quarter of 2002 would have been $13,066. SG&A expenses for the first six months of 2002 compared to to the first six months of 2001 also reflect the addition of retail in the second quarter. The Company continues to closely monitor discretionary spending and adjusts expenses to current sales


                                    10 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES

                                 JUNE 1, 2002
            (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

demands with spending reductions in corporate overhead and marketing. Management is committed to the further reduction of SG&A costs.

Other income for the first six months and for the quarter ended June 1, 2002, was $590 and $1,133 below the period and quarter ended in 2001. The decreases were largely attributable to lower earnings from the Company's investment in the Bassett Alternative Asset Fund, LP, partially offset by improved results from the LRG investment as well as better earnings from the Company's IHFC investment. Included in other income are the Company's regular investment earnings, earnings from its equity in undistributed income of affiliated companies, and interest expense. Other income is expected to continue to be an integral component of the Company's future earnings.

The effective tax rate was 31% in the second quarter of 2002 compared to 30% in the second quarter of 2001. The effective tax rates are lower than the statutory federal income tax rate due principally to exclusions for tax exempt income.

For the quarter ended June 1, 2002, net income was $2,880 or $.24 per diluted share, compared to a loss of ($538) or ($.05) per diluted share for the second quarter ended May 26, 2001.

Year-to-date income for the first six months of 2002 was $5,792 or $.49 per diluted share compared to $1,714 or $.15 per diluted share for the same period in 2001.


Segment Information

The following is a discussion of operating results for each of Bassett's business segments.

                             For the Six Months Ended                    Quarter Ended
Wood Division               June 1, 2002     May 26, 2001         June 1, 2002    May 26, 2001
                          ---------------------------------     --------------------------------
Net sales                      $  84,700        $  90,818            $  40,188       $  42,243
Contribution to profit
and overhead                   $   9,835        $   8,166            $   4,633       $   2,435


Wood Division net sales decreased for the first six months and for the second quarter of 2002 from levels attained in the 2001 periods due to continued erosion of department store sales, the bankruptcies of two major customers and a strategic decision by management to import certain product offerings based on competitive pressures. The decline in shipments to the department store channel was partially offset by an increase in shipments to the BFD stores. In an effort to improve sales and margins in this segment, the Company is introducing new products, opening more BFD and @Home stores, repositioning the division through cost reduction initiatives, as well as improving product styling, quality and service.

Contribution to profit and overhead is defined by the Company as gross profit less direct divisional operating expenses, but excluding any allocation of corporate overhead expenses, interest expense, or income taxes. Wood Division contribution to profit and overhead improved between periods (11.6% of sales for 2002 as compared to 9% of sales for 2001) despite the 6.7% decline in sales. The Company was able to achieve these results due to restructuring efforts completed in 2001. Sales improvement, if realized, and complete implementation of cost cutting initiatives should improve operating results for this division in subsequent quarters.


                                   11 of 16

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                  JUNE 1, 2002
             (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                            For the Six Months Ended                    Quarter Ended
Import Division           June 1, 2002     May 26, 2001         June 1, 2002     May 26, 2001
                        ---------------------------------     ---------------------------------
Net sales                    $  19,542        $  15,990            $  10,187        $   7,344
Contribution to profit
and overhead                 $   4,492        $   3,587            $   2,484        $   1,629


Net sales for the Import Division increased 39% in the second quarter of 2002 compared to the second quarter of 2001 and 22.2% in a year over year comparison. The Company expects the sales of this segment to continue to increase, which should, in turn, increase the Company's overall margin position. The division has benefited from the Company's decision to outsource certain wood furniture previously manufactured domestically. Notable among the wood furniture now imported are occasional tables and cribs. The products of the Import Division will continue to supplement the product offerings of the other divisions, as well as include complete suites of bedroom and dining room furniture.

Import Division contribution to profit and overhead increased from 22.2% of net sales in the second quarter of 2001 to 24.4% of net sales in 2002. For the first six months of 2002, Import Division contribution to profit and overhead was 23% of sales compared to 22.4% of sales for prior year period. The expected sales growth of this segment requires the Company to focus more attention on forecasting and purchasing practices, inventory management, logistics and quality.


                              For the Six Months Ended                   Quarter Ended
Upholstery Division        June 1, 2002     May 26, 2001         June 1, 2002     May 26, 2001
                        ---------------------------------     ---------------------------------
Net sales                     $  54,169         $  44,269           $  25,849        $  22,027
Contribution to profit
and overhead                  $   7,174         $   4,097           $   3,395        $   1,937

Net sales for the Upholstery Division have increased by 17% for the second quarter 2002 compared to the second quarter 2001, and by 22% on a year-to-date comparison, due to sales increases through the BFD channel. The Division's product offerings have been bolstered by products with more contemporary styling at better price points than those that were offered in the first six months of 2001. Additionally, the Company has implemented a quick ship delivery program for certain dealers that guarantees delivery of furniture to the customer within thirty days. Management also decided, during 2001, to exit certain distribution channels, which were incompatible with the Bassett brand image and the Company's current primary channels of distribution. The Company is focusing upholstery distribution on its BFD stores, its @ Home with Bassett galleries, and several of its major customers.



                                    12 of 16

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                 JUNE 1, 2002
            (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contribution to profit and overhead increased from 8.8% of net sales for the second quarter of 2001 to 13.1% of net sales for the second quarter of 2002. The improvement was nearly identical for the first six months of 2002 compared to the first six months of 2001. Increases were due to increased volume, a continuation of efforts to control labor and overhead spending, the decision to exit certain distribution channels, introduction of new products and the implementation of several operational initiatives. These include cellular manufacturing and investments in new cutting and sewing equipment. The Company plans additional profit improvements for the Upholstery Division through sales growth of new products at higher margins and the related absorption efficiencies resulting from increased sales and production levels.

Liquidity and Capital Resources

Cash provided by operating activities was $14,221 for the six months ended June 1, 2002, compared to $12,763 for the six months ended May 26, 2001. The Company continued to reduce accounts receivable levels through better collection efforts during 2002, though not at the same pace established in 2001. Inventories increased by $2,382 during the first six months of 2002 after a large reduction for the same period in 2001. The Company continues its efforts to efficiently manage working capital. Some of these initiatives include better planning and forecasting, improved purchasing practices, discounting of slow-moving inventories, and more effective collection efforts.

The Company invested $4,346 in property and equipment in the first six months of 2002 for retail real estate, computer related equipment for information systems, and various manufacturing equipment. The Company invested $10,527 during the first six months of 2001 for retail real estate, the build out of its leased showroom and computer related equipment for information systems. During 2001, the Company realized proceeds of $3,828 on the sale of its former showroom in Thomasville, North Carolina and received a special dividend from an affiliated company of $25,059, which was utilized to reduce the Company's overall debt position. During the first six months of 2002 the Company expended $2,118 to increase its ownership interest in the International Home Furnishings Center (IHFC) and to take an equity interest in a licensee operator developing stores in New England.

During 2000, the Company entered into a three-year $70,000 revolving credit facility with a new lender and three other participants. The facility was amended in 2001 to address restrictive covenants and to reduce the total facility to $60,000. During the first six months of 2002 the Company repaid the entire amount of the obligation outstanding on this facility, to bring the balance of long-term debt outstanding at the end of the second quarter to $0. During the first six months of 2001, the Company repaid $28,000 of this facility, principally by applying the special dividend from an affiliate. The Company does not expect to substantially increase its level of borrowings in fiscal year 2002.

The Company purchased and retired 50,500 shares of its Common Stock for $550 during the first six months of 2001. These purchases were part of the Company's stock repurchase program, approved in fiscal 1998, which allows the Company to repurchase up to $40,000 in Company stock. The Company made no share repurchases in the first six months of 2002. Dividends in the amount of $.40 per share were paid in the first six months of 2002 and 2001.

The current ratio as of June 1, 2002, and November 24, 2001, respectively, was
3.00 to 1 and 3.19 to 1. Working capital at June 1, 2002, was $65,870 compared to $72,996 at November 24, 2001. The Company's consolidated financial statements are prepared on the basis of historical cost and are not intended to show the impact of inflation or changing prices. Neither inflation nor changing prices have had a material effect on the Company's consolidated financial position and results of operations in recent years.

                                   13 of 16

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                 JUNE 1, 2002
            (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

General

The furniture industry is currently undergoing rapid change. The change has been precipitated by both the growth of imported furniture (which has included downward pressure on retail prices) and the consolidation and elimination of traditional channels of distribution. Bassett Furniture Industries has embraced these changes by reducing its domestic production of product that can be more efficiently sourced overseas. The Company strives to provide its customers with home furnishings at competitive prices and, with that goal in mind, will continue to evaluate the cost effectiveness of domestic production on a product by product basis. The Company also is continuing its focus on the Bassett Furniture Direct distribution channel. Continual improvements to the retail program are being made through improved product and better delivery, service and training. The Company expects to open between 15 and 20 new stores per year over the next several years. The Company believes that manufacturing operating margins will continue to improve through its efforts to source more product overseas and reengineer manufacturing processes.

Management intends to execute these strategies in such a way as to preserve the Company's investments, minimize the need for borrowed funds and maintain a strong balance sheet These new strategies entail key business risks, namely the realization of inventories and receivables and the coverage of potential contingent liabilities, for which management believes adequate reserves have been established.

Market Risk:

The Company is exposed to market risk for changes in market prices of its various types of investments. The Company's investments include equity securities and an investment partnership included in its investments in affiliated companies. The Company does not use these securities for trading purposes and is not party to any leveraged derivatives.

The Company's equity securities portfolio, which totaled $7,457 at June 1, 2002, is diversified among over twenty different medium to large capitalization interests. Although there are no maturity dates for the Company's equity investments, management has plans to liquidate its current equity portfolio on a scheduled basis over the next four years.

The Company's investment in a limited partnership, which totaled $57,702 at June 1, 2002, invests in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership's exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest, market currency rates, and liquidity.

Safe-harbor, forward-looking statements: This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

-        competitive conditions in the home furnishings industry
-        general economic conditions that are less favorable than expected
-        overall consumer demand for home furnishings
-        timing and number of new BFD openings and closings
-        not fully realizing cost reductions through restructurings
-        the profitability of BFD licensees and Company owned BFD's
-        cost and availability of raw materials and labor
-        effectiveness of marketing and advertising campaigns
- future tax legislation, or regulatory or judicial positions related to COLI
-        information and technology advances
-        ability to execute new global sourcing strategies



                                   14 of 16

                         PART II - OTHER INFORMATION
              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES

                                 JUNE 1, 2002


Item 4.  Submission of matters to a vote of security holders
None

Item 6.

a.  Exhibits:  None

b.  Reports on Form 8-K:
 Form 8-K dated May 14, 2002, announcing a change in the Company's independent public accountants was filed during the quarter



                                   15 of 16

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


July 15, 2002











                                   16 of 16