Form 10-Q
period 2002-08-31
BASSETT FURNITURE INDUSTRIES INC
filed 2002-10-09
CIK 10329

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002

                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________

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



At September 26, 2002, 11,720,617 shares of common stock of the Registrant were outstanding.

                                    1 of 21

                         PART I - FINANCIAL INFORMATION
               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
     FOR THE PERIODS ENDED AUGUST 31, 2002, AND AUGUST 25, 2001 - UNAUDITED
                      (In thousands except per share data)

 Item 1.  Financial Statements

                                                                  Nine Months Ended                            Quarter Ended
                                                    ---------------------------------------  -------------------------------------
                                                           40 Weeks           39 Weeks            13 Weeks           13 Weeks
                                                    -------------------- ------------------  ------------------ ------------------
                                                       August 31, 2002     August 25, 2001     August 31, 2002   August 25, 2001
                                                    -------------------- ------------------  ------------------ ------------------
Net sales                                           $ 244,059                 $ 227,608           $  78,367          $  71,290
Cost of sales                                         192,298                   191,799              61,783             61,133
                                                    ---------                 ---------           ---------          ---------
  Gross profit                                         51,761                    35,809              16,584             10,157

Selling, general and administrative                    45,020                    39,728              15,472             12,805
Gain on sales of property and equipment
                                                           --                    (4,013)                 --               (985)
Restructuring and impaired fixed asset charges          1,251                     6,639               1,251              3,973
                                                    ---------                 ---------           ---------          ---------
  Operating income (loss)                               5,490                    (6,545)               (139)            (5,636)

Other income (loss), net                                1,817                     4,678                (948)             1,323
                                                    ---------                 ---------           ---------          ---------
Income (loss) before income taxes                       7,307                    (1,867)             (1,087)            (4,313)

Income taxes                                           (2,233)                      747                 369              1,479
                                                    ---------                 ---------           ---------          ---------
Net income (loss)                                   $   5,074                 $  (1,120)          $    (718)         $  (2,834)

Retained earnings-beginning of period                 173,011                   185,293             174,274            182,112
Cash dividends                                         (7,030)                   (7,035)             (2,341)            (2,345)
Share repurchases, net                                    (74)                     (182)               (234)                23
                                                    ---------                 ---------           ---------          ---------
Retained earnings-end of period                     $ 170,981                 $ 176,956           $ 170,981          $ 176,956
                                                    =========                 =========           =========          =========

Basic earnings (loss) per share                     $    0.43                 $   (0.10)          $   (0.06)         $   (0.24)
                                                    =========                 =========           =========          =========

Diluted earnings (loss) per share                   $    0.43                 $   (0.10)          $   (0.06)         $   (0.24)
                                                    =========                 =========           =========          =========

Dividends per share                                 $    0.60                 $    0.60           $    0.20          $    0.20
                                                    =========                 =========           =========          =========


The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.



                                    2 of 21

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      AUGUST 31, 2002 AND NOVEMBER 24, 2001
                                 (In thousands)





ASSETS                                                              (Unaudited)
------                                                            August 31, 2002     November 24, 2001
                                                                 -----------------   -------------------
Current assets
    Cash and cash equivalents                                      $   4,212             $   5,347
    Accounts receivable, net                                          47,582                51,487
    Inventories, net                                                  38,139                32,244
    Other current assets                                               6,584                10,609
    Refundable income taxes                                            4,276                 2,728
    Deferred income taxes                                              5,553                 3,841
                                                                   ---------             ---------
Total current assets                                                 106,346               106,256
                                                                   ---------             ---------

Property and equipment
    Cost                                                             229,579               225,632
    Less accumulated depreciation                                    138,543               135,225
                                                                   ---------             ---------
Total property and equipment                                          91,036                90,407
                                                                   ---------             ---------

Other long-term assets
    Investment securities                                              5,687                 9,116
    Investments in affiliated companies                               60,820                62,636
    Deferred income taxes                                              2,134                 6,528
    Notes receivable, net                                             18,813                14,551
    Other                                                              6,979                11,909
                                                                   ---------             ---------
Total other long-term assets                                          94,433               104,740
                                                                   ---------             ---------
Total assets                                                       $ 291,815             $ 301,403
                                                                   =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                               $  17,464             $  15,010
    Accrued liabilities                                               17,426                18,250
                                                                   ---------             ---------
Total current liabilities                                             34,890                33,260
                                                                   ---------             ---------

Long-term liabilities
    Employee benefits                                                 10,424                10,596

    Long-term debt                                                        --                 7,482
    Deferred revenue from affiliate                                   15,693                15,593
                                                                   ---------             ---------
Total long-term liabilities                                           26,117                33,671
                                                                   ---------             ---------

Stockholders' Equity
     Common stock                                                     58,603                58,636
     Retained earnings                                               170,981               173,011
     Accumulated other comprehensive income -
         unrealized holding gains, net of income tax effect            1,300                 3,047

     Unamortized stock compensation                                      (76)                 (222)
                                                                   ---------             ---------
Total stockholders' equity                                           230,808               234,472
                                                                   ---------             ---------
Total liabilities and stockholders' equity                         $ 291,815             $ 301,403
                                                                   =========             =========



The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

                                    3 of 21

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE PERIODS ENDED AUGUST 31, 2002 AND AUGUST 25, 2001 - UNAUDITED
                                 (in thousands)


                                                                                                    2002            2001
                                                                                                  40 Weeks        39 Weeks
                                                                                                 ----------      ----------
Net income (loss)                                                                               $  5,074         $ (1,120)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                                    7,686            8,357
  Equity in undistributed income of affiliated companies                                          (3,823)          (4,367)
  Provision for deferred income taxes                                                              2,117           (2,736)

  Provision for writedown of property and equipment                                                   --            4,550

  Net gain from sales of property and equipment                                                       --           (4,013)

  Net gain on financial instrument                                                                    --             (448)
  Net gain from sales of investment securtities                                                     (707)          (1,502)
  Compensation earned under restricted stock plan                                                    146              130
  Changes in long-term liabilities                                                                  (172)            (160)
  Changes in operating assets and liabilities:
             Accounts receivable                                                                   3,335            8,717
             Inventories                                                                          (2,020)          18,386
             Other current assets                                                                  4,067             (763)
             Accounts payable and accrued liabilities                                             (3,291)          (9,316)
                                                                                                --------         --------
          Net cash provided by operating activities                                               12,412           15,715
                                                                                                --------         --------

Investing activities:
    Purchases of property and equipment                                                           (7,088)         (11,953)

    Proceeds from sales of property and equipment                                                     --            5,114
    Dividends from affiliated companies                                                            8,623           28,782
    Proceeds from sales of investment securities                                                   1,393            2,590

    Investments in affiliated companies                                                           (2,118)              --
    Other, net                                                                                     1,451             (116)
                                                                                                --------         --------
           Net cash provided by investing activities                                               2,261           24,417
                                                                                                --------         --------

Financing activities:
  Repayments of long-term debt                                                                    (8,671)         (32,000)
  Issuance of common stock                                                                           321              219
  Repurchase of common stock                                                                        (428)            (550)
  Cash dividends                                                                                  (7,030)          (7,035)
                                                                                                --------         --------
            Net cash used in financing activities                                                (15,808)         (39,366)
                                                                                                --------         --------

Net change in cash and cash equivalents                                                           (1,135)             766

Cash and cash equivalents, beginning of period                                                     5,347            3,259
                                                                                                --------         --------

Cash and cash equivalents, end of period                                                        $  4,212         $  4,025
                                                                                                ========         ========

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

                                    4 of 21

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                 AUGUST 31, 2002
             (Dollars in thousands except share and per share data)



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

Note B. Inventories:
Inventories are valued at the lower of cost or market. Cost is determined for wholesale domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories and retail inventories are determined using the first-in, first-out (FIFO) method.

                                        August 31,      November 24,
                                           2002             2001
                                       ------------    --------------
Finished goods                          $ 30,666         $ 29,289
Work in process                            3,320            4,084
Raw materials and supplies                18,179           16,046
Retail merchandise                         3,299              441
                                        --------         --------
Total inventories on FIFO method          55,464           49,860
LIFO adjustment                          (17,325)         (17,616)
                                        --------         --------
Total inventories, net                  $ 38,139         $ 32,244
                                        ========         ========


Note C. Investments in Affiliated Companies:
The Company's investments in affiliated companies are summarized in the table below:


                                                               Description
Affiliate                                  % Ownership        of business
---------------------------------------  ----------------- -----------------
 The Bassett Industries                                        Investment
 Alternative Asset Fund, LP                   99.8%           Partnership

International Home                                                Home
 Furnishings                                                  Furnishings
 Center, Inc. (IHFC)                          46.9%            Showrooms

Zenith Freight Lines, LLC                     49.0%          Transportation

                                                               Furniture
LRG Furniture, LLC (LRG)                      51.0%             Retailer

                                                               Furniture
BFD Northeast, LLC (BFD NE)                   30.0%             Retailer

                                    5 of 21

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                               AUGUST 31, 2002
            (Dollars in thousands except share and per share data)

Summarized combined income statement information for the Company's equity method investments, excluding LRG Furniture, LLC (LRG), for the nine months ended August 31, 2002 and August 25, 2001 are as follows:

                                2002           2001
                               ------         ------
Revenues                      $40,330        $43,858
Income from operations         19,146         20,377
Net income                      8,928          9,813

The recorded investment in the Bassett Industries Alternative Asset Fund, LP (BIAAF) was $56,370 and $58,652 at August 31, 2002 and November 24, 2001,
respectively. The Company received distributions of $3,000 during the first nine months of 2002 related to this investment.

The Company paid $1,519 for an additional ownership interest in IHFC during the first quarter of 2002, bringing its total ownership interest to 46.85%. Dividends received during the first nine months of 2002 totaled $5,623. During the same period in 2001, IHFC refinanced its real estate, which allowed for an unusually large dividend of $25,059 to be paid to the Company. The large dividend essentially reflected an advance on the Company's earnings and as such, the investment in IHFC is shown as a credit balance in the liabilities section of the accompanying balance sheets. The recorded investment in IHFC was ($15,693) and ($15,593) at August 31, 2002 and November 24, 2001, respectively.

The Company's investment in Zenith was recorded at $3,984 at August 31, 2002 and November 24, 2001. Zenith continued to operate at a break-even level during the first nine months of 2002.

The Company had outstanding accounts and notes receivable from LRG, an affiliated company, totaling $14,236 at the end of the third quarter of 2002. Additionally, the Company has lease and loan guarantees with LRG. During the second quarter of 2002, the Company completed its previously announced acquisition of five stores from LRG for net book value. The Company has committed to provide financial support to LRG, as needed, over the next two years. Summarized combined financial statement information for LRG for the nine months ended August 31, 2002 and nine months ended August 25, 2001 is presented below. The 2002 results are impacted by the sale of five stores to Bassett at the beginning of the second quarter of 2002.

                            2002             2001
                          ---------       ---------
Total assets             $  8,135         $ 17,177
Total liabilities          20,457           29,390
Revenues                   35,135           44,532
Net loss                   (1,442)          (5,306)

In the first quarter of 2002, the Company paid $600 for a 30% ownership interest in a joint venture developing Bassett Furniture Direct (BFD) stores in New England.


                                    6 of 21

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                               AUGUST 31, 2002
            (Dollars in thousands except share and per share data)

Note D. Comprehensive income:

For the quarters ended August 31, 2002, and August 25, 2001, total comprehensive loss was $1,637 and $3,809, respectively. Included in total comprehensive income are net losses of $718 and $2,834 and unrealized holding losses, net of tax of $919 and $975. Comprehensive income (loss) was $3,327 and ($3,134), consisting of net income (loss) of $5,074 and ($1,120) and unrealized holding losses, net of tax of $1,747 and $2,014 for the nine months ended August 31, 2002 and August 25, 2001, respectively.

Note E. Restructuring, Impaired Fixed Assets and Other Unusual and Nonrecurring
Charges:

During the third quarter of 2002, the Company announced that it would close its California upholstery plant and consolidate upholstery production into its two North Carolina facilities. Restructuring charges of $1,251, which entirely relate to severance and employee benefit costs for approximately 200 employees, were accrued at the end of the quarter. During the first nine months of 2001, $5,039 of severance and related employee benefit costs were expensed, $3,973 of this amount in the third quarter of 2001, associated with fiscal 2001 restructuring. Additionally, the Company recorded an impaired asset charge of $1,600 in the first quarter of 2001, related to the same restructuring. There was $56 remaining in the 2001 restructuring reserve as of August 31, 2002 that relates to severance and employee benefits that will be paid out over the remainder of 2002. The Company is holding the related property for sale and expects to realize a gain on the disposition of assets in the next nine months.

Note F. Contingencies:

Legislation has phased out interest deductions on certain policy loans related to Company owned life insurance (COLI) as of January 1, 1999. The Company has recorded cumulative reductions to income tax expense of approximately $8,000 as the result of COLI interest deductions through 1998. The Internal Revenue Service, on a national level, has pursued an adverse position regarding the deductibility of COLI policy loan interest for years prior to January 1, 1999. The IRS has received favorable rulings on the non-deductibility of COLI loan interest. The Company has entered into a settlement process with the IRS regarding the non-deductibility of interest expense for certain fiscal years. Management believes that the Company has adequate reserves to address the estimated settlement amount.

The Company has also surrendered the policies under the COLI plan effective July 31, 2002. Discussions are currently underway with the Company's insurance carrier relating to the final settlement of these policies.

The Company is involved in various other legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is management's opinion that the final resolution of these matters will not have a material adverse effect on the Company's financial position or future results of operations.

As part of the Company's expansion strategy for its retail stores, Bassett has guaranteed certain lease and loan obligations of licensee operators of the Bassett Furniture Direct program. Lease guarantees range from three to ten years. Loan guarantees are for a maximum of 36 months and are limited to $400 per location. The loan guarantees are used to finance initial floor inventories for the BFD stores. The Company was contingently liable under licensee lease obligation guarantees in the amount of $29,496 and $25,708 at August 31, 2002 and November 24, 2001, respectively. The Company was contingently liable under BFD loan guarantees in the amount of $7,912 and $8,990 at August 31, 2002 and November 24, 2001.

Note G. Recent Accounting Pronouncements

The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" in the first quarter of fiscal 2002. Instead of amortizing goodwill over a fixed period of time, the Company will instead measure the fair value of acquired businesses annually to determine if goodwill has been impaired. Goodwill amortization, related to investments in affiliates, which was recorded during the first nine months and third quarter of 2001 and that will no longer be recorded, was $168 and $56, respectively. There would have been no change to basic or diluted earnings per share should the Company have adopted SFAS No. 142 in 2001.

                                    7 of 21

              BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                               AUGUST 31, 2002
            (Dollars in thousands except share and per share data)


Note H. Earnings per share:

The following reconciles basic and diluted earnings per share after cumulative effect of accounting change:


                                                                        Weighted
                                                                        Average     Earnings per
                                                       Net Income        Shares         share
                                                  ------------------------------------------------
For the nine months ended August 31, 2002
--------------------------------------------

Net income available to common stockholders        $    5,074         11,704,996        $0.43
Add effect of dilutive securities:
    Options and restricted stock                           --            117,441           --
                                                   ------------------------------------------
Diluted earnings per share                         $    5,074         11,822,437        $0.43
                                                   ==========================================

For the quarter ended August 31, 2002
--------------------------------------------

Net loss available to common stockholders          $     (718)        11,708,324        $(0.06)
Add effect of dilutive securities:
    Options and restricted stock                           --                 --            --
                                                   -------------------------------------------
Diluted earnings per share                         $     (718)        11,708,324        $(0.06)
                                                   ===========================================

For the nine months ended August 25, 2001
--------------------------------------------

Net loss available to common stockholders          $   (1,120)        11,703,349        $(0.10)
Add effect of dilutive securities:
    Options and restricted stock                           --                 --            --
                                                   -------------------------------------------
Diluted earnings per share                         $   (1,120)        11,703,349        $(0.10)
                                                   ===========================================

For the quarter ended August 25, 2001
--------------------------------------------

Net loss available to common stockholders          $   (2,834)        11,702,001        $(0.24)
Add effect of dilutive securities:
    Options and restricted stock                           --                 --            --
                                                   -------------------------------------------
Diluted earnings (loss) per share                  $   (2,834)        11,702,001        $(0.24)
                                                   ===========================================

Options to purchase 1.9 million and 1.8 million shares of common stock were outstanding during the third quarters of 2002 and 2001, respectively, that could potentially dilute basic EPS in the future.

Common stock equivalent shares are excluded from the computations if their effect is anti-dilutive. The effect of stock options is not included in the diluted computation for periods in which a loss occurs because to do so would have been anti-dilutive.

                                    8 of 21

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                 AUGUST 31, 2002
             (Dollars in thousands except share and per share data)


Note I. Segment Information:
Segment information for the periods ended August 31, 2002 and August 25, 2001 was as follows:

For the nine months ended August 31, 2002


                                        Wood          Imports        Upholstery        Retail          Other        Consolidated
                                     --------------------------------------------------------------------------------------------
Net sales                            $123,220        $ 29,299        $ 79,602        $ 10,694         $  1,244         $244,059
Operating income (loss)                12,777           6,784          10,512            (809)         (23,774)           5,490
Depreciation and amortization           2,783              --             715              61            4,127            7,686
Capital expenditures                    1,823              --             492              44            4,729            7,088

For the quarter ended August 31, 2002

                                        Wood          Imports        Upholstery        Retail          Other        Consolidated
                                     --------------------------------------------------------------------------------------------
Net sales                            $ 38,519        $  9,757        $ 25,432        $  5,088         $   (429)        $ 78,367
Operating income (loss)                 2,941           2,292           3,337            (263)          (8,446)            (139)
Depreciation and amortization             970              --             250              30            1,351            2,601
Capital expenditures                      741              --              96              22            1,883            2,742

For the nine months ended August 25, 2001


                                        Wood          Imports        Upholstery                        Other        Consolidated
                                     --------------------------------------------------------------------------------------------
Net sales                            $ 130,630        $  23,061        $  66,425                      $   7,492        $ 227,608
Operating income (loss)                  9,259            4,937            6,415                        (27,156)          (6,545)
Depreciation and amortization            3,201               --              734                          4,422            8,357
Capital expenditures                     1,756               --              292                          9,905           11,953

For the quarter ended August 25, 2001


                                        Wood          Imports        Upholstery                        Other        Consolidated
                                     --------------------------------------------------------------------------------------------
Net sales                            $ 39,807        $  7,071        $ 22,155                         $  2,257         $ 71,290
Operating income (loss)                 1,334           1,541           2,330                          (10,841)          (5,636)
Depreciation and amortization             970              --             234                            1,609            2,813
Capital expenditures                      707              --             111                              608            1,426

The Company's other business segment consists of a contemporary furniture business, restructuring costs, elimination of intercompany sales ($2,629 and $5,166 for the quarter and nine months, respectively), any change in reserves for profits on inventory held by the Company's corporate stores and LRG, and other corporate support functions, including certain selling, general and administrative expenses, all included to reconcile segment information to the consolidated financial statements. Operating income by business segment is defined as sales less direct operating costs and expenses. For 2001, activity in the retail segment was negligible. The sales elimination relates to wholesale furniture shipments to the corporately owned retail stores.



                                    9 of 21

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                 AUGUST 31, 2002
             (Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Periods ended August 31, 2002 compared with periods ended August 25, 2001

The Company reported net sales of $244,059 for the nine months ended August 31, 2002, an increase of 7% from $227,608 reported for the first nine months of 2001. Sales for the third quarter of 2002 increased by $7,077 or 10% over sales for the third quarter of 2001. The increases are due to strong performances in the Bassett Furniture Direct (BFD) retail stores. Additionally, there is $2,459 and $5,528 of net retail sales (after eliminations) included for the third quarter and nine months of 2002, respectively, related to the six corporately owned BFD stores acquired in March 2002.

Sales to the BFD and @Home channels increased by 23% in the third quarter of 2002 and by 25% for the first nine months of 2002 compared to the same periods in 2001. During the first nine months of 2002, eighteen new BFD stores were opened, nine of which were opened in the third quarter. There were 83 BFD stores open at the end of the third quarter of 2002. There were a total of 175 @tHome galleries at the end of the third quarter of 2002. Sales through the BFD channel more than offset the continued attrition of business from large department stores.

Gross margin; selling, general and administrative (S,G&A) expenses; and operating income as a percentage of net sales were as follows for the nine months and quarters ended August 31, 2002, and August 25, 2001:


                                                          For the Nine Months Ended                  For the Quarter Ended
                                                     August 31, 2002    August 25, 2001       August 31, 2002    August 25, 2001
                                                   ---------------------------------------- --------------------------------------
Gross margin                                                   21.2%              15.7%                 21.2%              14.2%
Gain on sale of property and equipment                          0.0%               1.8%                  0.0%               1.4%
Restructuring and impaired fixed asset charges                  0.5%               2.9%                  1.6%               5.5%
S,G&A                                                          18.4%              17.5%                 19.7%              18.0%
Operating income (loss)                                         2.3%              (2.9%)                 (.1%)             (7.9%)

The increase in gross margin for the first nine months and third quarter of 2002 compared to the prior year periods was a result of improved earnings from the Upholstery Division, restructuring activities in the Wood Division started in fiscal 2001, increased volume through the higher margin Import Division and, to a lesser degree, inclusion of retail sales. The overall improvement in the Company's operating margins was due in part to the 2001 reductions in the Company's fixed cost structure and the related completion of restructuring activities.

The Company recognized a one-time gain of $3,028 on the sale of its former showroom in Thomasville, North Carolina, during the first quarter of 2001 which was included in operating income in 2001.

During the third quarter of 2002, the Company announced plans to close its Los Angeles, California upholstery manufacturing facility and consolidate upholstery production in its two remaining North Carolina facilities. The Company recorded $1,251 in restructuring charges for the third quarter, entirely related to severance and employee benefits associated with the cessation of operations in California. The Company is holding the related property for sale and expects to realize a gain on the disposition of assets in the next nine months. Management believes that resulting savings over the next twelve months will more than offset the charge incurred during the third quarter.

In late 2000, the Company made a decision to consolidate production in the Wood Division. As a result of this decision, the Company incurred $5,039 in related restructuring expenses during the first nine months of 2001. Also during the first quarter of 2001, additional restructuring activities, which include further consolidation within the Wood Division, resulted in a charge of $1,600 related to the writedown of property and equipment. This writedown was entirely related to closing one facility in Bassett, Virginia. Production and many of the employees from this facility have been transferred to other manufacturing facilities.

                                    10 of 21

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                 AUGUST 31, 2002
             (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

S,G&A expenses were 18.4% of sales for the first nine months of 2002 and 19.7% of sales for the third quarter of 2002 compared to 17.5% and 18% of sales for the period and quarter ended in 2001. The inclusion of retail results for the six Company owned BFD stores resulted in increases of 1.9% and 2.6% for the nine months and third quarter, respectively, over what was incurred on a manufacturing basis. The Company's total S,G&A spending increased from $12,805 in the third quarter 2001 to $15,472 for the third quarter of 2002 due in large part to the addition of corporate retail stores in the second quarter of 2002. If the impact of corporate retail stores is removed, SG&A costs for the third quarter of 2002 would have been $12,949. SG&A expenses for the first nine months of 2002 compared to the first nine months of 2001 also reflect the addition of retail in the second quarter. The Company continues to closely monitor discretionary spending and adjust such expenses to match current sales demands. Management is committed to the further reduction of SG&A costs as a percentage of net sales.

Other income(loss) for the first nine months and for the quarter ended August 31, 2002, was $1,817 and ($948). The decreases from prior year periods were largely attributable to lower earnings from the Company's investment in the Bassett Industries Alternative Asset Fund, LP (BIAAF), partially offset by improved results from the LRG investment as well as better earnings from the Company's IHFC investment. The fund has an average annual return of 11% since its inception in 1998 and has had a positive return for the first nine months of 2002. Included in other income are the Company's regular investment earnings, earnings from its equity in undistributed income of affiliated companies, and interest expense. Other income is expected to continue to be an integral component of the Company's future earnings.

The effective tax rate was 34% in the third quarter of 2002 and 2001. The effective tax rates are lower than the statutory federal income tax rate due principally to exclusions for tax exempt income.

For the quarter ended August 31, 2002, net loss was ($718) or ($.06) per diluted share, compared to a loss of ($2,834) or ($.24) per diluted share for the third quarter ended August 25, 2001.

Year-to-date income for the first nine months of 2002 was $5,074 or $.43 per diluted share compared to a loss of ($1,120) or ($.10) per diluted share for the same period in 2001.

Segment Information

The following is a discussion of operating results for each of Bassett's business segments.


                                    For the Nine Months Ended                              Quarter Ended
Wood Division                August 31, 2002        August 25, 2001            August 31, 2002       August 25, 2001
                          ----------------------------------------------   ----------------------------------------------
Net sales                     $  123,220                $  130,630                 $ 38,519              $39,807
Contribution to profit
and overhead                  $   12,777                $    9,259                 $  2,941              $ 1,334

Wood Division net sales decreased for the first nine months and for the third quarter of 2002 from levels attained in the 2001 periods due to continued erosion of department store sales, the bankruptcies of two major customers and a strategic decision by management to import certain product offerings based on competitive pressures. The decline in shipments to the department store channel was partially offset by an increase in shipments to the BFD stores. In an effort to improve sales and margins in this segment, the Company is introducing new products, opening more BFD and @tHome stores, repositioning the division through cost reduction initiatives, as well as improving product

                                    11 of 21

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                 AUGUST 31, 2002
             (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

styling, quality and service. The decline in sales was largely stemmed in the third quarter as sales through the BFD and @tHome retail channels came close to offsetting the attrition of business from the department store segment.

Contribution to profit and overhead is defined by the Company as gross profit less direct divisional operating expenses, but excluding any allocation of corporate overhead expenses, interest expense, or income taxes. Wood Division contribution to profit and overhead improved between periods (10.4% of sales for 2002 as compared to 7% of sales for 2001) despite the 5.7% decline in sales. The Company was able to achieve these results due to restructuring efforts completed in 2001. Sales improvement, if realized, and complete implementation of cost cutting initiatives should improve operating results for this division in subsequent quarters.


                                   For the Nine Months Ended                         Quarter Ended
Import Division               August 31, 2002       August 25, 2001       August 31, 2002       August 25, 2001
                            -----------------------------------------   -----------------------------------------
Net sales                     $29,299               $23,061               $ 9,757               $ 7,071
Contribution to profit
and overhead                  $ 6,784               $ 4,937               $ 2,292               $ 1,541

Net sales for the Import Division increased 38% in the third quarter of 2002 compared to the third quarter of 2001 and 27% in a year over year comparison. The Company expects the sales of this segment to continue to increase, which should, in turn, increase the Company's overall margin position. The division has benefited from the Company's decision to outsource certain wood furniture previously manufactured domestically. Notable among the wood furniture now imported are occasional tables and cribs. The products of the Import Division will continue to supplement the product offerings of the other divisions, as well as include complete suites of bedroom and dining room furniture.

Import Division contribution to profit and overhead increased from 21.8% of net sales in the third quarter of 2001 to 23.5% of net sales in 2002. For the first nine months of 2002, Import Division contribution to profit and overhead was 23.2% of sales compared to 21.4% of sales for prior year period. The expected sales growth of this segment requires the Company to focus more attention on forecasting and purchasing practices, inventory management, logistics and quality.

                                     For the Nine Months Ended                              Quarter Ended
Upholstery Division            August 31, 2002       August 25, 2001            August 31, 2002        August 25, 2001
                           ----------------------------------------------   -----------------------------------------------
Net sales                         $79,602                $66,425                    $25,432                 $22,155
Contribution to profit and
overhead                          $10,512                $ 6,415                    $ 3,337                 $ 2,330

Net sales for the Upholstery Division have increased by 14.8% for the third quarter 2002 compared to the third quarter 2001, and by 19.8% on a year-to-date comparison, due primarily to sales increases through the BFD channel. The Division's product offerings have been bolstered by products with more contemporary styling at better price points than those that were offered in the first nine months of 2001. Additionally, the Company has implemented a quick ship delivery program for certain dealers that guarantees delivery of furniture to the customer within thirty days. Management also decided, during 2001, to exit certain distribution channels, which were incompatible with the Bassett brand image and the Company's current primary channels of distribution. The Company is focusing upholstery distribution on its BFD stores, its @tHome with Bassett galleries, and several of its major customers.

                                    12 of 21

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                 AUGUST 31, 2002
             (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contribution to profit and overhead increased from 10.5% of net sales for the third quarter of 2001 to 13.1% of net sales for the third quarter of 2002. The improvement was nearly identical for the first nine months of 2002 compared to the first nine months of 2001. Increases were due to increased volume, a continuation of efforts to control labor and overhead spending, the decision to exit certain distribution channels, introduction of new products and the implementation of several operational initiatives. These include cellular manufacturing and investments in new cutting and sewing equipment.

During the third quarter of 2002, the Company announced that it would close its Los Angeles, California upholstery plant. The Company recorded restructuring charges of $1,251 related to severance and employee benefits associated with the plant closure. Production from the California facility will be consolidated in the Company's two remaining upholstery facilities in North Carolina. The Company expects additional profit improvements for the Upholstery Division through the consolidation of upholstery manufacturing to North Carolina, sales growth of new products at higher margins and the related absorption efficiencies resulting from increased sales and production levels.


                              Nine Months Ended            Quarter Ended
Retail Division                August 31, 2002            August 31, 2002
                             -------------------         -----------------
Net sales                         $ 10,694                     $  5,088
Contribution to profit and
overhead                          $   (809)                    $   (263)

The Company acquired five BFD stores in North Carolina and Virginia from its affiliate LRG in March of 2002. The Company purchased the stores for net book value, which approximated $0 at the time of acquisition. Sales have increased over prior year periods and losses have been substantially reduced. Management expects the stores to continue to improve profitability in 2003.

Liquidity and Capital Resources

Cash provided by operating activities was $12,412 for the nine months ended August 31, 2002, compared to $15,715 for the nine months ended August 25, 2001. The Company continued to reduce accounts receivable levels through better collection efforts during 2002, though not at the same pace established in 2001. Inventories increased by $2,020 during the first nine months of 2002 after a large reduction for the same period in 2001. The Company continues its efforts to efficiently manage working capital. Some of these initiatives include better planning and forecasting, improved purchasing practices, discounting of slow-moving inventories, and more effective collection efforts.

The Company invested $7,088 in property and equipment in the first nine months of 2002 for retail real estate, computer-related equipment for information systems, and various manufacturing equipment. The Company invested $11,953 during the first nine months of 2001 for retail real estate, the build out of its leased showroom and computer related equipment for information systems. During 2001, the Company realized proceeds of $5,114 on the sale of its former showroom in Thomasville, North Carolina and two former manufacturing facilities also in North Carolina. Also during 2001, the Company received a special dividend from an affiliated company of $25,059, which was utilized to reduce the Company's overall debt position. Dividends from the Company's equity investments have totaled $8,623 for the first nine months of fiscal 2002. During 2002 the Company expended $1,519 to increase its ownership interest in the International Home Furnishings Center (IHFC) and $600 to take an equity interest in a licensee operator developing BFD stores in New England.

During 2000, the Company entered into a three-year $70,000 revolving credit facility with a new lender and three other participants. The facility was amended in 2001 to address restrictive covenants and to reduce the total facility to $60,000. During the first nine months of 2001, the Company repaid $32,000 of this facility, principally by applying the special dividend from an affiliate. During the first nine months of 2002 the Company repaid the

                                    13 of 21

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                 AUGUST 31, 2002
             (Dollars in thousands except share and per share data)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

remaining amount outstanding on this facility, to bring the balance of long-term debt outstanding at the end of the third quarter to $0. The Company does not expect to to make substantial borrowings in the remainder of fiscal year 2002.

The Company purchased and retired 50,500 shares of its Common Stock for $550 during the first nine months of 2001. The Company purchased and retired 29,000 shares of its Common Stock during 2002. These purchases were part of the Company's stock repurchase program, approved in fiscal 1998, which allows the Company to repurchase up to $40,000 in Company stock. There was $12,000 remaining under the stock repurchase program at August 31, 2002. Issuance of shares of Common Stock in 2001 and 2002 related principally to the Company's Employee Stock Purchase Program. Dividends in the amount of $.60 per share were paid in the first nine months of 2002 and 2001.

The current ratio as of August 31, 2002, and November 24, 2001, respectively, was 3.05 to 1 and 3.19 to 1. Working capital at August 31, 2002, was $71,456 compared to $72,996 at November 24, 2001. The Company's consolidated financial statements are prepared on the basis of historical cost and are not intended to show the impact of inflation or changing prices. Neither inflation nor changing prices have had a material effect on the Company's consolidated financial position and results of operations in recent years.

As part of the Company's expansion strategy for its retail stores, Bassett has guaranteed certain lease and loan obligations of licensee operators of the Bassett Furniture Direct program. Lease guarantees range from three to ten years. Loan guarantees are for a maximum of 36 months and are limited to $400 per location. The loan guarantees are used to finance initial floor inventories for the BFD stores. The Company was contingently liable under licensee lease obligation guarantees in the amount of $29,496 and $25,708 at August 31, 2002 and November 24, 2001, respectively. The Company was contingently liable under BFD loan guarantees in the amount of $7,912 and $8,990 at August 31, 2002 and November 24, 2001.

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

Management intends to execute these strategies in such a way as to preserve the Company's investments, minimize the need for borrowed funds and maintain a strong balance sheet. These new strategies entail key business risks, namely the realization of inventories and receivables and the coverage of potential contingent liabilities, for which management believes adequate reserves have been established.

Item 3. Market Risk:

The Company is exposed to market risk for changes in market prices of its various types of investments. The Company's investments include equity securities and an investment partnership included in its investments in affiliated companies. The Company does not use these securities for trading purposes and is not party to any leveraged derivatives.

The Company's equity securities portfolio, which totaled $5,687 at August 31, 2002, is diversified among over twenty different medium to large capitalization interests. Although there are no maturity dates for the Company's

                                    14 of 21

               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                 AUGUST 31, 2002
             (Dollars in thousands except share and per share data)


equity investments, management has plans to liquidate its current equity portfolio on a scheduled basis over the next three years.

The Company's investment in a limited partnership, which totaled $56,370 at August 31, 2002, invests in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership's exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest, market currency rates, and liquidity.

Item 4. Controls and Procedures:

a. Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 (c)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

b. Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.


Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

-    competitive conditions in the home furnishings industry
-    general economic conditions that are less favorable than expected
-    overall consumer demand for home furnishings
-    timing and number of new BFD openings and closings
-    not fully realizing cost reductions through restructurings
-    the profitability of BFD licensees and Company owned BFD's
-    cost and availability of raw materials and labor
-    effectiveness of marketing and advertising campaigns
-    future tax legislation, or regulatory or judicial positions related to COLI
-    information and technology advances
-    ability to execute new global sourcing strategies
-    performance of the Company's investment portfolios


                                    15 of 21

                           PART II - OTHER INFORMATION
               BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
                                 AUGUST 31, 2002


Item 4.  Submission of matters to a vote of security holders:
None

Item 5.  Other Information:
The Company's audit committee approved the provision by the Company's external auditor, Ernst & Young, of the non-audit service of rendering tax advice. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.
a.    Exhibits:

      Exhibit 99a - Chief Executive Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 99b - Chief Financial Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.    Reports on Form 8-K:  None



                                    16 of 21

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



BASSETT FURNITURE INDUSTRIES, INCORPORATED








/s/ ROBERT H. SPILMAN JR.
   ----------------------------------------------------------------
Robert H. Spilman Jr., President and Chief Executive Officer
October 9, 2002






/s/ BARRY C. SAFRIT
   -----------------------------------------------------------------
Barry C. Safrit, Vice President and Chief Financial Officer
October 9, 2002







                                    17 of 21

                                 CERTIFICATIONS



I, Robert H. Spilman, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bassett Furniture Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 9, 2002



/s/ ROBERT H. SPILMAN, JR.
   -------------------------------------
Robert H. Spilman, Jr.
President, Chief Executive Officer


                                    18 of 21

                                 CERTIFICATIONS



I, Barry C. Safrit, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bassett Furniture Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




October 9, 2002



/s/ BARRY C. SAFRIT
   -------------------------------------
Barry C. Safrit
Vice President, Chief Financial Officer


                                    19 of 21