Form 10-K
period 2002-11-30
BASSETT FURNITURE INDUSTRIES INC
filed 2003-02-21
CIK 10329

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2002            Commission File No. 0-209

                   BASSETT FURNITURE INDUSTRIES, INCORPORATED
             (Exact name of registrant as specified in its charter)

                     VIRGINIA                               54-0135270
     ----------------------------------------  ---------------------------------
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)

         3525 FAIRYSTONE PARK HIGHWAY
           BASSETT, VIRGINIA                                   24055
     ---------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code     276/629-6000
                                                        ------------------------

     Securities registered pursuant to Section 12(g) of the Act:

                                                   Name of each exchange
         Title of each class:                      on which registered
         --------------------                  ---------------------------------

           Common Stock ($5.00 par value)                                 NASDAQ
           -----------------------------                                  ------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.

                                 [X] Yes [ ] No



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 18, 2003 was $150,794,189.

     The number of shares of the Registrant's common stock outstanding on February 18, 2003 was 11,599,553.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Bassett Furniture Industries, Incorporated Annual Report to Stockholders for the year ended November 30, 2002 (the "Annual Report") are incorporated by reference into Parts I and II of this Form 10-K.

     (2) Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be held March 25, 2003, filed with the Securities and exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.    BUSINESS
           (dollar amounts in thousands except per share data)

           GENERAL DEVELOPMENT OF BUSINESS

           Bassett Furniture Industries Inc., ("Bassett" or the "Company") based in Bassett, Va., is a leading manufacturer and marketer of branded home furnishings. Bassett's products, designed to provide quality, style and value, are sold through Bassett Furniture Direct(TM) stores, @t Home with Bassett(R) galleries, and other furniture and department stores. Bassett was founded in 1902 and incorporated under the laws of Virginia in 1930.

           Material Changes in the Development of Business in the last five years are as follows:

           The Bassett Furniture Direct store program, which began in 1997, entailed not only the creation of a new prototype store, but also includes an internal, cultural transformation aimed at re-focusing company practices and strategies to the ultimate end user, the consumer. The strategy also focused on re-styling the Bassett lines and suites with accessories. Bassett Furniture Direct acts as both a furniture design center and a moderate price point leader - two characteristics that combined with custom product and quick delivery offer the Company a unique selling proposition in the furniture industry.

           There have been two significant business developments that have materially affected the Company's operations over the last five years. First, the Company has created and re-channeled sales through a vertically integrated retail sales network. This strategy both builds on the Company's strengths (brand name, balance sheet, product offerings) and better positions the Company to capitalize on the changing furniture retail environment. The independently owned licensee stores, known as Bassett Furniture Direct, accounted for 45% of the Company's sales in 2002. There were 85 stores operating at November 30, 2002. Second, the Company has restructured production capacities and eliminated costs to closely align manufacturing capabilities with the Company's target markets. These efforts have resulted in the elimination of approximately 4,200 salaried and hourly positions over the last five years.

           The Company closed its California upholstery plant during the fourth quarter of 2002 and consolidated production in its two remaining upholstery manufacturing facilities in North Carolina. The Company incurred restructuring charges of $1,251, which relate entirely to severance and employee benefit costs for approximately 200 employees.

           Effective March 4, 2002, the Company purchased five stores in North Carolina and Virginia from LRG Furniture, LLC, an affiliate of the Company, for net book value (which approximated $0). Included in this transaction were inventories of $3,439, payables of $4,213 and notes payable to bank of $1,189.

           Subsequent to November 30, 2002, the Company announced that it would close its wood manufacturing plant in Dublin, Georgia, in order to better match production capacity to current demand levels. The Company anticipates recording a charge of approximately $3,200 in the first quarter of 2003 representing a $1,500 write-down of property and equipment and $1,700 of severance and related employee benefit costs for 320 employees associated with the closure.

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

           Early in fiscal year 2000, the Company merged all of its eight Company-owned Bassett Furniture Direct (BFD) stores with a licensee's five BFD stores to form a joint venture known as the LRG Furniture, LLC ("LRG"). Refer to Note F of the Consolidated Financial Statements included in the Annual Report for more information about the joint venture.

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

           OPERATING SEGMENTS

           The Company's primary business is in wholesale home furnishings. The wholesale home furnishings business is involved principally in the manufacture, sale and distribution of furniture products to a network of independently owned stores and stores owned by the Company and by affiliates of the Company. The wholesale business consists primarily of three operating segments: wood, upholstery and import. Stores operated by the Company are included in the retail segment.

           Refer to Note R of the Consolidated Financial Statements included in the Annual Report for more information about segment information for 2000, 2001 and 2002 and refer to the Management's Discussion and Analysis section of the Annual Report for additional discussion on this topic.

           DESCRIPTION OF BUSINESS
           Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, "Bassett" or the "Company") is a manufacturer, retailer and importer of quality home furnishings. Bassett's full range of furniture products and accessories are sold through an exclusive network of 79 independently owned and six company-owned retail stores known as Bassett Furniture Direct ("BFD") and over 2,000 furniture and department stores located throughout the United States. The Company has nine domestic manufacturing facilities.

           The wood segment is engaged in the manufacture and sale of wood furniture, including bedroom and dining suites and accent pieces, to independent and affiliated retailers. The wood segment accounted for 49%, 57% and 62% of total net sales during 2002, 2001 and 2000, respectively. The Company currently has six wood manufacturing facilities. The upholstery segment is involved in the manufacture and sale of upholstered frames and cut upholstery items having a variety of frame and fabric options, including sofas, chairs, and love seats. The Company currently has two upholstery manufacturing facilities. The upholstery segment accounted for 32%, 29% and 27% of total net sales during 2002, 2001 and 2000, respectively. The import segment sources product, principally from Asia, and sells this product to independent and affiliated retailers. The import segment accounted for 13%, 11% and 8% of total net sales during 2002, 2001 and 2000, respectively. The retail segment operates six Bassett Furniture Direct stores in North Carolina and Virginia acquired in 2001 and 2002. The retail segment accounted for 5% of total net sales in 2002.

           Raw materials used by the Company are generally available from numerous sources and are obtained from domestic and foreign sources. The Company sources component parts from overseas markets when it is economically advantageous. The Company currently assembles and finishes these imported components in several of its plants in the United States.

           The Company's trademarks, including "Bassett" and the names of its marketing divisions, products and collections are significant to the conduct of its business. This importance is due to consumer recognition of the names and identification with the Company's broad range of products. Certain of the Company's trademarks are licensed to independent retailers for use in full store presentations and in store gallery presentations of the Company's products. The Company also owns certain patents and licenses that are important in the conduct of the Company's business.

           The furniture industry in which the Company competes is not considered to be a seasonal industry. However, working capital levels will fluctuate based on overall business conditions, and desired service levels.

           Sales to one customer (JCPenney Company) amounted to approximately 9%, 15% and 16% of gross sales in 2002, 2001 and 2000, respectively. Additionally, sales to LRG Furniture, LLC ("LRG"), an affiliate of the Company, were 7%, 10% and 7% of net sales in 2002, 2001, and 2000, respectively. The Company's backlog of orders believed to be firm was $18,014 at November 30, 2002 and $19,000 at November 24, 2001. It is expected that the November 30, 2002 backlog will be filled within the 2003 fiscal year.

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

           The Company had approximately 2,700 employees at November 30, 2002.

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

           FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

           The Company has no foreign operations, and its export sales were approximately $2.9 million, $3.2 million, and $4.9 million in 2002, 2001, and 2000 respectively.

ITEM 2.    PROPERTIES

           At November 30, 2002 the Company owned the following manufacturing facilities, by segment:

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

                     Bassett Furniture Industries
                     Mt. Airy, NC

                     Bassett Fiberboard
                     Bassett, VA

           Upholstery Segment:
                     Bassett Upholstery Division
                     Newton, NC

                     Bassett Upholstery Division
                     Hiddenite, NC

                     Bassett Upholstery **
                     Los Angeles, CA

           Other:
                    Weiman Upholstery
                    Christiansburg, VA

  Properties designated by a single asterisk "*" have ceased manufacturing operations and are currently either held for sale or are idle facilities in connection with restructuring efforts. "**" Denotes held for sale.

  The Company owned the real estate of certain Bassett Furniture Direct retail stores, approximating 25,000 square feet each, in the following cities:

  Real Estate:
           Greenville, SC
           Concord, NC
           Greensboro, NC
           Fredericksburg, VA
           Knoxville, TN
           Gulfport, MS
           Chesterfield, VA
           Louisville, KY
           Houston, TX

           In addition, the Company owns leasehold improvements in Hickory, NC, Arlington, TX, Portland, OR, Redmond, WA, and Atlanta, GA. All of the properties noted above are operated as Bassett Furniture Direct stores.

           The Company owns its general corporate office building, three warehouses, and an outlet store all located in Bassett, Virginia. The Company also owns leasehold improvements in its High Point, NC showroom.

           In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities, except those held for sale, are in regular use and provide more than adequate capacity for the Company's manufacturing needs.

           The following facilities were sold or disposed of during 2001:

           Showroom
           Thomasville, NC

           Bassett Upholstery
           Conover, NC

           Bassett Upholstery
           Claremont, NC

           Warehouse
           Los Angeles, CA

  ITEM 3.  LEGAL PROCEEDINGS

           Subsequent to November 30, 2002, the Company reached a final settlement with the IRS regarding the non-deductibility of interest expense on loans associated with the Company's corporate owned life insurance plan ("COLI" plan). The Company had sufficient reserves on hand at November 30, 2002 to cover the negotiated settlement amount and, as such, there will be no further tax related charges associated with the COLI.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None.

ITEM 4b.   EXECUTIVE OFFICERS OF THE REGISTRANT

           John E. Bassett III, 44, served from 1988 to 1997 as the Vice President and General Manager of Bassett Table and as Vice President of Wood Manufacturing since 1997.

           Jay R. Hervey, Esq., 43, was an Associate with the Richmond Office of McGuireWoods, LLP from 1992 to 1997 and has been the General Counsel, Vice President and Secretary for the Company since 1997.

           Dennis Hoy, 44, was a furniture buyer with Marlo Furniture from 1987 until 1996 and has been with the Company since 1996, as Casegoods and Merchandise Manager and as Vice President of Merchandising. In 1999, he was promoted to Vice President and General Manager, Upholstery.

           Matthew S. Johnson, 41, has been with the Company for 16 years, most recently as Vice President of Wood Merchandising. In 2000, he was promoted to Vice President of Merchandising and Design.

           Mark Jordan, 49, was Director of Product Development and Plant Manager for Ethan Allen from 1974 to 1999. In 1999 he joined the Company as Plant Manager. In 2001, he was promoted to Vice President of Upholstery Manufacturing and in 2002 he was elevated to Vice President and General Manager of Upholstery.

           Charles T. King, 40, was with Coopers and Lybrand from 1985 to 1988, and McMillan, Pate and King, CPA's from 1989 to 1998 and joined the Company in 1998 as Retail Controller. In 2001, he was promoted to Vice President and Controller.

           Barry C. Safrit, 40, was with CHF Industries from 1995 until 1998 as Controller and as Chief Financial Officer and joined the Company as Vice President and Chief Accounting Officer in 1998 and was promoted to Chief Financial Officer in 2001.

           Keith R. Sanders, 58, was with Ethan Allen from 1995 until 1998 as the Vice President of Manufacturing and Vice President of Upholstery and has been the Vice President of Upholstery Manufacturing for the Company from 1998 to 1999. In 1999, he was promoted to Executive Vice President, Operations.

           Robert H. Spilman, Jr., 46, has been with the Company since 1984. He was the Company's Executive Vice President of Marketing and Merchandising from 1994 until 1997 and served as President and Chief Operating Officer from 1997 to 2000. In 2000, he was promoted to Chief Executive Officer and President.

           Thomas R. Swanston, 71, was with Ethan Allen from 1992 until 1999 as General Manager of Business Development, and later served as advisor to the chairman. He joined the Company as Executive Vice President of Sales and Marketing in 2001.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

           The information contained in the Annual Report under the caption "Investor Information" with respect to number of stockholders, market prices and dividends paid is incorporated herein by reference thereto.

ITEM 6.    SELECTED FINANCIAL DATA

           The information for the five years ended November 30, 2002, contained in "Other Business Data" in the Annual Report is incorporated herein by reference thereto.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The consolidated financial statements and notes to consolidated financial statements of the Registrant and its subsidiaries contained in the Annual Report are incorporated herein by reference thereto. In addition, financial statements of the registrant's significant non-consolidated subsidiaries are included in this Form 10-K on pages F-1 to F-17 and F-18 to F-36. Quarterly results of operations are included under the caption "Other Business Data" in the Annual Report to Shareholders and are incorporated herein by reference.

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

           EQUITY COMPENSATION PLAN INFORMATION
            The following table provides information as of November 30, 2002 with respect to shares of Company Common stock that may be issued under existing equity compensation plans, including the 1993 Long Term Incentive Stock Option Plan, the 1997 Employee Stock Plan, the 1993 Stock Plan for Non-Employee Directors, and the 2000 Employee Stock Purchase Plan (ESPP). All equity compensation plans currently in place have been approved by the stockholders.


                                       (a)                       (b)                       (c)

            Plan             Number of Securities to      Weighted Average         Number of Securities
                             be Issued upon Exercise      Exercise Price of      Remaining Available for
                              of Outstanding Options     Outstanding Options      Future Issuance Under
                                                                                Equity Compensation Plans
                                                                                  (excluding securities
                                                                                 reflected in column (a))
-----------------------------------------------------------------------------------------------------------

Equity Compensation Plans           1,859,445                  $21.07                    659,278 (2)
Approved by Stockholders (1)

Equity Compensation Plans               0                        n/a                        0
Not Approved by
Stockholders (3)
                             ==============================================================================

Total                               1,859,445                                            659,278
                             ==============================================================================


(1) Includes the following plans: 1993 Long Term Incentive Stock Option Plan; 1997 Employee Stock Plan; 1993 Stock Plan for Non-Employee Directors; 2000 Employee Stock Purchase Plan

(2) Includes shares available under the 1997 Plan (275,675), the 1993 Non-Employee Directors Plan (10,644) and the 2000 ESPP (372,959)

(3) There are no equity compensation plans in place not approved by stockholders.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           None.

ITEM 14.   CONTROLS AND PROCEDURES

a. Quarterly evaluation of the Company's Disclosure Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

           The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

           Based upon our controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

b. Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the controls evaluation.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a) (1) The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report are incorporated herein by reference thereto:

                           Consolidated Balance Sheets--November 30, 2002 and November 24, 2001

                           Consolidated Statements of Income--Years Ended November 30, 2002, November 24, 2001 and November 25, 2000

                           Consolidated Statements of Stockholders' Equity-- Years Ended November 30, 2002, November 24, 2001 and November 25, 2000

                           Consolidated Statements of Cash Flows-- Years Ended November 30, 2002, November 24, 2001 and November 25, 2000

                           Notes to Consolidated Financial Statements

                           Report of Independent Public Accountants

                    International Home Furnishings Center, Inc. Financial Statements are included herein on pages F-1 to F-17.

                    LRG Furniture, LLC Financial Statements are included herein on pages F-18 in F-36.

                (2) Financial Statement Schedule:
                    Schedule II - Analysis of Valuation and Qualifying Accounts for the years ended November 30, 2002, November 24, 2001, and November 25, 2000


                (3) Listing of Exhibits
                    3A. Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.


                    3B. By-laws as amended are incorporated herein by reference to Form 10-K for the fiscal year ended November 24, 2001.

                    4A. Credit Agreement with a Bank Group dated October 25, 2000 is incorporated herein by reference to Form 10-K for the fiscal year ended November 25, 2000.

                    4B. First Amendment to Credit Agreement with a Bank Group dated October 5, 2001, is incorporated herein by reference to Form 10-K for the fiscal year ended November 24, 2001.



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

                 ** 10E. Bassett 1997 Employee Stock Plan is incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (no. 333-60327) filed on
                           July 31, 1998.

                    13. Portions of the Registrant's Annual Report to Stockholders for the year ended November 30, 2002.

                    21.    List of subsidiaries of the Registrant

                    23A.   Consent of Independent Auditors.

                    23B.   Consent of Independent Auditors.

                    23C.   Notice Regarding Lack of Consent of Arthur Andersen



                **Management contract or compensatory plan or arrangement of the
                  Company.

           (b) Form 8-K was filed May 14, 2002 indicating a change in the Company's auditors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)


      By:  /s/ Paul Fulton                               Date: 2-21-03
           ---------------------------------------            ------------------
           Paul Fulton
           Chairman of the Board of Directors


      By:  /s/ Robert H. Spilman Jr.                     Date: 2-20-03
           ---------------------------------------            ------------------
           Robert H. Spilman Jr.
           President and Chief Executive Officer
           Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      By:  /s/ Peter W. Brown                            Date: 2-20-03
           ------------------------------------------         ------------------
           Peter W. Brown
           Director

      By:  /s/ Willie D. Davis                           Date: 2-20-03
           ------------------------------------------         ------------------
           Willie D. Davis
           Director

      By:  /s/ Alan T. Dickson                           Date: 2-20-03
           ------------------------------------------         ------------------
           Alan T. Dickson
           Director

      By:                                                Date:
           ------------------------------------------         ------------------
           Howard H. Haworth
           Director

      By:  /s/ Michael E. Murphy                         Date: 2-20-03
           ------------------------------------------         ------------------
           Michael E. Murphy
           Director

      By:  /s/ Dale C. Pond                              Date: 2-20-03
           ------------------------------------------         ------------------
           Dale C. Pond
           Director

      By:  /s/ David A. Stonecipher                      Date: 2/20/03
           ------------------------------------------         ------------------
           David A. Stonecipher
           Director

      By:  /s/ Barry C. Safrit                           Date: 2-20-03
           ------------------------------------------         ------------------
           Barry C. Safrit
           Vice President and Chief Financial Officer

                                 CERTIFICATIONS


I, Robert H. Spilman, Jr., President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Bassett Furniture Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


February 20, 2003



/s/ Robert H. Spilman, Jr.
  -------------------------------------
Robert H. Spilman, Jr.
President, Chief Executive Officer

                                 CERTIFICATIONS


I, Barry C. Safrit, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Bassett Furniture Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 20, 2003



/s/ Barry C. Safrit
  -----------------------------------------
Barry C. Safrit
Vice President, Chief Financial Officer

                           ANNUAL REPORT ON FORM 10-K
                                  ITEM 15(a)(1)

                                CERTAIN EXHIBITS

                          YEAR ENDED NOVEMBER 30, 2002


           BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

                                BASSETT, VIRGINIA

                         INTERNATIONAL HOME FURNISHINGS
                           CENTER, INC. AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS


                   YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------



TABLE OF CONTENTS

                                                                                       Page No.
                                                                                       --------
INDEPENDENT AUDITORS' REPORT........................................................      1

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets......................................................      2

   Consolidated Statements of Income................................................      3

   Consolidated Statements of Stockholders' Equity (Deficit)........................      4

   Consolidated Statements of Cash Flows............................................      5

   Notes to Consolidated Financial Statements.......................................      7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
International Home Furnishings Center, Inc.
High Point, North Carolina


We have audited the accompanying consolidated balance sheets of International Home Furnishings Center, Inc. and subsidiary as of October 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended October 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Home Furnishings Center, Inc. and subsidiary at October 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Dixon Odom, PLLC

High Point, North Carolina
November 25, 2002


                                   ----------

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2002 AND 2001
===============================================================================


ASSETS                                                                                2002              2001
                                                                                 --------------    --------------
CURRENT ASSETS
  Cash and cash equivalents                                                       $  4,637,147      $  8,848,172
  Restricted cash                                                                   18,956,684        24,479,827
  Short-term investments                                                               103,993            98,570
  Receivables
    Trade                                                                            2,528,957         2,552,434
    Interest                                                                             7,126            10,677
  Deferred income tax benefit                                                        2,959,000         3,028,000
  Prepaid expenses                                                                     302,233           192,271
                                                                                 --------------    --------------

                                                   TOTAL CURRENT ASSETS             29,495,140        39,209,951
                                                                                 --------------    --------------


PROPERTY AND EQUIPMENT, at cost
  Land and land improvements                                                         3,380,218         3,293,772
  Buildings, exclusive of theater complex                                           88,959,454        88,350,771
  Furniture and equipment                                                            3,827,883         3,707,139
  Construction in progress                                                             179,518                 -
                                                                                 --------------    --------------
                                                                                    96,347,073        95,351,682
  Accumulated depreciation                                                        (48,481,947)      (46,121,761)
                                                                                 --------------    --------------
                                                                                    47,865,126        49,229,921
                                                                                 --------------    --------------


OTHER ASSETS
  Theater complex, at cost less amortization                                           847,089           890,344
  Deferred income tax benefit                                                          600,680                 -
  Deferred financing costs, net of accumulated amortization of $1,121,845 and
   $508,803 at October 31, 2002 and 2001, respectively                               1,858,390         2,411,052
  Interest rate cap agreement, at fair value                                           149,636            46,613
                                                                                 --------------    --------------
                                                                                     3,455,795         3,348,009
                                                                                 --------------    --------------
                                                                                  $ 80,816,061      $ 91,787,881
                                                                                 ==============    ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES                                                               $  1,017,609      $  1,014,684
  Accounts payable, trade
  Accrued property taxes                                                             1,877,578         1,840,732
  Other accrued expenses                                                               802,814           851,281
  Rents received in advance                                                          7,586,834         7,765,348
  Income taxes payable                                                               1,308,304         1,949,956
  Current maturities of long-term debt                                               2,880,770         2,627,187
                                                                                 --------------    --------------

                                                   TOTAL CURRENT LIABILITIES        15,473,909        16,049,188
                                                                                 --------------    --------------

LONG-TERM DEBT                                                                     127,674,565       130,555,336
                                                                                 --------------    --------------

OTHER LONG-TERM LIABILITIES
  Supplemental retirement benefits                                                   2,525,475         1,924,223
  Interest rate floor agreement, at fair value                                       3,035,082                 -
  Deferred income taxes                                                                      -           587,000
                                                                                 --------------    --------------
                                                                                     5,560,557         2,511,223
                                                                                 --------------    --------------

COMMITMENTS (Notes G and L)
STOCKHOLDERS' DEFICIT
  Common stock, $5 par value, 1,000,000 shares authorized, 481,628 and 527,638
   shares issued in 2002 and 2001, respectively                                      2,408,140         2,638,190
  Additional paid-in capital                                                           154,592           169,360
  Accumulated deficit                                                              (68,604,302)      (60,135,416)
  Accumulated other comprehensive loss                                              (1,851,400)                -
                                                                                 --------------    --------------
                                                                                   (67,892,970)      (57,327,866)
                                                                                 --------------    --------------
                                                                                  $ 80,816,061      $ 91,787,881
                                                                                 ==============    ==============

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000
===============================================================================

                                                               2002               2001               2000
                                                          --------------     --------------     --------------
OPERATING REVENUES
  Rental income                                            $ 35,822,245       $ 34,682,203       $ 31,620,514
  Other revenues                                              6,943,477          6,973,398          6,922,474
                                                          --------------     --------------     --------------

                    TOTAL OPERATING REVENUES                 42,765,722         41,655,601         38,542,988
                                                          --------------     --------------     --------------

OPERATING EXPENSES
  Compensation and benefits                                   5,293,040          4,642,208          4,242,802
  Market and promotional                                      2,348,642          2,589,746          2,593,966
  Maintenance and building costs                              1,211,953          1,012,997
                                                                                                      858,194
  Depreciation expense                                        2,387,170          2,647,449          2,179,109
  Rent                                                          152,234            152,234            152,234
  Property taxes and insurance                                2,546,391          2,269,932          1,997,121
  Utilities                                                   1,739,924          1,872,132          1,655,730
  Other operating costs                                       1,069,496          1,373,183
                                                                                                      535,776
                                                          --------------     --------------     --------------
                    TOTAL OPERATING EXPENSES                 16,748,850         16,559,881         14,214,932
                                                          --------------     --------------     --------------
                    INCOME FROM OPERATIONS                   26,016,872         25,095,720         24,328,056
                                                          --------------     --------------     --------------
NONOPERATING INCOME
  Interest income                                               393,601          1,071,901            808,703
  Dividend income                                                 6,275              4,597              4,652
                                                          --------------     --------------     --------------
                    TOTAL NONOPERATING INCOME                   399,876          1,076,498            813,355
                                                          --------------     --------------     --------------
NONOPERATING EXPENSES
  Interest expense                                            6,130,042          7,870,387          4,109,489
                                                          --------------     --------------     --------------
                    TOTAL NONOPERATING EXPENSES               6,130,042          7,870,387          4,109,489
                                                          --------------     --------------     --------------

                    INCOME BEFORE INCOME TAXES
                    AND EXTRAORDINARY ITEM                   20,286,706         18,301,831         21,031,922
PROVISION FOR INCOME TAXES                                    8,000,000          7,166,000          8,101,000
                                                          --------------     --------------     --------------


                    INCOME BEFORE EXTRAORDINARY ITEM         12,286,706         11,135,831         12,930,922

EXTRAORDINARY ITEM
  Loss on early extinguishment of debt, net
   of income tax benefit of $1,217,000                                         (1,886,426)
                                                                      -                                     -
                                                          --------------     --------------     --------------

                    NET INCOME                             $ 12,286,706        $ 9,249,405       $ 12,930,922
                                                          ==============     ==============     ==============

BASIC EARNINGS PER COMMON SHARE
  Income before extraordinary item                         $      25.13          $   21.11          $   24.51
  Extraordinary item                                                  -             (3.58)                  -
                                                          --------------     --------------     --------------

  Net income                                               $      25.13          $   17.53          $   24.51
                                                          ==============     ==============     ==============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                      488,939            527,638            527,638
                                                          ==============     ==============     ==============

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000
===============================================================================

                                                                                          ACCUMULATED
                                                              ADDITIONAL                     OTHER
                                                    COMMON     PAID-IN    ACCUMULATED    COMPREHENSIVE
                                                    STOCK      CAPITAL      DEFICIT           LOSS         TOTAL
                                                  ----------  ----------  ------------   -------------  ------------
BALANCE (DEFICIT), OCTOBER 31, 1999               $2,638,190   $169,360   $(21,637,373)   $         -   $(18,829,823)

   Net income                                              -          -     12,930,922              -     12,930,922
                                                  ----------   --------   ------------    -----------   ------------

BALANCE (DEFICIT), OCTOBER 31, 2000                2,638,190    169,360     (8,706,451)             -     (5,898,901)

   Net income                                              -          -      9,249,405              -      9,249,405

   Dividends paid ($115.00 per common share)               -          -    (60,678,370)             -    (60,678,370)
                                                  ----------   --------   ------------    -----------   ------------

BALANCE (DEFICIT), OCTOBER 31, 2001                2,638,190    169,360    (60,135,416)             -    (57,327,866)

   Purchase and retirement of 46,010 shares
    of common stock                                 (230,050)   (14,768)    (8,755,349)             -     (9,000,167)


   Dividends paid ($24.916 per common share)
                                                           -          -    (12,000,243)             -    (12,000,243)

   Comprehensive income (loss):
     Net income
                                                           -          -     12,286,706              -     12,286,706
     Other comprehensive loss:
        Increase in fair value of interest
         rate floor hedging activity, net of
         deferred tax of $1,491,866                        -          -              -     (2,333,431)    (2,333,431)

        Reclassification adjustment for
         losses recognized in net income,
         net of deferred tax of $308,184                   -          -              -        482,031        482,031
                                                  ----------   --------   ------------    -----------   ------------

               Total comprehensive income                                                                 10,435,306
                                                                                                        ------------

BALANCE (DEFICIT), OCTOBER 31, 2002               $2,408,140   $154,592   $(68,604,302)   $(1,851,400)  $(67,892,970)
                                                  ==========   ========   ============    ===========   ============

                                                                         PAGE 4

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000



                                                                   2002             2001            2000
                                                              ---------------- ---------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $   12,286,706   $    9,249,405   $ 12,930,922
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                   3,043,467        3,209,295      2,301,760

    Decrease in fair value of interest rate cap agreement             729,979          265,887              -

    Decrease in fair value of interest rate floor agreement         (833,000)                -              -

    Loss on early extinguishment of debt                                    -        3,103,426              -

    Provision for losses on accounts receivable                        19,828           25,154          6,341

    (Gain) loss on disposal of assets                                 (3,000)           45,352        (3,134)

    Deferred income taxes                                              65,000      (2,931,000)      (354,000)

    Change in assets and liabilities
      (Increase) decrease in trade and interest receivables             7,200           67,770      (394,166)

      (Increase) decrease in prepaid expenses                       (109,962)          524,901         89,057

      Increase in accounts payable and accrued
       expenses                                                       100,923           39,047        207,521

      Increase (decrease) in rents received in advance              (178,514)        6,262,396      (110,737)

      Increase (decrease) in income taxes payable                   (641,652)        1,949,956              -

      Increase in supplemental retirement benefits                    601,252          179,200        240,796
                                                              ---------------- ---------------- --------------


                            NET CASH PROVIDED BY
                            OPERATING ACTIVITIES                   15,088,227       21,990,789     14,914,360
                                                              ---------------- ---------------- --------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase and construction of property and equipment             (1,131,994)      (6,690,764)    (8,764,159)

  Proceeds from sale of property and equipment                          3,000                -          4,000

  Purchase of short-term investments                                  (5,423)          (4,081)        (3,711)

  (Increase) decrease in restricted cash                            5,523,143     (22,203,853)              -
                                                              ---------------- ---------------- --------------


                            NET CASH PROVIDED (USED)
                            BY INVESTING ACTIVITIES                 4,388,726     (28,898,698)    (8,763,870)
                                                              ---------------- ---------------- --------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                                  -      135,000,000              -

  Principal payments on long-term debt                            (2,627,188)     (57,472,061)    (9,295,564)

  Cost incurred to extinguish debt early                                    -      (2,720,580)              -

  Purchase of interest rate cap                                     (833,000)        (312,500)              -

  Proceeds from sale of interest rate floor                           833,000                -              -

  Dividends paid                                                 (12,000,243)     (60,678,370)              -

  Retirement of common stock                                      (9,000,167)                -              -

  Financing costs paid                                               (60,380)      (2,919,855)              -
                                                              ---------------- ---------------- --------------


                            NET CASH PROVIDED (USED)
                            BY FINANCING ACTIVITIES              (23,687,978)       10,896,634    (9,295,564)
                                                              ---------------- ---------------- --------------


                            NET INCREASE (DECREASE) IN
                            CASH AND CASH EQUIVALENTS             (4,211,025)        3,988,725    (3,145,074)


CASH AND CASH EQUIVALENTS, BEGINNING                                8,848,172        4,859,447      8,004,521
                                                              ---------------- ---------------- --------------


                            CASH AND CASH EQUIVALENTS, ENDING  $    4,637,147   $    8,848,172   $  4,859,447
                                                              ================ ================ ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION Cash paid during the year for:
    Income taxes                                               $    8,575,614   $    6,302,511   $  8,357,298
    Interest, net of amount capitalized                             5,708,508        7,699,674      4,166,000

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
 AND INVESTING ACTIVITIES
  Accounts payable incurred for acquisition of property and
   equipment                                                   $       92,096   $      201,715   $  2,924,796
                                                              ================ ================ ==============

  Increase in fair value of interest rate floor agreement,
   net of deferred income taxes of $1,183,682                  $    1,851,400   $            -   $          -
                                                              ================ ================ ==============

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


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


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies relative to the carrying values of property and equipment, theater complex and interest rate cap and floor agreements are indicated in the captions on the consolidated balance sheets. Other significant accounting policies are as follows:

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

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment Securities (Continued)

Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date. Since the Company neither buys investment securities in anticipation of short-term fluctuations in market prices nor commits to holding debt securities to their maturities, investments in debt and marketable equity securities have been classified as available-for-sale. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, if significant, net of the related deferred tax effect, are reported as a separate component of accumulated other comprehensive income in stockholders' equity. Premiums and discounts on investments in debt securities are amortized over their contractual lives. Interest on debt securities is recognized in income as accrued, and dividends on marketable equity securities are recognized in income when declared. Realized gains and losses are included in income and are determined on the basis of the specific securities sold.

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

Deferred Financing Costs

Costs associated with obtaining long-term financing have been deferred and are being amortized on the interest method over the term of the related debt. Amortization expense charged to operations during the years ended October 31, 2002, 2001 and 2000 was $613,042, $522,725 and $83,530, respectively.

Reporting Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income. Other comprehensive income represents changes in equity, other than net income, from transactions and other events and circumstances from non-owner sources. Accordingly, comprehensive income includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments

The Company holds and issues derivative instruments for the purpose of hedging the risks related to the variability of cash flows caused by changes in interest rates. The Company's objectives are to decrease the volatility of earnings and cash flows associated with changing interest rates by entering into interest rate floor and cap agreements that effectively limit the range of interest rate exposure on its debt (see Note E).

The Company designates its derivatives based upon criteria established by Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

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

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Retirement Plans (Continued)

In 1991, the Company adopted a nonqualified supplemental retirement benefits plan for key management employees. Benefits payable under the plan are based upon the participant's average compensation during his last five years of employment and are reduced by benefits payable under the Company's qualified retirement plan and by one-half of the participant's social security benefits. Benefits under the plan do not vest until the attainment of normal retirement age; however, a reduced benefit is payable if employment terminates prior to normal retirement age because of death or disability. The vested portion of the benefits under this plan amounted to approximately $1,406,000 and $1,345,000 at October 31, 2002 and 2001, respectively. The Company has no obligation to fund this supplemental plan.

Fair Value of Financial Instruments

The carrying amounts of the Company's significant financial instruments, none of which are held for trading purposes, approximate fair value at October 31, 2002 and 2001. Cash, cash equivalents and restricted cash approximate fair value because of the short maturities of these instruments. Long-term debt approximates fair value because of its floating interest rate terms. Derivative financial instruments are carried at fair value.

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


NOTE C - RESTRICTED CASH

The Company has restricted, interest-bearing cash accounts held by the lender under the escrow provisions of the term loan agreement described in Note E. The restricted cash balances are held for the following purposes at October 31, 2002 and 2001:

                                                     2002             2001
                                                -------------     -------------
        Taxes and insurance                     $   1,170,665     $     767,025
        Required repairs                            1,131,629         1,120,729
        Replacements                                  235,806           142,251
        Environmental                                 240,057           802,882
        Debt service                                1,332,213         7,438,700
        Operating expenses                          1,054,868           677,394
        Ground rent                                    51,382            48,360
        Cash management                            13,740,064        13,482,486
                                                -------------     -------------

                                                $  18,956,684     $  24,479,827
                                                =============     =============

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE C - RESTRICTED CASH (CONTINUED)

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


NOTE D - INVESTMENT IN DEBT AND MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of October 31, 2002 and 2001:

                                                                    2002
                                        -----------------------------------------------------------
                                                            Gross          Gross
                                          Amortized      Unrealized     Unrealized         Fair
                                            Cost            Gains         Losses           Value
                                        ------------    ------------    -----------    ------------
        Debt securities
          State and local governments   $  2,976,644    $          -    $         -    $  2,976,644
        Equity securities                    103,993               -              -         103,993
                                        ------------    ------------    -----------    ------------

                                        $  3,080,637    $          -    $         -    $  3,080,637
                                        ============    ============    ===========    ============

                                                                    2001
                                        -----------------------------------------------------------
                                                            Gross          Gross
                                          Amortized      Unrealized     Unrealized         Fair
                                            Cost            Gains         Losses           Value
                                        ------------    ------------    -----------    ------------
        Debt securities
          State and local governments   $  3,015,466    $          -    $         -    $  3,015,466
          Corporate                        3,000,000               -              -       3,000,000
        Equity securities                     98,570               -              -          98,570
                                        ------------    ------------    -----------    ------------

                                        $  6,114,036    $          -    $         -    $  6,114,036
                                        ============    ============    ===========    ============

Available-for-sale securities are classified in the following balance sheet captions as of October 31, 2002 and 2001:

                                                                       2002               2001
                                                                 ---------------    ---------------
        Cash and cash equivalents                                $     2,976,644    $     6,015,466
        Short-term investments                                           103,993             98,570
                                                                 ---------------    ---------------

                                                                 $     3,080,637    $     6,114,036
                                                                 ===============    ===============

All the Company's debt securities mature within three months.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE E - LONG-TERM DEBT

Long-term debt consists of the following at October 31, 2002 and 2001:

                                                                       2002               2001
                                                                 ---------------    ---------------
        Term note payable, Bank of America, N.A. Principal
         payments are due monthly based on an amortization
         schedule provided by the lender. Interest is
         payable monthly at the LIBOR rate plus 2.1%. At
         October 31, 2002, the interest rate was 3.9%. The
         note matures in December 2003 and has two
         one-year extension periods available, which the
         Company intends to exercise. The loan is
         collateralized by land and buildings, restricted
         cash (Note C), rents and assignment of leases
         with tenants.                                           $   130,555,335    $   133,182,523

        Less current maturities                                        2,880,770          2,627,187
                                                                 ---------------    ---------------

                                                                 $   127,674,565    $   130,555,336
                                                                 ===============    ===============

The aggregate maturities of long-term debt are due as follows:

         Year Ending October 31,
                  2003                                           $     2,880,770
                  2004                                                 3,158,836
                  2005                                                 3,463,739
                  2006                                               121,051,990
                                                                 ---------------

                                                                 $   130,555,335
                                                                 ===============

During the year ended October 31, 2001, the Company entered into an interest rate cap agreement that had a notional amount of $133,182,523 at October 31, 2001. The notional amount decreased as principal payments were made on the Company's term debt and was to be equal to the term debt until the agreement's expiration in January 2004. Under the agreement, the Company was to receive an amount equal to the interest it incurred on its term debt in excess of 8%, if any. The $265,887 decrease in the fair value of the interest rate cap agreement was charged to earnings as financing expense during the year ended October 31, 2001. In 2002, the Company paid $26,613 to terminate this agreement. The $26,613 was charged to earnings as financing expense for the year ended October 31, 2002.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE E - LONG-TERM DEBT (CONTINUED)

During the year ended October 31, 2002, the Company paid $833,000 to execute an interest rate cap agreement that has a notional amount of $130,555,335 at October 31, 2002. The notional amount will decrease as principal payments are made on the Company's term debt and will be equal to the term debt until the agreement expires December 6, 2005. Under the agreement, the Company will receive an amount equal to the LIBOR rate in excess of 8%, if any. The Company has designated this interest rate cap agreement as a cash flow hedge of interest payments once the LIBOR rate exceeds 8%. Since the LIBOR rate remained below 8% during the year ended October 31, 2002, the cap agreement was not yet in effect; therefore, the $683,364 decrease in the fair value of the interest rate cap agreement was charged to earnings during the year ended October 31, 2002 as a part of financing expense.

The Company also entered into an interest rate floor agreement during the year ended October 31, 2002. In connection with the execution of the floor agreement, the Company received $833,000. The notional amount of the floor was $130,555,335 at October 31, 2002. The notional amount will decrease as principal payments are made on the Company's term debt and will be equal to the term debt until the agreement expires January 6, 2006. Under the agreement, the Company will pay an amount equal to the excess of 2.63% over the LIBOR rate, if any. Since the LIBOR rate decreased below the floor of 2.63% during the year ended October 31, 2002, the initial $833,000 has been reflected in earnings as a part of financing expense, and the change in fair value of the interest rate floor agreement has been recorded in accumulated other comprehensive income, net of tax, for the year ended October 31, 2002.

Total interest cost incurred for the years ended October 31, 2002, 2001 and 2000 was $6,134,336, $8,241,933 and $4,303,766, respectively. Of the interest cost for the years ended October 31, 2002, 2001 and 2000, $4,293, $371,546 and
$194,277, respectively, was capitalized as part of the building construction costs.

During the year ended October 31, 2001, the Company recorded an extraordinary loss of $1,886,426 after income taxes as a result of the early extinguishment of term debt in the amount of $54,039,689. The loss consisted primarily of costs associated with the early extinguishment and the write-off of unamortized financing costs of $382,846. The extinguishment of the debt was financed with a portion of the proceeds from the $135,000,000 term loan.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE F - INCOME TAXES

The provision for income taxes consists of the following for the years ended October 31, 2002, 2001 and 2000:

                                                         2002             2001             2000
                                                    -------------    -------------    -------------
        Federal:
          Current                                   $   6,560,000    $   7,365,000    $   6,975,000
          Deferred                                         53,000       (2,415,000)        (287,000)
                                                    -------------    -------------    -------------
                                                        6,613,000        4,950,000        6,688,000
                                                    -------------    -------------    -------------

        State:
          Current                                       1,375,000        1,515,000        1,480,000
          Deferred                                         12,000         (516,000)         (67,000)
                                                    -------------    -------------    -------------
                                                        1,387,000          999,000        1,413,000
                                                    -------------    -------------    -------------

                                            TOTAL   $   8,000,000    $   5,949,000    $   8,101,000
                                                    =============    =============    =============

        Deferred tax allocated directly to
         stockholders' deficit                      $   1,183,682    $           -    $           -
                                                    =============    =============    =============

A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

                                                         2002             2001             2000
                                                    -------------    -------------    -------------
        Income taxes computed at the federal
         statutory rate                             $   7,100,000    $   5,319,000    $   7,360,000
        State taxes, net of federal benefit               902,000          649,000          918,000
        Nontaxable investment income                      (24,000)         (48,000)        (112,000)
        Other, net                                         22,000           29,000          (65,000)
                                                    -------------    -------------    -------------

                                                    $   8,000,000    $   5,949,000    $   8,101,000
                                                    =============    =============    =============

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE F - INCOME TAXES (CONTINUED)

The components of deferred income taxes consist of the following:

                                                                           2002            2001
                                                                       ------------    ------------
        Deferred income tax assets:
          Rents received in advance                                    $  2,959,000    $  3,028,000
          Supplemental retirement benefits                                  985,000         750,000
          Interest rate floor agreement                                   1,183,680          70,000
          Deferred financing costs                                           16,000           9,000
                                                                       ------------    ------------

                                           TOTAL DEFERRED TAX ASSETS      5,143,680       3,857,000
                                                                       ------------    ------------

        Deferred income tax liabilities:
          Depreciation                                                   (1,526,000)              -
          Interest rate cap agreement                                       (58,000)     (1,416,000)
                                                                       ------------    ------------

                                      TOTAL DEFERRED TAX LIABILITIES     (1,584,000)     (1,416,000)
                                                                       ------------    ------------

                                                  TOTAL NET DEFERRED
                                                          TAX ASSETS   $  3,559,680    $  2,441,000
                                                                       ============    ============


NOTE G - LAND LEASE COMMITMENT

During 1975, the Company completed construction of an eleven-story exhibition building. The building is constructed on land leased from the City of High Point, North Carolina under a noncancelable lease. The lease is for an initial term of fifty years with three options to renew for periods of ten years each and a final renewal option for nineteen years. Annual rental under the lease is $152,234 as of October 31, 2002 and is subject to adjustment at the end of each five-year period, such adjustment being computed as defined in the lease agreement. As part of the lease agreement, the Company constructed a theater complex for public use and office space for use by the City of High Point on the lower levels of the building. Annual rental cash payments over the initial fifty-year lease term are being reduced by $39,121 which represents amortization of the cost of the theater and office complex constructed for the City of High Point. At the termination of the lease, the building becomes the property of the City of High Point. Under the terms of the lease, the Company is responsible for all expenses applicable to the exhibition portion of the building. The City of High Point is responsible for all expenses applicable to the theater complex and office space constructed for use by the City.


NOTE H - RETIREMENT EXPENSE

Amounts expensed under the Company's retirement plans amounted to $790,130, $350,669 and $394,166 for the years ended October 31, 2002, 2001 and 2000, respectively, including $601,252, $179,200 and $240,796 under the supplemental retirement benefits plan for the years ended October 31, 2002, 2001 and 2000, respectively.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


NOTE H - RETIREMENT EXPENSE (CONTINUED)

During 2002, the Company accelerated the normal retirement date for one of its key employees covered under the nonqualified supplemental retirement plan resulting in a substantial increase in expense for the year.


NOTE I - RENTALS UNDER OPERATING LEASES

The Company's leasing operations consist principally of leasing exhibition space. Property on operating leases consists of substantially all of the asset "buildings, exclusive of theater complex" included on the consolidated balance sheets. Accumulated depreciation on this property amounted to $45,154,925 at October 31, 2002 and $42,925,163 at October 31, 2001. Leases are typically for five-year periods and contain provisions to escalate rentals based upon either the increase in the consumer price index or increases in ad valorem taxes, utility rates and charges, minimum wage imposed by federal and state governments, maintenance contracts for elevators and air conditioning, maintenance of common areas, social security payments, increases resulting from collective bargaining contracts, if any, and such other similar charges and rates required in operating the Company. Tenants normally renew their leases.

The following is a schedule of minimum future rentals under noncancelable operating leases as of October 31, 2002, exclusive of amounts due under escalation provisions of lease agreements:

           Year Ending October 31,
                    2003                                         $  28,907,366
                    2004                                            25,351,016
                    2005                                            17,061,970
                    2006                                             6,587,870
                    2007                                             1,549,702
                                                                 -------------

        Total minimum future rentals                             $  79,457,924
                                                                 =============

Rental income includes contingent rentals under escalation provisions of leases of $1,380,026, $1,164,693 and $823,536 for the years ended October 31, 2002,
2001 and 2000, respectively. Rental income from related parties amounted to $647,926, $2,682,719 and $2,374,813 for the years ended October 31, 2002, 2001 and 2000, respectively.


NOTE J - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits and trade accounts receivable from customers predominantly in the Home Furnishings Industry. As of October 31, 2002, the Company's bank balances exceeded federally insured limits by $15,861,894. The Company's trade accounts receivable are generally collateralized by merchandise in leased exhibition spaces which is in the Company's possession.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------


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


NOTE L - CONSTRUCTION COMMITMENTS

At October 31, 2002, the Company had outstanding commitments for building improvements of approximately $419,000.

FINANCIAL STATEMENTS

LRG Furniture, LLC

Years ended November 30, 2002 and 2001 with
Report of Independent Auditors

                               LRG Furniture, LLC

                              Financial Statements




                                    CONTENTS

Report of Independent Auditors...........................................................1

Financial Statements

Balance Sheets...........................................................................3
Statements of Operations.................................................................4
Statements of Changes in Members' Deficit................................................5
Statements of Cash Flows.................................................................6
Notes to Financial Statements............................................................7

                         Report of Independent Auditors


Board of Directors and Members
LRG Furniture, LLC


We have audited the accompanying balance sheet of LRG Furniture, LLC (a Virginia limited liability company) as of November 30, 2002, and the related statement of operations, changes in members' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of LRG Furniture, LLC as of and for the year ended November 30, 2001 were audited by other auditors who have ceased operations and whose report dated December 21, 2001, expressed an unqualified opinion on those financial statements before the revision described in Note 3.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LRG Furniture, LLC as of November 30, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the financial statements, effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142").

As discussed above, the financial statements of LRG Furniture, LLC as of November 30, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 3, these financial statements have been revised to include the transitional disclosures of FAS 142. We applied procedures with respect to the disclosures in Note 3 pertaining to 2001 financial statement revisions. In our opinion, the FAS 142 disclosures for 2001 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

                                        /s/ Ernst & Young LLP

December 20, 2002

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. As discussed in the Goodwill and Intangible Assets note, the corporation has presented the transitional disclosures for 2001 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these changes to the 2001 consolidated financial statements. The adjustments to the 2001 consolidated financial statements were reported on by Ernst & Young LLP as stated in their report appearing herein.


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

                            /s/ Arthur Andersen LLP

Houston, Texas
December 21, 2001

                               LRG Furniture, LLC

                                 Balance Sheets


                                                                        NOVEMBER 30
ASSETS                                                               2002              2001
                                                             ----------------------------------
Current assets:
    Cash and cash equivalents                                    $ 1,520,991     $   2,456,466
    Accounts receivable, net of allowances of $74,259 and
      $60,910 in 2002 and 2001, respectively                         361,785           644,338
    Merchandise inventories, net                                   5,864,637        10,119,254
    Prepaid expenses                                                  70,421            72,053
                                                             ----------------------------------
Total current assets                                               7,817,834        13,292,111

Property and equipment:
    Computer equipment                                               338,987           374,909
    Equipment                                                        210,181           355,885
    Furniture and fixtures                                           532,686         1,027,155
    Leasehold improvements                                         1,084,914         1,369,775
    Vehicles                                                         159,692           174,798
                                                             ----------------------------------
                                                                   2,326,460         3,302,522
Less - accumulated depreciation                                     (679,031)         (661,893)
                                                             ----------------------------------
                                                                   1,647,429         2,640,629

Other assets, net                                                     74,149           776,379
                                                             ----------------------------------
                                                                  $9,539,412      $ 16,709,119
                                                             ==================================

LIABILITIES AND MEMBERS' DEFICIT
Current Liabilities:
    Current portion of long-term debt                            $ 2,591,592      $  2,466,836
    Accounts payable, primarily to Members                         4,906,749         9,882,446
    Customer deposits                                              1,545,986         2,390,342
    Accrued liabilities                                            1,146,440         1,026,186
                                                             ----------------------------------
Total current liabilities                                         10,190,767        15,765,810

Long-term debt                                                       100,000         1,306,344

Notes payable to members and deferred interest payable            12,109,666        13,291,482

Commitments and contingencies                                              -                 -

Members' deficit                                                 (12,861,021)      (13,654,517)
                                                             ----------------------------------
                                                               $   9,539,412       $16,709,119
                                                             ==================================

The accompanying notes to the financial statements are an integral part of these balance sheets.

                               LRG Furniture, LLC

                            Statements of Operations


                                                                  YEARS ENDED NOVEMBER 30
                                                                     2002             2001
                                                             ----------------------------------
Sales                                                           $ 45,735,769    $  62,577,684
Cost of goods sold                                                24,181,141       34,638,022
                                                             ----------------------------------
  Gross profit                                                    21,554,628       27,939,662
Operating and general expenses                                    22,718,156       33,553,602
                                                             ----------------------------------
  Loss from operations                                            (1,163,528)      (5,613,940)
Interest expense                                                     816,764        1,134,030
                                                             ----------------------------------
  Net loss                                                     $  (1,980,292)   $  (6,747,970)
                                                             ==================================


The accompanying notes to the financial statements are an integral part of these statements.

                               LRG Furniture, LLC

                    Statements of Changes in Members' Deficit

                 For the years ended November 30, 2002 and 2001


Members' deficit, November 30, 2000                           $   (6,906,547)
  Net loss-fiscal 2001                                            (6,747,970)
                                                             ----------------
Members' deficit, November 30, 2001                              (13,654,517)
  Net loss-fiscal 2002                                            (1,980,292)
  Members' contributions                                           2,773,788
                                                             ----------------
Members' deficit, November 30, 2002                            $ (12,861,021)
                                                             ================


The accompanying notes to the financial statements are an integral part of these statements.

                               LRG Furniture, LLC

                            Statements of Cash Flows


                                                               YEARS ENDED NOVEMBER 30
                                                                  2002              2001
                                                          -----------------------------------
Cash flows from operating activities:
  Net loss                                                  $  (1,980,292)    $  (6,747,970)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                 306,786           828,786
    Loss on sale of property and equipment                              -           235,312
    Changes in operating assets and liabilities, net of
      effects from acquisitions and divestitures:
      Accounts receivable                                         (60,947)           36,829
      Merchandise inventories                                     411,343         2,173,743
      Prepaid expenses                                            (24,165)           39,757
      Accounts payable and accrued liabilities                 (1,372,701)         (970,878)
      Customer deposits                                            87,563          (739,389)
      Other                                                        17,414            (5,049)
                                                          -----------------------------------
Net cash used in operating activities                          (2,614,999)       (5,148,859)
                                                          -----------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                            (214,728)         (206,232)
  Proceeds from sale of certain assets, net                       228,263           204,389
                                                          -----------------------------------
Net cash used in investing activities                              13,535            (1,843)
                                                          -----------------------------------

Cash flows from financing activities:
  Proceeds from long-term debt                                          -           500,000
  Repayment of long-term debt                                           -        (1,827,320)
  Proceeds from notes payable to Members                        1,322,990         4,100,000
  Increase in deferred interest payable                           342,999           643,334
                                                          -----------------------------------
Net cash provided by financing activities                       1,665,989         3,416,014
                                                          -----------------------------------
Net decrease in cash                                             (935,475)       (1,734,688)
Cash and cash equivalents, beginning of year                    2,456,466         4,191,154
                                                          -----------------------------------
Cash and cash equivalents, end of year                       $  1,520,991     $   2,456,466
                                                          ===================================

Supplemental disclosure of cash flow information - cash
  paid during the year for interest                         $     297,545    $      479,430
                                                          ===================================


The accompanying notes to the financial statements are an integral part of these statements.

                               LRG Furniture, LLC

                          Notes to Financial Statements

                           November 30, 2002 and 2001




1. ORGANIZATION AND OPERATIONS

LRG Furniture, LLC (the "Company") was formed as a limited liability company under the laws of Virginia on November 29, 1999. The Company was formed as a joint venture between Bassett Furniture Industries, Inc. ("Bassett") and Bassett Direct Plus Texas, LLC ("BDPT") (collectively referred to herein as the "Members"). Bassett and BDPT were credited with 51% and 49%, respectively, of the combined members' equity of $2,677,489 at the date of formation.

The Company currently operates eight retail furniture stores in Texas and Nevada. These stores operate under the "Bassett Furniture Direct" name and substantially all of their purchases are contractually obligated from Bassett and its affiliates.

2. CONTINUING OPERATIONS

The Company has experienced significant losses from operations since inception. The Company incurred a net loss of $1,980,000 and $6,748,000 in the years 2002 and 2001, respectively, and has Members' deficit of $12,861,000 and $13,655,000 as of November 30, 2002 and 2001, respectively. Management has implemented a profit improvement program that includes evaluation and realignment of the Company's business to improve profitability. This program has resulted in significant operational changes, overall downsizing of the Company's administrative and operating overhead and disposals of selected stores (see Note
10). These store disposals have left the Company with eight stores in the Texas and Nevada markets. As a result of these actions, the Company expects to substantially reduce losses from operations, however, there can be no assurances that management's program will be successful.

The Members have historically provided, and are currently providing, sufficient financial support to the Company to fund the Company's obligations and working capital requirements as those obligations become due. The Members loaned a total of $4,100,000 to the Company in 2001. Management of Bassett has committed to provide the necessary level of financial support to the Company to enable it to pay its obligations as they become due through November 30, 2003. In addition, Bassett has guaranteed repayment of all of the Company's third-party long-term debt.

                               LRG Furniture, LLC

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RECLASSIFICATIONS

For comparative purposes, certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

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

                               LRG Furniture, LLC

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

OTHER ASSETS

Other assets were comprised primarily of an assumed lease contract with an independent third party with terms that were favorable to its local market value and refundable deposits with various utilities and property lessors. The favorable lease contract had a gross balance of $758,867 amortized over the lease term, which was 15 years. Accumulated amortization related to this favorable lease contract was $107,136 in 2001. These deposits were refundable at the discretion of the utility or lessor as applicable. This lease contract was sold during 2002 as part of the stores that were sold to Bassett (see Note 10).

LONG-LIVED ASSETS

The Company applies Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangible assets to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event assets are impaired, losses are recognized based on the excess carrying amounts over the estimated discounted future cash flows or fair market value of the asset. SFAS No. 121 also requires that assets to be disposed of be reported at the lower of the carrying amount or the fair market value less selling costs. Management does not believe there are any impairments of long-lived assets at November 30, 2002.

                               LRG Furniture, LLC

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PREOPENING EXPENSES

Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred. Preopening expenses were $193,000 and $177,000 in 2002 and 2001, respectively.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising expense was $3,152,000 and $4,355,000 in 2002 and 2001, respectively.

SHIPPING AND HANDLING FEES AND COSTS

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with outbound freight are included in operating and general expenses and totaled $4,207,000 and $6,442,000 in fiscal 2002 and 2001, respectively.

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

                               LRG Furniture, LLC

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2001, the Company adopted Statements of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishment of Liabilities. This statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, but carries over most of the provisions of SFAS No. 125 without reconsideration. The impact of adopting this pronouncement was not material to the Company's financial statements.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. This statement requires that all business combinations initiated after June 30, 2001, be accounted for by the purchase method, eliminating the availability of the pooling-of-interests method. In addition SFAS No. 141 requires recognition of intangible assets apart from goodwill if they meet certain criteria. Any acquisition activity performed by the Company subsequent to the effective date of this statement will be accounted for under the purchase method. The impact of adopting this pronouncement was not material to the Company's financial statements.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement supercedes Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets. SFAS No. 142 establishes new standards for measuring the carrying value of goodwill related to acquired companies. Instead of amortizing goodwill over a fixed period of time, the Company will instead measure the fair value of acquiring businesses annually to determine if goodwill has been impaired. The Company adopted this statement in fiscal 2002. The Company did not hold any intangible assets during fiscal 2002, thus, the impact of adopting this pronouncement was not material to the Company's financial statements.

                               LRG Furniture, LLC

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The following table adjusts the reported net income for the year ended November 30, 2001 to exclude amortization of goodwill:

    Reported net loss                              $(6,748,000)
      Amortization of goodwill                         368,000
                                             -------------------
    Adjusted net loss                              $(6,380,000)
                                             ===================


In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. In addition, this statement addresses the accounting for the segment of a business accounted for as a discontinued operation under APB Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement would impact the Company's reporting if the Company chose to discontinue an operation, and becomes effective for the Company in fiscal 2003. Management does not expect the impact of adopting SFAS No. 144 to be material to the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146, Obligations Associated with Disposal Activities, which is effective for disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a disposal obligation should be recognized and measured at its fair value when it is incurred. Adoption of the pronouncement is not expected to have a material effect on the Company's financial statements.

                               LRG Furniture, LLC

4. LONG-TERM DEBT AND NOTES PAYABLE TO MEMBERS

Long-term debt and notes payable to Members at November 30, 2002 and 2001, consisted of the following:

                                                                    2002           2001
                                                                -----------------------------
Long-term debt:
   Unsecured notes with a bank, payable in monthly
      installments as discussed below from January 2001 to
      June 2004, plus interest payable monthly ranging from
      prime plus 0.5% to 1.0%, as defined in the agreement
      (prime was  4.25% at November 30, 2002)                      $  883,592   $  3,773,180

Notes payable to Members:
   Unsecured notes and deferred interest payable to Bassett,
      accrues interest at 5.5% per year, principle and
      interest due November 30, 2007                               11,509,666              -
   Unsecured notes and deferred interest payable to Bassett,
      accrues interest at 8% per year, principle and interest
      due November 1, 2004                                                  -     10,316,667
   Unsecured demand note payable to Bassett, does not bear
      interest                                                              -        566,815
   Unsecured note payable to BDPT, interest payable
      quarterly at 8% per year, $1,808,000 due November 30,
      2003, $600,000 due November 30, 2004                          2,408,000      2,408,000
                                                                -----------------------------

Total notes payable to Members and deferred interest payable       13,917,666     13,291,482
                                                                -----------------------------
Total long-term debt and notes payable to Members                  14,801,258     17,064,662
Less - Current maturities of long-term debt                        (2,591,592)    (2,466,836)
                                                                -----------------------------
                                                                  $12,209,666    $14,597,826
                                                                =============================

                               LRG Furniture, LLC

4. LONG-TERM DEBT AND NOTES PAYABLE TO MEMBERS (CONTINUED)

The aggregate future annual maturities of long-term debt and deferred interest payable at November 30, 2002 were as follows:

       2003                                          $ 2,591,592
       2004                                              700,000
       2005                                                    -
       2006                                                    -
       2007                                           11,509,666
       Thereafter                                              -
                                                   --------------
                                                     $14,801,258
                                                   ==============

At various dates from March 16, 2000, to August 15, 2000, the Company entered into a total of eight unsecured notes with a bank for $606,000 each for a total of $4,848,000. Each note has deferred principal payments of $22,444 beginning 9 months from the close of each note and continuing for 27 months thereafter. The proceeds of these notes were used primarily to pay for new store opening inventory. Bassett took over four of these notes during fiscal 2002 in connection with the sale to Bassett of the associated North Carolina and Virginia stores. The balance due on the remaining four notes at November 30, 2002 is $583,592. The balance that was due on the eight notes at November 30, 2001 was $3,142,256. Repayment of these loans is guaranteed by Bassett.

On June 4, 2001, the Company entered into an unsecured note with a different bank for $500,000. The note has deferred principal payments of $16,667 beginning 6 months from the close of the note and continuing for 29 months thereafter. The proceeds of this note were used primarily to pay for new store opening inventory. The balance due on this note at November 30, 2002 and 2001 was $300,000 and $500,000, respectively. Repayment of this loan is guaranteed by Bassett.

In connection with the acquisition of a Louisville store in 2000 (which was subsequently sold in 2001, as further discussed in Note 10), the Company assumed a $252,500 unsecured note payable. The note required monthly principal payments of $18,704 through June 30, 2002. The balance due on this note at November 30, 2001, was $130,924. Repayment of this note was guaranteed by Bassett. During the acquisition of this store, the Company had also assumed an unsecured demand note due to Bassett of $566,815, which was outstanding at November 30, 2001. The store was sold in December 2001 and both of these notes were settled in connection with the sale.

                               LRG Furniture, LLC

4. LONG-TERM DEBT AND NOTES PAYABLE TO MEMBERS (CONTINUED)

On June 1, 2000, August 1, 2000, and May 1, 2001, the Company entered into three unsecured notes with Bassett for $1,000,000, $5,000,000 and $3,500,000, respectively. All of these notes had the same terms with deferred principal and interest payments, all payable November 1, 2004. These Notes were refinanced with Bassett in March 2002 to three unsecured notes for $3,100,000, $3,000,000, and $4,250,000 with the same terms and deferred principal and interest payments, all payable November 30, 2007 (see Note 10).

On November 30, 2001 and 2000, the Company entered into unsecured notes with BDPT for $600,000 and $1,808,000, respectively. These unsecured notes contain various restrictive covenants which include, among others, limitations on loans and contingent liabilities except in the normal course of business. As of November 30, 2002, the Company was in compliance with all of these covenants.

5. LEASE COMMITMENTS

The Company's administrative offices and retail locations are leased under noncancelable operating lease agreements that expire from 2003 to 2016. Most of these leases contain renewal options of 3 to 35 years. Certain of the lease agreements for retail locations require the payment of contingent rentals based on a percentage of sales above stipulated levels. No contingent rental expense was incurred during 2002 or 2001. Certain of the lease agreements contain rent escalation clauses that are not significant. Total rent expense for 2002 and 2001 was $4,243,000 and $6,242,000, respectively. Rent expense related to locations owned or leased from the Members was $2,915,000 in 2002 and $3,952,000 in 2001.

                               LRG Furniture, LLC

5. LEASE COMMITMENTS (CONTINUED)

Future minimum lease commitments for the office and retail locations under operating leases as of November 30, 2002 are as follows:

                                   BASSETT          BDPT            OTHER           TOTAL
                             ---------------------------------------------------------------
2003                              $ 472,800     $ 2,699,136     $ 1,054,380     $ 4,226,316
2004                                472,800       2,699,136         981,577       4,153,513
2005                                472,800       2,699,136         806,088       3,978,024
2006                                472,800       2,699,136         806,088       3,978,024
2007                                472,800       2,699,136         599,824       3,771,760
Thereafter                        4,609,800      20,826,662         455,301      25,891,763
                             ---------------------------------------------------------------
                                $ 6,973,800    $ 34,322,342     $ 4,703,258    $ 45,999,400
                             ===============================================================

6. OTHER RELATED-PARTY TRANSACTIONS

Substantially all purchases of merchandise inventories are made from Bassett and its affiliates. These related entities sell products to the Company at prices and terms equal to their normal selling prices and terms to unrelated entities. Accounts payable due to these related parties was $3,895,118 and $9,230,000 in 2002 and 2001, respectively.

Interest expense on borrowings from related parties as described in Note 4 was $723,132 in 2002 and $789,000 in 2001. Portions of these amounts are included in notes payable to Members and deferred interest payable in the accompanying balance sheets at November 30, 2002 and 2001, respectively.

The Company paid salaries to principals of the Members for administrative and executive services in the amount of $300,000 in both 2002 and 2001.

7. BENEFIT PLAN

EMPLOYEE SAVINGS PLAN

The Company maintains a qualified 401(k) employee savings plan covering substantially all full-time employees. Under the plan, employees may elect to contribute up to 15% of their compensation annually. Under the plan, the Company is not required to make contributions to the plan and no contributions were made in 2002 or 2001.

                               LRG Furniture, LLC

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

9. MEMBERS' DEFICIT

The Members' deficit account in the accompanying balance sheets reflects the initial capital contributed by the Members of $2,677,489 and all losses of the Company since inception. No distributions have been made to the Members since inception. During 2002, Bassett contributed $2,774,000 to Members' deficit consisting of $2,589,000 of debt and related interest of $185,000. The benefits of this contribution were allocated proportionately to the Members based on the Members' relative ownership interests in the Company. Under the terms of the Limited Liability Company Agreement (the LLC Agreement), profits and losses and any distributions of the Company are allocated to its members based upon the Members' relative ownership interests in the Company and are made at the sole discretion of the Board of Managers. Members may not assign or transfer their rights without consent of the other Member. Both Members have two positions each in the Board of Directors. There is a single class of Members with the same rights, powers, duties, obligations, preferences and privileges. Each Member's liability is limited to the sum of its capital contributions, its share of any undistributed assets of the Company and any amounts previously distributed to it from the Company.

The Company's operating agreement provides an option for BDPT to put its ownership interest to Bassett at a specified formula during fiscal year 2007 and 2010, and conversely, providing a call option for Bassett to purchase BDPT's interest in the Company at a separate formula during fiscal years 2008 through 2010.

As stated in the Articles of Organization, the latest date on which the Company is to dissolve is November 30, 2019.

                               LRG Furniture, LLC

10. SALES AND CLOSURE OF RETAIL STORES

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

On December 15, 2000, the Company acquired the assets and assumed the liabilities of a third-party Bassett Furniture Direct licensee in Louisville, Kentucky, in a noncash transaction. The fair value of liabilities assumed exceeded the fair value of assets acquired by $367,569, which was recorded as an intangible asset. The intangible asset, which related primarily to acquired order book and customer lists, was amortized as operating and general expenses during 2001. As part of the transaction, Bassett purchased the related building and was leasing it to the Company on a month-to-month basis. This store was sold in December 2001 to an unrelated local furniture retailer. The purchaser bought substantially all assets and assumed all liabilities of the store. Related losses on this transaction were not significant.

                               LRG Furniture, LLC

10. SALES AND CLOSURE OF RETAIL STORES (CONTINUED)

In March 2002, the Company and Bassett entered into an agreement to streamline the operations of the Company. The agreement called for Bassett to refinance debt due by the Company to Bassett. Also, as part of the agreement, the Company sold five stores in North Carolina and Virginia to Bassett for the net book value as of the effective date of the agreement of approximately $188,000 ($5,405,000 of assets and $5,217,000 of liabilities) including bank debt of approximately $1,481,000.

Sales related to all stores sold, closed or planned to be sold included in the statement of operations and changes in Members' deficit for the years ended November 30, 2002 and 2001, were $5,162,883 and $27,944,000, respectively and related loss from operations for the years ended November 30, 2002 and 2001 were $533,908 and $4,892,000, respectively.

During September 2002, the Company opened a new store in southwest Houston. Subsequent to year-end, in December 2002, the Company opened a new store in southeast Houston.

                           INDEX TO FORM 10-K SCHEDULE


Exhibit No.         Report of Independent Public Accountants is included in the
                    Consent filed as Exhibit 23A to this Annual Report and is incorporated herein by reference.

       F - 37       Report of Previous Independent Public Accountants

       F - 38 Bassett Furniture Industries, Inc. Schedule II - Analysis of Valuation and Qualifying Accounts for the years ended November 30, 2002, November 24, 2001 and November 25, 2000.

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Bassett Furniture Industries,
Incorporated:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in the Bassett Furniture Industries, Incorporated Annual Report to Stockholders incorporated by reference in the Form 10-K, and have issued our report thereon dated January 15, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page F- is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                             /s/ ARTHUR ANDERSEN LLP

Greensboro, North Carolina,
January 15, 2002

                       BASSETT FURNITURE INDUSTRIES, INC.

                                   Schedule II

                  Analysis of Valuation and Qualifying Accounts
          For the Years Ended November 30, 2002, November 24, 2001 and
                                November 25, 2000
                                 (in thousands)


                                                               Additions
                                                 Balance       Charged to                                         Balance
                                                Beginning       Cost and                                            End
                                                Of Period       Expenses    Deductions         Other             Of Period
                                              --------------- ------------- ------------ ------------------- ------------------
                                                                                (1)
      For the Year Ended November 25, 2000:
        Reserve deducted from
        assets to which it applies-
          Allowance for doubtful accounts             $2,558        $4,150        $(58)                 ---             $6,650
                                              =============== ============= ============ =================== ==================

        Restructuring reserve                         $1,316          $880       $(853)                 ---             $1,343
                                              =============== ============= ============ =================== ==================

      For the Year Ended November 24, 2001:
        Reserve deducted from
        assets to which it applies-
          Allowance for doubtful accounts             $6,650          $481     $(4,631)                 ---             $2,500
                                              =============== ============= ============ =================== ==================

        Restructuring reserve                         $1,343        $2,402     $(3,163)                 ---               $582
                                              =============== ============= ============ =================== ==================

      For the Year Ended November 30, 2002:
        Reserve deducted from
        assets to which it applies-
          Allowance for doubtful accounts             $2,500          $753       $(651)                 ---             $2,602
                                              =============== ============= ============ =================== ==================

        Restructuring reserve                           $582        $1,251     $(1,684)                 ---               $149
                                              =============== ============= ============ =================== ==================


        (1)    Deductions are for the purpose for which the reserve was created.

                                INDEX TO EXHIBITS


Exhibit No.

    13 Portions of the Bassett Furniture Industries, Incorporated Annual Report to Stockholders for the year ended November 30, 2002

    21            List of subsidiaries of registrant

    23A           Consent of Independent Auditors

    23B           Consent of Independent Auditors

    23C           Notice Regarding Lack of Consent of Arthur Andersen

    99A Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99B Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002