Form 10-Q
period 2003-03-01
BASSETT FURNITURE INDUSTRIES INC
filed 2003-04-10
CIK 10329

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File No. 0-209

BASSETT FURNITURE INDUSTRIES, INCORPORATED
(Exact name of Registrant as specified in its charter)

Virginia	54-0135270

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3525 Fairystone Park Highway
Bassett, Virginia 24055
(Address of principal executive offices)
(Zip Code)

(276) 629-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

At April 10, 2003, 11,602,141 shares of common stock of the Registrant were outstanding.

PART I — FINANCIAL INFORMATION
BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE PERIODS ENDED MARCH 1, 2003, AND MARCH 2, 2002 – UNAUDITED
(In thousands except per share data)

Item 1. Financial Statements

	2003	2002
	(13 weeks)	(14 weeks)

Net sales	$73,282	$84,788
Cost of sales	57,444	68,060

Gross profit	15,838	16,728
Selling, general and administrative	15,311	13,728
Restructuring and impaired fixed asset charges	3,200	—

Income ( loss) from operations	(2,673)	3,000

Other income (expense), net	826	1,221

Income (loss) before income tax benefit (provision)	(1,847)	4,221

Income tax (provision) benefit	517	(1,309)

Net income (loss)	(1,330)	2,912

Retained earnings-beginning of period	169,789	173,011
Cash dividends	(2,318)	(2,341)
Share repurchases, net	(551)	19

Retained earnings-end of period	$165,590	$173,601

Basic earnings (loss) per share	$(0.11)	$0.25

Diluted earnings (loss) per share	$(0.11)	$0.25

Dividends per share	$0.20	$0.20

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 1, 2003 AND NOVMEBER 30, 2002
(In thousands)

Assets	(Unaudited)
	March 1, 2003	November 30, 2002

Current assets
Cash and cash equivalents	$2,307	$1,371
Accounts receivable, net	47,339	44,806
Inventories	47,482	43,449
Refundable income taxes	921	2,924
Deferred income taxes	3,671	3,600
Other current assets	7,321	6,816

Total current assets	109,041	102,966

Property and equipment
Cost	217,955	227,385
Less accumulated depreciation	130,015	136,843

Total property and equipment	87,940	90,542

Other assets Investments	58,374	63,248
Investments in unconsolidated affiliated companies	4,281	4,383
Deferred income taxes	4,258	3,454
Notes receivable, net	18,256	18,761
Other, net	7,129	7,526

Total other assets	92,298	97,372

Total assets	$289,279	$290,880

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,720	$17,738
Accrued liabilities	17,027	16,406

Total current liabilities	32,747	34,144

Long-term liabilities Employee benefits	10,096	10,152
Long-term debt	7,000	3,000
Deferred revenue from unconsolidated affiliate	14,825	13,941

Total long-term liabilities	31,921	27,093

Stockholders’ Equity Common stock	57,978	58,303
Retained earnings	165,590	169,789
Accumulated other comprehensive income - unrealized holding gains, net of income tax effect	1,043	1,551

Total stockholders’ equity	224,611	229,643

Total liabilities and stockholders’ equity	$289,279	$290,880

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED MARCH 1, 2003 AND MARCH 2, 2002 – UNAUDITED
(in thousands)

	2003	2002
	13 Weeks	14 Weeks

Net income (loss)	$(1,330)	$2,912
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,703	2,611
Equity in undistributed income of investments	(1,316)	(1,644)
Provision for writedown of property and equipment	1,530	—
Provision for losses on trade accounts receivable	29	—
Net gain from sales of property and equipment	(13)	—
Net gain from sales of investment securtities	—	(302)
Compensation earned under restricted stock plan	—	45
Deferred income taxes	(517)	1,309
Changes in employee benefit liabilities	(56)	(58)
Changes in operating assets and liabilities:
Accounts receivable	(2,562)	(309)
Inventories	(4,033)	2,533
Refundable income taxes	2,003	—
Other current assets	(505)	22
Accounts payable and accrued liabilities	(1,397)	(1,233)

Net cash provided by (used in) operating activities	(5,464)	5,886

Investing activities:
Purchases of property and equipment	(1,801)	(1,196)
Proceeds from sales of property and equipment	183	—
Proceeds from sales of investments	17,000	2,415
Purchases of investment securities	(12,000)	—
Dividends from affiliated companies	1,874	—
Investments in unconsolidated affiliated companies	—	(2,118)
Other, net	338	598

Net cash provided by (used in) investing activities	5,594	(301)

Financing activities:
Borrowings (repayments) of long-term debt	4,000	(5,016)
Issuance of common stock	38	34
Repurchases of common stock	(914)	—
Cash dividends	(2,318)	(4,684)

Net cash provided by (used in) financing activities	806	(9,666)

Net change in cash and cash equivalents	936	(4,081)

Cash and cash equivalents, beginning of period	1,371	5,347

Cash and cash equivalents, end of period	$2,307	$1,266

BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 1, 2003
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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (the “Company”) and its wholly owned subsidiaries. The equity method of accounting is used for the Company’s investments in affiliated companies in which the Company exercises significant influence but does not maintain control.

Certain amounts in the 2002 financial statements have been reclassified to more closely conform with the 2003 presentation. The Company’s 2002 fiscal year contained 53 weeks. As a consequence, the first quarter of 2002 contained 14 weeks.

Note B. Inventories:
Inventories are valued at the lower of cost or market. Cost is determined for wholesale domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories and retail inventories are determined using the first-in, first-out (FIFO) method.

	March 1,	November 30,
	2003	2002

Finished goods	$36,966	$35,302
Work in process	3,327	3,424
Raw materials and supplies	21,863	19,552
Retail merchandise	3,426	3,271

Total inventories on FIFO method	65,582	61,549
LIFO adjustment	(18,100)	(18,100)

Total inventories, net	$47,482	$43,449

Note C. Investments in Unconsolidated Affiliated Companies:
International Home Furnishings Center:
The International Home Furnishings Center (“IHFC”) owns and leases showroom floor space in High Point, North Carolina. The Company owned 46.9% of IHFC at March 1, 2003 and March 2, 2002. The Company’s investment reflects a credit balance of $14,825 and $13,941 at March 1, 2003 and November 30, 2002, respectively, and is reflected in the liabilities section in the accompanying consolidated balance sheets as deferred revenue from affiliate. The Company recorded income from IHFC of $990 and $1,005 in each of the first quarters of 2003 and 2002, respectively. Additionally, the Company received dividends of $1,874 and $0 from IHFC in the first quarter of 2003 and 2002, respectively. Summarized combined income statement information for IHFC for the first quarter of 2003 and 2002, respectively, is as follows:

	2003	2002

Revenue	$8,645	$8,346
Net income	2,124	2,145

LRG Furniture, LLC:
Effective November 28, 1999, the Company combined its eight retail stores with five stores owned and managed by a licensee and formed LRG Furniture, LLC (“LRG”). The Company retains a 51% ownership of the joint venture and accounts for the investment using the equity method since the Company does not maintain operating control of the joint venture.

BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 1, 2003
(Dollars in thousands except share and per share data)

The Company’s share of losses from LRG were ($513) and ($334) for the first quarter of 2003 and 2002, respectively. Effective March 4, 2002, the Company finalized an agreement with LRG to purchase five stores in North Carolina and Virginia for net book value (which approximated $0). The Company’s investment in LRG was ($3,341) and ($2,827) at March 1, 2003 and November 30, 2002, respectively and has been reclassified to reduce the balance of the notes receivable due from LRG at the end of each period.

The Company had outstanding trade accounts receivable due from LRG of $5,933 and $4,257 as of March 1, 2003 and March 2, 2002, respectively. In addition the Company had notes receivable from LRG of $10,350 at March 1, 2003 and November 30, 2002. These notes are included in notes receivable in the accompanying consolidated balance sheets. Sales to LRG were $4,739 and $8,437 for the first quarter of 2003 and 2002, respectively. These sales are at prices equal to normal selling prices to unrelated entities. In addition to accounts and notes receivable, the Company also has lease guarantees with LRG. The LRG operating agreement has certain put and call options beginning in fiscal 2007.

Summarized financial information for LRG at March 1, 2003 and March 2, 2002 and for the quarters then ended is as follows:

	2003	2002

Current assets	$8,672	$14,148
Non-current assets	1,648	3,160
Current liabilities	10,677	16,227
Long-term liabilities	13,322	15,331
Revenues	9,075	16,062
Net loss	(819)	(595)

Note D. Stock-Based Compensation:
The Company has elected to continue to account for stock options granted to employees and directors under APB Opinion No. 25 and is required to provide pro forma disclosures of what net income and earnings per share would have been had the Company adopted the fair value method for recognition purposes under SFAS No. 123. The following information is presented as if the Company had adopted SFAS No. 123 and restated its results:

	March 1,	March 2,
	2003	2002

Net income (loss):
As reported	$(1,330)	$2,912
Less: pro forma expense related to stock options	(119)	(138)

Pro forma	$(1,449)	$2,774

Per share:
As reported
Basic	$(0.11)	$0.25
Diluted	(0.11)	0.25
Pro forma
Basic	(0.12)	0.24
Diluted	(0.12)	0.24

The pro forma results reflect amortization of the fair value of stock options over the vesting period.

BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 1, 2003
(Dollars in thousands except share and per share data)

Note E. Comprehensive income:
For the thirteen weeks ended March 1, 2003 and the fourteen weeks ended March 2, 2002, total comprehensive income (loss) was ($1,838) and $2,432, respectively. Included in total comprehensive income for the first quarter was net income (loss) of ($1,330) and $2,912, and unrealized holding losses, net of tax, of $508 and $480, respectively.

Note F. Restructuring, Impaired Fixed Assets and Other Unusual and Nonrecurring Charges:
During the first quarter of 2003, the Company announced that it would close its Dublin, Ga., wood manufacturing plant and consolidate production into its Bassett, Va., facility. Restructuring charges of $3,200, were accrued at the end of the quarter which primarily related to the closing of this facility. $1,530 of the $3,200 restructuring charge represents an estimate of the impaired asset write-down of the Dublin, Ga., facility. The remaining $1,670 represents severance and employee benefits for 320 employees associated with the closure of the plant and also additional headcount reductions at the corporate office. The Company had $1,553 remaining in restructuring reserves as of March 1, 2003, and expects this amount to be paid out in fiscal 2003.

Note G. Contingencies:
The Company is involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on the Company’s financial position or future results of operations.

As part of the Company’s expansion strategy for its retail stores, Bassett has guaranteed certain lease obligations and construction loan obligations of licensee operators of the Bassett Furniture Direct program. Lease guarantees range from one to ten years. The Company was contingently liable under licensee lease obligation gurantees in the amount of $27,158 and $27,928 at March 1, 2003 and November 30, 2002, respectively.

The Company has also guaranteed loans from two banks to certain of its BFD dealers to finance initial inventory packages for those stores. The total contingent liability with respect to these loan gurantees as of March 1, 2003 and November 30, 2002 was $7,498 and $8,568 respectively.

Note H. Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). This statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and establishes that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of extraordinary. The adoption of SFAS No. 145 did not have a material impact on the Company’s consolidated results of operations or financial position.

BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 1, 2003
(Dollars in thousands except share and per share data)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to FASB Statement No. 123 (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods for transition to SFAS No. 123’s fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements. The new disclosure requirements are effective immediately and are reflected in Note D.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 has not be revised or restated to reflect the provisions of FIN No. 45. As part of the Company’s expansion strategy for its retail stores, Bassett guarantees certain lease obligations and construction loan obligations of licensee operators of the Bassett Furniture Direct program. The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated results of operations or financial position for those transactions entered into after December 31, 2002. See Note G.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity method investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 may require consolidation of variable interest entities, which were previously not consolidated. FIN No. 46 is effective for the Company in the third quarter of fiscal 2003 for entities created prior to February 1, 2003 and is effective in the first quarter of fiscal 2003 for entities created after January 31, 2003. The adoption of FIN No. 46 for entities created after January 31, 2003 did not have a material impact on the Company’s consolidated results of operations or financial position. The Company has not completed the complex analysis required by FIN No. 46 for entities created prior to February 1, 2003 and therefore has not determined whether LRG Furniture, LLC or any other affiliated entity will need to be consolidated based on this Interpretation.

BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 1, 2003
(Dollars in thousands except share and per share data)

Note I. Earnings per share:
The following reconciles basic and diluted earnings per share after cumulative effect of accounting change:

		Weighted
		Average	Earnings
	Net Income	Shares	per share

For the thirteen weeks ended March 1, 2003

Net loss available to common stockholders	$(1,330)	11,642,964	$(0.11)
Add effect of dilutive securities:
Options	—	—	—

Diluted earnings (loss) per share	$(1,330)	11,642,964	$(0.11)

For the fourteen weeks ended March 2, 2002

Net income available to common stockholders	$2,912	11,698,691	$0.25
Add effect of dilutive securities:
Options and restricted stock	—	35,230	—

Diluted earnings per share	$2,912	11,733,921	$0.25

Options to purchase 1.9 million and 2.0 million shares of common stock were outstanding during the first quarters of 2003 and 2002, respectively, that could potentially dilute basic EPS in the future.

Common stock equivalent shares are excluded from the computations if their effect is anti-dilutive. The effect of stock options is not included in the diluted computation for periods in which a loss occurs because to do so would have been anti-dilutive.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
MARCH 1, 2003
(Dollars in thousands except share and per share data)

Note J. Segment Information:
Segment information for the periods ended March 1, 2003 and March 2, 2002 was as follows:

For the thirteen weeks ended March 1, 2003

	Wood	Imports	Upholstery	Other	Wholesale

Net sales	$33,148	$11,152	$24,629	$2,194	$71,123
Operating income (loss)	2,406	2,467	3,373	(7,280)	966
Depreciation and amortization	824	—	228	1,607	2,659
Capital expenditures	298	—	302	1,154	1,754

			Retail
	Wholesale	Retail	Elimination	Restructuring	Consolidated

Net sales	$71,123	$4,389	$(2,230)	$—	$73,282
Operating income (loss)	966	(370)	(69)	(3,200)	(2,673)
Depreciation and amortization	2,659	44	—	—	2,703
Capital expenditures	1,754	47	—	—	1,801

For the fourteen weeks ended March 2, 2002

	Wood	Imports	Upholstery	Other	Consolidated

Net sales	$44,512	$9,355	$28,320	$2,601	$84,788
Operating income (loss)	5,202	2,008	3,779	(7,989)	3,000
Depreciation and amortization	968	—	238	1,405	2,611
Capital expenditures	563	—	179	454	1,196

The Company’s other business segment consists of a contemporary furniture business, any change in reserves for profits on inventory held by the Company’s affiliates, and other corporate support functions, including certain selling, general and administrative expenses, all included to reconcile segment information to the consolidated financial statements. Operating income by business segment is defined as sales less direct operating costs and expenses. The sales elimination relates to wholesale furniture shipments to the corporately owned retail stores.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
MARCH 1, 2003
(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The furniture industry is currently undergoing rapid change. The change has been precipitated by both the growth of imported furniture (which has included downward pressure on retail prices) and the consolidation and elimination of traditional channels of distribution. Bassett Furniture Industries has embraced these changes by reducing its domestic production of product that can be more efficiently sourced overseas. The Company strives to provide its customers with home furnishings at competitive prices and, with that goal in mind, will continue to evaluate the cost effectiveness of domestic production on a product by product basis. The Company also is continuing its focus on the Bassett Furniture Direct distribution channel. Continual improvements to the retail program are being made through improved product and better delivery, service and training. The Company expects to open between 15 and 20 new stores per year over the next several years. The Company believes that overall operating margins will continue to improve through its efforts to source more product overseas and reengineer manufacturing processes.

Management intends to execute these strategies in such a way as to preserve the Company’s investments, minimize the need for borrowed funds and maintain a strong balance sheet. These new strategies entail key business risks, including the realization of inventories and receivables and the coverage of potential contingent liabilities, for which management believes adequate reserves have been established.

Results of Operations – Period ended March 1, 2003 compared with period ended March 2, 2002

In the first quarter of 2003 the Company reported $73,282 in net sales, a decrease of 13.6% from $84,788 reported for the first quarter of 2002. The decrease was due to overall soft retail conditions, a significant sales decrease with JCPenney and the inclusion of an additional week in the first quarter of 2002 associated with the 53 week 2002 fiscal year. Additionally, there are $2,159 of net retail sales (after eliminations) included in the first quarter of 2003 related to the six corporately owned BFD stores.

The Company has continued its drive to open BFD stores. The Company had 88 and 71 BFD stores in operation at March 1, 2003 and March 2, 2002, respectively. These stores accounted for 50% and 43% of total sales for the first quarter of 2003 and 2002, respectively.

Gross margin; selling, general and administrative (S,G&A) expenses; and operating income as a percentage of net sales were as follows for the quarters ended March 1, 2003, and March 2,2002 :

	2003	2002

Gross margin	21.6%	19.7%
Restructuring and impaired fixed asset charges	4.4%	0.0%
S,G&A	20.9%	16.2%
Operating income (loss)	(3.7%)	3.5%

Gross margin improvement for the quarter was driven by the inclusion of corporate store gross profit, cost reductions initiated earlier this year, and better margin performance in both the Upholstery and Import Divisions. The Company achieved the margin improvement despite significantly lower manufacturing shipments in the first quarter of 2003.

During the first quarter of 2003, the Company announced plans to close its Dublin, Ga., wood manufacturing facility and consolidate wood production in its Bassett, Va., facility. The Company recorded $3,200 in restructuring charges for the first quarter of 2003, primarily related to closure of this facility. Management believes that resulting manufacturing absorption efficiencies over the next twelve months will improve wood manufacturing margins.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
MARCH 1, 2003
(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

S,G&A expenses were 20.9% of sales for the first quarter of 2003 compared to 16.2% of sales for the first quarter of 2002. The inclusion of retail results for the first quarter of 2003 for the six Company owned BFD stores resulted in an increase of 2.8% for the first quarter over what was incurred on a manufacturing basis. The remaining increase as a percentage of sales from 2002 to 2003 was a result of decreased sales volume. The Company’s total S,G&A spending increased from $13,728 in the first quarter of 2002 to $15,311 for the first quarter of 2003 due almost entirely to the addition of corporate retail stores in the second quarter of 2002. If the impact of corporate retail stores is removed, SG&A costs for the first quarter of 2003 actually declined to $12,851. The Company continues to closely monitor discretionary spending and adjust such expenses to match current sales demands. Management is committed to the further reduction of SG&A costs as a percentage of net sales.

Other income decreased in the first quarter of 2003, $826 compared to $1,221 for the first quarter 2002. The decrease from the prior year period was largely attributable to gains on the sales of marketable securities in 2002 not realized in 2003 and slightly higher losses from the Company’s investment in LRG. Included in other income are the Company’s regular investment earnings, earnings or losses from its equity in undistributed income of unconsolidated affiliated companies, and interest expense. Other income is expected to continue to be an integral component of the Company’s future earnings.

The effective tax rate was 28% in the first quarter of 2003 compared to 31% in the first quarter of 2002. The effective tax rates are lower than the statutory federal income tax rate due principally to exclusions for tax exempt income.

For the quarter ended March 1, 2003, net loss was ($1,330) or ($.11) per diluted share, compared to net income of $2,912 or $0.25 per diluted share for the first quarter ended March 2, 2002.

Segment Information

The following is a discussion of operating results for each of Bassett’s business segments.

Wood Division	March 1, 2003	March 2, 2002

Net sales	$33,148	$44,512
Contribution to profit and overhead	$2,406	$5,202

Wood Division net sales decreased 25.5% in the first quarter of 2003 from levels attained in the first quarter of 2002 due to the continued erosion of department store sales, the growth of the Import Division and the overall soft retail furniture environment. The decline in shipments to the department store channel was partially offset by an increase in shipments to the BFD stores. In an effort to improve sales and margins in this segment, the Company is introducing new products, opening more BFD and @tHome stores, repositioning the division through cost reduction initiatives, as well as improving product styling, quality and service. Management is addressing the issue of declining sales by closing the Dublin, Ga., facility and consolidating production in Bassett, Va.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
MARCH 1, 2003
(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contribution to profit and overhead is defined by the Company as gross profit less direct divisional operating expenses, but excluding any allocation of corporate overhead expenses, interest expense, or income taxes. Wood Division contribution to profit and overhead decreased significantly from 2002 (7.3% of sales for 2003 as compared to 11.7% of sales for 2002) as a result of the 25.5% decline in sales. Sales improvement, if realized, complete implementation of cost cutting initiatives, and consolidation of wood manufacturing production are expected to improve operating results for this division in subsequent quarters.

Import Division	March 1, 2003	March 2, 2002

Net sales	$11,152	$9,355
Contribution to profit and overhead	$2,467	$2,008

Net sales for the Import Division increased 19.2% in the first quarter of 2003 compared to the first quarter of 2002. The Company expects the sales of this segment to continue to increase, which should, in turn, increase the Company’s overall margin position. The division has benefited from the Company’s decision to outsource certain wood furniture previously manufactured domestically. Notable among the wood furniture now imported are two bedroom groups, occasional tables and cribs. The products of the Import Division will continue to supplement the product offerings of the other divisions, as well as include complete suites of bedroom and dining room furniture.

Import Division contribution to profit and overhead increased from 21.5% of net sales in the first quarter of 2002 to 22.1% of net sales in 2003. The expected sales growth of this segment requires the Company to focus more attention on forecasting and purchasing practices, inventory management, logistics and quality.

Upholstery Division	March 1, 2003	March 2, 2002

Net sales	$24,629	$28,320
Contribution to profit and overhead	$3,373	$3,779

Net sales for the Upholstery Division decreased by 13.0% for the first quarter of 2003 compared to the first quarter of 2002. The decrease is reflective of the decline in sales to JCPenney as well as the overall soft retail furniture environment in the first quarter of 2003. The Division’s product offerings have been bolstered by products with more contemporary styling at better price points. The Company has also implemented a quick ship delivery program for certain dealers that guarantees delivery of furniture to the customer within thirty days. Management decided, during 2001, to exit certain distribution channels, which were incompatible with the Bassett brand image and the Company’s current primary channels of distribution. The Company is focusing upholstery distribution on its BFD stores, its @tHome with Bassett galleries, and several of its major customers.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
MARCH 1, 2003
(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contribution to profit and overhead increased from 13.4% of net sales for the first quarter of 2002 to 13.7% of net sales for the first quarter of 2003. The increase was due to a continuation of efforts to control labor and overhead spending, the decision to exit certain distribution channels, introduction of new products and the implementation of several operational initiatives. These include cellular manufacturing and investments in new cutting and sewing equipment.

Retail Division	March 1, 2003	March 2, 2002

Net sales	$4,389	$404
Contribution to profit and overhead	$(370)	$(127)

Results shown for this division in the first quarter of 2002 reflect only one store (Hickory, N.C.). Results for the first quarter of 2003 reflect six stores as the Company acquired five BFD stores in North Carolina and Virginia from its affiliate LRG in March of 2002. The Company purchased the stores for net book value, which approximated $0 at the time of acquisition. Since acquisition, results from the five stores have improved. Management expects the stores to continue to improve profitability in 2003.

The Company’s corporate spending is not allocated to the Company’s operating business segments but is included in the “other” category to reconcile segment information to the consolidated financial statements. Management has focused its efforts on reducing costs in this area.

Liquidity and Capital Resources

Cash used by operating activities was ($5,464) for the quarter ended March 1, 2003, compared to cash provided by operating activities of $5,886 for the quarter ended March 2, 2002. The Company’s accounts receivable levels increased due to generally poor economic conditions. Inventories increased by $4,033 during the first quarter of 2003 after a large reduction for the same period in 2002. The increase during the first quarter of 2003 is reflective of growing import finished goods inventories as well as increased import component inventories. The Company continues its efforts to efficiently manage working capital. Some of these initiatives include better planning and forecasting, improved purchasing practices, discounting of slow-moving inventories, and more effective collection efforts.

The Company invested $1,801 in property and equipment in the first quarter of 2003 for retail real estate, computer-related equipment for information systems, and various manufacturing equipment. Dividends from the Company’s equity investments have totaled $1,874 for the first three months of fiscal 2003. During the first quarter of 2002 the Company expended $1,518 to increase its ownership interest in the International Home Furnishings Center (IHFC) and $600 to take an equity interest in a licensee operator developing BFD stores in New England.

As part of managements on-going review of investment strategies, the Company reallocated funds within the Bassett Industries Alternative Asset Fund (BIAAF) in addition to liquidating $17,000 of this investment. Management then re-invested $12,000 with a different money manager principally in treasuries and corporate bonds. These securities are classified as marketable securities.

During 2000, the Company entered into a three-year $70,000 revolving credit facility with a new lender and three other participants. The facility was amended in 2001 to address restrictive covenants and to reduce the total facility to $60,000. During the first quarter of 2002, the Company repaid $5,016 of this facility. During the first quarter of 2003 the Company borrowed an additional $4,000 on this facility, to bring the balance of long-term debt outstanding at the end of the first quarter of 2003 to $7,000.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
MARCH 1, 2003
(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company purchased and retired 68,278 shares of its Common Stock for $914 during the first quarter of 2003. These purchases were part of the Company’s stock repurchase program, approved in fiscal 1998, which allows the Company to repurchase up to $40,000 in Company stock. There was $11,000 remaining under the stock repurchase program at March 2, 2003. Issuance of shares of Common Stock in 2001 and 2002 related principally to the Company’s Employee Stock Purchase Program. The Company paid the fourth quarter 2001 dividend and the first quarter 2002 dividend during the first quarter of 2002 for a total of $4,684. The extra dividend paid during the quarter relates entirely to the fact that the first quarter of 2002 contained fourteen weeks in the unusual 53 week year.

The current ratio as of March 1, 2003, and November 30, 2002, respectively, was 3.33 to 1 and 3.02 to 1. Working capital at March 1, 2003, was $76,294 compared to $68,822 at November 30, 2002. The Company’s consolidated financial statements are prepared on the basis of historical cost and are not intended to show the impact of inflation or changing prices. The Company does not believe that inflation has had a material impact on its profitability during the periods covered under this filing. In the past, the Company has generally been able to increase prices to offset increases in operating costs and effectively manage its working capital.

Item 3. Market Risk:
The Company is exposed to market risk for changes in market prices of its various types of investments. The Company’s investments include both equity and fixed income securities and an alternative asset investment partnership. The Company does not use these securities for trading purposes.

The Company’s marketable securities portfolio, which totaled $17,285 at March 1, 2003, is diversified among U.S. government treasury bonds, corporate bonds and twenty different medium to large capitalization equity interests. Although there are no short term maturity dates for the Company’s equity investments, management has plans to liquidate its current equity portfolio on a scheduled basis over the next three years.

The Company’s investment in a limited partnership, which totaled $41,089 at March 1, 2003, invests in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest, market currency rates, and liquidity.

Item 4. Controls and Procedures:
a.	Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 (c)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

b.	Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
MARCH 1, 2003
(Dollars in thousands except share and per share data)

Safe-harbor, forward-looking statements:
The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•     competitive conditions in the home furnishings industry

•     general economic conditions that are less favorable than expected
•     overall consumer demand for home furnishings
•     timing and number of new BFD openings and closings
•     not fully realizing cost reductions through restructurings
•     the profitability of BFD licensees and Company owned BFD’s
•     cost and availability of raw materials and labor
•     effectiveness of marketing and advertising campaigns
•     future tax legislation, or regulatory or judicial positions related to COLI
•     information and technology advances
•     ability to execute new global sourcing strategies
•     performance of the Company’s investment portfolio

PART II — OTHER INFORMATION
BASSETT FURNITURE INDUSTRIES INC. AND SUBSIDIARIES
MARCH 1, 2003

Item 4. Submission of matters to a vote of security holders:
The stockholders were asked to vote on two proposals at the Annual Meeting of Stockholders held on March 25, 2003; (1) election of nine directors, (2) ratification of selection of Ernst & Young LLP as independent public accountants.

The results of the votes by the stockholders were as follows:

(1)  Election of Directors

	Voted For	Withheld

Peter W. Brown, M.D.	9,917,245	306,209
Willie D. Davis	9,911,169	312,285
Alan T. Dickson	10,156,692	66,762
Paul Fulton	10,151,210	72,244
Michael E. Murphy	10,156,080	67,374
Dale C. Pond	9,917,334	306,120
Robert H. Spilman, Jr.	10,125,344	98,110
David A. Stonecipher	10,157,130	66,324

(2)  Ratification of Ernst & Young LLP as independent public accountants:
Voted for – 10,180,498; against – 32,975; abstained and broker non votes – 9,980

Item 5. Other Information:
None.

Item 6.
a.	Exhibits:
Exhibit 99a – Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99b – Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
b.	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ ROBERT H. SPILMAN, JR. Robert H. Spilman, Jr., President and Chief Executive Officer April 10, 2003

/s/ BARRY C. SAFRIT Barry C. Safrit, Vice President and Chief Financial Officer April 10, 2003

CERTIFICATIONS

I, Robert H. Spilman, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bassett Furniture Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 10, 2003

/s/ ROBERT H. SPILMAN, JR. Robert H. Spilman, Jr. President, Chief Executive Officer

CERTIFICATIONS

I, Barry C. Safrit, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bassett Furniture Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 10, 2003

/s/ BARRY C. SAFRIT Barry C. Safrit Vice President, Chief Financial Officer