Form 10-Q
period 2003-05-31
BASSETT FURNITURE INDUSTRIES INC
filed 2003-07-14
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

At July 11, 2003, 11,604,691 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM		PAGE
	PART I - FINANCIAL INFORMATION

1.	Financial Statements as of May 31, 2003 (unaudited) and November 30, 2002 and for the three and six months ended May 31, 2003 (unaudited) and June 1, 2002 (unaudited)

	Condensed Consolidated Statements of Operations and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

3.	Quantitative and Qualitative Disclosures About Market Risk	21

4.	Controls and Procedures	22

	PART II - OTHER INFORMATION

4.	Submission of Matters to a Vote of Security Holders	24

5.	Other Information	24

6.	Exhibits and Reports on Form 8-K	24

	Signatures	25

	Certification of Principal Executive Officer and Principal Financial Officer as Required by Section 302 of the Sarbanes-Oxley Act of 2002	26

2 of 29

PART I - FINANCIAL INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED MAY 31, 2003, AND JUNE 1, 2002 – UNAUDITED

(In thousands except per share data)

Item 1.	Financial Statements

	Six Months Ended		Quarter Ended
	26 Weeks	27 Weeks	13 Weeks	13 Weeks
	May 31, 2003	June 1, 2002	May 31, 2003	June 1, 2002
Net sales	$144,811	$165,692	$71,529	$80,904
Cost of sales	113,842	130,515	56,398	62,455

Gross profit	30,969	35,177	15,131	18,449

Selling, general and administrative	30,720	29,548	15,409	15,820
Restructuring and impaired fixed asset charges	3,200	—	—	—

Operating income (loss)	(2,951)	5,629	(278)	2,629

Other income, net	2,483	2,765	1,657	1,544

Income (loss) before income taxes	(468)	8,394	1,379	4,173

Benefit (provision) for income taxes	331	(2,602)	(186)	(1,293)

Net income (loss)	$(137)	$5,792	$1,193	$2,880

Retained earnings-beginning of period	169,789	173,011	165,590	173,601
Cash dividends	(4,634)	(4,689)	(2,316)	(2,346)
Share repurchases, net	(522)	160	29	139

Retained earnings-end of period	$164,496	$174,274	$164,496	$174,274

Basic earnings (loss) per share	$(0.01)	$0.50	$0.10	$0.25

Diluted earnings (loss) per share	$(0.01)	$0.49	$0.10	$0.24

Dividends per share	$0.40	$0.40	$0.20	$0.20

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 31, 2003 AND NOVEMBER 30, 2002

(In thousands)

	(Unaudited)
	May 31, 2003	November 30, 2002
Assets
Current assets
Cash and cash equivalents	$4,989	$1,371
Accounts receivable, net	45,037	44,806
Inventories	45,166	43,449
Refundable income taxes	767	2,924
Deferred income taxes	3,600	3,600
Other current assets	6,797	6,816

Total current assets	106,356	102,966

Property and equipment
Cost	214,407	227,385
Less accumulated depreciation	127,693	136,843

Total property and equipment	86,714	90,542

Other assets
Investments	60,881	63,248
Investments in unconsolidated affiliated companies	4,200	4,383
Deferred income taxes	2,244	3,454
Notes receivable, net	17,992	18,761
Other, net	7,048	7,526

Total other assets	92,365	97,372

Total assets	$285,435	$290,880

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,981	$17,738
Accrued liabilities	18,881	16,406

Total current liabilities	30,862	34,144

Long-term liabilities
Employee benefits	10,039	10,152
Long-term debt	7,000	3,000
Distributions in excess of affiliate earnings	13,142	13,941

Total long-term liabilities	30,181	27,093

Stockholders’ Equity
Common stock	58,011	58,303
Retained earnings	164,496	169,789
Accumulated other comprehensive income - unrealized holding gains, net of income tax effect	1,885	1,551

Total stockholders’ equity	224,392	229,643

Total liabilities and stockholders’ equity	$285,435	$290,880

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 31, 2003 AND JUNE 1, 2002 – UNAUDITED

(In thousands)

	May 31, 2003 26 Weeks	June 1, 2002 27 Weeks
Net income (loss)	$(137)	$5,792
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,301	5,085
Equity in undistributed income of investments	(3,723)	(4,096)
Provision for writedown of property and equipment	1,530	—
Net gain from sales of property and equipment	(106)	—
Net gain from sales of investment securtities	(14)	(302)
Compensation earned under restricted stock plan	—	90
Deferred income taxes	(331)	2,602
Changes in employee benefit liabilities	(113)	(115)
Changes in operating assets and liabilities:
Accounts receivable	(231)	6,305
Inventories	(1,697)	(2,382)
Refundable income taxes	3,511	—
Other current assets	19	6,550
Accounts payable and accrued liabilities	(3,282)	(5,308)

Net cash provided by operating activities	727	14,221

Investing activities:
Purchases of property and equipment	(3,269)	(4,346)
Proceeds from sales of property and equipment	372	—
Proceeds from sales of investment securities	17,000	654
Purchases of investment securities	(12,000)	—
Dividends from affiliated companies	1,875	5,343
Investments in unconsolidated affiliated companies	—	(2,118)
Other, net	361	(665)

Net cash provided by (used in) investing activities	4,339	(1,132)

Financing activities:
Borrowings (repayments) of long-term debt	4,000	(8,671)
Issuance of common stock	110	249
Repurchases of common stock	(924)	—
Cash dividends	(4,634)	(4,689)

Net cash used in financing activities	(1,448)	(13,111)

Net change in cash and cash equivalents	3,618	(22)
Cash and cash equivalents, beginning of period	1,371	5,347

Cash and cash equivalents, end of period	$4,989	$5,325

5 of 29

BASSETT FURNITURE INDUSTRIES INCORPORATED. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2003

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

Note B. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and six months ended May 31, 2003 are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2002.

Certain amounts in the 2002 financial statements have been reclassified to more closely conform with the 2003 presentation. The Company’s 2002 fiscal year contained 53 weeks, resulting in 27 weeks for the first half of 2002.

Note C. Inventories:

Inventories are valued at the lower of cost or market. Cost is determined for wholesale domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories and retail inventories are determined using the first-in, first-out (FIFO) method.

	May 31, 2003	November 30, 2002
Finished goods	$36,538	$35,492
Work in process	2,323	3,424
Raw materials and supplies	20,803	19,362
Retail merchandise	3,602	3,271

Total inventories on FIFO method	63,266	61,549
LIFO adjustment	(18,100)	(18,100)

Total inventories, net	$45,166	$43,449

6 of 29

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2003

(Dollars in thousands except share and per share data)

Note D. Investments in Unconsolidated Affiliated Companies:

International Home Furnishings Center:

The International Home Furnishings Center (“IHFC”) owns and leases showroom floor space in High Point, North Carolina. The Company owned 46.9% of IHFC at May 31, 2003 and June 1, 2002 and accounts for the investment using the equity method since the Company does not maintain operating control of IHFC. The Company’s investment reflects a credit balance of $13,142 and $13,941 at May 31, 2003 and November 30, 2002, respectively, and is reflected in the liabilities section in the accompanying consolidated balance sheets as “distributions in excess of affiliate earnings”. These distributions were in the form of dividends and during 2001, IHFC refinanced its real estate which resulted in an unusually large dividend paid to owners. Management has concluded, based on the leases that tenants must sign with IHFC and based on historical earnings that IHFC will generate future earnings in excess of the amounts recorded in the accompanying balance sheets. Based on current and expected future earnings of IHFC, management believes the market value of this property to be substantially greater than its current book value. The Company recorded income from IHFC of $2,674 and $1,569 in the first six months of 2003 and 2002, respectively, and $1,684 and $1,569 in the second quarter of 2003 and 2002, respectively. Additionally, the Company received dividends of $1,875 and $654 from IHFC in the first six months of 2003 and 2002, respectively.

Summarized combined income statement information for IHFC for the first six months of 2003 and 2002, respectively, is as follows:

	2003	2002
Revenue	$21,150	$20,519
Net income	5,707	5,491

LRG Furniture, LLC:

Effective November 28, 1999, the Company combined its eight retail stores with five stores owned and managed by a licensee and formed LRG Furniture, LLC (“LRG”). The Company retains a 51% ownership of the joint venture and accounts for the investment using the equity method since the Company does not maintain operating control of the joint venture. Upon adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities in the fourth quarter of 2003, the Company has preliminarily assessed that it will have to consolidate LRG into the consolidated financial statements.

Effective March 4, 2002, the Company finalized an agreement with LRG to purchase five stores in North Carolina and Virginia for net book value (which approximated $0). The Company’s recorded losses from LRG were ($871) and ($437) for the first six months of 2003 and 2002, respectively.

The Company had outstanding trade accounts receivable due from LRG of $6,118 and $4,257 as of May 31, 2003 and November 30, 2002, respectively. In addition the Company had unsecured notes receivable from LRG of $6,651 and $7,523 at May 31, 2003 and November 30, 2002, respectively. These unsecured notes receivable from LRG do not contain any financial covenants and are included in notes receivable in the accompanying consolidated balance sheets. Sales to LRG were $8,860 and $9,956 for the first six months of 2003 and 2002, respectively, and $4,118 and $4,143 for the second quarter of 2003 and 2002, respectively. These sales are at prices equal to normal selling prices to unrelated entities. In addition to accounts and notes receivable, the Company also has lease guarantees with LRG of $6,900 and $8,321 at May 31, 2003 and November 30, 2002, respectively. The LRG operating agreement has certain put and call options, beginning in fiscal 2007, with respect to the minority ownership interest.

Summarized financial information for LRG at May 31, 2003 and June 1, 2002 and for the six months then ended is as follows:

	2003	2002
Current assets	$8,250	$8,360
Non-current assets	1,538	1,563
Current liabilities	10,778	7,321
Long-term liabilities	13,048	14,280
Revenues	18,530	25,996
Net loss	(1,177)	(798)

7 of 29

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2003

(Dollars in thousands except share and per share data)

Note E. Long-term Debt

Subsequent to the end of the second quarter of 2003, the Company amended its revolving credit facility by extending the agreement two years to November 30, 2005, lowering the capacity to $50,000 and easing certain covenants. The facility remains secured by certain receivables and inventories of the Company.

Note F. Stock-Based Compensation:

The Company has elected to continue to account for stock options granted to employees and directors under APB Opinion No. 25 and is required to provide pro forma disclosures of what net income and earnings per share would have been had the Company adopted the fair value method for recognition purposes under SFAS No. 123.

For the six months and quarters ended May 31, 2003 and June 1, 2002, the effect on income per share would be as follows:

	For the Six Months Ended		For the Quarter Ended
	May 31, 2003	June 1, 2002	May 31, 2003	June 1, 2002
Net (loss) income:
As reported	$(137)	$5,792	$1,193	$2,880

Less: pro forma expense, net of tax, related to stock options	(196)	(307)	(77)	(169)

Pro forma net (loss) income	$(333)	$5,485	$1,116	$2,711
Earnings per share:
As reported
Basic	$(0.01)	$0.50	$0.10	$0.25
Diluted	(0.01)	0.49	0.10	0.24
Pro forma
Basic	(0.03)	0.47	0.10	0.23
Diluted	(0.03)	0.46	0.10	0.23

The pro forma results reflect amortization of the fair value of stock options over the vesting period.

Note G. Comprehensive Income:

For the quarters ended May 31, 2003 and June 1, 2002, total comprehensive income, net of tax, was $2,035 and $2,532, respectively. Included in total comprehensive income for each quarter was net income of $1,193 and $2,880, and unrealized holding gains (losses), net of tax, of $842 and ($348), respectively.

For the twenty-six weeks ended May 31, 2003 and the twenty-seven weeks ended June 1, 2002, total comprehensive income was $197 and $4,964, respectively. Included in total comprehensive income for the first six months was net income (loss) of ($137) and $5,792, and unrealized holding gains (losses), net of tax, of $334 and ($828), respectively.

8 of 29

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2003

(Dollars in thousands except share and per share data)

Note H. Restructuring, Impaired Fixed Assets and Other Unusual and Nonrecurring Charges:

During the first quarter of 2003, the Company announced that it would close its Dublin, Ga., wood manufacturing plant, included in the Wood segment, and consolidate production into its Bassett, Va., facility. Restructuring charges of $3,200 were accrued at the end of the first quarter of 2003 which primarily related to the closing of this facility. $1,530 of the $3,200 restructuring charge represents an estimate of the impaired asset write-down of the Dublin, Ga., facility. The remaining $1,670 represents severance and employee benefits for 320 employees associated with the closure of the plant and also additional headcount reductions at the corporate office. The annual depreciation related to this facility was approximately $325. The Company had $1,147 remaining in restructuring reserves as of May 31, 2003, and expects this amount to be paid out in fiscal 2003.

Included within property and equipment and accumulated depreciation in the accompanying consolidated balance sheets are the land and building formerly occupied by the Company’s California upholstery operation and the Dublin, Ga. wood manufacturing operation. Both of these facilities are held for sale and management anticipates them to be sold within the next twelve months. The net book values of the California and Dublin, Ga. facilities were approximately $1,100 and $1,500, respectively. Management anticipates no further losses related to these two plants and believes the carrying value of each plant is realizable.

Note I. Contingencies:

The Company is involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on the Company’s financial position or future results of operations, therefore no additional disclosures are required.

As part of the Company’s expansion strategy for its retail stores, Bassett has guaranteed certain lease obligations and construction loan obligations of licensee operators of the Bassett Furniture Direct program. Lease guarantees range from one to ten years. The Company was contingently liable under licensee lease obligation guarantees in the amount of $25,982 and $27,928 at May 31, 2003 and November 30, 2002, respectively.

The Company has also guaranteed loans from two banks to certain of its BFD dealers to finance initial inventory packages for those stores. The total contingent liability with respect to these loan guarantees as of May 31, 2003 and November 30, 2002 was $9,246 and $8,568 respectively.

Note J. Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Company’s consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for manditorily redeemable financial instruments of nonpublic entities. Management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Company’s consolidated results of operations or financial position.

9 of 29

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2003

(Dollars in thousands except share and per share data)

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 were effective for the Company in the first quarter of fiscal year 2003. FIN No. 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 has not be revised or restated to reflect the provisions of FIN No. 45. As part of the Company’s expansion strategy for its retail stores, Bassett guarantees certain lease obligations and construction loan obligations of licensee operators of the Bassett Furniture Direct program. The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated results of operations or financial position for those transactions entered into after December 31, 2002. See Note I.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity method investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 may require consolidation of variable interest entities, which were previously not consolidated. FIN No. 46 is effective for the Company in the fourth quarter of fiscal 2003 for entities created prior to February 1, 2003 and was effective in the first quarter of fiscal 2003 for entities created after January 31, 2003. The Company’s preliminary assessment is that LRG will be consolidated in the fourth quarter of 2003 although the Company has not determined the impact on the consolidated results of operations or its financial position. The Company has not finalized the complex analysis required by FIN No. 46 for any other affiliated entity, other than LRG, and therefore has not determined whether any other affiliated entity will need to be consolidated based on this Interpretation. Since January 31, 2003, the Company has not become involved with any entities determined to be variable interest entities.

10 of 29

BASSETT FURNITURE INDUSTRIES INCORPORATED. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2003

(Dollars in thousands except share and per share data)

Note K. Earnings per share:

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Earnings per share
For the twenty-six weeks ended May 31, 2003
Net loss available to common stockholders	$(137)	11,621,313	$(0.01)
Add effect of dilutive securities:
Options	—	—	—

Diluted (loss) per share	$(137)	11,621,313	$(0.01)

For the thirteen weeks ended May 31, 2003
Net income available to common stockholders	$1,193	11,599,900	$0.10
Add effect of dilutive securities:
Options	—	2,026	—

Diluted earnings per share	$1,193	11,601,926	$0.10

For the twenty-seven weeks ended June 1, 2002
Net loss available to common stockholders	$5,792	11,703,394	$0.50
Add effect of dilutive securities:
Options and restricted stock	—	136,298	(0.01)

Diluted earnings per share	$5,792	11,839,692	$0.49

For the thirteen weeks ended June 1, 2002
Net income available to common stockholders	$2,880	11,709,712	$0.25
Add effect of dilutive securities:
Options and restricted stock	—	230,282	(0.01)

Diluted earnings per share	$2,880	11,939,994	$0.24

Options to purchase 1.8 million and 2.0 million shares of common stock were outstanding during the first six months of 2003 and 2002, respectively, that could potentially dilute basic EPS in the future.

Common stock equivalent shares are excluded from the computations if their effect is anti-dilutive. The effect of stock options is not included in the diluted computation for periods in which a loss occurs because to do so would have been anti-dilutive.

11 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 31, 2003

(Dollars in thousands except share and per share data)

Note L Segment Information:

Segment information for the periods ended May 31, 2003 and June 1, 2002 was as follows:

For the twenty-six weeks ended May 31, 2003

	Wood	Imports	Upholstery	Other	Wholesale
Net sales	$65,548	$21,720	$49,345	$4,184	$140,797
Operating income (loss)	4,369	4,667	6,584	(14,325)	1,295
Depreciation and amortization	1,872	—	455	2,886	5,213
Capital expenditures	436	—	824	2,006	3,266

	Wholesale	Retail	Inter- Company Elimination	Restructuring	Consolidated
Net sales	$140,797	$8,183	$(4,169)	$—	$144,811
Operating income (loss)	1,295	(977)	(69)	(3,200)	(2,951)
Depreciation and amortization	5,213	88	—	—	5,301
Capital expenditures	3,266	3	—	—	3,269

For the thirteen weeks ended May 31, 2003

	Wood	Imports	Upholstery	Other	Wholesale
Net sales	$32,400	$10,568	$24,716	$1,990	$69,674
Operating income (loss)	1,963	2,200	3,211	(7,045)	329
Depreciation and amortization	1,048	—	227	1,279	2,554
Capital expenditures	138	—	522	806	1,466

	Wholesale	Retail	Inter- Company Elimination	Restructuring	Consolidated
Net sales	$69,674	$3,794	$(1,939)	$—	$71,529
Operating income (loss)	329	(607)	—	—	(278)
Depreciation and amortization	2,554	44	—	—	2,598
Capital expenditures	1,466	2	—	—	1,468

12 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 31, 2003

(Dollars in thousands except share and per share data)

For the twenty-seven weeks ended June 1, 2002

	Wood	Imports	Upholstery	Other	Wholesale
Net sales	$84,700	$19,542	$54,169	$4,212	$162,623
Operating income (loss)	9,835	4,492	7,174	(15,413)	6,088
Depreciation and amortization	1,813	—	465	2,763	5,041
Capital expenditures	1,082	—	396	2,868	4,346

	Wholesale	Retail	Inter- Company Elimination	Restructuring	Consolidated
Net sales	$162,623	$5,606	$(2,537)	$—	$165,692
Operating income (loss)	6,088	(459)	—	—	5,629
Depreciation and amortization	5,041	44	—	—	5,085
Capital expenditures	4,346	—	—	—	4,346

For the thirteen weeks ended June 1, 2002

	Wood	Imports	Upholstery	Other	Wholesale
Net sales	$40,188	$10,187	$25,849	$2,016	$78,240
Operating income (loss)	4,633	2,484	3,395	(7,505)	3,007
Depreciation and amortization	845	—	227	1,358	2,430
Capital expenditures	519	—	217	2,414	3,150

	Wholesale	Retail	Inter- Company Elimination	Restructuring	Consolidated
Net sales	$78,240	$5,200	$(2,536)	$—	$80,904
Operating income (loss)	3,007	(378)	—	—	2,629
Depreciation and amortization	2,430	44	—	—	2,474
Capital expenditures	3,150	—	—	—	3,150

The Company’s primary business is wholesale home furnishings. The wholesale home furnishings business is involved principally in the design, manufacture, sale and distribution of furniture products to a network of independently-owned stores and stores owned by the Company and affiliates of the Company. The wood segment is engaged in the manufacture and sale of wood furniture to independent and affiliated retailers. The upholstery segment is involved in the manufacture and sale of upholstered frames and cut upholstery items having a variety of frame and fabric options. The import segment sources product principally from Asia and sells these products to independent and affiliated retailers. The Company’s other business segment consists of other corporate support functions, including certain selling, general and administrative expenses and a contemporary furniture business. The retail segment consists of six corporately owned retail stores in Virginia and North Carolina. Inter-company elimination reflects the embedded wholesale revenue and profit in the Company-owned store inventory that has not been realized. Operating income by business segment is defined as sales less direct operating costs and expenses.

13 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 31, 2003

(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Bassett Furniture Industries Incorporated, based in Bassett, Va., is a leading manufacturer and marketer of branded home furnishings. Bassett’s products, designed to provide quality, style and value, are sold through Bassett Furniture Direct(TM) stores, @t Home with Bassett(R) galleries, and other furniture and department stores.

The Bassett Furniture Direct (BFD) store program, which began in 1997, entailed not only the creation of a new prototype store, but also includes an internal, cultural transformation aimed at re-focusing company practices and strategies to the ultimate end user, the consumer. The strategy also focused on re-styling the Bassett lines and suites with accessories. Bassett Furniture Direct acts as both a furniture design center and a moderate price point leader - two characteristics that combined with custom product and quick delivery offer the Company a unique selling proposition in the furniture industry.

The furniture industry continues to experience rapid change. The change has been precipitated by both the growth of imported furniture (which has included downward pressure on retail prices) and the consolidation and elimination of traditional channels of distribution. The Company has embraced these changes through its BFD program and by reducing its domestic production of product that can be more efficiently sourced overseas. The Company strives to provide its customers with home furnishings at competitive prices and, with that goal in mind, will continue to evaluate the cost effectiveness of domestic production on a product by product basis. The Company also is continuing its focus on the BFD distribution channel. Continual improvements to the retail program are being made through improved product, new advertising and better delivery, service and training. The Company expects to open between 18 and 24 new stores per year over the next several years. The Company believes that overall operating margins will continue to be positively impacted through its efforts to reengineer manufacturing processes and source more product overseas.

Management intends to execute these strategies in such a way as to preserve the Company’s investments while simultaneously minimizing the need for borrowed funds. Maintenance of a strong balance sheet is a stated management goal. These strategies entail key business risks, including the realization of inventories and receivables and the coverage of potential contingent liabilities, for which management believes adequate reserves have been established.

Two key components of the Company’s balance sheet are the Company’s investments in IHFC (Note D) and the Bassett Industries Alternative Asset Fund (BIAAF), a limited partnership (See Item 3, Market Risk, for a discussion on BIAAF.)

14 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 31, 2003

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which requires that certain estimates and assumptions be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in valuing these estimates and may, as warranted, solicit external advice. Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company’s consolidated financial statements.

Impairment of Long-Lived Assets - The Company periodically evaluates whether events or circumstances have occurred that indicate long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of its cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test.

Allowance for Accounts and Notes Receivable - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts and notes receivable in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

Inventories - Inventories (finished goods, work in process and raw materials) are stated at the lower of cost or market. Cost is determined for wholesale domestic furniture inventories using the last-in, first-out method. The cost of imported and retail inventories is determined on a first-in, first-out basis. The Company estimates an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Revenue Recognition - Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This generally occurs upon the shipment of goods to independent dealers or, in the case of Bassett-owned retail stores, upon delivery to the customer. Terms offered by the Company vary from 30 to 60 days. An estimate for returns and allowances has been provided in recorded sales.

15 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 31, 2003

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Business Insurance Reserves - The Company has insurance programs in place to cover workers’ compensation and health insurance claims. The insurance programs, which are funded through self-insured retention, are subject to various stop-loss limitations and re-insured through a captive insurance program. The Company accrues estimated losses using historical loss experience. Although management believes that the insurance reserves are adequate, the reserve estimates are based on historical experience, which may not be indicative of current and future losses. The Company adjusts insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.

Other Loss Reserves - The Company has a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability, litigation, restructuring charges, and the recoverability of deferred income tax benefits. Establishing loss reserves for these matters requires management’s estimate and judgment with regard to maximum risk exposure and ultimate liability or realization. As a result, these estimates are often developed with the Company’s counsel, or other appropriate advisors, and are based on management’s current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcome of these issues or the possibilities of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

Results of Operations – Periods ended May 31, 2003 compared with periods ended June 1, 2002

In the first six months of 2003 the Company reported $144,811 in net sales, a decrease of 12.6% from $165,692 reported for the first six months of 2002. Sales for the second quarter of 2003 decreased by $9,375, or 11.6%, compared to sales for the second quarter of 2002. These decreases were due to overall soft retail conditions, a significant sales decrease with JCPenney and the inclusion of an additional week in the first quarter of 2002 associated with the 53 week 2002 fiscal year. Sales to JCPenney were $6,641 for the first six months of 2003 as compared to $16,132 for the first six months of 2002. Management estimates any continued attrition in sales to JCPenney will be more than offset in 2004 and thereafter by increased sales through the BFD sales channel due to planned store openings. JCPenney is the only such remaining major customer whose attrition could significantly impact the Company’s growth. There are $8,183 and $5,606 of net retail sales included in the six months ended May 31, 2003 and June 1, 2002, respectively, related to the six company owned BFD stores acquired by the Company at the beginning of the second quarter of 2002.

The Company has continued its drive to open BFD stores. The Company had 93 and 71 BFD stores in operation at May 31, 2003 and June 1, 2002, respectively. These stores accounted for 52% and 45% of total sales for the six months of 2003 and 2002, respectively, and for 52% and 45% of total sales for the second quarter of 2003 and 2002, respectively.

16 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 31, 2003

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross margin; selling, general and administrative (S,G&A) expenses; and operating income (loss) as a percentage of net sales were as follows for the periods ended May 31, 2003, and June 1, 2002:

	For the Six Months Ended		For the Quarter Ended
	May 31, 2003	June 1, 2002	May 31, 2003	June 1, 2002
Gross margin	21.4%	21.2%	21.2%	22.8%
Restructuring and impaired fixed asset charges	2.2%	—	—	—
S,G&A	21.2%	17.8%	21.5%	19.6%
Operating income (loss)	(0.2)%	3.4%	(0.4)%	3.2%

Gross margin declined for the quarter due to reduced sales volume and related under-utilization of wood manufacturing plants, and continued inefficiencies associated with the transition of production from the Dublin, Ga. plant to a plant in Bassett, Va. The Upholstery and Import divisions experienced slightly improved and flat margins, respectively, in the second quarter. Gross margin for the six-month period remained consistent with the same period of the prior year, as a result of decreased margins for the Wood division being offset by slightly increased margins for the Upholstery and Import divisions.

During the first quarter of 2003, the Company announced that it would close its Dublin, Ga., wood manufacturing plant, included in the Wood segment, and consolidate production into its Bassett, Va., facility. Restructuring charges of $3,200 were accrued at the end of the quarter which primarily related to the closing of this facility. $1,530 of the $3,200 restructuring charge represents an estimate of the impaired asset write-down of the Dublin, Ga., facility. The remaining $1,670 represents severance and employee benefits for 320 employees associated with the closure of the plant and also additional headcount reductions at the corporate office.

S,G&A expenses were 21.2% of sales for the first six months of 2003 and 21.5% for the second quarter of 2003 compared to 17.8% and 19.6% for the first six months and second quarter of 2002, respectively. The inclusion of retail results for 2003 for the six Company owned BFD stores, acquired in March 2002, resulted in an increase of 2.8% for the first six months over what was incurred on a manufacturing basis. The remaining 0.6% increase as a percentage of sales from 2002 to 2003 was primarily a result of decreased sales volume. The Company’s total S,G&A spending decreased from $15,820 in the second quarter of 2002 to $15,409 for the second quarter of 2003 primarily due to a reduction in discretionary spending. The Company continues to closely monitor discretionary spending and adjust such expenses to match current sales demands.

Other income was $1,657 for the second quarter of 2003, compared to $1,544 for the second quarter of 2002. The increase from the prior year period was primarily attributable to better results from IHFC and the Bassett Industries Alternative Asset Fund, offset by slightly higher losses from LRG. For the six months ended May 31, 2003, other income decreased by $282 as compared to the six months ended June 1, 2002, as a result of larger losses from LRG offset by higher amounts of interest income. Included in other income are the Company’s regular investment earnings, earnings or losses from its equity in undistributed income of unconsolidated affiliated companies, and interest expense. Other income is expected to continue to be an integral component of the Company’s future earnings.

The effective tax rate was 13% and 31% in the second quarter of 2003 and 2002, respectively. The effective tax rate for the second quarter of 2003 is significantly lower than for the same period in the prior year due to a settlement with the IRS regarding the non-deductibility of interest expense on loans associated with the Company’s corporate-owned life insurance plan (“COLI” plan). The Company reversed certain reserves in the second quarter of 2003 related to this settlement. The effective tax rates for 2003 and 2002 are lower than the statutory federal income tax rate due principally to dividend received deductions from the Company’s investment in IHFC and the COLI settlement.

17 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 31, 2003

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the quarter ended May 31, 2003, net income was $1,193 or $.10 per diluted share, compared to net income of $2,880 or $0.24 per diluted share for the second quarter ended June 1, 2002. Year-to-date loss for the first six months of 2003 was ($137) or ($.01) per diluted share compared to income of $5,792 or $.49 per diluted share for the same period in 2002.

Segment Information

The following is a discussion of operating results for each of Bassett’s business segments. The Company’s corporate spending is not allocated to the Company’s operating business segments but is included in the “other” category to reconcile segment information to the consolidated financial statements.

	For the Six Months Ended		Quarter Ended
	May 31, 2003	June 1, 2002	May 31, 2003	June 1, 2002
Wood Division
Net sales	$65,548	$84,700	$32,400	$40,188
Contribution to profit and overhead	$4,369	$9,835	$1,963	$4,633

Wood Division net sales decreased in the first six months and the second quarter of 2003 from levels attained in 2002 periods due to the continued erosion of department store sales and the overall soft retail furniture environment. Shipments to BFD stores for the six-month period remained flat as compared to the same period of 2002. In an effort to improve sales and margins in this segment, the Company is introducing new products, opening more BFD and @tHome stores, repositioning the division through cost reduction initiatives, as well as improving product styling, quality and service. The Dublin, Ga. wood manufacturing plant was closed in the second quarter of 2003 in response to declining demand and its remaining production is being consolidated to a plant in Bassett, Va.

Contribution to profit and overhead is defined by the Company as gross profit less direct divisional operating expenses, but excluding any allocation of corporate overhead expenses, interest expense, or income taxes. Wood Division contribution to profit and overhead decreased significantly from 2002 (6.7% of sales for the first six months of 2003 as compared to 11.6% of sales for the same period of 2002) principally as a result of the 22.6% decline in sales for the first six months. Additionally, costs associated with the shutdown and transfer of production of the Dublin, Ga. facility significantly impacted contribution from the wood division for the quarter and six months ended May 31, 2003. Sales improvement (if realized), complete implementation of cost cutting initiatives and consolidation of wood manufacturing production are expected to improve operating results for this division in subsequent quarters.

18 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 31, 2003

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	For the Six Months Ended		Quarter Ended
	May 31, 2003	June 1, 2002	May 31, 2003	June 1, 2002
Import Division
Net sales	$21,720	$19,542	$10,568	$10,187
Contribution to profit and overhead	$4,667	$4,492	$2,200	$2,484

Net sales for the Import Division increased 3.7% in the second quarter of 2003 compared to the second quarter of 2002 and 11.1% in a year over year comparison. The Company expects the sales of this segment to continue to increase, which should, in turn, have a positive impact on the Company’s overall margin position. The division has benefited from the Company’s decision to outsource certain wood furniture previously manufactured domestically. Notable among the wood furniture now imported are two bedroom groups, occasional tables and cribs. The products of the Import Division will continue to supplement the product offerings of the other divisions, as well as include complete suites of bedroom and dining room furniture.

Import Division contribution to profit and overhead decreased from 24.4% of net sales in the second quarter of 2002 to 20.8% of net sales in 2003 due to more competitively priced product being sold and increased overhead allocated to this division in 2003. The expected sales growth of this segment requires the Company to focus more attention on forecasting and purchasing practices, inventory management, logistics and quality.

	For the Six Months Ended		Quarter Ended
	May 31, 2003	June 1, 2002	May 31, 2003	June 1, 2002
Upholstery Division
Net sales	$49,345	$54,169	$24,716	$25,849
Contribution to profit and overhead	$6,584	$7,174	$3,211	$3,395

Net sales for the Upholstery Division decreased by 4.4% for the second quarter of 2003 compared to the second quarter of 2002 and 8.9% in a year over year first six months’ comparison. The decreases are reflective of the decline in sales to JCPenney as well as the overall soft retail furniture environment in the second quarter and first six months of 2003. The Division’s product offerings have been bolstered by products with more contemporary styling at better price points. The Company has also implemented a quick ship delivery program for certain dealers that guarantees delivery of furniture to the customer within thirty days. The Company is focusing upholstery distribution to its BFD stores, its @tHome with Bassett galleries, and several other major customers.

Contribution to profit and overhead decreased from 13.1% of net sales for the second quarter of 2002 to 13.0% of net sales for the second quarter of 2003. The decrease was modest despite lower production volume because of the division’s continued efforts to control labor and overhead spending, the decision to exit certain distribution channels, introduction of new products and the implementation of several operational initiatives. These include more cellular manufacturing and investments in new cutting and sewing equipment.

19 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED. AND SUBSIDIARIES

MAY 31, 2003

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	For the Six Months Ended		Quarter Ended
	May 31, 2003	June 1, 2002	May 31, 2003	June 1, 2002
Retail Division
Net sales	$8,183	$5,606	$3,794	$5,200
Contribution to profit and overhead	$(977)	$(459)	$(607)	$(378)

Results shown for this division in the first six months of 2002 reflect only one store (Hickory, N.C.) for the first quarter of 2002 and six stores for the second quarter of 2002, as the Company acquired five BFD stores in North Carolina and Virginia from its affiliate LRG in March of 2002. Results for the first six months of 2003 reflect six stores. The Company purchased the stores for net book value, which approximated $0 at the time of acquisition. Management has initiated efforts to reduce store payroll costs, advertising and warehouse and delivery costs. These initiatives should improve profitability during the second half of 2003.

Liquidity and Capital Resources

The current ratio as of May 31, 2003, and November 30, 2002, respectively, was 3.45 to 1 and 3.02 to 1. Working capital at May 31, 2003 was $75,494 compared to $68,822 at November 30, 2002. Cash provided by operating activities was $727 for the six months ended May 31, 2003, compared to cash provided by operating activities of $14,221 for the six months ended June 1, 2002. The Company’s accounts receivable levels increased slightly as past due amounts increased with LRG and one other licensee. These increases were offset by reduced sales volume due to generally poor economic conditions. Inventories increased by $1,697 during the first six months of 2003, reflecting the growth of the import finished goods inventories as well as increased import component inventories. The Company received two income tax refunds totaling $3,511 related to the settlement of the COLI and a refund of overpayments related to the 2001 tax return during the second quarter of 2003. The Company continues its efforts to efficiently manage working capital. Some of these initiatives include better planning and forecasting, improved purchasing practices, discounting of slow-moving inventories, and more effective collection efforts.

The Company invested $3,269 in property and equipment in the first six months of 2003 for retail real estate, computer-related equipment for information systems, and various manufacturing equipment. Dividends from the Company’s equity investments have totaled $1,875 for the first six months of fiscal 2003. During the first six months of 2002, the Company expended $1,518 to increase its ownership interest in the International Home Furnishings Center (IHFC) and $600 to take an equity interest in a licensee operator developing BFD stores in New England.

As part of management’s on-going review of investment strategies, during the first quarter of 2003, the Company reallocated funds within the Bassett Industries Alternative Asset Fund (BIAAF) in addition to liquidating $17,000 of this investment. Management then re-invested $12,000 with a different money manager principally in treasuries and corporate bonds. These marketable securities are classified as investments in the accompanying consolidated balance sheet.

During the first six months of 2002, the Company repaid $8,671 of its revolving credit facility bringing the balance at June 1, 2002 to $0. During the second six months of 2002, the Company borrowed $3,000 on this facility, bringing the balance at November 30, 2002 to $3,000. During the first six months of 2003 the Company borrowed an additional $4,000 on this facility, to bring the balance of long-term debt outstanding at the end of the second quarter of 2003 to $7,000. Subsequent to the end of the quarter, the Company amended its credit facility by extending the agreement two years, lowering the capacity to $50,000 and easing certain covenants.

20 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED. AND SUBSIDIARIES

MAY 31, 2003

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company purchased and retired 69,278 shares of its Common Stock for $924 during the first six months of 2003. These purchases were part of the Company’s stock repurchase program, approved in fiscal 1998, which allows the Company to repurchase up to $40,000 in Company stock. There was $11,000 remaining under the stock repurchase program at May 31, 2003. Issuance of shares of Common Stock in 2003 and 2002 related principally to the Company’s Employee Stock Purchase Program. Dividends in the amount of $.40 per share were paid in the first six months of 2003 and 2002.

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

Contingencies

The Company is involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on the Company’s financial position or future results of operations, therefore no additional disclosures are required.

As part of the Company’s expansion strategy for its retail stores, Bassett has guaranteed certain lease obligations and construction loan obligations of licensee operators of the Bassett Furniture Direct program. Lease guarantees range from one to ten years. The Company was contingently liable under licensee lease obligation guarantees in the amount of $25,982 and $27,928 at May 31, 2003 and November 30, 2002, respectively.

The Company has also guaranteed loans from two banks to certain of its BFD dealers to finance initial inventory packages for those stores. The total contingent liability with respect to these loan guarantees as of May 31, 2003 and November 30, 2002 was $9,246 and $8,568, respectively.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk:

The Company is exposed to market risk for changes in market prices of its various types of investments. The Company’s investments include both equity and fixed income securities and an alternative asset investment partnership. The Company does not use these securities for trading purposes.

The Company’s marketable securities portfolio, which totaled $18,628 at May 31, 2003, is diversified among U.S. government treasury bonds, corporate bonds and twenty different medium to large capitalization equity interests. Although there are no short-term maturity dates for the Company’s equity investments, management has plans to liquidate its current equity portfolio on a scheduled basis over the next three years.

21 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED. AND SUBSIDIARIES

MAY 31, 2003

(Dollars in thousands except share and per share data)

The Bassett Industries Alternative Asset Fund L.P (BIAAF) was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (General Partner) of BIAAF. The Company and General Partner are currently the only two partners. The objective of BIAAF is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In addition, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. The Company’s investment in BIAAF, which totaled $42,252 at May 31, 2003, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest, market currency rates, and liquidity. The Company accounts for the investments by marking them to market value each month based on the net asset values provided by BIAAF’s general partner.

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

22 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 31, 2003

(Dollars in thousands except share and per share data)

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Management’s discussion and analysis of financial condition and results of operations and other sections of this quarterly report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•	competitive conditions in the home furnishings industry

•	general economic conditions that are less favorable than expected

•	overall consumer demand for home furnishings

•	timing and number of new BFD openings and closings

•	not fully realizing cost reductions through restructurings

•	the profitability of licensed and Company-owned BFD stores

•	cost and availability of raw materials and labor

•	effectiveness of marketing and advertising campaigns

•	future tax legislation, or regulatory or judicial positions

•	information and technology advances

•	ability to execute new global sourcing strategies

•	performance of the Company’s investment portfolio

23 of 29

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 31, 2003

Item 4.    Submission of matters to a vote of security holders:

Information regarding results of voting at the Annual Meeting of Stockholders held on March 25, 2003 was provided in

Form 10-Q for the first quarter of 2003 ended March 1, 2003.

Item 5.    Other Information:

None.

Item 6.

a.	Exhibits:

Exhibit 4 – $50 million Amended and Restated Credit Agreement dated July 10, 2003 with Branch Banking and Trust Company.

Exhibit 99a – Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99b – Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated June 30, 2003, containing a press release communicating the Company’s operating results for the six months and quarter ended May 31, 2003 and its financial position at May 31, 2003.

On July 10, 2003, the Company filed a Current Report on Form 8-K containing the audited financial statements of the Bassett Industries Alternative Asset Fund L.P. as of December 31, 2002.

24 of 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ ROBERT H. SPILMAN, JR.
Robert H. Spilman, Jr., President and Chief Executive Officer

July 14, 2003

/s/ BARRY C. SAFRIT
Barry C. Safrit, Vice President and Chief Financial Officer

July 14, 2003

25 of 29

CERTIFICATIONS

I, Robert H. Spilman, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bassett Furniture Industries, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 14, 2003

/s/ ROBERT H. SPILMAN, JR.
Robert H. Spilman, Jr. President and Chief Executive Officer

26 of 29

CERTIFICATIONS

I, Barry C. Safrit, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bassett Furniture Industries, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 14, 2003

/s/ BARRY C. SAFRIT
Barry C. Safrit Vice President, Chief Financial Officer

27 of 29