Form 10-Q
period 2003-08-30
BASSETT FURNITURE INDUSTRIES INC
filed 2003-10-09
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2003

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

At October 9, 2003, 11,593,365 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 30

PART I—FINANCIAL INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED AUGUST 30, 2003, AND AUGUST 31, 2002 – UNAUDITED

(In thousands except per share data)

Item 1.	Financial Statements

	Nine Months Ended		Quarter Ended
	39 Weeks	40 Weeks	13 Weeks	13 Weeks
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Net sales	$219,245	$244,059	$74,434	$78,367
Cost of sales	172,639	192,298	58,797	61,783

Gross profit	46,606	51,761	15,637	16,584
Selling, general and administrative	45,757	45,020	15,037	15,472
Restructuring and impaired fixed asset charges	3,200	1,251	—	1,251

Operating income (loss)	(2,351)	5,490	600	(139)
Other income (loss), net	3,772	1,817	1,289	(948)

Income (loss) before income taxes	1,421	7,307	1,889	(1,087)
Benefit (provision) for income taxes	(1)	(2,233)	(332)	369

Net income (loss)	$1,420	$5,074	$1,557	$(718)
Retained earnings-beginning of period	169,789	173,011	164,496	174,274
Cash dividends	(6,947)	(7,030)	(2,313)	(2,341)
Share repurchases, net	(658)	(74)	(136)	(234)

Retained earnings-end of period	$163,604	$170,981	$163,604	$170,981

Basic earnings (loss) per share	$0.12	$0.43	$0.13	$(0.06)

Diluted earnings (loss) per share	$0.12	$0.43	$0.13	$(0.06)

Dividends per share	$0.60	$0.60	$0.20	$0.20

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 30

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 30, 2003 AND NOVEMBER 30, 2002

(In thousands)

	(Unaudited)
	August 30, 2003	November 30, 2002
Assets
Current assets
Cash and cash equivalents	$9,751	$1,371
Accounts receivable, net	47,055	44,806
Inventories	37,263	43,449
Refundable income taxes	—	2,924
Deferred income taxes	3,600	3,600
Net assets held for sale	2,244	4,394
Other current assets	3,238	6,816

Total current assets	103,151	107,360

Property and equipment
Cost	203,007	210,410
Less accumulated depreciation	120,362	124,262

Total property and equipment	82,645	86,148

Other assets
Investments	62,671	63,248
Investments in unconsolidated affiliated companies	4,419	4,383
Deferred income taxes	2,517	3,454
Notes receivable, net	15,949	18,761
Other, net	8,319	7,526

Total other assets	93,875	97,372

Total assets	$279,671	$290,880

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,418	$17,738
Accrued liabilities	17,474	16,406

Total current liabilities	30,892	34,144

Long-term liabilities
Employee benefits	9,983	10,152
Long-term debt	—	3,000
Distributions in excess of affiliate earnings	15,089	13,941

Total long-term liabilities	25,072	27,093

Stockholders’ Equity
Common stock	57,948	58,303
Retained earnings	163,604	169,789
Accumulated other comprehensive income – unrealized holding gains, net of income tax effect	2,155	1,551

Total stockholders’ equity	223,707	229,643

Total liabilities and stockholders’ equity	$279,671	$290,880

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 30

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

C ONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 30, 2003, AND AUGUST 31, 2002 – UNAUDITED

(In thousands)

	August 30, 2003 39 Weeks	August 31, 2002 40 Weeks
Net income	$1,420	$5,074
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,732	7,686
Equity in undistributed income of investments	(5,998)	(3,823)
Provision for writedown of property and equipment	1,530	—
Provision for writedown of notes receivable	1,500	—
Net gain from sales of property and equipment	(154)	—
Net gain from sales of investment securtities	(14)	(707)
Compensation earned under restricted stock plan	—	146
Deferred income taxes	1	2,117
Changes in employee benefit liabilities	(169)	(172)
Changes in operating assets and liabilities:
Accounts receivable	(2,249)	3,335
Inventories	6,186	(2,020)
Refundable income taxes	3,536	—
Other current assets	3,578	4,067
Accounts payable and accrued liabilities	(3,252)	(3,291)

Net cash provided by operating activities	13,647	12,412

Investing activities:
Purchases of property and equipment	(4,497)	(7,088)
Proceeds from sales of property and equipment	477	—
Proceeds from sales of investment securities	17,000	8,623
Purchases of investment securities	(12,000)	—
Dividends from affiliated companies	5,154	1,393
Investments in unconsolidated affiliated companies	—	(2,118)
Other, net	(441)	1,451

Net cash provided by investing activities	5,693	2,261

Financing activities:
Repayments of long-term debt	(3,000)	(8,671)
Issuance of common stock	178	321
Repurchases of common stock	(1,191)	(428)
Cash dividends	(6,947)	(7,030)

Net cash used in financing activities	(10,960)	(15,808)

Net change in cash and cash equivalents	8,380	(1,135)
Cash and cash equivalents, beginning of period	1,371	5,347

Cash and cash equivalents, end of period	$9,751	$4,212

5 of 30

BASSETT FURNITURE INDUSTRIES INCORPORATED. AND SUBSIDIARIES

NOTES T O CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 30, 2003

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

Note B. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and nine months ended August 30, 2003 are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2002.

Certain amounts in the 2002 financial statements have been reclassified to more closely conform with the 2003 presentation. The Company’s 2002 fiscal year contained 53 weeks, resulting in 40 weeks for the three quarters of 2002.

Note C. Inventories:

Inventories are valued at the lower of cost or market. Cost is determined for wholesale domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories and retail inventories are determined using the first-in, first-out (FIFO) method.

	August 30, 2003	November 30, 2002
Finished goods	$30,027	$35,492
Work in process	2,342	3,424
Raw materials and supplies	19,427	19,362
Retail merchandise	3,067	3,271

Total inventories on FIFO method	54,863	61,549
LIFO adjustment	(17,600)	(18,100)

Total inventories, net	$37,263	$43,449

6 of 30

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 30, 2003

(Dollars in thousands except share and per share data)

Note D. Net Assets Held For Sale:

During the fourth quarter of 2002, the Company closed its California upholstery plant and consolidated production in its two remaining upholstery plants in North Carolina. The recorded net book value of the real estate is approximately $1,104. The Company currently has a signed letter of intent from a potential buyer of the real estate, and expects the sale of the real estate to be completed either in the fourth quarter of 2003 or the first quarter of 2004 resulting in a gain upon disposition of the assets.

During the first quarter of 2003, the Company announced that it would close its Dublin, Ga., wood manufacturing plant, included in the Wood segment, and consolidate production into its Bassett, Va., facility. Restructuring charges of $3,200 were accrued at the end of the quarter which primarily related to the closing of this facility. $1,530 of the $3,200 restructuring charge represents an estimate of the impaired asset write-down of the Dublin, Ga., facility. The recorded net book value of the real estate is approximately $1,140. The Company currently has a signed letter of intent from a potential buyer of the real estate, and expects the sale of the real estate to be completed either in the fourth quarter of 2003 or the first quarter of 2004.

Note E. Investments in Unconsolidated Affiliated Companies:

International Home Furnishings Center:

The International Home Furnishings Center (“IHFC”) owns and leases showroom floor space in High Point, North Carolina. The Company owned 46.9% of IHFC at August 30, 2003 and August 31, 2002 and accounts for the investment using the equity method since the Company does not maintain operating control of IHFC. The Company’s investment reflects a credit balance of $15,089 and $13,941 at August 30, 2003 and November 30, 2002, respectively, and is reflected in the liabilities section in the accompanying consolidated balance sheets as “distributions in excess of affiliate earnings”. Management has concluded, based on the leases that tenants must sign with IHFC and based on historical earnings, that IHFC will generate future earnings in excess of the amounts recorded in the accompanying balance sheets. Based on current and expected future earnings of IHFC, management believes the market value of this property to be substantially greater than its current book value. The Company recorded income from IHFC of $4,005 and $4,004 in the first nine months of 2003 and 2002, respectively, and $1,332 and $1,432 in the third quarter of 2003 and 2002, respectively. Additionally, the Company received dividends of $5,154 and $5,622 from IHFC in the first nine months of 2003 and 2002, respectively. Summarized combined unaudited income statement information for IHFC for the first nine months of 2003 and 2002, respectively, is as follows:

	2003	2002
Revenue	$30,462	$29,656
Net income	8,551	8,548

7 of 30

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 30, 2003

(Dollars in thousands except share and per share data)

LRG Furniture, LLC:

The Company currently retains a 51% ownership of LRG Furniture, LLC (“LRG”) and accounts for the investment using the equity method since the Company does not maintain operating control of the joint venture. Remaining committed to the success of LRG, Bassett has reached an agreement in principle with the other members of LRG to recapitalize LRG’s balance sheet and restructure its operations. This agreement is expected to be finalized in the fourth quarter. As part of the recapitalization, the Company will convert certain notes receivable into an additional 29% ownership interest in LRG and obtain a level of control of the entity reflective of this additional ownership percentage. Beginning in the fourth quarter, the Company will no longer account for its LRG investment using the equity method but will consolidate LRG’s results and financial position into its consolidated results and financial position. As noted in Note K, the Company plans to adopt FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin (ARB) No. 51” (FIN 46). Consolidation of LRG will result in a non-cash one-time charge of approximately $4.4 million after tax in the fourth quarter.

The Company recorded its proportionate share of losses from LRG of ($1,543) and ($765) for the first nine months of 2003 and 2002, respectively. The Company had outstanding trade accounts receivable due from LRG of $6,792 and $4,257 as of August 30, 2003 and November 30, 2002, respectively. In addition the Company had net unsecured notes receivable from LRG of $4,478 and $7,523 at August 30, 2003 and November 30, 2002, respectively. During the first nine months of 2003, the Company recorded reserves of $1,500 against these notes receivable. These unsecured notes receivable from LRG do not contain any financial covenants and are included in notes receivable in the accompanying consolidated balance sheets. Sales to LRG were $13,049 and $14,402 for the first nine months of 2003 and 2002, respectively, and $4,190 and $4,446 for the third quarter of 2003 and 2002, respectively. These sales are at prices equal to normal selling prices to unrelated entities. In addition to accounts and notes receivable, the Company also has lease guarantees with LRG of $6,200 and $8,321 at August 30, 2003 and November 30, 2002, respectively. The LRG operating agreement has certain put and call options, beginning in fiscal 2007, with respect to the minority ownership interest.

Summarized financial information for LRG at August 30, 2003 and August 31, 2002 and for the nine months then ended is as follows:

	2003	2002
Current assets	$8,317	$6,538
Non-current assets	1,431	1,597
Current liabilities	11,528	6,496
Long-term liabilities	12,930	13,961
Revenues	27,719	35,135
Net loss	(1,849)	(1,442)

8 of 30

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 30, 2003

(Dollars in thousands except share and per share data)

Note F. Long-term Debt

During the quarter, the Company amended its revolving credit facility by extending the agreement two years to November 30, 2005, lowering the capacity to $50,000 and easing certain covenants. The facility remains secured by certain receivables and inventories of the Company.

Note G. Stock-Based Compensation:

The Company has elected to continue to account for stock options granted to employees and directors under APB Opinion No. 25 and is required to provide pro forma disclosures of what net income and earnings per share would have been had the Company adopted the fair value method for recognition purposes under SFAS No. 123.

For the nine months and quarters ended August 30, 2003 and August 31, 2002, the effect on earnings (loss) per share would be as follows:

	For the Nine Months Ended		For the Quarter Ended
Net income (loss):	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
As reported	$1,420	$5,074	$1,557	$(718)
Less: pro forma expense, net of tax, related to stock options	(308)	(403)	(112)	(166)

Pro forma net income (loss)	$1,112	$4,671	$1,445	$(884)
Earnings (loss) per share:
As reported
Basic	$0.12	$0.43	$0.13	$(0.06)
Diluted	0.12	0.43	0.13	(0.06)
Pro forma
Basic	0.10	0.40	0.12	(0.08)
Diluted	0.10	0.40	0.12	(0.08)

The pro forma results reflect amortization of the fair value of stock options over the vesting period.

Note H. Comprehensive income:

For the quarters ended August 30, 2003 and August 31, 2002, total comprehensive income (loss), net of tax, was $1,827 and ($1,637), respectively. Included in total comprehensive income (loss) for each quarter was net income (loss) of $1,557 and ($718), and unrealized holding gains (losses), net of tax, of $270 and ($919), respectively.

For the thirty-nine weeks ended August 30, 2003 and the forty weeks ended August 31, 2002, total comprehensive income was $2,024 and $3,327, respectively. Included in total comprehensive income for the first nine months was net income of $1,420 and $5,074, and unrealized holding gains (losses), net of tax, of $604 and ($1,747), respectively.

9 of 30

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 30, 2003

(Dollars in thousands except share and per share data)

Note I. Restructuring, Impaired Fixed Assets and Other Unusual and Nonrecurring Charges:

During the first quarter of 2003, the Company announced that it would close its Dublin, Ga., wood manufacturing plant, included in the Wood segment, and consolidate production into its Bassett, Va., facility. Restructuring charges of $3,200 were accrued at the end of the quarter which primarily related to the closing of this facility. $1,530 of the $3,200 restructuring charge represents an estimate of the impaired asset write-down of the Dublin, Ga., facility. The remaining $1,670 represents severance and employee benefits for 320 employees associated with the closure of the plant and also additional headcount reductions at the corporate office. The annual depreciation related to this facility was approximately $325. The Company had $319 remaining in restructuring reserves as of August 30, 2003, and expects this amount to be paid out in the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004.

Note J. Contingencies:

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

As part of the Company’s expansion strategy for its retail stores, Bassett has guaranteed certain lease obligations and construction loan obligations of licensee operators of the Bassett Furniture Direct program. Lease guarantees range from one to ten years. The Company was contingently liable under licensee lease obligation guarantees in the amount of $27,954 and $27,928 at August 30, 2003 and November 30, 2002, respectively.

The Company has also guaranteed loans from two banks to certain of its BFD dealers to finance initial inventory packages for those stores. The total contingent liability with respect to these loan guarantees as of August 30, 2003 and November 30, 2002 was $8,813 and $8,568 respectively.

Note K. Recent Accounting Pronouncements

In May 2003, FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) was issued. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Company is currently evaluating the effect of this statement will have on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 were effective for the Company in the first quarter of fiscal year 2003. FIN No. 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 has not been revised or restated to reflect the provisions of FIN No. 45. As part of the Company’s expansion strategy for its retail stores, Bassett guarantees certain lease obligations and construction loan obligations of licensee operators of the Bassett Furniture Direct program. The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated results of operations or financial position for those transactions entered into after December 31, 2002. See Note J.

10 of 30

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 30, 2003

(Dollars in thousands except share and per share data)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”), which addresses the consolidation of certain business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN No. 46 requires an entity to assess its equity investments to determine if they are variable interest entities. As defined in FIN No. 46, variable interests are contractual, ownership or other interests in an entity that change with the changes in the entity’s net asset value. Variable interests in an entity may arise from guarantees, leases, borrowings and other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN No. 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity’s assets, liabilities and results of operations in its consolidated financial statements. FIN No. 46 is effective immediately for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN No. 46 were originally required to be applied no later than the beginning of the Company’s fourth quarter of 2003. On September 22, 2003, the FASB issued proposed FASB Staff Position (FSP) FIN 46-e “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, for Certain Interests Held by a Public Entity.” The proposed FSP provides a limited deferral (until the end of the Company’s first quarter of 2004) of the effective date of FIN No. 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity.

The Company has completed the assessment for one licensee, LRG, and has concluded that LRG is a variable interest entity for whom the Company is the primary beneficiary. See Note E for additional discussion of LRG. The Company intends to consolidate LRG in the fourth quarter of 2003, and expects to record a one-time non-recurring charge of approximately $4.4 million, after tax.

The Company also does business with several other licensees, including two with whom the Company has an equity interest (partnership licensees) and 42 with whom the Company has no ownership interest (traditional licensees), who could be potential variable interest entities. The Company is currently analyzing these partnership and traditional licensees under the requirements of FIN No. 46, including those entered into since January 31, 2003, yet has not completed the analysis required by FIN No. 46 for these partnership and traditional licensees due to not having received all of the information that must be accumulated and the complex nature of the analysis required by FIN No. 46. All of these partnership and traditional licensees operate as Bassett Furniture Direct stores and are furniture retailers. The Company sells furniture to these partnership and traditional licensees, and has some or all of the following with the partnership and traditional licensees: lease guarantees, loan guarantees, notes and accounts receivable.

The Company’s partnership licensees and traditional licensees were operating 81 stores as of August 30, 2003. For the nine months and quarter ended August 30, 2003, the Company had sales of approximately $94,300 and $33,000, respectively, to these licensees. The Company is contingently liable for $21,754 of lease guarantees and $8,645 of loan guarantees at August 30, 2003 for these partnership and traditional licensees. Additionally, the Company has $10,249 of notes receivable from these partnership and traditional licensees. Consistent with the Company’s critical accounting policies, the Company has recorded reserves for potential exposures related to these partnership and traditional licensees.

11 of 30

BASSETT FURNITURE INDUSTRIES INCORPORATED. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 30, 2003

(Dollars in thousands except share and per share data)

Note L. Earnings (loss) per share:

The following reconciles basic and diluted earnings (loss) per share:

	Net Income (Loss)	Weighted Average Shares	Earnings per share
For the thirty-nine weeks ended August 30, 2003
Net income available to common stockholders	$1,420	11,614,000	$0.12
Add effect of dilutive securities:
Options	—	4,149	—

Diluted earnings per share	$1,420	11,618,149	$0.12

For the thirteen weeks ended August 30, 2003
Net income available to common stockholders	$1,557	11,599,455	$0.13
Add effect of dilutive securities:
Options	—	11,210	—

Diluted earnings per share	$1,557	11,610,665	$0.13

For the forty weeks ended August 31, 2002
Net income available to common stockholders	$5,074	11,704,996	$0.43
Add effect of dilutive securities:
Options and restricted stock	—	117,441	—

Diluted earnings per share	$5,074	11,822,437	$0.43

For the thirteen weeks ended August 31, 2002
Net loss available to common stockholders	$(718)	11,708,324	$(0.06)
Add effect of dilutive securities:
Options and restricted stock	—	—	—

Diluted loss per share	$(718)	$11,708,324	$(0.06)

Options to purchase 1.7 million and 1.9 million shares of common stock were outstanding during the first nine months of 2003 and 2002, respectively, which could potentially dilute basic EPS in the future.

Common stock equivalent shares are excluded from the computations if their effect is anti-dilutive. The effect of stock options is not included in the diluted computation for periods in which a loss occurs because to do so would have been anti-dilutive.

12 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2003

(Dollars in thousands except share and per share data)

Note M. Segment Information:

Segment information for the periods ended August 30, 2003 and August 31, 2002 was as follows:

For the thirty-nine weeks ended August 30, 2003

	Wood	Imports	Upholstery	Other	Wholesale
Net sales	$100,320	$33,288	$73,255	$6,430	$213,293
Operating income (loss)	6,727	6,962	9,909	(21,177)	2,421
Depreciation and amortization	2,728	—	700	4,193	7,621
Capital expenditures	536	—	1,314	2,603	4,453
	Wholesale	Retail	Inter-Company Elimination	Restructuring	Consolidated
Net sales	$213,293	$11,952	$(6,000)	$—	$219,245
Operating income (loss)	2,421	(1,572)	—	(3,200)	(2,351)
Depreciation and amortization	7,621	111	—	—	7,732
Capital expenditures	4,453	44	—	—	4,497

For the thirteen weeks ended August 30, 2003
	Wood	Imports	Upholstery	Other	Wholesale
Net sales	$34,772	$11,568	$23,910	$2,246	$72,496
Operating income (loss)	2,358	2,295	3,325	(6,783)	1,195
Depreciation and amortization	855	—	245	1,524	2,624
Capital expenditures	100	—	491	596	1,187
	Wholesale	Retail	Inter-Company Elimination	Restructuring	Consolidated
Net sales	$72,496	$3,769	$(1,831)	$—	$74,434
Operating income (loss)	1,195	(595)	—	—	600
Depreciation and amortization	2,624	23	—	—	2,647
Capital expenditures	1,187	41	—	—	1,228

13 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2003

(Dollars in thousands except share and per share data)

For the forty weeks ended August 31, 2002

	Wood	Imports	Upholstery	Other	Wholesale
Net sales	$123,220	$29,299	$79,602	$6,410	$238,531
Operating income (loss)	12,777	6,784	10,512	(23,774)	6,299
Depreciation and amortization	2,783	—	715	4,127	7,625
Capital expenditures	1,823	—	492	4,729	7,044
	Wholesale	Retail	Inter-Company Elimination	Restructuring	Consolidated
Net sales	$238,531	$10,694	$(5,166)	$—	$244,059
Operating income (loss)	6,299	(809)	—	—	5,490
Depreciation and amortization	7,625	61	—	—	7,686
Capital expenditures	7,044	44	—	—	7,088

For the thirteen weeks ended August 31, 2002
	Wood	Imports	Upholstery	Other	Wholesale
Net sales	$38,519	$9,757	$25,432	$2,200	$75,908
Operating income (loss)	2,941	2,292	3,337	(8,446)	124
Depreciation and amortization	970	—	250	1,351	2,571
Capital expenditures	741	—	96	1,883	2,720
	Wholesale	Retail	Inter-Company Elimination	Restructuring	Consolidated
Net sales	$75,908	$5,088	$(2,629)	$—	$78,367
Operating income (loss)	124	(263)	—	—	(139)
Depreciation and amortization	2,571	30	—	—	2,601
Capital expenditures	2,720	22	—	—	2,742

The Company’s primary business is wholesale home furnishings. The wholesale home furnishings business is involved principally in the design, manufacture, sale and distribution of furniture products to a network of independently-owned stores and stores owned by the Company and affiliates of the Company. The wood segment is engaged in the manufacture and sale of wood furniture to independent and affiliated retailers. The upholstery segment is involved in the manufacture and sale of upholstered frames and cut upholstery items having a variety of frame and fabric options. The import segment sources product principally from Asia and sells these products to independent and affiliated retailers. The Company’s other business segment consists of other corporate support functions, including certain selling, general and administrative expenses and a contemporary furniture business. The Company’s contemporary furniture business includes the Weiman Furniture division which recently acquired certain assets of Preview Furniture, Inc., as previously announced. The retail segment consists of six corporately owned retail stores in Virginia and North Carolina. Inter-company elimination reflects the embedded wholesale revenue and profit in the Company-owned store inventory that has not been realized. Operating income by business segment is defined as sales less direct operating costs and expenses.

14 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2003

(Dollars in thousands except share and per share data)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Bassett Furniture Industries Incorporated, based in Bassett, Va., is a leading manufacturer and marketer of branded home furnishings. Bassett’s products, designed to provide quality, style and value, are sold through Bassett Furniture Direct® stores, @t Home with Bassett® galleries, and other furniture and department stores. Bassettbaby® products are sold through specialty stores and mass merchants.

The Bassett Furniture Direct (BFD) store program, which began in 1997, entailed not only the creation of a new prototype store, but also includes an internal, cultural transformation aimed at re-focusing company practices and strategies to the ultimate end user, the consumer. The strategy also focused on re-styling the Bassett lines and suites with accessories. Bassett Furniture Direct acts as both a furniture design center and a moderate price point leader—two characteristics that combined with custom product and quick delivery offer the Company a unique selling proposition in the furniture industry.

The furniture industry continues to experience rapid change. The change has been precipitated by both the growth of imported furniture (which has included downward pressure on retail prices) and the consolidation and elimination of traditional channels of distribution. The Company has embraced these changes through its BFD program and by reducing its domestic production of product that can be more efficiently sourced overseas. The Company strives to provide its customers with home furnishings at competitive prices and, with that goal in mind, will continue to evaluate the cost effectiveness of domestic production on a product by product basis. The Company also is continuing its focus on the BFD distribution channel. Continual improvements to the retail program are being made through improved product, new advertising and better delivery, service and training. The Company expects to open between 20 and 25 new stores per year over the next several years. The Company believes that overall operating margins will be positively impacted through its efforts to reengineer manufacturing processes and source more product overseas.

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

Two key components of the Company’s balance sheet are the Company’s investments in IHFC (Note E) and the Bassett Industries Alternative Asset Fund (BIAAF), a limited partnership (See Item 3, Market Risk, for a discussion on BIAAF.)

15 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2003

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

Impairment of Long-Lived Assets—The Company periodically evaluates whether events or circumstances have occurred that indicate long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of its cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test.

Allowance for Accounts and Notes Receivable—The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts and notes receivable in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

Inventories—Inventories (finished goods, work in process and raw materials) are stated at the lower of cost or market. Cost is determined for wholesale domestic furniture inventories using the last-in, first-out method. The cost of imported and retail inventories is determined on a first-in, first-out basis. The Company estimates an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Revenue Recognition—Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This generally occurs upon the shipment of goods to independent dealers or, in the case of Bassett-owned retail stores, upon delivery to the customer. Terms offered by the Company vary from 30 to 60 days. An estimate for returns and allowances has been provided in recorded sales.

16 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2003

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Business Insurance Reserves—The Company has insurance programs in place to cover workers’ compensation and health insurance claims. The insurance programs, which are funded through self-insured retention, are subject to various stop-loss limitations and re-insured through a captive insurance program. The Company accrues estimated losses using historical loss experience. Although management believes that the insurance reserves are adequate, the reserve estimates are based on historical experience, which may not be indicative of current and future losses. The Company adjusts insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.

Other Loss Reserves—The Company has a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability, litigation, restructuring charges, and the recoverability of deferred income tax benefits. Establishing loss reserves for these matters requires management’s estimate and judgment with regard to maximum risk exposure and ultimate liability or realization. As a result, these estimates are often developed with the Company’s counsel, or other appropriate advisors, and are based on management’s current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcome of these issues or the possibilities of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

Results of Operations—Periods ended August 30, 2003 compared with periods ended August 31, 2002

In the first nine months of 2003 the Company reported $219,245 in net sales, a decrease of 10.2% from $244,059 reported for the first nine months of 2002. Sales for the third quarter of 2003 decreased by $3,933 or 5.0% compared to sales for the third quarter of 2002. These decreases were due to overall soft retail conditions, a nearly $14,000 year-to-date sales decrease with JCPenney and the inclusion of an additional week in the first quarter of 2002 associated with the 53 week 2002 fiscal year. Sales to JCPenney have decreased by approximately 58% in the first nine months of 2003 as compared to the same period of 2002. Management estimates any continued attrition in sales to JCPenney will be more than offset in 2004 and thereafter by increased sales through the BFD sales channel due to planned store openings. There are $11,952 and $10,694 of net retail sales included in the nine months ended August 30, 2003 and August 31, 2002, respectively, related to the six company owned BFD stores, five of which were acquired by the Company at the beginning of the second quarter of 2002.

The Company has continued its drive to open BFD stores. The Company had 96 and 71 BFD stores in operation at August 30, 2003 and August 31, 2002, respectively, which included opening five additional stores in the third quarter of 2003, making a total of 14 stores opened in 2003. These stores accounted for 52% and 43% of total sales for both the nine months of 2003 and 2002, respectively, and for the third quarter of 2003 and 2002, respectively.

17 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2003

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross margin; selling, general and administrative (S,G&A) expenses; and operating income (loss) as a percentage of net sales were as follows for the periods ended August 30, 2003, and August 31, 2002:

	For the Nine Months Ended		For the Quarter Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Gross margin	21.3%	21.2%	21.0%	21.2%
Restructuring and impaired fixed asset charges	1.5%	0.5%	—	1.6%
S,G&A	20.9%	18.4%	20.2%	19.7%
Operating income (loss)	(1.1)%	2.3%	0.8%	(0.2)%

Gross margin remained flat for the quarter despite reduced sales volume as compared to prior year periods. The Wood division experienced slightly reduced margins primarily due to continued under-utilization of wood manufacturing plants. The Upholstery division experienced slightly improved margins despite reduced sales volume by successfully managing labor costs. The Import division experienced slightly reduced margins due to more competitively priced product being sold. Gross margin for the nine-month period remained consistent with the same period of the prior year, as a result of decreased margins for the Wood division being offset by slightly increased margins for the Upholstery and Import divisions.

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

S,G&A expenses were 20.9% of sales for the first nine months of 2003 and 20.2% for the third quarter of 2003 compared to 18.4% and 19.7% for the first nine months and third quarter of 2002, respectively. The relatively fixed nature of the Company’s SG&A costs resulted in SG&A being a higher percentage of sales for the nine months and third quarter of 2003 due to lower sales volume in both periods of 2003 as compared to 2002. The inclusion of retail results for 2003 for the six Company owned BFD stores, acquired in March 2002, resulted in an increase of $1,500 or 1.0% of sales for the first nine months of 2003 as compared to 2002. SG&A spending for all business units except retail was $780 less in 2003 as compared to 2002. The Company’s total S,G&A spending decreased from $15,472 in the third quarter of 2002 to $15,037 for the third quarter of 2003 primarily due to reductions in discretionary spending. The Company continues to closely monitor discretionary spending and adjust such expenses to match current sales demands.

Other income (loss) was $1,289 and ($948) for the third quarter of 2003 and 2002, respectively, and $3,772 and $1,817 for the nine months ended August 30, 2003 and August 31, 2002, respectively. The increases from the prior year periods were primarily attributable to better results from the Bassett Industries Alternative Asset Fund, offset by higher losses from LRG. Included in other income are the Company’s regular investment earnings, earnings or losses from its equity in undistributed income of unconsolidated affiliated companies, and interest expense. Other income is expected to continue to be an integral component of the Company’s future earnings.

18 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2003

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company’s recorded losses from LRG were ($1,543) and ($765) for the first nine months of 2003 and 2002, respectively. These losses were primarily due to lower than expected sales in relation to LRG’s cost structure. Additionally, during the first nine months of 2003, the Company recorded reserves of $1,500, through SG&A, against notes receivable from LRG.

Remaining committed to the success of LRG, Bassett has reached an agreement in principle with the other members of LRG to recapitalize LRG’s balance sheet and restructure its operations. As part of this agreement and new structure, the Company will gain operating control of LRG and the ability to further reduce LRG’s cost structure in order to improve its financial results. This agreement is expected to be finalized in the fourth quarter of 2003.

As part of the recapitalization, the Company will convert certain notes receivable into an additional 29% ownership interest in LRG and obtain a level of control of the entity reflective of this additional ownership percentage. Beginning in the fourth quarter, the Company will no longer account for its LRG investment using the equity method but will consolidate LRG’s results and financial position into its consolidated results and financial position. As noted in Note K, the Company plans to adopt FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin (ARB) No. 51” (FIN 46). Consolidation of LRG will result in a non-cash one-time charge of approximately $4.4 million after tax in the fourth quarter.

The effective tax rate was 18% and 34% in the third quarter of 2003 and 2002, respectively, and 0% and 31% for the first nine months of 2003 and 2002, respectively. The effective tax rates for the third quarter and the first nine months of 2003 and 2002 are lower than the statutory federal income tax rate due principally to dividend received deductions from the Company’s investment in IHFC.

For the quarter ended August 30, 2003, net income was $1,557 or $.13 per diluted share, compared to net loss of ($718) or ($0.06) per diluted share for the third quarter ended August 31, 2002. Year-to-date income for the first nine months of 2003 was $1,420 or $.12 per diluted share compared to income of $5,074 or $.43 per diluted share for the same period in 2002.

19 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2003

(Dollars in thousands except share and per share data)

Segment Information

The following is a discussion of operating results for each of Bassett’s business segments. The Company’s corporate spending is not allocated to the Company’s operating business segments but is included in the “other” category to reconcile segment information to the consolidated financial statements.

	For the Nine Months Ended		Quarter Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Wood Division
Net sales	$100,320	$123,220	$34,772	$38,519
Contribution to profit and overhead	$6,727	$12,777	$2,358	$2,941

Wood Division net sales decreased in the first nine months and the third quarter of 2003 from levels attained in 2002 periods due to the continued erosion of department store sales, the continued overall soft retail furniture environment and a continued shift from domestic production to imported product. In an effort to improve sales and margins in this segment, the Company is introducing new products, opening more BFD and @tHome stores, repositioning the division through cost reduction initiatives, as well as improving product styling, quality and service. The Dublin, Ga. wood manufacturing plant was closed in the second quarter of 2003 in response to declining demand and its remaining production was consolidated to a plant in Bassett, Va.

Contribution to profit and overhead is defined by the Company as gross profit less direct divisional operating expenses, but excluding any allocation of corporate overhead expenses, interest expense, or income taxes. Wood Division contribution to profit and overhead decreased significantly from 2002 (6.7% of sales for the first nine months of 2003 as compared to 10.4% of sales for the same period of 2002) principally as a result of the 18.6% decline in sales for the first nine months which led to under-utilization of plants. Additionally, costs associated with the shutdown and transfer of production of the Dublin, Ga. facility significantly impacted contribution from the wood division for the nine months ended August 30, 2003. Sales improvement (if realized), complete implementation of cost cutting initiatives, and consolidation of wood manufacturing production are expected to improve operating results for this division in subsequent quarters.

	For the Nine Months Ended		Quarter Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Import Division
Net sales	$33,288	$29,299	$11,568	$9,757
Contribution to profit and overhead	$6,962	$6,784	$2,295	$2,292

Net sales for the Import Division increased 18.6% in the third quarter of 2003 compared to the third quarter of 2002 and 13.6% in a year over year comparison as the Company continued to increase the number outsourced products that were previously manufactured domestically. Additionally, the sales of the Company’s Bassetbaby ® brand products have significantly increased, especially with sales of imports to the three largest Bassettbaby ® customers, Babies R Us, Burlington Coat Factory and Target. The Company expects the sales of the Import segment to continue to increase, which should, in turn, have a positive impact on the Company’s overall margin position. The division has benefited from the Company’s decision to outsource certain wood furniture previously manufactured domestically. Notable among the wood furniture now imported are six bedroom groups, occasional tables and cribs. The products of the Import Division will continue to supplement the product offerings of the other divisions, as well as include complete suites of bedroom and dining room furniture.

20 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2003

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Import Division contribution to profit and overhead decreased from 23.5% of net sales in the third quarter of 2002 to 20.9% of net sales in 2003 due to more competitively priced product being sold and increased overhead allocation as a result of strengthening the division’s management team. The expected sales growth of this segment requires the Company to focus more attention on forecasting and purchasing practices, inventory management, logistics and quality.

	For the Nine Months Ended		Quarter Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Upholstery Division
Net sales	$73,255	$79,602	$23,910	$25,432
Contribution to profit and overhead	$9,909	$10,512	$3,325	$3,337

Net sales for the Upholstery Division decreased by 6.0% for the third quarter of 2003 compared to the third quarter of 2002 and 8.0% in a year over year first nine months’ comparison. The decreases are reflective of the decline in sales to JCPenney as well as the overall soft retail furniture environment in the third quarter and first nine months of 2003. The Division’s product offerings have been bolstered by products with more contemporary styling at better price points. The Company has also implemented a quick ship delivery program for certain dealers that guarantees delivery of furniture to the customer within thirty days. The Company is focusing upholstery distribution to its BFD stores, its @tHome with Bassett galleries, and several other major customers.

Contribution to profit and overhead increased from 13.1% of net sales for the third quarter of 2002 to 13.9% of net sales for the third quarter of 2003. The increase was experienced despite lower production volume because of the division’s continued efforts to control labor and overhead spending, the decision to exit certain distribution channels, introduction of new products and the implementation of several operational initiatives. These include more cellular manufacturing and investments in new cutting and sewing equipment.

	For the Nine Months Ended		Quarter Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
Retail Division
Net sales	$11,952	$10,694	$3,769	$5,088
Contribution to profit and overhead	$(1,572)	$(809)	$(595)	$(263)

Results shown for this division in the first nine months of 2002 reflect only one store (Hickory, N.C.) for the first quarter of 2002 and six stores for the second and third quarters of 2002, as the Company acquired five BFD stores in North Carolina and Virginia from its affiliate LRG in March of 2002. Results for the first nine months of 2003 reflect six stores. The Company purchased the stores for net book value, which approximated $0 at the time of acquisition. Management has initiated efforts to reduce store payroll costs, advertising and warehouse and delivery costs. These initiatives should improve profitability during the last quarter of 2003 and future periods. Due to the consolidation of LRG in the fourth quarter of 2003, the Retail division will include the results of the corporate owned stores and LRG’s stores. See Notes E and K.

21 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED. AND SUBSIDIARIES

AUGUST 30, 2003

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Cash provided by operating activities was $13,647 for the nine months ended August 30, 2003, compared to cash provided by operating activities of $12,412 for the nine months ended August 31, 2002. Inventories decreased by $6,186 during the first nine months of 2003, reflecting a focused effort on reducing inventory levels through better planning and more competitively priced product. The Company received income tax refunds totaling $3,536 related to the settlement of the COLI and a refund of overpayments related to the 2001 tax return during the first nine months of quarter of 2003. The current ratio as of August 30, 2003, and November 30, 2002, respectively, was 3.34 to 1 and 3.14 to 1. Working capital at August 30, 2003 was $72,259 compared to $73,216 at November 30, 2002. The Company continues its efforts to efficiently manage working capital. Some of these initiatives include better planning and forecasting, improved purchasing practices, discounting of slow-moving inventories, and more effective collection efforts.

The Company invested $4,497 in property and equipment in the first nine months of 2003 for retail real estate, information systems, and various manufacturing equipment. Dividends from the Company’s equity investments have totaled $5,154 for the first nine months of fiscal 2003. During the first nine months of 2002, the Company expended $1,518 to increase its ownership interest in the International Home Furnishings Center (IHFC) and $600 to take an equity interest in a licensee operator developing BFD stores in New England.

As part of the plan to restructure LRG (Note E and K), the Company is negotiating to acquire the real estate for up to five stores currently leased by LRG. The Company plans to acquire these properties in the fourth quarter of 2003 and early 2004.

As part of management’s on-going review of investment strategies and performance, the Company reallocated funds within the Bassett Industries Alternative Asset Fund (BIAAF) in addition to withdrawing $17,000 of this investment. Management then re-invested $12,000 with a different money manager principally in treasuries and corporate bonds. These marketable securities are classified as investments in the accompanying condensed consolidated balance sheet.

During the first nine months of 2002, the Company repaid $8,671 of its revolving credit facility. During the first nine months of 2003 the Company repaid $3,000 on this facility, to bring the balance of long-term debt outstanding at the end of the third quarter of 2003 to $0. During the third quarter of 2003, the Company amended its credit facility by extending the agreement two years, lowering the capacity to $50,000 and easing certain covenants.

The Company purchased and retired 89,278 shares of its Common Stock for $1,191 during the first nine months of 2003. These purchases were part of the Company’s stock repurchase program, approved in fiscal 1998, which allows the Company to repurchase up to $40,000 in Company stock. There was $10,000 remaining under the stock repurchase program at August 30, 2003. Issuance of shares of Common Stock in 2003 and 2002 related principally to the Company’s Employee Stock Purchase Program. Dividends in the amount of $.60 per share were paid in the first nine months of 2003 and 2002.

The Company’s consolidated financial statements are prepared on the basis of historical cost and are not intended to show the impact of inflation or changing prices. The Company does not believe that inflation has had a material impact on its profitability during the periods covered under this filing. In the past, the Company has generally been able to increase prices or make other adjustments to offset increases in operating costs and effectively manage its working capital.

22 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED. AND SUBSIDIARIES

AUGUST 30, 2003

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

As part of the Company’s expansion strategy for its retail stores, Bassett has guaranteed certain lease obligations and construction loan obligations of licensee operators of the Bassett Furniture Direct program. Lease guarantees range from one to ten years. The Company was contingently liable under licensee lease obligation guarantees in the amount of $27,954 and $27,928 at August 30, 2003 and November 30, 2002, respectively.

The Company has also guaranteed loans from two banks to certain of its BFD dealers to finance initial inventory packages for those stores. The total contingent liability with respect to these loan guarantees as of August 30, 2003 and November 30, 2002 was $8,813 and $8,568 respectively.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk:

The Company is exposed to market risk for changes in market prices of its various types of investments. The Company’s investments include both equity and fixed income securities and an alternative asset investment partnership. The Company does not use these securities for trading purposes.

The Company’s marketable securities portfolio, which totaled $19,023 at August 30, 2003, is diversified among U.S. government treasury bonds, corporate bonds and twenty different medium to large capitalization equity interests. Although there are no short-term maturity dates for the Company’s equity investments, management has plans to liquidate its current equity portfolio on a scheduled basis over the next three years.

The Bassett Industries Alternative Asset Fund L.P (BIAAF) was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (General Partner) of BIAAF. The Company and General Partner are currently the only two partners. The objective of BIAAF is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In addition, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. The Company’s investment in BIAAF, which totaled $43,648 at August 30, 2003, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest, market currency rates, and liquidity. The Company accounts for the investments by marking them to market value each month based on the net asset values provided by BIAAF’s general partner.

23 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED. AND SUBSIDIARIES

AUGUST 30, 2003

(Dollars in thousands except share and per share data)

Item 4.	Controls and Procedures:

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

24 of 30

PART II—OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2003

Item 4.	Submission of matters to a vote of security holders:

None.

Item 5.	Other Information:

None.

Item 6.
a.	Exhibits:

Exhibit 31a	–	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b	–	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a	–	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b	–	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K:

The Company filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K dated June 25, 2003, containing a press release relating to, among other things, the financial results for the second quarter of fiscal 2003, which ended May 31, 2003.

The Company has furnished to the SEC the following Current Reports on Form 8-K. The reports listed below are not deemed “filed” for any purpose under the Exchange Act:

Current Report on Form 8-K dated July 10, 2003, containing the audited financial statements of the Bassett Industries Alternative Asset Fund L.P. as of December 31, 2002.

Current Report on Form 8-K dated September 25, 2003, containing a press release relating to, among other things, the financial results for the third quarter of fiscal 2003, which ended August 30, 2003.

25 of 30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ ROBERT H. SPILMAN Jr.

Robert H. Spilman Jr., President and Chief Executive Officer

October 9, 2003

/s/ BARRY C. SAFRIT

Barry C. Safrit, Vice President and Chief Financial Officer

October 9, 2003

26 of 30