Form 10-K
period 2003-11-29
BASSETT FURNITURE INDUSTRIES INC
filed 2004-02-02
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For	the fiscal year ended November 29, 2003

Commission File No. 0-209

BASSETT FURNITURE INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

VIRGINIA	54-0135270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3525 FAIRYSTONE PARK HIGHWAY
BASSETT, VIRGINIA	24055
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 276/629-6000

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock ($5.00 par value)	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.   ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒  Yes   ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   ☒ Yes   ☐  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 31, 2003 was $159,529,439.

The number of shares of the Registrant’s common stock outstanding on January 28, 2004 was 11,642,964.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Bassett Furniture Industries, Incorporated Annual Report to Stockholders for the year ended November 29, 2003 (the “Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K.

(2)	Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be held February 24, 2004, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

(dollar amounts in thousands except per share data)

General Development of Business

Bassett Furniture Industries Inc., (together with its consolidated subsidiaries, “Bassett” or the “Company”) based in Bassett, Va., is a leading manufacturer, marketer, sourcer and retailer of branded home furnishings. Bassett’s products, designed to provide quality, style and value, are sold through Bassett Furniture Direct™ stores, @t Home with Bassett® galleries, and other furniture and department stores. Bassett was founded in 1902 and incorporated under the laws of Virginia in 1930.

Material Changes in the Development of Business in the last five years are as follows:

There have been two significant business developments that have materially affected the Company’s operations over the last five years. First, the Company has created and re-channeled sales through a vertically integrated retail sales network. This strategy both builds on the Company’s strengths (brand name, balance sheet, product offerings) and better positions the Company to capitalize on the changing furniture retail environment. Licensee stores, primarily independently owned, known as Bassett Furniture Direct (BFD), accounted for 53% of the Company’s sales in 2003. Bassett’s full range of furniture products and accessories are sold through an exclusive network of 101 BFD stores, of which 82 are independently owned, 13 are controlled and consolidated by the Company (“Bassett-owned retail stores”) and six are operated by joint ventures (“partnership licensees”), as well as over 1,000 furniture and department stores located throughout the United States. Second, the Company has restructured production capacities and reduced costs to better align manufacturing capabilities with the Company’s new selling strategies. As a result of these restructurings, the Company has reduced its number of facilities from 13 to 7 and reduced headcount from 4,700 to 2,400.

The Bassett Furniture Direct store program, which began in 1997, entailed not only the creation of a new prototype store, but also includes an internal, cultural transformation aimed at re-focusing company practices and strategies to the ultimate end user, the consumer. The strategy also focused on re-styling the Bassett lines and suites with accessories. Bassett Furniture Direct acts as both a furniture design center and a moderate price point leader – two characteristics that combined with custom product and quick delivery offer the Company a unique selling proposition in the furniture industry.

Other significant business developments that impacted the retail store program and manufacturing operations are summarized below.

In the fourth quarter of 2003, the Company acquired an additional 29% ownership in LRG Furniture, LLC, (“LRG”) (an affiliate of the Company) bringing the Company’s total ownership in LRG to 80%. As part of this transaction, the Company acquired two stores in Las Vegas, Nevada, from LRG for net book value of $1,200.

The Company closed the wood manufacturing plant in Dublin, Georgia, in the first quarter of 2003. The Company recorded a charge of $3,200 in the first quarter of 2003 representing a $1,500 write-down of property and equipment and $1,700 of severance and related employee benefit costs for 320 employees associated with the closure.

The Company closed its California upholstery plant during the fourth quarter of 2002 and consolidated production into two remaining upholstery manufacturing facilities in North Carolina. The Company incurred restructuring charges of $1,251, which relate entirely to severance and employee benefit costs for approximately 200 employees. In the fourth quarter of 2003, the Company sold this facility, yet deferred the gain from this sale until payment is received in 2004.

Effective March 4, 2002, the Company purchased five stores in North Carolina and Virginia from LRG an affiliate of the Company, for net book value (which approximated $0). Included in this transaction were inventories of $3,439, payables of $4,213 and notes payable to bank of $1,189.

The Company restructured production capacities for its Wood Division in 2001. During the first quarter, production was moved from one facility to another and a wood manufacturing facility was identified for closure and subsequently closed in the second quarter. Additionally, 60 corporate office positions were eliminated in the first and second quarters of 2001. Ongoing efforts to match production with demand, offer more competitively priced products and operate more efficient manufacturing facilities resulted in the announcement and subsequent closure of two additional facilities in Bassett, Virginia during the third quarter of 2001. Production has been moved to other manufacturing facilities in Virginia or has been outsourced. Approximately 800 positions were eliminated as a result of this restructuring activity. Restructuring charges of $6,952 were recognized in 2001. The Company also recorded unusual and non-recurring charges of $1,051 for inventory losses related to discontinued product. This amount is included in 2001 cost of sales.

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

Early in fiscal year 2000, the Company merged all of its eight Company-owned Bassett Furniture Direct (BFD) stores with a licensee’s five BFD stores to form LRG. Refer to Note H of the Consolidated Financial Statements included in the Annual Report for more information about the joint venture.

During 1999, the Company sold substantially all of the assets of its Bedding Division to Premier Bedding Group LLC (“PBG”). The net assets sold, which totaled $8,400, were exchanged for $6,500 in cash and a $1,900 convertible note receivable.

Refer to Note N of the Consolidated Financial Statements included in the Annual Report for a detail of restructuring activity and refer to the Management’s Discussion and Analysis section of the Annual Report for additional discussion on these topics.

Operating Segments

The Company’s primary business is in wholesale home furnishings. The wholesale home furnishings business is involved principally in the manufacture, sale and distribution of furniture products to a network of independently owned stores and stores owned by the Company and by affiliates of the Company. The wholesale business consists primarily of three operating segments: wood, upholstery and import. Stores operated and controlled by the Company are included in the retail segment.

Refer to Note R of the Consolidated Financial Statements included in the Annual Report for more information about segment information for 2001, 2002 and 2003 and refer to the Management’s Discussion and Analysis section of the Annual Report for additional discussion on this topic.

Description of Business

Bassett is a manufacturer, retailer and importer of quality home furnishings. Bassett’s full range of furniture products and accessories are sold through an exclusive retail store network composed of 82 independently owned, thirteen owned and controlled by the Company (“Bassett-owned retail stores”) and six operated by joint ventures (“partnership licensees”) retail stores known as Bassett Furniture Direct (“BFD”) and over 1,000 furniture and department stores located throughout the United States. The Company has eight domestic manufacturing facilities.

The wood segment is engaged in the manufacture and sale of wood furniture, including bedroom and dining suites and accent pieces, to independent and affiliated retailers. The wood segment accounted for 47%, 51%, and 57% of wholesale sales during 2003, 2002 and 2001, respectively. The Company currently has five wood manufacturing facilities. The upholstery segment is involved in the manufacture and sale of upholstered frames and cut upholstery items having a variety of frame and fabric options, including sofas, chairs, and love seats. The Company currently has two upholstery manufacturing facilities. The upholstery segment accounted for 34%, 33%, and 29% of wholesale sales during 2003, 2002 and 2001, respectively. The import segment sources product, principally from Asia, and sells this product to independent and affiliated retailers. The import segment accounted for 16%, 13%, and 11% of wholesale sales during 2003, 2002 and 2001, respectively. The retail segment operates 13 Bassett Furniture Direct stores in North Carolina, Nevada and Texas. The retail segment accounted for 16% and 5% of total net sales in 2003 and 2002.

The Company uses lumber, fabric, leather and other materials in the production of wood and upholstered furniture. These components originate from a variety of domestic and international suppliers and are widely available. Prices for these components in aggregate have been relatively stable over the last several years. The Company currently assembles and finishes these imported components in several of its plants in the United States.

The Company’s trademarks, including “Bassett” and the names of its marketing divisions, products and collections are significant to the conduct of its business. This importance is due to consumer recognition of the names and identification with the Company’s broad range of products. Certain of the Company’s trademarks are licensed to independent retailers for use in full store and store gallery presentations of the Company’s products. The Company also owns certain patents and licenses that are important in the conduct of the Company’s business.

The furniture industry in which the Company competes is not considered to be a seasonal industry. However, working capital levels will fluctuate based on overall business conditions and desired service levels.

Sales to one customer (JCPenney) amounted to approximately 3%, 9%, and 15% of gross sales in 2003, 2002 and 2001, respectively. Additionally, sales to LRG were 10% and 7% of net sales in 2002 and 2001, respectively. The Company’s backlog of orders believed to be firm was $19,000 at November 29, 2003, and $18,014 at November 30, 2002. It is expected that the November 29, 2003, backlog will be filled within the 2004 fiscal year.

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

The furniture industry is considered to be a “fashion” industry subject to constant fluctuations to meet changing consumer preferences and tastes. As such, the Company is continuously involved in the development of new designs and products. Due to the nature of these efforts and the close relationship to the manufacturing operations, these costs are considered normal operating costs and are not segregated. The Company is not otherwise involved in “traditional” research and development activities nor does the Company sponsor research and development activities of any of its customers.

In management’s view, the Company has complied in all material respects with all federal, state and local standards in the area of safety, health and pollution and environmental controls. Compliance with these standards resulted with capital spending in 1998 and 1999, but otherwise, has not had a material adverse effect on past earnings or competitive position. The Company is involved in environmental matters at certain of its plant facilities, which arise in the normal course of business. Although the final outcome of these environmental matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on the Company’s financial position or future results of operations.

The Company employed approximately 2,400 people as of November 29, 2003, none of whom were subject to collective bargaining arrangements. The Company has not experienced any recent work stoppages. The Company considers its relationship with its employees to be good.

The Company has several investments in affiliated companies, including a minority interest in International Home Furnishings Center, Inc. (IHFC) which is a lessor of permanent exhibition space to furniture and accessory manufacturers. The IHFC financial statements are included on pages F-1 to F-16. The Company owns a majority interest in LRG, which is a retailer of home furnishings. The Company consolidated LRG in 2003. See Notes G and H to the consolidated financial statements for discussion of affiliates.

The Alternative Asset Fund commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (General Partner) of the Alternative Asset Fund. The Company and General Partner are currently the only two partners. The objective of the Alternative Asset Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi- strategy and other market — neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In addition, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. The Company’s investment in the Alternative Asset Fund, which totaled $45,251 at November 29, 2003, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. See Note F to the consolidated financial statements for further discussion.

Foreign and Domestic Operations and Export Sales

The Company has no foreign operations, and its export sales were approximately $2.9 million, $2.9 million, and $3.2 million, in 2003, 2002, and 2001 respectively.

Available Information

Through its website www.bassettfurniture.com, the Company makes available free of charge as soon as reasonably practible after electronically filing or furnishing with the SEC, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto.

ITEM 2.	PROPERTIES

The Company owns the following manufacturing facilities, by segment:

Wood Segment:

J. D. Bassett Manufacturing Company *

Bassett, VA

Bassett Superior Lines

Bassett, VA

Bassett Chair Company *

Bassett, VA

Bassett Table Company *

Bassett, VA

Bassett Furniture Industries

Macon, GA

Bassett Furniture Industries

Martinsville, VA

Bassett Furniture Industries*

Dublin, GA

Bassett Furniture Industries

Mt. Airy, NC

Bassett Fiberboard

Bassett, VA

Upholstery Segment:

Bassett Upholstery Division

Newton, NC

Bassett Upholstery Division

Hiddenite, NC

Other:

Weiman Upholstery

Christiansburg, VA

Properties designated by a single asterisk “*” have ceased manufacturing operations and are currently either held for sale or are idle facilities in connection with restructuring efforts.

The Company owns the real estate used by certain Bassett Furniture Direct retail stores, ranging from 15,000 to 25,000 square feet each, in the following cities:

Greenville, SC

Concord, NC

Greensboro, NC

Fredericksburg, VA

Knoxville, TN

Gulfport, MS

Chesterfield, VA

Louisville, KY

Houston, TX

In addition, the Company owns leasehold improvements in Hickory, NC, Arlington, TX, Portland, OR, Redmond, WA, Atlanta, GA, Albuquerque, NM, and Virginia Beach, VA All of the properties noted above are operated as Bassett Furniture Direct stores.

The Company owns its general corporate office building, one warehouse, and an outlet store all located in Bassett, Virginia. The Company also owns leasehold improvements in its High Point, NC showroom.

In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities, except those indicated above as held for sale or idle, are in regular use and provide more than adequate capacity for the Company’s manufacturing needs.

The following facilities were disposed of during 2003:

Bassett Upholstery

Los Angeles, CA

The following facilities were sold or disposed of during 2001:

Showroom

Thomasville, NC

Bassett Upholstery

Conover, NC

Bassett Upholstery

Claremont, NC

Warehouse

Los Angeles, CA

ITEM 3.	LEGAL PROCEEDINGS

During 2003, the Company reached a final settlement with the IRS regarding the non-deductibility of interest expense on loans associated with the Company’s corporate owned life insurance plan (“COLI” plan). The Company had previously recorded reserves to cover the negotiated settlement amount and, as such, there were no further tax related charges associated with the COLI.

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

John E. Bassett III, 45, has been with the Company since 1981 and served as Vice President of Wood Manufacturing from 1997 to 2001 and as Vice President Global Sourcing since 2001.

Jay R. Hervey, Esq., 44, has served as the General Counsel, Vice President and Secretary for the Company since 1997.

Dennis Hoy, 45, has been with the Company since 1996, as Casegoods and Merchandise Manager and as Vice President of Merchandising until 1999. He served as Vice President and General Manager, Upholstery until 2001, Vice President Corporate Retail from 2001 to 2002, and now serves as Vice President of Wood Merchandising.

Matthew S. Johnson, 42, has been with the Company for 17 years, most recently as Vice President of Wood Merchandising from 1998 to 2000. Since 2000, he has been serving as Vice President of Merchandising and Design.

Mark S. Jordan, 50, was Director of Product Development and Plant Manager for Ethan Allen from 1974 to 1999. In 1999 he joined the Company as Plant Manager. In 2001, he was promoted to Vice President of Upholstery Manufacturing and in 2002 he was promoted to Vice President and General Manager of Upholstery.

Charles T. King, 41, was with McMillan, Pate and King, CPAs from 1989 to 1998 and joined the Company in 1998 as Retail Controller. In 2001, he was promoted to Vice President and Controller. In 2003, he was promoted to Vice President of Retail Finance.

Barry C. Safrit, 41, was with CHF Industries from 1995 until 1998 as Controller and as Chief Financial Officer and joined the Company as Vice President and Chief Accounting Officer in 1998. He was promoted to Vice President and Chief Financial Officer in 2001.

Keith R. Sanders, 59, was with Ethan Allen from 1995 until 1998 as the Vice President of Manufacturing and Vice President of Upholstery and has been the Vice President of Upholstery Manufacturing for the Company from 1998 to 1999. In 1999, he was promoted to Executive Vice President, Operations.

Robert H. Spilman, Jr., 47, has been with the Company since 1984. He was the Company’s Executive Vice President of Marketing and Merchandising from 1994 until 1997 and served as President and Chief Operating Officer from 1997 to 2000. In 2000, he was promoted to Chief Executive Officer and President.

Thomas M. Brockman, 49, joined the Company in late 2003 as Vice President of the Wood Division. From 2000 to 2003 he was the Vice President of Manufacturing for the Mid East Region of Ethan Allen.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information contained in the Annual Report under the caption “Investor Information” with respect to number of stockholders, market prices and dividends paid is incorporated herein by reference thereto.

ITEM 6.	SELECTED FINANCIAL DATA

The information for the five years ended November 29, 2003, contained in “Other Business Data” in the Annual Report is incorporated herein by reference thereto.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference thereto.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” in the Annual Report is incorporated herein by reference thereto.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes to consolidated financial statements of the Registrant and its subsidiaries contained in the Annual Report are incorporated herein by reference thereto. In addition, financial statements of the registrant’s significant non-consolidated subsidiaries are included in this Form 10-K on pages F-1 to F-16. Quarterly results of operations are included under the caption “Other Business Data” in the Annual Report to shareholders and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a. Evaluation of the Company’s Disclosure Controls. As of the end of the period covered by this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b. Changes in internal control over financial reporting. There have been no significant changes in the Company’s internal controls during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained on pages 3 through 5 and page 11 of the Proxy Statement under the “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference thereto. Please see section entitled “Executive Officers of the Registrant” in Item 4b of Part I of this report for information concerning executive officers.

The Board of Directors has determined that Michael E. Murphy, a member of the Registrant’s Audit Committee, is an audit committee financial expert (as that term is defined under Item 401(h) of Regulation S-K). The Registrant has made its code of ethics available on its website at www.bassettfurniture.com. The charters for the Audit Committee and the Organization, Compensation and Nominating Committee are also available on the Registrant’s website.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained on pages 6 through 11 of the Proxy Statement under the captions “Organization, Compensation and Nominating Committee Report,” “Stockholder Return Performance Graph,” “Executive Compensation,” “Supplemental Retirement Income Plan,” “Deferred Compensation Agreement,” and “Director Compensation” is incorporated herein by reference thereto.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on pages 1 through 5 of the Proxy Statement under the headings “Principal Stockholders and Holdings of Management” and “Election of Directors” is incorporated herein by reference thereto.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of November 29, 2003 with respect to shares of Company Common stock that may be issued under existing equity compensation plans, including the 1993 Long Term Incentive Stock Option Plan, the 1997 Employee Stock Plan, the 1993 Stock Plan for Non-Employee Directors, and the 2000 Employee Stock Purchase Plan (ESPP). All equity compensation plans currently in place have been approved by the stockholders.

	(a)	(b)	(c)
Plan	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders (1)	1,390,252	$19.84	908,743	(2)
Equity Compensation Plans Not Approved by Stockholders (3)	0	n/a	0

Total	1,390,252	$19.84	908,743

(1)	Includes the following plans: 1993 Long Term Incentive Stock Option Plan; 1997 Employee Stock Plan; 1993 Stock Plan for Non-Employee Directors; 2000 Employee Stock Purchase Plan

(2)	Includes shares available under the 1997 Plan (556,082), the 1993 Non-Employee Directors Plan (0) and the 2000 ESPP (352,663)

(3)	There are no equity compensation plans in place not approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained on page 12 of the Proxy Statement under the caption “Audit and Other Fees” is incorporated herein by reference thereto.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Report are incorporated herein by reference thereto:

Consolidated Balance Sheets—November 29, 2003 and November 30, 2002

Consolidated Statements of Income—Years Ended November 29, 2003, November 30, 2002, and November 24, 2001

Consolidated Statements of Stockholders’ Equity—Years Ended November 29, 2003, November 30, 2002, and November 24, 2001

Consolidated Statements of Cash Flows—Years Ended November 29, 2003, November 30, 2002, and November 24, 2001

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

International Home Furnishings Center, Inc. Financial Statements are included herein on pages F-1 to F-16.

	(2)	Financial Statement Schedule:

Report of Independent Public Accountants is included in the consent filed as Exhibit 23A to this Annual Report and is incorporated herein by reference.

Report of Previous Independent Public Accountants

Schedule II—Analysis of Valuation and Qualifying Accounts for the years ended November 29, 2003, November 30, 2002, and November 24, 2001

	(3)	Listing of Exhibits

		3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

		3B.	Amendment to By-laws including By-laws as amended to date.

		4A.	Amended and Restated Credit Agreement with a Bank Group dated July 10, 2003, is incorporated herein by reference to Form 10-Q for the fiscal quarter ended May 31, 2003.

	**	10A.	Bassett 1993 Long Term Incentive Stock Option Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no.33-52405) filed on February 25, 1994.

	**	10B.	Bassett Executive Deferred Compensation Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

	**	10C.	Bassett Supplemental Retirement Income Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

	**	10D.	Bassett 1993 Stock Plan for Non-Employee Directors as amended is incorporated herein by reference to Form 10-K for the fiscal year ended November 25, 2000.

	**	10E.	Bassett 1997 Employee Stock Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no. 333-60327) filed on July 31, 1998.

		13.	Portions of the Registrant’s Annual Report to Stockholders for the year ended November 29, 2003.

		21.	List of subsidiaries of the Registrant

		23A.	Consent of Independent Auditors

		23B.	Consent of Independent Auditors

		23C.	Notice Regarding Lack of Consent of Arthur Andersen

		31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31B.	Certification of Barry C. Safrit, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32B.	Certification of Barry C. Safrit, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	**	Management contract or compensatory plan or arrangement of the Company.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed with or furnished to the SEC by the Company since the beginning of the second quarter of fiscal 2003. The Forms 8-K listed below that were furnished to the SEC shall not be deemed filed for any purpose.

1.	A current report on Form 8-K, dated June 25, 2003, was filed with the SEC to report under items 5 and 7, the Company’s issuance of a press release on the Company’s financial results for the second quarter of 2003.

2.	A current report on Form 8-K, dated July 9, 2003, was filed with the SEC to report under items 7 and 9, the Bassett Industries
Alternative Asset Fund, L.P. financial statements for the years ended December 31, 2002 and 2001 with report of independent auditors.

3.	A current report on Form 8-K, dated September 25, 2003, was furnished to the SEC to report, under item 12, the Company’s issuance of a press release on the Company’s financial results for the third quarter of 2003.

4.	A current report on Form 8-K, dated January 9, 2004, was furnished to the SEC to report, under item 12, the Company’s issuance of a press release on the Company’s financial results for the fourth quarter and fiscal 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ Robert H. Spilman, Jr.	Date: January 30, 2004

Robert H. Spilman, Jr. President and Chief Executive Officer Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul Fulton	Date: January 30, 2004

Paul Fulton Chairman of the Board of Directors

By:	/s/ Peter W. Brown	Date: January 30, 2004
Peter W. Brown Director

By:	/s/ Willie D. Davis	Date: January 30, 2004
Willie D. Davis Director

By:	/s/ Alan T. Dickson	Date: January 30, 2004
Alan T. Dickson Director

By:	/s/ Howard H. Haworth	Date: January 30, 2004
Howard H. Haworth Director

By:	/s/ Michael E. Murphy	Date: January 30, 2004
Michael E. Murphy Director

By:	/s/ Dale C. Pond	Date: January 30, 2004
Dale C. Pond Director

By:	/s/ David A. Stonecipher	Date: January 30, 2004
David A. Stonecipher Director

By:	/s/ Barry C. Safrit	Date: January 30, 2004
Barry C. Safrit Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

ANNUAL REPORT ON FORM 10-K

ITEM 15(a)(1)

CERTAIN EXHIBITS

YEAR ENDED NOVEMBER 29, 2003

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

BASSETT, VIRGINIA

INTERNATIONAL HOME FURNISHINGS

CENTER, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended October 31, 2003, 2002 and 2001

International Home Furnishings Center, Inc. and Subsidiary

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

International Home Furnishings Center, Inc.

High Point, North Carolina

We have audited the accompanying consolidated balance sheets of International Home Furnishings Center, Inc. and subsidiary as of October 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended October 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Home Furnishings Center, Inc. and subsidiary at October 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Odom PLLC Dixon Odom PLLC High Point, North Carolina November 26, 2003

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

October 31, 2003 and 2002

	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,253,960	$4,637,147
Restricted cash	20,274,235	18,956,684
Short-term investments	108,714	103,993
Receivables
Trade	2,575,779	2,528,957
Interest	3,505	7,126
Deferred income tax benefit	3,920,000	2,959,000
Prepaid expenses	361,308	302,233

TOTAL CURRENT ASSETS	33,497,501	29,495,140

PROPERTY AND EQUIPMENT, at cost
Land and land improvements	3,611,659	3,380,218
Buildings, exclusive of theater complex	90,480,228	88,959,454
Furniture and equipment	3,835,124	3,827,883
Construction in progress	—	179,518

	97,927,011	96,347,073
Accumulated depreciation	(51,120,231)	(48,481,947)

	46,806,780	47,865,126

OTHER ASSETS
Theater complex, at cost less amortization	803,834	847,089
Deferred income tax benefit	809,950	600,680
Deferred financing costs, net of accumulated amortization of $1,724,614 and $1,121,845 at October 31, 2003 and 2002, respectively	1,255,621	1,858,390
Interest rate cap agreement, at fair value	80,435	149,636

	2,949,840	3,455,795

	$83,254,121	$80,816,061

LIABILITIES LESS STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$926,726	$1,017,609
Accrued property taxes	1,923,685	1,877,578
Other accrued expenses	844,712	802,814
Rents received in advance	10,055,173	7,586,834
Income taxes payable	2,291,578	1,308,304
Current maturities of long-term debt	3,158,841	2,880,776

TOTAL CURRENT LIABILITIES	19,200,715	15,473,915

LONG-TERM DEBT	124,515,718	127,674,559

OTHER LONG-TERM LIABILITIES
Supplemental retirement benefits	2,740,668	2,525,475
Interest rate floor agreement, at fair value	2,510,128	3,035,082

	5,250,796	5,560,557

COMMITMENTS (Notes G and L)
STOCKHOLDERS’ DEFICIT
Common stock, $5 par value, 1,000,000 shares authorized, 481,628 shares issued in 2003 and 2002	2,408,140	2,408,140
Additional paid-in capital	154,592	154,592
Accumulated deficit	(66,744,662)	(68,604,302)
Accumulated other comprehensive loss	(1,531,178)	(1,851,400)

	(65,713,108)	(67,892,970)

	$83,254,121	$80,816,061

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended October 31, 2003, 2002 and 2001

	2003	2002	2001
OPERATING REVENUES
Rental income	$36,556,063	$35,822,245	$34,682,203
Other revenues	6,962,213	6,943,477	6,973,398

TOTAL OPERATING REVENUES	43,518,276	42,765,722	41,655,601

OPERATING EXPENSES
Compensation and benefits	4,873,642	5,293,040	4,642,208
Market and promotional	2,234,317	2,348,642	2,589,746
Maintenance and building costs	989,770	1,211,953	1,012,997
Depreciation expense	2,731,524	2,387,170	2,647,449
Rent	152,234	152,234	152,234
Property taxes and insurance	2,691,381	2,546,391	2,269,932
Utilities	1,652,902	1,739,924	1,872,132
Other operating costs	1,198,728	1,069,496	1,373,183

TOTAL OPERATING EXPENSES	16,524,498	16,748,850	16,559,881

INCOME FROM OPERATIONS	26,993,778	26,016,872	25,095,720

NONOPERATING INCOME
Interest income	219,667	393,601	1,071,901
Dividend income	6,655	6,275	4,597

TOTAL NONOPERATING INCOME	226,322	399,876	1,076,498

NONOPERATING EXPENSES
Interest expense	6,205,221	6,130,042	7,870,387

TOTAL NONOPERATING EXPENSES	6,205,221	6,130,042	7,870,387

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	21,014,879	20,286,706	18,301,831
PROVISION FOR INCOME TAXES	8,155,000	8,000,000	7,166,000

INCOME BEFORE EXTRAORDINARY ITEM	12,859,879	12,286,706	11,135,831
EXTRAORDINARY ITEM
Loss on early extinguishment of debt, net of income tax benefit of $1,217,000	—	—	(1,886,426)

NET INCOME	$12,859,879	$12,286,706	$9,249,405

BASIC EARNINGS PER COMMON SHARE
Income before extraordinary item	$26.70	$25.13	$21.11
Extraordinary item	—	—	(3.58)

Net income	$26.70	$25.13	$17.53

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	481,628	488,939	527,638

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended October 31, 2003, 2002 and 2001

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE (DEFICIT), OCTOBER 31, 2000	$2,638,190	$169,360	$(8,706,451)	$—	$(5,898,901)
Net income	—	—	9,249,405	—	9,249,405
Dividends paid ($115.00 per common share)	—	—	(60,678,370)	—	(60,678,370)

BALANCE (DEFICIT), OCTOBER 31, 2001	2,638,190	169,360	(60,135,416)	—	(57,327,866)
Purchase and retirement of 46,010 shares of common stock	(230,050)	(14,768)	(8,755,349)	—	(9,000,167)
Dividends paid ($24.916 per common share)	—	—	(12,000,243)	—	(12,000,243)
Comprehensive income (loss):
Net income	—	—	12,286,706	—	12,286,706
Other comprehensive loss:
Change in fair value of interest rate floor hedging activity, net of deferred tax benefit of $1,491,866	—	—	—	(2,333,431)	(2,333,431)
Reclassification adjustment for losses recognized in net income, net of deferred tax benefit of $308,184	—	—	—	482,031	482,031

Total comprehensive income					10,435,306

BALANCE (DEFICIT), OCTOBER 31, 2002	2,408,140	154,592	(68,604,302)	(1,851,400)	(67,892,970)
Dividends paid ($22.84 per common share)	—	—	(11,000,239)	—	(11,000,239)
Comprehensive income:
Net income	—	—	12,859,879	—	12,859,879
Other comprehensive income:
Change in fair value of interest rate floor hedging activity, net of deferred tax benefit of $470,706	—	—	—	(736,232)	(736,232)
Reclassification adjustment for losses recognized in net income, net of deferred tax benefit of $675,438	—	—	—	1,056,454	1,056,454

Total comprehensive income					13,180,101

BALANCE (DEFICIT), OCTOBER 31, 2003	$2,408,140	$154,592	$(66,744,662)	$(1,531,178)	$(65,713,108)

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 2003, 2002 and 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,859,879	$12,286,706	$9,249,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,377,548	3,043,467	3,209,295
Decrease in fair value of interest rate cap agreements	69,201	729,979	265,887
Decrease in fair value of interest rate floor agreement	—	(833,000)	—
Loss on early extinguishment of debt	—	—	3,103,426
Provision for losses on accounts receivable	(6,035)	19,828	25,154
(Gain) loss on disposal of assets	2,156	(3,000)	45,352
Deferred income taxes	(1,375,002)	65,000	(2,931,000)
Change in assets and liabilities
(Increase) decrease in trade and interest receivables	(37,166)	7,200	67,770
(Increase) decrease in prepaid expenses	(59,075)	(109,962)	524,901
Increase (decrease) in accounts payable and accrued expenses	(2,878)	100,923	39,047
Increase (decrease) in rents received in advance	2,468,339	(178,514)	6,262,396
Increase (decrease) in income taxes payable	983,274	(641,652)	1,949,956
Increase in supplemental retirement benefits	215,193	601,252	179,200

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,495,434	15,088,227	21,990,789

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and construction of property and equipment	(1,675,334)	(1,131,994)	(6,690,764)
Proceeds from sale of property and equipment	—	3,000	—
Purchase of short-term investments	(4,721)	(5,423)	(4,081)
(Increase) decrease in restricted cash	(1,317,551)	5,523,143	(22,203,853)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(2,997,606)	4,388,726	(28,898,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	—	135,000,000
Principal payments on long-term debt	(2,880,776)	(2,627,188)	(57,472,061)
Cost incurred to extinguish debt early	—	—	(2,720,580)
Purchase of interest rate cap	—	(833,000)	(312,500)
Proceeds from sale of interest rate floor	—	833,000	—
Dividends paid	(11,000,239)	(12,000,243)	(60,678,370)
Retirement of common stock	—	(9,000,167)	—
Financing costs paid	—	(60,380)	(2,919,855)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(13,881,015)	(23,687,978)	10,896,634

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,616,813	(4,211,025)	3,988,725
CASH AND CASH EQUIVALENTS, BEGINNING	4,637,147	8,848,172	4,859,447

CASH AND CASH EQUIVALENTS, ENDING	$6,253,960	$4,637,147	$8,848,172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$8,546,726	$8,575,614	$6,302,511
Interest, net of amount capitalized	6,177,415	5,708,508	7,699,674
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Accounts payable incurred for acquisition of property and equipment	$—	$92,096	$201,715

Increase (decrease) in fair value of interest rate floor agreement, net of deferred income taxes of $204,732 in 2003 and deferred income tax benefit of $1,183,682 in 2002	$(320,222)	$1,851,400	$—

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2003, 2002 and 2001

NOTE A - DESCRIPTION OF BUSINESS

The Company is the lessor of permanent exhibition space to furniture and accessory manufacturers which are headquartered throughout the United States and in many foreign countries. This exhibition space, located in High Point, North Carolina, is used by the Home Furnishings Industry to showcase its products at the International Home Furnishings Market held each April and October. The details of the operating leases with the Company’s tenants are described in Note I.

The Company has been in business since June 27, 1919, and operates under the trade name of “International Home Furnishings Center.”

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies relative to the carrying values of property and equipment, theater complex and interest rate cap and floor agreements are indicated in the captions on the consolidated balance sheets. Other significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of International Home Furnishings Center, Inc. and its wholly-owned subsidiary, IHFC Properties, LLC, a company organized on December 21, 2000. All material intercompany transactions have been eliminated. The Company and its subsidiary are referred to collectively herein as “the Company.” Notwithstanding the consolidation of the Company and IHFC Properties, LLC in these financial statements, IHFC Properties, LLC is a separate entity, with separate assets and liabilities and has its own separate financial statements.

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

October 31, 2003, 2002 and 2001

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Securities (Continued)

Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date. Since the Company neither buys investment securities in anticipation of short-term fluctuations in market prices nor commits to holding debt securities to their maturities, investments in debt and marketable equity securities have been classified as available-for-sale. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, if significant, net of the related deferred tax effect, are reported as a separate component of accumulated other comprehensive income in stockholders’ equity. Premiums and discounts on investments in debt securities are amortized over their contractual lives. Interest on debt securities is recognized in income as accrued, and dividends on marketable equity securities are recognized in income when declared. Realized gains and losses are included in income and are determined on the basis of the specific securities sold.

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically reviews long-lived assets when indications of impairment exist, and if the value of the assets is impaired, an impairment loss would be recognized.

Deferred Financing Costs

Costs associated with obtaining long-term financing have been deferred and are being amortized on the interest method over the term of the related debt. Amortization expense charged to operations during the years ended October 31, 2003, 2002 and 2001 was $602,769, $613,042 and $522,725, respectively.

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

October 31, 2003, 2002 and 2001

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments

The Company holds and issues derivative instruments for the purpose of hedging the risks related to the variability of cash flows caused by changes in interest rates. The Company’s objectives are to decrease the volatility of earnings and cash flows associated with changing interest rates by entering into interest rate floor and cap agreements that effectively limit the range of interest rate exposure on its debt (see Note E).

The Company designates its derivatives based upon criteria established by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

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

Earnings Per Common Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). Basic EPS excludes all dilution and has been computed using the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has no dilutive potential common shares.

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

October 31, 2003, 2002 and 2001

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Retirement Plans (Continued)

In 1991, the Company adopted a nonqualified supplemental retirement benefits plan for key management employees. Benefits payable under the plan are based upon the participant’s average compensation during his last five years of employment and are reduced by benefits payable under the Company’s qualified retirement plan and by one-half of the participant’s social security benefits. Benefits under the plan do not vest until the attainment of normal retirement age; however, a reduced benefit is payable if employment terminates prior to normal retirement age because of death or disability. The vested portion of the benefits under this plan amounted to approximately $2,225,000 and $1,406,000 at October 31, 2003 and 2002, respectively. The Company has no obligation to fund this supplemental plan.

Fair Value of Financial Instruments

The carrying amounts of the Company’s significant financial instruments, none of which are held for trading purposes, approximate fair value at October 31, 2003 and 2002. Cash, cash equivalents and restricted cash approximate fair value because of the short maturities of these instruments. Long-term debt approximates fair value because of its floating interest rate terms. Derivative financial instruments are carried at fair value.

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

NOTE C - RESTRICTED CASH

The Company has restricted, interest-bearing cash accounts held by the lender under the escrow provisions of the term loan agreement described in Note E. The restricted cash balances are held for the following purposes at October 31, 2003 and 2002:

	2003	2002
Taxes and insurance	$1,300,074	$1,170,665
Required repairs	1,143,023	1,131,629
Replacements	406,905	235,806
Environmental	242,474	240,057
Debt service	1,401,842	1,332,213
Operating expenses	782,824	1,054,868
Ground rent	51,976	51,382
Cash management	14,945,117	13,740,064

	$20,274,235	$18,956,684

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2003, 2002 and 2001

NOTE C - RESTRICTED CASH (Continued)

All rents and other income from operation of the Company’s property are deposited directly into a lockbox account controlled by the lender under the Company’s cash management agreement. Monthly during the term of the loan, the lender will disburse to the Company amounts in the cash management account in excess of the amounts needed to replenish the various escrow accounts.

The Company has granted the lender a security interest in each of the restricted cash accounts as additional security for the outstanding term loan.

NOTE D - INVESTMENT IN DEBT AND MARKETABLE EQUITY SECURITIES

The following is a summary of the Company’s investment in available-for-sale securities as of October 31, 2003 and 2002:

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities
State and local governments	$4,660,988	$—	$—	$4,660,988
Equity securities	108,714	—	—	108,714

	$4,769,702	$—	$—	$4,769,702

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities
State and local governments	$2,976,644	$—	$—	$2,976,644
Equity securities	103,993	—	—	103,993

	$3,080,637	$—	$—	$3,080,637

Available-for-sale securities are classified in the following balance sheet captions as of October 31, 2003 and 2002:

	2003	2002
Cash and cash equivalents	$4,660,988	$2,976,644
Short-term investments	108,714	103,993

	$4,769,702	$3,080,637

All the Company’s debt securities mature within three months.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2003, 2002 and 2001

NOTE E - LONG-TERM DEBT

Long-term debt consists of the following at October 31, 2003 and 2002:

	2003	2002
Term note payable, Bank of America, N.A. Principal payments are due monthly based on an amortization schedule provided by the lender. Interest is payable monthly at the LIBOR rate plus 2.1%. At October 31, 2003, the interest rate was 3.22%. The note matures in December 2003 and has two one-year extension periods available, which the Company intends to exercise. The loan is collateralized by land and buildings, restricted cash (Note C), rents and assignment of leases with tenants.	$127,674,559	$130,555,335
Less current maturities	3,158,841	2,880,776

	$124,515,718	$127,674,559

The aggregate maturities of long-term debt are due as follows:

Year Ending October 31,
2004	$3,158,841
2005	3,463,746
2006	121,051,972

$127,674,559

During the year ended October 31, 2001, the Company entered into an interest rate cap agreement that had a notional amount of $133,182,523 at October 31, 2001. The notional amount decreased as principal payments were made on the Company’s term debt and was to be equal to the term debt until the agreement’s expiration in January 2004. Under the agreement, the Company was to receive an amount equal to the interest it incurred on its term debt in excess of 8%, if any. The $265,887 decrease in the fair value of the interest rate cap agreement was charged to earnings as financing expense during the year ended October 31, 2001. In 2002, the Company paid $26,613 to terminate this agreement. The $26,613 was charged to earnings as financing expense for the year ended October 31, 2002.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2003, 2002 and 2001

NOTE E - LONG-TERM DEBT (Continued)

During the year ended October 31, 2002, the Company paid $833,000 to execute an interest rate cap agreement that had a notional amount of $127,674,559 at October 31, 2003 and $130,555,335 at October 31, 2002. The notional amount will decrease as principal payments are made on the Company’s term debt and will be equal to the term debt until the agreement expires on December 6, 2005. Under the agreement, the Company will receive an amount equal to the LIBOR rate in excess of 8%, if any. The Company has designated this interest rate cap agreement as a cash flow hedge of interest payments once the LIBOR rate exceeds 8%. Since the LIBOR rate remained below 8% during the years ended October 31, 2003 and 2002, the cap agreement was not yet in effect; therefore, the $69,201 and $683,364 decrease in the fair value of the interest rate cap agreement was charged to earnings during the years ended October 31, 2003 and 2002, respectively, as a part of financing expense.

The Company also entered into an interest rate floor agreement during the year ended October 31, 2002. In connection with the execution of the floor agreement, the Company received $833,000. The notional amount of the floor agreement was $127,674,559 at October 31, 2003 and $130,555,335 at October 31, 2002. The notional amount will decrease as principal payments are made on the Company’s term debt and will be equal to the term debt until the agreement expires on January 6, 2006. Under the agreement, the Company will pay an amount equal to the excess of 2.63% over the LIBOR rate, if any. Since the LIBOR rate decreased below the floor of 2.63% during the years ended October 31, 2003 and 2002, the initial $833,000 has been reflected in earnings as a part of financing expense, and the change in fair value of the interest rate floor agreement has been recorded in accumulated other comprehensive income, net of tax, for the years ended October 31, 2003 and 2002.

Total interest cost incurred for the years ended October 31, 2003, 2002 and 2001 was $6,209,799, $6,134,335 and $8,241,933, respectively. Of the interest cost for the years ended October 31, 2003, 2002 and 2001, $4,578, $4,293 and $371,546, respectively, was capitalized as part of the building construction costs.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2003, 2002 and 2001

NOTE F - INCOME TAXES

The provision for income taxes consists of the following for the years ended October 31, 2003, 2002 and 2001:

	2003	2002	2001
Federal:
Current	$7,830,000	$6,560,000	$7,365,000
Deferred	(1,130,000)	53,000	(2,415,000)

	6,700,000	6,613,000	4,950,000

State:
Current	1,700,000	1,375,000	1,515,000
Deferred	(245,000)	12,000	(516,000)

	1,455,000	1,387,000	999,000

TOTAL	$8,155,000	$8,000,000	$5,949,000

Deferred tax (benefit) allocated directly to stockholders’ deficit	$204,732	$(1,183,682)	$—

A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

	2003	2002	2001
Income taxes computed at the federal statutory rate	$7,355,000	$7,100,000	$5,319,000
State taxes, net of federal benefit	945,750	902,000	649,000
Nontaxable investment income	(19,900)	(24,000)	(48,000)
Other, net	(125,850)	22,000	29,000

	$8,155,000	$8,000,000	$5,949,000

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2003, 2002 and 2001

NOTE F - INCOME TAXES (Continued)

The components of deferred income taxes consist of the following:

	2003	2002
Deferred income tax assets:
Rents received in advance	$3,922,000	$2,959,000
Supplemental retirement benefits	979,000	985,000
Interest rate floor agreement	1,069,000	1,183,680
Deferred financing costs	16,500	16,000

TOTAL DEFERRED TAX ASSETS	5,986,500	5,143,680

Deferred income tax liabilities:
Depreciation	(1,226,000)	(1,526,000)
Interest rate cap agreement	(30,550)	(58,000)

TOTAL DEFERRED TAX LIABILITIES	(1,256,550)	(1,584,000)

TOTAL NET DEFERRED TAX ASSETS	$4,729,950	$3,559,680

NOTE G - LAND LEASE COMMITMENT

During 1975, the Company completed construction of an eleven-story exhibition building. The building is constructed on land leased from the City of High Point, North Carolina under a noncancelable lease. The lease is for an initial term of fifty years with three options to renew for periods of ten years each and a final renewal option for nineteen years. Annual rental under the lease is $152,234 as of October 31, 2003 and is subject to adjustment at the end of each five-year period, such adjustment being computed as defined in the lease agreement. As part of the lease agreement, the Company constructed a theater complex for public use and office space for use by the City of High Point on the lower levels of the building. Annual rental cash payments over the initial fifty-year lease term are being reduced by $39,121 which represents amortization of the cost of the theater and office complex constructed for the City of High Point. At the termination of the lease, the building becomes the property of the City of High Point. Under the terms of the lease, the Company is responsible for all expenses applicable to the exhibition portion of the building. The City of High Point is responsible for all expenses applicable to the theater complex and office space constructed for use by the City.

NOTE H - RETIREMENT EXPENSE

Amounts expensed under the Company’s retirement plans amounted to $464,715, $790,130 and $350,669 for the years ended October 31, 2003, 2002 and 2001, respectively, including $280,923, $601,252 and $179,200 under the supplemental retirement benefits plan for the years ended October 31, 2003, 2002 and 2001, respectively.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2003, 2002 and 2001

NOTE H - RETIREMENT EXPENSE (Continued)

During 2002, the Company accelerated the normal retirement date for one of its key employees covered under the nonqualified supplemental retirement plan resulting in a substantial increase in expense for the year.

NOTE I - RENTALS UNDER OPERATING LEASES

The Company’s leasing operations consist principally of leasing exhibition space. Property on operating leases consists of substantially all of the asset “buildings, exclusive of theater complex” included on the consolidated balance sheets. Accumulated depreciation on this property amounted to $47,728,365 at October 31, 2003 and $45,154,925 at October 31, 2002. Leases are typically for five-year periods and contain provisions to escalate rentals based upon either the increase in the consumer price index or increases in ad valorem taxes, utility rates and charges, minimum wage imposed by federal and state governments, maintenance contracts for elevators and air conditioning, maintenance of common areas, social security payments, increases resulting from collective bargaining contracts, if any, and such other similar charges and rates required in operating the Company. Tenants normally renew their leases.

The following is a schedule of minimum future rentals under noncancelable operating leases as of October 31, 2003, exclusive of amounts due under escalation provisions of lease agreements:

Year Ending October 31,
2004	$30,492,164
2005	22,089,540
2006	12,369,035
2007	7,636,615
2008	1,606,310

Total minimum future rentals	$74,193,664

Rental income includes contingent rentals under escalation provisions of leases of $1,390,371, $1,380,026 and $1,164,693 for the years ended October 31, 2003, 2002 and 2001, respectively. Rental income from related parties amounted to $628,643, $647,926 and $2,682,719 for the years ended October 31, 2003, 2002 and 2001, respectively.

NOTE J - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits and trade accounts receivable from customers predominantly in the Home Furnishings Industry. As of October 31, 2003, the Company’s bank balances exceeded federally insured limits by $17,145,320. The Company’s trade accounts receivable are generally collateralized by merchandise in leased exhibition spaces which is in the Company’s possession.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2003, 2002 and 2001

NOTE K - STOCKHOLDERS’ DEFICIT

The stockholders’ deficit resulted from the payment of dividends substantially in excess of accumulated earnings. The dividends in excess of accumulated earnings were financed, in part, with the proceeds of long-term debt. Although interest on this debt will negatively impact future earnings, management believes, based on projections of future operations and cash flows, that future earnings will provide adequate equity capital for the Company and that operating cash flows will be sufficient to provide for debt service and for the Company’s other financing and investing needs.

NOTE L - CONSTRUCTION COMMITMENTS

At October 31, 2003, the Company had outstanding commitments for building improvements of approximately $1,200,000.

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

Report of Independent Public Accountants

To the Stockholders and Board of Directors of Bassett Furniture Industries, Incorporated:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in the Bassett Furniture Industries, Incorporated Annual Report to Stockholders incorporated by reference in the Form 10-K, and have issued our report thereon dated January 15, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule on page F- is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/    ARTHUR ANDERSEN LLP

Greensboro, North Carolina,

January 15, 2002

Bassett Furniture Industries, Inc.

Schedule II

Analysis of Valuation and Qualifying Accounts

For the Years Ended November 29, 2003, November 30, 2002, and November 24, 2001

(in thousands)

	Balance Beginning Of Period	Additions Charged to Cost and Expenses	Deductions	Other	Balance End Of Period
			(1)
For the Year Ended November 24, 2001:
Reserve deducted from assets to which it applies-
Allowance for doubtful accounts	$6,650	$481	$(4,631)	—	$2,500

Restructuring reserve	$1,343	$2,402	$(3,163)	—	$582

For the Year Ended November 30, 2002:
Reserve deducted from assets to which it applies-
Allowance for doubtful accounts	$2,500	$753	$(651)	—	$2,602

Restructuring reserve	$582	$1,251	$(1,684)	—	$149

For the Year Ended November 29, 2003:
Reserve deducted from assets to which it applies-
Allowance for doubtful accounts	$2,602	$1,655	$(397)	—	$3,860

Restructuring reserve	$149	$3,200	$(3,141)	—	$208

(1)	Deductions are for the purpose for which the reserve was created.

INDEX TO EXHIBITS

Exhibit No.

3B	By-laws as amended

13	Portions of the Bassett Furniture Industries, Incorporated Annual Report to Stockholders for the year ended November 29, 2003

21	List of subsidiaries of registrant

23A	Consent of Independent Auditors

23B	Consent of Independent Auditors

23C	Notice Regarding Lack of Consent of Arthur Andersen

31A	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31B	Certification of Barry C. Safrit, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32B	Certification of Barry C. Safrit, Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002