Form 10-Q
period 2004-02-28
BASSETT FURNITURE INDUSTRIES INC
filed 2004-04-07
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

At February 28, 2004, 11,697,418 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM		PAGE
PART I - FINANCIAL INFORMATION

1.	Financial Statements as of February 28, 2004 (unaudited) and November 29, 2003 and for the quarter ended February 28, 2004 (unaudited) and March 1, 2003 (unaudited)

	Condensed Consolidated Statements of Operations and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

3.	Quantitative and Qualitative Disclosures About Market Risk	22

4.	Controls and Procedures	23

PART II - OTHER INFORMATION

4.	Submission of Matters to a Vote of Security Holders	24

6.	Exhibits and Reports on Form 8-K	24

2 of 29

PART I - FINANCIAL INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED FEBRUARY 28, 2004 AND MARCH 1, 2003 – UNAUDITED

(In thousands except per share data)

Item 1. Financial Statements

	Thirteen Weeks Ended
	February 28, 2004	March 1, 2003
Net sales	$76,568	$77,614
Cost of sales	56,901	57,410

Gross profit	19,667	20,204

Selling, general and administrative	18,496	20,298
Gain on sale of property, net	(3,890)	—
Restructuring and impaired fixed asset charges	2,840	3,200

Operating income (loss)	2,221	(3,294)

Other income, net	1,013	1,142

Income (loss) before income tax (provision) benefit and cumulative effect of accounting change	3,234	(2,152)

Income tax (provision) benefit	(906)	602

Income (loss) before cumulative effect of accounting change	2,328	(1,550)

Cumulative effect of accounting change, net of income tax of $3,200	—	(4,875)

Net income (loss)	$2,328	$(6,425)

Retained earnings-beginning of period	159,487	169,789
Cash dividends	(2,331)	(2,318)
Repurchases of common stock	—	(573)
Issuance of common stock	868	22

Retained earnings-end of period	$160,352	$160,495

Basic earnings (loss) per share	$0.20	$(0.55)

Diluted earnings (loss) per share	$0.20	$(0.55)

Dividends per share	$0.20	$0.20

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2004 AND NOVEMBER 29, 2003

(In thousands)

	(Unaudited) February 28, 2004	November 29, 2003
Assets
Current assets
Cash and cash equivalents	$18,781	$15,181
Accounts receivable, net	40,313	39,230
Inventories	33,865	36,454
Assets held for sale, net	1,868	1,881
Deferred income taxes	5,351	5,307
Other current assets	1,941	4,525

Total current assets	102,119	102,578

Property and equipment
Cost	167,260	167,702
Less accumulated depreciation	121,383	118,902

Total property and equipment	45,877	48,800

Investments	72,839	65,151
Retail real estate, net	32,922	32,930
Notes receivable, net	15,706	15,399
Other, net	13,241	15,522

Total other assets	134,708	129,002

Total assets	$282,704	$280,380

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,712	$15,127
Accrued liabilities	20,812	22,341

Total current liabilities	36,524	37,468

Long-term liabilities
Employee benefits	9,766	9,824
Distributions in excess of affiliate earnings	14,352	13,070

Total long-term liabilities	24,118	22,894

Stockholders’ Equity
Common stock	58,487	58,000
Retained earnings	160,352	159,487
Accumulated other comprehensive income - unrealized holding gains, net of income tax effect	3,223	2,531

Total stockholders’ equity	222,062	220,018

Total liabilities and stockholders’ equity	$282,704	$280,380

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED FEBRUARY 28, 2004 AND MARCH 1, 2003 – UNAUDITED

(In thousands)

	Thirteen Weeks Ended
	February 28, 2004	March 1, 2003
Net income (loss)	$2,328	$(6,425)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,519	2,773
Equity in undistributed income of investments	(1,901)	(1,830)
Provision for writedown of property and equipment	2,103	1,530
Cumulative effect of accounting change, net	—	4,875
Net gain from sale of property and equipment	(3,890)	(13)
Net gain from sales of investments	(349)	—
Provision for losses on trade accounts receivable	90	29
Deferred income taxes	838	(602)
Changes in employee benefit liabilities	(58)	(56)
Changes in operating assets and liabilities, exclusive of assets and liabilities acquired in a business combination:
Trade accounts receivable	(1,173)	(2,856)
Inventories	2,589	(4,830)
Refundable income taxes	—	2,003
Other current assets	554	(539)
Accounts payable and accrued liabilities	(944)	203

Net cash provided by (used in) operating activities	2,706	(5,738)

Investing activities:
Purchases of property and equipment	(2,190)	(1,836)
Proceeds from sales of property and equipment	6,104	183
Proceeds from sales of investments	4,414	17,000
Purchases of investments	(9,414)	(12,000)
Dividends from an affiliate	2,343	1,874
Other, net	614	410

Net cash provided by investing activities	1,871	5,631

Financing activities:
Repayments of long-term debt	—	4,000
Issuance of common stock	1,354	38
Repurchases of common stock	—	(914)
Cash dividends	(2,331)	(2,318)

Net cash (used in) provided by financing activities	(977)	806

Net change in cash and cash equivalents	3,600	699

Cash and cash equivalents, beginning of period	15,181	2,892

Cash and cash equivalents, end of period	$18,781	$3,591

5 of 29

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2004

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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (the “Company”) and its majority owned subsidiaries of which the Company has operating control. In 2003, the Company adopted the Financial Accounting Standards Board (“FASB”) Revised Interpretation No. 46 “Consolidation of Variable Interest Entities,” for LRG Furniture, LLC (“LRG”). (See Note I.) The equity method of accounting is used for the Company’s investments in affiliated companies in which the Company exercises significant influence but does not maintain control.

Note B. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three months ended February 28, 2004 are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended November 29, 2003.

Certain amounts in the 2003 financial statements have been reclassified to more closely conform with the 2004 presentation.

Note C. Stock-Based Compensation:

The Company has elected to continue to account for stock options granted to employees and directors under APB Opinion No. 25 and is required to provide pro forma disclosures of what net income and earnings per share would have been had the Company adopted the fair value method for recognition purposes under SFAS No. 123.

For the quarters ended February 28, 2004 and March 1, 2003, the effect on earnings (loss) per share would be as follows:

	For the Quarter Ended
	February 28, 2004	March 1, 2003
Net income (loss):
As reported	$2,328	$(6,425)
Less: pro forma expense, net of tax, related to stock options	(115)	(119)

Pro forma net income (loss)	$2,213	$(6,544)

Earnings (loss) per share:
As reported
Basic	$0.20	$(0.55)
Diluted	0.20	(0.55)
Pro forma
Basic	0.19	(0.56)
Diluted	0.19	(0.56)

The pro forma results reflect amortization of the fair value of stock options over the vesting period.

6 of 29

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2004

(Dollars in thousands except share and per share data)

Note D. Inventories:

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method.

	February 28, 2004	November 29, 2003
Finished goods	$21,871	$25,488
Work in process	2,710	2,922
Raw materials and supplies	17,252	16,830
Retail merchandise	8,896	8,146

Total inventories on FIFO method	50,729	53,386
LIFO adjustment	(16,864)	(16,932)

Total inventories, net	$33,865	$36,454

Note E. Unconsolidated Affiliated Companies:

The International Home Furnishings Center (“IHFC”) owns and leases showroom floor space in High Point, North Carolina. The Company owned 46.9% of IHFC at February 28, 2004 and March 1, 2003 and accounts for the investment using the equity method since the Company does not maintain operating control of IHFC. The Company’s investment reflects a credit balance of $14,352 and $13,070 at February 28, 2004 and November 29, 2003, respectively, which is reflected in the liabilities section in the accompanying consolidated balance sheets as “distributions in excess of affiliate earnings”. Management has concluded, based on the leases that tenants must sign with IHFC and based on historical earnings that IHFC will generate future earnings in excess of the amounts recorded in the accompanying balance sheets. Based on current and expected future earnings of IHFC, management believes the market value of this investment is positive and substantially greater than its negative book value of $14,352 at February 28, 2004. The Company recorded income from IHFC of $1,061 and $990 in the first three months of 2004 and 2003, respectively. Additionally, the Company received dividends of $2,343 and $1,874 from IHFC in the first three months of 2004 and 2003, respectively. Summarized combined unaudited income statement information for IHFC for the first three months of 2004 and 2003, respectively, is as follows:

	2004	2003
Revenue	$8,816	$8,645
Net income	2,266	2,114

7 of 29

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2004

(Dollars in thousands except share and per share data)

Note F. Comprehensive income:

For the quarters ended February 28, 2004 and March 1, 2003, total comprehensive income (loss), net of tax, was $3,020 and ($6,933), respectively. Included in total comprehensive income (loss) for each quarter was net income (loss) of $2,328 and ($6,425), and unrealized holding gains (losses), net of tax, of $692 and ($508), respectively.

Note G. Restructuring, Impaired Fixed Assets and Other Unusual and Nonrecurring Charges:

During the first quarter of 2004, the Company’s management decided to restructure certain operating facilities and non-core assets. During the first quarter of 2004, the Company announced that it would close its Hiddenite, NC upholstery manufacturing plant and consolidate production into its Newton, NC facility. The land and building are held for sale, and are expected to be sold for an amount greater than net book value. Also during the first quarter, the Company reduced operations and headcount at its Macon, Ga. wood manufacturing facility. This headcount reduction and change in focus of the plant’s operations resulted in significant parts of the plant and machinery and equipment no longer being utilized. The Company also decided to close its BFD retail store located in Hickory, NC. Additionally, the Company chose to hold for sale two plants whose operations ended in 2001 and were idle during 2002 and 2003. Restructuring charges of $2,840 were accrued at the end of the quarter for the above mentioned activities. $2,103 of the $2,840 restructuring charge represents an estimate of the impaired asset write-downs related to these actions. The remaining $737 represents severance and employee benefits for 50 employees associated with the closure of the Hiddenite facility, the restructuring at the Macon facility and related corporate office reductions. The annual depreciation related to the Hiddenite facility was approximately $179. The Company had $533 remaining in restructuring reserves as of February 28, 2004, and expects this amount to be paid out by the end of fiscal 2004.

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

Note H. Contingencies:

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

The Company leases land and buildings that are used in the operation of its Bassett-owned retail stores as well as in the operation of independent and partnership licensee BFD stores. Additionally, the Company leases showroom space from IHFC, which is priced at the market rate. Lease terms range from three to 15 years and generally have renewal options of between five and 15 years. The Company had obligations of $62,278 and $57,027 at February 28, 2004 and November 29, 2003 respectively, for future minimum lease payments under non-cancelable leases having remaining terms in excess of one year.

As part of the Company’s expansion strategy for its retail stores, Bassett has guaranteed certain lease obligations of licensee operators of the Bassett Furniture Direct program. Lease guarantees range from one to ten years. The Company was contingently liable under licensee lease obligation guarantees in the amount of $25,227 and $20,368 at February 28, 2004 and November 29, 2003, respectively.

8 of 29

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2004

(Dollars in thousands except share and per share data)

The Company has also guaranteed loans from a bank to certain of its BFD dealers to finance initial inventory packages for those stores. The total contingent liability with respect to these loan guarantees as of February 28, 2004 and November 29, 2003 was $10,518 and $7,894, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, the Company believes that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer (the proceeds of which are estimated to cover the maximum amount of the Company’s future payments under the guarantee obligations). The fair value of guarantees at February 28, 2004 and November 29, 2003 were $1,360 and $1,261 respectively, and are recorded in accrued liabilities in the accompanying balance sheets.

Note I. Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation of certain business enterprises (“variable interest entities” or “VIEs”), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its equity investments, among other interests, to determine if they are variable interest entities. As defined in FIN 46, VIEs are contractual, ownership or other interests in an entity that change with the changes in the entity’s net asset value. Variable interests in an entity may arise from guarantees, leases, borrowings and other arrangements with the VIE. An entity that will absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the VIE. The primary beneficiary must include the VIE’s assets, liabilities and results of operations in its consolidated financial statements.

On December 24, 2003, the FASB issued a revision of the Interpretation (the “Revised Interpretation” or “FIN 46R”.) The Revised Interpretation modified both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supercedes the original Interpretation No. 46 to include (1) deferring the effective date for certain VIEs, (2) providing additional scope exceptions for certain VIEs, (3) clarifying the impact of troubled debt restructurings on the requirements to consider (a) whether an entity is a VIE or (b) which party is a primary beneficiary, and (c) providing additional guidance on what constitutes a variable interest. Under the Revised Interpretation, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of the revised Interpretation.

The Company completed the assessment for one licensee, LRG, and has concluded that LRG is a VIE for whom the Company is the primary beneficiary and accordingly adopted FIN 46R for LRG in the fourth quarter of fiscal year 2003. Adopting FIN 46R for LRG required the Company to consolidate LRG as of the beginning of 2003. Upon consolidation of LRG, the Company recognized a cumulative effect of an accounting change, amounting to $4,875 (net of income taxes of $3,200) or $.42 per diluted share.

The Company is currently analyzing its two partnership licensees and its independent licensees under the requirements of the Revised Interpretation. All of these licensees operate as Bassett Furniture Direct stores and are furniture retailers. The Company sells furniture to these licensees, and has some or all of the following with these licensees: lease guarantees, loan guarantees, notes and accounts receivable. The Company has not completed the complex analysis required by FIN 46R and therefore has not determined whether any of these licensees or any other affiliated entities will need to be consolidated based on the interpretation. Consistent with the Company’s critical accounting policies, the Company has recorded reserves for potential exposures related to these licensees. See Note H for disclosure of leases, lease guarantees and loan guarantees. The Company will be required to adopt the provisions of FIN 46R in the second quarter of fiscal 2004.

9 of 29

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2004

(Dollars in thousands except share and per share data)

Note K. Earnings (loss) per share:

The following reconciles basic and diluted earnings (loss) per share:

	Net Income (Loss)	Weighted Average Shares	Earnings (Loss) per share
For the quarter ended February 28, 2004

Net income available to common stockholders	$2,328	11,631,995	$0.20
Add effect of dilutive securities:
Options	—	188,454	—

Diluted earnings per share	$2,328	11,820,449	$0.20

For the quarter ended March 1, 2003

Net loss available to common stockholders	$(6,425)	11,642,964	$(0.55)
Add effect of dilutive securities:
Options	—	5,734	—

Diluted loss per share	$(6,425)	11,648,698	$(0.55)

Options to purchase 1.6 million and 1.9 million shares of common stock were outstanding during the first quarters of 2004 and 2003, respectively, which could potentially dilute basic EPS in the future.

Common stock equivalent shares are excluded from the computations if their effect is anti-dilutive. The effect of stock options is not included in the diluted computation for periods in which a loss occurs because to do so would have been anti-dilutive.

10 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2004

(Dollars in thousands except share and per share data)

Note L. Segment Information:

Segment information for the periods ended February 28, 2004 and March 1, 2003 was as follows:

For the quarter ended February 28, 2004

	Wood	Imports	Upholstery	Other	Wholesale
Net sales	$31,424	$11,587	$24,407	$2,709	$70,127
Operating income (loss)	2,376	2,023	3,247	(6,286)	1,360
Depreciation and amortization	775	—	248	1,392	2,415
Capital expenditures	211	—	127	1,842	2,180

	Wholesale	Retail	Inter-Company Elimination	Gain and Restructuring	Consolidated
Net sales	$70,127	$12,238	$(5,797)	$—	$76,568
Operating income (loss)	1,360	(213)	24	1,050	2,221
Depreciation and amortization	2,415	104	—	—	2,519
Capital expenditures	2,180	10	—	—	2,190

For the quarter ended March 1, 2003

	Wood	Imports	Upholstery	Other	Wholesale
Net sales	$33,148	$11,152	$24,629	$2,194	$71,123
Operating income (loss)	2,406	2,467	3,373	(7,280)	966
Depreciation and amortization	824	—	228	1,635	2,687
Capital expenditures	298	—	302	1,189	1,789

	Wholesale	Retail	Inter-Company Elimination	Restructuring	Consolidated
Net sales	$71,123	$13,464	$(6,973)	$—	$77,614
Operating income (loss)	966	(991)	(69)	(3,200)	(3,294)
Depreciation and amortization	2,687	86	—	—	2,773
Capital expenditures	1,789	47	—	—	1,836

The Company’s primary business is wholesale home furnishings. The wholesale home furnishings business is involved principally in the design, manufacture, sale and distribution of furniture products to a network of independently-owned stores and stores owned by the Company and affiliates of the Company. The wood segment is engaged in the manufacture and sale of wood furniture to independent and affiliated retailers. The upholstery segment is involved in the manufacture and sale of upholstered frames and cut upholstery items having a variety of frame and fabric options. The import segment sources product principally from Asia and sells these products to independent and affiliated retailers. The Company’s other business segment consists of other corporate support functions, including certain selling, general and administrative expenses and a contemporary furniture business. The retail segment consists of 13 corporately owned retail stores in North Carolina, Texas and Nevada. Inter-company elimination reflects the embedded wholesale revenue and profit in the Company-owned store inventory that has not been realized. Operating income by business segment is defined as sales less direct operating costs and expenses.

11 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2004

(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bassett Furniture Industries Incorporated, based in Bassett, Va., is a leading manufacturer and marketer of branded home furnishings. Bassett’s products, designed to provide quality, style and value, are sold through Bassett Furniture Direct ® stores (BFDs), At Home with Bassett ® galleries, and other furniture and department stores. Bassettbaby ® products are sold through department stores.

The Bassett Furniture Direct (BFD) store program, which began in 1997, entailed not only the creation of a new prototype store, but also includes an internal, cultural transformation aimed at re-focusing company practices and strategies to the ultimate end user, the consumer. The strategy also focused on re-styling the Bassett lines and suites with accessories. Bassett Furniture Direct acts as both a furniture design center and a moderate price point leader - two characteristics that combined with custom product and quick delivery allows the Company to offer a unique selling proposition in the furniture industry.

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

An increasingly important component of the Company’s balance sheet is retail real estate. The Company expects to continue to invest in high quality retail real estate as the BFD store program continues to expand. The Company will continue to provide various forms of assistance to procure retail real estate for licensees of BFD stores with a focus on lease/sub-lease arrangements.

In fiscal 2004, the Company has three key areas of focus: one, continuing to improve and expand the BFD store network through additions of high quality dealers and new stores, two, continued emphasis on better value and service to our customers, and three, to improve the financial performance of the wood division through continued gains in productivity and cost management.

12 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2004

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

Consolidation – The consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated and its majority-owned subsidiaries for whom the Company has operating control. In 2003, the Company adopted Revised FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN46R), for LRG Furniture, LLC (LRG). (See Note I to the Condensed Consolidated Financial Statements.)

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

Inventories - Inventories are stated at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out method. The cost of imported inventories is determined on a first-in, first-out basis. The Company estimates an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Investments – Investments are marked-to-market and recorded at their fair value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold.

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

13 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2004

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

Results of Operations – Quarter ended February 28, 2004 compared with quarter ended March 1, 2003

In the first quarter of 2004, the Company reported net sales of $76,568, a decrease of 1.3% from $77,614 reported for the first quarter of 2003. The net growth in the Company’s ongoing distribution channels, fueled by increased shipments to BFDs and greater demand for juvenile products, offset most of the expected $3.8 million sales decrease with JCPenney. Comparative sales decreases related to JC Penney should end in the second quarter of 2004, as the last quarter with large sales to JC Penney was the first quarter of 2003. The Company expects growth in the BFD channel in 2004 to more than offset sales losses related to JCPenney.

The Company has continued its drive to open BFD stores. The Company had 103 and 88 BFD stores in operation at February 28, 2004 and March 1, 2003, respectively, which included opening 6 additional stores in the first quarter of 2004. The BFD stores accounted for 53% and 47% of the Company’s total sales for the first quarter of 2004 and 2003, respectively.

The Company has seen additional distribution and increased demand for Bassetbaby® brand products especially with the three largest Bassettbaby® customers, Babies R Us, Burlington Coat Factory and Target. The Company has continued to introduce new products and views this category as an important means of introducing the Bassett brand to younger consumers

14 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross margin; selling, general and administrative (S,G&A) expenses; and operating income (loss) as a percentage of net sales were as follows for the quarters ended February 28, 2004, and March 1, 2003:

	For the Quarter Ended
	February 28, 2004	March 1, 2003
Gross margin	25.7%	26.0%
S,G&A	(24.2%)	(26.2%)
Gain on sale of property, net	5.1%	n/a
Restructuring and impaired fixed asset charges	(3.7%)	(4.1%)
Operating income (loss)	2.9%	(4.2%)

Gross margin was slightly lower in the first quarter of 2004 as compared to the first quarter of 2003. The Wood Division experienced fairly flat margins in the first quarter of 2004 as compared to the first quarter of 2003, based on slightly lower sales, offset by certain cost reductions. The Upholstery Division experienced improved margins primarily through continued gains in operating efficiencies and cost reduction measures. The Import division experienced reduced margins due to slight increases in freight costs and more competitively priced products being sold. Gross margin for the three month period ended February 28, 2004 remained consistent with the same period of the prior year, as a result of lower retail sales, which typically have higher gross margins, and decreased margins for the Import Division being offset by slightly increased margins for the Upholstery Division.

S,G&A expenses were 24.2% of sales for the first quarter of 2004 compared to 26.2% for the first quarter of 2003. The Company’s total S,G&A spending decreased from $20,298 in the first quarter of 2003 to $18,496 for the first quarter of 2004 primarily due to improvements in the cost structure and reductions in discretionary spending in the Retail Division. The Company continues to closely monitor discretionary spending of all of its divisions and search for opportunities to reduce costs.

During the fourth quarter of 2003, the Company consummated a transaction to sell its former California upholstery manufacturing facility to a third party. The transaction was consummated through a short-term note issued to the Company which matured in February 2004. The Company deferred the recognition of the gain on this transaction until the proceeds were received due to the nature of the financing of the transaction. The Company recorded a $2,583 note receivable, net of the deferred gain, in other current assets in the November 29, 2003 balance sheet. During the first quarter of 2004, the Company received the proceeds from this transaction and recognized a $3,890 gain.

During the first quarter of 2004, the Company announced that it would close its Hiddenite, NC upholstery manufacturing plant and consolidate production into its Newton, NC facility. The Company also restructured the operations of its Macon, Ga. wood manufacturing plant and made plans to sell certain non-core assets. Restructuring charges of $2,840 were accrued at the end of the quarter which primarily related to the impairment of fixed assets and severance and employee benefits. $2,103 of the $2,840 restructuring charge represents an estimate of the impaired asset write-down of the Macon, Ga. facility and certain other non-core assets. The remaining $737 represents severance and employee benefits for approximately 50 employees associated with the closure of the Hiddenite, NC facility, restructuring of the Macon, Ga. facility and also additional headcount reductions at the corporate office related to the reduced operations of these two plants.

Other income was $1,013 and $1,142 for the first quarter of 2004 and 2003, respectively. Included in other income are the Company’s regular investment earnings, earnings or losses from unconsolidated affiliated companies, real estate earnings or losses and interest expense primarily related to long-term borrowings and employee retirement obligations. Other income is expected to continue to be an integral component of the Company’s future earnings.

15 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The effective tax rate was 28% in the first quarter of 2004 and 2003. The effective tax rates for the first quarters of 2004 and 2003 are lower than the statutory federal income tax rate due principally to dividends received deductions from the Company’s investment in IHFC.

In 2003, the Company adopted FIN 46R for LRG which required consolidation of the results and financial position of LRG into the Company’s results and financial position as of the beginning of fiscal 2003. Upon adoption of FIN 46R, the Company recorded a charge of $4,875 (net of income taxes) related to the cumulative effect of this accounting change in the first quarter of 2003.

For the quarter ended February 28, 2004, net income was $2,328 or $.20 per diluted share, compared to net loss of ($6,425) or ($.55) per diluted share for the quarter ended March 1, 2003.

Segment Information

The following is a discussion of operating results for each of Bassett’s business segments. The Company’s corporate spending is not allocated to the Company’s operating business segments but is included in the “other” category to reconcile segment information to the consolidated financial statements.

	Quarter Ended
Wood Division	February 28, 2004	March 1, 2003
Net sales	$31,424	$33,148
Contribution to profit and overhead	$2,376	$2,406

Wood Division net sales decreased in the first quarter of 2004 from levels attained in the first quarter of 2003 due to the continued erosion of department store sales, the continued overall soft retail furniture environment and a continued shift from domestic production to imported product. In an effort to improve sales and margins in this segment, the Company is introducing new products, opening more BFD stores, repositioning the division through cost reduction initiatives, as well as improving quality and service. The Macon, Ga. wood manufacturing plant was restructured in the first quarter of 2004 in an effort to re-focus the facility on core competencies.

Contribution to profit and overhead is defined by the Company as gross profit less direct divisional operating expenses, but excluding any allocation of corporate overhead expenses, interest expense, or income taxes. Wood Division contribution to profit and overhead remained basically flat from the first quarter of 2003 (7.6% of sales for the first quarter of 2004 and 7.3% of sales for the first quarter of 2003. Sales improvement (if realized) and completion of implementation of cost cutting initiatives are expected to improve operating results for this division in subsequent quarters.

16 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Quarter Ended
Import Division	February 28, 2004	March 1, 2003
Net sales	$11,587	$11,152
Contribution to profit and overhead	$2,023	$2,467

Net sales for the Import Division increased 3.9% in the first quarter of 2004 compared to the first quarter of 2003 as the Company continued to increase the number of outsourced products that were previously manufactured domestically. Additionally, the sales of the Company’s Bassettbaby® brand products have significantly increased, especially those sales to the three largest Bassettbaby® customers, Babies R Us, Burlington Coat Factory and Target. The Company expects the sales of the Import Division to continue to increase, which should, in turn, have a positive impact on the Company’s overall margin position. The division has benefited from the Company’s decision to outsource certain wood furniture previously manufactured domestically. Notable among the wood furniture now imported are six bedroom groups, occasional tables and cribs. The products of the Import Division will continue to supplement the product offerings of the other divisions, as well as include complete suites of bedroom and dining room furniture.

Import Division contribution to profit and overhead decreased from 22.1% of net sales in the first quarter of 2003 to 17.5% of net sales in 2004 due to more competitively priced products being sold as the Company continues to liquidate slow moving products. The Import Division has also made improvements in sales forecasting and planning of future purchases to better manage inventories of imported product, which typically have longer lead times than domestically manufactured products.

	Quarter Ended
Upholstery Division	February 28, 2004	March 1, 2003
Net sales	$24,407	$24,629
Contribution to profit and overhead	$3,247	$3,373

Net sales for the Upholstery Division decreased by 0.9% for the first quarter of 2004 compared to the first quarter of 2003. This decrease is primarily indicative of the timing of certain new upholstery product offerings being outsourced as compared to previously being manufactured domestically. The division’s product offerings have been bolstered by products with more contemporary styling at better price points. The Company has also implemented a quick ship delivery program for certain dealers that guarantees delivery of furniture to the customer within thirty days. The Company is focusing upholstery distribution to its BFD stores, its AtHome with Bassett galleries, and several other major customers.

Contribution to profit and overhead decreased from 13.7% of net sales for the first quarter of 2003 to 13.3% of net sales for the first quarter of 2004. The decrease was primarily due to lower sales volumes in 2004 as compared to 2003. During the first quarter of 2004, the Company closed the Hiddenite, NC facility and consolidated those operations into the Newton, NC facility. Management of the Upholstery Division expects this reduction in capacity to allow for continued improvements in efficiencies and operating results.

17 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Quarter Ended
Retail Division	February 28, 2004	March 1, 2003
Net sales	$12,238	$13,464
Contribution to profit and overhead	$(213)	$(991)

Net sales for the Retail division decreased by 9.1% from the first quarter of 2003 to the first quarter of 2004. This decrease is primarily due to the Company owning and operating two more stores in the first quarter of 2003 as compared to the first quarter of 2004. These two BFD stores located in Richmond, Va. were sold to an independent third party in November of fiscal 2003.

For the first quarter of 2004, the Retail Division was comprised of seven stores in Texas (LRG) and six Company owned stores (four in North Carolina and two in Nevada.) For the first quarter of 2003, the Retail Division was comprised of seven stores in Texas (LRG), two stores in Nevada (LRG) and six Company-owned stores (four in North Carolina and two in Virginia.) In November 2003, the Company sold the two stores in Virginia to an independent third party and acquired the two stores in Nevada from LRG.

In the first quarter of 2004, LRG’s stores (Texas stores) experienced modest sales increases as improvements in the Texas economy and changes in advertising and promotions led to increased traffic. Additionally, LRG realized the benefits of reorganization efforts undertaken in 2003 to lower LRG’s cost structure and allow for more focus on the operations of the stores in Texas. LRG recognized income of $174 in the first quarter of 2004 as compared to losses of ($547) in the first quarter of 2003.

The Company’s retail growth strategy is primarily centered on opening independently owned BFD stores and not increasing its Bassett-owned retail stores. The Company believes that local management with furniture experience, ownership interest and a passion for furniture retailing is key to the success of the BFD stores.

18 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Bassett’s February 28, 2004 balance sheet, with no debt and a sizeable investment portfolio, remains strong and continues to bolster its retail growth strategy. Bassett’s primary sources of funds have been its cash flow from operations, a bank line of credit, and its investment portfolio. The primary sources of cash for the first quarter of fiscal 2004 were reductions in working capital (primarily imported inventories), collection of payment from the sale of the California upholstery facility, and dividends from an affiliate.

The current ratio as of February 28, 2004, and November 29, 2003, respectively, was 2.80 to 1 and 2.74 to 1. Working capital at February 28, 2004 was $65,595 compared to $65,110 at November 29, 2003.

Cash provided by operating activities was $2,706 for the quarter ended February 28, 2004, compared to cash used in operating activities of ($5,738) for the quarter ended March 1, 2003. The primary reason for this change was a decrease in inventories in the first quarter of 2004 versus an increase in inventories in the first quarter of 2003. The decrease in inventories in the first quarter of 2004 was primarily related to import inventories where delays in receiving sourced products were experienced and a continued effort was made to reduce inventory levels through better planning and more competitively priced products. The increase in the first quarter of 2003 was primarily due to increases in both imported and domestic product in anticipation of increased demand. The Company anticipates an increase in inventories in 2004 as business conditions improve and sourced products that were delayed in the first quarter of 2004 are received.

Net cash provided by investing activities was $1,871 for the quarter ended February 28, 2004. The Company invested $2,190 in property and equipment in the first quarter of 2004 for retail real estate, information systems, and various manufacturing equipment. Dividends from the Company’s equity investments have totaled $2,343 for the first quarter of fiscal 2004. During the first quarter of 2004, the Company also collected the proceeds from the sale of its former California upholstery manufacturing facility. As part of management’s on-going review of investment strategies and performance, the Company invested an additional $5,000, which came from both sales of existing investments and cash generated through operations, into its investment portfolio in the first quarter of 2004. Additionally, one of the Company’s investment money managers routinely repositions the Company’s investments, resulting in moderate amounts of purchases and sales of investment securities in the ordinary course of business. In the first quarter of 2003, the Company reallocated funds within the Bassett Industries Alternative Asset Fund (BIAAF) in addition to withdrawing $17,000 of this investment. Also in the first quarter of 2003, management re-invested $12,000 with a different money manager principally in treasuries and corporate bonds. These marketable securities are classified as investments in the accompanying condensed consolidated balance sheet.

Dividends from an affiliate represent cash distributions from the Company’s investment in IHFC. The Company’s investment in IHFC reflects a credit balance and is shown in the liabilities section of the Company’s balance sheet as distributions in excess of affiliate earnings. Based on current and expected future earnings of IHFC, management believes that the market value of this investment is positive and substantially greater than its current negative book value. The financial statements of IHFC are included in the Company’s Annual Report on Form 10-K.

19 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cash used in financing activities was $977 in the first quarter of 2004. Cash dividends to shareholders were the primary use of cash in the first quarter of 2004. The primary source of cash from financing activities in the first quarter of 2004 was proceeds from exercises from the Company’s employee stock option plan. During and at the end of the first quarter of 2004, the Company had no borrowings against its credit facility. During the first quarter of 2003 the Company borrowed $4,000 on this facility, to bring the balance of long-term debt outstanding at the end of the first quarter of 2003 to $7,000. The Company purchased and retired 68,278 shares of its Common Stock for $914 during the first quarter of 2003. These purchases were part of the Company’s stock repurchase program, approved in fiscal 1998, which allows the Company to repurchase up to $40,000 in Company stock. During the first quarter of 2004, the Company did not purchase any of its Common Stock. There was $10,000 remaining under the stock repurchase program at February 28, 2004. Issuance of shares of Common Stock in 2004 related principally to the Company’s employee stock option plan with some issuances related to the Company’s employee stock purchase plan. Dividends in the amount of $.20 per share were paid in the first quarters of 2004 and 2003.

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

As part of the plan to restructure LRG, the Company is negotiating to acquire the real estate for up to five stores currently leased by LRG. This plan includes anticipated acquisitions of approximately $19,000 of retail real estate and may include the assumption of mortgage debt of $16,000. The acquisition of these properties, if successful, is expected to occur in the second and third quarters of fiscal 2004.

20 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2004

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

The Company leases land and buildings that are used in the operation of its Bassett-owned retail stores as well as in the operation of independent and partnership licensee BFD stores. Additionally, the Company leases showroom space from IHFC, which is priced at the market rate. Lease terms range from three to 15 years and generally have renewal options of between five and 15 years. At February 28, 2004, the Company had obligations of $62,278 and $57,027 at February 28, 2004 and November 29, 2003, respectively, for future minimum lease payments under non-cancelable leases having remaining terms in excess of one year.

As part of the Company’s expansion strategy for its retail stores, Bassett has guaranteed certain lease obligations of licensee operators of the Bassett Furniture Direct program. Lease guarantees range from one to ten years. The Company was contingently liable under licensee lease obligation guarantees in the amount of $25,227 and $20,368 at February 28, 2004 and November 29, 2003, respectively.

The Company has also guaranteed loans from a bank to certain of its BFD dealers to finance initial inventory packages for those stores. The total contingent liability with respect to these loan guarantees as of February 28, 2004 and November 29, 2003 was $10,518 and $7,894, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, the Company believes that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer (the proceeds of which are estimated to cover the maximum amount of the Company’s future payments under the guarantee obligations). The fair value of guarantees at February 28, 2003 and November 29, 2003 were $1,360 and $1,261 respectively, and are recorded in accrued liabilities in the accompanying balance sheets.

21 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2004

(Dollars in thousands except share and per share data)

Item 3. Quantitative and Qualitative Disclosure About Market Risk:

The Company is exposed to market risk for changes in market prices of its various types of investments. The Company’s investments include marketable securities and an investment partnership. The Company does not use these securities for trading purposes and is not party to any leveraged derivatives.

The Company’s marketable securities portfolio, which totaled $28,130 at February 28, 2004, is diversified among seven different money managers and over twenty-five different medium to large capitalization interests. Although there are no maturity dates for the Company’s equity investments, management has plans to liquidate its current marketable equity securities portfolio on a scheduled basis over the next four to five years. Maturity dates on other investments in the portfolio range from two to five years.

The Bassett Industries Alternative Asset Fund L.P (BIAAF) was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of BIAAF. The Company and the General Partner are currently the only two partners. The objective of BIAAF is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In addition, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. The Company’s investment in BIAAF, which totaled $44,709 at February 28, 2004, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest, market currency rates, and liquidity. The Company accounts for the investments by marking them to market value each month based on the net asset values provided by the General Partner. The hedge funds and portfolio managers provide the General Partner with estimated net asset values on a monthly basis that represents the amount the partnership would receive if it were to liquidate its investments in the investee funds. The partnership may redeem part of its investments as of the end of each quarter or calendar year, with no less than 45 days prior written notice.

22 of 29

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2004

(Dollars in thousands except share and per share data)

Item 4. Controls and Procedures:

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level. There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Management’s discussion and analysis of financial condition and results of operations and other sections of this quarterly report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•	competitive conditions in the home furnishings industry

•	general economic conditions that are less favorable than expected

•	overall consumer demand for home furnishings

•	timing and number of new BFD openings and closings

•	not fully realizing cost reductions through restructurings

•	the profitability of licensed and Company-owned BFD stores

•	cost and availability of raw materials and labor

•	effectiveness of marketing and advertising campaigns

•	information and technology advances

•	ability to execute new global sourcing strategies

•	performance of the Company’s investment portfolio

•	potential imposition of duties in imported product

23 of 29

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2004

Item 4. Submission of Matters to a Vote of Security Holders:

The stockholders were asked to vote on two proposals at the Annual Meeting of Stockholders held on February 24, 2004: (1) election of nine directors and (2) ratification of the selection of Ernst & Young LLP as independent public accountants for the fiscal year ended November 27, 2004.

The results of the votes by the stockholders were as follows:

(1) Election of Directors

	Voted For	Withheld
Peter W. Brown, M.D.	9,470,931	77,022
Willie D. Davis	8,499,643	1,048,310
Alan T. Dickson	8,085,564	1,462,389
Paul Fulton	9,435,595	112,357
Howard H. Haworth	9,462,451	72,580
Michael E. Murphy	9,444,751	90,280
Dale C. Pond	9,462,451	72,580
Robert H. Spilman, Jr.	9,458,149	76,882
David A. Stonecipher	9,444,941	90,090

(2) Ratification of Ernst & Young LLP as independent public accountants for the fiscal year ended November 27, 2004:

Voted for – 9,463,266; against – 66,790; abstained and broker non votes – 4,974

Item 6. Exhibits and Reports on Form 8-K:

a. Exhibits:

Exhibit 3a – Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

Exhibit 3b – Amendment to By-laws are incorporated herein by reference to Form 10-K for the fiscal year ended November 29, 2003.

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b – Chief Financial Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K:

The Company has furnished to the SEC the following Current Reports on Form 8-K. The reports listed below are not deemed “filed” for any purpose under the Exchange Act:

Current Report on Form 8-K dated January 9, 2004, containing a press release relating to, among other things, the financial results for the fiscal year 2003, which ended November 29, 2003.

24 of 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H. Spilman, Jr.
Robert H. Spilman Jr., President and Chief Executive Officer
April 7, 2004

/s/ Barry C. Safrit
Barry C. Safrit, Vice President and Chief Financial Officer
April 7, 2004

25 of 29