Form 10-Q
period 2004-05-29
BASSETT FURNITURE INDUSTRIES INC
filed 2004-07-09
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

At May 29, 2004, 11,681,792 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM		PAGE
	PART I - FINANCIAL INFORMATION

1.	Financial Statements as of May 29, 2004 (unaudited) and November 29, 2003 and for the six months and quarter ended May 29, 2004 (unaudited) and May 31, 2003 (unaudited)

	Condensed Consolidated Statements of Operations and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

3.	Quantitative and Qualitative Disclosures About Market Risk	23

4.	Controls and Procedures	24

	PART II - OTHER INFORMATION

2.	Change in Securities, Use of Proceeds, Issuer Purchases of Equity Securities	25

6.	Exhibits and Reports on Form 8-K	25

2 of 26

PART I – FINANCIAL INFORMATION

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED MAY 29, 2004 AND MAY 31, 2003 – UNAUDITED

(In thousands except per share data)

Item 1. Financial Statements

	Six Months Ended		Quarter Ended
	26 Weeks	26 Weeks	13 Weeks	13 Weeks
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Net sales	$156,923	$154,480	$80,355	$76,866
Cost of sales	116,837	114,728	59,936	57,318

Gross profit	40,086	39,752	20,419	19,548

Selling, general and administrative	38,280	40,288	19,783	19,990
Gain on sale of property, net	(3,890)	—	—	—
Restructuring and impaired asset charges	2,840	3,200	—	—

Operating income (loss)	2,856	(3,736)	636	(442)

Other income, net	2,914	2,963	1,901	1,821

Income (loss) before income tax (provision) benefit and cumulative effect of accounting change	5,770	(773)	2,537	1,379

Income tax (provision) benefit	(1,557)	416	(652)	(186)

Income (loss) before cumulative effect of accounting change	4,213	(357)	1,885	1,193

Cumulative effect of accounting change, net of income tax benefit of $3,200	—	(4,875)	—	—

Net income (loss)	$4,213	$(5,232)	$1,885	$1,193

Retained earnings-beginning of period	159,487	169,789	160,352	160,495
Cash dividends	(4,670)	(4,634)	(2,339)	(2,316)
Issuance of common stock	1,128	56	260	34
Share repurchases	(548)	(578)	(548)	(5)

Retained earnings-end of period	$159,610	$159,401	$159,610	$159,401

Basic earnings (loss) per share	$0.36	$(0.45)	$0.16	$0.10

Diluted earnings (loss) per share	$0.36	$(0.45)	$0.16	$0.10

Dividends per share	$0.40	$0.40	$0.20	$0.20

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 26

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 29, 2004 AND NOVEMBER 29, 2003

(In thousands)

	(Unaudited) May 29, 2004	November 29, 2003
Assets
Current assets
Cash and cash equivalents	$12,982	$15,181
Accounts receivable, net	40,184	39,230
Inventories	35,634	36,454
Assets held for sale, net	831	1,881
Deferred income taxes	4,600	5,307
Other current assets	2,438	4,525

Total current assets	96,669	102,578

Property and equipment
Cost	166,130	167,702
Less accumulated depreciation	121,724	118,902

Total property and equipment	44,406	48,800

Investments	74,699	65,151
Retail real estate, net	41,758	32,930
Notes receivable, net	14,886	15,399
Other, net	14,286	15,522

Total other assets	145,629	129,002

Total assets	$286,704	$280,380

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,625	$15,127
Accrued liabilities	23,024	22,341

Total current liabilities	36,649	37,468

Long-term liabilities
Employee benefits	9,598	9,824
Real estate notes payable	7,219	—
Distributions in excess of affiliate earnings	12,565	13,070

Total long-term liabilities	29,382	22,894

Stockholders’ Equity
Common stock	58,409	58,000
Retained earnings	159,610	159,487
Accumulated other comprehensive income - unrealized holding gains, net of income tax effect	2,654	2,531

Total stockholders’ equity	220,673	220,018

Total liabilities and stockholders’ equity	$286,704	$280,380

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 26

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 29, 2004 AND MAY 31, 2003 - UNAUDITED

(In thousands)

	Twenty-Six Weeks Ended
	May 29, 2004	May 31, 2003
Net income (loss)	$4,213	$(5,232)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,959	5,441
Equity in undistributed income of investments	(5,061)	(4,237)
Provision for writedown of property and equipment	2,103	1,530
Cumulative effect of accounting change, net	—	4,875
Net gain from sale of property and equipment	(3,890)	—
Net gain from sales of investments	—	(14)
Provision for losses on trade accounts receivable	550	256
Deferred income taxes	707	(416)
Changes in employee benefit liabilities	(226)	(113)
Changes in operating assets and liabilities, exclusive of assets and liabilities acquired in a business combination:
Trade accounts receivable	(1,504)	(723)
Inventories	820	(2,221)
Refundable income taxes	—	3,511
Other current assets	60	156
Accounts payable and accrued liabilities	(819)	(1,962)

Net cash provided by operating activities	1,912	851

Investing activities:
Purchases of property and equipment	(5,356)	(3,326)
Proceeds from sales of property and equipment	8,081	372
Proceeds from sales of investments	10,482	17,000
Purchases of investments	(16,982)	(12,000)
Dividends from an affiliate	2,343	1,874
Other, net	1,002	362

Net cash (used in) provided by investing activities	(430)	4,282

Financing activities:
Borrowings under revolving credit arrangement	—	4,000
Issuance of common stock	1,761	110
Repurchases of common stock	(772)	(924)
Cash dividends	(4,670)	(4,634)

Net cash used in financing activities	(3,681)	(1,448)

Net change in cash and cash equivalents	(2,199)	3,685

Cash and cash equivalents, beginning of period	15,181	2,892

Cash and cash equivalents, end of period	$12,982	$6,577

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 26

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 29, 2004

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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (the “Company”) and its majority owned subsidiaries of which the Company has operating control. In 2003, the Company adopted the Financial Accounting Standards Board (“FASB”) Revised Interpretation No. 46 “Consolidation of Variable Interest Entities,” (‘FIN46R’) for LRG Furniture, LLC (“LRG”). In the second quarter of 2004, the Company adopted FIN46R for all other entities with business relationships with the Company. (See Note J). The equity method of accounting is used for the Company’s investments in affiliated companies in which the Company exercises significant influence but does not maintain control, unless consolidated pursuant to FIN46R.

Note B. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and six months ended May 29, 2004 are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended November 29, 2003.

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

For the six months and quarters ended May 29, 2004 and May 31, 2003, the effect on earnings (loss) per share would be as follows:

	For the Six Months Ended		For the Quarter Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Net income (loss):
As reported	$4,213	$(5,232)	$1,885	$1,193
Less: pro forma expense, net of tax, related to stock options	(838)	(248)	(720)	(138)

Pro forma net income (loss)	$3,375	$(5,480)	$1,165	$1,055

Earnings (loss) per share:
As reported
Basic	$0.36	$(0.45)	$0.16	$0.10
Diluted	0.36	(0.45)	0.16	0.10
Pro forma
Basic	0.29	(0.47)	0.10	0.09
Diluted	0.29	(0.47)	0.10	0.09

The pro forma results reflect amortization of the fair value of stock options over the vesting period.

6 of 26

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 29, 2004

(Dollars in thousands except share and per share data)

Note D. Inventories:

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method.

	May 29, 2004	November 29, 2003
Finished goods	$26,974	$25,488
Work in process	2,451	2,922
Raw materials and supplies	15,723	16,830
Retail merchandise	7,371	8,146

Total inventories on FIFO method	52,519	53,386
LIFO adjustment	(16,885)	(16,932)

Total inventories, net	$35,634	$36,454

Note E. Unconsolidated Affiliated Companies:

The International Home Furnishings Center (“IHFC”) owns, and leases floor space in, a showroom facility in High Point, North Carolina. The Company owned 46.9% of IHFC at May 29, 2004 and May 31, 2003 and accounts for the investment using the equity method since the Company does not maintain operating control of IHFC. The Company’s investment reflects a credit balance of $12,565 and $13,070 at May 29, 2004 and November 29, 2003, respectively, which is reflected in the liabilities section in the accompanying consolidated balance sheets as “distributions in excess of affiliate earnings”. Management has concluded, based on the leases that tenants must sign with IHFC and based on historical earnings that IHFC will generate future earnings in excess of the amounts recorded in the accompanying balance sheets. Based on current and expected future earnings of IHFC, management believes the market value of this investment is positive and substantially greater than its negative book value of $12,565 at May 29, 2004. The Company recorded income from IHFC of $1,787 and $1,684 in the second quarter of 2004 and 2003, respectively and $2,848 and $2,674 in the first six months of 2004 and 2003, respectively. Additionally, the Company received dividends of $2,343 and $1,874 from IHFC in the first six months of 2004 and 2003, respectively. Summarized combined unaudited income statement information for IHFC for the first six months of 2004 and 2003, respectively, is as follows:

	2004	2003
Revenue	$21,580	$21,149
Operating income	14,755	14,145
Net income	6,080	5,707

7 of 26

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 29, 2004

(Dollars in thousands except share and per share data)

Note F. Real estate notes payable:

During the second quarter of 2004, the Company acquired from a real estate developer in Texas, two real estate properties utilized by Bassett Furniture Direct (BFD) stores. These two properties were acquired through cash payments of $1,283 and assumption of mortgages totaling $7,506. These mortgages are payable over a period of six years and have interest rates of 8.28%. The current portion of these notes, $274, has been included as a current liability in accrued liabilities in the accompanying condensed consolidated balance sheet.

Note G. Comprehensive income:

For the quarters ended May 29, 2004 and May 31, 2003, total comprehensive income, net of tax, was $2,454 and $2,035, respectively. Included in total comprehensive income for each quarter was net income of $1,885 and $1,193, and unrealized holding gains, net of tax, of $569 and $842, respectively.

For the six months ended May 29, 2004 and May 31, 2003, total comprehensive income (loss), net of tax, was $4,336 and ($4,898) respectively. Included in total comprehensive income (loss) for each quarter was net income (loss) of $4,213 and ($5,232), and unrealized holding gains, net of tax, of $123 and $334, respectively.

Note H. Restructuring, Impaired Fixed Assets and Other Unusual and Nonrecurring Charges:

During the first quarter of 2004, the Company decided to restructure certain operating facilities and non-core assets and announced that it would close its Hiddenite, NC upholstery manufacturing plant and consolidate production into its Newton, NC facility. The land and building are held for sale, and are expected to be sold for an amount greater than net book value. Also during the first quarter, the Company reduced operations and headcount at its Macon, Ga. wood manufacturing facility. This headcount reduction and change in focus of the plant’s operations resulted in significant parts of the plant and machinery and equipment no longer being utilized. The Company also decided to close its BFD retail store located in Hickory, NC.. Restructuring charges of $2,840 were accrued at the end of the quarter for the above mentioned activities. $2,103 of the $2,840 restructuring charge represents an estimate of the impaired asset write-downs related to these actions. The remaining $737 represents severance and employee benefits for 50 employees associated with the closure of the Hiddenite facility, the restructuring at the Macon facility and related corporate office reductions. The annual depreciation related to the Hiddenite facility was approximately $179. The Company had $341 remaining in restructuring reserves as of May 29, 2004, and expects this amount to be paid out by the end of fiscal 2004.

During the first quarter of 2003, the Company announced that it would close its Dublin, Ga., wood manufacturing plant, included in the Wood segment, and consolidate production into its Bassett, Va., facility. Restructuring charges of $3,200 were accrued at the end of the quarter which primarily related to the closing of this facility. $1,530 of the $3,200 restructuring charge represented an estimate of the impaired asset write-down of the Dublin, Ga., facility. The remaining $1,670 represents severance and employee benefits for 320 employees associated with the closure of the plant and also additional headcount reductions at the corporate office. The annual depreciation related to this facility was approximately $325.

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

The Company leases land and buildings that are used in the operation of its Bassett-owned retail stores as well as in the operation of independent and partnership licensee BFD stores. Additionally, the Company leases showroom space from IHFC, which is priced at the market rate. Lease terms range from three to 15 years and generally have renewal options of between five and 15 years. The Company had obligations of $59,326 and $57,027 at May 29, 2004 and November 29, 2003, respectively, for future minimum lease payments under non-cancelable leases having remaining terms in excess of one year.

8 of 26

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 29, 2004

(Dollars in thousands except share and per share data)

As part of the Company’s expansion strategy for its retail stores, Bassett has guaranteed certain lease obligations of licensee operators of the Bassett Furniture Direct program. Lease guarantees range from one to ten years. The Company was contingently liable under licensee lease obligation guarantees in the amount of $25,231 and $20,368 at May 29, 2004 and November 29, 2003, respectively.

The Company has also guaranteed loans from a bank to certain of its BFD dealers to finance initial inventory packages for those stores. The total contingent liability with respect to these loan guarantees as of May 29, 2004 and November 29, 2003 was $12,077 and $7,894, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, the Company believes that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The estimated proceeds of these options are believed to be sufficient to cover the maximum amount of the Company’s future payments under the guarantee obligations. The fair value of guarantees at May 29, 2004 and November 29, 2003 were $1,501 and $1,261, respectively, and are recorded in accrued liabilities in the accompanying balance sheets.

Note J. Recent Accounting Pronouncements

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

On December 24, 2003, the FASB issued a revision of the Interpretation (the “Revised Interpretation” or “FIN 46R”). Revised Interpretation 46 modified both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supercedes the original Interpretation No. 46. Under the Revised Interpretation, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of the revised Interpretation.

The Company analyzed its two partnership licensees and its independent licensees under the requirements of the Revised Interpretation. All of these licensees operate as Bassett Furniture Direct stores and are furniture retailers. The Company sells furniture to these licensees, and in some cases has extended credit beyond normal terms, and made lease guarantees, loan guarantees, or direct loans. Consistent with the Company’s critical accounting policies, the Company has recorded reserves for potential exposures related to these licensees. See Note I for disclosure of leases, lease guarantees and loan guarantees.

During the second quarter of 2004, the Company completed its assessment of licensees for potential VIEs. As previously disclosed, in 2003, the Company determined one licensee, LRG, is a VIE for whom the Company is the primary beneficiary and accordingly adopted FIN 46R for LRG in the fourth quarter of fiscal year 2003. Adopting FIN 46R for LRG required the Company to consolidate LRG as of the beginning of 2003. Upon consolidation of LRG, the Company recognized a cumulative effect of an accounting change, amounting to $4,875 (net of income tax benefit of $3,200) or $.42 per diluted share. In the second quarter of 2004, the Company completed its assessment for other potential VIEs, and concluded that these entities were not variable interest entities and, therefore, were not required to be consolidated by the Company. In future periods, the Company will reassess the status of potential VIEs when facts and circumstances surrounding each potential VIE change.

9 of 26

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 29, 2004

(Dollars in thousands except share and per share data)

Note K. Earnings (loss) per share:

The following reconciles basic and diluted earnings (loss) per share:

	Net Income (Loss)	Weighted Average Shares	Earnings per share
For the six months ended May 29, 2004
Net income available to common stockholders	$4,213	11,672,451	$0.36
Add effect of dilutive securities:
Options	—	161,242	—

Diluted earnings per share	$4,213	11,833,693	$0.36

For the quarter ended May 29, 2004
Net income available to common stockholders	$1,885	11,712,906	$0.16
Add effect of dilutive securities:
Options	—	152,689	—

Diluted earnings per share	$1,885	11,865,595	$0.16

For the six months ended May 31, 2003
Net loss available to common stockholders	$(5,232)	11,621,313	$(0.45)
Add effect of dilutive securities:
Options	—	—	—

Diluted loss per share	$(5,232)	11,621,313	$(0.45)

For the quarter ended May 31, 2003
Net loss available to common stockholders	$1,193	11,599,900	$0.10
Add effect of dilutive securities:
Options	—	2,026	—

Diluted loss per share	$1,193	11,601,926	$0.10

Options to purchase 1.6 million and 1.9 million shares of common stock were outstanding during the first six months of 2004 and 2003, respectively, which could potentially dilute basic EPS in the future.

Common stock equivalent shares are excluded from the computations if their effect is anti-dilutive. The effect of stock options is not included in the diluted computation for periods in which a loss occurs because to do so would have been anti-dilutive.

10 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2004

(Dollars in thousands except share and per share data)

Note L. Segment Information:

Segment information for the periods ended May 29, 2004 and May 31, 2003 was as follows:

For the six months ended May 29, 2004

	Wood	Imports	Upholstery	Other	Wholesale
Net sales	$64,152	$24,018	$50,858	$4,709	$143,737
Operating income (loss)	4,886	4,523	6,838	(14,106)	2,141
Depreciation and amortization	1,553	—	476	2,846	4,875
Capital expenditures	778	—	468	4,053	5,299

	Wholesale	Retail	Inter-Company Elimination	Gain and Restructuring	Consolidated
Net sales	$143,737	$24,472	$(11,286)	$—	$156,923
Operating income (loss)	2,141	(472)	137	1,050	2,856
Depreciation and amortization	4,875	84	—	—	4,959
Capital expenditures	5,299	57	—	—	5,356

For the six months ended May 31, 2003
	Wood	Imports	Upholstery	Other	Wholesale
Net sales	$65,548	$21,720	$49,345	$4,184	$140,797
Operating income (loss)	4,629	4,667	6,530	(14,531)	1,295
Depreciation and amortization	1,872	—	455	2,886	5,213
Capital expenditures	436	—	824	2,006	3,266

	Wholesale	Retail	Inter-Company Elimination	Restructuring	Consolidated
Net sales	$140,797	$26,713	$(13,030)	$—	$154,480
Operating income (loss)	1,295	(1,762)	(69)	(3,200)	(3,736)
Depreciation and amortization	5,213	228	—	—	5,441
Capital expenditures	3,266	60	—	—	3,326

11 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2004

(Dollars in thousands except share and per share data)

For the quarter ended May 29, 2004

	Wood	Imports	Upholstery	Other	Wholesale
Net sales	$32,728	$12,431	$26,451	$2,000	$73,610
Operating income (loss)	2,510	2,500	3,591	(7,817)	784
Depreciation and amortization	778	—	228	1,393	2,399
Capital expenditures	567	—	341	2,211	3,119

	Wholesale	Retail	Inter-Company Elimination	Gain and Restructuring	Consolidated
Net sales	$73,610	$12,234	$(5,489)	$—	$80,355
Operating income (loss)	784	(261)	113	—	636
Depreciation and amortization	2,399	41	—	—	2,440
Capital expenditures	3,119	47	—	—	3,166

For the quarter ended May 31, 2003

	Wood	Imports	Upholstery	Other	Wholesale
Net sales	$32,400	$10,568	$24,716	$1,990	$69,674
Operating income (loss)	2,123	2,200	3,205	(7,199)	329
Depreciation and amortization	1,048	—	227	1,279	2,554
Capital expenditures	138	—	522	806	1,466

	Wholesale	Retail	Inter-Company Elimination	Restructuring	Consolidated
Net sales	$69,674	$13,249	$(6,057)	$—	$76,866
Operating income (loss)	329	(771)	—	—	(442)
Depreciation and amortization	2,554	114	—	—	2,668
Capital expenditures	1,466	24	—	—	1,490

The Company’s primary business is wholesale home furnishings. The wholesale home furnishings business is involved principally in the design, manufacture, sale and distribution of furniture products to a network of independently-owned stores and stores owned by the Company and affiliates of the Company. The wood segment is engaged in the manufacture and sale of wood furniture to independent and affiliated retailers. The upholstery segment is involved in the manufacture and sale of upholstered frames and cut upholstery items having a variety of frame and fabric options to independent and affiliated retailers. The import segment sources product principally from Asia and sells these products to independent and affiliated retailers. The Company’s other business segment consists of other corporate support functions, including certain selling, general and administrative expenses and a contemporary furniture business. Capital expenditures in the Other segment primarily relate to BFD store properties. The retail segment consists of 13 corporately owned retail stores in North Carolina, Texas and Nevada. Inter-company elimination reflects the embedded wholesale revenue and profit in the Company-owned store inventory that has not been realized. Operating income by business segment is defined as sales less direct operating costs and expenses.

12 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2004

(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bassett Furniture Industries, Incorporated, based in Bassett, Va., is a leading manufacturer and marketer of branded home furnishings. Bassett’s products, designed to provide quality, style and value, are sold through Bassett Furniture Direct ® stores (BFDs), At Home with Bassett ® galleries, and other furniture and department stores. Bassettbaby ® products are sold through department stores.

The rollout of the Bassett Furniture Direct (BFD) store program, which began in 1997, entailed not only the creation of a new prototype store, but also includes an internal, cultural transformation aimed at re-focusing company practices and strategies to the ultimate end user, the consumer. The strategy also focused on re-styling the Bassett lines and suites with accessories. Bassett Furniture Direct acts as both a furniture design center and a moderate price point leader - two characteristics that combined with custom product and quick delivery offer the Company a unique selling proposition in the furniture industry.

The furniture industry continues to experience rapid change. The change has been precipitated by both the growth of imported furniture (which has included downward pressure on retail prices) and reductions in traditional channels of distribution. The Company has embraced these changes through its BFD program and by reducing its domestic production of product that can be more efficiently sourced overseas. The Company strives to provide its customers with home furnishings at competitive prices and, with that goal in mind, will continue to evaluate the cost effectiveness of domestic production on a product by product basis. The Company also is continuing its focus on the BFD distribution channel. Continual improvements to the retail program are being made through improved product, new advertising and better delivery, service and training. Additionally, the Company continues to strengthen the business development and retail finance group to both provide more assistance and support to the ongoing operations of the BFD stores. The Company expects licensees to open between 20 and 25 new stores per year over the next several years. The Company believes that overall operating margins will be positively impacted through its efforts to reengineer manufacturing processes and source more product overseas.

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

On June 18, 2004, the Department of Commerce announced a preliminary determination in the antidumping duty investigation of wooden bedroom furniture from China establishing preliminary antidumping margins ranging from 4.9% to 198.1%. This recent U.S. Department of Commerce preliminary ruling is expected to result in an assessment of duties in the range of 8% to 11% on product sourced by the Company from Chinese vendors. The Company does not believe this ruling will have a significant impact on the Company’s overall results.

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

13 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2004

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

Consolidation – The consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated and its majority-owned subsidiaries for whom the Company has operating control. In 2003, the Company consolidated LRG Furniture, LLC (LRG) pursuant to Revised FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN46R). Additionally, in the second quarter of 2004, the Company completed its assessment under FIN 46R for other potential VIEs and concluded that these entities were not variable interest entities and, therefore, were not required to be consolidated by the Company. In future periods, the Company will reassess the status of potential VIEs when facts and circumstances surrounding each potential VIE change. (See Note J to the Condensed Consolidated Financial Statements.)

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

14 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investments – Investments are marked-to-market and recorded at their fair value. The net asset values of the investments in the Bassett Industries Alternative Asset Fund, L.P. are determined by the investee fund based on its underlying financial instruments. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold.

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

Results of Operations – Periods ended May 29, 2004 compared with periods ended May 31, 2003

In the first six months of 2004, the Company reported net sales of $156,923 which was an increase of 1.6% from $154,480 of net sales reporting in the first six months of 2003. Sales for the second quarter of 2004 were $80,355 which was an increase of 4.5% from the $76,866 of net sales reported in the second quarter of 2003. The increase for both the six months and second quarter of 2004 resulted from increased shipments to BFDs and greater demand for juvenile product. Overall business conditions for the second quarter of 2004 and entering the third quarter have remained relatively stable although still are fairly soft at the retail level. Business was positive during the Memorial Day sale period, but maintaining momentum over longer periods of time during the summer months continues to be a seasonal challenge.

The Company has continued its drive to open BFD stores. The BFD store network consisted of 104 BFD stores at May 29, 2004 and 93 BFD stores at May 31, 2003, which included opening 11 additional stores in the first six months of 2004 and closing or converting 7 stores to other concepts. The BFD stores accounted for 57% and 42% of the Company’s total sales for the first six months of 2004 and 2003, respectively.

The Company has seen additional distribution and increased demand for Bassetbaby® brand products especially with the three largest Bassettbaby® customers, Babies R Us, Burlington Coat Factory and Target. The Company has continued to introduce new products and views this category as an important means of introducing the Bassett brand to younger consumers.

15 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross margin; selling, general and administrative (S,G&A) expenses; and operating income (loss) as a percentage of net sales were as follows for the quarters ended May 29, 2004, and May 31, 2003:

	For the Six Months Ended		For the Quarter Ended
	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Gross margin	25.5%	25.7%	25.4%	25.4%
S,G&A	-24.4%	-26.1%	-24.6%	-26.0%
Gain on sale of property, net	2.5%	n/a	n/a	n/a
Restructuring and impaired fixed asset charges	-1.8%	-2.1%	n/a	n/a
Operating income (loss)	1.8%	-2.4%	0.8%	-0.6%

Gross margin remained basically flat for both the first six months and second quarter of 2004 as compared to the same periods of 2003. The Wood Division experienced slightly better margins in both the first six months and the second quarter of 2004 as compared to the same periods of 2003, based on slightly lower sales for the first six months and slightly higher sales for the second quarter in addition to certain cost reductions for both the first six months and second quarter of 2004. For both the first six months and second quarter of 2004, the Upholstery Division experienced improved margins primarily through continued gains in operating efficiencies and cost reduction measures. For both the first six months and second quarter of 2004, the Import division experienced reduced margins due to more competitively priced products being sold. Gross margin for the three month period ended May 29, 2004 remained consistent with the same period of the prior year, as a result of fewer Company-owned retail stores resulting in lower retail sales, which typically have higher gross margins, and decreased margins for the Import Division being offset by slightly increased margins for the Upholstery Division.

S,G&A expenses were 24.4% and 24.6% of sales for the first six months of 2004 and the second quarter of 2004, respectively, compared to 26.1% and 26.0% of sales for the first six months and second quarter of 2003, respectively. The Company’s total S,G&A spending decreased from $40,288 in the first six months of 2003 to $38,280 in the first six months of 2004. The Company’s total SG&A spending decreased from $19,990 in the second quarter of 2003 to $19,783 for the second quarter of 2004. These reductions in S,G&A spending from 2003 to 2004 are primarily due to improvements in the cost structure and reductions in discretionary spending in the Retail Division. The Company continues to closely monitor discretionary spending of all of its divisions and search for opportunities to reduce costs.

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

During the first quarter of 2004, the Company announced that it would close its Hiddenite, NC upholstery manufacturing plant, included in the Upholstery segment, and consolidate production into its Newton, NC facility. Also, during the first quarter. the Company restructured the operations of its Macon, Ga. wood manufacturing plant and made plans to sell certain non-core assets. Restructuring charges of $2,840 were accrued at the end of the first quarter which primarily related to the impairment of fixed assets and severance and employee benefits. $2,103 of the $2,840 restructuring charge represents an estimate of the impaired asset write-down of the Macon, Ga. facility and certain other non-core assets. The remaining $737 represents severance and employee benefits for approximately 50 employees associated with the closure of the Hiddenite, NC facility, restructuring of the Macon, Ga. facility and also additional headcount reductions at the corporate office related to the reduced operations of these two plants.

16 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other income was $2,914 and $2,963 for the first six months of 2004 and 2003, respectively, and $1,901 and $1,821 for the second quarter of 2004 and 2003, respectively. Included in other income are the Company’s regular investment earnings, earnings or losses from unconsolidated affiliated companies, real estate earnings or losses and interest expense primarily related to long-term borrowings and employee retirement obligations. Other income is expected to continue to be an integral component of the Company’s future earnings.

The effective tax provision (benefit) rate was 27% and (54%) in the first six months of 2004 and 2003, respectively. The effective tax provision rate was 26% and 13% in the second quarters of 2004 and 2003, respectively. The effective tax provision rates for the 2004 periods are lower than the statutory federal income tax provision rate due principally to dividend received deductions from the Company’s investment in IHFC. The effective tax rates for the 2003 periods are significantly lower than the comparable periods of 2004 due to a settlement with the IRS regarding the non-deductibility of interest expense on loans associated with the Company’s corporate-owned life insurance plan (“COLI” plan). The Company reversed certain reserves in the second quarter of 2003 related to this settlement.

In 2003, the Company adopted FIN 46R for LRG which required consolidation of the results and financial position of LRG into the Company’s results and financial position as of the beginning of fiscal 2003. Upon adoption of FIN 46R, the Company recorded a charge of $4,875 (net of income taxes) related to the cumulative effect of this accounting change in the first quarter of 2003.

For the six months ended May 29, 2004, net income was $4,213 or $.36 per diluted share, compared to net loss of ($5,232) or ($.45) per diluted share for the six months ended May 31, 2003. For the quarter ended May 29, 2004, net income was $1,885 or $.16 per diluted share, compared to net income of $1,193 or $.10 per diluted share for the quarter ended May 31, 2003.

Segment Information

The following is a discussion of operating results for each of Bassett’s business segments. The Company’s corporate spending is not allocated to the Company’s operating business segments but is included in the “other” category to reconcile segment information to the consolidated financial statements.

	Six Months Ended		Quarter Ended
Wood Division	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Net sales	$64,152	$65,548	$32,728	$32,400
Contribution to profit and overhead	$4,886	$4,629	$2,510	$2,123

Wood Division net sales decreased in the first six months of 2004 from levels attained in the first six months of 2003 due to the continued erosion of department store sales and a continued shift from domestic production to imported product. Wood Division net sales increased slightly in the second quarter of 2004 from levels attained in the second quarter of 2003 due to increased sales to BFD stores, partially offset by continued erosion of department store sales and a continued shift from domestic production to imported product. In an effort to improve sales and margins in this segment, the Company is introducing new products, opening more BFD stores, repositioning the division through cost reduction initiatives, as well as improving product styling, quality and service.

17 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contribution to profit and overhead is defined by the Company as gross profit less direct divisional operating expenses, but excluding any allocation of corporate overhead expenses, interest expense, or income taxes. Wood Division contribution to profit and overhead increased slightly in 2004 (7.6% and 7.7% for the six months and second quarter of 2004, respectively) from the 2003 periods (7.1% and 6.6% of sales for the six months and second quarter of 2003, respectively) as cost cutting initiatives enacted in late 2003 began to be realized. The Company’s plants continue to focus on improvements in material utilization and labor efficiency to improve profitability. Additionally, the Company continues to experience good results from the custom casual dining program and from recently introduced products manufactured at the Mt. Airy, NC facility. The implementation of both product and plant initiatives are expected to continue to improve operating results for this division in subsequent quarters.

	Six Months Ended		Quarter Ended
Import Division	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Net sales	$24,018	$21,720	$12,431	$10,568
Contribution to profit and overhead	$4,523	$4,667	$2,500	$2,200

Net sales for the Import Division increased 10.6% and 17.6% in the first six months and second quarter of 2004 compared to the comparable 2003 periods as the Company experienced increased demand for imported product introduced over the past 12 months. Additionally, the sales of the Company’s Bassettbaby® brand products have significantly increased, especially those sales to the three largest Bassettbaby® customers, Babies R Us, Burlington Coat Factory and Target. The Company expects the sales of the Import Division to continue to increase, which should, in turn, have a positive impact on the Company’s overall margin position. The division has benefited from the Company’s decision to outsource certain wood furniture previously manufactured domestically. Notable among the wood furniture now imported are six bedroom groups, occasional tables and cribs. The products of the Import Division will continue to supplement the product offerings of the other divisions, as well as include complete suites of bedroom and dining room furniture. During the first six months of 2004, the Import Division experienced delays in the receipt of imported product. These delays, caused by both supply and forecasting issues, impacted net sales of the Import Division and also negatively effected the delivered sales of the BFD stores, including stores controlled by the Company which are included in the Retail segment.

Import Division contribution to profit and overhead decreased from 21.5% of net sales in the first six months of 2003 to 18.8% of net sales in the first six months of 2004 and from 20.8% of net sales in the second quarter of 2003 to 20.1% of net sales in the second quarter of 2004 due to more competitively priced products being sold as the Company continues to liquidate slow moving products. The Import Division continues to focus on sales forecasting and inventory management. Due to increased demand on certain key products and the importance of being in a stock position in these products, the Company will increase import inventory levels in the second half of the year.

	Six Months Ended		Quarter Ended
Upholstery Division	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Net sales	$50,858	$49,345	$26,451	$24,716
Contribution to profit and overhead	$6,838	$6,530	$3,591	$3,205

Net sales for the Upholstery Division increased by 3.1% for the first six months of 2004 as compared to the first six months of 2003 and by 7.0% for the second quarter of 2004 compared to the second quarter of 2003. The division’s product offerings have been bolstered by products with more contemporary styling at better price points. The Company has also implemented a quick ship delivery program for certain dealers that guarantees delivery of furniture to the customer within thirty days. The Upholstery Division continues to have great success with the custom order upholstery program and has continued to extend and expand offerings under this program. A major focus for the second half of 2004 will be the development of new motion products under the John Elway Home Collection. The Company is focusing upholstery distribution to its BFD stores, its At Home with Bassett galleries, and several other major customers.

18 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 29, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contribution to profit and overhead increased to 13.4% of net sales for the first six months of 2004 from 13.2% for the same period of 2003. Contribution to profit and overhead increased to 13.6% of net sales for the second quarter of 2004 from 13.0% for the second quarter of 2003. The increase was primarily due to higher sales volumes in 2004 as compared to 2003 and cost savings realized in the second quarter from the consolidation from two upholstery manufacturing plants to one manufacturing plant in the first quarter of 2004. Management of the Upholstery Division expects this consolidation to continue to allow for continued improvements in efficiencies and operating results.

	Six Months Ended		Quarter Ended
Retail Division	May 29, 2004	May 31, 2003	May 29, 2004	May 31, 2003
Net sales	$24,472	$26,713	$12,234	$13,249
Contribution to profit and overhead	$(472)	$(1,762)	$(261)	$(771)

Net sales for the Retail Division decreased by 8.4% from the first six months of 2003 to the first six months of 2004 and decreased by 7.7% from the second quarter of 2003 to the second quarter of 2004. These decreases are primarily due to the Company owning and operating two more stores in the 2003 periods as compared to the 2004 periods. These two BFD stores located in Richmond, Va. were sold to an independent third party in November of fiscal 2003.

For the first six months and second quarter of 2004, the Retail Division was comprised of seven stores in Texas (LRG) and six Company owned stores (four in North Carolina and two in Nevada.) For the first six months and second quarter of 2003, the Retail Division was comprised of seven stores in Texas (LRG), two stores in Nevada (LRG) and six Company-owned stores (four in North Carolina and two in Virginia). In November 2003, the Company sold the two stores in Virginia to an independent third party and acquired the two stores in Nevada from LRG.

The improvements in contribution to profit and overhead were primarily the result of improvements in LRG’s operating results. LRG’s stores (Texas stores) experienced modest sales increases as improvements in the Texas economy and changes in advertising and promotions led to increased traffic. Additionally, LRG realized the benefits of reorganization efforts undertaken in 2003 to lower LRG’s cost structure and allow for more focus on the operations of the stores in Texas. LRG recognized income of $178 in the first six months of 2004 as compared to losses of $1,179 in the first six months of 2003. For the second quarter of 2004, LRG broke even as compared to losing $360 in the second quarter of 2003.

The Company’s retail growth strategy is primarily centered on opening independently owned BFD stores and not increasing its Bassett-owned retail stores. The Company believes that local management with furniture experience, ownership interest and a passion for furniture retailing is key to the success of the BFD stores. The Company is strengthening its retail operations team to provide more assistance and support to BFD stores and to better manage the Company’s risks related to these stores.

19 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Bassett’s May 29, 2004 balance sheet, with a sizeable investment portfolio and relatively little debt, remains strong and continues to bolster its retail growth strategy. Bassett’s primary sources of funds have been its cash flow from operations, its investment portfolio and a bank line of credit. The primary sources of cash for the first half of fiscal 2004 were reductions in working capital (primarily imported inventories), collection of payment from the sale of the California upholstery facility, and dividends from an affiliate.

The current ratio as of May 29, 2004, and November 29, 2003, respectively, was 2.64 to 1 and 2.74 to 1. Working capital at May 29, 2004 was $60,020 compared to $65,110 at November 29, 2003.

Cash provided by operating activities was $1,912 for the six months ended May 29, 2004, compared to cash provided by operating activities of $851 for the six months ended May 31, 2003. The cash provided by operating activities was generated primarily from operating earnings. The increase in inventories in the first six months of 2003 was primarily due to increases in both imported and domestic product in anticipation of increased demand which failed to materialize. The Company anticipates an increase in inventories during the remainder of 2004 to support expected demand for imported products and be in a better stock position to support a more consistent flow of product to the BFD stores.

Net cash used in investing activities was $430 for the six months ended May 29, 2004. The Company invested $5,356 in property and equipment in the first six months of 2004 for retail real estate, information systems, and various manufacturing equipment. As part of this retail real estate expansion, the Company acquired two BFD real estate properties through payment of $1,283 and assumption of notes payable of $7,506. Dividends from the Company’s equity investments have totaled $2,343 for the first six months of fiscal 2004 as compared to $1,874 in the first six months of 2003. During the first six months of 2004, the Company also collected the proceeds from the sale of its former California upholstery manufacturing facility. As part of management’s on-going review of investment strategies and performance, the Company invested an additional $6,500, which came from both sales of existing investments and cash generated through operations, into its investment portfolio in the first six months of 2004. Additionally, one of the Company’s investment money managers routinely repositions the Company’s investments, resulting in purchases and sales of investment securities in the ordinary course of business.

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

20 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cash used in financing activities was $3,681 in the first six months of 2004 as compare to $1,448 for the first six months of 2003. Cash dividends to shareholders were the primary use of cash in the first six months of 2004. The primary source of cash from financing activities in the first six months of 2004 was proceeds from primarily first quarter exercises under the Company’s employee stock option plan. During and at the end of the first six months of 2004, the Company had no borrowings against its credit facility. Subsequent to the end of the second quarter, the Company chose to reduce the overall size of its credit facility by $10 million, leaving the Company with a $40 million credit facility. The Company sought this decrease due to reduced borrowing needs and a desire to reduce costs associated with this credit facility. Additionally, during the second quarter of 2004, the Company assumed $7,506 of notes payable related to the purchase of two BFD real estate properties. The Company purchased and retired 44,800 shares of its Common Stock for $768 during the first six months of 2004. These purchases were part of the Company’s stock repurchase program, approved in fiscal 1998, which allows the Company to repurchase up to $40,000 in Company stock. During the first six months of 2003, the Company did not purchase any of its Common Stock. There was $9,421 remaining under the stock repurchase program at May 29, 2004. Issuance of shares of Common Stock in 2004 related principally to the Company’s employee stock option plan with some issuances related to the Company’s employee stock purchase plan. Dividends in the amount of $.40 per share were paid in the first six months of 2004 and 2003.

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

As part of the previously disclosed plan to restructure LRG, the Company completed the acquisition of two real estate properties in the second quarter of 2004 and completed the acquisition of the remaining three properties in June of 2004. These remaining three properties were acquired through cash payment of $1,734 and assumption of notes payable of $8,721.

21 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2004

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

The Company leases land and buildings that are used in the operation of its Bassett-owned retail stores as well as in the operation of independent and partnership licensee BFD stores. Additionally, the Company leases showroom space from IHFC, which is priced at the market rate. Lease terms range from three to 15 years and generally have renewal options of between five and 15 years. The Company had obligations of $59,326 and $57,027 at May 29, 2004 and November 29, 2003, respectively, for future minimum lease payments under non-cancelable leases having remaining terms in excess of one year.

As part of the Company’s expansion strategy for its retail stores, Bassett has guaranteed certain lease obligations of licensee operators of the Bassett Furniture Direct program. Lease guarantees range from one to ten years. The Company was contingently liable under licensee lease obligation guarantees in the amount of $25,231 and $20,368 at May 29, 2004 and November 29, 2003, respectively.

The Company has also guaranteed loans from a bank to certain of its BFD dealers to finance initial inventory packages for those stores. The total contingent liability with respect to these loan guarantees as of May 29, 2004 and November 29, 2003 was $12,077 and $7,894, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, the Company believes that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer (the proceeds of which are believed to be sufficient to cover the maximum amount of the Company’s future payments under the guarantee obligations). The fair value of guarantees at May 29, 2004 and November 29, 2003 were $1,501 and $1,261 respectively, and are recorded in accrued liabilities in the Company’s balance sheets.

22 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2004

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

The Company’s marketable securities portfolio, which totaled $29,129 at May 29, 2004, is diversified among seven different money managers and over twenty-five different medium to large capitalization interests. Although there are no maturity dates for the Company’s equity investments, management has plans to liquidate its current marketable equity securities portfolio on a scheduled basis over the next three to five years. Maturity dates on other investments in the portfolio range from two to five years.

The Bassett Industries Alternative Asset Fund L.P (BIAAF) was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of BIAAF. The Company and the General Partner are currently the only two partners. The objective of BIAAF is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In addition, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. The Company’s investment in BIAAF, which totaled $45,570 at May 29, 2004, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates and market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to BIAAF is limited to the amount of BIAAF’s investment in each of these funds.

The Company accounts for BIAAF investments by marking them to market value each month based on the net asset values provided by the General Partner. The hedge funds and portfolio managers provide the General Partner with estimated net asset values on a monthly basis that represents the amount the partnership would receive if it were to liquidate its investments in the investee funds. The partnership may redeem part of its investments as of the end of each quarter or calendar year, with no less than 45 days prior written notice.

23 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2004

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

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•	competitive conditions in the home furnishings industry

•	general economic conditions that are less favorable than expected

•	overall consumer demand for home furnishings

•	timing and number of new BFD openings and closings

•	not fully realizing cost reductions through restructurings

•	the profitability of licensed and Company-owned BFD stores

•	cost and availability of raw materials and labor

•	effectiveness of marketing and advertising campaigns

•	information and technology advances

•	ability to execute global sourcing strategies

•	performance of the Company’s investment portfolio

•	potential changes in imposition of duties on imported product

24 of 26

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 29, 2004

(Dollars in thousands except share and per share data)

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities:

	Total Shares Purchased	Avg Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Progams (1)
February 29-April 3, 2004	—	—	—	$10,192,135
April 4 - May 1, 2004	—	—	—	$10,192,135
May 2 - May 29, 2004	44,800	$17.23	44,800	$9,420,639

Total	44,800	$17.23	44,800	$9,420,639

(1)	The Company’s Board of Directors has authorized the repurchase of up to $40,000,000 in Company stock. This repurchase plan was announced on June 23, 1998.

None.

Item 6. Exhibits and Reports on Form 8-K:

a.	Exhibits:

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

The Company has furnished to the SEC the following Current Reports on Form 8-K. The reports listed below are not deemed “filed” for any purpose under the Exchange Act:

Current Report on Form 8-K dated March 25, 2004, containing a press release relating to, among other things, the financial results for the first quarter of fiscal year 2004, which ended February 28, 2004.

Current Report on Form 8-K dated June 24, 2004, containing a press release relating to, among other things, the financial results for the second quarter of fiscal year 2004, which ended May 29, 2004.

Current Report on Form 8-K dated June 30, 2004, containing the audited financial statements of the Bassett Industries Alternative Asset Fund, L.P. for the year-ended December 31, 2003.

25 of 30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H. Spilman Jr.
Robert H. Spilman Jr., President and Chief Executive Officer
July 9, 2004

/s/ Barry C. Safrit
Barry C. Safrit, Vice President and Chief Financial Officer
July 9, 2004

26 of 26