Form 10-Q
period 2004-08-28
BASSETT FURNITURE INDUSTRIES INC
filed 2004-10-07
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2004

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

At August 28, 2004, 11,688,170 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 31

PART I - FINANCIAL INFORMATION

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED AUGUST 28, 2004 AND AUGUST 30, 2003 – UNAUDITED

(In thousands except per share data)

Item 1. Financial Statements

	Nine Months Ended		Quarter Ended
	39 Weeks	39 Weeks	13 Weeks	13 Weeks
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Net sales	$235,508	$233,913	$78,585	$79,433
Cost of sales	175,332	174,326	58,495	59,598

Gross profit	60,176	59,587	20,090	19,835

Selling, general and administrative	57,289	60,001	19,009	19,713
Gain on sale of property, net	(3,890)	—	—	—
Restructuring and impaired asset charges	4,060	3,200	1,220	—

Operating income (loss)	2,717	(3,614)	(139)	122

Other income, net	4,499	4,730	1,585	1,767

Income before income tax (provision) benefit and cumulative effect of accounting change	7,216	1,116	1,446	1,889

Income tax (provision) benefit	(1,876)	84	(318)	(332)

Income before cumulative effect of accounting change	5,340	1,200	1,128	1,557

Cumulative effect of accounting change, net of income tax benefit of $3,200	—	(4,875)	—	—

Net income (loss)	$5,340	$(3,675)	$1,128	$1,557

Retained earnings-beginning of period	159,488	169,789	159,610	164,496
Cash dividends	(7,007)	(6,947)	(2,338)	(2,313)
Issuance of common stock	1,192	—	65	—
Share repurchases	(548)	(658)	—	(136)

Retained earnings-end of period	$158,465	$158,509	$158,465	$163,604

Basic earnings (loss) per share	$0.46	$(0.32)	$0.10	$0.13

Diluted earnings (loss) per share	$0.45	$(0.32)	$0.10	$0.13

Dividends per share	$0.60	$0.60	$0.20	$0.20

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 31

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 28, 2004 AND NOVEMBER 29, 2003

(In thousands)

	(Unaudited) August 28, 2004	November 29, 2003
Assets
Current assets
Cash and cash equivalents	$6,327	$15,181
Accounts receivable, net	39,962	39,230
Inventories	44,276	36,454
Assets held for sale, net	2,748	1,881
Deferred income taxes	4,947	5,307
Other current assets	2,852	4,525

Total current assets	101,112	102,578

Property and equipment
Cost	161,225	167,702
Less accumulated depreciation	119,656	118,902

Total property and equipment	41,569	48,800

Investments	75,743	65,151
Retail real estate, net	52,710	32,930
Notes receivable, net	15,504	15,399
Other, net	13,197	15,522

Total other assets	157,154	129,002

Total assets	$299,835	$280,380

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,494	$15,127
Accrued liabilities	22,208	22,341

Total current liabilities	40,702	37,468

Long-term liabilities
Employee benefits	9,529	9,824
Real estate notes payable	15,768	—
Distributions in excess of affiliate earnings	14,541	13,070

Total long-term liabilities	39,838	22,894

Stockholders’ Equity
Common stock	58,441	58,000
Retained earnings	158,465	159,487
Accumulated other comprehensive income - unrealized holding gains, net of income tax effect	2,389	2,531

Total stockholders’ equity	219,295	220,018

Total liabilities and stockholders’ equity	$299,835	$280,380

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 31

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 28, 2004 AND AUGUST 30, 2003 – UNAUDITED

(In thousands)

	Thirty-Nine Weeks Ended
	August 28, 2004	August 30, 2003
Net income (loss)	$5,340	$(3,675)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	7,534	7,942
Equity in undistributed income of investments	(6,817)	(7,542)
Provision for writedown of property and equipment	2,353	1,530
Cumulative effect of accounting change, net	—	4,875
Net gain from sale of property and equipment	(3,890)	(154)
Net gain from sales of investments	(1,215)	(14)
Provision for losses on trade accounts receivable	900	475
Deferred income taxes	360	(84)
Changes in employee benefit liabilities	(295)	(169)
Changes in operating assets and liabilities, exclusive of assets and liabilities acquired in a business combination:
Trade accounts receivable	(1,632)	(2,818)
Inventories	(7,822)	6,162
Refundable income taxes	—	3,536
Other current assets	(341)	3,667
Accounts payable and accrued liabilities	3,234	(195)

Net cash (used in) provided by operating activities	(2,291)	13,536

Investing activities:
Purchases of property and equipment, net	(9,200)	(4,576)
Proceeds from sales of property and equipment	8,342	477
Proceeds from sales of investments	10,726	17,000
Purchases of investments	(17,021)	(12,000)
Dividends from an affiliate	5,623	5,154
Other, net	994	(441)

Net cash (used in) provided by investing activities	(536)	5,614

Financing activities:
Repayments under revolving credit agreement	—	(3,000)
Repayments of real estate notes payable	(105)	—
Issuance of common stock	1,857	178
Repurchases of common stock	(772)	(1,191)
Cash dividends	(7,007)	(6,947)

Net cash used in financing activities	(6,027)	(10,960)

Net change in cash and cash equivalents	(8,854)	8,190

Cash and cash equivalents, beginning of period	15,181	2,892

Cash and cash equivalents, end of period	$6,327	$11,082

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 31

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 28, 2004

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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (the “Company”) and its majority owned subsidiaries of which the Company has operating control. In 2003, the Company adopted the Financial Accounting Standards Board (“FASB”) Revised Interpretation No. 46 “Consolidation of Variable Interest Entities,” (‘FIN46R’) for LRG Furniture, LLC (“LRG”) and began consolidating LRG. In the second quarter of 2004, the Company adopted FIN46R for all other entities with business relationships with the Company. (See Note J.) The equity method of accounting is used for the Company’s investments in affiliated companies in which the Company exercises significant influence but does not maintain control, unless consolidated pursuant to FIN46R.

Note B. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and nine months ended August 28, 2004 are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended November 29, 2003.

Certain amounts in the 2003 financial statements have been reclassified to more closely conform with the 2004 presentation.

Note C. Stock-Based Compensation:

The Company has elected to continue to account for stock options granted to employees and directors under APB Opinion No. 25 and is required to provide pro forma disclosures of what net income (loss) and earnings (loss) per share would have been had the Company adopted the fair value method for recognition purposes under SFAS No. 123.

For the nine months and quarters ended August 28, 2004 and August 30, 2003, the effect on earnings (loss) per share would be as follows:

	For the Nine Months Ended		For the Quarter Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Net income (loss):
As reported	$5,340	$(3,675)	$1,128	$1,557

Less: pro forma expense, net of tax, related to stock options	(1,457)	(388)	(679)	(140)

Pro forma net income (loss)	$3,883	$(4,063)	$449	$1,417

Earnings (loss) per share:
As reported
Basic	$0.46	$(0.32)	$0.10	$0.13
Diluted	0.45	(0.32)	0.10	0.13
Pro forma
Basic	0.33	(0.35)	0.04	0.12
Diluted	0.33	(0.35)	0.04	0.12

The pro forma results reflect amortization of the fair value of stock options over the vesting period.

6 of 31

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 28, 2004

(Dollars in thousands except share and per share data)

Note D. Inventories:

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method.

	August 28 2004	November 29, 2003
Finished goods	$33,751	$25,488
Work in process	2,458	2,922
Raw materials and supplies	17,236	16,830
Retail merchandise	7,646	8,146

Total inventories on FIFO method	61,091	53,386
LIFO adjustment	(16,815)	(16,932)

Total inventories, net	$44,276	$36,454

Note E. Unconsolidated Affiliated Companies:

The International Home Furnishings Center (“IHFC”) owns, and leases floor space in, a showroom facility in High Point, North Carolina. The Company owned 46.9% of IHFC at August 28, 2004 and August 30, 2003 and accounts for the investment using the equity method since the Company does not maintain operating control of IHFC. The Company’s investment reflects a credit balance of $14,541 and $13,070 at August 28, 2004 and November 29, 2003, respectively, which is reflected in the liabilities section in the accompanying consolidated balance sheets as “distributions in excess of affiliate earnings”. Management has concluded, based on the leases that tenants must sign with IHFC and based on historical earnings that IHFC will generate future earnings in excess of the amounts recorded in the accompanying balance sheets. Based on current and expected future earnings of IHFC, management believes the market value of this investment is positive and substantially greater than its negative book value of $14,541 at August 28, 2004. The Company recorded income from IHFC of $1,304 and $1,332 in the third quarter of 2004 and 2003, respectively and $4,152 and $4,005 in the first nine months of 2004 and 2003, respectively. Additionally, the Company received dividends of $5,623 and $5,154 from IHFC in the first nine months of 2004 and 2003, respectively. Summarized combined unaudited income statement information for IHFC for the first nine months of 2004 and 2003, respectively, is as follows:

	2004	2003
Revenue	$31,283	$30,462
Operating income	18,952	18,667
Net income	8,863	8,551

7 of 31

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 28, 2004

(Dollars in thousands except share and per share data)

Note F. Real estate notes payable:

During the third quarter of 2004, the Company acquired three real estate properties utilized by Bassett Furniture Direct (BFD) stores. These three properties and two real estate properties purchased in the second quarter of 2004 were acquired through cash payments of $3,397 and non-cash assumption of mortgages totaling $16,231. These mortgages are payable over a periods of six to seven years and have interest rates ranging from 7.89% to 9.18%. The current portion of these notes, $359 at August 28, 2004, has been included as a current liability in accrued liabilities in the accompanying condensed consolidated balance sheet.

Note G. Comprehensive income:

For the quarters ended August 28, 2004 and August 30, 2003, total comprehensive income, net of tax, was $863 and $1,827, respectively. Included in total comprehensive income for each quarter was net income of $1,128 and $1,557, and unrealized holding gains (losses), net of tax, of ($265) and $270, respectively.

For the nine months ended August 28, 2004 and August 30, 2003, total comprehensive income (loss), net of tax, was $5,198 and ($3,071) respectively. Included in total comprehensive income (loss) for each nine month period was net income (loss) of $5,340 and ($3,675), and unrealized holding gains (losses), net of tax, of ($142) and $604, respectively.

Note H. Restructuring and Impaired Asset Charges:

During the third quarter of 2004, the Company decided to restructure certain operating facilities and announced that it would close its Macon, Ga. wood manufacturing plant. Future production of certain items from the wood home entertainment/home office furniture category will be consolidated into the Company’s other wood manufacturing facilities. In addition, certain current and new groups from its home entertainment category will be imported. The land and building are held for sale, and are expected to be sold for an amount greater than net book value. Certain machinery and equipment will be re-located to the Company’s remaining manufacturing facilities, with the rest being held for sale or other disposal. Restructuring charges of $1,220 were accrued at the end of the quarter for the above mentioned activities. $250 of the $1,220 restructuring charge represents an estimate of the impaired fixed asset write-downs related to these actions. The remaining $970 represents severance and employee benefits for 180 employees associated with the closure of the Macon facility. The annual depreciation related to the Macon facility and equipment that will not be transferred was approximately $510. For these activities, the Company had $880 remaining in restructuring reserves as of August 28, 2004, and expects this amount to be paid out by the end of the first quarter of fiscal 2005.

During the first quarter of 2004, the Company decided to restructure certain operating facilities and non-core assets and announced that it would close its Hiddenite, NC upholstery manufacturing plant and consolidate production into its Newton, NC facility. The land and building are held for sale, and are expected to be sold for an amount approximating net book value. Also during the first quarter, the Company reduced operations and headcount at its Macon, Ga. wood manufacturing facility. This headcount reduction and change in focus of the plant’s operations resulted in significant parts of the plant and machinery and equipment no longer being utilized. The Company also decided to close its BFD retail store located in Hickory, NC. Restructuring charges of $2,840 were accrued at the end of the quarter for the above mentioned activities. $2,103 of the $2,840 restructuring charge represents an estimate of the impaired fixed asset write-downs related to these actions. The remaining $737 represents severance and employee benefits for 50 employees associated with the closure of the Hiddenite facility, the restructuring at the Macon facility and related corporate office reductions. The annual depreciation related to the Hiddenite facility was approximately $179. For these activities, the Company had $192 remaining in restructuring reserves as of August 28, 2004, and expects this amount to be paid out by the end of fiscal 2004.

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

8 of 31

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 28, 2004

(Dollars in thousands except share and per share data)

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

The Company leases land and buildings that are used in the operation of its Bassett-owned retail stores as well as in the operation of independent and partnership licensee BFD stores. Additionally, the Company leases showroom space from IHFC, which is priced at the market rate. Lease terms range from three to 15 years and generally have renewal options of between five and 15 years. The Company had obligations of $42,575 and $57,027 at August 28, 2004 and November 29, 2003, respectively, for future minimum lease payments under non-cancelable leases having remaining terms in excess of one year.

As part of the Company’s expansion strategy for its retail stores, Bassett has guaranteed certain lease and obligations of licensee operators of the BFD program. Lease guarantees range from one to ten years. The Company was contingently liable under licensee lease obligation guarantees in the amount of $27,953 and $20,368 at August 28, 2004 and November 29, 2003, respectively.

The Company has also guaranteed loans from a bank to certain of its BFD dealers to finance initial inventory packages for those stores. The total contingent liability with respect to these loan guarantees as of August 28, 2004 and November 29, 2003 was $14,123 and $7,894, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, the Company believes that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The estimated proceeds of these options are believed to be sufficient to cover the maximum amount of the Company’s future payments, net of reserves, under the guarantee obligations. The fair value of guarantees at August 28, 2004 and November 29, 2003 were $1,552 and $1,261, respectively, and are recorded in accrued liabilities in the accompanying balance sheets.

Note J. Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation of certain business enterprises (“variable interest entities” or “VIEs”), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its equity investments, among other interests, to determine if they are variable interest entities. As defined in FIN 46, VIEs are contractual, ownership or other interests in entities that change with the changes in the entities net asset value. Variable interests in an entity may arise from guarantees, leases, borrowings and other arrangements with the VIE. An entity that will absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the VIE. Under FIN 46, the primary beneficiary must include the VIE’s assets, liabilities and results of operations in its consolidated financial statements.

On December 24, 2003, the FASB issued a revision of the Interpretation (the “Revised Interpretation” or “FIN 46R”). Revised Interpretation 46 modified both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supercede the original FIN 46. Under the Revised Interpretation, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of the Revised Interpretation.

The Company analyzed its two partnership licensees and its independent licensees under the requirements of the Revised Interpretation. All of these licensees operate as Bassett Furniture Direct stores and are furniture retailers. The Company sells furniture to these licensees, and in some cases has extended credit beyond normal terms, made lease guarantees, guaranteed loans, or loaned directly to the licensees. Consistent with the Company’s critical accounting policies, the Company has recorded reserves for potential exposures related to these licensees. See Note I for disclosure of leases, lease guarantees and loan guarantees.

9 of 31

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 28, 2004

(Dollars in thousands except share and per share data)

During the second quarter of 2004, the Company completed its assessment of licensees for potential VIEs. As previously disclosed, in 2003, the Company determined one licensee, LRG, is a VIE for whom the Company is the primary beneficiary and accordingly adopted FIN 46R for LRG in the fourth quarter of fiscal year 2003. Adopting FIN 46R for LRG required the Company to consolidate LRG as of the beginning of 2003. Upon consolidation of LRG, the Company recognized a cumulative effect of an accounting change, amounting to ($4,875) (net of income tax benefit of $3,200) or ($.42) per diluted share. In the second quarter of 2004, the Company completed its assessment for other potential VIEs, and concluded that these entities were not variable interest entities and, therefore, were not required to be consolidated by the Company. In future periods, the Company will reassess the status of potential VIEs when facts and circumstances surrounding each potential VIE change.

Note K. Earnings (loss) per share:

The following reconciles basic and diluted earnings (loss) per share:

	Net Income (Loss)	Weighted Average Shares	Earnings per share
For the nine months ended August 28, 2004

Net income available to common stockholders	$5,340	11,676,706	$0.46
Add effect of dilutive securities:
Options	—	174,858	—

Diluted earnings per share	$5,340	11,851,564	$0.45

For the nine months ended August 30, 2003

Net loss available to common stockholders	$(3,675)	11,614,000	$(0.32)
Add effect of dilutive securities:
Options	—	—	—

Diluted loss per share	$(3,675)	11,614,000	$(0.32)

For the quarter ended August 28, 2004

Net income available to common stockholders	$1,128	11,685,217	$0.10
Add effect of dilutive securities:
Options	—	164,906	—

Diluted earnings per share	$1,128	11,850,123	$0.10

For the quarter ended August 30, 2003

Net income available to common stockholders	$1,557	11,599,455	$0.13
Add effect of dilutive securities:
Options	—	11,210	—

Diluted income per share	$1,557	11,610,665	$0.13

Options to purchase 1.6 million and 1.9 million shares of common stock were outstanding during the first nine months of 2004 and 2003, respectively, which could potentially dilute basic EPS in the future.

Common stock equivalent shares are excluded from the computations if their effect is anti-dilutive. The effect of stock options is not included in the diluted computation for periods in which losses occur because to do so would be anti-dilutive.

10 of 31

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2004

(Dollars in thousands except share and per share data)

Note L. Segment Information:

Segment information for the periods ended August 28, 2004 and August 30, 2003 was as follows:

	Net Sales	Operating Income (loss)	Depreciation and amortization	Capital Expenditures
Nine months ended August 28, 2004
Wood	$94,045	$6,725	$2,393	$1,297
Imports	38,749	7,851	—	—
Upholstery	76,430	10,230	701	841
Other	6,663	(21,211)	4,160	6,874

Wholesale	215,887	3,595	7,254	9,012
Retail	36,773	(676)	280	188
Inter-Company Elimination	(17,152)	(32)	—	—
Restructurings and Gain, net	—	(170)	—	—

Consolidated	$235,508	$2,717	$7,534	$9,200

Nine months ended August 30, 2003
Wood	$100,320	$6,727	$2,728	$536
Imports	33,288	6,962	—	—
Upholstery	73,255	9,909	700	1,314
Other	6,430	(21,081)	4,193	2,603

Wholesale	213,293	2,517	7,621	4,453
Retail	39,671	(2,835)	321	123
Inter-Company Elimination	(19,051)	(96)	—	—
Restructuring	—	(3,200)	—	—

Consolidated	$233,913	$(3,614)	$7,942	$4,576

Three months ended August 28, 2004
Wood	$29,893	$1,839	$840	$519
Imports	14,731	3,328	—	—
Upholstery	25,572	3,392	225	373
Other	1,954	(7,105)	1,314	2,825

Wholesale	72,150	1,454	2,379	3,717
Retail	12,301	(204)	196	127
Inter-Company Elimination	(5,866)	(169)	—	—
Restructuring	—	(1,220)	—	—

Consolidated	$78,585	$(139)	$2,575	$3,844

Three months ended August 30, 2003
Wood	$34,772	$2,358	$856	$100
Imports	11,568	2,295	—	—
Upholstery	23,910	3,325	245	490
Other	2,246	(6,756)	1,307	597

Wholesale	72,496	1,222	2,408	1,187
Retail	12,958	(1,073)	93	63
Inter-Company Elimination	(6,021)	(27)	—	—

Consolidated	$79,433	$122	$2,501	$1,250

11 of 31

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2004

(Dollars in thousands except share and per share data)

The Company’s primary business is wholesale home furnishings. The wholesale home furnishings business is involved principally in the design, manufacture, sale and distribution of furniture products to a network of independently-owned stores and stores owned by the Company and affiliates of the Company. The wood segment is engaged in the manufacture and sale of wood furniture to independent and affiliated retailers. The upholstery segment is involved in the manufacture and sale of upholstered frames and cut upholstery items having a variety of frame and fabric options to independent and affiliated retailers. The import segment sources product principally from Asia and sells these products to independent and affiliated retailers. The Company’s other business segment consists of other corporate support functions, including certain selling, general and administrative expenses and a contemporary furniture business. Capital expenditures in the Other segment primarily relate to BFD store properties. The retail segment consists of 12 corporately owned retail stores in North Carolina, Texas and Nevada. Inter-company elimination reflects the embedded wholesale revenue and profit in the Company-owned store inventory that has not been realized. Operating income by business segment is defined as sales less direct operating costs and expenses.

12 of 31

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2004

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

The Bassett Furniture Direct (BFD) store program, which began in 1997, entailed not only the creation of a new prototype store, but also includes an internal, cultural transformation aimed at refocusing company practices and strategies to the ultimate end user, the consumer. The strategy also focused on restyling the Bassett lines and suites with accessories. Bassett Furniture Direct acts as both a furniture design center and a moderate price point leader - two characteristics that are combined with custom product and quick delivery to offer the Company a unique selling proposition in the furniture industry.

The furniture industry continues to experience rapid change. The change has been precipitated by both the growth of imported furniture (which has included downward pressure on retail prices) and reductions in traditional channels of distribution. The Company has embraced these changes through its BFD program and by reducing its domestic production of product that can be more efficiently sourced overseas. The Company strives to provide its customers with home furnishings at competitive prices and, with that goal in mind, will continue to evaluate the cost effectiveness of domestic production on a product by product basis. The Company also is continuing its focus on the BFD distribution channel. Continual improvements to the retail program are being made through improved product, new advertising and better delivery, service and training. The Company expects to open between 20 and 25 new stores per year over the next several years. The Company believes that overall operating margins will be positively impacted through its efforts to reengineer manufacturing processes and source more products overseas.

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

On June 18, 2004, the Department of Commerce announced a preliminary determination in the antidumping duty investigation of wooden bedroom furniture from China establishing preliminary antidumping margins ranging from 4.9% to 198.1%. This recent U.S. Department of Commerce preliminary ruling is expected to result in an assessment of duties in the range of 8% to 13% on product sourced by the Company from Chinese vendors. The Company does not believe this ruling will have a significant impact on the Company’s overall results.

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

13 of 31

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In fiscal 2004, the Company has three key areas of focus: one, continuing to improve and expand the BFD store network through additions of high quality dealers and new stores, two; continued emphasis on better value and service to our customers; and three, to improve the financial performance of the wood division through continued gains in productivity and cost management.

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

Consolidation – The consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated and its majority-owned subsidiaries for whom the Company has operating control. In 2003, the Company consolidated LRG Furniture, LLC (LRG) pursuant to Revised FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN46R). Additionally, in the second quarter of 2004, the Company completed its assessment under FIN 46R for other potential VIEs and concluded that these entities, were not variable interest entities and, therefore, were not required to be consolidated by the Company. In future periods, the Company will reassess the status of potential VIEs when facts and circumstances surrounding each potential VIE change. (See Note J to the Condensed Consolidated Financial Statements).

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

14 of 31

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investments – Investments are marked-to-market and recorded at their fair value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses are included in income and are determined using the specific identification method for ascertaining the cost of securities sold.

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

Loss Reserves - The Company has a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability, litigation, restructuring and impaired asset charges, and the recoverability of deferred income tax benefits. Establishing loss reserves for these matters requires management’s estimate and judgment with regard to maximum risk exposure and ultimate liability or realization. As a result, these estimates are often developed with the Company’s counsel, or other appropriate advisors, and are based on management’s current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcome of these issues or the possibility of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

Results of Operations – Periods ended August 28, 2004 compared with periods ended August 30, 2003

In the first nine months of 2004, the Company reported net sales of $235,508 which was an increase of 0.7% from $233,913 of net sales reported in the first nine months of 2003. This increase was primarily the result of growth in shipments into the BFD channel slightly exceeding attrition from sales to JC Penney and independent furniture stores. Sales for third quarter of 2004 were $78,585 which was a decrease of 1.1% from the $79,433 of net sales reported in the third quarter of 2003. This decrease resulted from attrition to independent furniture stores being slightly greater than sales growth in the BFD channel in the third quarter of 2004.

The Company has continued its drive to open BFD stores. The BFD store network consisted of 107 BFD stores at August 28, 2004 and 96 BFD stores at August 30, 2003, which included opening 15 additional stores in the first nine months of 2004 and closing 8 stores. The BFD stores accounted for 58% and 52% of the Company’s total sales for the first nine months of 2004 and 2003, respectively.

The Company has seen additional distribution and increased demand for Bassetbaby® brand products especially with the three largest Bassettbaby® customers, Babies R Us, Burlington Coat Factory and Target. The Company has continued to introduce new products and views this category as an important means of introducing the Bassett® brand to younger consumers.

The Company’s overall operating income improvement in 2004 is primarily attributable to the growth of the Import Division and improvements in the cost structure of the Retail Division. For the nine months ended August 28, 2004, the Import Division experienced a $5,461 sales increase as compared to the first nine months of 2003, which contributed to an $889 increase in operating income. For the nine months ended August 28, 2004, the Retail Division experienced a $2,159 improvement to operating income primarily as a result of cost reduction efforts initiated in 2003.

15 of 31

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross margin; selling, general and administrative (S,G&A) expenses; and operating income (loss) as a percentage of net sales were as follows for the quarters ended August 28, 2004, and August 30, 2003:

	For the Nine Months Ended		For the Quarter Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Gross margin	25.6%	25.5%	25.6%	25.0%
S,G&A	24.3%	25.7%	24.2%	24.8%
Gain on sale of property, net	-1.7%	n/a	n/a	n/a
Restructuring and impaired fixed asset charges	1.7%	1.4%	1.6%	n/a
Operating income (loss)	1.2%	-1.5%	-0.2%	0.2%

Gross margin remained basically flat for both the first nine months and third quarter of 2004 as compared to the same periods of 2003. The Wood Division experienced slightly better margins in the first nine months of 2004 as compared to the first nine months of 2003 and slightly lower margins in the third quarter of 2004 as compared to the third quarter of 2003, based on slightly lower sales for both the first nine months and third quarter of 2004 as compared to 2003 and continued efforts to restructure the operations of the Wood Division which caused temporary interruptions and changes to manufacturing processes and schedules. For both the first nine months and third quarter of 2004, the Upholstery Division experienced improved margins primarily through continued gains in operating efficiencies and cost reduction measures. For the first nine months of 2004, the Import division experienced slightly reduced margins as compared to the first nine months of 2003 due to more competitively priced products being sold. The Import Division experienced slightly better margins in the third quarter of 2004 as compared to the third quarter of 2003 primarily due to a better sales mix of product and less discounts on slow moving product with inventory of slow moving product having decreased in the first six months of 2004.

S,G&A expenses were 24.3% and 24.2% of sales for the first nine months of 2004 and the third quarter of 2004, respectively, compared to 25.7% and 24.8% of sales for the first nine months and third quarter of 2003, respectively. The Company’s total S,G&A spending decreased from $60,001 in the first nine months of 2003 to $57,289 in the first nine months of 2004. The Company’s total SG&A spending decreased from $19,713 in the third quarter of 2003 to $19,009 for the third quarter of 2004. These reductions in S,G&A spending from 2003 to 2004 are primarily due to improvements in the cost structure and reductions in discretionary spending in the Retail Division which were partially offset by increases in spending primarily related to increased marketing costs related to the BFD program and increased costs associated with compliance with the Sarbanes-Oxley Act of 2002 which were not experienced in 2003. The Company continues to closely monitor discretionary spending in all of its divisions and search for opportunities to reduce costs.

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

16 of 31

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the third quarter of 2004, the Company announced the closing of the Macon, Ga. upholstery facility. The land and building are held for sale, and are expected to be sold for an amount greater than net book value. Certain machinery and equipment will be re-located to the Company’s remaining manufacturing facilities, and certain other machinery and equipment will be sold or otherwise disposed of. Restructuring charges of $1,220 were accrued at the end of the quarter for the above mentioned activities. $250 of the $1,220 restructuring charge represents an estimate of the impaired asset write-downs related to these actions. The remaining $970 represents severance and employee benefits for 180 employees associated with the closure of the Macon facility. During the first quarter of 2004, the Company announced that it would close its Hiddenite, NC upholstery manufacturing plant, included in the Upholstery segment, and consolidate production into its Newton, NC facility. Also, during the first quarter, the Company initially restructured portions of the operations of its Macon, Ga. wood manufacturing plant and made plans to sell certain non-core assets. Restructuring charges of $2,840 were accrued at the end of the first quarter which primarily related to the impairment of certain fixed assets and severance and employee benefits. $2,103 of the $2,840 restructuring charge represents an estimate of the impaired asset write-down of certain fixed assets at the Macon, Ga. facility and certain other non-core assets. The remaining $737 represents severance and employee benefits for approximately 50 employees associated with the closure of the Hiddenite, NC facility, restructuring of the Macon, Ga. facility and also additional headcount reductions at the corporate office related to the reduced operations of these two plants.

Other income was $4,499 and $4,730 for the first nine months of 2004 and 2003, respectively, and $1,585 and $1,767 for the third quarter of 2004 and 2003, respectively. Included in other income are the Company’s regular investment earnings, earnings or losses from unconsolidated affiliated companies, real estate earnings or losses and interest expense primarily related to long-term borrowings and employee retirement obligations. Other income is expected to continue to be an integral component of the Company’s future earnings.

The effective tax provision (benefit) rate was 26.0% and (7.5%) in the first nine months of 2004 and 2003, respectively. The effective tax provision rate was 22.0% and 17.6% in the third quarters of 2004 and 2003, respectively. The effective tax provision rates for the 2004 periods are lower than the statutory federal income tax provision rate due principally to dividend received deductions from the Company’s investment in IHFC. The effective tax rates for the 2003 periods are significantly lower than the comparable periods of 2004 due to a settlement with the IRS regarding the non-deductibility of interest expense on loans associated with the Company’s corporate-owned life insurance plan (“COLI” plan). The Company reversed certain reserves in the second and third quarters of 2003 related to this settlement.

In 2003, the Company adopted FIN 46R for LRG which required consolidation of the results and financial position of LRG into the Company’s results and financial position as of the beginning of fiscal 2003. Upon adoption of FIN 46R, the Company recorded a charge of ($4,875) (net of income taxes) related to the cumulative effect of this accounting change in the first quarter of 2003.

For the nine months ended August 28, 2004, net income was $5,340 or $.45 per diluted share, compared to net loss of ($3,675) or ($.32) per diluted share for the nine months ended August 30, 2003. For the quarter ended August 28, 2004, net income was $1,128 or $.10 per diluted share, compared to net income of $1,557 or $.13 per diluted share for the quarter ended August 30, 2003.

17 of 31

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2004

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

	Nine Months Ended		Quarter Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Wood Division
Net sales	$94,045	$100,320	$29,893	$34,772
Contribution to profit and overhead	$6,725	$6,727	$1,839	$2,358
Contribution to profit and overhead as a % of net sales	7.2%	6.7%	6.2%	6.8%

Wood Division net sales decreased in the first nine months and third quarter of 2004 from levels attained in the same periods of 2003 due to the continued erosion of department store sales and a continued shift from domestic production to imported product. In an effort to improve sales and margins in this segment, the Company is introducing new products, opening more BFD and At Home stores, repositioning the division through cost reduction initiatives, as well as improving product styling, quality and service. The Company announced the closing of the Macon, Ga. wood manufacturing facility in the third quarter of 2004 in an effort to better utilize capacity at other wood manufacturing facilities and increase margins on a company-wide basis.

Contribution to profit and overhead is defined by the Company as gross profit less direct divisional operating expenses, but excluding any allocation of corporate overhead expenses, interest expense, or income taxes. Wood Division contribution to profit and overhead as a percentage of net sales increased slightly in the first nine months of 2004 as compared to the first nine months of 2003 as efficiencies and cost saving measures implemented in 2003 were realized. Wood Division contribution to profit and overhead as a percentage of net sales decreased in the third quarter of 2004 from the third quarter of 2003 primarily due to the wind-down of operations at the Macon, Ga. plant. Additionally, the Mt, Airy, NC facility experienced inefficiencies and increased costs due to the initial manufacturing of the new Continental Sketchbook collection. The Company remains focused on attacking labor and raw material variances and believes the closing of the Macon, Ga. facility, the success of new products and process improvement initiatives should lead to improved operating results for this division in subsequent quarters.

18 of 31

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Nine Months Ended		Quarter Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Import Division
Net sales	$38,749	$33,288	$14,731	$11,568
Contribution to profit and overhead	$7,851	$6,962	$3,328	$2,295

Net sales for the Import Division increased 16.4% and 27.3% in the first nine months and third quarter of 2004 compared to the comparable 2003 periods as the Company experienced successes with import collections introduced over the past 12 months. Part of this growth is attributable to a shift from product made domestically in the Company’s former Dublin, Ga. plant to product sourced from overseas. Additionally, the sales of the Company’s Bassettbaby® brand products have significantly increased, especially those sales to the three largest Bassettbaby® customers, Babies R Us, Burlington Coat Factory and Target. The increases in sales are primarily the result of positive retail customer response to new products introduced in the past 12 months. The Company expects the sales of the Import Division to continue to increase, which should, in turn, have a positive impact on the Company’s overall margin position. The division should benefit from the Company’s recent decision to outsource certain home entertainment furniture previously manufactured domestically at the Macon, Ga. facility.

Import Division contribution to profit and overhead increased 12.8% in the first nine months of 2004 as compared to the comparable periods of 2003. Contribution to profit and overhead increased 45.0% in the third quarter of 2004 as compared to the comparable period of 2003. The third quarter of 2004 had significantly less sales of slow moving product as most of the slow moving product was liquidated in the first half of 2004. Additionally, the third quarter of 2004 experienced increased sales of new products recently introduced which were more profitable. The Import Division has also made improvements in sales forecasting and planning of future purchases to better manage inventories of imported product, which typically have longer lead times than domestically manufactured products. In the fourth quarter of 2004, the Company expects to begin selling imported bedroom furniture that was sourced after the implementation of anti-dumping duties in late June 2004. The cost of these duties is expected to have a slightly negative impact on contribution to profit and overhead of the Import Division in subsequent quarters.

	Nine Months Ended		Quarter Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Upholstery Division
Net sales	$76,430	$73,255	$25,572	$23,910
Contribution to profit and overhead	$10,230	$9,909	$3,392	$3,325

Net sales for the Upholstery Division increased by 4.3% for the first nine months of 2004 as compared to the first nine months of 2003 and by 7.0% for the third quarter of 2004 compared to the third quarter of 2003. The division’s product offerings have been bolstered by products with more contemporary styling at better price points. The Company has continued a quick ship delivery program for certain dealers that guarantees delivery of furniture to the customer within thirty days. The Company is focusing upholstery distribution on its BFD stores, its At Home with Bassett galleries, and several other major customers.

19 of 31

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contribution to profit and overhead increased $321 in the first nine months of 2004 as compared to the comparable periods of 2003. These increases were primarily driven by stronger sales and increases in leather upholstered product offerings imported from overseas. These increases were slightly offset by increased sales of motion products which are more labor intensive and have slightly lower margins than stationary upholstery items.

	Nine Months Ended		Quarter Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Retail Division
Net sales	$36,773	$39,671	$12,301	$12,958
Contribution to profit and overhead	$(676)	$(2,835)	$(204)	$(1,073)

Net sales for the Retail Division decreased by 7.3% from the first nine months of 2003 to the first nine months of 2004 and decreased by 5.1% from the third quarter of 2003 to the third quarter of 2004. These decreases are primarily due to the Company owning and operating two more stores in the 2003 periods as compared to the 2004 periods. These two BFD stores located in Richmond, Va. were sold to an independent third party in November of fiscal 2003.

The Company closed the Company-owned BFD store located in Hickory, NC in early June of 2004. For the first and second quarters of 2004 the Retail Division was comprised of seven stores in Texas (LRG) and six Company owned stores (four in North Carolina and two in Nevada). For the third quarter of 2004, the Retail Division was comprised of the seven stores in Texas and five Company owned stores (three in North Carolina and two in Nevada). For the first nine months of 2003, the Retail Division was comprised of seven stores in Texas (LRG), two stores in Nevada (LRG) and six Company-owned stores (four in North Carolina and two in Virginia). In November 2003, the Company sold the two stores in Virginia to an independent third party and acquired the two stores in Nevada from LRG.

The improvements in contribution to profit and overhead were primarily the result of improvements in both LRG’s and the Company owned stores’ cost structures. LRG’s stores (Texas stores) experienced modest sales increases as improvements in the Texas economy and changes in advertising and promotions led to increased traffic. Additionally, LRG realized the benefits of reorganization efforts undertaken in 2003 to lower LRG’s cost structure and allow for more focus on the operations of the stores in Texas. LRG recognized income of $367 in the first nine months of 2004 as compared to a net loss of ($609) in the first nine months of 2003. For the third quarter of 2004, LRG had income of $70 compared to a net loss of ($248) in the third quarter of 2003. The Company owned stores experienced sales decreases primarily due to the November 2003 sale of the two stores located in Richmond, Va. to an independent licensee and the closing of the Hickory store in early June 2004. The Company-owned stores were able to significantly reduce operating losses primarily due to the transaction related to the Richmond stores and reduced discretionary spending.

The Company’s growth strategy is primarily centered on opening independently owned BFD stores. The Company believes that local management with furniture experience, ownership interest and a passion for furniture retailing is key to the success of the BFD stores. However, in 2004, the Company has taken steps to strengthen its internal retail management team through both realignment of responsibilities and additions of new personnel. The Company believes this is important in order to better support the growing network of BFD stores and to be in a position to operate certain BFD stores if such a need arises and the Company concludes this is the best course of action.

20 of 31

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The Company’s August 28, 2004 balance sheet, with a sizeable investment portfolio and relatively little debt, remains strong and continues to bolster its retail growth strategy. The Company’s primary sources of funds have been its cash flow from operations, its investment portfolio and a bank line of credit. Additional sources of cash for the first nine months of fiscal 2004 were collection of a note from the sale of the California upholstery facility, and dividends received from an affiliate. The primary use of operating cash in the first nine months of 2004 was increases in imported inventories to support the introduction of new collections and provide better service levels for key imported items. The Company expects inventories will continue to grow as more products are imported. However, plans to improve both domestic and import inventory turns should partially offset these expected increases.

The current ratio as of August 28, 2004, and November 29, 2003, respectively, was 2.48 to 1 and 2.74 to 1. Working capital at August 28, 2004 was $60,410 compared to $65,110 at November 29, 2003.

Cash used in operating activities was $2,291 for the nine months ended August 28, 2004, compared to cash provided by operating activities of $13,536 for the nine months ended August 30, 2003. The cash used by operating activities in 2004 was primarily used to build inventories by $8,600 in the third quarter of 2004 to support the introduction of new collections and provide better service levels for key imported items. The Company anticipates relatively flat or a slight increase in inventories during the remainder of 2004.

Net cash used in investing activities was $536 for the nine months ended August 28, 2004. The Company invested a net $9,200 in property and equipment in the first nine months of 2004 for retail real estate, information systems, and various manufacturing equipment. This $9,200 was comprised of $3,417 of manufacturing and corporate capital expenditures and $5,783 of BFD-related real estate acquisitions (included acquisition of five properties acquired through cash payments of $3,397 and non-cash assumption of $16,231 of mortgages). Dividends from the Company’s equity investments have totaled $5,623 for the first nine months of fiscal 2004 as compared to $5,154 in the first nine months of 2003. During the first nine months of 2004, the Company also collected the proceeds from the sale of its former California upholstery manufacturing facility. As part of management’s on-going review of investment strategies and performance, the Company invested approximately $6,300 into its investment portfolio in the first nine months of 2004. One of the Company’s investment money managers routinely repositions the Company’s investments, resulting in purchases and sales of investment securities in the ordinary course of business. The Company also sold a small portion of its investment portfolio in the third quarter of 2004.

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

21 of 31

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2004

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cash used in financing activities was $6,027 in the first nine months of 2004 as compared to $10,960 for the first nine months of 2003. In the first nine months of 2004, the Company received $1,857 from employee exercises of stock options. Additionally, in the first nine months of 2004, the Company used $772 to repurchase 44,800 shares of its Common Stock. These purchases were part of the Company’s stock repurchase program, approved in fiscal 1998, which allows the Company to repurchase up to $40,000 in Company stock. There was $9,421 remaining under the stock repurchase program at August 28, 2004. During and at the end of the first nine months of 2004, the Company had no borrowings against its credit facility. During the first nine months of 2003 the Company made net repayments of $3,000 on this facility.

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

22 of 31

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2004

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

The Company leases land and buildings that are used in the operation of its Bassett-owned retail stores as well as in the operation of independent and partnership licensee BFD stores. Additionally, the Company leases showroom space from IHFC, which is priced at the market rate. Lease terms range from three to 15 years and generally have renewal options of between five and 15 years. The Company had obligations of $42,575 and $57,027 at August 28, 2004 and November 29, 2003, respectively, for future minimum lease payments under non-cancelable leases having remaining terms in excess of one year.

As part of its expansion strategy for retail stores, the Company has guaranteed certain lease obligations of licensee operators of the Bassett Furniture Direct program. Lease guarantees range from one to ten years. The Company was contingently liable under licensee lease obligation guarantees in the amount of $27,117 and $20,368 at August 28, 2004 and November 29, 2003, respectively.

The Company has also guaranteed loans from a bank to certain of its BFD dealers to finance initial inventory packages for those stores. The total contingent liability with respect to these loan guarantees as of August 28, 2004 and November 29, 2003 was $14,959 and $7,894, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, the Company believes that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer (the proceeds of which are estimated to cover the maximum amount of the Company’s future payments under the guarantee obligations net of reserves). The fair value of guarantees at August 28, 2004 and November 29, 2003 were $1,552 and $1,261 respectively, and are recorded in accrued liabilities in the Company’s balance sheets.

23 of 31

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2004

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

The Company’s marketable securities portfolio, which totaled $28,981 at August 28, 2004, is diversified among seven different money managers and over twenty-five different medium to large capitalization interests. Although there are no maturity dates for the Company’s equity investments, management has plans to liquidate its current marketable securities portfolio on a scheduled basis over the next four to six years. Maturity dates on other investments in the portfolio range from two to five years.

The Bassett Industries Alternative Asset Fund L.P (BIAAF) was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of BIAAF. The Company and the General Partner are currently the only two partners. The objective of BIAAF is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In addition, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. The Company’s investment in BIAAF, which totaled $46,762 at August 28, 2004, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to BIAAF is limited to the amount of BIAAF’s investment in each of the funds.

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

24 of 31

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2004

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

25 of 31

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2004

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities:

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 30 - July 3, 2004	—	n/a	—	$9,420,639
July 4 - July 31, 2004	—	n/a	—	$9,420,639
August 1 - August 28, 2004	—	n/a	—	$9,420,639

(1)	The Company’s Board of Directors has authorized the repurchase of up to $40,000,000 in Company stock. This repurchase plan was announced on June 23, 1998.

None.

Item 6. Exhibits and Reports on Form 8-K:

a.	Exhibits:

Exhibit 3a -Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

Exhibit 3b - By-Laws as amended are incorporated herein by reference to Form 8-K dated September 27, 2004.

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

The Company has furnished to or filed with the SEC the following Current Reports on Form 8-K. To the extent that the reports listed below were furnished to the SEC, they are not deemed “filed” for any purpose under the Exchange Act:

Current Report on Form 8-K dated September 27, 2004, reporting (i) under Item 2.02 the Company’s issuance of a press release relating to, among other things, the financial results for the third quarter of fiscal year 2004, which ended August 28, 2004, (ii) under Item 5.02 the election of a new member of the Company’s Board of Directors, and (iii) under Item 5.03 an amendment to the Company’s By-Laws.

26 of 31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H. Spilman Jr
Robert H. Spilman Jr., President and Chief Executive Officer
October 7, 2004

/s/ Barry C. Safrit
Barry C. Safrit, Vice President and Chief Financial Officer
October 7, 2004

27 of 31