Form 10-K
period 2004-11-27
BASSETT FURNITURE INDUSTRIES INC
filed 2005-01-28
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 27, 2004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 29, 2004 was $222,421,320.

The number of shares of the Registrant’s common stock outstanding on January 28, 2005 was 11,750,290.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Bassett Furniture Industries, Incorporated Annual Report to Stockholders for the year ended November 27, 2004 (the “Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K.

(2)	Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be held February 22, 2005, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

(dollar amounts in thousands except per share data)

Description of Business

Bassett Furniture Industries Incorporated, (together with its consolidated subsidiaries, “Bassett”, “we”, “our” or the “Company”) based in Bassett, Va., is a leading manufacturer, marketer, sourcer and retailer of branded home furnishings. Bassett’s products, designed to provide quality, style and value, are sold through Bassett Furniture Direct™ stores, @t Home with Bassett® galleries, and other furniture and department stores. Bassett was founded in 1902 and incorporated under the laws of Virginia in 1930.

Our full range of furniture products and accessories are sold through an exclusive retail store network of 116 retail stores known as Bassett Furniture Direct (“BFD”) of which 93 are independently owned, twelve we own and control (“Bassett-owned retail stores”) and eleven are operated by joint ventures (“partnership licensees”) and over 1,000 furniture and department stores located throughout the United States. We have six domestic manufacturing facilities.

Our primary business is in wholesale home furnishings. The wholesale home furnishings business is involved principally in the manufacture, sale and distribution of furniture products to a network of Bassett Furniture Direct stores and other customers. The wholesale business consists primarily of three operating segments: wood, upholstery and import. Stores we operate and control are included in the retail segment.

Refer to Note 19 of the Consolidated Financial Statements included in the Annual Report for more information about segment information for 2002, 2003 and 2004 and refer to the Management’s Discussion and Analysis section of the Annual Report for additional discussion on this topic.

Our wood segment is engaged in the manufacture and sale of wood furniture, including bedroom and dining suites and accent pieces, to independent and affiliated retailers. The wood segment accounted for 43%, 47%, and 51%, of wholesale sales during 2004, 2003 and 2002, respectively. The Company currently has four wood manufacturing facilities. Our upholstery segment is involved in the manufacture and sale of upholstered frames and cut upholstery items having a variety of frame and fabric options, including sofas, chairs, and love seats. We currently have one upholstery manufacturing facility. Our upholstery segment accounted for 36%, 34%, and 33% of wholesale sales during 2004, 2003 and 2002, respectively. Our import segment sources product, principally from Asia, and sells this product to independent and affiliated retailers. Our import segment accounted for 18%, 16%, and 13% of wholesale sales during 2004, 2003 and 2002, respectively. Our retail segment operates 12 Bassett Furniture Direct stores in North Carolina, Nevada and Texas. Our retail segment accounted for 15%, 16% and 5% of total net sales in 2004, 2003 and 2002.

We use lumber, fabric, leather and other materials in the production of wood and upholstered furniture. These components originate from a variety of domestic and international suppliers and are widely available. Prices for these components in aggregate have been relatively stable over the last several years. We currently assemble and finish these components in several of our plants in the United States.

Our trademarks, including “Bassett” and the names of our marketing divisions, products and collections, are significant to the conduct of our business. This importance is due to consumer recognition of the names and identification with our broad range of products. Certain of our trademarks are licensed to independent retailers for use in full store and store gallery presentations of our products. We also own patents and licenses that are important in the conduct of our business.

The furniture industry in which we compete is not considered to be a seasonal industry. However, working capital levels will fluctuate based on overall business conditions and desired service levels.

Our backlog of orders believed to be firm was $21,600 at November 27, 2004, and $19,000 at November 29, 2003. It is expected that the November 27, 2004, backlog will be filled within the 2005 fiscal year, with the majority of our backlog being filled during the first quarter of 2005.

The furniture industry is very competitive and there are a large number of manufacturers both within the United States and offshore who compete in the market on the basis of product quality, price, style, delivery and service. Additionally, certain retailers are increasingly sourcing imported product directly, thus bypassing domestic furniture manufacturers. Based on annual sales revenue, we are one of the largest furniture manufacturers located in the United States. We have been successful in this competitive environment because our products represent excellent value combining attractive prices, quality and styling; prompt delivery; and courteous service.

The furniture industry is considered to be a “fashion” industry subject to constant fluctuations to meet changing consumer preferences and tastes. As such, we are continuously involved in the development of new designs and products. Due to the nature of these efforts and the close relationship to the manufacturing operations, these costs are considered normal operating costs and are not segregated. We are not otherwise involved in “traditional” research and development activities nor do we sponsor research and development activities of any of our customers.

In our view, we have complied in all material respects with all federal, state and local standards in the area of safety, health and pollution and environmental controls. We are involved in environmental matters at certain of our plant facilities, which arise in the normal course of business. Although the final outcome of these environmental matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We employed approximately 2,000 people as of November 27, 2004, none of whom were subject to collective bargaining arrangements. We have not experienced any recent work stoppages. We consider our relationship with our employees to be good.

We have several investments in affiliated companies, including a minority interest in International Home Furnishings Center, Inc. (IHFC) which is a lessor of permanent exhibition space to furniture and accessory manufacturers. The IHFC financial statements are included on pages F-31 to F-48. We own a majority interest in LRG Furniture, LLC (“LRG”), which is a retailer of home furnishings. We consolidated LRG in 2003. We also have equity method investments in BFD Northeast, LLC (a developer of BFD stores in New England), BFD Atlanta, LLC (a developer of BFD stores in Atlanta, Ga.) and Zenith Freight Lines, LLC (a freight carrier for many of our customers). See Notes 7 and 8 to the Consolidated Financial Statements which are filed with this report for discussion of affiliates.

Our other investments consist of a 99.8% interest in the Bassett Industries Alternative Asset Fund, L.P. (“Alternative Asset Fund”) and a portfolio of marketable securities.

We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold. All investments are marked-to-market and recorded at their fair value.

The Alternative Asset Fund was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of the Alternative Asset Fund. We and the General Partner are currently the only two partners. The objective of the Alternative Asset Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In addition, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in the Alternative Asset Fund, which totaled $46,593 at November 27, 2004, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to the Alternative Asset Fund is limited to the amount of the Alternative Asset Fund investment in each of the funds.

We account for our investments in the Alternative Asset Fund by marking them to market value each month based on the net asset values provided by the General Partner. The hedge funds and portfolio managers provide the General Partner with estimated net asset values on a monthly basis that represents the amount the partnership would receive if it were to liquidate its investments in the investee funds. The partnership may redeem part of its investments as of the end of each quarter or calendar year, with no less than 45 days prior written notice. (See Note 6 to the Consolidated Financial Statements which are filed with this report.)

General Development of Business

Material Changes in the Development of Business in the last five years are as follows:

There have been two significant business developments that have materially affected our operations over the last five years. First, we created and re-channeled sales through a vertically integrated retail sales network. This strategy both builds on our strengths (brand name, balance sheet, product offerings) and better positions us to capitalize on the changing furniture retail environment. Licensee stores, primarily independently owned, known as Bassett Furniture Direct (BFD), accounted for 60% of our sales in 2004. Our full range of furniture products and accessories are sold through an exclusive network of 116 BFD stores, of which 93 are independently owned, 12 we control and consolidate (“Bassett-owned retail stores”) and 11 are operated by joint ventures (“partnership licensees”), as well as over 1,000 furniture and department stores located throughout the United States. Second, we have restructured production capacities and reduced costs to better align manufacturing capabilities with our new selling strategies. As a result of these restructurings, over the past 5 years we have reduced our number of facilities from 15 to 6 and reduced headcount from 4,700 to 2,000.

The Bassett Furniture Direct store program, which began in 1997, entailed not only the creation of a new prototype store, but also includes an internal, cultural transformation aimed at re-focusing company practices and strategies to the ultimate end user, the consumer. The strategy also focused on re-styling the Bassett lines and suites with accessories. Bassett Furniture Direct acts as both a furniture design center and a moderate price point leader – two characteristics that combined with custom product and quick delivery offer us a unique selling proposition in the furniture industry.

Other significant business developments that impacted the retail store program and manufacturing operations are summarized below.

In the third quarter of 2004, we closed our wood manufacturing facility in Macon, Ga. primarily due to excess capacity at this facility. This plant primarily focused on home office and home entertainment. We determined certain products previously manufactured at the Macon, Ga, facility would be produced at our Mt. Airy, NC facility while certain other products would be imported from foreign sources. Related to the closing of the Macon, Ga. facility, we recorded $1,220 in restructuring charges in the third quarter of 2004. $250 of the $1,220 restructuring charge represents an estimate of the impaired asset write-down of the facility. The remaining $970 represents severance and employee benefits for 180 employees associated with the closure of the plant and additional head count reductions at the corporate office.

In the first quarter of 2004, we made the decision to close our Hiddenite, NC upholstery plant and consolidate our upholstery operations into our Newton, NC plant. Management of this plant has increased production capacity through continued improvements in the manufacturing process which currently allows us to deliver custom-made upholstered furniture into the retail customer’s home in 30 days or less. The Hiddenite facility is held for sale and we expect it to be sold for an amount approximating net book value. We also decided to close our Hickory, NC BFD store and record additional impairments on two idle manufacturing facilities closed in previous years. Related to these actions, we recorded $2,840 in restructuring charges in the first quarter of 2004. $2,103 of the $2,840 restructuring charge represents an estimate of the impaired asset write-down of the facility. The remaining $737 represents severance and employee benefits for 50 employees associated with the closure of the plant and additional head count reductions at the corporate office.

In the fourth quarter of 2003, we acquired an additional 29% ownership in LRG Furniture, LLC, (“LRG”) (an affiliate of ours) bringing our total ownership in LRG to 80%. As part of this transaction, we acquired two stores in Las Vegas, Nevada, from LRG for net book value of $1,200.

We closed our wood manufacturing plant in Dublin, Georgia, in the first quarter of 2003. We recorded a charge of $3,200 in the first quarter of 2003 representing a $1,500 write-down of property and equipment and $1,700 of severance and related employee benefit costs for 320 employees associated with the closure.

We closed our California upholstery plant during the fourth quarter of 2002 and consolidated production into remaining upholstery manufacturing facilities in North Carolina. We incurred restructuring charges of $1,251, which relate entirely to severance and employee benefit costs for approximately 200 employees. In the fourth quarter of 2003, we sold this facility, yet deferred the gain from this sale until payment was received in 2004.

Effective March 4, 2002, we purchased five stores in North Carolina and Virginia from LRG an affiliate of ours, for net book value (which approximated $0). Included in this transaction were inventories of $3,439, payables of $4,213 and notes payable to bank of $1,189.

We restructured production capacities for our Wood Division in 2001. During the first quarter, production was moved from one facility to another and a wood manufacturing facility was identified for closure and subsequently closed in the second quarter. Additionally, 60 corporate office positions were eliminated in the first and second quarters of 2001. Ongoing efforts to match production with demand, offer more competitively priced products and operate more efficient manufacturing facilities resulted in the announcement and subsequent closure of two additional facilities in Bassett, Virginia during the third quarter of 2001. Production has been moved to other manufacturing facilities in Virginia or has been outsourced. Approximately 800 positions were eliminated as a result of this restructuring activity. Restructuring charges of $6,952 were recognized in 2001. We also recorded unusual and non-recurring charges of $1,051 for inventory losses related to discontinued product. This amount is included in 2001 cost of sales.

We made a decision in late 2000 to consolidate production in our Wood Division. This included transferring certain products to different facilities, reducing one facility to rough-end operations only, and eliminating approximately 300 salaried and hourly positions. As a result, we recorded a restructuring charge in 2000 of $6,680, of which, $5,800 related to the write-down of property and equipment and $880 related to severance and related employee benefits costs.

Early in fiscal year 2000, we merged all eight of our Company-owned Bassett Furniture Direct (BFD) stores with a licensee’s five BFD stores to form LRG. Refer to Notes 2 and 8 of the Consolidated Financial Statements which are filed with this report for more information about the joint venture.

Refer to Note 15 of the Consolidated Financial Statements which are filed with this report for a detail of restructuring activity and refer to Management’s Discussion and Analysis which is filed with this report for additional discussion on these topics.

Foreign and Domestic Operations and Export Sales

We have no foreign operations, and our export sales were approximately $5.0 million, $9.8 million and $7.5 million in 2004, 2003, and 2002 respectively.

Available Information

Through our website www.bassettfurniture.com, we make available free of charge as soon as reasonably practible after electronically filing or furnishing with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto.

ITEM 2.	PROPERTIES

We own the following manufacturing facilities, by segment:

Wood Segment:

J. D. Bassett Manufacturing Company *

Bassett, VA

Bassett Superior Lines

Bassett, VA

Bassett Chair Company *

Bassett, VA

Bassett Table Company *

Bassett, VA

Bassett Furniture Industries*

Macon, GA

Bassett Furniture Industries

Martinsville, VA

Bassett Furniture Industries

Mt. Airy, NC

Bassett Fiberboard

Bassett, VA

Upholstery Segment:

Bassett Upholstery Division

Newton, NC

Bassett Upholstery Division*

Hiddenite, NC

Other:

Weiman Upholstery

Christiansburg, VA

Properties designated by an asterisk “*” have ceased manufacturing operations and are currently held either for sale or as idle facilities in connection with restructuring efforts.

We own the real estate used by certain Bassett Furniture Direct retail stores, ranging from 15,000 to 25,000 square feet each, in the following cities with the number of locations owned in each city noted:

Greenville, SC (1)

Concord, NC (1)

Greensboro, NC (1)

Fredericksburg, VA (1)

Knoxville, TN (1)

Gulfport, MS (1)

Chesterfield, VA (1)

Louisville, KY (1)

Houston, TX (4)

Denver, CO (1)

Las Vegas, NV (2)

In addition, we own leasehold improvements in approximately 20 stores. All of the properties noted above are operated as Bassett Furniture Direct stores.

We own our general corporate office building, one warehouse, and an outlet store all located in Bassett, Virginia. We also own leasehold improvements in our High Point, NC showroom.

In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities, except those indicated above as held for sale or idle, are in regular use and provide more than adequate capacity for our manufacturing needs.

The following facilities were sold and disposed of during 2004:

Bassett Furniture Industries

Dublin, GA

The following facilities were sold and disposed of during 2003:

Bassett Upholstery

Los Angeles, CA

The following facilities were sold and disposed of during 2001:

Showroom

Thomasville, NC

Bassett Upholstery

Conover, NC

Bassett Upholstery

Claremont, NC

Warehouse

Los Angeles, CA

ITEM 3.	LEGAL PROCEEDINGS

We are also involved in various claims and actions, including environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4b.	EXECUTIVE OFFICERS OF THE REGISTRANT

John E. Bassett III, 46, has been with the Company since 1981 and served as Vice President of Wood Manufacturing from 1997 to 2001 and as Vice President Global Sourcing since 2001.

Jay R. Hervey, Esq., 45, has served as the General Counsel, Vice President and Secretary for the Company since 1997.

Matthew S. Johnson, 43, has been with the Company for 17 years, most recently as Vice President of Wood Merchandising from 1998 to 2000. Since 2000, he has been serving as Vice President of Merchandising and Design.

Mark S. Jordan, 51, joined the Company in 1999 as Plant Manager. In 2001, he was promoted to Vice President of Upholstery Manufacturing and in 2002 he was promoted to Vice President and General Manager of Upholstery.

Charles T. King, 42, joined the Company in 1998 as Retail Controller. In 2001, he was promoted to Vice President and Controller. In 2003, he was promoted to Vice President of Retail Finance. In 2004, he was promoted to Vice President of Business Development.

Barry C. Safrit, 42, was with CHF Industries from 1995 until 1998 as Controller and as Chief Financial Officer and joined the Company as Vice President and Chief Accounting Officer in 1998. He was promoted to Vice President and Chief Financial Officer in 2001.

Keith R. Sanders, 60, was the Vice President of Upholstery Manufacturing for the Company from 1998 to 1999. In 1999, he was promoted to Executive Vice President, Operations.

Robert H. Spilman, Jr., 48, has been with the Company since 1984. He was the Company’s Executive Vice President of Marketing and Merchandising from 1994 until 1997 and served as President and Chief Operating Officer from 1997 to 2000. In 2000, he was promoted to Chief Executive Officer and President.

Thomas M. Brockman, 50, joined the Company in late 2003 as Vice President of the Wood Division. From 2000 to 2003 he was the Vice President of Manufacturing for the Mid East Region of Ethan Allen.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information:

Bassett’s common stock trades on the NASDAQ national market system under the symbol “BSET.” We had approximately 1,218 registered stockholders at November 27, 2004. The range of per share amounts for the high and low market prices and dividends declared for the last two fiscal years are listed below:

	Market Prices of Common Stock				Dividends Declared
Quarter	2004		2003		2004	2003
	High	Low	High	Low
First	23.47	15.48	14.89	11.24	.20	.20
Second	22.62	16.60	13.75	9.86	.20	.20
Third	21.93	17.00	15.40	13.09	.20	.20
Fourth	20.58	17.99	17.32	13.44	.20	.20

Issuer Purchases of Equity Securities

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Progams (1)
August 29 - October 2, 2004	—	n/a	—	$9,420,639
October 3 - October 30, 2004	—	n/a	—	$9,420,639
October 31 - November 27, 2004	—	n/a	—	$9,420,639

(1)	The Company’s Board of Directors has authorized the repurchase of up to $40,000,000 in Company stock. This repurchase plan was announced on June 23, 1998.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below for the fiscal years indicated were derived from our audited consolidated financial statements. The information should be read in conjunction with our consolidated financial statements (including the notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in, or incorporated by reference into, this report.

	2004		2003		2002		2001	2000
Net sales	$315,654	(2)	$316,857	(2)	$323,487	(2)	$305,676	$367,444
Cost of sales	$234,612		$234,861		$254,993		$254,456	$302,281
Operating profit (loss)	$3,727	(1)	$(1,230	)(1)	$6,256	(1)	$(4,912)	$(3,196)
Other income, net	$7,123		$6,097		$2,854		$1,228	$18,263
Income (loss) before income taxes	$10,850		$4,867		$9,110		$(3,684)	$15,067
Income taxes (benefit)	$2,641		$462		$2,369		$(1,042)	$4,671
Net income (loss)	$8,209		$(470)		$6,741		$(2,642)	$10,032
Diluted earnings (loss) per share	$0.69		$(0.04)		$0.57		$(0.23)	$0.85
Cash dividends declared	$9,355		$9,261		$9,358		$9,378	$9,497
Cash dividends per share	$0.80		$0.80		$0.80		$0.80	$0.80
Total assets	$297,366		$279,780		$290,880		$301,403	$346,680
Long-term debt	$15,604		$—		$3,000		$7,482	$45,000
Current ratio	2.66 to 1		2.78 to 1		3.02 to 1		3.19 to 1	3.19 to 1
Book value per share	$18.85		$18.97		$19.63		$20.04	$21.09
Weighted average number of shares	11,686,649		11,608,853		11,697,519		11,701,842	11,812,962

(1)	See Note 15 to the Consolidated Financial Statements which are filed with this report for a discussion of restructuring, impaired asset and unusual charges.
(2)	Includes sales from Bassett-owned retail stores.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is filed as part of this report on pages F-20 to F-29 and is incorporated herein by reference thereto.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” is filed as part of this report on page F-28 and is incorporated herein by reference thereto.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes to consolidated financial statements of the Registrant and its subsidiaries and the report of the independent registered public accounting firm are filed as part of this report on pages F-3 - F-18 and are incorporated herein by reference thereto. In addition, financial statements of the registrant’s significant non-consolidated subsidiaries are included in this Form 10-K on pages F-31 to F-48. Selected quarterly financial data for fiscal years ended November 27, 2004 and November 29, 2003 are as follows:

Quarterly Results of Operations (unaudited)

(dollars in thousands except per share data)

	2004
	First	Second	Third	Fourth
Net sales	$76,568	$80,355	$78,585	$80,146
Gross profit	19,667	20,419	20,090	20,866
Net income	2,328	1,885	1,128	2,868
Basic earnings per share	0.20	0.16	0.10	0.24
Diluted earnings per share (1)	0.20	0.16	0.10	0.24

	2003
	First	Second	Third	Fourth
Net sales	$77,614	$76,866	$79,433	$82,944
Gross profit	20,204	19,548	19,835	22,409
Cumulative effect of accounting change	(4,875)	—	—	—
Net income (loss)	(6,425)	1,193	1,557	3,205
Basic earnings (loss) per share	(0.55)	0.10	0.13	0.28
Diluted earnings (loss) per share	(0.55)	0.10	0.13	0.28

(1)	The cumulative quarterly EPS amounts may not equal annual EPS due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a. Evaluation of our Disclosure Controls. As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

b. Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c. The Sarbanes-Oxley Act of 2002 (the “Act”) imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with this annual report, is for management to report on the Company’s internal controls over financial reporting and for our independent registered public accountants to attest to this report. In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for the filing of these reports and attestations by eligible companies. We elected to utilize this 45 day extension, therefore, this Form 10-K does not include these reports. These reports will be included in an amended Form 10-K expected to be filed in March 2005. During 2004, we spent considerable time and resources analyzing, documenting and testing our system of internal controls. Currently, we are not aware of any material weaknesses in our internal controls over financial reporting and related disclosures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained on pages 3 through 5 and page 12 of the Proxy Statement under the “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference thereto. Please see section entitled “Executive Officers of the Registrant” in Item 4b of Part I of this report for information concerning executive officers.

The Registrant has a code of ethics that applies to all of its employees, officers and directors. The code of ethics is available on the Registrant’s website at www.bassettfurniture.com and the Registrant will post any amendments to, or waivers, from, the code of ethics on that website.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained on pages 7 through 12 of the Proxy Statement under the captions “Organization, Compensation and Nominating Committee Report,” “Stockholder Return Performance Graph,” “Executive Compensation,” “Supplemental Retirement Income Plan,” “Deferred Compensation Agreement,” and “Director Compensation” is incorporated herein by reference thereto.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained on pages 1 through 5 of the Proxy Statement under the headings “Principal Stockholders and Holdings of Management” and “Election of Directors” is incorporated herein by reference thereto.

The information included on page 12 and 13 of the Proxy Statement under the caption “Equity Compensation Plan Information” is incorporated herein by reference thereto.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included on page 13 of the Proxy Statement under the caption “Other Transactions” is incorporated herein by reference thereto.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained on page 16 of the Proxy Statement under the caption “Audit and Other Fees” is incorporated herein by reference thereto.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The consolidated financial statements of the registrant and its subsidiaries are listed and filed as part of this report on pages F-1 to F-29.

International Home Furnishings Center, Inc. Financial Statements are listed and filed as part of this report on pages F-31 to F-48.

	(2)	Financial Statement Schedule:

Schedule II—Analysis of Valuation and Qualifying Accounts for the years ended November 27, 2004, November 29, 2003, and November 30, 2002 is filed as part of this report on page F-30.

	(3)	Listing of Exhibits

		3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

		3B.	Amendment to By-laws including By-laws as amended to date is incorporated herein by reference to Form 8-K filed on December 21, 2004.

		4A.	Amended and Restated Credit Agreement with a Bank Group dated October 29, 2004, is incorporated herein by reference to Form 8-K filed on November 11, 2004.

		**10A.	Bassett 1993 Long Term Incentive Stock Option Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no.33-52405) filed on February 25, 1994.

		**10B.	Bassett Executive Deferred Compensation Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		**10C.	Bassett Supplemental Retirement Income Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		**10D.	Bassett 1993 Stock Plan for Non-Employee Directors as amended is incorporated herein by reference to Form 10-K for the fiscal year ended November 25, 2000.

		**10E.	Bassett 1997 Employee Stock Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no. 333-60327) filed on July 31, 1998.

		21.	List of subsidiaries of the Registrant

		23A.	Consent of Independent Registered Public Accounting Firm

		23B.	Consent of Independent Auditors

		31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31B.	Certification of Barry C. Safrit, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32B.	Certification of Barry C. Safrit, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ Robert H. Spilman, Jr.	Date: January 28, 2005
Robert H. Spilman, Jr.
President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul Fulton	Date: January 28, 2005
Paul Fulton
Chairman of the Board of Directors

By:	/s/ Peter W. Brown	Date: January 28, 2005
Peter W. Brown
Director

By:	/s/ Willie D. Davis	Date: January 28, 2005
Willie D. Davis
Director

By:	/s/ Alan T. Dickson	Date: January 28, 2005
Alan T. Dickson
Director

By:	/s/ Howard H. Haworth	Date: January 28, 2005
Howard H. Haworth
Director

By:	/s/ George W. Henderson, III	Date: January 28, 2005
George W. Henderson, III
Director

By:	/s/ Michael E. Murphy	Date: January 28, 2005
Michael E. Murphy
Director

By:	/s/ Dale C. Pond	Date: January 28, 2005
Dale C. Pond
Director

By:	/s/ David A. Stonecipher	Date: January 28, 2005
David A. Stonecipher
Director

By:	/s/ William C. Wampler, Jr.	Date: January 28, 2005
William C. Wampler, Jr.
Director

By:	/s/ William C. Warden, Jr.	Date: January 28, 2005
William C. Warden, Jr.
Director

By:	/s/ Barry C. Safrit	Date: January 28, 2005
Barry C. Safrit
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Bassett Furniture Industries, Incorporated and Subsidiaries

Consolidated Financial Statements

Years ended November 27, 2004, November 29, 2003 and November 30, 2002

Bassett Furniture Industries, Inc. and Subsidiary

Consolidated Balance Sheets

Bassett Furniture Industries, Incorporated and Subsidiaries

November 27, 2004, and November 29, 2003

(In thousands, except share and per share data)

	2004	2003
Assets
Current assets
Cash and cash equivalents	$4,022	$15,181
Accounts receivable, net	40,507	39,230
Inventories, net	47,285	36,454
Deferred income taxes	4,130	5,307
Assets held for sale, net	2,753	1,881
Other current assets	3,980	4,525

Total current assets	102,677	102,578

Property and equipment, net	40,243	48,800

Investments	73,520	65,151
Retail real estate, net	53,085	32,930
Notes receivable, net	14,642	14,799
Other, net	13,199	15,522

	154,446	128,402

Total assets	$297,366	$279,780

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,948	$15,127
Accrued liabilities	18,601	21,741

Total current liabilities	38,549	36,868

Long-term liabilities
Employee benefits	9,423	9,824
Real estate notes payable	15,604	—
Distributions in excess of affiliate earnings	12,578	13,070

	37,605	22,894

Commitments and Contingencies
Stockholders’ equity
Common stock, par value $5 a share, 50,000,000 shares authorized,
issued and outstanding - 11,735,967 in 2004 and 11,599,936 in 2003	58,680	58,000
Retained earnings	158,341	159,487
Additional paid-in-capital	1,373	—
Accumulated other comprehensive income -
unrealized holding gains, net of income tax	2,818	2,531

Total stockholders’ equity	221,212	220,018

Total liabilities and stockholders’ equity	$297,366	$279,780

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Consolidated Statements of Income

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 27, 2004, November 29, 2003 and November 30, 2002

(In thousands, except share and per share data)

	2004	2003	2002
Net sales	$315,654	$316,857	$323,487
Cost of sales	234,612	234,861	254,993

Gross profit	81,042	81,996	68,494
Selling, general and administrative expenses	77,145	80,026	60,987
Gain on sale of property, net	(3,890)	—	—
Restructuring and impaired asset charges	4,060	3,200	1,251

Income (loss) from operations	3,727	(1,230)	6,256
Income from investments, net	7,080	5,503	2,342
Income from unconsolidated affiliated companies, net	5,566	6,151	4,715
Interest expense	(2,783)	(1,713)	(1,438)
Other expense, net	(2,740)	(3,844)	(2,765)

Income before income tax provision and cumulative effect of accounting change	10,850	4,867	9,110
Income tax provision	(2,641)	(462)	(2,369)

Income before cumulative effect of accounting change	8,209	4,405	6,741
Cumulative effect of accounting change, net of income tax of $3,200	—	(4,875)	—

Net income (loss)	$8,209	$(470)	$6,741

Net income (loss) per share
Basic earnings (loss) per share:
Income before cumulative effect of accounting change	$0.70	$0.38	$0.58
Cumulative effect of accounting change	—	(0.42)	—

Net income (loss) per share	$0.70	$(0.04)	$0.58

Diluted earnings (loss) per share:
Income before cumulative effect of accounting change	$0.69	$0.38	$0.57
Cumulative effect of accounting change	—	(0.42)	—

Net income (loss) per share	$0.69	$(0.04)	$0.57

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 27, 2004, November 29, 2003 and November 30, 2002

(In thousands, except share and per share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Unamoritized stock compensation	Total
	Shares	Amount
Balance, November 24, 2001	11,727,192	$58,636	$—	$173,011	$3,047	$(222)	$234,472

Net income	—	—	—	6,741	—	—	6,741
Net change in unrealized holding gains	—	—	—	—	(1,496)	—	(1,496)

Comprehensive income							5,245
Dividends ($.80 per share)	—	—	—	(9,358)	—	—	(9,358)
Issuance of common stock	41,417	208	375	—	—	—	583
Purchase and retirement of common stock	(89,519)	(448)	(375)	(430)	—	—	(1,253)
Forfeitures of restricted stock	(18,503)	(93)	—	(175)	—	—	(268)
Amortization of stock compensation	—	—	—	—	—	222	222

Balance, November 30, 2002	11,660,587	58,303	—	169,789	1,551	—	229,643
Net loss	—	—	—	(470)	—	—	(470)
Net change in unrealized holding gains	—	—	—	—	980	—	980

Comprehensive income							510
Dividends ($.80 per share)	—	—	—	(9,261)	—	—	(9,261)
Issuance of common stock	28,627	143	176	—	—	—	319
Purchase and retirement of common stock	(89,278)	(446)	(176)	(571)	—	—	(1,193)

Balance, November 29, 2003	11,599,936	$58,000	$—	$159,487	$2,531	$—	$220,018
Net income	—	—	—	8,209	—	—	8,209
Net change in unrealized holding gains	—	—	—	—	287	—	287

Comprehensive income							8,496
Dividends ($.80 per share)	—	—	—	(9,355)	—	—	(9,355)
Issuance of common stock	180,831	904	1,683	—	—	—	2,587
Purchase and retirement of common stock	(44,800)	(224)	(548)	—	—	—	(772)
Tax benefit from exercise of options	—	—	238	—	—	—	238

Balance, November 27, 2004	11,735,967	$58,680	$1,373	$158,341	$2,818	$—	$221,212

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 27, 2004, November 29, 2003 and November 30, 2002

(In thousands)

	2004	2003	2002
Operating Activities
Net income (loss)	$8,209	$(470)	$6,741
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,151	10,521	10,804
Equity in undistributed income of investments and unconsolidated affiliated companies	(10,708)	(11,234)	(6,231)
Provision for write-down of property and equipment	2,353	1,530	—
Cumulative effect of accounting change, net	—	4,875	—
Provision for corporate owned life insurance	—	—	705
Provision for losses on trade accounts receivable	1,430	604	237
Net gain from sales of investment securities	(1,188)	(289)	(707)
Net gain from sales of property and equipment	(3,890)	(60)	—
Compensation earned under restricted stock plans	—	—	222
Deferred income taxes	1,876	(1,154)	2,215
Changes in employee benefit liabilities	(401)	(328)	(444)
Changes in operating assets and liabilities, exclusive of assets and liabilities impacted by a business combination:
Accounts receivable, net	(2,707)	307	5,874
Inventories, net	(10,831)	11,144	(7,695)
Refundable income taxes	—	2,924	1,757
Other current assets	(1,491)	3,563	3,835
Accounts payable and accrued liabilities	1,682	628	(5,437)

Net Cash (Used In) Provided By Operating Activities	(5,515)	22,561	11,876

Investing Activities
Purchases of property and equipment	(4,218)	(3,518)	(5,315)
Purchases of retail real estate	(6,825)	(2,697)	(4,344)
Proceeds from sales of property and equipment	8,362	729	—
Proceeds from sales of investments	24,019	26,776	4,406
Purchases of investments	(24,979)	(21,776)	—
Dividends from an affiliate	5,623	5,154	5,623
Investments in unconsolidated affiliated companies	—	(90)	(2,419)
Other, net	115	589	2,164

Net Cash Provided By Investing Activities	2,097	5,167	115

Financing Activities
Repayments under revolving credit arrangement, net	—	(3,000)	(3,000)
Repayments of real estate notes payable	(201)	(783)	(2,671)
Issuance of common stock, net	2,587	319	315
Repurchases of common stock	(772)	(1,193)	(1,253)
Cash dividends	(9,355)	(9,261)	(9,358)

Net Cash Used In Financing Activities	(7,741)	(13,918)	(15,967)

Change In Cash And Cash Equivalents	(11,159)	13,810	(3,976)
Cash And Cash Equivalents — beginning of year	15,181	1,371	5,347

Cash And Cash Equivalents — end of year	$4,022	$15,181	$1,371

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Bassett Furniture Industries, Incorporated and Subsidiaries

(In thousands, except share and per share data)

1. Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, “the Company”) based in Bassett, Va., is a leading manufacturer and marketer of branded home furnishings. Bassett’s products, designed to provide quality, style and value, are sold through Bassett Furniture Direct® stores, At Home with Bassett® galleries, and other furniture and department stores. Bassett’s full range of furniture products and accessories are sold through an exclusive network of 116 retail stores known as Bassett Furniture Direct (“BFD”), of which 93 are independently owned (“licensee operated”), 12 are controlled and consolidated by the Company (“Bassett-owned retail stores”) and 11 are operated by joint ventures (“partnership licensees”), as well as over 1,000 furniture and department stores located throughout the United States. The Company has six domestic manufacturing facilities.

2. Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated and our majority-owned subsidiaries for whom we have operating control. We also consolidate variable interest entities for which we are the primary beneficiary. (See Accounting Change and Note 8). All significant intercompany balances and transactions are eliminated in consolidation. Our fiscal year ends on the Saturday nearest November 30. There were 52 weeks included in fiscal 2004 and 2003 and 53 weeks included in fiscal 2002.

Cash Equivalents

All temporary, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The carrying amount of these investments approximates fair value.

Accounts Receivable and Notes Receivable

Substantially all of our trade accounts receivable and notes receivable are due from customers located within the United States. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Allowances for doubtful accounts were $4,751 and $3,994 at November 27, 2004 and November 29, 2003, respectively. Accounts and notes receivable are generally secured by liens on merchandise sold to licensees.

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable subject us to credit risk partially due to the concentration of amounts due from customers. In 2004 and 2003, no customer accounted for more than 10% of total net sales or total accounts receivable. In 2003, we began consolidating LRG, who was one of our largest two customers in 2002 with 7% of net sales.

Inventories

Inventories (finished goods, work in process and raw materials) are stated at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (“LIFO”) method. The cost of imported inventories is determined on a first-in, first-out (“FIFO”) basis. Inventories recorded under the LIFO method represented 60% and 77% of total inventory at November 27, 2004 and November 29, 2003, respectively. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Property and Equipment

Property and equipment is comprised of all land, buildings and machinery and equipment used in the manufacturing and warehousing of furniture and the administration of the wholesale and retail operations. This property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the respective assets utilizing straight-line and accelerated methods. Buildings and improvements are generally depreciated over a period of 10 to 39 years. Machinery and equipment are generally depreciated over a period of 5 to 10 years.

Retail Real Estate

Retail real estate is comprised of owned and leased properties utilized by Bassett-owned and licensee operated BFD stores. These properties are located in high traffic, upscale locations that are normally occupied by large successful national retailers. This real estate is stated at cost and depreciated over useful lives ranging from 10 to 39 years, utilizing the straight line method. As of November 27, 2004 and November 29, 2003, the cost of retail real estate included land of $14,413 and $8,929, respectively, and building and leasehold improvements of $42,619 and $26,745, respectively. As of November 27, 2004 and November

Notes to Consolidated Financial Statements — Continued

(In thousands, except share and per share data)

29, 2003, accumulated depreciation of retail real estate was $3,947 and $2,744, respectively. Depreciation expense was $1,361, $944 and $665 in 2004, 2003 and 2002, respectively.

Impairment of Long Lived Assets

We periodically evaluate whether events or circumstances have occurred that indicate long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. The long-term nature of these assets requires the estimation of its cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test.

Investments

Our investments consist of a portfolio of marketable securities and the Bassett Industries Alternative Asset Fund (“Alternative Asset Fund”). We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold. All investments are marked-to-market and recorded at their fair value. Gains and losses on financial instruments that do not qualify as accounting hedges are recorded as other income or expense. Investments in the Alternative Asset Fund are valued on the basis of net asset value, with the resultant difference from the prior valuation included in the accompanying statements of income. The net asset value is determined by the investee fund based on its underlying financial instruments.

Unconsolidated Affiliated Companies

The equity method of accounting is used for our investments in affiliated companies in which we exercise significant influence but do not maintain operating control. For equity investments that have been reduced to $0 through equity method losses, additional equity losses incurred have reduced notes receivable from the investee. At the beginning of 2003, we began consolidating LRG which previously was accounted for under the equity method.

Investment in Corporate Owned Life Insurance (“COLI”)

In 2002, we were the beneficiary of life insurance policies which were maintained to fund various employee and director benefit plans. Effective July 31, 2002, we surrendered these policies. Prior to the surrender of these policies, net COLI income (expense), which includes premiums and interest on policy loans, changes in cash surrender values, and life insurance proceeds, was included in other expense in the accompanying consolidated statements of income.

Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers or, in the case of Bassett-owned retail stores, upon delivery to the customer. We offer terms varying from 30 to 60 days for wholesale customers. Estimates for returns and allowances and advertising arrangements have been recorded as a reduction to revenue.

Income Taxes

Deferred income taxes are provided based on the differences in timing of expense and income recognition between income tax and financial reporting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Income taxes are provided on undistributed earnings from investments in affiliated companies. Income taxes payable includes reserves for estimated tax exposures. We review our deferred tax assets for recoverability. A valuation allowance is established when we believe that it is more likely than not that some portion of our deferred tax assets will not be realized. Changes in valuation allowances and estimated exposures from period to period are included in our tax provision in the period of change.

Earnings per Share

Basic earnings (loss) per share is determined by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share also considers the dilutive effect for stock options and restricted stock.

Notes to Consolidated Financial Statements — Continued

(In thousands, except share and per share data)

Stock-Based Compensation

As permitted by SFAS No. 123, “Stock-Based Compensation,” we have continued to measure compensation expense for our stock-based employee/director compensation plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Pro forma disclosures of net income and earnings per share are presented as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense for the periods required by the statement. We measure expense for stock options granted to non-employees based on the fair value of the goods or services received. The following pro forma information is presented as if we had adopted the fair value method for recognition purposes under SFAS No. 123.

	2004	2003	2002
Net income (loss):
As reported	$8,209	$(470)	$6,741
Less: pro forma expense, net of tax, related to stock options	(1,275)	(401)	(623)

Pro forma net income (loss)	$6,934	$(871)	$6,118

Earnings (loss) per share:
Basic earnings (loss) per share
As reported	$0.70	$(0.04)	$0.58
Pro forma	0.59	(0.08)	0.52
Diluted earnings (loss) per share
As reported	0.69	(0.04)	0.57
Pro forma	0.58	(0.08)	0.52

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2004	2003	2002
Expected lives	5 years	5 years	5 years
Risk-free interest rate	3.0%	3.0%	4.5%
Expected volatility	40.0%	40.0%	40.4%
Dividend yield	4.0%	6.0%	5.3%

Shipping and Handling Costs

Costs incurred to deliver retail merchandise to customers are expensed and recorded in selling, general and administrative expense and totaled $1,437 for 2004, $1,836 for 2003 and $1,205 for 2002. Shipping and handling costs associated with sales to independent dealers are borne by the independent dealers.

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred. Advertising costs, including LRG advertising costs of $2,176 in 2004 and $2,643 in 2003, totaled $9,881, $9,110 and $5,485 and are included in selling, general and administrative expenses in 2004, 2003 and 2002, respectively.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, notes receivable, investment securities, cost and equity method investments, accounts payable and long-term debt. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. Our cost and equity method investments generally involve entities for which it is not practical to determine fair values. The carrying amounts of notes receivable approximate fair value as the effective rates for these instruments are comparable to market rates at year-end.

Business Insurance Reserves

We have insurance programs in place to cover workers’ compensation and health insurance claims. The insurance programs, which are funded through self-insured retention, are subject to various stop-loss limitations and partially re-insured through a captive insurance program. We accrue estimated losses using historical loss experience. Although we believe that the insurance reserves are adequate, the reserve estimates are based on historical experience, which may not be indicative of current and future losses. We adjust insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.

Accounting Change

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

On December 24, 2003, the FASB issued a revision of the Interpretation (the “Revised Interpretation” or “FIN 46R”.) Revised Interpretation 46 modified both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supercede the original FIN 46. Under the Revised Interpretation, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of the Revised Interpretation.

We analyzed our two partnership licensees and our independent licensees under the requirements of the Revised Interpretation. All of these licensees operate as Bassett Furniture Direct stores and are furniture retailers. We sell furniture to these licensees, and in some cases have extended credit beyond normal terms, made lease guarantees, guaranteed loans, or loaned directly to the licensees. Consistent with our critical accounting policies, we have recorded reserves for potential exposures related to these licensees. See Note 17 for disclosure of leases, lease guarantees and loan guarantees. As previously disclosed, in 2003, we determined one licensee, LRG Furniture, LLC (“LRG”), is a VIE for whom we are the primary beneficiary and accordingly adopted FIN 46R for LRG in the fourth quarter of fiscal year 2003. Adopting FIN 46R for LRG required us to consolidate LRG as of the beginning of 2003. Upon consolidation of LRG, we recognized a cumulative effect of an accounting change, amounting to ($4,875) (net of income tax benefit of $3,200) or ($.42) per diluted share. In the second quarter of 2004, we completed our assessment for other potential VIEs, and concluded that these entities were not

Notes to Consolidated Financial Statements — Continued

(In thousands, except share and per share data)

required to be consolidated by us. Since adoption of FIN 46R, we have and will continue to reassess the status of potential VIEs including when facts and circumstances surrounding each potential VIE change.

Recent Accounting Pronouncements

SFAS No. 123 (Revised 2004), “Share-Based Payment,” issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and we will adopt the standard in the fourth quarter of fiscal 2005. Although we have not completed our assessment, we believe the impact on our consolidated financial position or results of operations will not be material given the current number of outstanding stock options.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard in fiscal 2006. We have not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

For comparative purposes, certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation.

3. Inventories

Inventories consist of the following:

	November 27, 2004	November 29, 2003
Finished goods	$35,893	$25,488
Work in process	2,171	2,922
Raw materials and supplies	17,874	16,830
Retail merchandise	8,285	7,914

Total inventories on first-in, first-out cost method	64,223	53,154
LIFO adjustment	(16,938)	(16,700)

	$47,285	$36,454

During 2003, we liquidated certain LIFO inventories, which decreased cost of sales by approximately $2,600 and more than offset losses associated with liquidating certain finished goods inventories.

4. Sale of California Upholstery Plant

During 2004, we received the proceeds from the sale of our California Upholstery facility and recognized a gain of $3,890. This facility was closed and sold in 2003 and the transaction was financed with a short-term Company note. Accordingly the gain was recognised in 2004 when proceeds were received.

5. Property and Equipment

	November 27, 2004	November 29, 2003
Land	$1,301	$1,345
Buildings	36,779	41,661
Machinery and equipment	109,628	123,455

	147,708	166,461
Less
Accumulated depreciation	(107,465)	(117,661)

	$40,243	$48,800

Depreciation expense for property and equipment was $8,670, $9,205 and $10,042 in 2004, 2003 and 2002, respectively.

6. Investments

Our investments consist of a 99.8% interest in the Bassett Industries Alternative Asset Fund, L.P. (“Alternative Asset Fund”) and a portfolio of marketable securities.

	November 27, 2004	November 29, 2003
Alternative Asset Fund	$46,593	$45,251
Marketable Securities	26,927	19,900

	$73,520	$65,151

The Alternative Asset Fund commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (General Partner) of the Alternative Asset Fund. Bassett and the General Partner are the only two partners. The objective of the Alternative Asset Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and

Notes to Consolidated Financial Statements — Continued

(In thousands, except share and per share data)

experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi- strategy and other market - neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In general, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in the Alternative Asset Fund, which totaled $46,593 at November 27, 2004, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk.

These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest, market currency rates, and liquidity. We account for the investments by marking them to market value each month based on the net asset values provided by the General Partner. The hedge funds and portfolio managers provide the General Partner with estimated net asset values on a monthly basis that represents the amount the partnership would receive if it were to liquidate its investments in the investee funds. The partnership may redeem part of its investments as of the end of each quarter or calendar year, with no less than 45 days prior written notice.

The Alternative Asset Fund was comprised of the following investments. All investments are at fair value and all are below five percent of the respective portfolio manager’s total fund investment.

	November 27, 2004	November 29, 2003
Styx Partners. L.P.	$19,067	$17,355
Oz Domestic Partners, L.P.	549	645
HBK Fund, L.P.	10,598	9,568
BBT Partners, L.P.	—	2,538
Contrarian Capital Trade Claims, L.P.	7,263	7,974
Merced Partners, L.P.	9,094	6,813
Cash	22	358

	$46,593	$45,251

Our earnings were $5,142, $5,083 and $1,516 for 2004, 2003 and 2002, respectively. We received distributions of $3,800, $17,000 and $3,000 from the sales of these investments in 2004, 2003 and 2002, respectively.

Investments in marketable securities are held as “available for sale”. During 2004, we invested an additional net $4,760. The net change in unrealized holding gains is recorded in accumulated other comprehensive income, net of taxes of $162 for 2004, $551 for 2003 and ($842) for 2002.

Cost and unrealized holding gains of marketable securities are as follows:

	November 27, 2004	November 29, 2003
Cost	$22,524	$15,946
Unrealized holding gains	4,403	3,954

Fair value	$26,927	$19,900

7. Unconsolidated Affiliated Companies

International Home Furnishings Center:

The International Home Furnishings Center (“IHFC”) owns and leases showroom space in High Point, North Carolina. Our investment reflects a credit balance due to our cumulative receipt of dividends exceeding our cumulative portion of IHFC’s earnings. The Company’s investment reflects a credit balance of $12,578 and $13,070 at November 27, 2004 and November 29, 2003, respectively, and is reflected in the liabilities section in the accompanying consolidated balance sheets as distributions in excess of affiliate earnings. This negative book value resulted from IHFC’s refinancing of its real estate based on the market value of the property. Our share of earnings and dividends from this investment were $6,116 and $5,623, respectively in 2004, $6,025 and $5,154, respectively in 2003 and $5,756 and $5,623, respectively, in 2002. We lease 85,000 square feet of showroom space from IHFC, 2.5% of the total space available for lease, at competitive market rates. The complete financial statements of IHFC are included in our annual Form 10-K. Based on current and expected future earnings of IHFC, we believe that the market value of this investment is positive and substantially greater than its book value of negative $12,578 at November 27, 2004.

Summarized combined financial information for IHFC is as follows:

	2004	2003	2002
Current assets	$32,600	$33,498	$29,495
Non-current assets	47,279	49,757	51,321
Current liabilities	18,936	19,201	15,474
Long-term liabilities	124,370	129,767	133,236
Revenues	44,965	43,518	42,766
Net income	13,053	12,860	12,287

Partnership licensees:

In 2003 and 2002, as part of our retail expansion strategy, we made equity investments in two licensee operators of our BFD store program. In 2002, we purchased a 30% ownership interest in BFD Northeast, LLC (“BFDNE”) for $600. BFDNE is developing BFD retail stores in New England. As of November 27, 2004, BFDNE operates seven BFD stores. Sales to BFDNE were $11,581, $8,667 and $2,525 for 2004, 2003 and 2002, respectively, and we had notes and accounts

Notes to Consolidated Financial Statements — Continued

(In thousands, except share and per share data)

receivables of $3,319 and $2,871 due from BFDNE at November 27, 2004 and November 29, 2003, respectively. Our share of income (losses) amounted to ($178), $100 and ($227) for 2004, 2003 and 2002, respectively.

In 2002, we purchased a 28% ownership interest in BFD Atlanta, LLC (“BFDA”) for $300. BFDA is developing Bassett Furniture Direct retail stores in metropolitan Atlanta, Georgia. As of November 27, 2004, BFDA had four stores in operation three of which were opened in 2004. Sales to BFDA were $4,307, $1,690 and $0 in 2004, 2003 and 2002, respectively, and we had notes and accounts receivables of $1,538 and $546 at November 27, 2004 and November 29, 2003, respectively. Our share of (losses) was ($895), ($201) and ($85) in 2004, 2003 and 2002, respectively.

Other affiliates:

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which hauls freight for many of our customers. Our investment balance was $5,012 at November 27, 2004 and $4,489 at November 29, 2003. Bassett-owned retail stores paid Zenith approximately $1,749 and $1,600 for freight expense in 2004 and 2003, respectively. Our share of earnings from the investment in Zenith was $523, $406 and $100 for 2004, 2003 and 2002, respectively.

Summarized combined financial information for Zenith, BFDNE, and BFDA, is as follows:

	2004	2003	2002
Current assets	$10,046	$7,546	$4,036
Non-current assets	9,633	7,565	6,975
Current liabilities	9,419	5,755	2,641
Long-term liabilities	5,568	3,282	4,881
Revenues	42,130	33,439	12,988
Net income (loss)	(1,001)	604	(239)

8. LRG Furniture, LLC

During the fourth quarter of 2003, we adopted FIN 46R for LRG as set forth in Note 2. Adoption of FIN 46R required us to consolidate the results and financial position of LRG as of the beginning of fiscal 2003.

The following unaudited pro forma summary presents financial information for us for the year ended November 30, 2002. These pro forma results have been presented for comparative purposes only and do not purport to be indicative of what would have occurred had LRG been consolidated on November 25, 2001 or of future results. These pro forma results include the minority portion of LRG’s net loss which was not recorded under the equity method.

2002 (Unaudited)
Net Sales	$347,526
Income from operations	5,093
Net income	6,021
Basic and diluted earnings per share	$0.52

In the fourth quarter of 2003, we reached an agreement with the other members of LRG to acquire an additional 29% ownership in LRG and obtain operating control of LRG reflective of this additional ownership percentage. This transaction resulted in us owning 80% of LRG. This transaction primarily involved the conversion of certain notes receivable into the additional 29% ownership and conversion of certain trade receivables into notes receivable.

Summarized financial information for the period during which LRG was accounted for using the equity method was as follows:

2002
Current assets	$7,818
Non-current assets	1,721
Current liabilities	10,191
Long-term liabilities	12,210
Revenues	45,736
Net loss	(1,980)

Our share of losses from LRG was ($1,007) in 2002. Sales to LRG were $21,697 in 2002. These sales were at prices equal to normal selling prices to unrelated entities.

9. Accrued Liabilities

Accrued liabilities consist of the following:

	November 27, 2004	November 29, 2003
Compensation and related benefits	$6,846	$9,039
Severance and employee benefits	440	208
Dividends payable	2,347	2,314
Retail customer deposits	3,225	3,233
Income taxes payable	682	1,530
Other	5,061	5,417

	$18,601	$21,741

Notes to Consolidated Financial Statements — Continued

(In thousands, except share and per share data)

10. Income Taxes

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
Dividends received exclusion	(16.7)	(33.7)	(18.8)
Corporate owned life insurance	—	4.1	2.7
State income tax, net of federal benefit	3.4	2.4	2.8
Other	2.6	1.7	4.3

Effective income tax rate	24.3%	9.5%	26.0%

The components of the income tax provision (benefit) are as follows:

	2004	2003	2002
Current:
Federal	$206	$1,214	$—
State	560	402	154
Deferred:
Federal	1,579	(972)	1,986
State	296	(182)	229

Total	$2,641	$462	$2,369

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 27, 2004	November 29, 2003
Deferred income tax assets:
Trade accounts receivable, net	$1,776	$1,506
Inventories, net	1,146	1,103
Property and equipment writedowns	98	183
Retirement benefits	3,675	3,831
Net operating loss carryforwards	234	1,648
Distribution from affiliates in excess of income	7,348	6,059
Contribution and other carryforwards	329	334
Alternative minimum tax credit carryforward (no expiration)	2,558	3,269
Other	2,008	1,847

Total gross deferred income tax assets	19,172	19,780

Deferred income tax liabilities:
Property and equipment	5,466	5,824
Undistributed affiliate income	2,910	1,430
Prepaid expenses and other	215	245
Unrealized holding gains	1,717	1,542

Total gross deferred income tax liabilities	10,308	9,041

Net deferred income tax assets	$8,864	$10,739

We have recorded a deferred income tax asset of $234 as of November 27, 2004, for the benefit of approximately $5,500 in state income tax loss carryforwards, which expire in varying amounts between 2014 and 2022. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, we believe it is more likely than not that all of the deferred income tax assets will be realized. The amount of the deferred income tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

In February 2003, we reached a final settlement with the IRS regarding the non-deductibility of interest expense on loans associated with our corporate owned life insurance plan (“COLI” plan). We had previously recorded reserves to cover the negotiated settlement amount.

Income taxes paid, net of refunds (refunds received, net of income taxes paid) during 2004, 2003 and 2002 were $1,700, ($3,366) and $350, respectively.

11. Long-Term Liabilities and Retirement Plans

We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers all employees who elect to participate and have fulfilled the necessary service requirements. Employee contributions to the Plan are matched

Notes to Consolidated Financial Statements — Continued

(In thousands, except share and per share data)

by us at the rate of 115% of the first 2% through 5% of the employee’s contribution, based on seniority. The Plan incorporates provisions of Section 401(k) of the Internal Revenue Code. Employer matching contributions to the Plan for 2004, 2003 and 2002 were approximately $1,161, $1,246 and $1,462, respectively.

We had a Supplemental Retirement Income Plan that covers certain current and former senior executives and provides additional retirement and death benefits. Also, we have a Deferred Compensation Plan for certain current and former senior executives that provided for voluntary deferral of compensation otherwise payable. Our unfunded future liability under these Plans is reflected as employee benefits in long-term liabilities. The expenses for these plans (primarily interest) for 2004, 2003 and 2002 were $1,698, $1,100 and $986, respectively.

12. Real Estate Notes Payable

During 2004, we acquired five real estate properties utilized by Bassett Furniture Direct (BFD) stores. These properties were acquired through cash payments of $3,397 and non-cash assumption of mortgages totaling $16,228. These mortgages are payable over periods of six to seven years and have interest rates ranging from 7.89% to 9.18%. These mortgages are collateralized by the respective properties with net book value of $19,342. The current portion of these notes, $423 at November 27, 2004, has been included as a current liability in accrued liabilities in the accompanying condensed consolidated balance sheet. The fair value of our real estate notes payable is $16,900. Our weighted average interest rate is 8.12%. Interest paid during 2004 was $649.

Maturities of real estate notes payable are as follows:

2005	$423
2006	460
2007	499
2008	540
2009	674
Thereafter	13,431

$16,027

13. Long-term Debt

We amended our existing revolving credit facility in October 2004 by extending the agreement by two years, lowering the total facility to $40,000 and easing certain covenants. The facility is secured by substantially all of our receivables and inventories. Interest on borrowings is LIBOR plus 1.5%. Borrowings under the facility, which matures November 30, 2006, totaled $0 at November 27, 2004 and November 29, 2003. After coverage for letters of credit, we had $33,498 available for borrowing under the facility at November 27, 2004. The average interest rate was 4.18% for the year ended November 27, 2004.

This facility contains, among other provisions, certain defined financial requirements including a maximum ratio of debt to equity and a minimum level of net worth.

Interest paid during 2004, 2003 and 2002 was $436, $794 and $465, respectively.

LRG repaid $100 and $783 of long-term debt during 2004 and 2003, respectively, and ended the year with no debt.

14. Capital Stock and Stock Compensation

We had a Long Term Incentive Stock Option Plan that was adopted in 1993 (the 1993 Plan). Under the 1993 Plan, we had reserved for issuance 450,000 shares of common stock. Options outstanding under the 1993 Plan expire at various dates through 2007. We adopted a second Employee Stock Plan in 1997 (the 1997 Plan). Under the 1997 Plan, we reserved for issuance 950,000 shares of common stock. In addition, the terms of the 1998 Plan allow for the re-issuance of any stock options which have been forfeited before being exercised. An additional 500,000 shares of common stock were authorized for issuance by the Stockholders at the 1999 Annual Shareholders Meeting. Options granted under the 1998 Plan may be for such terms and exercised at such times as determined by the Organization, Compensation, and Nominating Committee of the Board of Directors. Vesting periods typically range from one to three years. Shares available for grant under the 1997 Plan were 251,248 at November 27, 2004.

We had a Stock Plan for Non-Employee Directors, adopted in 1993 and amended in 2000, which expired in 2003. Under this stock option plan, we reserved for issuance 125,000 shares of common stock, including an additional 50,000 shares of common stock that were authorized for issuance by the Stockholders at the 2000 Annual Shareholders Meeting. No shares were available for grant under the plan at November 27, 2004. These options are exercisable for 10 years commencing six months after the date of grant.

Notes to Consolidated Financial Statements — Continued

(In thousands, except share and per share data)

Option activity under these plans is as follows:

	Number of shares	Weighted average price per share
Outstanding at November 24, 2001	1,664,492	$23.11
Granted	358,500	14.93
Exercised	(1,000)	11.91
Forfeited	(162,547)	28.50

Outstanding at November 30, 2002	1,859,445	21.07
Granted	15,000	11.44
Exercised	(4,666)	13.03
Forfeited	(479,527)	24.44

Outstanding at November 29, 2003	1,390,252	19.84
Granted	327,500	20.96
Exercised	(159,355)	14.27
Forfeited	(90,366)	21.97

Outstanding at November 27, 2004	1,468,031	$20.43

Exercisable at November 27, 2004	1,344,700	$20.93
Exercisable at November 29, 2003	1,148,807	$20.92
Exercisable at November 30, 2002	1,319,121	$23.66

For various price ranges, weighted-average characteristics of outstanding stock options at November 27, 2004 were as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercisable price	Number exercisable	Weighted average exercisable price
$9.67 - $16.12	657,267	5.3	$14.77	536,603	$14.73
16.13 - 22.57	420,000	7.8	21.16	417,333	21.18
22.58 - 32.25	390,764	3.0	29.18	390,764	29.18

	1,468,031	5.4		1,344,700

The weighted average fair values of options granted during 2004, 2003 and 2002 were $5.69, $2.74 and $3.77, respectively.

Our Board of Directors adopted a Shareholders Rights Plan in 1998. If a person or group acquires beneficial ownership of 20% or more of the common stock outstanding, each right distributed under the plan will entitle its holder (other than such person or group) to purchase, at the rights exercise price, a certain number of shares of our Common Stock or other securities.

We implemented an Employee Stock Purchase Plan (ESPP) in the fourth quarter of fiscal year 2000. This plan allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the plan we issued 21,476 and 20,296 shares to employees in 2004 and 2003, respectively. Under SFAS No. 123, no compensation expense is recognized for shares purchased under the ESPP.

15. Restructuring, Impaired Asset and Other Unusual Charges

During the fourth quarter of 2002, we closed our California upholstery plant and consolidated production into our remaining upholstery manufacturing facilities in North Carolina. These actions resulted in the elimination of approximately 200 employees. We sold this property in 2003 yet deferred the related gain until proceeds from the sale were received.

During fiscal year 2003, we closed our wood manufacturing facility in Dublin, Georgia, in order to better match production capacity to current demand levels. This and other reorganization actions resulted in the elimination of approximately 320 positions. We sold this property in 2004.

During fiscal year 2004, we closed our upholstery manufacturing facility in Hiddenite, NC due to excess capacity created by efficiency improvements realized by the Newton, NC facility. We also closed our wood manufacturing facility in Macon, Ga. and a BFD store in Hickory, N.C. These and related reorganization actions resulted in the elimination of approximately 310 positions. The facilities are held for sale as of November 27, 2004 and are recorded in the accompanying balance sheet as Assets Held for Sale.

The following summarizes these restructuring and impaired asset charges:

	2004	2003	2002
Non-cash writedown of property and equipment to net realizable value	$2,353	$1,530	$—
Severance and related employee benefit costs	1,707	1,670	1,251

	$4,060	$3,200	$1,251

The 2004 property and equipment write-downs related to the closing of the Macon, Ga. Facility, two wood manufacturing facilities closed in previous years and leasehold improvements associated with our Hickory, NC BFD. The 2003 property and equipment write-downs were entirely related to the closing of the Dublin, Ga. facility. All of the severance and employee benefit costs expensed during the last three years have been paid except for $440 which was unpaid as of November 27, 2004

16. Contingencies

We are involved in various claims and actions, including environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a

Notes to Consolidated Financial Statements — Continued

(In thousands, except share and per share data)

material adverse effect on our financial position or future results of operations.

17. Leases, Lease Guarantees and Loan Guarantees

We lease land and buildings that are used in the operation of our Bassett-owned retail stores as well as in the operation of independent and partnership licensee BFD stores. Additionally, we lease showroom space from IHFC, which is priced at the market rate. Lease terms range from three to 15 years and generally have renewal options of between five and 15 years. Our decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof. Some store leases contain contingent rental provisions based upon sales volume. The following schedule shows future minimum lease payments under non-cancelable leases having remaining terms in excess of one year as of November 27, 2004:

2005	$5,728
2006	5,257
2007	5,041
2008	4,774
2009	4,530
Thereafter	21,841

$47,171

In addition to subleasing certain of these properties, we own retail real estate, which we in turn lease to licensee operators of our Bassett Furniture Direct stores. The following schedule shows minimum future rental income related to pass-through rental expense on subleased property as well as rental income on real estate owned by Bassett.

2005	$3,113
2006	2,980
2007	2,894
2008	2,582
2009	2,609
Thereafter	11,503

$25,681

Real estate expense (including lease costs, depreciation, insurance, and taxes), net of rental income, was $1,071 in 2004, $1,089 in 2003 and $764 in 2002 and is reflected in other expense, net on the accompanying consolidated statements of income.

As part of the expansion strategy for our BFD program, we have guaranteed certain lease obligations and real estate loan obligations of licensee operators. Lease guarantees range from one to ten years. The guarantee party is required to make periodic fee payments to us in exchange for the guarantee. We were contingently liable under licensee lease obligation guarantees in the amount of $25,394 and $18,511 at November 27, 2004 and November 29, 2003, respectively. Currently, we have also guaranteed one real estate loan obligation for $804 and one warehouse lease obligation for $2,902.

We have also guaranteed loans of certain of our BFD dealers to finance initial inventory packages for those stores. Loan guarantees have three year terms, are collateralized by the inventory and carry a personal guarantee of the independent dealer. The total contingent liability with respect to these loan guarantees as of November 27, 2004 and November 29, 2003 was $14,534 and $7,894, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations. The fair value of guarantees at November 27, 2004 and November 29, 2003 were $770 and $661, respectively, and are recorded in accrued liabilities in the accompanying balance sheets.

18. Earnings (Loss) Per Share

The following table reconciles basic and diluted earnings per share:

	Shares	Net Income	Earnings (Loss) Per Share
2004:
Basic EPS	11,686,649	$8,209	$0.70
Effect of Options	167,323	—	(0.01)

Diluted EPS	11,853,972	$8,209	$0.69

2003:
Basic EPS	11,608,853	$(470)	$(0.04)
Effect of Options	7,519	—	—

Diluted EPS	11,616,372	$(470)	$(0.04)

2002:
Basic EPS	11,697,519	$6,741	$0.58
Effect of options and restricted stock	57,742	—	(0.01)

Diluted EPS	11,755,261	$6,741	$0.57

Options to purchase 1,468,031 shares of common stock in 2004, 1,390,252 shares of common stock in 2003 and 1,859,445 in 2002, were outstanding at the end of each fiscal year that could potentially dilute basic EPS in the future.

19. Segment Information

Our primary business is wholesale home furnishings. The wholesale home furnishings business is involved principally in the design, manufacture, sale and distribution of furniture products to a network of Bassett Furniture Direct stores

Notes to Consolidated Financial Statements — Continued

(In thousands, except share and per share data)

(independently-owned stores, Bassett-owned retail stores, and partnership licensees) and independent furniture retailers and department stores.

Our wood segment is engaged in the manufacture and sale of wood furniture to independent and affiliated retailers. Our upholstery segment is involved in the manufacture, import and sale of upholstered frames and cut upholstery items having a variety of frame and fabric options. Our import segment sources wood and accent products principally from Asia and sells these products to independent and affiliated retailers.

Our “other” business segment consists of a contemporary furniture business and corporate selling, general and administrative expenses, which are included to reconcile segment information to the consolidated financial statements.

Our retail segment currently consists of five Bassett-owned stores in North Carolina and Nevada, and seven stores operated by LRG in Texas. The 2003 retail segment consists of six stores in North Carolina and Nevada, and seven stores operated by LRG in Texas. The 2002 retail segment consisted of the six stores in Virginia and North Carolina. Our retail segment includes the revenues, expenses, retail real estate and capital expenditures directly utilized by these stores.

Inter-Company profit elimination includes both the elimination of sales and profit in inventory. Inventory profit elimination reflects the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is shipped to the retail customer.

Restructuring, impaired fixed assets and other unusual charges are included for 2004, 2003 and 2002 as discussed in Note 15 to the consolidated financial statements.

Operating income by business segment is defined as sales less direct operating costs and expenses. Identifiable assets are those assets used exclusively in the operations of each business segment. Identifiable assets for our wood, upholstery, import and retail segments consist of inventories, retail real estate and property, plant and equipment.

Notes to Consolidated Financial Statements — Continued

(In thousands, except share and per share data)

19. Segment Information (continued)

	Net Sales	Operating Income (loss)	Identifiable Assets	Depreciation and amortization	Capital Expenditures
2004
Wood	$124,191	$9,386	$47,304	$3,154	$1,487
Upholstery	103,477	13,458	19,805	933	1,116
Imports	53,593	11,278	17,441	—	—
Other	8,692	(30,540)	170,790	5,349	4,326

Wholesale	289,953	3,582	255,340	9,436	6,929
Retail	48,894	293	42,026	715	4,114
Inter-Company Elimination	(23,193)	22	—	—	—
Restructurings and Gain, net	—	(170)	—	—	—

Consolidated	$315,654	$3,727	$297,366	$10,151	$11,043

2003
Wood	$135,515	$10,522	$50,046	$3,707	$667
Upholstery	99,271	13,826	14,090	952	1,452
Imports	46,113	9,093	13,245	—	—
Other	9,006	(28,066)	177,696	5,131	3,815

Wholesale	289,905	5,375	255,077	9,790	5,934
Retail	52,157	(3,405)	24,703	731	281
Inter-Company Elimination	(25,205)	—	—	—	—
Restructuring	—	(3,200)	—	—	—

Consolidated	$316,857	$(1,230)	$279,780	$10,521	$6,215

2002
Wood	$160,591	$15,713	$63,256	$2,997	$2,331
Upholstery	105,562	14,373	14,369	954	674
Imports	40,566	9,129	13,720	—	—
Other	8,523	(30,502)	179,729	6,447	4,044

Wholesale	315,242	8,713	271,074	10,398	7,049
Retail	15,816	(1,021)	19,806	406	2,610
Inter-Company Elimination	(7,571)	(185)	—	—	—
Restructuring	—	(1,251)	—	—	—

Consolidated	$323,487	$6,256	$290,880	$10,804	$9,659

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Bassett Furniture Industries, Incorporated:

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated and subsidiaries as of November 27, 2004 and November 29, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 27, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of International Home Furnishings Center, Inc. (a corporation in which the Company has a 47% interest), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to the amounts included for International Home Furnishings Center, Inc., it is based solely on their report.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bassett Furniture Industries, Incorporated and subsidiaries as of November 27, 2004 and November 29, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 27, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”, for LRG Furniture, LLC in 2003.

Greensboro, North Carolina

January 25, 2005

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollar amounts in thousands)

Overview

Bassett Furniture Industries Inc., based in Bassett, Va., is a leading manufacturer and marketer of branded home furnishings. Bassett’s products, designed to provide quality, style and value, are sold through Bassett Furniture Direct® stores, At Home with Bassett® galleries, and other furniture and department stores. BassettBaby ® products, primarily cribs and casegoods, are sold through specialty stores and mass merchants.

The Bassett Furniture Direct (“BFD”) store program, which began in 1997, entailed not only the creation of a new prototype store, but also includes an internal, cultural transformation aimed at refocusing Company practices and strategies to the ultimate end user, our consumer. The strategy also focused on re-styling the Bassett lines and suites with accessories. Bassett Furniture Direct acts as both a furniture design center and a moderate price point leader – two characteristics that combined with custom product and quick delivery offer the Company a unique selling proposition in the furniture industry.

The furniture industry continues to experience rapid change characterized and precipitated by both the growth of imported furniture (which has included downward pressure on retail prices) and the consolidation and elimination of traditional channels of distribution. We embraced these changes through our BFD program and by reducing our domestic production of product that can be more efficiently sourced overseas. We strive to provide our customers with home furnishings at competitive prices and, with that goal in mind, will continue to evaluate the cost effectiveness of domestic production on a product by product basis. Continual improvements to the retail program are being made through improved product, new advertising and better delivery, service and training. We expect licensees to open between 15 and 20 new stores per year over the next several years. We believe that overall operating margins will be positively impacted through efforts to reengineer manufacturing processes and source more product overseas.

We intend to execute these strategies in such a way as to preserve our investments while simultaneously minimizing the need for borrowed funds. Maintenance of a strong balance sheet is a stated management goal and vital to our retail growth strategy. The BFD program entails key business risks, including the realization of receivables and the coverage of contingent liabilities. We have established decision criteria and business disciplines to minimize potential losses from these risks.

Two key components of our balance sheet are our investments in the International Home Furnishings Center, Inc. (“IHFC”) and the Bassett Industries Alternative Asset Fund, L.P. (“Alternative Asset Fund”). (For a description of these investments, see Notes 6 and 7 of the Consolidated Financial Statements.)

An increasingly important component of our balance sheet is retail real estate. We expect to continue to invest in high quality retail real estate as the BFD store program continues to expand, and may, on a selective basis, continue to provide various forms of assistance to procure retail real estate for licensees of BFD stores with a focus on lease/sub-lease arrangements or short term lease guarantees.

We enter fiscal 2005 with two primary areas of focus: one, to work to improve the profitability of licensed BFD stores in part by refining and promoting more uniform business practices, and two, to improve the profitability of our wood division.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which requires that certain estimates and assumptions be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. We use our best judgment in valuing these estimates and may, as warranted, solicit external advice. Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect our consolidated financial statements.

Consolidation – The consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated and its majority-owned subsidiaries for whom we have operating control. We also consolidate variable interest entities for which we are the primary beneficiary. In 2003, we adopted Revised FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN46R), for LRG Furniture, LLC (LRG). (See Notes 2 & 8 to the Consolidated Financial Statements.)

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

(dollar amounts in thousands)

Impairment of Long-Lived Assets - We periodically evaluate whether events or circumstances have occurred that indicate long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.

Allowance for Accounts and Notes Receivable - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts and notes receivable in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out method. The cost of imported inventories is determined on a first-in, first-out basis. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Investments – Investments are marked to market and recorded at their fair value. Unrealized holding gains and losses, net of the related income tax effect, on available for sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold.

Revenue Recognition - Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This generally occurs upon the shipment of goods to independent dealers or, in the case of Bassett-owned retail stores, upon delivery to the customer. Our terms vary from 30 to 60 days. An estimate for returns and allowances has been provided in recorded sales.

Loss Reserves – We have a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability, litigation, restructuring charges, and the recoverability of deferred income tax benefits. Establishing loss reserves for these matters requires estimate and judgment with regard to maximum risk exposure and ultimate liability or realization. As a result, these estimates are often developed with the assistance of appropriate advisors, and are based on our current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcome of these issues or the possibilities of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

Fiscal 2004 Compared to Fiscal 2003

In 2004, our transition continued from solely a furniture manufacturer to a manufacturer/sourcer/retailer of home furnishings. Progress was made in several key areas most notably the growth of our Bassett Furniture Direct retail store program, the improved profitability of our Bassett-owned retail stores and the profitability of the Import division. Challenges included the closing of nine BFD stores, a continued and expected sales decrease with JCPenney and the profitability of our wood division.

On a consolidated basis, we reported net sales for 2004 of $315,654, a decrease of $1,203 or 0.4% from sales levels attained in fiscal 2003.

On a wholesale basis, we experienced an $20,200 or 13% increase in sales through the Bassett Furniture Direct store channel primarily due to opening 24 more BFD stores. We also experienced an increase in sales of our BassettBaby® products of nearly $5,100 through new product introductions and increased business with Babies R Us, Burlington Coat Factory and Target. These increases were offset by a $10,600 reduction in sales to JCPenney for 2004 as compared to 2003. This sales decline with JCPenney was expected and we anticipate no sales to JCPenney in 2005. We also experienced a $9,700 decrease in sales to regional furniture chains and independent furniture retailers. We expect sales growth in the BFD channel in 2005 to more than offset attrition in other channels.

Our BFD Store program has migrated toward more up-scale and stylish product, design assistance and in-home selling, a high degree of customization and

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

(dollar amounts in thousands)

quick delivery. This combination of features has attracted a solid backlog of potential dealers to our program. We terminated our BFD licenses with nine stores in 2004, mostly due to dealers choosing to pursue selling strategies inconsistent with our BFD program and some due to poor performance. These activities in 2004 resulted in a 15 store net increase in our BFD network. There were 116 stores in operation at November 27, 2004, twelve of which we owned and consolidated. New licensee candidates continue to be required to meet rigorous financial and operational requirements before being approved as licensees.

Gross margin, selling, general and administrative (SG&A) expenses; and operating income (loss) were as follows for the years ended November 27, 2004 and November 29, 2003:

	2004		2003
Net sales	$315,654	100.0%	$316,857	100.0%

Gross profit	81,042	25.7%	81,996	25.9%
SG&A	77,145	24.4%	80,026	25.3%
Gain in sale of property	(3,890)	-1.2%	—	0.0%
Restructuring and impaired asset charges	4,060	1.3%	3,200	1.0%

Operating profit (loss)	$3,727	1.2%	$(1,230)	-0.4%

Our gross margin % remained basically flat from 2003 levels. We experienced improved gross margin in our Import division which was offset by slightly decreased sales and margins in our Retail division.

Our Import division continued to experience encouraging growth and improved gross margins as we enjoyed good retail acceptance of new introductions of bedroom and dining room collections.

Our SG&A expenses in 2004 decreased by $2,881 from 2003 to $77,145. As a percentage of sales, SG&A decreased 0.9 points from 25.3% in 2003 to 24.4% in 2004. This improvement is primarily due to lower spending at our retail operations. Offsetting these reductions, our wholesale SG&A spending increased due primarily to corporate spending on professional fees incurred to document and test our system of internal controls in compliance with the Sarbanes Oxley Act of 2002 and increased spending to support marketing programs targeted to increase traffic in our BFD stores.

In the first quarter of 2004, we made the decision to close our Hiddenite, NC upholstery plant and consolidate our upholstery operations into our Newton, NC plant. Management of this plant has increased production capacity through continued improvements in the manufacturing process which currently allows us to deliver custom-made upholstered furniture into the retail customer’s home in 30 days or less. The Hiddenite facility is held for sale and we expect it to be sold for an amount approximating net book value. We also decided to close our Hickory, NC BFD store and record additional impairments on two idle manufacturing facilities closed in previous years. Related to these actions, we recorded $2,840 in restructuring charges in the first quarter of 2004. $2,103 of the $2,840 restructuring charge represents an estimate of the impaired asset write-down of the facility. The remaining $737 represents severance and employee benefits for 50 employees associated with the closure of the plant and additional head count reductions at the corporate office.

In the third quarter of 2004, we decided to close our Macon, Ga. wood manufacturing plant. This plant primarily focused on home office and home entertainment. We determined certain products previously manufactured at the Macon, Ga, facility would be produced at our Mt. Airy, NC facility while certain other products would be imported. Related to the closing of the Macon, Ga. facility, we recorded $1,220 in restructuring charges in the third quarter of 2004. $250 of the $1,220 restructuring charge represents an estimate of the impaired asset write-down of the facility. The remaining $970 represents severance and employee benefits for 180 employees associated with the closure of the plant and additional headcount reductions at the corporate office.

Income from investments is primarily earnings from our investment in the Alternative Asset Fund. Returns from these investments increased by $1,577 in 2004 from 2003 levels due to better overall market conditions. Income from unconsolidated affiliated companies decreased $585 from 2003 to 2004 due to basically flat earnings from our investment in IHFC offset by start-up losses from our investment in BFD stores in Atlanta, Ga. due to the opening of three stores during the year.

The effective income tax provision rate was 24.3% in 2004 and 9.5% in 2003. The income tax provision rate in 2004 and 2003 was lower than statutory rates primarily due to exclusions for tax exempt income and dividends received from our investment in the IHFC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

(dollar amounts in thousands)

Net income for the year ended November 27, 2004 was $8,209 or $0.69 per diluted share. Net loss for the year ended November 29, 2003 was ($470) or $(0.04) per diluted share.

Fiscal 2003 Compared to Fiscal 2002

On a consolidated basis, we reported net sales for 2003 of $316,857, a decrease of $6,630 or 2.0% from sales levels attained in fiscal 2002. Consolidating LRG’s results increased sales by $19,153, nearly offsetting the 8% sales decrease in wholesale sales.

We shipped an additional $11,038 increase in sales through the BFD store channel in 2003 primarily due to increasing store count by 16. We also experienced nearly a $3,000 increase in sales of our BassettBaby® products through new product introductions and increased business with Babies R Us, Burlington Coat Factory and Target. These increases were offset by a nearly $17,000 reduction in sales to JCPenney from 2002 to 2003 as compared to 2002. Sales to regional furniture chains and independent furniture retailers decreased approximately $14,000 in 2003 from 2002, primarily due to overall soft retail conditions, the opening of new BFD stores, and our ongoing product line transition focused around our BFD stores.

During 2003, licensees opened 19 BFD stores and closed three BFD stores for a net increase of 16 stores. There were 101 stores in operation at November 29, 2003, thirteen of which we owned or consolidated.

Gross margin, selling, general and administrative (SG&A) expenses; and operating income (loss) were as follows for the years ended November 29, 2003 and November 30, 2002:

	2003		2002
Net sales	$316,857	100.0%	$323,487	100.0%

Gross profit	81,996	25.9%	68,494	21.2%
SG&A	80,026	25.3%	60,987	18.9%
Restructuring and impaired asset charges	3,200	1.0%	1,251	0.4%

Operating profit (loss)	$(1,230)	-0.4%	$6,256	1.9%

We improved gross margin by 4.7 points over 2002 levels. This improvement is reflective of the consolidation of LRG which has higher margins at the retail level than our wholesale level, restructuring of the wood division, and continued improvements in upholstery margins. Inclusion of LRG’s results represented 4.1 points of the 4.7 point improvement, while manufacturing efficiencies and inventory reduction efforts contributed the remaining 0.6 points.

We experienced improved operating results from our upholstery division on lower sales by introductions of new product and effectively managing production schedules. Continued excess capacity led to our decision to close the Dublin, Ga. wood manufacturing plant in 2003 and consolidate these operations into other existing wood manufacturing facilities.

During 2002, manufacturing efficiency gains in our upholstery division brought about by the implementation of cellular manufacturing over the past several years led to our decision to close our California upholstery plant in October of 2002. Upholstery production was consolidated into our two remaining North Carolina facilities. We sold the California property in 2003 and realized a gain from this transaction in the first quarter of 2004 when payment for the sale was collected.

SG&A expenses increased by $19,039 to $80,026 over the 2002 level. As a percentage of sales, SG&A climbed 6.4 points from 18.9% in 2002 to 25.3% in 2003. The increase in SG&A expense is primarily due to the inclusion of LRG’s operations in 2003. SG&A expense related to LRG’s operations totaled $18,537. SG&A for the wholesale operations remained relatively flat from 2003 to 2002.

Income from investments is primarily earnings from our investment in the Alternative Asset Fund. Returns from these investments increased by $3,250 in 2003 from 2002 levels due to better overall market conditions. Income from unconsolidated affiliated companies is primarily our investment in IHFC, among other investments. In 2002, our equity method share of LRG’s losses were reflected here. With the consolidation of LRG for 2003, LRG’s results are included in our consolidated results for 2003.

The effective income tax provision rate was 9.5% in 2003 and 26% in 2002. The income tax provision rate in 2003 and 2002 was lower than statutory rates primarily due to exclusions for tax exempt income and dividends received from the our investment in the IHFC. 2003 net income before cumulative effect of accounting change was $4,405.

The cumulative effect of adopting FIN 46R for LRG in 2003 of ($4,875), net of tax of $3,200, primarily represents the minority interest losses for which an asset was not recorded by the Company.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

(dollar amounts in thousands)

Net loss for the year ended November 29, 2003 was ($470) or $(0.04) per diluted share. For the year ended November 30, 2002, net income was $6,741 or $0.57 per diluted share.

Segment Information:

The following is a discussion of operating results for each of our business segments. A full description of each operating segment along with financial data for each segment can be found in Note 19 to the Notes to Consolidated Financial Statements.

Wood Division

	2004		2003		2002
Net sales	$124,191	100.0%	$135,515	100.0%	$160,591	100.0%
Gross profit	18,247	14.7%	19,898	14.7%	25,785	16.1%
Contribution to profit and overhead	9,386	7.6%	10,522	7.8%	15,713	9.8%

Net sales of our Wood Division decreased by 8.4% in 2004, due principally to the continued decline in sales to JCPenney and regional and independent furniture retailers and the Company’s continued shift of product to the Import Division. Our sales to JCPenney were down by 90% from 2003 sales levels. Sales increases through the BFD sales channel partially offset this decline. Wood division sales declined by 15.6% in 2003, due to the soft retail economy, the continued decline in sales to JCPenney, and the shifting of sales to our Import Division.

Our Wood Division closed two plants over the last three years and at the end of 2004, had four plants in operation; two full-line furniture manufacturing facilities in Virginia, one fiberboard supply facility in Virginia and one full-line furniture manufacturing facility in North Carolina. We believe our manufacturing capacity is now aligned with our BFD business and current demand.

Our three remaining full-line wood furniture plants all produce unique product that are part of our core business. Our Mt. Airy, NC plant produces several “better to best” price point bedroom and dining room collections. Our Bassett, Va. plant produces bedroom furniture in the “good to better” price point and a substantial amount of bedroom pieces for our juvenile collections. Our Martinsville, Va. plant has experienced great success with the majority of its production from our Simply Yours® casual dining program which affords numerous options allowing the consumer to customize their casual dining furniture

Gross margin remained flat from 2003 to 2004, as productivity improvements were offset by several challenges. Excess domestic wood capacity led to the closing of our Macon, Ga. facility causing inefficiencies during the wind-down of production there. Additionally, we introduced a significant amount of new product and experienced start-up related inefficiencies in one of our facilities. Our gross margin declined by 1.4 points from fiscal 2002 to fiscal 2003 due principally to continued decline in sales volumes experienced by the Wood Division.

We define contribution to profit and overhead as gross profit less direct divisional operating expenses but excluding any allocation of corporate overhead expenses, interest expense or income taxes. Our Wood Division contribution to profit and overhead declined from 7.8% to 7.6%, entirely as a result of the sales decline. Wood Division contribution to profit and overhead declined from 9.8% in 2002 to 7.8% in 2003 due entirely to the sales decline and under-utilization of plants experienced during fiscal 2003.

We plan to expand our Simply Yours casual dining program, introduce a new bedroom program at our Bassett, Va. facility and re-engineered our production process at our Mt. Airy, NC facility.

The combination of these initiatives should improve the competitiveness and profitability of the domestic wood business.

Upholstery Division

	2004		2003		2002
Net sales	$103,477	100.0%	$99,271	100.0%	$105,562	100.0%
Gross profit	24,082	23.3%	23,258	23.4%	22,893	21.7%
Contribution to profit and overhead	13,458	13.0%	13,826	13.9%	14,373	13.6%

Net sales of our Upholstery Division increased $4,206 or 4.2% in 2004, as a result of increased retail demand for our custom furniture program from the increased number of BFD stores and our decision to begin importing fully upholstered leather furniture as an opening price point of our leather program. Net sales for our Upholstery Division declined $6,291 from 2002 to 2003 as a result of soft retail sales leading to lower demand for goods in 2003 as compared to 2002. The growth of the BFD store network has a more dramatic effect on the Upholstery Division as the BFD stores are now the Division’s primary sales channel.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

(dollar amounts in thousands)

In the first quarter of 2004, we decided to close our Hiddenite, NC upholstery facility and consolidate those operations into our Newton, NC facility.

Our management team at the Newton, NC facility has been successful in increasing its production capacity from $50 million per year in 2001 to $85 million per year in 2004 through the implementation of a cellular manufacturing program and numerous other efficiency related improvements, all with minimal capital requirements.

We currently have two programs which we believe will continue to allow our Upholstery Division to grow. We continue to offer our Simply Yours® custom made upholstery program which delivers custom made upholstery into the consumers’ home in 30 days or less. Additionally, in 2004, we introduced the John Elway Home Collection®, an exciting new product line focused on the home entertainment category. This collection led us to resume production of motion upholstery we had previously outsourced.

Gross margins decreased 0.1% in 2004 primarily as a result of expected inefficiencies due to the consolidation of the Hiddenite, NC facility into the Newton, NC facility and due to the re-introduction of production of motion upholstery. Gross margins improved in 2003 as a result of several initiatives completed by the Company, including cellular manufacturing, skill based team incentive pay and a just in time inventory program.

Contribution to profit and overhead declined from 13.9% in 2003 to 13.0% in 2004, primarily related to higher warehousing costs related to our imported leather program and higher swatching expenses related to new fabric introductions. For 2003, contribution to profit and overhead improved to $13,826 or 13.9% compared to $14,373 or 13.6% in 2002.

Import Division

	2004		2003		2002
Net sales	$53,593	100.0%	$46,113	100.0%	$40,566	100.0%
Gross profit	15,867	29.6%	13,578	29.4%	12,345	30.4%
Contribution to profit and overhead	11,278	21.0%	9,093	19.7%	9,129	22.5%

Net sales of our Import Division were $53,593 in 2004, representing an increase of 16% over 2003. For 2003, we recorded $46,113 of net sales, an increase of 13% over the 2002 level. These increases reflect our ongoing strategy of sourcing those products that cannot be profitably produced in existing domestic wood facilities in order to both deliver the best value to our customers and the best return to shareholders. During 2004, we continued to experience good retail acceptance of several imported bedroom and dining room collections. Additionally, the vast majority of our occasional table business and all of our crib business is sourced to overseas suppliers.

The products of our Import Division will continue to supplement the product offerings of the other divisions, as well as include complete suites of bedroom and dining room furniture. This should continue to have a positive impact on our overall gross profit margin as the products sold by the Import Division typically have a higher gross profit margin. Contribution to profit and overhead increased to 21.0% of sales in 2004 from 19.7% of sales in 2003. In 2004, we also increased the inventory levels of imported product we maintain in order to provide more timely service to our customers.

Retail Division – Bassett Owned Retail Stores

	2004		2003		2002
Net sales	$48,894	100.0%	$52,157	100.0%	$15,816	100.0%
Gross profit	22,598	46.2%	24,322	46.6%	7,104	44.9%
Operating income (loss)	293	0.6%	(3,405)	-6.5%	(1,021)	-6.5%

Our Bassett Owned Retail Stores consist of 12 stores in North Carolina, Nevada and Texas as of November 27, 2004. As previously discussed, we consolidated LRG in 2003, due to the adoption of FIN 46 for LRG.

Our retail segment experienced a 6.2% decrease in net sales from 2003 to 2004 primarily due to 2003 including two stores in Richmond, Va. that were sold in late 2003.

Our gross profits decreased slightly due primarily to efforts to liquidate older merchandise that was being replaced by introductions of new collections.

We experienced a $3,698 improvement in operating income primarily due to actions taken in 2004 and 2003 which significantly reduced spending in the areas of advertising, overhead and occupancy costs in these stores. Additionally, SG&A expenses and operating losses for the two Richmond, Va. stores are not included in 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

(dollar amounts in thousands)

Our retail segment includes the expenses of retail real estate utilized by Bassett Owned Retail Stores. Revenues and expenses from our properties utilized by independent licensees and partnership licensees are included in our “Other” segment.

In the fourth quarter of 2003, the Company consummated a transaction with LRG to obtain an additional 29% ownership in LRG, bringing the Company’s total ownership to 80%. With operating control of LRG, the Company implemented changes to lower LRG’s cost structure and improve its operating results. Additionally, the Company acquired ownership of LRG’s two stores in Las Vegas for net book value (approximately $1,200), allowing management of LRG to focus on the seven remaining stores in Texas.

Our retail growth strategy is currently focused on developing a more uniform set of business practices to assist licensees in the operations of BFD stores and working with licensees to improve the profitability of their BFD stores We plan to utilize our retail segment to develop best practices and drive the uniformity in our BFD program that we believe is key to the overall success of our BFD program.

Liquidity and Capital Resources

Our November 27, 2004 balance sheet, with no borrowings on our revolving line of credit and a sizeable investment portfolio, remains strong and continues to bolster our retail growth strategy. Our primary sources of funds have been our cash flow from operations, a bank line of credit and our investment portfolio. Cash was used in 2004 to increase inventory levels to better service our customers, purchase retail real estate and pay dividends. The primary sources of cash for fiscal 2003 were reductions in working capital (primarily inventories), sales of investments, and dividends from an affiliate. Cash was used in 2003 to fund capital spending (including retail real estate), repay debt, and pay dividends. The primary sources of cash for fiscal 2002 were cash provided by operating earnings and dividends received from our investments. Cash was used in fiscal 2002 to fund capital expenditures including retail real estate, increases in import division inventories, to pay dividends, and to reduce long-term debt.

The current ratio for the past two years was 2.66 to 1 and 2.78 to 1, respectively. Working capital was $64,128 at November 27, 2004 and $65,710 at November 29, 2003.

Net cash (used in) generated by operating activities was ($5,515), $22,561 and $11,876 in fiscal 2004, 2003 and 2002, respectively. The reduction in operating cash from 2003 to 2004 was primarily related to increases in inventories of imported finished goods and imported component parts.

Several key new product introductions, the closing of our Macon, Ga., facility (which led to certain products being imported which were previously manufactured domestically) and a decision to increase inventory levels and service for certain key groups led to our $10.8 million increase in inventory in 2004. This follows an $11.1 million decrease in inventories in 2003 that resulted from the execution of domestic inventory replenishment programs, initiated in 2003.

Net cash provided by investing activities was $ 2,097, $5,167 and $115 in fiscal 2004, 2003 and 2002, respectively.

As noted on the accompanying consolidated balance sheet and statement of cash flows we segregate our property and equipment into two groups, (1) property and equipment primarily utilized by our wholesale business and (2) retail real estate.

In 2004, we purchased $4,218 of machinery, equipment and technology utilized by our wholesale business.

In 2004, we had $6,825 of capital expenditures for retail real estate. This amount included $3,397 of cash payments related to our acquisition of five properties utilized by BFD stores. In addition to these cash payments, we assumed $16,231 of notes payable. We own and consolidate the stores that utilize these five properties. In 2004, we also purchased $3,428 of other BFD store properties utilized by independent licensees and partnership licensees. Capital expenditures by and related to the 12 BFD stores which we own and consolidate are included in our retail division in our segment disclosures. All other capital expenditures of retail real estate are included in our other segment.

Our 2004 proceeds from the sales of property and equipment include proceeds received from the sale of our California upholstery facility and our Dublin, Ga. wood manufacturing facility.

Both purchases and proceeds from the sales of investments relate primarily to the active management of a portion of our overall investment portfolio. During the year, marketable securities are bought and sold generating proceeds, purchases and gains.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

(dollar amounts in thousands)

Additionally, we reallocated portions of our portfolio during 2004 and increased (with new investments) our overall portfolio by nearly $1 million.

Dividends from an affiliate represent cash distributions from our investment in IHFC. Our investment in IHFC reflects a credit balance and is shown in the liabilities section of our balance sheet as Distributions in excess of affiliate earnings. Based on current and expected future earnings of IHFC, we believe that the market value of this investment is positive and substantially greater than its current negative book value. The financial statements of IHFC are included in our Form 10-K. During 2002 we purchased an additional investment interest in IHFC for $1,519.

Net cash used in financing activities was $7,741, $13,918 and $15,967 in fiscal 2004, 2003 and 2002, respectively. Cash dividends to shareholders and a share repurchase plan have been the primary financing uses of cash in each year.

During 2004, we amended our bank credit facility to address restrictive covenants and to reduce the total facility to $40,000. At November 27, 2004, we had no borrowings under this facility.

During 2004, the primary source of cash from financing activities was the exercise of stock options by employees.

We purchased and retired 44,800 shares of Common Stock during 2004. These purchases were part of our stock repurchase program, approved in 1998, which allows us to repurchase shares for an aggregate purchase price not to exceed $40,000. The average cost of the shares purchased in 2004 was $17.23, resulting in a total expenditure of $772. We repurchased 89,278 of shares of common stock for $1,193 during fiscal 2003 and 89,519 shares of common stock for $1,253 during fiscal 2002.

Our consolidated financial statements are prepared on the basis of historical dollars and are not intended to show the impact of inflation or changing prices. Neither inflation nor changing prices has had a material effect on our consolidated financial position and results of operations in prior years.

We currently anticipate that manufacturing capital spending for fiscal 2005 will approximate $6,000, primarily for machinery and equipment and technology. Capital spending for retail real estate will be approximately $6,000. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors including, but not limited to, our rate of growth, our operating results and any other adjustments in our operating plan needed in response to competition, acquisition opportunities or unexpected events. We believe that our existing cash and investment portfolio, and our borrowing capacity, together with cash provided by operations, will be more than sufficient to meet our capital expenditure and working capital requirements through fiscal 2005.

Contractual Obligations and Commitments:

We enter into contractual obligations and commercial commitments in the ordinary course of business. The following table summarizes our contractual payment obligations and other commercial commitments.

Contractual obligations and commitments by fiscal year

	2005	2006	2007	2008	Thereafter	Total
Other long-term liabilities	$1,472	$1,377	$1,427	$1,398	$3,749	$9,423
Real estate notes payable	423	460	499	540	14,105	16,027
Letters of credit	4,322	—	—	—	—	4,322
Operating leases	5,728	5,257	5,041	4,774	26,371	47,171
Lease guarantees	9,543	4,479	3,434	2,729	8,111	28,296
Loan guarantees	6,561	5,435	2,483	747	112	15,338

Total	$28,049	$17,008	$12,884	$10,188	$52,448	$120,577

Off-Balance Sheet Arrangements:

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of BFD stores. We have guaranteed certain lease obligations of licensee operators of the BFD stores, as part of our retail expansion strategy. We also have guaranteed loans of certain of our BFD dealers to finance initial inventory packages for these stores. See Contractual Obligations and Commitments table above and Note 17 to the Consolidated Financial Statement for further discussion of operating leases, lease guarantees and loan guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

Contingencies:

We are involved in various claims and litigation as well as environmental matters, which arise in the normal course of business. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

Regulatory Developments:

The Sarbanes-Oxley Act of 2002 created many requirements regarding corporate governance and

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

(dollar amounts in thousands)

financial reporting. One requirement under section 404 of the Act, beginning with this annual report, is for management to report on the Company’s internal controls over financial reporting and for our independent registered public accountants to attest to this report. In late November 2004, the Securities and Exchange Commission issued an optional 45 day delay for the issuance of these reports. We elected to utilize this 45 day delay, therefore this annual report and related Form 10-K do not include these reports. These reports will be included in an amended Form 10-K expected to be filed in March 2005. Currently, we are not aware of any material weaknesses in our internal controls over financial reporting and related disclosures.

Market Risk:

We are exposed to market risk for changes in market prices of our various types of investments. Our investments include marketable securities and an investment partnership. We do not use these securities for trading purposes and are not party to any leveraged derivatives.

Our marketable securities portfolio, which totaled $26,927, at November 27, 2004 is diversified among ten different money managers and twenty-five different medium to large capitalization interests. Although there are no maturity dates for our equity investments, we have plans to liquidate our current marketable equity securities portfolio on a scheduled basis over the next four to six years. Maturity dates on other investments in the portfolio range from one to six years.

The Bassett Industries Alternative Asset Fund L.P was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of the Alternative Asset Fund. We and the General Partner are currently the only two partners. The objective of the Alternative Asset Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In general, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in the Alternative Asset Fund, which totaled $46,593 at November 27, 2004, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to the Alternative Asset Fund is limited to the amount of the Alternative Asset Fund investment in each of the funds.

We account for our investments by marking them to market value each month based on the net asset values provided by the General Partner. The hedge funds and portfolio managers provide the General Partner with estimated net asset values on a monthly basis that represents the amount the partnership would receive if it were to liquidate its investments in the investee funds. The partnership may redeem part of its investments as of the end of each quarter or calendar year, with no less than 45 days prior written notice. (See Note 6 of the Consolidated Financial Statements.)

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Continued

(dollar amounts in thousands)

Safe-harbor, forward-looking statements:

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and Subsidiaries. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•	competitive conditions in the home furnishings industry

•	general economic conditions that are less favorable than expected

•	overall consumer demand for home furnishings

•	BFD store openings and closings

•	the profitability of BFD stores (independent licensees, Bassett-owned retail stores and partnership licensees)

•	fluctuations in the cost and availability of raw materials, labor and sourced products

•	information and technology advances

•	success of marketing and advertising campaigns

•	future tax legislation, or regulatory or judicial positions

•	ability to execute and expand global sourcing strategies

•	performance of our investment portfolios

•	ability to efficiently manage the import supply chain to minimize business interruption

Bassett Furniture Industries, Inc.

Schedule II

Analysis of Valuation and Qualifying Accounts

For the Years Ended November 27, 2004, November 29, 2003, and November 30, 2002

(in thousands)

	Balance Beginning Of Period	Additions Charged to Cost and Expenses	Deductions (1)	Other	Balance End Of Period
For the Year Ended November 30, 2002:
Reserve deducted from assets to which it applies-
Allowance for doubtful accounts	$2,500	$753	($651)	—	$2,602

Restructuring reserve	$582	$1,251	($1,684)	—	$149

For the Year Ended November 29, 2003:
Reserve deducted from assets to which it applies-
Allowance for doubtful accounts	$2,602	$1,655	($263)	—	$3,994

Restructuring reserve	$149	$3,200	($3,141)	—	$208

For the Year Ended November 27, 2004:
Reserve deducted from assets to which it applies-
Allowance for doubtful accounts	$3,994	$1,430	($673)	—	$4,751

Restructuring reserve	$208	$4,060	($3,828)	—	$440

(1)	Deductions are for the purpose for which the reserve was created.

International Home Furnishings

Center, Inc. and Subsidiary

Consolidated Financial Statements

Years Ended October 31, 2004, 2003 and 2002

International Home Furnishings Center, Inc. and Subsidiary

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

International Home Furnishings Center, Inc.

High Point, North Carolina

We have audited the accompanying consolidated balance sheets of International Home Furnishings Center, Inc. and subsidiary as of October 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended October 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Home Furnishings Center, Inc. and subsidiary at October 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

High Point, North Carolina

November 24, 2004

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

October 31, 2004 and 2003

	2004	2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$827,759	$1,592,972
Restricted cash	20,723,664	20,274,235
Short-term investments	4,663,239	4,769,702
Receivables
Trade	2,483,888	2,575,779
Interest	3,499	3,505
Deferred income tax benefit	3,626,960	3,920,000
Prepaid expenses	270,609	361,308

TOTAL CURRENT ASSETS	32,599,618	33,497,501

PROPERTY AND EQUIPMENT, at cost
Land and land improvements	3,611,659	3,611,659
Buildings, exclusive of theater complex	91,457,004	90,480,228
Furniture and equipment	3,943,396	3,835,124
Construction in progress	277,904	—

	99,289,963	97,927,011
Accumulated depreciation	(53,888,205)	(51,120,231)

	45,401,758	46,806,780

OTHER ASSETS
Prepaid rent	760,579	803,834
Deferred income tax benefit	449,629	809,950
Deferred financing costs, net of accumulated amortization of $2,313,232 and $1,724,614 at October 31, 2004 and 2003, respectively	667,003	1,255,621
Interest rate cap agreement, at fair value	82	80,435

	1,877,293	2,949,840

	$79,878,669	$83,254,121

LIABILITIES LESS STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable, trade	$1,011,068	$926,726
Accrued property taxes	2,258,027	1,923,685
Other accrued expenses	821,561	844,712
Rents received in advance	9,303,013	10,055,173
Income taxes payable	2,077,777	2,291,578
Current maturities of long-term debt	3,463,746	3,158,841

TOTAL CURRENT LIABILITIES	18,935,192	19,200,715

LONG-TERM DEBT	121,051,972	124,515,718

OTHER LONG-TERM LIABILITIES
Supplemental retirement benefits	2,829,763	2,740,668
Interest rate floor agreement, at fair value	488,690	2,510,128

	3,318,453	5,250,796

COMMITMENTS (Notes G and L)

STOCKHOLDERS’ DEFICIT
Common stock, $5 par value, 1,000,000 shares authorized, 481,628 shares issued in 2004 and 2003	2,408,140	2,408,140
Additional paid-in capital	154,592	154,592
Accumulated deficit	(65,691,579)	(66,744,662)
Accumulated other comprehensive loss	(298,101)	(1,531,178)

	(63,426,948)	(65,713,108)

	$79,878,669	$83,254,121

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended October 31, 2004, 2003 and 2002

	2004	2003	2002
OPERATING REVENUES
Rental income	$37,797,852	$36,556,063	$35,822,245
Other revenues	7,167,392	6,962,213	6,943,477

TOTAL OPERATING REVENUES	44,965,244	43,518,276	42,765,722

OPERATING EXPENSES
Compensation and benefits	4,775,502	4,873,642	5,293,040
Market and promotional	2,346,938	2,234,317	2,348,642
Maintenance and building costs	1,463,971	989,770	1,211,953
Depreciation expense	2,772,108	2,731,524	2,387,170
Rent	163,689	152,234	152,234
Property taxes and insurance	2,971,933	2,691,381	2,546,391
Utilities	1,598,949	1,652,902	1,739,924
Other operating costs	546,612	526,757	579,477

TOTAL OPERATING EXPENSES	16,639,702	15,852,527	16,258,831

INCOME FROM OPERATIONS	28,325,542	27,665,749	26,506,891

NONOPERATING INCOME (EXPENSE)
Interest income	183,827	219,667	393,601
Dividend income	3,323	6,655	6,275
Interest expense	(6,609,255)	(6,807,991)	(6,743,084)
Other income (expense)	(80,353)	(69,201)	123,023

TOTAL NONOPERATING EXPENSES	(6,502,458)	(6,650,870)	(6,220,185)

INCOME BEFORE INCOME TAXES	21,823,084	21,014,879	20,286,706

PROVISION FOR INCOME TAXES	8,770,000	8,155,000	8,000,000

NET INCOME	$13,053,084	$12,859,879	$12,286,706

BASIC EARNINGS PER COMMON SHARE	$27.10	$26.70	$25.13

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	481,628	481,628	488,939

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended October 31, 2004, 2003 and 2002

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE (DEFICIT), OCTOBER 31, 2001	$2,638,190	$169,360	$(60,135,416)	$—	$(57,327,866)

Purchase and retirement of 46,010 shares of common stock	(230,050)	(14,768)	(8,755,349)	—	(9,000,167)

Dividends paid ($24.916 per common share)	—	—	(12,000,243)	—	(12,000,243)

Comprehensive income (loss):
Net income	—	—	12,286,706	—	12,286,706
Other comprehensive loss:
Change in fair value of interest rate floor hedging activity, net of deferred tax benefit of $1,491,866	—	—	—	(2,333,431)	(2,333,431)
Reclassification adjustment for losses recognized in net income, net of deferred tax benefit of $308,184	—	—	—	482,031	482,031

Total comprehensive income					10,435,306

BALANCE (DEFICIT), OCTOBER 31, 2002	2,408,140	154,592	(68,604,302)	(1,851,400)	(67,892,970)

Dividends paid ($22.840 per common share)	—	—	(11,000,239)	—	(11,000,239)

Comprehensive income (loss):
Net income	—	—	12,859,879	—	12,859,879
Other comprehensive income (loss):
Change in fair value of interest rate floor hedging activity, net of deferred tax benefit of $470,706	—	—	—	(736,232)	(736,232)
Reclassification adjustment for losses recognized in net income, net of deferred tax benefit of $675,438	—	—	—	1,056,454	1,056,454

Total comprehensive income					13,180,101

BALANCE (DEFICIT), OCTOBER 31, 2003	2,408,140	154,592	(66,744,662)	(1,531,178)	(65,713,108)

Dividends paid ($24.915 per common share)	—	—	(12,000,001)	—	(12,000,001)

Comprehensive income:
Net income	—	—	13,053,084	—	13,053,084
Other comprehensive income:
Change in fair value of interest rate floor hedging activity, net of deferred tax of $108,305	—	—	—	169,398	169,398
Reclassification adjustment for losses recognized in net income, net of deferred tax benefit of $680,056	—	—	—	1,063,679	1,063,679

Total comprehensive income					14,286,161

BALANCE (DEFICIT), OCTOBER 31, 2004	$2,408,140	$154,592	$(65,691,579)	$(298,101)	$(63,426,948)

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 2004, 2003 and 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,053,084	$12,859,879	$12,286,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,403,981	3,377,548	3,043,467
Decrease in fair value of interest rate cap agreements	80,353	69,201	729,979
Decrease in fair value of interest rate floor agreement	—	—	(833,000)
Provision for losses (recoveries) on accounts receivable	4,805	(6,035)	19,828
(Gain) loss on disposal of assets	—	2,156	(3,000)
Supplemental retirement benefits expense	167,971	280,923	601,282
Deferred income taxes	(135,000)	(1,375,002)	65,000
Change in assets and liabilities
(Increase) decrease in trade and interest receivables	87,092	(37,166)	7,200
(Increase) decrease in prepaid expenses	90,699	(59,075)	(109,962)
Increase (decrease) in accounts payable and accrued expenses	342,461	(2,878)	100,923
Increase (decrease) in rents received in advance	(752,160)	2,468,339	(178,514)
Increase (decrease) in income taxes payable	(213,801)	983,274	(641,652)
Decrease in supplemental retirement benefits	(78,876)	(65,730)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,050,609	18,495,434	15,088,257

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and construction of property and equipment	(1,314,014)	(1,675,334)	(1,131,994)
Proceeds from sale of property and equipment	—	—	3,000
Purchases of short-term investments	(26,308,602)	(27,156,330)	(16,520,501)
Proceeds from sales of short-term investments	26,415,065	25,467,264	19,553,902
(Increase) decrease in restricted cash	(449,429)	(1,317,551)	5,523,143

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(1,656,980)	(4,681,951)	7,427,550

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(3,158,841)	(2,880,776)	(2,627,188)
Purchase of interest rate cap	—	—	(833,000)
Proceeds from sale of interest rate floor	—	—	833,000
Dividends paid	(12,000,001)	(11,000,239)	(12,000,243)
Retirement of common stock	—	—	(9,000,167)
Financing costs paid	—	—	(60,380)

NET CASH USED BY FINANCING ACTIVITIES	(15,158,842)	(13,881,015)	(23,687,978)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(765,213)	(67,532)	(1,172,171)

CASH AND CASH EQUIVALENTS, BEGINNING	1,592,972	1,660,504	2,832,675

CASH AND CASH EQUIVALENTS, ENDING	$827,759	$1,592,972	$1,660,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$9,118,801	$8,546,726	$8,575,614
Interest, net of amount capitalized	5,917,765	6,177,415	5,708,508

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 2004, 2003 and 2002

	2004	2003	2002
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Accounts payable incurred for acquisition of property and equipment	$53,072	$—	$92,096

Increase (decrease) in fair value of interest rate floor agreement, net of deferred income taxes of $788,361 and $204,732 in 2004 and 2003, respectively, and deferred income tax benefit of $1,183,682 in 2002	$(1,233,077)	$(320,222)	$1,851,400

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2004, 2003 and 2002

NOTE A - DESCRIPTION OF BUSINESS

International Home Furnishings Center, Inc. and its wholly-owned subsidiary, IHFC Properties, L.L.C., (collectively “the Company”) are the lessors of permanent exhibition space to furniture and accessory manufacturers which are headquartered throughout the United States and in many foreign countries. This exhibition space, located in High Point, North Carolina, is used by the Home Furnishings Industry to showcase its products at the International Home Furnishings Market held each April and October. The details of the operating leases with the Company’s tenants are described in Note I.

The Company has been in business since June 27, 1919, and operates under the trade name of “International Home Furnishings Center.”

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies relative to the carrying values of property and equipment and interest rate cap and floor agreements are indicated in the captions on the consolidated balance sheets. Other significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of International Home Furnishings Center, Inc. and its wholly-owned subsidiary, IHFC Properties, L.L.C., a company organized on December 21, 2000. All material intercompany transactions have been eliminated.

Rental Income

Aggregate rentals from exhibition space are recognized on the straight-line basis over the lives of the leases.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-Term Investments

Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date. Since the Company neither buys investment securities in anticipation of short-term fluctuations in market prices nor commits to holding debt securities to their maturities, investments in debt and marketable equity securities have been classified as available-for-sale. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of accumulated other comprehensive income in stockholders’ equity. Premiums and discounts on investments in debt securities are amortized over their contractual lives. Interest on debt securities is recognized in income as accrued, and dividends on marketable equity securities are recognized in income when declared. Realized gains and losses are included in income and are determined on the basis of the specific securities sold.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2004, 2003 and 2002

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the Company periodically reviews long-lived assets when indications of impairment exist, and if the value of the assets is impaired, an impairment loss would be recognized.

Deferred Financing Costs

Costs associated with obtaining long-term financing have been deferred and are being amortized to interest expense on the interest method over the term of the related debt. Amortization expense during the years ended October 31, 2004, 2003 and 2002 was $588,618, $602,769 and $613,042, respectively.

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

The Company designates its derivatives based upon criteria established by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income net of tax and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2004, 2003 and 2002

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related to temporary differences between the reported amounts of assets and liabilities and their tax bases. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings Per Common Share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). Basic EPS excludes all dilution and has been computed using the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has no potential common shares.

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

In 1991, the Company adopted a nonqualified supplemental retirement benefits plan for key management employees. Benefits payable under the plan are based upon 60% of the participant’s average compensation during his or her last five years of employment and are reduced by benefits payable under the Company’s qualified retirement plan and by one-half of the participant’s social security benefits. Benefits under the plan do not vest until the attainment of normal retirement age; however, a reduced benefit is payable if employment terminates prior to normal retirement age because of death or disability. The accrued benefits payable under this plan were $2,829,763 and $2,740,668 at October 31, 2004 and 2003, respectively, of which approximately $2,236,000 and $2,225,000 were vested at October 31, 2004 and 2003, respectively. The retirement obligation is unfunded.

Fair Value of Financial Instruments

The carrying amounts of the Company’s significant financial instruments, none of which are held for trading purposes, approximate fair value at October 31, 2004 and 2003. Cash and cash equivalents, restricted cash, trade receivables, trade payables, other accrued expenses, and income taxes payable approximate fair value because of the short maturities of these instruments. Long-term debt approximates fair value because of its floating interest rate terms. Derivative financial instruments are carried at fair value.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2004, 2003 and 2002

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain items in the 2003 and 2002 financial statements have been reclassified to be consistent with the presentation in the 2004 financial statements. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

NOTE C - RESTRICTED CASH

The Company has restricted, interest-bearing cash accounts held by the lender under the escrow provisions of the term loan agreement described in Note E. The restricted cash balances are held for the following purposes at October 31, 2004 and 2003:

	2004	2003
Taxes and insurance	$1,264,807	$1,300,074
Required repairs	1,152,140	1,143,023
Replacements	576,724	406,905
Environmental	244,408	242,474
Debt service	1,446,157	1,401,842
Operating expenses	811,591	782,824
Ground rent	46,476	51,976
Cash management	15,181,361	14,945,117

	$20,723,664	$20,274,235

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

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2004, 2003 and 2002

NOTE D - SHORT-TERM INVESTMENTS

The Company’s short-term investments in available-for-sale securities consist of debt and marketable equity securities. Debt securities consist primarily of variable rate obligations of state and local governments and U. S. corporations with short-term maturities ranging from 7 to 39 days. Marketable equity securities consist primarily of investments in mutual funds. Fair market value of short-term investments approximates amortized cost at October 31, 2004 and 2003.

	Amortized Cost
	2004	2003
Debt securities	$4,548,698	$4,660,988
Equity securities	114,540	108,714

	$4,663,238	$4,769,702

NOTE E - LONG-TERM DEBT

Long-term debt consists of the following at October 31, 2004 and 2003:

	2004	2003
Term note payable, Bank of America, N.A., secured by land and buildings, restricted cash (Note C), rents and assignment of leases with tenants. Payments of principal are due monthly based on a 20-year amortization and an assumed rate of 9.25%. Actual interest is calculated and paid monthly at LIBOR plus 2.1% (3.94% at October 31, 2004). All remaining principal is due in full in December of 2005.	$124,515,718	$127,674,559
Less current maturities	3,463,746	3,158,841

	$121,051,972	$124,515,718

The aggregate maturities of long-term debt are due as follows:

Year Ending October 31,
2005	$3,463,746
2006	121,051,972

$124,515,718

The term loan agreement requires that the Company maintain compliance with certain financial ratios. The Company was in compliance with these financial covenants at October 31, 2004.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2004, 2003 and 2002

NOTE E - LONG-TERM DEBT (Continued)

During the year ended October 31, 2001, the Company entered into an interest rate cap agreement that had a notional amount of $133,182,523 at October 31, 2001. The notional amount decreased as principal payments were made on the Company’s term debt and was to be equal to the term debt until the agreement’s expiration in January 2004. Under the agreement, the Company was to receive an amount equal to the interest it incurred on its term debt in excess of 8%, if any. The $265,887 decrease in the fair value of the interest rate cap agreement was charged to earnings as financing expense during the year ended October 31, 2001. In 2002, the Company paid $26,613 to terminate this agreement. The $26,613 was charged to earnings as a component of other nonoperating expense for the year ended October 31, 2002.

During the year ended October 31, 2002, the Company paid $833,000 to execute an interest rate cap agreement that had a notional amount of $124,515,718 at October 31, 2004 and $127,674,559 at October 31, 2003. The notional amount will decrease as principal payments are made on the Company’s term debt and will be equal to the term debt until the agreement expires on December 6, 2005. Under the agreement, the Company will receive an amount equal to the LIBOR rate in excess of 8%, if any. The Company has designated this interest rate cap agreement as a cash flow hedge of interest payments once the LIBOR rate exceeds 8%. Since the LIBOR rate remained below 8% during the years ended October 31, 2004, 2003 and 2002, the hedge was not yet in effect; therefore, the $80,353, $69,201 and $683,364 decrease in the fair value of the interest rate cap agreement was charged to earnings during the years ended October 31, 2004, 2003 and 2002, respectively, as a component of other nonoperating expense.

The Company also entered into an interest rate floor agreement during the year ended October 31, 2002. In connection with the execution of the floor agreement, the Company received $833,000. The notional amount of the floor agreement was $124,515,718 at October 31, 2004 and $127,674,559 at October 31, 2003. The notional amount will decrease as principal payments are made on the Company’s term debt and will be equal to the term debt until the agreement expires on January 6, 2006. Under the agreement, the Company will pay an amount equal to the excess of 2.63% over the LIBOR rate, if any. Since the LIBOR rate decreased below the floor of 2.63% during the years ended October 31, 2004, 2003 and 2002, the hedge was in effect; therefore, the change in fair value of the interest rate floor agreement has been recorded in accumulated other comprehensive income, net of tax, for the years ended October 31, 2004, 2003 and 2002.

Interest costs for the years ended October 31, 2004, 2003 and 2002 in the amount of $22,438, $4,578 and $4,923, respectively, were capitalized as part of the building construction costs.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2004, 2003 and 2002

NOTE F - INCOME TAXES

The provision for income taxes consists of the following for the years ended October 31, 2004, 2003 and 2002:

	2004	2003	2002
Federal:
Current	$7,385,000	$7,830,000	$6,560,000
Deferred	(111,000)	(1,130,000)	53,000

	7,274,000	6,700,000	6,613,000

State:
Current	1,520,000	1,700,000	1,375,000
Deferred	(24,000)	(245,000)	12,000

	1,496,000	1,455,000	1,387,000

TOTAL	$8,770,000	$8,155,000	$8,000,000

Deferred tax (benefit) allocated directly to stockholders’ deficit	$788,361	$204,732	$(1,183,682)

A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

	2004	2003	2002
Income taxes computed at the federal statutory rate	$7,638,000	$7,355,000	$7,100,000
State taxes, net of federal benefit	972,400	945,750	902,000
Nontaxable investment income	(21,300)	(19,900)	(24,000)
Other, net	180,900	(125,850)	22,000

	$8,770,000	$8,155,000	$8,000,000

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2004, 2003 and 2002

NOTE F - INCOME TAXES (Continued)

The components of deferred income taxes consist of the following:

	2004	2003
Deferred income tax assets:
Rents received in advance	$3,628,000	$3,922,000
Supplemental retirement benefits	1,104,000	979,000
Interest rate floor agreement	191,000	1,069,000
Deferred financing costs	12,000	16,500

TOTAL DEFERRED TAX ASSETS	4,935,000	5,986,500

Deferred income tax liabilities:
Depreciation	(858,411)	(1,226,000)
Interest rate cap agreement	—	(30,550)

TOTAL DEFERRED TAX LIABILITIES	(858,411)	(1,256,550)

TOTAL NET DEFERRED TAX ASSETS	$4,076,589	$4,729,950

NOTE G - LAND LEASE COMMITMENT

During 1975, the Company completed construction of an eleven-story exhibition building. The building is constructed on land leased from the City of High Point, North Carolina under a noncancelable lease. The lease is for an initial term of fifty years with three options to renew for periods of ten years each and a final renewal option for nineteen years. Annual rental under the lease is $163,689 as of October 31, 2004 and is subject to adjustment at the end of each five-year period, such adjustment being computed as defined in the lease agreement. As part of the lease agreement, the Company constructed a theater complex for public use and office space for use by the City of High Point on the lower levels of the building. Annual rental cash payments over the initial fifty-year lease term are being reduced by $39,121 which represents amortization of the cost of the theater and office complex constructed for the City of High Point. The unamortized cost of the theater and office complex is reported on the consolidated balance sheet as prepaid rent. At the termination of the lease, the building becomes the property of the City of High Point. Under the terms of the lease, the Company is responsible for all expenses applicable to the exhibition portion of the building. The City of High Point is responsible for all expenses applicable to the theater complex and office space constructed for use by the City.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2004, 2003 and 2002

NOTE G - LAND LEASE COMMITMENT (Continued)

Future minimum lease payments due under the terms of the lease are as follows:

Year Ending October 31,
2005	$124,568
2006	124,568
2007	124,568
2008	124,568
2009	124,568
Due after five years	1,692,049

$2,314,889

NOTE H - RETIREMENT EXPENSE

Amounts expensed under the Company’s retirement plans amounted to $346,218, $464,715 and $790,130 for the years ended October 31, 2004, 2003 and 2002, respectively, including $167,971, $280,923 and $601,252 under the supplemental retirement benefits plan for the years ended October 31, 2004, 2003 and 2002, respectively.

During 2002, the Company accelerated the normal retirement date for one of its key employees covered under the nonqualified supplemental retirement plan resulting in a substantial increase in expense for the year.

NOTE I - RENTALS UNDER OPERATING LEASES

The Company’s leasing operations consist principally of leasing exhibition space. Property on operating leases consists of substantially all of the asset “buildings, exclusive of theater complex” included on the consolidated balance sheets. Accumulated depreciation on this property amounted to $50,374,479 at October 31, 2004 and $47,728,365 at October 31, 2003. Leases are typically for five-year periods and contain provisions to escalate rentals based upon either the increase in the consumer price index or increases in ad valorem taxes, utility rates and charges, minimum wage imposed by federal and state governments, maintenance contracts for elevators and air conditioning, maintenance of common areas, social security payments, increases resulting from collective bargaining contracts, if any, and such other similar charges and rates required in operating the Company. Tenants normally renew their leases.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2004, 2003 and 2002

NOTE I - RENTALS UNDER OPERATING LEASES (Continued)

The following is a schedule of minimum future rentals under noncancelable operating leases as of October 31, 2004, exclusive of amounts due under escalation provisions of lease agreements:

Year Ending October 31,
2005	$26,691,982
2006	18,433,924
2007	14,797,021
2008	9,709,068
2009	2,914,341

Total minimum future rentals	$72,546,336

Rental income includes contingent rentals under escalation provisions of leases of $1,535,633, $1,390,371 and $1,380,026 for the years ended October 31, 2004, 2003 and 2002, respectively.

The Company leases exhibition space to one of the Company’s shareholders. Rental income from this related party amounted to $644,934, $628,643 and $647,926 for the years ended October 31, 2004, 2003 and 2002, respectively.

NOTE J - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits and trade accounts receivable from customers predominantly in the Home Furnishings Industry. As of October 31, 2004, the Company’s bank balances exceeded federally insured limits by $15,953,490. The Company’s trade accounts receivable are generally collateralized by merchandise in leased exhibition spaces which is in the Company’s possession.

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

NOTE L - CONSTRUCTION COMMITMENTS

At October 31, 2004, the Company had outstanding commitments for building improvements of approximately $1,195,000.

INDEX TO EXHIBITS

Exhibit No.
21	List of subsidiaries of registrant

23A	Consent of Independent Registered Public Accounting Firm

23B	Consent of Independent Registered Public Accounting Firm

31A	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31B	Certification of Barry C. Safrit, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32B	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002