Form 10-K/A
period 2004-11-27
BASSETT FURNITURE INDUSTRIES INC
filed 2005-03-24
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended November 27, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on January 28, 2005, is being filed to (1) amend Item 9A and (2) to correct a typographical error in the Original Filing.

At the time of the Original Filing, the Company elected to utilize the 45 day extension offered to certain registrants by the Securities and Exchange Commission to delay the filing of management’s report on internal control over financial reporting as required by section 404 of the Sarbanes-Oxley Act of 2002 and for the Company’s independent registered public accounting firm to attest to this report. Management’s report on internal controls over financial reporting and the related attestation report of the Company’s independent registered public accounting firm are included in this Amendment No. 1 in Item 9A.

Exhibit 23B “Consent of Independent Auditors” of the Original Filing noted “the three years ended October 31, 2001” and should have noted “the three years ended October 31, 2004”. This was a typographical error occurring during the edgarizing process. A corrected consent has been included as exhibit 23B.

As a result of this amendment, an additional Consent of Independent Registered Public Accounting Firm dated March 24, 2005 to cover the report related to our internal control over financial reporting dated March 23, 2005 is being filed.

Except for the matters disclosed in Item 9A and for new Exhibit 23C, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained therein to reflect events that have occurred since the date of the Original Filing.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls.

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of internal control over financial reporting

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 27, 2004 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 27, 2004, based on those criteria.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Our assessment of the effectiveness of our internal control over financial reporting as of November 27, 2004, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bassett Furniture Industries, Incorporated

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Bassett Furniture Industries, Incorporated and subsidiaries maintained effective internal control over financial reporting as of November 27, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bassett Furniture Industries, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Overnight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Bassett Furniture Industries, Incorporated maintained effective internal control over financial reporting as of November 27, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Bassett Furniture Industries, Incorporated maintained, in all material respects, effective internal control over financial reporting as of November 27, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bassett Furniture Industries, Incorporated as of November 27, 2004 and November 29, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 27, 2004 and our report dated January 25, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greensboro, North Carolina

March 23, 2005

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(3)	Listing of Exhibits

		3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

		3B.	Amendment to By-laws including By-laws as amended to date is incorporated herein by reference to Form 8-K filed on December 21, 2004.

		4A.	Amended and Restated Credit Agreement with a Bank Group dated October 29, 2004, is incorporated herein by reference to Form 8-K filed on November 11, 2004.

		**10A.	Bassett 1993 Long Term Incentive Stock Option Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no.33-52405) filed on February 25, 1994.

		**10B.	Bassett Executive Deferred Compensation Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		**10C.	Bassett Supplemental Retirement Income Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		**10D.	Bassett 1993 Stock Plan for Non-Employee Directors as amended is incorporated herein by reference to Form 10-K for the fiscal year ended November 25, 2000.

		**10E.	Bassett 1997 Employee Stock Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no. 333-60327) filed on July 31, 1998.

		21.	List of subsidiaries of the Registrant

		23A.	Consent of Independent Registered Public Accounting Firm

		*23B.	Consent of Independent Auditors

		*23C.	Consent of Independent Registered Public Accounting Firm

		31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31B.	Certification of Barry C. Safrit, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		*31C.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		*31D.	Certification of Barry C. Safrit, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32B.	Certification of Barry C. Safrit, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These exhibits are filed with this Amendment No. 1 on Form 10-K/A.

**	Management contract or compensatory plan or arrangement of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ Robert H. Spilman, Jr.	Date: March 24, 2005
Robert H. Spilman, Jr.
President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul Fulton	Date: March 24, 2005
Paul Fulton
Chairman of the Board of Directors

By:	/s/ Peter W. Brown	Date: March 24, 2005
Peter W. Brown
Director

By:	/s/ Howard H. Haworth	Date: March 24, 2005
Howard H. Haworth
Director

By:	/s/ George W. Henderson, III	Date: March 24, 2005
George W. Henderson, III
Director

By:	/s/ Dale C. Pond	Date: March 24, 2005
Dale C. Pond
Director

By:	/s/ David A. Stonecipher	Date: March 24, 2005
David A. Stonecipher
Director

By:	/s/ William C. Wampler, Jr.	Date: March 24, 2005
William C. Wampler, Jr.
Director

By:	/s/ William C. Warden, Jr.	Date: March 24, 2005
William C. Warden, Jr.
Director

By:	/s/ Barry C. Safrit	Date: March 24, 2005
Barry C. Safrit
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.
23B	Consent of Independent Auditors

23C	Consent of Independent Registered Public Accounting Firm

31C	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31D	Certification of Barry C. Safrit, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.