Form 10-Q
period 2005-02-26
BASSETT FURNITURE INDUSTRIES INC
filed 2005-04-07
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

At February 26, 2005, 11,753,640 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM		PAGE
	PART I - FINANCIAL INFORMATION

1.	Financial Statements as of February 26, 2005 (unaudited) and November 27, 2004 and for the quarter ended February 26, 2005 (unaudited) and February 28, 2004 (unaudited)

	Condensed Consolidated Statements of Operations and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

3.	Quantitative and Qualitative Disclosures About Market Risk	18

4.	Controls and Procedures	19

	PART II - OTHER INFORMATION

2.	Change in Securities, Use of Proceeds, Issuer Purchases of Equity Securities	20

4.	Submission of Matters to a Vote of Security Holders	20

6.	Exhibits and Reports on Form 8-K	21

2 of 26

PART I - FINANCIAL INFORMATION

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED FEBRUARY 26, 2005 AND FEBRUARY 28, 2004 – UNAUDITED

(In thousands except per share data)

Item 1. Financial Statements

	Thirteen Weeks Ended
	February 26, 2005	February 28, 2004
Net sales	$80,752	$76,568
Cost of sales	59,456	56,901

Gross profit	21,296	19,667

Selling, general and administrative	20,028	18,496
Gain on sale of property, net	—	(3,890)
Restructuring and impaired asset charges	—	2,840

Operating income	1,268	2,221

Other income, net	1,970	1,013

Income before income tax provision	3,238	3,234

Income tax provision	(874)	(906)

Net income	$2,364	$2,328

Retained earnings-beginning of period	158,341	159,487
Cash dividends	(2,350)	(2,331)

Retained earnings-end of period	$158,355	$159,484

Basic earnings per share	$0.20	$0.20

Diluted earnings per share	$0.20	$0.20

Dividends per share	$0.20	$0.20

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 26

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 26, 2005 AND NOVEMBER 27, 2004

(In thousands)

	(Unaudited) February 26, 2005	November 27, 2004
Assets
Current assets
Cash and cash equivalents	$5,800	$4,022
Accounts receivable, net	43,382	40,507
Inventories, net	48,208	47,285
Assets held for sale, net	1,145	2,753
Deferred income taxes	3,880	4,130
Other current assets	3,980	3,980

Total current assets	106,395	102,677

Property and equipment
Cost	149,059	147,708
Less accumulated depreciation	109,342	107,465

Property and equipment, net	39,717	40,243

Investments	75,264	73,520
Retail real estate, net	54,190	53,085
Notes receivable, net	14,919	14,642
Other, net	13,236	13,199

Total other assets	157,609	154,446

Total assets	$303,721	$297,366

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,883	$19,948
Accrued liabilities	21,689	18,601

Total current liabilities	38,572	38,549

Long-term liabilities
Employee benefits	9,354	9,423
Long-term debt	5,000	—
Real estate notes payable	15,494	15,604
Distributions in excess of affiliate earnings	13,750	12,578

Total long-term liabilities	43,598	37,605

Commitments and Contingencies
Stockholders’ equity
Common stock	58,768	58,680
Retained earnings	158,355	158,341
Additional paid-in-capital	1,546	1,373
Accumulated other comprehensive income - unrealized holding gains, net of income tax	2,882	2,818

Total stockholders’ equity	221,551	221,212

Total liabilities and stockholders’ equity	$303,721	$297,366

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 26

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED FEBRUARY 26, 2005 AND FEBRUARY 28, 2004 – UNAUDITED

(In thousands)

	February 26, 2005	February 28, 2004
Net income	$2,364	$2,328
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,467	2,519
Equity in undistributed income of investments and unconsolidated affiliated companies	(2,772)	(1,901)
Provision for write-down of property and equipment	—	2,103
Net gain from sale of property and equipment	—	(3,890)
Net gain from sales of investments	(587)	(79)
Provision for losses on trade accounts receivable	590	310
Deferred income taxes	250	838
Changes in employee benefit liabilities	(69)	(58)
Changes in operating assets and liabilities
Accounts receivable, net	(3,465)	(1,393)
Inventories, net	(923)	2,589
Other current assets	—	554
Notes receivable, net	(277)	(307)
Accounts payable and accrued liabilities	23	(944)

Net cash (used in) provided by operating activities	(2,399)	2,669

Investing activities:
Purchases of property and equipment	(1,104)	(654)
Purchases of retail real estate	(1,632)	(1,536)
Proceeds from sales of property and equipment	1,367	6,104
Proceeds from sales of investments	3,513	4,414
Purchases of investments	(3,088)	(9,414)
Dividends from an affiliate	2,342	2,343
Other, net	(21)	651

Net cash provided by investing activities	1,377	1,908

Financing activities:
Borrowings under revolving credit arrangement	5,000	—
Repayments of real estate notes payable	(110)	—
Issuance of common stock	260	1,354
Cash dividends	(2,350)	(2,331)

Net cash provided by (used in) financing activities	2,800	(977)

Net change in cash and cash equivalents	1,778	3,600

Cash and cash equivalents, beginning of period	4,022	15,181

Cash and cash equivalents, end of period	$5,800	$18,781

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 26

BASSETT FURNITURE INDUSTRIES, INCORPORATED. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 26, 2005

(Dollars in thousands except share and per share data)

Note 1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (the “Company”) and our majority owned subsidiaries of which we have operating control. The equity method of accounting is used for our investments in affiliated companies in which we exercise significant influence but do not maintain control, unless consolidated pursuant to Financial Accounting Standards Board (“FASB”) Revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN46R”).

Note 2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three months ended February 26, 2005 are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 27, 2004.

Certain amounts in the 2004 financial statements have been reclassified to more closely conform with the 2005 presentation.

Note 3. Stock-Based Compensation:

We have elected to continue to account for stock options granted to employees and directors under APB Opinion No. 25 and are required to provide pro forma disclosures of what net income and earnings per share would have been had we adopted the fair value method for recognition purposes under SFAS No. 123.

For the quarters ended February 26, 2005 and February 28, 2004, the effect on earnings per share would be as follows:

	For the Quarter Ended
	February 26, 2005	February 28, 2004
Net income:
As reported	$2,364	$2,328
Less: pro forma expense, net of tax, related to stock options	(13)	(73)

Pro forma net income	$2,351	$2,255

Earnings per share:
As reported
Basic	$0.20	$0.20
Diluted	0.20	0.20
Pro forma
Basic	0.20	0.19
Diluted	0.20	0.19

The pro forma results reflect amortization of the fair value of stock options over the vesting period.

6 of 26

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 26, 2005

(Dollars in thousands except share and per share data)

Note 4. Inventories:

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method.

	February 26, 2005	November 27, 2004
Finished goods	$34,488	$35,893
Work in process	2,077	2,171
Raw materials and supplies	18,770	17,874
Retail merchandise	9,553	8,285

Total inventories on FIFO method	64,888	64,223
LIFO adjustment	(16,680)	(16,938)

Total inventories, net	$48,208	$47,285

Note 5. Unconsolidated Affiliated Companies:

The International Home Furnishings Center (“IHFC”) owns, and leases floor space in, a showroom facility in High Point, North Carolina. We owned 46.9% of IHFC at February 26, 2005 and February 28, 2004 and accounted for the investment using the equity method since we do not maintain operating control of IHFC. Our investment reflects a credit balance of $13,750 and $12,578 at February 26, 2005 and November 27, 2004, respectively, which is reflected in the liabilities section in the accompanying consolidated balance sheets as “distributions in excess of affiliate earnings”. We have concluded, based on the leases that tenants must sign with IHFC and based on historical earnings that IHFC will generate future earnings in excess of the amounts recorded in the accompanying balance sheets. Based on current and expected future earnings of IHFC, we believe the market value of this investment is positive and substantially greater than its negative book value of $13,750 at February 26, 2005. We recorded income from IHFC of $1,170 and $1,061 in the first quarter of 2005 and 2004, respectively. Additionally, we received dividends of $2,342 and $2,343 from IHFC in the first quarter of 2005 and 2004, respectively. Summarized unaudited income statement information for IHFC for their first quarter of 2005 and 2004, respectively, is as follows:

	2005	2004
Revenue	$9,255	$8,816
Operating income	6,349	6,049
Net income	2,497	2,266

7 of 26

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 26, 2005

(Dollars in thousands except share and per share data)

Note 6. Real estate notes payable:

We have mortgages on five real estate properties utilized by Bassett Furniture Direct (BFD) stores. These notes payable mature over the next six to seven years and have interest rates ranging from 7.89% to 9.18%. The current portion of these notes, $432 at February 26, 2005, has been included as a current liability in accrued liabilities in the accompanying condensed consolidated balance sheet.

Note 7. Long-Term Debt:

We have a $40,000 revolving credit facility which is secured by substantially all of our receivables and inventories. Borrowings under the facility, which matures November 30, 2006, totaled $5,000 at February 26, 2005 and $0 at November 27, 2004. The interest rate on this facility was 4.09% at February 26, 2005.

Note 8. Comprehensive income:

For the quarters ended February 26, 2005 and February 28, 2004, total comprehensive income, net of tax, was $2,428 and $3,020, respectively. Included in total comprehensive income for each quarter was net income of $2,364 and $2,328, and unrealized holding gains, net of tax, of $64 and $692 respectively.

Note 9. Contingencies:

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Bassett-owned retail stores as well as in the operation of independent and partnership licensee BFD stores. Additionally, we lease showroom space from IHFC, which is priced at the market rate. Lease terms range from three to 15 years and generally have renewal options of between five and 15 years. We had obligations of $56,677 and $47,171 at February 26, 2005 and November 27, 2004, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year.

As part of the expansion strategy for our BFD program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $24,401 and $25,394 at February 26, 2005 and November 27, 2004, respectively. Currently, we have also guaranteed one real estate obligation for $779 and $804 and one warehouse lease obligation for $2,593 and $2,902, at February 26, 2005 and November 27, 2004, respectively.

We have also guaranteed loans to certain of our BFD licensees to finance initial inventory packages for those stores. The total contingent liability with respect to these loan guarantees as of February 26, 2005 and November 27, 2004 was $14,059 and $14,534, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The combination of proceeds of the above options and recorded reserves are expected to cover the estimated amount of our future payments under the guarantee obligations. The fair value of lease guarantees (estimated net present value of future performance on lease guarantees) at February 26, 2005 and November 27, 2004 were $800 and $770, respectively, and are recorded as loss reserves in accrued liabilities in the accompanying balance sheets.

8 of 26

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 26, 2005

(Dollars in thousands except share and per share data)

Note 10. Recent Accounting Pronouncements

SFAS No. 123 (Revised 2004), “Share-Based Payment”, issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and we will adopt the standard in the fourth quarter of fiscal 2005. Although we have not completed our assessment, we believe the impact on our consolidated financial position or results of operations will not be material given the small number of unvested stock options currently outstanding.

Note 11. Earnings per share:

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Earnings per share
For the quarter ended February 26, 2005

Net income available to common stockholders	$2,364	11,748,104	$0.20
Add effect of dilutive securities: Options	—	144,238	—

Diluted earnings per share	$2,364	11,892,342	$0.20

For the quarter ended February 28, 2004

Net income available to common stockholders	$2,328	11,631,995	$0.20
Add effect of dilutive securities: Options	—	188,454	—

Diluted earnings per share	$2,328	11,820,449	$0.20

Common stock equivalent shares are excluded from the computations if their effect is anti-dilutive. The effect of stock options is not included in the diluted computation for periods in which losses occur because to do so would be anti-dilutive. Options to purchase 1.4 million and 1.6 million shares of common stock were outstanding during the first three months of 2005 and 2004, respectively, which could potentially dilute basic EPS in the future.

Note 12. Segment Information:

Our primary business is wholesale home furnishings. The wholesale home furnishings business is involved principally in the design, manufacture, sale and distribution of furniture products to a network of Bassett Furniture Direct stores (independently-owned stores, Bassett-owned retail stores, and partnership licensees) and independent furniture retailers and department stores.

9 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 26, 2005

(Dollars in thousands except share and per share data)

Our wood segment is engaged in the manufacture and sourcing of casegoods products, primarily bedroom, dining room, home entertainment, occasional and juvenile furniture. Our upholstery segment is involved in the manufacture and sourcing of upholstered frames and cut upholstery items having a variety of frame and fabric options.

Our “other” business segment consists of a contemporary furniture business, real estate for non-Company-owned BFD stores and corporate selling, general and administrative expenses, which are included to reconcile segment information to the consolidated financial statements.

Our retail segment currently consists of 14 Bassett-owned stores in North Carolina, South Carolina, Nevada, and Texas. The 2004 first quarter retail segment consisted of 13 stores in North Carolina, Nevada, and Texas. Our retail segment includes the revenues, expenses, retail real estate and capital expenditures directly utilized by these stores.

Inter-Company profit elimination includes both the elimination of sales and profit in inventory. Inventory profit elimination reflects the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is shipped to the retail customer.

Operating income by business segment is defined as sales less direct operating costs and expenses. Identifiable assets are those assets used exclusively in the operations of each business segment. Identifiable assets for our wood, upholstery and retail segments consist of inventories, retail real estate and property, plant and equipment. Identifiable assets for our “other” business segment includes cash, receivables, corporate property and equipment, investments and retail real estate utilized by licensee BFDs.

Segment information for the periods ended February 26, 2005 and February 28, 2004 was as follows:

	Net Sales	Operating Income (loss)	Identifiable Assets	Depreciation and amortization	Capital Expenditures
2005
Wood	$45,167	$5,710	$63,940	$688	$393
Upholstery	27,536	3,261	18,930	229	401
Other	2,205	(7,355)	174,106	1,310	1,830

Wholesale	74,908	1,616	256,976	2,227	2,624
Retail	12,677	(34)	46,745	240	112
Inter-Company Elimination	(6,833)	(314)	—	—	—

Consolidated	$80,752	$1,268	$303,721	$2,467	$2,736

2004
Wood	$43,011	$4,400	$57,847	$775	$211
Upholstery	24,407	3,247	14,619	248	127
Other	2,709	(6,498)	183,591	1,335	3,310

Wholesale	70,127	1,149	256,057	2,358	3,648
Retail	12,238	48	26,647	161	78
Inter-Company Elimination	(5,797)	24	—	—	—
Gain and restructurings, net	—	1,050	—	—	—

Consolidated	$76,568	$2,271	$282,704	$2,519	$3,726

10 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 26, 2005

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

The Bassett Furniture Direct (BFD) store program, which began in 1997, entailed not only the creation of a new prototype store, but also includes an internal, cultural transformation aimed at re-focusing Company practices and strategies to the ultimate end user, our consumer. The strategy also focused on re-styling the Bassett lines and suites with accessories. Bassett Furniture Direct acts as both a furniture design center and a moderate price point leader - two characteristics that combined with custom product and quick delivery offer the Company a unique selling proposition in the furniture industry.

The furniture industry continues to experience rapid change. The change has been precipitated by both the growth of imported furniture (which has included downward pressure on retail prices) and reductions in traditional channels of distribution. We embraced these changes through our BFD program and by reducing our domestic production of product that can be more efficiently sourced overseas. We strive to provide our customers with home furnishings at competitive prices and, with that goal in mind, will continue to evaluate the cost effectiveness of domestic production on a product by product basis. Continual improvements to the retail program are being made through improved product, new advertising and better delivery, service and training. We expect licensees to open between 15 and 20 new stores per year over the next several years. We believe that overall operating margins will be positively impacted through efforts to reengineer manufacturing processes and source more products overseas.

Our retail strategy is currently focused on developing a more uniform set of business practices to assist licensees in the operations of their BFD store(s) and working with licensees to improve the profitability of their BFD stores. We plan to utilize our retail division to implement best practices and drive the uniformity in our BFD program that we believe is key to the overall success of the BFD program. We continue to implement sales performance, margin enhancement and expense reduction initiatives in certain of our retail division stores to improve retail division profitability. Pursuit of these strategies will enable our retail division to potentially acquire and operate additional BFD stores, including stores who may be operating below expected levels.

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

Two key components of our balance sheet are our investments in IHFC (Note 5) and the Bassett Industries Alternative Asset Fund (BIAAF), a limited partnership (See Item 3, Market Risk, for a discussion on BIAAF.)

An increasingly important component of our balance sheet is retail real estate. We expect to continue to invest in high quality retail real estate as the BFD store program continues to expand, and may, on a selective basis, continue to provide various forms of assistance to procure retail real estate for licensees of BFD stores with a focus on lease/sub-lease arrangements or short-term lease guarantees.

11 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 26, 2005

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In fiscal 2005, we have two primary areas of focus: one, to work to improve the profitability of licensed BFD stores in part by refining and promoting more uniform business practices, and two, to improve the financial performance of our wood division.

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

Allowance for Accounts and Notes Receivable - The BFD program entails key business risks, including the realization of receivables. We have established decision criteria and business disciplines to minimize potential losses from these risks. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts and notes receivable in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Because of varied historical experiences, differing economic conditions in various parts of the country and uncertainties with retail business conditions, additional allowances may be required.

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

12 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 26, 2005

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

Revenue Recognition - Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This generally occurs upon the shipment of goods to independent dealers or, in the case of Bassett-owned retail stores, upon delivery to the customer. Our wholesale terms vary from 30 to 60 days. An estimate for returns and allowances has been provided in recorded sales.

Loss Reserves – We have a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability, lease guarantees, litigation, restructuring and impaired asset charges, and the recoverability of deferred income tax benefits. Establishing loss reserves for these matters requires estimates and judgments with regard to maximum risk exposure and ultimate liability or realization. As a result, these estimates and judgments are often developed with the assistance of appropriate advisors, and are based on current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcome of these matters or the possibility of changes in the underlying facts and circumstances, additional charges related to these matters could be required in the future.

Results of Operations – Period ended February 26, 2005 compared with the period ended February 28, 2004

In the first quarter of 2005, we had net sales of $80,752 which was an increase of 5.5% from $76,568 of net sales reported in the first quarter of 2004. This increase was primarily the result of growth in shipments into the BFD channel slightly exceeding the attrition in sales to traditional independent furniture stores.

We have continued our drive to open BFD stores. The BFD store network consisted of 120 BFD stores at February 26, 2005 and 103 BFD stores at February 28, 2004, which included opening seven additional stores in the first three months of 2005 and closing three stores. The BFD stores accounted for 66% and 58% of our wholesale sales for the first quarters of 2005 and 2004, respectively.

We have continued to experience increased demand for Bassetbaby® brand products especially with the three largest Bassettbaby® customers, Babies R Us, Burlington Coat Factory and Target. We have continued to introduce new products and view this category as an important means of introducing the Bassett brand to younger consumers.

13 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 26, 2005

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross margin; selling, general and administrative (S,G&A) expenses; and operating income as a percentage of net sales were as follows for the quarters ended February 26, 2005, and February 28, 2004:

	February 26, 2005	February 28, 2004
Gross margin	26.4%	25.7%
S,G&A	(24.8)%	(24.2)%
Gain on sale of property, net	n/a	5.1%
Restructuring and impaired fixed asset charges	n/a	(3.7)%
Operating income	1.6%	2.9%

Gross margin increased slightly in the first quarter of 2005 as compared to the first quarter of 2004. This was primarily attributable to increased sales of imported product within both our Wood and Upholstery Divisions. This was offset by slightly reduced gross margins on wood products domestically manufactured due to moderately higher raw material costs and inefficiencies experienced with the introduction of new products.

S,G&A expenses were 24.8% of sales for the first quarter of 2005 compared to 24.2% for the first quarter of 2004. Our total SG&A spending increased from $18,496 in the first quarter of 2004 to $20,028 in the first quarter of 2005. These increases in S,G&A spending are primarily due to increases in marketing costs related to the introduction of The John Elway Home Collection and higher professional fee expenses related to the implementation of the Sarbanes-Oxley Act of 2002. We continue to closely monitor discretionary spending in all of our divisions and search for opportunities to reduce costs.

During the fourth quarter of 2003, we consummated a transaction to sell our former California upholstery manufacturing facility to a third party. The transaction was consummated through a short-term note issued to us which matured in February 2004. We deferred the recognition of the gain on this transaction until the proceeds were received due to the nature of the financing of the transaction. We recorded a $2,583 note receivable, net of the deferred gain, in other current assets in the November 29, 2003 balance sheet. During the first quarter of 2004, we received the proceeds from this transaction and recognized a $3,890 gain.

During the first quarter of 2004, we announced that we would close our Hiddenite, NC upholstery manufacturing plant, included in our Upholstery segment, and consolidate production into our Newton, NC facility. Also, during the first quarter, we restructured portions of the operations of our Macon, Ga. wood manufacturing plant and made plans to sell certain non-core assets. Restructuring charges of $2,840 were accrued at the end of the first quarter of 2004 which primarily related to the impairment of certain fixed assets and severance and employee benefits.

The decrease in overall operating income in 2005 was primarily due to the recognition of a gain on the sale of our former upholstery facility in California in the first quarter of 2004. Excluding this gain and the restructuring charge in the first quarter of 2004, our operating income increased slightly in 2005, primarily as a result of the growth of imported products within our Wood and Upholstery Divisions.

14 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 26, 2005

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other income, net, was $1,970 and $1,013 for the first quarter of 2005 and 2004, respectively. Included in other income are our regular investment earnings, earnings or losses from unconsolidated affiliated companies, earnings or losses from real estate net of interest expense primarily related to long-term borrowings and employee retirement obligations. Other income increased in 2005 largely due to the liquidation of a small portion of our investment portfolio which generated approximately $500 of realized gains. Other income is expected to continue to be an integral component of our future earnings.

The effective tax provision rate was 27% and 28% in the first quarters of 2005 and 2004, respectively. The effective tax provision rates for both periods are lower than the statutory federal income tax provision rate due principally to dividend received deductions from our investment in IHFC.

For the quarter ended February 26, 2005, net income was $2,364 or $.20 per diluted share, compared to net income of $2,328 or $.20 per diluted share for the quarter ended February 28, 2004.

Segment Information

The following is a discussion of operating results for each of our business segments. Our corporate spending is not allocated to our operating business segments but is included in the “other” category to reconcile segment information to the consolidated financial statements. We define contribution to profit and overhead as gross profit less direct divisional operating expenses, but excluding any allocation of corporate overhead expenses, interest expense, or income taxes.

As we continue our transition towards becoming a more retail oriented company, we have re-organized our operating segments to be more product and merchandising focused and accordingly have adjusted our segment disclosures and analysis.

	Quarter Ended
	February 26, 2005	February 28, 2004
Wood Division

Net sales	$45,167	$43,011
Contribution to profit and overhead	$5,710	$4,400
Contribution to profit and overhead as a % of net sales	12.6%	10.2%

Wood Division net sales increased in the first quarter of 2005 from levels attained in the same period during 2004 primarily due to the greater retail acceptance of product introduced over the past 12 months. Additionally, the sales of our Bassettbaby® brand products have significantly increased, especially those sales to the three largest Bassettbaby® customers, Babies R Us, Burlington Coat Factory and Target. Net sales of imported products increased from 27% to 43% of Wood Division net sales from the first quarter of 2004 to the first quarter of 2005. Based on planned new product introductions, a continued shift to imported products and recent successes of key collections, we expect continued improvement in sales of our Wood Division.

15 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 26, 2005

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Wood Division contribution to profit and overhead as a percentage of net sales increased slightly in the first quarter of 2005 as compared to the first quarter of 2004 as we experienced a better mix of imported product offset by raw material increases and production inefficiencies related to the introduction of new products manufactured domestically. In an effort to further improve profitability in this segment, we are introducing new products (an imported bedroom collection and a domestically manufactured custom bedroom collection for the spring furniture market), opening more BFD stores and repositioning the division through cost reduction initiatives. We also remain focused on reducing labor and raw material spending. Based on recent performance and the evolution of our product line, we continue to examine our Wood Division cost structure and the relative mix of domestically manufactured and imported product.

	Quarter Ended
	February 26, 2005	February 28, 2004
Upholstery Division

Net sales	$27,536	$24,407
Contribution to profit and overhead	$3,261	$3,247
Contribution to profit and overhead as a % of net sales	11.8%	13.3%

Net sales for the Upholstery Division increased by 12.8% for the first quarter of 2005 compared to the first quarter of 2004. The division’s product offerings have been bolstered by products with more contemporary styling at better price points. We continue to offer a quick ship delivery program for certain dealers that guarantees delivery of furniture to the customer within thirty days. We also have experienced growth in our leather and motion products due to new products being introduced over the past twelve months. We continue to focus upholstery distribution to our BFD stores and our At Home with Bassett galleries.

Contribution to profit and overhead remained fairly flat in the first quarter of 2005 as compared to the first quarter of 2004. We experienced stronger sales of imported leather upholstered products. These increases were offset by start-up costs related to the introduction of motion products which are more labor intensive and have slightly lower margins than stationary upholstery items and higher raw material costs for petroleum and steel based products.

	Quarter Ended
	February 26, 2005	February 28, 2004
Retail Division

Net sales	$12,677	$12,238
Contribution to profit and overhead	$(34)	$48

Net sales for the Retail division increased by 3.6% from the first quarter of 2004 to the first quarter of 2005 This increase was primarily due to the Company owning and operating two new stores in 2005 as compared to 2004. A second store in San Antonio, TX was opened in December 2004. We acquired the BFD store in Greenville, SC in January 2005 from an independent licensee.

Contribution to profit and overhead remained near break-even despite business conditions continuing to be fairly tough at retail, especially in certain parts of the country including Texas. In 2005, our two new stores negatively impacted contribution to profit and overhead by approximately $200 due primarily to start-up and transition costs related to these two stores. We remain focused on improving the profitability of certain stores through a combination of improved sales, increased gross margins and reduced spending. Sales performance improvement initiatives include new marketing programs, better training of sales associates and continued introduction of new products.

16 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED. AND SUBSIDIARIES

FEBRUARY 26, 2005

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Our February 26, 2005 balance sheet, with a sizeable investment portfolio and relatively minimal borrowings on our credit facility, remains strong and continues to bolster our retail growth strategy. Our primary sources of funds have been our cash flow from operations, our investment portfolio and a bank credit facility. Additional sources of cash for the first quarter of fiscal 2005 were proceeds from the sale of our former upholstery facility in Hiddenite, NC and dividends received from an affiliate. The primary uses of cash in the first quarter of 2005 were increases in accounts receivable and in inventories related to imports and additional Company-owned BFD stores.

The current ratio as of February 26, 2005, and November 27, 2004, respectively, was 2.76 to 1 and 2.66 to 1. Working capital at February 26, 2005 was $67,823 compared to $64,128 at November 27, 2004.

Cash used in operating activities was $2,399 for the quarter ended February 26, 2005, compared to cash provided by operating activities of $2,669 for the quarter ended February 28, 2004. The cash used by operating activities in 2005 was related to increases in accounts receivable due both to the timing of shipments in the quarter and the slow payment from a few of the independent BFD licensees.

Net cash provided by investing activities was $1,377 for the quarter ended February 26, 2005. We invested a net $1,104 in manufacturing related property and equipment in the first three months of 2005. We also invested $1,632 in additional retail real estate related to the expansion of our BFD program. In the first quarter of 2005, we finalized the sale of our former upholstery plant in Hiddenite, NC. Based on planned needs for additional funds, we also liquidated certain investments in the first quarter of 2005. Both purchases and proceeds from the sales of investments relate primarily to the active management of a portion of our overall investment portfolio. During the year, marketable securities are bought and sold generating proceeds, purchases and gains.

Dividends from an affiliate represent cash distributions from our investment in IHFC. Our investment in IHFC reflects a credit balance and is shown in the liabilities section of our balance sheet as distributions in excess of affiliate earnings. Based on current and expected future earnings of IHFC, we believe that the market value of this investment is positive and substantially greater than its current negative book value. The financial statements of IHFC are included in our Annual Report on Form 10-K.

Net cash provided by financing activities was $2,800 in the first quarter of 2005 as compared to net cash used of $977 for the first quarter of 2004. We borrowed $5,000 from our bank credit facility primarily to fund capital spending and the increases in working capital. In the first quarter of 2004, we received $1,354 from employee exercises of stock options. We also continued to pay our quarterly dividend of $.20 per share in both 2004 and 2005.

Our consolidated financial statements are prepared on the basis of historical cost and are not intended to show the impact of inflation or changing prices. We do not believe that inflation has had a material impact on our profitability during the periods covered under this filing. In the past, we have generally been able to increase prices or make other adjustments to offset increases in operating costs and effectively manage our working capital.

17 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED. AND SUBSIDIARIES

FEBRUARY 26, 2005

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of BFD stores. We have guaranteed certain lease obligations of licensee operators of the BFD stores, as part of our retail expansion strategy. We also have guaranteed loans of certain of our BFD dealers to finance initial inventory packages for these stores. See Note 9 to our Condensed Consolidated Financial Statement for further discussion of operating leases, lease guarantees and loan guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk:

We are exposed to market risk for changes in market prices of our various types of investments. Our investments include marketable securities and an investment partnership. These investments are expected to be utilized to support our retail growth strategy and potential acquisitions. We do not use these securities for trading purposes and are not party to any leveraged derivatives.

Our marketable securities portfolio, which totaled $27,253 at February 26, 2005, is diversified among ten different money managers and over twenty-five different medium to large capitalization interests. Although there are no maturity dates for our equity investments, we have plans to liquidate our current marketable securities portfolio on a scheduled basis over the next three to six years. Maturity dates on other investments in the portfolio range from one to six years.

The Bassett Industries Alternative Asset Fund L.P (BIAAF) was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of BIAAF. We and the General Partner are currently the only two partners. The objective of BIAAF is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In general, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in BIAAF, which totaled $48,011 at February 26, 2005, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to BIAAF is limited to the amount of BIAAF’s investment in each of the funds.

We account for our investments by marking them to market value each month based on the net asset values provided by the General Partner. The hedge funds and portfolio managers provide the General Partner with estimated net asset values on a monthly basis that represent the amount the partnership would receive if it were to liquidate its investments in the invested funds. The partnership may redeem part of its investments as of the end of each quarter or calendar year, with no less than 45 days prior written notice.

18 of 26

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED. AND SUBSIDIARIES

FEBRUARY 26, 2005

(Dollars in thousands except share and per share data)

Item 4. Controls and Procedures:

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•	competitive conditions in the home furnishings industry

•	general economic conditions

•	overall consumer demand for home furnishings

•	BFD store openings

•	BFD store closings and the profitability of BFD stores (independent licensees, Basstt-owned retail stores and partnership licensees)

•	fluctuations in the cost and availability of raw materials, labor and sourced products

•	results of marketing and advertising campaigns

•	information and technology advances

•	ability to execute new global sourcing strategies

•	performance of our investment portfolio

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•	effects of profit improvement initiatives in our wood division

19 of 26

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 26, 2005

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities:

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Progams (1)
November 28 - January 1, 2005	—	n/a	—	$9,420,639
January 2 - January 29, 2005	—	n/a	—	$9,420,639
January 30 - February 26, 2005	—	n/a	—	$9,420,639

(1)	The Company’s Board of Directors has authorized the repurchase of up to $40,000,000 in Company stock. This repurchase plan was announced on June 23, 1998.

Item 4. Submission of Matters to a Vote of Security Holders:

The stockholders were asked to vote on three proposals at the Annual Meeting of Stockholders held on February 22, 2005: (1) election of nine directors, (2) adoption of the Bassett Furniture 2005 Non-Employee Directors Stock Incentive Plan and (3) ratification of the selection of Ernst & Young LLP as independent public accountants for the fiscal year ended November 26, 2005.

The results of the votes by the stockholders were as follows:

(1) Election of Directors

	Voted For	Withheld
Peter W. Brown, M.D.	8,638,677	1,100,291
Paul Fulton	8,706,062	1,032,906
Howard H. Haworth	8,707,358	1,031,610
George W. Henderson III	8,672,753	1,066,215
Dale C. Pond	8,586,031	1,152,937
Robert H. Spilman, Jr.	8,707,442	1,031,526
David A. Stonecipher	8,707,858	1,031,110
William C. Wampler, Jr.	8,707,608	1,031,360
William C. Warden	8,707,858	1,031,110

(2) Ratification of the Bassett Furniture 2005 Non-Employee Directors Stock Incentive Plan:

Voted for – 5,583,988; against – 1,877,862; abstained and broker non-votes – 2,277,118

(3) Ratification of Ernst & Young LLP as independent public accountants for the fiscal year ended November 26, 2005:

Voted for – 9,672,502; against – 58,415; abstained and broker non-votes – 8,051

20 of 26

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 26, 2005

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

Current Report on Form 8-K dated January 10, 2005, reporting under Item 2.02 the Company’s issuance of a press release relating to, the financial results for the fourth quarter and fiscal year 2004, which ended November 27, 2004.

21 of 26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H.Spilman, Jr.
Robert H. Spilman, Jr., President and Chief Executive Officer
April 7, 2005

/s/ Barry C. Safrit
Barry C. Safrit, Vice President and Chief Financial Officer
April 7, 2005

22 of 26