Form 10-Q
period 2005-05-28
BASSETT FURNITURE INDUSTRIES INC
filed 2005-07-07
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

At May 28, 2005, 11,792,575 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM		PAGE
	PART I - FINANCIAL INFORMATION

1.	Financial Statements as of May 28, 2005 (unaudited) and November 27, 2004 and for the six months and quarter ended May 28, 2005 (unaudited) and May 29, 2004 (unaudited)

	Condensed Consolidated Statements of Operations and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

3.	Quantitative and Qualitative Disclosures About Market Risk	21

4.	Controls and Procedures	22

	PART II - OTHER INFORMATION

2.	Change in Securities, Use of Proceeds, Issuer Purchases of Equity Securities	23

4.	Submission of Matters to a Vote of Security Holders	23

6.	Exhibits and Reports on Form 8-K	23

2 of 24

PART I - FINANCIAL INFORMATION

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED MAY 28, 2005 AND MAY 29, 2004 – UNAUDITED

(In thousands except per share data)

Item 1. Financial Statements

	Six Months Ended		Quarter Ended
	26 Weeks	26 Weeks	13 Weeks	13 Weeks
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Net sales	$163,815	$156,923	$83,063	$80,355
Cost of sales	120,369	116,837	60,913	59,936

Gross profit	43,446	40,086	22,150	20,419

Selling, general and administrative	40,488	38,280	20,460	19,783
Gain on sale of property, net	—	(3,890)	—	—
Restructuring and impaired asset charges	2,465	2,840	2,465	—

Operating income (loss)	493	2,856	(775)	636

Other income, net	3,808	2,914	1,838	1,901

Income before income tax provision	4,301	5,770	1,063	2,537

Income tax provision	(890)	(1,557)	(16)	(652)

Net income	$3,411	$4,213	$1,047	$1,885

Retained earnings-beginning of period	158,341	159,488	158,355	159,485
Cash dividends	(4,709)	(4,670)	(2,359)	(2,339)

Retained earnings-end of period	$157,043	$159,031	$157,043	$159,031

Basic earnings per share	$0.29	$0.36	$0.09	$0.16

Diluted earnings per share	$0.29	$0.36	$0.09	$0.16

Dividends per share	$0.40	$0.40	$0.20	$0.20

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 24

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

May 28, 2005 AND NOVEMBER 27, 2004

(In thousands)

	(Unaudited) May 28, 2005	November 27, 2004
Assets
Current assets
Cash and cash equivalents	$7,914	$4,022
Accounts receivable, net	40,510	40,507
Inventories, net	47,596	47,285
Assets held for sale, net	1,083	2,753
Deferred income taxes	3,526	4,130
Other current assets	3,299	3,980

Total current assets	103,928	102,677

Property and equipment
Cost	151,322	147,708
Less accumulated depreciation	110,623	107,465

Property and equipment, net	40,699	40,243

Investments	75,288	73,520
Retail real estate, net	55,446	53,085
Notes receivable, net	11,546	14,642
Other, net	15,480	13,199

Total other assets	157,760	154,446

Total assets	$302,387	$297,366

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,852	$19,948
Accrued liabilities	23,869	18,601

Total current liabilities	39,721	38,549

Long-term liabilities
Employee benefits	9,284	9,423
Long-term debt	5,388	—
Real estate notes payable	15,375	15,604
Distributions in excess of affiliate earnings	11,955	12,578

Total long-term liabilities	42,002	37,605

Commitments and Contingencies
Stockholders’ equity
Common stock	58,884	58,680
Retained earnings	157,043	158,341
Additional paid-in-capital	1,939	1,373
Accumulated other comprehensive income - unrealized holding gains, net of income tax	2,798	2,818

Total stockholders’ equity	220,664	221,212

Total liabilities and stockholders’ equity	$302,387	$297,366

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 24

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 28, 2005 AND MAY 29, 2004 – UNAUDITED

(In thousands)

	Twenty-Six Weeks Ended
	May 28, 2005	May 29, 2004
Net income	$3,411	$4,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,656	4,959
Equity in undistributed income of investments and unconsolidated affiliated companies	(5,533)	(5,061)
Provision for write-down of impaired assets	2,465	2,103
Net gain from sale of property and equipment	—	(3,890)
Net gains from sales of investments	(393)	(78)
Provision for losses on trade accounts receivable	1,180	550
Deferred income taxes	(322)	707
Changes in employee benefit liabilities	(138)	(226)
Changes in operating assets and liabilities, exclusive of assets and liabilities impacted by a business combination
Accounts receivable, net	(619)	(1,504)
Inventories, net	3,243	820
Other current assets	(312)	60
Notes receivable, net	110	513
Accounts payable and accrued liabilities	(2,148)	(819)

Net cash provided by operating activities	5,600	2,347

Investing activities:
Purchases of property and equipment	(2,139)	(2,027)
Purchases of retail real estate	(3,361)	(3,329)
Proceeds from sales of property and equipment	1,511	8,081
Proceeds from sales of investments	9,173	10,482
Purchases of investments	(7,611)	(16,904)
Dividends from an affiliate	2,342	2,343
Acquisition of Dallas licensee, net of cash acquired (1)	(200)	—
Other, net	(1,231)	489

Net cash used in investing activities	(1,516)	(865)

Financing activities:
Borrowings under revolving credit arrangement	4,000	—
Repayments of real estate notes payable	(228)	—
Issuance of common stock, net	745	1,761
Repurchases of common stock	—	(772)
Cash dividends	(4,709)	(4,670)

Net cash used in financing activities	(192)	(3,681)

Net change in cash and cash equivalents	3,892	(2,199)

Cash and cash equivalents, beginning of period	4,022	15,181

Cash and cash equivalents, end of period	$7,914	$12,982

(1)	See Note 9 for a summary of the non-cash portion of this transaction

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 24

BASSETT FURNITURE INDUSTRIES, INCORPORATED. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 28, 2005

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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (“Bassett”, “we”, “our”, “the Company”) and our majority owned subsidiaries of which we have operating control. The equity method of accounting is used for our investments in affiliated companies in which we exercise significant influence but do not maintain control, unless consolidated pursuant to Financial Accounting Standards Board (“FASB”) Revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN46R”).

Note 2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and six months ended May 28, 2005 are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 27, 2004.

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

For the periods ended May 28, 2005 and May 29, 2004, the effect on earnings per share would be as follows:

	13 Weeks Ended		26 Weeks Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Net income:
As reported	$1,047	$4,213	$3,411	$1,885
Less: pro forma expense, net of tax, related to stock options	(4)	(439)	(16)	(511)

Pro forma net income	$1,043	$3,774	$3,395	$1,374

Earnings per share:
As reported
Basic	$0.09	$0.36	$0.29	$0.16
Diluted	0.09	0.36	0.29	0.16
Pro forma
Basic	0.09	0.32	0.29	0.12
Diluted	0.09	0.32	0.28	0.12

The pro forma results reflect amortization of the fair value of stock options over the vesting period.

6 of 24

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 28, 2005

(Dollars in thousands except share and per share data)

Note 4. Inventories:

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method. Our 2005 inventories include the inventories acquired through the purchase of our licensee operator in Dallas, Texas (Note 9). During the second quarter and first six months of 2005, we liquidated certain LIFO inventories which decreased cost of sales by approximately $400 and $700, respectively.

	May 28, 2005	November 27, 2004
Finished goods	$31,346	$35,893
Work in process	2,200	2,171
Raw materials and supplies	16,439	17,874
Retail merchandise	14,531	8,285

Total inventories on FIFO method	64,516	64,223
LIFO adjustment	(16,920)	(16,938)

Total inventories, net	$47,596	$47,285

Note 5. Unconsolidated Affiliated Companies:

The International Home Furnishings Center (“IHFC”) owns and leases out floor space in a showroom facility in High Point, North Carolina. We owned 46.9% of IHFC at May 28, 2005 and May 29, 2004 and accounted for the investment using the equity method since we do not maintain operating control of IHFC. Our investment reflects a credit balance of $11,955 and $12,578 at May 28, 2005 and November 27, 2004, respectively, which is reflected in the liabilities section in the accompanying consolidated balance sheets as “distributions in excess of affiliate earnings.” We have concluded, based on the leases that tenants must sign with IHFC and based on historical earnings that IHFC will generate future earnings in excess of the amounts recorded in the accompanying balance sheets. Based on current and expected future earnings of IHFC, we believe the market value of this investment is positive and substantially greater than its negative book value of $11,955 at May 28, 2005. We recorded income from IHFC of $2,966 and $2,849 in the first six months of 2005 and 2004, respectively. Additionally, we received dividends of $2,342 and $2,343 from IHFC in the first six months of 2005 and 2004, respectively. Summarized unaudited income statement information for IHFC for their first six months of 2005 and 2004, respectively, is as follows:

	2005	2004
Revenue	$22,485	$21,580
Operating income	14,883	14,755
Net income	6,330	6,080

Note 6. Real Estate Notes Payable:

We have mortgages on five real estate properties utilized by Bassett Furniture Direct (BFD) stores. These notes payable mature over the next six to seven years and have interest rates ranging from 7.89% to 9.18%. The current portion of these notes, $441 at May 28, 2005, has been included as a current liability in accrued liabilities in the accompanying condensed consolidated balance sheet.

7 of 24

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

May 28, 2005

(Dollars in thousands except share and per share data)

Note 7. Long-Term Debt:

We have a $40,000 revolving credit facility which is secured by substantially all of our receivables and inventories. Borrowings under the facility, which matures November 30, 2006, totaled $4,000 at May 28, 2005 and $0 at November 27, 2004. The interest rate on this facility was 4.6% at May 28, 2005. Additionally, through our acquisition of our BFD licensee operator in Dallas, Texas, we assumed $1,388 of long-term liabilities (Note 9).

Note 8. Comprehensive Income:

For the quarters ended May 28, 2005 and May 29, 2004, total comprehensive income, net of tax, was $963 and $2,454, respectively. Included in total comprehensive income for each quarter was net income of $1,047 and $1,885, and unrealized holding gains (losses), net of tax, of $(84) and $569, respectively.

For the six months ended May 28, 2005 and May 29, 2004, total comprehensive income, net of tax, was $3,391 and $4,336, respectively. Included in total comprehensive income for each six month period was net income of $3,411 and $4,213, and unrealized holding gains (losses), net of tax, of $(20) and $123, respectively.

Note 9. Acquisition of Licensees and Subsequent Events:

On May 28, 2005, we acquired a 76% ownership interest in and operating control of our Dallas, Texas metropolitan area BFD stores (“BFD-Dallas”). We accounted for this transaction using the purchase method of accounting. As such, as of the end of our second quarter, we have consolidated BFD-Dallas’ financial position into our condensed consolidated balance sheet. BFD-Dallas operates eight BFD stores in the greater Dallas metropolitan area.

The purchase price totaled $11,154 which included $800 of cash, $2,500 of notes receivable converted to equity, and the assumption of $4,704 of liabilities. The total and fair value of assets acquired were $8,689 which included $3,553 of inventories, recorded net of inter-company profit elimination. We are in the process of receiving third-party evaluations of certain identifiable intangible assets, valuing certain liabilities and performing other opening balance sheet procedures; thus the allocation of the purchase price is subject to refinement. The following table summarizes the estimated fair market values of the assets acquired and liabilities assumed at the date of acquisition.

Current Assets	$4,807
Property, plant and equipment	1,780
Goodwill and identifiable intangibles	1,940
Other assets	162

Total assets acquired	8,689

Current Liabilities	3,316
Long-term debt	1,388

Total liabilities assumed	4,704

Net assets acquired	$3,985

In conjunction with this transaction, we recorded a $2,465 impaired asset charge for the difference in the purchase price and the fair market value of assets acquired net of recorded reserves. The difference primarily relates to an impairment of a portion of goodwill created through the transaction. Pro forma results of operations for prior periods are not presented as they are deemed to not be materially different than previously reported results. Due to this transaction being completed on May 28, 2005, our results of operations for this quarter do not include the results of operations of BFD-Dallas. We will begin including BFD-Dallas results of operations in our results of operations in our 2005 fiscal third quarter.

Also, during the second quarter of 2005, we began negotiations to acquire certain assets and assume certain liabilities of our BFD licensee in Rochester, NY (“BFD-UNY”) which operates two stores in Rochester, NY and one store in Buffalo, NY. An interim agreement was signed in the second quarter giving us the ability to monitor BFD-UNY’s revenues and expenses. We expect the acquisition to be finalized in our third quarter.

8 of 24

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 28, 2005

(Dollars in thousands except share and per share data)

During our second quarter, we attempted to evaluate the BFD-UNY relationship under Revised FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46R”). Our involvement as a licensor does not give us the legal rights or practical ability to implement accounting policies and procedures of our licensee, mandate the hiring by licensees of accountants proficient in generally accepted accounting principles or to enforce other accounting related requirements upon our licensees. Accordingly, our ability to monitor or influence the complete and accurate preparation of financial information in a manner which is adequate to satisfy the requirements under FIN 46R are limited by the legal and practical nature of our licensee relationships. After all of the efforts we have exerted in this regard, we were unable to obtain sufficient information to determine whether we are the primary beneficiary or to perform the complete and accurate accounting required to consolidate the BFD-UNY entity.

As a result, we elected the “Scope Exception for Certain Enterprises That Are Unable to Obtain Information” contained in FIN46R as we have made the requisite efforts to obtain sufficient information from BFD-UNY. As part of the expected completion of the proposed acquisition in our third quarter, we will evaluate the acquired assets and assumed liabilities and account for them under the purchase method of accounting. Based on the proposed transaction amounts, we do not consider the consolidation of this entity to be material to our balance sheet. Wholesale shipments to BFD-UNY were $1,330 and $2,266 for the second quarter and first six months of 2005, respectively.

Note 10. Contingencies:

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Bassett-owned retail stores as well as in the operation of independent and partnership licensee BFD stores. Additionally, we lease showroom space from IHFC, which is priced at the market rate. Lease terms range from three to 15 years and generally have renewal options of between five and 15 years. We had obligations of $76,751 and $47,171 at May 28, 2005 and November 27, 2004, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. Obligations at May 28, 2005 include $19,628 of BFD-Dallas’ lease obligations.

As part of the expansion strategy for our BFD program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $18,222 and $25,394 at May 28, 2005 and November 27, 2004, respectively. Currently, we have also guaranteed one real estate obligation for $750 and $804 and one warehouse lease obligation for $2,284 and $2,902, at May 28, 2005 and November 27, 2004, respectively.

We have also guaranteed loans to certain of our BFD licensees to finance initial inventory packages for those stores. The total contingent liability with respect to these loan guarantees as of May 28, 2005 and November 27, 2004 was $12,065 and $14,534, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at May 28, 2005 and November 27, 2004 were $800 and $770, respectively, and are recorded in accrued liabilities in the accompanying balance sheets.

9 of 24

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 28, 2005

(Dollars in thousands except share and per share data)

Note 11. Recent Accounting Pronouncements

SFAS No. 123 (Revised 2004), “Share-Based Payments”, issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and we will adopt the standard in the first quarter of fiscal 2006. Although we have not completed our assessment, we believe the impact on our consolidated financial position or results of operations will not be material given the small number of unvested stock options currently outstanding.

Note 12. Earnings per share:

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Earnings per share
For the quarter ended May 28, 2005

Net income	$1,047	11,781,581	$0.09
Add effect of dilutive securities:
Options	—	146,367	—

Diluted earnings per share	$1,047	11,927,948	$0.09

For the quarter ended May 29, 2004

Net income	$1,885	11,712,906	$0.16
Add effect of dilutive securities:
Options	—	152,689	—

Diluted earnings per share	$1,885	11,865,595	$0.16

For the six months ended May 28, 2005

Net income	$3,411	11,764,842	$0.29
Add effect of dilutive securities:
Options	—	145,328	—

Diluted earnings per share	$3,411	11,910,170	$0.29

For the six months ended May 29, 2004

Net income	$4,213	11,672,451	$0.36
Add effect of dilutive securities:
Options	—	161,242	—

Diluted earnings per share	$4,213	11,833,693	$0.36

Common stock equivalent shares are excluded from the computations if their effect is anti-dilutive. The effect of stock options is not included in the diluted computation for periods in which losses occur because to do so would be anti-dilutive. Options to purchase 1.4 million and 1.6 million shares of common stock were outstanding during the first six months of 2005 and 2004, respectively, which could potentially dilute basic EPS in the future.

10 of 24

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 28, 2005

(Dollars in thousands except share and per share data)

Note 13. Segment Information:

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

Our retail segment currently consists of 22 Bassett-owned stores in North Carolina, South Carolina, Nevada, and Texas. This includes 8 stores operated by BFD-Dallas which were acquired on May 28, 2005 and therefore, whose results of operations are not yet included in our results of operations but will begin to be included in our results of operations in our third quarter. The 2004 first six months’ retail segment consisted of 13 stores in North Carolina, Nevada, and Texas. Our retail segment includes the revenues, expenses, retail real estate and capital expenditures directly utilized by these stores.

Inter-Company profit elimination includes both the elimination of sales and profit in inventory. Inventory profit elimination reflects the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is shipped to the retail customer.

Operating income by business segment is defined as sales less direct operating costs and expenses. Identifiable assets are those assets used exclusively in the operations of each business segment. Identifiable assets for our wood, upholstery and retail segments consist primarily of inventories, retail real estate and property, plant and equipment.

11 of 24

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 28, 2005

(Dollars in thousands except share and per share data)

Segment information for the periods ended May 28, 2005 and May 29, 2004 was as follows:

	Net Sales	Operating Income (Loss)	Identifiable Assets	Depreciation and amortization	Capital Expenditures
Thirteen weeks ended May 28, 2005
Wood	$45,269	$5,893	$59,758	$697	$330
Upholstery	29,234	3,811	18,156	205	284
Other	1,444	(8,252)	170,914	1,020	1,994

Wholesale	75,947	1,452	248,828	1,922	2,608
Retail	14,085	164	53,559	267	156
Inter-Company Elimination	(6,969)	74	—	—	—
Impaired asset charge	—	(2,465)	—	—	—

Consolidated	$83,063	$(775)	$302,387	$2,189	$2,764

Thirteen weeks ended May 29, 2004
Wood	$45,159	$5,010	$57,074	$778	$567
Upholstery	26,451	3,591	15,358	228	341
Other	2,000	(7,978)	181,230	1,312	541

Wholesale	73,610	623	253,662	2,318	1,449
Retail	12,234	(100)	33,042	122	181
Inter-Company Elimination	(5,489)	113	—	—	—

Consolidated	$80,355	$636	$286,704	$2,440	$1,630

	Net Sales	Operating Income (Loss)	Identifiable Assets	Depreciation and amortization	Capital Expenditures
Twenty-Six weeks ended May 28, 2005
Wood	$90,436	$12,202	$59,758	$1,373	$723
Upholstery	56,770	7,455	18,156	459	685
Other	3,649	(16,588)	170,914	2,317	3,824

Wholesale	150,855	3,069	248,828	4,149	5,232
Retail	26,762	129	53,559	507	268
Inter-Company Elimination	(13,802)	(240)	—	—	—
Impaired asset charge	—	(2,465)	—	—	—

Consolidated	$163,815	$493	$302,387	$4,656	$5,500

Twenty-Six weeks ended May 29, 2004
Wood	$88,170	$9,409	$57,074	$1,553	$778
Upholstery	50,858	6,838	15,358	476	468
Other	4,709	(14,526)	181,230	2,647	3,851

Wholesale	143,737	1,721	253,662	4,676	5,097
Retail	24,472	(52)	33,042	283	259
Inter-Company Elimination	(11,286)	137	—	—	—
Gain and restructurings, net	—	1,050	—	—	—

Consolidated	$156,923	$2,856	$286,704	$4,959	$5,356

12 of 24

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 28, 2005

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

The inception and growth of our Bassett Furniture Direct (BFD) store program, which began in 1997, entailed not only the creation of a new prototype store, but also includes an internal, cultural transformation aimed at refocusing Company practices and strategies to the ultimate end user, our consumer. The strategy also focused on restyling the Bassett lines and suites with accessories. Bassett Furniture Direct acts as both a furniture design center and a moderate price point leader - two characteristics that combined with custom product and quick delivery offer the Company a unique selling proposition in the furniture industry.

The furniture industry continues to experience rapid change. The change has been precipitated by both the growth of imported furniture (which has included downward pressure on retail prices) and reductions in traditional channels of distribution. We embraced these changes through our BFD program and by reducing our domestic production of product that can be more efficiently sourced overseas. We strive to provide our customers with home furnishings at competitive prices and, with that goal in mind, will continue to evaluate the cost effectiveness of domestic production on a product by product basis. Continual improvements to the retail program are being made through new and improved products, marketing programs and training initiatives. The opening of successful BFD stores will continue to drive the Company’s growth over the next several years and we expect 10 to 20 new BFD stores will be opened each year. While interest in our BFD program remains strong, we continue to be more selective in approving new licensees to open stores and remain focused on improving the profitability of our current licensee and corporately owned stores. We believe that overall operating margins will be positively impacted through continued efforts to improve manufacturing processes and source more products overseas.

Our retail strategy is currently focused on developing a more uniform set of business practices to assist licensees in the operations of their BFD store(s) and working with licensees to improve the profitability of their BFD stores. We plan to utilize our retail division to implement best practices and drive the uniformity in our BFD program that we believe is key to the overall success of the BFD program. Pursuit of this strategy will enable our retail division to acquire and operate additional BFD stores. Our recent acquisition of BFD stores in Dallas, Texas and our current plans to acquire BFD stores in Upstate NY further bolster our retail division and also provide the organizational and financial strength needed to improve the performance of these stores.

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

Two key components of our balance sheet are our investments in IHFC (Note 5) and the Bassett Industries Alternative Asset Fund (BIAAF), a limited partnership (See Item 3, Market Risk, for a discussion of BIAAF.)

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

13 of 24

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 28, 2005

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In fiscal 2005, we have two primary areas of focus: one, to work to improve the profitability of licensed BFD stores in part by refining and promoting more uniform business practices, and two, to improve the financial performance of our domestic wood operations.

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

Allowance for Accounts and Notes Receivable - The BFD program entails key business risks, including the realization of receivables. We have established decision criteria and business disciplines to minimize potential losses from this risk. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts and notes receivable in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Because of varied historical experiences, differing economic conditions in various parts of the country and uncertainties with retail business conditions, additional allowances may be required.

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

14 of 24

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 28, 2005

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

Loss Reserves – We have a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability, lease and loan guarantees, litigation, restructuring charges, and the recoverability of deferred income tax benefits. Establishing loss reserves for these matters requires estimates and judgments with regard to maximum risk exposure and ultimate liability or realization. As a result, these estimates and judgments are often developed with the assistance of appropriate advisors, and are based on current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcome of these matters or the possibility of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

Results of Operations – Periods ended May 28, 2005 compared with the periods ended May 29, 2004

In the first six months of 2005, we had net sales of $163,815 which was an increase of 4.4% from $156,923 of net sales reported in the first six months of 2004. Sales for the second quarter of 2005 were $83,063 which was an increase of 3.4% from the $80,355 of net sales reported in the second quarter of 2004. The increase for both the six month and second quarter of 2005 was primarily the result of growth in shipments into the BFD channel slightly exceeding the attrition in sales to traditional independent furniture stores. Overall business conditions for the second quarter of 2005 and entering the third quarter have remained fairly stable although they still are relatively soft at the retail level. Business was positive during the Memorial Day sale period, but maintaining momentum over longer periods of time during the summer months continues to be a seasonal challenge.

We have continued our drive to open BFD stores. The BFD store network consisted of 120 BFD stores at May 28, 2005 and 104 BFD stores at May 29, 2004, which included licensees opening nine additional stores in the first six months of 2005 and closing five stores. The BFD stores accounted for 65% and 57% of our wholesale sales for the first six months of 2005 and 2004, respectively. We expect to open 10 to 12 BFD stores in the second half of 2005.

We have continued to experience increased demand for Bassetbaby® brand products, especially with the three largest Bassettbaby® customers, Babies R Us, Burlington Coat Factory and Target. We have continued to develop new products in this category as an important means of introducing the Bassett brand to younger consumers.

15 of 24

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 28, 2005

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross margin; selling, general and administrative (S,G&A) expenses; and operating income as a percentage of net sales were as follows for the periods ended May 28, 2005, and May 29, 2004:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Gross margin	26.7%	25.4%	26.5%	25.5%
S,G&A	(24.6)%	(24.6)%	(24.7)%	(24.4)%
Gain on sale of property, net	n/a	n/a	n/a	2.5%
Restructuring and impaired fixed asset charges	(3.0)%	n/a	(1.5)%	(1.8)%
Operating income	(0.9)%	0.8%	0.3%	1.8%

Gross margin increased slightly in the first six months and the second quarter of 2005 as compared to the same periods of 2004. This was primarily attributable to increased sales of imported product within both our Wood and Upholstery Divisions. This was partially offset by slightly reduced gross margins on wood products domestically manufactured due to moderately higher raw material costs and inefficiencies experienced with the introduction of new products.

S,G&A expenses were 24.6% of sales for the second quarter of 2005 and the second quarter of 2004. Our total SG&A spending increased from $19,783 in the second quarter of 2004 to $20,460 in the second quarter of 2005. S,G&A expenses were 24.7% of sales for the first six months of 2005 and 24.4% for the first six months of 2004. Our total SG&A spending increased from $38,280 in the first six months of 2004 to $40,488 in the first six months of 2005. These increases in S,G&A spending are primarily due to increases in marketing costs related to the introduction of The John Elway Home Collection, higher professional fee expenses related to the Sarbanes-Oxley Act of 2002 and an increase in the allowance for doubtful accounts. We continue to closely monitor discretionary spending in all of our divisions and search for opportunities to reduce costs. These expenses are not allocated to specific business segments and are included in the increase in the spending of our “other” business segment.

At the end of the second quarter of 2005, we acquired a 76% ownership interest in BFD-Dallas. BFD-Dallas operates eight BFD stores in the greater Dallas, TX metro area. We accounted for this transaction using the purchase method of accounting. In conjunction with this transaction, we recorded an impaired asset charge of $2,465 primarily related to an impairment of a portion of goodwill created through the transaction (Note 9). As a result of this transaction, as of the end of our second quarter, we have consolidated BFD-Dallas’ financial position into our condensed consolidated balance sheet and will begin consolidating BFD-Dallas’ results of operations in our third quarter.

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

16 of 24

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 28, 2005

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The decrease in overall operating income in the second quarter and the first six months of 2005 was primarily due to the recognition of a gain on the sale of our former upholstery facility in California in the first quarter of 2004. Excluding this gain and the restructuring charges in the first six months of 2004 related to the closing of our former Hiddenite, NC upholstery facility, and the impaired asset charge in the second quarter of 2005, our operating income increased slightly in 2005, primarily as a result of the growth of imported products within our Wood and Upholstery Divisions.

Other income, net, was $1,838 and $1,901 for the second quarter of 2005 and 2004, respectively, and $3,808 and $2,914 for the first six months of 2005 and 2004, respectively. Included in other income are our regular investment earnings, earnings or losses from unconsolidated affiliated companies and earnings or losses from real estate net of interest expense primarily related to long-term borrowings and employee retirement obligations. Other income increased in the first six months of 2005 largely due to the performance of IHFC and the Bassett Industries Alternative Asset Fund. Other income is expected to continue to be an integral component of our future earnings.

The effective tax provision rate was 1.5% and 25.7% in the second quarters of 2005 and 2004, respectively. The effective tax provision rate was 20.7% and 27.0% in the first six months of 2005 and 2004, respectively. The effective tax provision rates for both periods are lower than the statutory federal income tax provision rate due principally to dividend received deductions from our investment in IHFC and the impact of the previously mentioned restructuring and impaired asset charges and the gain on the sale of our former California facility.

For the second quarter of 2005, net income was $1,047 or $.09 per diluted share, compared to net income of $1,885 or $.16 per diluted share for the second quarter of 2004. For the first six months of 2005, net income was $3,411 or $.29 per diluted share, compared to net income of $4,213 or $.36 per diluted share for the first six months of 2004.

17 of 24

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 28, 2005

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

	Quarter Ended		Six Months Ended
Wood Division	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Net sales	$45,269	$45,159	$90,436	$88,170
Contribution to profit and overhead	$5,893	$5,010	$12,202	$9,409
Contribution to profit and overhead as a % of net sales	13.0%	11.1%	13.5%	10.7%

Wood Division net sales increased in the first six months and second quarter of 2005 from levels attained in the same periods during 2004 primarily due to the greater retail acceptance of product introduced over the past 12 months. Additionally, the sales of our Bassettbaby® brand products have significantly increased, especially those sales to the three largest Bassettbaby® customers, Babies R Us, Burlington Coat Factory and Target. Based on planned new product introductions, a continued shift to imported products and recent successes of key collections, we expect continued improvement in sales and contribution to profit and overhead from our Wood Division.

Wood Division contribution to profit and overhead as a percentage of net sales increased slightly in the first six months and second quarter of 2005 as compared to the same periods of 2004 as we experienced a better mix of imported product offset in part by increases in raw material costs and production inefficiencies related to the introduction of new products manufactured domestically. In an effort to further improve profitability in this segment, we have introduced new products (an imported bedroom collection and a domestically manufactured custom bedroom collection), opened more BFD stores and are repositioning the division through cost reduction initiatives. We also remain focused on reducing labor and raw material spending. Based on recent performance and the evolution of our product line, we continue to examine our Wood Division cost structure and the relative mix of domestically manufactured and imported products.

18 of 24

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED. AND SUBSIDIARIES

MAY 28, 2005

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Quarter Ended		Six Months Ended
Upholstery Division	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Net sales	$29,234	$26,451	$56,770	$50,858
Contribution to profit and overhead	$3,811	$3,591	$7,455	$6,838
Contribution to profit and overhead as a % of net sales	13.0%	13.6%	13.1%	13.4%

Net sales for the Upholstery Division increased by 11.6% and 10.5% for the first six months and second quarter of 2005, respectively, compared to the same periods of 2004. The division’s product offerings have been bolstered by products with more contemporary styling at better price points. We continue to offer a quick ship delivery program for certain dealers that guarantees delivery of furniture to the customer within thirty days. We also have experienced growth in our imported leather and motion products due to new products being introduced over the past twelve months. We continue to focus upholstery distribution to our BFD stores and our At Home with Bassett galleries.

Contribution to profit and overhead increased slightly in the first six months and the second quarter of 2005 as compared to the same periods of 2004 due to increased sales volumes. Contribution to profit and overhead as a percentage of net sales decreased slightly in both the first six months and second quarter of 2005 as compared to the same periods of 2004 as increased costs of raw materials and a shift in sales mix to motion products, which inherently have lower margins, offset increases due to higher sales volumes which increase contribution to profit and overhead due to better than expected absorption of fixed costs.

	Quarter Ended		Six Months Ended
Retail Division	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Net sales	$14,085	$12,234	$26,762	$24,472
Contribution to profit and overhead	$164	$(100)	$129	$(52)

Net sales for the Retail division increased by $1,851 from the second quarter of 2004 to the second quarter of 2005 and by $2,290 from the first six months of 2004 to the first six months of 2005. These increases were primarily due to improved sales performance by our stores in North Carolina and having two additional stores operating in 2005 as compared to 2004. A second store in San Antonio, TX was opened in December 2004 and we acquired the Greenville, SC BFD store in January 2005 from an independent licensee.

Contribution to profit and overhead remained near break-even despite business conditions continuing to be fairly tough at retail, especially in certain parts of the country including Texas. In the first six months of 2005, our two new stores negatively impacted contribution to profit and overhead by approximately $200 due primarily to start-up and transition costs related to these two stores.

On May 28, 2005, we acquired a controlling interest in BFD-Dallas. Therefore, we have consolidated BFD-Dallas’ financial position into our condensed consolidated balance sheet. We will begin consolidating BFD-Dallas’ results of operations into our results of operations in our third quarter. The BFD-Dallas operation expects pre-tax losses of between $400 and $600 in the second half of fiscal 2005, (which will be included in our retail division results), as organizational, margin improvement and expense reductions initiatives are implemented.

19 of 24

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED. AND SUBSIDIARIES

MAY 28, 2005

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Our May 28, 2005 balance sheet, with a sizeable investment portfolio and relatively minimal borrowings on our credit facility, remains strong and continues to bolster our retail growth strategy. Our primary sources of funds have been our cash flow from operations, our investment portfolio and a bank credit facility. Additional sources of cash for the first six months of fiscal 2005 were proceeds from the sale of our former upholstery facility in Hiddenite, NC and dividends received from an affiliate. The primary uses of cash were increases in imported inventories, purchases of retail real estate and cash dividends.

The current ratio as of May 28, 2005, and November 27, 2004, respectively, was 2.62 to 1 and 2.66 to 1. Working capital at May 28, 2005 was $64,207 compared to $64,128 at November 27, 2004.

Cash provided by operating activities was $5,600 for the six months ended May 28, 2005, compared to $2,347 for the six months ended May 29, 2004. The improvement in cash provided by operating activities in 2005 was primarily the result of decreases in domestic wood inventories.

Net cash used in investing activities was $1,516 for the six months ended May 28, 2005. We invested a net $2,139 in manufacturing related property and equipment in the first six months of 2005. We also invested $3,361 in additional retail real estate related to the expansion of our BFD program. In the first six months of 2005, we finalized the sale of our former upholstery plant in Hiddenite, NC. Based on planned needs for additional funds, we also liquidated certain investments in the first six months of 2005. Both purchases and proceeds from the sales of investments relate primarily to the active management of a portion of our overall investment portfolio. During the year, marketable securities are bought and sold generating proceeds, purchases, gains and losses.

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

Net cash used in financing activities was $192 in the first six months of 2005 as compared to net cash used of $3,681 for the first six months of 2004. We borrowed $4,000 from our bank credit facility primarily to fund capital spending and retail real estate. In the first six months of 2004, we received $1,761 from employee exercises of stock options. We also continued to pay our quarterly dividend of $.20 per share in both 2004 and 2005.

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

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of BFD stores. We have guaranteed certain lease obligations of licensee operators of the BFD stores, as part of our retail expansion strategy. We also have guaranteed loans of certain of our BFD dealers to finance initial inventory packages for these stores. See Note 10 to our Condensed Consolidated Financial Statement for further discussion of operating leases, lease guarantees and loan guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

20 of 24

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED. AND SUBSIDIARIES

May 28, 2005

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

Our marketable securities portfolio, which totaled $26,188 at May 28, 2005, is diversified among nine different money managers and over twenty different medium to large capitalization interests. Although there are no maturity dates for our equity investments, we have plans to liquidate our current marketable securities portfolio on a scheduled basis over the next three to six years. Maturity dates on other investments in the portfolio range from one to six years.

The Bassett Industries Alternative Asset Fund L.P (BIAAF) was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of BIAAF. We and the General Partner are currently the only two partners. The objective of BIAAF is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In general, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in BIAAF, which totaled $49,100 at May 28, 2005, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to BIAAF is limited to the amount of BIAAF’s investment in each of the funds.

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

21 of 24

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED. AND SUBSIDIARIES

MAY 28, 2005

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

During the second quarter of 2005, we learned of an alleged theft of significant quantities of finished products over a number of years from our Mt. Airy, NC wood manufacturing facility. While the cumulative amount of the alleged theft may have been substantial, the related losses were reported in cost of sales for each respective period and discovery of this alleged theft has not resulted in changes to any previously reported results, therefore, we do not consider this event to be a material weakness in our internal control over financial reporting. We have filed an employee theft insurance claim to recover certain of these losses. We are cooperating with local and state law enforcement authorities in their investigation into these matters. The Company has taken steps to strengthen its internal controls over inventories and material utilization at Mt. Airy and its other manufacturing facilities.

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•	competitive conditions in the home furnishings industry

•	general economic conditions

•	overall consumer demand for home furnishings

•	BFD store openings

•	BFD store closings and the profitability of BFD stores (independent licensees, Bassett-owned retail stores and partnership licensees)

•	fluctuations in the cost and availability of raw materials, labor and sourced products

•	results of marketing and advertising campaigns

•	information and technology advances

•	ability to execute new global sourcing strategies

•	performance of our investment portfolio

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•	effects of profit improvement initiatives in our wood division

22 of 24

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 28, 2005

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities:

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 27 - April 2, 2005	—	n/a	—	$9,420,639
April 3 - April 30, 2005	—	n/a	—	$9,420,639
May 1 - May 28, 2005	—	n/a	—	$9,420,639

(1)	The Company’s Board of Directors has authorized the repurchase of up to $40,000,000 in Company stock. This repurchase plan was announced on June 23, 1998.

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

Current Report on Form 8-K dated March 24, 2005, reporting under Item 2.02 the Company’s issuance of a press release relating to the financial results for the first quarter 2005, which ended February 27, 2005.

Current Report on Form 8-K dated June 2, 2005, reporting under Item 2.02 the Company’s issuance of a press release relating to the acquisition of a controlling interest in eight Bassett Furniture Direct stores in Dallas, Texas.

Current Report on Form 8-K dated June 28, 2005, reporting under Item 2.02 the Company’s issuance of a press release relating to the financial results for the second quarter of 2005, which ended May 28, 2005.

23 of 24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H. Spilman Jr.
Robert H. Spilman Jr., President and Chief Executive Officer
July 7, 2005

/s/ Barry C. Safrit
Barry C. Safrit, Vice President and Chief Financial Officer
July 7, 2005

24 of 24