Form 10-Q
period 2005-08-27
BASSETT FURNITURE INDUSTRIES INC
filed 2005-10-06
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes  ☐    No  ☒

At August 27, 2005, 11,808,301 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 27

PART I - FINANCIAL INFORMATION

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED AUGUST 27, 2005 AND AUGUST 28, 2004 – UNAUDITED

(In thousands except per share data)

Item 1. Financial Statements

	Nine Months Ended		Quarter Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Net sales	$246,557	$235,508	$82,743	$78,585
Cost of sales	177,644	175,332	57,276	58,495

Gross profit	68,913	60,176	25,467	20,090

Selling, general and administrative	64,005	57,289	23,517	19,009
Gain on sale of property, net	—	(3,890)	—	—
Restructuring and impaired asset charges	4,204	4,060	1,739	1,220

Operating income (loss)	704	2,717	211	(139)

Other income, net	6,115	4,499	2,307	1,585

Income before income tax provision	6,819	7,216	2,518	1,446

Income tax provision	(1,522)	(1,876)	(632)	(318)

Net income	$5,297	$5,340	$1,886	$1,128

Retained earnings-beginning of period	158,341	159,488	157,043	159,031
Cash dividends	(7,071)	(7,007)	(2,362)	(2,338)

Retained earnings-end of period	$156,567	$157,821	$156,567	$157,821

Basic earnings per share	$0.45	$0.46	$0.16	$0.10

Diluted earnings per share	$0.44	$0.45	$0.16	$0.10

Dividends per share	$0.60	$0.60	$0.20	$0.20

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 27

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 27, 2005 AND NOVEMBER 27, 2004

(In thousands)

	(Unaudited) August 27, 2005	November 27, 2004
Assets
Current assets
Cash and cash equivalents	$5,057	$4,022
Accounts receivable, net	42,182	40,507
Inventories, net	49,827	47,285
Assets held for sale, net	1,213	2,753
Deferred income taxes	3,410	4,130
Other current assets	3,878	3,980

Total current assets	105,567	102,677

Property and equipment
Cost	154,339	147,708
Less accumulated depreciation	114,380	107,465

Property and equipment, net	39,959	40,243

Investments	77,321	73,520
Retail real estate, net	55,989	53,085
Notes receivable, net	14,186	14,642
Other, net	17,855	13,199

Total other assets	165,351	154,446

Total assets	$310,877	$297,366

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,968	$19,948
Accrued liabilities	25,944	18,601

Total current liabilities	45,912	38,549

Long-term liabilities
Employee benefits	9,215	9,423
Long-term debt	6,318	—
Real estate notes payable	15,261	15,604
Distributions in excess of affiliate earnings	13,729	12,578

Total long-term liabilities	44,523	37,605

Commitments and Contingencies
Stockholders’ equity
Common stock	58,989	58,680
Retained earnings	156,567	158,341
Additional paid-in-capital	2,100	1,373
Accumulated other comprehensive income - unrealized holding gains, net of income tax	2,786	2,818

Total stockholders’ equity	220,442	221,212

Total liabilities and stockholders’ equity	$310,877	$297,366

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 27

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 27, 2005 AND AUGUST 28, 2004 – UNAUDITED

(In thousands)

	Nine Months Ended
	August 27, 2005	August 28, 2004
Net income	$5,297	$5,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,043	7,534
Equity in undistributed income of investments	(8,027)	(6,817)
Provision for write-down of impaired assets	4,204	2,353
Net gain from sale of property and equipment	—	(3,890)
Net gains from sales of investments	(908)	(1,215)
Provision for losses on trade accounts receivable	1,809	900
Deferred income taxes	(328)	360
Changes in employee benefit liabilities	(208)	(295)
Changes in operating assets and liabilities, exclusive of assets and liabilities impacted by business combinations
Accounts receivable, net	(10,780)	(1,632)
Inventories, net	3,895	(7,822)
Other current assets	340	(341)
Notes receivable, net	(1,917)	(105)
Accounts payable and accrued liabilities	1,370	3,234

Net cash provided by (used in) operating activities	1,790	(2,396)

Investing activities:
Purchases of property and equipment	(2,739)	(3,262)
Purchases of retail real estate	(4,474)	(5,938)
Proceeds from sales of property and equipment	1,613	8,342
Proceeds from sales of investments	11,407	10,726
Purchases of investments	(9,815)	(17,021)
Dividends from an affiliate	5,623	5,623
Acquisition of retail licensee stores, net of cash acquired (1)	67	—
Other, net	232	1,099

Net cash provided by (used in) investing activities	1,914	(431)

Financing activities:
Borrowings under revolving credit arrangement	4,000	—
Repayments of real estate notes payable	(581)	(105)
Issuance of common stock, net	983	1,857
Repurchases of common stock	—	(772)
Cash dividends	(7,071)	(7,007)

Net cash used in financing activities	(2,669)	(6,027)

Net change in cash and cash equivalents	1,035	(8,854)

Cash and cash equivalents, beginning of period	4,022	15,181

Cash and cash equivalents, end of period	$5,057	$6,327

(1)	See Note 9 for a summary of the non-cash portion of these transactions

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 27

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2005

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

Note 2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and nine months ended August 27, 2005 are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 27, 2004.

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

For the periods ended August 27, 2005 and August 28, 2004, the effect on earnings per share would be as follows:

	Quarter Ended		Nine Months Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Net income:
As reported	$1,886	$1,128	$5,297	$5,340
Less: pro forma expense, net of tax, related to stock options	(4)	(414)	(46)	(889)

Pro forma net income	$1,882	$714	$5,251	$4,451

Earnings per share:
As reported
Basic	$0.16	$0.10	$0.45	$0.46
Diluted	0.16	0.10	0.44	0.45
Pro forma
Basic	0.16	0.06	0.45	0.38
Diluted	0.16	0.06	0.44	0.38

The pro forma results reflect amortization of the fair value of stock options over the vesting period.

6 of 27

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2005

(Dollars in thousands except share and per share data)

Note 4. Inventories:

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method. Our 2005 inventories include the inventories consolidated through the acquisitions of our retail licensee stores in Dallas, Atlanta, and Upstate New York (Note 9). During the third quarter and first nine months of 2005, we liquidated certain LIFO inventories which decreased cost of sales by approximately $300 and $1,000, respectively. In 2004, we did not liquidate any LIFO inventories.

	August 27, 2005	November 27, 2004
Finished goods	$35,420	$35,893
Work in process	1,964	2,171
Raw materials and supplies	14,790	17,874
Retail merchandise	14,702	8,285

Total inventories on FIFO method	66,876	64,223
LIFO adjustment	(17,049)	(16,938)

Total inventories, net	$49,827	$47,285

Note 5. Unconsolidated Affiliated Companies:

The International Home Furnishings Center (“IHFC”) owns and leases out floor space in a showroom facility in High Point, North Carolina. We owned 46.9% of IHFC at August 27, 2005 and August 28, 2004 and accounted for the investment using the equity method since we do not maintain operating control of IHFC. Our investment reflects a credit balance of $13,729 and $12,578 at August 27, 2005 and November 27, 2004, respectively, which is reflected in the liabilities section in the accompanying consolidated balance sheets as “distributions in excess of affiliate earnings.” We have concluded, based on the leases that tenants must sign with IHFC and based on historical earnings that IHFC will generate future earnings in excess of the amounts recorded in the accompanying balance sheets. Based on current and expected future earnings of IHFC, we believe the market value of this investment is positive and substantially greater than its negative book value of $13,729 at August 27, 2005. We recorded income from IHFC of $4,472 and $4,152 in the first nine months of 2005 and 2004, respectively. In the third quarter of 2005 we recorded income of $1,506 compared to $1,304 in the third quarter of 2004. Additionally, we received dividends of $5,623 in the first nine months of 2005 and 2004 and dividends of $3,280 and $2,343 from IHFC in the third quarter of 2005 and 2004, respectively. Summarized unaudited income statement information for IHFC for their first nine months of 2005 and 2004, respectively, is as follows:

	2005	2004
Revenue	$32,607	$31,283
Operating income	20,070	18,952
Net income	9,544	8,863

Note 6. Real Estate Notes Payable:

We have mortgages on five real estate properties utilized by Bassett Furniture Direct (BFD) stores totaling $15,711. These notes payable mature over the next six to seven years and have interest rates ranging from 7.89% to 9.18%. The current portion of these notes, $450 at August 27, 2005, has been included as a current liability in accrued liabilities in the accompanying condensed consolidated balance sheet. These mortgages are collateralized by the respective properties with net book value of $19,098.

7 of 27

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2005

(Dollars in thousands except share and per share data)

Note 7. Long-Term Debt:

We have a $40,000 revolving credit facility which is secured by substantially all of our receivables and inventories. Borrowings under the facility, which matures November 30, 2006, totaled $4,000 at August 27, 2005 and $0 at November 27, 2004. The interest rate on this facility was 5.03% at August 27, 2005, based on LIBOR plus 1.5%. Additionally, through our acquisition of retail licensee stores in Dallas, and Atlanta we assumed $2,414 of long-term debt, of which $96 has since been repaid (Note 9).

Note 8. Comprehensive Income:

For the quarters ended August 27, 2005 and August 28, 2004, total comprehensive income, net of tax, was $1,873 and $863, respectively. Included in total comprehensive income for each quarter was net income of $1,886 and $1,128, and unrealized holding losses, net of tax, of $13 and $265, respectively.

For the nine months ended August 27, 2005 and August 28, 2004, total comprehensive income, net of tax, was $5,265 and $5,198, respectively. Included in total comprehensive income for each nine month period was net income of $5,297 and $5,340, and unrealized holding losses, net of tax, of $32 and $142, respectively.

Note 9. Acquisition of Retail Licensee Stores:

On August 1, 2005, we acquired 100% ownership in our BFD licensee in Upstate, NY (“BFD-UNY”). On August 26, 2005, we acquired an additional 36% interest in our BFD licensee in Atlanta, Georgia (“BFD-Atlanta”) bringing our total ownership interest to 66%. We accounted for these transactions using the purchase method of accounting. As such, as of the end of our third quarter, we have consolidated BFD-UNY’s and BFD-Atlanta’s financial position into our condensed consolidated balance sheet. BFD-UNY operates two BFD stores in Rochester, NY and one store in Buffalo, NY. BFD-Atlanta operates four BFD stores in the greater Atlanta, Ga. metropolitan area.

The cash purchase price for these two transactions was $250. The net liabilities assumed is estimated to be $1,489, and includes $2,221 of inventories, net of inter-company profit elimination and other assets, net of recorded reserves. We are in the process of receiving third-party evaluations of certain identifiable intangible assets, valuing certain liabilities and performing other opening balance sheet procedures; thus the allocation of the purchase price is subject to refinement. In conjunction with these transactions, we recorded $1,739 of impaired asset charges related to the difference in the cash purchase price and the total fair market value of net liabilities assumed. The difference primarily relates to impairments of a portion of goodwill created through the transactions.

The following table summarizes the estimated fair market values of the assets acquired and liabilities assumed at date of acquisition which have been consolidated into our financial position.

Current Assets	$2,885
Property, plant and equipment	601
Goodwill and identifiable intangibles	900
Other assets	2,530

Total assets acquired	6,916

Current Liabilities	4,045
Long-term debt	4,360

Total liabilities assumed	8,405

Net liabilities assumed	$(1,489)

As the BFD-UNY transaction was completed on August 1, 2005, our results of operations included BFD-UNY’s results of operations for the month of August. The BFD-Atlanta transaction was completed on August 26, 2005, so our results of operations do not include the results of operations of BFD-Atlanta. Beginning in the fourth quarter of 2005 our consolidated results of operations will include BFD-Atlanta’s results of operations.

During the second quarter of 2005, we acquired a 76% ownership interest in our Dallas, TX metropolitan area BFD store operation (“BFD-Dallas”). We accounted for this transaction using the purchase method of accounting. As such, as of the end of our second quarter, we have consolidated BFD-Dallas’ financial position into our condensed consolidated balance sheet. BFD-Dallas operates eight BFD stores in the greater Dallas, TX metropolitan area.

8 of 27

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2005

(Dollars in thousands except share and per share data)

The purchase price was $3,300, which includes $800 of cash and $2,500 of notes receivable converted to equity. The net assets acquired (net of recorded reserves) was estimated to be $835 and included $3,553 of inventories, net of inter-company profit elimination. We are in the process of receiving third-party evaluations of certain identifiable intangible assets, valuing certain liabilities and performing other opening balance sheet procedures; thus the allocation of the purchase price is subject to refinement. In conjunction with this transaction, we recorded $2,465 of impaired asset charge for the difference in the purchase price and the fair market value of net assets acquired net of recorded reserves. The difference primarily relates to an impairment of a portion of goodwill created through the transaction. We have revised this disclosure from previous disclosures to better present this transaction.

The following table summarizes the estimated fair market values of the assets acquired and liabilities assumed at date of acquisition which have been consolidated into our financial position.

Current Assets	$4,807
Property, plant and equipment	1,780
Goodwill and identifiable intangibles	1,940
Other assets	162

Total assets acquired	8,689

Current Liabilities	3,319
Long-term debt	4,535

Total liabilities assumed	7,854

Net assets acquired	$835

Our consolidated results of operations for the third quarter 2005 include the results of operations of BFD-Dallas.

The following unaudited pro forma financial information for 2005 and 2004 is presented to illustrate the estimated effect of the 2005 acquisitions of BFD-Dallas and BFD-Atlanta as if the transactions had occurred as of the beginning of each period presented below which includes an impairment charge in each period to consolidate these two entities. The pro forma results do not include the acquisition of BFD-UNY as complete and accurate financial information was not available for those periods. The pro forma information primarily includes sales net of elimination of inter-company sales, cost of sales and profit. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date nor is it necessarily indicative of future results.

	Nine months Ended August 27, 2005 Pro Forma	Nine months Ended August 28, 2004 Pro Forma	Quarter Ended August 27, 2005 Pro Forma	Quarter Ended August 28, 2004 Pro Forma
Net sales	$255,860	$249,744	$84,048	$82,724

Net income (loss)	$5,161	$3,272	$1,866	$(537)

Diluted earnings (loss) per share	$0.43	$0.28	$0.16	$(0.05)

9 of 27

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2005

(Dollars in thousands except share and per share data)

Note 10. Contingencies:

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings used in the operation of our Bassett-owned retail stores and in the operation of independent and partnership licensee BFD stores. We also lease showroom space from IHFC at the market rate. Lease terms range from three to 15 years and generally have renewal options of between five and 15 years. We had obligations of $86,524 and $47,171 at August 27, 2005 and November 27, 2004, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. Obligations at August 27, 2005 include assumption of approximately $24,714 of BFD-Dallas’ and BFD-UNY’s lease obligations. Additionally, we entered into lease commitments on five new BFD stores opened in 2005.

As part of the expansion strategy for our BFD program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $17,283 and $25,394 at August 27, 2005 and November 27, 2004, respectively. Currently, we have also guaranteed one real estate obligation for $737 and $804 and one warehouse lease obligation for $1,976 and $2,902, at August 27, 2005 and November 27, 2004, respectively.

We have also guaranteed loans to certain of our BFD licensees to finance initial inventory packages for those stores. The total contingent liabilities with respect to these loan guarantees as of August 27, 2005 and November 27, 2004 were $10,158 and $14,534, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at August 27, 2005 and November 27, 2004 were $721 and $770, respectively, and are recorded in accrued liabilities in the accompanying balance sheets.

Note 11. Recent Accounting Pronouncements

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

10 of 27

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2005

(Dollars in thousands except share and per share data)

Note 12. Earnings per share:

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Earnings per share
For the quarter ended August 27, 2005

Net income	$1,886	11,802,832	$0.16
Add effect of dilutive securities:
Options	—	140,268	—

Diluted earnings per share	$1,886	11,943,100	$0.16

For the quarter ended August 28, 2004

Net income	$1,128	11,685,217	$0.10
Add effect of dilutive securities:
Options	—	164,906	—

Diluted earnings per share	$1,128	11,850,123	$0.10

For the nine months ended August 27, 2005

Net income	$5,297	11,777,505	$0.45
Add effect of dilutive securities:
Options	—	143,761	(0.01)

Diluted earnings per share	$5,297	11,921,266	$0.44

For the nine months ended August 28, 2004

Net income	$5,340	11,676,706	$0.46
Add effect of dilutive securities:
Options	—	174,858	(0.01)

Diluted earnings per share	$5,340	11,851,564	$0.45

Common stock equivalent shares are excluded from the computations if their effect is anti-dilutive. The effect of stock options is not included in the diluted computation for periods in which losses occur because to do so would be anti-dilutive. Options to purchase 1.4 million and 1.6 million shares of common stock were outstanding during the first nine months of 2005 and 2004, respectively, which could potentially dilute basic EPS in the future. In 2005, approximately 748,000 of these stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

11 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2005

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

Our retail segment currently consists of 27 Bassett-owned stores in North Carolina, South Carolina, Texas, Georgia, and New York. This includes 8 stores operated by BFD-Dallas which were acquired on May 28, 2005 and whose results of operations began to be included in our third quarter results of operations. This also includes 3 stores operated by BFD-UNY which were acquired on August 1, 2005, and whose results of operations for the month of August are included in our results of operations and 4 stores operated by BFD-Atlanta which were acquired on August 27, 2005 and therefore, whose results of operations are not included in our results of operations but will begin to be included in our results of operations in our fourth quarter. During our third quarter, we sold our two stores in Las Vegas to an independent dealer for approximately net book value. The 2004 first nine months’ retail segment consisted of 12 stores in North Carolina, Nevada, and Texas. Our retail segment includes the revenues, expenses, retail real estate and capital expenditures directly utilized by these stores.

Inter-Company profit elimination includes both the elimination of sales and profit in inventory. Inventory profit elimination reflects the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is shipped to the retail customer. Additionally, when we acquire retail licensee stores, the expense to eliminate the embedded wholesale profit in their inventory is included as part of the charge to consolidate these entities.

Operating income by business segment is defined as sales less direct operating costs and expenses. Identifiable assets are those assets used exclusively in the operations of each business segment. Identifiable assets for our wood, upholstery and retail segments consist primarily of inventories, retail real estate and property, plant and equipment.

12 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2005

(Dollars in thousands except share and per share data)

Segment information for the periods ended August 27, 2005 and August 28, 2004 was as follows:

	Net Sales	Operating Income (loss)	Identifiable Assets	Depreciation and amortization	Capital Expenditures
Quarter ended August 27, 2005
Wood	$42,688	$5,901	$60,804	$677	$175
Upholstery	28,596	4,401	17,448	219	286
Other	2,007	(7,858)	177,580	1,055	595

Wholesale	73,291	2,444	255,832	1,951	1,056
Retail	19,890	(205)	55,045	436	657
Inter-Company Elimination	(10,438)	(289)	—	—	—
Impaired asset charge	—	(1,739)	—	—	—

Consolidated	$82,743	$211	$310,877	$2,387	$1,713

Quarter ended August 28, 2004
Wood	$44,624	$5,167	$63,412	$840	$519
Upholstery	25,572	3,392	18,381	225	373
Other	1,954	(7,547)	175,498	1,307	255

Wholesale	72,150	1,012	257,291	2,372	1,147
Retail	12,301	238	42,544	203	2,697
Inter-Company Elimination	(5,866)	(169)		—	—
Restructuring	—	(1,220)		—	—

Consolidated	$78,585	$(139)	$299,835	$2,575	$3,844

	Net Sales	Operating Income (loss)	Identifiable Assets	Depreciation and amortization	Capital Expenditures
Nine months ended August 27, 2005
Wood	$133,124	$18,103	$60,804	$2,050	$898
Upholstery	85,366	11,856	17,448	678	971
Other	5,655	(24,447)	177,580	3,304	4,344

Wholesale	224,145	5,512	255,832	6,032	6,213
Retail	46,652	(75)	55,045	1,011	1,000
Inter-Company Elimination	(24,240)	(529)	—	—	—
Impaired asset charge	—	(4,204)	—	—	—

Consolidated	$246,557	$704	$310,877	$7,043	$7,213

Nine months ended August 28, 2004
Wood	$132,794	$14,576	$63,412	$2,393	$1,297
Upholstery	76,430	10,230	18,381	701	841
Other	6,663	(22,075)	175,498	3,964	3,011

Wholesale	215,887	2,731	257,291	7,058	5,149
Retail	36,773	188	42,544	476	4,051
Inter-Company Elimination	(17,152)	(32)		—	—
Gain and restructurings, net	—	(170)		—	—

Consolidated	$235,508	$2,717	$299,835	$7,534	$9,200

13 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2005

(Dollars in thousands except share and per share data)

Note 14. Subsequent Event:

Subsequent to quarter end, the Company announced plans to cease operations at our wood manufacturing facility in Mt. Airy, N.C. and plans to move production of certain products from the Mt. Airy facility to our wood facility in Bassett, Va., with the remaining product being imported. At current product demand levels, we expect savings from reduced labor and fixed operating expenses of $4.0 to $5.0 million annually once this transition is complete. In connection with the closing of the Mt. Airy facility, we will record a fourth quarter pre-tax restructuring and impairment charge of approximately $2.0 to $3.0 million or $0.10 to $0.16 per share after tax, approximately half of which is asset impairment of primarily machinery and equipment and half is employee termination and benefit related costs.

14 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2005

(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bassett Furniture Industries, Incorporated, based in Bassett, Va., is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s products, designed to provide quality, style and value, are sold through Bassett Furniture Direct ® stores (BFDs), At Home with Bassett ® galleries, and other furniture stores. Bassettbaby ® products, primarily cribs and casegoods, are sold through specialty stores and mass merchants.

The inception and growth of our Bassett Furniture Direct (BFD) store program, which began in 1997, entailed not only the creation of a new prototype store, but also includes an internal, cultural transformation aimed at refocusing Company practices and strategies to the ultimate end user, our consumer. The strategy also focused on restyling the Bassett lines and suites with accessories. Bassett Furniture Direct acts as both a furniture design center and a moderate price point leader - two characteristics that combined with custom product and quick delivery offer what the Company believes to be a unique selling proposition in the furniture industry.

The furniture industry continues to experience rapid change. The change has been precipitated by both the growth of imported furniture (which has included downward pressure on retail prices) and reductions in traditional channels of distribution. We embraced these changes through our BFD program and by reducing our domestic production of product that can be more efficiently sourced overseas. We strive to provide our customers with home furnishings at competitive prices and, with that goal in mind, will continue to evaluate the cost effectiveness of domestic production on a product by product basis. Approximately 33% of our year-to-date wholesale sales are of imported product compared to 27% in 2004. We define imported product as fully finished product sourced from overseas. Our domestic product includes certain products that contain components which are also sourced from overseas. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers. We expect that overall operating margins will be positively impacted through sourcing more products overseas as our mix of domestic versus imported product approaches a 50/50 mix over the next two years.

Our retail strategy is currently focused on continuing to improve the profitability, operations and customer experience at our 127 store BFD network. A major component of this strategy involves our growing group of Company owned stores. During 2005, we acquired a total of 15 BFD stores located in Dallas, Atlanta, and Upstate New York. We believe a strong, core Company owned retail division provides us the first-hand experience, immediate feedback and training program that is vitally important to the success of our entire BFD network. Although we do not have any more retail acquisitions planned for our fourth quarter of 2005, pursuit of this strategy will enable our retail division to acquire and operate additional BFD stores as viable opportunities arise to strengthen our retail division. Our corporate internal organizational and financial strength combined with our 27 Company owned stores provide the scale, best practices and resources needed to drive uniformity throughout our BFD program and drive the improvement needed in our recently acquired retail licensee stores.

Continual improvements to the retail program are being made through improved product, new advertising and better delivery, service and training. We expect licensees to open between 10 and 20 new stores per year over the next several years. While interest in our BFD program remains strong, we continue to be more selective in approving new licensees and remain focused on improving the profitability of our current licensee and Company owned stores.

An increasingly important component of our retail strategy and our balance sheet is real estate. We expect to continue to invest in high quality retail real estate as the BFD store program continues to expand, and may, on a selective basis, continue to provide various forms of assistance to procure retail real estate for licensees of BFD stores with a focus on lease/sub-lease arrangements or short-term lease guarantees.

15 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2005

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We intend to execute these strategies in such a way as to preserve our investments while simultaneously minimizing the need for borrowed funds. Maintenance of a strong balance sheet is a stated management goal and vital to our retail growth strategy. The BFD program entails key business risks, including the realization of receivables and the coverage of contingent liabilities. We have established decision criteria and business disciplines aimed at minimizing potential losses from these risks.

Two key components of our balance sheet are our investments in IHFC (Note 5) and the Bassett Industries Alternative Asset Fund (BIAAF), a limited partnership (See Item 3, Market Risk, for a discussion of BIAAF.)

In fiscal 2005, we have had two primary areas of focus: one, to work to improve the profitability of licensed BFD stores in part by refining and promoting more uniform business practices, and two, to improve the financial performance of our domestic wood operations.

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

Allowance for Accounts and Notes Receivable - The BFD program entails key business risks, including the realization of receivables. We have established decision criteria and business disciplines aimed at minimizing potential losses from this risk. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts and notes receivable in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Because of varied historical experiences, differing economic conditions in various parts of the country and uncertainties with retail business conditions, additional allowances may be required.

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

16 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2005

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

Retail Licensee Store Acquisitions – The Company accounts for the acquisition of retail licensee stores and related assets in accordance with SFAS No. 141, “Business Combinations”, which requires application of the purchase method for all business combinations. Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The amount paid in excess of the fair value of net assets acquired, net of reserves, is accounted for as goodwill. We evaluate goodwill and intangible assets at the time of acquisition and annually for potential impairment.

Revenue Recognition – Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers and in the case of Bassett-owned retail stores, upon delivery to the customer. Our wholesale terms vary from 30 to 60 days. An estimate for returns and allowances has been provided in recorded sales.

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

Results of Operations – Periods ended August 27, 2005 compared with the periods ended August 28, 2004

In the first nine months of 2005, we have acquired 15 BFD stores from licensees. This has and will continue to have a significant effect on our results of operations. Our consolidated net sales include revenue recognized at the retail level from our Company owned stores and revenue recognized at the wholesale level for sales to our non-company owned BFD stores and other customers. Retail operations typically carry higher gross margins and higher S,G&A expenses related to occupancy, advertising, delivery and commissions.

In the first nine months of 2005, we had net sales of $246,557 which was an increase of 4.7% from $235,508 of net sales reported in the first nine months of 2004. Sales for the third quarter of 2005 were $82,743 which was an increase of 5.3% from the $78,585 of net sales reported in the third quarter of 2004. The increase for the nine months and third quarter was primarily the result of growth in shipments into the BFD channel, higher retail sales by BFD-Carolinas (four company-owned stores in North and South Carolina) and the inclusion of BFD-Dallas for our third quarter. These increases were partially offset by the attrition in sales to traditional independent furniture stores. Overall business levels for the third quarter and September of 2005 have remained relatively stable. However, retail conditions may get tougher in our fourth quarter given concerns over rising energy prices and decreasing consumer confidence.

17 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2005

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We have continued our drive to open BFD stores. The BFD store network consisted of 127 BFD stores at August 27, 2005 and 107 BFD stores at August 28, 2004, which included licensees opening 16 additional stores in the first nine months of 2005 and closing five stores. The BFD stores accounted for 67% and 58% of our wholesale sales for the first nine months of 2005 and 2004, respectively.

We have continued to experience increased demand for Bassettbaby® brand products, especially with the three largest Bassettbaby® customers, Babies R Us, Burlington Coat Factory and Target. We have continued to develop new products in this category as an important means of introducing the Bassett brand to younger consumers.

Gross margin; selling, general and administrative (S,G&A) expenses; and operating income as a percentage of net sales were as follows for the periods ended August 27, 2005, and August 28, 2004:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Gross margin	30.8%	25.6%	28.0%	25.6%
S,G&A	(28.4)%	(24.2)%	(26.0)%	(24.3)%
Gain on sale of property, net	n/a	n/a	n/a	1.7%
Restructuring and impaired fixed asset charges	(2.1)%	(1.6)%	(1.7)%	(1.7)%
Operating income	0.3%	(0.2)%	0.3%	1.2%

Gross margin increased significantly in the third quarter and slightly in the first nine months of 2005 as compared to the same periods of 2004. This was primarily attributable to the inclusion of BFD-Dallas’ results in our consolidated results beginning in our third quarter and increased retail sales volumes by BFD-Carolinas in both periods of 2005 as compared to the respective periods of 2004. Additionally, increased sales of imported product within both our Wood and Upholstery Divisions led to improved margins. This was partially offset by slightly reduced gross margins on wood products domestically manufactured due to moderately higher raw material costs.

S,G&A expenses were 28.4% of sales for the third quarter of 2005 and 24.2% for sales for the third quarter of 2004, respectively. Our total S,G&A spending increased from $19,009 in the third quarter of 2004 to $23,517 in the third quarter of 2005. S,G&A expenses were 26.0% of sales for the first nine months of 2005 and 24.3% for the first nine months of 2004. Our total S,G&A spending increased from $57,289 in the first nine months of 2004 to $64,005 in the first nine months of 2005. These increases in S,G&A spending are primarily due to the inclusion of BFD-Dallas’ results in our consolidated results beginning in our third quarter and increases in marketing costs related to the introduction of The Elway Home Collection and the West End Collection and an increase in the allowance for doubtful accounts. These expenses are not allocated to specific business segments and are included in the increase in the spending of our “other” business segment. We continue to closely monitor discretionary spending in all of our divisions and search for opportunities to reduce costs.

During the third quarter of 2005, we consummated two transactions to acquire seven BFD stores. At the beginning of August, we acquired 100% of BFD-UNY, a three store operation in Upstate NY. At the end of August, we acquired an additional 36% ownership interest in BFD-Atlanta, a four store operation in Atlanta, Ga., bringing our total ownership percentage to 66%. We accounted for these transactions using the purchase method of accounting. In conjunction with these transactions, we recorded impaired asset charges of $1,739 primarily related to an impairment of a portion of goodwill created through the transaction (Note 9). As a result of these transactions, as of the end of July, we have consolidated BFD-UNY’s financial position into our condensed consolidated balance sheet and began including their results of operations in August. As of the end of our third quarter, we have consolidated BFD-Atlanta’s financial position into our condensed consolidated balance sheet and will begin consolidating their results of operations in our fourth quarter.

18 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2005

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

At the end of the second quarter of 2005, we acquired a 76% ownership interest in BFD-Dallas. BFD-Dallas operates eight BFD stores in the greater Dallas, TX metro area. We accounted for this transaction using the purchase method of accounting. In conjunction with this transaction, we recorded an impaired asset charge of $2,465 primarily related to an impairment of a portion of goodwill created through the transaction (Note 9). As a result of this transaction, as of the end of our second quarter, we consolidated BFD-Dallas’ financial position into our condensed consolidated balance sheet and began consolidating BFD-Dallas’ results of operations in our third quarter.

During the third quarter of 2004, we announced the closing of our Macon, Ga. wood manufacturing facility. The land and building are held for sale and are expected to be sold for an amount greater than net book value. Restructuring charges of $1,220 were accrued at the end of the third quarter of 2004 primarily for severance and employee benefits with a small portion of the charge relating to impairment of certain machinery and equipment.

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

Our overall operating income for all periods presented has been impacted by the various retail consolidations, plant closing or plant dispositions. Excluding these charges and gain for all respective periods, our operating income increased slightly in 2005, primarily as a result of the growth of imported products within our Wood and Upholstery Divisions.

Other income, net, was $2,307 and $1,585 for the third quarter of 2005 and 2004, respectively, and $6,115 and $4,499 for the first nine months of 2005 and 2004, respectively. Included in other income are our regular investment earnings, earnings or losses from unconsolidated affiliated companies and earnings or losses from real estate net of interest expense primarily related to long-term borrowings and employee retirement obligations. Other income increased in the first nine months and third quarter of 2005 largely due to the solid performance of IHFC and the Bassett Industries Alternative Asset Fund. Other income is expected to continue to be an integral component of our future earnings.

The effective tax provision rate was 25.1% and 22.0% in the third quarters of 2005 and 2004, respectively. The effective tax provision rate was 22.3% and 26.0% in the first nine months of 2005 and 2004, respectively. The effective tax provision rates for all periods are lower than the statutory federal income tax provision rate due principally to dividend received deductions from our investment in IHFC.

For the third quarter of 2005, net income was $1,886 or $.16 per diluted share, compared to net income of $1,128 or $.10 per diluted share for the third quarter of 2004. For the first nine months of 2005, net income was $5,297 or $.44 per diluted share, compared to net income of $5,340 or $.45 per diluted share for the first nine months of 2004.

19 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2005

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

	Quarter Ended		Nine Months Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Wood Division
Net sales	$42,688	$44,624	$133,124	$132,794
Contribution to profit and overhead	$5,901	$5,167	$18,103	$14,576
Contribution to profit and overhead as a % of net sales	13.8%	11.6%	13.6%	11.0%

Wood Division net sales decreased from the third quarter of 2004 to the third quarter of 2005 yet have experienced an increase in the first nine months of 2005 as compared to the first nine months of 2004. The decrease for the third quarter reflects a continued shift in sales from traditional furniture retailers which historically have carried a relatively higher percentage of wood products. The sales of our Bassettbaby® brand products have increased, especially those sales to the three largest Bassettbaby® customers, Babies R Us, Burlington Coat Factory and Target. Based on planned new product introductions, a continued shift to imported products and recent successes of key collections, we expect improvement in sales and contribution to profit and overhead from our Wood Division. Imported products accounted for 44% of our total wood sales for the third quarter of 2005 as compared to 33% in the third quarter of 2004.

Wood Division contribution to profit and overhead as a percentage of net sales increased in the first nine months and third quarter of 2005 as compared to the same periods of 2004 as we experienced a better mix of imported product offset in part by increases in raw material costs and production inefficiencies related to the introduction of new products manufactured domestically. In an effort to further improve profitability in this segment, we have introduced new products (an imported bedroom collection and a domestically manufactured custom bedroom collection), opened more BFD stores and are repositioning the division through cost reduction initiatives. We also remain focused on reducing labor and raw material spending.

Subsequent to the end of our third quarter of 2005, we decided to close our wood manufacturing facility in Mt. Airy, NC (see Note 14). This decision was primarily driven by reduced demand for domestically produced product, leaving our two large wood plants (Bassett, Va. and Mt. Airy, NC) with less than full capacity. Through the closing of our Mt. Airy facility, production of certain products will be shifted to our Bassett, Va. facility while other products will be imported. Based on current product demand, we believe these actions will result in fixed cost savings of between $4.0 and $5.0 million annually. Based on recent performance and the evolution of our product line, we will continue to examine our Wood Division cost structure and the relative mix of domestically manufactured and imported products.

20 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2005

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Quarter Ended		Nine Months Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Upholstery Division
Net sales	$28,596	$25,572	$85,366	$76,430
Contribution to profit and overhead	$4,401	$3,392	$11,856	$10,230
Contribution to profit and overhead as a % of net sales	15.4%	13.3%	13.9%	13.4%

Net sales for the Upholstery Division increased by 11.8% and 11.7% for the first nine months and third quarter of 2005, respectively, compared to the same periods of 2004. Our upholstery products are experiencing a greater sales percentage in our BFD stores relative to the percentage shipped to traditional furniture stores. This is primarily attributable to our custom upholstery design center in each BFD store. As the number of BFD stores increase, we expect upholstery sales and contribution to profit and overhead to increase. Additionally, the division’s product offerings have been bolstered by products with more contemporary styling at better price points including certain imported leather products. We continue to offer a quick ship delivery program for certain dealers that guarantees delivery of furniture to the customer within thirty days. We also have experienced growth in our imported leather and motion products due to new products being introduced over the past twelve months. Imported leather products accounted for 22% of our total upholstery sales for the third quarter of 2005 as compared to 17% in the third quarter of 2004.

Contribution to profit and overhead increased slightly in the first nine months and significantly in the third quarter of 2005 as compared to the same periods of 2004 due to increased sales volumes and a better mix of imported product.

	Quarter Ended		Nine Months Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Retail Division
Net sales	$19,890	$12,301	$46,652	$36,773
Contribution to profit and overhead	$(205)	$238	$(75)	$188

Our Retail Division continues to undergo significant changes primarily due to our 2005 acquisitions of retail licensee stores in Dallas, Atlanta and Upstate New York. Our Retail Division now includes 27 BFD stores. During our third quarter of 2005, we sold two stores in Las Vegas, NV to an independent licensee for approximately net book value. Stores acquired in 2005 negatively impacted contribution to profit and overhead by approximately $400 for both the nine months and quarter ended August 27, 2005.

Net sales for the Retail division increased by $7,589 from the third quarter of 2004 to the third quarter of 2005 and by $9,879 from the first nine months of 2004 to the first nine months of 2005. The year-to-date and quarter increases were primarily due to sales improvements in stores due to higher average tickets and better sales closing ratios and having additional stores operating in 2005 as compared to 2004 which included our retail licensee store acquisitions, a new store in San Antonio, TX (December 2004) and a new store in Greenville, SC (January 2005).

Contribution to profit and overhead remained near break-even despite business conditions continuing to be fairly tough at retail, especially in certain parts of the country including Texas. In 2005, our two new stores negatively impacted contribution to profit and overhead by approximately $200 due primarily to start-up and transition costs related to these two stores. Discretionary spending has been closely monitored including a shift in advertising methods which has reduced our advertising costs.

During 2005, we acquired 15 BFD stores from independent licensees. We continue to evaluate and make changes to these operations. We expect these stores to incur total pre-tax losses of between $400 and $600 in the fourth quarter of fiscal 2005 while organizational changes, margin improvement plans and expense reductions are implemented. For 2006, we expect these stores to approach break-even levels.

21 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2005

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Our August 27, 2005 balance sheet, with a sizeable investment portfolio and relatively minimal borrowings on our credit facility, remains strong and continues to bolster our retail growth strategy. Our primary sources of funds have been our cash flow from operations, our investment portfolio and a bank credit facility. Additional sources of cash for the first nine months of fiscal 2005 were proceeds from the sale of our former upholstery facility in Hiddenite, NC and dividends received from an affiliate. The primary uses of cash were increases in accounts receivable, purchases of retail real estate and cash dividends.

The current ratio as of August 27, 2005, and November 27, 2004, respectively, was 2.30 to 1 and 2.66 to 1. Working capital at August 27, 2005 was $59,655 compared to $64,128 at November 27, 2004.

Cash provided by operating activities was $1,790 for the nine months ended August 27, 2005, compared to cash used in operating activities of $2,396 for the nine months ended August 28, 2004. The improvement in cash provided by operating activities in 2005 was primarily the result of decreases in domestic wood inventories in 2005 as compared to increases in domestic wood inventories in 2004. This decrease was partially offset by increases in accounts receivable in 2005 due to the timing of shipments in the third quarter and the payment patterns of BFD licensees.

22 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2005

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cash provided by investing activities was $1,914 for the nine months ended August 27, 2005. We invested a net $2,739 in manufacturing related property and equipment in the first nine months of 2005. We also invested $4,474 in additional retail real estate related to the expansion of our BFD program. In the first nine months of 2005, we finalized the sale of our former upholstery plant in Hiddenite, NC. Based on planned needs for additional funds, we also liquidated approximately $1.6 million of certain investments in the first nine months of 2005. Both purchases and proceeds from the sales of investments relate primarily to the active management of a portion of our overall investment portfolio. During the year, marketable securities are bought and sold generating proceeds, purchases and gains.

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

Net cash used in financing activities was $2,669 in the first nine months of 2005 as compared to net cash used of $6,027 for the first nine months of 2004. In the first nine months of 2005, we borrowed $4,000 from our bank credit facility primarily to fund capital spending and retail real estate. In the first nine months of 2005 and 2004, we received $983 and $1,857, respectively, from employee exercises of stock options. We also continued to pay our quarterly dividend of $.20 per share in both 2004 and 2005.

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

23 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2005

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

Our marketable securities portfolio, which totaled $26,496 at August 27, 2005, is diversified among nine different money managers and over twenty different medium to large capitalization interests. Although there are no maturity dates for our equity investments, we have plans to liquidate our current marketable securities portfolio on a scheduled basis over the next three to six years. Maturity dates on other investments in the portfolio range from one to six years.

The Bassett Industries Alternative Asset Fund L.P (BIAAF) was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of BIAAF. We and the General Partner are currently the only two partners. The objective of BIAAF is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In general, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in BIAAF, which totaled $50,825 at August 27, 2005, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to BIAAF is limited to the amount of BIAAF’s investment in each of the funds.

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

24 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2005

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

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•	competitive conditions in the home furnishings industry

•	general economic conditions

•	overall consumer demand for home furnishings

•	BFD store openings

•	BFD store closings and the profitability of BFD stores (independent licensees, Bassett-owned retail stores and partnership licensees)

•	fluctuations in the cost and availability of raw materials, labor and sourced products (including foam and certain petroleum based products)

•	results of marketing and advertising campaigns

•	information and technology advances

•	ability to execute new global sourcing strategies

•	performance of our investment portfolio

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•	effects of profit improvement initiatives in our wood division

25 of 27

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2005

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

	Total Number of Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 29 - July 2, 2005	—	n/a	—	$9,420,639
July 3 - July 30, 2005	—	n/a	—	$9,420,639
July 31 - August 27, 2005	—	n/a	—	$9,420,639

(1)	The Company’s Board of Directors has authorized the repurchase of up to $40,000,000 in Company stock. This repurchase plan was announced on June 23, 1998.

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

26 of 27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H. Spilman, Jr.
Robert H. Spilman Jr., President and Chief Executive Officer
October 6, 2005

/s/ Barry C. Safrit
Barry C. Safrit, Vice President and Chief Financial Officer
October 6, 2005

27 of 27