Form 10-K
period 2005-11-26
BASSETT FURNITURE INDUSTRIES INC
filed 2006-01-30
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 26, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 28, 2005 was $230,073,138.

The number of shares of the Registrant’s common stock outstanding on January 27, 2006 was 11,815,223.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Bassett Furniture Industries, Incorporated Annual Report to Stockholders for the year ended November 26, 2005 (the “Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K.

(2)	Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be held February 28, 2006, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

(dollar amounts in thousands except per share data)

General

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our” or the “Company”), based in Bassett, Va., is a leading retailer, manufacturer and marketer of branded home furnishings. Bassett’s products are sold primarily through Bassett Furniture Direct® stores, with secondary distribution through At Home with Bassett® galleries and other multi-line furniture stores. Bassettbaby® cribs and casegoods are sold through specialty stores and mass merchants. Bassett was founded in 1902 and incorporated under the laws of Virginia in 1930.

The Bassett Furniture Direct® (“BFD”) store program was created in 1997 as a single source home furnishings retail store that provides a unique combination of stylish, well-made furniture and accessories with a high level of customer service. This service includes complimentary room planning, in-home design visits, fast delivery, and custom-order furniture. The Bassett Furniture Direct store program entailed not only the creation of a new prototype store, but also includes an internal, cultural transformation aimed at re-focusing company practices and strategies to the ultimate end user, the consumer. The strategy also focused on re-styling the Bassett lines and suites with accessories.

Our BFD network currently consists of 130 retail stores of which 97 are independently owned (“licensee operated”), 27 are controlled and consolidated by the Company (“Company-owned retail stores”) and six are operated by joint ventures (“partnership licensees”). Our customers also include over 1,000 furniture and department stores located throughout the United States. We have five domestic manufacturing facilities.

Material Changes in the Development of Business:

There have been two significant business developments that have materially affected our operations over the last five years.

First, we created and re-channeled sales through a vertically integrated retail sales network. This strategy both builds on our strengths (brand name, balance sheet, product offerings) and better positions us to capitalize on the changing furniture retail environment. These retail stores, known as Bassett Furniture Direct (BFD), accounted for 68% of our wholesale shipments in 2005.

Second, the furniture industry continues to experience a rapid shift from traditional domestic manufacturing to offshore sourcing in lower cost markets, primarily China and the Pacific Rim countries. This shift in sourcing has resulted in downward pressure on retail prices and reductions in traditional channels of sales distribution as many retailers can source their own products rather than relying on a traditional domestic manufacturer to supply goods. We responded to these changes with our BFD program and by reducing our domestic production where we can more efficiently source product. Related to this shift from domestic production to sourcing, over the past 5 years we have reduced our number of facilities from 13 to 5 and reduced headcount from 4,200 to 2,200. During 2005, we made the difficult decision to close another large wood manufacturing facility, our plant located in Mt. Airy, N.C. This action resulted in reductions in headcount of approximately 300 employees and leaves us with one large wood manufacturing plant in Bassett, Va. and one small wood assembly plant in Martinsville, Va. We have closed and consolidated six wood factories over the past five years. We strive to provide our customers with home furnishings at competitive prices and, with that goal in mind, will continue to evaluate the cost effectiveness of domestic production on a product by product basis.

Approximately 34% of our 2005 wholesale sales were of imported product compared to 23% in 2004. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers. We expect that overall operating margins will be positively impacted as we shift our mix of domestic versus imported product to a 50/50 mix over the next two years.

Other significant business developments that impacted the retail store program and manufacturing operations are summarized below.

Retail:

In 2005, our Retail Segment underwent significant changes. We increased our number of Company-owned retail stores from 14 to 27 primarily through our acquisitions of 15 total retail licensee stores in Dallas, Atlanta and upstate New York. For more discussion on these acquisitions, see Note 14 to the Consolidated Financial Statements included in the Annual Report. Additionally, during our third quarter of 2005, we sold two Company-owned retail stores in Las Vegas, Nev., to an independent licensee for approximately net book value. As previously discussed, we consolidated LRG in 2003, due to the adoption of FIN 46R.

We believe having a substantial Company-owned retail store group will provide us better first-hand retail experience that will allow us to make our entire BFD program more successful.

In the fourth quarter of 2003, we acquired an additional 29% ownership in LRG Furniture, LLC, (“LRG”) (an affiliate of ours) bringing our total ownership in LRG to 80%. As part of this transaction, we acquired two stores in Las Vegas, Nevada, from LRG for net book value of $1,200 (which were subsequently sold in 2005 as discussed above).

Manufacturing:

As previously mentioned, we have undergone significant changes in domestic manufacturing. Summaries of these changes are as follows:

In the fourth quarter of 2005, we made the decision to cease operations at our wood manufacturing facility in Mt. Airy, N.C., and made plans to move production of certain products from the Mt. Airy facility to our wood facility in Bassett, Va., with the certain other products shifted to imports. This action reduced our headcount by approximately 300 employees.

In the third quarter of 2004, we closed our wood manufacturing facility in Macon, Ga., primarily due to excess capacity at this facility. This plant primarily focused on home office and home entertainment. We determined certain products previously manufactured at the Macon, Ga., facility would be produced at our Mt. Airy, N.C., facility while certain other products would be imported from foreign sources. This action reduced our headcount by 180 employees.

In the first quarter of 2004, we made the decision to close our Hiddenite, N.C., upholstery plant and consolidate our upholstery operations into our Newton, N.C., plant. Management of this plant has increased production capacity through continued improvements in the manufacturing process which currently allows us to deliver custom-made upholstered furniture into the retail customer’s home in 30 days or less. This action reduced our headcount by 50 employees.

We closed our wood manufacturing plant in Dublin, Georgia, in the first quarter of 2003. This action reduced our headcount by 320 employees.

We closed our California upholstery plant during the fourth quarter of 2002 and consolidated production into remaining upholstery manufacturing facilities in North Carolina. This action reduced our headcount by 200 employees.

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

Refer to Note 13 of the Consolidated Financial Statements which are filed with this report for a detail of restructuring activity and refer to Management’s Discussion and Analysis which is filed with this report for additional discussion on these topics.

Operating Segments

Our operations are classified into three reportable segments: Wholesale, Retail, and Investments and Real Estate. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BFD (licensee-operated stores, Company-owned retail stores and partnership licensee stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as a contemporary furniture business and corporate selling, general and administrative expenses. The wholesale segment accounted for 79%, 85% and 84%, of net sales during 2005, 2004 and 2003, respectively. The Company currently has five wholesale manufacturing facilities.

Our retail segment currently consists of 27 Company-owned stores in North Carolina, South Carolina, Texas, Georgia and New York. Our retail segment accounted for 21%, 15% and 16% of total net sales in 2005, 2004 and 2003.

Our investments and real estate business segment consists of a 99.8% interest in the Bassett Industries Alternative Asset Fund (“Alternative Asset Fund”), a portfolio of marketable securities, an investment in the International Home Furnishings Center (“IHFC”) in High Point, N.C. and retail real estate utilized by licensee operated BFD stores.

We have several investments in affiliated companies, including a minority interest in International Home Furnishings Center, Inc. which is a lessor of permanent exhibition space to furniture and accessory manufacturers. The IHFC financial statements are included on pages F-39 to F-58. We also have equity method investments in BFD Northeast, LLC (a partnership licensee in New England) and Zenith Freight Lines, LLC (a freight carrier for many of our customers). See Notes 6 and 7 to the Consolidated Financial Statements which are filed with this report for a discussion of affiliates.

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

The Alternative Asset Fund was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of the Alternative Asset Fund. We and the General Partner are currently the only two partners. The objective of the Alternative Asset Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In addition, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in the Alternative Asset Fund, which totaled $51,593 at November 26, 2005, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to the Alternative Asset Fund is limited to the amount of the Alternative Asset Fund investment in each of the funds.

We account for our investments in the Alternative Asset Fund by marking them to market value each month based on the net asset values provided by the General Partner. The hedge funds and portfolio managers provide the General Partner with estimated net asset values on a monthly basis that represents the amount the partnership would receive if it were to liquidate its investments in the investee funds. The partnership may redeem part of its investments as of the end of each quarter or calendar year, with no less than 45 days prior written notice. (See Note 6 to the Consolidated Financial Statements included in the Annual Report which is filed with this report.)

Refer to Note 18 to the Consolidated Financial Statements included in the Annual Report for more information about segment information for 2003, 2004 and 2005 and refer to the Management’s Discussion and Analysis section of the Annual Report for additional discussion on this topic.

Raw Materials

We use lumber, fabric, leather and other materials in the production of wood and upholstered furniture. These components originate from a variety of domestic and international suppliers and are widely available. Prices for these components in the aggregate have been relatively stable over the last several years. We currently assemble and finish these components in several of our plants in the United States.

Trademarks and Patents

Our trademarks, including “Bassett” and the names of our marketing divisions, products and collections, are significant to the conduct of our business. This importance is due to consumer recognition of the names and identification with our broad range of products. Certain of our trademarks are licensed to independent retailers for use in full store and store gallery presentations of our products. We also own patents, trademarks and copyrights that are important in the conduct of our business.

Seasonality

The furniture industry in which we compete is not considered to be a seasonal industry. However, working capital levels will fluctuate based on overall business conditions and desired service levels.

Backlog

Our backlog of wholesale orders believed to be firm was $17,091 at November 26, 2005, and $21,600 at November 27, 2004. It is expected that the November 26, 2005, backlog will be filled within the 2006 fiscal year, with the majority of our backlog being filled during the first quarter of 2006.

Competition

The wholesale furniture industry is very competitive and there are a large number of manufacturers both within and outside the United States who compete in the market on the basis of product quality, price, style, delivery and service. Additionally, certain retailers are increasingly sourcing imported product directly, thus bypassing domestic furniture manufacturers. Based on annual sales revenue, we are one of the largest furniture manufacturers located in the United States. We have been successful in this competitive environment because our products represent excellent value combining attractive prices, quality and styling; prompt delivery; and courteous service.

The retail furniture industry is very competitive and includes local furniture stores, regional furniture retailers and national department and chain stores. Additionally, there are a growing number of single-vendor branded retailers. There are a large number of fairly new entrants into the industry that have approached the industry from more of a consumer lifestyle and home accessory viewpoint. As a whole, our BFD network, even though it is growing, is much smaller than many of our retail competitors in today’s marketplace.

Research and Development

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

Government Regulations

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

People

We employed approximately 2,200 people as of November 26, 2005, none of whom were subject to collective bargaining arrangements. We have not experienced any recent work stoppages. We consider our relationship with our employees to be good.

Foreign and Domestic Operations and Export Sales

We have no foreign operations, and our export sales were approximately $4.7 million, $5.0 million, and $9.8 million in 2005, 2004 and 2003 respectively.

Available Information

Through our website www.bassettfurniture.com, we make available free of charge as soon as reasonably practible after electronically filing or furnishing with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto.

ITEM 2. PROPERTIES

We own the following manufacturing facilities, by segment:

Wholesale Segment:

J. D. Bassett Manufacturing Company *

Bassett, Va.

Bassett Superior Lines

Bassett, Va.

Bassett Chair Company *

Bassett, Va.

Bassett Table Company *

Bassett, Va.

Bassett Furniture Industries*

Macon, Ga.

Bassett Furniture Industries

Martinsville, Va.

Bassett Furniture Industries*

Mt. Airy, N.C.

Bassett Fiberboard

Bassett, Va.

Bassett Upholstery Division

Newton, N.C.

Weiman Upholstery

Christiansburg, Va.

Properties designated by an asterisk “*” have ceased manufacturing operations and are currently held either for sale or as idle facilities in connection with restructuring efforts.

We own the real estate used by certain Bassett Furniture Direct retail stores, ranging from 15,000 to 25,000 square feet each, in the following cities with the number of locations owned in each city noted:

Company-owned retail stores:

Greenville, S.C. (1)

Concord, N.C. (1)

Greensboro, N.C. (1)

Houston, Texas (4)

Licensee-operated retail stores:

Fredericksburg, Va. (1)

Knoxville, Tenn. (1)

Gulfport, Miss. (1)

Chesterfield, Va. (1)

Louisville, Ky. (1)

Denver, Colo. (1)

Las Vegas, Nev. (2)

In addition, we own leasehold improvements in approximately 25 stores. All of the properties noted above are operated as Bassett Furniture Direct stores.

We own our general corporate office building, one warehouse, and an outlet store all located in Bassett, Virginia. We also own leasehold improvements in our High Point, N.C., showroom.

In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities, except those indicated above as held for sale or idle, are in regular use and provide more than adequate capacity for our manufacturing needs.

The following facilities were sold and disposed of during 2005:

Bassett Upholstery Division

Hiddenite, N.C.

The following facilities were sold and disposed of during 2004:

Bassett Furniture Industries

Dublin, Ga.

The following facilities were sold and disposed of during 2003:

Bassett Upholstery

Los Angeles, Calif.

The following facilities were sold and disposed of during 2001:

Showroom

Thomasville, N.C.

Bassett Upholstery

Conover, N.C.

Bassett Upholstery

Claremont, N.C.

Warehouse

Los Angeles, Calif.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4b. EXECUTIVE OFFICERS OF THE REGISTRANT

John E. Bassett III, 47, has been with the Company since 1981 and served as Vice President of Wood Manufacturing from 1997 to 2001 and as Vice President Global Sourcing since 2001.

Jay R. Hervey, Esq., 46, has served as the General Counsel, Vice President and Secretary for the Company since 1997.

Matthew S. Johnson, 44, has been with the Company since 1984. Since 2000, he has been serving as Vice President of Merchandising and Design.

Mark S. Jordan, 52, joined the Company in 1999 as Plant Manager. In 2001, he was promoted to Vice President of Upholstery Manufacturing and in 2002 he was promoted to Vice President and General Manager-Upholstery.

Charles T. King, 43, joined the Company in 1998 as Retail Controller. In 2001, he was promoted to Vice President and Controller. In 2003, he was promoted to Vice President of Retail Finance. In 2004, he was promoted to Vice President-Retail Licensee Program.

Barry C. Safrit, 43, joined the Company as Vice President and Chief Accounting Officer in 1998. He was promoted to Vice President and Chief Financial Officer in 2001.

Keith R. Sanders, 61, joined the Company in 1998 as the Vice President of Upholstery Manufacturing . In 1999, he was promoted to Executive Vice President, Operations.

Robert H. Spilman, Jr., 49, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President.

Thomas M. Brockman, 51, joined the Company in late 2003 as Vice President of the Wood Division. From 2000 to 2003 he was the a regional Vice President of Manufacturing for Ethan Allen.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information:

Bassett’s common stock trades on the NASDAQ national market system under the symbol “BSET.” We had approximately 1,163 registered stockholders at November 26, 2005. The range of per share amounts for the high and low market prices and dividends declared for the last two fiscal years are listed below:

Quarter	Market Prices of Common Stock				Dividends Declared
	2005		2004
	High	Low	High	Low	2005	2004
First	20.26	18.00	23.47	15.48	0.20	0.20
Second	21.03	18.13	22.62	16.60	0.20	0.20
Third	20.17	18.56	21.93	17.00	0.20	0.20
Fourth	19.62	17.80	20.58	17.99	0.20	0.20

Issuer Purchases of Equity Securities

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 28 - October 1, 2005	—	n/a	—	$9,420,639
October 2 - October 29, 2005	—	n/a	—	$9,420,639
October 30 - November 26, 2005	8,600	$18.00	8,600	$9,265,838

(1)	The Company’s Board of Directors has authorized the repurchase of up to $40,000,000 in Company stock. This repurchase plan was announced on June 23, 1998.

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

	2005	2004	2003	2002	2001
Net sales	$335,207	$315,654	$316,857	$323,487	$305,676
Cost of sales	$236,390	$234,612	$234,861	$254,993	$254,456
Operating profit (loss) (1)	$1,383	$3,727	$(1,230)	$6,256	$(4,912)
Other income, net	$8,061	$7,123	$6,097	$2,854	$1,228
Income (loss) before income taxes	$9,444	$10,850	$4,867	$9,110	$(3,684)
Income taxes (benefit)	$1,881	$2,641	$462	$2,369	$(1,042)
Net income (loss)	$7,563	$8,209	$(470)	$6,741	$(2,642)
Dilted earnings (loss) per share	$0.63	$0.69	$(0.04)	$0.57	$(0.23)
Cash dividends declared	$9,433	$9,355	$9,261	$9,358	$9,378
Cash dividends per share	$0.80	$0.80	$0.80	$0.80	$0.80
Total assets	$308,656	$297,366	$279,780	$290,880	$301,403
Long-term debt	$19,054	$15,604	$—	$3,000	$7,482
Current ratio	2.13 to 1	2.66 to 1	2.78 to 1	3.02 to 1	3.19 to 1
Book value per share	$18.66	$18.85	$18.97	$19.63	$20.04
Weighted average number of shares	11,785,613	11,686,649	11,608,853	11,697,519	11,701,842

(1)	See Notes 13 and 14 to the Consolidated Financial Statements which are filed with this report for a discussion of restructuring, impaired asset and unusual charges.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is filed as part of this report on pages F-3 to F-13 and is incorporated herein by reference thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” is filed as part of this report on pages F-12 to F-13 and is incorporated herein by reference thereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes to consolidated financial statements of the Registrant and its subsidiaries and the reports of the independent registered public accounting firm are filed as part of this report on pages F-14 to F-38 and are incorporated herein by reference thereto. In addition, financial statements of the registrant’s significant non-consolidated subsidiaries are included in this Form 10-K on pages F-39 to F-58. Selected quarterly financial data for fiscal years ended November 26, 2005 and November 27, 2004 are as follows:

Quarterly Results of Operations (unaudited)

(dollars in thousands except per share data)

	First	Second	Third (2)	Fourth (2)(3)
Net sales	$80,752	$83,063	$82,743	$88,649
Gross profit	21,296	22,150	25,467	29,904
Net income	2,364	1,047	1,886	2,266
Basis earnings per share	0.20	0.09	0.16	0.19
Diluted earings per share (1)	0.20	0.09	0.16	0.19

	2004
	First	Second	Third	Fourth
Net sales	$76,568	$80,355	$78,585	$80,146
Gross profit	19,667	20,419	20,090	20,866
Net income	2,328	1,885	1,128	2,868
Basis earnings per share	0.20	0.16	0.10	0.24
Diluted earings per share (1)	0.20	0.16	0.10	0.24

(1)	The cumulative quarterly EPS amounts may not equal annual EPS due to rounding.
(2)	Includes operations of BFD-Dallas from the date of acquisition (Note 14).
(3)	Includes operations of BFD-Atlanta and BFD-UNY from their respective dates of acquisition (Note 14).

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

b. Management’s Report of Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 26, 2005 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 26, 2005, based on those criteria.

During the second quarter of 2005, we learned of an alleged theft of significant quantities of finished products over a number of years at our Mt. Airy, N.C., wood manufacturing facility. While the cumulative amount of the alleged theft may have been substantial, the related losses were reported in cost of sales for each respective period and discovery of this alleged theft has not resulted in changes to any previously reported results, therefore, we do not consider this event to be a material weakness in our internal control over financial reporting. We collected on an employee theft insurance claim to recover certain of these losses. We are cooperating with local and state law enforcement authorities in their investigation into these matters. The Company has taken steps to strengthen its internal controls over inventories and material utilization at all of its manufacturing and distribution facilities.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Our assessment of the effectiveness of our internal control over financial reporting as of November 26, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report incorporated by reference under Item 8.

c. Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained on pages 3 through 4 and page 11 of the Proxy Statement under the “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference thereto. Please see section entitled “Executive Officers of the Registrant” in Item 4b of Part I of this report for information concerning executive officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on pages 1 through 4 of the Proxy Statement under the headings “Principal Stockholders and Holdings of Management” and “Election of Directors” is incorporated herein by reference thereto.

The information included on pages 11 and 12 of the Proxy Statement under the caption “Equity Compensation Plan Information” is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included on page 12 of the Proxy Statement under the caption “Other Transactions” is incorporated herein by reference thereto.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained on pages 12 to 13 of the Proxy Statement under the caption “Audit and Other Fees” is incorporated herein by reference thereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The consolidated financial statements of the registrant and its subsidiaries are listed and filed as part of this report on pages F-1 to F-37.

International Home Furnishings Center, Inc. Financial Statements are listed and filed as part of this report on pages F-39 to F-58.

	(2)	Financial Statement Schedule:

Schedule II—Analysis of Valuation and Qualifying Accounts for the years ended November 26, 2005 November 27, 2004 and November 29, 2003 is filed as part of this report on page F-38.

	(3)	Listing of Exhibits

		3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

		3B.	Amendment to By-laws including By-laws as amended to date is incorporated herein by reference to Form 8-K filed on December 21, 2004.

		4A.	Amended and Restated Credit Agreement with a Bank Group dated October 29, 2004, is incorporated herein by reference to Form 8-K filed on November 11, 2004.

		**10A.	Bassett 1993 Long Term Incentive Stock Option Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no.33-52405) filed on February 25, 1994.

		**10B.	Bassett Executive Deferred Compensation Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		**10C.	Bassett Supplemental Retirement Income Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		**10D.	Bassett 1993 Stock Plan for Non-Employee Directors as amended is incorporated herein by reference to Form 10-K for the fiscal year ended November 25, 2000.

		**10E.	Bassett 1997 Employee Stock Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no. 333-60327) filed on July 31, 1998.

		**10F.	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Plan is incorporated herein by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on January 28, 2005.

		**10G.	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Form Grant Letter for Restricted Stock Award.

		**10H.	Bassett Furniture Directors Compensation.

		**10I.	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Stock Option Award Agreement.

		**10J.	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Grant Letter for Restricted Stock Award.

		21.	List of subsidiaries of the Registrant

		23A.	Consent of Independent Registered Public Accounting Firm

		23B.	Consent of Independent Auditors

		31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31B.	Certification of Barry C. Safrit, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32B.	Certification of Barry C. Safrit, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ Robert H. Spilman, Jr.	Date: January 30, 2006
Robert H. Spilman, Jr. President and Chief Executive Officer Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul Fulton	Date: January 30, 2006
Paul Fulton Chairman of the Board of Directors

By:	/s/ Peter W. Brown	Date: January 30, 2006
Peter W. Brown Director

By:	/s/ Howard H. Haworth	Date: January 30, 2006
Howard H. Haworth Director

By:	/s/ George W. Henderson, III	Date: January 30, 2006
George W. Henderson, III Director

By:	/s/ Dale C. Pond	Date: January 30, 2006
Dale C. Pond Director

By:	/s/ David A. Stonecipher	Date: January 30, 2006
David A. Stonecipher Director

By:	/s/ William C. Wampler, Jr.	Date: January 30, 2006
William C. Wampler, Jr. Director

By:	/s/ William C. Warden, Jr.	Date: January 30, 2006
William C. Warden, Jr. Director

By:	/s/ Barry C. Safrit	Date: January 30, 2006
Barry C. Safrit Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Bassett Furniture Industries, Incorporated and Subsidiaries

Consolidated Financial Statements

Years ended November 26, 2005, November 27, 2004 and November 29, 2003

Bassett Furniture Industries, Incorporated and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

Overview

Bassett Furniture Industries Inc., based in Bassett, Va., is a leading retailer, manufacturer and marketer of branded home furnishings. Bassett®’s products are sold primarily through Bassett Furniture Direct® stores, with secondary distribution through multi-line furniture stores, many with in-store At Home with Bassett® galleries. Bassettbaby® cribs and casegoods are sold through specialty stores and mass merchants.

Bassett Furniture Direct® (“BFD”) was created in 1997 as a single source home furnishings retail store that provides a unique combination of stylish, well-made furniture and accessories with a high level of customer service. This service includes complimentary room planning, in-home design visits, fast delivery, and custom-order furniture.

The year 2005 marked another year of change and progress for our Company. During 2005, we had two primary goals: 1) improve our retail sales and profitability, and 2) to improve our product offerings from a style and value perspective. Related to these goals, three major developments unfolded during the year: first, significant growth in the number of licensed stores in our BFD network; second, a large increase in the number of Company-owned BFD stores; and third, a continued shift from domestic manufacturing to sourcing from lower cost suppliers. We are firmly committed to retail and we are continually searching for the most profitable and efficient methods of supplying high quality furniture at moderate price points to our customers.

Our retail strategy is currently focused on continuing to improve the profitability, operations and customer experience within our BFD network. During 2005, our licensees opened 18 new stores and we opened one new Company-owned store for a total of 19 new stores. We ended 2005 with 130 stores in our BFD network. Continual improvements to the retail program are being made through more stylish product, new advertising and better delivery, service and training. We expect licensees to open between 10 and 20 new stores per year over the next several years. Interest in our BFD program remains strong from prospective licensees, but we continue to be more selective in approving new licensees.

A major component of our overall retail strategy involves our growing group of Company-owned stores. We believe a strong Company-owned retail division provides us the first-hand experience and immediate feedback to develop programs that are vitally important to the success of our entire BFD network. Pursuit of this strategy will also enable our retail division to acquire and operate additional BFD stores as viable opportunities arise. During 2005, the number of our Company-owned stores grew to 27 through the acquisition of 15 BFD stores located in Dallas, Atlanta and upstate New York. Our organizational and financial strength, combined with our retail scale, provide the platform, best practices and resources needed to drive uniformity throughout our BFD program and drive the improvement needed in the retail stores we have acquired from licensees.

An increasingly important component of our retail strategy and our balance sheet is retail real estate. We expect to continue to invest in high quality retail real estate as the BFD program continues to expand, and we may, on a selective basis, continue to provide various forms of assistance to procure retail real estate for BFD licensees, including lease/sub-lease arrangements and short term lease guarantees.

The furniture industry continues to experience a rapid shift from traditional domestic manufacturing to offshore sourcing in lower cost markets, primarily China and the Pacific Rim countries. This shift in sourcing has resulted in downward pressure on retail prices and reductions in traditional channels of sales distribution, as many retailers can source their own products rather than relying on a traditional domestic manufacturer to supply goods. We responded to these changes with our BFD program and by reducing our domestic production where we can more efficiently source product. During 2005, we made the difficult decision to close another large wood manufacturing facility, our plant located in Mt. Airy, N.C. This action resulted in reductions in headcount of approximately 300 employees and leaves us with one large wood manufacturing plant in Bassett, Va., and one small wood assembly plant in Martinsville, Va. We have closed and consolidated six wood factories over the past five years. We strive to provide our customers with home furnishings at competitive prices, and with that goal in mind will continue to evaluate the cost effectiveness of domestic production on a product by product basis.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

We define imported product as fully finished product that is sourced. In 2005, 34% of our wholesale sales were of imported product compared to 23% in 2004. Our domestic product includes certain products that contain components which are also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature, combined with importing certain product categories and major collections, provides the best combination of value and quality to our customers. We expect that overall operating margins will be positively impacted as we shift our mix of domestic versus imported product to a 50/50 mix over the next two years.

We intend to execute our strategies in such a way as to preserve our investments while simultaneously minimizing the need for borrowed funds. Maintenance of a strong balance sheet is a stated management goal and vital to our retail growth strategy. The BFD program entails key business risks, including the realization of receivables and the coverage of both direct and contingent liabilities primarily associated with retail real estate. We have established decision criteria and business disciplines aimed at minimizing potential losses from these risks.

Two key components of our balance sheet are our investments in the Bassett Industries Alternative Asset Fund, L.P. (“Alternative Asset Fund”), a limited partnership and our interest in the International Home Furnishings Center, Inc. (“IHFC”). For a description of these investments, see Notes 6 and 7 of the Consolidated Financial Statements.

Looking ahead to 2006, our primary area of focus is retail. We are fully committed to improving the customer experience at our BFD stores, continuing to improve the products in these stores, building the Bassett® brand and improving the profitability of the BFDs. This in-turn should improve the return to our shareholders.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

Investments – Investments are marked to market and recorded at their fair value. We account for the Alternative Asset Fund by marking it to market value each month based on the net asset values provided by the General Partner. Unrealized holding gains and losses, net of the related income tax effect, on available for sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold.

Retail Licensee Store Acquisitions – We account for the acquisition of retail licensee stores and related assets in accordance with SFAS No. 141, “Business Combinations”, which requires application of the purchase method for all business combinations and EITF 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination”. Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition, after settlement of previous transactions. The amount paid in excess of the fair value of net assets acquired, net of reserves, is accounted for as goodwill. We evaluate goodwill and intangible assets at the time of acquisition and annually for potential impairment.

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

Loss Reserves – We have a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability, litigation, restructuring charges, and the recoverability of deferred income tax benefits. Establishing loss reserves for these matters requires estimates and judgment with regard to maximum risk exposure and ultimate liability or realization. As a result, these estimates are often developed with the assistance of appropriate advisors, and are based on our current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcomes of these issues or the possibilities of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

Fiscal 2005 Compared to Fiscal 2004

On a consolidated basis, we reported net sales for 2005 of $335,207, an increase of $19,553 or 6.2% from sales levels attained in fiscal 2004. This increase was partially due to a $32,514 increase in wholesale shipments to our BFDs, partially offset by $21,215 of attrition in wholesale shipments to traditional stores and other channels. Also our retail sales increased $21,586, primarily due to the acquisitions of 15 BFD stores in Dallas, Atlanta and upstate New York during 2005. The Dallas BFDs became Company-owned at the end of our second quarter, and the Atlanta and upstate New York stores became Company-owned late in our third quarter.

Our BFD Store program has migrated toward more upscale and stylish product, coupled with design assistance, in-home selling, a high degree of customization, and quick delivery. This combination of features has attracted a solid backlog of potential dealers to our program. In 2005, our licensees opened 18 new BFDs and we opened one new Company-owned store for a total of 19 new stores. We terminated licenses with five BFD stores in 2005, due to dealers choosing to pursue selling strategies inconsistent with our BFD program. This resulted in a 14 store net increase in our BFD network for 2005. There were 130 stores in operation at November 26, 2005, 27 of which we own and consolidate. New licensee candidates continue to be required to meet rigorous financial and operational requirements before being approved as licensees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

Gross margin, selling, general and administrative (SG&A) expenses; and operating income were as follows for the years ended November 26, 2005 and November 27, 2004:

	2005		2004
Net sales	$335,207	100.0%	$315,654	100.0%

Gross profit	98,817	29.5%	81,042	25.7%
SG&A	91,270	27.2%	77,145	24.4%
Gain on sale of property	—	0.0%	(3,890)	-1.2%
Restructuring and impaired asset charges	6,164	1.8%	4,060	1.3%

Income from operations	$1,383	0.4%	$3,727	1.2%

Gross margin increased in 2005 largely due to the inclusion of more retail stores during 2005 and an increased sales mix of imported product. Our retail segment typically has both higher gross margins and higher SG&A expenses than our wholesale operations, therefore with our 2005 retail sales being a larger percentage of our total sales, our blended margins are higher. Improved retail acceptance of both wood and upholstery imported products also favorably impacted our margins in 2005. Additionally, 2005 margins were positively impacted by lower domestic wood inventory levels which led to reductions in accompanying LIFO inventory reserves.

SG&A expenses in 2005 increased by $14,125 from 2004 to $91,270. As a percentage of sales, SG&A increased 2.8 points from 24.4% in 2004 to 27.2% in 2005. Approximately $9,600 of this increase is due to the BFDs acquired in 2005. This increase in SG&A as a percentage of net sales was anticipated and is expected to increase in 2006 as we will consolidate a complete year of the Dallas, Atlanta and upstate New York retail operations. In addition to increased SG&A due to more Company-owned BFDs, wholesale SG&A increased to support marketing programs targeted to new product introductions, consumer research and building our brand.

At the end of the second quarter of 2005, we acquired a 76% ownership interest in BFD-Dallas, an eight store operation in the greater Dallas, Texas metropolitan area. We accounted for this transaction using the purchase method of accounting. In conjunction with this transaction, we recorded an impaired asset charge of $2,465 primarily related to an impairment of a portion of goodwill created through the transaction. During the third quarter of 2005, we consummated two transactions to acquire seven BFD stores. At the beginning of August, we acquired assets of a licensed three store BFD operation in upstate New York (“BFD-UNY”). At the end of August, we acquired an additional 36% ownership interest in BFD-Atlanta, a four store operation in Atlanta, Ga., bringing our total ownership percentage to 66%. We accounted for these transactions using the purchase method of accounting. In conjunction with these transactions, we recorded impaired asset charges of $1,739. See Note 14 for a further discussion of these transactions.

In the fourth quarter of 2005, we made the decision to cease operations at our wood manufacturing facility in Mt. Airy, N.C., and move production of certain products from the Mt. Airy facility to our wood facility in Bassett, Va., with certain other products shifted to imports. Related to this action, we recorded $1,960 in restructuring charges in the fourth quarter of 2005, of which $920 represents an estimate of the impaired asset write-down of the facility. The remaining $1,040 represents severance and employee benefits for approximately 300 employees associated with the closure of the plant (Note 13).

The effective income tax provision rate was 19.9% in 2005 and 24.3% in 2004. The income tax provision rate in 2005 and 2004 was lower than statutory rates primarily due to exclusions for tax exempt income and dividends received from our investment in the IHFC.

Net income for the year ended November 26, 2005 was $7,563 or $0.63 per diluted share. Net income for the year ended November 27, 2004 was $8,209 or $0.69 per diluted share.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

Fiscal 2004 Compared to Fiscal 2003

In 2004, our transition continued from solely a furniture manufacturer to a manufacturer/sourcer/retailer of home furnishings. Progress was made in several key areas most notably the growth of our Bassett Furniture Direct retail store program, the improved profitability of our Bassett-owned retail stores and the success of imported products within our wood division. Challenges included the closing of nine BFD stores, a continued and expected sales decrease with JCPenney and the profitability of our domestic wood operations.

On a consolidated basis, we reported net sales for 2004 of $315,654, a decrease of $1,203 or 0.4% from sales levels attained in fiscal 2003.

On a wholesale basis, we experienced a $20,200 or 13% increase in sales through the BFD store channel primarily due to licensees opening 24 BFD stores in 2004. We also experienced an increase in sales of our BassettBaby® products of nearly $5,100 through new product introductions and increased business with Babies R Us, Burlington Coat Factory and Target. These increases were offset by a $10,600 reduction in sales to JCPenney for 2004 as compared to 2003. We also experienced a $9,700 decrease in sales to regional furniture chains and independent furniture retailers. Finally, we experienced a $3,263 decrease in sales by our retail segment in 2004, primarily due to the sale of two Company-owned BFD stores in Richmond, Va., in late 2003.

In 2004, licensees opened 24 new BFD stores. We terminated our BFD licenses with nine stores in 2004, mostly due to dealers choosing to pursue selling strategies inconsistent with our BFD program and some due to poor performance. These activities in 2004 resulted in a 15 store net increase in our BFD network in 2004. There were 116 stores in operation at November 27, 2004, twelve of which we owned and consolidated.

Gross margin, selling, general and administrative (SG&A) expenses; and operating income (loss) were as follows for the years ended November 27, 2004 and November 29, 2003:

	2004		2003
Net sales	$315,654	100.0%	$316,857	100.0%

Gross profit	81,042	25.7%	81,996	25.9%
SG&A	77,145	24.4%	80,026	25.3%
Gain on sale of property	(3,890)	-1.2%	—	0.0%
Restructuring and impaired asset charges	4,060	1.3%	3,200	1.0%

Operating profit (loss)	$3,727	1.2%	$(1,230)	-0.4%

Our gross margin % remained basically unchanged in 2004. We experienced improved gross margin in our wholesale segment, primarily due to an improved mix of imported products, and slightly lower sales and margins in our retail segment.

SG&A expenses in 2004 decreased by $2,881 to $77,145. As a percentage of sales, SG&A decreased 0.9 points from 25.3% in 2003 to 24.4% in 2004. This improvement is primarily due to lower spending at our retail operations. Offsetting these reductions, our wholesale SG&A spending increased due primarily to corporate spending on professional fees incurred to document and test our system of internal controls in compliance with the Sarbanes Oxley Act of 2002 and increased spending to support marketing programs targeted to increase traffic in our BFD stores.

In the first quarter of 2004, we made the decision to close our Hiddenite, N.C., upholstery plant and consolidate our upholstery operations into our Newton, N.C., plant. We also decided to close our Hickory, N.C., BFD store and record additional impairments on two idle manufacturing facilities closed in previous years. Related to these actions, we recorded $2,840 in restructuring charges in the first quarter of 2004. $2,103 of the $2,840 restructuring charge represents an estimate of the impaired asset write-down of the facility. The remaining $737 represents severance and employee benefits for 50 employees associated with the closure of the plant and additional head count reductions at the corporate office.

In the third quarter of 2004, we decided to close our Macon, Ga., wood manufacturing plant. This plant primarily focused on home office and home entertainment. Related to the closing of the Macon, Ga., facility, we recorded $1,220 in restructuring charges in the third quarter of 2004. $250 of the $1,220 restructuring charge represents an estimate of the impaired asset write-down of the facility. The remaining $970 represents severance and employee benefits for 180 employees associated with the closure of the plant and additional headcount reductions at the corporate office.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

Income from investments is primarily earnings from our investment in the Alternative Asset Fund. Returns from these investments increased by $1,577 in 2004 from 2003 levels due to better overall market conditions. Income from unconsolidated affiliated companies decreased $585 from 2003 to 2004 due to basically flat earnings from our investment in IHFC offset by start-up losses from our investment in BFD stores in Atlanta, Ga., due to the opening of three stores during the year.

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

Segment Information:

The following is a discussion of operating results for each of our business segments. As we continue our transition towards becoming a more retail oriented company, we have strategically aligned our operating segments along either a wholesale business or retail business and accordingly have adjusted our segment disclosures and analysis. Additionally, we have an investment and real estate business, thus we have three reportable segments: Wholesale, Retail, and Investments and Real Estate. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BFD stores (independently-owned stores, Company-owned retail stores and partnership licensees) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as a contemporary furniture business and corporate selling, general and administrative expenses. Our retail segment currently consists of 27 Company-owned BFD stores in North Carolina, South Carolina, Texas, Georgia and New York. Our retail segment includes the revenues, expenses, assets (including real estate), liabilities and capital expenditures directly related to these stores. Our investments and real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee BFD stores. Although this segment does not have operating earnings, income from the segment is included in income from investments, income from unconsolidated affiliated companies and other expense in our consolidated statements of income.

Wholesale Segment

	2005		2004		2003
Net sales	$301,252	100.0%	$289,953	100.0%	$289,905	100.0%

Gross profit	68,199	22.6%	58,447	20.2%	57,823	19.9%

Operating earnings	$9,645	3.2%	$3,703	1.3%	$4,750	1.6%

On a wholesale basis, we had net sales of $301,252, which represents an $11,299 or 3.9% increase from sales levels attained in fiscal 2004. This increase was primarily due to a $32,514 increase in sales to the BFD store channel which included 19 new BFD stores. In 2005, 68% of wholesale shipments were made to BFDs compared to 60% in 2004. Additionally, we experienced a $21,215 decrease in sales to regional furniture chains, independent furniture retailers and other customers primarily due in part to opening BFD stores in certain markets previously served by an independent retailer and the transition of our product line around the BFD store program. In 2006, we expect continued growth in sales to BFDs to more than offset continued attrition in sales to non-BFD customers. We also expect sales to BFDs to exceed 70% of total wholesale shipments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

Over the past three years, our wholesale segment has closed three wood plants and one upholstery plant. At the end of 2005, five plants were in operation; one large wood manufacturing plant in Bassett, Va., one small wood assembly plant in Martinsville, Va., one fiberboard supply facility in Virginia, one upholstery facility in North Carolina and one contemporary upholstery facility in Virginia. We believe our manufacturing capacity is better aligned with our BFD business and current demand.

Wholesale shipments	2005		2004		2003
Wood	$179,786	59.7%	$177,784	61.3%	$181,630	62.7%
Upholstery	114,372	38.0%	103,478	35.7%	99,270	34.2%
Other	7,094	2.4%	8,691	3.0%	9,005	3.1%

Total	$301,252	100.0%	$289,953	100.0%	$289,905	100.0%

Our wood operations experienced increased shipments in 2005 as compared to 2004. This was primarily due to continued improvement in customer acceptance of our wood products and an increased number of BFDs providing a more favorable sales channel for our goods as compared to traditional furniture stores. Our “Continental Sketchbook” imported wood bedroom suite was well received at retail in 2005 and we introduced two imported bedroom suites in 2005 (“West End” and “Elway Home”), which we believe will lead to continued growth in this segment in 2006. In 2005, we also introduced our first Simply Yours® bedroom suite. This suite, domestically manufactured offers numerous options including size, color, style and hardware. Our Martinsville, Va., plant has experienced success with the Simply Yours® casual dining program which affords numerous options allowing the consumer to customize their casual dining furniture. Our casual dining program offers an abundance of options (seat, leg, top, color and style).

Our upholstery operations experienced solid growth in 2005. The sales increases were led by our imported leather products which offer value in the middle price points with numerous options available to upgrade. Additionally, we continue to offer our Simply Yours® custom made upholstery program which delivers custom made upholstery into the consumers’ home in 30 days or less. In 2005, we expanded our Simply Yours® upholstery program to include three different sizes allowing more applications to residential settings with varying scale. Our upholstery products are experiencing a greater sales percentage in our BFD stores relative to the percentage shipped to traditional furniture stores. This is primarily attributable to our custom upholstery design center in each BFD store. As the number of BFD stores increase, we expect upholstery sales and contribution to profit and overhead to increase.

Our wholesale segment gross margin improved 2.4 percentage points from 20.2% in 2004 to 22.6% in 2005. This improvement was primarily driven by increased sales volumes and an improved mix of imported products. Additionally, margins were positively impacted by lower domestic wood inventory levels which led to reductions in accompanying LIFO inventory reserves. Our gross margin improved by 0.3 points from fiscal 2003 to fiscal 2004 due principally to improved sales mix of imported products offset by challenges in our domestic wood production related to plant closings and transitions of product.

Operating earnings improved significantly in 2005 due to a combination of sales growth, shift to more imported product and efforts to reduce our wholesale segment’s cost structure. Operating earnings decreased slightly from 2003 to 2004 due primarily to increases in raw material costs and overall corporate spending.

Retail Segment – Company-Owned Retail Stores

	2005		2004		2003
Net sales	$70,480	100.0%	$48,894	100.0%	$52,157	100.0%

Gross profit	30,619	43.4%	22,598	46.2%	24,322	46.6%

Operating earnings (losses)	$(1,553)	-2.2%	$172	0.4%	$(2,780)	-5.3%

In 2005, our retail segment underwent significant changes. We increased our number of Company-owned BFD stores from 14 to 27 primarily through our acquisitions of 15 total retail licensee stores in Dallas, Atlanta and upstate New York. Additionally, during our third quarter of 2005, we sold two Company-owned stores in Las Vegas, Nev., to an independent licensee for approximately net book value. We believe having a substantial Company-owned store group will provide us better first-hand retail experience that will allow us to make our entire BFD program more successful.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

Net sales for the retail segment increased by 44% in 2005 from 2004, primarily due to having additional stores operating in 2005. For our 11 stores that were in operation in both 2005 and 2004, we experienced slight sales increases, primarily due to a higher average ticket, better closing ratios and more in-home sales compared to 2004. These increases were primarily due to changes in sales management and design consultants in these stores. Our retail segment experienced a 6.2% decrease in net sales from 2003 to 2004, primarily due to our sale of two stores in Richmond, Va., in late 2003.

Our gross margin decrease in 2005 is due to both internal and external challenges in the retail furniture business. Externally, new competitors, lower prices and a tough economy combined to make 2005 a difficult year for furniture retail. Internally, the pricing methods and inventory management practices in the 15 BFD stores that were acquired during the year resulted in less than acceptable gross margins for the retail division. The Company is currently reviewing its retail pricing policies and strengthening its inventory management practices to improve profitability for the retail division in 2006.

Operating earnings for 2005 decreased by $1,725 from 2004 levels. This decrease is primarily due to the 15 acquired stores which negatively impacted operating earnings by approximately $2,000 due to losses resulting from lower sales and gross margin levels. In Dallas, Atlanta and upstate New York we are implementing the improvement initiatives utilized by our four stores in the Carolinas, which have experienced operating earnings improvement in 2005. These changes, in addition to the new retail pricing policies and inventory practices should improve operating results in these stores in 2006.

In 2004, we experienced a $2,952 improvement in operating income primarily due to actions taken in 2004 and 2003 to significantly reduce spending in the areas of advertising, overhead and occupancy costs. Additionally, the sale of the two Richmond, Va., stores in late 2003 reduced SG&A expenses and removed the prospect for operating losses for the two Richmond, Va., stores in 2004.

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

Our retail growth strategy is currently focused on developing a more uniform set of business practices to assist licensees in the operations of BFD stores and working with licensees to improve the profitability of their BFD stores. We plan to utilize our retail segment to develop best practices and drive the uniformity in our BFD program that we believe is key to the overall success of our BFD program.

Investment and Real Estate Segment

Our investments and real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee BFD stores. Although this segment does not have operating earnings, income from the segment is included in income from investments, income from unconsolidated affiliated companies and other expense in our consolidated statements of income.

Liquidity and Capital Resources

Our November 26, 2005, balance sheet, with minimal borrowings on our revolving line of credit and a sizeable investment portfolio, remains strong and continues to bolster our retail growth strategy, which includes entering into operating leases and lease and loan guarantees for our BFD licensees. Our primary sources of funds have been our cash flow from operations, income from investments, including dividends from IHFC, and our bank line of credit. The primary sources of cash in 2005 were reductions in inventories, our investment portfolio and our bank line of credit. Cash was primarily used in 2005 to repay debt assumed with our 2005 retail acquisitions, invest in capital expenditures and pay dividends. The primary source of cash in 2004 was cash flow from operations and our investment portfolio. Cash was used in 2004 to increase inventory levels to better service our customers, purchase retail real estate and the pay dividends. The primary sources of cash for fiscal 2003 were reductions in working capital (primarily inventories), sales of investments and dividends from an affiliate. Cash was used in 2003 to fund capital spending (including retail real estate), repay debt and pay dividends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

The current ratio for the past two years was 2.13 to 1 and 2.66 to 1, respectively. Working capital was $54,716 at November 26, 2005, and $64,128 at November 27, 2004.

Net cash generated by (used in) operating activities was $12,095, ($4,685) and $22,561 in fiscal 2005, 2004 and 2003, respectively. The increase in operating cash from 2004 to 2005 was primarily related to reductions in domestic wood inventories. The reduction in operating cash from 2003 to 2004 was primarily related to increases in inventories of imported finished goods and imported component parts.

As noted on the accompanying consolidated balance sheet and statement of cash flows, we segregate property and equipment into two groups: (1) property and equipment utilized by our wholesale and retail segments and (2) retail real estate utilized by BFD licensees. In 2005, we purchased $4,804 of machinery, equipment and technology utilized by our wholesale and retail segments. In 2005, we invested $6,286 in for retail real estate utilized by BFD licensees.

In 2004, we purchased $7,866 of machinery and equipment and retail real estate utilized by our wholesale and retail segments. This amount included $3,397 of cash payments related to our acquisition of five properties utilized by Company-owned BFD stores. In addition to these cash payments in 2004, we assumed $16,231 of notes payable. In 2004, we also invested $3,177 into BFD store properties utilized by BFD licensees. Our 2004 proceeds from the sales of property and equipment include proceeds received from the sale of our California upholstery facility and our Dublin, Ga., wood manufacturing facility.

Both purchases and proceeds from the sales of investments relate primarily to the active management of a portion of our overall investment portfolio. During the year, marketable securities are bought and sold generating proceeds, purchases, gains and losses. Dividends from an affiliate represent cash distributions from our investment in the International Home Furnishings Center (“IHFC”). Our investment in IHFC reflects a credit balance and is shown in the liabilities section of our balance sheet as distributions in excess of affiliate earnings. Based on current and expected future earnings of IHFC, we believe that the market value of this investment is positive and substantially greater than its current negative book value. The financial statements of IHFC are included in our Form 10-K.

Net cash used in financing activities was $9,128, $7,741 and $13,918 in fiscal 2005, 2004 and 2003, respectively. Cash dividends to shareholders and a share repurchase plan have been the primary financing uses of cash in each year. During 2005, we amended our bank credit facility to address restrictive covenants and to extend the facility through November 2007. At November 26, 2005, borrowings under this facility totaled $3,000. The interest rate on this facility was 5.59% at November 26, 2005, based on LIBOR plus 1.5%. We purchased and retired 8,600 shares of Common Stock during 2005. These purchases were part of our stock repurchase program, approved in 1998, which allows us to repurchase shares for an aggregate purchase price not to exceed $40,000. The average cost of the shares purchased in 2005 was $18.00, resulting in a total expenditure of $155. We purchased and retired 44,800 shares of Common Stock for $772 during 2004 and 89,278 of shares of Common Stock for $1,193 during fiscal 2003.

Our consolidated financial statements are prepared on the basis of historical dollars and are not intended to show the impact of inflation or changing prices. Neither inflation nor changing prices has had a material effect on our consolidated financial position and results of operations in prior years.

We currently anticipate that manufacturing capital spending for fiscal 2006 will approximate $5,000, primarily for machinery and equipment and technology. Capital spending for retail real estate is expected to be approximately $3,500. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to our rate of growth, our operating results and any other adjustments in our operating plan needed in response to competition, acquisition opportunities or unexpected events. We believe that our existing cash and investment portfolio, and our borrowing capacity, together with cash provided by operations, will be more than sufficient to meet our capital expenditure and working capital requirements through 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

Contractual Obligations and Commitments:

We enter into contractual obligations and commercial commitments in the ordinary course of business. (See Note 16 for a further discussion of these obligations.) The following table summarizes our contractual payment obligations and other commercial commitments.

	2006	2007	2008	2009	2010	Thereafter	Total
Other long-term liabilities	$1,468	$1,444	$1,425	$1,422	$1,435	$2,014	$9,208
Real estate notes payable	460	499	541	589	8,229	5,286	15,604
Long-term debt	129	3,663	230	17	—	—	4,039
Letters of credit	3,634	—	—	—	—	—	3,634
Operating leases	11,088	10,889	10,264	9,974	9,868	38,123	90,206
Lease guarantees	9,464	2,972	1,852	1,446	1,317	1,345	18,396
Loan guarantees	6,453	4,127	1,944	211	—	—	12,735
Purchase obligations (1)	—	—	—	—	—	—	—

Total	$32,696	$23,594	$16,256	$13,659	$20,849	$46,768	$153,822

(1)	The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. At the end of fiscal year 2005, we had $36,600 in open purchase orders, primarily for imported inventories, which are in the ordinary course of business.

Off-Balance Sheet Arrangements:

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of BFD stores. We have guaranteed certain lease obligations of licensee operators of the BFD stores, as part of our retail expansion strategy. We also have guaranteed loans of certain of our BFD dealers to finance initial inventory packages for these stores. See Contractual Obligations and Commitments table above and Note 16 to the Consolidated Financial Statement for further discussion of operating leases, lease guarantees and loan guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

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

Market Risk:

We are exposed to market risk for changes in market prices of our various types of investments. Our investments include marketable securities and an investment partnership (Alternative Asset Fund). We do not use these securities for trading purposes and are not party to any leveraged derivatives.

Our marketable securities portfolio, which totaled $25,297, at November 26, 2005, is diversified among ten different money managers and twenty-five different medium to large capitalization interests. Although there are no maturity dates for our equity investments, we have plans to partially liquidate our current marketable equity securities portfolio on a scheduled basis over the next four to six years. Maturity dates on other investments in the portfolio range from one to six years.

The Bassett Industries Alternative Asset Fund L.P was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of the Alternative Asset Fund. We and the General Partner are currently the only two partners. The objective of the Alternative Asset Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In general, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in the Alternative Asset Fund, which totaled $51,593 at November 26, 2005, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to the Alternative Asset Fund is limited to the amount of the Alternative Asset Fund investment in each of the funds.

We account for our investments by marking them to market value each month based on the net asset values provided by the General Partner. The hedge funds and portfolio managers provide the General Partner with estimated net asset values on a monthly basis that represent the amount the partnership would receive if it were to liquidate its investments in the investee funds. The partnership may redeem part of its investments as of the end of each quarter or calendar year, with no less than 45 days prior written notice (See Note 6 of the Consolidated Financial Statements).

Safe-harbor, forward-looking statements:

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and Subsidiaries. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•	competitive conditions in the home furnishings industry

•	general economic conditions

•	overall consumer demand for home furnishings

•	BFD store openings

•	BFD store closings and the profitability of BFD stores (independent licensees, Company-owned retail stores and partnership licensees)

•	fluctuations in the cost and availability of raw materials, labor and sourced products (including foam and certain petroleum based products)

•	results of marketing and advertising campaigns

•	information and technology advances

•	ability to execute new global sourcing strategies

•	performance of our investment portfolio

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•	effects of profit improvement initiatives in our wholesale segment

Consolidated Balance Sheets

Bassett Furniture Industries, Incorporated and Subsidiaries

November 26, 2005, and November 27, 2004

(In thousands, except share and per share data)

	2005	2004
Assets

Current assets
Cash and cash equivalents	$7,109	$4,022
Accounts receivable, net	37,069	40,507
Inventories, net	48,887	47,285
Deferred income taxes	5,188	4,130
Assets held for sale, net	1,185	2,753
Other current assets	3,626	3,980

Total current assets	103,064	102,677

Property and equipment, net	64,325	69,921

Investments	76,890	73,520
Retail real estate, net	31,959	23,407
Notes receivable, net	15,768	14,642
Other, net	16,650	13,199

	141,267	124,768

Total assets	$308,656	$297,366

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$19,421	$19,948
Accrued compensation and benefits	7,094	6,846
Customer deposits	7,525	3,225
Other accrued liabilities	14,308	8,530

Total current liabilities	48,348	38,549

Long-term liabilities
Employee benefits	9,208	9,423
Long-term debt	3,910	—
Real estate notes payable	15,144	15,604
Distributions in excess of affiliate earnings	11,833	12,578

	40,095	37,605

Commitments and Contingencies

Stockholders’ equity
Common stock, par value $5 a share, 50,000,000 shares authorized, issued and outstanding - 11,804,458 in 2005 and 11,735,967 in 2004	59,022	58,680
Retained earnings	156,471	158,341
Additional paid-in-capital	2,068	1,373
Accumulated other comprehensive income - unrealized holding gains, net of income tax	2,652	2,818

Total stockholders’ equity	220,213	221,212

Total liabilities and stockholders’ equity	$308,656	$297,366

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Consolidated Statements of Income

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 26, 2005, November 27, 2004 and November 29, 2003

(In thousands, except share and per share data)

	2005	2004	2003
Net sales	$335,207	$315,654	$316,857
Cost of sales	236,390	234,612	234,861

Gross profit	98,817	81,042	81,996

Selling, general and administrative expenses	91,270	77,145	80,026
Gain on sale of property, net	—	(3,890)	—
Restructuring, impaired asset charges and other unusual items	6,164	4,060	3,200

Income (loss) from operations	1,383	3,727	(1,230)

Income from investments, net	6,743	7,080	5,503
Income from unconsolidated affiliated companies, net	6,045	5,566	6,151
Interest expense	(3,242)	(2,783)	(1,713)
Other expense, net	(1,485)	(2,740)	(3,844)

Income before income tax provision and cumulative effect of accounting change	9,444	10,850	4,867

Income tax provision	(1,881)	(2,641)	(462)

Income before cumulative effect of accounting change	7,563	8,209	4,405

Cumulative effect of accounting change, net of income tax of $3,200	—	—	(4,875)

Net income (loss)	$7,563	$8,209	$(470)

Net income (loss) per share
Basic earnings (loss) per share:
Income before cumulative effect of accounting change	$0.64	$0.70	$0.38
Cumulative effect of accounting change	—	—	(0.42)

Net income (loss) per share	$0.64	$0.70	$(0.04)

Diluted earnings (loss) per share:
Income before cumulative effect of accounting change	$0.63	$0.69	$0.38
Cumulative effect of accounting change	—	—	(0.42)

Net income (loss) per share	$0.63	$0.69	$(0.04)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 26, 2005, November 27, 2004 and November 29, 2003

(In thousands, except share and per share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total

	Shares	Amount
Balance, November 30, 2002	11,660,587	$58,303	$—	$169,789	$1,551	$229,643

Net loss	—	—	—	(470)	—	(470)
Net change in unrealized holding gains	—	—	—	—	980	980

Comprehensive income						510
Dividends ($.80 per share)	—	—	—	(9,261)	—	(9,261)
Issuance of common stock	28,627	143	176	—	—	319
Purchase and retirement of common stock	(89,278)	(446)	(176)	(571)	—	(1,193)

Balance, November 29, 2003	11,599,936	58,000	—	159,487	2,531	220,018

Net income	—	—	—	8,209	—	8,209
Net change in unrealized holding gains	—	—	—	—	287	287

Comprehensive income						8,496
Dividends ($.80 per share)	—	—	—	(9,355)	—	(9,355)
Issuance of common stock	180,831	904	1,683	—	—	2,587
Purchase and retirement of common stock	(44,800)	(224)	(548)	—	—	(772)
Tax benefit from exercise of options	—	—	238	—	—	238

Balance, November 27, 2004	11,735,967	58,680	1,373	158,341	2,818	221,212

Net income	—	—	—	7,563	—	7,563
Net change in unrealized holding gains	—	—	—	—	(166)	(166)

Comprehensive income						7,397
Dividends ($.80 per share)	—	—	—	(9,433)	—	(9,433)
Issuance of common stock	75,584	377	761	—	—	1,138
Purchase and retirement of common stock	(7,093)	(35)	(89)	—	—	(124)
Tax benefit from exercise of options	—	—	49	—	—	49
Unamortized stock compensation	—	—	(26)	—	—	(26)

Balance, November 26, 2005	11,804,458	$59,022	$2,068	$156,471	$2,652	$220,213

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 26, 2005, November 27, 2004 and November 29, 2003

(In thousands)

	2005	2004	2003
Operating Activities
Net income (loss)	$7,563	$8,209	$(470)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,674	10,151	10,521
Equity in undistributed income of investments
and unconsolidated affiliated companies	(11,011)	(10,708)	(11,234)
Provision for write-down of impaired assets	5,124	2,353	1,530
Cumulative effect of accounting change, net	—	—	4,875
Provision for losses on trade accounts receivable	2,603	1,430	604
Net gain from sales of investment securities	(1,379)	(1,188)	(289)
Net gain from sales of property and equipment	—	(3,890)	(60)
Deferred income taxes	(1,440)	1,876	(1,154)
Changes in employee benefit liabilities	(215)	(401)	(328)
Changes in operating assets and liabilities, exclusive of assets and liabilities impacted by business combinations:
Accounts receivable, net	(7,666)	(2,707)	307
Inventories, net	4,172	(10,831)	11,144
Other current assets	587	(1,491)	6,487
Notes receivable, net	851	830	—
Accounts payable and accrued liabilities	3,232	1,682	628

Net Cash Provided By (Used In) Operating Activities	12,095	(4,685)	22,561

Investing Activities
Purchases of property and equipment	(4,804)	(7,866)	(3,619)
Purchases of retail real estate	(6,286)	(3,177)	(2,596)
Proceeds from sales of property and equipment	1,644	8,362	729
Proceeds from sales of investments	17,454	24,019	26,776
Purchases of investments	(14,339)	(24,979)	(21,776)
Dividends from an affiliate	5,623	5,623	5,154
Acquisition of retail licensee stores, net of cash acquired	67	—	—
Other, net	761	(715)	499

Net Cash Provided By Investing Activities	120	1,267	5,167

Financing Activities
Borrowings (repayments) under revolving credit arrangement, net	3,000	—	(3,000)
Repayments of long-term debt	(3,145)	—	—
Repayments of real estate notes payable	(460)	(201)	(783)
Issuance of common stock, net	1,065	2,587	319
Repurchases of common stock	(155)	(772)	(1,193)
Cash dividends	(9,433)	(9,355)	(9,261)

Net Cash Used In Financing Activities	(9,128)	(7,741)	(13,918)

Change In Cash And Cash Equivalents	3,087	(11,159)	13,810
Cash And Cash Equivalents - beginning of year	4,022	15,181	1,371

Cash And Cash Equivalents - end of year	$7,109	$4,022	$15,181

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Bassett Furniture Industries, Incorporated and Subsidiaries

(In thousands, except share and per share data)

1. Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, “the Company”) based in Bassett, Va., is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s products, designed to provide quality, style and value, are sold through Bassett Furniture Direct® stores, At Home with Bassett® galleries, and other furniture stores. Bassett’s full range of furniture products and accessories are sold through an exclusive network of 130 retail stores known as Bassett Furniture Direct (“BFD”), of which 97 are independently owned (“licensee operated”), 27 are controlled and consolidated by the Company (“Company-owned retail stores”) and 6 are operated by joint ventures (“partnership licensees”), as well as over 1,000 furniture and department stores located throughout the United States. The Company has five domestic manufacturing facilities.

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

Accounts Receivable and Notes Receivable

Substantially all of our trade accounts receivable and notes receivable are due from customers located within the United States. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Allowances for doubtful accounts were $5,226 and $5,551 at November 26, 2005, and November 27, 2004, respectively. Accounts and notes receivable are generally secured by liens on merchandise sold to licensees.

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable subject us to credit risk partially due to the concentration of amounts due from customers. In 2005 and 2004, no customer accounted for more than 10% of total net sales or total accounts receivable in the periods presented.

Inventories

Inventories (finished goods, work in process and raw materials) are stated at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the last-in, first-out (“LIFO”) method. The cost of imported inventories is determined on a first-in, first-out (“FIFO”) basis. Inventories recorded under the LIFO method represented 51% and 60% of total inventory at November 26, 2005, and November 27, 2004, respectively. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Property and Equipment

Property and equipment is comprised of all land, buildings and leasehold improvements and machinery and equipment used in the manufacturing and warehousing of furniture, our Company-owned retail operations and the administration of the wholesale and Company-owned retail operations. This property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the respective assets utilizing the straight-line method. Buildings and improvements are generally depreciated over a period of 10 to 39 years. Machinery and equipment are generally depreciated over a period of 5 to 10 years. Leasehold improvements are amortized based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Retail Real Estate

Retail real estate is comprised of owned and leased properties utilized by licensee operated BFD stores. These properties are located in high traffic, upscale locations that are normally occupied by large successful national retailers. This real estate is stated at cost and depreciated over the useful lives of the respective assets utilizing the straight line method. Buildings and improvements are generally depreciated over a period of 10 to 39 years. Machinery and equipment are generally depreciated over a period of 5 to 10 years. Leasehold improvements are amortized based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter. As of November 26, 2005 and November 27, 2004, the cost of retail real estate included land of $6,451 and $3,556, respectively, and building and leasehold improvements of $29,007 and $22,815, respectively. As of November 26, 2005 and November 27, 2004, accumulated depreciation of retail real estate was $3,499 and $2,964, respectively. Depreciation expense was $1,240, $962 and $716 in 2005, 2004 and 2003, respectively.

Goodwill

Intangible assets consist of goodwill and trademarks. Effective with the Company’s adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” on January 1, 2002, goodwill and intangible assets with identifiable lives are no longer amortized, but instead tested for impairment. Intangible assets are reviewed for impairment annually or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if future cash flows of the related assets are less than their carrying values. Goodwill amounted to $2,448 and $200 at November 26, 2005, and November 27, 2004, respectively. Identified intangibles amounted to $710 at November 26, 2005. Accumulated amortization was $73 at November 27, 2005.

Impairment of Long Lived Assets

We periodically evaluate whether events or circumstances have occurred that indicate long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on discounted cash flows or appraised values depending on the nature of the assets. The long-term nature of these assets requires the estimation of its cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test.

Investments

Our investments consist of a portfolio of marketable securities and the Bassett Industries Alternative Asset Fund (“Alternative Asset Fund”). We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold. All investments are marked-to-market and recorded at their fair value. Gains and losses on financial instruments that do not qualify as accounting hedges are recorded as other income or expense. Investments in the Alternative Asset Fund are valued on the basis of net asset value, with the resultant difference from the prior valuation included in the accompanying statements of income. The net asset value is determined by the investee fund based on its underlying financial instruments as provided by the General Partner.

Retail Licensee Store Acquisitions

We account for the acquisition of retail licensee stores and related assets in accordance with SFAS No. 141, “Business Combinations”, which requires application of the purchase method for all business combinations and EITF 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination”. Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition, after settlement of previous transactions. The amount paid in excess of the fair value of net assets acquired, net of reserves, is accounted for as goodwill. We evaluate goodwill and intangible assets at the time of acquisition and annually for potential impairment.

Unconsolidated Affiliated Companies

The equity method of accounting is used for our investments in affiliated companies in which we exercise significant influence but do not maintain operating control. For equity investments that have been reduced to zero through equity method losses, additional equity losses incurred have reduced notes receivable from the investee.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer. We offer terms varying from 30 to 60 days for wholesale customers. Estimates for returns and allowances and advertising arrangements have been recorded as a reduction to revenue.

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

Earnings per Share

Basic earnings (loss) per share is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share also considers the dilutive effect for stock options and restricted stock.

Stock-Based Compensation

As permitted by SFAS No. 123, “Stock-Based Compensation,” we have continued to measure compensation expense for our stock-based employee/director compensation plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Pro forma disclosures of net income (loss) and earnings (loss) per share are presented as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense over the vesting period for the periods required by the statement. We measure expense for stock options granted to non-employees based on the fair value of the goods or services received. The following pro forma information is presented as if we had adopted the fair value method for recognition purposes under SFAS No. 123.

	November 26, 2005	November 27, 2004	November 29, 2003
Net income (loss):
As reported	$7,563	$8,209	$(470)
Less: pro forma expense, net of tax, related to stock options	(49)	(1,275)	(401)

Pro forma net income (loss)	$7,514	$6,934	$(871)

Earnings (loss) per share:
Basic earnings (loss) per share
As reported	$0.64	$0.70	$(0.04)
Pro forma	0.64	0.59	(0.08)
Diluted earnings (loss) per share
As reported	0.63	0.69	(0.04)
Pro forma	0.63	0.58	(0.08)

No options were granted during 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	November 27, 2004	November 29, 2003
Expected lives	5 years	5 years
Risk-free interest rate	3.0%	3.0%
Expected volatility	40.0%	40.0%
Dividend yield	4.0%	6.0%

Shipping and Handling Costs

Costs incurred to deliver retail merchandise to customers are expensed and recorded in selling, general and administrative expense and totaled $2,385 for 2005, $1,437 for 2004 and $1,836 for 2003. Shipping and handling costs associated with wholesale sales to independent licensees and other customers are borne by the purchaser.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred. Advertising costs, totaled $9,278, $9,881 and $9,110 and are included in selling, general and administrative expenses in 2005, 2004 and 2003, respectively.

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

Variable Interest Entities

In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses the consolidation of certain business enterprises (“variable interest entities” or “VIEs”), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46R requires an entity to assess its equity investments, among other interests, to determine if they are variable interest entities. As defined in FIN 46R, VIEs are contractual, ownership or other interests in entities that change with the changes in the entities’ net asset value. Variable interests in an entity may arise from guarantees, leases, borrowings and other arrangements with the VIE. An entity that will absorb a majority of the variable interest entity’s expected losses or expected residual returns, as defined in FIN 46R, is considered the primary beneficiary of the VIE. Under FIN 46R, the primary beneficiary must include the VIE’s assets, liabilities and results of operations in its consolidated financial statements.

We analyzed our partnership licensee and our independent licensees under the requirements of the Revised Interpretation. All of these licensees operate as Bassett Furniture Direct stores and are furniture retailers. We sell furniture to these licensees, and in some cases have extended credit beyond normal terms, made lease guarantees, guaranteed loans, or loaned directly to the licensees. Consistent with our critical accounting policies, we have recorded reserves for potential exposures related to these licensees. See Note 16 for disclosure of leases, lease guarantees and loan guarantees. Based on financial projections and best available information, substantially all licensees have sufficient equity to carry out their principal operating activities without subordinated financial support. As previously disclosed, in 2003, we determined one licensee, LRG Furniture, LLC (“LRG”), is a VIE for whom we are the primary beneficiary and accordingly adopted FIN 46R for LRG in the fourth quarter of fiscal year 2003. Adopting FIN 46R for LRG required us to consolidate LRG as of the beginning of 2003. Upon consolidation of LRG, we recognized a cumulative effect of an accounting change, amounting to ($4,875) (net of income tax benefit of $3,200) or ($.42) per diluted share. We completed our assessment for other potential VIEs, and concluded that these entities were not required to be consolidated by us. Since adoption of FIN 46R, we have and will continue to reassess the status of potential VIEs including when facts and circumstances surrounding each potential VIE change.

Recent Accounting Pronouncements

SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

This statement is effective for the beginning of the first annual reporting period that begins after June 15, 2005, therefore, we will adopt the standard in the first quarter of fiscal 2006 using the modified prospective method. As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognize no compensation cost for employee stock options. Although we have not completed our assessment, we believe the impact on our consolidated financial position or results or operations will not be material given the current number of outstanding stock options. The effect on our results of operations of expensing stock options using the Black-Scholes method is presented in the disclosure of pro forma net income and earnings per share in Note 2. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (““APB 29”), and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the Company will adopt this Statement in the first quarter of 2006. The Company currently does not anticipate that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractible to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2004 and we will adopt this provision, as applicable, during fiscal year 2006.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 “Accounting for Asset Retirement Obligations (“SFAS No. 143”)” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005, and we will adopt this provision, as applicable, during fiscal year 2006.

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

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Reclassifications

For comparative purposes, certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation.

3. Inventories

Inventories consist of the following:

	November 26, 2005	November 27, 2004
Finished goods	$35,773	$35,893
Work in process	1,779	2,171
Raw materials and supplies	12,113	17,874
Retail merchandise	14,447	8,285

Total inventories on first-in, first-out cost method	64,112	64,223
LIFO adjustment	(15,225)	(16,938)

	$48,887	$47,285

During 2005 and 2003, we liquidated certain LIFO inventories, which decreased cost of sales by approximately $1,713 and $2,600, respectively.

4. Sale of California Upholstery Plant

During 2004, we received the proceeds from the sale of our California Upholstery facility and recognized a gain of $3,890. This facility was closed and sold in 2003 and the transaction was financed with a short-term Company note. Accordingly the gain was recognized in 2004 when proceeds were received.

5. Property and Equipment

	November 26, 2005	November 27, 2004
Land	$9,229	$12,158
Buildings and leasehold improvements	59,879	56,583
Machinery and equipment	113,177	109,628

	182,285	178,369
Less accumulated depreciation	(117,960)	(108,448)

	$64,325	$69,921

Depreciation expense for property and equipment was $8,268, $9,069 and $8,977 in 2005, 2004 and 2003, respectively. Net book value of property and equipment utilized by Company-owned stores for 2005 and 2004, was $25,966 and $29,678, respectively.

6. Investments

Our investments consist of a 99.8% interest in the Alternative Asset Fund and a portfolio of marketable securities.

	November 26, 2005	November 27, 2004
Alternative Asset Fund	$51,593	$46,593
Marketable Securities	25,297	26,927

	$76,890	$73,520

The Alternative Asset Fund commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (General Partner) of the Alternative Asset Fund. Bassett and the General Partner are the only two partners. The objective of the Alternative Asset Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi- strategy and other market - neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

reputation, experience, training and investment philosophy. In general, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in the Alternative Asset Fund, which totaled $51,593 at November 26, 2005, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk.

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

	November 26, 2005	November 27, 2004
Styx Partners, L.P.	$21,299	$19,067
HBK Fund, L.P.	11,543	10,598
Contrarian Capital Trade Claims, L.P.	8,604	7,263
Drawbridge Special Opportunities Fund, L.P.	5,350	—
DB Zwim Special Opportunities Fund, L.P.	4,323	—
Merced Partners, L.P.	—	9,094
Cash and Other	474	571

	$51,593	$46,593

Our earnings from the Alternative Asset Fund were $5,000, $5,142 and $5,083 for 2005, 2004 and 2003, respectively. In 2005, we received no cash distributions. We received distributions of $3,800 and $17,000 from the sales of investments in the Alternative Asset Fund in 2004 and 2003, respectively.

Investments in marketable securities are held as “available for sale”. The net change in unrealized holding gains is recorded in accumulated other comprehensive income, net of taxes of ($93) for 2005, $162 for 2004 and $551 for 2003.

Cost and unrealized holding gains of marketable securities are as follows:

	November 26, 2005	November 27, 2004
Fixed income securities	$5,658	$6,238
Equity Securities	15,495	16,286

Total Cost	21,153	22,524
Unrealized holding gains	4,144	4,403

Fair value	$25,297	$26,927

7. Unconsolidated Affiliated Companies

International Home Furnishings Center:

The International Home Furnishings Center (“IHFC”) owns and leases showroom space in High Point, North Carolina. Our ownership interest is 46.9% and is accounted for using the equity method. Our investment reflects a credit balance due to our cumulative receipt of dividends exceeding our cumulative portion of IHFC’s earnings. Our investment reflects a credit balance of $11,833 and $12,578 at November 26, 2005 and November 27, 2004, respectively, and is reflected in the liabilities section in the accompanying consolidated balance sheets as distributions in excess of affiliate earnings. This negative book value resulted from IHFC’s refinancing of its real estate based on the market value of the property. Our share of earnings and dividends from this investment were $6,367 and $5,623, respectively in 2005, $6,116 and $5,623, respectively in 2004 and $6,025 and $5,154, respectively in 2003. We lease 85,000 square feet of showroom space from IHFC, 2.5% of the total space available for lease, at competitive market rates. The complete financial statements of IHFC are included in our annual Form 10-K. Based on current and expected future earnings of IHFC, we believe that the market value of this investment is positive and substantially greater than its book value of negative $11,833 at November 26, 2005.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Summarized combined financial information for IHFC is as follows:

	2005	2004	2003
Current assets	$25,015	$32,600	$33,498
Non-current assets	46,229	47,279	49,757
Current liabilities	17,756	18,936	19,201
Long-term liabilities	115,025	124,370	129,767
Revenues	46,411	44,965	43,518
Net income	13,591	13,053	12,860

Partnership licensees:

As part of our retail expansion strategy, we made equity investments in two licensee operators of our BFD store program. In 2002, we purchased a 30% ownership interest in BFD Northeast, LLC (“BFDNE”) for $600. BFDNE is developing BFD retail stores in New England. As of November 26, 2005, BFDNE operates six BFD stores. Sales to BFDNE were $11,440, $11,581 and $8,667 for 2005, 2004 and 2003, respectively, and we had notes and accounts receivables of $2,537 and $3,319 due from BFDNE at November 26, 2005 and November 27, 2004, respectively. Our share of income (losses) amounted to $(166), ($178) and $100 for 2005, 2004 and 2003, respectively.

In 2004, we had a 28% ownership interest in BFD Atlanta, LLC (“BFD-Atlanta”). Our investment balance was $321 at November 27, 2004. Sales to BFD-Atlanta were $3,438, $4,307 and $1,690 for 2005, 2004 and 2003, respectively. Our share of (losses) was $(656), ($895), and ($201) in 2005, 2004, and 2003, respectively. During 2005, we purchased an additional 38% interest in BFD-Atlanta and began consolidating BFD-Atlanta’s operating results and financial position into ours. See Note 14 for a further discussion of our purchase of BFD-Atlanta.

Other affiliates:

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which hauls freight for many of our customers. Our investment balance was $5,512 at November 26, 2005 and $5,012 at November 27, 2004. Company-owned retail stores paid Zenith approximately $2,589 $1,749, and $1,600 for freight expense in 2005, and 2004 and 2003, respectively. Our share of income from the investment in Zenith was $500, $523 and $406 for 2005, 2004 and 2003, respectively.

Summarized combined financial information for 2005 includes Zenith, BFDNE and BFD-Atlanta through the date of BFD-Atlanta’s acquisition by us. Summarized combined financial information for 2004 and 2003 includes Zenith, BFDNE and BFD-Atlanta.

	2005	2004	2003
Current assets	$8,242	$10,046	$7,546
Non-current assets	9,508	9,633	7,565
Current liabilities	8,666	9,419	5,755
Long-term liabilities	2,679	5,568	3,282
Revenues	44,474	42,130	33,439
Net income (loss)	(546)	(1,001)	604

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

8. Income Taxes

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	November 26, 2005	November 27, 2004	November 29, 2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Dividends received exclusion	(19.9)	(16.7)	(33.7)
Corporate owned life insurance	—	—	4.1
State income tax, net of federal benefit	4.1	3.4	2.4
Other	0.7	2.6	1.7

Effective income tax rate	19.9%	24.3%	9.5%

The components of the income tax provision (benefit) are as follows:

	November 26, 2005	November 27, 2004	November 29, 2003
Current:
Federal	$2,739	$206	$1,214
State	582	560	402

Deferred:
Federal	(1,449)	1,579	(972)
State	9	296	(182)

Total	$1,881	$2,641	$462

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 26, 2005	November 27, 2004
Deferred income tax assets:
Trade accounts receivable, net	$1,531	$1,776
Inventories, net	1,759	1,146
Property and equipment writedowns	454	98
Retirement benefits	3,591	3,675
State net operating loss carryforwards	1,160	1,102
Distributions from affiliates in excess of income	11,407	7,348
Contribution and other carryforwards	—	329
Alternative minimum tax credit carryforward (no expiration)	782	2,558
Other	2,031	1,480

Gross deferred income tax assets	22,715	19,512
State net operating loss carryforward valuation allowance	(1,000)	(340)

Total deferred income tax assets	21,715	19,172

Deferred income tax liabilities:
Property and equipment	4,701	5,466
Undistributed affiliate income	4,792	2,910
Prepaid expenses and other	201	215
Unrealized holding gains	1,616	1,717

Total gross deferred income tax liabilities	11,310	10,308

Net deferred income tax assets	$10,405	$8,864

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

We have recorded a deferred income tax asset of $1,160 as of November 26, 2005, for the benefit of approximately $30,108 in state income tax loss carryforwards, which expire in varying amounts between 2006 and 2025. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Because realization is not assured, we have recorded valuation allowances related to these deferred income tax assets since we have concluded that it is more likely than not that these tax benefits would not be realized prior to expiration.

In February 2003, we reached a final settlement with the IRS regarding the non-deductibility of interest expense on loans associated with our corporate owned life insurance plan (“COLI” plan). We had previously recorded reserves to cover the negotiated settlement amount.

Income taxes paid, net of refunds (refunds received, net of income taxes paid) during 2005, 2004 and 2003 were $1,570, $1,700 and ($3,366), respectively.

9. Long-Term Liabilities and Retirement Plans

We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Employee contributions to the Plan are matched by us at the rate of 115% of the first 2% through 5% of the employee’s contribution, based on years of service. The Plan incorporates provisions of Section 401(k) of the Internal Revenue Code. Employer matching contributions to the Plan for 2005, 2004 and 2003 were approximately $1,059, $1,161 and $1,246, respectively.

We have a Supplemental Retirement Income Plan and Deferred Compensation Plan that covers certain current and former senior executives and provides additional retirement, death benefits and voluntary deferral of compensation. These plans have been frozen with no additional participants or benefits allowed. Our unfunded future liability under these Plans is reflected as employee benefits in long-term liabilities. The expenses for these plans (primarily interest) for 2005, 2004 and 2003 were $1,239, $1,698 and $1,100, respectively.

10. Real Estate Notes Payable

During 2004, we acquired five real estate properties utilized by Bassett Furniture Direct (BFD) stores. Three of these properties are in Houston, Texas and are utilized by Company-owned BFD stores. Two are in Las Vegas, Nev., and related to two stores that were Company-owned but were sold to an independent licensee in 2005. These properties were acquired through cash payments of $3,397 and non-cash assumption of mortgages totaling $16,231. These mortgages are payable over periods of six to seven years and have interest rates ranging from 7.89% to 9.18%. These mortgages are collateralized by the respective properties with net book value of $19,062. The current portion of these notes, $460 at November 26, 2005, has been included as a current liability in other accrued liabilities in the accompanying consolidated balance sheet. The fair value of our real estate notes payable is $16,686. Our weighted average interest rate is 8.34%. Interest paid during 2005 and 2004 was $1,384 and $649, respectively.

Maturities of real estate notes payable are as follows:

2006	$460
2007	499
2008	541
2009	589
2010	8,229
Thereafter	5,286

$15,604

11. Long-term Debt

We amended our existing revolving credit facility in November 2005 by extending the agreement by one year and amending certain covenants. The credit facility provides for borrowings of up to $40,000 at a variable interest rate of LIBOR plus 1.5% (5.59% on November 26, 2005). The facility is secured by substantially all of our receivables and inventories. Borrowings under the facility, which matures November 30, 2007, totaled $3,000 and $0 at November 26, 2005 and November 27, 2004, respectively. After coverage for letters of credit, we had $32,848 available for borrowing under the facility at November 26, 2005. The average interest rate was 4.64% for the year ended November 26, 2005.

This facility contains, among other provisions, certain defined financial requirements including a maximum ratio of debt to equity and a minimum level of net worth. We were in compliance with these covenants as of November 26, 2005.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Additionally, through the acquisition of our retail licensee stores in Dallas, upstate New York and Atlanta, we assumed $4,184 of long-term debt, of which $3,145 has since been repaid. These notes contain various interest rates that range from 2.9% to 9.5%. The current portion of these notes, $129 at November 26, 2005, has been included as a current liability in accrued liabilities in the accompanying consolidated balance sheet.

Interest paid during 2005, 2004 and 2003 was $619, $436 and $794, respectively.

12. Capital Stock and Stock Compensation

We had a Long Term Incentive Stock Option Plan that was adopted in 1993 (the 1993 Plan). Under the 1993 Plan, we had reserved for issuance 450,000 shares of common stock. Options outstanding under the 1993 Plan expire at various dates through 2007. We adopted a second Employee Stock Plan in 1997 (the 1997 Plan). Under the 1997 Plan, we reserved for issuance 950,000 shares of common stock. In addition, the terms of the 1997 Plan allow for the re-issuance of any stock options which have been forfeited before being exercised. An additional 500,000 shares of common stock were authorized for issuance by the Stockholders at the 1999 Annual Shareholders Meeting. Options granted under the 1997 Plan may be for such terms and exercised at such times as determined by the Organization, Compensation, and Nominating Committee of the Board of Directors. Vesting periods typically range from one to three years. Shares available for grant under the 1997 Plan were 327,015 at November 26, 2005.

We had a Stock Plan for Non-Employee Directors, adopted in 1993 and amended in 2000, which expired in 2003. Under this stock option plan, we reserved for issuance 125,000 shares of common stock, including an additional 50,000 shares of common stock that were authorized for issuance by the Stockholders at the 2000 Annual Shareholders Meeting. No shares were available for grant under the plan at November 26, 2005. These options are exercisable for 10 years commencing six months after the date of grant.

Option activity under these plans is as follows:

	Number of shares	Weighted average price per share
Outstanding at November 30, 2002	1,859,445	$21.07
Granted	15,000	11.44
Exercised	(4,666)	13.03
Forfeited	(479,527)	24.44

Outstanding at November 29, 2003	1,390,252	19.84
Granted	327,500	20.96
Exercised	(159,355)	14.27
Forfeited	(90,366)	21.97

Outstanding at November 27, 2004	1,468,031	20.43
Granted	0	—
Exercised	(62,362)	14.28
Forfeited	(79,259)	23.53

Outstanding at November 26, 2005	1,326,410	$20.54

Exercisable at November 26, 2005	1,318,744	$20.57
Exercisable at November 27, 2004	1,344,700	$20.93
Exercisable at November 29, 2003	1,148,807	$20.92

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

For various price ranges, weighted-average characteristics of outstanding stock options at November 26, 2005 were as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercisable price	Number exercisable	Weighted average exercisable price
$9.67 - $16.12	574,638	4.9	$14.84	566,972	$14.83
16.13 - 22.57	396,000	6.7	21.16	396,000	21.16
22.58 - 32.25	355,772	1.9	29.04	355,772	29.04

	1,326,410			1,318,744

The weighted average fair values of options granted during 2004 and 2003 were $5.69 and $2.74, respectively.

Our Board of Directors adopted a Shareholders Rights Plan in 1998. If a person or group acquires beneficial ownership of 20% or more of the common stock outstanding, each right distributed under the plan will entitle its holder (other than such person or group) to purchase, at the rights exercise price, a certain number of shares of our Common Stock, other securities or property.

We implemented an Employee Stock Purchase Plan (“ESPP”) in the fourth quarter of fiscal year 2000. This plan allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the plan we issued 13,713 and 21,476 shares to employees in 2005 and 2004, respectively. No compensation expense has been recognized for shares purchased under the ESPP.

During 2005, we adopted a Non-Employee Directors Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan authorizes incentive awards in the form of restricted stock or stock grants. All Directors of the Company who are not full-time employees of the Company are eligible to receive incentive awards under the Incentive Plan. There are 100,000 shares of common stock reserved for grant under the Incentive Plan. Shares available for grant under the Incentive Plan were 94,491 at November 26, 2005.

13. Restructuring Charges

During fiscal year 2005, we closed our wood manufacturing facility in Mt. Airy, N.C., due to excess domestic capacity as we have continued to experience a shift in demand from domestically produced products to imported products. Production of certain products from the Mt. Airy facility will be moved to our wood facility in Bassett, Va. This and other reorganization actions resulted in the elimination of approximately 300 positions and the write-down of property and equipment due to the closing of the Mt. Airy facility.

During fiscal year 2004, we closed our upholstery manufacturing facility in Hiddenite, NC due to excess capacity created by efficiency improvements realized by the Newton, NC facility. We also closed our wood manufacturing facility in Macon, Ga. These and related reorganization actions resulted in the elimination of approximately 310 positions and the write-down of property and equipment due to the closing of the Macon, Ga., facility and two manufacturing plants closed in previous years. We sold the Hiddenite property in 2005.

During fiscal year 2003, we closed our wood manufacturing facility in Dublin, Ga., in order to better match production capacity to current demand levels. This and other reorganization actions resulted in the elimination of approximately 320 positions and the write-down of property and equipment due to the closing of the Dublin, Ga., facility. We sold this property in 2004.

All of the severance and employee benefit costs expensed during the last three years have been paid except for $782 which was unpaid as of November 26, 2005.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

The following summarizes these restructuring and impaired asset charges:

	November 26, 2005	November 27, 2004	November 29, 2003
Non-cash writedown of property and equipment to net realizable value	$920	$2,353	$1,530
Severance and related employee benefit costs	1,040	1,707	1,670

	$1,960	$4,060	$3,200

The following table summarizes changes to the accrued restructuring accounts for the fiscal years ended November 26, 2005, November 27, 2004 and November 29, 2003:

Severance and Related Benefits
Balance at November 30, 2002	$149

Restructuring accrual	1,670
Cash payments	(1,611)

Balance at November 29, 2003	208

Restructuring accrual	1,707
Cash payments	(1,475)

Balance at November 27, 2004	440

Restructuring accrual	1,040
Cash payments	(698)

Balance at November 26, 2005	$782

14. Acquisition of Retail Licensee Stores

During the second quarter of 2005, we acquired a 76% ownership interest in our Dallas, Texas BFD store operation (“BFD-Dallas”). BFD-Dallas consists of eight BFD stores in the greater Dallas, Texas metropolitan area. We accounted for this transaction using the purchase method of accounting. As such, as of the end of our second quarter, we began consolidating BFD-Dallas results of operations into our consolidated statements of income.

On August 1, 2005, we acquired assets of our BFD licensee in upstate New York (“BFD-UNY”). On August 26, 2005, we acquired an additional 36% interest in our BFD licensee in Atlanta, Georgia (“BFD-Atlanta”) bringing our total ownership interest to 66%. BFD-UNY consists of two BFD stores in Rochester, N.Y., and one store in Buffalo, N.Y. BFD-Atlanta consists of four BFD stores in the greater Atlanta, Ga., metropolitan area. We accounted for these transactions using the purchase method of accounting. We began consolidating BFD-UNY’s results of operations into our consolidated statements of income in August. We began consolidating BFD-Atlanta’s results of operations into our consolidated statements of income in September.

The aggregate purchase price for these three transactions was $3,550, which included $1,050 of cash and $2,500 of notes receivable converted to equity. The net liabilities acquired were $654 and included $5,774 of inventories, net of inter-company profit elimination. In conjunction with these transactions, we recorded asset impairment charges totaling $4,204 (net of previously recorded reserves) for the differences in the respective purchase price and the fair market value of net liabilities acquired. The differences primarily relate to an impairment of a portion of goodwill created through these transactions and the elimination of intercompany profits in inventories in accordance with EITF 04-1.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

The following table summarizes the estimated fair market values of the assets acquired and liabilities assumed at the respective dates of acquisition which were consolidated into our financial position.

Current Assets	$9,292
Property, plant and equipment	2,380
Goodwill and identifiable intangibles	2,840
Other assets	2,693

Total assets acquired	17,205

Current Liabilities	8,138
Long-term debt	9,721

Total liabilities assumed	17,859

Net liabilities acquired	$(654)

The following unaudited pro forma financial information for 2005 and 2004 is presented to illustrate what the estimated effect of the 2005 acquisitions of BFD-Dallas and BFD-Atlanta would have been if the transactions had occurred as of the beginning of each period presented below. The pro forma results do not include the acquisition of BFD-UNY as complete and accurate financial information was not available for those periods. The pro forma information shows sales net of elimination of inter-company sales and profit. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date nor is it necessarily indicative of future results.

	Unaudited Pro Forma
	November 26, 2005	November 27, 2004
Net sales	$344,415	$333,511

Net income	$7,293	$5,274

Diluted earnings per share	$0.61	$0.44

15. Contingencies

We are involved in various claims and actions, including environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

16. Leases, Lease Guarantees and Loan Guarantees

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of independent and partnership licensee BFD stores. Our decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof. Some store leases contain contingent rental provisions based upon sales volume. Additionally, we lease showroom space from IHFC, which is priced at the market rate. Lease terms range from three to 15 years and generally have renewal options of between five and 15 years. The following schedule shows future minimum lease payments under non-cancelable leases having remaining terms in excess of one year as of November 26, 2005:

2006	$11,088
2007	10,889
2008	10,264
2009	9,974
2010	9,868
Thereafter	38,123

$90,206

Lease expense was $7,726, $6,042 and $6,446 for 2005, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

In addition to subleasing certain of these properties, we own retail real estate which we in turn lease to licensee operators of BFD stores. The following schedule shows minimum future rental income related to pass-through rental expense on subleased property as well as rental income on real estate owned by Bassett.

2006	$3,841
2007	4,342
2008	4,305
2009	4,371
2010	4,065
Thereafter	14,585

$35,509

Real estate expense (including lease costs, depreciation, insurance, and taxes), net of rental income, was $684 in 2005, $1,071 in 2004 and $1,089 in 2003 and is reflected in other expense, net on the accompanying consolidated statements of income.

As part of the expansion strategy for our BFD program, we have guaranteed certain lease obligations and real estate loan obligations of licensee operators. Lease guarantees range from one to ten years. The guarantee party is required to make periodic fee payments to us in exchange for the guarantee. We were contingently liable under licensee lease obligation guarantees in the amount of $16,729 and $25,394 at November 26, 2005, and November 27, 2004, respectively. Currently, we have also guaranteed one real estate loan obligation for $717 and one warehouse lease obligation for $1,667.

We have also guaranteed loans of certain of our BFD dealers to finance initial inventory packages for those stores. Loan guarantees have three year terms, are collateralized by the inventory and generally carry a personal guarantee of the independent dealer. The total contingent liability with respect to these loan guarantees as of November 26, 2005, and November 27, 2004, was $12,018 and $14,534, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations. The fair value of guarantees at November 26, 2005, and November 27, 2004, were $700 and $770, respectively, and are recorded in accrued liabilities in the accompanying consolidated balance sheets.

17. Earnings Per Share

The following table reconciles basic and diluted earnings per share:

	Shares	Net Income	Earnings Per Share
2005:
Basic EPS	11,785,613	$7,563	$0.64
Effect of Options	137,112	—	(0.01)

Diluted EPS	11,922,725	$7,563	$0.63

2004:
Basic EPS	11,686,649	$8,209	$0.70
Effect of Options	167,323	—	(0.01)

Diluted EPS	11,853,972	$8,209	$0.69

2003:
Basic EPS	11,608,853	$(470)	$(0.04)
Effect of Options	7,519	—	—

Diluted EPS	11,616,372	$(470)	$(0.04)

Options to purchase 1,326,410 shares of common stock in 2005, 1,468,031 shares of common stock in 2004 and 1,390,252 shares of common stock in 2003 were outstanding at the end of each fiscal year and were excluded from the computation as their effect is antidilutive.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

18. Segment Information

As we continue our transition towards becoming a more retail oriented company, we have re-organized our operating segments to be strategically aligned along either a wholesale or retail basis and accordingly have adjusted our segment disclosures and analysis. Additionally, we have an investment and real estate segment, thus our operations are classified into three reportable segments: Wholesale, Retail, and Investments and Real Estate.

The whole home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BFD stores (independently-owned stores, Company-owned retail stores and partnership licensees) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as a contemporary furniture business and corporate selling, general and administrative expenses.

Our retail segment currently consists of 27 Company-owned BFD stores in North Carolina, South Carolina, Texas, Georgia, and New York which includes those stores acquired during 2005 as discussed in Note 14. Our retail segment includes the revenues, expenses, assets and liabilities (including real estate) and capital expenditures directly related to these stores.

Our investments and real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee BFD stores. Although this segment does not have operating earnings, income from the segment is included in income from investments, income from unconsolidated affiliated companies and other expense in our consolidated statements of income.

Inter-Company profit elimination includes both the elimination of sales and profit in inventory. Inventory profit elimination reflects the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is shipped to the retail customer. Additionally, for the acquired retail licensee stores, the expense to eliminate the embedded wholesale profit in their inventory was included as part of the charge to consolidate these entities.

Restructuring, impaired fixed assets and other unusual items are included for 2005, 2004 and 2003 as discussed in Notes 13 and 14 to the consolidated financial statements.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

The following table presents segment information for each of the last three fiscal years:

	November 26, 2005	November 27, 2004	November 29, 2003
Net Sales
Wholesale	$301,252	$289,953	$289,905
Retail	70,480	48,894	52,157
Inter-Company Elimination	(36,525)	(23,193)	(25,205)

Consolidated	$335,207	$315,654	$316,857

Income(loss) from Operations
Wholesale	$9,645	$3,703	$4,750
Retail	(1,553)	172	(2,780)
Inter-Company Elimination	(545)	22	-
Restructurings and Gain, net	(6,164)	(170)	(3,200)

Consolidated	$1,383	$3,727	$(1,230)

Identifiable Assets
Wholesale	$157,108	$171,347	$170,066
Retail	54,532	41,670	40,273
Investments and real estate	97,016	84,349	69,441

Consolidated	$308,656	$297,366	$279,780

Depreciation and Amortization
Wholesale	$7,032	$8,075	$8,846
Retail	1,402	1,114	959
Investments and real estate	1,240	962	716

Consolidated	$9,674	$10,151	$10,521

Capital Expenditures
Wholesale	$3,758	$3,674	$3,338
Retail	1,046	4,192	281
Investments and real estate	6,286	3,177	2,596

Consolidated	$11,090	$11,043	$6,215

A breakdown of wholesale sales by product category for each of the last three fiscal years is provided below:

	November 26, 2005	November 27, 2004	November 29, 2003
Wood	60%	62%	63%
Upholstery	40%	38%	37%

	100%	100%	100%

Management’s Report on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Bassett Furniture Industries, Incorporated:

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 26, 2005 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 26, 2005, based on those criteria.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Our assessment of the effectiveness of our internal control over financial reporting as of November 26, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is set forth on page 37.

Bassett Furniture Industries, Inc.

Bassett, Virginia

January 26, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Bassett Furniture Industries, Incorporated:

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated as of November 26, 2005, and November 27, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 26, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of International Home Furnishings Center, Inc. (a corporation in which in Company has a 47% interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for International Home Furnishings Center, Inc., is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in International Home Furnishings Center, Inc. is stated at $(11,833,000) and $(12,578,000), respectively at November 26, 2005 and November 27, 2004, and the Company’s equity in the net income of International Home Furnishings Center, Inc. is stated at $6,367,000, $6,116,000, and $6,025,000 for each of the three years in period ended November 26, 2005.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bassett Furniture Industries, Incorporated at November 26, 2005 and November 27, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 26, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bassett Furniture Industries, Incorporated’s internal control over financial reporting as of November 26, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 26, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greensboro, North Carolina

January 26, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Bassett Furniture Industries, Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Bassett Furniture Industries, Incorporated maintained effective internal control over financial reporting as of November 26, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Bassett Furniture Industries, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that Bassett Furniture Industries, Incorporated maintained effective internal control over financial reporting as of November 26, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Bassett Furniture Industries, Incorporated maintained, in all material respects, effective internal control over financial reporting as of November 26, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bassett Furniture Industries, Incorporated as of November 26, 2005 and November 27, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 26, 2005 and our report dated January 26, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greensboro, North Carolina

January 26, 2006

Bassett Furniture Industries, Inc.

Schedule II

Analysis of Valuation and Qualifying Accounts

For the Years Ended November 26, 2005 November 27, 2004 and November 29, 2003

(in thousands)

	Balance Beginning Of Period	Additions Charged to Cost and Expenses	Deductions (1)	Balance End Of Period
For the Year Ended November 29, 2003:
Reserve deducted from assets to which it applies- Allowance for doubtful accounts	$2,602	$1,655	$(263)	$3,994

Restructuring reserve	$149	$3,200	$(3,141)	$208

For the Year Ended November 27, 2004:
Reserve deducted from assets to which it applies- Allowance for doubtful accounts	$3,994	$2,230	$(673)	$5,551

Restructuring reserve	$208	$4,060	$(3,828)	$440

For the Year Ended November 26, 2005:
Reserve deducted from assets to which it applies- Allowance for doubtful accounts	$5,551	$3,483	$(3,808)	$5,226

Restructuring reserve	$440	$1,960	$(1,618)	$782

(1)	Deductions are for the purpose for which the reserve was created.

International Home Furnishings

Center, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended October 31, 2005, 2004 and 2003

International Home Furnishings Center, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

International Home Furnishings Center, Inc.

High Point, North Carolina

We have audited the accompanying consolidated balance sheets of International Home Furnishings Center, Inc. and subsidiaries as of October 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended October 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Home Furnishings Center, Inc. and subsidiaries at October 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes, PLLC

High Point, North Carolina

January 17, 2006

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

October 31, 2005 and 2004

	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,088,879	$827,759
Restricted cash	143,750	20,723,664
Short-term investments	7,223,184	4,663,239
Receivables
Trade	2,730,500	2,483,888
Interest	5,544	3,499
Deferred income tax benefit	4,420,000	3,626,960
Prepaid expenses	402,983	270,609

TOTAL CURRENT ASSETS	25,014,840	32,599,618

PROPERTY AND EQUIPMENT, at cost
Land and land improvements	3,611,659	3,611,659
Buildings, exclusive of theater complex	92,510,595	91,457,004
Furniture and equipment	4,057,036	3,943,396
Construction in progress	156,235	277,904

	100,335,525	99,289,963
Accumulated depreciation	(56,686,783)	(53,888,205)

	43,648,742	45,401,758

OTHER ASSETS
Prepaid rent	717,324	760,579
Deferred income tax benefit	1,066,000	449,629
Deferred financing costs, net of accumulated amortization of $11,964 and $2,313,232 at October 31, 2005 and 2004, respectively	796,719	667,003
Interest rate cap agreement, at fair value	—	82

	2,580,043	1,877,293

	$71,243,625	$79,878,669

LIABILITIES LESS STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable, trade	$1,042,761	$1,011,068
Accrued property taxes	2,277,049	2,258,027
Other accrued expenses	411,718	821,561
Rents received in advance	11,215,893	9,303,013
Income taxes payable	2,808,627	2,077,777
Current maturities of long-term debt	—	3,463,746

TOTAL CURRENT LIABILITIES	17,756,048	18,935,192

LONG-TERM DEBT	111,000,000	121,051,972

OTHER LONG-TERM LIABILITIES
Supplemental retirement benefits	4,025,204	2,829,763
Interest rate floor agreement, at fair value	—	488,690

	4,025,204	3,318,453

COMMITMENTS (Notes G and L)

STOCKHOLDERS’ DEFICIT
Common stock, $5 par value, 1,000,000 shares authorized, 481,628 shares issued in 2005 and 2004	2,408,140	2,408,140
Additional paid-in capital	154,592	154,592
Accumulated deficit	(64,100,359)	(65,691,579)
Accumulated other comprehensive loss	—	(298,101)

	(61,537,627)	(63,426,948)

	$71,243,625	$79,878,669

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended October 31, 2005, 2004 and 2003

	2005	2004	2003
OPERATING REVENUES
Rental income	$39,229,054	$37,797,852	$36,556,063
Other revenues	7,182,321	7,167,392	6,962,213

TOTAL OPERATING REVENUES	46,411,375	44,965,244	43,518,276

OPERATING EXPENSES
Compensation and benefits	6,083,491	4,775,502	4,873,642
Market and promotional	2,503,038	2,346,938	2,234,317
Maintenance and building costs	952,712	1,463,971	989,770
Depreciation expense	2,802,712	2,772,108	2,731,524
Rent	163,689	163,689	152,234
Property taxes and insurance	2,930,665	2,971,933	2,691,381
Utilities	1,538,809	1,598,949	1,652,902
Other operating costs	589,167	546,612	526,757

TOTAL OPERATING EXPENSES	17,564,283	16,639,702	15,852,527

INCOME FROM OPERATIONS	28,847,092	28,325,542	27,665,749

NONOPERATING INCOME (EXPENSE)
Interest income	459,546	183,827	219,667
Dividend income	6,032	3,323	6,655
Interest expense	(6,994,367)	(6,609,255)	(6,807,991)
Other expense	(82)	(80,353)	(69,201)

TOTAL NONOPERATING EXPENSES	(6,528,871)	(6,502,458)	(6,650,870)

INCOME BEFORE INCOME TAXES	22,318,221	21,823,084	21,014,879

PROVISION FOR INCOME TAXES	8,727,000	8,770,000	8,155,000

NET INCOME	$13,591,221	$13,053,084	$12,859,879

BASIC EARNINGS PER COMMON SHARE	$28.22	$27.10	$26.70

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	481,628	481,628	481,628

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended October 31, 2005, 2004 and 2003

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE (DEFICIT), OCTOBER 31, 2002	$2,408,140	$154,592	$(68,604,302)	$(1,851,400)	$(67,892,970)

Dividends paid ($22.840 per common share)	—	—	(11,000,239)	—	(11,000,239)

Comprehensive income (loss):
Net income	—	—	12,859,879	—	12,859,879
Other comprehensive income (loss):
Change in fair value of interest rate floor hedging activity, net of deferred tax benefit of $470,706	—	—	—	(736,232)	(736,232)
Reclassification adjustment for losses recognized in net income, net of deferred tax benefit of $675,438	—	—	—	1,056,454	1,056,454

Total comprehensive income					13,180,101

BALANCE (DEFICIT), OCTOBER 31, 2003	2,408,140	154,592	(66,744,662)	(1,531,178)	(65,713,108)

Dividends paid ($24.915 per common share)	—	—	(12,000,001)	—	(12,000,001)

Comprehensive income:
Net income	—	—	13,053,084	—	13,053,084
Other comprehensive income:
Change in fair value of interest rate floor hedging activity, net of deferred tax of $108,305	—	—	—	169,398	169,398
Reclassification adjustment for losses recognized in net income, net of deferred tax benefit of $680,056	—	—	—	1,063,679	1,063,679

Total comprehensive income					14,286,161

BALANCE (DEFICIT), OCTOBER 31, 2004	2,408,140	154,592	(65,691,579)	(298,101)	(63,426,948)

Dividends paid ($24.915 per common share)	—	—	(12,000,001)	—	(12,000,001)

Comprehensive income:
Net income	—	—	13,591,221	—	13,591,221
Other comprehensive income:
Change in fair value of interest rate floor hedging activity, net of deferred tax of $80,396	—	—	—	125,747	125,747
Reclassification adjustment for losses recognized in net income, net of deferred tax benefit of $110,193	—	—	—	172,354	172,354

Total comprehensive income					13,889,322

BALANCE (DEFICIT), OCTOBER 31, 2005	$2,408,140	$154,592	$(64,100,359)	$—	$(61,537,627)

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 2005, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,591,221	$13,053,084	$12,859,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,520,800	3,403,981	3,377,548
Decrease in fair value of interest rate cap agreements	82	80,353	69,201
Provision for losses (recoveries) on accounts receivable	24,232	4,805	(6,035)
Loss on disposal of assets	—	—	2,156
Supplemental retirement benefits expense	1,274,317	167,971	280,923
Deferred income taxes	(1,600,000)	(135,000)	(1,375,002)
Change in assets and liabilities
(Increase) decrease in trade and interest receivables	(272,889)	87,092	(37,166)
(Increase) decrease in prepaid expenses	(132,374)	90,699	(59,075)
Increase (decrease) in accounts payable and accrued expenses	(359,128)	342,461	(2,878)
Increase (decrease) in rents received in advance	1,912,880	(752,160)	2,468,339
Increase (decrease) in income taxes payable	730,850	(213,801)	983,274
Decrease in supplemental retirement benefits	(78,876)	(78,876)	(65,730)

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,611,115	16,050,609	18,495,434

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and construction of property and equipment	(1,045,562)	(1,314,014)	(1,675,334)
Purchases of short-term investments	(26,652,016)	(26,308,602)	(27,156,330)
Proceeds from sales of short-term investments	24,092,071	26,415,065	25,467,264
(Increase) decrease in restricted cash	20,579,914	(449,429)	(1,317,551)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	16,974,407	(1,656,980)	(4,681,951)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(138,515,718)	(3,158,841)	(2,880,776)
Proceeds from long-term debt	125,000,000	—	—
Dividends paid	(12,000,001)	(12,000,001)	(11,000,239)
Financing costs paid	(808,683)	—	—

NET CASH USED BY FINANCING ACTIVITIES	(26,324,402)	(15,158,842)	(13,881,015)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,261,120	(765,213)	(67,532)

CASH AND CASH EQUIVALENTS, BEGINNING	827,759	1,592,972	1,660,504

CASH AND CASH EQUIVALENTS, ENDING	$10,088,879	$827,759	$1,592,972

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$9,596,150	$9,118,801	$8,546,726
Interest, net of amount capitalized	6,779,023	5,917,765	6,177,415

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 2005, 2004 and 2003

	2005	2004	2003
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for acquisition of property and equipment	$—	$53,072	$—

Decrease in fair value of interest rate floor agreement, net of deferred income taxes of $190,589, $788,361 and $204,732 in 2005, 2004 and 2003, respectively	$(298,101)	$(1,233,077)	$(320,222)

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005, 2004 and 2003

NOTE A - DESCRIPTION OF BUSINESS

International Home Furnishings Center, Inc. and its wholly-owned subsidiaries, IHFC Holdings, LLC and IHFC Properties, LLC, (collectively, the “Company”) are the lessors of permanent exhibition space to furniture and accessory manufacturers which are headquartered throughout the United States and in many foreign countries. This exhibition space, located in High Point, North Carolina, is used by the Home Furnishings Industry to showcase its products at the International Home Furnishings Market (the “Market”) held each April and October. The details of the operating leases with the Company’s tenants are described in Note I.

The Company has been in business since June 27, 1919, and operates under the trade name of “International Home Furnishings Center.”

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

The accounting policies relative to the carrying values of property and equipment and interest rate cap and floor agreements in 2004 are indicated in the captions on the consolidated balance sheets. Other significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of International Home Furnishings Center, Inc. and its wholly-owned subsidiary, IHFC Properties, LLC, a company organized on December 21, 2000, and IHFC Holdings, LLC organized on October 4, 2005. All material intercompany transactions have been eliminated.

Operating Revenues

Rental income consists entirely of rentals from exhibition space which are recognized on the straight-line basis over the lives of the leases.

Other revenues consists principally of advertising revenue generated from the Company’s various Market publications and service revenue generated from various services provided to the Company’s tenants. Advertising revenue is recognized in the period the related Market publications are published and service revenue is recognized when the related service has been provided.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005, 2004 and 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Deferred Financing Costs

Costs associated with obtaining long-term financing have been deferred and are being amortized to interest expense on the interest method over the term of the related debt. Amortization of deferred financing costs during the years ended October 31, 2005, 2004 and 2003 was $678,967, $588,618 and $602,769, respectively.

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

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005, 2004 and 2003

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

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005, 2004 and 2003

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s significant financial instruments, none of which are held for trading purposes, approximate fair value at October 31, 2005 and 2004. Cash and cash equivalents, restricted cash, trade receivables, trade payables, other accrued expenses, and income taxes payable approximate fair value because of the short maturities of these instruments. Variable rate long-term debt approximates fair value because of its floating interest rate terms. Fixed rate long-term debt approximates fair value because the interest rate approximates current rates available in the market for loans of similar terms and risks. Derivative financial instruments are carried at fair value.

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

NOTE C - RESTRICTED CASH

The Company maintains restricted cash accounts under the escrow provisions of its term loan agreements. Restricted cash requirements were substantially reduced in October 2005 when the Company refinanced its long-term debt.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005, 2004 and 2003

NOTE D - SHORT-TERM INVESTMENTS

The Company’s short-term investments in available-for-sale securities consist of debt and marketable equity securities. Debt securities consist primarily of variable rate obligations of state and local governments and U. S. corporations with short-term maturities ranging from 7 to 39 days. Marketable equity securities consist primarily of investments in mutual funds. Fair market value of short-term investments approximates amortized cost at October 31, 2005 and 2004.

	Amortized Cost
	2005	2004
Debt securities	$7,102,731	$4,548,699
Equity securities	120,453	114,540

	$7,223,184	$4,663,239

NOTE E - LONG-TERM DEBT

Long-term debt consists of the following at October 31, 2005 and 2004:

	2005	2004
IXIS Real Estate Capital, Inc.
Revolving credit agreement with a maximum availability of $25,000,000, maturing on November 1, 2010. Interest is payable monthly at the LIBOR rate plus .6% (4.55% at October 31, 2005).	$11,000,000	$—

Term loan payable with interest-only payments due monthly at 4.99%. All principal and unpaid interest is payable in full on November 1, 2010.	100,000,000	—

Bank of America, N.A.
Term loan payable, repaid in 2005.	—	124,515,718

	111,000,000	124,515,718
Less current maturities	—	3,463,746

	$111,000,000	$121,051,972

The loans payable to IXIS Real Estate Capital, Inc. are secured by substantially all the Company’s real estate and a security interest in the Company’s restricted cash account. The term loan requires that the Company maintain compliance with certain financial ratios. The Company was in compliance with these covenants at October 31, 2005.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005, 2004 and 2003

NOTE E - LONG-TERM DEBT (Continued)

The aggregate maturities of long-term debt are due as follows:

Year Ending October 31,
2006	$—
2007	—
2008	—
2009	—
2010	—
2011	111,000,000

$111,000,000

During the year ended October 31, 2002, the Company paid $833,000 to execute an interest rate cap agreement that had a notional amount of $124,515,718 at October 31, 2004. The notional amount decreased as principal payments were made on the Company’s term debt with Bank of America, N.A. such that the notional amount of the interest rate cap agreement remained equal to the then outstanding balance of the Company’s term loan with Bank of America, N.A. Under the agreement, the Company received an amount equal to the LIBOR rate in excess of 8%, if any. The Company designated this interest rate cap agreement as a cash flow hedge of interest payments once the LIBOR rate exceeded 8%. Since the LIBOR rate remained below 8% during the years ended October 31, 2005, 2004 and 2003, the hedge was not in effect; therefore, the $82, $80,353 and $69,201 decrease in the fair value of the interest rate cap agreement was charged to earnings during the years ended October 31, 2005, 2004 and 2003, respectively, as a component of other nonoperating expense. The interest rate cap agreement was terminated in October 2005 in conjunction with the refinancing of the Company’s term loan with Bank of America, N.A.

The Company also entered into an interest rate floor agreement during the year ended October 31, 2002. In connection with the execution of the floor agreement, the Company received $833,000. The notional amount of the floor agreement was $124,515,718 at October 31, 2004 and $127,674,559 at October 31, 2003. The notional amount decreased as principal payments were made on the Company’s term debt with Bank of America, N.A. Under the agreement, the Company paid an amount equal to the excess of 2.63% over the LIBOR rate, if any. Since the LIBOR rate decreased below the floor of 2.63% during the years ended October 31, 2004 and 2003, the hedge was in effect; therefore, the change in fair value of the interest rate floor agreement has been recorded in accumulated other comprehensive income, net of tax, for the years ended October 31, 2004 and 2003. The interest rate floor agreement was terminated in October 2005 in conjunction with the refinancing of the Company’s term debt with Bank of America, N.A.

Interest costs for the years ended October 31, 2005, 2004 and 2003 in the amount of $7,790, $22,438 and $4,578, respectively, were capitalized as part of the building construction costs.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005, 2004 and 2003

NOTE F - INCOME TAXES

The provision for income taxes consists of the following for the years ended October 31, 2005, 2004 and 2003:

	2005	2004	2003
Federal:
Current	$8,532,000	$7,385,000	$7,830,000
Deferred	(1,328,000)	(111,000)	(1,130,000)

	7,204,000	7,274,000	6,700,000

State:
Current	1,795,000	1,520,000	1,700,000
Deferred	(272,000)	(24,000)	(245,000)

	1,523,000	1,496,000	1,455,000

TOTAL	$8,727,000	$8,770,000	$8,155,000

A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

	2005	2004	2003
Income taxes computed at the federal statutory rate	$7,811,000	$7,638,000	$7,355,000
State taxes, net of federal benefit	991,000	972,400	945,750
Nontaxable investment income	(42,000)	(21,300)	(19,900)
Other, net	(33,000)	180,900	(125,850)

	$8,727,000	$8,770,000	$8,155,000

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005, 2004 and 2003

NOTE F - INCOME TAXES (Continued)

The components of deferred income taxes consist of the following:

	2005	2004
Deferred income tax assets:
Rents received in advance	$4,420,000	$3,628,000
Supplemental retirement benefits	1,587,000	1,104,000
Interest rate floor agreement	—	191,000
Deferred financing costs	—	12,000

TOTAL DEFERRED TAX ASSETS	6,007,000	4,935,000

Deferred income tax liabilities:
Depreciation	(521,000)	(858,411)

TOTAL DEFERRED TAX LIABILITIES	(521,000)	(858,411)

TOTAL NET DEFERRED TAX ASSETS	$5,486,000	$4,076,589

NOTE G - COMMITMENTS

Land Lease

During 1975, the Company completed construction of an eleven-story exhibition building. The building is constructed on land leased from the City of High Point, North Carolina under a noncancelable lease. The lease is for an initial term of fifty years with three options to renew for periods of ten years each and a final renewal option for nineteen years. Annual rental under the lease is $163,689 as of October 31, 2005 and is subject to adjustment at the end of each five-year period, such adjustment being computed as defined in the lease agreement. As part of the lease agreement, the Company constructed a theater complex for public use and office space for use by the City of High Point on the lower levels of the building. Annual rental cash payments over the initial fifty-year lease term are being reduced by $39,121 which represents amortization of the cost of the theater and office complex constructed for the City of High Point. The unamortized cost of the theater and office complex is reported on the consolidated balance sheet as prepaid rent. At the termination of the lease, the building becomes the property of the City of High Point. Under the terms of the lease, the Company is responsible for all expenses applicable to the exhibition portion of the building. The City of High Point is responsible for all expenses applicable to the theater complex and office space constructed for use by the City.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005, 2004 and 2003

NOTE G - COMMITMENTS (Continued)

Land Lease (Continued)

Future minimum lease payments due under the terms of the lease are as follows:

Year Ending October 31,
2006	$124,568
2007	124,568
2008	124,568
2009	124,568
2010	124,568
Due after five years	1,567,481

$2,190,321

Other Commitments

At October 31, 2005, the Company had outstanding commitments for building improvements of approximately $145,000.

The Company has entered into a noncancelable elevator maintenance contract that expires January 31, 2007. The contract requires monthly payments of $21,000, with a 4% escalation cap over the life of the contract.

NOTE H - RETIREMENT EXPENSE

Amounts expensed under the Company’s 401(k) qualified retirement plan amounted to $185,407, $178,247, and $183,792 for the years ended October 31, 2005, 2004 and 2003, respectively.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005, 2004 and 2003

NOTE H - RETIREMENT EXPENSE (Continued)

The following table sets forth the benefit obligation, and the funded status of the Company’s nonqualified supplemental retirement plan, amounts recognized in the Company’s financial statements; and the principal weighted average assumptions used:

	2005	2004	2003
Reconciliation of benefit obligation
Obligation at November 1	$3,307,416	$2,678,850	$2,406,770
Service cost	1,063,490	111,629	98,707
Interest cost	206,495	64,256	190,132
Actuarial (gain) loss	(107,184)	531,557	48,971
Benefit payments	(78,876)	(78,876)	(65,730)

Obligation at October 31	4,391,341	3,307,416	2,678,850

Reconciliation of fair value of plan assets
Fair value of plan assets at November 1	—	—	—
Employer contributions	78,876	78,876	65,730
Benefit payments	(78,876)	(78,876)	(65,730)

Fair value of plan assets at October 31	—	—	—

Funded status
Funded status at October 31	(4,391,341)	(3,307,416)	(2,678,850)
Unrecognized transition (asset) obligation	(80,180)	(93,021)	(105,862)
Unrecognized actuarial (gain) loss	497,552	612,871	44,044

Prepaid (accrued) benefit cost	(3,973,969)	(2,787,566)	(2,740,668)

Amounts recognized in the statement of financial position as of October 31
Prepaid (accrued) benefit cost	(3,973,969)	(2,787,566)	(2,740,668)
Accrued benefit liability	(51,235)	(42,197)	—

Net amount recognized	(4,025,204)	(2,829,763)	(2,740,668)

The net periodic benefit cost for the plan includes the following components:

Service cost	1,063,490	111,629	98,707
Interest cost	206,495	64,256	190,132
Amortization of net transition obligation	(7,914)	(7,914)	(7,914)
Amortization of unrecognized loss	12,246	—	—

Net periodic benefit cost	1,274,317	167,971	280,925

The weighted average actuarial assumptions used to determine benefit obligations for the plan are as follows:

Discount rate	6.0%	8.0%	8.0%
Rate of salary increase	5.0	5.0	5.0

During 2005 the Company granted additional retirement benefits to one of its key employees covered under the nonqualified supplemental retirement plan in recognition of years of service provided to the Company beyond normal retirement age as defined in the plan. This change resulted in a significant increase in expense for the year.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005, 2004 and 2003

NOTE I - RENTALS UNDER OPERATING LEASES

The Company’s leasing operations consist principally of leasing exhibition space. Property on operating leases consists of substantially all of the asset “buildings, exclusive of theater complex” included on the consolidated balance sheets. Accumulated depreciation on this property amounted to $52,578,210 at October 31, 2005 and $49,892,494 at October 31, 2004. Leases are typically for five-year periods and contain provisions to escalate rentals based upon either the increase in the consumer price index or increases in ad valorem taxes, utility rates and charges, minimum wage imposed by federal and state governments, maintenance contracts for elevators and air conditioning, maintenance of common areas, social security payments, increases resulting from collective bargaining contracts, if any, and such other similar charges and rates required in operating the Company. Tenants normally renew their leases.

The following is a schedule of minimum future rentals under noncancelable operating leases as of October 31, 2005, exclusive of amounts due under escalation provisions of lease agreements:

Year Ending October 31,
2006	$33,964,590
2007	31,356,502
2008	27,066,818
2009	20,981,780
2010	9,199,306

Total minimum future rentals	$122,568,996

Rental income includes contingent rentals under escalation provisions of leases of $1,399,479, $1,535,633 and $1,390,371 for the years ended October 31, 2005, 2004 and 2003, respectively.

The Company leases exhibition space to one of the Company’s shareholders. Rental income from this related party amounted to $621,380, $644,934 and $628,643 for the years ended October 31, 2005, 2004 and 2003, respectively.

NOTE J - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits and trade accounts receivable from customers predominantly in the Home Furnishings Industry. As of October 31, 2005, the Company’s bank balances exceeded federally insured limits by $10,130,845. The Company’s trade accounts receivable are generally collateralized by merchandise in leased exhibition spaces which is in the Company’s possession.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005, 2004 and 2003

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

NOTE L - SUBSEQUENT EVENTS

On December 14, 2005, the Board of Directors authorized the payment of a cash dividend totaling $6,000,000 to stockholders of record as of December 21, 2005. At the same meeting, the Board also approved the lump-sum payment of $1,261,629 under the Company’s supplemental retirement plan.

INDEX TO EXHIBITS

Exhibit No.
10G	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Form Grant Letter for Restricted Stock Award.

10H	Bassett Furniture Directors Compensation.

10I	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Stock Option Award Agreement.

10J	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Grant Letter for Restricted Stock Award.

21	List of subsidiaries of registrant

23A	Consent of Independent Registered Public Accounting Firm

23B	Consent of Independent Registered Public Accounting Firm

31A	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31B	Certification of Barry C. Safrit, Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32B	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002