Form 10-Q
period 2006-02-25
BASSETT FURNITURE INDUSTRIES INC
filed 2006-04-06
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes  ☐    No  ☒

At February 25, 2006, 11,824,915 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM		PAGE

PART I - FINANCIAL INFORMATION

1.	Financial Statements as of February 25, 2006 (unaudited) and November 26, 2005 and for the quarter ended February 25, 2006 (unaudited) and February 26, 2005 (unaudited)

	Condensed Consolidated Statements of Income and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

3.	Quantitative and Qualitative Disclosures About Market Risk	21

4.	Controls and Procedures	22

	PART II - OTHER INFORMATION

2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

4.	Submission of Matters to a Vote of Security Holders	23

6.	Exhibits	23

2 of 28

PART I - FINANCIAL INFORMATION

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE PERIODS ENDED FEBRUARY 25, 2006 AND FEBRUARY 26, 2005 – UNAUDITED

(In thousands except per share data)

Item 1. Financial Statements

	Quarter Ended
	February 25, 2006	February 26, 2005
Net sales	$86,489	$80,752
Cost of sales	58,814	59,456

Gross profit	27,675	21,296

Selling, general and administrative	26,260	20,028

Operating income	1,415	1,268

Other income, net	1,773	1,970

Income before income tax provision	3,188	3,238

Income tax provision	(878)	(874)

Net income	$2,310	$2,364

Retained earnings-beginning of period	156,471	158,341
Cash dividends	(2,365)	(2,350)

Retained earnings-end of period	$156,416	$158,355

Basic earnings per share	$0.20	$0.20

Diluted earnings per share	$0.19	$0.20

Dividends per share	$0.20	$0.20

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 28

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 25, 2006 AND NOVEMBER 26, 2005

(In thousands)

	(Unaudited) February 25, 2006	November 26, 2005
Assets
Current assets
Cash and cash equivalents	$4,512	$7,109
Accounts receivable, net	39,824	37,069
Inventories, net	54,335	48,887
Deferred income taxes	4,997	5,188
Assets held for sale, net	1,185	1,185
Other current assets	2,974	3,626

Total current assets	107,827	103,064

Property and equipment
Cost	181,031	182,644
Less accumulated depreciation	116,942	118,000

Property and equipment, net	64,089	64,644

Investments	78,755	76,890
Retail real estate, net	32,915	31,640
Notes receivable, net	17,988	15,768
Other, net	16,766	16,650

Total other assets	146,424	140,948

Total assets	$318,340	$308,656

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,857	$19,421
Customer deposits	6,905	7,525
Other accrued liabilities	19,432	21,402

Total current liabilities	51,194	48,348

Long-term liabilities
Employee benefits	9,139	9,208
Long-term debt	8,823	3,910
Real estate notes payable	15,024	15,144
Distributions in excess of affiliate earnings	13,410	11,833

Total long-term liabilities	46,396	40,095

Commitments and Contingencies
Stockholders’ equity
Common stock	59,125	59,022
Retained earnings	156,416	156,471
Additional paid-in-capital	2,315	2,068
Accumulated other comprehensive income - unrealized holding gains, net of income tax	2,894	2,652

Total stockholders’ equity	220,750	220,213

Total liabilities and stockholders’ equity	$318,340	$308,656

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 28

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED FEBRUARY 25, 2006 AND FEBRUARY 26, 2005 – UNAUDITED

(In thousands)

	February 25, 2006	February 26, 2005
Net income	$2,310	$2,364
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,226	2,467
Equity in undistributed income of investments	(2,234)	(2,772)
Net gains from sales of investments	(290)	(587)
Provision for losses on trade accounts receivable	840	590
Deferred income taxes	(10)	250
Changes in employee benefit liabilities	(69)	(69)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,795)	(3,465)
Inventories, net	(5,448)	(923)
Other current assets	652	—
Notes receivable, net	(1,020)	(277)
Accounts payable and accrued liabilities	2,845	23

Net cash used in operating activities	(4,993)	(2,399)

Investing activities:
Purchases of property and equipment	(1,369)	(1,104)
Purchases of retail real estate	(1,658)	(1,632)
Proceeds from sales of property and equipment	193	1,367
Proceeds from sales of investments	1,606	3,513
Purchases of investments	(1,606)	(3,088)
Dividends from an affiliate	2,811	2,342
Other, net	(300)	(21)

Net cash provided by (used in) investing activities	(323)	1,377

Financing activities:
Borrowings under revolving credit arrangement	5,000	5,000
Repayments of long-term debt	(120)	—
Repayments of real estate notes payable	(120)	(110)
Issuance of common stock, net	344	260
Repurchases of common stock	(20)	—
Cash dividends	(2,365)	(2,350)

Net cash provided by financing activities	2,719	2,800

Net change in cash and cash equivalents	(2,597)	1,778
Cash and cash equivalents, beginning of period	7,109	4,022

Cash and cash equivalents, end of period	$4,512	$5,800

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 28

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2006

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

Note 2. Interim Financial Presentation:

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three months ended February 25, 2006, are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 26, 2005.

Certain amounts in the 2005 financial statements have been reclassified to more closely conform with the 2006 presentation.

Note 3. Stock-Based Compensation:

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,(“SFAS 123R”) which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” for our stock-based employee and director compensation plans. SFAS 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). Prior to the adoption of SFAS No. 123R, as permitted by SFAS No. 123, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, no compensation expense was recognized in the statements of income for options granted with exercise prices equal to the fair value of the Company’s common stock on the date of grant.

Effective for the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective approach to transition. Accordingly, prior year amounts have not been restated. Under the modified prospective approach, the provisions of SFAS No. 123R are to be applied to new awards granted after November 27, 2005, and the Company is required to recognize compensation expense for stock options granted prior to the adoption of SFAS No. 123R under the fair value method and recognize those amounts over the remaining vesting period of the stock options. The Company’s results of operations for the three month period ended February 25, 2006, includes an immaterial amount of compensation expense due to the small number of unvested stock options.

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

6 of 28

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2006

(Dollars in thousands except share and per share data)

We had a Stock Plan for Non-Employee Directors, adopted in 1993 and amended in 2000, which expired in 2003. Under this stock option plan, we reserved for issuance 125,000 shares of common stock, including an additional 50,000 shares of common stock that were authorized for issuance by the Stockholders at the 2000 Annual Shareholders Meeting. No shares were available for grant under the plan at February 25, 2006. These options are exercisable for 10 years commencing six months after the date of grant.

During 2005, we adopted a Non-Employee Directors Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan authorized incentive awards in the form of restricted stock or stock grants. All Directors of the Company who are not full-time employees of the Company are eligible to receive incentive awards under the Incentive Plan. There were 100,000 shares of common stock reserved for grant under the Incentive Plan. Shares available for grant under the Incentive Plan were 94,491 at February 25, 2006.

Option activity under the foregoing plans for the first quarter of 2006 is as follows:

	Number of shares	Weighted average price per share
Outstanding at November 26, 2005	1,326,410	20.54
Granted	0	—
Exercised	(13,000)	16.83
Forfeited	(16,000)	25.33

Outstanding at February 25, 2006	1,297,410	$20.51

Exercisable at February 25, 2006	1,293,077	$20.53

No options were granted during 2005 or 2006. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies and the expected life is based on the average of the life of options of 10 years and the weighted average graded vesting period of five years and forfeitures are estimated on the date of grant based on certain historical data. The fair value of each option grant at November 27, 2004, was estimated on the date of grant using the following weighted average assumptions: expected life of 5 years; risk-free interest rate of 3.0%; expected volatility factor of 40.0%; and dividend yield of 4.0%.

As of February 25, 2006, there were approximately 4,300 unvested stock options and $15 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. That cost is expected to be recognized over the remaining months of fiscal 2006.

For various price ranges, weighted-average characteristics of outstanding stock options at February 25, 2006, were as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$10.54 - $16.12	569,638	4.7	$14.84	565,305	$14.84
16.13 - 22.57	388,000	6.4	21.22	388,000	21.22
22.58 - 32.25	339,772	1.7	29.22	339,772	29.22

	1,297,410			1,293,077

7 of 28

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2006

(Dollars in thousands except share and per share data)

The weighted average fair values of options granted during 2004 and 2003 were $5.69 and $2.74, respectively.

The following pro forma information is presented as if we had adopted the fair value method for recognition purposes under SFAS No. 123R for all outstanding and unvested awards in the prior year comparable period.

Quarter Ended
February 26, 2005
Net income:
As reported	$2,364
Less: pro forma expense, net of tax, related to stock options	(13)

Pro forma net income	$2,351

Earnings per share:
As reported
Basic	$0.20
Diluted	0.20
Pro forma
Basic	0.20
Diluted	0.20

We implemented an Employee Stock Purchase Plan (“ESPP”) in the fourth quarter of fiscal year 2000. This plan allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the plan we sold 2,968 shares to employees in the first quarter of 2006 that resulted in an immaterial amount of compensation expense.

Note 4. Inventories:

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method. During the first quarters of 2006 and 2005 we liquidated certain LIFO inventories which decreased cost of sales by approximately $781 and $258, respectively.

	February 25, 2006	November 26, 2005
Finished goods	$39,664	$35,773
Work in process	1,081	1,779
Raw materials and supplies	12,818	12,113
Retail merchandise	15,216	14,447

Total inventories on FIFO method	68,779	64,112
LIFO adjustment	(14,444)	(15,225)

Total inventories, net	$54,335	$48,887

8 of 28

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2006

(Dollars in thousands except share and per share data)

Note 5. Unconsolidated Affiliated Companies:

The International Home Furnishings Center (“IHFC”) owns and leases out floor space in a showroom facility in High Point, North Carolina. We owned 46.9% of IHFC at February 25, 2006, and February 26, 2005, and accounted for the investment using the equity method since we do not maintain operating control of IHFC. Our investment reflects a credit balance of $13,410 and $11,833 at February 25, 2006, and November 26, 2005, respectively, which is reflected in the liabilities section in the accompanying consolidated balance sheets as “distributions in excess of affiliate earnings.” We have concluded, based on the leases that tenants must sign with IHFC and based on historical earnings, that IHFC will generate future earnings in excess of the amounts recorded in the accompanying balance sheets. Based on current and expected future earnings of IHFC, we believe the market value of this investment is positive and substantially greater than its negative book value of $13,410 at February 25, 2006. We recorded income from IHFC of $1,234 and $1,170 in the first quarter of 2006 and 2005, respectively. Additionally, we received dividends of $2,811 and $2,342 in the first quarter of 2006 and 2005, respectively. Summarized unaudited income statement information for IHFC for its first quarter of 2006 and 2005, respectively, is as follows:

	2006	2005
Revenue	$9,565	$9,255
Operating income	6,402	6,349
Net income	2,634	2,497

Note 6. Real Estate Notes Payable:

We have mortgages on five real estate properties utilized by Bassett Furniture Direct (BFD) stores (three of which are Company-owned BFD stores and two of which are licensee BFD stores) totaling $15,493. These notes payable mature over the next six to seven years and have interest rates ranging from 7.89% to 9.18%. The current portion of these notes, $469 at February 25, 2006, has been included as a current liability in accrued liabilities in the accompanying condensed consolidated balance sheet. These mortgages are collateralized by the respective properties with a net book value of $19,033.

Note 7. Long-Term Debt:

We have a $40,000 revolving credit facility which is secured by substantially all of our receivables and inventories. Borrowings under the facility, which matures November 30, 2007, totaled $8,000 at February 25, 2006 and $3,000 at November 26, 2005. The interest rate on this facility was 6.07% at February 25, 2006, based on LIBOR plus 1.5%.

Additionally, through our acquisition of retail licensee stores in Dallas and Atlanta in 2005, we assumed $4,184 of long-term debt, of which $3,266 has since been repaid. These notes contain various interest rates that range from 2.9% to 9.5%. The current portion of these notes, $95 at February 25, 2006, has been included as a current liability in accrued liabilities in the accompanying condensed consolidated balance sheet.

Note 8. Comprehensive Income:

For the quarters ended February 25, 2006, and February 26, 2005, total comprehensive income, net of tax, was $2,553 and $2,300, respectively. Included in total comprehensive income for each quarter was net income of $2,310 and $2,364, and unrealized holding gains (losses), net of tax, of $243 and ($64), respectively.

Note 9. Restructuring Charges:

During fiscal year 2005, we closed our wood manufacturing facility in Mt. Airy, N.C., due to excess domestic capacity as we have continued to experience a shift in demand from domestically produced products to imported products. Certain products produced at our Mt. Airy facility were moved to our wood facility in Bassett, Va. This and other reorganization actions resulted in the elimination of approximately 300 positions and the write-down of property and equipment. During the first quarter of 2006, we made cash payments of $275 related to severance and employee benefit costs related to the closing of the Mt. Airy facility. At February 25, 2006, $507 of these costs remained unpaid.

9 of 28

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2006

(Dollars in thousands except share and per share data)

Note 10. Acquisition of Retail Licensee Stores:

During the first quarter of 2006, we purchased the remaining 34% interest in BFD-Atlanta for $200, bringing our total ownership to 100%. This payment is included in other, net in investing activities on our condensed consolidated statements of cash flows.

Note 11. Contingencies:

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings used in the operation of our Bassett-owned retail stores and in the operation of independent and partnership licensee BFD stores. We also lease showroom space from IHFC at the market rate. Lease terms range from three to 15 years and generally have renewal options of between five and 15 years. We had obligations of $94,538 and $90,206 at February 25, 2006, and November 26, 2005, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year.

As part of the expansion strategy for our BFD program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $16,420 and $16,729 at February 25, 2006, and November 26, 2005, respectively. Currently, we have also guaranteed one licensee real estate loan obligation for $708 and $717 and one warehouse lease obligation for $1,358 and $1,667, at February 25, 2006 and November 26, 2005, respectively.

We have also guaranteed loans to certain of our BFD licensees to finance initial inventory packages for those stores. The total contingent liabilities with respect to these loan guarantees as of February 25, 2006, and November 26, 2005, were $11,557 and $11,080, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at February 25, 2006, and November 26, 2005, were $626 and $700, respectively, and are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.

10 of 28

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2006

(Dollars in thousands except share and per share data)

Note 12. Earnings per share:

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Earnings per share
For the quarter ended February 25, 2006
Net income	$2,310	11,815,369	$0.20
Add effect of dilutive securities:
Options	—	118,476	—

Diluted earnings per share	$2,310	11,933,845	$0.19

For the quarter ended February 26, 2005
Net income	$2,364	11,748,104	$0.20
Add effect of dilutive securities:
Options	—	144,238	—

Diluted earnings per share	$2,364	11,892,342	$0.20

Common stock equivalent shares are excluded from the computations if their effect is anti-dilutive. Options to purchase 1.3 million and 1.4 million shares of common stock were outstanding during the first three months of 2006 and 2005, respectively, which could potentially dilute basic EPS in the future. In 2006 and 2005, approximately 716,000 and 781,000, respectively, of these stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 13. Segment Information:

As we continue our transition towards becoming a more retail oriented company, we have re-organized our operating segments to be strategically aligned along wholesale business and retail business and accordingly have adjusted our segment disclosures and analysis. Additionally, we have an investment and real estate segment, thus our operations are classified into three reportable segments: Wholesale, Retail and Investments and Real Estate.

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

Our retail segment consists of Company-owned BFD stores. Our retail segment includes the revenues, expenses, assets and liabilities (including real estate) and capital expenditures directly related to these stores.

Our investments and real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee BFD stores. Although this segment does not have operating earnings, income from the segment is included in other income in our condensed consolidated statements of income and retained earnings. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long-term liabilities section of our condensed consolidated balance sheet. See Note 5 for a further discussion of IHFC.

11 of 28

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2006

(Dollars in thousands except share and per share data)

Inter-Company net sales elimination represents the elimination of wholesale sales to our Company-owned BFD stores. Inter-Company income elimination represents the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the end retail consumer.

The following table presents segment information for the periods ended February 25, 2006, and February 26, 2005:

	February 25, 2006	February 26, 2005
Net Sales
Wholesale	$76,328	$74,908
Retail	21,876	12,677
Inter-Company Elimination	(11,715)	(6,833)

Consolidated	$86,489	$80,752

Operating Income (loss)
Wholesale	$3,662	$1,616
Retail	(2,122)	(34)
Inter-Company Elimination	(125)	(314)

Consolidated	$1,415	$1,268

Identifiable Assets
Wholesale	$153,648	$159,281
Retail	53,022	46,746
Investments and real estate	111,670	97,694

Consolidated	$318,340	$303,721

Depreciation and Amortization
Wholesale	$1,387	$1,968
Retail	455	240
Investments and real estate	384	259

Consolidated	$2,226	$2,467

Capital Expenditures
Wholesale	$1,256	$992
Retail	113	112
Investments and real estate	1,658	1,632

Consolidated	$3,027	$2,736

12 of 28

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 25, 2006

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

Our retail strategy is currently focused on continuing to improve the profitability, operations and customer experience within our BFD store network. During the first quarter of 2006, our licensees opened four new stores and closed one store. We ended the first quarter of 2006 with 133 stores in our BFD network. Continual improvements to the retail program are being pursued through more stylish product, new advertising and better delivery, service and training. We expect licensees to open between 12 and 14 new stores in the remainder of fiscal 2006.

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

We define imported product as fully finished product that is sourced internationally. In the first quarter of 2006, 44% of our wholesale sales were of imported product compared to 32% in the first quarter of 2005. Our domestic product includes certain products that contain components which are also sourced internationally. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with importing certain product categories and major collections, provides the best combination of value and quality to our customers. We expect that overall operating margins will be positively impacted as we shift our mix of domestic versus imported product to a 50/50 mix over the next two years.

13 of 28

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 25, 2006

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

Two key components of our balance sheet are our investments in the Bassett Industries Alternative Asset Fund, L.P. (“Alternative Asset Fund”), a limited partnership, and our interest in the International Home Furnishings Center, Inc. (“IHFC”). For a description of these investments, see Note 5 of the condensed consolidated financial statements and Item 3 – Quantitative and Qualitative Disclosure About Market Risk.

Looking to the remainder of 2006, our primary area of focus is retail. We are fully committed to improving the customer experience at our BFD stores, continuing to improve the products in these stores, building the Bassett® brand and improving the profitability of the BFDs.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which requires that certain estimates and assumptions be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. We use our best judgment in valuing these estimates and may, as warranted, solicit external advice. Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect our condensed consolidated financial statements.

Consolidation – The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated and its majority-owned subsidiaries for whom we have operating control. We also consolidate variable interest entities for which we are the primary beneficiary.

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

14 of 28

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 25, 2006

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

Retail Licensee Store Acquisitions – We account for the acquisition of retail licensee stores and related assets in accordance with SFAS No. 141, “Business Combinations”, which requires application of the purchase method for all business combinations and EITF 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination”. Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition, after settlement of previous transactions. The amount paid in excess of the fair value of net assets acquired, including identifiable intangible assets, net of reserves, is accounted for as goodwill. We evaluate goodwill and intangible assets at the time of acquisition and annually for potential impairment.

Revenue Recognition - Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This generally occurs upon the shipment of goods to independent dealers or, in the case of Bassett-owned retail stores, upon delivery to the consumer. Our terms vary from 30 to 60 days. An estimate for returns and allowances has been provided in recorded sales.

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

Results of Operations – Period ended February 25, 2006 compared with the period ended February 26, 2005

On a consolidated basis, we reported net sales for the first quarter of 2006 of $86,489, an increase of $5,737 or 7% from sales levels attained in the first quarter of 2005. Shipments into our BFD channel increased approximately $4 million over the first quarter of 2005. This increase was partially offset by approximately $2 million of expected attrition in wholesale shipments to traditional stores and other channels. Also our retail sales increased approximately $4 million, primarily due to the acquisitions of 15 BFD stores in Dallas, Atlanta and upstate New York in mid 2005.

Our BFD Store program has migrated toward more upscale and stylish product, coupled with design assistance, in-home selling, a high degree of customization and quick delivery. This combination of features has attracted a solid backlog of potential dealers to our program. In the first quarter of 2006, our licensees opened four new BFDs and closed one BFD store. This resulted in a three store net increase in our BFD network for the first quarter of 2006. There were 133 stores in operation at February 25, 2006, 27 of which we own and consolidate. New licensee candidates continue to be required to meet rigorous financial and operational requirements before being approved as licensees.

15 of 28

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 25, 2006

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross margin, selling, general and administrative (SG&A) expense; and operating income were as follows for the quarters ended February 25, 2006, and February 26, 2005:

	February 25, 2006		February 26, 2005
Net sales	$86,489	100.0%	$80,752	100.0%

Gross profit	27,675	32.0%	21,296	26.4%
SG&A	26,260	30.4%	20,028	24.8%

Operating income	$1,415	1.6%	$1,268	1.6%

Gross margin increased in the first quarter of 2006 largely due to the inclusion of more retail stores during 2006 and an increased sales mix of imported product. Our retail segment has both higher gross margins and higher SG&A expenses than our wholesale operations; therefore, with our 2006 retail sales being a larger percentage of our total sales, our blended gross margins are higher. In 2006, 44% of our wholesale sales were of imported product compared to 32% in 2005. Additionally, 2006 and 2005 margins were positively impacted by lower domestic wood inventory levels which led to reductions in accompanying LIFO inventory reserves.

SG&A expenses in the first quarter of 2006 were $26,260 as compared to $20,028 in the first quarter of 2005. As a percentage of sales, SG&A increased 5.6 points from 24.8% in 2005 to 30.4% in 2006. Wholesale segment SG&A remained basically flat from the first quarter of 2005 to the first quarter of 2006. Retail segment SG&A increased from $5,796 in the first quarter of 2005 to $11,526 due almost entirely ($5,600) to the inclusion of the 15 BFDs acquired in mid 2005. This level of total company SG&A as a percentage of net sales was anticipated and is expected to remain near these levels due to the number of Company-owned BFD stores.

The effective income tax provision rate was 27% in the first quarters of 2006 and 2005. The income tax provision rate in the first quarter of 2006 and 2005 was lower than statutory rates primarily due to exclusions for tax-exempt income and dividends received from our investment in the IHFC.

Net income for the quarter ended February 25, 2006, was $2,310 or $.19 per diluted share. Net income for the quarter ended February 26, 2005, was $2,364 or $0.20 per diluted share.

Segment Information

The following is a discussion of operating results for each of our business segments. As we continue our transition towards becoming a more retail oriented company, we have strategically aligned our operating segments along wholesale business and retail business and accordingly have adjusted our segment disclosures and analysis. Additionally, we have an investment and real estate segment, thus we have three reportable segments: Wholesale, Retail, and Investments and Real Estate. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BFD stores (independently-owned stores, Company-owned retail stores and partnership licensees) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as a contemporary furniture business and corporate selling, general and administrative expenses. Our retail segment consists of Company-owned BFD stores. Our retail segment includes the revenues, expenses, assets (including real estate), liabilities and capital expenditures directly related to these stores. Our investments and real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee BFD stores. Although this segment does not have operating earnings, income from the segment is included in other income in our condensed consolidated statements of income and retained earnings. Our investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long-term liabilities section of our condensed consolidated balance sheet.

16 of 28

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 25, 2006

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Wholesale Segment

	Quarter Ended
	February 25, 2006		February 26, 2005
Net sales	$76,328	100.0%	$74,908	100.0%

Gross profit	18,271	23.9%	15,535	20.7%

Operating income	$3,662	4.8%	$1,616	2.2%

On a wholesale basis, we had net sales of $76,328, which represents a $1,420 or 1.8% increase from sales levels attained in the first quarter of 2005. This increase was primarily due to an approximate $4 million increase in sales to the BFD store channel which included three new BFD stores. In the first quarter of 2006, 70% of wholesale shipments were to BFDs compared to 66% in the first quarter of 2005. Additionally, we experienced approximately $2 million of expected attrition in sales to regional furniture chains, independent furniture retailers and other customers due in part to opening BFD stores in certain markets previously served by an independent retailer. In 2006, we expect continued growth in sales to BFDs to more than offset continued attrition in sales to non-BFD customers.

Wholesale shipments

	Quarter Ended
	February 25, 2006		February 26, 2005
Wood	$44,237	58.0%	$45,167	60.3%
Upholstery	30,497	40.0%	27,536	36.8%
Other	1,594	2.0%	2,205	2.9%

Total	$76,328	100.0%	$74,908	100.0%

Our wood shipments decreased slightly in the first quarter of 2006 as compared to the first quarter of 2005. This was primarily due to the timing of certain new product introductions and the discontinuation of certain products that were previously manufactured at our Mt. Airy facility which was closed during 2005.

Our upholstery shipments experienced solid growth in the first quarter of 2006 led by our imported leather products which offer value in the middle price points with numerous options available to upgrade. Additionally, we continue to offer our Simply Yours® custom made upholstery program which delivers custom made upholstery into the consumers’ home in 30 days or less. Our upholstery products are experiencing a greater sales percentage in our BFD stores relative to the percentage previously shipped to traditional furniture stores. This is primarily attributable to our custom upholstery design center in each BFD store. As the number of BFD stores increase, we expect upholstery sales and contribution to operating earnings to increase.

Our wholesale segment gross margin improved 3.2 percentage points from 20.7% in the first quarter of 2005 to 23.9% in the first quarter of 2006. This improvement was primarily driven by an improved mix of imported products and increased sales volumes of our upholstery products. Additionally, margins were positively impacted by lower domestic wood inventory levels which led to reductions in accompanying LIFO inventory reserves. Margins were negatively impacted by the continued wind-down of our Mt. Airy facility whose closing was announced during the fourth quarter of 2005.

17 of 28

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 25, 2006

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Wholesale SG&A increased $690 in the first quarter of 2006 as compared to the first quarter of 2005. This increase was partially due to the warehousing costs associated with the increase in imported products. Operating earnings doubled in the first quarter of 2006 as compared to the first quarter of 2005 due primarily to a combination of sales growth and a shift to more imported products.

Retail Segment – Company-Owned Retail Stores

	Quarter Ended
	February 25, 2006		February 26, 2005
Net sales	$21,876	100.0%	$12,677	100.0%

Gross profit	9,404	43.0%	5,762	45.5%

Operating loss	$(2,122)	-9.7%	$(34)	-0.3%

For the first quarter of 2005, we owned and operated 14 BFD stores. For the first quarter of 2006, we owned and operated 27 BFD stores. In mid 2005, we acquired 15 stores in Dallas, Atlanta and upstate New York and sold two stores in Nevada to a licensee. Net sales for the retail segment increased in the first quarter of 2006 from the first quarter of 2005, almost exclusively due to the 2005 acquisitions. In 2006, Bassett’s 27 corporate stores experienced challenging conditions at retail and incurred an operating loss of $2.1 million compared to near break-even in the first quarter of 2005 when Bassett’s retail segment included only 14 stores. This loss relates almost entirely to the 15 stores acquired from three licensees in mid 2005. Net sales and margins were lower than planned primarily because the changes being made to drive more traffic, improve staffing, standardize pricing and streamline operations are taking longer than anticipated to implement. Our retail segment experienced an expected increase in SG&A due to the acquisition of 15 BFD stores in mid 2005. SG&A as a percentage of sales was higher than we expected due to certain fixed costs (payroll, leases, etc.) in relation to lower than expected sales. Bassett continues to take steps to merge the 27 corporate stores from 5 independent operating units into a centrally managed operation. These changes, which include a new management team and centralization of certain functions, have resulted in short term challenges but are expected to lead to improvement in the long-term.

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

We plan to utilize our Company-owned retail stores to develop best practices and drive the uniformity in our BFD program that we believe is key to the overall success of our BFD program. Our BFD store growth strategy is currently focused on developing a more uniform set of business practices to assist licensees in the operations of BFD stores and working with licensees to improve the profitability of their BFD stores.

Investment and Real Estate Segment

Our investments and real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee BFD stores. Although this segment does not have operating earnings, income from the segment is included in other income in our condensed consolidated statements of income and retained earnings. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long-term liabilities section of our condensed consolidated balance sheet.

18 of 28

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 25, 2006

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Our February 25, 2006, condensed consolidated balance sheet, with a sizeable investment portfolio and relatively minimal borrowings on our credit facility, remains strong and continues to bolster our retail growth strategy. Our primary sources of funds have been our investment portfolio and a bank credit facility. The primary uses of cash were increases in working capital, purchases of retail real estate and payment of cash dividends.

The current ratio as of February 25, 2006, and November 26, 2005, respectively, was 2.11 to 1 and 2.13 to 1. Working capital at February 25, 2006 was $56,633 compared to $54,716 at November 26, 2005.

Cash used in operating activities was $4,993 for the quarter ended February 25, 2006, compared to cash used in operating activities of $2,399 for the quarter ended February 26, 2005. The overall increase in cash used by operating activities in 2006 was primarily the result of increases in import inventories and increases in accounts receivable related to the slower pace of collections from certain BFD licensees.

Investing activities utilized $323 of cash for the first quarter of 2006 and generated $1,377 of cash in the first quarter of 2005. The primary reasons for the decrease in cash generated by investing activities in 2006 relate to the sale of our Hiddenite, N.C., facility in 2005 and the timing of liquidating a portion of our investment portfolio in 2005.

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

Net cash provided by financing activities was $2,719 in the first quarter of 2006 and $2,800 for the first quarter of 2005. In the first quarters of 2006 and 2005, we borrowed $5,000 from our bank credit facility primarily to fund purchases of import inventories related to the growth of imported products within our wholesale operating segment. We also continued to pay our quarterly dividend of $.20 per share in both 2005 and 2006.

Our condensed consolidated financial statements are prepared on the basis of historical cost and are not intended to show the impact of inflation or changing prices. We do not believe that inflation has had a material impact on our profitability during the periods covered under this filing. In the past, we have generally been able to increase prices or make other adjustments to offset increases in operating costs and effectively manage our working capital.

Regulatory Developments

The Company supported an antidumping petition involving wooden bedroom furniture imported from China (the “Case”). The Continued Dumping and Subsidy Offset Act (CDSOA) provides for distribution of monies collected by U.S. Customs from antidumping cases to domestic producers that supported a petition. Subsequent legislation by Congress repeals CDSOA distributions to eligible domestic producers for tariffs collected on imports entering the United States after September 30, 2007.

According to U.S. Customs and Border Protection, as of October 1, 2005, approximately $117 million had been collected in tariffs under the Case. Adjustments to the amounts collected are determined retrospectively for imports in annual administrative reviews by the U.S. Department of Commerce. Furthermore, certain importers and Chinese producers have appealed the initial findings of the antidumping order to the U.S. Court of International Trade, and favorable rulings for these importers and Chinese producers could reduce the amount of tariffs ultimately available for distribution to the eligible domestic producers. Any collected tariffs that are subject to appeals and administrative reviews are not available for distribution until those proceedings have been completed. Consequently, the amounts ultimately available for distribution in the Case by the end of calendar 2006 will consist of tariffs collected through September 30, 2006, that are no longer subject to administrative reviews and pending legal appeals. Any amount the Company may receive also will depend on our percentage allocation, which is based on the relative qualifying

19 of 28

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 25, 2006

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

expenditures of the domestic producers who supported the Case for the relevant time periods under CDSOA. Our percentage allocation for payments received in 2005 was approximately 8.5% and the payment amount was immaterial. We are unable to predict with any certainty the amounts we may receive in 2006 or thereafter under CDSOA. However, these distributions could be material depending on the results of legal appeals and administrative reviews, and our ultimate percentage allocation.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of both Company-owned and licensee BFD stores. We have guaranteed certain lease obligations of licensee operators of the BFD stores, as part of our retail expansion strategy. We also have guaranteed loans of certain of our BFD dealers to finance initial inventory packages for these stores. See Note 11 to our condensed consolidated financial statement for further discussion of operating leases, lease guarantees and loan guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

20 of 28

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 25, 2006

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

Our marketable securities portfolio, which totaled $25,915 at February 25, 2006, is diversified among eight different money managers and over twenty different medium to large capitalization interests. Although there are no maturity dates for our equity investments, we have plans to liquidate our current marketable securities portfolio on a scheduled basis over the next three to six years. Maturity dates on other investments in the portfolio range from one to six years.

The Bassett Industries Alternative Asset Fund L.P (BIAAF) was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of BIAAF. We and the General Partner are currently the only two partners. The objective of BIAAF is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In general, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in BIAAF, which totaled $52,840 at February 25, 2006, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to BIAAF is limited to the amount of BIAAF’s investment in each of the funds.

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

21 of 28

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 25, 2006

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

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•	competitive conditions in the home furnishings industry

•	general economic conditions

•	overall consumer demand for home furnishings

•	BFD store openings

•	BFD store closings and the profitability of BFD stores (independent licensees, Company-owned retail stores and partnership licensees)

•	ability to implement our Company-owned retail strategies and realize the benefits from such strategies as they are implemented

•	fluctuations in the cost and availability of raw materials, labor and sourced products (including foam and certain petroleum based products)

•	results of marketing and advertising campaigns

•	information and technology advances

•	ability to execute new global sourcing strategies

•	performance of our investment portfolio

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•	effects of profit improvement initiatives in our domestic wood operations

•	continued profitability of our unconsolidated affiliated companies, particularly IHFC

22 of 28

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 25, 2006

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

	Total Number of Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 27 - January 1, 2006	797	$18.81	797	$9,250,846
January 2 - January 28, 2006	—	n/a	—	$9,250,846
January 29 - February 25, 2006	—	n/a	—	$9,250,846

(1)	The Company’s Board of Directors has authorized the repurchase of up to $40,000,000 in Company stock. This repurchase plan was announced on June 23, 1998.

Item 4. Submission of Matters to a Vote of Security Holders:

The stockholders were asked to vote on two proposals at the Annual Meeting of Stockholders held on February 28, 2006: (1) election of nine directors and (2) ratification of the selection of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ended November 25, 2006.

The results of the votes by the stockholders were as follows:

(1) Election of Directors

	Voted For	Withheld
Peter W. Brown, M.D.	10,685,507	71,013
Paul Fulton	10,681,045	75,475
Howard H. Haworth	10,687,547	68,973
George W. Henderson, III	10,687,347	69,173
Dale C. Pond	10,183,318	573,202
Robert H. Spilman, Jr.	10,684,930	71,590
David A. Stonecipher	10,687,640	68,880
William C. Wampler, Jr.	10,687,520	69,000
William C. Warden, Jr.	10,646,423	110,097

(2) Ratification of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ended November 25, 2006: Voted for – 10,688,973; against – 57,202; abstained and broker non-votes- 10,540

Item 6. Exhibits:

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

23 of 28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H. Spilman, Jr.
Robert H. Spilman Jr., President and Chief Executive Officer
April 6, 2006

/s/ Barry C. Safrit
Barry C. Safrit, Vice President and Chief Financial Officer
April 6, 2006

24 of 28