Form 10-Q
period 2006-05-27
BASSETT FURNITURE INDUSTRIES INC
filed 2006-07-06
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes  ☐    No  ☒

At May 27, 2006, 11,792,097 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE
	PART I - FINANCIAL INFORMATION

1.	Financial Statements as of May 27, 2006 (unaudited) and November 26, 2005 and for the six months and quarter ended May 27, 2006 (unaudited) and May 28, 2005 (unaudited)

	Condensed Consolidated Statements of Income and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

3.	Quantitative and Qualitative Disclosures About Market Risk	22

4.	Controls and Procedures	23

	PART II - OTHER INFORMATION

2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

4.	Submission of Matters to a Vote of Security Holders	24

6.	Exhibits	24

2 of 25

P A RT I - FINANCIAL INFORMATION

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE PERIODS ENDED MAY 27, 2006 AND MAY 28, 2005 – UNAUDITED

(In thousands except per share data)

Item 1. Financial Statements

	Six Months Ended		Quarter Ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Net sales	$174,152	$163,815	$87,663	$83,063
Cost of sales	118,489	120,369	59,675	60,913

Gross profit	55,663	43,446	27,988	22,150

Selling, general and administrative	53,093	40,488	26,833	20,460
Impaired asset charge	—	2,465	—	2,465

Operating income (loss)	2,570	493	1,155	(775)

Other income, net	4,553	3,808	2,780	1,838

Income before income tax provision	7,123	4,301	3,935	1,063

Income tax provision	(1,928)	(890)	(1,050)	(16)

Net income	$5,195	$3,411	$2,885	$1,047

Retained earnings-beginning of period	156,471	158,341	156,416	158,355
Cash dividends	(4,728)	(4,709)	(2,363)	(2,359)

Retained earnings-end of period	$156,938	$157,043	$156,938	$157,043

Basic earnings per share	$0.44	$0.29	$0.24	$0.09

Diluted earnings per share	$0.44	$0.29	$0.24	$0.09

Dividends per share	$0.40	$0.40	$0.20	$0.20

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 25

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 27, 2006 AND NOVEMBER 26, 2005

(In thousands)

	(Unaudited) May 27, 2006	November 26, 2005
Assets
Current assets
Cash and cash equivalents	$5,321	$7,109
Accounts receivable, net	40,820	37,069
Inventories, net	52,929	48,887
Deferred income taxes	5,084	5,188
Assets held for sale, net	1,185	1,185
Other current assets	2,390	3,626

Total current assets	107,729	103,064

Property and equipment
Cost	170,804	182,644
Less accumulated depreciation	109,498	118,000

Property and equipment, net	61,306	64,644

Investments	76,049	76,890
Retail real estate, net	34,165	31,640
Notes receivable, net	17,945	15,768
Other, net	16,218	16,650

Total other assets	144,377	140,948

Total assets	$313,412	$308,656

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,039	$19,421
Customer deposits	6,092	7,525
Other accrued liabilities	19,443	21,402

Total current liabilities	46,574	48,348

Long-term liabilities
Employee benefits	8,943	9,208
Long-term debt	11,709	3,910
Real estate notes payable	14,897	15,144
Distributions in excess of affiliate earnings	11,548	11,833

Total long-term liabilities	47,097	40,095

Commitments and Contingencies
Stockholders’ equity
Common stock	58,960	59,022
Retained earnings	156,938	156,471
Additional paid-in-capital	1,712	2,068
Accumulated other comprehensive income - unrealized holding gains, net of income tax	2,131	2,652

Total stockholders’ equity	219,741	220,213

Total liabilities and stockholders’ equity	$313,412	$308,656

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 25

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 27, 2006 AND MAY 28, 2005 – UNAUDITED

(In thousands)

	Six Months Ended
	May 27, 2006	May 28, 2005
Net income	$5,195	$3,411
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,444	4,656
Equity in undistributed income of investments	(5,404)	(5,533)
Provision for write-down of impaired assets	—	2,465
Net gains from sales of investments	(1,643)	(393)
Provision for losses on trade accounts receivable	1,680	1,180
Deferred income taxes	278	(322)
Changes in employee benefit liabilities	(265)	(138)
Changes in operating assets and liabilities, exclusive of assets sold in Weiman transaction:
Accounts receivable, net	(5,431)	(619)
Inventories, net	(4,878)	3,243
Other current assets	1,231	(312)
Notes receivable, net	(1,913)	110
Accounts payable and accrued liabilities	(1,774)	(2,148)

Net cash (used in) provided by operating activities	(8,480)	5,600

Investing activities:
Purchases of property and equipment	(2,284)	(2,139)
Purchases of retail real estate	(3,344)	(3,361)
Proceeds from sales of property and equipment	1,694	1,511
Proceeds from sales of investments	12,088	9,173
Purchases of investments	(7,636)	(7,611)
Dividends from an affiliate	2,811	2,342
Acquisitions of retail licensee stores, net of cash acquired (1)	(430)	(200)
Proceeds from sale of certain assets of Weiman division	1,300	—
Other, net	182	(1,231)

Net cash provided by (used in) investing activities	4,381	(1,516)

Financing activities:
Borrowings under revolving credit arrangement	8,000	4,000
Repayments of long-term debt	(201)	—
Repayments of real estate notes payable	(247)	(228)
Issuance of common stock, net	397	745
Repurchases of common stock	(910)	—
Cash dividends	(4,728)	(4,709)

Net cash provided by (used in) financing activities	2,311	(192)

Net change in cash and cash equivalents	(1,788)	3,892

Cash and cash equivalents, beginning of period	7,109	4,022

Cash and cash equivalents, end of period	$5,321	$7,914

(1)	See Note 10 for a summary of the non-cash portion of this transaction

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 25

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2006

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

Note 2. Interim Financial Presentation:

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and six months ended May 27, 2006, are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 26, 2005.

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

Effective for the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective approach to transition. Accordingly, prior year amounts have not been restated. Under the modified prospective approach, the provisions of SFAS No. 123R are to be applied to new awards granted after November 27, 2005, and the Company is required to recognize compensation expense for stock options granted prior to the adoption of SFAS No. 123R under the fair value method and recognize those amounts over the remaining vesting period of the stock options. The Company’s results of operations for the second quarter and first six months ended May 27, 2006, includes $28 of compensation expense related to restricted stock issued during the second quarter of 2006.

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

6 of 25

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2006

(Dollars in thousands except share and per share data)

We had a Stock Plan for Non-Employee Directors, adopted in 1993 and amended in 2000, which expired in 2003. Under this stock option plan, we reserved for issuance 125,000 shares of common stock, including an additional 50,000 shares of common stock that were authorized for issuance by the Stockholders at the 2000 Annual Shareholders Meeting. No shares were available for grant under the plan at May 27, 2006. These options are exercisable for 10 years commencing six months after the date of grant.

During 2005, we adopted a Non-Employee Directors Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan authorized incentive awards in the form of restricted stock or stock grants. All Directors of the Company who are not full-time employees of the Company are eligible to receive incentive awards under the Incentive Plan. There were 100,000 shares of common stock reserved for grant under the Incentive Plan. Shares available for grant under the Incentive Plan were 89,059 at May 27, 2006.

Option activity under the foregoing plans for the six months of 2006 is as follows:

	Number of shares	Weighted average price per share
Outstanding at November 26, 2005	1,326,410	$20.54
Granted	0	—
Exercised	(13,500)	16.74
Forfeited	(17,500)	25.37

Outstanding at May 27, 2006	1,295,410	$20.51

Exercisable at May 27, 2006	1,291,077	$20.53

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

As of May 27, 2006, there were approximately 4,300 unvested stock options and $13 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. That cost is expected to be recognized over the remaining months of fiscal 2006.

For various price ranges, weighted-average characteristics of outstanding stock options at May 27, 2006, were as follows:

7 of 25

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2006

(Dollars in thousands except share and per share data)

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$9.67 - $16.12	569,138	4.4	$14.84	564,805	$14.84
16.13 - 22.57	388,000	6.1	21.22	388,000	21.22
22.58 - 32.25	338,272	1.5	29.23	338,272	29.23

	1,295,410			1,291,077

The weighted average fair values of options granted during 2004 and 2003 were $5.69 and $2.74, respectively.

The following pro forma information is presented as if we had adopted the fair value method for recognition purposes under SFAS No. 123R for all outstanding and unvested awards in the prior year comparable period.

	Quarter Ended May 28, 2005	Six Months Ended May 28, 2005
Net income:
As reported	$1,047	$3,411
Less: pro forma expense, net of tax, related to stock options	(4)	(16)

Pro forma net income	$1,043	$3,395

Earnings per share:
As reported
Basic	$0.09	$0.29
Diluted	0.09	0.29
Pro forma
Basic	0.09	0.29
Diluted	0.09	0.29

We implemented an Employee Stock Purchase Plan (“ESPP”) in the fourth quarter of fiscal year 2000. This plan allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the plan we sold 2,850 and 5,818 shares to employees in the second quarter and first six months of 2006 that resulted in an immaterial amount of compensation expense.

During the second quarter of 2006, we issued 7,800 shares of restricted stock to employees. These shares vest over a two year period with half vesting after one year of service and the other half vesting after two years of service. As of May 27, 2006, there was $122 of total unrecognized compensation expense related to the restricted shares which will be recognized through the first quarter of 2008.

Note 4. Inventories:

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method. During the second quarter and first six months of 2006 and 2005 we liquidated certain LIFO inventories which decreased cost of sales by approximately $600 and $1,200 and $400 and $700, respectively.

	May 27, 2006	November 26, 2005
Finished goods	$38,095	$35,773
Work in process	1,056	1,779
Raw materials and supplies	12,882	12,113
Retail merchandise	14,532	14,447

Total inventories on FIFO method	66,565	64,112
LIFO adjustment	(13,636)	(15,225)

Total inventories, net	$52,929	$48,887

8 of 25

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2006

(Dollars in thousands except share and per share data)

Note 5. Unconsolidated Affiliated Companies:

The International Home Furnishings Center (“IHFC”) owns and leases out floor space in a showroom facility in High Point, North Carolina. We owned 46.9% of IHFC at May 27, 2006, and May 28, 2005, and accounted for the investment using the equity method since we do not maintain operating control of IHFC. Our investment reflects a credit balance of $11,548 and $11,833 at May 27, 2006, and November 26, 2005, respectively, which is reflected in the liabilities section in the accompanying consolidated balance sheets as “distributions in excess of affiliate earnings.” We have concluded, based on the leases that tenants must sign with IHFC and based on historical earnings, that IHFC will generate future earnings in excess of the amounts recorded in the accompanying balance sheets. Based on current and expected future earnings of IHFC, we believe the market value of this investment is positive and substantially greater than its negative book value of $11,548 at May 27, 2006. We recorded income from IHFC of $3,096 and $2,966 in the first six months of 2006 and 2005, respectively. In the second quarter of 2006 we recorded income of $1,862 compared to $1,796 in the second quarter of 2005. Additionally, we received dividends of $2,811 and $2,342 in the first quarter of 2006 and 2005. Summarized unaudited income statement information for IHFC for its first six months of 2006 and 2005, respectively, is as follows:

	2006	2005
Revenue	$22,814	$22,485
Operating income	14,998	14,883
Net income	6,607	6,330

Note 6. Real Estate Notes Payable:

We have mortgages on five real estate properties utilized by Bassett Furniture Direct (BFD) stores (three of which are Company-owned BFD stores and two of which are licensee-owned BFD stores) totaling $15,376. These notes payable mature over the next six to seven years and have interest rates ranging from 7.89% to 9.18%. The current portion of these notes, $479 at May 27, 2006, has been included as a current liability in accrued liabilities in the accompanying condensed consolidated balance sheet. These mortgages are collateralized by the respective properties with a net book value of $18,948.

Note 7. Long-Term Debt:

We have a $40,000 revolving credit facility which is secured by substantially all of our receivables and inventories. Borrowings under the facility, which matures November 30, 2007, totaled $11,000 at May 27, 2006, and $3,000 at November 26, 2005. The interest rate on this facility was 6.54% at May 27, 2006, based on LIBOR plus 1.5%.

Additionally, through our acquisition of retail licensee stores in Dallas and Atlanta in 2005, we assumed $4,184 of long-term debt, of which $3,392 has since been repaid. These notes contain various interest rates that range from 2.9% to 9.5%. The current portion of these notes, $83 at May 27, 2006, has been included as a current liability in accrued liabilities in the accompanying condensed consolidated balance sheet.

Note 8. Comprehensive Income:

For the quarters ended May 27, 2006, and May 28, 2005, total comprehensive income, net of tax, was $2,122 and $963, respectively. Included in total comprehensive income for each quarter was net income of $2,885 and $1,047, and unrealized holding gains (losses), net of tax, of $(763) and $(84), respectively.

For the six months ended May 27, 2006, and May 28, 2005, total comprehensive income, net of tax, was $4,674 and $3,391, respectively. Included in total comprehensive income for each six month period was net income of $5,195 and $3,411, and unrealized holding gains (losses), net of tax, of $(521) and ($20), respectively.

9 of 25

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2006

(Dollars in thousands except share and per share data)

Note 9. Restructuring Charges:

During fiscal year 2005, we closed our wood manufacturing facility in Mt. Airy, N.C., due to excess domestic capacity as we have continued to experience a shift in demand from domestically produced products to imported products. Certain products produced at our Mt. Airy facility were moved to our wood facility in Bassett, Va. This and other reorganization actions resulted in the elimination of approximately 300 positions and the write-down of property and equipment. During the second quarter and first six months of 2006, we made cash payments of $286 and $561 related to severance and employee benefit costs related to the closing of the Mt. Airy facility. At May 27, 2006, $221 of these costs remained unpaid and are anticipated to be paid during the remainder of 2006.

Note 10. Acquisition of Retail Licensee Stores:

During the second quarter of 2005, we acquired a 76% ownership interest in our Dallas, Texas BFD store operation (“BFD-Dallas”). BFD-Dallas consisted of eight BFD stores in the greater Dallas, Texas metropolitan area. We accounted for this transaction using the purchase method of accounting. The aggregate purchase price for this transaction was $3,300, which included $800 of cash and $2,500 of notes receivable converted to equity. The net assets acquired were $835 and included cash of $600 and $3,553 of inventories, net of inter-company profit elimination. In conjunction with these transactions, we recorded asset impairment charges totaling $2,465 (net of previously recorded reserves) for the differences in the respective purchase price and the fair market value of net liabilities acquired. The differences relate to unsupported minority interest assets, an impairment of a portion of goodwill created through these transactions, and the elimination of intercompany profits in inventories in accordance with EITF 04-1.

During the first quarter of 2006, we purchased the remaining 34% interest in BFD-Atlanta for $200, bringing our total ownership to 100%. During the second quarter of 2006, we purchased an additional 15% interest in BFD-Dallas for $230, bringing our total ownership to 91%.

Note 11. Sale of Weiman

During the second quarter of 2006, the Company sold certain assets, primarily inventory and property and equipment, of its Weiman division (a contemporary upholstery furniture business) for net book value. The Company received $1.3 million in cash and a short-term note in the amount of $264. Historically, Weiman’s operating results and financial position have been included in the Company’s wholesale segment (“other” as it relates to wholesale shipments) for segment reporting. The Company divested these assets as they were determined to be non-core and not aligned with the Company’s primary strategic objective of growing and improving the Bassett Furniture Direct network of Company-owned and licensed retail furniture stores.

Note 12. Contingencies:

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings used in the operation of our Bassett-owned retail stores and in the operation of independent and partnership licensee BFD stores. We also lease showroom space from IHFC at the market rate. Lease terms range from three to 15 years and generally have renewal options of between five and 15 years. We had obligations of $95,827 and $90,206 at May 27, 2006, and November 26, 2005, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year.

As part of the expansion strategy for our BFD program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $19,439 and $16,729 at May 27, 2006, and November 26, 2005, respectively. Currently, we have also guaranteed one licensee real estate loan obligation for $708 and $717 and one warehouse lease obligation for $1,019 and $1,667, at May 27, 2006 and November 26, 2005, respectively.

10 of 25

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2006

(Dollars in thousands except share and per share data)

We have also guaranteed loans to certain of our BFD licensees to finance initial inventory packages for those stores. The total contingent liabilities with respect to these loan guarantees as of May 27, 2006, and November 26, 2005, were $10,682 and $11,080, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at May 27, 2006, and November 26, 2005, were $600 and $700, respectively, and are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.

Note 13. Earnings per share:

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Earnings per share
For the quarter ended May 27, 2006

Net income	$2,885	11,822,514	$0.24
Add effect of dilutive securities:
Options		118,880	—

Diluted earnings per share	$2,885	11,941,394	$0.24

For the quarter ended May 28, 2005

Net income	$1,047	11,781,581	$0.09
Add effect of dilutive securities:
Options	—	146,367	—

Diluted earnings per share	$1,047	11,927,948	$0.09

For the six months ended May 27, 2006

Net income	$5,195	11,818,942	$0.44
Add effect of dilutive securities:
Options		118,688

Diluted earnings per share	$5,195	11,937,630	$0.44

For the six months ended May 28, 2005

Net income	$3,411	11,764,842	$0.29
Add effect of dilutive securities:
Options	—	145,328	—

Diluted earnings per share	$3,411	11,910,170	$0.29

Common stock equivalent shares are excluded from the computations if their effect is anti-dilutive. Options to purchase 1.3 million and 1.4 million shares of common stock were outstanding during the first six months of 2006 and 2005, respectively, which could potentially dilute basic EPS in the future. In 2006 and 2005, approximately 715,000 and 741,000, respectively, of these stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

11 of 25

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2006

(Dollars in thousands except share and per share data)

Note 14. Segment Information:

As we continue our transition toward becoming a more retail oriented company, we have reorganized our operating segments to be strategically aligned along either a wholesale business or a retail business and accordingly have adjusted our segment disclosures and analysis. Additionally, we have an investment and real estate segment, thus our operations are classified into three reportable segments: Wholesale, Retail and Investments and Real Estate.

The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BFD stores (independently-owned stores, Company-owned retail stores and partnership licensees) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as corporate selling, general and administrative expenses. During the second quarter of 2006, we sold our contemporary furniture business (Weiman).

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

12 of 25

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2006

(Dollars in thousands except share and per share data)

The following table presents segment information for the periods ended May 27, 2006, and May 28, 2005:

	Quarter Ended		Six Months Ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Net Sales
Wholesale	$75,401	$75,947	$151,729	$150,855
Retail	20,927	14,085	42,803	26,762
Inter-Company Elimination	(8,665)	(6,969)	(20,380)	(13,802)

Consolidated	$87,663	$83,063	$174,152	$163,815

Operating Income (loss)
Wholesale	$3,528	$1,452	$7,190	$3,069
Retail	(2,587)	164	(4,709)	129
Inter-Company Elimination	214	74	89	(240)
Impaired asset charge	—	(2,465)	—	(2,465)

Consolidated	$1,155	$(775)	$2,570	$493

Identifiable Assets
Wholesale	$151,054	$149,787	$151,054	$149,787
Retail	52,144	53,596	52,144	53,596
Investments and real estate	110,214	99,003	110,214	99,003

Consolidated	$313,412	$302,386	$313,412	$302,386

Depreciation and Amortization
Wholesale	$1,379	$1,665	$2,962	$3,589
Retail	455	267	662	507
Investments and real estate	384	257	820	560

Consolidated	$2,218	$2,189	$4,444	$4,656

Capital Expenditures
Wholesale	$836	$977	$2,097	$1,871
Retail	79	156	187	268
Investments and real estate	1,686	1,631	3,344	3,361

Consolidated	$2,601	$2,764	$5,628	$5,500

13 of 25

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2006

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

Our retail strategy is currently focused on continuing to improve the profitability, operations and customer experience within our BFD store network. During the second quarter of 2006, our licensees opened five new stores. We ended the second quarter of 2006 with 136 stores in our BFD network. Continual improvements to the retail program are being pursued through more stylish product, new advertising and better delivery, service and training. The Company will open one new corporate store and expects licensees to open five new BFD stores in the remainder of fiscal 2006.

A major component of our overall retail strategy involves our growing group of Company-owned stores. During 2005, the Company acquired 15 additional BFD stores in Dallas, Atlanta, and Upstate New York. We believe a Company-owned retail division provides us the first-hand experience and immediate feedback to develop programs that are vitally important to the success of our entire BFD network. Pursuit of this strategy will also enable our retail division to acquire and operate additional BFD stores as viable opportunities arise. Our organizational and financial strength, combined with our retail scale, provide the platform, best practices and resources needed to drive uniformity throughout our BFD program and drive the improvement needed in the retail stores we have acquired from licensees.

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

We define imported product as fully finished product that is sourced internationally. In the second quarter of 2006, 43% of our wholesale sales were of imported product compared to 32% in the second quarter of 2005. Our domestic product includes certain products that contain components which are also sourced internationally. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with importing certain product categories and major collections, provides the best combination of value and quality to our customers. We expect that overall operating margins will be positively impacted as we shift our mix of domestic versus imported product to a 50/50 mix over the next two years.

14 of 25

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2006

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Maintenance of a strong balance sheet is a stated management goal and vital to our retail growth strategy. The BFD program entails key business risks, including the realization of receivables and the coverage of both direct and contingent liabilities primarily associated with retail real estate. We have established decision criteria and business disciplines aimed at minimizing potential losses from these risks. We intend to execute our strategies in such a way as to preserve our investments while utilizing our revolving credit facility for working capital, as needed.

Two key components of our balance sheet are our investments in the Bassett Industries Alternative Asset Fund, L.P. (“Alternative Asset Fund”), a limited partnership, and our interest in the International Home Furnishings Center, Inc. (“IHFC”). For a description of these investments, see Note 5 of the condensed consolidated financial statements and Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Looking to the remainder of 2006, our primary area of focus is retail. We must drive improvement in our retail segment’s results. Amidst an extremely challenging retail environment, we are squarely focused on selling more furniture in our Bassett Furniture Direct stores. This enterprise-wide effort involves every aspect of our Company – Merchandising, Marketing, Operations, Recruiting, Training and Information Technology. We have developed a financial plan aimed at reducing our retail losses to a breakeven level over the next 12 to 18 months.

A major marketing initiative for Bassett in August will be the introduction of a direct to consumer catalog. This catalog will better define and enhance Bassett’s brand image while explaining to its consumers its product and service capabilities. This initiative may slightly increase wholesale segment SG&A expenses in the second half of the year and should result in increased traffic to the participating stores.

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

15 of 25

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2006

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

Investments - Investments are marked to market and recorded at their fair value. We account for the Alternative Asset Fund by marking it to market value each month based on the net asset values provided by the General Partner. Unrealized holding gains and losses, net of the related income tax effect, on available for sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold.

Retail Licensee Store Acquisitions - We account for the acquisition of retail licensee stores and related assets in accordance with SFAS No. 141, “Business Combinations”, which requires application of the purchase method for all business combinations and EITF 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination”. Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition, after settlement of previous transactions. The amount paid in excess of the fair value of net assets acquired, including identifiable intangible assets, net of reserves, is accounted for as goodwill. We evaluate goodwill and intangible assets at the time of acquisition and annually for potential impairment.

Revenue Recognition - Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This generally occurs upon the shipment of goods to independent dealers or, in the case of Bassett-owned retail stores, upon delivery to the consumer. Our terms vary from 30 to 60 days. An estimate for returns and allowances has been provided in recorded sales. Our license agreements do not include and we do not charge any license fees to our licensees.

Loss Reserves - We have a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability, litigation, restructuring charges, and the recoverability of deferred income tax benefits. Establishing loss reserves for these matters requires estimates and judgment with regard to maximum risk exposure and ultimate liability or realization. As a result, these estimates are often developed with the assistance of appropriate advisors, and are based on our current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcomes of these issues or the possibilities of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

Results of Operations – Periods ended May 27, 2006 compared with the periods ended May 28, 2005

On a consolidated basis, we reported net sales for the first six months of 2006 of $174,152, an increase of $10,337 or 6% from sales levels attained in the first six months of 2005. Net sales for the second quarter of 2006 were $87,663 which was an increase of 5.5% from the $83,063 of net sales reported in the second quarter of 2005. This increase in sales over the prior year is due almost entirely to the 15 stores acquired during 2005. Reference Note 14 to the condensed consolidated financial statements for the segment breakdown of wholesale, retail, and inter-company sales for all periods presented.

Our BFD Store program has migrated toward more upscale and stylish product, coupled with design assistance, in-home selling, a high degree of customization and quick delivery. In the second quarter of 2006, our licensees opened five new BFDs. There were 136 stores in operation at May 27, 2006, 25 of which we own and consolidate. New licensee candidates continue to be required to meet rigorous financial and operational requirements before being approved as licensees.

16 of 25

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2006

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross margin, selling, general and administrative (SG&A) expense; and operating income were as follows for the periods ended May 27, 2006, and May 28, 2005:

	Quarter Ended				Six Months Ended
	May 27, 2006		May 28, 2005		May 27, 2006		May 28, 2005
Net sales	$87,663	100.0%	$83,063	100.0%	$174,152	100.0%	$163,815	100.0%

Gross profit	27,988	31.9%	22,150	26.7%	55,663	32.0%	43,446	26.5%
SG&A	26,833	30.6%	20,460	24.6%	53,093	30.5%	40,488	24.7%
Impaired asset charge	—	0.0%	2,465	3.0%	—	0.0%	2,465	1.5%

Operating income	$1,155	1.3%	$(775)	-0.9%	$2,570	1.5%	$493	0.3%

Gross margin increased in the second quarter and first six months of 2006 largely due to the inclusion of more retail stores during 2006 and an increased sales mix of imported product. In 2006, 43% of our wholesale sales were of imported product compared to 32% in 2005. Additionally, 2006 and 2005 margins were positively impacted by lower domestic wood inventory levels which led to reductions in accompanying LIFO inventory reserves.

SG&A expenses in the second quarter of 2006 were $26,833 as compared to $20,460 in the second quarter of 2005. As a percentage of sales, SG&A increased six points from 24.6% in the second quarter 2005 to 30.6% in the second quarter of 2006. Our total SG&A spending increased from $40,488 in the first six months of 2005 to $53,093 in the first six months of 2006. Wholesale segment SG&A remained basically flat from 2005 levels to 2006 levels, notwithstanding a $500 increase in our provision for losses on trade accounts receivable. Retail segment SG&A increased from $6,248 in the second quarter of 2005 to $12,367 due almost entirely to the inclusion of the 15 BFDs acquired in mid 2005. This level of total company SG&A as a percentage of net sales was anticipated and is expected to remain near these levels due to the number of Company-owned BFD stores.

The effective income tax provision rate was 27% and 1.5% in the second quarters of 2006 and 2005, respectively. The effective income tax provision rate was 27% and 20.7% in the first six months of 2006 and 2005, respectively. The income tax provision rate in the second quarter of 2006 and 2005 was lower than statutory rates due to the relative levels of income and certain exclusions, primarily the dividends received from our investment in the IHFC.

Net income for the second quarter ended May 27, 2006, was $2,885 or $.24 per diluted share compared to net income of $1,047 or $.09 per diluted share for the second quarter of 2005. Net income for the first six months of 2006 was $5,195 or $.44 per diluted share compared to net income of $3,411 or $.29 per diluted share for the first six months of 2005. Net income for the second quarter and first six months of 2005 reflected a $1.5 million after-tax charge related to the acquisition of eight Dallas area BFD stores.

Segment Information

The following is a discussion of operating results for each of our business segments. As we continue our transition towards becoming a more retail oriented company, we have strategically aligned our operating segments along wholesale business and retail business and accordingly have adjusted our segment disclosures and analysis. Additionally, we have an investment and real estate segment, thus we have three reportable segments: Wholesale, Retail, and Investments and Real Estate. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BFD stores (independently-owned stores, Company-owned retail stores and partnership licensees) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as corporate selling, general and administrative expenses. During the second quarter of 2006, we sold our contemporary furniture business (Weiman). Our retail segment consists of Company-owned BFD stores. Our retail segment includes the revenues,

17 of 25

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2006

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

expenses, assets (including real estate), liabilities and capital expenditures directly related to these stores. Our investments and real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee BFD stores. Although this segment does not have operating earnings, income from the segment is included in other income in our condensed consolidated statements of income and retained earnings. Our investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long-term liabilities section of our condensed consolidated balance sheet.

Wholesale Segment

	Quarter Ended				Six Months Ended
	May 27, 2006		May 28, 2005		May 27, 2006		May 28, 2005
Net sales	$75,401	100.0%	$75,947	100.0%	$151,729	100.0%	$150,855	100.0%

Gross profit	18,285	24.3%	16,148	21.3%	36,680	24.2%	31,998	21.2%

Operating income	$3,528	4.7%	$1,452	1.9%	$7,190	4.7%	$3,069	2.0%

On a wholesale basis, we had net sales of $75,401 for the second quarter of 2006, basically flat with sales levels attained in the second quarter of 2005. Approximately two-thirds of wholesale shipments were to BFDs in both the second quarters of 2006 and 2005. Additionally, approximately 43% of wholesale shipments were of imported products as compared to 32% in the second quarter of 2005. For the first six months of 2006, we had wholesale sales of $151,729, slightly up over the prior year. For the first six months of 2006, 69% of wholesale shipments were to BFDs compared to 67% in the first six months of 2005.

Wholesale shipments

	Quarter Ended				Six Months Ended
	May 27, 2006		May 28, 2005		May 27, 2006		May 28, 2005
Wood	$43,364	57.5%	$45,270	59.6%	$87,602	57.7%	$90,436	59.9%
Upholstery	30,754	40.8%	29,234	38.5%	61,250	40.4%	56,771	37.6%
Other	1,283	1.7%	1,443	1.9%	2,877	1.9%	3,648	2.4%

Total	$75,401	100.0%	$75,947	100.0%	$151,729	100.0%	$150,855	100.0%

Our wood shipments decreased slightly in the second quarter and first six months of 2006 as compared to the second quarter and first six months of 2005. This was due primarily to the overall soft retail conditions.

Our upholstery shipments experienced solid growth in the second quarter and first six months of 2006 led by our leather products which offer value in the middle price points with numerous options available to upgrade and the new fabrics introduced over the past two years. Additionally, we continue to offer our Simply Yours® custom made upholstery program which delivers custom made upholstery into the consumer’s home in 30 days or less. Our upholstery products make up a higher percentage of sales in our BFD stores compared to the product mix we previously shipped to traditional furniture stores. This is primarily attributable to our custom upholstery design center in each BFD store. As the number of BFD stores increase, we expect upholstery sales and contribution to operating earnings to increase.

18 of 25

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2006

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the second quarter of 2006, the Company sold certain assets, primarily inventory and property and equipment, of its Weiman division (a contemporary upholstery furniture business) for net book value. The Company received $1.3 million in cash and a short-term note. Historically, Weiman’s operating results and financial position have been included in the Company’s wholesale segment (“other” as it relates to wholesale shipments) for segment reporting. The Company divested these assets as they were determined to be non-core and not aligned with the Company’s primary strategic objective of growing and improving the Bassett Furniture Direct network of Company-owned and licensed retail furniture stores.

Our wholesale segment gross margin improved three percentage points in the second quarter and first six months of 2006 as compared to the second quarter and first six months of 2005. This improvement was primarily driven by an improved mix of imported products and increased sales volumes of our upholstery products. Additionally, margins were positively impacted by lower domestic wood inventory levels which led to reductions in accompanying LIFO inventory reserves.

Wholesale SG&A increased slightly in the second quarter and first six months of 2006 as compared to the second quarter and first six months of 2005. This increase was partially due to the warehousing costs associated with the increase in imported products. Operating earnings more than doubled in the second quarter and first six months of 2006 as compared to the second quarter and first six months of 2005 due primarily to a shift to more imported products.

Retail Segment – Company-Owned Retail Stores

	Quarter Ended				Six Months Ended
	May 27, 2006		May 28, 2005		May 27, 2006		May 28, 2005
Net sales	$20,927	100.0%	$14,085	100.0%	$42,803	100.0%	$26,762	100.0%

Gross profit	9,489	45.3%	5,928	42.1%	18,894	44.1%	11,688	43.7%

Operating income	$(2,587)	-12.4%	$164	1.2%	$(4,709)	-11.0%	$129	0.5%

Retail sales for the second quarter of 2006 were $20,927, which represents an increase of $6,842 from the second quarter of 2005. For the year, sales were $42,803, up $16,041 from 2005. This increase in sales for the second quarter and first six months of 2006 is almost entirely due to the 15 stores acquired during 2005.

During the second quarter of 2006, Bassett made the decision to close two of its corporate stores, one in Texas and one in Georgia. These stores are running clearance events which will continue for the next several months. Bassett’s remaining 25 corporate stores continued to experience relatively soft conditions at retail and incurred an operating loss of $2.5 million for the second quarter of 2006 compared to breakeven for the second quarter of 2005 when Bassett’s retail segment included only 14 stores. This loss relates largely to the 15 stores acquired during 2005. Net sales and margins were lower than planned primarily due to the overall soft retail conditions, the discounting related to liquidating clearance inventories and because the changes being made to drive more traffic, improve staffing, standardize pricing and streamline operations are taking longer than anticipated to implement. Bassett continues to take steps to merge the 25 corporate stores from five independent operating units into a centrally managed operation. These changes, which include new management talent and standardizing certain functions, have resulted in short term challenges but are expected to lead to improvement in the long-term.

19 of 25

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2006

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

We plan to utilize our Company-owned retail stores to develop best practices and drive the uniformity in our BFD program that we believe is key to the overall success of our BFD program. Our BFD store growth strategy is currently focused on developing a more uniform set of business practices to assist licensees in the operations of BFD stores and working with licensees to improve the profitability of their BFD stores. We have developed a financial plan aimed at reducing these retail losses to a breakeven level over the next 12 to 18 months.

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

Liquidity and Capital Resources

Our May 27, 2006, condensed consolidated balance sheet, with a sizeable investment portfolio, remains strong and continues to bolster our retail growth strategy. Our primary sources of funds have been our investment portfolio and a bank credit facility. The primary uses of cash were increases in working capital, purchases of retail real estate and payment of cash dividends.

The current ratio as of May 27, 2006, and November 26, 2005, respectively, was 2.31 to 1 and 2.13 to 1. Working capital at May 27, 2006, was $61,155 compared to $54,716 at November 26, 2005.

Cash used in operating activities was $8,480 for first six months ended May 27, 2006, compared to cash provided by operating activities of $5,600 for first six months ended May 28, 2005. The overall increase in cash used by operating activities in 2006 was primarily the result of increases in import inventories and increases in accounts receivable related to the overall retail environment and the slower pace of collections from certain BFD licensees.

Investing activities provided $4,381 of cash during the first six months of 2006 and utilized $1,516 of cash in the first six months of 2005. The Company sold $4.5 million of its investment portfolio primarily to fund increases in accounts receivable and inventories. The Company received $1.3 million in proceeds from the sale of its Weiman division.

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

Net cash provided by financing activities was $2,311 for first six months of 2006, compared to cash used in financing activities of $192 for the first six months of 2005. In the first six months of 2006 and 2005, we borrowed $8,000 and $4,000 from our bank credit facility primarily to fund purchases of import inventories related to the growth of imported products within our wholesale operating segment. We also continued to pay our quarterly dividend of $.20 per share in both 2005 and 2006. At May 27, 2006, we had $14,821 available under our revolving credit facility.

20 of 25

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2006

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

According to U.S. Customs and Border Protection, as of October 1, 2005, approximately $117 million had been collected in tariffs under the Case. Adjustments to the amounts collected are determined retrospectively for imports in annual administrative reviews by the U.S. Department of Commerce. Furthermore, certain importers and Chinese producers have appealed the initial findings of the antidumping order to the U.S. Court of International Trade, and favorable rulings for these importers and Chinese producers could reduce the amount of tariffs ultimately available for distribution to the eligible domestic producers. Any collected tariffs that are subject to appeals and administrative reviews are not available for distribution until those proceedings have been completed. Consequently, the amounts ultimately available for distribution in the Case by the end of calendar 2006 will consist of tariffs collected through September 30, 2006, that are no longer subject to administrative reviews and pending legal appeals. Any amount the Company may receive also will depend on our percentage allocation, which is based on the relative qualifying expenditures of the domestic producers who supported the Case for the relevant time periods under CDSOA. Our percentage allocation for payments received in 2005 was approximately 8.5% and the payment amount was immaterial. We are unable to predict with any certainty the amounts we may receive in 2006 or thereafter under CDSOA. However, these distributions could be material depending on the results of legal appeals and administrative reviews, and our ultimate percentage allocation.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of both Company-owned and licensee BFD stores. We have guaranteed certain lease obligations of licensee operators of the BFD stores, as part of our retail expansion strategy. We also have guaranteed loans of certain of our BFD dealers to finance initial inventory packages for these stores. See Note 11 to our condensed consolidated financial statements for further discussion of operating leases, lease guarantees and loan guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

21 of 25

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2006

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

Our marketable securities portfolio, which totaled $25,568 at May 27, 2006, is diversified among eight different money managers and over twenty different medium to large capitalization interests. Although there are no maturity dates for our equity investments, we have plans to liquidate our current marketable securities portfolio on a scheduled basis over the next three to six years. Maturity dates on other investments in the portfolio range from one to six years.

The Bassett Industries Alternative Asset Fund L.P (BIAAF) was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of BIAAF. We and the General Partner are currently the only two partners. The objective of BIAAF is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In general, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in BIAAF, which totaled $50,481 at May 27, 2006, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to BIAAF is limited to the amount of BIAAF’s investment in each of the funds.

We account for our investments by marking them to market value each month based on the estimated net asset values provided by the General Partner. The hedge funds and portfolio managers provide the General Partner with estimated net asset values on a monthly basis that represent the amount the partnership would receive if it were to liquidate its investments in the invested funds. BIAAF may redeem part of its investments as of the end of each quarter or calendar year, with no less than 45 days prior written notice.

22 of 25

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2006

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

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•	competitive conditions in the home furnishings industry

•	general economic conditions

•	overall consumer demand for home furnishings

•	BFD store openings and closings

•	the profitability of BFD stores (independent licensees, Company-owned retail stores and partnership licensees)

•	ability to implement our Company-owned retail strategies and realize the benefits from such strategies as they are implemented

•	fluctuations in the cost and availability of raw materials, labor and sourced products (including foam and certain petroleum based products)

•	results of marketing and advertising campaigns

•	information and technology advances

•	ability to execute new global sourcing strategies

•	performance of our investment portfolio

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•	changes in international trade policies or other developments which could disrupt our global supply chain

•	effects of profit improvement initiatives in our domestic wood operations

•	continued profitability of our unconsolidated affiliated companies, particularly IHFC

23 of 25

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 27, 2006

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

	Total Number of Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 26 - April 1, 2006	—	n/a		$9,229,738
April 2 - April 29, 2006	14,900	$18.32	—	$8,956,823
April 30 - May 27, 2006	34,500	$17.44	—	$8,355,287

(1)	The Company’s Board of Directors has authorized the repurchase of up to $40,000,000 in Company stock. This repurchase plan was announced on June 23, 1998.

Item 4. Submission of Matters to a Vote of Security Holders:

None.

Item 6. Exhibits:

a.	Exhibits:

Exhibit 3a – Articles of Incorporation as amended are incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended February 28, 1994.

Exhibit 3b – By-laws as amended are incorporated herein by reference to Exhibit 3 to Form 8-K filed on December 21, 2004.

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

24 of 25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H. Spilman, Jr.
Robert H. Spilman Jr., President and Chief Executive Officer
July 6, 2006

/s/ Barry C. Safrit
Barry C. Safrit, Vice President and Chief Financial Officer
July 6, 2006

25 of 25