Form 10-Q
period 2006-08-26
BASSETT FURNITURE INDUSTRIES INC
filed 2006-10-05
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2006

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

At August 26, 2006, 11,797,082 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 27

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE PERIODS ENDED AUGUST 26, 2006 AND AUGUST 27, 2005 – UNAUDITED

(In thousands except per share data)

	Nine Months Ended		Quarter Ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
Net sales	$251,712	$246,557	$77,560	$82,743
Cost of sales	172,088	177,644	53,599	57,276

Gross profit	79,624	68,913	23,961	25,467
Selling, general and administrative	77,947	64,005	24,854	23,517
Acquisition related charges	—	4,204	—	1,739

Operating income (loss)	1,677	704	(893)	211
Other income, net	5,728	6,115	1,175	2,307

Income before income tax provision	7,405	6,819	282	2,518
Income tax (provision) benefit	(1,777)	(1,522)	151	(632)

Net income	$5,628	$5,297	$433	$1,886
Retained earnings-beginning of period	156,471	158,341	156,938	157,043
Cash dividends	(7,088)	(7,071)	(2,360)	(2,362)

Retained earnings-end of period	$155,011	$156,567	$155,011	$156,567

Basic earnings per share	$0.48	$0.45	$0.04	$0.16

Diluted earnings per share	$0.47	$0.44	$0.04	$0.16

Dividends per share	$0.60	$0.60	$0.20	$0.20

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 27

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 26, 2006 AND NOVEMBER 26, 2005

(In thousands)

	(Unaudited) August 26, 2006	November 26, 2005
Assets
Current assets
Cash and cash equivalents	$5,741	$7,109
Accounts receivable, net	40,943	37,069
Inventories, net	50,877	48,887
Deferred income taxes	6,235	5,188
Assets held for sale, net	1,185	1,185
Other current assets	2,793	3,626

Total current assets	107,774	103,064

Property and equipment
Cost	168,714	182,644
Less accumulated depreciation	108,628	118,000

Property and equipment, net	60,086	64,644

Investments	75,957	76,890
Retail real estate, net	33,897	31,640
Notes receivable, net	15,954	15,768
Other, net	15,594	16,650

Total other assets	141,402	140,948

Total assets	$309,262	$308,656

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,272	$19,421
Customer deposits	8,414	7,525
Other accrued liabilities	19,167	21,402

Total current liabilities	44,853	48,348

Long-term liabilities
Employee benefits	8,801	9,208
Long-term debt	8,606	3,910
Real estate notes payable	14,772	15,144
Distributions in excess of affiliate earnings	13,745	11,833

Total long-term liabilities	45,924	40,095

Commitments and Contingencies
Stockholders’ equity
Common stock	58,985	59,022
Retained earnings	155,011	156,471
Additional paid-in-capital	1,840	2,068
Accumulated other comprehensive income - unrealized holding gains, net of income tax	2,649	2,652

Total stockholders’ equity	218,485	220,213

Total liabilities and stockholders’ equity	$309,262	$308,656

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 27

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 26, 2006 AND AUGUST 27, 2005 – UNAUDITED

(In thousands)

	Nine Months Ended
	August 26, 2006	August 27, 2005
Net income	$5,628	$5,297
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,886	7,043
Equity in undistributed income of investments	(7,193)	(8,027)
Provision for write-down of impaired assets	—	4,204
Net gains from sales of investments	(1,844)	(908)
Provision for losses on trade accounts receivable	2,633	1,809
Deferred income taxes	133	(328)
Changes in employee benefit liabilities	(407)	(208)
Changes in operating assets and liabilities, exclusive of assets sold in Weiman transaction:
Accounts receivable, net	(7,707)	(10,780)
Inventories, net	(2,826)	3,895
Other current assets	828	340
Accounts payable and accrued liabilities	(3,496)	1,370

Net cash (used in) provided by operating activities	(7,365)	3,707

Investing activities:
Purchases of property and equipment	(2,712)	(2,739)
Purchases of retail real estate	(3,552)	(4,474)
Proceeds from sales of property and equipment	1,826	1,613
Proceeds from sales of investments	18,227	11,407
Purchases of investments	(11,678)	(9,815)
Dividends from an affiliate	6,559	5,623
Issuance of notes receivable, net	(437)	(1,917)
Acquisitions of retail licensee stores, net of cash acquired	—	67
Proceeds from sale of certain assets of Weiman division	1,300	—
Other, net	(304)	232

Net cash provided by (used in) investing activities	9,229	(3)

Financing activities:
Borrowings under revolving credit arrangement	5,000	4,000
Repayments of long-term debt	(372)	—
Repayments of real estate notes payable	(372)	(581)
Issuance of common stock, net	510	983
Repurchases of common stock	(910)	—
Cash dividends	(7,088)	(7,071)

Net cash used in financing activities	(3,232)	(2,669)

Net change in cash and cash equivalents	(1,368)	1,035
Cash and cash equivalents, beginning of period	7,109	4,022

Cash and cash equivalents, end of period	$5,741	$5,057

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2006

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

Note 2. Interim Financial Presentation:

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three and nine months ended August 26, 2006, are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 26, 2005.

Certain amounts in the 2005 financial statements have been reclassified to more closely conform with the 2006 presentation.

Note 3. Stock-Based Compensation:

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment, (“SFAS No. 123R”) which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” for our stock-based employee and director compensation plans. SFAS 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). Prior to the adoption of SFAS No. 123R, as permitted by SFAS No. 123, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, no compensation expense was recognized in the statements of income for options granted with exercise prices equal to the fair value of the Company’s common stock on the date of grant.

Effective for the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective approach to transition. Accordingly, prior year amounts have not been restated. Under the modified prospective approach, the provisions of SFAS No. 123R are to be applied to new awards granted after November 27, 2005, and the Company is required to recognize compensation expense for stock options granted prior to the adoption of SFAS No. 123R under the fair value method and recognize those amounts over the remaining vesting period of the stock options. The Company’s results of operations for the third quarter and first nine months ended August 26, 2006, includes $49 and $77 of compensation expense related to restricted stock and stock options.

We had a Long Term Incentive Stock Option Plan that was adopted in 1993 (the “1993 Plan”) and expired in 2003. Under the 1993 Plan, we had reserved for issuance 450,000 shares of common stock. Options outstanding under the 1993 Plan expire at various dates through 2007. Under the Employee Stock Plan adopted in 1997 (the “1997 Plan”) and approved by the stockholders at the 1998 Annual Shareholders Meeting, we reserved for issuance 950,000 shares of common stock. In addition, the terms of the 1997 Plan allow for the re-issuance of any stock options which have been forfeited before being exercised. An additional 500,000 shares of common stock were authorized for issuance by the Stockholders at the 1999 Annual Shareholders Meeting. Options granted under the 1997 Plan may be for such terms and exercised at such times as determined by the Organization, Compensation, and Nominating

6 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2006

(Dollars in thousands except share and per share data)

Committee of the Board of Directors. Vesting periods typically range from one to three years. There were approximately 137,000 shares available for grant under the 1997 Plan at August 26, 2006.

We had a Stock Plan for Non-Employee Directors, adopted in 1993 and amended in 2000, which expired in 2003. Under this stock option plan, we reserved for issuance 125,000 shares of common stock, including an additional 50,000 shares of common stock that were authorized for issuance by the Stockholders at the 2000 Annual Shareholders Meeting. No shares were available for grant under the plan at August 26, 2006. These options are exercisable for 10 years commencing six months after the date of grant.

During 2005, we adopted a Non-Employee Directors Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan authorized incentive awards in the form of restricted stock or stock grants. All Directors of the Company who are not full-time employees of the Company are eligible to receive incentive awards under the Incentive Plan. There were 100,000 shares of common stock reserved for grant under the Incentive Plan. Shares available for grant under the Incentive Plan were 89,059 at August 26, 2006.

Option activity under the foregoing plans for the first nine months of 2006 is as follows:

	Number of shares	Weighted average price per share
Outstanding at November 26, 2005	1,326,410	20.54
Granted	150,000	16.96
Exercised	(14,690)	16.51
Forfeited	(30,500)	24.30

Outstanding at August 26, 2006	1,431,220	$20.12

Exercisable at August 26, 2006	1,277,887	$20.51

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies and the expected life is based on the average of the life of options of ten years and the weighted average graded vesting period of five years and forfeitures are estimated on the date of grant based on certain historical data. The weighted average for key assumptions used in determining the fair value of options granted during the first nine months of 2006 follows: expected life of 5 years; risk-free interest rate of 4.95%; expected volatility factor of 36.29%; and dividend yield of 4.39%.

As of August 26, 2006, there were 153,333 unvested stock options and $542 of total unrecognized compensation cost related to nonvested stock options granted under the Plans (150,000 from a grant made during the third quarter of 2006 and 3,333 remaining unvested from a grant made in the first quarter of 2004). That cost is expected to be recognized through the third quarter of 2010.

7 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2006

(Dollars in thousands except share and per share data)

For various price ranges, weighted-average characteristics of outstanding stock options at August 26, 2006, were as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$9.67 - $16.12	560,948	4.2	$14.85	557,615	$14.84
16.13 - 22.57	538,000	6.9	20.03	388,000	21.22
22.58 - 32.25	332,272	1.3	29.18	332,272	29.18

	1,431,220			1,277,887

The weighted average fair value of options granted during 2006 was $3.71. No options were granted during 2005. The intrinsic value of options outstanding and exercisable at August 26, 2006, was $29 and $26, respectively. The intrinsic value of options exercised during 2006 was $34.

The following pro forma information is presented as if we had adopted the fair value method for recognition purposes under SFAS No. 123R for all outstanding and unvested awards in the prior year comparable period.

	Quarter Ended August 27, 2005	Nine Months Ended August 27, 2005
Net income:
As reported	$1,886	$5,297
Less: pro forma expense, net of tax, related to stock options	(4)	(46)

Pro forma net income	$1,882	$5,251
Earnings per share:
As reported
Basic	$0.16	$0.45
Diluted	0.16	0.44
Pro forma
Basic	0.16	0.45
Diluted	0.16	0.44

We implemented an Employee Stock Purchase Plan (“ESPP”) in the fourth quarter of fiscal year 2000. This plan allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the plan we sold 2,931 and 8,749 shares to employees in the third quarter and first nine months of 2006 that resulted in an immaterial amount of compensation expense.

During the second quarter of 2006, we issued 7,800 shares of restricted stock from the 1997 Plan. These shares vest over a two year period with half vesting after one year of service and the other half vesting after two years of service. As of August 26, 2006, there was $103 of total unrecognized compensation expense related to the restricted shares which will be recognized through the first quarter of 2008.

8 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2006

(Dollars in thousands except share and per share data)

Note 4. Inventories:

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method. During the third quarter and first nine months of 2006 we liquidated certain LIFO inventories which decreased cost of sales by approximately $770 and $2,359, respectively. During the third quarter and first nine months of 2005, we liquidated certain LIFO inventories which decreased cost of sales by approximately $281 and $969, respectively, exclusive of acquisition related adjustments.

	August 26, 2006	November 26, 2005
Finished goods	$36,639	$35,773
Work in process	1,066	1,779
Raw materials and supplies	11,798	12,113
Retail merchandise	14,240	14,447

Total inventories on FIFO method	63,743	64,112
LIFO adjustment	(12,866)	(15,225)

Total inventories, net	$50,877	$48,887

Note 5. Unconsolidated Affiliated Companies:

The International Home Furnishings Center (“IHFC”) owns and leases out floor space in a showroom facility in High Point, North Carolina. We owned 46.9% of IHFC at August 26, 2006, and August 27, 2005, and accounted for the investment using the equity method since we do not maintain operating control of IHFC. Our investment reflects a credit balance of $13,745 and $11,833 at August 26, 2006, and November 26, 2005, respectively, which is reflected in the liabilities section in the accompanying consolidated balance sheets as “distributions in excess of affiliate earnings.” We have concluded, based on the leases that tenants must sign with IHFC and based on historical earnings, that IHFC will generate future earnings in excess of the amounts recorded in the accompanying balance sheets. Based on current and expected future earnings of IHFC, we believe the market value of this investment is positive and substantially greater than its negative book value of $13,745 at August 26, 2006. We recorded income from IHFC of $4,648 and $4,472 in the first nine months of 2006 and 2005, respectively. In the third quarter of 2006 we recorded income of $1,552 compared to $1,506 in the third quarter of 2005. Additionally, we received dividends of $3,748 and $3,280 in the third quarter of 2006 and 2005. Summarized unaudited income statement information for IHFC for its first nine months of 2006 and 2005, respectively, is as follows:

	2006	2005
Revenue	$33,061	$32,607
Operating income	20,275	20,070
Net income	9,920	9,544

Note 6. Real Estate Notes Payable:

We have mortgages on five real estate properties utilized by Bassett Furniture Direct (BFD) stores (three of which are Company-owned BFD stores and two of which are licensee-owned BFD stores) totaling $15,261. These notes payable mature over the next three to five years and have interest rates ranging from 7.89% to 9.18%. The current portion of these notes, $489 at August 26, 2006, has been included as a current liability in accrued liabilities in the accompanying condensed consolidated balance sheet. These mortgages are collateralized by the respective properties with a net book value of $18,863.

9 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2006

(Dollars in thousands except share and per share data)

Note 7. Long-Term Debt:

We have a $40,000 revolving credit facility which is secured by substantially all of our receivables and inventories. Borrowings under the facility, which matures November 30, 2007, totaled $8,000 at August 26, 2006, and $3,000 at November 26, 2005. The interest rate on this facility was 6.89% at August 26, 2006, based on LIBOR plus 1.5%. At August 26, 2006, we had $17,949 available under our revolving credit facility.

Additionally, through our acquisition of retail licensee stores in Dallas and Atlanta in 2005, we assumed $4,184 of long-term debt, of which $3,518 has since been repaid. These notes contain various interest rates that range from 8.25% to 9.5%. The current portion of these notes, $60 at August 26, 2006, has been included as a current liability in accrued liabilities in the accompanying condensed consolidated balance sheet.

Note 8. Comprehensive Income:

For the quarters ended August 26, 2006, and August 27, 2005, total comprehensive income, net of tax, was $950 and $1,873, respectively. Included in total comprehensive income for each quarter was net income of $433 and $1,886, and unrealized holding gains (losses), net of tax, of $517 and ($13), respectively.

For the nine months ended August 26, 2006, and August 27, 2005, total comprehensive income, net of tax, was $5,625 and $5,265, respectively. Included in total comprehensive income for each nine month period was net income of $5,628 and $5,297, and unrealized holding losses, net of tax, of ($3) and ($32), respectively.

Note 9. Restructuring Charges:

During the fourth quarter of fiscal year 2005, we closed our wood manufacturing facility in Mt. Airy, N.C., due to excess domestic capacity as we have continued to experience a shift in demand from domestically produced products to imported products. Certain products produced at our Mt. Airy facility were moved to our wood facility in Bassett, Va. This and other reorganization actions resulted in the elimination of approximately 300 positions, a $920 write-down of property and equipment and cash restructuring charges totaling $1,040. During the third quarter and first nine months of 2006, we made cash payments of $141 and $702 related to severance and employee benefit costs related to the closing of the Mt. Airy facility. At August 26, 2006, $80 of these costs remained unpaid and are anticipated to be paid during the fourth quarter of 2006.

Note 10. Acquisition of Retail Licensee Stores:

During the second quarter of 2005, we acquired a 76% ownership interest in our Dallas, Texas BFD store operation (“BFD-Dallas”), which consisted of eight BFD stores. During the third quarter of 2005, we acquired 100% ownership in our BFD licensee in upstate New York (“BFD-UNY”), which consisted of three BFD stores, and an additional 36% interest in our BFD licensee in Atlanta, Georgia (“BFD-Atlanta”), which consisted of four BFD stores, bringing our total ownership interest in BFD-Atlanta to 66%. We accounted for these transactions using the purchase method of accounting. The aggregate purchase price for these transactions was $3,550, which included $1,050 of cash and $2,500 of notes receivable converted to equity. The net liabilities assumed were $654 and included cash of $600 and $5,774 of inventories, net of intercompany profit elimination. In conjunction with these transactions, we recorded acquisition related charges totaling $4,204 (net of previously recorded reserves) for the differences in the respective purchase price and the fair market value of net liabilities acquired. The differences relate to unsupported minority interest assets, an impairment of a portion of goodwill created through these transactions, and the elimination of intercompany profits in inventories in accordance with EITF 04-1.

During the first quarter of 2006, we purchased the remaining 34% interest in BFD-Atlanta for $200, bringing our total ownership to 100%. During the second quarter of 2006, we purchased an additional 15% interest in BFD-Dallas for $230, bringing our total ownership to 91%.

10 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2006

(Dollars in thousands except share and per share data)

Note 11. Sale of Weiman

During the second quarter of 2006, the Company sold certain assets, primarily inventory and property and equipment, of its Weiman division (a contemporary upholstery furniture business) for net book value. The Company received $1,300 in cash and a short-term note in the amount of $264. Historically, Weiman’s operating results and financial position have been included in the Company’s wholesale segment (“other” as it relates to wholesale shipments) for segment reporting. The Company divested these assets as they were determined to be non-core and not aligned with the Company’s primary strategic objective of growing and improving the Bassett Furniture Direct network of Company-owned and licensed retail furniture stores.

Note 12. Contingencies:

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings used in the operation of our Company-owned retail stores and in the operation of independent and partnership licensee BFD stores. We also lease showroom space from IHFC at the market rate. Lease terms range from three to 15 years and generally have renewal options of between five and 15 years. We had obligations of $95,622 and $90,206 at August 26, 2006, and November 26, 2005, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year.

As part of the expansion strategy for our BFD program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $19,581 and $16,729 at August 26, 2006, and November 26, 2005, respectively. Currently, we have also guaranteed one licensee warehouse lease obligation for $679 and $1,667, at August 26, 2006 and November 26, 2005, respectively.

We have also guaranteed loans to certain of our BFD licensees to finance initial inventory packages for those stores. The total contingent liabilities with respect to these loan guarantees as of August 26, 2006, and November 26, 2005, were $10,658 and $11,080, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at August 26, 2006, and November 26, 2005, were $533 and $700, respectively, and are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.

11 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2006

(Dollars in thousands except share and per share data)

Note 13. Earnings per share:

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Earnings per share
For the quarter ended August 26, 2006
Net income	$433	11,795,089	$0.04
Add effect of dilutive securities:
Options	—	77,016	—

Diluted earnings per share	$433	11,872,105	$0.04

For the quarter ended August 27, 2005
Net income	$1,886	11,802,832	$0.16
Add effect of dilutive securities:
Options	—	140,268	—

Diluted earnings per share	$1,886	11,943,100	$0.16

For the nine months ended August 26, 2006
Net income	$5,628	11,810,991	$0.48
Add effect of dilutive securities:
Options	—	105,364	(0.01)

Diluted earnings per share	$5,628	11,916,355	$0.47

For the nine months ended August 27, 2005
Net income	$5,297	11,777,505	$0.45
Add effect of dilutive securities:
Options	—	143,761	(0.01)

Diluted earnings per share	$5,297	11,921,266	$0.44

Common stock equivalent shares are excluded from the computations if their effect is antidilutive. Options to purchase 1.4 million shares of common stock were outstanding during the first nine months of 2006 and 2005 which could potentially dilute basic EPS in the future. In 2006 and 2005, approximately 709,000 and 748,000, respectively, of these stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 14. Recent Accounting Pronouncements:

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN No. 48 are effective for our fiscal year ending November 30, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FIN No. 48 will have on our financial statements.

12 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2006

(Dollars in thousands except share and per share data)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. As we do not have a defined benefit postretirement plan, SFAS No. 158 will not have an impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. We have not yet determined the effect, if any, that the application of SAB No. 108 will have on our results of operations or financial condition.

Note 15. Segment Information:

As we continue our transition toward becoming a more retail oriented company, we have strategically aligned our operating segments along either a wholesale business or a retail business and accordingly have adjusted our segment disclosures and analysis. Additionally, we have an investment and real estate segment, thus our operations are classified into three reportable segments: Wholesale, Retail and Investments/Real Estate.

Our wholesale segment consists of our wood and upholstery operations as well as all corporate selling, general and administrative expenses. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, and wholesale distribution of furniture products to a network of BFD stores (independently-owned stores, Company-owned retail stores and partnership licensees) and independent furniture retailers. During the second quarter of 2006, we sold our contemporary furniture business (Weiman), which was previously included in this segment.

Our retail segment consists of Company-owned BFD stores. Our retail segment includes the retail revenues, expenses, assets and liabilities (including real estate) and capital expenditures directly related to these stores.

Our investments/real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee BFD stores. Although this segment does not have operating earnings, income from the segment is included in other income in our condensed consolidated statements of income and retained earnings. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long-term liabilities section of our condensed consolidated balance sheet. See Note 5 for a further discussion of IHFC.

13 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2006

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

The following table presents segment information for the periods ended August 26, 2006, and August 27, 2005:

	Quarter Ended		Nine Months Ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
Net Sales
Wholesale	$67,190	$73,291	$218,919	$224,145
Retail	20,102	19,890	62,905	46,652
Inter-Company Elimination	(9,732)	(10,438)	(30,112)	(24,240)

Consolidated	$77,560	$82,743	$251,712	$246,557

Operating Income (loss)
Wholesale	$2,434	$2,444	$9,624	$5,512
Retail	(3,754)	(205)	(8,463)	(75)
Inter-Company Elimination	427	(289)	516	(529)
Acquisition related charges	—	(1,739)	—	(4,204)

Consolidated	$(893)	$211	$1,677	$704

Identifiable Assets
Wholesale	$147,869	$148,770	$147,869	$148,770
Retail	51,539	53,120	51,539	53,120
Investments/real estate	109,854	108,987	109,854	108,987

Consolidated	$309,262	$310,877	$309,262	$310,877

Depreciation and Amortization
Wholesale	$1,505	$1,817	$4,263	$5,581
Retail	462	270	1,328	676
Investments/real estate	475	300	1,295	786

Consolidated	$2,442	$2,387	$6,886	$7,043

Capital Expenditures
Wholesale	$230	$544	$2,327	$2,569
Retail	198	69	385	280
Investments/real estate	208	1,100	3,552	4,364

Consolidated	$636	$1,713	$6,264	$7,213

14 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 26, 2006

(Dollars in thousands except share and per share data)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the company’s products and services, industry outlook, and business trends.

Bassett Furniture Industries Inc., based in Bassett, Va., is a leading retailer, manufacturer and marketer of branded home furnishings. Bassett ® products are sold primarily through Bassett Furniture Direct ® stores, with secondary distribution through multi-line furniture stores, many with in-store Bassett Design Centers. Bassettbaby ® cribs and casegoods are sold through specialty stores and mass merchants.

Bassett Furniture Direct ® (“BFD”) was created in 1997 as a single source home furnishings retail store that provides a unique combination of stylish, well-made furniture and accessories with a high level of customer service. This service includes complimentary room planning, in-home design visits, fast delivery, and custom-order furniture.

Our BFD Store program has migrated toward more upscale and stylish product, coupled with design assistance, in-home selling, a high degree of customization and quick delivery. In the third quarter of 2006, our licensees opened three new BFDs and closed two. There were 135 stores in operation at August 26, 2006, 26 of which we own and consolidate. New licensee candidates continue to be required to meet rigorous financial and operational requirements before being approved as licensees.

A major component of our overall retail strategy involves our growing group of Company-owned stores. During 2005, the Company acquired 15 additional BFD stores in Dallas, Atlanta and upstate New York. We believe a Company-owned retail division provides us the first-hand experience and immediate feedback to develop programs that are vitally important to the success of our entire BFD network. Pursuit of this strategy will also enable our retail division to acquire and operate additional BFD stores as viable opportunities arise. Our organizational and financial strength, combined with our retail scale, provide the platform, best practices and resources needed to drive uniformity throughout our BFD program and drive the improvement needed in the retail stores we have acquired from licensees.

An increasingly important component of our retail strategy and our balance sheet is retail real estate. We expect to continue to invest in high quality retail real estate as the BFD program expands, and we may, on a selective basis, continue to provide various forms of assistance to procure retail real estate for BFD licensees, including lease/sublease arrangements and short term lease guarantees.

The furniture industry continues to experience a rapid shift from traditional domestic manufacturing to offshore sourcing in lower cost markets, primarily China and the Pacific Rim countries. This shift in sourcing has resulted in downward pressure on retail prices and reductions in traditional channels of sales distribution, as many retailers can source their own products rather than relying on a traditional domestic manufacturer to supply goods. We responded to these changes with our BFD program and by reducing our domestic production where we can more efficiently source product. During 2005, we made the difficult decision to close another large wood manufacturing facility, our plant located in Mt. Airy, N.C. This action resulted in reductions in headcount of approximately 300 employees and leaves us with one large wood manufacturing plant in Bassett, Va., and one small wood assembly plant in Martinsville, Va. We have closed and consolidated six wood factories over the past five years. We strive to provide our customers with home furnishings at competitive prices, and with that goal in mind, will continue to evaluate the cost effectiveness of domestic production on a product by product basis.

15 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 26, 2006

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We define imported product as fully finished product that is sourced internationally. In the third quarter of 2006, 44% of our wholesale sales were of imported product compared to 35% in the third quarter of 2005. Our domestic product includes certain products that contain components which are also sourced internationally. We continue to believe that a blended strategy including domestically produced products, primarily of a custom-order nature, combined with importing certain product categories and major collections, provides the best combination of value and quality to our customers. We expect that overall operating margins will be positively impacted as our mix of domestic versus imported product shifts to a 50/50 mix over the next two years.

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

The major marketing initiative for Bassett in the third quarter of 2006 was the introduction of a direct to consumer catalog. This catalog better defines and enhances the Bassett® brand while explaining to consumers our product features and service capabilities. In addition to the catalog, the Company has several other marketing and merchandising initiatives underway, including a new quick delivery program, new product introductions centered around the Company’s core middle-price point category, and the development of a new store prototype to open in the spring of 2007. The combination of these initiatives should drive more traffic into our stores and better position us for future sales growth. The Company will introduce its second catalog in the first quarter of 2007.

Looking to the fourth quarter of 2006, our primary area of focus continues to be driving improvement in our retail segment’s results. Amidst an extremely challenging retail environment, we are squarely focused on selling more furniture in our Bassett Furniture Direct stores. This enterprise-wide effort involves every aspect of our Company – merchandising, marketing, operations, recruiting, training and information technology. We have developed a financial plan aimed at reducing these retail losses in 2007 and achieving a breakeven level for our retail segment over the next 15 to 24 months.

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

AUGUST 26, 2006

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

Allowance for Accounts and Notes Receivable - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts and notes receivable in addition to an overall aging analysis. We evaluate the collectibility of our accounts receivable from our licensees on a quarterly basis. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivables and is adjusted accordingly based on historical experience, current developments and economic trends. Actual losses could differ from those estimates.

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

AUGUST 26, 2006

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations – Periods ended August 26, 2006 compared with the periods ended August 27, 2005

On a consolidated basis, we reported net sales for the first nine months of 2006 of $251,712, an increase of $5,155 or 2.1% from sales levels attained in the first nine months of 2005. This increase in sales over the prior year is due entirely to the stores acquired during 2005. Net sales for the third quarter of 2006 were $77,560, which was a decrease of 6.3% from the $82,743 of net sales reported in the third quarter of 2005. The decrease in net sales from third quarter 2005 is due primarily to overall soft retail conditions which has led to a reduction in traffic in the BFD stores during the third quarter of 2006. Reference Note 15 to the condensed consolidated financial statements for the segment breakdown of wholesale, retail, and inter-company sales for all periods presented.

Our retail strategy is currently focused on continuing to improve the profitability, operations and customer experience within our BFD store network. During the third quarter of 2006, our licensees opened three new stores and closed two. The Company closed two Company-owned stores in the quarter and expects to open one new Company-owned store in the fourth quarter of 2006. We ended the third quarter of 2006 with 135 stores in our BFD network, 26 of which we own and consolidate. Continual improvements to the retail program are being pursued through more stylish product, new advertising and better delivery, service and training.

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating income were as follows for the periods ended August 26, 2006, and August 27, 2005:

	Quarter Ended				Nine Months Ended
	August 26, 2006		August 27, 2005		August 26, 2006		August 27, 2005
Net sales	$77,560	100.0%	$82,743	100.0%	$251,712	100.0%	$246,557	100.0%

Gross profit	23,961	30.9%	25,467	30.8%	79,624	31.6%	68,913	28.0%
SG&A	24,854	32.0%	23,517	28.4%	77,947	31.0%	64,005	26.0%
Acquisition related charges	—	0.0%	1,739	2.1%	—	0.0%	4,204	1.7%

Operating income	$(893)	-1.2%	$211	0.3%	$1,677	0.7%	$704	0.3%

Gross margin increased in the first nine months of 2006 due largely to the relative proportion of retail segment gross profit to total gross profit and an increased wholesale sales mix of imported products. In the first nine months of 2006, 44% of our wholesale sales were of imported product compared to 33% in the first nine months of 2005. Additionally, both 2006 and 2005 margins were positively impacted by lower domestic wood inventory levels which led to reductions in accompanying LIFO inventory reserves.

SG&A expenses in the third quarter of 2006 were $24,854 as compared to $23,517 in the third quarter of 2005. As a percentage of sales, SG&A increased 3.6 points from 28.4% in the third quarter 2005 to 32% in the third quarter of 2006. Our total SG&A spending increased from $64,005 in the first nine months of 2005 to $77,947 in the first nine months of 2006. These increases in SG&A for the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005 are due to the relative proportion of retail segment SG&A to total SG&A. Retail SG&A is normally higher as a percentage of SG&A as compared to wholesale SG&A. This level of total company SG&A as a percentage of net sales was anticipated and is expected to remain at or near this level based on the current number of Company-owned BFD stores.

During 2006, current year traffic and retail sales trends have negatively impacted our licensees’ cash flow and in turn the timing of our wholesale collections. These trends, if not reversed, could potentially impact future operating performance. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivables and is adjusted accordingly based on historical experience, current developments and economic trends. We have recorded $2,633 of provision for losses on accounts receivable in the first nine months of 2006 to cover potential losses that may arise.

18 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 26, 2006

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other income includes income or losses from our investments, retail real estate and equity-method affiliates. Other income for the third quarter of 2006 decreased $1,132 compared to the third quarter of 2005. The third quarter of 2005 included higher returns on our investment portfolio as compared to the third quarter of 2006. Additionally, the decrease in other income for the third quarter of 2006 is related to losses incurred by two of our equity-method affiliates, BFD Northeast, LLC (“BFDNE”) and Zenith Freight Lines, LLC (“Zenith”). BFDNE operates seven BFD stores in Connecticut and Massachusetts. Zenith hauls freight for many of our customers. These losses were primarily due to general retail conditions, especially in the Northeast, and partially due to higher fuel costs. The Company expects both of these affiliates to have improved results over the next two quarters.

The effective income tax provision rate was 24% and 22% in the first nine months of 2006 and 2005, respectively. The income tax provision for the third quarter of 2006 reflects a reduction in the effective income tax provision for the first nine months of 2006 resulting in a benefit of $151. The estimated effective income tax provision rate for the first nine months of 2006 is lower than originally estimated and statutory rates due to the relative levels of income and certain exclusions, primarily the dividends received from our investment in the IHFC.

Net income for the third quarter ended August 26, 2006, was $433 or $.04 per diluted share compared to net income of $1,886 or $.16 per diluted share for the third quarter of 2005 due primarily to retail segment losses that occurred during 2006. Net income for the first nine months of 2006 was $5,628 or $.47 per diluted share compared to net income of $5,297 or $.44 per diluted share for the first nine months of 2005.

Segment Information

The following is a discussion of operating results for each of our business segments. As we continue our transition towards becoming a more retail oriented company, we have strategically aligned our operating segments along a wholesale business and a retail business and accordingly have adjusted our segment disclosures and analysis. Additionally, we have an investment and real estate segment, thus we have three reportable segments: Wholesale, Retail, and Investments/Real Estate. Our wholesale segment consists of our wood and upholstery operations as well as corporate selling, general and administrative expenses. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing and wholesale distribution of furniture products to a network of BFD stores (independently-owned stores, Company-owned retail stores and partnership licensees) and independent furniture retailers. During the second quarter of 2006, we sold our contemporary furniture business (Weiman). Our retail segment consists of Company-owned BFD stores. Our retail segment includes the retail revenues, expenses, assets (including real estate), liabilities and capital expenditures directly related to these stores. Our investments/real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee BFD stores. Although this segment does not have operating earnings, income from the segment is included in other income in our condensed consolidated statements of income and retained earnings.

Wholesale Segment

	Quarter Ended				Nine Months Ended
	August 26, 2006		August 27, 2005		August 26, 2006		August 27, 2005
Net sales	$67,190	100.0%	$73,291	100.0%	$218,919	100.0%	$224,145	100.0%

Gross profit	15,581	23.2%	16,953	23.1%	52,260	23.9%	48,124	21.5%
SG&A	13,147	19.6%	14,509	19.8%	42,636	19.5%	42,612	19.0%

Operating income	$2,434	3.6%	$2,444	3.3%	$9,624	4.4%	$5,512	2.5%

On a wholesale basis, we had net sales of $67,190 for the third quarter of 2006, 8.3% below the $73,291 sales level attained in the third quarter of 2005. For the third quarter of 2006, 72% of wholesale shipments were to BFDs compared to 68% in the third quarter of 2005. Additionally, approximately 44% of wholesale shipments were imported products as compared to 35% in the third quarter of 2005. For the first nine months of 2006, we had wholesale sales of $218,919, 2.3% below sales levels attained in the first nine months of 2005. For the first nine months of 2006, 70% of wholesale shipments were to BFDs compared to 67% in the first nine months of 2005.

19 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 26, 2006

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Sales for the third quarter and first nine months of 2006 were lower than 2005 levels due to the overall soft retail conditions and partially due to the sale of our Weiman division in the second quarter of 2006. Upholstery operating earnings continued to improve due to the retail acceptance of our custom programs and the new fabrics introduced over the past several years. Reference Note 15 to the condensed consolidated financial statements for the segment breakdown of wholesale, retail, and inter-company sales for all periods presented. Intercompany eliminations represent shipments from our wholesale segment to our Company-owned stores and are eliminated during consolidation.

Gross margins for the first nine months of 2006 increased 2.4 percentage points compared to the first nine months of 2005. This improvement was primarily driven by a greater mix of imported products, due in part to the closing of our Mt. Airy facility, and the performance of the upholstery division. Additionally, margins were positively impacted by lower domestic wood inventory levels which led to reductions in accompanying LIFO inventory reserves.

Wholesale SG&A decreased $1,362 in the third quarter of 2006 as compared to the third quarter of 2005 and remained basically flat for the first nine months of 2006 compared to the first nine months of 2005. This decrease was due to the sale of our Weiman division in the second quarter of 2006 and efforts to reduce discretionary spending in response to the sales levels during the third quarter of 2006.

Year-to-date operating earnings increased $4,112 in the first nine months of 2006 as compared to the first nine months of 2005. This increase is due to a shift to more imported products, improved performance of our upholstery division and a reduction in wholesale segment SG&A.

	Quarter Ended				Nine Months Ended
Wholesale shipments	August 26, 2006		August 27, 2005		August 26, 2006		August 27, 2005
Wood	$39,091	58.3%	$42,688	58.3%	$126,693	57.9%	$133,124	59.4%
Upholstery	27,959	41.6%	28,595	39.0%	89,209	40.7%	85,366	38.1%
Other	140	0.2%	2,008	2.7%	3,017	1.4%	5,655	2.5%

Total	$67,190	100.0%	$73,291	100.0%	$218,919	100.0%	$224,145	100.0%

Both wood and upholstery shipments in the third quarter of 2006 as compared to the third quarter of 2005 and wood shipments for the first nine months of 2006 as compared to the first nine months of 2005, experienced a decrease due primarily to lower traffic levels and sales experienced by our licensee-owned and Company-owned BFD stores. Upholstery shipments for the first nine months of 2006 have experienced a slight increase as compared to the first nine months of 2005. This growth was led by our custom products which offer value in the middle price points with numerous options available to upgrade and the new fabrics introduced over the past several years. Our upholstery products make up a higher percentage of sales in our BFD stores compared to the product mix we ship to traditional furniture stores.

During the second quarter of 2006, the Company sold certain assets, primarily inventory and property and equipment, of its Weiman division (a contemporary upholstery furniture business) for net book value. The Company received $1,300 in cash and a short-term note receivable. Historically, Weiman’s operating results and financial position have been included in the Company’s wholesale segment (“other” as it relates to wholesale shipments) for segment reporting. The Company divested these assets as they were determined to be non-core and not aligned with the Company’s primary strategic objective of growing and improving the Bassett Furniture Direct network of Company-owned and licensed retail furniture stores.

20 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 26, 2006

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Retail Segment – Company-Owned Retail Stores

	Quarter Ended				Nine Months Ended
	August 26, 2006		August 27, 2005		August 26, 2006		August 27, 2005
Net sales	$20,102	100.0%	$19,890	100.0%	$62,905	100.0%	$46,652	100.0%

Gross profit	7,954	39.6%	8,804	44.3%	26,847	42.7%	20,493	43.9%
SG&A	11,708	58.2%	9,010	45.3%	35,310	56.1%	20,568	44.1%

Operating loss	$(3,754)	-18.7%	$(205)	-1.0%	$(8,463)	-13.5%	$(75)	-0.2%

Retail sales for the third quarter of 2006 were $20,102, which represents a slight increase from the third quarter of 2005. For the year, sales were $62,905, up $16,253 from 2005. This increase in sales for the third quarter and first nine months of 2006 is due entirely to the stores acquired during 2005.

Retail segment SG&A increased from $9,010 in the third quarter of 2005 to $11,708 in the third quarter of 2006 due almost entirely to the inclusion of the BFDs acquired in mid 2005. In addition to the increase in the number of BFDs from 2005, the retail segment SG&A percentage was higher in the third quarter and first nine months of 2006 due to the relative fixed nature of these expenses which include occupancy costs and warehouse expenses.

Bassett’s 26 corporate stores continued to experience soft conditions at retail and incurred an operating loss of $3,754 for the third quarter of 2006, compared to near breakeven results for the third quarter of 2005 when Bassett’s retail segment included only 20 stores. The third quarter 2006 losses relate primarily to the 15 stores acquired from three licensees in 2005. For the third quarter and first nine months of 2006, approximately 80% of the retail segment losses were related to the stores acquired in 2005. During the second quarter of 2006, Bassett made the decision to close two of its corporate stores, one in Texas and one in Georgia. Clearance events conducted at these stores during the third quarter of 2006 negatively impacted earnings by approximately $900.

Margins were lower than planned due to selling selected products at clearance prices in order to prepare for the arrival of new products and featured catalog products, and the discounting related to the clearance events at the two stores that were closed. As previously discussed, changes being made to drive more traffic, improve staffing, standardize pricing and streamline operations are taking longer than anticipated to implement.

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

We plan to utilize our Company-owned retail stores and selected licensee stores to develop best practices and drive the uniformity in our BFD program that we believe is key to the overall success of our BFD program. Our BFD store strategy is currently focused on developing a more uniform set of business practices to assist licensees in the operations of BFD stores and working with licensees to improve the profitability of their BFD stores. We have developed a financial plan aimed at reducing these retail losses in 2007 and achieving a breakeven level over the next 15 to 24 months.

Investment/Real Estate Segment

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

AUGUST 26, 2006

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Our August 26, 2006, condensed consolidated balance sheet, with a sizeable investment portfolio, remains strong and continues to bolster our retail growth strategy. Our primary sources of funds have been our investment portfolio, the dividends we receive from an affiliate and a bank credit facility. The primary uses of cash were increases in working capital, payment of cash dividends and purchases of retail real estate.

The current ratio as of August 26, 2006, and November 26, 2005, respectively, was 2.40 to 1 and 2.13 to 1. Working capital at August 26, 2006, was $62,920 compared to $54,716 at November 26, 2005.

Cash used in operating activities was $7,365 for the nine months ended August 26, 2006, compared to cash provided by operating activities of $3,707 for the nine months ended August 27, 2005. This overall decrease in operating cash flow was primarily the result of retail segment losses, the increase in inventories related to imported products and the decrease in accounts payable related to the relative mix of imported products.

Accounts receivable increased $7,707 during the first nine months of 2006 compared to an increase of $10,780 in the first nine months of 2005. During 2006, current year traffic and retail sales trends have negatively impacted our licensees’ cash flow and in turn the timing of our wholesale collections. These trends, if not reversed, could potentially impact future operating performance. We evaluate the collectibility of our accounts receivable from our licensees on a quarterly basis. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivable and is adjusted accordingly based on historical experience, current developments and economic trends.

Investing activities provided $9,229 of cash during the first nine months of 2006 compared to a breakeven level in the first nine months of 2005. The Company has sold a net $6,549 of its investment portfolio during 2006 to fund increases in working capital and capital spending. The Company also received $1,300 in proceeds from the sale of its Weiman division in 2006.

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

Net cash used in financing activities was $3,232 for first nine months of 2006, compared to net cash used in financing activities of $2,669 for the first nine months of 2005. In both 2006 and 2005, we borrowed from our bank credit facility primarily to fund purchases of property and equipment, real estate and increases in working capital. We also continued to pay our quarterly dividend of $.20 per share in both 2005 and 2006. At August 26, 2006, we had $17,949 available under our revolving credit facility.

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

Regulatory Developments

The Company supported an antidumping petition involving wooden bedroom furniture imported from China (the “Case”). The Continued Dumping and Subsidy Offset Act (CDSOA) provides for distribution of monies collected by U.S. Customs from antidumping cases to domestic producers that supported the petition. Subsequent legislation by Congress repeals CDSOA distributions to eligible domestic producers for tariffs collected on imports entering the United States after September 30, 2007.

According to U.S. Customs and Border Protection, as of October 1, 2005, approximately $117 million had been collected in tariffs under the Case. Adjustments to the amounts collected are determined retrospectively for imports

22 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 26, 2006

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

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of both Company-owned and licensee BFD stores. We have guaranteed certain lease obligations of licensee operators of the BFD stores, as part of our retail expansion strategy. We also have guaranteed loans of certain of our BFD dealers to finance initial inventory packages for these stores. See Note 12 to our condensed consolidated financial statements for further discussion of operating leases, lease guarantees and loan guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

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

AUGUST 26, 2006

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

Our marketable securities portfolio, which totaled $24,587 at August 26, 2006, is diversified among eight different money managers and over twenty different medium to large capitalization interests. Although there are no maturity dates for our equity investments, we have plans to liquidate our current marketable securities portfolio on a scheduled basis over the next three to six years. Maturity dates on other investments in the portfolio range from one to six years.

The Bassett Industries Alternative Asset Fund L.P (BIAAF) was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of BIAAF. We and the General Partner are the only two partners. The objective of BIAAF is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In general, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in BIAAF, which totaled $51,370 at August 26, 2006, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to BIAAF is limited to the amount of BIAAF’s investment in each of the funds.

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

AUGUST 26, 2006

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

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•	competitive conditions in the home furnishings industry

•	general economic conditions

•	overall consumer demand for home furnishings

•	BFD store openings

•	BFD store closings and the profitability of BFD stores (independent licensees, Company-owned retail stores and partnership licensees)

•	ability to implement our Company-owned retail strategies and realize the benefits from such strategies as they are implemented

•	fluctuations in the cost and availability of raw materials, labor and sourced products (including foam and certain petroleum based products)

•	results of marketing and advertising campaigns

•	information and technology advances

•	continued ability to execute global sourcing strategies

•	performance of our investment portfolio

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•	effects of profit improvement initiatives in our domestic wood operations

•	continued profitability of our unconsolidated affiliated companies, particularly IHFC

25 of 27

PART II-OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 26, 2006

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

	Total Number of Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 28 - July 1, 2006	—	n/a	0	$8,355,287
July 2 - July 29, 2006	—	n/a	—	$8,355,287
July 30 - August 26, 2006	—	n/a	—	$8,355,287

(1)	The Company’s Board of Directors has authorized the repurchase of up to $40,000,000 in Company stock. This repurchase plan was announced on June 23, 1998.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

Item 6.	EXHIBITS:

a.	Exhibits:

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
October 5, 2006

/s/ Barry C. Safrit
Barry C. Safrit, Vice President and Chief Financial Officer
October 5, 2006

27 of 27