Form 10-K
period 2006-11-25
BASSETT FURNITURE INDUSTRIES INC
filed 2007-02-13
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 25, 2006

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock ($5.00 par value)	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 126-2 of the Exchange Act. (check one)    Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 27, 2006 was $204,710,804.

The number of shares of the Registrant’s common stock outstanding on February 6, 2007 was 11,811,973.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Bassett Furniture Industries, Incorporated Annual Report to Stockholders for the year ended November 25, 2006 (the “Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K.

(2)	Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be held April 19, 2007, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

(dollar amounts in thousands except share and per share data)

General

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our” or the “Company”), based in Bassett, Va., is a leading retailer, manufacturer and marketer of branded home furnishings. Bassett’s products are sold primarily through Bassett Furniture Direct® stores, with secondary distribution through Bassett Design Centers and other multi-line furniture stores. Bassettbaby® cribs and casegoods are sold through specialty stores and mass merchants. Bassett was founded in 1902 and incorporated under the laws of Virginia in 1930.

The Bassett Furniture Direct® (“BFD”) store program was created in 1997 as a single source home furnishings retail store that provides a unique combination of stylish, well-made furniture and accessories with a high level of customer service. This service includes complimentary room planning, in-home design visits, fast delivery, and custom-order furniture. Our BFD network currently consists of 134 retail stores of which 100 are independently owned (“licensee operated”), 27 are controlled and consolidated by the Company (“Company-owned retail stores”) and seven are operated by joint ventures (“partnership licensees”). Our customers also include over 800 furniture and department stores located throughout the United States. We have four domestic manufacturing facilities.

Material Changes in the Development of Business:

There have been two significant business developments that have materially affected our operations over the last ten years.

First, we created and re-channeled sales through a vertically integrated retail sales network. This strategy both builds on our strengths (brand name, balance sheet, product offerings) and better positions us to capitalize on the changing furniture retail environment. These retail stores, known as Bassett Furniture Direct (BFD), accounted for 68% of our wholesale shipments in 2006.

Second, the furniture industry continues to experience a rapid shift from traditional domestic manufacturing to offshore sourcing in lower cost markets, primarily China and the Pacific Rim countries. This shift in sourcing has resulted in downward pressure on retail prices and reductions in traditional channels of sales distribution as many retailers can source their own products rather than relying on a traditional domestic manufacturer to supply goods. We responded to these changes with our BFD program and by reducing our domestic production where we can more efficiently source product. Related to this shift from domestic production to sourcing, over the past 6 years we have reduced our number of facilities from 13 to 4 and reduced headcount from 4,200 to 1,800. During 2005, we made the difficult decision to close another large wood manufacturing facility, our plant located in Mt. Airy, N.C. This action resulted in reductions in headcount of approximately 300 employees and leaves us with one large wood manufacturing plant in Bassett, Va. one small wood assembly plant in Martinsville, Va., one fiberboard supply facility in Bassett, Va., and one upholstery facility in Newton, N.C. We have closed and consolidated six wood factories over the past six years. We strive to provide our customers with home furnishings at competitive prices and, with that goal in mind, will continue to evaluate the cost effectiveness of domestic production on a product by product basis.

Approximately 44% of our 2006 wholesale sales were of imported product compared to 34% in 2005. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers. We expect that overall operating margins will be positively impacted as we shift our mix of domestic versus imported product to a 50/50 mix during 2007.

Other significant business developments that impacted the retail store program and manufacturing operations are summarized below.

Retail:

During the second quarter of 2006, we closed two Company-owned stores, one in Dallas and one in Atlanta. In addition, during the fourth quarter of 2006, we opened one new Company-owned store in Austin, Tx.

In 2005, our Retail Segment underwent significant changes. We increased our number of Company-owned retail stores from 14 to 27 primarily through our acquisitions of 15 retail licensee stores in Dallas, Atlanta and upstate New York. For more discussion on these acquisitions, see Note 15 to the Consolidated Financial Statements included in the Annual Report. Additionally, during our third quarter of 2005, we sold two Company-owned retail stores in Las Vegas, Nev., to an independent licensee for approximately net book value.

We believe having a substantial Company-owned retail store group will provide us better first-hand retail experience that will allow us to make our entire BFD program more successful.

Manufacturing:

As previously mentioned, we have undergone significant changes in domestic manufacturing. Summaries of these changes are as follows:

In the second quarter of 2006, we sold our contemporary furniture business (Weiman). This action reduced our headcount by approximately 60 employees.

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

Ongoing efforts to match production with demand, offer more competitively priced products and operate more efficient manufacturing facilities resulted in the announcement and subsequent closure of two additional facilities in Bassett, Virginia during the third quarter of 2001. Production was moved to other manufacturing facilities in Virginia or outsourced. Approximately 800 positions were eliminated as a result of this restructuring activity.

Refer to Note 14 of the Consolidated Financial Statements which are filed with this report for a detail of restructuring activity and refer to Management’s Discussion and Analysis which is filed with this report for additional discussion on these topics.

Operating Segments

We have strategically aligned our business into three reportable segments: Wholesale, Retail and Investments/Real Estate. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BFD stores (independently-owned stores, Company-owned retail stores and partnership licensees) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses. During the second quarter of 2006, we sold our contemporary furniture business (Weiman), which was previously included in this segment. The wholesale segment accounted for 74%, 79% and 85%, of net sales during 2006, 2005 and 2004, respectively. The Company currently has four wholesale manufacturing facilities.

Our retail segment currently consists of 27 Company-owned stores in North Carolina, South Carolina, Texas, Georgia and New York. Our retail segment accounted for 26%, 21% and 15% of total net sales in 2006, 2005 and 2004.

Our investments and real estate business segment consists of a 99.8% interest in the Bassett Industries Alternative Asset Fund (“Alternative Asset Fund”), a portfolio of marketable securities, retail real estate utilized by licensee operated BFD stores and a minority interest in the International Home Furnishings Center (“IHFC”) in High Point, N.C. The IHFC financial statements are included on pages F-53 to F-72.

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

The Alternative Asset Fund was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of the Alternative Asset Fund. We and the General Partner are currently the only two partners. The objective of the Alternative Asset Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In addition, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in the Alternative Asset Fund, which totaled $52,755 at November 25, 2006, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to the Alternative Asset Fund is limited to the amount of the Alternative Asset Fund investment in each of the funds.

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

Refer to Note 19 to the Consolidated Financial Statements which are filed with this report for more information about segment information for 2004, 2005 and 2006 and refer to the Management’s Discussion and Analysis which is filed with this report for additional discussion on this topic.

Raw Materials

We use lumber, fabric, leather and other materials in the production of wood and upholstered furniture. These components originate from a variety of domestic and international suppliers and are currently widely available. Prices for these components in the aggregate have been relatively stable over the last several years. We currently assemble and finish these components in several of our plants in the United States.

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

Backlog

Our backlog of wholesale orders believed to be firm was $14,365 at November 25, 2006, and $17,091 at November 26, 2005. It is expected that the November 25, 2006, backlog will be filled within the 2007 fiscal year, with the majority of our backlog being filled during the first quarter of 2007.

Competition

The wholesale furniture industry is very competitive and there are a large number of manufacturers both within and outside the United States who compete in the market on the basis of product quality, price, style, delivery and service. Additionally, certain retailers are increasingly sourcing imported product directly, thus bypassing domestic furniture manufacturers. Based on annual sales revenue, we are one of the largest furniture manufacturers located in the United States. We compete in this environment by providing products which represent excellent value, quality and styling and by providing prompt delivery and courteous service.

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

People

We employed approximately 1,800 people as of November 25, 2006, none of whom were subject to collective bargaining arrangements. We have not experienced any recent work stoppages. We consider our relationship with our employees to be good.

Foreign and Domestic Operations and Export Sales

We have no foreign operations, and our export sales were approximately $3.7 million, $4.7 million and $5.0 million in 2006, 2005 and 2004 respectively.

Available Information

Through our website www.bassettfurniture.com, we make available free of charge as soon as reasonably practicable after electronically filing or furnishing with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto.

ITEM 1A. RISK FACTORS

Our business is subject to a variety of risks. You should carefully consider the risk factors detailed below in conjunction with the other information contained in this document. These risks are not the only ones we face. Interest rates, consumer confidence, housing starts, and other general economic factors that affect many other businesses are particularly significant to us because our principal products are consumer goods. Additional factors that are presently unknown to us or that we currently believe to be immaterial also could affect our business.

Competition from domestic and overseas manufacturers continues to increase and may adversely affect our business, operating results or financial condition.

Our wholesale business segment is involved in the development of our brand, which encompasses the design, manufacture, sourcing, sales and distribution of our home furnishings products, and competes with other U.S. and foreign manufacturers. Industry globalization and the development of manufacturing capabilities in other countries, particularly within Asia, has led to increased competitive pressures brought about by the increasing volume of imported finished goods and components, particularly for casegood products. The increase in overseas production capacity in recent years has created over-capacity for many foreign and U.S. manufacturers, including us, which has led to industry-wide plant consolidation in the U.S. In addition, because many foreign manufacturers are able to maintain substantially lower production costs, including the cost of labor and overhead, imported product is capable of being sold at a lower price to consumers, which, in turn, could lead to additional industry-wide price deflation. Governments in the foreign countries where we source our products also may change their laws, regulations and policies, including those related to currency, tariffs and trade barriers, investments, and taxation. These changes could make it more difficult to service our customers resulting in an adverse effect on our earnings.

Our company-owned BFD stores and others we may acquire in the future may not achieve the anticipated levels of growth and profitability.

Our Company-owned stores currently operate at a loss. Our short-term goal essentially is to operate these stores at break-even to ultimately protect the operating margins generated by our wholesale operation. To be successful, we need to increase our sales per store while decreasing the support costs as a percentage of sales. As part of our strategy, we must hire, train and retain a qualified staff of design consultants to improve the customer experience. Competition with other furniture retailers for qualified design consultants also continues to increase. We also compete with other retailers for management personnel and appropriate retail locations. Failures and delays in implementing our retail strategies or failure to realize the benefits of these strategies could adversely impact our business and operating results.

Our licensee-owned BFD stores may not be able to meet their obligations to us.

We have a significant amount of accounts and notes receivable from our network of licensee-owned BFD stores. We also own some of the real estate that is leased to the licensees and guarantee some of the debt and/or leases of some of them. If these stores do not generate the necessary level of sales and profits, they may not be able to fulfill their obligations to us resulting in potential bad debt expenses and real estate related losses. We continue to assess our licensees to determine whether additional subordinated financial support will be required by us to ensure their continued operation, thereby requiring them to be consolidated as variable interest entities. Should we be required to consolidate variable interest entities, our future earnings could be reduced.

Failure to successfully anticipate or respond to changes in consumer tastes and trends in a timely manner could adversely impact our business, operating results and financial condition.

Sales of our furniture are dependent upon consumer acceptance of our designs, styles, quality and price. As with all retailers, our business is susceptible to changes in consumer tastes and trends. We attempt to monitor changes in consumer tastes and home design trends through attendance at international industry events and fashion shows, internal marketing research, and communication with our retailers and design consultants who provide valuable input on consumer tendencies. However, such tastes and trends can change rapidly and any delay or failure to anticipate or respond to changing consumer tastes and trends in a timely manner could adversely impact our business, operating results and financial condition.

Our success depends upon our brand, marketing and advertising efforts and pricing strategies, and if we are not able to maintain and enhance our brand, or if we are not successful in these efforts and strategies, our business and operating results could be adversely affected.

Maintaining and enhancing our brand is critical to our ability to expand our base of customers and drive increased traffic at both company-owned and licensee-owned stores. Our advertising and marketing campaign utilizes television, direct mail, catalogs, newspapers, magazines and radio in an effort to maintain and enhance our existing brand equity. We cannot provide assurance that our marketing, advertising and other efforts to promote and maintain awareness of our brand will not require us to incur substantial costs. If these efforts are unsuccessful or we incur substantial costs in connection with these efforts, our business, operating results and financial condition could be adversely affected.

Manufacturing realignments could result in a decrease in our near-term earnings.

We regularly review and evaluate our domestic manufacturing operations and offshore (import) sourcing capabilities. As a result, we sometimes realign those operations and capabilities and institute cost savings programs. These programs can include the consolidation and integration of facilities, functions, systems and procedures. We also may shift certain products from domestic manufacturing to offshore sourcing. These realignments and cost savings programs generally involve some initial cost and can result in decreases in our near-term earnings until we achieve the expected cost reductions. We may not always accomplish these actions as quickly as anticipated, and we may not fully achieve the expected cost reductions.

Fluctuations in the price, availability and quality of raw materials and imported products could result in increased costs or cause production delays which might result in a decline in sales, either of which could adversely impact our earnings.

We use various types of wood, foam, fibers, fabrics, leathers, and other raw materials in manufacturing our furniture. Certain of our raw materials, including fabrics, are purchased both abroad and domestically. Fluctuations in the price, availability and quality of raw materials could result in increased costs or a delay in manufacturing our products, which in turn could result in a delay in delivering products to our customers. For example, lumber prices fluctuate over time based on factors such as weather and demand, which in turn, impact availability. Production delays or upward trends in raw material prices could result in lower sales or margins, thereby adversely impacting our earnings.

In addition, certain suppliers may require advance notice of our requirements in order to produce products in the quantities we desire. This long lead time may require us to place orders far in advance of the time when certain products will be offered for sale, thereby exposing us to risks relating to shifts in consumer demand and trends, and any downturn in the U.S. economy.

We receive a substantial amount of our earnings and cash flow from our investment in the International Home Furnishings Center (“IHFC”).

We own 46.9% of IHFC which owns and leases permanent exhibition space in High Point, North Carolina to furniture and accessory manufacturers throughout the United States and in many foreign countries who showcase their products at the High Point Market held each March and September. In fiscal 2006, we recognized $6.7 million in earnings and received $6.6 million in dividends from our investment in IHFC. There can be no assurance that we will continue to recognize this level of earnings or receive this level of dividends in the future as leases are typically for five years and the lessees may not renew their respective leases. In addition, a home furnishings market recently started in Las Vegas which could potentially impact the number of manufacturers showcasing their products at the High Point market, thereby reducing the demand for the exhibition space in High Point.

We receive a substantial amount of our earnings and cash flow from our investments in The Bassett Furniture Industries Alternative Asset Fund LP and our marketable securities portfolio.

We have $52.8 million invested in The Bassett Industries Alternative Asset Fund L.P. (the Fund) in which we are the only limited partner. The objective of the Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The general partner has discretion to make all investment and trading decisions, including the selection of investment managers. Our investment in the Fund includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to the Fund is limited to the amount of the Fund investment in each of the funds. There can be no assurance that the Fund will continue to produce the levels of returns it has historically provided to support our operating cash flow needs.

At November 25, 2006, we have $25.9 million in marketable securities on our balance sheet consisting of both equity and debt instruments. This portfolio is diversified among eight different money managers and twenty-five different equity securities. There can be no assurance that this portfolio will produce the levels of returns it has historically provided to support our operating cash flow needs as it is subject to those risks inherent in the stock and money markets including:

•	changes in trade, monetary and fiscal policies and laws,

•	changes in interest rates and the effects of inflation, and

•	changes in the outlook for the economy as a whole or shifts in investor attitudes.

Unsuccessful implementation of our new initiatives may be detrimental to future operating results and financial condition.

In addition to changes in pricing and product assortment, we have embarked on two key initiatives in 2007 that we believe are critical to our operating success. In the second quarter of 2007, we plan to unveil a new store prototype. The design of this store is based on extensive research we have conducted and assessed over the past several years, including the comprehensive market segmentation study completed in 2006. We believe this will increase traffic and provide a better customer experience in both Company-owned and licensee-owned stores. We also plan to capitalize on the opportunities that the Internet affords retailers by introducing a commerce enabled catalog and website. Failure to successfully implement these new initiatives could prove costly and could adversely impact our operating results and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

During 2006, the Staff of the Securities and Exchange Commission commenced a review of our 2005 Annual Report on Form 10-K. We have been in discussions with the Staff and have provided responses to the comments raised by the Staff. Even though we have not received final clearance from the Staff, we believe we have satisfactorily responded to each item raised by the Staff and we believe there are no unresolved comments. Refer to Note 2 to our Consolidated Financial Statements for a discussion of the most significant items raised by the Staff.

ITEM 2. PROPERTIES

We own the following manufacturing facilities, by segment:

Wholesale Segment:

J. D. Bassett Manufacturing Company *

Bassett, Va.

Bassett Superior Lines

Bassett, Va.

Bassett Chair Company *

Bassett, Va.

Bassett Table Company *

Bassett, Va.

Bassett Furniture Industries*

Macon, Ga.

Bassett Furniture Industries

Martinsville, Va.

Bassett Fiberboard

Bassett, Va.

Bassett Upholstery Division

Newton, N.C.

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

We own our general corporate office building, one warehouse, and an outlet store all located in Bassett, Virginia and one warehouse located in Mt. Airy, N.C. We also own leasehold improvements in our High Point, N.C., showroom.

In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities, except those indicated above as held for sale or idle, are in regular use and provide more than adequate capacity for our manufacturing needs.

The following facilities were sold and disposed of during 2006:

Weiman Upholstery

Christiansburg, Va.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4B. EXECUTIVE OFFICERS OF THE REGISTRANT

John E. Bassett III, 48, has been with the Company since 1981 and served as Vice President of Wood Manufacturing from 1997 to 2001 and as Vice President Global Sourcing since 2001.

Thomas M. Brockman, 52, joined the Company in late 2003 as Vice President of the Wood Division. From 2000 to 2003 he was a regional Vice President of Manufacturing for Ethan Allen.

Jason W. Camp, 38, joined the Company in 2006 as Senior Vice President of Retail.

Jay R. Hervey, Esq., 47, has served as the General Counsel, Vice President and Secretary for the Company since 1997.

Matthew S. Johnson, 45, has been with the Company since 1984. Since 2000, he has been serving as Vice President of Merchandising and Design.

Mark S. Jordan, 53, joined the Company in 1999 as Plant Manager. In 2001, he was promoted to Vice President of Upholstery Manufacturing and in 2002 he was promoted to Vice President and General Manager-Upholstery.

Barry C. Safrit, 44, joined the Company as Vice President and Chief Accounting Officer in 1998. In 2001 he was promoted to Vice President and Chief Financial Officer. He was promoted to Senior Vice President and Chief Financial Officer in 2006.

Keith R. Sanders, 62, joined the Company in 1998 as the Vice President of Upholstery Manufacturing . In 1999, he was promoted to Executive Vice President, Operations.

Robert H. Spilman, Jr., 50, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information:

Bassett’s common stock trades on the NASDAQ national securities exchange under the symbol “BSET.” We had approximately 1,150 registered stockholders at November 25, 2006. The range of per share amounts for the high and low market prices and dividends declared for the last two fiscal years are listed below:

Quarter	Market Prices of Common Stock
	2006		2005		Dividends Declared
	High	Low	High	Low	2006	2005
First	$19.60	$17.99	$20.26	$18.00	$0.20	$0.20
Second	19.95	16.59	21.03	18.13	0.20	0.20
Third	18.51	16.56	20.17	18.56	0.20	0.20
Fourth	17.48	15.24	19.62	17.80	0.20	0.20

Issuer Purchases of Equity Securities

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 27 - September 30, 2006	—	n/a	—	$8,355
October 1 - October 28, 2006	6,700	$15.41	6,700	8,252
October 29 - November 25, 2006	—	n/a	—	8,252

(1)	The Company’s Board of Directors has authorized the repurchase of up to $40,000 in Company stock. This repurchase plan was announced on June 23, 1998.

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

	2006		As restated (a) 2005		As restated (a) 2004		As restated (a) 2003		As restated (a) 2002
Net sales	$328,214		$335,207		$315,654		$316,857		$323,487
Cost of sales	225,319		236,843		234,612		234,861		254,993
Operating profit (loss) (1)	(466	)(1)	5,134	(2)	3,727	(3)	(1,230	)(4)	6,256	(5)
Other income, net	6,921		8,061		7,123		6,097		2,854
Income before income taxes	6,455		13,195		10,850		4,867		9,110
Income taxes	1,026		3,381		2,641		462		2,369
Net income (loss)	5,429		9,814		8,209		(470	)(6)	6,741
Diluted earnings (loss) per share	0.46		0.82		0.69		(0.04)		0.57
Cash dividends declared	9,449		9,433		9,355		9,261		9,358
Cash dividends per share	0.80		0.80		0.80		0.80		0.80
Total assets	309,937		313,158		299,477		281,891		292,991
Long-term debt	23,522		19,054		15,604		—		3,000
Current ratio	2.43 to 1		2.19 to 1		2.66 to 1		2.78 to 1		3.02 to 1
Book value per share	18.28		18.61		18.58		18.69		19.42
Weighted average number of shares	11,808,053		11,785,613		11,686,649		11,608,853		11,697,519

(a)	See Note 2 to the Consolidated Financial Statements related to restatements of previously issued financial statements.
(1)	See Note 8 to the Consolidated Financial Statements related to a $1,359 impairment charge recorded in 2006.
(2)	See Note 14 to the Consolidated Financial Statements related to $1,960 restructuring and asset impairment charges recorded in 2005.
(3)	See Note 14 to the Consolidated Financial Statements related to $4,060 restructuring and asset impairment charges recorded in 2004 and Note 5 related to a $3,890 gain recognized on the sale of our California upholstery operation in 2004.
(4)	Includes $3,200 of restructuring and asset impairment charges recorded in 2003.
(5)	Includes $1,251 of restructuring charges recorded in 2002.
(6)	Includes $4,875 cumulative effect adjustment related to the adoption of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is filed as part of this report on pages F-3 to F-15 and is incorporated herein by reference thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” is filed as part of this report on page F-14 and is incorporated herein by reference thereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes to consolidated financial statements of the Registrant and its subsidiaries and the reports of the independent registered public accounting firm are filed as part of this report on pages F-16 to F-51 and are incorporated herein by reference thereto. In addition, financial statements of the registrant’s significant non-consolidated subsidiaries are included in this Form 10-K on pages F-53 to F-72.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a.	Evaluation of our Disclosure Controls.

Purchase Accounting Restatement. During 2006, the Staff of the Securities and Exchange Commission commenced a review of our 2005 Annual Report on Form 10-K. The Staff challenged our application of generally accepted accounting principles as it related to the purchase accounting associated with our acquisitions of three retail licensee operations in fiscal 2005. Upon further review, we concurred with the Staff’s recommended changes and have restated our 2005 financial statements and 2006 quarterly information as contained in this Annual Report on Form 10-K.

In connection with our acquisitions of the three retail licensee operations in 2005, we initially recognized pre-tax charges of $4,204 to (1) eliminate the gross profit on inventories previously sold to the licensees by Bassett and subsequently acquired in the acquisitions and (2) reduce goodwill associated with the acquisitions to a value we believed was appropriate. Upon further review, we have determined that these charges should not have been recognized in 2005. Accordingly, the inventories should have been stated at their estimated selling prices less cost of disposal as provided in the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 141, “Business Combinations” and the full amount of the goodwill should have been recorded on the balance sheet and allocated among the Company’s respective reporting units. See also Notes 2 and 15 to our Consolidated Financial Statements.

Post Employment Benefit Obligation Restatement. During our 2006 year end closing process, we determined that previous actuarial assumptions and calculations associated with the death benefit, mortality and discount rates used in our actuarial valuation for our unfunded Supplemental Retirement Income Plan (“the Supplemental Plan”) were not correct. As specified by Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”, we have treated the effects of correcting the errors as a prior period adjustment as of November 30, 2003, the first day of the fiscal year ended November 27, 2004. The restatement adjustments increased post employment benefit obligations by $5,278, increased deferred tax assets by $2,111 and decreased retained earnings by $3,167 as of the end of fiscal 2003. See also Notes 2 and 12 to our Consolidated Financial Statements.

Control Evaluation. As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their disclosure controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were not effective as of November 25, 2006, due to the lack of sufficient management control processes and accounting personnel to ensure that certain non-routine transactions are properly accounted for and disclosed. This control deficiency resulted in the restatements described above.

b.	Management’s Report of Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 25, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our assessment as of November 25, 2006, identified a material weakness in that we lack sufficient management control processes and accounting personnel to ensure that certain non-routine transactions are properly accounted for and disclosed. This control deficiency resulted in the restatements described in paragraph a. of this Item 9A relating to certain purchase accounting transactions and the unfunded liability associated with our Supplemental Retirement Income Plan. Additionally, this control deficiency, if not remediated, could result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected.

Based on this evaluation and the material weakness noted above, management concluded that our internal control over financial reporting was not effective as of November 25, 2006.

Our assessment of the effectiveness of our internal control over financial reporting as of November 25, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report incorporated by reference under Item 8.

c.	Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In the first quarter of 2007, we changed the actuary for our Supplemental Retirement Income Plan and used the actuarial valuation by the new actuary to correct the obligations recorded in our financial statements for this plan.

d.	Remediation of deficiency in Disclosure Controls and internal control over financial reporting.

We believe that we did not have sufficient management control processes and accounting personnel to ensure that we properly account for and disclose certain material non-routine transactions and to effectively review significant assumptions associated with those transactions. Our plan to remediate this deficiency includes the following:

•

Strengthening the personnel in the corporate accounting department. We are currently reviewing the structure of our corporate accounting department and plan to add at least one senior level controller with significant accounting and financial reporting experience.

•

Improving the internal review process. We plan to develop a more stringent multi-level management research and review process over significant non-routine transactions and estimates to ensure that the accounting and disclosure are in conformity with generally accepted accounting principles.

•

Improving the research and review of transactions with alternative accounting treatments. We plan to develop a process for new material non-routine transactions whereby alternative accounting treatments are researched and evaluated. Any alternative treatments will be reviewed with the Audit Committee prior to final implementation of the accounting policy.

Although we believe the execution of this plan will improve our systems of disclosure controls and internal controls over financial reporting, the effectiveness of this plan, once executed, will be subject to testing by us and our independent auditors and there can be no assurance at this time that the plan will effectively remediate the material weakness described above.

e.	Management Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning (i) the design and evaluation of our Disclosure Controls referred to in paragraph 4 of the certifications and (ii) the design and evaluation of our internal controls over financial reporting referred to in paragraphs 4 and 5 of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the Proxy Statement under the captions “Election of Directors”, “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference thereto. Please see section entitled “Executive Officers of the Registrant” in Item 4b of Part I of this report for information concerning executive officers.

The Registrant has a code of ethics that applies to all of its employees, officers and directors. The code of ethics is available on the Registrant’s website at www.bassettfurniture.com and the Registrant will post any amendments to, or waivers, from, the code of ethics on that website.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in the Proxy Statement under the captions “Organization, Compensation and Nominating Committee Report,” “Stockholder Return Performance Graph,” “Executive Compensation,” “Supplemental Retirement Income Plan,” “Deferred Compensation Agreement,” and “Director Compensation” is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the Proxy Statement under the headings “Principal Stockholders and Holdings of Management” and “Election of Directors” is incorporated herein by reference thereto.

The information included in the Proxy Statement under the caption “Equity Compensation Plan Information” is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included in the Proxy Statement under the caption “Other Transactions” is incorporated herein by reference thereto.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained in the Proxy Statement under the caption “Audit and Other Fees” is incorporated herein by reference thereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	The consolidated financial statements of the registrant and its subsidiaries are listed and filed as part of this report on pages F-16 to F-51.

International Home Furnishings Center, Inc. Financial Statements are listed and filed as part of this report on pages F-53 to F-72.

Financial statements of BFD Northeast, LLC are required to be filed pursuant to Rule 3-09 of Regulation S-X. Such financial statements are not currently available and will be filed as an amendment to this Form 10-K when available.

(2)	Financial Statement Schedule:

Schedule II—Analysis of Valuation and Qualifying Accounts for the years ended November 25, 2006, November 26, 2005 and November 27, 2004 is filed as part of this report on page F-52.

(3)	Listing of Exhibits

	3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

3B.	Amendment to By-laws including By-laws as amended to date is incorporated herein by reference to Form 8-K filed on December 21, 2004.

4A.	Amended and Restated Credit Agreement with a Bank Group dated October 29, 2004, is incorporated herein by reference to Form 8-K filed on November 11, 2004.

4B.	First Amendment to Second Amended and Restated Credit Agreement, with a Bank Group dated November 21, 2005, is incorporated herein by reference to Form 8-K filed on November 23, 2005.

Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

**10A.	Bassett 1993 Long Term Incentive Stock Option Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no.33-52405) filed on February 25, 1994.

**10B.	Bassett Executive Deferred Compensation Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

**10C.	Bassett Supplemental Retirement Income Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

**10D.	Bassett 1993 Stock Plan for Non-Employee Directors as amended is incorporated herein by reference to Form 10-K for the fiscal year ended November 25, 2000.

**10E.	Bassett 1997 Employee Stock Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no. 333-60327) filed on July 31, 1998.

**10F.	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Plan is incorporated herein by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on January 28, 2005.

**10G.	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Form Grant Letter for Restricted Stock Award is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

**10H.	Bassett Furniture Directors Compensation is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

**10I.	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Stock Option Award Agreement is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

**10J.	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Grant Letter for Restricted Stock Award is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

21.	List of subsidiaries of the Registrant

23A.	Consent of Independent Registered Public Accounting Firm

23B.	Consent of Independent Registered Public Accounting Firm

31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31B.	Certification of Barry C. Safrit, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32B.	Certification of Barry C. Safrit, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ Robert H. Spilman, Jr.	Date: February 8, 2007
Robert H. Spilman, Jr. President and Chief Executive Officer Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul Fulton	Date: February 8, 2007
Paul Fulton Chairman of the Board of Directors

By:		Date: February 8, 2007
Peter W. Brown Director

By:	/s/ Howard H. Haworth	Date: February 8, 2007
Howard H. Haworth Director

By:	/s/ George W. Henderson, III	Date: February 8, 2007
George W. Henderson, III Director

By:	/s/ Dale C. Pond	Date: February 8, 2007
Dale C. Pond Director

By:	/s/ David A. Stonecipher	Date: February 8, 2007
David A. Stonecipher Director

By:	/s/ William C. Wampler, Jr.	Date: February 8, 2007
William C. Wampler, Jr. Director

By:	/s/ William C. Warden, Jr.	Date: February 8, 2007
William C. Warden, Jr. Director

By:	/s/ Barry C. Safrit	Date: February 12, 2007
Barry C. Safrit Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Bassett Furniture Industries, Incorporated and Subsidiaries

Consolidated Financial Statements

Years ended November 25, 2006, November 26, 2005 and November 27, 2004

Bassett Furniture Industries, Incorporated and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

Overview

Bassett Furniture Industries Inc., based in Bassett, Va., is a leading retailer, manufacturer and marketer of branded home furnishings. Bassett®’s products are sold primarily through Bassett Furniture Direct® stores, with secondary distribution through multi-line furniture stores, many with in-store Bassett Design Centers. Bassettbaby® cribs and casegoods are sold through specialty stores and mass merchants.

Bassett Furniture Direct® (“BFD”) was created in 1997 as a single source home furnishings retail store that provides a unique combination of stylish, well-made furniture and accessories with a high level of customer service. This service includes complimentary room planning, in-home design visits, fast delivery, and custom-order furniture.

The year 2006 was a challenging one for Bassett and the furniture industry in general. During 2006, our primary area of focus was retail. We were committed to improving the customer experience at our BFD stores, improving the products in these stores, and building the Bassett brand. Late in 2006, the Company made changes in both the leadership and pricing structure of the Company-owned stores which it believes will lead to better performance in 2007. We are firmly committed to our retail strategy and we are continually searching for the most profitable and efficient methods of supplying high quality furniture at moderate price points to our customers.

During 2006, our licensees opened 13 new stores and we opened one new Company-owned store for a total of 14 new stores. We terminated licenses with eight BFD stores and we closed two Company-owned stores, ending 2006 with 134 stores in the network. Overall retail conditions and the Company’s initiative to develop a new store prototype have temporarily slowed store count growth. We expect licensees to open between four and six new stores in fiscal 2007.

A major component of our overall retail strategy involves our Company-owned stores. We believe a strong Company-owned retail division would provide us the first-hand experience and immediate feedback to develop programs that are vitally important to the success of our entire BFD network. Pursuit of this strategy will also enable our retail division to acquire and operate additional BFD stores as viable opportunities arise. During 2005, the number of our Company-owned stores grew to 27 through the acquisition of 15 BFD stores located in Dallas, Atlanta and upstate New York. We believe our organizational and financial strength, combined with our retail scale, will provide the platform, best practices and resources needed to drive uniformity throughout our BFD program and drive the improvement needed in the retail stores we have acquired from licensees.

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

The furniture industry continues to experience a rapid shift from traditional domestic manufacturing to offshore sourcing in lower cost markets, primarily China and the Pacific Rim countries. This shift in sourcing has resulted in downward pressure on retail prices and reductions in traditional channels of sales distribution, as many retailers can source their own products rather than relying on a traditional domestic manufacturer to supply goods. We believe our BFD program provides us a strong platform from which to market our products. In addition, we will continue to evaluate the cost effectiveness of domestic production on a product by product basis.

We define imported product as fully finished product that is sourced. In 2006, 44% of our wholesale sales were of imported product compared to 34% in 2005. Our domestic product includes certain products that contain components which are also sourced internationally. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with importing certain product categories and major collections, provides the best combination of value and quality to our customers. We expect that overall operating margins will be positively impacted as our mix of domestic versus imported product nears 50/50 during 2007.

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

Two key components of our balance sheet are our investments in the Bassett Industries Alternative Asset Fund, L.P. (“Alternative Asset Fund”), a limited partnership, and our interest in the International Home Furnishings Center, Inc. (“IHFC”). For a description of these investments, see Notes 6 and 9 of the Consolidated Financial Statements.

A major marketing initiative for Bassett during 2006 was the introduction of our first direct to consumer catalog. This catalog better defines and enhances Bassett®’s brand image while explaining to our consumers our product and service capabilities. In addition to the catalog, the Company has several other marketing and merchandising initiatives underway including product introductions centered around the Company’s core middle price point category and the development of a new store prototype which will be introduced in the summer of 2007. The Company has engaged consultants to assist with the design and rollout of the new store prototype and the introduction of key elements of the new prototype into certain of our Company-owned stores. These key elements will feature custom furniture solutions, seasonal presentations and personal service. The combination of these initiatives should drive more traffic into our stores and better position us for future sales growth. The Company also will introduce three seasonal catalogs during 2007, the first of which will be mailed during the first quarter of 2007.

Looking ahead to 2007, our primary area of focus continues to be retail. Amidst an extremely challenging retail environment, we must drive improvement in our retail segment’s results and we are squarely focused on selling more furniture in our Bassett Furniture Direct stores. This enterprise-wide effort involves every aspect of our Company – merchandising, marketing, operations, recruiting, training and information technology. We have developed a financial plan aimed at reducing our retail losses to a breakeven level over the next two to three years.

Restatements of Previously Reported Results

During 2006, the Staff of the Securities and Exchange Commission commenced a review of our 2005 Annual Report on Form 10-K. The Staff recommended changes to our accounting treatment associated with our acquisitions of three retail licensee operations in fiscal 2005 and our classification of certain notes receivable activity in the statement of cash flows. Upon further review, we concurred with the accounting treatment recommended by the Staff.

In connection with our acquisitions of the three retail licensee operations in 2005, we initially recognized pre-tax charges of $4,204 to (1) eliminate the gross profit on inventories previously sold to the licensees by Bassett and subsequently acquired in the acquisitions and (2) reduce goodwill associated with the acquisitions to a value we believed was appropriate. Upon further review, we have determined that these charges should not have been recognized in 2005. Accordingly, the inventories should have been stated at their estimated selling prices less cost of disposal as provided in the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 141, “Business Combinations” and the full amount of the goodwill should have been recorded on the balance sheet and allocated among the Company’s respective reporting units. These changes resulted in increases to pre-tax income in the second and third quarters of 2005 and corresponding increases in previously reported goodwill and inventory amounts. The third quarter of 2005 and all quarters subsequent to the three acquisitions include increases to cost of sales and corresponding reductions to pre-tax income to reflect the additional costs of certain of the acquired inventories that were subsequently sold. These retail inventories consist of a mix of floor samples, store accessories, inventory committed for delivery and other inventories held for resale.

The restatement resulted in a decrease to net income of $558 for fiscal 2006 and an increase to net income of $2,251 for fiscal 2005 (see also Note 2 to the Consolidated Financial Statements for a complete reconciliation of the restatement adjustments on the 2005 and 2004 financial statements and Note 20 for further quarterly information).

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

As stated above, we also reduced our cash flows from operations by reclassifying net cash inflows of $828 and $622 from cash flows from operating activities to cash flows from investing activities for fiscal 2005 and 2004, respectively, related to certain notes receivable due from retail licensees.

During our 2006 year end closing process, we also determined that previous actuarial assumptions and calculations associated with the death benefit, mortality and discount rates used in our actuarial valuation for our unfunded Supplemental Retirement Income Plan (“the Supplemental Plan”) were not correct As specified by Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”, we have treated the effects of correcting the errors as a prior period adjustment as of November 30, 2003, the first day of the fiscal year ended November 27, 2004. The cumulative effect of the restatement adjustments increased post employment benefit obligations by $5,278, increased deferred tax assets by $2,111 and decreased retained earnings by $3,167 as of the end of fiscal 2003 and 2004. The cumulative effect of the restatement adjustments as of November 26, 2005, were as follows:

Increase (Decrease)
Post employment benefit obligations	$5,649
Other accrued liabilities	(231)
Deferred tax assets	2,111
Retained earnings	(3,167)
Other long-term assets	140

As the effects of this adjustment on the net plan expense was not material for the years presented, we have not restated the consolidated statements of income. Please refer to Note 12 to the Consolidated Financial Statements for more information on the Supplemental Plan.

Critical Accounting Policies and Estimates

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

Allowance for Accounts and Notes Receivable -We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts and notes receivable in addition to an overall aging analysis. We evaluate the collectibility of our accounts and notes receivable from our licensees on a quarterly basis. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivables and is adjusted accordingly based on historical experience, current developments and economic trends. Actual losses could differ from those estimates.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

Goodwill – As specified in Statement of Financial Accounting Standards (SFAS) No. 141, “Accounting for Business Combinations”, goodwill represents the excess of the purchase price over the value assigned to tangible assets and liabilities and identifiable intangible assets of businesses acquired. SFAS No. 142, “Goodwill and Intangible Assets”, requires that goodwill be reviewed for impairment annually or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Our policy is to perform the annual impairment analysis as of the beginning of our fiscal fourth quarter. SFAS No. 142 also requires that the assets and liabilities acquired and the resulting goodwill be allocated to the entity’s respective reporting units. We have identified three reporting units for our business: Wholesale, Retail and Real Estate/Investments.

The required impairment test is a two step process. The first step compares the carrying value of each reporting unit that has goodwill with the estimated fair value of the respective reporting unit. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, the second step is performed whereby we must calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. This second step represents a hypothetical purchase price allocation as if we had acquired the reporting unit on that date. Our impairment methodology uses a discounted cash flow analysis requiring certain assumptions and estimates to be made regarding future profitability of the reporting unit and industry economic factors. The projected cash flows used for our analysis were based primarily on the Company’s three-year operating plan. While we believe such assumptions and estimates are reasonable, the actual results may differ materially from the projected amounts.

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

Revenue Recognition - Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This generally occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer. Our terms vary from 30 to 60 days. An estimate for returns and allowances has been provided in recorded sales. The contracts with our licensee store owners do not provide for any royalty or license fee to be paid to us.

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

Fiscal 2006 Compared to Fiscal 2005 (as restated)

Net sales, gross margin, selling, general and administrative (SG&A) expenses, and operating income (loss) were as follows for the years ended November 25, 2006, and November 26, 2005 (restated):

	2006		As restated 2005
Net sales	$328,214	100.0%	$335,207	100.0%
Gross margin	102,895	31.3	98,364	29.3
SG&A	(103,551)	-31.5	(91,270)	-27.2
Income from Continued Dumping & Subsidy Offset Act	1,549	0.5	—	0.0
Impairment and restructuring charges	(1,359)	0.4	(1,960)	-0.6

Income (loss) from operations	$(466)	-0.1%	$5,134	1.5%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

On a consolidated basis, we reported net sales for 2006 of $328,214, a decrease of $6,993 or 2% from sales levels attained in fiscal 2005. This decrease was due to a $20,914 decrease in external wholesale shipments, partially offset by a $13,921 increase in retail sales. The wholesale decrease was primarily due to the expected further attrition in our non-BFD distribution channels, combined with sluggish retail sales and partially due to the sale of our Weiman division in the second quarter of 2006. The increase in retail sales was entirely due to a full year of sales for the stores we acquired during 2005.

Gross margin increased in 2006 largely due to the inclusion of more retail stores during 2006 and an increased sales mix of imported product. Our retail segment typically has both higher gross margins and higher SG&A expenses than our wholesale operations, therefore with our 2006 retail sales being a larger percentage of our total sales, our blended margins are higher. Improved retail acceptance of both wood and upholstery imported products also favorably impacted our margins in 2006. Additionally, 2006 and 2005 margins were positively impacted by lower domestic wood inventory levels which led to reductions in accompanying LIFO inventory reserves.

SG&A expenses in 2006 increased by $12,281 from 2005 to $103,551. As a percentage of sales, SG&A increased 4.3 points from 27.2% in 2005 to 31.5% in 2006. Wholesale SG&A decreased approximately $2,800 from 2005. The Company added approximately $15,000 of retail segment SG&A due primarily to the BFDs acquired in 2005. Although we anticipated an increase in SG&A as a percentage of net sales as we consolidated a complete year of the Dallas, Atlanta and upstate New York retail operations, we expected higher sales levels to reduce the anticipated increase.

During 2006, current year traffic and retail sales trends have negatively impacted our licensees’ cash flow and in turn the timing of our wholesale collections. These trends, if not reversed, could negatively impact future operating performance. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivables and is adjusted accordingly based on historical experience, current developments and economic trends. We recorded $3,364 and $2,603 of provision for losses on accounts receivable during 2006 and 2005, respectively, to cover potential losses that may arise.

The Continued Dumping and Subsidy Offset Act of 2000 (CDSOA) provides for the distribution of monies collected by U.S. Customs and Border Protection from antidumping cases to qualified domestic producers, in cases where domestic producers have continued to invest in their technology, equipment and people. For the year ended November 25, 2006, the Company recorded $1,549 in CDSOA subsidies in connection with the case involving wooden bedroom furniture imported from China. Subsidies recorded in fiscal 2005 were insignificant. See Note 7 to the Consolidated Financial Statements. There is no guarantee the Company will receive this level of subsidy in the future. Current legislation repeals the Act after September 30, 2007.

During 2006, we recorded an impairment charge of $1,359 to write-off our goodwill associated with the retail reporting unit. The overall retail environment and, in particular, the markets in which our Company-owned stores operated, softened during 2006 considerably more than we had anticipated. In addition, our strategy to streamline and standardize operations to reduce overhead and other costs has taken more time than we expected to implement. High gasoline costs, rising interest rates and decreased housing starts contributed to the difficult furniture retail environment. These factors led to increased promotional discounts on our products in an attempt to maintain sales volumes and resulted in a significant increase in the operating losses for our Company-owned stores. We do believe that our retail operations will improve and that operating losses will be reduced in 2007. Our plan is to achieve a break-even level by 2009. However, because of the magnitude of the losses expected in 2007 and 2008, our discounted cash flow analysis indicates that the retail goodwill is impaired.

Our discounted cash flow analysis of the goodwill associated with our wholesale reporting unit indicated that the carrying value was realizable from future cash flows and that the fair value of the reporting unit was in excess of 125% of the book value. This analysis was based primarily on our three-year operating plan that assumes slightly improved market conditions, a relatively healthy network of BFD stores and a more efficient operating model for our Company-owned stores. While we believe the assumptions are reasonable, the actual results may differ materially from the projected amounts. Even with a 10% decrease to the cash flow estimates, the fair value would still be in excess of 110% of the book value. Our wholesale segment which has a long and profitable history, is increasingly dependent on the health of our overall BFD network. As previously mentioned, we recently hired a new executive with significant retail experience to lead our retail organization.

The Company has non-operating income primarily from its investments and unconsolidated affiliated companies. Income from investments increased due to slightly better returns on our investment portfolios as compared to 2005. Income from unconsolidated affiliated companies which includes income from IHFC, decreased due to losses related to BFD Northeast, LLC (“BFDNE”) and Zenith Freight Lines, LLC (“Zenith”). The losses incurred by BFDNE and Zenith were due largely to lower sales levels caused by the challenging furniture retail environment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

The effective income tax rate was 15.9% in 2006 and 25.7% in 2005. The effective rate in 2006 and 2005 was lower than statutory rates primarily due to exclusions for tax-exempt income and dividends received from our investment in the IHFC. Our 2006 rate also was increased by the write-off of goodwill associated with our retail segment as it is not tax-deductible.

Net income for the year ended November 25, 2006, was $5,429 or $0.46 per diluted share. Net income for the year ended November 26, 2005, was $9,814 or $0.82 per diluted share.

Fiscal 2005 (as restated) Compared to Fiscal 2004

Net sales, gross margin, selling, general and administrative (SG&A) expenses, and operating income were as follows for the years ended November 26, 2005 (restated), and November 27, 2004:

	As restated 2005		2004
Net sales	$335,207	100.0%	$315,654	100.0%

Gross margin	98,364	29.3	81,042	25.7
SG&A	(91,270)	-27.2	(77,145)	-24.4
Gain on sale of property	—	0.0	3,890	1.2
Restructuring and impaired asset charges	(1,960)	-0.6	(4,060)	-1.3

Income from operations	$5,134	1.5%	$3,727	1.2%

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

At the end of the second quarter of 2005, we acquired a 76% ownership interest in BFD-Dallas, an eight store operation in the greater Dallas, Texas metropolitan area. We accounted for this transaction using the purchase method of accounting. During the third quarter of 2005, we consummated two transactions to acquire seven BFD stores. At the beginning of August, we acquired assets of a licensed three store BFD operation in upstate New York (“BFD-UNY”). At the end of August, we acquired an additional 36% ownership interest in BFD-Atlanta, a four store operation in Atlanta, Ga., bringing our total ownership percentage to 66%. We accounted for these transactions using the purchase method of accounting. See Note 15 for a further discussion of these transactions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

In the fourth quarter of 2005, we made the decision to cease operations at our wood manufacturing facility in Mt. Airy, N.C., and move production of certain products from the Mt. Airy facility to our wood facility in Bassett, Va., with certain other products shifted to imports. Related to this action, we recorded $1,960 in restructuring charges in the fourth quarter of 2005, of which $920 represents an estimate of the impaired asset write-down of the facility. The remaining $1,040 represents severance and employee benefits for approximately 300 employees associated with the closure of the plant. See Note 14 to the Consolidated Financial Statements.

The effective income tax provision rate was 25.7% in 2005 and 24.3% in 2004. The income tax provision rate in 2005 and 2004 was lower than statutory rates primarily due to exclusions for tax-exempt income and dividends received from our investment in the IHFC.

Net income for the year ended November 26, 2005, was $9,814 or $0.82 per diluted share. Net income for the year ended November 27, 2004, was $8,209 or $0.69 per diluted share.

Segment Information

We have strategically aligned our business into three reportable segments: Wholesale, Retail and Investments/Real Estate. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BFD stores (independently-owned stores, Company-owned retail stores and partnership licensees) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses. During the second quarter of 2006, we sold our contemporary furniture business (Weiman), which was previously included in this segment. Our retail segment consists of Company-owned BFD stores. Our retail segment includes the revenues, expenses, assets and liabilities (including real estate) and capital expenditures directly related to these stores. Our investments/real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee BFD stores. Although this segment does not have operating earnings, income from the segment is included in income from investments in our condensed consolidated statements of income and retained earnings. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long-term liabilities section of our condensed consolidated balance sheet. See Note 9 for a further discussion of IHFC.

Wholesale Segment

	2006		As restated 2005		2004
Net sales	$284,803	100.0%	$301,250	100.0%	$289,953	100.0%

Gross profit	68,374	24.0	68,646	22.8	58,447	20.2
SG&A	(56,278)	-19.8	(59,099)	-19.6	(54,744)	-18.9

Operating Earnings	$12,096	4.2%	$9,547	3.2%	$3,703	1.3%

Our wholesale segment had net sales of $284,803, which represents a decrease of $16,447, or 5.5% from sales levels attained in fiscal 2005. This decrease was primarily due to expected attrition totaling approximately $8,500 in sales to regional furniture chains, independent furniture retailers and other non-BFD customers. Additionally, we experienced an approximate $3,800 reduction in sales due to the sale of our Weiman division in the second quarter of 2006. Sales to BFDs decreased approximately $3,700 due to overall retail conditions. In 2006, 72% of wholesale shipments were made to BFDs compared to 68% in 2005. In 2007, we expect retail conditions to continue to be challenging and the Company’s percentage of BFD sales to be in the range of 72-75%.

Over the past three years, our wholesale segment has closed three wood plants and one upholstery plant. At the end of 2006, four plants were in operation; one large wood manufacturing plant in Bassett, Va., one small wood assembly plant in Martinsville, Va., one fiberboard supply facility in Virginia, and one upholstery facility in North Carolina. We believe our manufacturing capacity is better aligned with our BFD business and current demand.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

Wholesale shipments	2006		2005		2004
Wood	$164,030	57.6%	$179,786	59.7%	$177,784	61.3%
Upholstery	117,668	41.3	114,372	38.0	103,478	35.7
Other	3,105	1.1	7,092	2.3	8,691	3.0

Total	$284,803	100.0%	$301,250	100.0%	$289,953	100.0%

Our wood operations experienced decreased shipments in 2006 as compared to 2005. This was primarily due to overall challenging furniture retail conditions, competitive pricing pressures especially in the bedroom category and a lower than expected market response to several of the new groups introduced by the Company in the last two years. Shipments of bedroom products decreased significantly during 2006 as compared to 2005 and account for a majority of the total wood shipment decrease. Partially offsetting this decrease were increases in shipments of our casual dining programs, occasional tables and home office/entertainment products.

Our upholstery operations experienced continued growth in 2006. The sales increases were led by our imported leather products which offer value in the middle price points with numerous options available to upgrade. Additionally, we continue to offer our Simply Yours® custom made upholstery program which delivers custom made upholstery into the consumers’ home in 30 days or less. In 2006, we expanded our Simply Yours® upholstery program to include four different product sizes allowing more applications to residential settings with varying scale. Our upholstery products are experiencing a greater sales percentage in our BFD stores relative to the percentage shipped to traditional furniture stores. This is primarily attributable to our custom order and imported leather programs. As the number of BFD stores increase, we expect upholstery sales and contribution to profit and overhead to increase.

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

Our wholesale segment gross margin improved 1.2 percentage points from 22.8% in 2005 to 24.0% in 2006. This improvement was primarily driven by a continued shift to more imported products. Additionally, margins were again positively impacted by lower domestic wood inventory levels which led to reductions in accompanying LIFO inventory reserves. Our gross margin improved by 2.6 points from fiscal 2004 to fiscal 2005 due principally to improved sales mix of imported products partially offset by challenges in our domestic wood production related to plant closings and transitions of product.

Wholesale segment SG&A decreased $2,821 in 2006 as compared to 2005. This decrease was due to the sale of our Weiman division in the second quarter of 2006 and efforts to reduce discretionary spending in response to the lower sales levels during the third and fourth quarters of 2006.

Operating earnings improved in 2006 due to a combination of the shift to more imported product and efforts to reduce our wholesale segment’s cost structure. Operating earnings improved significantly in 2005 from 2004 due to a combination of sales growth, shift to more imported product and efforts to reduce our wholesale segment’s cost structure.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

Retail Segment – Company-Owned Retail Stores

	2006		As restated 2005		2004
Net sales	$84,401	100.0%	$70,480	100.0%	$48,894	100.0%

Gross margin	35,146	41.6	30,512	43.3	22,598	46.2
SG&A	(47,272)	-56.0	(32,173)	-45.6	(22,426)	-45.9

Operating earnings (losses)	$(12,126)	-14.4%	$(1,661)	-2.4%	$172	0.4%

Bassett’s 27 corporate stores continued to experience soft conditions at retail. Net sales for the retail segment increased nearly 20% in 2006 from 2005, primarily due to having a full year of sales from the 15 additional stores purchased in 2005. For our 11 stores that were in operation in both 2006 and 2005, we experienced slight sales decreases, primarily due to overall soft retail conditions. Net sales for the retail segment increased by 44% in 2005 from 2004, primarily due to having additional stores operating in 2005.

Our gross margin decreased 1.7 percentage points in 2006 from 2005 and was several percentage points below what we expected. Margins were lower than planned due to selling selected products at clearance prices in order to prepare for the arrival of new products and featured catalog products, promotions geared to respond to the overall soft market conditions, and the discounting related to the clearance events at the two stores that were closed.

Retail segment SG&A increased from $32,173 in 2005 to $47,272 in 2006. This increase was anticipated and was due almost entirely to adding the expense structure of the BFDs acquired during 2005. Sales in 2006 were more than 10% below the levels anticipated which resulted in a higher SG&A percentage as a large majority of these costs are relatively fixed in nature. SG&A expenses include occupancy, warehouse, advertising and payroll expenses.

The Company’s retail segment experienced an operating loss of $12,126 for 2006, compared to a loss of $1,661 for 2005. The increase in the losses are primarily due to the overall softening retail conditions in 2006, selling of selected products at clearance prices in order to prepare for the arrival of new products and featured catalog products and promotions geared to respond to the overall soft market conditions. In addition, during the second quarter of 2006, Bassett made the decision to close two of its corporate stores, one in Texas and one in Georgia. Clearance events conducted at these stores during 2006 negatively impacted earnings by approximately $0.9 million.

In 2005, we experienced a $1,833 decrease in operating income. This decrease was primarily due to the 15 acquired stores which negatively impacted operating earnings by approximately $2,000 due to losses resulting from lower sales and gross margin levels.

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

As previously discussed, changes being made to drive more traffic, improve staffing, and streamline operations are taking longer than anticipated to implement. In addition the Company has recently made changes in the leadership, pricing structure and promotion strategy of the Company-owned stores which it believes will lead to better performance in 2007. This performance improvement aimed at reducing retail segment losses is expected to be accomplished through a combination of top line sales growth in the current 27 Company-owned stores, increased gross margins in the range of 44% to 46%, and reduced levels of retail segment SG&A spending.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

Investment and Real Estate Segment

Our investments and real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee BFD stores. Although this segment does not have operating earnings, income from the segment is included in income from investments in our condensed consolidated statements of income and retained earnings. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long-term liabilities section of our condensed consolidated balance sheet.

Liquidity and Capital Resources

Our November 25, 2006, balance sheet, with minimal borrowings on our revolving line of credit and a sizeable investment portfolio, remains strong and continues to bolster our retail growth strategy, which includes entering into operating leases and lease and loan guarantees for our BFD licensees. Our primary sources of funds in 2006 have been income from investments, including dividends from IHFC. Cash was primarily used in 2006 to fund operations, invest in capital expenditures and pay dividends. The primary sources of cash in 2005 were from operations and our investments. Cash was primarily used in 2005 to invest in capital expenditures and pay dividends. The primary sources of cash in 2004 were from dividends from IHFC and the disposition of certain plant facilities. Cash was used in 2004 to increase inventory levels to better service our customers, purchase capital assets and pay dividends.

The current ratio for the past two years was 2.43 to 1 and 2.19 to 1, respectively. Working capital was $62,204 at November 25, 2006, and $57,055 at November 26, 2005.

Net cash generated by (used in) operating activities was $(5,125), $11,267 and ($5,307) in fiscal 2006, 2005 and 2004, respectively. The decrease in operating cash from 2005 to 2006 was primarily related to our retail segment losses, an increase in accounts receivable, and a reduction in payables and accrued liabilities. The reduction in current liabilities related in part to payments of restructuring-related obligations accrued in prior years and a reduction in payables related to the shift in mix from domestic to imported purchases. The increase in operating cash from 2004 to 2005 was primarily related to reductions in domestic wood inventories.

During 2006, current year traffic and retail sales trends have negatively impacted our licensees’ cash flow and in turn the timing of our wholesale collections resulting in increases to both our accounts receivable balance and our days sales outstanding. These trends have also affected collections on our notes receivable. In addition, our allowance for doubtful accounts for both accounts and notes receivable increased $3,375 from $5,226 to $8,601. If not reversed, this could negatively impact future operating performance and cash flow.

As noted on the accompanying consolidated balance sheet and statement of cash flows, we segregate property and equipment into two groups: (1) property and equipment utilized by our wholesale and retail segments, and (2) retail real estate utilized by BFD licensees. Over the past three years we have continued to invest in machinery, equipment and technology utilized by our wholesale and retail segments in the amounts of $3,344, $4,804 and $7,866, respectively. In addition for 2006, 2005 and 2004, we have invested $3,594, $6,286 and $3,177 in retail real estate utilized by BFD licensees. In addition to our 2004 capital expenditures, we assumed $16,231 of notes payable. Our 2004 proceeds from the sales of property and equipment include proceeds received from the sale of our California upholstery facility and our Dublin, Ga., wood manufacturing facility.

Both purchases of investments and proceeds from the sales of investments relate primarily to the active management of a portion of our overall investment portfolio. During the year, marketable securities are bought and sold generating proceeds, purchases, gains and losses. For 2006 and 2005 net proceeds from sales of investments were $5,845 and $3,115, respectively. Dividends from an affiliate represent cash distributions from our investment in the IHFC. Our investment in IHFC reflects a credit balance and is shown in the liabilities section of our balance sheet as distributions in excess of affiliate earnings. Based on current and expected future earnings of IHFC, we believe that the market value of this investment is positive and substantially greater than its current negative book value. The financial statements of IHFC are included in our Form 10-K.

Net cash used in financing activities was $5,249, $9,128 and $7,741 in fiscal 2006, 2005 and 2004, respectively. Cash dividends to shareholders and a share repurchase plan have been the primary financing uses of cash in each year. During 2005, we amended our bank credit facility to address restrictive covenants and to extend the facility through November 2007. At November 25, 2006, borrowings under this facility totaled $4,000. The interest rate on this facility was 6.82% at November 25, 2006, based on LIBOR plus 1.5%. We purchased and retired 58,100 shares of Common Stock during 2006. The average cost of the shares purchased in 2006 was $17.45, resulting in a total expenditure of $1,014. These purchases were part of our stock repurchase program, approved in 1998, which allows us to repurchase shares for an aggregate purchase price not to exceed $40,000. We purchased and retired 8,600 shares of Common Stock during 2005. The average cost of the shares purchased in 2005 was $18.00, resulting in a total expenditure of $155. We purchased and retired 44,800 shares of Common Stock for $772 during 2004. As of November 25, 2006, we have approximately $8,200 left in our share repurchase program.

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

We currently anticipate that wholesale capital spending for fiscal 2007 will approximate $4,000, primarily for machinery and equipment and information technology related to our initiative to develop e-commerce capabilities in 2007 and 2008. Capital spending for retail real estate is expected to be approximately $4,000 in 2007 largely for store build-outs related to our new prototype. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to our rate of growth, our operating results and any other adjustments in our operating plan needed in response to competition, acquisition opportunities or unexpected events. We believe that our existing cash and investment portfolio, and our borrowing capacity, together with cash provided by operations, will be more than sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

Contractual Obligations and Commitments

We enter into contractual obligations and commercial commitments in the ordinary course of business (See Note 17 for a further discussion of these obligations). The following table summarizes our contractual payment obligations and other commercial commitments.

	2007	2008	2009	2010	2011	Thereafter	Total
Post employment benefit obligations (1)	$1,697	$1,697	$1,666	$1,644	$1,599	$10,868	$19,171
Real estate notes payable	622	672	729	8,379	5,447	4,295	20,144
Long-term debt	—	4,000	—	—	—	—	4,000
Interest payable	1,609	1,537	1,479	854	448	2,538	8,465
Letters of credit	4,136	—	—	—	—	—	4,136
Operating leases (2)	12,851	12,342	11,945	11,720	10,821	37,086	96,765
Lease guarantees	8,722	2,501	2,561	2,343	2,048	2,731	20,906
Loan guarantees	6,339	2,955	753	—	—	—	10,047
Purchase obligations (3)	—	—	—	—	—	—	—

Total	$35,976	$25,704	$19,133	$24,940	$20,363	$57,518	$183,634

(1)	Does not reflect a reduction for the impact of any company owned life insurance proceeds to be received. See Note 12 to the Consolidated Financial Statements for more information.
(2)	Does not reflect a reduction for the impact of sublease income to be received. See Note 17 to the Consolidated Financial Statements for more information.
(3)	The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. At the end of fiscal year 2006, we had $20,893 in open purchase orders, primarily for imported inventories, which are in the ordinary course of business.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of BFD stores. We have guaranteed certain lease obligations of licensee operators of the BFD stores as part of our retail expansion strategy. We also have guaranteed loans of certain of our BFD dealers to finance initial inventory packages for these stores. See Contractual Obligations and Commitments table above and Note 17 to the Consolidated Financial Statement for further discussion of operating leases, lease guarantees and loan guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

Contingencies

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

Market Risk

We are exposed to market risk for changes in market prices of our various types of investments. Our investments include marketable securities and an investment partnership (Alternative Asset Fund). Our marketable securities portfolio, which totaled $25,862, at November 25, 2006, is diversified among eight different money managers and twenty-five different equity securities. Although there are no maturity dates for our equity investments, we have plans to partially liquidate our current marketable equity securities portfolio on a scheduled basis over the next four to six years. Maturity dates on other investments in the portfolio range from one to six years.

The Bassett Industries Alternative Asset Fund L.P was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of the Alternative Asset Fund. We and the General Partner are currently the only two partners. The objective of the Alternative Asset Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In general, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in the Alternative Asset Fund, which totaled $52,755 at November 25, 2006, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to the Alternative Asset Fund is limited to the amount of the Alternative Asset Fund investment in each of the funds.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

Safe-harbor, forward-looking statements

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and Subsidiaries. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements are described in our annual report on Form 10-K for fiscal 2006 and include:

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

Consolidated Balance Sheets

Bassett Furniture Industries, Incorporated and Subsidiaries

November 25, 2006, and November 26, 2005 (Restated)

(In thousands, except share and per share data)

	2006	As restated 2005
Assets

Current assets
Cash and cash equivalents	$6,051	$7,109
Accounts receivable, net of allowance for doubtful accounts of $5,746 and $3,726 as of November 25, 2006 and November 25, 2005, respectively	38,253	37,069
Inventories	48,880	50,995
Deferred income taxes	6,391	5,188
Assets held for sale	1,091	1,185
Other current assets	5,098	3,626

Total current assets	105,764	105,172

Property and equipment, net	58,925	64,644

Investments	78,617	76,890
Retail real estate	33,501	31,640
Notes receivable, net of allowance for doubtful accounts of $2,855 and $1,500 as of November 25, 2006 and November 26, 2005, respectively	15,105	15,768
Other	18,025	19,044

	145,248	143,342

Total assets	$309,937	$313,158

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$16,927	$19,421
Accrued compensation and benefits	5,561	7,094
Customer deposits	8,310	7,525
Dividends payable	2,361	2,363
Other accrued liabilities	10,401	11,714

Total current liabilities	43,560	48,117

Long-term liabilities
Post employment benefit obligations	15,263	14,857
Long-term debt	4,000	3,910
Real estate notes payable	19,522	15,144
Distributions in excess of affiliate earnings	11,726	11,833

	50,511	45,744

Commitments and Contingencies

Stockholders’ equity
Common stock, par value $5 a share, 50,000,000 shares authorized, issued and outstanding - 11,803,656 in 2006 and 11,804,458 in 2005	59,018	59,022
Retained earnings	151,535	155,555
Additional paid-in-capital	1,993	2,068
Accumulated other comprehensive income	3,320	2,652

Total stockholders’ equity	215,866	219,297

Total liabilities and stockholders’ equity	$309,937	$313,158

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Consolidated Statements of Income

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 25, 2006, November 26, 2005 (Restated), and November 27, 2004

(In thousands, except share and per share data)

	2006	As restated 2005	2004
Net sales	$328,214	$335,207	$315,654
Cost of sales	225,319	236,843	234,612

Gross profit	102,895	98,364	81,042

Selling, general and administrative expenses	103,551	91,270	77,145
Income from Continued Dumping & Subsidy Offset Act	(1,549)	—	—
Gain on sale of property	—	—	(3,890)
Impairment and restructuring charges	1,359	1,960	4,060

Income (loss) from operations	(466)	5,134	3,727

Income from investments	7,318	6,743	7,080
Income from unconsolidated affiliated companies, net	4,464	6,045	5,566
Interest expense	(3,864)	(3,242)	(2,783)
Other expense, net	(997)	(1,485)	(2,740)

Income before income tax provision	6,455	13,195	10,850

Income tax provision	(1,026)	(3,381)	(2,641)

Net income	$5,429	$9,814	$8,209

Net income per share
Basic earnings per share:	$0.46	$0.83	$0.70

Diluted earnings per share:	$0.46	$0.82	$0.69

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 25, 2006, November 26, 2005 (Restated), and November 27, 2004 (Restated)

(In thousands, except share and per share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Shares	Amount
Balance, November 29, 2003 as previously reported	11,599,936	$58,000	$—	$159,487	$2,531	$220,018
Restatement adjustment (see Note 2)	—	—	—	(3,167)	—	(3,167)

Balance, November 30, 2003 as restated	11,599,936	58,000	—	156,320	2,531	216,851

Net income	—	—	—	8,209	—	8,209
Net change in unrealized holding gains	—	—	—	—	287	287

Comprehensive income						8,496
Dividends ($.80 per share)	—	—	—	(9,355)	—	(9,355)
Issuance of common stock	180,831	904	1,683	—	—	2,587
Purchase and retirement of common stock	(44,800)	(224)	(548)	—	—	(772)
Tax benefit from exercise of options	—	—	238	—	—	238

Balance, November 27, 2004 as restated	11,735,967	58,680	1,373	155,174	2,818	218,045

Net income (as restated)	—	—	—	9,814	—	9,814
Net change in unrealized holding gains	—	—	—	—	(166)	(166)

Comprehensive income						9,648
Dividends ($.80 per share)	—	—	—	(9,433)	—	(9,433)
Issuance of common stock	75,584	377	761	—	—	1,138
Purchase and retirement of common stock	(7,093)	(35)	(89)	—	—	(124)
Tax benefit from exercise of options	—	—	49	—	—	49
Unamortized stock compensation	—	—	(26)	—	—	(26)

Balance, November 26, 2005 as restated	11,804,458	59,022	2,068	155,555	2,652	219,297

Net income	—	—	—	5,429	—	5,429
Excess of additional pension liability over unamortized transition obligation	—	—	—	—	(205)	(205)
Net change in unrealized holding gains	—	—	—	—	873	873

Comprehensive income						6,097
Dividends ($.80 per share)	—	—	—	(9,449)	—	(9,449)
Issuance of common stock	55,637	278	693	—	—	971
Purchase and retirement of common stock	(56,439)	(282)	(702)	—	—	(984)
Unamortized stock compensation	—	—	(66)	—	—	(66)

Balance, November 25, 2006	11,803,656	$59,018	$1,993	$151,535	$3,320	$215,866

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 25, 2006, November 26, 2005 (Restated), and November 27, 2004 (Restated)

(In thousands)

	2006	As restated 2005	As restated 2004

Operating Activities
Net income	$5,429	$9,814	$8,209
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,253	9,674	10,151
Equity in undistributed income of investments and unconsolidated affiliated companies	(9,594)	(11,011)	(10,708)
Provision for write-down of impaired assets	1,359	920	2,353
Provision for losses on trade accounts receivable	3,364	2,603	1,430
Net gain from sales of investment securities	(1,096)	(1,379)	(1,188)
Net gain from sales of property and equipment	—	—	(3,890)
Deferred income taxes	(1,437)	60	1,876
Changes in post employment benefit obligations, net	(406)	(215)	(401)
Cash received on licensee notes for operating activities	53	23	208
Changes in operating assets and liabilities, exclusive of assets and liabilities impacted by business combinations and the sale of Weiman:
Accounts receivable	(7,417)	(7,666)	(2,707)
Inventories	2,503	4,625	(10,831)
Other current assets	(1,477)	587	(1,491)
Accounts payable and accrued liabilities	(5,659)	3,232	1,682

Net Cash Provided By (Used In) Operating Activities	(5,125)	11,267	(5,307)

Investing Activities
Purchases of property and equipment	(3,344)	(4,804)	(7,866)
Purchases of retail real estate	(3,594)	(6,286)	(3,177)
Proceeds from sales of property and equipment	1,736	1,644	8,362
Proceeds from sale of Weiman	1,300	—	—
Proceeds from sales of investments	20,593	17,454	24,019
Purchases of investments	(14,748)	(14,339)	(24,979)
Dividends from an affiliate	6,559	5,623	5,623
Net cash received on licensee notes	411	828	622
Acquisition of retail licensee stores, net of cash acquired	(430)	67	—
Other, net	833	761	(715)

Net Cash Provided By Investing Activities	9,316	948	1,889

Financing Activities
Borrowings under revolving credit arrangement	1,000	3,000	—
Repayments of long-term debt	(910)	(3,145)	—
Borrowings (repayments) under real estate notes payable	4,378	(460)	(201)
Issuance of common stock	745	1,065	2,587
Repurchases of common stock	(1,013)	(155)	(772)
Cash dividends	(9,449)	(9,433)	(9,355)

Net Cash Used In Financing Activities	(5,249)	(9,128)	(7,741)

Change In Cash And Cash Equivalents	(1,058)	3,087	(11,159)
Cash And Cash Equivalents - beginning of year	7,109	4,022	15,181

Cash And Cash Equivalents - end of year	$6,051	$7,109	$4,022

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Bassett Furniture Industries, Incorporated and Subsidiaries

(In thousands, except share and per share data)

1. Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, “the Company”) based in Bassett, Va., is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s products, designed to provide quality, style and value, are sold through Bassett Furniture Direct® stores, Bassett Design Centers, and other furniture stores. Bassett’s full range of furniture products and accessories are sold through an exclusive network of 134 retail stores known as Bassett Furniture Direct (“BFD”), of which 100 are independently owned (“licensee operated”), 27 are controlled and consolidated by the Company (“Company-owned retail stores”) and 7 are operated by joint ventures (“partnership licensees”), as well as over 800 furniture and department stores located throughout the United States. The Company has three domestic manufacturing facilities and one fiberboard supply plant.

2. Restatements of Previously Reported Results

During 2006, the Staff of the Securities and Exchange Commission commenced a review of our 2005 Annual Report on Form 10-K. The Staff recommended changes to our accounting treatment associated with our acquisitions of three retail licensee operations in fiscal 2005 and our classification of certain notes receivable activity in the statement of cash flows. Upon further review, we concurred with the accounting treatment recommended by the Staff.

In connection with our acquisitions of the three retail licensee operations in 2005, we initially recognized pre-tax charges of $4,204 to (1) eliminate the gross profit on inventories previously sold to the licensees by Bassett and subsequently acquired in the acquisitions and (2) reduce goodwill associated with the acquisitions to a value we believed was appropriate. Upon further review, we have determined that these charges should not have been recognized in 2005. Accordingly, the inventories should have been stated at their estimated selling prices less cost of disposal as provided in the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 141, “Business Combinations” and the full amount of the goodwill should have been recorded on the balance sheet and allocated among the Company’s respective reporting units. These changes resulted in increases to pre-tax income in the second and third quarters of 2005 and corresponding increases in previously reported goodwill and inventory amounts. The third quarter of 2005 and all quarters subsequent to the three acquisitions include increases to cost of sales and lower pre-tax income amounts to reflect the additional costs of certain of the acquired inventories that were subsequently sold. These retail inventories consist of a mix of floor samples, store accessories, inventory committed for delivery and other inventories held for resale.

This purchase accounting restatement had the following effects as of the date of the respective acquisitions:

Increase (Decrease)
Asset impairment charges	$(4,204)
Income tax expense	1,681
Deferred tax assets	(1,681)
Goodwill	1,837
Inventories (reverse previous write down to Bassett cost)	2,074
Inventories (write-up to fair value)	487
Deferred tax assets (associated with write-up to inventories)	(194)

This purchase accounting restatement resulted in a decrease to net income for fiscal 2006 of $558 and an increase to net income for fiscal 2005 of $2,251. Please refer to Note 20 for the effects on the quarterly periods for 2006 and 2005.

As stated above, we also reduced our cash flows from operations by reclassifying net cash inflows of $828 and $622 from cash flows from operating activities to cash flows from investing activities for fiscal 2005 and 2004, respectively, related to certain notes receivable due from retail licensees. The effect of this restatement has also been reflected in footnote disclosures regarding goodwill (Notes 3 and 8), earnings per share (Notes 3 and 18), inventories (Note 4), income taxes (Note 10), segment information (Note 19) and quarterly information (Note 20).

During our 2006 year end closing process, we also determined that previous actuarial assumptions and calculations associated with the death benefit, mortality and discount rates used in our actuarial valuation for our unfunded Supplemental Retirement Income Plan (“the Supplemental Plan”) were not correct. As specified by Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” we have treated the

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

effects of correcting the errors as a prior period adjustment as of November 30, 2003, the first day of the fiscal year ended November 27, 2004, and accordingly have restated our consolidated balance sheet. The cumulative effect of the restatement adjustments increased post employment benefit obligations by $5,278, increased deferred tax assets by $2,111 and decreased retained earnings by $3,167 as of the end of fiscal 2003 and 2004. The cumulative effect of the restatement adjustments as of November 26, 2005, were as follows:

Increase (Decrease)
Post employment benefit obligations	$5,649
Other accrued liabilities	(231)
Deferred tax assets	2,111
Retained earnings	(3,167)
Other long-term assets	140

As the effects of this adjustment on the net plan expense were not material for the years presented, we have not restated the consolidated statements of income. The effects of these restatements have also been reflected in the income tax note (Note 10). Please refer to Note 12 to the Consolidated Financial Statements for more information on the Supplemental Plan.

The following consolidated balance sheet, statement of income, statement of stockholders’ equity and statements of cash flows reconcile the previously reported and restated financial information.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

2005 Consolidated Balance Sheet (Restated)

	As of November 26, 2005
	As previously reported	Restatement Adjustments		Restated
Assets

Current assets
Cash and cash equivalents	$7,109			$7,109
Accounts receivable	37,069			37,069
Inventories	48,887	$2,108	(a)	50,995
Deferred income taxes	5,188			5,188
Assets held for sale	1,185			1,185
Other current assets	3,626			3,626

Total current assets	103,064	2,108		105,172

Property and equipment, net	64,644			64,644

Investments	76,890			76,890
Retail real estate	31,640			31,640
Notes receivable	15,768			15,768
Other, net	16,650	2,394	(b)	19,044

	140,948	2,394		143,342

Total assets	$308,656	$4,502		$313,158

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$19,421			$19,421
Accrued compensation and benefits	7,094			7,094
Customer deposits	7,525			7,525
Dividends payable	2,363			2,363
Other accrued liabilities	11,945	$(231	)(c)	11,714

Total current liabilities	48,348	(231)		48,117

Long-term liabilities
Post employment benefit obligations	9,208	5,649	(d)	14,857
Long-term debt	3,910			3,910
Real estate notes payable	15,144			15,144
Distributions in excess of affiliate earnings	11,833			11,833

	40,095	5,649		45,744

Commitments and Contingencies

Stockholders’ equity
Common stock	59,022			59,022
Retained earnings	156,471	(916	)(e)	155,555
Additional paid-in-capital	2,068			2,068
Accumulated other comprehensive income - unrealized holding gains, net of income tax	2,652			2,652

Total stockholders’ equity	220,213	(916)		219,297

Total liabilities and stockholders’ equity	$308,656	$4,502		$313,158

(a)	Represents the remaining inventory write up at November 26, 2005, that will flow through the income statement in subsequent periods.
(b)	Represents a net increase of $143 associated with the purchase accounting restatement (consisting of a $1,837 goodwill increase and a $1,694 net decrease in deferred tax assets) and a $2,111 increase in deferred tax assets and the recording of a $140 pension asset associated with the restatement of the unfunded liability for the Supplemental Retirement Income Plan.
(c)	Relates to the restatement of the unfunded liability for the Supplemental Retirement Income Plan.
(d)	Represents the increase to the post employment benefit obligation associated with the restatement of the unfunded liability for the Supplemental Retirement Income Plan. (See Note 12)
(e)	Includes a $2,251 increase associated with the purchase accounting restatement and a $3,167 decrease associated with the post employment benefit obligation restatement.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

2005 Consolidated Statement of Income (Restated)

	For the year ended November 26, 2005
	As previously reported	Restatement Adjustments		Restated
Net sales	$335,207			$335,207
Cost of sales	236,390	$453	(a)	236,843

Gross profit	98,817	(453)		98,364

Selling, general and administrative expenses	91,270			91,270
Impairment and restructuring charges	6,164	(4,204	)(b)	1,960

Income from operations	1,383	3,751		5,134

Income from investments, net	6,743			6,743
Income from unconsolidated affiliated companies, net	6,045			6,045
Interest expense	(3,242)			(3,242)
Other expense, net	(1,485)			(1,485)

Income before income tax provision	9,444	3,751		13,195
Income tax provision	(1,881)	(1,500	)(c)	(3,381)

Net income	$7,563	$2,251		$9,814

Net income per share
Basic earnings per share:	$0.64	$0.19		$0.83

Diluted earnings per share:	$0.63	$0.19		$0.82

(a)	Represents the increase to cost of sales as the restated inventory is sold.
(b)	Represents the reversal of the previously recorded acquisition-related charges.
(c)	Represents the tax effect at an effective tax rate of 40%.

2005 Consolidated Statement of Stockholders Equity (Restated)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Shares	Amount
Balance, November 26, 2005, as previously reported	11,804,458	$59,022	$2,068	$156,471	$2,652	$220,213

Restatement adjustments associated with purchase accounting				2,251		2,251
Restatement adjustments associated with the Supplemental Retirement Income Plan	—	—	—	(3,167)	—	(3,167)

Balance, November 26, 2005 as restated	11,804,458	$59,022	$2,068	$155,555	$2,652	$219,297

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

2005 Consolidated Statement of Cash Flows (Restated)

	For the year ended November 26, 2005
	As previously reported	Restatement Adjustments		Restated
Operating Activities
Net income	$7,563	$2,251		$9,814
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,674			9,674
Equity in undistributed income of investments and unconsolidated affiliated companies	(11,011)			(11,011)
Provision for write-down of impaired assets	5,124	(4,204	)(a)	920
Provision for losses on trade accounts receivable	2,603			2,603
Net gain from sales of investment securities	(1,379)			(1,379)
Deferred income taxes	(1,440)	1,500	(b)	60
Changes in post employment benefit obligations	(215)			(215)
Cash received from licensee notes for operating activities	—	23	(c)	23
Changes in operating assets and liabilities, exclusive of assets and liabilities impacted by business combinations:
Accounts receivable	(7,666)			(7,666)
Inventories	4,172	453	(d)	4,625
Other current assets	587			587
Notes receivable, net	851	(851	)(c)	—
Accounts payable and accrued liabilities	3,232			3,232

Net Cash Provided By (Used In) Operating Activities	12,095	(828)		11,267

Investing Activities
Purchases of property and equipment	(4,804)			(4,804)
Purchases of retail real estate	(6,286)			(6,286)
Proceeds from sales of property and equipment	1,644			1,644
Proceeds from sales of investments	17,454			17,454
Purchases of investments	(14,339)			(14,339)
Dividends from an affiliate	5,623			5,623
Net cash received on licensee notes	—	828	(c)	828
Acquisition of retail licensee stores, net of cash acquired	67			67
Other, net	761			761

Net Cash Provided By Investing Activities	120	828		948

Financing Activities
Borrowings under revolving credit arrangement, net	3,000			3,000
Repayments of long-term debt	(3,145)			(3,145)
Repayments of real estate notes payable	(460)			(460)
Issuance of common stock, net	1,065			1,065
Repurchases of common stock	(155)			(155)
Cash dividends	(9,433)			(9,433)

Net Cash Used In Financing Activities	(9,128)	—		(9,128)

Change In Cash And Cash Equivalents	3,087	—		3,087
Cash And Cash Equivalents - beginning of year	4,022			4,022

Cash And Cash Equivalents - end of year	$7,109	$—		$7,109

(a)	Represents the reversal of the previously recorded non-cash impairment charges.
(b)	Includes the reversal of the deferred tax benefit recorded on the $4,204 impairment charge partially offset by the deferred tax benefit recorded on the flow through of the inventory write up.
(c)	Represents the restatement of net cash inflows associated with licensee notes receivable to investing activities.
(d)	Represents the decrease in inventory balances due to the flow through of the inventory write up.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

2004 Consolidated Statement of Cash Flows (Restated)

	For the year ended November 27, 2004
	As previously reported	Restatement Adjustments		Restated
Operating Activities
Net income	$8,209			$8,209
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,151			10,151
Equity in undistributed income of investments and unconsolidated affiliated companies	(10,708)			(10,708)
Provision for write-down of impaired assets	2,353			2,353
Provision for losses on trade accounts receivable	1,430			1,430
Net gain from sales of investment securities	(1,188)			(1,188)
Net gain from sales of property and equipment	(3,890)			(3,890)
Deferred income taxes	1,876			1,876
Changes in post employment benefit obligations	(401)			(401)
Cash received from licensee notes for operating activities	—	$208	(a)	208
Changes in operating assets and liabilities, exclusive of assets and liabilities impacted by business combinations:
Accounts receivable	(2,707)			(2,707)
Inventories	(10,831)			(10,831)
Other current assets	(1,491)			(1,491)
Notes receivable, net	830	(830	) (a)	—
Accounts payable and accrued liabilities	1,682			1,682

Net Cash Used In Operating Activities	(4,685)	(622)		(5,307)

Investing Activities
Purchases of property and equipment	(7,866)			(7,866)
Purchases of retail real estate	(3,177)			(3,177)
Proceeds from sales of property and equipment	8,362			8,362
Proceeds from sales of investments	24,019			24,019
Purchases of investments	(24,979)			(24,979)
Dividends from an affiliate	5,623			5,623
Net cash received on licensee notes	—	622	(a)	622
Other, net	(715)			(715)

Net Cash Provided By Investing Activities	1,267	622		1,889

Financing Activities
Repayments of real estate notes payable	(201)			(201)
Issuance of common stock	2,587			2,587
Repurchases of common stock	(772)			(772)
Cash dividends	(9,355)			(9,355)

Net Cash Used In Financing Activities	(7,741)	—		(7,741)

Change In Cash And Cash Equivalents	(11,159)	—		(11,159)
Cash And Cash Equivalents - beginning of year	15,181			15,181

Cash And Cash Equivalents - end of year	$4,022	$—		$4,022

(a)	Represents the restatement of net cash inflows associated with licensee notes receivable to investing activities.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

3. Significant Accounting Policies

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

Accounts Receivable and Notes Receivable

Substantially all of our trade accounts receivable and notes receivable are due from customers located within the United States. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Allowances for doubtful accounts were $5,746 and $3,726 at November 25, 2006, and November 26, 2005, respectively. Notes receivable reserves were $2,855 and $1,500 at November 25, 2006, and November 26, 2005, respectively. Accounts and notes receivable are generally secured by liens on merchandise sold to licensees.

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable subject us to credit risk partially due to the concentration of amounts due from customers. In 2006 and 2005, no customer accounted for more than 10% of total net sales or total accounts receivable in the periods presented.

Inventories

Inventories (finished goods, work in process and raw materials) are stated at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the last-in, first-out (“LIFO”) method. The cost of imported inventories is determined on a first-in, first-out (“FIFO”) basis. Inventories accounted for under the LIFO method represented 29% and 51% of total inventory before reserves at November 25, 2006, and November 26, 2005, respectively. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

Retail Real Estate

Retail real estate is comprised of owned and leased properties utilized by licensee operated BFD stores. These properties are located in high traffic, upscale locations that are normally occupied by large successful national retailers. This real estate is stated at cost and depreciated over the useful lives of the respective assets utilizing the straight line method. Buildings and improvements are generally depreciated over a period of 10 to 39 years. Leasehold improvements are amortized based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter. As of November 25, 2006, and November 26, 2005, the cost of retail real estate included land of $6,451 and $6,451, respectively, and building and leasehold improvements of $32,267 and $28,642, respectively. As of November 25, 2006, and November 26, 2005, accumulated depreciation of retail real estate was $5,217 and $3,453, respectively. Depreciation expense was $1,764, $1,200 and $962 in 2006, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

Goodwill

As specified in Statement of Financial Accounting Standards (SFAS) No. 141, “Accounting for Business Combinations”, goodwill represents the excess of the purchase price over the value assigned to tangible assets and liabilities and identifiable intangible assets of businesses acquired. SFAS No. 142, “Goodwill and Intangible Assets”, requires that goodwill be reviewed for impairment annually or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Our policy is to perform the annual impairment analysis as of the beginning of our fiscal fourth quarter. SFAS No. 142 also requires that the assets and liabilities acquired and the resulting goodwill be allocated to the entity’s respective reporting units. We have identified three reporting units for our business; Wholesale, Retail and Real Estate/Investments.

Impairment of Long Lived Assets

We periodically evaluate whether events or circumstances have occurred that indicate long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on discounted cash flows or appraised values depending on the nature of the assets. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test.

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

Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer. We offer terms varying from 30 to 60 days for wholesale customers. Estimates for returns and allowances for advertising and promotional arrangements have been recorded as a reduction to revenue. The contracts with our licensee store owners do not provide for any royalty or license fee to be paid to us.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.

Significant judgment is required in evaluating the Company’s federal, state and foreign tax positions and in the determination of its tax provision. Despite management’s belief that the Company’s tax return positions are fully supportable, the Company may establish and has established reserves when it believes that certain tax positions are likely to be challenged and it may not fully prevail in overcoming

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

these challenges. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, its tax advisors, or resolution of issues in the courts. The Company’s tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest.

Earnings per Share

Basic earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share also considers the dilutive effect for stock options and restricted stock.

Shipping and Handling Costs

Costs incurred to deliver retail merchandise to customers are expensed and recorded in selling, general and administrative expense and totaled $2,775 for 2006, $2,385 for 2005 and $1,437 for 2004. Shipping and handling costs associated with wholesale sales to independent licensees and other customers are borne by the purchaser.

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred. Advertising costs, totaled $11,194, $9,278 and $9,881 and are included in selling, general and administrative expenses in 2006, 2005 and 2004, respectively.

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

We analyzed our partnership licensee and our independent licensees under the requirements of FIN 46R. All of these licensees operate as Bassett Furniture Direct stores and are furniture retailers. We sell furniture to these licensees, and in some cases have extended credit beyond normal terms, made lease guarantees, guaranteed loans, or loaned directly to the licensees. Consistent with our critical accounting policies, we have recorded reserves for potential exposures related to these licensees. See Note 17 for disclosure of leases, lease guarantees and loan guarantees. Based on financial projections and best available information, substantially all licensees have sufficient equity to carry out their principal operating activities without additional subordinated financial support. We completed our assessment for potential VIEs, and concluded that these entities were not required to be consolidated by us. Since adoption of FIN 46R, we have and will continue to reassess the status of potential VIEs including when facts and circumstances surrounding each potential VIE change.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides a comprehensive model for the recognition, measurement, presentation and disclosure in a company’s financial statements of uncertain tax positions taken, or expected to be taken, on a tax return. If an income tax position exceeds a more likely than not (i.e., greater than 50%) probability of success upon tax audit, we recognize an income tax benefit in our financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with the respective jurisdictional tax laws. This interpretation is effective for fiscal years beginning after December 15, 2006, our fiscal year ending November 30, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (our fiscal 2008), with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No.158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This part of the statement is effective for years ending after December 15, 2006, our fiscal 2007. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This part of the statement is effective for years ending after December 15, 2008, our fiscal 2009. We have not yet determined the impact that the implementation of SFAS No. 158 will have on our results of operations or financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for fiscal years ending on or after November 15, 2006, and had no impact on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective for annual periods ending after December 15, 2006, our fiscal 2007. Our adoption of ETIF 06-03 is not expected to have a material effect on our consolidated financial position or results of operations

Use of Estimates

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

Reclassifications

For comparative purposes, certain amounts in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 presentation.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

4. Inventories

Inventories consist of the following:

	November 25, 2006	As restated November 26, 2005
Finished goods	$34,159	$35,773
Work in process	987	1,779
Raw materials and supplies	10,111	12,113
Retail merchandise	14,472	15,695

Total inventories on first-in, first-out cost method	59,729	65,360
LIFO adjustment	(10,849)	(14,365)

	$48,880	$50,995

During 2006 and 2005, we liquidated certain LIFO inventories, which decreased cost of sales by approximately $3,516 and $2,573, respectively.

5. Property and Equipment

	November 25, 2006	November 26, 2005
Land	$9,195	$9,229
Buildings and leasehold improvements	58,568	60,198
Machinery and equipment	101,337	113,177

	169,100	182,604
Less accumulated depreciation	(110,175)	(117,960)

	$58,925	$64,644

Depreciation expense for property and equipment was $7,142, $8,268 and $9,069 in 2006, 2005 and 2004, respectively. Net book value of property and equipment utilized by Company-owned stores for 2006 and 2005, was $25,243 and $26,285, respectively.

During 2004, we received the proceeds from the sale of our California Upholstery facility and recognized a gain of $3,890.

6. Investments

Our investments consist of a 99.8% interest in the Alternative Asset Fund and a portfolio of marketable securities.

	November 25, 2006	November 26, 2005
Alternative Asset Fund	$52,755	$51,593
Marketable Securities	25,862	25,297

	$78,617	$76,890

The Alternative Asset Fund commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (General Partner) of the Alternative Asset Fund. Bassett and the General Partner are the only two partners. The objective of the Alternative Asset Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi- strategy and other market—neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In general, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in the Alternative Asset Fund, which totaled $52,755 at November 25, 2006, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

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

	November 25, 2006	November 26, 2005
Styx Partners, L.P.	$22,698	$21,299
HBK Fund, L.P.	13,094	11,543
Contrarian Capital Trade Claims, L.P.	5,640	8,604
Drawbridge Special Opportunities Fund, L.P.	6,099	5,350
DB Zwim Special Opportunities Fund, L.P.	5,031	4,323
Cash and Other	193	474

	$52,755	$51,593

Our earnings from the Alternative Asset Fund were $5,162, $5,000 and $5,142 for 2006, 2005 and 2004, respectively. We received distributions of $4,000 and $3,800 from the sales of investments in the Alternative Asset Fund in 2006 and 2004, respectively. In 2005, we received no cash distributions.

Cost and unrealized holding gains of marketable securities are as follows:

	November 25, 2006	November 26, 2005
Fixed income securities	$3,666	$5,658
Equity securities	16,738	15,495

Total cost	20,404	21,153
Unrealized holding gains	5,458	4,144

Fair value	$25,862	$25,297

Investments in marketable securities are held as “available for sale”. The realized earnings from our marketable securities portfolio was $2,121 and $1,743 for 2006 and 2005, respectively. The change in unrealized holding gains of $1,314, $(259) and $449 is recorded in accumulated other comprehensive income, net of taxes of $(441) for 2006, $93 for 2005 and ($162) for 2004.

7. Income from the Continued Dumping and Subsidy Offset Act

In 2000, the United States Congress passed the Continued Dumping and Subsidy Offset Act (CDSOA). This Act requires that the revenues from antidumping and countervailing duties on a given import be distributed on an annual basis to the domestic producers that were either petitioners or interested parties supporting the petition in the case that resulted in the duties being levied on that import. Originally targeting the steel industry, this legislation has also spread to other industries including wooden bedroom furniture beginning January 5, 2005 (produced in China) for which Bassett supported and petitioned. In 2006, we recognized $1,549 of pre-tax income associated with the CDSOA. Amounts for 2005 were insignificant. Current legislation repeals the Act after September 30, 2007.

8. Goodwill

The Company had $3,463 and $4,272 of goodwill as of November 25, 2006, and November 26, 2005, respectively, recorded as part of other long-term assets in the accompanying consolidated balance sheets. We performed our annual review for impairment as of the beginning of our fourth quarter using a discounted cash flow methodology and determined the goodwill associated with our retail reporting unit was impaired and recorded a $1,359 charge. The overall retail furniture environment and, in particular, the markets in which our Company-owned stores operate, softened during 2006 considerably more than we had anticipated. In addition, our strategy to streamline and standardize operations to reduce overhead and other costs has taken more time than we expected to implement. High gasoline costs, rising interest rates and decreased housing starts contributed to the difficult furniture retail environment. These factors led to increased promotional discounts on our products in an attempt to maintain sales volumes that resulted in a significant increase in

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

the operating losses for our Company-owned stores. We do believe that our operations will improve and that operating losses will be reduced in 2007 with plans to be at a break-even level by 2009. However, because of the magnitude of the losses expected in 2007 and 2008, our discounted cash flow analysis indicates that the retail goodwill is impaired. Our discounted cash flow analysis on the goodwill associated with our wholesale reporting unit indicated that the carrying value was realizable from future cash flows and that the fair value of the reporting unit was in excess of 125% of the book value. The fair value of the wholesale reporting unit would continue to be in excess of 110% of the book value even assuming a 10% decrease in the cash flow assumptions.

The carrying value of our goodwill by reporting unit and the activity for fiscal 2006 and 2005 is as follows:

	Wholesale	Retail	Real Estate/ Investments	Total
Balance as of November 27, 2004	$240	$15	$—	$255

Goodwill from acquisitions	2,851	1,116	—	3,967
Other activity	36	14	—	50

Balance as of November 26, 2005 as restated	$3,127	$1,145	$—	$4,272

Goodwill from acquisitions	278	109		387
Other activity	58	105	—	163
Fourth quarter impairment charge	—	(1,359)	—	(1,359)

Balance as of November 25, 2006	$3,463	$—	$—	$3,463

9. Unconsolidated Affiliated Companies

International Home Furnishings Center:

The International Home Furnishings Center (“IHFC”) owns and leases showroom space in High Point, North Carolina. Our ownership interest is 46.9% and is accounted for using the equity method. Our investment reflects a credit balance due to our cumulative receipt of dividends exceeding our cumulative portion of IHFC’s earnings. The credit balance was $11,726 and $11,833 at November 25, 2006, and November 26, 2005, respectively, and is reflected in the liabilities section in the accompanying consolidated balance sheets as distributions in excess of affiliate earnings. This negative book value resulted from IHFC’s refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners. Our share of earnings and dividends from this investment were as follows:

	Earnings Recognized	Dividends Received
Fiscal 2006	$6,666	$6,560
Fiscal 2005	6,367	5,623
Fiscal 2004	6,116	5,623

Summarized financial information for IHFC is as follows:

	2006	2005	2004
Current assets	$19,871	$25,015	$32,600
Non-current assets	46,310	46,229	47,279
Current liabilities	19,494	17,756	18,936
Long-term liabilities	107,996	115,025	124,370
Revenues	46,764	46,411	44,965
Net income	14,229	13,591	13,053

The complete financial statements of IHFC are included in our annual report on Form 10-K. Based on current and expected future earnings of IHFC, we believe that the market value of this investment is positive and substantially greater than its book value of negative $11,726 at November 25, 2006.

We also lease 61,789 square feet of showroom space from IHFC, 2.0% of the total space available for lease, at what we believe to be competitive market rates.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

Partnership licensees:

As part of our retail expansion strategy, we have made equity investments in two licensee operators of our BFD store program. In 2002, we purchased a 30% ownership interest in BFD Northeast, LLC (“BFDNE”) for $600. BFDNE is developing BFD retail stores in New England. As of November 25, 2006, BFDNE operates seven BFD stores. Sales to BFDNE were $9,062, $11,440 and $11,581 for 2006, 2005 and 2004, respectively, and we had notes and accounts receivable, net of reserves, of $3,586 and $2,037 due from BFDNE at November 25, 2006, and November 26, 2005, respectively. Our share of income (losses) amounted to $(1,954), $(166) and ($178) for 2006, 2005 and 2004, respectively.

In 2004, we had a 30% ownership interest in BFD Atlanta, LLC (“BFD-Atlanta”). Sales to BFD-Atlanta were $3,438, and $4,307 for 2005 and 2004, respectively. Our share of (losses) were $(656) and ($895) in 2005 and 2004, respectively. During 2005, we purchased an additional 36% interest in BFD-Atlanta and began consolidating BFD-Atlanta’s operating results and financial position into ours. See Note 14 for a further discussion of our purchase of a controlling interest in BFD-Atlanta.

Other affiliates:

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which hauls freight for many of our customers. Our investment balance was $5,264 at November 25, 2006, and $5,512 at November 26, 2005, and is recorded in other long-term assets. Company-owned retail stores paid Zenith approximately $3,700, $2,589 and $1,749, for freight expense in 2006, 2005 and 2004, respectively. Our share of income (loss) from the investment in Zenith was $(248), $500 and $523 for 2006, 2005 and 2004, respectively.

Summarized combined financial information for 2006 includes Zenith and BFDNE. Summarized combined financial information for 2005 includes Zenith, BFDNE and BFD-Atlanta through the date of our acquisition of a controlling interest in BFD-Atlanta. Summarized combined financial information for 2004 includes Zenith, BFDNE and BFD-Atlanta.

	2006	2005	2004
Current assets	$7,991	$8,242	$10,046
Non-current assets	9,556	9,508	9,633
Current liabilities	11,774	8,666	9,419
Long-term liabilities	2,815	2,679	5,568
Revenues	37,088	44,474	42,130
Net loss	(3,809)	(546)	(1,001)

10. Income Taxes

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	November 25, 2006	As restated November 26, 2005	November 27, 2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Dividends received exclusion	(33.2)	(14.2)	(16.7)
Goodwill impairment	7.4	—	—
Change in income tax valuation allowance	6.3	3.8	4.6
Change in income tax reserves	1.1	(2.8)	1.9
State income tax, net of federal benefit	1.4	4.4	3.4
Other	(2.1)	(0.5)	(3.9)

Effective income tax rate	15.9%	25.7%	24.3%

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

The components of the income tax provision (benefit) are as follows:

	November 25, 2006	As restated November 26, 2005	November 27, 2004
Current:
Federal	$1,608	$2,739	$206
State	855	582	560
Deferred:
Federal	(1,411)	(137)	1,579
State	(26)	197	296

Total	$1,026	$3,381	$2,641

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 25, 2006	As restated November 26, 2005
Deferred income tax assets:
Trade accounts receivable	$3,344	$1,531
Inventories	1,466	1,618
Property and equipment writedowns	480	454
Retirement benefits	5,651	5,702
State net operating loss carryforwards	1,499	1,160
Distributions from affiliates in excess of income	10,155	9,726
Alternative minimum tax credit carryforward (no expiration)	—	782
Other	1,671	2,031

Gross deferred income tax assets	24,266	23,004
State net operating loss carryforward valuation allowance	(1,406)	(1,000)

Total deferred income tax assets	22,860	22,004

Deferred income tax liabilities:
Property and equipment	3,159	4,701
Undistributed affiliate income	5,535	4,665
Prepaid expenses and other	155	201
Unrealized holding gains	1,965	1,616

Total gross deferred income tax liabilities	10,814	11,183

Net deferred income tax assets	$12,046	$10,821

The valuation allowance for deferred tax assets increased $406 in 2006 primarily due to a $607 increase related to losses in certain states generated in the current year for which we believe that it is more likely than not that these tax benefits would not be realized prior to expiration, partially offset by a $201 decrease related to the utilization of certain state tax loss carryforwards. We have state net operating loss carryforwards for tax purposes available to offset future taxable state income of $38,886, which expire in varying amounts between 2007 and 2025. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. When realization of any of these previously-reserved carryforwards is more likely than not to occur, the benefit would be recognized as a reduction to income tax expense in that period. We consider our historical and anticipated future pre-tax earnings and any current tax planning strategies when assessing the ultimate realization of the carryforwards.

We have $1,040 and $971 in income tax reserves as of November 25, 2006, and November 26, 2005, respectively. Despite our belief that our tax return positions are fully supportable, reserves are established in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, where we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges. We may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. Our tax expense includes the impact of reserve

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

positions and changes to reserves that we consider appropriate, as well as related interest. In fiscal 2006, our tax expense was increased $439 related to certain state tax matters and interest on certain timing differences and was decreased $370 related to the resolution of certain partnership accounting issues resulting in a net increase to the tax reserves of $69. In fiscal 2005, our tax expense was increased $163 related to interest on certain timing differences and was decreased $528 primarily related to the resolution of certain partnership accounting issues, state tax matters and permanent deductions resulting in net decrease to the tax reserves of $365. In fiscal 2004, our tax expense was increased $281 related to the uncertainty of certain permanent deductions and interest on certain timing differences and was decreased $74 for the resolution of certain state tax matters. Our reserve also decreased by $1,289 as a result of a settlement payment. We also cannot predict when or if any other future tax payments related to these tax positions may occur. Therefore, all of the reserves for these positions are classified as current liabilities in our balance sheet.

Income taxes paid, net of refunds received, during 2006, 2005 and 2004 were $3,579, $1,570 and $1,700, respectively.

11. Real Estate Notes Payable and Other Long-Term Debt

Certain of our retail real estate properties have been financed through commercial mortgages which are payable over periods of four to twenty years and have interest rates ranging from 6.73% to 9.18%. These mortgages are collateralized by the respective properties with net book values totaling approximately $26,000 at November 25, 2006. The current portion of these mortgages, $622 and $460 as of November 25, 2006, and November 26, 2005, respectively, has been included as a current liability in other accrued liabilities in the accompanying consolidated balance sheets. The long-term portion, $19,522 and $15,144 as of November 25, 2006, and November 26, 2005, respectively, is presented as real estate notes payable in the consolidated balance sheets. The fair value of our real estate notes payable is $21,026. Our weighted average interest rate is 7.94%. Interest paid during 2006 and 2005 was $1,293 and $1,384, respectively.

Maturities of real estate notes payable are as follows:

2007	$622
2008	672
2009	729
2010	8,379
2011	5,447
Thereafter	4,295

$20,144

We amended our existing revolving credit facility in November 2005 by extending the agreement by one year and amending certain covenants. The credit facility provides for borrowings of up to $40,000 at a variable interest rate of LIBOR plus 1.5% (6.82% on November 25, 2006). The facility is secured by substantially all of our receivables and inventories. Borrowings under the facility, which matures November 30, 2007, totaled $4,000 and $3,000 at November 25, 2006, and November 26, 2005, respectively. After coverage for letters of credit, we had $21,817 available for borrowing under the facility at November 25, 2006. The average interest rate was 6.46% for the year ended November 25, 2006.

This facility contains, among other provisions, certain defined financial requirements including a maximum ratio of debt to equity and a minimum level of tangible net worth. At November 25, 2006, we were not in compliance with our minimum tangible net worth covenant. We received a waiver of this requirement through fiscal 2007. We were in compliance with all other covenants as of November 25, 2006.

Interest paid during 2006, 2005 and 2004 was $873, $619 and $436, respectively.

12. Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers two current and certain former employees. Upon retirement, the Supplemental Plan provides for lifetime monthly payments in an amount equal to 65% of the participant’s final average compensation as defined in the Supplemental Plan, which amount is reduced by certain social security benefits to be received and other benefits provided by us. The Supplemental Plan also provides a death benefit that is divided into (a) prior to retirement death, which pays the beneficiary 50% of final average annual compensation for a period of 120 months, and (b) post-retirement death, which pays the beneficiary 200% of final average compensation in a single payment. We own life insurance

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

policies with a current net death benefit totaling approximately $6,400 on these employees and expect to substantially fund death benefits with the proceeds from the policies. Funding for the remaining cash flows are expected to be provided through operations. There are no benefits payable as a result of a termination of employment for any reason other than death or retirement, other than a change of control provision which provides for the immediate vesting and payment of the retirement benefit under the Supplemental Plan in the event of an employment termination resulting from a change of control.

Summarized information for the plan measured as of the beginning of the respective year is as follows:

		2006	As Restated 2005
Change in Benefit Obligation:
Projected benefit obligation at beginning of year		$12,036	$12,043
Service cost		89	88
Interest cost		631	661
Actuarial losses		1,101	258
Benefits paid		(1,038)	(1,014)

Projected benefit obligation at end of year		$12,819	$12,036

Unrecognized transition obligation		(511)	(553)
Unrecognized actuarial loss		(1,432)	(331)
Additional minimum liability recorded as intangible asset		511	142
Additional minimum liability recorded in accumulated other comprehensive income		343	—

Net amount recorded in post employment benefit obligations (accumulated benefit obligation)		$11,730	$11,294

	2006	2005	2004
Components of Net Periodic Pension Cost:
Service cost	$89	$88	$80
Interest cost	631	661	699
Amortization of transition obligation	42	42	42
Amortization of unrecognized actuarial loss	—	—	—

Net periodic pension cost	$762	$791	$821

Assumptions used to determine net periodic pension cost:
Discount rate	5.75%	5.50%	5.50%
Increase in future compensation levels	6.00%	6.00%	6.00%

Estimated Future Benefit Payments:
Fiscal 2007	$1,168
Fiscal 2008	1,154
Fiscal 2009	1,123
Fiscal 2010	1,088
Fiscal 2011	1,050
Fiscal 2012 through 2016	4,584

We have an unfunded Deferred Compensation Plan that covers two current and certain former employees and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or benefits permitted. We recognized expense of $454, $458 and $466 in fiscal 2006, 2005 and 2004, respectively, associated with the plan. Our liability under this plan was $3,533 and $3,563 as of November 25, 2006, and November 26, 2005, respectively, and is reflected in post employment benefit obligations.

We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Prior to October 1, 2006, employee contributions to the Plan were matched by us at the rate of 115% of the first 2% through 5% of the employee’s contribution, based on years of service. Beginning October 1, 2006, employee contributions are matched at the rate of 50% of up to 8% of gross pay, regardless of years of service. The Plan incorporates provisions of Section 401(k) of the Internal Revenue Code. Employer matching contributions to the Plan for 2006, 2005 and 2004 were approximately $875, $1,059 and $1,161, respectively.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

13. Capital Stock and Stock Compensation

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

Effective for the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective approach to transition. Accordingly, prior year amounts have not been restated. Under the modified prospective approach, the provisions of SFAS No. 123R are to be applied to new awards granted after November 27, 2005, and the Company is required to recognize compensation expense for stock options granted prior to the adoption of SFAS No. 123R under the fair value method and recognize those amounts over the remaining vesting period of the stock options. The Company’s results of operations for the year ending November 25, 2006, include $151 of compensation expense related to restricted stock and stock options.

We had a Long Term Incentive Stock Option Plan that was adopted in 1993 (the “1993 Plan”) and expired in 2003. Under the 1993 Plan, we had reserved for issuance 450,000 shares of common stock. Options outstanding under the 1993 Plan expire at various dates through 2007. Under the Employee Stock Plan adopted in 1997 (the “1997 Plan”), we reserved for issuance 950,000 shares of common stock. In addition, the terms of the 1997 Plan allow for the re-issuance of any stock options which have been forfeited before being exercised. An additional 500,000 shares of common stock were authorized for issuance in 2000. Options granted under the 1997 Plan may be for such terms and exercised at such times as determined by the Organization, Compensation, and Nominating Committee of the Board of Directors. Vesting periods typically range from one to three years. We have approximately 144,000 shares available for grant under the 1997 Plan at November 25, 2006.

We had a Stock Plan for Non-Employee Directors, adopted in 1993 and amended in 2000, which expired in 2003. Under this stock option plan, we reserved for issuance 125,000 shares of common stock, including an additional 50,000 shares of common stock that were authorized for issuance in 2001. No shares were available for grant under the plan at November 25, 2006. These options are exercisable for 10 years commencing six months after the date of grant.

During 2005, we adopted a Non-Employee Directors Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan authorized incentive awards in the form of restricted stock or stock grants. All Directors of the Company who are not full-time employees of the Company are eligible to receive incentive awards under the Incentive Plan. There were 100,000 shares of common stock reserved for grant under the Incentive Plan. Shares available for grant under the Incentive Plan were 89,059 at November 25, 2006.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

Option activity under the foregoing plans is as follows:

	Number of shares	Weighted average price per share
Outstanding at November 29, 2003	1,390,252	$19.84
Granted	327,500	20.96
Exercised	(159,355)	14.27
Forfeited	(90,366)	21.97

Outstanding at November 27, 2004	1,468,031	20.43
Granted	—	—
Exercised	(62,362)	14.28
Forfeited	(79,259)	23.53

Outstanding at November 26, 2005	1,326,410	20.54
Granted	150,000	16.96
Exercised	(22,500)	15.83
Forfeited	(38,000)	23.67

Outstanding at November 25, 2006	1,415,910	20.15

Exercisable at November 25, 2006	1,262,577	$20.54
Exercisable at November 26, 2005	1,318,744	$20.57
Exercisable at November 27, 2004	1,344,700	$20.93

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options, and forfeitures are estimated on the date of grant based on certain historical data. The weighted average for key assumptions used in determining the fair value of options granted during 2006 and 2004 are as follows:

	November 25, 2006	November 27, 2004
Expected life of options in years	5	5
Risk-free interest rate	5.1%	3.0%
Expected volatility	30.0%	40.0%
Dividend yield	4.5%	4.0%

As of November 25, 2006, there were 153,333 unvested stock options and $504 of total unrecognized compensation cost related to nonvested stock options granted under the Plans (150,000 from a grant during the third quarter of 2006 and 3,333 remaining unvested from a grant in the first quarter of 2004). Substantially all of these options vest over four years with 25% vesting on each anniversary date.

For various price ranges, weighted-average characteristics of outstanding stock options at November 25, 2006, were as follows:

Range of exercise prices	Options Outstanding			Options Exercisable
	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$9.67 -$16.12	553,138	3.9	$14.85	549,805	$14.84
16.13 - 22.57	530,500	6.8	20.02	380,500	21.22
22.58 - 32.25	332,272	1.3	29.18	332,272	29.18

	1,415,910			1,262,577

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

The weighted average fair value of options granted during 2006 was $3.71. No options were granted during 2005. The aggregate intrinsic value of options outstanding and exercisable at November 25, 2006, was $1,407. The aggregate intrinsic value of options exercised during 2006 was $47.

The following pro forma information is presented as if we had adopted the fair value method for recognition purposes under SFAS No. 123R for all outstanding and unvested awards in the prior year comparable periods.

	As Restated Year Ended November 26, 2005	Year Ended November 27, 2004
Net income:
As reported	$9,814	$8,209
Less: pro forma expense, net of tax, related to stock options	(49)	(1,275)

Pro forma net income	$9,765	$6,934

Earnings per share:
As reported
Basic	$0.83	$0.70
Diluted	0.82	0.59
Pro forma
Basic	0.83	0.69
Diluted	0.82	0.58

We implemented an Employee Stock Purchase Plan (“ESPP”) in the fourth quarter of fiscal year 2000. This plan allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the plan we sold 14,213 and 13,713 shares to employees in 2006 and 2005, respectively, which resulted in an immaterial amount of compensation expense.

During the second quarter of 2006, we issued 7,800 shares of restricted stock under the 1997 Plan. These shares vest over a two year period with half vesting after one year of service and the other half vesting after two years of service. As of November 25, 2006, there was $66 of total unrecognized compensation expense related to the restricted shares which will be recognized through the first quarter of 2008.

Our Board of Directors adopted a Shareholders Rights Plan in 1998. If a person or group acquires beneficial ownership of 20% or more of the common stock outstanding, each right distributed under the plan will entitle its holder (other than such person or group) to purchase, at the right’s exercise price, a certain number of shares of our Common Stock, other securities or property.

14. Restructuring Charges

During fiscal year 2005, we closed our wood manufacturing facility in Mt. Airy, N.C., due to excess domestic capacity as we continued to experience a shift in demand from domestically produced products to imported products. Production of certain products from the Mt. Airy facility was moved to our wood facility in Bassett, Va. During fiscal year 2004, we closed our upholstery manufacturing facility in Hiddenite, N.C., due to excess capacity created by efficiency improvements realized by the Newton, N.C., facility. We also closed our wood manufacturing facility in Macon, Ga. We sold the Hiddenite property in 2005.

The following summarizes the non-cash asset write-downs and cash severance costs associated with the restructurings:

	November 26, 2005	November 27, 2004
Non-cash writedown of property and equipment to net realizable value	$920	$2,353
Severance and related employee benefit costs	1,040	1,707

	$1,960	$4,060

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

The following table summarizes changes to the accrued restructuring accounts for the fiscal years ended November 25, 2006, November 26, 2005 and November 27, 2004:

Severance and Related Benefits
Balance at November 29, 2003	$208

Restructuring accrual	1,707
Cash payments	(1,475)

Balance at November 27, 2004	440

Restructuring accrual	1,040
Cash payments	(698)

Balance at November 26, 2005	782

Restructuring accrual	—
Cash payments	(753)

Balance at November 25, 2006	$29

15. Acquisition of Retail Licensee Stores (Restated)

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

During the third quarter of 2005, we acquired 100% of the assets of our BFD licensee in upstate New York (“BFD-UNY”) and an additional 36% interest in our BFD licensee in Atlanta, Georgia (“BFD-Atlanta”) bringing our total ownership interest to 66%. BFD-UNY consists of two BFD stores in Rochester, N.Y., and one store in Buffalo, N.Y. BFD-Atlanta consisted of four BFD stores in the greater Atlanta, Ga., metropolitan area. We accounted for these transactions using the purchase method of accounting. We began consolidating BFD-UNY’s results of operations into our consolidated statements of income in August 2005. We began consolidating BFD-Atlanta’s results of operations into our consolidated statements of income in September 2005.

The aggregate purchase consideration for these three transactions was $3,550, which included $1,050 of cash and $2,500 of notes receivable converted to equity. The acquisitions included assets of $16,768 comprised of cash of $946, inventory of $8,336, notes receivable of $4,100, fixed assets of $2,415 and other assets of $971. The Company assumed liabilities of $22,481 comprised of various accounts and notes payable to the Company of $13,555, other accounts payable of $6,512 and long-term debt of $2,414.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

The following table summarizes the estimated fair market values of the assets acquired and liabilities assumed at the respective dates of acquisition which were consolidated into our financial position:

As restated
Fair value of assets acquired	$16,768
Fair value of liabilities assumed	22,481

Net liabilities assumed	5,713

Purchase consideration	3,550

Goodwill and other intangibles before adjustments	9,263

Less identifiable intangible assets	(710)
Reversal of specific reserves associated with these licensees	(4,586)

Goodwill	$3,967

Prior to the acquisitions, we had $8,968 of accounts and notes receivable from the licensees net of bad debt reserves of $4,586. At the time of the acquisition, those reserves were used to reduce the amount of goodwill associated with the acquisitions. In addition, because of the negative book value of the acquired licensees, the resulting asset associated with minority interest for the Dallas and Atlanta licensees was recorded as an increase to goodwill. The identifiable intangible assets primarily consists of the value of the licensees’ customer bases and will be amortized over five years.

The acquisitions discussed above are central to our overall retail strategies and the purchase consideration paid for these transactions was based on both maintaining distribution for our wholesale business and generating a reasonable store level retail return from these operations. Therefore, we have allocated $1,116 of the goodwill to our retail segment and $2,851 to our wholesale segment.

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

	Unaudited Pro Forma
	November 26, 2005	November 27, 2004
Net sales	$344,415	$333,511

Net income	$7,282	$5,008

Diluted earnings per share	$0.61	$0.42

During the first quarter of 2006, we purchased the remaining 34% interest in BFD-Atlanta for $200 and recorded an additional $137 of goodwill. During the second quarter of 2006, we purchased an additional 15% interest in BFD-Dallas for $230 and recorded an additional $222 of goodwill. As of November 25, 2006, we own 100% of BFD-Atlanta and 91% of BFD-Dallas.

Subsequent to year end, we acquired the remaining 9% of BFD-Dallas for $120.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

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

17. Leases, Lease Guarantees and Loan Guarantees

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of independent and partnership licensee BFD stores. Our decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof. Some store leases contain contingent rental provisions based upon sales volume. Additionally, we lease showroom space from IHFC, which is priced at what we believe to be a market rate. Lease terms range from one to 15 years and generally have renewal options of between five and 15 years. The following schedule shows future minimum lease payments under non-cancelable leases having remaining terms in excess of one year as of November 25, 2006:

2007	$12,851
2008	12,342
2009	11,945
2010	11,720
2011	10,821
Thereafter	37,086

$96,765

Lease expense was $11,507, $7,726, and $6,042 for 2006, 2005, and 2004, respectively.

In addition to subleasing certain of these properties, we own retail real estate which we in turn lease to licensee operators of BFD stores. The following schedule shows minimum future rental income related to pass-through rental expense on subleased property as well as rental income on real estate owned by Bassett, excluding subleases based on a percentage of sales.

2007	$5,490
2008	5,816
2009	5,962
2010	5,685
2011	4,897
Thereafter	18,217

$46,067

Real estate expense (including lease costs, depreciation, insurance, and taxes), net of rental income, was $775 in 2006, $684 in 2005 and $1,071 in 2004 and is reflected in other expense, net in the accompanying consolidated statements of income.

As part of the expansion strategy for our BFD program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. The guarantee party is generally required to make periodic fee payments to us in exchange for the guarantee. We were contingently liable under licensee lease obligation guarantees in the amount of $20,566 and $16,729 at November 25, 2006, and at November 26, 2005, respectively. Currently, we have also guaranteed one warehouse lease obligation for $340.

We have also guaranteed loans of certain of our BFD dealers to finance initial inventory packages for those stores. Loan guarantees have three year terms, are collateralized by the inventory and generally carry a personal guarantee of the independent dealer. The total contingent liability with respect to these loan guarantees as of November 25, 2006, and November 26, 2005, was $10,047 and $12,018, respectively.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations. The fair value of guarantees at November 25, 2006, and November 26, 2005, were $410 and $700, respectively, and are recorded in accrued liabilities in the accompanying consolidated balance sheets.

18. Earnings Per Share

The following table reconciles basic and diluted earnings per share:

	Shares	Net Income	Earnings Per Share
2006
Basic EPS	11,808,053	$5,429	$0.46
Effect of Options	93,530	—	—

Diluted EPS	11,901,583	$5,429	$0.46

2005 (As restated):
Basic EPS	11,785,613	$9,814	$0.83
Effect of Options	137,112	—	(0.01)

Diluted EPS	11,922,725	$9,814	$0.82

2004:
Basic EPS	11,686,649	$8,209	$0.70
Effect of Options	167,323	—	(0.01)

Diluted EPS	11,853,972	$8,209	$0.69

Options to purchase 701,272 shares of common stock in 2006, 732,272 shares of common stock in 2005 and 723,929 shares of common stock in 2004 were outstanding at the end of each such fiscal year and were excluded from the computation as their effect is antidilutive.

19. Segment Information

We have strategically aligned our business into three reportable segments: Wholesale, Retail and Investments/Real Estate. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BFD stores (independently-owned stores, Company-owned retail stores and partnership licensees) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses. During the second quarter of 2006, we sold our contemporary furniture business (Weiman), which was previously included in this segment.

Our retail segment consists of Company-owned BFD stores. Our retail segment includes the revenues, expenses, assets and liabilities (including real estate) and capital expenditures directly related to these stores.

Our investments/real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee BFD stores. Although this segment does not have operating earnings, income from the segment is included in other income in our condensed consolidated statements of income and retained earnings. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long-term liabilities section of our condensed consolidated balance sheet. See Note 9 for a further discussion of IHFC.

Inter-Company net sales elimination represents the elimination of wholesale sales to our Company-owned BFD stores. Inter-Company income elimination represents the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the end retail consumer.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

The following table presents segment information for each of the last three fiscal years:

	November 25, 2006	As restated November 26, 2005	As restated November 27, 2004
Net Sales
Wholesale	$284,803	$301,250	$289,953
Retail	84,401	70,480	48,894
Inter-Company Elimination	(40,990)	(36,523)	(23,193)

Consolidated	$328,214	$335,207	$315,654

Income (loss) from Operations
Wholesale	$12,096	$9,547	$3,703
Retail	(12,126)	(1,661)	172
Inter-Company Elimination	(626)	(792)	22
Income from CDSOA	1,549	—	—
Impairment charges, restructurings and unusual gains, net	(1,359)	(1,960)	(170)

Consolidated	$(466)	$5,134	$3,727

Identifiable Assets
Wholesale	$147,261	$149,776	$173,458
Retail	50,558	54,852	41,670
Investments and real estate	112,118	108,530	84,349

Consolidated	$309,937	$313,158	$299,477

Depreciation and Amortization
Wholesale	$5,695	$7,032	$8,075
Retail	1,793	1,442	1,114
Investments and real estate	1,765	1,200	962

Consolidated	$9,253	$9,674	$10,151

Capital Expenditures
Wholesale	$2,829	$3,722	$3,674
Retail	522	1,082	4,192
Investments and real estate	3,587	6,286	3,177

Consolidated	$6,938	$11,090	$11,043

A breakdown of wholesale sales by product category for each of the last three fiscal years is provided below:

	November 25, 2006	November 26, 2005	November 27, 2004
Wood	58%	60%	62%
Upholstery	42%	40%	38%

	100%	100%	100%

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

20. Quarterly Results of Operations and Restatements (unaudited)

As discussed more fully in Note 2, the Staff of the Securities and Exchange Commission conducted a review of our 2005 Annual Report on Form 10-K. The Staff recommended changes to our accounting treatment associated with our acquisitions of three retail licensee operations in fiscal 2005. Upon further review, we concurred with the accounting treatment recommended by the Staff. The following table provides quarterly information on both a restated basis and as previously reported for fiscal 2006 and 2005.

	2006 Restated
	First (a)	Second (a)	Third (a)	Fourth (1)
Net sales	$86,489	$87,663	$77,560	$76,502
Gross profit	27,338	27,776	23,334	24,447
Net income	2,180	2,833	57	359
Basic earnings per share	0.18	0.24	0.01	0.03
Diluted earnings per share	0.18	0.24	0.01	0.03

	2005 Restated
	First	Second (a)	Third (a)	Fourth (a)(2)
Net sales	$80,752	$83,063	$82,743	$88,649
Gross profit	21,296	22,150	25,346	29,572
Net income	2,364	2,526	2,857	2,067
Basic earnings per share	0.20	0.21	0.24	0.18
Diluted earnings per share	0.20	0.21	0.24	0.18

	2006 Previously Reported
	First	Second	Third	Fourth
Net sales	$86,489	$87,663	$77,560	N/A
Gross profit	27,675	27,988	23,961	N/A
Net income	2,310	2,885	433	N/A
Basic earnings per share	0.20	0.24	0.04	N/A
Diluted earnings per share	0.19	0.24	0.04	N/A

	2005 Previously Reported
	First	Second	Third	Fourth
Net sales	$80,752	$83,063	$82,743	$88,649
Gross profit	21,296	22,150	25,467	29,904
Net income	2,364	1,047	1,886	2,266
Basic earnings per share	0.20	0.09	0.16	0.19
Diluted earnings per share	0.20	0.09	0.16	0.18

(a)	The following table summarizes the restatement adjustments by quarter. Please refer to Note 2 for further details of the adjustments.
(1)	Includes a liquidation of LIFO inventories that increased gross profit by $1,958 (See Note 4), a $1,359 impairment charge associated with the write-off of goodwill (See Note 8) and $1,549 of income associated with the Continued Dumping & Subsidy Offset Act (See Note 7).
(2)	Includes a liquidation of LIFO inventories that increased gross profit by $1,679 (See Note 4).

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

	Increased Cost of Sales	Reversal of Impairment Charges	Tax Effect	Effect on Net Income
First Quarter 2006	$(337)	$120	$87	$(130)
Second Quarter 2006	(212)	127	33	(52)
Third Quarter 2006	(627)	—	251	(376)

Second Quarter 2005	—	2,465	(986)	1,479
Third Quarter 2005	(121)	1,739	(647)	971
Fourth Quarter 2005	(332)	—	133	(199)

Other Business Data

Bassett Furniture Industries, Incorporated and Subsidiaries

(dollars in thousands except share and per share data)

Selected Financial Data

	2006		As restated (a) 2005		As restated (a) 2004		As restated (a) 2003		As restated (a) 2002
Net sales	$328,214		$335,207		$315,654		$316,857		$323,487
Cost of sales	225,319		236,843		234,612		234,861		254,993
Operating profit (loss)	(466	) (1)	5,134	(2)	3,727	(3)	(1,230	) (4)	6,256	(5)
Other income, net	6,921		8,061		7,123		6,097		2,854
Income before income taxes	6,455		13,195		10,850		4,867		9,110
Income taxes	1,026		3,381		2,641		462		2,369
Net income (loss)	5,429		9,814		8,209		(470	) (6)	6,741
Diluted earnings (loss) per share	0.46		0.82		0.69		(0.04)		0.57
Cash dividends declared	9,449		9,433		9,355		9,261		9,358
Cash dividends per share	0.80		0.80		0.80		0.80		0.80
Total assets	309,937		313,158		299,477		281,891		292,991
Long-term debt	23,522		19,054		15,604		—		3,000
Current ratio	2.43 to 1		2.19 to 1		2.66 to 1		2.78 to 1		3.02 to 1
Book value per share	18.28		18.61		18.58		18.69		19.42
Weighted average number of shares	11,808,053		11,785,613		11,686,649		11,608,853		11,697,519

(a)	See Note 2 to the Consolidated Financial Statements related to restatements of previously issued financial statements.
(1)	See Note 8 to the Consolidated Financial Statements related to a $1,359 impairment charge recorded in 2006.
(2)	See Note 14 to the Consolidated Financial Statements related to $1,960 restructuring and asset impairment charges recorded in 2005.
(3)	See Note 14 to the Consolidated Financial Statements related to $4,060 restructuring and asset impairment charges recorded in 2004 and Note 5 related to a $3,890 gain recognized on the sale of our California upholstery operation in 2004.
(4)	Includes $3,200 of restructuring and asset impairment charges recorded in 2003.
(5)	Includes $1,251 of restructuring charges recorded in 2002.
(6)	Includes $4,875 cumulative effect adjustment related to the adoption of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51”.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 25, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our assessment as of November 25, 2006, identified a material weakness in that we lack sufficient management control processes and accounting personnel to ensure that certain non-routine transactions are properly accounted for and disclosed. This control deficiency resulted in the restatements described in Note 2 to our Consolidated Financial Statements relating to certain purchase accounting transactions and the unfunded liability associated with our Supplemental Retirement Income Plan. Additionally, this control deficiency, if not remediated, could result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected.

Based on this evaluation and the material weakness noted above, management concluded that our internal control over financial reporting was not effective as of November 25, 2006.

Our assessment of the effectiveness of our internal control over financial reporting as of November 25, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Bassett Furniture Industries, Inc.

Bassett, Virginia

February 7, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Bassett Furniture Industries, Incorporated:

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated and subsidiaries as of November 25, 2006 and November 26, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended November 25, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of International Home Furnishings Center, Inc. (a corporation in which the Company has a 47% interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for International Home Furnishings Center, Inc., is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in International Home Furnishings Center, Inc. is stated at $(11,726,000) and $(11,833,000), respectively at November 25, 2006 and November 26, 2005, and the Company’s equity in the net income of International Home Furnishings Center, Inc. is stated at $6,666,000, $6,367,000, and $6,116,000 for each of the three years in the period ended November 26, 2006.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bassett Furniture Industries, Incorporated and subsidiaries at November 25, 2006 and November 26, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 25, 2006, in conformity with U.S. generally accepted accounting principles.

As more fully described in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements as of November 26, 2005 and for each of the two years in the period ended November 26, 2005 have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bassett Furniture Industries, Incorporated’s internal control over financial reporting as of November 25, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Ernst & Young LLP

Greensboro, North Carolina

February 7, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Bassett Furniture Industries, Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Bassett Furniture Industries, Incorporated did not maintain effective internal control over financial reporting as of November 25, 2006, because of the effect of the material weakness that management did not have sufficient management control processes and accounting personnel to ensure that certain non-routine transactions are properly accounted for and disclosed, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bassett Furniture Industries, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Management lacks sufficient management control processes and accounting personnel to ensure that certain non-routine transactions are properly accounted for and disclosed. This control deficiency resulted in restatements to the consolidated financial statements related to purchase accounting and accounting for its post-employment benefit plan. Additionally, this control deficiency, if not remediated, could result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated February 7, 2007 on those consolidated financial statements.

In our opinion, management’s assessment that Bassett Furniture Industries, Incorporated did not maintain effective internal control over financial reporting as of November 25, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Bassett Furniture Industries, Incorporated has not maintained effective internal control over financial reporting as of November 25, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP

Greensboro, North Carolina

February 7, 2007

Bassett Furniture Industries, Inc.

Schedule II

Analysis of Valuation and Qualifying Accounts

For the Years Ended November 25, 2006, November 26, 2005 and November 27, 2004

(in thousands)

	Balance Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Other	Balance End of Period
For the Year Ended November 27, 2004:
Reserve deducted from assets to which it applies
Allowance for doubtful accounts	$3,994	$1,430	$(673)	$—	$4,751

Notes Receivable Reserve	—	800	—	—	800

Restructuring reserve	208	4,060	(3,828)	—	440

Income Tax Valuation Allowance	—	503	—	—	503

For the Year Ended November 26, 2005:
Reserve deducted from assets to which it applies
Allowance for doubtful accounts	$4,751	$2,403	$(3,428)	$—	$3,726

Notes Receivable Reserve	800	880	(180)	—	1,500

Restructuring reserve	440	1,040	(698)	—	782

Income Tax Valuation Allowance	503	497	—	—	1,000

For the Year Ended November 25, 2006:
Reserve deducted from assets to which it applies
Allowance for doubtful accounts	$3,726	$3,364	$(1,344)	$—	$5,746

Notes Receivable Reserve	1,500	2,521	(1,166)	—	2,855

Restructuring reserve	782	—	(753)	—	29

Income Tax Valuation Allowance	1,000	607	(201)	—	1,406

(1)	Deductions are for the purpose for which the reserve was created.

International Home Furnishings

Center, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended October 31, 2006, 2005 and 2004

International Home Furnishings Center, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

International Home Furnishings Center, Inc.

High Point, North Carolina

We have audited the accompanying consolidated balance sheets of International Home Furnishings Center, Inc. and Subsidiaries as of October 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended October 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Home Furnishings Center, Inc. and Subsidiaries at October 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

High Point, North Carolina

December 20, 2006

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

October 31, 2006 and 2005

	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,830,899	$10,088,879
Restricted cash	143,750	143,750
Short-term investments	1,041,745	7,223,184
Receivables
Trade	2,399,062	2,730,500
Interest	1,247	5,544
Deferred income tax benefit	4,903,000	4,420,000
Prepaid expenses	551,542	402,983

TOTAL CURRENT ASSETS	19,871,245	25,014,840

PROPERTY AND EQUIPMENT, at cost
Land and land improvements	3,640,498	3,611,659
Buildings, exclusive of theater complex	94,758,584	92,510,595
Furniture and equipment	4,234,312	4,057,036
Construction in progress	557,604	156,235

	103,190,998	100,335,525
Accumulated depreciation	(59,276,658)	(56,686,783)

	43,914,340	43,648,742

OTHER ASSETS
Prepaid rent	674,069	717,324
Deferred income tax benefit	1,087,000	1,066,000
Deferred financing costs, net of accumulated amortization of $173,698 and $11,964 at October 31, 2006 and 2005, respectively	634,985	796,719

	2,396,054	2,580,043

	$66,181,639	$71,243,625

LIABILITIES LESS STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable, trade	$1,642,896	$1,042,761
Accrued property taxes	2,342,129	2,277,049
Other accrued expenses	893,918	411,718
Rents received in advance	12,416,302	11,215,893
Income taxes payable	2,199,190	2,808,627

TOTAL CURRENT LIABILITIES	19,494,435	17,756,048

LONG-TERM DEBT	106,000,000	111,000,000

OTHER LONG-TERM LIABILITIES
Supplemental retirement benefits	1,995,983	4,025,204

COMMITMENTS (Notes F and K)

STOCKHOLDERS’ DEFICIT
Common stock, $5 par value, 1,000,000 shares authorized, 481,628 shares issued in 2006 and 2005	2,408,140	2,408,140
Additional paid-in capital	154,592	154,592
Accumulated deficit	(63,871,511)	(64,100,359)

	(61,308,779)	(61,537,627)

	$66,181,639	$71,243,625

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended October 31, 2006, 2005 and 2004

	2006	2005	2004
OPERATING REVENUES
Rental income	$40,231,432	$39,229,054	$37,797,852
Other revenues	6,532,130	7,182,321	7,167,392

TOTAL OPERATING REVENUES	46,763,562	46,411,375	44,965,244

OPERATING EXPENSES
Compensation and benefits	5,624,995	6,083,491	4,775,502
Market and promotional	2,500,395	2,503,038	2,346,938
Maintenance and building costs	1,290,097	952,712	1,463,971
Depreciation expense	2,873,755	2,802,712	2,772,108
Rent	163,689	163,689	163,689
Property taxes and insurance	3,174,248	2,930,665	2,971,933
Utilities	1,741,321	1,538,809	1,598,949
Other operating costs	679,287	589,167	546,612

TOTAL OPERATING EXPENSES	18,047,787	17,564,283	16,639,702

INCOME FROM OPERATIONS	28,715,775	28,847,092	28,325,542

NONOPERATING INCOME (EXPENSE)
Interest income	221,181	459,546	183,827
Dividend income	—	6,032	3,323
Interest expense	(5,484,792)	(6,994,367)	(6,609,255)
Other expense	(315)	(82)	(80,353)

TOTAL NONOPERATING EXPENSES	(5,263,926)	(6,528,871)	(6,502,458)

INCOME BEFORE INCOME TAXES	23,451,849	22,318,221	21,823,084
PROVISION FOR INCOME TAXES	9,223,000	8,727,000	8,770,000

NET INCOME	$14,228,849	$13,591,221	$13,053,084

BASIC EARNINGS PER COMMON SHARE	$29.54	$28.22	$27.10

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	481,628	481,628	481,628

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended October 31, 2006, 2005 and 2004

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE (DEFICIT), OCTOBER 31, 2003	$2,408,140	$154,592	$(66,744,662)	$(1,531,178)	$(65,713,108)

Dividends paid ($24.915 per common share)	—	—	(12,000,001)	—	(12,000,001)

Comprehensive income:
Net income	—	—	13,053,084	—	13,053,084
Other comprehensive income:
Change in fair value of interest rate floor hedging activity, net of deferred tax of $108,305	—	—	—	169,398	169,398
Reclassification adjustment for losses recognized in net income, net of deferred tax benefit of $680,056	—	—	—	1,063,679	1,063,679

Total comprehensive income					14,286,161

BALANCE (DEFICIT), OCTOBER 31, 2004	2,408,140	154,592	(65,691,579)	(298,101)	(63,426,948)

Dividends paid ($24.915 per common share)	—	—	(12,000,001)	—	(12,000,001)

Comprehensive income:
Net income	—	—	13,591,221	—	13,591,221
Other comprehensive income:
Change in fair value of interest rate floor hedging activity, net of deferred tax of $80,396	—	—	—	125,747	125,747
Reclassification adjustment for losses recognized in net income, net of deferred tax benefit of $110,193	—	—	—	172,354	172,354

Total comprehensive income					13,889,322

BALANCE (DEFICIT), OCTOBER 31, 2005	2,408,140	154,592	(64,100,359)	—	(61,537,627)

Dividends paid ($29.068 per common share)	—	—	(14,000,001)	—	(14,000,001)

Net income	—	—	14,228,849	—	14,228,849

BALANCE (DEFICIT), OCTOBER 31, 2006	$2,408,140	$154,592	$(63,871,511)	$—	$(61,308,779)

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,228,849	$13,591,221	$13,053,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,074,610	3,520,800	3,403,981
Decrease in fair value of interest rate cap agreements	—	82	80,353
Provision for losses on accounts receivable	3,671	24,232	4,805
Loss on disposal of property and equipment	1,778	—	—
Non-cash compensation	38,040	—	—
Supplemental retirement benefits expense	572,914	1,274,317	167,971
Deferred income taxes	(504,000)	(1,600,000)	(135,000)
Change in assets and liabilities
(Increase) decrease in trade and interest receivables	332,064	(272,889)	87,092
(Increase) decrease in prepaid expenses	(148,559)	(132,374)	90,699
Increase (decrease) in accounts payable and accrued expenses	648,461	(359,128)	342,461
Increase (decrease) in rents received in advance	1,200,409	1,912,880	(752,160)
Increase (decrease) in income taxes payable	(609,437)	730,850	(213,801)
Decrease in supplemental retirement benefits	(2,602,135)	(78,876)	(78,876)

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,236,665	18,611,115	16,050,609

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and construction of property and equipment	(2,676,083)	(1,045,562)	(1,314,014)
Purchases of short-term investments	(23,033,500)	(26,652,016)	(26,308,602)
Proceeds from sales of short-term investments	29,214,939	24,092,071	26,415,065
(Increase) decrease in restricted cash	—	20,579,914	(449,429)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	3,505,356	16,974,407	(1,656,980)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(16,000,000)	(138,515,718)	(3,158,841)
Proceeds from long-term debt	11,000,000	125,000,000	—
Dividends paid	(14,000,001)	(12,000,001)	(12,000,001)
Financing costs paid	—	(808,683)	—

NET CASH USED BY FINANCING ACTIVITIES	(19,000,001)	(26,324,402)	(15,158,842)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	742,020	9,261,120	(765,213)

CASH AND CASH EQUIVALENTS, BEGINNING	10,088,879	827,759	1,592,972

CASH AND CASH EQUIVALENTS, ENDING	$10,830,899	$10,088,879	$827,759

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$10,336,437	$9,596,150	$9,118,801
Interest, net of amount capitalized	4,860,719	6,779,023	5,917,765

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 2006, 2005 and 2004

	2006	2005	2004
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for acquisition of property and equipment	$498,954	$—	$53,072

Decrease in fair value of interest rate floor agreement, net of deferred income taxes of $0, $190,589 and $788,361 in 2006, 2005 and 2004, respectively	$—	$(298,101)	$(1,233,077)

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006, 2005 and 2004

NOTE A - DESCRIPTION OF BUSINESS

International Home Furnishings Center, Inc. and its wholly-owned subsidiaries, IHFC Holdings, LLC and IHFC Properties, LLC, (collectively, the “Company”) are the lessors of permanent exhibition space to furniture and accessory manufacturers which are headquartered throughout the United States and in many foreign countries. This exhibition space, located in High Point, North Carolina, is used by the Home Furnishings Industry to showcase its products at the International Home Furnishings Market (the “Market”) held each April and October. The details of the operating leases with the Company’s tenants are described in Note H.

The Company has been in business since June 27, 1919, and operates under the trade name of “International Home Furnishings Center.”

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

The accounting policy relative to the carrying values of property and equipment is indicated in the caption on the consolidated balance sheet. Other significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of International Home Furnishings Center, Inc. and its wholly-owned subsidiaries, IHFC Holdings, LLC, organized on October 4, 2005 and IHFC Properties, LLC, a company organized on December 21, 2000. All material intercompany transactions have been eliminated.

Operating Revenues

Rental income consists entirely of rentals from exhibition space which are recognized on the straight-line basis over the lives of the leases.

Other revenues consist principally of advertising revenue generated from the Company’s various Market publications and service revenue generated from various services provided to the Company’s tenants. Advertising revenue is recognized in the period the related Market publications are published and service revenue is recognized when the related service has been provided.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006, 2005 and 2004

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

Deferred Financing Costs

Costs associated with obtaining long-term financing have been deferred and are being amortized to interest expense on the interest method over the term of the related debt. Amortization of deferred financing costs during the years ended October 31, 2006, 2005 and 2004 was $161,734, $678,967 and $588,618, respectively.

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

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006, 2005 and 2004

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments

The Company may hold and issue derivative instruments for the purpose of hedging the risks related to the variability of cash flows caused by changes in interest rates. The Company’s objectives are to decrease the volatility of earnings and cash flows associated with changing interest rates by entering into interest rate floor and cap agreements that effectively limit the range of interest rate exposure on its debt (see Note D).

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

October 31, 2006, 2005 and 2004

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s significant financial instruments, none of which are held for trading purposes, approximate fair value at October 31, 2006 and 2005. Cash and cash equivalents, restricted cash, trade receivables, trade payables, accrued property taxes, other accrued expenses, and income taxes payable approximate fair value because of the short maturities of these instruments. Variable rate long-term debt approximates fair value because of its floating interest rate terms. Fixed rate long-term debt approximates fair value because the interest rate approximates current rates available in the market for loans of similar terms and risks.

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

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158), an amendment of FASB Statements No. 87, 88, 106, and 132 (R). For fiscal years ending after December 15, 2006, SFAS No. 158 requires an employer to recognize the funded status of a benefit plan on its balance sheet and to recognize the gains or losses and prior service costs, not already recognized, as a component of other comprehensive income, net of taxes. SFAS No. 158 also requires that the defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet effective for fiscal years ending after December 15, 2008. At October 31, 2006, the Company’s nonqualified supplemental retirement plan was underfunded by approximately $2.3 million, of which approximately $2 million was recorded in other liabilities. Had the Company adopted SFAS No. 158 as of October 31, 2006, approximately $300,000 would have been recognized as an additional liability. A similar amount is expected for October 31, 2007, which will be recorded as a liability under SFAS No. 158.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006, 2005 and 2004

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48) was issued in June 2006 to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. The interpretation defines a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. It also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not determined the effect, if any, that the adoption of FIN No. 48 will have on the Company’s financial position or results of operation.

NOTE C - SHORT-TERM INVESTMENTS

The Company’s short-term investments in available-for-sale securities consist of debt and marketable equity securities. Debt securities consist primarily of variable rate obligations of state and local governments and U. S. corporations with short-term maturities ranging from seven to 39 days. Marketable equity securities consist primarily of investments in mutual funds. Fair market value of short-term investments approximates amortized cost at October 31, 2006 and 2005.

	Amortized Cost
	2006	2005
Debt securities	$1,041,745	$7,102,731
Equity securities	—	120,453

	$1,041,745	$7,223,184

NOTE D - LONG-TERM DEBT

Long-term debt consists of the following at October 31, 2006 and 2005:

	2006	2005
IXIS Real Estate Capital, Inc. Revolving credit agreement with a maximum availability of $25,000,000, maturing on November 1, 2010. Interest is payable monthly at the LIBOR rate plus .6% (5.9229% at October 31, 2006).	$6,000,000	$11,000,000

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006, 2005 and 2004

NOTE D - LONG-TERM DEBT (Continued)

	2006	2005
Term loan payable with interest-only payments due monthly at 4.99%. All principal and unpaid interest is payable in full on November 1, 2010.	$100,000,000	$100,000,000

	106,000,000	111,000,000
Less current maturities	—	—

	$106,000,000	$111,000,000

The loans payable to IXIS Real Estate Capital, Inc. are secured by substantially all the Company’s real estate and a security interest in the Company’s restricted cash account. The term loan requires that the Company maintain compliance with certain financial ratios. The Company was in compliance with these covenants at October 31, 2006.

During the year ended October 31, 2002, the Company paid $833,000 to execute an interest rate cap agreement that had a notional amount of $124,515,718 at October 31, 2004. The notional amount decreased as principal payments were made on the Company’s term debt with Bank of America, N.A. such that the notional amount of the interest rate cap agreement remained equal to the then outstanding balance of the Company’s term loan with Bank of America, N.A. Under the agreement, the Company received an amount equal to the LIBOR rate in excess of 8%, if any. The Company designated this interest rate cap agreement as a cash flow hedge of interest payments once the LIBOR rate exceeded 8%. Since the LIBOR rate remained below 8% during the years ended October 31, 2005 and 2004, the hedge was not in effect; therefore, the $82 and $80,353 decrease in the fair value of the interest rate cap agreement was charged to earnings during the years ended October 31, 2005 and 2004, respectively, as a component of other nonoperating expense. The interest rate cap agreement was terminated in October 2005 in conjunction with the refinancing of the Company’s term loan with Bank of America, N.A.

The Company also entered into an interest rate floor agreement during the year ended October 31, 2002. In connection with the execution of the floor agreement, the Company received $833,000. The notional amount of the floor agreement was $124,515,718 at October 31, 2004. The notional amount decreased as principal payments were made on the Company’s term debt with Bank of America, N.A. Under the agreement, the Company paid an amount equal to the excess of 2.63% over the LIBOR rate, if any. Since the LIBOR rate decreased below the floor of 2.63% during the year ended October 31, 2004, the hedge was in effect; therefore, the change in fair value of the interest rate floor agreement has been recorded in accumulated other comprehensive income, net of tax, for the year ended October 2004. The interest rate floor agreement was terminated in October 2005 in conjunction with the refinancing of the Company’s term debt with Bank of America, N.A.

Interest costs for the years ended October 31, 2006, 2005 and 2004 in the amount of $17,667, $7,790 and $22,438, respectively, were capitalized as part of the building construction costs.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006, 2005 and 2004

NOTE E - INCOME TAXES

The provision for income taxes consists of the following for the years ended October 31, 2006, 2005 and 2004:

	2006	2005	2004
Federal:
Current	$8,029,000	$8,532,000	$7,385,000
Deferred	(416,000)	(1,328,000)	(111,000)

	7,613,000	7,204,000	7,274,000

State:
Current	1,698,000	1,795,000	1,520,000
Deferred	(88,000)	(272,000)	(24,000)

	1,610,000	1,523,000	1,496,000

TOTAL	$9,223,000	$8,727,000	$8,770,000

A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

	2006	2005	2004
Income taxes computed at the federal statutory rate	$8,208,000	$7,811,000	$7,638,000
State taxes, net of federal benefit	1,048,000	991,000	972,400
Nontaxable investment income	(37,000)	(42,000)	(21,300)
Other, net	4,000	(33,000)	180,900

	$8,727,000	$8,770,000	$9,223,000

The components of deferred income taxes consist of the following:

	2006	2005
Deferred income tax assets:
Rents received in advance	$4,902,000	$4,420,000
Supplemental retirement benefits	1,268,000	1,587,000

TOTAL DEFERRED TAX ASSETS	6,170,000	6,007,000

Deferred income tax liabilities:
Depreciation	(180,000)	(521,000)

TOTAL DEFERRED TAX LIABILITIES	(180,000)	(521,000)

TOTAL NET DEFERRED TAX ASSETS	$5,990,000	$5,486,000

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006, 2005 and 2004

NOTE F - COMMITMENTS AND CONTINGENCIES

Land Lease

During 1975, the Company completed construction of an eleven-story exhibition building. The building is constructed on land leased from the City of High Point, North Carolina under a noncancelable lease. The lease is for an initial term of fifty years with three options to renew for periods of ten years each and a final renewal option for nineteen years. Annual rental under the lease is $163,689 as of October 31, 2006 and is subject to adjustment at the end of each five-year period, such adjustment being computed as defined in the lease agreement. As part of the lease agreement, the Company constructed a theater complex for public use and office space for use by the City of High Point on the lower levels of the building. Annual rental cash payments over the initial fifty-year lease term are being reduced by $39,121 which represents amortization of the cost of the theater and office complex constructed for the City of High Point. The unamortized cost of the theater and office complex is reported on the consolidated balance sheet as prepaid rent. At the termination of the lease, the building becomes the property of the City of High Point. Under the terms of the lease, the Company is responsible for all expenses applicable to the exhibition portion of the building. The City of High Point is responsible for all expenses applicable to the theater complex and office space constructed for use by the City.

Future minimum lease payments due under the terms of the lease are as follows:

Year Ending October 31,
2007	$124,568
2008	124,568
2009	124,568
2010	124,568
2011	124,568
Due after five years	1,442,913

$2,065,753

Other Commitments

At October 31, 2006, the Company has outstanding commitments for building improvements of approximately $595,000.

The Company has entered into a noncancelable elevator maintenance contract that expires January 31, 2007. The contract requires monthly payments of $21,000, with a 4% escalation cap over the life of the contract.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006, 2005 and 2004

NOTE F - COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies

Financial Accounting Standards Board Statement 143, Accounting for Conditional Asset Retirement Obligations, requires that the Company evaluate its assets to determine the existence of future retirement liabilities resulting from statutory or contractual responsibilities. As of October 31, 2006, the company was unable to estimate the range of settlement dates and the related probabilities for certain asbestos remediation asset retirement obligations (AROs). These conditional AROs are primarily related to fireproofing material containing asbestos installed on portions of its skeletal steel in one exhibition building totaling approximately 376,000 square feet. The asbestos is not subject to abatement unless the buildings are either demolished or the company undertakes major renovations. Because these conditional obligations have indeterminate settlement dates, the company could not develop a reasonable estimate of their fair values. The company will continue to assess its ability to estimate fair values at each future reporting date. The liability will be recognized once sufficient additional information becomes available.

NOTE G - RETIREMENT EXPENSE

Amounts expensed under the Company’s 401(k) qualified retirement plan amounted to $189,861, $185,407, and $178,247 for the years ended October 31, 2006, 2005 and 2004, respectively.

The following table sets forth the benefit obligation, and the funded status of the Company’s nonqualified supplemental retirement plan, amounts recognized in the Company’s financial statements; and the principal weighted average assumptions used:

	2006	2005	2004
Reconciliation of benefit obligation
Obligation at November 1	$4,391,341	$3,307,416	$2,678,850
Service cost	421,073	1,063,490	111,629
Interest cost	138,737	206,495	64,256
Actuarial (gain) loss	(43,841)	(107,184)	531,557
Benefit payments	(2,602,135)	(78,876)	(78,876)

Obligation at October 31	2,305,175	4,391,341	3,307,416

Reconciliation of fair value of plan assets
Fair value of plan assets at November 1	—	—	—
Employer contributions	2,602,135	78,876	78,876
Benefit payments	(2,602,135)	(78,876)	(78,876)

Fair value of plan assets at October 31	—	—	—

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006, 2005 and 2004

NOTE G - RETIREMENT EXPENSE (Continued)

	2006	2005	2004
Funded status
Funded status at October 31	$(2,305,175)	$(4,391,341)	$(3,307,416)
Unrecognized transition (asset) obligation	(87,047)	(80,180)	(93,021)
Unrecognized actuarial (gain) loss	533,608	497,552	612,871

Prepaid (accrued) benefit cost	(1,858,614)	(3,973,969)	(2,787,566)
Amounts recognized in the statement of financial position as of October 31
Prepaid (accrued) benefit cost	(1,858,614)	(3,973,969)	(2,787,566)
Accrued benefit liability	(137,369)	(51,235)	(42,197)

Net amount recognized	(1,995,983)	(4,025,204)	(2,829,763)

The net periodic benefit cost for the plan includes the following components:

Service cost	421,073	1,063,490	111,629
Interest cost	138,737	206,495	64,256
Amortization of net transition obligation	(7,914)	(7,914)	(7,914)
Amortization of unrecognized loss	21,018	12,246	—

Net periodic benefit cost	572,914	1,274,317	167,971

The weighted average actuarial assumptions used to determine benefit obligations for the plan are as follows:

Discount rate	6.0%	6.0%	8.0%
Rate of salary increase	5.0	5.0	5.0

During 2005, the Company granted additional retirement benefits to one of its key employees covered under the nonqualified supplemental retirement plan in recognition of years of service provided to the Company beyond normal retirement age as defined in the plan. This change resulted in a significant increase in expense for the year.

The following amounts represent the benefit payments, which reflect expected future service, as appropriate, expected to be paid during the 10 year period ended October 31, 2016:

2007	$78,876
2008	78,876
2009	78,876
2010	78,876
2011	118,458
2012-2016	1,217,174

Because the plan is unfunded, the Company’s expected contributions are equal to the benefit payment schedule above.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006, 2005 and 2004

NOTE H - RENTALS UNDER OPERATING LEASES

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

The following is a schedule of minimum future rentals under noncancelable operating leases as of October 31, 2006, exclusive of amounts due under escalation provisions of lease agreements:

Year Ending October 31,
2007	$33,771,661
2008	30,723,114
2009	25,765,545
2010	14,885,016
2011	3,723,220

Total minimum future rentals	$108,868,556

Rental income includes contingent rentals under escalation provisions of leases of $1,719,212, $1,399,479 and $1,535,633 for the years ended October 31, 2006, 2005 and 2004, respectively.

The Company leases exhibition space to one of the Company’s shareholders. Rental income from this related party amounted to $530,824, $621,380 and $644,934 for the years ended October 31, 2006, 2005 and 2004, respectively.

NOTE I - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits and trade accounts receivable from customers predominantly in the Home Furnishings Industry. As of October 31, 2006, the Company’s bank balances exceeded federally insured limits by $10,534,052. The Company’s trade accounts receivable are generally collateralized by merchandise in leased exhibition spaces which is in the Company’s possession.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006, 2005 and 2004

NOTE J - STOCKHOLDERS’ DEFICIT

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

NOTE K - SUBSEQUENT EVENT

On December 7, 2006, the Board of Directors authorized payment of a cash dividend totaling $6,000,000 to stockholders of record as of December 7, 2006.

INDEX TO EXHIBITS

Exhibit No.
21	List of subsidiaries of registrant

23A	Consent of Independent Registered Public Accounting Firm

23B	Consent of Independent Registered Public Accounting Firm

31A	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31B	Certification of Barry C. Safrit, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32B	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002