Form 10-Q
period 2007-02-24
BASSETT FURNITURE INDUSTRIES INC
filed 2007-04-05
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes  ☐    No  ☒

At February 24, 2007, 11,825,973 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM		PAGE
PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of February 24, 2007 (unaudited) and November 25, 2006 and for the quarter ended February 24, 2007 (unaudited) and February 25, 2006 (unaudited)

	Condensed Consolidated Statements of Operations and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

3.	Quantitative and Qualitative Disclosures About Market Risk	19

4.	Controls and Procedures	20

PART II - OTHER INFORMATION

2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

4.	Submission of Matters to a Vote of Security Holders	22

6.	Exhibits	22

2 of 23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED FEBRUARY 24, 2007 AND FEBRUARY 25, 2006 – UNAUDITED

(In thousands except per share data)

	Quarter Ended
	February 24, 2007	As restated February 25, 2006
Net sales	$73,420	$86,489
Cost of sales	51,109	59,151

Gross profit	22,311	27,338

Selling, general and administrative	25,825	26,260
Asset impairment charge	3,609	—

Income (loss) from operations	(7,123)	1,078

Other income, net	910	1,893

Income (loss) before income taxes	(6,213)	2,971

Income tax (provision) benefit	2,025	(791)

Net income (loss)	$(4,188)	$2,180

Retained earnings-beginning of period	151,535	155,555
Cash dividends	(2,365)	(2,365)

Retained earnings-end of period	$144,982	$155,370

Basic earnings (loss) per share	$(0.35)	$0.18

Diluted earnings (loss) per share	$(0.35)	$0.18

Dividends per share	$0.20	$0.20

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 23

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 24, 2007 AND NOVEMBER 25, 2006

(In thousands)

Assets	(Unaudited) February 24, 2007	November 25, 2006
Current assets
Cash and cash equivalents	$8,456	$6,051
Accounts receivable, net	42,601	38,253
Inventories	45,111	48,880
Deferred income taxes	6,160	6,391
Assets held for sale	—	1,091
Other current assets	6,482	5,098

Total current assets	108,810	105,764

Property and equipment
Cost	165,329	169,100
Less accumulated depreciation	111,539	110,175

Property and equipment, net	53,790	58,925

Investments	76,287	78,617
Retail real estate	33,031	33,501
Notes receivable, net	14,758	15,105
Other	19,716	18,025

	143,792	145,248

Total assets	$306,392	$309,937

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,440	$16,927
Customer deposits	8,581	8,310
Short-term revolving debt	5,000	—
Other accrued liabilities	19,207	18,323

Total current liabilities	49,228	43,560

Long-term liabilities
Post employment benefit obligations	15,193	15,263
Long-term revolving debt	—	4,000
Real estate notes payable	19,360	19,522
Distributions in excess of affiliate earnings	13,210	11,726

	47,763	50,511

Commitments and Contingencies

Stockholders’ equity
Common Stock	59,130	59,018
Retained earnings	144,982	151,535
Additional paid-in-capital	2,273	1,993
Accumulated other comprehensive income	3,016	3,320

Total stockholders’ equity	209,401	215,866

Total liabilities and stockholders’ equity	$306,392	$309,937

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 23

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED FEBRUARY 24, 2007 AND FEBRUARY 25, 2006 – UNAUDITED

(In thousands)

	Quarter Ended
	February 24, 2007	As restated February 25, 2006
Operating activities:
Net income (loss)	$(4,188)	$2,180
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,328	2,226
Equity in undistributed income of investments and unconsolidated affiliated companies	(1,959)	(2,234)
Provision for write-down of impaired assets	3,609	—
Realized income from investments	(434)	(290)
Net loss from sales of property and equipment	33	—
Provision for losses on trade accounts receivable	685	840
Deferred income taxes	(793)	(97)
Changes in post employment benefit obligations	138	(69)
Cash received on licensee notes for operating activities	16	9
Changes in operating assets and liabilities:
Accounts receivable	(5,929)	(4,795)
Inventories	3,518	(5,111)
Other current assets	(1,384)	652
Accounts payable and accrued liabilities	603	2,845

Net cash used in operating activities	(3,757)	(3,844)

Investing activities:
Purchases of property and equipment	(218)	(1,369)
Purchases of retail real estate	—	(1,658)
Proceeds from sales of property and equipment	1,028	193
Proceeds from sales of investments	5,591	1,606
Purchases of investments	(1,568)	(1,606)
Dividends from an affiliate	2,811	2,811
Net cash received (paid) on licensee notes	464	(1,029)
Other, net	(728)	(420)

Net cash provided by (used in) investing activities	7,380	(1,472)

Financing activities:
Borrowings under revolving credit facility	1,000	5,000
Repayments of long-term debt	—	(120)
Repayments of real estate notes payable	(162)	(120)
Issuance of common stock	305	344
Repurchases of common stock	—	(20)
Cash dividends	(2,361)	(2,365)

Net cash provided by (used in) financing activities	(1,218)	2,719

Change in cash and cash equivalents	2,405	(2,597)

Cash and cash equivalents - beginning of period	6,051	7,109

Cash and cash equivalents - end of period	$8,456	$4,512

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 23

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2007

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

As more fully discussed in our 2006 Form 10-K, the fiscal 2006 quarterly financial information was restated based on our review of the accounting treatment associated with our acquisition of three retail licensee operations in fiscal 2005 and the classification of certain notes receivable activity in the statement of cash flows. The effects of those restatements on the financial statements for the quarter ended February 25, 2006 included herein are summarized below:

Increase (Decrease)

Gross profit	$(337)
Operating income	(217)
Net income	(130)

Cash flow from operations	$1,029
Cash flow from investing activities	(1,029)

Note 2. Interim Financial Presentation:

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the three months ended February 24, 2007, are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 25, 2006.

Certain amounts in the 2006 financial statements have been reclassified to more closely conform with the 2007 presentation.

6 of 23

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2007

(Dollars in thousands except share and per share data)

Note 3. Inventories:

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method. During the first quarter of 2007 and 2006, we liquidated certain LIFO inventories which decreased cost of sales by approximately $871 and $588, respectively.

Inventories were comprised of the following:

	February 24, 2007	November 25, 2006
Finished goods	$32,767	$34,159
Work in process	770	987
Raw materials and supplies	8,758	10,111
Retail merchandise	12,794	14,472

Total inventories at FIFO	55,089	59,729
LIFO adjustment	(9,978)	(10,849)

	$45,111	$48,880

Note 4. Unconsolidated Affiliated Companies:

The International Home Furnishings Center (“IHFC”) owns and leases out floor space in a showroom facility in High Point, North Carolina. We owned 46.9% of IHFC at February 24, 2007, and February 25, 2006, and accounted for the investment using the equity method since we do not maintain operating control of IHFC. Our investment reflects a credit balance of $13,210 and $11,726 at February 24, 2007, and November 25, 2006, respectively, which is reflected in the liabilities section in the accompanying consolidated balance sheets as “distributions in excess of affiliate earnings.” Based on current and expected future earnings of IHFC, we believe the market value of this investment is positive and substantially greater than its negative book value of $13,210 at February 24, 2007. This negative book value resulted from IHFC’s refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners. We recorded income from IHFC of $1,327 and $1,234 in the first quarter of 2007 and 2006, respectively. Additionally, we received dividends of $2,811 in the first quarters of 2007 and 2006, respectively. Summarized unaudited income statement information for IHFC for its first three months of 2007 and 2006, respectively, is as follows:

	2007	2006
Revenue	$9,649	$9,565
Operating income	6,768	6,402
Net income	2,833	2,634

In addition to our investment in the IHFC, we have a 30% ownership in BFD Northeast, LLC (“BFDNE”) and a 49% ownership in Zenith Freight Lines, LLC (“Zenith”). We recorded the following income (loss) in other income, net in our condensed statements of operations and retained earnings for the first quarters of 2007 and 2006, respectively:

	2007	2006
BFDNE	$(595)	$(237)
Zenith	(187)	40

Subsequent to February 24, 2007, we entered into an agreement whereby we contributed our 30% interest in BFDNE to BFDNE in exchange for certain assets of BFDNE’s two stores in Boston, Massachusetts and the right to operate those stores. In conjunction with the acquisition, we also refinanced a portion of the amounts owed to us and assumed certain third-party debt in exchange for a new long-term note receivable.

7 of 23

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2007

(Dollars in thousands except share and per share data)

Note 5. Real Estate Notes Payable and Other Long-Term Debt:

Certain of our retail real estate properties have been financed through commercial mortgages which are payable over periods of four to twenty years and have interest rates ranging from 6.73% to 9.18%. These mortgages are collateralized by the respective properties with net book values totaling approximately $25,927 at February 24, 2007. The current portion of these mortgages, $635 and $622 as of February 24, 2007, and November 25, 2006, respectively, has been included as a current liability in other accrued liabilities in the accompanying consolidated balance sheets. The long-term portion, $19,360 and $19,522 as of February 24, 2007, and November 25, 2006, respectively, is presented as real estate notes payable in the consolidated balance sheets.

We amended our existing revolving credit facility in November 2005 by extending the agreement by one year and amending certain covenants. The credit facility provides for borrowings of up to $40,000 at a variable interest rate of LIBOR plus 1.5% (6.82% on February 24, 2007). The facility is secured by substantially all of our receivables and inventories. Borrowings under the facility, which matures November 30, 2007, totaled $5,000 and $4,000 at February 24, 2007, and November 25, 2006, respectively. Due to the maturity date, amounts as of February 24, 2007 are presented as a current liability in the consolidated balance sheet. We expect to renew the facility or have another facility in place prior to the maturity date. After coverage for letters of credit and certain loan guarantees, we had $20,678 available for borrowing under the facility at February 24, 2007.

Note 6. Comprehensive Income:

For the quarters ended February 24, 2007, and February 25, 2006, total comprehensive income was ($4,492) and $2,423, respectively. Changes in accumulated other comprehensive income for the quarters ended February 24, 2007 and February 25, 2006 are as follows:

	Quarter ended
	February 24, 2007	February 25, 2006
Balance at beginning of year	$3,320	$2,652
Unrealized holding gains (losses), net of tax	(306)	243
Amortization of minimum pension liability	2	—

Balance at end of quarter	$3,016	$2,895

Note 7. Asset Impairment Charge:

During the first quarter of 2007, we made the decision to cease operations at our wood manufacturing facility in Bassett, Va. The closure of the 323,000 square foot facility is planned to be completed during the third quarter of 2007 and will affect approximately 280 employees or 15 percent of the Company’s workforce. The Company plans to source the majority of the products currently produced at this facility from overseas suppliers, to continue to produce certain custom bedroom products domestically and to discontinue providing certain slower selling items. As a result of this decision, we recorded an asset impairment charge of $3,609 for the first quarter of 2007. The Company also expects to record a charge of approximately $1,000 in the second quarter of 2007 for severance benefits associated with the plant closure.

Note 8. Contingencies:

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of independent and partnership licensee BFD stores. We had obligations of $93,316 and $96,765 at February 24, 2007 and November 25, 2006, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. As part of the expansion strategy for our BFD

8 of 23

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2007

(Dollars in thousands except share and per share data)

program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $19,752 and $20,566 at February 24, 2007, and November 25, 2006, respectively.

We have also guaranteed loans to certain of our BFD licensees to finance initial inventory packages for those stores. The total contingent liabilities with respect to these loan guarantees as of February 24, 2007, and November 25, 2006, were $10,185 and $10,047, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at February 24, 2007, and November 25, 2006, were $400 and $410, respectively, and are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.

Note 9. Post Employment Benefit Obligations:

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers two current and certain former executives. The liability for this plan was $11,682 and $11,730 as of February 24, 2007 and November 25, 2006, respectively, and is included in post employment benefit obligations in the consolidated balance sheet.

	Quarter Ended
	February 24, 2007	February 25, 2006
Components of Net Periodic Pension Cost:
Service cost	$25	$22
Interest cost	169	158
Amortization of transition obligation	11	11
Amortization of unrecognized actuarial loss	3	—

Net periodic pension cost	$208	$191

We have an unfunded Deferred Compensation Plan that covers two current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $113 and $112 for the first quarter of 2007 and 2006, respectively. Our liability under this plan was $3,511 and $3,533 as of February 24, 2007 and November 25, 2006, respectively, and is reflected in post employment benefit obligations.

9 of 23

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2007

(Dollars in thousands except share and per share data)

Note 10. Earnings per share:

The following reconciles basic and diluted earnings (loss) per share:

	Net Income (Loss)	Weighted Average Shares		Earnings (loss) per share
For the quarter ended February 24, 2007:

Basic earnings (loss) per share	$(4,188)	11,811,957		$(0.35)
Add effect of dilutive securities:
Options	—	—	*	—

Diluted earnings (loss) per share	$(4,188)	11,811,957		$(0.35)

For the quarter ended February 25, 2006 (as restated):

Basic earnings per share	$2,180	11,815,369		$0.18
Add effect of dilutive securities:
Options	—	118,476		—

Diluted earnings per share	$2,180	11,933,845		$0.18

*	Due to the net loss, the potentially dilutive securities would have been antidilutive and are therefore excluded.

Options to purchase 1,372,185 and 716,272 shares of common stock at February 24, 2007 and February 25, 2006, respectively, were excluded from the computation as their effect is antidilutive.

Note 11. Sale of Macon Plant:

During the quarter ended February 24, 2007, we completed the sale of the Macon plant which was previously recorded in assets held for sale. Net cash proceeds, which were all received in the first quarter of 2007, were $1,009.

Note 12. Segment Information:

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

Our investments/real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee BFD stores. Although this segment does not have operating earnings, income from the segment is included in other income in our condensed consolidated statements of income and retained earnings. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long-term liabilities section of our condensed consolidated balance sheet. See Note 4 for a further discussion of IHFC.

Inter-company net sales elimination represents the elimination of wholesale sales to our Company-owned BFD stores. Inter-company income elimination represents the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the end retail consumer.

10 of 23

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2007

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended
	February 24, 2007	(As restated) February 25, 2006
Net Sales
Wholesale	$62,346	$76,328
Retail	21,183	21,876
Inter-company elimination	(10,109)	(11,715)

Consolidated	$73,420	$86,489

Income (loss) from Operations
Wholesale	$(1,161)	$3,662
Retail	(2,376)	(2,198)
Inter-company elimination	23	(386)
Asset impairment charge	(3,609)	—

Consolidated	$(7,123)	$1,078

Depreciation and Amortization
Wholesale	$1,419	$1,387
Retail	441	455
Investments/real estate	468	384

Consolidated	$2,328	$2,226

Capital Expenditures
Wholesale	$184	$1,256
Retail	34	113
Investments/real estate	—	1,658

Consolidated	$218	$3,027

	As of February 24, 2007	As of November 25, 2006
Identifiable Assets
Wholesale	$148,197	$147,261
Retail	48,877	50,558
Investments/real estate	109,318	112,118

Consolidated	$306,392	$309,937

11 of 23

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2007

(Dollars in thousands except share and per share data)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the Company’s products and services, industry outlook, and business trends.

Bassett Furniture Industries Inc., based in Bassett, Va., is a leading retailer, manufacturer and marketer of branded home furnishings. Bassett’s products are sold primarily through Bassett Furniture Direct stores, with secondary distribution through multi-line furniture stores, many with in-store Bassett Design Centers. Bassettbaby cribs and casegoods are sold through specialty stores and mass merchants.

Bassett Furniture Direct (“BFD”) was created in 1997 as a single source home furnishings retail store that provides a unique combination of stylish, well-made furniture and accessories with a high level of customer service. This service includes complimentary room planning, in-home design visits, fast delivery, and custom-order furniture.

In the first quarter of 2007, no stores were opened and one licensee store was closed. There were 133 stores in operation at February 24, 2007, 27 of which we own and consolidate. Overall retail conditions and the Company’s initiative to develop a new store prototype have temporarily slowed store count growth. We expect licensees to open between four and five new stores over the remainder of the year. Subsequent to February 24, 2007, we acquired two stores in Boston, Massachusetts from our licensee BFD Northeast, LLC.

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

An increasingly important component of our retail strategy and our balance sheet is retail real estate. We expect to continue to invest in high quality retail real estate as the BFD program continues to expand, and we may, on a selective basis, continue to provide various forms of assistance to procure retail real estate for BFD licensees, including lease/sub-lease arrangements and lease guarantees.

The furniture industry continues to experience a rapid shift from traditional domestic manufacturing to offshore sourcing in lower cost markets, primarily China and the Pacific Rim countries. This shift in sourcing has resulted in downward pressure on retail prices and reductions in traditional channels of sales distribution, as many retailers can source their own products rather than relying on a traditional domestic manufacturer to supply goods. During the first quarter of 2007, we made the difficult decision to close another large wood manufacturing facility, our plant located in Bassett, Virginia. This action will result in reductions in headcount of approximately 280 employees and leaves us with one small wood assembly plant in Martinsville, Va. and an upholstery manufacturing plant in Newton, NC. We have closed and consolidated seven wood factories over the past six years. We strive to provide our customers with home furnishings at competitive prices, and with that goal in mind, will continue to evaluate the cost effectiveness of domestic production on a product by product basis.

12 of 23

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2007

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We define imported product as fully finished product that is sourced internationally. In the first quarter of 2007, 47% of our wholesale sales were of imported product compared to 44% in the first quarter of 2006. Our domestic product includes certain products that contain components which are also sourced internationally. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with importing certain product categories and major collections, provides the best combination of value and quality to our customers.

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

Two key components of our balance sheet are our investments in the Bassett Industries Alternative Asset Fund, L.P. (“Alternative Asset Fund”), a limited partnership, and our interest in the International Home Furnishings Center, Inc. (“IHFC”). For a description of these investments, see Note 4 of the condensed consolidated financial statements and Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Key marketing initiatives for Bassett during the first quarter of 2007 included the mailing of our spring 2007 catalog and the production of a new series of television commercials to begin airing in April. The catalog better defines and enhances Bassett’s brand image while explaining to our consumers our product and service capabilities. The new television advertisements present the Bassett brand as a choice for an enhanced lifestyle. In addition to the catalog and television advertisements, the Company has several other marketing and merchandising initiatives underway including product introductions centered around the Company’s core middle price point category and the development of a new store prototype. We believe the reception of our dealers to these new sharper value products and the components of the store prototype, both on display at the March High Point Market, was very positive.

For the remainder of 2007, our primary areas of focus are retail sales improvement and wholesale cost reductions. Amidst an extremely challenging retail environment, we must drive improvement in our retail segment’s results and we are squarely focused on selling more furniture in our Bassett Furniture Direct stores. This enterprise-wide effort involves every aspect of our Company – merchandising, marketing, operations, recruiting, training and information technology. We have developed a financial plan aimed at reducing our retail losses to a breakeven level within two years.

As more fully discussed in our 2006 Form 10-K, the fiscal 2006 quarterly financial information was restated based on our review of the accounting treatment associated with our acquisition of three retail licensee operations in fiscal 2005 and the classification of certain notes receivable activity in the statement of cash flows. The effects of those restatements on the financial statements for the quarter ended February 25, 2006 included herein are summarized below:

Increase (Decrease)
Gross profit	$(337)
Operating income	(217)
Net income	(130)

Cash flow from operations	$1,029
Cash flow from investing activities	(1,029)

13 of 23

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2007

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations – Period ended February 24, 2007 compared with the period ended February 25, 2006

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating income (loss) were as follows for the periods ended February 24, 2007, and February 25, 2006:

	Quarter Ended
	February 24, 2007		(As restated) February 25, 2006
Net sales	$73,420	100.0%	$86,489	100.0%

Gross profit	22,311	30.4%	27,338	31.6%
SG&A	25,825	35.2%	26,260	30.4%
Asset impairment charge	3,609	4.9%	—	0.0%

Operating income (loss)	$(7,123)	-9.7%	$1,078	1.2%

On a consolidated basis, we reported net sales for the first quarter of 2007 of $73,420, a decrease of $13,069 or 15.1% from sales levels attained in the first quarter of 2006. This shortfall is primarily due to continued soft furniture retail conditions which have impacted wholesale shipments. The decline against the same period last year was also partially due to the sale of the Company’s Weiman operation at the end of April 2006. Reference Note 12 to the condensed consolidated financial statements for the segment breakdown of wholesale, retail, and inter-company sales for all periods presented.

Segment Information

We have strategically aligned our business into three reportable segments: Wholesale, Retail and Investments/Real Estate. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BFD stores (independently-owned stores, Company-owned retail stores and partnership licensees) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both corporate and licensee owned stores. During the second quarter of 2006, we sold our contemporary furniture business (Weiman), which was previously included in this segment.

Our retail segment consists of Company-owned BFD stores. Our retail segment includes the revenues, expenses, assets and liabilities (including real estate) and capital expenditures directly related to these stores.

Our investments/real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee BFD stores. Although this segment does not have operating earnings, income from the segment is included in other income, net in our condensed consolidated statements of income and retained earnings.

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

	Quarter Ended
	February 24, 2007		(As restated) February 25, 2006
Net sales	$62,346	100.0%	$76,328	100.0%

Gross profit	13,315	21.4%	18,395	24.1%
SG&A	14,476	23.2%	14,733	19.3%

Operating income (loss)	$(1,161)	-1.8%	$3,662	4.8%

14 of 23

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2007

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On a wholesale basis, we had net sales of $62,346 for the first quarter of 2007, 18.3% below the $76,328 sales level attained in the first quarter of 2006. For the first quarter of 2007, 74% of wholesale shipments were to BFDs compared to 70% in the first quarter of 2006. Additionally, approximately 47% of wholesale shipments were imported products as compared to 44% in the first quarter of 2006. Sales for the first quarter of 2007 were lower than 2006 levels due to the overall soft retail conditions and partially due to the sale of our Weiman division in the second quarter of 2006. Upholstery operating earnings continue to be solid due to the retail acceptance of our custom programs and the new fabrics introduced over the past several years. Reference Note 12 to the condensed consolidated financial statements for the segment breakdown of wholesale, retail, and inter-company sales for all periods presented.

Gross margins for the first quarter of 2007 decreased 2.7 percentage points compared to the first quarter of 2006. This decrease was primarily driven by lower sales volumes, an unfavorable mix within our imported wood products and the performance of the Bassett plant. Additionally, margins were positively impacted by lower domestic wood inventory levels which led to reductions in accompanying LIFO inventory reserves.

While wholesale SG&A as a percentage of sales increased 3.9 percentage points, SG&A in dollars decreased $257 in the first quarter of 2007 as compared to the first quarter of 2006. This increase as a percentage of sales is primarily due to the fixed nature of many of the costs being spread over the lower sales amounts. In addition, we incurred increased spending associated with the development and distribution of the spring catalog, the development of the store prototype concept, additional television advertising and the addition of new retail management personnel.

Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivables and is adjusted accordingly based on historical experience, current developments and economic trends. We recorded $685 and $840 of provision for losses on accounts receivable in the first quarters of 2007 and 2006, respectively, to cover any potential losses that may arise.

Wholesale shipments by type:

	Quarter Ended
	February 24, 2007		February 25, 2006
Wood	$34,811	55.8%	$44,237	58.0%
Upholstery	26,048	41.8%	30,496	40.0%
Other	1,487	2.4%	1,595	2.0%

Total	$62,346	100.0%	$76,328	100.0%

Retail Segment – Company-Owned Retail Stores

	Quarter Ended
	February 24, 2007		(As restated) February 25, 2006
Net sales	$21,183	100.0%	$21,876	100.0%

Gross profit	8,972	42.4%	9,329	42.6%
SG&A	11,348	53.6%	11,527	52.7%

Operating loss	$(2,376)	-11.2%	$(2,198)	-10.1%

Bassett’s 27 corporate stores continued to experience soft conditions at retail. Gross margins for the first quarter of 2007 were comparable to those for 2006. The Company is beginning to see improvement from stabilizing the operations at these stores and has seen moderately positive trends in sales and margins during February and March of 2007 as compared to 2006.

15 of 23

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2007

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Retail segment SG&A decreased from $11,527 in the first quarter of 2006 to $11,348 due primarily to cost reduction efforts initiated in 2006. Over the past twelve months, we have optimized the number of design consultants at each location resulting in a net reduction. Although this has reduced overall payroll expense, it has given the design consultants a better opportunity to earn greater commissions.

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

We plan to utilize our Company-owned retail stores and selected licensee stores to develop best practices and drive the uniformity in our BFD program that we believe is key to the overall success of our BFD program. Our BFD store strategy is currently focused on developing a more uniform set of business practices to assist licensees in the operations of BFD stores and working with licensees to improve the profitability of their BFD stores. We have developed a financial plan aimed at reducing these retail losses to a breakeven level within two years.

Subsequent to February 24, 2007, we entered into an agreement whereby we contributed our 30% interest in BFD Northeast, LLC (“BFDNE”) to BFDNE in exchange for certain assets of BFDNE’s two stores in Boston, Massachusetts and the right to operate those stores. In conjunction with the acquisition, we also refinanced a portion of the amounts owed to us and assumed certain third-party debt in exchange for a new long-term note receivable.

Other Items Affecting Net Income

During the first quarter of 2007, we made the decision to cease operations at our wood manufacturing facility in Bassett, Va. The closure of the 323,000 square foot facility is planned to be completed during the third quarter of 2007 and will affect approximately 280 employees or 15 percent of the Company’s workforce. The Company plans to source the majority of the products currently produced at this facility from overseas suppliers, to continue to produce certain custom bedroom products domestically and to discontinue providing certain slower selling items. As a result of this decision, we recorded an asset impairment charge of $3,609 for the first quarter of 2007. The Company also expects to record a charge of approximately $1,000 in the second quarter of 2007 for severance benefits associated with the plant closure.

Other income, net, which includes income from investments and unconsolidated affiliated companies, decreased $983 in the quarter ended February 24, 2007 as compared to the quarter ended February 25, 2006. Income from investments increased due to slightly better returns on our investment portfolios as compared to 2006. Income from unconsolidated affiliated companies, which includes income from IHFC, decreased due to losses related to BFD Northeast, LLC (“BFDNE”) and Zenith Freight Lines, LLC (“Zenith”). The losses incurred by BFDNE and Zenith were due largely to lower sales levels caused by the challenging furniture retail environment.

The effective income tax rate was (32.6)% and 26.6% in the first quarter of 2007 and 2006, respectively. The effective tax rate was higher in the first quarter of 2007 due to the effects of the asset impairment charge, which was recorded at a 39% tax rate.

Liquidity and Capital Resources

Our February 24, 2007, balance sheet, with minimal borrowings on our revolving line of credit and a sizeable investment portfolio, remains strong and continues to bolster our retail growth strategy, which includes entering into operating leases and lease and loan guarantees for our BFD licensees. Our primary sources of funds in the first quarters of 2007 and 2006 have been income from investments, including dividends from IHFC. Cash was primarily used in the first quarters of 2007 and 2006 to fund operations and pay dividends.

At February 24, 2007, we had $5,000 outstanding with $20,678 available under our revolving credit facility. As this facility expires on November 30, 2007, amounts outstanding at February 24, 2007 have been presented as a current liability. We expect to renew this facility or have another facility in place prior to the expiration date.

16 of 23

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2007

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The current ratio as of February 24, 2007, and November 25, 2006, respectively, was 2.21 to 1 and 2.43 to 1. Working capital at February 24, 2007, was $59,582 compared to $62,204 at November 25, 2006.

Cash used in operating activities was $3,757 and $3,844 for the quarters ended February 24, 2007 and February 25, 2006, respectively. Cash used in operations for the first quarter of 2007 was primarily driven by the net loss and increases in accounts receivable partially offset by reductions in inventories. Cash used in operations for the first quarter of 2006 was primarily driven by increases in accounts receivable and inventories partially offset by increases in accruals and payables.

Accounts receivable increased $4,348 during the first quarter of 2007 compared to an increase of $2,755 in the first quarter of 2006. During 2007 and 2006, traffic and retail sales trends negatively impacted our licensees’ cash flow and in turn the timing of our wholesale collections. These trends, if not reversed, could potentially impact future operating performance. We evaluate the collectibility of our accounts receivable from our licensees on a quarterly basis. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivable and is adjusted accordingly based on historical experience, current developments and economic trends.

Investing activities provided $7,380 of cash during the first quarter of 2007 compared to a cash usage of $1,472 in the first quarter of 2006. The Company sold a net $4.0 million of its investment portfolio during 2007 to fund operations and our dividend payment. During the quarter ended February 24, 2007, we also completed the sale of the Macon plant receiving net cash proceeds of $1,009.

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

Net cash used in financing activities was $1,218 for first quarter of 2007, compared to net cash provided by financing activities of $2,719 for the first quarter of 2006. This change is primarily due to the $1,000 in borrowings for the quarter ended February 24, 2007 as compared to $5,000 in borrowings for the quarter ended February 25, 2006.

Our condensed consolidated financial statements are prepared on the basis of historical cost and are not intended to show the impact of inflation or changing prices. Neither inflation nor changing prices has had a material impact on our consolidated financial position or results of operations in prior years.

We currently anticipate that manufacturing capital spending for fiscal 2007 will approximate $3,300, primarily for machinery and equipment and information technology related to our initiative to develop e-commerce capabilities in 2007 and 2008. Capital spending for retail real estate is expected to be approximately $3,400 in 2007 largely for store build-outs related to our new prototype. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to our rate of growth, our operating results and any other adjustments in our operating plan needed in response to competition, acquisition opportunities or unexpected events. We believe that our existing cash and investment portfolio, and our borrowing capacity, together with cash provided by operations, will be more than sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

17 of 23

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2007

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of both Company-owned and licensee BFD stores. We have guaranteed certain lease obligations of licensee operators of the BFD stores, as part of our retail expansion strategy. We also have guaranteed loans of certain of our BFD dealers to finance initial inventory packages for these stores. See Note 8 to our condensed consolidated financial statements for further discussion of operating leases, lease guarantees and loan guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

18 of 23

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2007

(Dollars in thousands except share and per share data)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk for changes in market prices of our various types of investments. Our investments include marketable securities and an investment partnership. These investments are expected to be utilized to support our retail growth strategy and potential acquisitions. We do not use these securities for trading purposes and are not party to any leveraged derivatives.

Our marketable securities portfolio, which totaled $26,093 at February 24, 2007, is diversified among eight different money managers and over twenty different medium to large capitalization interests. Although there are no maturity dates for our equity investments, we plan to liquidate our current marketable securities portfolio as needed to fund operations and any future growth strategies. Maturity dates on other investments in the portfolio range from one to six years.

The Bassett Industries Alternative Asset Fund L.P (BIAAF) was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of BIAAF. We and the General Partner are the only two partners. The objective of BIAAF is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In general, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in BIAAF, which totaled $50,194 at February 24, 2007, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to BIAAF is limited to the amount of BIAAF’s investment in each of the funds.

We account for our investment in BIAAF by marking it to market value each month based on the estimated underlying net asset values provided by the General Partner. The hedge funds and portfolio managers provide the General Partner with estimated net asset values on a monthly basis that represent the amount the partnership would receive if it were to liquidate its investments in the invested funds. BIAAF may redeem part of its investments as of the end of each quarter or calendar year, with no less than 45 days prior written notice.

19 of 23

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2007

(Dollars in thousands except share and per share data)

Item 4.	CONTROLS AND PROCEDURES

As described in Item 9A. Controls and Procedures in our 2006 Form 10-K, our CEO (principal executive officer) and CFO (principal financial officer) concluded that our Disclosure Controls were not effective as of November 25, 2006, due to the lack of sufficient management control processes and accounting personnel to ensure that certain non-routine transactions are properly accounted for and disclosed. This control deficiency resulted in restatements of previously issued financial statements including those for the quarter ended February 25, 2006 contained in this Form 10-Q. Our plan, as described in the 2006 Form 10-K, to remediate this deficiency includes the following:

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

Although we believe the execution of this plan will improve our systems of disclosure controls, there can be no assurance at this time that the plan will effectively remediate the deficiency described above.

Our CEO and CFO have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation and the fact that the Company is in the midst of implementing its remediation plan, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of February 24, 2007, due to the lack of sufficient management control processes and accounting personnel to ensure that certain non-routine transactions are properly accounted for and disclosed. There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. On March 1, 2007, the Company hired a Corporate Controller with over 21 years experience in general accounting and financial reporting who assisted with the financial close and reporting for the quarter ended February 24, 2007. The Company is currently developing improved processes for the review, research and evaluation of non-routine transactions and estimates.

20 of 23

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2007

(Dollars in thousands except share and per share data)

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements are listed in our Annual Report on Form 10-K for fiscal 2006 and include:

•	competitive conditions in the home furnishings industry

•	general economic conditions

•	overall consumer demand for home furnishings

•	BFD store openings

•	BFD store closings and the profitability of BFD stores (independent licensees, Company-owned retail stores and partnership licensees)

•	ability to implement our Company-owned retail strategies and realize the benefits from such strategies as they are implemented

•	fluctuations in the cost and availability of raw materials, labor and sourced products (including foam and certain petroleum based products)

•	results of marketing and advertising campaigns

•	information and technology advances

•	ability to execute new global sourcing strategies

•	performance of our marketable securities portfolio and our investment in BIAAF

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•	effects of profit improvement initiatives in our domestic wood operations

•	continued profitability of our unconsolidated affiliated companies, particularly IHFC

21 of 23

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2007

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 26 - December 30, 2006	—	n/a	—	$8,252
December 31, 2006 - January 27, 2007	—	n/a	—	$8,252
January 28 - February 24, 2007	—	n/a	—	$8,252

(1)	The Company’s Board of Directors has authorized the repurchase of up to $40,000,000 in Company stock. This repurchase plan was announced on June 23, 1998.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 6.	EXHIBITS

a.	Exhibits:

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

22 of 23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H. Spilman, Jr.
Robert H. Spilman, Jr., President and Chief Executive Officer
April 5, 2007

/s/ Barry C. Safrit
Barry C. Safrit, Senior Vice President and Chief Financial Officer
April 5, 2007

23 of 23