Form 10-Q
period 2007-05-26
BASSETT FURNITURE INDUSTRIES INC
filed 2007-07-05
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 26, 2007, 11,803,134 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 30

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED MAY 26, 2007 AND MAY 27, 2006 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Six Months Ended
	May 26, 2007	As restated May 27, 2006	May 26, 2007	As restated May 27, 2006
Net sales	$75,432	$87,663	$148,852	$174,152
Cost of sales	51,486	59,887	102,595	119,038

Gross profit	23,946	27,776	46,257	55,114

Selling, general and administrative	26,058	26,706	51,882	52,846
Restructuring and asset impairment charges	1,935	—	5,544
Lease exit costs	1,934	—	1,934	—

Income (loss) from operations	(5,981)	1,070	(13,103)	2,268

Other income, net	2,782	2,780	3,692	4,553

Income (loss) before income taxes	(3,199)	3,850	(9,411)	6,821

Income tax (provision) benefit	779	(1,017)	2,804	(1,808)

Net income (loss)	$(2,420)	$2,833	$(6,607)	$5,013

Retained earnings-beginning of period	144,982	155,370	151,535	155,555
Cash dividends	(2,361)	(2,363)	(4,727)	(4,728)

Retained earnings-end of period	$140,201	$155,840	$140,201	$155,840

Basic earnings (loss) per share	$(0.20)	$0.24	$(0.56)	$0.42

Diluted earnings (loss) per share	$(0.20)	$0.24	$(0.56)	$0.42

Dividends per share	$0.20	$0.20	$0.40	$0.40

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 30

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 26, 2007 AND NOVEMBER 25, 2006

(In thousands)

	(Unaudited) May 26, 2007	November 25, 2006
Assets
Current assets
Cash and cash equivalents	$7,347	$6,051
Accounts receivable, net	39,922	38,253
Inventories	42,712	48,880
Deferred income taxes	6,047	6,391
Assets held for sale	—	1,091
Other current assets	10,435	6,812

Total current assets	106,463	107,478

Property and equipment
Cost	165,784	169,100
Less accumulated depreciation	113,242	110,175

Property and equipment, net	52,542	58,925

Investments	79,120	78,617
Retail real estate	32,573	33,501
Notes receivable, net	14,377	13,391
Other	19,781	18,025

	145,851	143,534

Total assets	$304,856	$309,937

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$18,704	$16,927
Customer deposits	7,975	8,310
Short-term revolving debt	5,000	—
Other accrued liabilities	21,221	18,323

Total current liabilities	52,900	43,560

Long-term liabilities
Post employment benefit obligations	15,124	15,263
Long-term revolving debt	—	4,000
Real estate notes payable	19,188	19,522
Distributions in excess of affiliate earnings	11,551	11,726
Other long-term liabilities	1,560	—

	47,423	50,511

Commitments and Contingencies

Stockholders’ equity
Common stock	59,016	59,018
Retained earnings	140,201	151,535
Additional paid-in-capital	2,002	1,993
Accumulated other comprehensive income	3,314	3,320

Total stockholders' equity	204,533	215,866

Total liabilities and stockholders’ equity	$304,856	$309,937

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 30

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 26, 2007 AND MAY 27, 2006 – UNAUDITED

(In thousands)

	Six Months Ended
	May 26, 2007	As restated May 27, 2006
Operating activities:
Net income (loss)	$(6,607)	$5,013
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,779	4,444
Equity in undistributed income of investments and unconsolidated affiliated companies	(5,027)	(5,404)
Provision for restructuring and asset impairment costs	5,544	—
Provision for lease exit costs	1,934	—
Realized income from investments	(1,496)	(1,643)
Net loss from sales of property and equipment	33	—
Provision for losses on trade accounts receivable	1,388	1,680
Deferred income taxes	(724)	398
Changes in post employment benefit obligations	55	(265)
Cash received on licensee notes for operating activities	34	20
Changes in operating assets and liabilities (exclusive of assets acquired in business combinations)
Accounts receivable	(7,853)	(5,431)
Inventories	7,002	(4,816)
Other current assets	(3,574)	1,231
Accounts payable and accrued liabilities	3,028	(1,774)

Net cash used in operating activities	(1,484)	(6,547)

Investing activities:
Purchases of property and equipment	(844)	(2,284)
Purchases of retail real estate	—	(3,344)
Proceeds from sales of property and equipment	1,069	1,694
Proceeds from sales of investments	11,042	12,088
Purchases of investments	(6,987)	(7,636)
Dividends from an affiliate	2,811	2,811
Proceeds from sale of certain assets of Weiman division	—	1,300
Net cash received (paid) on licensee notes	699	(1,933)
Other, net	(48)	(248)

Net cash provided by investing activities	7,742	2,448

Financing activities:
Borrowings under revolving credit facility	1,000	8,000
Repayments of long-term debt	(770)	(201)
Repayments of real estate notes payable	(334)	(247)
Issuance of common stock	348	397
Repurchases of common stock	(476)	(910)
Cash dividends	(4,730)	(4,728)

Net cash provided by (used in) financing activities	(4,962)	2,311

Change in cash and cash equivalents	1,296	(1,788)
Cash and cash equivalents - beginning of period	6,051	7,109

Cash and cash equivalents - end of period	$7,347	$5,321

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2007

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

As more fully discussed in our 2006 Form 10-K, the fiscal 2006 quarterly financial information was restated based on our review of the accounting treatment associated with our acquisition of three retail licensee operations in fiscal 2005 and the classification of certain notes receivable activity in the statement of cash flows. The effects of those restatements on the financial statements for the quarter and six months ended May 27, 2006 included herein are summarized below:

	Increase (Decrease)
	Quarter Ended May 27, 2006	Six Months Ended May 27, 2006
Gross profit	$(212)	$(549)
Operating income	(85)	(302)
Net income	(52)	(182)

Cash flow from operations		$1,933
Cash flow from investing activities		(1,933)

Note 2. Interim Financial Presentation:

All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The results of operations for the quarter and six months ended May 26, 2007, are not necessarily indicative of results for the fiscal year. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 25, 2006.

Certain amounts in the 2006 financial statements have been reclassified to more closely conform with the 2007 presentation.

6 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2007

(Dollars in thousands except share and per share data)

Note 3. Inventories:

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method. During the quarter and six months ended May 26, 2007 and May 25, 2006, we liquidated certain LIFO inventories which decreased cost of sales as follows:

	May 26, 2007	May 27, 2006
Quarter ended	$1,067	$600
Six months ended	1,917	1,200

Inventories were comprised of the following:

	May 26, 2007	November 25, 2006
Finished goods	$30,094	$34,159
Work in process	677	987
Raw materials and supplies	7,869	10,111
Retail merchandise	13,173	14,472

Total inventories at FIFO	51,813	59,729
LIFO adjustment	(9,101)	(10,849)

	$42,712	$48,880

Note 4. Unconsolidated Affiliated Companies:

The International Home Furnishings Center (“IHFC”) owns and leases out floor space in a showroom facility in High Point, North Carolina. We owned 46.9% of IHFC at May 26, 2007, and May 27, 2006, and accounted for the investment using the equity method since we do not maintain operating control of IHFC. Our investment reflects a credit balance of $11,551 and $11,726 at May 26, 2007, and November 25, 2006, respectively, which is reflected in the liabilities section in the accompanying consolidated balance sheets as “distributions in excess of affiliate earnings.” Based on current and expected future earnings of IHFC, we believe the market value of this investment is positive and substantially greater than its negative book value of $11,551 at May 26, 2007. This negative book value resulted from IHFC’s refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners. We recorded income and received dividends from IHFC as follows:

	Quarter ended		Six months ended
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
Income recorded	$1,659	$1,862	$2,986	$3,096
Dividends received	—	2,811	—	2,811

Summarized unaudited income statement information for IHFC for its first six months of 2007 and 2006, respectively, is as follows:

	2007	2006
Revenue	$22,763	$22,814
Operating income	14,782	14,998
Net income	6,373	6,607

In addition to our investment in IHFC, we have a 49% ownership interest in Zenith Freight Lines, LLC (“Zenith”) and we recorded the following income (loss) in other income, net in our condensed consolidated statements of operations and retained earnings:

	Quarter ended		Six months ended
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
Income (loss) in other income	$67	$85	$(120)	$125

7 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2007

(Dollars in thousands except share and per share data)

On February 28, 2007, we entered into an agreement with BFD Northeast, LLC (“BFDNE”) whereby we contributed our 30% interest in BFDNE to BFDNE in exchange for certain assets (primarily inventory and leasehold improvements) of BFDNE’s two stores in Boston, Massachusetts with an estimated fair value of $2,031, and the assumption of $770 of BFDNE’s outstanding bank debt. As part of the transaction, we also restructured amounts BFDNE previously owed us including converting $3,400 of accounts receivable into a long-term note receivable. As part of the purchase price allocation, we utilized existing accounts and notes receivable bad debt reserves. No goodwill or identified intangible assets were recorded as part of this transaction. The consolidated results include the operations of these two stores since March 1, 2007.

Prior to the BFDNE transaction, we accounted for our 30% investment in BFDNE on the equity method. Accordingly, we recorded the following losses in other income, net in our condensed consolidated statements of operations and retained earnings:

	Quarter ended		Six months ended
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
Losses in other income, net	$—	$(423)	$(595)	$(660)

Note 5. Real Estate Notes Payable and Other Long-Term Debt:

Certain of our retail real estate properties have been financed through commercial mortgages which are payable over periods of four to twenty years and have interest rates ranging from 6.73% to 9.18%. These mortgages are collateralized by the respective properties with net book values totaling approximately $25,802 at May 26, 2007. The current portion of these mortgages, $645 and $622 as of May 26, 2007, and November 25, 2006, respectively, has been included as a current liability in other accrued liabilities in the accompanying consolidated balance sheets. The long-term portion, $19,188 and $19,522 as of May 26, 2007, and November 25, 2006, respectively, is presented as real estate notes payable in the consolidated balance sheets.

We amended our existing revolving credit facility in November 2005 by extending the agreement by one year and amending certain covenants. The credit facility provides for borrowings of up to $40,000 at a variable interest rate of LIBOR plus 1.5% (6.82% on May 26, 2007). The facility is secured by substantially all of our receivables and inventories. Borrowings under the facility, which matures November 30, 2007, totaled $5,000 and $4,000 at May 26, 2007, and November 25, 2006, respectively. Due to the maturity date, amounts as of May 26, 2007 are presented as a current liability in the consolidated balance sheet. We expect to renew the facility or have another facility in place prior to the maturity date. After coverage for letters of credit and certain loan guarantees, we had $20,812 available for borrowing under the facility at May 26, 2007.

Note 6. Comprehensive Income:

For the quarters ended May 26, 2007, and May 27, 2006, total comprehensive income (loss) was ($2,122) and $2,070, respectively. For the six months ended May 26, 2007 and May 27, 2006, total comprehensive income (loss) was ($6,613) and $4,492, respectively. Changes in accumulated other comprehensive income for the quarters and six months ended May 26, 2007 and May 27, 2006 are as follows:

	Quarter ended		Six months ended
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
Balance at beginning of period	$3,016	$2,894	$3,320	$2,652
Unrealized holding gains (losses), net of tax	296	(763)	(10)	(521)
Amortization of minimum pension liability	2	—	4	—

Balance at end of quarter	$3,314	$2,131	$3,314	$2,131

8 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2007

(Dollars in thousands except share and per share data)

Note 7. Restructuring and asset impairment charges:

During the first quarter of 2007, we made the decision to cease operations at our wood manufacturing facility in Bassett, Va. The closure of the 323,000 square foot facility was completed during June of 2007 and affected approximately 280 employees or 15 percent of the Company’s workforce. The Company will source the majority of the products previously produced at this facility from overseas suppliers, continue to produce certain custom bedroom products domestically and discontinue providing certain slower selling items. As a result of this decision, we recorded a $3,609 charge in the first quarter of 2007 to writedown the value of the plant and equipment and a $960 charge in the second quarter of 2007 for severance benefits. As of May 26, 2007, we have disbursed $491 leaving $469 to be paid primarily during the third quarter of 2007.

During the second quarter of 2007, we also reduced our leased showroom space in the International Home Furnishings Center by approximately 60%. Accordingly, we recorded a $975 charge to writeoff the net book value of the corresponding capitalized tenant improvements. Beginning in May of 2007, we began incurring reduced rental expenses for the remaining showroom space.

Note 8. Lease exit costs:

As part of our expense reduction initiatives, we concluded during the second quarter of 2007 that three of our leased store locations would no longer be used by us as retail furniture locations. In accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we recorded a $1,934 charge to recognize the fair value of the future obligations associated with the leases. We have finalized a sublease agreement for one of the stores thereby reducing our future cash outlays. Although no sublessees have been identified for the other two store leases, we are actively marketing these locations.

Note 9. Contingencies:

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of licensee-owned BFD stores. We had obligations of $101,956 and $96,765 at May 26, 2007 and November 25, 2006, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. As part of the expansion strategy for our BFD program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $13,432 and $20,566 at May 26, 2007, and November 25, 2006, respectively.

We have also guaranteed loans to certain of our BFD licensees to finance initial inventory packages for those stores. The total contingent liabilities with respect to these loan guarantees as of May 26, 2007, and November 25, 2006, were $10,052 and $10,047, respectively.

9 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2007

(Dollars in thousands except share and per share data)

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at May 26, 2007, and November 25, 2006, were $313 and $410, respectively, and are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.

Note 10. Post Employment Benefit Obligations:

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers two current and certain former executives. The liability for this plan was $11,632 and $11,730 as of May 26, 2007 and November 25, 2006, respectively, and is included in post employment benefit obligations in the consolidated balance sheet.

	Quarter Ended		Six Months Ended
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
Components of Net Periodic Pension Cost:
Service cost	$25	$22	$50	$44
Interest cost	169	158	338	316
Amortization of transition obligation	11	11	22	22
Amortization of unrecognized actuarial loss	3	—	6	—

Net periodic pension cost	$208	$191	$416	$382

We have an unfunded Deferred Compensation Plan that covers two current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $113 and $112 for the first quarter of 2007 and 2006 and $226 and $224 for the six months ended May 26, 2007 and May 27, 2006, respectively. Our liability under this plan was $3,492 and $3,533 as of May 26, 2007 and November 25, 2006, respectively, and is reflected in post employment benefit obligations.

10 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2007

(Dollars in thousands except share and per share data)

Note 11. Earnings per share:

The following reconciles basic and diluted earnings per share:

	Net Income (Loss)	Weighted Average Shares		Earnings (loss) per share
For the quarter ended May 26, 2007:
Net income (loss)	$(2,420)	11,816,968		$(0.20)
Add effect of dilutive securities:
Options	—	—	*	—

Diluted earnings (loss) per share	$(2,420)	11,816,968		$(0.20)

For the quarter ended May 27, 2006 (as restated):
Net income	$2,833	11,822,514		$0.24
Add effect of dilutive securities:
Options	—	118,880		—

Diluted earnings per share	$2,833	11,941,394		$0.24

For the six months ended May 26, 2007:
Net income (loss)	$(6,607)	11,814,476		$(0.56)
Add effect of dilutive securities:
Options	—	—	*	—

Diluted earnings per share	$(6,607)	11,814,476		$(0.56)

For the six months ended May 27, 2006 (as restated):
Net income	$5,013	11,818,942		$0.42
Add effect of dilutive securities:
Options	—	118,688		—

Diluted earnings per share	$5,013	11,937,630		$0.42

*	Due to the net loss, the potentially dilutive securities would have been antidilutive and are therefore excluded.

Options to purchase approximately 1,342,000 and 715,000 shares of common stock at May 26, 2007 and May 27, 2006, respectively, were excluded from the computation as their effect is antidilutive.

Note 12. Sale of Macon Plant:

During the first quarter of 2007, we completed the sale of the Macon plant which was previously recorded in assets held for sale. Net cash proceeds, which were all received in the first quarter of 2007, were $1,009.

Note 13. Segment Information:

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

11 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2007

(Dollars in thousands except share and per share data)

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

The following table presents our segment information:

	Quarter Ended		Six Months Ended
		(As restated)		(As restated)
	May 26, 2007	May 27, 2006	May 26, 2007	May 27, 2006
Net Sales
Wholesale	$63,388	$75,401	$125,734	$151,729
Retail	21,909	20,927	43,092	42,803
Inter-company elimination	(9,865)	(8,665)	(19,974)	(20,380)

Consolidated	$75,432	$87,663	$148,852	$174,152

Income (loss) from Operations
Wholesale	$377	$3,443	$(783)	$6,888
Retail	(2,749)	(2,587)	(5,125)	(4,709)
Inter-company elimination	260	214	283	89
Restructuring, asset impairment and lease exit costs	(3,869)	—	(7,478)	—

Consolidated	$(5,981)	$1,070	$(13,103)	$2,268

Depreciation and Amortization
Wholesale	$1,317	$1,379	$2,736	$2,962
Retail	534	455	975	662
Investments/real estate	600	384	1,068	820

Consolidated	$2,451	$2,218	$4,779	$4,444

Capital Expenditures
Wholesale	$443	$836	$627	$2,097
Retail	183	79	217	187
Investments/real estate	—	1,686	—	3,344

Consolidated	$626	$2,601	$844	$5,628

Identifiable Assets	As of May 26, 2007	As of November 25, 2006
Wholesale	$142,793	$147,261
Retail	50,371	50,558
Investments/real estate	111,692	112,118

Consolidated	$304,856	$309,937

12 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 26, 2007

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

In the first half of 2007, two stores in the BFD network were opened and three were closed. There were 133 stores in operation at May 26, 2007, 29 of which we own and consolidate. Overall retail conditions and the Company’s initiative to develop a new store prototype have temporarily slowed store count growth. We expect to open one company-owned store and two licensee-owned stores over the remainder of the year.

An important component of our retail strategy and our balance sheet is retail real estate. We expect to continue to invest in high quality retail real estate as the BFD program continues to expand, and we may, on a selective basis, continue to provide various forms of assistance to procure retail real estate for BFD licensees, including lease/sub-lease arrangements and lease guarantees.

The furniture industry continues to experience a rapid shift from traditional domestic manufacturing to offshore sourcing in lower cost markets, primarily China and the Pacific Rim countries. This shift in sourcing has resulted in downward pressure on retail prices and reductions in traditional channels of sales distribution, as many retailers can source their own products rather than relying on a traditional domestic manufacturer to supply goods. During the first quarter of 2007, we made the decision to close another large wood manufacturing facility, our plant located in Bassett, Virginia. This action resulted in reductions in headcount of approximately 280 employees and leaves us with one small wood assembly plant in Martinsville, Va. and an upholstery manufacturing plant in Newton, NC. We have closed and consolidated seven wood factories over the past six years. We strive to provide our customers with home furnishings at competitive prices, and with that goal in mind, will continue to evaluate the cost effectiveness of domestic production on a product by product basis.

13 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 26, 2007

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We define imported product as fully finished product that is sourced internationally. During the first six months of 2007, 46% of our wholesale sales were of imported product compared to 44% in the first six months of 2006. Our domestic product includes certain products that contain components which are also sourced internationally. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with importing certain product categories and major collections, provides the best combination of value and quality to our customers.

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

Key marketing initiatives for Bassett during the first six months of 2007 included the mailing of our spring 2007 catalog and the production of a new series of television commercials that began airing in April. The catalog better defines and enhances Bassett’s brand image while explaining to our consumers our product and service capabilities. The new television advertisements present the Bassett brand as a choice for an enhanced lifestyle. In addition to the catalog and television advertisements, the Company has several other marketing and merchandising initiatives underway including product introductions centered around the Company’s core middle price point category and the development of a new store prototype. We believe the reception of our dealers to these new sharper value products and the components of the store prototype, both on display at the March High Point Market, was very positive.

For the remainder of 2007, our primary areas of focus are wholesale cost reductions and retail sales improvement. With the closure of the Bassett plant and a corresponding shift to more imported products, we believe wholesale operating income will increase $3.0 to $4.0 million in 2008 after factoring in expected sales reductions. We also have targeted $3.0 to $4.0 million of annualized wholesale operating expenses, primarily in the areas of marketing, distribution and sales and administrative support, that we are currently in the process of reducing. Amidst an extremely challenging retail environment, we must drive improvement in our retail segment’s results which should drive sales improvement in our wholesale segment. We are squarely focused on selling more furniture in our Bassett Furniture Direct stores. This enterprise-wide effort involves every aspect of our Company – merchandising, marketing, operations, recruiting, training and information technology. We have developed a financial plan aimed at reducing our retail losses to a breakeven level within three years.

14 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 26, 2007

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As more fully discussed in our 2006 Form 10-K, the fiscal 2006 quarterly financial information was restated based on our review of the accounting treatment associated with our acquisition of three retail licensee operations in fiscal 2005 and the classification of certain notes receivable activity in the statement of cash flows. The effects of those restatements on the financial statements for the quarter and six months ended May 27, 2006 included herein are summarized below:

	Increase (Decrease)
	Quarter Ended May 27, 2006	Six Months Ended May 27, 2006
Gross profit	$(212)	$(549)
Operating income	(85)	(302)
Net income	(52)	(182)

Cash flow from operations		$1,933
Cash flow from investing activities		(1,933)

Results of Operations – Quarter and Six Months ended May 26, 2007 compared with the Quarter and Six Months ended May 27, 2006

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating income (loss) were as follows for the periods ended May 26, 2007, and May 27, 2006:

	Quarter Ended				Six Months
			(As restated)				(As restated)
	May 26, 2007		May 27, 2006		May 26, 2007		May 27, 2006
Net sales	$75,432	100.0%	$87,663	100.0%	$148,852	100.0%	$174,152	100.0%
Gross profit	23,946	31.7%	27,776	31.7%	46,257	31.1%	55,114	31.6%
SG&A	26,058	34.5%	26,706	30.5%	51,882	34.9%	52,846	30.3%
Restructuring and asset impairment charges	1,935	2.6%	—	0.0%	5,544	3.7%	—	0.0%
Lease exit costs	1,934	2.6%	—	0.0%	1,934	1.3%	—	0.0%

Operating income (loss)	$(5,981)	-7.9%	$1,070	1.2%	$(13,103)	-8.8%	$2,268	1.3%

On a consolidated basis, we reported net sales for the second quarter of 2007 of $75,432, a decrease of $12,231 or 14.0% from sales levels attained in the second quarter of 2006. We reported net sales for the six months ended May 26, 2007 of $148,852, a decrease of $25,300 or 14.5% as compared to the comparable period in 2006. The shortfall is primarily due to continued soft furniture retail conditions which have impacted wholesale shipments. The decline against the same period last year was also partially due to the sale of the Company’s Weiman operation at the end of April 2006. Reference Note 13 to the condensed consolidated financial statements for the segment breakdown of wholesale, retail, and inter-company sales for all periods presented.

Segment Information

We have strategically aligned our business into three reportable segments: Wholesale, Retail and Investments/Real Estate. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BFD stores (licensee-owned stores and Company-owned retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both corporate and licensee owned stores. During the second quarter of 2006, we sold our contemporary furniture business (Weiman), which was previously included in this segment.

15 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 26, 2007

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

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

	Quarter Ended				Six Months
	May 26, 2007		(As restated) May 27, 2006		May 26, 2007		(As restated) May 27, 2006
Net sales	$63,388	100.0%	$75,401	100.0%	$125,734	100.0%	$151,729	100.0%

Gross profit	14,229	22.4%	18,073	24.0%	27,544	21.9%	35,808	23.6%
SG&A	13,852	21.9%	14,630	19.4%	28,327	22.5%	28,920	19.1%

Operating income (loss)	$377	0.6%	$3,443	4.6%	$(783)	-0.6%	$6,888	4.5%

On a wholesale basis, we had net sales of $63,388 for the second quarter of 2007, 15.9% below the second quarter of 2006. Net sales for the six months ended May 26, 2007 were $125,734, 17.1% below the corresponding period in 2006. For the first six months of 2007, 72% of wholesale shipments were to BFDs compared to 69% in the first six months of 2006. Additionally, approximately 46% of wholesale shipments were imported products as compared to 44% in the first six months of 2006. Sales for the second quarter and the first six months of 2007 were lower than 2006 levels due to the continued overall soft retail conditions. Upholstery operating earnings remain strong due to the retail acceptance of our custom programs and the new fabrics introduced over the past several years. Reference Note 13 to the condensed consolidated financial statements for the segment breakdown of wholesale, retail, and inter-company sales for all periods presented.

Gross margins for the second quarter of 2007 decreased 1.6 percentage points compared to the second quarter of 2006. Gross margins for the first six months of 2007 decreased 1.7 percentage points compared to the 2006. The gross margin decrease was primarily driven by lower sales volumes, an unfavorable mix within our imported wood products and costs associated with the closing of the Bassett plant. Margins for the upholstery operation were slightly improved for the second quarter of 2007 as compared to 2006 and flat for the six months of 2007 as compared to 2006. Additionally, margins were positively impacted by lower domestic wood inventory levels which led to reductions in accompanying LIFO inventory reserves. With the closing of the Bassett wood plant, our domestic wood inventory levels will continue to decrease while our import levels will increase. Our import inventories are valued on the first-in, first-out method (FIFO).

While wholesale SG&A as a percentage of sales increased 2.5 percentage points, SG&A in dollars decreased $778 in the second quarter of 2007 as compared to the second quarter of 2006. SG&A as a percentage of sales increased 3.4 percentage points for the six months of 2007 as compared to 2006. This increase as a percentage of sales is primarily due to the fixed nature of many of the costs being spread over the lower sales amounts. In addition, we incurred increased spending associated with the development and distribution of the spring catalog, the development of the new store prototype, additional television advertising and the addition of new retail management personnel.

16 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 26, 2007

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivables and is adjusted accordingly based on historical experience, current business levels, individual developments with certain licensees and economic trends. We recorded $703 and $840 of provision for losses on accounts receivable in the second quarters of 2007 and 2006 and $1,388 and $1,680 in the first six months of 2007 and 2006, respectively, to cover any potential losses that may arise.

Wholesale Shipments

	Quarter Ended				Six Months
	May 26, 2007		May 27, 2006		May 26, 2007		May 27, 2006
Wood	$34,599	54.6%	$43,364	57.5%	$69,960	55.6%	$87,602	57.7%
Upholstery	28,203	44.5%	30,754	40.8%	54,667	43.5%	61,250	40.4%
Other	586	0.9%	1,283	1.7%	1,107	0.9%	2,877	1.9%

Total	$63,388	100%	$75,401	100%	$125,734	100%	$151,729	100%

Retail Segment – Company-Owned Retail Stores

	Quarter Ended				Six Months
	May 26, 2007		(As restated) May 27, 2006		May 26, 2007		(As restated) May 27, 2006
Net sales	$21,909	100.0%	$20,927	100.0%	$43,092	100.0%	$42,803	100.0%

Gross profit	9,457	43.2%	9,428	45.1%	18,429	42.8%	18,757	43.8%
SG&A	12,206	55.7%	12,015	57.4%	23,554	54.7%	23,466	54.8%

Operating income (loss)	$(2,749)	-12.5%	$(2,587)	-12.4%	$(5,125)	-11.9%	$(4,709)	-11.0%

During the second quarter of 2007, we entered into an agreement whereby we contributed our 30% interest in BFD Northeast, LLC (“BFDNE”) to BFDNE in exchange for certain assets of BFDNE’s two stores in Boston, Massachusetts and the right to operate those stores. The operating results of those two stores have been included in the retail operating results since March 1, 2007.

Bassett’s 29 corporate stores continued to experience soft conditions at retail with sales increases primarily being generated by the addition of the two Boston stores. Gross margins for the second quarter of 2007 were 1.9 percentage points below 2006. Gross margins for the first six months of 2007 were 1.0 percentage point below 2006. Gross margins were down primarily due to pricing and promotion actions to increase unit sales. We expect margins should increase 2 to 3 percentage points for the remainder of the year through the implementation of new pricing strategies.

Retail segment SG&A increased $191 in the second quarter of 2007 as compared to 2006 with SG&A as percentage of sales decreasing by 1.7 percentage points. Retail SG&A for the six month periods ended May 26, 2007 and May 27, 2006 was essentially flat. Although retail cost reduction activities reduced SG&A spending on a comparable store basis, SG&A was negatively impacted by the additional two Boston stores. We incurred larger losses due to the purchase agreement allowing for the seller to deliver all of the backlog for the stores as of February 28, 2007.

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

17 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 26, 2007

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We plan to utilize our Company-owned retail stores and selected licensee stores to develop best practices and drive the uniformity in our BFD program that we believe is key to the overall success of our BFD program. Our BFD store strategy is currently focused on developing a more uniform set of business practices to assist licensees in the operations of BFD stores and working with licensees to improve the profitability of their BFD stores. We have developed a financial plan aimed at reducing these retail losses to a breakeven level within three years.

Other Items Affecting Net Income

During the first quarter of 2007, we made the decision to cease operations at our wood manufacturing facility in Bassett, Va. The closure of the 323,000 square foot facility was completed during June of 2007 and affected approximately 280 employees or 15 percent of the Company’s workforce. The Company plans to source the majority of the products previously produced at this facility from overseas suppliers, to continue to produce certain custom bedroom products domestically and to discontinue providing certain slower selling items. As a result of this decision, we recorded an asset impairment charge of $3,609 in the first quarter of 2007. The Company also recorded a charge of $960 in the second quarter of 2007 for severance benefits associated with the plant closure.

During the second quarter of 2007, we also reduced our leased showroom space in the International Home Furnishings Center by approximately 60%. Accordingly, we recorded a $975 impairment charge to writeoff the net book value of the corresponding capitalized tenant improvements. We expect to recognize annual savings of approximately $700 for reduced rent and lower amortization of leasehold improvements.

As part of our expense reduction initiatives, we concluded during the second quarter of 2007 that three of our leased store locations would no longer be used by us as retail furniture locations. In accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we recorded a $1,934 charge to recognize the fair value of the future obligations associated with the leases. We have finalized a sublease agreement for one of the stores thereby reducing our future cash outlays. Although no sublessees have been identified for the other two store leases, we are actively marketing these locations. We expect to recognize reduced operating expenses of approximately $500 associated with these leases.

Other income, net, which includes income from investments, income from unconsolidated affiliated companies and expenses associated with retail real estate, was essentially flat in the quarter ended May 26, 2007 as compared to the quarter ended May 27, 2006 and decreased $861 for the six months ended May 26, 2007 as compared to the comparable period for 2006. This decrease is primarily due to slightly lower returns from the investment portfolio and higher net expenses associated with retail real estate.

The effective income tax rate was 24.4% and 26.4% in the second quarter of 2007 and 2006, respectively. The effective income tax rate was 29.8% and 26.5% for the six month periods of 2007 and 2006. The effective tax rate has been impacted by the $5,544 restructuring and asset impairment charges and the $1,934 lease exit costs which were taxed at a 39% effective rate. The effective tax rate for the second quarter has also been impacted by lower projected pretax income as compared to projections as of the end of the first quarter combined with the effect of certain income exclusions, primarily dividends received from our investment in IHFC.

Liquidity and Capital Resources

Our May 26, 2007, balance sheet, with only $5 million outstanding on our revolving line of credit and a sizeable investment portfolio, remains strong and continues to bolster our retail growth strategy, which includes entering into operating leases and lease and loan guarantees for our BFD licensees. Our primary sources of funds in the first six months of 2007 and 2006 have been income from investments, including dividends from IHFC. Cash was primarily used in the first six months of 2007 and 2006 to fund operations and pay dividends.

At May 26, 2007, we had $5,000 outstanding with $20,812 available under our revolving credit facility. As this facility expires on November 30, 2007, amounts outstanding at May 26, 2007 have been presented as a current liability. We expect to renew this facility or have another facility in place prior to the expiration date.

The current ratio as of May 26, 2007, and November 25, 2006, respectively, was 2.01 to 1 and 2.47 to 1. Working capital at May 26, 2007, was $53,563 compared to $63,918 at November 25, 2006.

18 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 26, 2007

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash used in operating activities was $1,484 and $6,547 for the six months ended May 26, 2007 and May 27, 2006, respectively. Cash used in operations for the first six months of 2007 was primarily driven by the net loss and lower collections on accounts receivable partially offset by reductions in inventories and increases in payables and other accruals largely due to improved working capital management. Cash used in operations for the first half of 2006 was primarily driven by increases in accounts receivable and inventories partially offset by increases in accruals and payables.

Accounts receivable increased $1,669 during the first six months of 2007 compared to an increase of $5,431 in the first six months of 2006. During 2007 and 2006, traffic and retail sales trends negatively impacted our licensees’ cash flow and in turn the timing of our wholesale collections. These trends, if not reversed, could potentially impact future operating performance and result in additional bad debt charges. As part of our workout plans with certain of our licenses, we also converted approximately $4,463 of trade accounts receivable to long-term interest bearing notes during the six months ended May 26, 2007. We evaluate the collectibility of our accounts and notes receivable from our licensees on a quarterly basis. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivables and is adjusted accordingly based on historical experience, current business levels, individual developments with certain licensees and economic trends.

Investing activities provided $7,742 of cash during the first six months of 2007 compared to $2,448 in the first six months of 2006. The Company sold a net $4,055 of its investment portfolio during 2007 to partially fund operations and shareholder dividend payments. During the quarter ended February 24, 2007, we also completed the sale of the Macon plant receiving net cash proceeds of $1,009.

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

Net cash used in financing activities was $4,962 for first six months of 2007, compared to net cash provided by financing activities of $2,311 for the first six months of 2006. This change is primarily due to only $1,000 in borrowings for the six months ended May 26, 2007 as compared to $8,000 in borrowings for the six months ended May 27, 2006.

Our condensed consolidated financial statements are prepared on the basis of historical cost and are not intended to show the impact of inflation or changing prices. Neither inflation nor changing prices has had a material impact on our consolidated financial position or results of operations in prior years.

We currently anticipate that manufacturing capital spending for fiscal 2007 will approximate $2,500, primarily for machinery and equipment and information technology related to our initiative to develop tri-channel commerce capabilities in 2008 and 2009. Capital spending for retail real estate is expected to be approximately $3,000 in 2007 largely for store build-outs related to our new prototype. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to our rate of growth, our operating results and any other adjustments in our operating plan needed in response to competition, acquisition opportunities or unexpected events. We believe that our existing cash and investment portfolio, and our borrowing capacity, together with cash provided by operations, will be more than sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of both Company-owned and licensee BFD stores. We have guaranteed certain lease obligations of licensee operators of the BFD stores, as part of our retail expansion strategy. We also have guaranteed loans of certain of our BFD dealers to finance initial inventory packages for these stores. See Note 9 to our condensed consolidated financial statements for further discussion of operating leases, lease guarantees and loan guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

19 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 26, 2007

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

20 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 26, 2007

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

Our marketable securities portfolio, which totaled $27,608 at May 26, 2007, is diversified among eight different money managers and over twenty different medium to large capitalization interests. Although there are no maturity dates for our equity investments, we plan to liquidate our current marketable securities portfolio as needed to fund operations and any future growth strategies. Maturity dates on other investments in the portfolio range from one to six years.

The Bassett Industries Alternative Asset Fund L.P (BIAAF) was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of BIAAF. We and the General Partner are the only two partners. The objective of BIAAF is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In general, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in BIAAF, which totaled $51,512 at May 26, 2007, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to BIAAF is limited to the amount of BIAAF’s investment in each of the funds.

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

21 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 26, 2007

(Dollars in thousands except share and per share data)

Item 4. Controls and Procedures:

As described in Item 9A. Controls and Procedures in our 2006 Form 10-K, our CEO (principal executive officer) and CFO (principal financial officer) concluded that our Disclosure Controls were not effective as of November 25, 2006, due to the lack of sufficient management control processes and accounting personnel to ensure that certain non-routine transactions were properly accounted for and disclosed. This control deficiency resulted in restatements of previously issued financial statements including those for the quarter and six months ended May 27, 2006 contained in this Form 10-Q. Our plan, as described in the 2006 Form 10-K, to remediate this deficiency included the following:

•	Strengthening the personnel in the corporate accounting department.

•	Improving the internal review process over significant non-routine transactions and estimates.

•	Improving the research and review of material transactions with alternative accounting treatments.

During the quarter ended May 26, 2007, we completed our remediation plan. On March 1, 2007, the Company hired a Corporate Controller with over 21 years experience in general accounting and financial reporting. Management also implemented a more rigorous quarterly balance sheet review process and a stronger internal review process over significant non-routine transactions and estimates and material transactions with alternative accounting treatments. As part of our on-going entity level controls, we will continue to monitor and assess the corporate accounting department to determine whether further strengthening is necessary.

Our CEO and CFO have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level. There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter, other than those described above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

22 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 26, 2007

(Dollars in thousands except share and per share data)

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements are listed in our Annual Report on Form 10-K for fiscal 2006 and include:

•	competitive conditions in the home furnishings industry

•	general economic conditions

•	overall retail traffic levels and consumer demand for home furnishings

•	BFD store openings

•	BFD store closings and the profitability of BFD stores (independent licensees and Company-owned retail stores)

•	ability to implement our Company-owned retail strategies and realize the benefits from such strategies as they are implemented

•	fluctuations in the cost and availability of raw materials, labor and sourced products (including fabrics from troubled suppliers)

•	results of marketing and advertising campaigns

•	information and technology advances

•	ability to execute new global sourcing strategies

•	performance of our marketable securities portfolio and our investment in BIAAF

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•	effects of profit improvement initiatives in our domestic wood operations

•	continued profitability of our unconsolidated affiliated companies, particularly IHFC

23 of 30

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

May 26, 2007

Part II—Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

	Total Number of Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 25, 2007 – March 31, 2007	—	n/a	—	$8,252
April 1, 2007 – April 28, 2007	23,600	$14.85	23,600	$7,902
April 29, 2007 – May 26, 2007	9,000	$13.95	9,000	$7,776

(1)	The Company’s Board of Directors has authorized the repurchase of up to $40,000,000 in Company stock. This repurchase plan was announced on June 23, 1998.

Item 4. Submission of Matters to a Vote of Security Holders:

The stockholders were asked to vote on two proposals at the Annual Meeting of Stockholders held on April 19, 2007: (1) election of eight directors and (2) ratification of the selection of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ended November 24, 2007.

The results of the votes by the stockholders were as follows:

(1) Election of Directors

	Voted For	Withheld
Peter W. Brown, M.D.	10,292,680	125,171

Paul Fulton	10,283,258	134,593

Howard H. Haworth	9,310,952	1,106,899

George W. Henderson, III	9,313,845	1,104,006

Dale C. Pond	9,269,322	1,148,529

Robert H. Spilman, Jr.	10,293,131	124,720

William C. Wampler, Jr.	10,322,753	95,098

William C. Warden, Jr.	9,295,961	1,121,890

(2) Ratification of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ended November 24, 2007: Voted for – 10,343,341; against – 68,921; abstained and broker non-votes- 5,889.

24 of 30

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

May 26, 2007

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

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H. Spilman, Jr.
Robert H. Spilman, Jr., President and Chief Executive Officer July 3, 2007

/s/ Barry C. Safrit
Barry C. Safrit, Senior Vice President and Chief Financial Officer July 3, 2007

26 of 30