Form 10-Q
period 2007-08-25
BASSETT FURNITURE INDUSTRIES INC
filed 2007-10-04
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 25, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At August 25, 2007, 11,806,334 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM		PAGE

	PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of August 25, 2007 (unaudited) and November 25, 2006 and for the quarter and nine months ended August 25, 2007 (unaudited) and August 26, 2006 (unaudited)

	Condensed Consolidated Statements of Operations and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

3.	Quantitative and Qualitative Disclosures About Market Risk	21

4.	Controls and Procedures	22

	PART II - OTHER INFORMATION

2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

4.	Submission of Matters to a Vote of Security Holders	24

6.	Exhibits	24

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED AUGUST 25, 2007 AND AUGUST 26, 2006-UNAUDITED

(In thousands except per share data)

	Quarter Ended		Nine Months Ended
	August 25, 2007	As restated August 26, 2006	August 25, 2007	As restated August 26, 2006
Net sales	$70,497	$77,560	$219,349	$251,712
Cost of sales	45,847	54,226	148,442	173,264

Gross profit	24,650	23,334	70,907	78,448
Selling, general and administrative	27,123	24,854	79,005	77,947
Restructuring and asset impairment charges	—	—	5,544	—
Lease exit costs	—	—	1,934	—

Income (loss) from operations	(2,473)	(1,520)	(15,576)	501
Other income, net	785	1,175	4,477	5,974

Income (loss) before income taxes	(1,688)	(345)	(11,099)	6,475
Income tax (provision) benefit	2,364	402	5,168	(1,405)

Net income (loss)	$676	$57	$(5,931)	$5,070
Retained earnings-beginning of period	140,201	155,840	151,535	155,555
Dividends declared	(2,362)	(2,360)	(7,089)	(7,088)

Retained earnings-end of period	$138,515	$153,537	$138,515	$153,537

Basic earnings (loss) per share	$0.06	$0.01	$(0.50)	$0.43

Diluted earnings (loss) per share	$0.06	$0.01	$(0.50)	$0.43

Dividends per share	$0.20	$0.20	$0.60	$0.60

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I-FINANCIAL INFORMATION-CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 25, 2007 AND NOVEMBER 25, 2006

(In thousands)

	(Unaudited) August 25, 2007	November 25, 2006
Assets
Current assets
Cash and cash equivalents	$4,360	$6,051
Accounts receivable, net	40,704	38,253
Inventories	44,049	48,880
Deferred income taxes	4,915	6,391
Assets held for sale	—	1,091
Other current assets	10,297	6,812

Total current assets	104,325	107,478

Property and equipment
Cost	155,225	169,100
Less accumulated depreciation	103,199	110,175

Property and equipment, net	52,026	58,925

Investments	78,193	78,617
Retail real estate	31,200	33,501
Notes receivable, net	14,296	13,391
Deferred income taxes	11,081	5,657
Other	13,429	12,368

	148,199	143,534

Total assets	$304,550	$309,937

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,954	$16,927
Customer deposits	7,594	8,310
Short-term revolving debt	6,000	—
Other accrued liabilities	20,915	18,323

Total current liabilities	53,463	43,560

Long-term liabilities
Post employment benefit obligations	15,051	15,263
Long-term revolving debt	—	4,000
Real estate notes payable	19,022	19,522
Distributions in excess of affiliate earnings	13,427	11,726
Other long-term liabilities	1,517	—

	49,017	50,511

Commitments and Contingencies
Stockholders’ equity
Common stock	59,032	59,018
Retained earnings	138,515	151,535
Additional paid-in-capital	2,100	1,993
Accumulated other comprehensive income	2,423	3,320

Total stockholders’ equity	202,070	215,866

Total liabilities and stockholders’ equity	$304,550	$309,937

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I-FINANCIAL INFORMATION-CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 25, 2007 AND AUGUST 26, 2006-UNAUDITED

(In thousands)

	Nine Months Ended
	August 25, 2007	As restated August 26, 2006
Operating activities:
Net income (loss)	$(5,931)	$5,070
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,864	6,886
Equity in undistributed income of investments and unconsolidated affiliated companies	(6,358)	(7,193)
Provision for restructuring and asset impairment costs	5,544	—
Provision for lease exit costs	1,934	—
Realized income from investments	(2,393)	(1,844)
Net loss from sales of property and equipment	33	—
Provision for losses on trade accounts receivable	2,205	2,633
Deferred income taxes	(3,693)	(238)
Changes in post employment benefit obligations	(18)	(407)
Cash received on licensee notes for operating activities	100	28
Changes in operating assets and liabilities (exclusive of assets acquired in business combinations)
Accounts receivable	(9,660)	(7,707)
Inventories	5,465	(1,897)
Other current assets	(3,283)	828
Accounts payable and accrued liabilities	2,487	(3,496)

Net cash used in operating activities	(6,704)	(7,337)

Investing activities:
Purchases of property and equipment	(2,842)	(2,712)
Purchases of retail real estate	(40)	(3,552)
Proceeds from sales of property and equipment	3,111	1,826
Proceeds from sales of investments	13,134	18,227
Purchases of investments	(8,590)	(11,678)
Dividends from an affiliate	6,091	6,559
Proceeds from sale of certain assets of Weiman division	—	1,300
Net cash received (paid) on licensee notes	920	(465)
Other, net	(322)	(304)

Net cash provided by investing activities	11,462	9,201

Financing activities:
Borrowings under revolving credit facility	2,000	5,000
Repayments of long-term debt	(770)	(372)
Repayments of real estate notes payable	(500)	(372)
Issuance of common stock	385	510
Repurchases of common stock	(476)	(910)
Cash dividends	(7,088)	(7,088)

Net cash used in financing activities	(6,449)	(3,232)

Change in cash and cash equivalents	(1,691)	(1,368)
Cash and cash equivalents - beginning of period	6,051	7,109

Cash and cash equivalents - end of period	$4,360	$5,741

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 25, 2007

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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (“Bassett”, “we”, “our”, “the Company”) and our majority owned subsidiaries of which we have operating control. The equity method of accounting is used for our investments in affiliated companies in which we exercise significant influence but do not maintain control, unless consolidated pursuant to Financial Accounting Standards Board (“FASB”) Revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN46R”).

In order to drive price consistency throughout the Company’s store network, the Company began, in July of 2007, invoicing certain wholesale customers on a fully landed basis such that the invoice price includes the freight charge for delivery. This business change resulted in approximately $1,020 of additional reported revenue and selling, general and administrative expenses for the quarter ended August 25, 2007.

As more fully discussed in our 2006 Form 10-K, the fiscal 2006 quarterly financial information was restated based on our review of the accounting treatment associated with our acquisition of three retail licensee operations in fiscal 2005 and the classification of certain notes receivable activity in the statement of cash flows. The effects of those restatements on the condensed consolidated financial statements for the quarter and nine months ended August 26, 2006 included herein are summarized below:

	Increase (Decrease)
	Quarter Ended August 26, 2006	Nine Months Ended August 26, 2006
Gross profit	$(627)	$(1,176)
Operating income	(627)	(929)
Net income	(376)	(558)

Cash flow from operations	$—	$28
Cash flow from investing activities	—	(28)

Note 2. Interim Financial Presentation:

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the quarter and nine months ended August 25, 2007, are not necessarily indicative of results for the fiscal year. It is suggested that the interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 25, 2006.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective rate to record our year-to-date income tax (provision) benefit. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Due to changes in our projected pretax loss, we recorded an additional tax benefit of $2,899 in the third quarter of 2007 to adjust the current tax benefit to the current anticipated effective tax rate.

Certain amounts in the 2006 condensed consolidated financial statements have been reclassified to more closely conform with the 2007 presentation.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 25, 2007

(Dollars in thousands except share and per share data)

Note 3. Inventories:

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method. During the quarter and nine months ended August 25, 2007 and August 26, 2006, we liquidated certain LIFO inventories which decreased cost of sales as follows:

	August 25, 2007	August 25, 2006
Quarter ended	$1,017	$770
Nine months ended	2,934	2,359

Inventories were comprised of the following:

	August 25, 2007	November 25, 2006
Finished goods	$31,407	$34,159
Work in process	384	987
Raw materials and supplies	7,461	10,111
Retail merchandise	12,830	14,472

Total inventories at FIFO	52,082	59,729
LIFO adjustment	(8,033)	(10,849)

	$44,049	$48,880

Note 4. Unconsolidated Affiliated Companies:

The International Home Furnishings Center (“IHFC”) owns and leases out floor space in a showroom facility in High Point, North Carolina. We owned 46.9% of IHFC at August 25, 2007, and August 26, 2006, and accounted for the investment using the equity method since we do not maintain operating control of IHFC. Our investment reflects a credit balance of $13,427 and $11,726 at August 25, 2007, and November 25, 2006, respectively, which is reflected in the liabilities section in the accompanying consolidated balance sheets as “distributions in excess of affiliate earnings.” Based on current and expected future earnings of IHFC, we believe the market value of this investment is positive and substantially greater than its negative book value of $13,427 at August 25, 2007. This negative book value resulted from IHFC’s refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners. We recorded income and received dividends from IHFC as follows:

	Quarter ended		Nine months ended
	August 25, 2007	August 26, 2006	August 25, 2007	August 26, 2006
Income recorded	$1,404	$1,552	$4,390	$4,648
Dividends received	3,280	3,748	6,091	6,559

Summarized unaudited income statement information for IHFC for its first nine months of 2007 and 2006, respectively, is as follows:

	2007	2006
Revenue	$33,082	$33,061
Operating income	19,350	20,275
Net income	9,371	9,920

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 25, 2007

(Dollars in thousands except share and per share data)

In addition to our investment in IHFC, we have a 49% ownership interest in Zenith Freight Lines, LLC (“Zenith”) and we recorded the following income (loss) in other income, net in our condensed consolidated statements of operations and retained earnings:

	Quarter ended		Nine months ended
	August 25, 2007	August 26, 2006	August 25, 2007	August 26, 2006
Losses in other income, net	$(203)	$(159)	$(323)	$(35)

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

Prior to the BFDNE transaction, we accounted for our 30% investment in BFDNE using the equity method of accounting. Accordingly, we recorded the following losses in other income, net in our condensed consolidated statements of operations and retained earnings:

	Quarter ended		Nine months ended
	August 25, 2007	August 26, 2006	August 25, 2007	August 26, 2006
Losses in other income, net	$—	$(519)	$(595)	$(1,179)

Note 5. Real Estate Notes Payable and Other Long-Term Debt:

Certain of our retail real estate properties have been financed through commercial mortgages which are payable over periods of four to twenty years and have interest rates ranging from 6.73% to 9.18%. These mortgages are collateralized by the respective properties with net book values totaling approximately $25,819 at August 25, 2007. The current portion of these mortgages, $658 and $622 as of August 25, 2007, and November 25, 2006, respectively, has been included as a current liability in other accrued liabilities in the accompanying condensed consolidated balance sheets. The long-term portion, $19,022 and $19,522 as of August 25, 2007, and November 25, 2006, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets.

We amended our existing revolving credit facility in November 2005 by extending the agreement by one year to November 2007 and amending certain covenants. The credit facility provides for borrowings of up to $40,000 at a variable interest rate of LIBOR plus 1.5% (6.83% on August 25, 2007). The facility is secured by substantially all of our receivables and inventories. Borrowings under the facility, which matures November 30, 2007, totaled $6,000 and $4,000 at August 25, 2007, and November 25, 2006, respectively. Due to the maturity date, amounts as of August 25, 2007 are presented as a current liability in the consolidated balance sheet. We are in the process of finalizing an extension of the credit agreement and expect to have the amended facility in place by mid October 2007. After coverage for letters of credit and certain loan guarantees, we had $20,088 available for borrowing under the facility at August 25, 2007.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 25, 2007

(Dollars in thousands except share and per share data)

Note 6. Comprehensive Income:

For the quarters ended August 25, 2007, and August 26, 2006, total comprehensive income (loss) was $(215) and $574, respectively. For the nine months ended August 25, 2007 and August 26, 2006, total comprehensive income (loss) was $(6,828) and $5,066, respectively. Changes in accumulated other comprehensive income for the quarters and nine months ended August 25, 2007 and August 26, 2006 are as follows:

	Quarter ended		Nine months ended
	August 25, 2007	August 26, 2006	August 25, 2007	August 26, 2006
Balance at beginning of period	$3,314	$2,131	$3,320	$2,652
Change in unrealized holding gains, net of tax	(893)	517	(902)	(4)
Amortization of minimum pension liability	2	—	5	—

Balance at end of quarter	$2,423	$2,648	$2,423	$2,648

Note 7. Restructuring and asset impairment charges:

During the first quarter of 2007, we made the decision to cease operations at our wood manufacturing facility in Bassett, Va. The closure of the 323,000 square foot facility was completed during June of 2007 and affected approximately 280 employees or 15 percent of the Company’s workforce. The Company will source the majority of the products previously produced at this facility from overseas suppliers, continue to produce certain custom bedroom products domestically and discontinue providing certain slower selling items. As a result of this decision, we recorded a $3,609 charge in the first quarter of 2007 to writedown the value of the plant and equipment and a $960 charge in the second quarter of 2007 for severance benefits. As of August 25, 2007, we have disbursed $643 leaving $317 to be paid primarily during the fourth quarter of 2007.

During the second quarter of 2007, we also reduced our leased showroom space in the International Home Furnishings Center by approximately 60%. Accordingly, we recorded a $975 charge to writeoff the net book value of the corresponding capitalized tenant improvements. Beginning in May of 2007, we began incurring reduced rental expenses for the remaining showroom space.

Note 8. Lease exit costs:

As part of our expense reduction initiatives, we concluded during the second quarter of 2007 that three of our leased store locations would no longer be used by us as retail furniture locations. We have finalized sublease agreements for two of the stores thereby reducing our future cash outlays. Although no sublessee has been identified for the other store lease, we are actively marketing this location. In accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we recorded a $1,934 charge to recognize the future obligations associated with the leases, net of estimated sublease income.

Note 9. Contingencies:

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of licensee-owned stores. We had obligations of $99,820 and $96,765 at August 25, 2007 and November 25, 2006, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. As part of the expansion strategy for our store program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $12,985 and $20,566 at August 25, 2007, and November 25, 2006, respectively.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 25, 2007

(Dollars in thousands except share and per share data)

We have also guaranteed loans to certain of our licensees to finance initial inventory packages for those stores. The total contingent liabilities with respect to these loan guarantees as of August 25, 2007, and November 25, 2006, were $9,775 and $10,047, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease and loan guarantees (an estimate of the cost to the Company to perform on these guarantees) at August 25, 2007, and November 25, 2006, was $324 and $410, respectively, and is recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.

Note 10. Post Employment Benefit Obligations:

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers two current and certain former executives. The liability for this plan was $11,581 and $11,730 as of August 25, 2007 and November 25, 2006, respectively, and is included in post employment benefit obligations in the condensed consolidated balance sheet.

	Quarter Ended		Nine Months Ended
	August 25, 2007	August 26, 2006	August 25, 2007	August 26, 2006
Components of Net Periodic Pension Cost:
Service cost	$25	$22	$75	$66
Interest cost	169	158	507	474
Amortization of transition obligation	11	11	33	33
Amortization of unrecognized actuarial loss	3	—	9	—

Net periodic pension cost	$208	$191	$624	$573

We have an unfunded Deferred Compensation Plan that covers two current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $113 and $117 for the third quarter of 2007 and 2006, respectively and $338 and $341 for the nine months ended August 25, 2007 and August 26, 2006, respectively. Our liability under this plan was $3,470 and $3,533 as of August 25, 2007 and November 25, 2006, respectively, and is reflected in post employment benefit obligations.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 25, 2007

(Dollars in thousands except share and per share data)

Note 11. Earnings per share:

The following reconciles basic and diluted earnings per share:

	Net Income (Loss)	Weighted Average Shares		Earnings (loss) per share
For the quarter ended August 25, 2007:
Net income	$676	11,805,138		$0.06
Add effect of dilutive securities:
Options	—	2,439		—

Diluted earnings per share	$676	11,807,577		$0.06

For the quarter ended August 26, 2006 (as restated):
Net income	$57	11,795,089		$0.01
Add effect of dilutive securities:
Options	—	77,016		—

Diluted earnings per share	$57	11,872,105		$0.01

For the nine months ended August 25, 2007:
Net loss	$(5,931)	11,811,352		$(0.50)
Add effect of dilutive securities:
Options	—	—	*	—

Diluted loss per share	$(5,931)	11,811,352		$(0.50)

For the nine months ended August 26, 2006 (as restated):
Net income	$5,070	11,810,991		$0.43
Add effect of dilutive securities:
Options	—	105,364		—

Diluted earnings per share	$5,070	11,916,355		$0.43

*	Due to the net loss, the potentially dilutive securities would have been antidilutive and are therefore excluded.

Options to purchase approximately 1,342,000 and 1,431,000 shares of common stock at August 25, 2007 and August 26, 2006, respectively, were excluded from the computation as their effect is antidilutive.

Note 12. Sale of Macon Plant:

During the first quarter of 2007, we completed the sale of the Macon plant which was previously recorded in assets held for sale. Net cash proceeds, which were all received in the first quarter of 2007, were $1,009.

Note 13. Segment Information:

We have strategically aligned our business into three reportable segments: Wholesale, Retail and Investments/Real Estate. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (independently-owned stores, Company-owned retail stores and partnership licensees) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses. During the second quarter of 2006, we sold our contemporary furniture business (Weiman), which was previously included in this segment.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 25, 2007

(Dollars in thousands except share and per share data)

Our retail segment consists of Company-owned stores. Our retail segment includes the revenues, expenses, assets and liabilities (including real estate) and capital expenditures directly related to these stores.

Our investments/real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee stores. Although this segment does not have operating earnings, income from the segment is included in other income in our condensed consolidated statements of operations and retained earnings. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long-term liabilities section of our condensed consolidated balance sheet. See Note 4 for a further discussion of IHFC.

Inter-company net sales elimination represents the elimination of wholesale sales to our Company-owned stores. Inter-company income elimination represents the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the end retail consumer.

The following table presents our segment information:

	Quarter Ended		Nine Months Ended
	August 25, 2007	(As restated) August 26, 2006	August 25, 2007	(As restated) August 26, 2006
Net Sales
Wholesale	$58,482	$67,190	$184,216	$218,919
Retail	21,075	20,102	63,614	62,905
Inter-company elimination	(9,060)	(9,732)	(28,481)	(30,112)

Consolidated	$70,497	$77,560	$219,349	$251,712

Income (loss) from Operations
Wholesale	$555	$2,433	$157	$9,623
Retail	(2,898)	(3,846)	(8,023)	(8,692)
Inter-company elimination	(130)	(107)	(232)	(430)
Restructuring, asset impairment and lease exit costs	—	—	(7,478)	—

Consolidated	$(2,473)	$(1,520)	$(15,576)	$501

Depreciation and Amortization
Wholesale	$1,161	$1,505	$4,087	$4,263
Retail	487	462	1,469	1,328
Investments/real estate	437	475	1,308	1,295

Consolidated	$2,085	$2,442	$6,864	$6,886

Capital Expenditures
Wholesale	$793	$230	$1,346	$2,327
Retail	1,202	198	1,496	385
Investments/real estate	32	208	40	3,552

Consolidated	$2,027	$636	$2,882	$6,264

	As of August 25, 2007	As of November 25, 2006
Identifiable Assets
Wholesale	$144,761	$147,261
Retail	50,396	50,558
Investments/real estate	109,393	112,118

Consolidated	$304,550	$309,937

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

August 25, 2007

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

A major component of our overall retail strategy involves our Company-owned stores. We believe a Company-owned retail division provides us the first-hand experience and immediate feedback to develop programs that are vitally important to the success of our entire store network. Pursuit of this strategy will also enable our retail division to acquire and operate additional stores as viable opportunities arise. We believe our organizational and financial strength, combined with our retail scale, will provide the platform, best practices and resources needed to drive uniformity throughout our store program and drive the improvement needed in the retail stores we have acquired from licensees.

In the first nine months of 2007, two stores in the network were opened and four were closed. No stores were opened during the third quarter and one store was closed. Last month, the Company unveiled a new store prototype opening a new Company-owned store in Atlanta and a remodeled store in the Charlotte area. The prototype was created to allow a more stylish, residential feel while highlighting Bassett’s custom manufacturing capabilities. Although retail conditions and our initiative to develop the new prototype store temporarily slowed store count growth, the Company expects three new licensee-owned stores to open in the next three to four months incorporating this prototype.

An important component of our retail strategy and our balance sheet is retail real estate. We expect to continue to invest in high quality retail real estate in our store program, and we may, on a selective basis, provide various forms of assistance to procure retail real estate for our licensees, including lease/sub-lease arrangements and lease guarantees.

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

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

August 25, 2007

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We define imported product as fully finished product that is sourced internationally. During the first nine months of 2007, 47% of our wholesale sales were of imported product compared to 44% in the first nine months of 2006. For the third quarter, imported product represented 51% of our wholesale shipments. We expect this percentage to increase to approximately 60% in our fourth quarter. Our domestic offerings include certain products that contain components which are also sourced internationally. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with importing certain product categories and major collections, provides the best combination of value and quality to our customers.

We intend to execute our strategies in such a way as to preserve our investments while simultaneously minimizing the need for borrowed funds. Maintenance of a strong balance sheet is a stated management goal and vital to our retail growth strategy. The store program entails key business risks, including the realization of receivables and the coverage of both direct and contingent liabilities primarily associated with retail real estate. We have established decision criteria and business disciplines aimed at minimizing potential losses from these risks.

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

Key marketing initiatives for Bassett during the first nine months of 2007 included the development of a new store prototype (as previously discussed), the mailing of three seasonal catalogs and the production of a new series of television commercials that began airing in April. The catalog better defines and enhances Bassett’s brand image while explaining to our consumers our product and service capabilities. The new television advertisements present the Bassett brand as a choice for an enhanced lifestyle. In addition to the catalog and television advertisements, the Company has several other marketing and merchandising initiatives underway including product introductions centered around the Company’s core middle price point category. We believe that our dealers’ reception to our new lines introduced in September 2007 have been positive. We plan further product introductions in the first quarter of 2008.

Amidst an extremely challenging retail environment, we must drive improvement in our retail segment’s results which should drive sales improvement in our wholesale segment. We are squarely focused on selling more furniture in our stores. This enterprise-wide effort involves every aspect of our Company – merchandising, marketing, operations, recruiting, training and information technology. We have developed a financial plan aimed at reducing our retail losses to a breakeven level within two to three years.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

August 25, 2007

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As more fully discussed in our 2006 Form 10-K, the fiscal 2006 quarterly financial information was restated based on our review of the accounting treatment associated with our acquisition of three retail licensee operations in fiscal 2005 and the classification of certain notes receivable activity in the statement of cash flows. The effects of those restatements on the condensed consolidated financial statements for the quarter and nine months ended August 26, 2006 included herein are summarized below:

	Increase (Decrease)
	Quarter Ended August 26, 2006	Nine Months Ended August 26, 2006
Gross profit	$(627)	$(1,176)
Operating income	(627)	(929)
Net income	(376)	(558)

Cash flow from operations	$—	$28
Cash flow from investing activities	—	(28)

Certain items affecting comparability between periods are noted below in “Other Items Affecting Net Income”.

Results of Operations – Quarter and Nine months ended August 25, 2007 compared with the Quarter and Nine months ended August 26, 2006

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating income (loss) were as follows for the periods ended August 25, 2007, and August 26, 2006:

	Quarter Ended				Nine Months
	August 25, 2007		(As restated) August 26, 2006		August 25, 2007		(As restated) August 26, 2006
Net sales	$70,497	100.0%	$77,560	100.0%	$219,349	100.0%	$251,712	100.0%

Gross profit	24,650	35.0%	23,334	30.1%	70,907	32.3%	78,448	31.2%
SG&A	27,123	38.5%	24,854	32.0%	79,005	36.0%	77,947	31.0%
Restructuring, asset impairment charges and lease exit costs	—	0.0%	—	0.0%	7,478	3.4%	—	0.0%

Operating income (loss)	$(2,473)	(3.5)%	$(1,520)	(1.9)%	$(15,576)	(7.1)%	$501	0.2%

On a consolidated basis, we reported net sales for the third quarter of 2007 of $70,497, a decrease of $7,063 or 9% from sales levels attained in the third quarter of 2006. We reported net sales for the nine months ended August 25, 2007 of $219,349, a decrease of $32,363 or 13% as compared to the comparable period in 2006. This shortfall is primarily due to continued soft furniture retail conditions which have impacted both retail sales and wholesale shipments. Gross margins for the third quarter of 2007 were 35.0% compared to 30.1% for the third quarter of 2006. Gross margins for the nine months ended August 25, 2007 were 32.3% compared to 31.2% for the comparable period in 2006. These increases in margins are due to a shift in product mix from domestic to imported, improved retail margins and a change in classification of invoiced freight on wholesale shipments (as discussed in Note 1 to the unaudited condensed consolidated financial statements). Selling, general and administrative expenses increased primarily due to spending to support the Company’s key retail initiatives and the change in classification of invoiced freight as noted above.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

August 25, 2007

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Segment Information

We have strategically aligned our business into three reportable segments: Wholesale, Retail and Investments/Real Estate. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (licensee-owned stores and Company-owned retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both corporate and licensee owned stores. During the second quarter of 2006, we sold our contemporary furniture business (Weiman), which was previously included in this segment.

Our retail segment consists of Company-owned stores. Our retail segment includes the revenues, expenses, assets and liabilities (including real estate) and capital expenditures directly related to these stores.

Our investments/real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee stores. Although this segment does not have operating earnings, income from the segment is included in other income, net in our condensed consolidated statements of operations and retained earnings.

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

	Quarter Ended				Nine Months
	August 25, 2007		(As restated) August 26, 2006		August 25, 2007		(As restated) August 26, 2006
Net sales	$58,482	100.0%	$67,190	100.0%	$184,216	100.0%	$218,919	100.0%

Gross profit	14,278	24.4%	15,580	23.2%	42,213	22.9%	52,259	23.9%
SG&A	13,723	23.5%	13,147	19.6%	42,056	22.8%	42,636	19.5%

Operating income	$555	0.9%	$2,433	3.6%	$157	0.1%	$9,623	4.4%

On a wholesale basis, we had net sales of $58,482 for the third quarter of 2007, 13% below the third quarter of 2006. Net sales for the nine months ended August 25, 2007 were $184,216, 16% below the corresponding period in 2006. For the first nine months of 2007, 73% of wholesale shipments were to BFDs compared to 70% in the first nine months of 2006. Additionally, approximately 51% and 47% of wholesale shipments were imported products for the three and nine months ended August 25, 2007, respectively, as compared to 44% for the three and nine months ended August 26, 2006. Sales for the third quarter and the first nine months of 2007 were lower than 2006 levels due to the continued overall soft retail conditions. This shortfall is partially offset by $1.0 million of reported revenue due to a change in the company’s invoicing practices with respect to freight for the delivery of wholesale furniture to certain dealers. During July, the Company began invoicing these customers on a fully landed basis such that the dealer invoice price includes the freight charge for delivery. Reference Note 13 to the condensed consolidated financial statements for the segment breakdown of wholesale, retail, and inter-company sales for all periods presented.

Gross margins for the third quarter of 2007 increased 1.2 percentage points compared to the third quarter of 2006. Gross margins for the first nine months of 2007 decreased one percentage point compared to the first nine months of 2006. Excluding the effects of the change related to invoiced freight, margins were essentially flat for the third quarter as compared to 2006 and decreased 1.4 percentage points for the nine month period. Margins have been negatively impacted by the wind-down costs and inventory markdowns associated with the closure of the Bassett plant and lower volumes in the Company’s two domestic production facilities. Wood margins have improved during the third quarter of 2007 with the closure of the Bassett plant and a change in mix to more imported furniture. Although down slightly, upholstery margins remain solid due to the retail acceptance of our custom programs and the

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

August 25, 2007

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

new fabrics introduced over the past several years. Additionally, margins were positively impacted by lower domestic wood inventory levels which led to reductions in accompanying LIFO inventory reserves. With the closing of the Bassett wood plant, our domestic wood inventory levels will continue to decrease while our import levels will increase. Our import inventories are valued on the first-in, first-out method (FIFO).

While wholesale SG&A as a percentage of sales increased 3.9 percentage points, SG&A in dollars only increased $576 in the third quarter of 2007 as compared to the third quarter of 2006. SG&A as a percentage of sales increased 3.3 percentage points for the nine months of 2007 as compared to 2006. Excluding the effects of the change related to invoiced freight, SG&A increased 2.5 and 2.9 percentage points for the quarter and nine months ended August 25, 2007 as compared to the quarter and nine months ended August 26, 2006, respectively. This increase as a percentage of sales is primarily due to the fixed nature of many of the costs being spread over the lower sales amounts. In addition, we incurred increased spending associated with the development and distribution of three seasonal catalogs, the development of the new store prototype, additional television advertising and the addition of new retail management personnel.

Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivables and is adjusted accordingly based on historical experience, current business levels, individual developments with certain licensees and economic trends. We recorded $817 and $953 of provision for losses on accounts receivable in the third quarters of 2007 and 2006, respectively, and $2,205 and $2,633 in the first nine months of 2007 and 2006, respectively, to cover any potential losses that may arise.

We expect improved wholesale operating results in the fourth quarter of 2007 from a full quarter of improved product mix coupled with aggressive cost control. With the continued difficult furniture retail environment, we will continue to assess and adjust our wholesale cost structure to match associated demand.

Wholesale Shipments

	Quarter Ended				Nine Months
	August 25, 2007		August 26, 2006		August 25, 2007		August 26, 2006
Wood	$32,642	55.8%	$39,091	58.2%	$102,385	55.6%	$126,693	57.9%
Upholstery	25,139	43.0%	27,959	41.6%	79,633	43.2%	89,209	40.7%
Other	701	1.2%	140	0.2%	2,198	1.2%	3,017	1.4%

Total	$58,482	100%	$67,190	100%	$184,216	100%	$218,919	100%

Retail Segment – Company-Owned Retail Stores

	Quarter Ended				Nine Months
	August 25, 2007		(As restated) August 26, 2006		August 25, 2007		(As restated) August 26, 2006
Net sales	$21,075	100.0%	$20,102	100.0%	$63,614	100.0%	$62,905	100.0%

Gross profit	9,354	44.4%	7,862	39.1%	27,230	42.8%	26,618	42.3%
SG&A	12,252	58.1%	11,708	58.2%	35,253	55.4%	35,310	56.1%

Operating loss	$(2,898)	(13.8)%	$(3,846)	(19.1)%	$(8,023)	(12.6)%	$(8,692)	(13.8)%

During the second quarter of 2007, we entered into an agreement whereby we contributed our 30% interest in BFD Northeast, LLC (“BFDNE”) to BFDNE in exchange for certain assets of BFDNE’s two stores in Boston, Massachusetts and the right to operate those stores. The operating results of those two stores have been included in the retail operating results since March 1, 2007.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

August 25, 2007

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Bassett’s 29 corporate stores continued to experience soft conditions at retail with sales increases primarily being generated by the addition of the two Boston stores as well as a 2% comparable store sales increase (sales for stores open longer than one year). Gross margins for the third quarter of 2007 were 5.3 percentage points above 2006. Gross margins for the first nine months of 2007 were 0.5 percentage points above 2006. Gross margins have increased due to improved pricing and promotional strategies. In addition, there was significant clearance sales activity during the third quarter of 2006. Although we have improved the gross margin and the overall spending levels, additional progress is needed and we believe that the combination of new product introductions, store prototype retrofits and better hiring and training of design consultants will lead to further improvement.

Retail segment SG&A increased $544 in the third quarter of 2007 as compared to 2006 with SG&A as percentage of sales remaining basically flat. Retail SG&A for the nine months ended August 25, 2007 remained basically flat compared to the nine months ended August 26, 2006. Although retail cost reduction activities reduced SG&A spending on a comparable store basis, SG&A was negatively impacted by the additional two Boston stores.

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

We plan to utilize our Company-owned retail stores and selected licensee stores to develop best practices and drive the uniformity in our store program that we believe is key to the overall success of our store program. Our store strategy is currently focused on developing a more uniform set of business practices to assist licensees in the operations of Bassett stores and working with licensees to improve the profitability of their stores. We have developed a financial plan aimed at reducing these retail losses to a breakeven level within two to three years.

Other Items Affecting Net Income

During the first quarter of 2007, we made the decision to cease operations at our wood manufacturing facility in Bassett, Va. The closure of the 323,000 square foot facility was completed during June of 2007 and affected approximately 280 employees or 15 percent of the Company’s workforce. We are sourcing the majority of the products previously produced at this facility from overseas suppliers and are continuing to produce certain custom bedroom products domestically. In addition, we have discontinued providing certain slower selling items. As a result of this decision, we recorded an asset impairment charge of $3,609 in the first quarter of 2007. The Company also recorded a charge of $960 in the second quarter of 2007 for severance benefits associated with the plant closure.

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

As part of our expense reduction initiatives, we concluded during the second quarter of 2007 that three of our leased store locations would no longer be used by us as retail furniture locations. We have finalized sublease agreements for two of the stores thereby reducing our future cash outlays. Although no sublessee has been identified for the other store lease, we are actively marketing this location. We expect to recognize reduced operating expenses of approximately $500 associated with these leases. In accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we recorded a $1,934 charge to recognize the future obligations associated with the leases, net of estimated sublease income.

Other income, net, which includes income from investments, income from unconsolidated affiliated companies and expenses associated with retail real estate, decreased $390 in the quarter ended August 25, 2007 as compared to the quarter ended August 26, 2006 and decreased $1,497 for the nine months ended August 25, 2007 as compared to the comparable period for 2006. This is primarily due to lower levels of investment income resulting from overall market conditions. Our Alternative Asset Fund did record positive earnings for the third quarter of 2007, however, below the historical levels achieved in 2006 and the first half of 2007.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

August 25, 2007

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective rate to record our year-to-date income tax (provision) benefit. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Due to changes in our projected pretax loss, we recorded an additional tax benefit of $2,899 in the third quarter of 2007 to adjust the current tax benefit to the current anticipated effective tax rate. The effective tax rate for nine months ended August 25, 2007 has been impacted by the $5,544 restructuring and asset impairment charges and the $1,934 lease exit costs which were taxed at a 39% effective rate. Our effective rate is also impacted by the effect of certain income exclusions, primarily dividends received from our investment in IHFC.

Liquidity and Capital Resources

The Company is committed to maintaining the strength of its overall balance sheet. With only $6 million outstanding on our revolving line of credit and a sizeable investment portfolio, our balance sheet remains strong and continues to bolster our retail growth strategy, which includes entering into operating leases and lease and loan guarantees for our licensees. Our primary sources of funds in the first nine months of 2007 and 2006 have been income from investments, including dividends from IHFC and cash received on the sale of the Macon plant and certain assets associated with the Bassett plant. Cash was primarily used in the first nine months of 2007 and 2006 to fund operations and pay dividends.

At August 25, 2007, we had $6,000 outstanding with $20,088 available under our revolving credit facility. As this facility expires on November 30, 2007, amounts outstanding at August 25, 2007 have been presented as a current liability. We are in the process of finalizing an extension of the credit agreement and expect to have the amended facility in place by mid October 2007.

The current ratio as of August 25, 2007, and November 25, 2006, respectively, was 1.95 to 1 and 2.47 to 1. Working capital at August 25, 2007, was $50,862 compared to $63,918 at November 25, 2006.

Cash used in operating activities was $6,704 and $7,337 for the nine months ended August 25, 2007 and August 26, 2006, respectively. Cash used in operations for the first nine months of 2007 was primarily driven by the net loss and lower collections on accounts receivable partially offset by reductions in inventories. Cash used in operations for the first nine months of 2006 was primarily driven by increases in accounts receivable and inventories partially offset by increases in accruals and payables.

Accounts receivable increased $2,451 during the first nine months of 2007 compared to an increase of $3,874 in the first nine months of 2006. During 2007 and 2006, traffic and retail sales trends negatively impacted our licensees’ cash flow and in turn the timing of our wholesale collections. As part of the improvement plans with certain of our licensees, we also converted approximately $4,953 of trade accounts receivable to long-term interest bearing notes during the nine months ended August 25, 2007. We continually assess our levels of bad debt reserves and increased those reserves by $800 during the third quarter of 2007. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivables and is adjusted accordingly based on historical experience, current business levels, individual developments with certain licensees and economic trends. Although we believe we have adequate reserves for bad debts, we will continue to aggressively work with our dealers to help ensure their long-term profitability. These actions could result in three to four licensee store closings over the next three to four months.

Investing activities provided $11,462 of cash during the first nine months of 2007 compared to $9,201 in the first nine months of 2006. The Company sold a net $4,544 of its investment portfolio during 2007 to partially fund operations and shareholder dividend payments. We also completed the sale of the Macon plant receiving net cash proceeds of $1,009 and sold certain assets associated with the Bassett plant receiving cash proceeds of $1,492.

Dividends from an affiliate represent cash distributions from our investment in IHFC. Our investment in IHFC reflects a credit balance and is shown in the liabilities section of our balance sheet as distributions in excess of affiliate earnings. Based on current and expected future earnings of IHFC, we believe that the market value of this

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

August 25, 2007

(Dollars in thousands except share and per share data)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

investment is positive and substantially greater than its current negative book value. The financial statements of IHFC are included in our Annual Report on Form 10-K.

Net cash used in financing activities was $6,449 for first nine months of 2007, compared to net cash used in financing activities of $3,232 for the first nine months of 2006. This change is primarily due to only $2,000 in borrowings for the nine months ended August 25, 2007 as compared to $5,000 in borrowings for the nine months ended August 26, 2006.

Our condensed consolidated financial statements are prepared on the basis of historical cost and are not intended to show the impact of inflation or changing prices. Neither inflation nor changing prices has had a material impact on our consolidated financial position or results of operations in prior years.

We currently anticipate that wholesale capital spending for fiscal 2007 will approximate $1,500, primarily for building improvements and information technology related to our initiative to develop tri-channel commerce capabilities in 2008 and 2009. Capital spending for retail real estate is expected to be approximately $3,500 in 2007 largely for corporate and licensee store build-outs related to our recently announced store prototype. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to our rate of growth, our operating results and any other adjustments in our operating plan needed in response to competition, acquisition opportunities or unexpected events. We believe that our existing cash and investment portfolio, and our borrowing capacity, together with cash provided by operations, will be more than sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of both Company-owned and licensee stores. We have guaranteed certain lease obligations of licensee operators of the stores, as part of our retail expansion strategy. We also have guaranteed loans of certain of our dealers to finance initial inventory packages for these stores. See Note 9 to our condensed consolidated financial statements for further discussion of operating leases, lease guarantees and loan guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

August 25, 2007

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

Our marketable securities portfolio, which totaled $26,551 at August 25, 2007, is diversified among nine different money managers and over fifteen different medium to large capitalization interests. Although there are no maturity dates for our equity investments, we plan to liquidate our current marketable securities portfolio as needed to fund operations and any future growth strategies. Maturity dates on other investments in the portfolio range from one to six years.

The Bassett Industries Alternative Asset Fund L.P (BIAAF) was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of BIAAF. We and the General Partner are the only two partners. The objective of BIAAF is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. In general, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in BIAAF, which totaled $51,642 at August 25, 2007, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to BIAAF is limited to the amount of BIAAF’s investment in each of the funds.

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

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

August 25, 2007

(Dollars in thousands except share and per share data)

Item 4.	Controls and Procedures:

As described in Item 9A. Controls and Procedures in our 2006 Form 10-K, our CEO (principal executive officer) and CFO (principal financial officer) concluded that our Disclosure Controls were not effective as of November 25, 2006, due to the lack of sufficient management control processes and accounting personnel to ensure that certain non-routine transactions were properly accounted for and disclosed. This control deficiency resulted in restatements of previously issued financial statements including those for the quarter and nine months ended August 26, 2006 contained in this Form 10-Q. Our plan, as described in the 2006 Form 10-K, to remediate this deficiency included the following:

•	Strengthening the personnel in the corporate accounting department.

•	Improving the internal review process over significant non-routine transactions and estimates.

•	Improving the research and review of material transactions with alternative accounting treatments.

As discussed in Form 10-Q for the quarter ended May 26, 2007, we completed our remediation plan during the second quarter of 2007. On March 1, 2007, the Company hired a Corporate Controller with over 21 years experience in general accounting and financial reporting. Management also implemented a more rigorous quarterly balance sheet review process and a stronger internal review process over significant non-routine transactions and estimates and material transactions with alternative accounting treatments. As part of our on-going entity level controls, we will continue to monitor and assess the corporate accounting department to determine whether further strengthening is necessary.

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

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

August 25, 2007

(Dollars in thousands except share and per share data)

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements are listed in our Annual Report on Form 10-K for fiscal 2006 and include:

•	competitive conditions in the home furnishings industry

•	general economic conditions

•	overall retail traffic levels and consumer demand for home furnishings

•	Bassett store openings

•	BFD store closings and the profitability of BFD stores (independent licensees and Company-owned retail stores)

•	ability to implement our Company-owned retail strategies and realize the benefits from such strategies as they are implemented

•	fluctuations in the cost and availability of raw materials, labor and sourced products (including fabrics from troubled suppliers)

•	results of marketing and advertising campaigns

•	information and technology advances

•	ability to execute new global sourcing strategies

•	performance of our marketable securities portfolio and our investment in BIAAF

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•	effects of profit improvement initiatives in our domestic wood operations

•	continued profitability of our unconsolidated affiliated companies, particularly IHFC

PART II-OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

August 25, 2007

Part II—Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

	Total Number of Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 27, 2007 - June 30, 2007	—	n/a	—	$7,776,000
July 1, 2007 - July 28, 2007	—	n/a	—	$7,776,000
July 29, 2007 - August 25, 2007	—	n/a	—	$7,776,000

(1)	The Company’s Board of Directors has authorized the repurchase of up to $40,000,000 in Company stock. This repurchase plan was announced on June 23, 1998.

Item 4.	Submission of Matters to a Vote of Security Holders:

None.

Item 6.	Exhibits:

a.	Exhibits:

Exhibit 3a	–	Articles of Incorporation as amended are incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended February 28, 1994.

Exhibit 3b	–	By-laws as amended are incorporated herein by reference to Exhibit 3 to Form 8-K filed on December 21, 2004.

Exhibit 31a	–	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b	–	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a	–	Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b	–	Chief Financial Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H. Spilman, Jr.
Robert H. Spilman, Jr., President and Chief Executive Officer
October 4, 2007

/s/ Barry C. Safrit
Barry C. Safrit, Senior Vice President and Chief Financial Officer
October 4, 2007