Form 10-K
period 2007-11-24
BASSETT FURNITURE INDUSTRIES INC
filed 2008-02-07
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 24, 2007

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 26, 2007 was $166,188,127.

The number of shares of the Registrant’s common stock outstanding on January 29, 2008 was 11,811,015.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be held April 15, 2008, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

(dollar amounts in thousands except per share data)

General

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our” or the “Company”), based in Bassett, Va., is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through Bassett Furniture Direct® stores, with secondary distribution through Bassett Design Centers and other multi-line furniture stores. Bassettbaby® cribs and casegoods are sold through specialty stores and mass merchants. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 105-year history has instilled the principles of quality, value, and integrity in everything that we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and to meet the demands of a global economy.

Two primary business developments continue to affect our business as they have for nearly a decade.

First, we created and re-channeled sales through a vertically integrated retail sales network. The Bassett Furniture Direct® (“BFD” or “store”) store program was created in 1997 as a single source home furnishings retail store that provides a unique combination of stylish, well-made furniture and accessories with a high level of customer service. This service includes complimentary room planning, in-home design visits, fast delivery, and custom-order furniture. This strategy both builds on our strengths (brand name, balance sheet, product offerings) and better positions us to capitalize on the changing furniture retail environment. This store network currently includes 98 licensee-owned stores and 32 Company-owned and operated stores.

Second, the furniture industry continues to experience a rapid shift from traditional domestic manufacturing to offshore sourcing in lower cost markets, primarily in China and other Pacific Rim countries. This shift in sourcing has resulted in downward pressure on retail prices and reductions in traditional channels of sales distribution. Many retailers now source their own products rather than relying on a traditional domestic manufacturer to supply goods.

We have responded to these changes by reducing our manufacturing production where we can more cost efficiently source product. Over the last seven years, we have reduced our number of facilities from 13 to 3 and reduced our headcount from approximately 4,200 to 1,450. During 2007, we closed a large wood manufacturing facility in Bassett, Va. This resulted in headcount reductions of approximately 280 employees and leaves us with one small wood assembly plant in Martinsville, Va., one fiberboard supply facility in Bassett, Va., and one upholstery facility in Newton, N.C. We have closed and consolidated seven wood factories over the past six years. These consolidations have allowed us to focus our manufacturing efforts on delivering custom upholstery and custom casual dining products within thirty days, while expanding our sourcing efforts to drive selection and value for our customers. We will continue to evaluate the cost effectiveness of domestic production on a product by product basis, as we strive to provide our customers with home furnishings at competitive prices.

Operating Segments

We have strategically aligned our business into three reportable segments: Wholesale, Retail and Investments/Real Estate.

The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BFD stores (independently-owned stores and Company-owned retail stores) and independent furniture retailers. The wholesale segment accounted for 70%, 74% and 79%, of net sales during 2007, 2006, and 2005, respectively.

Our retail segment currently consists of 32 Company-owned stores in Florida, Georgia, Massachusetts, New Mexico, New York, North Carolina, South Carolina and Texas. Our retail segment accounted for 30%, 26% and 21% of total net sales in 2007, 2006 and 2005, respectively.

Our investments and real estate business segment consists of a 99.8% interest in the Bassett Industries Alternative Asset Fund (“Alternative Asset Fund”), a portfolio of marketable securities, an investment in the International Home Furnishings Center (“IHFC”) in High Point, N.C. and retail real estate utilized by licensee operated BFD stores.

Wholesale Segment Overview

The wholesale furniture industry is very competitive and there are a large number of manufacturers both within and outside the United States who compete in the market on the basis of product quality, price, style, delivery and service. Additionally, many retailers source imported product directly, thus bypassing domestic furniture manufacturers. We believe that we can be successful in the current competitive environment because our products represent excellent value combining attractive prices, quality and styling; prompt delivery; and courteous service.

Wholesale shipments by category for the last three fiscal years are summarized below:

	2007		2006		2005
Wood	$137,045	55.3%	$164,030	57.6%	$179,786	59.7%
Upholstery	108,312	43.7%	117,668	41.3%	114,372	38.0%
Other	2,319	1.0%	3,105	1.1%	7,092	2.3%

Total	$247,676	100.0%	$284,803	100.0%	$301,250	100.0%

Approximately 49% of our 2007 wholesale sales were of imported product compared to 44% in 2006. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers. We expect that overall operating margins will be positively impacted as we shift our mix of imported versus domestic product to a 60/40 mix during 2008.

Our backlog of wholesale orders believed to be firm was $19,972 at November 24, 2007 and $14,365 at November 25, 2006. We expect that the November 24, 2007 backlog will be filled within the 2008 fiscal year, with the majority of our backlog being filled during the first quarter of 2008.

We use lumber, fabric, leather and other materials in the production of wood and upholstered furniture. These components originate from a variety of domestic and international suppliers and are currently widely available. Overall, prices for these components have been relatively stable over the last several years. We currently assemble and finish these components in our plants in the United States.

Retail Segment Overview—Company Owned Retail Stores

The retail furniture industry remains very competitive and includes local furniture stores, regional furniture retailers and national department and chain stores. Additionally, there are a growing number of single-vendor branded retailers. There are a large number of fairly new entrants into the industry that have approached the industry from more of a consumer lifestyle and home accessory viewpoint. As a whole, our store network with 98 licensee-owned and 32 Company-owned stores, which is smaller than many of our competitors, now ranks in the top 25 in retail furniture sales.

Retail net sales for our company-owned retail stores for the last three fiscal years are summarized below:

	2007	2006	2005
Retail Net sales	$87,537	$84,401	$70,480

We believe that having a substantial Company-owned retail store group will provide us with better first-hand retail experience that will allow us to make our entire BFD program more successful.

Maintaining and enhancing our brand is critical to our ability to expand our base of customers and drive increased traffic at both company-owned and licensee-owned stores. Our advertising and marketing campaign utilizes television, direct mail, and catalogs, in an effort to maintain and enhance our existing brand equity.

In the fourth quarter of 2007, we unveiled a new store prototype that we believe is critical to our retail success. The design of this store, incorporated in our existing Charlotte store and a new store in Atlanta, is based on extensive research we conducted and assessed over the past several years, including a comprehensive market segmentation study completed in 2006. We believe this design, organized around four targeted lifestyles that portrays a more stylish residential feel, better communicates our interior design and custom furniture capabilities to the consumer. Our lifestyle presentations are Cottage, Contemporary, Casual and Traditional as described below:

•	Cottage—Romantic, laid-back lifestyle of a retreat.

•	Contemporary—Youthful spirited lifestyle of a sophisticated city life.

•	Casual—Family-oriented with a relaxed atmosphere.

•	Traditional—Sensible lifestyle of established affluence.

Utilizing the basic tenants of our new prototype as a guideline, we are in the midst of a visual standardization program that will ultimately permeate our entire network of both company-owned and licensee-owned stores. Implementation will occur in stages beginning in 2008 and will logically display not only our styling point of view but also our points of differentiation in the marketplace.

Another major marketing strategy is our direct-to-consumer catalog. This catalog better defines and enhances Bassett®’s brand image while explaining to our consumers our product and service capabilities. We also plan to capitalize on the opportunities that the Internet affords retailers by introducing a commerce-enabled catalog and website with testing planned for 2008 and full rollout in 2009.

Investments/Real Estate Overview

The Company is committed to maintaining a strong balance sheet in order to weather difficult industry conditions, allow it to take advantage of opportunities as market conditions improve, and to execute its long-term retail growth strategies. Our balance sheet includes significant investments (Alternative Asset Fund and marketable securities), The International Home Furnishings Center (“IHFC”) and retail real estate related to licensee BFD stores. Our balances at fiscal year-end for the years presented are as follows:

	2007	2006	2005
Alternative Asset Fund	$51,779	$52,755	$51,593
Other marketable securities	25,145	25,862	25,297
Corporate-store real estate	28,552	25,243	26,285
Licensee-store real estate	31,207	33,501	31,640
IHFC	(12,244)	(12,468)	(12,575)

The Alternative Asset Fund was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of the Alternative Asset Fund. The objective of the Alternative Asset Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. Our marketable securities portfolio is diversified among eleven different money managers and sixteen different medium to large capitalization interests.

The International Home Furnishings Center (“IHFC”) owns and leases showroom space in High Point, North Carolina. Our ownership interest is 46.9% and is accounted for using the equity method. Our investment reflects a credit balance due to our cumulative receipt of dividends exceeding our investment in IHFC and cumulative portion of IHFC’s earnings attributable to our ownership interest. This negative book value resulted from IHFC’s refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners.

As part of our retail growth strategy, we invest in retail store property that is either used by our company-owned stores or leased to our licensees. Real estate for our corporate stores is included in the property, plant and equipment balances in our consolidated balance sheet. Licensee-store real estate is presented as an other long-term asset in our consolidated balance sheet. These real estate holdings are typically in urban, high-traffic retail locations.

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

Research and Development

The furniture industry is considered to be a “fashion” industry subject to constant fluctuations to meet changing consumer preferences and tastes. As such, we are continuously involved in the development of new designs and products. Due to the nature of these efforts and the close relationship to the manufacturing operations, these costs are considered normal operating costs and are not segregated. We are not otherwise involved in “traditional” research and development activities nor do we sponsor the research and development activities of any of our customers.

Government Regulations

We believe that we have materially complied with all federal, state and local standards in the areas of safety, health and pollution and environmental controls. We are involved in environmental matters at certain of our plant facilities, which arise in the normal course of business. Although the final outcome of these environmental matters cannot be determined, based on the present facts we do not believe that the final resolution of these matters will have a material adverse effect on our financial position or future results of operations.

We may also be affected by laws and regulations of countries from which we source goods. Labor, environmental, and other laws and regulations change over time, especially in the developing countries from which we source. Changes in these areas of regulation could negatively impact the cost and availability of sourced goods. The timing and extent to which these regulations could have an adverse effect on our financial position or results of operations is difficult to predict. Based on the present facts, we do not believe that they will have a material adverse effect on our financial position or future results of operations.

People

We employed 1,443 people as of November 24, 2007. Approximately 548 people were employed in our retail segment and 895 people were employed in our wholesale segment. None of our employees were subject to collective bargaining arrangements and we have not experienced any recent work stoppages. We consider our relationship with our employees to be good.

Foreign and Domestic Operations and Export Sales

We have no foreign manufacturing or retail operations, and our export sales were approximately $3.1 million, $3.7 million and $4.7 million in 2007, 2006 and 2005, respectively.

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

We face a difficult current retail environment and changing economic conditions that may further adversely affect consumer demand and spending.

Historically, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Such uncertainty, as well as other variations in global economic conditions such as consumer confidence, rising fuel costs and slowing housing starts, may continue to cause inconsistent and unpredictable consumer spending habits. Many industry analysts believe the current home furnishings environment is as difficult as the industry has ever experienced. Should consumer demand for home furnishings continue at these current low levels for an extended period of time or further deteriorate, it will be difficult to achieve our planned level of financial improvement in 2008 and it could also impact the performance of our licensees and the ability of a number of them to meet their obligations to us.

Competition from domestic and overseas manufacturers continues to increase and may adversely affect our business, operating results or financial condition.

Our wholesale business segment is involved in the development of our brand, which encompasses the design, manufacture, sourcing, sales and distribution of our home furnishings products, and competes with other U.S. and foreign manufacturers and other wholesalers. Industry globalization and the development of manufacturing capabilities in other countries, particularly within Asia , has led to increased competitive pressures brought about by the increasing volume of imported finished goods and components, particularly for case good products. The increase in overseas production capacity in recent years has created over-capacity for many foreign and U.S. manufacturers, including us, which has led to industry-wide plant consolidation in the U.S. In addition, because many foreign manufacturers are able to maintain substantially lower production costs, including the cost of labor and overhead, imported product is capable of being sold at a lower price to consumers, which, in turn, has led to additional industry-wide price deflation. Governments in the foreign countries where we source our products also may change their laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation and exchange controls which could make it more difficult to service our customers resulting in an adverse effect on our earnings.

Our company-owned stores and others we may acquire in the future may not achieve the anticipated growth and profitability.

Our company-owned stores currently operate at a loss. Our short-term goal is to operate these stores at break-even to ultimately protect the operating margins generated by our wholesale operation. To be successful, we need to increase our sales per store while decreasing the support costs as a percentage of sales. As part of our strategy, we must hire, train and retain a qualified staff of design consultants to improve the customer experience. Competition with other furniture retailers for qualified design consultants also continues to increase. We also compete with other retailers for management personnel and appropriate retail locations. Failures and delays in implementing our retail strategies or failure to realize the benefits of these strategies could adversely impact our business and operating results.

Our licensee-owned stores may not be able to meet their obligations to us.

We have a significant amount of accounts and notes receivable from our network of licensee-owned BFD stores. We also own some of the real estate that is leased to the licensees and guarantee some of the debt and/or leases of some of the licensees. If these stores do not generate the necessary level of sales and profits, they may not be able to fulfill their obligations to us resulting in increased bad debt expenses and real estate related losses.

We receive a substantial amount of our earnings and cash flow from our investment in the International Home Furnishings Center (“IHFC”).

We own 46.9% of IHFC which owns and leases permanent exhibition space in High Point, North Carolina to furniture and accessory manufacturers throughout the United States and in many foreign countries, who showcase their products at the International Home Furnishings Market held each April and October. In fiscal 2007, we recognized $6.3 million in earnings and received $6.1 million in dividends from our investment in IHFC. There can be no assurance that we will continue to recognize this level of earnings or receive this level of dividends in the future as leases are typically for five years and the lessees may not renew their respective leases. In addition, changes in the overall home furnishings industry as well as the competing home furnishings market in Las Vegas could potentially impact the number of manufacturers showcasing their products at the High Point market, thereby reducing the demand for the exhibition space in High Point.

We receive a substantial amount of our earnings and cash flow from our investments in The Bassett Furniture Industries Alternative Asset Fund LP and our marketable securities portfolio.

We have $51.8 million invested in The Bassett Industries Alternative Asset Fund L.P. in which we are the only limited partner. The objective of the Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The general partner has discretion to make all investment and trading decisions, including the selection of investment managers. Our investment in the Fund includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to the Fund is limited to the amount of the Fund investment in each of the funds. There can be no assurance that the Fund will continue to produce the levels of returns it has historically provided to support our operating cash flow needs.

At November 24, 2007, we have $25.1 million in marketable securities on our balance sheet consisting of both equity and debt instruments. This portfolio is diversified among eleven different money managers and sixteen different medium to large capitalization equity interests. There can be no assurance that this portfolio will produce the levels of returns it has historically provided to support our operating cash flow needs as it is subject to those risks inherent in the stock and money markets including:

•	changes in trade, monetary and fiscal policies and laws,

•	changes in interest rates and the effects of inflation, and

•	changes in the outlook for the economy as a whole or shifts in investor attitudes.

Unsuccessful implementation of our new store design, or failure to realize the intended benefits of the new design, may be detrimental to future operating results and financial condition.

In 2007, we unveiled a new store prototype that we believe is critical to our retail success. The design of this store concept is based on extensive research we conducted and assessed over the past several years, including a comprehensive market segmentation study completed in 2006. We believe this design, organized around four targeted lifestyles that portrays a more stylish residential feel, better communicates our interior design and custom furniture capabilities to the consumer. Utilizing the basic tenants of our new prototype as a guideline, we are in the midst of a visual standardization program that will ultimately permeate our entire fleet of stores. Implementation will occur in stages during 2008 and will logically display not only our styling point of view but also our points of differentiation in the marketplace. Failure to successfully implement the new store design, realize the intended benefits of the new design, could prove costly and could adversely impact our operating results and financial condition.

Consolidating variable interest entities into our financial statements may reduce our net income.

Applicable accounting rules categorize an entity that does not have sufficient equity to carry out its business without financial support as a “variable interest entity.” If some of our independent dealers do not generate the necessary level of sales and profits, they could be considered variable interest entities. If we are considered the primary beneficiary of a variable interest entity’s business activities, the rules require us to consolidate its assets, liabilities, and results of operations into our consolidated financial statements. Once consolidated, the rules require us to absorb all of the dealer’s net losses in excess of its equity and to recognize its net earnings, but only to the extent of recouping losses we previously recorded. We continue to assess our licensees to determine whether other subordinated financial support will be required by us to ensure their continued operation, thereby requiring them to be consolidated. Should we be required to consolidate additional variable interest entities, our future earnings would likely be reduced.

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

Fluctuations in the price, availability and quality of raw materials could result in increased costs or cause production delays which might result in a decline in sales, either of which could adversely impact our earnings.

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

In addition, certain suppliers may require extensive advance notice of our requirements in order to produce products in the quantities we desire. This long lead time may require us to place orders far in advance of the time when certain products will be offered for sale, thereby exposing us to risks relating to shifts in consumer demand and trends, and any downturn in the U.S. economy.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

General

We own our corporate office building located in Bassett, Va. We also lease office space in Greensboro, NC for our retail and marketing headquarters and lease showroom space in the International Home Furnishings Center, an unconsolidated affiliated entity.

We own the following facilities, by segment:

Wholesale Segment:

Facility	Location
Bassett Wood Division	Martinsville, Va.
Bassett Fiberboard	Bassett, Va.
Bassett Upholstery Division	Newton, N.C.
Warehouse	Bassett, Va.
Warehouse	Mt. Airy, N.C.
Outlet Store	Bassett, Va.

In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities are in regular use and provide more than adequate capacity for our manufacturing needs.

The following properties have ceased manufacturing operations and are currently held as idle facilities in connection with restructuring efforts:

Facility	Location
J. D. Bassett Manufacturing	Bassett, Va.
Bassett Superior Lines	Bassett, Va.
Bassett Chair	Bassett, Va.
Bassett Table	Bassett, Va.

Retail Segment:

Our interest in retail real estate is as follows:

	Company-Owned Stores	Licensee-Owned Stores	Total Network
Owned properties	7	8	15
Leased properties	25	16	41
Lease guarantees	—	18	18
No real estate involvement	—	56	56

Total	32	98	130

As of November 24, 2007, we had 130 stores in our retail network; 32 Company-owned stores that comprise our retail segment and 98 owned and operated by independent third party licensees. Of the 32 retail store locations owned and operated by us, 7 of the properties are owned and 25 are leased. Of the 7 properties that we own, one property is subject to a land lease.

We also own an additional 8 retail properties that are leased to our licensee dealers. Of these 8 properties, two are subject to land leases. In addition, we lease another 16 properties from third party landlords which we then sublease to our licensee dealers. To further support our licensee dealers, we have also provided lease guarantees on 18 licensee operated stores. See Note 16 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

On January 18, 2008, Costa Brava Partnership III, L.P. (“Costa Brava”), the beneficial owner of 5.1% of the Company’s outstanding shares, submitted to the Company a notice of its intent to nominate seven individuals for election to the Board of Directors at the Company’s 2008 Annual Meeting of Shareholders. On January 29, 2008, the Company notified Costa Brava that the notice and purported nominations fail to comply with the Company’s Bylaws. Among other things, the Bylaws require that any such notice include a representation that the shareholder is a holder of record of shares entitled to vote at the meeting. In its notice, Costa Brava acknowledged that it was not in fact a holder of record of the Company’s shares. On January 29, 2008, the Company also filed suit in the Circuit Court of Henry County, Virginia seeking a declaration that Costa Brava’s failure to comply with the Company’s Bylaws entitles the chairman of the 2008 Annual Meeting to refuse to acknowledge Costa Brava’s purported nominations.

We are also involved in other various claims and actions, including environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4B.	EXECUTIVE OFFICERS OF THE REGISTRANT

John E. Bassett III, 49, has been with the Company since 1981 and served as Vice President of Wood Manufacturing from 1997 to 2001 and as Vice President Global Sourcing since 2001.

Jason W. Camp, 39, joined the Company in 2006 as Senior Vice President of Retail. Prior to joining Bassett, Mr. Camp was with Restoration Hardware, Inc. for nine years advancing to the position of Senior Vice President and General Manager of the Retail Division.

Jay R. Hervey, Esq., 48, has served as the General Counsel, Vice President and Secretary for the Company since 1997.

Matthew S. Johnson, 46, has been with the Company since 1984. Since 2000, he has been serving as Vice President of Merchandising and Design.

Mark S. Jordan, 54, joined the Company in 1999 as Plant Manager. In 2001, he was promoted to Vice President of Upholstery Manufacturing and in 2002 he was promoted to Vice President and General Manager-Upholstery.

Barry C. Safrit, 45, joined the Company as Vice President and Chief Accounting Officer in 1998. He was promoted to Senior Vice President, Finance and Administration, Chief Financial Officer in 2006.

Keith R. Sanders, 63, joined the Company in 1998 as the Vice President of Upholstery Manufacturing . In 1999, he was promoted to Executive Vice President, Operations.

Robert H. Spilman, Jr., 51, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information:

Bassett’s common stock trades on the NASDAQ national market system under the symbol “BSET.” We had approximately 1,068 registered stockholders at November 24, 2007. The range of per share amounts for the high and low market prices and dividends declared for the last two fiscal years are listed below:

	Market Prices of Common Stock
	2007		2006		Dividends Declared
Quarter	High	Low	High	Low	2007	2006
First	18.80	15.00	19.60	17.99	0.20	0.20
Second	16.71	13.25	19.95	16.59	0.20	0.20
Third	14.53	11.05	18.51	16.56	0.20	0.20
Fourth	11.89	9.41	17.48	15.24	0.20	0.20

Issuer Purchases of Equity Securities

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 26 – September 29, 2007	—	—	—	$8,348,587
September 30 – October 27, 2007	—	—	—	$8,348,587
October 28 – November 24, 2007	—	—	—	$8,348,587

(1)	The Company’s Board of Directors authorized the repurchase of up to $40,000,000 in Company stock. This repurchase plan was announced on June 23, 1998.

ITEM 6.	SELECTED FINANCIAL DATA

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

	2007		2006	2005	2004		2003
Net sales	$295,384		$328,214	$335,207	$315,654		$316,857
Cost of sales	$195,001		$225,319	$236,843	$234,612		$234,861
Operating profit (loss)	$(19,916	)(1)	$(466)	$5,134	$3,727	(2)	$(1,230	)(3)
Other income, net	$5,947		$6,921	$8,061	$7,123		$6,097
Income (loss) before income taxes	$(13,969)		$6,455	$13,195	$10,850		$4,867
Income tax expense (benefit)	$(4,059)		$1,026	$3,381	$2,641		$462
Net income (loss)	$(9,910)		$5,429	$9,814	$8,209		$(470	)(4)
Diluted earnings (loss) per share	$(0.84)		$0.46	$0.82	$0.69		$(0.04)
Cash dividends declared	$9,450		$9,449	$9,433	$9,355		$9,261
Cash dividends per share	$0.80		$0.80	$0.80	$0.80		$0.80
Total assets	$310,703		$310,223	$313,158	$299,477		$281,891
Long-term debt	$28,850		$23,522	$19,054	$15,604		$—
Current ratio	1.96 to 1		2.47 to 1	2.19 to 1	2.66 to 1		2.78 to 1
Book value per share	$16.50		$18.24	$18.61	$18.58		$18.69
Weighted average number of shares	11,810,055		11,808,053	11,785,613	11,686,649		11,608,853

(1)	See note 13 to the Consolidated Financial Statements related to restructuring and asset impairment charges recorded in 2007, 2006, and 2005. See also note 6 to the Consolidated Financial Statements, with respect to funds received from the Continued Dumping and Subsidy Offset Act in 2007 and 2006.

(2)	During 2004, we recorded $4,060 of restructuring and asset impairment charges and a $3,890 gain on the sale of our California upholstery operation.

(3)	During 2003, we recorded $3,200 of restructuring and asset impairment charges.

(4)	During 2003, we recorded a $4,875 cumulative effect adjustment related to the adoption of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our” or the “Company”), based in Bassett, Va., is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through Bassett Furniture Direct® stores, with secondary distribution through Bassett Design Centers and other multi-line furniture stores. Bassettbaby® cribs and casegoods are sold through specialty stores and mass merchants. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 105-year history has instilled the principles of quality, value, and integrity in everything that we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and to meet the demands of a global economy

Two primary business developments continue to affect our business as they have for nearly a decade.

First, we created and re-channeled sales through a vertically integrated retail store network. The Bassett Furniture Direct® (“BFD” or “store”) store program was created in 1997 as a single source home furnishings retail store that provides a unique combination of stylish, well-made furniture and accessories with a high level of customer service. This service includes complimentary room planning, in-home design visits, fast delivery, and custom-order furniture. This strategy both builds on our strengths (brand name, balance sheet, product offerings) and better positions us to capitalize on the changing furniture retail environment. This store network currently includes 98 licensee-owned stores and 32 Company-owned and operated stores.

Second, the furniture industry continues to experience a rapid shift from traditional domestic manufacturing to offshore sourcing in lower cost markets, primarily in China and other Pacific Rim countries. This shift in sourcing has resulted in downward pressure on retail prices and reductions in traditional channels of sales distribution. Many retailers now source their own products rather than relying on a traditional domestic manufacturer to supply goods. Sales of imported products increased to 49% of our total wholesale volume. We expect this to increase to approximately 60% in 2008.

We have responded to these changes by reducing manufacturing production where we can more cost efficiently source product. Over the last seven years, we have reduced the number of facilities from 13 to 3, and reduced our headcount from approximately 4,200 to 1,450. During 2007, we closed a large wood manufacturing facility in Bassett, Va. This resulted in headcount reductions of approximately 280 employees and leaves us with one wood assembly plant in Martinsville, Va., one fiberboard supply facility in Bassett, Va., and one upholstery facility in Newton, N.C. We have closed and consolidated seven wood factories over the past six years.

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

Overall conditions for our industry and our Company have been difficult throughout 2007 with new housing starts down significantly and a deteriorating consumer credit environment. With that as a backdrop, we have continued to invest in the long-term health and future of our retail network. Although we believe 2008 will continue to be difficult, we plan simultaneously to continue to adjust our overall cost structure and further evaluate the performance of our corporate and licensee stores while properly supporting our retail initiatives that are the foundation of the Company’s future plans.

Restatement of IHFC Financial Statements

During the fourth quarter of 2007, IHFC determined that the method of accounting for its post-retirement health care plan did not conform to the requirements of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”, and restated its 2006 and 2005 operating results. As a result of this restatement and in accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, we have restated the balance of our equity investment as of the beginning of the year ended November 26, 2005 by increasing the negative balance in the investment by $742 (reflected as “Distributions in excess of affiliate earnings” in the consolidated balance sheet), increasing deferred tax assets by $296 and reducing retained earnings by $446. Due to the immateriality of the effects of the IHFC restatement on the Company’s statements of operations and cash flows for 2006 and 2005, no adjustments have been recorded in those previously reported statements; however, $42 was recorded as a reduction to the income recognized in 2007 as the cumulative impact of 2006 and 2005 unrecorded expense.

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

Consolidation—The consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated and its majority-owned subsidiaries for whom we have operating control. We also consolidate variable interest entities for which we are the primary beneficiary.

Allowance for Accounts and Notes Receivable—We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts and notes receivable in addition to an overall aging analysis. We evaluate the collectibility of our receivables from our licensees on a quarterly basis. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivables and is adjusted accordingly based on historical experience, current developments and economic trends. Actual losses could differ from those estimates.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out method. The cost of imported inventories is determined on a first-in, first-out basis. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Investments—Investments are marked to market and recorded at their fair value. We account for the Alternative Asset Fund by marking it to market value each month based on the net asset values provided by the general partner. Unrealized holding gains and losses, net of the related income tax effect, on available for sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold.

Goodwill—As specified in Statement of Financial Accounting Standards (SFAS) No. 141, “Accounting for Business Combinations”, goodwill represents the excess of the purchase price over the value assigned to tangible assets and liabilities and identifiable intangible assets of businesses acquired. SFAS No. 142, “Goodwill and

Intangible Assets”, requires that goodwill be reviewed for impairment annually or whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Our policy is to perform the annual impairment analysis as of the beginning of our fiscal fourth quarter. SFAS No. 142 also requires that the assets and liabilities acquired and the resulting goodwill be allocated to the entity’s respective reporting units. We have identified three reporting units for our business: Wholesale, Retail and Real Estate/Investments.

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

Impairment of Long-Lived Assets—We periodically evaluate whether events or circumstances have occurred that indicate long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.

Revenue Recognition—Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This generally occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer. Our terms vary from 30 to 60 days. An estimate for returns and allowances has been provided in recorded sales. The contracts with our licensee store owners do not provide for any royalty or license fee to be paid to us. We are responsible for paying the delivery cost of our products. As part of our efforts to standardize wholesale pricing throughout the country, we began in July 2007 invoicing all of the store network and certain wholesale customers on a fully landed basis such that the invoice price includes the freight charge for delivery. This business change resulted in approximately $5,232 of additional reported revenue and selling, general and administrative expenses for 2007. We expect the impact on 2008 sales to be significantly higher than that reported for 2007 since 2008 will include a full year under the new practice.

Loss Reserves—We have a number of other potential loss exposures incurred in the ordinary course of business such as environmental claims, product liability, litigation, restructuring charges, and the recoverability of deferred income tax benefits. Establishing loss reserves for these matters requires estimates and judgment with regard to maximum risk exposure and ultimate liability or realization. As a result, these estimates are often developed with the assistance of appropriate advisors, and are based on our current understanding of the underlying facts and circumstances. Because of uncertainties related to the ultimate outcomes of these issues or the possibilities of changes in the underlying facts and circumstances, additional charges related to these issues could be required in the future.

Analysis of Operations

Summarized consolidated operating information is as follows:

	November 24, 2007	November 25, 2006	November 26, 2005
Net sales	$295,384	$328,214	$335,207
Gross profit	100,383	102,895	98,364
SG&A	112,439	103,551	91,270
Restructuring, asset impairment charges and other one-time items, net	7,860	(190)	1,960
Operating income (loss)	(19,916)	(466)	5,134
Other income, net	5,947	6,921	8,061
Tax (expense) benefit	4,059	(1,026)	(3,381)
Net income (loss)	(9,910)	5,429	9,814

Sales for the year ended November 24, 2007 were $295,384 as compared to $328,214 for 2006 and $335,207 in 2005, representing decreases of 10% and 2%, respectively. The 2007 reported sales were positively impacted by a change in our invoicing practices with respect to freight for the delivery of wholesale furniture to our retail stores. During July 2007, we began invoicing these customers on a fully landed basis such that the dealer invoice price includes the freight charge for delivery. This change positively impacted reported revenue by approximately $5,232. Excluding the effects of the invoicing change, sales decreased 12% for 2007. These shortfalls are primarily due to continued soft furniture retail conditions, which have impacted both retail sales and wholesale shipments in both 2007 and 2006. Gross margins for 2007, 2006, and 2005 were 34.0%, 31.3%, and 29.3%, respectively. Excluding the effects of the above-mentioned invoicing change, gross margins would have been 32.8% for 2007. The 2007 increase over 2006 is due primarily to improved retail margins and a shift in wood product mix from domestic to imported, partially offset by the wind-down costs and inventory markdowns associated with the closure of the Bassett plant and lower volumes in our two domestic production facilities. The gross margin increase in 2006 as compared to 2005 is due primarily to the inclusion of more retail stores which carry a higher gross margin and improved wholesale import product mix. Selling, general and administrative expenses increased $8,888 for 2007, primarily due to the inclusion of $5,232 from the change in our invoicing practices described above, the additional expense associated with more company-owned stores, spending to support our key retail initiatives and increases to recorded reserves primarily for bad debts. Selling, general and administrative expenses increased $12,281 during 2006, primarily due to stores acquired in 2005, as we consolidated a complete year of the Dallas, Atlanta and upstate New York retail operations in 2006. Other income was $5,947, $6,921, and $8,061 in 2007, 2006, and 2005, respectively. We reported a net loss of $(9,910) in 2007 as compared to net income of $5,429 and $9,814 in 2006 and 2005, respectively.

Certain items affecting comparability between periods are noted below in “Investment and Real Estate Segment and Other Items Affecting Net Income (Loss)”.

Our 2007, 2006, and 2005 results were negatively (positively) impacted by certain restructuring and non-recurring items totaling $7,860, ($190), and $1,960, respectively, and are detailed below:

	November 24, 2007	November 25, 2006	November 26, 2005
Income from CDSOA	(2,135)	(1,549)	—
LRG settlement and debt restructuring	2,154	—	—
Lease exit costs	2,297	—	—
Restructuring & impaired asset charges	5,544	1,359	1,960

Total, net	$7,860	$(190)	$1,960

During 2007 and 2006, we recorded several restructuring and other non-recurring items. In the first quarter of 2007, we announced the closing of our wood manufacturing facility in Bassett, Va. As a result, we recorded $3,609 of asset impairment charges and $960 of restructuring charges largely related to severance. We have begun to experience gross margin improvement as we have effectively sourced certain of the products previously produced at the plant from overseas vendors.

We also took a number of other actions to reduce our overall expense structure. These included making a decision to exit four store locations and reducing the size of our wholesale showroom by more than half. We recorded pretax non-cash charges of $2,297 related to lease exit costs and $975 for an asset impairment charge related to the downsizing of our wholesale showroom. We have negotiated subleases on two of the closed store locations and are actively marketing the other locations.

During the fourth quarter of 2007, we recorded a pretax charge of $2,154 related to a settlement and debt restructuring with the minority interest partners of LRG Furniture, LLC. This charge is recorded in LRG settlement and debt restructuring in the consolidated statement of operations. As part of the settlement, we purchased the remaining 20% interest in LRG and restructured certain debt obligations to be paid out over the next six years.

Earnings for 2007 and 2006 were positively impacted by $2,135 and $1,549, respectively, of income related to subsidies received in connection with the Continued Dumping and Subsidy Offset Act (CDSOA) for wooden bedroom furniture imported from China.

During the fourth quarter of 2006, we recorded a $1,359 charge associated with the impairment of previously recorded goodwill.

During fiscal year 2005, we closed our wood manufacturing facility in Mt. Airy, N.C., due to excess domestic capacity as we continued to experience a shift in demand from domestically produced products to imported products. This resulted in a charge of $1,960 for impaired assets and severance.

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

Wholesale Segment

	2007		2006		2005
Net sales	$247,676	100.0%	$284,803	100.0%	$301,250	100.0%

Gross profit	60,471	24.4%	68,374	24.0%	68,646	22.8%
SG&A	(61,435)	-24.8%	(56,278)	-19.8%	(59,099)	-19.6%

Operating earnings (loss)	$(964)	-0.4%	$12,096	4.2%	$9,547	3.2%

Fiscal 2007 as Compared to Fiscal 2006

Wholesale net sales for the year ended November 24, 2007 were $247,676 as compared to $284,803 for the year ended November 25, 2006. Excluding the $5,232 increase in recorded revenue due to the invoicing change described above, sales decreased $42,359 or 15% year over year. Approximately 49% of wholesale shipments during 2007 were imported products compared to 44% for 2006. We expect sales of imported products to increase to approximately 60% for 2008. Gross margins were 24.4% for the year ended November 24, 2007. Excluding the effects of the invoicing change described above, gross margins would have been 22.8% as compared to 24.0% for 2006. Margins have been negatively impacted by the wind-down costs and inventory markdowns associated with the closure of the Bassett plant and lower volumes in our two domestic production facilities. We experienced increased margins, particularly during the fourth quarter of 2007, as a greater portion of our wholesale shipments were of higher margin imported product. We expect improved wholesale operating results in 2008 from a full year of improved product mix, the absence of any Bassett Plant closing costs and efforts to reduce variable spending in the remaining facilities and corporate support areas. With the continued difficult furniture retail environment, we will continue to assess and adjust our wholesale cost structure to match associated demand.

Fiscal 2006 as Compared to Fiscal 2005

In 2006, wholesale sales were $284,803 as compared to $301,250, 5% below sales levels attained in 2005. Approximately 44% of wholesale shipments during 2006 were imported products compared to 34% for 2005. Gross margins for 2006 were 24.0% as compared to 22.8% for 2005. This improvement was primarily driven by an improved mix of imported products and the performance of the upholstery division. Upholstery shipments and operating earnings continued to improve due to the retail acceptance of our custom programs and the new imported leather products introduced over the past several years.

Wholesale shipments by category for the last three fiscal years are summarized below:

	2007		2006		2005
Wood	$137,045	55.3%	$164,030	57.6%	$179,786	59.7%
Upholstery	108,312	43.7%	117,668	41.3%	114,372	38.0%
Other	2,319	0.9%	3,105	1.1%	7,092	2.3%

Total	$247,676	100.0%	$284,803	100.0%	$301,250	100.0%

Retail Segment—Company Owned Stores

	2007		2006		2005
Net sales	$87,537	100.0%	$84,401	100.0%	$70,480	100.0%

Gross profit	37,930	43.3%	35,146	41.6%	30,512	43.3%
SG&A	(48,710)	-55.6%	(47,272)	-56.0%	(32,173)	-45.6%

Operating earnings (losses)	$(10,780)	-12.3%	$(12,126)	-14.4%	$(1,661)	-2.3%

Fiscal 2007 as Compared to Fiscal 2006

Our 32 corporate stores made progress despite difficult conditions at retail. Net sales increased $3,136 from $84,401 in 2006 to $87,537 in 2007. This sales increase primarily resulted from the additional Company-owned stores acquired in 2007 and increases in comparable store sales (sales for stores open for longer than one year). Comparable store sales for Company-owned stores increased 2% for the year. Gross margins for the year increased 1.7%, due to improved pricing and promotional strategies, coupled with less clearance sales activity as compared to 2006. We believe that the combination of new product introductions, store prototype retrofits, better hiring and training of design consultants and continued improved marketing efforts will lead to the further improvement in retail operating results.

Effective November 1, 2007, we acquired the operations of two stores in the Charleston, South Carolina area from a licensee for its net book value. Immediately upon acquisition, we began the process of closing one of the stores. Subsequent to year-end, we entered into an agreement to acquire the real estate for these stores from this licensee for $6,800. These acquisitions will be funded through a combination of the existing licensee’s accounts payable to us and additional debt of between $4,500 and $5,000.

Fiscal 2006 as Compared to Fiscal 2005

Our 27 corporate stores experienced soft conditions at retail. Net sales for the retail segment increased nearly 20% in 2006 from 2005, primarily due to having a full year of sales from the 15 additional stores purchased in 2005. For our 11 stores that were in operation in both 2006 and 2005, we experienced slight sales decreases, primarily due to overall soft retail conditions. Our gross margin decreased 1.7 percentage points in 2006 from 2005, primarily due to selling selected products at clearance prices in order to prepare for the arrival of new products and featured catalog products, promotions geared to respond to the overall soft market conditions, and the discounting related to the clearance events at the two stores that were closed. Retail SG&A increased from $32,173 in 2005 to $47,272 in 2006. This increase was anticipated and was due almost entirely to adding the expense structure of the stores acquired during 2005. Sales in 2006 were more than 10% below the levels anticipated which resulted in a higher SG&A percentage as a large majority of these costs are relatively fixed in nature.

Investment and Real Estate Segment and Other Items Affecting Net Income (Loss)

Our investments and real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee BFD stores. Although this segment does not have operating earnings, income from the segment is included in income from investments in our consolidated statements of operations. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long-term liabilities section of our consolidated balance sheet. Income and expense items for fiscal 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Income from investments	5,921	7,318	6,743
Income from unconsolidated affiliated companies, net	5,298	4,464	6,045
Interest expense	(3,671)	(3,864)	(3,242)

Income from investments for 2007 was below the levels realized in 2006 and 2005, primarily due to a decrease in investment return from the Alternative Asset Fund. Even though the fund’s performance for 2007 was below our expectations, for a period of high volatility and intense risk aversion, we believe that the fund held up well. We also believe that the fund’s orientation toward capital preservation is prudent in a market characterized by increased volatility, deteriorating consumer credit, prolonged weakness in the residential real estate market, and mounting concern over the degree of economic slowdown.

Income from unconsolidated affiliated companies, net includes income from our investment in IHFC as well as income (loss) from other equity method investments. We recognized income from IHFC of $6,316, $6,666 and $6,367 in 2007, 2006 and 2005, respectively. Significant fluctuations have been primarily caused by losses recognized related to our previous investment in BFD Northeast, LLC (“BFDNE”) of $595 and $1,954 in 2007 and 2006, respectively. On February 28, 2007, we entered into an agreement with BFDNE whereby we contributed our 30% interest in BFDNE to BFDNE in exchange for certain assets (primarily inventory and leasehold improvements) of BFDNE’s two stores in Boston, Massachusetts.

Income taxes

Our effective income tax rate was (29.1%), 15.9% and 25.7% for 2007, 2006 and 2005. The effective tax rate in all years was lower than the statutory rate primarily due to exclusions for dividends received from our investment in IHFC. In addition, we recorded a tax charge of $2,383 in 2007 associated with the write-off of deferred tax assets due to the termination of the LRG partnership. Our effective rate for 2006 was also increased by the write-off of goodwill associated with our retail segment as it was not tax-deductible.

Liquidity and Capital Resources

The Company is committed to maintaining a strong balance sheet in order to weather difficult industry conditions, allow it to take advantage of opportunities as market conditions improve, and to execute its long-term retail growth strategies. We have $10 million outstanding on our revolving line of credit. As we have $15,331 of availability under our revolving line of credit and a sizeable investment portfolio, our balance sheet remains strong and continues to bolster our retail growth strategy, which includes entering into operating leases and lease and loan guarantees for our licensees. Our primary sources of funds in 2007 and 2006 have been income from investments, including dividends from IHFC, revolver borrowings, and cash received on the sale of certain assets associated with the closed facilities. Cash was primarily used to fund operations and pay dividends. In 2005, our primary sources of funds were from operations and dividends from IHFC which were used to pay dividends and make capital investments.

The current ratio at November 24, 2007 and November 25, 2006 was 1.96 to 1 and 2.47 to 1, respectively. Working capital was $54,528 and $63,918 at November 24, 2007 and November 25, 2006, respectively.

Net cash generated by (used in) operating activities was $(8,462), $(6,150) and $10,903 in fiscal 2007, 2006 and 2005, respectively. The cash deficit for 2007 was driven by the net operating loss and the increase in net working capital. The deficit for 2006 was primarily driven by increases in net working capital, partially offset by positive net earnings. The cash flow from operations in 2005 was primarily due to the net income recognized.

During 2007 and 2006, decreased customer traffic and retail sales trends negatively impacted our licensees’ cash flow and in turn the timing of our wholesale collections. As part of the improvement plans with certain of our licensees, we converted approximately $4,953 of trade accounts receivable to long-term interest bearing notes during the year ended November 24, 2007. We continually assess our levels of bad debt reserves and increased those reserves by $3,852 during 2007. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivables and is adjusted accordingly based on historical experience, current business levels, individual developments with certain licensees and economic trends. Although we believe we have adequate reserves for bad debts, we will continue to aggressively work to improve the long-term viability of our dealer network and our actions could result in additional store closings in 2008.

We also experienced a significant increase in our accounts payable balance during 2007. These were timing related inventory increases during November in preparation for our January 2008 new product introductions. We expect both reduced inventory and accounts payable levels by the end of the first quarter of 2008.

As noted on the accompanying consolidated balance sheet and statement of cash flows, we segregate property and equipment into two groups: (1) property and equipment utilized by our wholesale and retail segments, and (2) retail real estate utilized by BFD licensees. Over the past three years we have continued to invest in our company-owned retail stores and machinery, equipment and technology utilized by our wholesale segment in the amounts of $5,544, $3,344, and $4,804, respectively. A significant portion of our 2007 spending was related to the retrofitting of our Charlotte store and the build-out of the new Atlanta store. Spending in 2007 associated with retail real estate utilized by BFD licensees consisted only of minor leasehold improvements.

Both purchases of investments and proceeds from the sales of investments relate primarily to the active management of a portion of our overall investment portfolio. During the year, marketable securities are bought and sold generating proceeds, purchases, gains and losses. For 2007, 2006 and 2005 net proceeds from sales of investments were $6,569, $6,870 and $3,479, respectively, which were primarily used to fund operations and pay dividends. Dividends from an affiliate represent cash distributions from our investment in the International Home Furnishings Center (“IHFC”). Our investment in IHFC reflects a credit balance and is shown in the liabilities section of our balance sheet as distributions in excess of affiliate earnings. Based on current and expected future earnings of IHFC, we believe that the market value of this investment is positive and substantially greater than its current negative book value. The financial statements of IHFC are included as an attachment to this Form 10-K.

We amended our existing revolving credit facility in October 2007 by extending the agreement by two years and amending certain covenants. The credit facility provides for borrowings of up to $40,000 at a variable interest rate of LIBOR plus 1.5% (6.19% on November 24, 2007). The facility is secured by a pledge on certain marketable securities and substantially all of our receivables and inventories. Borrowings under the facility, which matures November 30, 2009, totaled $10,000 and $4,000 at November 24, 2007 and November 25, 2006, respectively. After coverage for letters of credit and loan guarantees, we had $15,331 available for borrowing under the facility at November 24, 2007.

This facility contains, among other provisions, certain defined financial requirements including a maximum ratio of debt to equity and a minimum level of net worth. We were in compliance with these covenants as of November 24, 2007. As in previous years, we have paid $0.80 per share in annual dividends representing an approximate annual cash requirement of $9,450. Although we have experienced operating cash flow deficits in 2007 and 2006, we plan for improved cash flow in 2008, primarily due to a combination of improved operating performance and working capital management.

Our consolidated financial statements are prepared on the basis of historical dollars and are not intended to show the impact of inflation or changing prices. Neither inflation nor changing prices has had a material effect on our consolidated financial position and results of operations in prior years.

We currently anticipate that total capital expenditures for fiscal 2008 will be approximately $7,000 most of which is intended for retrofits for the new prototype design primarily at Company-owned stores and information systems to support e-commerce initiatives. We have plans to continue to invest in store remodels, conversions, and new store real estate over the next three to four years and at potentially greater levels of up to $10,000 to $12,000 per year. The funding for this retail growth could come from multiple sources, including our investment portfolio, our borrowing capacity, and/or our expected cash flow from operations. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to our rate of growth, our operating results and any unplanned adjustments to our operating plan in response to economic, competitive or other circumstances. We believe that our existing cash and investment portfolio, and our borrowing capacity, together with cash expected to be provided by operations, will be more than sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides a comprehensive model for the recognition, measurement, presentation, and disclosure in a company’s financial statements of uncertain tax positions taken, or expected to be taken, on a tax return. If an income tax position exceeds a more likely than not (i.e., greater than 50%) probability of success upon tax audit, we are to recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with the respective jurisdictional tax laws. This interpretation is effective for fiscal years beginning after December 15, 2006, our fiscal year ending November 30, 2008. We are currently in the process of inventorying and evaluating our uncertain tax positions to determine what impact FIN 48 will have on our results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted, our fiscal 2008 first quarter ending March 1, 2008. We are currently in the process of determining the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

Contractual Obligations and Commitments:

We enter into contractual obligations and commercial commitments in the ordinary course of business (See Note 16 to the Consolidated Financial Statements for a further discussion of these obligations). The following table summarizes our contractual payment obligations and other commercial commitments.

	2008	2009	2010	2011	2012	Thereafter	Total
Post employment benefit obligations(1)	$1,736	$1,703	$1,680	$1,633	$1,510	$10,280	$18,542
Real estate notes payable	672	729	8,379	5,447	172	4,123	19,522
Long-term debt	—	10,000	—	—	—	—	10,000
Interest payable	2,156	2,098	896	517	284	2,254	8,205
Letters of credit	4,230	—	—	—	—	—	4,230
Operating leases(2)	13,811	13,423	13,057	12,383	12,086	31,633	96,393
Lease guarantees	7,032	1,593	1,626	1,069	311	1,041	12,672
Loan guarantees	4,197	3,077	1,444	338	—	—	9,056
Purchase obligations(3)	—	—	—	—	—	—	—

Total	$33,834	$32,623	$27,082	$21,387	$14,363	$49,331	$178,620

(1)	Does not reflect a reduction for the impact of any company owned life insurance proceeds to be received. See Note 11 to the Consolidated Financial Statements for more information.

(2)	Does not reflect a reduction for the impact of sublease income to be received. See Note 16 to the Consolidated Financial Statements for more information.

(3)	The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. At the end of fiscal year 2007, we had $29,366 in open purchase orders, primarily for imported inventories, which are in the ordinary course of business.

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

Safe-harbor, forward-looking statements:

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors, which should be read in conjunction with Item 1A “Risk Factors”, that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•	competitive conditions in the home furnishings industry

•	general economic conditions

•	overall retail traffic levels and consumer demand for home furnishings

•	Bassett store openings

•	Store closings and the profitability of the stores (independent licensees and Company-owned retail stores)

•	ability to implement our Company-owned retail strategies and realize the benefits from such strategies as they are implemented

•	fluctuations in the cost and availability of raw materials, labor and sourced products (including fabrics from troubled suppliers)

•	results of marketing and advertising campaigns

•	information and technology advances

•	ability to execute new global sourcing strategies

•	performance of our marketable securities portfolio and our investment in BIAAF

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•	effects of profit improvement initiatives in our domestic wood operations

•	continued profitability of our unconsolidated affiliated companies, particularly IHFC

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in market prices of our various types of investments. Our investments include marketable securities and an investment partnership (Alternative Asset Fund). Our marketable securities portfolio, which totaled $25,145, at November 24, 2007, is diversified among eleven different money managers and sixteen different medium to large capitalization equity interests. Although there are no maturity dates for our equity investments, we will liquidate these holdings as necessary to fund operations or other growth strategies. Maturity dates on other investments in the portfolio range from one to six years. As part of our current debt facility, we have pledged certain of these securities as collateral.

The Bassett Industries Alternative Asset Fund L.P was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of the Alternative Asset Fund. We and the General Partner are currently the only two partners. The objective of the Alternative Asset Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. Typically, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in the Alternative Asset Fund, which totaled $51,779 at November 24, 2007, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to the Company is limited to the amount of the Alternative Asset Fund investment in each of the funds. We believe that the Alternative Asset Fund did not hold any investments that have a material exposure, individually or in aggregate, to residential subprime loans either directly or through structured finance entities, such as collateralized debt obligations. However, in the future, managers incorporating a multi-strategy investing mandate may participate in these securities through their distressed portfolios if the risk/return characteristics are deemed attractive.

We account for our investments by marking them to market value each month based on the net asset values provided by the General Partner. The hedge funds and portfolio managers provide the General Partner with estimated net asset values on a monthly basis that represent the amount the partnership would receive if it were to liquidate its investments in the investee funds. We are entitled to affect partial withdrawals from our capital account in the Alternative Asset Fund at the end of any calendar quarter or any calendar year provided that Bassett shall be subject to the withdrawal provisions and notice periods required by the underlying managers. These notice periods range from 65 days to six months and may be subject to lockup periods of up to one year. (See Note 5 of the Consolidated Financial Statements).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Bassett Furniture Industries, Incorporated:

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated and subsidiaries as of November 24, 2007 and November 25, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 24, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of International Home Furnishings Center, Inc. (a corporation in which the Company has a 47% interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for International Home Furnishings Center, Inc., is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in International Home Furnishings Center, Inc. is stated at $(12,244,000) and $(12,468,000), respectively, at November 24, 2007 and November 25, 2006, and the Company’s equity in the net income of International Home Furnishings Center, Inc. is stated at $6,316,000, $6,666,000, and $6,367,000 for each of the three years in the period ended November 24, 2007.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bassett Furniture Industries, Incorporated and subsidiaries at November 24, 2007 and November 25, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 24, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As more fully described in Note 8 to the consolidated financial statements, the financial statements of International Home Furnishings Center, Inc., which were audited by other auditors, were restated. Accordingly, the Company has restated its consolidated balance sheet as of November 25, 2006, and its consolidated statements of stockholders’ equity for each of the two years in the period ended November 25, 2006 to reflect the effect of the restatement of the financial statements of International Home Furnishings Center, Inc. on the Company’s accounting for this equity method investee.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bassett Furniture Industries, Incorporated’s internal control over financial reporting as of November 24, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greensboro, North Carolina

February 6, 2008

Consolidated Balance Sheets

Bassett Furniture Industries, Incorporated and Subsidiaries

November 24, 2007 and November 25, 2006 (Restated)

(In thousands, except share and per share data)

	2007	As restated 2006
Assets
Current assets
Cash and cash equivalents	$3,538	$6,051
Accounts receivable, net of allowance for doubtful accounts of $7,661 and $5,746 as of November 24, 2007 and November 25, 2006, respectively	38,612	38,253
Inventories	50,550	48,880
Deferred income taxes	6,001	6,391
Assets held for sale	—	1,091
Other current assets	12,421	6,812

Total current assets	111,122	107,478

Property and equipment, net	53,225	58,925

Investments	76,924	78,617
Retail real estate	31,207	33,501
Notes receivable, net of allowance for doubtful accounts of $1,700 and $2,855 as of November 24, 2007 and November 25, 2006, respectively	14,128	13,391
Deferred income taxes	9,902	5,953
Other	14,195	12,368

	146,356	143,830

Total assets	$310,703	$310,233

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$26,104	$16,927
Accrued compensation and benefits	5,611	5,561
Customer deposits	8,894	8,310
Dividends payable	2,363	2,361
Other accrued liabilities	13,622	10,401

Total current liabilities	56,594	43,560

Long-term liabilities
Post employment benefit obligations	14,493	15,263
Long-term debt	10,000	4,000
Real estate notes payable	18,850	19,522
Other long-term liabilities	3,670	—
Distributions in excess of affiliate earnings	12,244	12,468

	59,257	51,253

Commitments and Contingencies

Stockholders’ equity
Common stock, par value $5 a share, 50,000,000 shares authorized, issued and outstanding 11,806,592 in 2007 and 11,803,656 in 2006	59,033	59,018
Retained earnings	131,725	151,089
Additional paid-in-capital	2,180	1,993
Accumulated other comprehensive income	1,914	3,320

Total stockholders’ equity	194,852	215,420

Total liabilities and stockholders’ equity	$310,703	$310,233

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Consolidated Statements of Operations

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 24, 2007, November 25, 2006, and November 26, 2005

(In thousands, except per share data)

	2007	2006	2005
Net sales	$295,384	$328,214	$335,207
Cost of sales	195,001	225,319	236,843

Gross profit	100,383	102,895	98,364

Selling, general and administrative expenses	112,439	103,551	91,270
Income from Continued Dumping & Subsidy Offset Act	(2,135)	(1,549)	—
Restructuring and asset impairment charges	5,544	1,359	1,960
Lease exit costs	2,297	—	—
LRG settlement and debt restructuring	2,154	—	—

Income (loss) from operations	(19,916)	(466)	5,134

Income from investments	5,921	7,318	6,743
Income from unconsolidated affiliated companies, net	5,298	4,464	6,045
Interest expense	(3,671)	(3,864)	(3,242)
Other expense, net	(1,601)	(997)	(1,485)

Income (loss) before income taxes	(13,969)	6,455	13,195
Income tax (provision) benefit	4,059	(1,026)	(3,381)

Net income (loss)	$(9,910)	$5,429	$9,814

Net income (loss) per share
Basic earnings (loss) per share:	$(0.84)	$0.46	$0.83

Diluted earnings (loss) per share:	$(0.84)	$0.46	$0.82

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 24, 2007, November 25, 2006 (Restated), and November 26, 2005 (Restated)

(In thousands, except share and per share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	Shares	Amount
Balance, November 27, 2004 as previously reported	11,735,967	$58,680	$1,373	$155,174	$2,818	$218,045
IHFC restatement adjustment (see Note 8)				(446)		(446)

Balance, November 28, 2004, as restated	11,735,967	58,680	1,373	154,728	2,818	217,599
Net income	—	—	—	9,814	—	9,814
Net change in unrealized holding gains	—	—	—	—	(166)	(166)

Comprehensive income						9,648
Dividends ($.80 per share)	—	—	—	(9,433)	—	(9,433)
Issuance of common stock	75,584	377	761	—	—	1,138
Purchase and retirement of common stock	(7,093)	(35)	(89)	—	—	(124)
Tax benefit from exercise of options	—	—	49	—	—	49
Unamortized stock compensation	—	—	(26)	—	—	(26)

Balance, November 26, 2005, as restated	11,804,458	59,022	2,068	155,109	2,652	218,851

Net income	—	—	—	5,429	—	5,429
Excess of additional pension liability over unamortized transition obligation	—	—	—	—	(205)	(205)
Net change in unrealized holding gains	—	—	—	—	873	873

Comprehensive income						6,097
Dividends ($.80 per share)	—	—	—	(9,449)	—	(9,449)
Issuance of common stock	55,637	278	561	—	—	839
Purchase and retirement of common stock	(56,439)	(282)	(702)	—	—	(984)
Stock-based compensation	—	—	66	—	—	66

Balance, November 25, 2006, as restated	11,803,656	59,018	1,993	151,089	3,320	215,420

Net loss	—	—	—	(9,910)	—	(9,910)
Excess of additional pension liability over unamortized transition obligation	—	—	—	—	(28)	(28)
Net change in unrealized holding gains	—	—	—	—	(833)	(833)

Comprehensive loss						(10,771)
Dividends ($.80 per share)	—	—	—	(9,454)	—	(9,454)
Issuance of common stock	42,236	211	365	—	—	576
Purchase and retirement of common stock	(39,300)	(196)	(350)	—	—	(546)
Stock-based compensation	—	—	172	—	—	172
Adjustment to initially apply SFAS 158, net	—	—	—	—	(545)	(545)

Balance, November 24, 2007	11,806,592	$59,033	$2,180	$131,725	$1,914	$194,852

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 24, 2007, November 25, 2006, and November 26, 2005

(In thousands)

	2007	2006	2005
Operating Activities
Net income (loss)	$(9,910)	$5,429	$9,814
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,089	9,253	9,674
Equity in undistributed income of investments and unconsolidated affiliated companies	(8,323)	(9,594)	(11,011)
Provision for restructuring and asset impairment costs	5,544	1,359	920
Provision for lease exit costs	2,297	—	—
LRG settlement and debt restructuring	2,154	—	—
Provision for losses on trade accounts receivable	3,852	3,364	2,603
Realized income from investments	(2,937)	(2,121)	(1,743)
Deferred income taxes	(2,963)	(1,437)	60
Other, net	669	(353)	(192)
Changes in operating assets and liabilities, exclusive of assets and liabilities impacted by business combinations:
Accounts receivable	(10,919)	(7,417)	(7,666)
Inventories	(315)	2,503	4,625
Other current assets	(5,662)	(1,477)	587
Accounts payable and accrued liabilities	8,962	(5,659)	3,232

Net Cash Provided By (Used In) Operating Activities	(8,462)	(6,150)	10,903

Investing Activities
Purchases of property and equipment	(5,544)	(3,344)	(4,804)
Purchases of retail real estate	(375)	(3,594)	(6,286)
Proceeds from sales of property and equipment	3,176	1,736	1,644
Proceeds from sale of Weiman	—	1,300	—
Proceeds from sales of investments	16,982	21,618	17,818
Purchases of investments	(10,413)	(14,748)	(14,339)
Dividends from an affiliate	6,091	6,559	5,623
Net cash received on licensee notes	1,029	411	828
Acquisition of retail licensee stores, net of cash acquired	120	(430)	67
Other, net	(177)	833	761

Net Cash Provided By Investing Activities	10,889	10,341	1,312

Financing Activities
Net borrowings under revolving credit arrangement	6,000	1,000	3,000
Repayments of long-term debt	(770)	(910)	(3,145)
Borrowings (repayments) under real estate notes payable	(622)	4,378	(460)
Issuance of common stock	448	745	1,065
Repurchases of common stock	(546)	(1,013)	(155)
Cash dividends	(9,450)	(9,449)	(9,433)

Net Cash Used In Financing Activities	(4,940)	(5,249)	(9,128)

Change In Cash And Cash Equivalents	(2,513)	(1,058)	3,087
Cash And Cash Equivalents—beginning of year	6,051	7,109	4,022

Cash And Cash Equivalents—end of year	$3,538	$6,051	$7,109

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1. Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, “the Company”) based in Bassett, Va., is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s products, designed to provide quality, style and value, are sold through Bassett Furniture Direct® stores, Bassett Design Centers, and other furniture stores. Bassett’s full range of furniture products and accessories are primarily sold through an exclusive nation-wide network of 130 retail stores known as Bassett Furniture Direct (“BFD” or “store”), of which 98 are independently owned (“licensee operated”) and 32 are controlled and consolidated by the Company (“Company-owned retail stores”). The Company sourced 49% of its wholesale products to be distributed through the store network from various countries, with the remaining volume produced at its two domestic manufacturing facilities.

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

Accounts Receivable and Notes Receivable

Substantially all of our trade accounts receivable and notes receivable are due from customers located within the United States. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Allowances for doubtful accounts were $7,661 and $5,746 at November 24, 2007 and November 25, 2006, respectively. Notes receivable reserves were $1,700 and $2,855 at November 24, 2007 and November 25, 2006, respectively. Accounts and notes receivable are generally secured by liens on merchandise sold to licensees.

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable subject us to credit risk partially due to the concentration of amounts due from customers. In 2007 and 2006, no customer accounted for more than 10% of total net sales or total accounts receivable in the periods presented.

Inventories

Inventories (retail merchandise, finished goods, work in process and raw materials) are stated at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the last-in, first-out (“LIFO”) method. The cost of imported inventories is determined on a first-in, first-out (“FIFO”) basis.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Inventories accounted for under the LIFO method represented 19% and 29% of total inventory before reserves at November 24, 2007 and November 25, 2006, respectively. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

Retail Real Estate

Retail real estate is comprised of owned and leased properties utilized by licensee operated BFD stores. These properties are located in high traffic, upscale locations that are normally occupied by large successful national retailers. This real estate is stated at cost and depreciated over the useful lives of the respective assets utilizing the straight line method. Buildings and improvements are generally depreciated over a period of 10 to 39 years. Leasehold improvements are amortized based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter. As of November 24, 2007 and November 25, 2006, the cost of retail real estate included land totaling $6,451 and building and leasehold improvements of $31,293 and $32,267, respectively. As of November 24, 2007 and November 25, 2006, accumulated depreciation of retail real estate was $6,796 and $5,217, respectively. Depreciation expense was $1,745, $1,765, and $1,200 in 2007, 2006, and 2005, respectively.

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

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Investments

Our investments consist of a portfolio of marketable securities and the Bassett Industries Alternative Asset Fund (“Alternative Asset Fund”). We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold. All investments are marked-to-market and recorded at their fair value. Gains and losses on financial instruments that do not qualify as accounting hedges are recorded as other income or expense. Investments in the Alternative Asset Fund are valued on the basis of net asset value, with the resultant difference from the prior valuation included in other income or expense in the accompanying statements of operations. The net asset value is determined by the investee fund based on its underlying financial instruments as provided by the general partner.

Unconsolidated Affiliated Companies

The equity method of accounting is used for our investments in affiliated companies in which we exercise significant influence but do not maintain operating control. For equity investments that have been reduced to zero through equity method losses, additional equity losses incurred have reduced notes receivable from the investee.

Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer. We offer terms varying from 30 to 60 days for wholesale customers. Estimates for returns and allowances for advertising and promotional arrangements have been recorded as a reduction to revenue. The contracts with our licensee store owners do not provide for any royalty or license fee to be paid to us. We are responsible for paying the delivery cost of our products. As part of our efforts to standardize wholesale pricing throughout the country, we began in July 2007 invoicing all of the store network and certain wholesale customers on a fully landed basis such that the invoice price includes the freight charge for delivery. This business change resulted in approximately $5,232 of additional reported revenue and selling, general and administrative expenses for 2007.

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

Significant judgment is required in evaluating the Company’s federal, state and foreign tax positions and in the determination of its tax provision. Despite management’s belief that the Company’s tax return positions are fully supportable, the Company may establish and has established reserves when it believes that certain tax

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

positions are likely to be challenged and it may not fully prevail in overcoming these challenges. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, its tax advisors, or resolution of issues in the courts. The Company’s tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest.

Earnings (loss) per Share

Basic earnings (loss) per share is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share also considers the dilutive effect for stock options and restricted stock.

Shipping and Handling Costs

Costs incurred to deliver retail merchandise to customers are recorded in selling, general and administrative expense and totaled $2,300 for 2007, $2,775 for 2006, and $2,385 for 2005. In order to drive price consistency throughout the store network, in July 2007, we began invoicing all of the store network and certain other wholesale customers on a fully landed basis such that the invoice price includes the freight charge for delivery. This business change resulted in approximately $5,232 of additional reported revenue and selling, general and administrative expenses for 2007.

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred and are included in selling, general and administrative expenses. Advertising costs totaled $12,482, $11,194, and $9,278, in 2007, 2006, and 2005, respectively.

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

Business Insurance Reserves

We have self-funded insurance programs in place to cover workers’ compensation and health insurance claims. These insurance programs are subject to various stop-loss limitations and partially re-insured through a captive insurance program. We accrue estimated losses using historical loss experience. Although we believe that the insurance reserves are adequate, the reserve estimates are based on historical experience, which may not be indicative of current and future losses. We adjust insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.

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

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

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

We analyzed our partnership licensee and our independent licensees under the requirements of FIN 46R. All of these licensees operate as Bassett Furniture Direct stores and are furniture retailers. We sell furniture to these licensees, and in some cases have extended credit beyond normal terms, made lease guarantees, guaranteed loans, or loaned directly to the licensees. Consistent with our critical accounting policies, we have recorded reserves for potential exposures related to these licensees. See Note 16 for disclosure of leases, lease guarantees and loan guarantees. Based on financial projections and best available information, all licensees have sufficient equity to carry out their principal operating activities without subordinated financial support. We completed our assessment for other potential VIEs, and concluded that these entities were not required to be consolidated by us. Since adoption of FIN 46R, we have and will continue to reassess the status of potential VIEs including when facts and circumstances surrounding each potential VIE change.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides a comprehensive model for the recognition, measurement, presentation, and disclosure in a company’s financial statements of uncertain tax positions taken, or expected to be taken, on a tax return. If an income tax position exceeds a more likely than not (i.e., greater than 50%) probability of success upon tax audit, we are to recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with the respective jurisdictional tax laws. This interpretation is effective for fiscal years beginning after December 15, 2006, our fiscal year ending November 29, 2008. We are currently in the process of inventorying and evaluating our uncertain tax positions to determine what impact FIN 48 will have on our results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted, our fiscal 2008 first quarter ending March 1, 2008. We are currently in the process of determining the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option” which provides companies with an irrevocable option to report certain assets and liabilities at fair value. SFAS No. 159 is intended to reduce the volatility in earnings and the complexity in accounting caused by differences in existing accounting rules. In addition, SFAS No. 159, helps achieve further convergence with the International Accounting Standards Board, which previously adopted a fair value option for financial instruments. It is effective for an entity’s fiscal year that begins after November 15, 2007, our fiscal year ending November 29, 2008. We are currently in the process of determining the impact, if any, the irrevocable option and subsequent implementation of SFAS No. 159 would have on our results of operations or financial condition.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

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

Reclassifications

For comparative purposes, certain amounts in the 2006 and 2005 financial statements have been reclassified to conform to the 2007 presentation.

3. Inventories

Inventories consist of the following:

	November 24, 2007	November 25, 2006
Finished goods	$36,102	$34,159
Work in process	247	987
Raw materials and supplies	7,887	10,111
Retail merchandise	13,723	14,472

Total inventories on first-in, first-out cost method	57,959	59,729
LIFO adjustment	(7,409)	(10,849)

	$50,550	$48,880

During 2007 and 2006, we liquidated certain LIFO inventories, which decreased cost of sales by $3,440 and $3,516, respectively. We source a significant amount of our wholesale product from other countries. During 2007, we purchased $26,063 and $20,014 from two vendors, respectively, located in China.

4. Property and Equipment

	November 24, 2007	November 25, 2006
Land	$9,195	$9,195
Buildings and leasehold improvements	57,825	58,568
Machinery and equipment	86,975	101,337

	153,995	169,100
Less accumulated depreciation	(100,770)	(110,175)

	$53,225	$58,925

Depreciation expense for property and equipment was $6,625, $7,142, and $8,268, in 2007, 2006, and 2005, respectively. Net book value of property and equipment utilized by Company-owned stores for 2007, 2006 and 2005, was $28,552, $25,243 and $26,285, respectively.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

5. Investments

Our investments consist of a 99.95% interest in the Alternative Asset Fund and a portfolio of marketable securities.

	November 24, 2007	November 25, 2006
Alternative Asset Fund	$51,779	$52,755
Marketable Securities	25,145	25,862

	$76,924	$78,617

The Alternative Asset Fund commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (General Partner) of the Alternative Asset Fund. Bassett and the General Partner are the only two partners. The objective of the Alternative Asset Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi- strategy and other market—neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. Typically, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in the Alternative Asset Fund, which totaled $51,779 at November 24, 2007, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk.

These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. We account for the investments by marking them to market value each month based on the net asset values provided by the General Partner. The hedge funds and portfolio managers provide the General Partner with estimated net asset values on a monthly basis that represents the amount the partnership would receive if it were to liquidate its investments in the investee funds. We are entitled to affect partial withdrawals from our capital account in the Alternative Asset Fund at the end of any calendar quarter or any calendar year provided that Bassett shall be subject to the withdrawal provisions and notice periods required by the underlying managers. These notice periods range from 65 days to six months and may be subject to lockup periods of up to one year.

The Alternative Asset Fund was comprised of the following investments. All investments are at fair value and all are below five percent of the respective portfolio manager’s total fund investment.

	November 24, 2007	November 25, 2006
Styx Partners, L.P.	$13,974	$22,698
HBK Fund, L.P.	13,589	13,094
Contrarian Capital Trade Claims, L.P.	5,983	5,640
Drawbridge Special Opportunities Fund, L.P.	12,400	6,099
DB Zwirn Special Opportunities Fund, L.P.	5,735	5,031
Cash and Other	98	193

	$51,779	$52,755

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Our earnings from the Alternative Asset Fund were $3,024, $5,162, and $5,000 for 2007, 2006 and 2005, respectively. We received distributions of $4,000 from the sales of investments in the Alternative Asset Fund in both 2007 and 2006.

Cost and unrealized holding gains of marketable securities are as follows:

	November 24, 2007	November 25, 2006
Fixed income securities	$1,361	$3,666
Equity securities	19,371	16,738

Total cost	20,732	20,404
Unrealized holding gains	4,413	5,458

Fair value	$25,145	$25,862

Investments in marketable securities are considered “available for sale”. The realized earnings from our marketable securities portfolio which includes realized gains or losses and dividend and interest income were $2,897, $2,121 and $1,743 for 2007, 2006 and 2005, respectively. The change in unrealized holding gains of $(1,045), $1,314, and $(259) is recorded in accumulated other comprehensive income, net of taxes of $212 for 2007, $(441) for 2006, and $93 for 2005.

6. Income from the Continued Dumping and Subsidy Offset Act

In 2000, the United States Congress passed the Continued Dumping and Subsidy Offset Act (CDSOA). The Act requires that revenues from antidumping and countervailing duties on designated imports be distributed, on an annual basis, to the domestic producers that were either petitioners or interested parties supporting the petition that resulted in duties being levied. The CDSOA originally targeted the steel industry and eventually spread to other industries, including the furniture industry, specifically targeting wooden bedroom furniture produced in China. We supported the petition on wooden bedroom furniture produced in China. We recognized $2,135 and $1,549 of CDSOA income in 2007 and 2006, respectively. Amounts received in 2005 were insignificant.

In early 2006, legislation was enacted that ends CDSOA distributions for monies collected after September 30, 2007. Therefore, we expect that distributions after 2007 will be reduced and will eventually cease.

7. Goodwill

The Company had $3,548 and $3,463 of goodwill as of November 24, 2007 and November 25, 2006, respectively, recorded as part of other long-term assets in the accompanying consolidated balance sheets.

In 2006, we performed our annual goodwill impairment review and determined that the goodwill associated with our retail reporting unit was impaired and recorded a $1,359 charge to write-off all of the retail goodwill. The overall retail furniture environment and the markets in which our Company-owned stores operated, in particular, softened considerably more than anticipated. In addition, our strategy to streamline and standardize operations to reduce overhead and other costs took more time to implement than expected. Higher gasoline costs and interest rates combined with decreased housing starts contributed to the difficult retail furniture environment. These factors led to increased promotional discounts on our products in an attempt to maintain sales volumes that resulted in a significant increase in the operating losses for our Company-owned stores.

Our discounted cash flow analysis for 2007 on the goodwill associated with our wholesale reporting unit indicated that the carrying value was realizable from future cash flows and that the fair value of the reporting unit was in excess of 110% of the book value.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

The carrying value of our goodwill by reporting unit and the activity for fiscal 2007 and 2006 is as follows:

	Wholesale	Retail	Real Estate/ Investments	Total
Balance as of November 26, 2005	$3,127	$1,145	$—	$4,272
Goodwill from acquisitions	278	109	—	387
Other activity	58	105	—	163
Fourth quarter impairment charge	—	(1,359)	—	(1,359)

Balance as of November 25, 2006	$3,463	$—	$—	$3,463

Goodwill from acquisitions	120	—	—	120
Other activity	(35)	—	—	(35)

Balance as of November 24, 2007	$3,548	$—	$—	$3,548

8. Unconsolidated Affiliated Companies

International Home Furnishings Center:

The International Home Furnishings Center (“IHFC”) owns and leases showroom space in High Point, North Carolina. Our ownership interest is 46.9% and is accounted for using the equity method. During the fourth quarter of 2007, IHFC determined that the method of accounting for its post-retirement health care plan did not conform to the requirements of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”, and restated its 2006 and 2005 operating results. As a result of this restatement and in accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, we have restated the balance of our equity investment as of the beginning of the year ended November 26, 2005 by increasing the negative balance in the investment by $742 (reflected as “Distributions in excess of affiliate earnings” in the consolidated balance sheet), increasing deferred tax assets by $296 and reducing retained earnings by $446. Due to the immateriality of the effects of the IHFC restatement on the Company’s statements of operations and cash flows for 2006 and 2005, no adjustments have been recorded in those previously reported statements; however, $42 was recorded as a reduction to the income recognized in 2007 as the cumulative impact of 2006 and 2005 unrecorded expense.

Our investment reflects a credit balance due to our cumulative receipt of dividends exceeding our cumulative portion of IHFC’s earnings. The credit balance was $12,244 and $12,468 at November 24, 2007 and November 25, 2006, respectively, and is reflected in the liabilities section in the accompanying consolidated balance sheets. This negative book value resulted from IHFC’s refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners. The carrying value of our investment in IHFC is greater than the underlying deficit in the IHFC financial statements by $16,997.

Our share of earnings and dividends from this investment were as follows:

	Earnings Recognized	Dividends Received
Fiscal 2007	$6,316	$6,091
Fiscal 2006	6,666	6,560
Fiscal 2005	6,367	5,623

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Summarized financial information for IHFC is as follows:

	2007	Restated 2006	Restated 2005
Current assets	$16,935	$19,871	$25,015
Non-current assets	48,284	47,535	46,229
Current liabilities	15,243	19,566	17,756
Long-term liabilities	112,625	110,906	117,695
Revenues	47,089	46,764	46,411
Net income	13,570	14,198	13,533

The complete financial statements of IHFC are included in our annual report on Form 10-K. Based on current and expected future earnings of IHFC, we believe that the market value of this investment is positive and substantially greater than its book value of negative $12,244 at November 24, 2007.

We also lease 28,576 square feet of showroom space from IHFC at what we believe to be competitive market rates.

Other affiliates:

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which hauls freight for many of our customers. Our investment balance was $4,842 at November 24, 2007 and $5,264 at November 25, 2006 and is recorded in other long-term assets. Company-owned retail stores paid Zenith approximately $3,518, $3,700, and $2,589, for freight expense in 2007, 2006, and 2005, respectively. We recorded the following income (losses) in other income, net in our consolidated statements of operations:

	2007	2006	2005
Income (losses) in other income, net	$(422)	$(248)	$500

On February 28, 2007, we entered into an agreement with BFD Northeast, LLC (“BFDNE”) whereby we contributed our 30% interest in BFDNE to BFDNE in exchange for certain assets (primarily inventory and leasehold improvements) of BFDNE’s two stores in Boston, Massachusetts with an estimated fair value of $2,031, and the assumption of $770 of BFDNE’s outstanding bank debt. As part of the transaction, we also restructured amounts BFDNE previously owed us including converting $3,400 of accounts receivable into a long-term note receivable. No goodwill or identified intangible assets were recorded as part of this transaction. The consolidated statements of operations include the results of these two stores since March 1, 2007.

Prior to the BFDNE transaction, we accounted for our 30% investment in BFDNE using the equity method of accounting. Accordingly, we recorded the following losses in other income, net in our consolidated statements of operations:

	2007	2006	2005
Losses in other income, net	$(595)	$(1,954)	$(166)

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

9. Income Taxes

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	November 24, 2007	November 25, 2006	November 26, 2005
Statutory federal income tax rate	(35.0)%	35.0%	35.0%
Dividends received deduction	(13.9)	(33.2)	(14.2)
Adjustment to deferred tax asset related to
LRG investment becoming wholly owned	17.1	—	—
Goodwill impairment	—	7.4	—
Change in income tax valuation allowance	1.9	6.3	3.8
Change in income tax reserves	0.6	1.1	(2.8)
State income tax, net of federal benefit	(1.5)	—	4.4
Other	1.7	(0.7)	(0.5)

Effective income tax rate	(29.1)%	15.9%	25.7%

During the fourth quarter of 2007, we recorded a pretax charge of $2,154 related to a settlement and debt restructuring with the minority interest parties of LRG Furniture, LLC. As part of the settlement and debt restructuring, we purchased the remaining 20% interest in LRG and restructured certain debt obligations to be paid out over the next six years. In conjunction with the acquisition, the Company recorded a tax charge of $2,383 associated with the write-off of deferred tax assets due to the termination of the LRG partnership.

The components of the income tax provision (benefit) are as follows:

	November 24, 2007	November 25, 2006	November 26, 2005
Current:
Federal	$(2,012)	$1,608	$2,739
State	916	855	582
Deferred:
Federal	(2,417)	(1,411)	(137)
State	(546)	(26)	197

Total	$(4,059)	$1,026	$3,381

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 24, 2007	(As restated) November 25, 2006
Deferred income tax assets:
Trade accounts receivable	$2,988	$3,344
Inventories	1,600	1,466
Property and equipment	1,561	—
Retirement benefits	5,888	5,651
State net operating loss carryforwards	1,227	1,499
Net distributions from affiliates in excess of income	3,270	4,918
Lease termination accruals	843
Other	1,404	1,671

Gross deferred income tax assets	18,781	18,549
State net operating loss carryforward valuation allowance	(1,047)	(1,406)

Total deferred income tax assets	17,734	17,143

Deferred income tax liabilities:
Property and equipment	—	2,679
Prepaid expenses and other	110	155
Unrealized holding gains	1,721	1,965

Total gross deferred income tax liabilities	1,831	4,799

Net deferred income tax assets	$15,903	$12,344

The valuation allowance for deferred tax assets decreased on a net basis by $359 in 2007 primarily due to a change in tax law for one state whereby previously generated net operating loss carry-forwards have been effectively eliminated and converted to tax credits of nominal value to be used against the new state taxing methodology. This decrease has no impact on tax expense. The decrease was partially offset by losses in certain states generated in the current year for which we have concluded it is more likely than not that these tax benefits would not be realized prior to expiration and resulted in additional valuation allowance of $265 which increased tax expense. We have state net operating loss carryforwards for tax purposes available to offset future taxable state income of $28,102, which expire in varying amounts between 2008 and 2027. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. When realization of any of these previously-reserved carryforwards is more likely than not to occur, the benefit would be recognized as a reduction to income tax expense in that period. The Company is currently in the process of performing a legal entity reorganization that may result in the ability to more readily realize certain state tax carryforwards on a prospective basis.

We have $733 and $1,040 in tax contingency reserves as of November 24, 2007 and November 25, 2006, respectively. Despite our belief that our tax return positions are fully supportable, reserves are established in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, where we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges. We may adjust these tax contingency reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. Our tax expense includes the impact of tax contingency reserve positions and changes to tax reserves that we consider appropriate, as well as related interest. In fiscal 2007, our tax expense was increased by $83 relating to the accrual of interest on existing tax reserve positions. The $390 decrease to the tax contingency reserve primarily related to the

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

resolution and payment of certain state tax matters and did not impact tax expense. In fiscal 2006, our tax expense was increased $439 related to certain state tax matters and interest on certain timing differences and was decreased $370 related to the resolution of certain partnership accounting issues resulting in a net increase to the tax reserves of $69. In fiscal 2005, our tax expense was increased $139 related to interest on certain timing differences and was decreased $697 primarily related to the resolution of certain partnership accounting issues, state tax matters and permanent deductions resulting in net decrease to the tax reserves of $558. We cannot predict when or if any other future tax payments related to these tax positions may occur. Therefore, all of the reserves for these positions are classified as current liabilities in our balance sheet.

Income taxes paid, net of refunds received, during 2007, 2006, and 2005 were $1,785, $3,579, and $1,570, respectively.

10. Real Estate Notes Payable and Other Long-Term Debt

Certain of our retail real estate properties have been financed through commercial mortgages which are payable over periods of six to twenty years and have interest rates ranging from 6.73% to 9.18%. These mortgages are collateralized by the respective properties with net book value of $25,767 at November 24, 2007. The current portion of these mortgages, $672 and $622 as of November 24, 2007 and November 25, 2006, respectively, has been included as a current liability in other accrued liabilities in the accompanying consolidated balance sheet. The long-term portion, $18,850 and $19,522 as of November 24, 2007, and November 25, 2006, respectively, is presented as real estate notes payable in the consolidated balance sheet. The fair value of our real estate notes payable was $20,044 and $21,026 at November 24, 2007 and November 25, 2006, respectively. Our weighted average interest rate was 7.94% at November 24, 2007 and November 25, 2006. Interest paid on our mortgages during 2007, 2006 and 2005 was $1,587, $1,293 and $1,384, respectively.

Maturities of real estate notes payable are as follows:

2008	$672
2009	729
2010	8,379
2011	5,447
2012	172
Thereafter	4,123

$19,522

We amended our existing revolving credit facility in October 2007 by extending the agreement by two years and amending certain covenants. The credit facility provides for borrowings of up to $40,000 at a variable interest rate of LIBOR plus 1.5% (6.19% on November 24, 2007). The facility is secured by a pledge of certain marketable securities and substantially all of our receivables and inventories. Borrowings under the facility, which matures November 30, 2009, totaled $10,000 and $4,000 at November 24, 2007 and November 25, 2006, respectively. After coverage for letters of credit, we had $15,331 available for borrowing under the facility at November 24, 2007. The average interest rate was 6.78% for the year ended November 24, 2007. Interest paid on our credit facility during 2007, 2006, and 2005 was $1,187, $873, and $619, respectively.

This facility contains, among other provisions, certain defined financial requirements including a maximum ratio of debt to equity and a minimum level of net worth. We were in compliance with these covenants as of November 24, 2007.

Total interest paid during 2007, 2006 and 2005 was $2,774, $2,166 and $2,003, respectively.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

11. Post-Employment Benefit Obligations

Supplemental Retirement Income Plan

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. Upon retirement, the Supplemental Plan provides for lifetime monthly payments in an amount equal to 65% of the participant’s final average compensation as defined in the Supplemental Plan, which amount is reduced by certain social security benefits to be received and other benefits provided by us. The Supplemental Plan also provides a death benefit that is divided into (a) prior to retirement death, which pays the beneficiary 50% of final average annual compensation for a period of 120 months, and (b) post-retirement death, which pays the beneficiary 200% of final average compensation in a single payment. We own life insurance policies with a current net death benefit of $6,598 on these executives and expect to substantially fund this death benefit through the proceeds received upon the death of the executive. Funding for the remaining cash flows is expected to be provided through operations. There are no benefits payable as a result of a termination of employment for any reason other than death or retirement, other than a change of control provision which provides for the immediate vesting and payment of the retirement benefit under the Supplemental Plan in the event of an employment termination resulting from a change of control.

We have adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” ( “SFAS 158”), as of November 24, 2007. In accordance with SFAS 158, our fiscal year 2006 accounting and related disclosures were not affected by the adoption of the new standard. The table below summarizes the incremental effects of SFAS 158 adoption on the individual line items in our Consolidated Balance Sheet at November 24, 2007 (in thousands):

	Pre-SFAS 158 Adoption	SFAS 158 Adjustment	Post-SFAS 158 Adoption
Assets:
Long-Term deferred income taxes	9,538	$364	$9,902
Other	14,662	(467)	14,195

Liabilities:
Other accrued liabilities	12,638	984	13,622
Post-employment benefit obligations	15,077	(584)	14,493

Stockholders’ Equity:
Accumulated other comprehensive income	2,459	(545)	1,914

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Summarized information for the plan measured as of the end of each year presented, is as follows:

		2007	2006
Change in Benefit Obligation:
Projected benefit obligation at beginning of year		$12,819	$12,036
Service cost		101	89
Interest cost		676	631
Actuarial losses (gains)		(579)	1,101
Benefits paid		(983)	(1,038)

Projected benefit obligation at end of year (Funded Status)		$12,034	$12,819

Accumulated Benefit Obligation		$11,634	$11,730

Unrecognized transition obligation		$—	$(511)
Unrecognized actuarial loss		—	(1,432)
Additional minimum liability recorded as intangible asset		—	511
Additional minimum liability recorded in accumulated other comprehensive income		—	343

Net amount recorded as post employment benefit obligations		$23,668	$23,460

Amounts recognized in the consolidated balance sheet:		$—	$—
Current liabilities		(984)	—
Noncurrent liabilities		(11,050)	(11,730)

		$(12,034)	$(11,730)

Amounts recognized in accumulated other comprehensive income:
Additional minimum liablity		$—	$343
Transition obligation		455	—
Actuarial loss		842	—

Net amount recognized		$1,297	$343

Total recognized in net periodic benefit cost and accumulated other comprehensive income:		$2,128	$1,105

	2007	2006	2005
Components of Net Periodic Pension Cost:
Service cost	$101	$89	$88
Interest cost	676	631	661
Amortization of transition obligation	42	42	42
Amortization of unrecognized actuarial loss	12	—	—

Net periodic pension cost	$831	$762	$791

Assumptions used to determine net periodic pension cost:
Discount rate	5.50%	5.75%	5.50%
Increase in future compensation levels	3.00%	6.00%	6.00%

Estimated Future Benefit Payments (with mortality):
Fiscal 2008	$1,193
Fiscal 2009	1,160
Fiscal 2010	1,124
Fiscal 2011	1,084
Fiscal 2012	1,041
Fiscal 2013 through 2017	4,469

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers two current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or benefits permitted. We recognized expense of $450, $454, and $458 in fiscal 2007, 2006, and 2005, respectively, associated with the plan. Our liability under this plan was $3,443 and $3,533 as of November 24, 2007 and November 25, 2006, respectively, and is reflected in post employment benefit obligations.

Defined Contribution Plan

We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Prior to October 1, 2006, employee contributions to the Plan were matched by us at the rate of 115% of the first 2% through 5% of the employee’s contribution, based on years of service. Beginning October 1, 2006, employee contributions are matched at the rate of 50% of up to 8% of gross pay, regardless of years of service. The Plan incorporates provisions of Section 401(k) of the Internal Revenue Code. Employer matching contributions to the Plan for 2007, 2006, and 2005 were approximately $783, $875, and $1,059, respectively.

12. Capital Stock and Stock Compensation

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

Effective for the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective approach to transition. Accordingly, prior year amounts have not been restated. Under the modified prospective approach, the provisions of SFAS No. 123R are to be applied to new awards granted after November 27, 2005, and the Company is required to recognize compensation expense for stock options granted prior to the adoption of SFAS No. 123R under the fair value method and recognize those amounts over the remaining vesting period of the stock options. The Company’s results of operations for the years ending November 24, 2007 and November 25, 2006, include $228 and $151, respectively of compensation expense related to restricted stock and stock options.

We had a Long Term Incentive Stock Option Plan that was adopted in 1993 (the “1993 Plan”) and expired in 2003. Under the 1993 Plan, we had reserved for issuance 450,000 shares of common stock. Options outstanding under the 1993 Plan expire at various dates through 2007. Under the Employee Stock Plan adopted in 1997 (the “1997 Plan”), we reserved for issuance 950,000 shares of common stock. In addition, the terms of the 1997 Plan allow for the re-issuance of any stock options which have been forfeited before being exercised. An additional 500,000 shares of common stock were authorized for issuance in 2000. Options granted under the 1997 Plan may be for such terms and exercised at such times as determined by the Organization, Compensation, and Nominating Committee of the Board of Directors. Vesting periods typically range from one to three years. We have approximately 691,432 shares available for grant under the 1997 Plan at November 24, 2007.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

We had a Stock Plan for Non-Employee Directors, adopted in 1993 and amended in 2000, which expired in 2003. Under this stock option plan, we reserved for issuance 125,000 shares of common stock, including an additional 50,000 shares of common stock that were authorized for issuance in 2001. No shares were available for grant under the plan at November 24, 2007. These options are exercisable for 10 years commencing six months after the date of grant.

During 2005, we adopted a Non-Employee Directors Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan authorized incentive awards in the form of restricted stock or stock grants. All Directors of the Company who are not full-time employees of the Company are eligible to receive incentive awards under the Incentive Plan. There were 100,000 shares of common stock reserved for grant under the Incentive Plan. Shares available for grant under the Incentive Plan were 82,705 and 89,059 at November 24, 2007 and November 25, 2006, respectively.

Option activity under the foregoing plans is as follows:

	Number of shares	Weighted average price per share
Outstanding at November 27, 2004	1,468,031	$20.43
Granted	—	—
Exercised	(62,362)	14.28
Forfeited	(79,259)	23.53

Outstanding at November 26, 2005	1,326,410	20.54
Granted	150,000	16.96
Exercised	(22,500)	15.83
Forfeited	(38,000)	23.67

Outstanding at November 25, 2006	1,415,910	20.15
Granted	213,500	11.71
Exercised	(19,000)	13.79
Forfeited	(119,725)	24.83

Outstanding at November 24, 2007	1,490,685	$18.64

Exercisable at November 24, 2007	1,164,685	$20.08
Exercisable at November 25, 2006	1,262,577	$20.54
Exercisable at November 26, 2005	1,318,744	$20.57

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options, and forfeitures are estimated on the date of grant based on certain historical data. The weighted average for key assumptions used in determining the fair value of options granted during 2007 and 2006 are as follows:

	2007	2006
Expected life of options in years	5	5
Risk-free interest rate	4.2%	5.1%
Expected volatility	25.0%	30.0%
Dividend yield	7.0%	4.5%

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

As of November 24, 2007 and November 25, 2006, there were 326,000 and 153,333 unvested stock options, respectively and $640 and $504, respectively, of total unrecognized compensation cost related to nonvested stock options granted under the Plans. Substantially all of these options vest over four years with 25% vesting on each anniversary date. The weighted average grant date fair value of these unvested options at November 24, 2007 and November 25, 2006 was $2.22 and $3.70, respectively. As of November 24, 2007 and November 25, 2006, there were 1,164,685 and 1,262,577 vested stock options with a weighted average grant date fair value of $5.43 and $5.60, respectively. The weighted average grant date fair value of forfeited options at November 24, 2007 and November 25, 2006 was $6.90 and $6.56, respectively.

The weighted average fair value of options granted during 2007 and 2006 were $1.44 and $3.71, respectively. No options were granted during 2005. The aggregate intrinsic value of options outstanding and exercisable at November 24, 2007 and November 25, 2006 was $0 and $1,407, respectively. The aggregate intrinsic value of options exercised during 2007 and 2006 was $50 and $47, respectively.

The following pro forma information is presented as if we had adopted the fair value method for recognition purposes under SFAS No. 123R for all outstanding and unvested awards in the prior year comparable periods.

Year Ended November 26, 2005
Net income:
As reported	$9,814
Less: pro forma expense, net of tax, related to stock options	(49)

Pro forma net income	$9,765

Earnings per share:
As reported
Basic	$0.83
Diluted	0.82
Pro forma
Basic	0.83
Diluted	0.82

We implemented an Employee Stock Purchase Plan (“ESPP”) in the fourth quarter of fiscal year 2000. This plan allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the plan we sold 16,882, 14,213 and 13,713 shares to employees in 2007, 2006 and 2005, respectively, which resulted in an immaterial amount of compensation expense.

We issued 7,800 shares of restricted stock in 2006, under the 1997 Plan. These shares vest over a two year period with half vesting after one year of service and the other half vesting after two years of service. As of November 24, 2007 and November 25, 2006, there was $38 and $66 of total unrecognized compensation expense related to the restricted shares.

Our Board of Directors adopted a Shareholders Rights Plan in 1998. If a person or group acquires beneficial ownership of 20% or more of the common stock outstanding, each right distributed under the plan will entitle its holder (other than such person or group) to purchase, at the right’s exercise price, a certain number of shares of our Common Stock, other securities or property.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

For various price ranges, weighted-average characteristics of outstanding stock options at November 24, 2007, were as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$9.68 - $12.90	174,000	9.2	$10.70	18,000	$11.56
12.91 - 16.12	573,638	3.6	14.98	516,138	15.00
16.13 - 19.35	161,500	8.2	16.91	49,000	16.79
19.36 - 22.57	369,000	4.7	21.38	369,000	21.38
22.58 - 25.80	10,000	1.3	22.81	10,000	22.81
25.81 - 29.02	9,500	0.4	29.00	9,500	29.00
29.03 - 32.25	193,047	0.3	32.21	193,047	32.21

	1,490,685			1,164,685

13. Restructuring, Asset Impairment, and Other Charges

In the first quarter of 2007, we announced the closure of our wood manufacturing facility in Bassett, Va. The closure of the 323,000 square foot facility was completed during June of 2007 and affected approximately 280 employees or 15 percent of the Company’s workforce. As a result, we recorded $3,609 of asset impairment charges and $960 of restructuring charges, largely related to severance. We have experienced margin improvement as we have effectively sourced certain of the products previously produced at the plant from overseas vendors. As of November 24, 2007, we have disbursed $828 leaving $132 to be paid primarily during the first half of 2008.

During the second quarter of 2007, we also reduced our leased showroom space in the International Home Furnishings Center by approximately 60%. In connection with this decision, we recorded a $975 charge to writeoff the net book value of the corresponding capitalized tenant improvements. Beginning in May of 2007, we began incurring reduced rental expenses for the remaining showroom space.

As part of our expense reduction initiatives, we concluded during 2007 that four of our leased store locations would no longer be used by us as retail furniture locations. We have finalized sublease agreements for two of the stores thereby reducing our future cash outlays. Although no sublessee has been identified for the other store leases, we are actively marketing these locations. In accordance with FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we recorded a $2,297 charge to recognize the future obligations associated with the leases, net of estimated sublease income. This charge was recorded in restructuring and asset impairment charges in the consolidated statement of operations.

During the fourth quarter of 2007, we recorded a pretax charge of $2,154 related to a settlement and debt restructuring with the minority interest partners of LRG Furniture, LLC. This $2,154 liability bears interest at 6.0% and is payable quarterly with principal amounts ranging from $50 to $75 depending on available cash flow, as defined, from LRG. As part of the settlement, we purchased the remaining 20% interest in LRG for an additional $100. In conjunction with the settlement and debt restructuring, we recorded a tax charge of $2,383 associated with the write-off of deferred taxes due to the termination of the LRG partnership.

During the first quarter of 2007, we completed the sale of the Macon plant which was previously recorded in assets held for sale. Net cash proceeds, which were all received in the first quarter of 2007, were $1,009.

During fiscal year 2005, we closed our wood manufacturing facility in Mt. Airy, N.C. and recorded an asset impairment charge of $920 and a restructuring charge of $1,040, largely related to employee severance.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

14. Acquisition of Retail Licensee Stores

During the second quarter of 2005, we acquired a 76% ownership interest in our Dallas, Texas BFD store operation (“BFD-Dallas”). BFD-Dallas consisted of eight BFD stores in the greater Dallas, Texas metropolitan area. We accounted for this transaction using the purchase method of accounting. As such, as of the end of our fiscal 2005 second quarter, we began consolidating BFD-Dallas results of operations into our consolidated statements of operations.

During the third quarter of 2005, we acquired 100% of the assets of our BFD licensee in upstate New York (“BFD-UNY”) and an additional 36% interest in our BFD licensee in Atlanta, Georgia (“BFD-Atlanta”) bringing our total ownership interest to 66%. BFD-UNY consists of two BFD stores in Rochester, N.Y., and one store in Buffalo, N.Y. BFD-Atlanta consisted of four BFD stores in the greater Atlanta, Ga., metropolitan area. We accounted for these transactions using the purchase method of accounting. We began consolidating BFD-UNY’s results of operations into our consolidated statements of operations in August 2005. We began consolidating BFD-Atlanta’s results of operations into our consolidated statements of operations in September 2005.

The aggregate purchase consideration for these three transactions was $3,550, which included $1,050 of cash and $2,500 of notes receivable converted to equity. The acquisitions included assets of $16,768 comprised of cash of $946, inventory of $8,336, notes receivable of $4,100, fixed assets of $2,415 and other assets of $971. We assumed liabilities of $22,481 comprised of various accounts and notes payable to the Company of $13,555, other accounts payable of $6,512 and long-term debt of $2,414.

The following table summarizes the estimated fair market values of the assets acquired and liabilities assumed at the respective dates of acquisition which were consolidated into our balance sheet:

Fair value of assets acquired	$16,768
Fair value of liabilities assumed	22,481

Net liabilities assumed	5,713

Purchase consideration	3,550

Goodwill and other intangibles before adjustments	9,263

Less identifiable intangible assets	(710)
Reversal of specific reserves associated with these licensees	(4,586)

Goodwill	$3,967

Prior to the acquisitions, we had $8,968 of accounts and notes receivable from the licensees net of bad debt reserves of $4,586. At the time of the acquisition, those reserves were used to reduce the amount of goodwill associated with the acquisitions. In addition, because of the negative book value of the acquired licensees, the resulting asset associated with minority interest for the Dallas and Atlanta licensees was recorded as an increase to goodwill. The identifiable intangible assets primarily consist of the value of the licensees’ customer bases and will be amortized over five years.

The acquisitions discussed above are central to our overall retail strategies and the purchase consideration paid for these transactions was based on both maintaining distribution for our wholesale business and generating a reasonable store level retail return from these operations. Therefore, we allocated $1,116 of the goodwill to our retail segment and $2,851 to our wholesale segment.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

The following unaudited pro forma financial information for 2005 is presented to illustrate what the estimated effect of the 2005 acquisitions of BFD-Dallas and BFD-Atlanta would have been if the transactions had occurred as of the beginning of each period presented below. The pro forma results do not include the acquisition of BFD-UNY as complete and accurate financial information was not available for those periods. The pro forma information shows sales net of elimination of inter-company sales and profit. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date nor is it necessarily indicative of future results.

Unaudited Pro Forma November 26, 2005
Net sales	$344,415

Net income	$7,282

Diluted earnings per share	$0.61

During the first quarter of 2006, we purchased the remaining 34% interest in BFD-Atlanta for $200 and recorded an additional $137 of goodwill. During the second quarter of 2006, we purchased an additional 15% interest in BFD-Dallas for $230 and recorded an additional $222 of goodwill. During the first quarter of 2007, we acquired the remaining 9% of BFD-Dallas for $120.

Effective November 1, 2007, we acquired the operations of two stores in the Charleston, South Carolina area from a licensee for its net book value. Immediately upon acquisition, we began the process of closing one of the stores. Subsequent to year-end, we entered into an agreement to acquire the real estate for these stores from this licensee for $6,800.

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

In cooperation with the Consumer Product Safety Commission, we announced in November 2007 the voluntary recall of certain Wendy Bellissimo Collection convertible cribs sold exclusively at Babies “R” Us. During the fourth quarter, the Company recorded a $819 charge largely for product to be returned, crib repair kits, customer refunds and other costs associated with the recall. The Company plans to have newly-designed Wendy Bellissimo cribs on the floor at Babies “R” Us early in the second quarter of 2008.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

16. Leases, Lease Guarantees and Loan Guarantees

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of independent and partnership licensee BFD stores. Our decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof. Some store leases contain contingent rental provisions based upon sales volume. Additionally, we lease showroom space from IHFC, which is priced at what we believe to be a market rate. Lease terms range from one to 15 years and generally have renewal options of between five and 15 years. The following schedule shows future minimum lease payments under non-cancelable leases having remaining terms in excess of one year as of November 24, 2007:

2008	$13,811
2009	13,423
2010	13,057
2011	12,383
2012	12,086
Thereafter	31,633

$96,393

Lease expense was $12,679, $11,507, and $7,726 for 2007, 2006, and 2005, respectively.

In addition to subleasing certain of these properties, we own retail real estate which we in turn lease to licensee operators of BFD stores. The following schedule shows minimum future rental income related to pass-through rental expense on subleased property as well as rental income on real estate owned by Bassett, excluding subleases based on a percentage of sales.

2008	$5,387
2009	5,535
2010	5,380
2011	4,756
2012	4,792
Thereafter	12,340

$38,190

Real estate expense (including lease costs, depreciation, insurance, and taxes), net of rental income, was $838 in 2007, $775 in 2006, and $684 in 2005 and is reflected in other expense, net in the accompanying consolidated statements of operations.

As part of the expansion strategy for our BFD program, we have guaranteed certain lease obligations and real estate loan obligations of licensee operators. Lease guarantees range from one to ten years. The guarantee party is generally required to make periodic fee payments to us in exchange for the guarantee. We were contingently liable under licensee lease obligation guarantees in the amount of $12,672 and $20,566 at November 24, 2007 and November 25, 2006, respectively.

We have also guaranteed loans of certain of our BFD dealers to finance initial inventory packages for those stores. Loan guarantees have three year terms, are collateralized by the inventory and generally carry a personal guarantee of the independent dealer. The total contingent liability with respect to these loan guarantees as of November 24, 2007, and November 25, 2006, was $9,056 and $10,047, respectively.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations. The fair value of guarantees at November 25, 2007 and November 25, 2006, were $428 and $410, respectively, and are recorded in accrued liabilities in the accompanying consolidated balance sheets.

17. Earnings Per Share

The following table reconciles basic and diluted earnings per share:

	Shares	Net Income (loss)	Earnings (loss) Per Share
2007:
Basic EPS	11,810,055	$(9,910)	$(0.84)
Effect of Options	—	—	—

Diluted EPS	11,810,055	$(9,910)	$(0.84)

2006:
Basic EPS	11,808,053	$5,429	$0.46
Effect of Options	93,530	—	—

Diluted EPS	11,901,583	$5,429	$0.46

2005:
Basic EPS	11,785,613	$9,814	$0.83
Effect of Options	137,112	—	(0.01)

Diluted EPS	11,922,725	$9,814	$0.82

Due to the net loss in 2007, the potentially dilutive securities would have been antidilutive and are therefore excluded.

Options to purchase 1,490,685 shares of common stock in 2007, 701,272 shares of common stock in 2006, and 732,272 shares of common stock in 2005 were outstanding at the end of each such fiscal year and were excluded from the computation as their effect is antidilutive.

18. Segment Information

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

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Our investments/real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee BFD stores. Although this segment does not have operating earnings, income from the segment is significant to our consolidated statements of operations. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long-term liabilities section of our consolidated balance sheet. See Note 8 for a further discussion of IHFC.

Inter-Company net sales elimination represents the elimination of wholesale sales to our Company-owned BFD stores. Inter-company income elimination represents the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the retail consumer.

The following table presents segment information for each of the last three fiscal years:

	November 24, 2007	November 25, 2006	November 26, 2005
Net Sales
Wholesale	$247,676	$284,803	$301,250
Retail	87,537	84,401	70,480
Inter-company elimination	(39,829)	(40,990)	(36,523)

Consolidated	$295,384	$328,214	$335,207

Income(loss) from Operations
Wholesale	$(964)	$12,096	$9,547
Retail	(10,780)	(12,126)	(1,661)
Inter-company elimination	(312)	(626)	(792)
Restructuring and impaired asset charges	(5,544)	(1,359)	(1,960)
Income from CDSOA	2,135	1,549	—
Lease exit costs	(2,297)	—	—
LRG settlement and debt restructuring	(2,154)	—	—

Consolidated	$(19,916)	$(466)	$5,134

Identifiable Assets
Wholesale	$149,627	$147,557	$150,072
Retail	52,624	50,558	54,852
Investments and real estate	108,452	112,118	108,530

Consolidated	$310,703	$310,233	$313,454

Depreciation and Amortization
Wholesale	$5,570	$5,695	$7,032
Retail	1,706	1,793	1,442
Investments and real estate	1,813	1,765	1,200

Consolidated	$9,089	$9,253	$9,674

Capital Expenditures
Wholesale	$1,818	$2,822	$3,722
Retail	3,726	522	1,082
Investments and real estate	375	3,594	6,286

Consolidated	$5,919	$6,938	$11,090

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

A breakdown of wholesale sales by product category for each of the last three fiscal years is provided below:

	November 24, 2007	November 25, 2006	November 26, 2005
Wood	56%	58%	60%
Upholstery	44%	42%	40%

	100%	100%	100%

19. Quarterly Results of Operations (unaudited)

	2007
	First(1)	Second(2)	Third	Fourth(3)
Net sales	$73,420	$75,432	$70,497	$76,035
Gross profit	22,311	23,946	24,650	29,476
Net income (loss)	(4,188)	(2,420)	676	(3,978)
Basic earnings (loss) per share	(0.35)	(0.20)	0.06	(0.35)
Diluted earnings (loss) per share	(0.35)	(0.20)	0.06	(0.35)

	2006
	First	Second	Third	Fourth(4)
Net sales	$86,489	$87,663	$77,560	$76,502
Gross profit	27,338	27,776	23,334	24,447
Net income	2,180	2,833	57	359
Basic earnings per share	0.18	0.24	0.01	0.03
Diluted earnings per share	0.18	0.24	0.01	0.03

(1)	Includes asset impairment charge of $3,609 related to the closure of the Bassett plant. See Note 13 for further details.

(2)	Includes charges of $1,934 for lease exit costs, $975 write-off leasehold improvements for our showroom and $960 of severance charges associated with the closure of the Bassett plant. See Note 13 for further details.

(3)	Includes charges of $2,154 for the LRG settlement and debt restructuring, $2,383 for the write-off of deferred tax assets associated with LRG, and income of $2,135 associated with the Continued Dumping & Subsidy Offset Act. See Note 6 for further details.

(4)	Includes a liquidation of LIFO inventories that increased gross profit by $1,958. See Note 3 for further details.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report of Internal Control over Financial Reporting .

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 24, 2007 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 24, 2007, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Bassett Furniture Industries, Incorporated:

We have audited Bassett Furniture Industries, Incorporated’s internal control over financial reporting as of November 24, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bassett Furniture Industries, Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Bassett Furniture Industries, Incorporated maintained, in all material respects, effective internal control over financial reporting as of November 24, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bassett Furniture Industries, Incorporated as of November 24, 2007 and November 25, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 24, 2007, and our report dated February 6, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greensboro, North Carolina

February 6, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information to be contained in the Proxy Statement under the captions “Election of Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference thereto. Please see section entitled “Executive Officers of the Registrant” in Item 4b of Part I of this report for information concerning executive officers.

The Registrant has a code of ethics that applies to all of its employees, officers and directors. The code of ethics is available on the Registrant’s website at www.bassettfurniture.com and the Registrant will post any amendments to, or waivers, from, the code of ethics on that website.

ITEM 11.	EXECUTIVE COMPENSATION

The information to be contained in the Proxy Statement under the captions “Organization, Compensation and Nominating Committee Report,” “Compensation Discussion and Analysis”, “Executive Compensation,” and “Director Compensation” is incorporated herein by reference thereto.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be contained in the Proxy Statement under the headings “Principal Stockholders and Holdings of Management” and “Election of Directors” is incorporated herein by reference thereto.

The information to be included in the Proxy Statement under the caption “Equity Compensation Plan Information” is incorporated herein by reference thereto.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information to be contained in the Proxy Statement under the headings “Other Transactions” and “Corporate Governance” is incorporated herein by reference thereto.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be contained in the Proxy Statement under the caption “Audit and Other Fees” is incorporated herein by reference thereto.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	International Home Furnishings Center, Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended October 31, 2007, 2006 and 2005.

(2)	Financial Statement Schedule:

Schedule II—Analysis of Valuation and Qualifying Accounts for the years ended November 24, 2007 November 25, 2006 and November 26, 2005.

(3)	Listing of Exhibits

3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

3B.	Amendment to By-laws including By-laws as amended to date is incorporated herein by reference to Form 8-K filed on December 21, 2004.

4A.	Third Amended and Restated Credit Agreement and General Security Agreement with Branch Banking & Trust Company dated October 31, 2007 among the Registrant, certain subsidiaries of the Registrant, the banks listed therein and Branch Banking and Trust Company, as agent.

4B.	Third Amended and Restated General Security Agreement dated October 31, 2007 among the Registrant, certain subsidiaries of the Registrant and Branch Banking and Trust Company, as agent.

**10A.	Bassett 1993 Long Term Incentive Stock Option Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no.33-52405) filed on February 25, 1994.

**10B.	Bassett Executive Deferred Compensation Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

**10C.	Bassett Supplemental Retirement Income Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

**10D.	Bassett 1993 Stock Plan for Non-Employee Directors as amended is incorporated herein by reference to Form 10-K for the fiscal year ended November 25, 2000.

**10E.	Bassett 1997 Employee Stock Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no. 333-60327) filed on July 31, 1998.

**10F.	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Plan is incorporated herein by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on January 28, 2005.

**10G.	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Form Grant Letter for Restricted Stock Award is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

**10H.	Bassett Furniture Directors Compensation is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

**10I.	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Stock Option Award Agreement is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

**10J.	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Grant Letter for Restricted Stock Award is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

21.	List of subsidiaries of the Registrant

23A.	Consent of Independent Registered Public Accounting Firm

23B.	Consent of Independent Registered Public Accounting Firm

31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31B.	Certification of Barry C. Safrit, Senior Vice President, Finance and Administration, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32B.	Certification of Barry C. Safrit, Senior Vice President, Finance and Administration, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ ROBERT H. SPILMAN, JR.	Date: February 7, 2008
Robert H. Spilman, Jr. President and Chief Executive Officer Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL FULTON	Date: February 7, 2008
Paul Fulton Chairman of the Board of Directors

By:	/s/ PETER W. BROWN	Date: February 7, 2008
Peter W. Brown Director

By:	/s/ HOWARD H. HAWORTH	Date: February 7, 2008
Howard H. Haworth Director

By:	/s/ GEORGE W. HENDERSON, III	Date: February 7, 2008
George W. Henderson, III Director

By:	/s/ KRISTINA K. HERBIG	Date: February 7, 2008
Kristina K. Herbig Director

By:	/s/ DALE C. POND	Date: February 7, 2008
Dale C. Pond Director

By:	/s/ WILLIAM C. WAMPLER, JR.	Date: February 7, 2008
William C. Wampler, Jr. Director

By:	/s/ WILLIAM C. WARDEN, JR.	Date: February 7, 2008
William C. Warden, Jr. Director

By:	/s/ BARRY C. SAFRIT	Date: February 7, 2008
Barry C. Safrit Senior Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

International Home Furnishings Center, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

International Home Furnishings Center, Inc.

High Point, North Carolina

We have audited the accompanying consolidated balance sheets of International Home Furnishings Center, Inc. and Subsidiaries as of October 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended October 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Home Furnishings Center, Inc. and Subsidiaries at October 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note L, the Company restated previously reported results to account for the Company’s health care plan and other items in accordance with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes PLLC

Dixon Hughes PLLC

High Point, North Carolina

January 12, 2008

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

October 31, 2007 and 2006

		2006
		As Restated
	2007	(Note L)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,383,356	$10,830,899
Restricted cash	143,750	143,750
Short-term investments	921,323	1,041,745
Receivables
Trade	1,966,144	2,399,062
Interest	1,323	1,247
Deferred income tax benefit	3,942,000	4,903,000
Prepaid expenses	577,383	551,542

TOTAL CURRENT ASSETS	16,935,279	19,871,245

PROPERTY AND EQUIPMENT, at cost
Land and land improvements	3,640,498	3,640,498
Buildings, exclusive of theater complex	98,116,360	94,758,584
Furniture and equipment	4,248,714	4,234,312
Construction-in-progress	137,000	557,604

	106,142,572	103,190,998
Accumulated depreciation	(62,031,837)	(59,276,658)

	44,110,735	43,914,340

OTHER ASSETS
Prepaid rent	630,814	674,069
Deferred income tax benefit	3,069,000	2,311,000
Deferred financing costs, net of accumulated amortization of $335,431 and $173,698 at October 31, 2007 and 2006, respectively	473,252	634,985

	4,173,066	3,620,054

TOTAL ASSETS	$65,219,080	$67,405,639

LIABILITIES LESS STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$648,538	$1,642,896
Accrued property taxes	2,412,940	2,342,129
Other accrued expenses	923,101	864,836
Rents received in advance	9,982,409	12,416,302
Income taxes payable	1,275,539	2,300,190

TOTAL CURRENT LIABILITIES	15,242,527	19,566,353

LONG-TERM LIABILITIES
Long-term debt	107,000,000	106,000,000
Supplemental retirement benefits	2,414,479	1,917,107
Postretirement health benefits	3,210,112	2,988,695

	112,624,591	110,905,802

COMMITMENTS (Notes F and K)
STOCKHOLDERS’ DEFICIT
Common stock, $5 par value, 1,000,000 shares authorized,
481,628 shares issued in 2007 and 2006	2,408,140	2,408,140
Additional paid-in capital	154,592	154,592
Accumulated deficit	(64,976,172)	(65,545,879)
Accumulated other comprehensive loss	(234,598)	(83,369)

	(62,648,038)	(63,066,516)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,219,080	$67,405,639

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended October 31, 2007, 2006 and 2005

		2006	2005
		As Restated	As Restated
	2007	(Note L)	(Note L)
OPERATING REVENUES
Rental income	$40,750,253	$40,231,432	$39,229,054
Other revenues	6,338,592	6,532,130	7,182,321

TOTAL OPERATING REVENUES	47,088,845	46,763,562	46,411,375

OPERATING EXPENSES
Compensation and benefits	5,598,026	5,684,616	6,190,297
Market and promotional	2,634,814	2,500,395	2,503,038
Maintenance and building costs	1,966,684	1,290,097	952,712
Depreciation expense	3,160,454	2,873,755	2,802,712
Rent	163,689	163,689	163,689
Property taxes and insurance	3,258,439	3,174,248	2,930,665
Utilities	1,996,604	1,741,321	1,538,809
Other operating costs	626,617	669,387	577,467

TOTAL OPERATING EXPENSES	19,405,327	18,097,508	17,659,389

INCOME FROM OPERATIONS	27,683,518	28,666,054	28,751,986

NONOPERATING INCOME (EXPENSE)
Interest income	187,760	221,181	459,546
Dividend income	—	—	6,114
Interest expense	(5,451,569)	(5,484,792)	(6,994,449)
Other expense	—	(315)	(82)

TOTAL NONOPERATING EXPENSES	(5,263,809)	(5,263,926)	(6,528,871)

INCOME BEFORE INCOME TAXES	22,419,709	23,402,128	22,223,115
PROVISION FOR INCOME TAXES	8,850,000	9,204,000	8,690,000

NET INCOME	$13,569,709	$14,198,128	$13,533,115

BASIC EARNINGS PER COMMON SHARE	$28.17	$29.48	$28.10

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	481,628	481,628	481,628

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended October 31, 2007, 2006 and 2005

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Deficit	Loss	Total
BALANCE (DEFICIT), OCTOBER 31, 2004, AS RESTATED (NOTE L)	$2,408,140	$154,592	$(67,277,120)	$(381,617)	$(65,096,005)
Dividends paid ($24.915 per common share)	—	—	(12,000,001)	—	(12,000,001)
Comprehensive income:
Net income, as restated (Note L)	—	—	13,533,115	—	13,533,115
Other comprehensive income (loss):
Amount related to minimum pension liability, net of deferred tax of $8,000, as restated (Note L)	—	—	—	(12,655)	(12,655)
Change in fair value of interest rate floor hedging activity, net of deferred tax of $80,396	—	—	—	125,747	125,747
Reclassification adjustment for losses recognized in net income, net of deferred tax benefit of $110,193	—	—	—	172,354	172,354

Total comprehensive income					13,818,561

BALANCE (DEFICIT), OCTOBER 31, 2005, AS RESTATED (NOTE L)	2,408,140	154,592	(65,744,006)	(96,171)	(63,277,445)
Dividends paid ($29.068 per common share)	—	—	(14,000,001)	—	(14,000,001)
Comprehensive income:
Net income, as restated (Note L)	—	—	14,198,128	—	14,198,128
Other comprehensive income:
Amount related to minimum pension liability, net of deferred tax of $8,000, as restated (Note L)	—	—	—	12,802	12,802

Total comprehensive income					14,210,930

BALANCE (DEFICIT), OCTOBER 31, 2006, AS RESTATED (NOTE L)	2,408,140	154,592	(65,545,879)	(83,369)	(63,066,516)

Dividends paid ($26.992 per common share)	—	—	(13,000,002)	—	(13,000,002)
Comprehensive income:
Net income	—	—	13,569,709	—	13,569,709
Other comprehensive income:
Amount related to minimum pension liability, net of deferred tax of $46,000	—	—	—	72,048	72,048

Total comprehensive income					13,641,757

Adjustment to initially apply FASB Statement No. 158, net of deferred tax of $143,000	—	—	—	(223,277)	(223,277)

BALANCE (DEFICIT), OCTOBER 31, 2007	$2,408,140	$154,592	$(64,976,172)	$(234,598)	$(62,648,038)

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 2007, 2006 and 2005

		2006	2005
		As Restated	As Restated
	2007	(Note L)	(Note L)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,569,709	$14,198,128	$13,533,115
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,361,308	3,074,610	3,520,800
Decrease in fair value of interest rate cap agreements	—	—	82
Provision for losses on accounts receivable	22,308	3,671	24,232
(Gain) loss on disposal of property and equipment	(16,979)	1,778	—
Non-cash compensation	—	38,040	—
Supplemental retirement benefits expense	329,019	445,840	1,169,123
Postretirement health benefits expense	221,417	196,695	222,000
Deferred income taxes	299,000	(523,000)	(1,637,000)
Change in assets and liabilities
(Increase) decrease in trade and interest receivables	410,534	332,064	(272,889)
Increase in prepaid expenses	(25,841)	(148,559)	(132,374)
Increase (decrease) in accounts payable and accrued expenses	(953,017)	628,561	(380,828)
Increase (decrease) in rents received in advance	(2,433,893)	1,200,409	1,912,880
Increase (decrease) in income taxes payable	(1,024,651)	(609,437)	730,850
Increase (decrease) in supplemental retirement benefits	(78,876)	(2,602,135)	(78,876)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,680,038	16,236,665	18,611,115

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and construction of property and equipment	(3,248,001)	(2,676,083)	(1,045,562)
Purchases of short-term investments	(15,582,606)	(23,033,500)	(26,652,016)
Proceeds from sales of short-term investments	15,703,028	29,214,939	24,092,071
Decrease in restricted cash	—	—	20,579,914

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(3,127,579)	3,505,356	16,974,407

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(11,000,000)	(16,000,000)	(138,515,718)
Proceeds from long-term debt	12,000,000	11,000,000	125,000,000
Dividends paid	(13,000,002)	(14,000,001)	(12,000,001)
Financing costs paid	—	—	(808,683)

NET CASH USED BY FINANCING ACTIVITIES	(12,000,002)	(19,000,001)	(26,324,402)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,447,543)	742,020	9,261,120
CASH AND CASH EQUIVALENTS, BEGINNING	10,830,899	10,088,879	827,759

CASH AND CASH EQUIVALENTS, ENDING	$9,383,356	$10,830,899	$10,088,879

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the year for:
Income taxes	$9,575,651	$10,336,437	$9,596,150
Interest, net of amount capitalized	5,287,791	4,860,719	6,779,023

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 2007, 2006 and 2005

	2007	2006 As Restated (Note L)	2005 As Restated (Note L
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for acquisition of property and equipment	$87,735	$498,954	$—

Increase (decrease) in accrued minimum pension liability including the effects of FASB Statement No. 158 in 2007, net of tax of $96,000, $(8,000) and $8,000 in 2007, 2006 and 2005, respectively	$247,229	$(20,802)	$20,655

Decrease in fair value of interest rate floor agreement, net of deferred income taxes of $190,589	$—	$—	$(298,101)

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007, 2006 and 2005

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

October 31, 2007, 2006 and 2005

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

Deferred Financing Costs

Costs associated with obtaining long-term financing have been deferred and are being amortized to interest expense on the interest method over the term of the related debt. Amortization of deferred financing costs during the years ended October 31, 2007, 2006 and 2005 was $161,734, $161,734 and $678,967, respectively.

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

October 31, 2007, 2006 and 2005

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

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related to temporary differences between the reported amounts of assets and liabilities and their tax bases. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company provides valuation allowances against net deferred tax assets for amounts that are not considered more likely than not to be realized.

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

October 31, 2007, 2006 and 2005

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

Postretirement Health Benefits

The Company provides health coverage for actives employees and postretirement coverage. The coverage is comprehensive with standard exclusions and operated through a preferred provider network, with provision for those who seek services outside the network. All full-time employees who are scheduled to work 30 or more hours per week are eligible. Spouses are eligible as well as children until the age of 19 (or 26 if unmarried and a full-time student). A retired employee is eligible when they have achieved 15 years of service and age 62. Retired dependents will also be covered if they were covered prior to retirement. The plan is not contractual in nature and the Company maintains the right to alter it at any time.

For years prior to 2007, the plan was accounted for on a cash basis without recognition of the liability for the postretirement obligations. For the year ended October 31, 2007, the Company has accounted for the plan in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. As a result, the Company has restated prior fiscal years to reflect actuarially-determined postretirement obligations (see Note L).

Fair Value of Financial Instruments

The carrying amounts of the Company’s significant financial instruments, none of which are held for trading purposes, approximate fair value at October 31, 2007 and 2006. Cash and cash equivalents, restricted cash, trade receivables, trade payables, accrued property taxes, other accrued expenses, and income taxes payable approximate fair value because of the short maturities of these instruments. Variable rate long-term debt approximates fair value because of its floating interest rate terms. Fixed rate long-term debt approximates fair value because the interest rate approximates current rates available in the market for loans of similar terms and risks.

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

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007, 2006 and 2005

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158), an amendment of FASB Statements No. 87, 88, 106, and 132 (R). For fiscal years ending after December 15, 2006, SFAS No. 158 requires an employer to recognize the funded status of a benefit plan on its balance sheet and to recognize the gains or losses and prior service costs, not already recognized, as a component of other comprehensive income, net of taxes. The Company has elected to adopt SFAS No. 158 effective as of the end of its fiscal year ending October 31, 2007. At October 31, 2007, the Company’s nonqualified supplemental retirement plan was underfunded by approximately $2,493,355 and recorded in other liabilities. The portion of the liability resulting from the adoption of SFAS No. 158 has been charged to accumulated other comprehensive loss, net of tax, in the amount of $223,277 at October 31, 2007 (see Note G).

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), was issued in June 2006 to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation defines a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. It also provides guidance on measurement, underecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During 2007, FASB delayed the Interpretation to be effective for fiscal years beginning after December 15, 2007. The Company has not determined the effect, if any, that the adoption of FIN No. 48 will have on the Company’s financial position or results of operation.

NOTE C - SHORT-TERM INVESTMENTS

The Company’s short-term investments in available-for-sale securities consist of obligations of state and local governments with short-term maturities ranging from seven to 39 days. Fair market value of short-term investments approximates amortized cost at October 31, 2007 and 2006.

	Amortized Cost
	2007	2006
Debt securities	$921,323	$1,041,745

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007, 2006 and 2005

NOTE D - LONG-TERM DEBT

Long-term debt consists of the following at October 31, 2007 and 2006:

	2007	2006
IXIS Real Estate Capital, Inc.
Revolving credit agreement with a maximum availability of $25,000,000, maturing on November 1, 2010. Interest is payable monthly at the LIBOR rate plus .6% (5.3063% at October 31, 2007).	$7,000,000	$6,000,000
Term loan payable with interest-only payments due monthly at 4.99%. All principal and unpaid interest is payable in full on November 1, 2010.	100,000,000	100,000,000

	107,000,000	106,000,000
Less current maturities	—	—

	$107,000,000	$106,000,000

The loans payable to IXIS Real Estate Capital, Inc. are secured by substantially all the Company’s real estate and a security interest in the Company’s restricted cash account. The term loan requires that the Company maintain compliance with certain financial ratios. The Company was in compliance with these covenants at October 31, 2007.

Interest costs for the years ended October 31, 2007, 2006 and 2005 in the amount of $17,404, $17,667 and $7,790, respectively, were capitalized as part of the building construction costs.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007, 2006 and 2005

NOTE E - INCOME TAXES

The provision for income taxes consists of the following for the years ended October 31, 2007, 2006 and 2005:

	2007	2006	2005
Federal:
Current	$7,052,000	$8,029,000	$8,532,000
Deferred	247,000	(432,000)	(1,359,000)

	7,299,000	7,597,000	7,173,000

State:
Current	1,499,000	1,698,000	1,795,000
Deferred	52,000	(91,000)	(278,000)

	1,551,000	1,607,000	1,517,000

TOTAL	$8,850,000	$9,204,000	$8,690,000

A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

	2007	2006	2005
Income taxes computed at the federal statutory rate	$7,847,000	$8,191,000	$7,778,000
State taxes, net of federal benefit	1,005,000	1,046,000	987,000
Nontaxable investment income	(40,000)	(37,000)	(42,000)
Other, net	38,000	4,000	(33,000)

	$8,850,000	$9,204,000	$8,690,000

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007, 2006 and 2005

NOTE E - INCOME TAXES (Continued)

The components of deferred income taxes consist of the following:

	2007	2006
Deferred income tax assets:
Rents received in advance	$3,942,000	$4,902,000
Adjustment for restatement of loss	—	19,000
Depreciation	324,000	—
Postretirement benefits	1,307,000	1,205,000
Supplemental retirement benefits	1,438,000	1,268,000

TOTAL DEFERRED TAX ASSETS	7,011,000	7,394,000

Deferred income tax liabilities:
Depreciation	—	(180,000)

TOTAL DEFERRED TAX LIABILITIES	—	(180,000)

TOTAL NET DEFERRED TAX ASSETS	$7,011,000	$7,214,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at October 31, 2007.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007, 2006 and 2005

NOTE F - COMMITMENTS AND CONTINGENCIES

Land Lease

During 1975, the Company completed construction of an eleven-story exhibition building. The building is constructed on land leased from the City of High Point, North Carolina under a noncancelable lease. The lease is for an initial term of fifty years with three options to renew for periods of ten years each and a final renewal option for nineteen years. Annual rental under the lease is $163,689 as of October 31, 2007 and is subject to adjustment at the end of each five-year period, such adjustment being computed as defined in the lease agreement. As part of the lease agreement, the Company constructed a theater complex for public use and office space for use by the City of High Point on the lower levels of the building. Annual rental cash payments over the initial fifty-year lease term are being reduced by $39,121 which represents amortization of the cost of the theater and office complex constructed for the City of High Point. The unamortized cost of the theater and office complex is reported on the consolidated balance sheet as prepaid rent. At the termination of the lease, the building becomes the property of the City of High Point. Under the terms of the lease, the Company is responsible for all expenses applicable to the exhibition portion of the building. The City of High Point is responsible for all expenses applicable to the theater complex and office space constructed for use by the City.

Future minimum lease payments due under the terms of the lease are as follows:

Year Ending October 31,
2008	$124,568
2009	124,568
2010	124,568
2011	124,568
2012	124,568
Due after five years	1,318,345

$1,941,185

Other Commitments

At October 31, 2007, the Company has outstanding commitments for building improvements of approximately $ 500,000.

The Company has entered into a noncancelable elevator maintenance contract that expires January 31, 2012. The contract requires monthly payments of $21,000, with a 4% escalation cap over the life of the contract.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007, 2006 and 2005

NOTE F - COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies

Financial Accounting Standards Board Statement 143, Accounting for Conditional Asset Retirement Obligations, requires that the Company evaluate its assets to determine the existence of future retirement liabilities resulting from statutory or contractual responsibilities. As of October 31, 2007, the Company was unable to estimate the range of settlement dates and the related probabilities for certain asbestos remediation asset retirement obligations (AROs). These conditional AROs are primarily related to fireproofing material containing asbestos installed on portions of its skeletal steel in one exhibition building totaling approximately 376,000 square feet. The asbestos is not subject to abatement unless the buildings are either demolished or the company undertakes major renovations. Because these conditional obligations have indeterminate settlement dates, the Company could not develop a reasonable estimate of their fair values. The Company will continue to assess its ability to estimate fair values at each future reporting date. The liability will be recognized once sufficient additional information becomes available.

NOTE G - PENSION AND POSTRETIREMENT BENEFIT PLANS

Effective October 31, 2007, the Company adopted SFAS No. 158, which requires the recognition in pension obligations and accumulated other comprehensive income of actuarial gains and losses, prior service costs and transition obligations that had previously been deferred under the reporting requirements of SFAS No. 87, SFAS No. 106 and SFAS No. 132 R. The following table reflects the effects of the adoption of SFAS No. 158 on the Company’s consolidated balance sheet as of October 31, 2007.

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Deferred income tax asset (non-current portion)	$2,926,000	$143,000	$3,069,000
Total assets	65,076,080	143,000	65,219,080
Supplemental retirement liability	2,127,078	366,277	2,493,355
Total liabilities	127,500,841	366,277	127,867,118
Accumulated other comprehensive loss	(11,321)	(223,277)	(234,598)
Total stockholders’ deficit	(62,424,761)	(223,277)	(62,648,038)

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007, 2006 and 2005

NOTE G - PENSION AND POSTRETIREMENT BENEFIT PLANS (Continued)

Summarized information for the Company’s defined benefit plan and post retirement healthcare plan is as follows:

	Supplemental Retirement Plan		Postretirement Health Care Benefits
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligations at November 1	$2,305,175	$4,562,873	$3,088,695	$2,892,000
Service cost	156,969	283,842	131,296	128,000
Interest cost	135,748	138,737	186,373	174,195
Actuarial (gain) loss	(25,661)	(78,142)	—	—
Benefit payments	(78,876)	(2,602,135)	(96,252)	(105,500)

Benefit obligations at October 31	$2,493,355	$2,305,175	$3,310,112	$3,088,695

Change in plan assets
Fair value of plan assets at November 1	$—	$—	$—	$—
Employer contributions	78,876	2,602,135	96,252	105,500
Benefit payments	(78,876)	(2,602,135)	(96,252)	(105,500)

Fair value of plan assets at October 31	$—	$—	$—	$—

Funded status
Funded status at October 31	$(2,493,355)	$(2,305,175)	$(3,310,112)	$(3,088,695)
Unrecognized transition asset	—	(87,047)	—	—
Unrecognized actuarial loss	—	533,608	—	—

Net amount recognized	$(2,493,355)	$(1,858,614)	$(3,310,112)	$(3,088,695)

Amounts recognized in balance sheets
Noncurrent assets	$—	$54,000	$—	$—
Current liabilities	(78,876)	(78,876)	100,000	100,000
Noncurrent liabilities	(2,414,479)	(1,917,107)	3,210,112	2,988,695
Accumulated other comprehensive loss	—	83,369	—	—

Net amount recognized	$(2,493,355)	$(1,858,614)	$3,310,112	$3,088,695

Amounts recognized in accumulated other comprehensive loss, net of tax
Transition asset	$(48,269)	$—	$—	$—
Actuarial loss	282,867	—	—	—
Additional minimum pension liability	—	83,369	—	—

Net amount recognized	$234,598	$83,369	$—	$—

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007, 2006 and 2005

NOTE G - PENSION AND POSTRETIREMENT BENEFIT PLANS (Continued)

The net periodic benefit cost for the plans includes the following components:

	Supplemental Retirement Plan			Postretirement Health Care Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$156,969	$283,842	$914,656	$131,296	$128,000	$125,000
Interest cost	135,748	138,737	206,495	186,373	177,195	162,000
Amortization of net transition asset	(7,914)	(7,914)	(7,914)	—	—	—
Amortization of unrecognized loss	44,216	21,018	22,266	—	—	—

Net periodic benefit cost	$329,019	$435,683	$1,135,503	$317,669	$305,195	$287,000

During 2005, the Company granted additional retirement benefits to one of its key employees covered under the nonqualified supplemental retirement plan in recognition of years of service provided to the Company beyond normal retirement age as defined in the plan. This change resulted in a significant increase in expense for the year.

The following amounts represent the benefit payments, which reflect expected future service expected to be paid during the ten-year period ended October 31, 2017:

Supplemental Retirement Plan		Postretirement Health Care Benefits
2008	$78,876	2008	$104,572
2009	78,876	2009	128,347
2010	78,876	2010	137,883
2011	116,275	2011	152,828
2012	189,628	2012	177,617
2013-2017	1,263,048	2013-2017	1,060,000

Because the plans are unfunded, the Company’s expected contributions are equal to the benefit payment schedules above.

The weighted average actuarial assumptions used to determine benefit obligations for the plan are as follows:

	Supplemental Retirement Plan			Postretirement Health Care Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Rate of salary increase	5.0	5.0	5.0	N/A	N/A	N/A
Rate of inflation	N/A	N/A	N/A	3.5	3.5	3.5
Rate of healthcare inflation	N/A	N/A	N/A	6.0-9.0	6.0-9.0	6.0-9.0

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost in 2008 are as follows:

Transition asset	$(7,914)
Actuarial loss	23,457

$15,543

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007, 2006 and 2005

NOTE G - PENSION AND POSTRETIREMENT BENEFIT PLANS (Continued)

Amounts expensed under the Company’s 401(k) qualified retirement plan amounted to $182,224, $189,861 and $185,407 for the years ended October 31, 2007, 2006 and 2005, respectively.

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

The following is a schedule of minimum future rentals under noncancelable operating leases as of October 31, 2007, exclusive of amounts due under escalation provisions of lease agreements:

Year Ending October 31,
2008	$31,221,605
2009	27,416,577
2010	18,012,185
2011	8,525,138
2012	1,858,112

Total minimum future rentals	$87,033,617

Rental income includes contingent rentals under escalation provisions of leases of $1,689,065, $1,719,212 and $1,399,479 for the years ended October 31, 2007, 2006 and 2005, respectively.

The Company leases exhibition space to one of the Company’s stockholders. Rental income from this related party amounted to $367,334, $530,824 and $621,380 for the years ended October 31, 2007, 2006 and 2005, respectively.

NOTE I - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits and trade accounts receivable from customers predominantly in the Home Furnishings Industry. As of October 31, 2007, the Company’s bank balances exceeded federally insured limits by $8,946,706. The Company’s trade accounts receivable are generally collateralized by merchandise in leased exhibition spaces which is in the Company’s possession.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007, 2006 and 2005

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

NOTE K - SUBSEQUENT EVENT

On December 7, 2007, the Board of Directors authorized payment of a cash dividend totaling $6,000,000 to stockholders of record as of December 13, 2007.

NOTE L - RESTATEMENTS OF PREVIOUSLY REPORTED RESULTS

During 2007, management determined that the method of accounting for its health care plan did not conform to the requirements of SFAS No. 106, Employers’ Accounting for Postretirements Benefits Other than Pensions. The Company had not reported the actuarially determined obligation under the plan in previously issued financial statements; therefore, these financial statements have been restated. In addition, the Company elected to correct errors relating to reporting amortization of past service costs and actuarial losses for the Company’s supplemental retirement plan, and correct an error in under reporting of income relating to billing for tenant utilities. In accordance with the requirements of SFAS No. 154, Accounting Changes and Error Corrections, the effects of correcting these errors is reported as a prior period adjustment as of November 1, 2004, the first day of the fiscal year ended October 31, 2005 as follows:

Increase (Decrease)
Deferred income tax asset	$1,159,000
Other accrued expenses	(166,358)
Income tax payable	92,000
Supplement retirement obligation	232,415
Postretirement healthcare obligation	2,670,000
Accumulated deficit	(1,585,541)
Accumulated other comprehensive loss	(83,516)

The effects of these corrections on the Company’s consolidated balance sheets, statements of changes in stockholder’s deficit and statements of income as of and for the years ended October 31, 2006 and 2005 are as follows:

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007, 2006 and 2005

NOTE L - RESTATEMENTS OF PREVIOUSLY REPORTED RESULTS (Continued)

Consolidated Balance Sheet – October 31, 2006

	As Previously Reported	Adjustments	As Restated
Deferred income tax benefit	$1,087,000	$1,224,000	$2,311,000
Other assets	2,396,054	1,224,000	3,620,054
Total assets	66,181,639	1,224,000	67,405,639
Other accrued expenses	893,918	(29,082)	864,836
Income taxes payable	2,199,190	101,000	2,300,190
Total current liabilities	19,494,435	71,918	19,566,353
Postretirement obligation - healthcare	—	2,988,695	2,988,695
Long-term liabilities	107,995,983	2,909,819	110,905,802
Accumulated deficit	(63,871,511)	(1,674,368)	(65,545,879)
Accumulated other comprehensive loss	—	(83,369)	(83,369)
Total stockholder’s deficit	(61,308,779)	(1,757,737)	(63,066,516)
Total liabilities less stockholders’ deficit	66,181,639	1,224,000	67,405,639

Consolidated Statement of Income – October 31, 2006
	As Previously Reported	Adjustments	As Restated
Compensation and benefits	$5,624,995	$59,621	$5,684,616
Other operating costs	679,287	(9,900)	669,387
Total operating expenses	18,047,787	49,721	18,097,508
Income from operations	28,715,775	(49,721)	28,666,054
Income before income taxes	23,451,849	(49,721)	23,402,128
Provision for income taxes	9,223,000	(19,000)	9,204,000
Net income	14,228,849	(30,721)	14,198,128

Earnings per share	$29.54	$(.06)	$29.48

Consolidated Statement of Changes in Stockholders’ Deficit – October 31, 2006
	As Previously Reported	Adjustments	As Restated
Deficit at October 31, 2005	$(61,537,627)	$(1,739,818)	$(63,277,445)
Net income	14,228,849	(30,721)	14,198,128
Other comprehensive income	—	12,802	12,802
Total comprehensive income	14,228,849	(17,919)	14,210,930
Deficit at October 31, 2006	(61,308,779)	(1,757,737)	(63,066,516)

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2007, 2006 and 2005

NOTE L - RESTATEMENTS OF PREVIOUSLY REPORTED RESULTS (Continued)

Consolidated Statement of Cash Flow – October 31, 2006

	As Previously Reported	Adjustments	As Restated
Net income	$14,228,849	$(30,721)	$14,198,128
Increase in postretirement healthcare benefits	—	196,695	196,695
Deferred income taxes	(504,000)	(19,000)	(523,000)
Increase in accounts payable and accrued expenses	648,461	(19,900)	628,561
Increase in supplemental retirement benefits	(2,602,135)	(127,074)	(2,729,209)

Consolidated Statement of Income – October 31, 2005
	As Previously Reported	Adjustments	As Restated
Compensation and benefits	$6,083,491	$106,806	$6,190,297
Other operating costs	589,167	(11,700)	577,467
Total operating expenses	17,564,283	95,106	17,659,389
Income from operations	28,847,092	(95,106)	28,751,986
Income before income taxes	22,318,221	(95,106)	22,223,115
Provision for income taxes	8,727,000	(37,000)	8,690,000
Net income	13,591,221	(58,106)	13,533,115
Earnings per share	$28.22	$(.12)	$28.10

Consolidated Statement of Changes in Stockholders’ Deficit – October 31, 2005
	As Previously Reported	Adjustments	As Restated
Deficit at October 31, 2004	$(63,426,948)	$(1,669,057)	$(65,096,005)
Net income	13,591,221	(58,106)	13,533,115
Other comprehensive income
Amount related to minimum pension liability, net of deferred tax	—	(12,655)	(12,655)
Total comprehensive income	13,889,322	(70,761)	13,818,561
Deficit at October 31, 2005	(61,537,627)	(1,739,818)	(63,277,445)

Consolidated Statement of Cash Flow – October 31, 2005
	As Previously Reported	Adjustments	As Restated
Net income	$13,591,221	$(58,106)	$13,533,115
Increase in postretirement healthcare benefits	—	22,000	222,000
Deferred income taxes	(1,600,000)	(37,000)	(1,637,000)
(Decrease) in accounts payable and accrued expenses	(359,128)	(21,700)	(380,828)
Decrease in supplemental retirement benefits	(78,876)	(105,194)	(184,070)

Bassett Furniture Industries, Inc.

Schedule II

Analysis of Valuation and Qualifying Accounts

For the Years Ended November 24, 2007 November 25, 2006 and November 26, 2005

(in thousands)

	Balance Beginning of Period	Additions Charged to Cost and Expenses	Deductions(1)	Other	Balance End of Period
For the Year Ended November 26, 2005:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$4,751	$2,403	$(3,428)	$—	$3,726

Notes receivable reserve	$800	$880	$(180)	$—	$1,500

Restructuring reserve	$440	$1,040	$(698)	$—	$782

Income tax valuation allowance	$503	$497	$—	$—	$1,000

For the Year Ended November 25, 2006:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$3,726	$3,364	$(1,344)	$—	$5,746

Notes receivable reserve	$1,500	$2,521	$(1,166)	$—	$2,855

Restructuring reserve	$782	$—	$(753)	$—	$29

Income tax valuation allowance	$1,000	$406	$—	$—	$1,406

For the Year Ended November 24, 2007:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$5,746	$3,852	$(1,937)	$—	$7,661

Notes receivable reserve	$2,855	$—	$(1,155)	$—	$1,700

Restructuring reserve	$29	$960	$(857)	$—	$132

Income tax valuation allowance	$1,406	$(359)	$—	$—	$1,047

(1)	Deductions are for the purpose for which the reserve was created.