Form 10-Q
period 2008-03-01
BASSETT FURNITURE INDUSTRIES INC
filed 2008-04-10
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2008

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

At March 1, 2008, 11,811,015 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 30

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED MARCH 1, 2008 AND FEBRUARY 24, 2007 – UNAUDITED

(In thousands except per share data)

	Quarter Ended
	March 1, 2008	February 24, 2007
Net sales	$81,599	$73,420
Cost of sales	48,972	51,109

Gross profit	32,627	22,311

Selling, general and administrative	32,215	25,825
Restructuring and asset impairment charge	—	3,609

Income (loss) from operations	412	(7,123)

Other income, net	187	910

Income (loss) before income taxes	599	(6,213)

Income tax (provision) benefit	(81)	2,025

Net income (loss)	$518	$(4,188)

Retained earnings-beginning of period	131,725	151,535
Cumulative effect of change in accounting principle—Adoption of FIN 48 (See Note 11)	(746)	—
Cash dividends	(2,362)	(2,365)

Retained earnings-end of period	$129,135	$144,982

Basic earnings (loss) per share	$0.04	$(0.35)

Diluted earnings (loss) per share	$0.04	$(0.35)

Dividends per share	$0.20	$0.20

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 30

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 1, 2008 AND NOVEMBER 24, 2007

(In thousands)

Assets	(Unaudited) March 1, 2008	November 24, 2007
Current assets
Cash and cash equivalents	$5,559	$3,538
Accounts receivable, net	42,092	38,612
Inventories	50,079	50,550
Deferred income taxes	6,898	6,001
Other current assets	10,268	12,421

Total current assets	114,896	111,122

Property and equipment
Cost	160,785	153,995
Less accumulated depreciation	101,807	100,770

Property and equipment, net	58,978	53,225

Investments	68,025	76,924
Retail real estate	31,003	31,207
Notes receivable, net	14,489	14,128
Deferred income taxes	10,791	9,902
Other	12,370	14,195

	136,678	146,356

Total assets	$310,552	$310,703

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,686	$26,104
Accrued compensation and benefits	4,631	5,611
Customer deposits	9,089	8,894
Dividends payable	2,362	2,363
Other accrued liabilities	14,131	13,622

Total current liabilities	49,899	56,594

Long-term liabilities
Post employment benefit obligations	14,391	14,493
Long-term revolving debt	14,000	10,000
Real estate notes payable	21,962	18,850
Distributions in excess of affiliate earnings	14,015	12,244
Other long-term liabilities	5,206	3,670

	69,574	59,257

Commitments and Contingencies

Stockholders’ equity
Common stock	59,055	59,033
Retained earnings	129,135	131,725
Additional paid-in-capital	2,267	2,180
Accumulated other comprehensive income	622	1,914

Total stockholders’ equity	191,079	194,852

Total liabilities and stockholders’ equity	$310,552	$310,703

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 30

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MARCH 1, 2008 AND FEBRUARY 24, 2007 – UNAUDITED

(In thousands)

	Quarter Ended
	March 1, 2008	February 24, 2007
Operating activities:
Net income (loss)	$518	$(4,188)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,036	2,328
Equity in undistributed income of investments and unconsolidated affiliated companies	(883)	(1,959)
Provision for restructuring and asset impairment costs	—	3,609
Income from investments	(182)	(434)
Provision for losses on trade accounts receivable	770	685
Deferred income taxes	(78)	(793)
Other, net	(17)	187
Changes in operating assets and liabilities
Accounts receivable	(4,803)	(5,929)
Inventories	471	3,518
Other current assets	1,947	(1,384)
Accounts payable and accrued liabilities	(8,403)	603

Net cash used in operating activities	(8,624)	(3,757)

Investing activities:
Purchases of property and equipment	(199)	(218)
Purchases of retail real estate	(594)	—
Proceeds from sales of property and equipment	88	1,028
Acquisition of Charleston stores	(216)	—
Proceeds from sales of investments	11,761	5,591
Purchases of investments	(4,739)	(1,568)
Dividends from an affiliate	2,811	2,811
Net cash received on licensee notes	281	464
Other, net	(45)	(728)

Net cash provided by investing activities	9,148	7,380

Financing activities:
Net borrowings under revolving credit facility	4,000	1,000
Repayments of real estate notes payable	(176)	(162)
Issuance of common stock	35	305
Cash dividends	(2,362)	(2,361)

Net cash provided by / (used in) financing activities	1,497	(1,218)

Change in cash and cash equivalents	2,021	2,405
Cash and cash equivalents - beginning of period	3,538	6,051

Cash and cash equivalents - end of period	$5,559	$8,456

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 1, 2008

(Dollars in thousands except share and per share data)

1. Basis of Presentation

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

As part of our efforts to standardize wholesale pricing throughout the country, we began in July 2007 invoicing all of the store network and certain wholesale customers on a fully landed basis such that the invoice price includes the freight charge for delivery. This business change resulted in approximately $4,600 of additional reported revenue and selling, general and administrative expenses for the quarter ended March 1, 2008.

Due to our fiscal calendar, our first quarter of 2008 consisted of 14 weeks as compared to 13 weeks for the first quarter of 2007. Our 2008 fiscal year will consist of 53 weeks.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the quarter ended March 1, 2008, are not necessarily indicative of results for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 24, 2007.

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

6 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 1, 2008

(Dollars in thousands except share and per share data)

3. Inventories

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method. During the quarter ended March 1, 2008 and February 24, 2007, we liquidated certain LIFO inventories which decreased cost of sales as follows:

	March 1, 2008	February 24, 2007
Quarter ended	$13	$871

Inventories were comprised of the following:

	March 1, 2008	November 24, 2007
Finished goods	$33,098	$36,102
Work in process	257	247
Raw materials and supplies	9,234	7,887
Retail merchandise	14,886	13,723

Total inventories at FIFO	57,475	57,959
LIFO adjustment	(7,396)	(7,409)

	$50,079	$50,550

4. Unconsolidated Affiliated Companies

The International Home Furnishings Center (“IHFC”) owns and leases out floor space in a showroom facility in High Point, North Carolina. We owned 46.9% of IHFC at March 1, 2008, and February 24, 2007, and accounted for the investment using the equity method since we do not maintain operating control of IHFC. Our investment reflects a credit balance of $14,015 and $12,244 at March 1, 2008, and November 24, 2007, respectively, which is reflected in the liabilities section in the accompanying consolidated balance sheets as “distributions in excess of affiliate earnings.” Based on current and expected future earnings of IHFC, we believe the market value of this investment is positive and substantially greater than its negative book value at March 1, 2008. This negative book value resulted from IHFC’s refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners. We recorded income and received dividends from IHFC as follows:

	Quarter ended
	March 1, 2008	February 24, 2007
Income recorded	$1,040	$1,327
Dividends received	2,811	2,811

Summarized unaudited income statement information for IHFC for its first three months of 2008 and 2007, respectively, is as follows:

	2008	2007
Revenue	$9,239	$9,649
Operating income	5,809	6,768
Net income	2,220	2,833

In addition to our investment in IHFC, we have a 49% ownership interest in Zenith Freight Lines, LLC (“Zenith”) and we recorded the following loss in other income, net in our condensed consolidated statements of operations and retained earnings:

	Quarter ended
	March 1, 2008	February 24, 2007
Loss in other income	$(228)	$(187)

7 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 1, 2008

(Dollars in thousands except share and per share data)

During the quarter ended February 24, 2007, we also owned a 30% interest in BFD Northeast, LLC (“BFDNE”) and accounted for that investment using the equity method. On February 28, 2007, we entered into an agreement with BFDNE whereby we contributed our 30% interest to BFDNE in exchange for certain assets (primarily inventory and leasehold improvements) of BFDNE’s two stores in Boston, Massachusetts, and the assumption of BFDNE’s outstanding bank debt. As part of the transaction, we also restructured amounts BFDNE previously owed us. For the quarter ended February 24, 2007, we recorded losses of $(595) in other income, net in our condensed consolidated statement of operations and retained earnings for our share of BFDNE’s net losses.

5. Real Estate Notes Payable and Other Long-Term Debt

Certain of our retail real estate properties have been financed through commercial mortgages which are payable over periods of four to twenty years and have interest rates ranging from 6.73% to 9.18%. These mortgages are collateralized by the respective properties with net book values totaling approximately $32,434 and $25,767 at March 1, 2008, and November 24, 2007, respectively. The current portion of these mortgages, $2,375 and $672 as of March 1, 2008, and November 24, 2007, respectively, has been included as a current liability in other accrued liabilities in the accompanying condensed consolidated balance sheets. The long-term portion, $21,962 and $18,850 as of March 1, 2008, and November 24, 2007, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets.

We amended our existing revolving credit facility in October 2007 by extending the agreement by two years and amending certain covenants. The credit facility provides for borrowings of up to $40,000 at a variable interest rate of LIBOR plus 1.5% (4.61% on March 1, 2008). The facility is secured by a pledge of certain marketable securities and substantially all of our receivables and inventories. Borrowings under the facility, which matures November 30, 2009, totaled $14,000 and $10,000 at March 1, 2008, and November 24, 2007, respectively. After coverage for letters of credit and certain loan guarantees, we had $14,957 available for borrowing under the facility at March 1, 2008.

In the fourth quarter of 2007, we announced the acquisition of the operations of two stores in the Charleston, South Carolina area from a former licensee and that we had begun the process of acquiring the land and buildings for those stores. During the quarter ended March 1, 2008, we completed the acquisition of the land and buildings for $6,800. We funded the acquisition through additional real estate debt of $4,978 and the use of preexisting accounts receivable from the former licensee.

8 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 1, 2008

(Dollars in thousands except share and per share data)

6. Comprehensive Income

For the quarters ended March 1, 2008, and February 24, 2007, total comprehensive loss was $(774) and $(4,492), respectively. Changes in accumulated other comprehensive income for the quarters ended March 1, 2008 and February 24, 2007 are as follows:

	Quarter ended
	March 1, 2008	February 24, 2007
Balance at beginning of period	$1,914	$3,320
Unrealized holding gains (losses), net of tax	(1,298)	(306)
Amortization associated with SERP Plan	6	2

Balance at end of quarter	$622	$3,016

7. Restructuring and asset impairment charges

During the first quarter of 2007, we made the decision to cease operations at our wood manufacturing facility in Bassett, Va. The closure of the 323,000 square foot facility was completed during June of 2007 and affected approximately 280 employees or 15 percent of the Company’s workforce. The Company has sourced the majority of the products previously produced at this facility from overseas suppliers, continued to produce certain custom bedroom products domestically and discontinued providing certain slower selling items. As a result of this decision, we recorded a $3,609 charge in the first quarter of 2007 to write down the value of the plant and equipment and a $960 charge in the second quarter of 2007 for severance benefits. As of March 1, 2008, we have disbursed substantially all of the severance benefits.

8. Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of licensee-owned stores. We had obligations of $100,673 and $96,393 at March 1, 2008 and November 24, 2007, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. As part of the expansion strategy for our store program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $12,660 and $12,672 at March 1, 2008, and November 24, 2007, respectively.

We have also guaranteed loans to certain of our licensees to finance initial inventory packages for those stores. The total contingent liabilities with respect to these loan guarantees as of March 1, 2008, and November 24, 2007, were $7,963 and $9,056, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease and loan guarantees (an estimate of the cost to the Company to perform on these guarantees) at March 1, 2008, and November 24, 2007, were $424 and $428, respectively, and are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.

9 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 1, 2008

(Dollars in thousands except share and per share data)

9. Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers two current and certain former executives. The liability for this plan was $11,956 and $12,034 as of March 1, 2008 and November 24, 2007, respectively, and is recorded as follows in the consolidated balance sheets:

	March 1, 2008	November 24, 2007
Other accrued liabilities	$984	$984
Post employment benefit obligations	10,973	11,050

Total pension liability	$11,957	$12,034

Components of net periodic pension costs are as follows:

	Quarter Ended
	March 1, 2008	February 24, 2007
Service cost	$13	$25
Interest cost	158	169
Amortization of transition obligation	11	11
Amortization of unrecognized actuarial loss	—	3

Net periodic pension cost	$182	$208

We have an unfunded Deferred Compensation Plan that covers two current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $114 and $113 for the first quarter of 2008 and 2007, respectively. Our liability under this plan was $3,418 and $3,443 as of March 1, 2008 and November 24, 2007, respectively, and is reflected in post employment benefit obligations.

10 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 1, 2008

(Dollars in thousands except share and per share data)

10. Earnings per share

The following reconciles basic and diluted earnings per share:

	Net Income (Loss)	Weighted Average Shares		Earnings (loss) per share
For the quarter ended March 1, 2008:
Net income	$518	11,809,345		$0.04
Add effect of dilutive securities:
Options	—	18		—

Diluted earnings per share	$518	11,809,363		$0.04

For the quarter ended February 24, 2007:
Net loss	$(4,188)	11,811,957		$(0.35)
Add effect of dilutive securities:
Options	—		*	—

Diluted earnings per share	$(4,188)	11,811,957		$(0.35)

*	Due to the net loss, the potentially dilutive securities would have been antidilutive and are therefore excluded.

Options to purchase approximately 1,458,685 and 1,372,185 shares of common stock at March 1, 2008 and February 24, 2007, respectively, were excluded from the computation as their effect is antidilutive.

11. Income Taxes

Effective November 25, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, which provides a comprehensive model for the recognition, measurement, presentation, and disclosure in a company’s financial statements of uncertain tax positions taken, or expected to be taken, on a tax return. Under FIN 48, if an income tax position exceeds a more likely than not (i.e. greater than 50%) probability of success upon tax audit, based solely on the technical merits of the position, the company is to recognize an income tax benefit in its financial statements. The tax benefits recognized are to be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If it is not more than likely than not that the benefit will be sustained on its technical merits, no benefit is to be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48. Therefore, if it can be established that the only uncertainty is when an item is taken on a tax return, such positions have satisfied the recognition step for purposes of FIN 48 and uncertainty related to timing should be assessed as part of measurement. FIN 48 requires that a liability associated with an unrecognized tax benefit be classified as a long-term liability, except for the amount for which a cash payment is expected to be made within one year. Further, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with the respective jurisdictional tax laws.

The adoption of FIN 48 resulted in a non-cash transition (cumulative effect of a change in accounting principle) adjustment of $746 which was recorded as a decrease to beginning retained earnings. The transition adjustment is a result, primarily, of tax positions associated with state income tax exposures and interest on certain temporary differences. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

As of the adoption date of FIN 48, we had unrecognized income tax benefits totaling $1,687, of which $902 would impact our effective income tax rate if recognized. We do not currently anticipate significant changes in such

11 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 1, 2008

(Dollars in thousands except share and per share data)

amounts over the next twelve months. As of the date of adoption, the total amount of accrued interest and penalties was $578. For the quarter ended March 1, 2008, changes in accrued interest, penalties and unrecognized tax benefits as a result of tax positions taken in the current and prior years were not significant.

As of November 25, 2007, we remained subject to examination for tax years 2003 through 2006 for all of our major tax jurisdictions.

12. Fair Value Disclosures

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157” or “the Standard”.) The Standard defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS 123R Share Based Payment.)

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Standard classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The standard is effective for fiscal years beginning after November 15, 2007. Effective November 25, 2007, we adopted the provisions of SFAS No. 157.

We have $21,479 of marketable securities consisting of a combination of equity and fixed income securities with maturities that range from one to six years. We have the ability to liquidate these investments without restriction. We determine fair value for our marketable securities through quoted market prices. The adoption of SFAS No. 157 had no effect on the valuation of our marketable securities.

We also have $46,546 invested in the Bassett Industries Alternative Asset Fund LP (BIAAF) which is valued at fair value. We primarily determine the fair value of our investment in the BIAAF based on the net asset values which are determined by the investee fund, based on its underlying financial instruments as provided by the general partner. Investment balances by fund are presented below.

	March 1, 2008	November 24, 2007
Styx Partners, L.P.	$14,127	$13,974
HBK Fund, L.P.	13,576	13,589
Drawbridge Special Opportunities Fund, L.P.	12,321	12,400
DB Zwirn Special Opportunities Fund, L.P.	5,597	5,735
Cash and Other	925	98
Contrarian Capital Trade Claims, L.P.	—	5,983

	$46,546	$51,779

We are entitled to affect partial withdrawals from our capital account at the end of any calendar quarter or calendar year provided that we shall be subject to the withdrawal provisions and notice periods required by the underlying managers. These notice periods range from sixty-five days to six months and may be subject to lockup periods of up to one year. However, we have requested our general partner to attempt to liquidate a significant portion of our investments in the BIAAF over the next twelve months to fund a special dividend and an increased share repurchase program. We have been

12 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 1, 2008

(Dollars in thousands except share and per share data)

informed that due to the magnitude of other redemption requests on the DB Zwirn Special Opportunities Fund, L,P., it is likely that it will be two to three years before our investment is fully redeemed. We still expect to realize the total net asset value. Due to these liquidation restrictions, we have determined that a discount to the stated net asset values is necessary to reflect the fair value as proscribed by SFAS No. 157. Consequently, we recorded an additional fair value adjustment of $304 as of March 1, 2008 to decrease the value of our investment in BIAAF. This adjustment has been recorded in other income, net.

The fair values of our marketable securities and our investment in the BIAAF based on the level of inputs are summarized below:

	March 1, 2008
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Marketable Securities	$21,479	—	—	$21,479
Investment in BIAAF	—	—	46,546	46,546

Total Assets	$21,479	—	$46,546	$68,025

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use level three or significant unobservable inputs for the period of November 25, 2007 to March 1, 2008.

Fair value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
Investment in BIAAF
Balance at November 24, 2007	$51,779

Total gains included in earnings related to change in underlying net assets	71
Total losses included in earnings related to a liquidity discount	(304)
Redemptions	(5,000)
Transfers in and/or out of Level 3	—

Balance March 1, 2008	$46,546

13. Segment Information

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

13 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 1, 2008

(Dollars in thousands except share and per share data)

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

The following table presents our segment information:

	Quarter Ended
	March 1, 2008	February 24, 2007
Net Sales
Wholesale	$69,309	$62,346
Retail	25,927	21,183
Inter-company elimination	(13,637)	(10,109)

Consolidated	$81,599	$73,420

Income (loss) from Operations
Wholesale	$2,883	$(1,161)
Retail	(2,057)	(2,376)
Inter-company elimination	(414)	23
Restructuring and asset impairment charge	—	(3,609)

Consolidated	$412	$(7,123)

Depreciation and Amortization
Wholesale	$1,058	$1,419
Retail	548	441
Investments/real estate	430	468

Consolidated	$2,036	$2,328

Capital Expenditures
Wholesale	$137	$184
Retail	656	34
Investments/real estate	—	—

Consolidated	$793	$218

	As of March 1, 2008	As of November 24, 2007
Identifiable Assets
Wholesale	$151,279	$149,627
Retail	60,245	52,624
Investments/real estate	99,028	108,452

Consolidated	$310,552	$310,703

14 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

March 1, 2008

(Dollars in thousands except share and per share data)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the Company’s products and services, industry outlook, and business trends.

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

Bassett Furniture Direct (“BFD” or “store”) was created in 1997 as a single source home furnishings retail store that provides a unique combination of stylish, well-made furniture and accessories with a high level of customer service. This service includes complimentary room planning, in-home design visits, fast delivery, and custom-order furniture. The retail store program had 131 stores in operation at the end of the first quarter of 2008, 32 of which we own and operate. During the remainder of 2008, we plan to remodel several corporate locations at varying levels of magnitude to incorporate the new store design which was unveiled late in fiscal 2007. We also expect that over the remainder of 2008 eight to ten licensee stores will either convert to the new store design or remodel to incorporate certain aspects of the new design. Although management will continue to work closely with its licensee stores to ensure the success of both the licensee and Bassett, the Company expects several underperforming licensee stores to close during the remainder of 2008.

We define imported product as fully finished product that is sourced internationally. In the first quarter of 2008, 58% of our wholesale sales were of imported product compared to 47% in the first quarter of 2007. Our domestic product includes certain products that contain components which are also sourced internationally. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with importing certain product categories and major collections, provides the best combination of value and quality to our customers.

Overall conditions for our industry and our Company have been difficult throughout 2007 and the first quarter of 2008 with new housing starts down significantly and a deteriorating consumer credit environment. With that as a backdrop, we have continued to invest in the long-term health and future of our retail network. Although we believe the remainder of 2008 will continue to be difficult, we plan simultaneously to continue to adjust our overall cost structure and further evaluate the performance of our corporate and licensee stores while properly supporting our retail initiatives that are the foundation of the Company’s plans for the future.

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

Key marketing initiatives for Bassett during the first quarter of 2008 included the mailing of our spring 2008 catalog and the production of a new series of television commercials to begin airing in April. The catalog better defines and enhances Bassett’s brand image while explaining to our consumers our product and service capabilities. The new television advertisements present the Bassett brand as a choice for an enhanced lifestyle. In addition to the catalog and television advertisements, the Company has several other marketing and merchandising initiatives underway including product introductions centered around the Company’s core middle price point category and the development and circulation of our summer and fall catalogs.

For the remainder of 2008, our primary areas of focus are retail sales improvement, wholesale cost reductions and the performance of the new prototype stores. Amidst an extremely challenging retail environment, we must drive improvement in our retail segment’s results and we are squarely focused on selling more furniture in our Bassett stores. This enterprise-wide effort

15 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

March 1, 2008

(Dollars in thousands except share and per share data)

involves every aspect of our Company – merchandising, marketing, operations, recruiting, training and information technology. We have developed a financial plan aimed at reducing our retail losses to a breakeven level within two years.

Results of Operations – Period ended March 1, 2008 compared with the period ended February 24, 2007:

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating income (loss) were as follows for the periods ended March 1, 2008 and February 24, 2007:

	Quarter Ended
	March 1, 2008		February 24, 2007
Net sales	$81,599	100.0%	$73,420	100.0%

Gross profit	32,627	40.0%	22,311	30.4%
SG&A	32,215	39.5%	25,825	35.2%
Restructuring and asset impairment charge	—	0.0%	3,609	4.9%

Operating income (loss)	$412	0.5%	$(7,123)	-9.7%

On a consolidated basis, we reported net sales for the first quarter of 2008 of $81,599, an increase of $8,179 or 11.1% from sales levels attained in the first quarter of 2007. Due to our fiscal calendar, the quarter ended March 1, 2008 included 14 weeks compared to 13 weeks for the quarter ended February 24, 2007. The 2008 reported sales also have been positively impacted by reported revenue of $4,600 due to a change in our business practices with respect to freight for the delivery of wholesale furniture to our retail stores. During July of 2007, we began invoicing these customers on a fully landed basis such that the dealer invoice price includes the freight charge for delivery.

Segment Information

We have strategically aligned our business into three reportable segments: Wholesale, Retail and Investments/Real Estate. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of stores (independently-owned stores, Company-owned retail stores and partnership licensees) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both corporate and licensee owned stores.

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

16 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

March 1, 2008

(Dollars in thousands except share and per share data)

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

	Quarter Ended
	March 1, 2008		February 24, 2007
Net sales	$69,309	100.0%	$62,346	100.0%

Gross profit	20,992	30.3%	13,315	21.4%
SG&A	18,109	26.1%	14,476	23.2%

Operating income (loss)	$2,883	4.2%	$(1,161)	-1.9%

Net sales for the wholesale segment were $69,309 for the first quarter of 2008 as compared to $62,346 for the first quarter of 2007, an increase of 11%. Due to our fiscal calendar, the quarter ended March 1, 2008 included 14 weeks compared to 13 weeks for the quarter ended February 24, 2007. The 2008 reported sales also have been positively impacted by reported revenue of $4,600 due to a change in the Company’s business practices as described above. Approximately 58% of wholesale shipments during the first quarter of 2008 were imported products compared to 47% for the first quarter of 2007. Gross margins for the wholesale segment were 30.3% for the first quarter of 2008 as compared to 21.4% for the first quarter of 2007. Excluding the effects of the invoicing change described above, gross margins for the first quarter of 2008 would have been 25.3%, a 3.9 percentage point increase over 2007. This increase is primarily due to improved product mix associated with increased imported product that carries a higher margin. With the continued difficult furniture retail environment, the Company will continue to assess and adjust its wholesale cost structure to match associated demand.

Wholesale SG&A increased $3,633 during the first quarter of 2008 as compared to 2007. Excluding the effects of the invoicing change described above, wholesale SG&A actually decreased $976 to 20.9% of net sales. This decrease is primarily due to implemented cost reduction programs as we continue to aggressively challenge our wholesale cost structure.

	Quarter Ended
	March 1, 2008		February 24, 2007
Wholesale shipments by type:
Wood	$37,003	53.4%	$34,811	55.8%
Upholstery	31,377	45.3%	26,048	41.8%
Other	929	1.3%	1,487	2.4%

Total	$69,309	100.0%	$62,346	100.0%

Retail Segment – Company-Owned Retail Stores

	Quarter Ended
	March 1, 2008		February 24, 2007
Net sales	$25,927	100.0%	$21,183	100.0%

Gross profit	12,049	46.5%	8,972	42.4%
SG&A	14,106	54.4%	11,348	53.6%

Operating loss	$(2,057)	-7.9%	$(2,376)	-11.2%

Our 32 corporate stores made progress despite difficult conditions at retail with sales of $25,927 in the first quarter of 2008 as compared to $21,183 in the first quarter of 2007. These sales increases have primarily resulted from the additional Company owned stores acquired after the first quarter of 2007 and a slight increase in comparable store

17 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

March 1, 2008

(Dollars in thousands except share and per share data)

sales (sales for stores open for longer than one year). Gross margins for the quarter increased 4.1 percentage points due to improved pricing and promotional strategies, coupled with less clearance sales activity as compared to 2007. Our retail segment reduced its total operating losses by $319, a 13% decrease. For our 27 comparable corporate stores, we reduced their operating losses by approximately 40%. We believe that the combination of new product introductions, store prototype retrofits, better hiring and training of design consultants and continued improved marketing efforts will lead to further improvement in retail operating results.

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

We plan to utilize our Company-owned retail stores and selected licensee stores to develop best practices and drive the uniformity in our store network that we believe is key to the overall success of our store program. Our store strategy is currently focused on developing a more uniform set of business practices to assist licensees in the operations of stores and working with licensees to improve the profitability of their stores. We have developed a financial plan aimed at reducing these retail losses to a breakeven level within two years.

Other Items Affecting Net Income

During the first quarter of 2007, we made the decision to cease operations at our wood manufacturing facility in Bassett, Va. The closure of the 323,000 square foot facility was completed during the third quarter of 2007 and affected approximately 280 employees or 15 percent of our workforce. We recorded a restructuring and asset impairment charge of $3,609 for the first quarter of 2007.

Other income for the first quarter of 2008 was $187 as compared to $910 for 2007 primarily due to lower earnings on investments. In a turbulent period for the financial markets, the Company’s Alternative Asset Fund did record slightly positive increases in net asset value for the quarter, but well below the levels of the first quarter of 2007. We also recorded a loss of $304 related to the adoption of SFAS No. 157, “Fair Value Measurements” for the recognition of redemption restrictions for our investments in the Alternative Asset Fund (see below). Other income for the first quarter of 2007 was negatively impacted by $595 of losses recorded on our former equity investment in BFD Northeast, LLC (“BFDNE”). On February 28, 2007, we entered into an agreement with BFDNE whereby we contributed our 30% interest in BFDNE to BFDNE in exchange for certain assets of BFDNE’s two stores in Boston, Massachusetts.

The effective income tax rate was 13.5% and (32.6)% in the first quarter of 2008 and 2007, respectively. The effective tax rate in both periods was lower than the statutory rate primarily due to exclusions for dividends received from our investment in IHFC. The effective tax rate in the first quarter of 2007 includes the effects of the asset impairment charge, which was recorded at a 39% effective tax rate.

Adoption of FIN 48

Effective November 25, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which provides a comprehensive model for the recognition, measurement, presentation, and disclosure in a company’s financial statements of uncertain tax positions taken, or expected to be taken, on a tax return. Under FIN 48, if an income tax position exceeds a more likely than not (i.e. greater than 50%) probability of success upon tax audit, based solely on the technical merits of the position, the company is to recognize an income tax benefit in its financial statements. The tax benefits recognized are to be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If it is not more than likely than not that the benefit will be sustained on its technical merits, no benefit is to be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48. Therefore, if it can be established that the only uncertainty is when an item is taken on a tax return, such positions have satisfied the recognition step for purposes of FIN 48 and uncertainty related to timing should be assessed as part of measurement. FIN 48 requires that a liability associated with an unrecognized tax benefit be classified as a long-term liability, except for the amount for which a cash payment is expected to be made within one year. Further, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with the respective jurisdictional tax laws.

18 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

March 1, 2008

(Dollars in thousands except share and per share data)

The adoption of FIN 48 resulted in a non-cash transition (cumulative effect of a change in accounting principle) adjustment of $746 which was recorded as a decrease to beginning retained earnings. The transition adjustment is a result, primarily, of tax positions associated with state income tax exposures and interest on certain temporary differences. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

As of the adoption date of FIN 48, we had unrecognized income tax benefits totaling $1,687, of which $902 would impact our effective income tax rate if recognized. We do not currently anticipate significant changes in such amounts over the next twelve months. As of the date of adoption, the total amount of accrued interest and penalties was $578. For the quarter ended March 1, 2008, changes in accrued interest, penalties and unrecognized tax benefits as a result of tax positions taken in the current and prior years were not significant.

As of November 25, 2007, we remained subject to examination for tax years 2003 through 2006 for all of our major tax jurisdictions.

Adoption of SFAS No. 157

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157” or “the Standard”.) The Standard defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS 123R Share Based Payment.)

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Standard classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The standard is effective for fiscal years beginning after November 15, 2007. Effective November 25, 2007, we adopted the provisions of SFAS No. 157.

We have $21,479 of marketable securities consisting of a combination of equity and fixed income securities with maturities that range from one to six years. We have the ability to liquidate these investments without restriction. We determine fair value for our marketable securities through quoted market prices. The adoption of SFAS No. 157 had no effect on the valuation of our marketable securities.

We also have $46,546 invested in the Bassett Industries Alternative Asset Fund LP (BIAAF) which is valued at fair value. We primarily determine the fair value of our investment in the BIAAF based on the net asset values which are determined by the investee fund, based on its underlying financial instruments as provided by the general partner. Investment balances by fund are presented below.

19 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

March 1, 2008

(Dollars in thousands except share and per share data)

	March 1, 2008	November 24, 2007
Styx Partners, L.P.	$14,127	$13,974
HBK Fund, L.P.	13,576	13,589
Drawbridge Special Opportunities Fund, L.P.	12,321	12,400
DB Zwirn Special Opportunities Fund, L.P.	5,597	5,735
Cash and Other	925	98
Contrarian Capital Trade Claims, L.P.	—	5,983

	$46,546	$51,779

We are entitled to affect partial withdrawals from our capital account at the end of any calendar quarter or calendar year provided that we shall be subject to the withdrawal provisions and notice periods required by the underlying managers. These notice periods range from sixty-five days to six months and may be subject to lockup periods of up to one year. However, we have requested our general partner to attempt to liquidate a significant portion of our investments in the BIAAF over the next twelve months to fund a special dividend and an increased share repurchase program. We have been informed that due to the magnitude of other redemption requests on the DB Zwirn Special Opportunities Fund, L,P., it is likely that it will be two to three years before our investment is fully redeemed. We still expect to realize the total net asset value. Due to these liquidation restrictions, we have determined that a discount to the stated net asset values is necessary to reflect the fair value as proscribed by SFAS No. 157. Consequently, we recorded an additional fair value adjustment of $304 as of March 1, 2008 to decrease the value of our investment in BIAAF. This adjustment has been recorded in other income, net.

Liquidity and Capital Resources

Accounts receivable continued to increase during the first quarter of 2008, due to both the timing of shipments and payment terms associated with the January new product rollout and the slower pace of collections from certain store licensees related primarily to the overall retail environment. We continually assess our levels of bad debt reserves and recorded $770 in bad debt expenses during the first quarter of 2008. Although we believe we have adequate reserves for bad debts, we will continue to work with our dealers to help limit bad debt exposure. We expect several underperforming stores to close during the remainder of 2008, thereby reducing future bad debt exposure.

We used $8,624 of cash in operating activities during the first quarter of 2008 primarily due to the continued difficult environment at retail as well as increased cash requirements to fund the January new product rollout. Representing one of the most extensive redesigns and rollouts in our recent history, the new product has been well-received at retail and should help to fuel future sales growth. Due to the lead time to source the majority of the new product, inventory and accounts payable balances were unusually high at the end of fiscal 2007. Our inventory levels peaked in January and began returning to more normalized levels during February. We have targeted an approximate $5,000 inventory reduction plan for the remainder of 2008. Our accounts payable balance was reduced by $6,418 during the quarter and has returned to a more sustainable level at the end February. We also funded $2,362 in dividends. These cash requirements were funded through $7,022 of investment sales, $2,811 in dividends from our investment in the International Home Furnishings Center and $4,000 in additional borrowings on the revolving credit facility.

In the fourth quarter of 2007, we announced the acquisition of the operations of two stores in the Charleston, South Carolina area from a former licensee and that we had begun the process of acquiring the land and buildings for those stores. During the quarter ended March 1, 2008, we completed the acquisition of the land and buildings for $6,800. We funded the acquisition through additional real estate debt of $4,978 and the use of preexisting accounts receivable from the former licensee.

Subsequent to March 1, 2008, our Board of Directors announced that our next quarterly dividend would be increased from $0.20 per quarter to $0.225, an increase of 12.5%, and our share repurchase authorization would be increased by $20,000. The Board of Directors also announced that it intends to pursue a more aggressive repurchase program under the increased authorization. In addition, our Board of Directors announced its intent to provide a

20 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

March 1, 2008

(Dollars in thousands except share and per share data)

$1.25 per share special dividend later in fiscal 2008. We plan to fund these requirements through an orderly liquidation of a significant portion of our investment portfolio, primarily from our hedge fund investments through the Alternative Asset Fund. We are currently working with the general partner to determine the timing of when those liquidations can occur.

Our March 1, 2008, balance sheet, with minimal borrowings on our revolving line of credit and a sizeable investment portfolio, remains strong and continues to bolster our retail growth strategy, which includes entering into operating leases and lease and loan guarantees for our store licensees. Our primary sources of funds in the first quarters of 2008 and 2007 have been income from investments, including dividends from IHFC. Cash was primarily used in the first quarters of 2008 and 2007 to fund operations and pay dividends.

At March 1, 2008, we had $14,000 outstanding with $14,957 available under our revolving credit facility.

We currently anticipate that manufacturing capital spending for fiscal 2008 will approximate $1,900, primarily for machinery and equipment and information technology related to our initiative to develop e-commerce capabilities in 2008. Capital spending for retail real estate is expected to be approximately $4,100 in 2008 largely for store build-outs related to our new prototype. We have plans to continue to invest in store remodels, conversions, and new store real estate over the next three to four years and at potentially greater levels of up to $10,000 to $12,000 per year. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the new prototype stores, our rate of growth, our operating results and any other adjustments in our operating plan needed in response to competition, acquisition opportunities or unexpected events. We believe that our existing cash and investment portfolio that remains after the orderly liquidation of the Alternative Asset Fund, and our borrowing capacity, together with cash provided by operations, will be more than sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended November 24, 2007, except as follows:

Income Taxes–We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”, on November 25, 2007. We account for our uncertain tax positions in accordance with this standard. The federal, state, and local income tax laws and regulations to which we are subject are voluminous, inherently complex and are often ambiguous. We are required to make many subjective judgments and assumptions regarding our income tax exposures. Interpretations of these income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our consolidated balance sheets and statements of operations.

Investments – Investments in our Alternative Asset Fund and our marketable securities portfolio are recorded at their fair value. We account for the Alternative Asset Fund by marking it to market value each month based primarily on the net asset values provided by the general partner. We provide discounts on those values based on the redemption restrictions of the respective fund and record changes in the discount as a component of earnings. Such discounts are highly subjective and could result in actual redemption amounts that differ from those presented in the balance sheet. Unrealized holding gains and losses, net of the related income tax effect, on our marketable securities portfolio are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from our marketable securities portfolio are included in income and are determined using the specific identification method for ascertaining the cost of securities sold.

21 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

March 1, 2008

(Dollars in thousands except share and per share data)

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

22 of 30

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MARCH 1, 2008

Item 3.	Quantitative and Qualitative Disclosure About Market Risk:

We are exposed to market risk for changes in market prices of our various types of investments. Our investments include marketable securities and an investment partnership (Alternative Asset Fund). Our marketable securities portfolio, which totaled $21,479, at March 1, 2008, is diversified among eleven different money managers and sixteen different medium to large capitalization equity interests. Although there are no maturity dates for our equity investments, we will liquidate these holdings as necessary to fund operations or other growth strategies. Maturity dates on other investments in the portfolio range from one to six years. As part of our current debt facility, we have pledged $15 million of these securities as collateral.

The Bassett Industries Alternative Asset Fund L.P was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of the Alternative Asset Fund. We and the General Partner are currently the only two partners. The objective of the Alternative Asset Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. Typically, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in the Alternative Asset Fund, which totaled $46,546 at March 1, 2008, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to the Company is limited to the amount of the Alternative Asset Fund investment in each of the funds. We believe that the Alternative Asset Fund did not hold any investments that have a material exposure, individually or in aggregate, to residential subprime loans either directly or through structured finance entities, such as collateralized debt obligations. However, in the future, managers incorporating a multi-strategy investing mandate may participate in these securities through their distressed portfolios if the risk/return characteristics are deemed attractive.

We account for our investments by marking them to market value each month based primarily on the net asset values provided by the General Partner. The hedge funds and portfolio managers provide the General Partner with estimated net asset values on a monthly basis that represent the amount the partnership would receive if it were to liquidate its investments in the investee funds. We are entitled to affect partial withdrawals from our capital account in the Alternative Asset Fund at the end of any calendar quarter or any calendar year provided that Bassett shall be subject to the withdrawal provisions and notice periods required by the underlying managers. These notice periods range from sixty-five days to six months and may be subject to lockup periods of up to one year.

Our board of directors recently announced our intention to pay a special dividend of $1.25 per share in the near future with the funding from liquidations of our investment portfolio. We expect the majority of the funding to be provided from liquidation of the funds within the Alternative Asset Fund. We also expect the majority of the Fund to be liquidated over the next twelve months. Although the DB Zwirn Special Opportunities Fund, L.P., of which we have an approximate $5,600 investment, provides for tri-annual redemptions, we have been informed that our investment will be liquidated in an orderly fashion over the next two to three years due to the closing of the fund by the fund sponsor. We currently believe that our investment will be redeemed at the stated net asset value (NAV).

23 of 30

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MARCH 1, 2008

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

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements are listed in our Annual Report on Form 10-K for fiscal 2007 and include:

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

24 of 30

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MARCH 1, 2008

Item 1.	Legal Proceedings:

On April 10, 2008, the Company and Costa Brava Partnership III L.P. jointly announced that their potential proxy contest had been settled. Pursuant to the agreement, Costa Brava will support the nominees proposed by the Company for election and will withdraw its proposed nominees for election to the Bassett Board of Directors at the 2008 Annual Meeting of Bassett’s stockholders. Bassett and Costa Brava have agreed that a mutually agreeable shareholder representative will attend the Board meetings as an observer until the 2009 Annual Meeting. Bassett agreed to withdraw the litigation between the parties pending in the Circuit Court of the County of Henry, Virginia. The agreement also includes customary standstill and expense reimbursement provisions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

	Total Number of Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 25, 2007 - January 5, 2008	—	n/a	—	$8,252
January 6 - February 2, 2008	—	n/a	—	$8,252
February 3 - March 1, 2008	—	n/a	—	$8,252

(1)	The Company’s Board of Directors has authorized the repurchase of up to $40,000 in Company stock. This repurchase plan was announced on June 23, 1998. On March 17, 2008, the Board of Directors increased the repurchase plan by $20,000.

Item 4.	Submission of Matters to a Vote of Security Holders:

None.

Item 6.	Exhibits:

a.	Exhibits:

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
April 10, 2008

/s/ Barry C. Safrit
Barry C. Safrit, Senior Vice President and Chief Financial Officer
April 10, 2008

26 of 30