Form 10-Q
period 2008-05-31
BASSETT FURNITURE INDUSTRIES INC
filed 2008-07-10
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.)

Large Accelerated Filer  ☐     Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At May 31, 2008, 11,638,478 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM	PAGE
PART I - FINANCIAL INFORMATION

1. Condensed Consolidated Financial Statements as of May 31, 2008 (unaudited) and November 24, 2007 and for the quarters and six months ended May 31, 2008 (unaudited) and May 26, 2007 (unaudited)

Condensed Consolidated Statements of Operations and Retained Earnings	3

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

3. Quantitative and Qualitative Disclosures About Market Risk	23

4. Controls and Procedures	24

PART II - OTHER INFORMATION

1. Legal Proceedings	25

2. Unregistered Sales of Equity Securities and Use of Proceeds	25

4. Submission of Matters to a Vote of Security Holders	25

6. Exhibits	26

2 of 27

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED MAY 31, 2008 AND MAY 26, 2007-UNAUDITED

(In thousands except per share data)

	Quarter Ended		Six Months Ended
	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
Net sales	$74,862	$75,432	$156,460	$148,852
Cost of sales	45,344	51,486	94,316	102,595

Gross profit	29,518	23,946	62,144	46,257
Selling, general and administrative	31,043	26,058	63,258	51,882
Proxy defense costs	1,418	—	1,418	—
Restructuring, asset impairment charges and unusual gains, net	(958)	1,935	(958)	5,544
Lease exit costs	—	1,934	—	1,934

Loss from operations	(1,985)	(5,981)	(1,574)	(13,103)
Other income, net	97	2,782	284	3,692

Loss before income taxes	(1,888)	(3,199)	(1,290)	(9,411)
Income tax benefit	1,497	779	1,416	2,804

Net income (loss)	$(391)	$(2,420)	$126	$(6,607)
Retained earnings-beginning of period	129,135	144,982	131,725	151,535
Change in Accounting Principle–Adoption of FIN 48 (See Note 12)	—	—	(746)	—
Cash dividends	(2,625)	(2,361)	(4,986)	(4,727)

Retained earnings-end of period	$126,119	$140,201	$126,119	$140,201

Basic earnings (loss) per share	$(0.03)	$(0.20)	$0.01	$(0.56)

Diluted earnings (loss) per share	$(0.03)	$(0.20)	$0.01	$(0.56)

Dividends per share	$0.225	$0.20	$0.425	$0.40

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 31, 2008 AND NOVEMBER 24, 2007

(In thousands)

	(Unaudited) May 31, 2008	November 24, 2007
Assets
Current assets
Cash and cash equivalents	$6,280	$3,538
Accounts receivable, net	42,930	38,612
Inventories	45,341	50,550
Deferred income taxes	7,058	6,001
Other current assets	12,127	12,421

Total current assets	113,736	111,122

Property and equipment
Cost	154,269	153,995
Less accumulated depreciation	97,287	100,770

Property and equipment, net	56,982	53,225

Investments	63,723	76,924
Retail real estate	30,448	31,207
Notes receivable, net	14,541	14,128
Deferred income taxes	11,247	9,902
Other	12,037	14,195

	131,996	146,356

Total assets	$302,714	$310,703

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,233	$26,104
Accrued compensation and benefits	5,034	5,611
Customer deposits	9,021	8,894
Dividends payable	2,628	2,363
Other accrued liabilities	12,306	13,622

Total current liabilities	47,222	56,594

Long-term liabilities
Post employment benefit obligations	14,289	14,493
Long-term revolving debt	16,000	10,000
Real estate notes payable	21,757	18,850
Distributions in excess of affiliate earnings	12,629	12,244
Other long-term liabilities	5,040	3,670

	69,715	59,257

Commitments and Contingencies
Stockholders’ equity
Common stock	58,192	59,033
Retained earnings	126,119	131,725
Additional paid-in-capital	1,019	2,180
Accumulated other comprehensive income	447	1,914

Total stockholders’ equity	185,777	194,852

Total liabilities and stockholders’ equity	$302,714	$310,703

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 31, 2008 AND MAY 26, 2007-UNAUDITED

(In thousands)

	Six Months Ended
	May 31, 2008	May 26, 2007
Operating activities:
Net income (loss)	$126	$(6,607)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,949	4,779
Equity in undistributed income of investments and unconsolidated affiliated companies	(1,628)	(5,027)
Provision for restructuring, asset impairment charges and unusual gains, net	(958)	5,544
Impairment of retail real estate	352	—
Provision for lease exit costs	—	1,934
Income from investments	(1,007)	(1,496)
Provision for losses on trade accounts receivable	2,036	1,388
Deferred income taxes	(650)	(724)
Other, net	8	122
Changes in operating assets and liabilities
Accounts receivable	(7,307)	(7,853)
Inventories	5,209	7,002
Other current assets	68	(3,574)
Accounts payable and accrued liabilities	(11,019)	3,028

Net cash used in operating activities	(10,821)	(1,484)

Investing activities:
Purchases of property and equipment	(1,205)	(844)
Purchases of retail real estate	(497)	—
Proceeds from sales of property and equipment	2,184	1,069
Acquisition of Charleston stores	(216)	—
Proceeds from sales of investments	14,196	11,042
Purchases of investments	(2,872)	(6,987)
Dividends from an affiliate	2,811	2,811
Net cash received on licensee notes	512	699
Other, net	167	(48)

Net cash provided by investing activities	15,080	7,742

Financing activities:
Net borrowings under revolving credit facility	6,000	1,000
Repayments of long-term debt	—	(770)
Repayments of real estate notes payable	(381)	(334)
Issuance of common stock	85	348
Repurchases of common stock	(2,231)	(476)
Cash dividends	(4,990)	(4,730)

Net cash used in financing activities	(1,517)	(4,962)

Change in cash and cash equivalents	2,742	1,296
Cash and cash equivalents - beginning of period	3,538	6,051

Cash and cash equivalents - end of period	$6,280	$7,347

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2008

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

As part of our efforts to standardize wholesale pricing throughout the country, we began in July 2007 invoicing all of the store network and certain wholesale customers on a fully landed basis such that the invoice price includes the freight charge for delivery. This business change resulted in approximately $4,084 and $8,693, respectively, of additional reported revenue and selling, general and administrative expenses for the quarter and six months ended May 31, 2008.

Due to our fiscal calendar, our six month period ended May 31, 2008 consisted of 27 weeks as compared to 26 weeks for the six month period ended May 26, 2007. Our second quarter of 2008 and 2007 consisted of 13 weeks. Our 2008 fiscal year will consist of 53 weeks.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the quarter and six months ended May 31, 2008, are not necessarily indicative of results for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 24, 2007.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective rate to record our year-to-date income tax (provision) benefit. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.

6 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2008

(Dollars in thousands except share and per share data)

3. Inventories

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method. During the quarters and six months ended May 31, 2008 and May 26, 2007, we liquidated certain LIFO inventories which decreased cost of sales as follows:

	May 31, 2008	May 26, 2007
Quarter ended	$224	$1,067
Six months ended	237	1,917

Inventories were comprised of the following:

	May 31, 2008	November 24, 2007
Finished goods	$29,732	$36,102
Work in process	234	247
Raw materials and supplies	8,663	7,887
Retail merchandise	13,884	13,723

Total inventories at FIFO	52,513	57,959
LIFO adjustment	(7,172)	(7,409)

	$45,341	$50,550

4. Unconsolidated Affiliated Companies

The International Home Furnishings Center (“IHFC”) owns and leases out floor space in a showroom facility in High Point, North Carolina. We owned 46.9% of IHFC at May 31, 2008, and May 26, 2007, and accounted for the investment using the equity method since we do not maintain operating control of IHFC. Our investment reflects a credit balance of $12,629 and $12,244 at May 31, 2008, and November 24, 2007, respectively, which is reflected in the liabilities section in the accompanying consolidated balance sheets as “distributions in excess of affiliate earnings.” Based on current and expected future earnings of IHFC, we believe the market value of this investment is positive and substantially greater than its negative book value at May 31, 2008. This negative book value resulted from IHFC’s refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners. We recorded income and received dividends from IHFC as follows:

	Quarter ended		Six months ended
	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
Income recorded	$1,387	$1,659	$2,427	$2,986
Dividends received	—	—	2,811	—

Summarized unaudited income statement information for IHFC for its first six months of 2008 and 2007, respectively, is as follows:

	2008	2007
Revenue	$22,045	$22,763
Operating income	12,875	14,782
Net income	5,179	6,373

7 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2008

(Dollars in thousands except share and per share data)

In addition to our investment in IHFC, we have a 49% ownership interest in Zenith Freight Lines, LLC (“Zenith”) and we recorded the following loss in other income, net in our condensed consolidated statements of operations and retained earnings:

	Quarter ended		Six months ended
	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
Income (loss) in other income	$(114)	$67	$(342)	$(120)

During the quarter ended February 24, 2007, we also owned a 30% interest in BFD Northeast, LLC (“BFDNE”) and accounted for that investment using the equity method. On February 28, 2007, we entered into an agreement with BFDNE whereby we contributed our 30% interest to BFDNE in exchange for certain assets (primarily inventory and leasehold improvements) of BFDNE’s two stores in Boston, Massachusetts, and the assumption of BFDNE’s outstanding bank debt. As part of the transaction, we also restructured amounts BFDNE previously owed us. For the six months ended May 26, 2007, we recorded losses of $(595) in other income, net in our condensed consolidated statement of operations and retained earnings for our share of BFDNE’s net losses.

5. Real Estate Notes Payable and Other Long-Term Debt

Certain of our retail real estate properties have been financed through commercial mortgages which are payable over periods of four to twenty years and have interest rates ranging from 6.73% to 9.18%. These mortgages are collateralized by the respective properties with net book values totaling approximately $32,377 and $25,767 at May 31, 2008, and November 24, 2007, respectively. The current portion of these mortgages, $2,370 and $672 as of May 31, 2008, and November 24, 2007, respectively, has been included as a current liability in other accrued liabilities in the accompanying condensed consolidated balance sheets. The long-term portion, $21,757 and $18,850 as of May 31, 2008, and November 24, 2007, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets.

We amended our existing revolving credit facility in October 2007 by extending the agreement by two years and amending certain covenants. The credit facility provides for borrowings of up to $40,000 at a variable interest rate of LIBOR plus 1.5% (4.18% on May 31, 2008). The facility is secured by a pledge of certain marketable securities and substantially all of our receivables and inventories. Borrowings under the facility, which matures November 30, 2009, totaled $16,000 and $10,000 at May 31, 2008, and November 24, 2007, respectively. After coverage for letters of credit and certain loan guarantees, we had $13,584 available for borrowing under the facility at May 31, 2008. During the quarter ended May 31, 2008, we began discussions with our lender to amend certain covenants and increase the available amount due to general economic conditions and the previously announced special dividend and stock repurchase program. We expect to have an amended agreement by the end of the third quarter of 2008.

In the fourth quarter of 2007, we announced the acquisition of the operations of two stores in the Charleston, South Carolina area from a former licensee and that we had begun the process of acquiring the land and buildings for those stores. During the quarter ended March 1, 2008, we completed the acquisition of the land and buildings for $6,800. We funded the acquisition through additional real estate debt of approximately $5,000 and the use of preexisting accounts receivable from the former licensee.

8 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2008

(Dollars in thousands except share and per share data)

6. Comprehensive Income

For the quarters ended May 31, 2008, and May 26, 2007, total comprehensive income (loss) was $(566) and $(2,122), respectively. For the six months ended May 31, 2008, and May 26, 2007, total comprehensive income (loss) was $(1,341) and $(6,613), respectively. Changes in accumulated other comprehensive income for the quarters and six months ended May 31, 2008 and May 26, 2007 are as follows:

	Quarter ended		Six months ended
	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
Balance at beginning of period	$622	$3,016	$1,914	$3,320
Unrealized holding gains (losses), net of tax	(182)	296	(1,481)	(10)
Amortization associated with SERP Plan	7	2	14	4

Balance at end of period	$447	$3,314	$447	$3,314

7. Restructuring, Asset Impairment Charges and Unusual Gains, net

The results for the quarter and six months ended May 31, 2008 included three unusual pretax items consisting of $1,418 of legal and other expenses for the proxy contest with Costa Brava Partnership III L.P., a $1,342 gain associated with the sale of our airplane and a $384 impairment charge associated with the writeoff of leasehold improvements for a closed store.

During the first quarter of 2007, we made the decision to cease operations at our wood manufacturing facility in Bassett, Va. The closure of the 323,000 square foot facility was completed during June of 2007 and affected approximately 280 employees or 15 percent of the Company’s workforce. The Company has sourced the majority of the products previously produced at this facility from overseas suppliers, continued to produce certain custom bedroom products domestically and discontinued providing certain slower selling items. As a result of this decision, we recorded a $3,609 charge in the first quarter of 2007 to write down the value of the plant and equipment and a $960 charge in the second quarter of 2007 for severance benefits. As of May 31, 2008, we have disbursed substantially all of the severance benefits.

During the second quarter of 2007, we also reduced our leased showroom space in the International Home Furnishings Center by approximately 60% and recorded a $975 charge to writeoff the net book value of the corresponding capitalized tenant improvements.

8. Lease Exit Costs

As part of our expense reduction initiatives in 2007, we concluded that three of our leased store locations would no longer be used by us as retail furniture locations. Accordingly, we recorded a $1,934 pretax charge to recognize the fair value of the future obligations associated with the leases.

9. Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of licensee-owned stores. We had obligations of $98,986 and $96,393 at May 31, 2008 and November 24, 2007, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. As part of the expansion strategy for our store program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $12,343 and $12,672 at May 31, 2008, and November 24, 2007, respectively.

9 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2008

(Dollars in thousands except share and per share data)

We have also guaranteed loans of certain of our licensees to finance initial inventory packages for those stores. The total contingent liabilities with respect to these loan guarantees as of May 31, 2008, and November 24, 2007, were $7,336 and $9,056, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease and loan guarantees at May 31, 2008, and November 24, 2007, were $369 and $428, respectively, and are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.

10. Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for this plan was $11,879 and $12,034 as of May 31, 2008 and November 24, 2007, respectively, and is recorded as follows in the consolidated balance sheets:

	May 31, 2008	November 24, 2007
Other accrued liabilities	$984	$984
Post employment benefit obligations	10,895	11,050

Total pension liability	$11,879	$12,034

Components of net periodic pension costs are as follows:

	Quarter Ended		Six Months Ended
	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
Service cost	$13	$25	$26	$50
Interest cost	158	169	316	338
Amortization of transition obligation	11	11	22	22
Amortization of unrecognized actuarial loss	—	3	—	6

Net periodic pension cost	$182	$208	$364	$416

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $114 for the second quarters of 2008 and 2007 and $228 for the six months ended May 31, 2008 and May 26, 2007, respectively. Our liability under this plan was $3,394 and $3,443 as of May 31, 2008 and November 24, 2007, respectively, and is reflected in post employment benefit obligations.

10 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2008

(Dollars in thousands except share and per share data)

11. Earnings per share

The following reconciles basic and diluted earnings per share:

	Net Income (Loss)	Weighted Average Shares		Earnings (loss) per share
For the quarter ended May 31, 2008:
Net loss	$(391)	11,759,895		$(0.03)
Add effect of dilutive securities:
Options	—	—	*	—

Diluted earnings per share	$(391)	11,759,895		$(0.03)

For the quarter ended May 26, 2007:
Net loss	$(2,420)	11,816,968		$(0.20)
Add effect of dilutive securities:
Options	—	—	*	—

Diluted earnings per share	$(2,420)	11,816,968		$(0.20)

For the six months ended May 31, 2008:
Net income	$126	11,785,536		$0.01
Add effect of dilutive securities:
Options	—	265		—

Diluted loss per share	$126	11,785,801		$0.01

For the six months ended May 26, 2007:
Net loss	$(6,607)	11,814,476		$(0.56)
Add effect of dilutive securities:
Options	—	—	*	—

Diluted earnings per share	$(6,607)	11,814,476		$(0.56)

*	Due to the net loss, the potentially dilutive securities would have been antidilutive and are therefore excluded.

Options to purchase approximately 1,278,000 and 1,342,000 shares of common stock at May 31, 2008 and May 26, 2007, respectively, were excluded from the computation as their effect is antidilutive.

12. Income Taxes

Effective November 25, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, which provides a comprehensive model for the recognition, measurement, presentation, and disclosure in a company’s financial statements of uncertain tax positions taken, or expected to be taken, on a tax return. Under FIN 48, if an income tax position exceeds a more likely than not (i.e. greater than 50%) probability of success upon tax audit, based solely on the technical merits of the position, the company is to recognize an income tax benefit in its financial statements. The tax benefits recognized are to be measured based on

11 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2008

(Dollars in thousands except share and per share data)

the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is to be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48. Therefore, if it can be established that the only uncertainty is when an item is taken on a tax return, such positions have satisfied the recognition step for purposes of FIN 48 and uncertainty related to timing should be assessed as part of measurement. FIN 48 requires that a liability associated with an unrecognized tax benefit be classified as a long-term liability, except for the amount for which a cash payment is expected to be made within one year. Further, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with the respective jurisdictional tax laws.

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

As of the adoption date of FIN 48, we had unrecognized income tax benefits totaling $1,687, of which $902 would impact our effective income tax rate if recognized. We do not currently anticipate significant changes in such amounts over the next twelve months. As of the date of adoption, the total amount of accrued interest and penalties was $578. For the six months ended May 31, 2008, changes in accrued interest, penalties and unrecognized tax benefits as a result of tax positions taken in the current and prior years were not significant.

We remain subject to examination for tax years 2003 through 2006 for all of our major tax jurisdictions.

13. Fair Value Disclosures

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157” or “the Standard”). The Standard defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS 123R, Share Based Payment.)

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

We have $17,943 of marketable securities consisting of a combination of equity and fixed income securities with maturities that range from one to six years. We have the ability to liquidate these investments without restriction. We determine fair value for our marketable securities through quoted market prices. The adoption of SFAS No. 157 had no effect on the valuation of our marketable securities.

We also have $45,780 invested in the Bassett Industries Alternative Asset Fund LP (BIAAF) at May 31, 2008 which is recorded at fair value. We primarily determine the fair value of our investment in the BIAAF based on the net asset values which are determined by the investee fund, based on its underlying financial instruments as provided by the general partner. Investment balances by fund are presented below.

12 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2008

(Dollars in thousands except share and per share data)

	May 31, 2008	November 24, 2007
Styx Partners, L.P.	$14,221	$13,974
HBK Fund, L.P.	13,194	13,589
Drawbridge Special Opportunities Fund, L.P.	12,336	12,400
DB Zwirn Special Opportunities Fund, L.P.	5,252	5,735
Cash and Other	777	98
Contrarian Capital Trade Claims, L.P.	—	5,983

	$45,780	$51,779

We are entitled to affect partial withdrawals from our capital account at the end of any calendar quarter or calendar year subject to the withdrawal provisions and notice periods required by the underlying managers. These notice periods range from sixty-five days to six months and may be subject to lockup periods of up to one year. However, we have requested our general partner to attempt to liquidate all of our investments in the BIAAF to fund a special dividend, our increased share repurchase program and capital spending for our new prototype stores. Subsequent to May 31, 2008, we received substantially all of our investment in the Drawbridge Special Opportunities Fund, L.P. for the stated net asset value. We have been informed that due to the magnitude of other redemption requests on the DB Zwirn Special Opportunities Fund, L,P., it is likely that it will be two to three years before our investment is fully redeemed. During the second quarter of 2008, we were informed that due to the overall level of redemption requests we will only receive $3,600 from the HBK Fund, L.P. during July with our remaining investment in this fund to be redeemed over the next two years. We expect to receive the total stated net asset value for both the Zwirn and HBK investments. We currently expect to receive substantially all of the proceeds from our investment in Styx Partners, L.P. early in 2009. Due to these liquidation restrictions, we have determined that a discount to the stated net asset values is necessary to reflect the fair value as proscribed by SFAS No. 157. Consequently, we recorded an additional fair value adjustment of $239 in the second quarter, in addition to the $304 adjustment recorded in the first quarter, for a total fair value adjustment of $543 as of May 31, 2008. This adjustment decreases the value of our investment in BIAAF and has been recorded in other income, net.

The fair values of our marketable securities and our investment in the BIAAF based on the level of inputs are summarized below:

	May 31, 2008
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Marketable Securities	$17,943	—	—	$17,943
Investment in BIAAF	—	—	45,780	45,780

Total Assets	$17,943	—	$45,780	$63,723

13 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2008

(Dollars in thousands except share and per share data)

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use level three or significant unobservable inputs for the period of March 1, 2008 to May 31, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
Investment in BIAAF
Balance at November 24, 2007	$51,779
Total losses included in earnings related to changes in underlying net assets	(456)
Total losses included in earnings related to liquidity discount	(543)
Redemptions	(5,000)
Transfers in and/or out of Level 3	—

Balance May 31, 2008	$45,780

14. Segment Information

We have strategically aligned our business into three reportable segments: Wholesale, Retail and Investments/Real Estate. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (independently-owned stores and Company-owned retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses.

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

14 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2008

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Six Months Ended
	May 31, 2008	May 26, 2007	May 31, 2008	May 26, 2007
Net Sales
Wholesale	$61,991	$63,388	$131,299	$125,734
Retail	24,597	21,909	50,525	43,092
Inter-company elimination	(11,726)	(9,865)	(25,364)	(19,974)

Consolidated	$74,862	$75,432	$156,460	$148,852

Income (loss) from Operations
Wholesale	$670	$377	$3,553	$(783)
Retail	(2,354)	(2,749)	(4,411)	(5,125)
Inter-company elimination	159	260	(256)	283
Proxy defense costs	(1,418)	—	(1,418)	—
Restructuring, asset impairment charges and unusual gains, net	958	(1,935)	958	(5,544)
Lease exit costs	—	(1,934)	—	(1,934)

Consolidated	$(1,985)	$(5,981)	$(1,574)	$(13,103)

Depreciation and Amortization
Wholesale	$903	$1,317	$1,867	$2,736
Retail	576	534	1,218	975
Investments/real estate	434	600	864	1,068

Consolidated	$1,913	$2,451	$3,949	$4,779

Capital Expenditures
Wholesale	$320	$443	$457	$627
Retail	342	183	748	217
Investments/real estate	246	—	497	—

Consolidated	$908	$626	$1,702	$844

	As of May 31, 2008	As of November 24, 2007
Identifiable Assets
Wholesale	$150,248	$149,948
Retail	58,295	52,624
Investments/real estate	94,171	108,131

Consolidated	$302,714	$310,703

15 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 31, 2008

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

Bassett Furniture Industries Inc., based in Bassett, Va., is a leading retailer, manufacturer and marketer of branded home furnishings. Bassett’s products are sold primarily through Bassett Furniture Direct and Bassett stores, with secondary distribution through multi-line furniture stores, many with in-store Bassett Design Centers. Bassettbaby cribs and casegoods are sold through specialty stores and mass merchants.

Bassett Furniture Direct (“BFD” or “store”) was created in 1997 as a single source home furnishings retail store that provides a unique combination of stylish, well-made furniture and accessories with a high level of customer service. This service includes complimentary room planning, in-home design visits, fast delivery, and custom-order furniture. The retail store program had 127 stores in operation at the end of the second quarter of 2008, 31 of which we own and operate. During the remainder of 2008, we plan to remodel several corporate locations at varying levels of magnitude to incorporate the new store design which was unveiled late in fiscal 2007. We also expect that over the remainder of 2008 six to eight licensee stores will remodel to incorporate certain aspects of the new design. Although management will continue to work closely with its licensee stores to ensure the success of both the licensee and Bassett, the Company expects nine to ten underperforming stores to close during the remainder of 2008.

We define imported product as fully finished product that is sourced internationally. In the first half of 2008, 56% of our wholesale sales were of imported product compared to 46% in the first half of 2007. Our domestic product includes certain products that contain components which are also sourced internationally. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with importing certain product categories and major collections, provides the best combination of value and quality to our customers.

Overall conditions for our industry and our Company have been difficult throughout 2007 and the first half of 2008 with new housing starts down significantly, a deteriorating consumer credit environment and increasing costs tied to petroleum products. With that as a backdrop, we have continued to thoughtfully and prudently invest in the long-term health and future of our retail network. Although we believe the remainder of 2008 will continue to be difficult, we plan simultaneously to continue to adjust our overall cost structure and further evaluate the performance of our corporate and licensee stores while properly supporting our retail initiatives that are the foundation of the Company’s plans for the future.

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

Key marketing initiatives for Bassett during the first half of 2008 included the mailing of our spring 2008 catalog, development of the summer 2008 catalog and the production of a new series of television commercials that began airing in April. The catalog better defines and enhances Bassett’s brand image while explaining to our consumers our product and service capabilities. The new television advertisements present the Bassett brand as a choice for an enhanced lifestyle. In addition to the catalog and television advertisements, the Company has several other marketing and merchandising initiatives underway including product introductions centered around the Company’s core middle price point category and the development and circulation of our fall catalog.

For the remainder of 2008, our primary areas of focus are to improve store level retail performance and to reduce our wholesale cost structure. Amidst an extremely challenging retail environment, we must drive improvement in our retail segment’s results and we are squarely focused on selling more furniture in our Bassett stores. This enterprise-wide

16 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 31, 2008

(Dollars in thousands except share and per share data)

effort involves every aspect of our Company – merchandising, marketing, operations, recruiting, training and information technology. We have developed a financial plan aimed at reducing our retail losses to a breakeven level by 2010.

Results of Operations – Quarter and Six Months ended May 31, 2008 compared with the Quarter and Six Months ended May 26, 2007:

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating (loss) were as follows for the periods ended May 31, 2008 and May 26, 2007:

	Quarter Ended				Six Months Ended
	May 31, 2008		May 26, 2007		May 31, 2008		May 26, 2007
Net sales	$74,862	100.0%	$75,432	100.0%	$156,460	100.0%	$148,852	100.0%

Gross profit	29,518	39.4%	23,946	31.7%	62,144	39.7%	46,257	31.1%
SG&A	31,043	41.5%	26,058	34.5%	63,258	40.4%	51,882	34.9%
Unusual charges, net	460	0.6%	3,869	5.1%	460	0.3%	7,478	5.0%

Operating loss	$(1,985)	-2.7%	$(5,981)	-7.9%	$(1,574)	-1.0%	$(13,103)	-8.8%

On a consolidated basis, we reported net sales for the second quarter of 2008 of $74,862, a decrease of $570 or 1% from sales levels attained in the second quarter of 2007. The 2008 reported sales have been positively impacted by reported revenue of $4,084 due to a change in our business practices with respect to freight for the delivery of wholesale furniture to our retail stores. During July of 2007, we began invoicing these customers on a fully landed basis such that the dealer invoice price includes the freight charge for delivery. Sales for the six months ended May 31, 2008 were $156,460, an increase of $7,608 or 5%. The 2008 reported sales have been positively impacted by reported revenue of $8,693 due to the change noted above with respect to freight for the delivery of wholesale furniture to our retail stores. Due to our fiscal calendar, the six months ended May 31, 2008 included 27 weeks compared to 26 weeks for the six months ended May 26, 2007.

Segment Information

We have strategically aligned our business into three reportable segments: Wholesale, Retail and Investments/Real Estate. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of stores (independently-owned stores and Company-owned retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both corporate and licensee owned stores.

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

17 of 27

PART I-INANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 31, 2008

(Dollars in thousands except share and per share data)

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

	Quarter Ended				Six Months Ended
	May 31, 2008		May 26, 2007		May 31, 2008		May 26, 2007
Net sales	$61,991	100.0%	$63,388	100.0%	$131,299	100.0%	$125,734	100.0%

Gross profit	18,102	29.2%	14,229	22.4%	39,094	29.8%	27,544	21.9%
SG&A	17,432	28.1%	13,852	21.9%	35,541	27.1%	28,327	22.5%

Operating income (loss)	$670	1.1%	$377	0.6%	$3,553	2.7%	$(783)	-0.6%

Net sales for the wholesale segment were $61,991 for the second quarter of 2008 as compared to $63,388 for the second quarter of 2007, a decrease of 2%. The 2008 reported sales were positively impacted by reported revenue of $4,084 due to a change in the Company’s business practices as described above. Approximately 54% of wholesale shipments during the second quarter of 2008 were imported products as compared to 44% for the second quarter of 2007. Gross margins for the wholesale segment were 29.2% for the second quarter of 2008 as compared to 22.4% for the second quarter of 2007. Excluding the effects of the business practice change described above, gross margins for the second quarter of 2008 would have been 24.2%, a 1.8 percentage point increase over 2007. This increase is primarily due to an improved product mix associated with increased imported products which carry a higher margin and the significant wind down costs incurred in 2007 in connection with the closing of the Bassett plant.

Net sales for the wholesale segment were $131,299 for the six months ended May 31, 2008 as compared to $125,734 for the six months ended May 26, 2007, an increase of 4%. Due to our fiscal calendar, the six months ended May 31, 2008 included 27 weeks compared to 26 weeks for the six months ended May 26, 2007. The 2008 reported sales also have been positively impacted by reported revenue of $8,693 due to a change in the Company’s business practices as described above. Gross margins for the wholesale segment were 29.8% for the six months ended May 31, 2008 as compared to 21.9% for the six months ended May 26, 2007. Excluding the effects of the business practice change described above, gross margins for the second quarter of 2008 would have been 24.8%, a 2.9 percentage point increase over 2007. This increase is primarily due to an improved product mix associated with increased imported products which carry a higher margin and the significant wind down costs in 2007 associated with the closing of the Bassett plant.

Wholesale SG&A increased $3,580 during the second quarter of 2008 as compared to 2007 and $7,214 for the six months ended May 31, 2008 as compared to 2007. Excluding the effects of the invoicing change described above, wholesale SG&A decreased $504 to 23.1% of net sales for the quarter and $1,479 to 21.9% for the six month period. This decrease is primarily due to implemented cost reduction programs as we continue to aggressively challenge our wholesale cost structure, partially offset by increased bad debt expense.

Wholesale shipments by type:	Quarter Ended				Six Months Ended
	May 31, 2008		May 26, 2007		May 31, 2008		May 26, 2007
Wood	$33,242	53.6%	$34,599	54.6%	$70,245	53.5%	$69,960	55.6%
Upholstery	28,450	45.9%	28,203	44.5%	59,827	45.6%	54,667	43.5%
Other	299	0.5%	586	0.9%	1,227	0.9%	1,107	0.9%

Total	$61,991	100.0%	$63,388	100.0%	$131,299	100.0%	$125,734	100.0%

18 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 31, 2008

(Dollars in thousands except share and per share data)

Retail Segment – Company-Owned Retail Stores

	Quarter Ended				Six Months Ended
	May 31, 2008		May 26, 2007		May 31, 2008		May 26, 2007
Net sales	$24,597	100.0%	$21,909	100.0%	$50,525	100.0%	$43,092	100.0%

Gross profit	11,263	45.8%	9,457	43.2%	23,312	46.1%	18,429	42.8%
SG&A	13,617	55.4%	12,206	55.7%	27,723	54.9%	23,554	54.7%

Operating loss	$(2,354)	-9.6%	$(2,749)	-12.5%	$(4,411)	-8.7%	$(5,125)	-11.9%

Our 31 corporate stores continue to make progress despite difficult conditions at retail with sales of $24,597 in the second quarter of 2008 as compared to $21,909 in the second quarter of 2007. These sales increases have primarily resulted from the five additional Company-owned stores acquired during 2007 and a slight increase in comparable store sales (sales for stores open for longer than one year). Gross margins for the quarter increased 2.6 percentage points due to improved pricing and promotional strategies, partially offset by lower margins in the upstate New York market due to the closing of the Henrietta store during the second quarter. Our retail segment reduced total operating losses by $395, a 14% decrease. For our 25 comparable corporate stores, we reduced operating losses by approximately 27% in the second quarter of 2008 as compared to the second quarter of 2007. The Company believes that the combination of new product introductions, store prototype retrofits, better hiring and training of design consultants and continued improved marketing efforts will lead to further improvement in retail operating results.

Net sales for the six months ended May 31, 2008 were $50,525 as compared to $43,092 for the six months ended May 26, 2007. These sales increases have primarily resulted from the additional Company-owned stores and a slight increase in comparable store sales (sales for stores open for longer than one year). Due to our fiscal calendar, the six months ended May 31, 2008 included 27 weeks compared to 26 weeks for the six months ended May 26, 2007. Gross margins for the 2008 period increased 3.3 percentage points due to improved pricing and promotional strategies, partially offset by lower margins in the upstate New York market due to the closing of the Henrietta store during the second quarter of 2008. Our retail segment reduced total operating losses by $714, a 14% decrease. For our 25 comparable corporate stores, we reduced operating losses by approximately 34% in the first six months of 2008 as compared to the first six months of 2007.

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

Other Items Affecting Net Income

The results for the quarter and six months ended May 31, 2008 included three unusual pretax items consisting of $1,418 of legal and other expenses for the proxy contest with Costa Brava Partnership III L.P., a $1,342 gain associated with the sale of our airplane and a $384 impairment charge associated with the writeoff of leasehold improvements for a closed store. The loss for the quarter ended May 26, 2007 included unusual pretax charges of $1,934 associated with lease exit costs for certain closed stores, $975 associated with the writeoff of tenant improvements from the downsizing of our showroom space and $960 associated with severance from the closure of the Bassett plant. In addition, the six months ended May 26, 2007 included a $3,609 pretax charge recorded in the first quarter of 2007 for the writedown of the plant and equipment for the closing of the Bassett plant.

Other income for the quarter and six months ended May 31, 2008 was $97 and $284 as compared to $2,782 and $3,692 for the quarter and six months ended May 26, 2007, respectively. These decreases were primarily due to market losses from our Alternative Asset Fund of approximately 1% in 2008 as compared to income of approximately 5% in 2007.

19 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 31, 2008

(Dollars in thousands except share and per share data)

The effective income tax rate was 79% and 24% in the second quarter of 2008 and 2007, respectively. The effective income tax rate was 110% and 30% for the six month periods of 2008 and 2007. The effective tax rate for the second quarter has been impacted by lower projected pretax income as compared to projections as of the end of the first quarter combined with the effect of certain income exclusions, primarily dividends received from our investment in IHFC. The effective tax rates for 2007 were impacted by the $5,544 restructuring and asset impairment charges and the $1,934 lease exit costs which were taxed at a 39% effective rate.

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

As of the adoption date of FIN 48, we had unrecognized income tax benefits totaling $1,687, of which $902 would impact our effective income tax rate if recognized. We do not currently anticipate significant changes in such amounts over the next twelve months. As of the date of adoption, the total amount of accrued interest and penalties was $578. For the six months ended May 31, 2008, changes in accrued interest, penalties and unrecognized tax benefits as a result of tax positions taken in the current and prior years were not significant.

As of November 25, 2007, we remained subject to examination for tax years 2003 through 2006 for all of our major tax jurisdictions.

Liquidity and Capital Resources

Our May 31, 2008 balance sheet, with $13,584 available on our revolving line of credit coupled with a sizeable investment portfolio, continues to bolster our retail growth strategy. This strategy includes capital expenditures for Company-owned stores and entering into operating leases and lease and loan guarantees for our licensees. Capital spending for retail real estate is expected to be approximately $4,000 in 2008 largely for store build-outs related to our new prototype. We also expect to increase our capital expenditures for retail real estate and store build-outs to $6,000 to $7,000 in 2009 and $10,000 to $11,000 in 2010. We currently anticipate that manufacturing capital spending for fiscal 2008 will approximate $1,800, primarily for machinery and equipment and information technology related to our initiative to develop e-commerce capabilities in 2008. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the new prototype stores, our rate of growth, our operating results and any other adjustments in our operating plan needed in response to competition, acquisition opportunities or unexpected events. We believe that our existing cash and investment portfolio that remains after the orderly liquidation of the

20 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 31, 2008

(Dollars in thousands except share and per share data)

Alternative Asset Fund (as discussed below), and our borrowing capacity, together with cash provided by operations, will be more than sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of licensee-owned stores. We had obligations of $98,986 and $96,393 at May 31, 2008 and November 24, 2007, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $12,343 and $12,672 at May 31, 2008, and November 24, 2007, respectively. We have also guaranteed loans of certain of our licensees to finance initial inventory packages for those stores. The total contingent liabilities with respect to these loan guarantees as of May 31, 2008, and November 24, 2007, were $7,336 and $9,056, respectively.

Our cash requirements for the first six months of 2008 were funded through $11,324 of net investment sales, $2,811 in dividends from our investment in the International Home Furnishings Center and $6,000 in additional borrowings on the revolving credit facility. Net accounts receivable increased $4,318 during the six months ended May 31, 2008, due primarily to the slower pace of collections from certain store licensees related primarily to the overall retail environment. We continually assess our level of bad debt reserves and recorded $2,036 in provision for losses on accounts receivable in 2008. Although we believe we have adequate reserves for bad debts, we will continue to work with our dealers to help limit bad debt exposure. We expect nine to ten underperforming stores to close during the remainder of 2008.

We used $10,821 of cash in operating activities during the six months ended May 31, 2008 primarily due to the continued difficult environment at retail as well as increased cash requirements to fund the January new product rollout. Representing one of the most extensive redesigns and rollouts in our recent history, the new product has been well-received at retail and should help to fuel future sales growth. Due to the lead time to source the majority of the new product, inventory and accounts payable balances were unusually high at the end of fiscal 2007. Our inventory levels peaked in January and began returning to more normalized levels during February. We believe that the inventory levels as of May 31, 2008 represent a sustainable and more normalized level. Our accounts payable balance was reduced by $7,871 during the 27 week period and has returned to a more normalized level. We also funded $4,990 in dividends and repurchased $2,231 of common stock under the previously announced $20,000 share repurchase plan. In the fourth quarter of 2007, we announced the acquisition of the operations of two stores in the Charleston, South Carolina area from a former licensee and that we had begun the process of acquiring the land and building of those stores. During the quarter ended March 1, 2008, we completed the acquisition of the land and building for $6,800. We funded the acquisition through additional real estate debt of approximately $5,000 and the use of preexisting accounts receivable from the former licensee.

Subsequent to May 31, 2008, we announced that our Board of Directors had approved the first installment of $0.75 per share to be paid as part of the $1.25 special dividend announced in April. Accordingly, $0.75 per share will be paid to shareholders of record as of July 16, 2008 with a payment date of August 1, 2008. We also received $12,000 in June from the liquidation of part of the Alternative Asset Fund that will be used in part to fund the special dividend and additional repurchases of common stock. The second installment of $0.50 per share is expected to be paid in October 2008 as further proceeds from liquidating additional portions of our investment portfolio are received.

During the quarter ended May 31, 2007, we began discussions with our lender to amend certain covenants and increase the available amount under our revolving credit facility due to general economic conditions and the previously announced special dividend and stock repurchase program. We expect to have an amended agreement by the end of the third quarter of 2008.

21 of 27

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 31, 2008

(Dollars in thousands except share and per share data)

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended November 24, 2007, except as follows:

Income Taxes – We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”, on November 25, 2007. We account for our uncertain tax positions in accordance with this standard. The federal, state, and local income tax laws and regulations to which we are subject are voluminous, inherently complex and are often ambiguous. We are required to make many subjective judgments and assumptions regarding our income tax exposures. Interpretations of these income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our consolidated balance sheets and statements of operations.

Investments – Investments in our Alternative Asset Fund and our marketable securities portfolio are recorded at their fair value. We account for the Alternative Asset Fund by marking it to market value each month based primarily on the net asset values provided by the general partner. We provide discounts on those values based on the redemption restrictions of the respective fund and record changes in the discount as a component of earnings. Such discounts are highly subjective and are likely to result in actual redemption amounts that differ from those presented in the balance sheet. Unrealized holding gains and losses, net of the related income tax effect, on our marketable securities portfolio are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from our marketable securities portfolio are included in income and are determined using the specific identification method for ascertaining the cost of securities sold.

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

22 of 27

PART II-OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 31, 2008

Item 3.	Quantitative and Qualitative Disclosure About Market Risk:

We are exposed to market risk for changes in market prices of our various types of investments. Our investments include marketable securities and an investment partnership (Alternative Asset Fund). Our marketable securities portfolio, which totaled $17,943, at May 31, 2008, is diversified among eight different money managers and sixteen different medium to large capitalization equity interests. Although there are no maturity dates for our equity investments, we will liquidate these holdings as necessary to fund operations or other growth strategies. Maturity dates on other investments in the portfolio range from one to six years. As part of our current debt facility, we have pledged $15 million of these securities as collateral.

The Bassett Industries Alternative Asset Fund L.P was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of the Alternative Asset Fund. We and the General Partner are currently the only two partners. The objective of the Alternative Asset Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. Our investment in the Alternative Asset Fund, which totaled $45,780 at May 31, 2008, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to the Company is limited to the amount of the Alternative Asset Fund investment in each of the funds. We believe that at May 31, 2008 the Alternative Asset Fund did not hold any investments that have a material exposure, individually or in aggregate, to residential subprime loans either directly or through structured finance entities, such as collateralized debt obligations.

We are entitled to affect partial withdrawals from our capital account at the end of any calendar quarter or calendar year subject to the withdrawal provisions and notice periods required by the underlying managers. These notice periods range from sixty-five days to six months and may be subject to lockup periods of up to one year. However, we have requested our general partner to attempt to liquidate all of our investments in the BIAAF to fund a special dividend, our increased share repurchase program and capital spending for our new prototype stores. Subsequent to May 31, 2008, we received substantially all of our investment in the Drawbridge Special Opportunities Fund, L.P. for the stated net asset value. We have been informed that due to the magnitude of other redemption requests on the DB Zwirn Special Opportunities Fund, L,P., it is likely that it will be two to three years before our investment is fully redeemed. During the second quarter of 2008, we were informed that due to the overall level of redemption requests we will only receive $3,600 from the HBK Fund, L.P. during July, with our remaining investment in this fund to be redeemed over the next two years. We expect to receive the total stated net asset value for both the Zwirn and HBK investments. We currently expect to receive substantially all of the proceeds from our investment in Styx Partners, L.P. early in 2009.

23 of 27

PART II-OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 31, 2008

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

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements are listed in our Annual Report on Form 10-K for fiscal 2007 and include:

•	competitive conditions in the home furnishings industry

•	general economic conditions

•	overall retail traffic levels and consumer demand for home furnishings

•	Bassett store openings

•	Store closings and the profitability of the stores (independent licensees and Company-owned retail stores)

•	ability to implement our Company-owned retail strategies and realize the benefits from such strategies as they are implemented

•	fluctuations in the cost and availability of raw materials, labor and sourced products (including fabrics from troubled suppliers)

•	results of marketing and advertising campaigns

•	information and technology advances

•	ability to execute new global sourcing strategies

•	performance of our marketable securities portfolio and our investment in BIAAF

•	delays or difficulties in converting some of our non-operating assets to cash

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•	continued profitability of our unconsolidated affiliated companies, particularly IHFC

24 of 27

PART II-OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 31, 2008

Item 1.	Legal Proceedings:

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

	Total Number of Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 2, 2008 - April 5, 2008	—	n/a	—	$27,776
April 6, 2008 - May 3, 2008	117,800	$11.90	117,800	$26,375
May 4, 2008 - May 31, 2008	69,000	$12.05	69,000	$25,544

(1)	The Company’s Board of Directors has authorized the repurchase of up to $60,000 in Company stock. This repurchase plan was initially announced on June 23, 1998. On March 17, 2008, the Board of Directors increased the repurchase plan by $20,000.

Item 4.	Submission of Matters to a Vote of Security Holders:

The stockholders were asked to vote on two proposals at the Annual Meeting of Stockholders held on April 15, 2008: (1) election of eight directors and (2) ratification of the selection of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ended November 29, 2008.

The results of the votes by the stockholders were as follows:

(1) Election of Directors

	Voted For	Withheld
Peter W. Brown, M.D.	7,924,207	104,340
Paul Fulton	7,894,959	133,588
Howard H. Haworth	7,923,459	105,088
George W. Henderson, III	7,924,107	104,440
Kristina Herbig	7,915,601	112,946
Dale C. Pond	7,924,207	104,340
Robert H. Spilman, Jr.	7,924,103	104,444
William C. Wampler, Jr.	7,923,607	104,940
William C. Warden, Jr.	7,923,707	104,840

(2) Ratification of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ended November 29, 2008: Voted for – 7,969,586; against – 52,268; abstained and broker non-votes- 6,693.

25 of 27

PART II-OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 31, 2008

Item 6.	Exhibits:

a.	Exhibits:

Exhibit 3a – Articles of Incorporation as amended are incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended February 28, 1994.

Exhibit 3b – By-laws as amended are incorporated herein by reference to Exhibit 3 to Form 8-K filed on December 21, 2004.

Exhibit 10 – Agreement dated April 10, 2008 among the Registrant, Costa Brava Partnership III, L.P., and certain persons affiliated with Costa Brava Partnership III, L.P., incorporated herein by reference to Form 8-K filed on April 16, 2008.

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

July 10, 2008

/s/ Barry C. Safrit
Barry C. Safrit, Senior Vice President and Chief Financial Officer

July 10, 2008

27 of 27