Form 10-Q
period 2008-08-30
BASSETT FURNITURE INDUSTRIES INC
filed 2008-10-09
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.)

Large Accelerated Filer  ☐    Accelerated Filer  ☒     Non-accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At August 30, 2008, 11,521,282 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM		PAGE

	PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of August 30, 2008 (unaudited) and November 24, 2007 and for the quarters and nine months ended August 30, 2008 (unaudited) and August 25, 2007 (unaudited)

	Condensed Consolidated Statements of Operations and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

3.	Quantitative and Qualitative Disclosures About Market Risk	25

4.	Controls and Procedures	26

	PART II - OTHER INFORMATION

2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

4.	Submission of Matters to a Vote of Security Holders	28

6.	Exhibits	29

2 of 34

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED AUGUST 30, 2008 AND AUGUST 25, 2007 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Nine Months Ended
	August 30, 2008	August 25, 2007	August 30, 2008	August 25, 2007
Net sales	$70,159	$70,497	$226,620	$219,349
Cost of sales	42,105	45,847	136,421	148,442

Gross profit	28,054	24,650	90,199	70,907

Selling, general and administrative	32,247	27,123	95,509	79,005
Proxy defense costs	—	—	1,418	—
Restructuring, asset impairment charges and unusual gains, net	240	—	(718)	5,544
Lease exit costs	640	—	640	1,934

Loss from operations	(5,073)	(2,473)	(6,650)	(15,576)

Other, net	(745)	785	(460)	4,477

Loss before income taxes	(5,818)	(1,688)	(7,110)	(11,099)

Income tax benefit	3,166	2,364	4,582	5,168

Net income (loss)	$(2,652)	$676	$(2,528)	$(5,931)

Retained earnings-beginning of period	126,119	140,201	131,725	151,535
Change in Accounting Principle—Adoption of FIN 48 (See Note 12)	—	—	(746)	—
Cash dividends
Regular Dividend	(2,597)	(2,362)	(7,581)	(7,088)
Special Dividend	(8,734)	—	(8,734)	—

Retained earnings-end of period	$112,136	$138,515	$112,136	$138,515

Basic earnings (loss) per share	$(0.23)	$0.06	$(0.22)	$(0.50)

Diluted earnings (loss) per share	$(0.23)	$0.06	$(0.22)	$(0.50)

Dividends per share
Regular	$0.225	$0.20	$0.625	$0.60

Special	$0.75	$—	$0.75	$—

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 34

PART I–FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 30, 2008 AND NOVEMBER 24, 2007

(In thousands)

	(Unaudited) August 30, 2008	November 24, 2007
Assets
Current assets
Cash and cash equivalents	$5,572	$3,538
Accounts receivable, net	41,036	38,612
Inventories	42,114	50,550
Deferred income taxes	7,831	6,001
Other current assets	11,998	12,421

Total current assets	108,551	111,122

Property and equipment
Cost	155,158	153,995
Less accumulated depreciation	98,247	100,770

Property and equipment, net	56,911	53,225

Investments	45,430	76,924
Retail real estate, net	30,008	31,207
Notes receivable, net	14,853	14,128
Deferred income taxes	14,868	9,902
Other	12,057	14,195

	117,216	146,356

Total assets	$282,678	$310,703

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,325	$26,104
Accrued compensation and benefits	4,076	5,611
Customer deposits	7,455	8,894
Dividends payable	2,597	2,363
Other accrued liabilities	13,334	13,622

Total current liabilities	45,787	56,594

Long-term liabilities
Post employment benefit obligations	14,188	14,493
Long-term revolving debt	12,000	10,000
Real estate notes payable	21,553	18,850
Distributions in excess of affiliate earnings	14,439	12,244
Other long-term liabilities	5,012	3,670

	67,192	59,257

Commitments and Contingencies

Stockholders’ equity
Common stock	57,606	59,033
Retained earnings	112,136	131,725
Additional paid-in-capital	326	2,180
Accumulated other comprehensive income (loss)	(369)	1,914

Total stockholders’ equity	169,699	194,852

Total liabilities and stockholders’ equity	$282,678	$310,703

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 34

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 30, 2008 AND AUGUST 25, 2007 – UNAUDITED

(In thousands)

	Nine Months Ended
	August 30, 2008	August 25, 2007
Operating activities:
Net loss	$(2,528)	$(5,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,732	6,864
Equity in undistributed income of investments and unconsolidated affiliated companies	(2,450)	(6,358)
Provision for restructuring, asset impairment charges and unusual gains, net	(718)	5,544
Provision for corporate retail lease exit costs	640	1,934
Realized income from investments	(980)	(2,393)
Impairment of licensed retail real estate	499	—
Provision for losses on trade accounts receivable	6,059	2,205
Deferred income taxes	(3,478)	(3,693)
Other, net	137	115
Changes in operating assets and liabilities
Accounts receivable	(9,789)	(9,660)
Inventories	8,436	5,465
Other current assets	(1,411)	(3,283)
Accounts payable and accrued liabilities	(12,816)	2,487

Net cash used in operating activities	(12,667)	(6,704)

Investing activities:
Purchases of property and equipment	(3,006)	(2,842)
Purchases of retail real estate	(630)	(40)
Proceeds from sales of property and equipment	2,205	3,111
Acquisition of Charleston stores, net	(216)	—
Proceeds from sales of investments	31,829	13,134
Purchases of investments	(4,212)	(8,590)
Dividends from an affiliate	6,091	6,091
Net cash received on licensee notes	790	920
Other, net	26	(322)

Net cash provided by investing activities	32,877	11,462

Financing activities:
Net borrowings under revolving credit facility	2,000	2,000
Repayments of long-term debt	—	(770)
Repayments of real estate notes payable	(590)	(500)
Issuance of common stock	123	385
Repurchases of common stock	(3,622)	(476)
Cash dividends	(16,087)	(7,088)

Net cash used in financing activities	(18,176)	(6,449)

Change in cash and cash equivalents	2,034	(1,691)
Cash and cash equivalents - beginning of period	3,538	6,051

Cash and cash equivalents - end of period	$5,572	$4,360

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 30, 2008

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

As part of our efforts to standardize wholesale pricing throughout the country, in July 2007 we began invoicing all of the store network and certain wholesale customers on a fully landed basis such that the invoice price includes the freight charge for delivery. This business change resulted in $3,970 and $12,663, respectively, of additional reported revenue and selling, general and administrative expenses for the quarter and nine months ended August 30, 2008 and $1,020 of such revenues and expenses for the quarter and nine months ended August 25, 2007.

Due to our fiscal calendar, our nine month period ended August 30, 2008 consisted of 40 weeks as compared to 39 weeks for the nine month period ended August 25, 2007. Our third quarter of 2008 and 2007 consisted of 13 weeks. Our 2008 fiscal year will consist of 53 weeks.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the quarter and nine months ended August 30, 2008, are not necessarily indicative of results for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 24, 2007.

6 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 30, 2008

(Dollars in thousands except share and per share data)

3. Inventories

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method. During the quarter and nine months ended August 25, 2007, we liquidated certain LIFO inventories which decreased cost of sales $1,017 and $2,934, respectively.

Inventories were comprised of the following:

	August 30, 2008	November 24, 2007
Finished goods	$26,595	$36,102
Work in process	241	247
Raw materials and supplies	8,075	7,887
Retail merchandise	14,562	13,723

Total inventories at FIFO	49,473	57,959
LIFO adjustment	(7,359)	(7,409)

	$42,114	$50,550

4. Unconsolidated Affiliated Companies

The International Home Furnishings Center (“IHFC”) owns and leases out floor space in a showroom facility in High Point, North Carolina. We owned 46.9% of IHFC at August 30, 2008, and August 25, 2007, and accounted for the investment using the equity method since we do not maintain operating control of IHFC. Our investment reflects a credit balance of $14,439 and $12,244 at August 30, 2008, and November 24, 2007, respectively, which is reflected in the liabilities section in the accompanying consolidated balance sheets as “distributions in excess of affiliate earnings.” Based on current and expected future earnings of IHFC, we believe the market value of this investment is positive and substantially greater than its negative book value at August 30, 2008. This negative book value resulted from IHFC’s refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners. We recorded income and received dividends from IHFC as follows:

	Quarter ended		Nine months ended
	August 30, 2008	August 25, 2007	August 30, 2008	August 25, 2007
Income recorded	$1,470	$1,404	$3,896	$4,390
Dividends received	3,280	3,280	6,091	6,091

Summarized unaudited income statement information for IHFC for its first nine months of 2008 and 2007, respectively, is as follows:

	2008	2007
Revenue	$32,505	$33,082
Operating income	17,732	19,350
Net income	8,316	9,371

In addition to our investment in IHFC, we have a 49% ownership interest in Zenith Freight Lines, LLC (“Zenith”) and we recorded the following loss in other, net in our condensed consolidated statements of operations and retained earnings:

	Quarter ended		Nine months ended
	August 30, 2008	August 25, 2007	August 30, 2008	August 25, 2007
Loss in other income	$(9)	$(203)	$(351)	$(323)

7 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 30, 2008

(Dollars in thousands except share and per share data)

At the beginning of fiscal 2007, we also owned a 30% interest in BFD Northeast, LLC (“BFDNE”) and accounted for that investment using the equity method. On February 28, 2007, we entered into an agreement with BFDNE whereby we contributed our 30% interest to BFDNE in exchange for certain assets (primarily inventory and leasehold improvements) of BFDNE’s two stores in Boston, Massachusetts, and the assumption of BFDNE’s outstanding bank debt. As part of the transaction, we also restructured amounts BFDNE previously owed us. For the nine months ended August 25, 2007, we recorded losses of $(595) in other, net in our condensed consolidated statement of operations and retained earnings for our share of BFDNE’s net losses.

5. Real Estate Notes Payable and Other Long-Term Debt

Certain of our retail real estate properties have been financed through commercial mortgages which are payable over periods of four to twenty years and have interest rates ranging from 6.73% to 9.18%. These mortgages are collateralized by the respective properties with net book values totaling approximately $32,309 and $25,767 at August 30, 2008, and November 24, 2007, respectively. The current portion of these mortgages, $2,355 and $672 as of August 30, 2008, and November 24, 2007, respectively, has been included as a current liability in other accrued liabilities in the accompanying condensed consolidated balance sheets. The long-term portion, $21,553 and $18,850 as of August 30, 2008 and November 24, 2007, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets.

We amended our existing revolving credit facility in August 2008 by extending the maturity date an additional two years and amending certain covenants. The credit facility, as amended, provides for borrowings of up to $45,000 at a variable interest rate of LIBOR plus 1.75% (4.24% on August 30, 2008). The facility is secured by a pledge of certain of our marketable securities (see also Note 13) and substantially all of our receivables and inventories. Borrowings under the facility, which matures November 30, 2010, totaled $12,000 and $10,000 at August 30, 2008, and November 24, 2007, respectively. After coverage for letters of credit and certain loan guarantees, we had $22,706 available for borrowing under the facility at August 30, 2008. To the extent the value of the marketable securities falls below $16 million, our Borrowing Base, as defined, is decreased by 125% of the difference between $16 million and the actual value of those securities.

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

8 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 30, 2008

(Dollars in thousands except share and per share data)

6. Comprehensive Income

For the quarters ended August 30, 2008, and August 25, 2007, total comprehensive loss was $(3,468) and $(215), respectively. For the nine months ended August 30, 2008, and August 25, 2007, total comprehensive loss was $(4,811) and $(6,828) respectively. Changes in accumulated other comprehensive income for the quarters and nine months ended August 30, 2008 and August 25, 2007 are as follows:

	Quarter ended		Nine months ended
	August 30, 2008	August 25, 2007	August 30, 2008	August 25, 2007
Balance at beginning of period	$447	$3,314	$1,914	$3,320
Change in unrealized holding gains, net of tax	(822)	(893)	(2,303)	(902)
Amortization of minimum pension liability	6	2	20	5

Balance at end of period	$(369)	$2,423	$(369)	$2,423

7. Restructuring, Asset Impairment Charges and Unusual Gains, net

The results for the nine months ended August 30, 2008 included three unusual pretax items consisting of $1,418 of legal and other expenses for the proxy contest with Costa Brava Partnership III L.P., a $1,342 gain associated with the sale of our airplane and a $624 impairment charge associated with the writeoff of leasehold improvements for a closed store of which $240 was recorded in the third quarter.

During the first quarter of 2007, we made the decision to cease operations at our wood manufacturing facility in Bassett, Virginia. The closure of the 323,000 square foot facility was completed during June of 2007 and affected approximately 280 employees or 15 percent of the Company’s workforce. The Company has sourced the majority of the products previously produced at this facility from overseas suppliers, continued to produce certain custom bedroom products domestically and discontinued providing certain slower selling items. As a result of this decision, we recorded a $3,609 charge in the first quarter of 2007 to write down the value of the plant and equipment and a $960 charge in the second quarter of 2007 for severance benefits. As of August 30, 2008, we have disbursed substantially all of the severance benefits.

During the second quarter of 2007, we also reduced our leased showroom space in the International Home Furnishings Center by approximately 60% and recorded a $975 charge to writeoff the net book value of the corresponding capitalized tenant improvements.

The following table summarizes these charges as follows:

	13 Weeks Ended August 30, 2008	13 Weeks Ended August 25, 2007	40 Weeks Ended August 30, 2008	39 Weeks Ended August 25, 2007
Proxy defense costs	$—	$—	$1,418	$—

Restructuring, asset impairment charges and unusual gains, net
Gain on sale of airplane	$—	$—	$(1,342)	$—
Write off of leasehold improvements	240	—	624	975
Asset impairment charge associated with Bassett plant closure	—	—	—	3,609
Severance	—	—	—	960

	$240	$—	$(718)	$5,544

9 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 30, 2008

(Dollars in thousands except share and per share data)

8. Lease Exit Costs and Licensee Real Estate Impairment

During the third quarter of 2008, we closed one of our leased corporate retail store locations and recorded a $640 pretax charge to recognize the fair value of the future lease obligations. In the first half of 2007, we recorded a $1,934 pretax charge to recognize the fair value of the future obligations associated with the leases on three closed corporate retail stores.

During 2008, a licensee closed a store, which operated under a sublease agreement with us, where we were the primary lease obligor to the landlord. Consequently, we recorded a $129 charge in other, net in our statement of operations to recognize the fair value of the future obligations associated with the lease. We also recorded a $499 impairment charge in other, net to writedown the previously capitalized tenant improvements associated with this store.

9. Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of licensee-owned stores. We had obligations of $95,577 and $96,393 at August 30, 2008 and November 24, 2007, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. As part of the store program strategy, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $11,936 and $12,672 at August 30, 2008, and November 24, 2007, respectively.

We have also guaranteed loans of certain of our licensees to finance initial inventory packages for those stores. The total contingent liabilities with respect to these loan guarantees as of August 30, 2008, and November 24, 2007, were $7,213 and $9,056, respectively, and range from one to ten years.

In the event of default by an independent dealer under the guaranteed lease or loan, our costs may be mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease and loan guarantees at August 30, 2008, and November 24, 2007, were $298 and $428, respectively, and are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.

10 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 30, 2008

(Dollars in thousands except share and per share data)

10. Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for this plan was $11,801 and $12,034 as of August 30, 2008 and November 24, 2007, respectively, and is recorded as follows in the consolidated balance sheets:

	August 30, 2008	November 24, 2007
Other accrued liabilities	$984	$984
Post employment benefit obligations	10,817	11,050

Total pension liability	$11,801	$12,034

Components of net periodic pension costs are as follows:

	Quarter Ended		Nine Months Ended
	August 30, 2008	August 25, 2007	August 30, 2008	August 25, 2007
Service cost	$13	$25	$41	$75
Interest cost	158	169	474	507
Amortization of transition obligation	11	11	32	33
Amortization of unrecognized actuarial loss	—	3	—	9

Net periodic pension cost	$182	$208	$547	$624

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $114 and $113 for the third quarter of 2008 and 2007 and $342 and $338 for the nine months ended August 30, 2008 and August 25, 2007, respectively. Our liability under this plan was $3,371 and $3,443 as of August 30, 2008 and November 24, 2007, respectively, and is reflected in post employment benefit obligations.

11 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 30, 2008

(Dollars in thousands except share and per share data)

11. Earnings per share

The following reconciles basic and diluted earnings per share:

	Net Income (Loss)	Weighted Average Shares		Earnings (loss) per share
For the quarter ended August 30, 2008:
Net loss	$(2,652)	11,601,118		$(0.23)
Add effect of dilutive securities:
Options	—	—	*	—

Diluted earnings per share	$(2,652)	11,601,118		$(0.23)

For the quarter ended August 25, 2007:
Net income	$676	11,805,138		$0.06
Add effect of dilutive securities:
Options	—	2,439		—

Diluted earnings per share	$676	11,807,577		$0.06

For the nine months ended August 30, 2008:
Net loss	$(2,528)	11,725,600		$(0.22)
Add effect of dilutive securities:
Options	—	—	*	—

Diluted loss per share	$(2,528)	11,725,600		$(0.22)

For the nine months ended August 25, 2007:
Net loss	$(5,931)	11,811,352		$(0.50)
Add effect of dilutive securities:
Options	—	—	*	—

Diluted earnings per share	$(5,931)	11,811,352		$(0.50)

*	Due to the net loss, the potentially dilutive securities would have been antidilutive and are therefore excluded.

Options to purchase approximately 1,273,000 and 1,342,000 shares of common stock at August 30, 2008 and August 25, 2007, respectively, were excluded from the computation as their effect is antidilutive.

12. Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective rate to record our year-to-date income tax benefit. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.

The effective income tax rate was 54% and 140% in the third quarter of 2008 and 2007, respectively. The effective income tax rate was 64% and 47% for the nine month periods of 2008 and 2007, respectively. The effective tax rate for the third quarter has been impacted by changes in projected pretax loss as compared to projections as of the end of the second quarter combined with the effect of certain income exclusions, primarily dividends received from our investment in IHFC. The effective tax rates for 2007 were impacted by the $5,544 restructuring and asset impairment charges and the $1,934 lease exit costs which were taxed at a 39% effective rate.

12 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 30, 2008

(Dollars in thousands except share and per share data)

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

As of the adoption date of FIN 48, we had unrecognized income tax benefits totaling $1,687, of which $902 would impact our effective income tax rate if recognized. During the quarter ended August 30, 2008, we recognized $122 of previously unrecognized tax benefits due to lapsing of certain state and federal statute of limitations. We currently have $780 of unrecognized tax benefits that would impact our effective tax rate if recognized. We do not currently anticipate significant changes in such amounts over the next twelve months. As of the date of adoption, the total amount of accrued interest and penalties was $578. During the quarter ended August 30, 2008, we reversed $261 of previously accrued interest and penalties due to lapsing of certain state and federal statutes of limitations. For the nine months ended August 30, 2008, additional charges for accrued interest and penalties were not significant.

We remain subject to examination for tax years 2004 through 2006 for all of our major tax jurisdictions.

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

13 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 30, 2008

(Dollars in thousands except share and per share data)

The standard is effective for fiscal years beginning after November 15, 2007. Effective November 25, 2007, we adopted the provisions of SFAS 157.

We have $16,389 of marketable securities consisting of a combination of equity and fixed income securities with maturities that range from one to six years. Although we have the ability to buy and sell the individual marketable securities, we are required to maintain a certain dollar amount in those brokerage accounts subject to the Securities Account Control Agreement as part of the revolving credit facility (see also Note 5).

We determine the fair value of our marketable securities based on quoted market prices. The adoption of SFAS 157 had no effect on the valuation of our marketable securities.

We also have $29,041 invested in the Bassett Industries Alternative Asset Fund LP (BIAAF) at August 30, 2008 which is recorded at fair value. We primarily determine the fair value of our investment in the BIAAF based on the net asset values as provided by the general partner. The general partner obtains these net asset values from the individual investee fund managers. Investment balances by fund are presented below.

	August 30, 2008	November 24, 2007
Styx Partners, L.P.	$14,448	$13,974
HBK Fund, L.P.	9,455	13,589
Drawbridge Special Opportunities Fund, L.P.	—	12,400
DB Zwirn Special Opportunities Fund, L.P.	4,789	5,735
Cash and Other	349	98
Contrarian Capital Trade Claims, L.P.	—	5,983

	$29,041	$51,779

We are entitled to affect partial withdrawals from our capital account at the end of any calendar quarter or calendar year subject to the withdrawal provisions and notice periods required by the underlying managers. These notice periods range from sixty-five days to six months and may be subject to lockup periods of up to one year. However, we have requested our general partner to attempt to liquidate all of our investments in the BIAAF to fund special dividends, our increased share repurchase program and capital spending for our new prototype stores. During the third quarter of 2008, we received all of our investment in the Drawbridge Special Opportunities Fund, L.P. for the stated net asset value of $12,650. During the third quarter of 2008, we also received $3,600 from the HBK Fund, L.P. Due to the level of redemption requests, we have been informed that the remainder of the HBK Fund, L.P. should be redeemed over the next two years. We also have been informed that due to the magnitude of other redemption requests on the DB Zwirn Special Opportunities Fund, L,P., it is likely that it will be two to three years before our investment is fully redeemed. We expect to receive the total stated net asset value for the Zwirn investment and currently expect to receive substantially all of the proceeds from our investment in Styx Partners, L.P. early in 2009. Due to these liquidation restrictions, we have determined that a discount to the stated net asset values is necessary to reflect the fair value as proscribed by SFAS No. 157. Consequently, we recorded a fair value adjustment of $543 during the first half of 2008. However, primarily due to lower fund balances from redemptions received during the third quarter and the passage of time, we have recorded a fair value recovery of $138 in the third quarter of 2008. This adjustment has been recorded in other, net in the condensed consolidated statements of operations. Our total fair value adjustment is $405 at August 30, 2008.

The fair values of our marketable securities and our investment in the BIAAF based on the level of inputs are summarized below:

	August 30, 2008
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Marketable Securities	$16,389	—	—	$16,389
Investment in BIAAF	—	—	29,041	29,041

Total Assets	$16,389	—	$29,041	$45,430

14 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 30, 2008

(Dollars in thousands except share and per share data)

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use level three or significant unobservable inputs for the period of November 24, 2007 to August 30, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
Investment in BIAAF
Balance at November 24, 2007	$51,779

Total losses included in earnings related to changes in underlying net assets	(1,019)
Tax withholdings by general partner	(64)
Total losses included in earnings related to liquidity discount	(405)
Redemptions	(21,250)
Transfers in and/or out of Level 3	—

Balance August 30, 2008	$29,041

Of the $(1,019) losses from the underlying net assets noted above, $(677) of those losses relate to fund assets that remain in the BIAAF as of August 30, 2008.

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

Our investments/real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee stores. Although this segment does not have operating earnings, income from the segment is included in other, net in our condensed consolidated statements of operations and retained earnings. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long-term liabilities section of our condensed consolidated balance sheet. See Note 4 for a further discussion of IHFC.

15 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 30, 2008

(Dollars in thousands except share and per share data)

Inter-company net sales elimination represents the elimination of wholesale sales to our Company-owned stores. Inter-company income elimination represents the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the end retail consumer.

The following table presents our segment information:

	Quarter Ended		Nine Months Ended
	August 30, 2008	August 25, 2007	August 30, 2008	August 25, 2007
Net Sales
Wholesale	$59,466	$58,482	$190,766	$184,216
Retail	24,004	22,222	74,529	65,314
Inter-company elimination	(13,311)	(10,207)	(38,675)	(30,181)

Consolidated	$70,159	$70,497	$226,620	$219,349

Income (loss) from Operations
Wholesale	$(995)	$555	$2,559	$157
Retail	(2,807)	(2,898)	(7,222)	(8,023)
Inter-company elimination	(391)	(130)	(647)	(232)
Proxy defense costs	—	—	(1,418)	—
Restructuring, asset impairment charges and unusual gains, net	(240)	—	718	(5,544)
Lease exit costs	(640)	—	(640)	(1,934)

Consolidated	$(5,073)	$(2,473)	$(6,650)	$(15,576)

Depreciation and Amortization
Wholesale	$789	$1,161	$2,656	$4,087
Retail	562	487	1,780	1,469
Investments/real estate	432	437	1,296	1,308

Consolidated	$1,783	$2,085	$5,732	$6,864

Capital Expenditures
Wholesale	$168	$793	$624	$1,346
Retail	1,635	1,202	2,382	1,496
Investments/real estate	132	32	630	40

Consolidated	$1,935	$2,027	$3,636	$2,882

	As of August 30, 2008	As of November 24, 2007
Identifiable Assets
Wholesale	$150,918	$149,948
Retail	56,322	52,624
Investments/real estate	75,438	108,131

Consolidated	$282,678	$310,703

16 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

August 30, 2008

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

Bassett Furniture Industries Inc., based in Bassett, Virginia., is a leading retailer, manufacturer and marketer of branded home furnishings. Bassett’s products are sold primarily through Bassett Furniture Direct and Bassett stores, with secondary distribution through multi-line furniture stores, many with in-store Bassett Design Centers. Bassettbaby cribs and casegoods are sold through specialty stores and mass merchants.

Bassett Furniture Direct (“BFD” or “store”) was created in 1997 as a single source home furnishings retail store that provides a unique combination of stylish, well-made furniture and accessories with a high level of customer service. This service includes complimentary room planning, in-home design visits, fast delivery, and custom-order furniture. The retail store program had 120 stores in operation at the end of the third quarter of 2008, 29 of which we own and operate. During 2008, we opened one new corporate-owned store and closed three underperforming corporate-owned stores. In addition, we remodeled four corporate-owned stores to incorporate various aspects of the new prototype concept which was unveiled late in fiscal 2007. We also expect to complete a remodel of one additional store during the remainder of 2008.

Overall conditions for our industry and our Company have been difficult throughout 2007 and the first nine months of 2008. New housing starts are down significantly and consumers continue to be faced with general economic uncertainty fueled by deteriorating consumer credit markets, increased prices for petroleum products, and lagging consumer confidence as a result of volatile and often erratic financial markets. All of this has significantly impacted big ticket consumer purchases such as furniture. Consequently, this has put pressure on our dealers’ ability to generate adequate profits. As a result, 10 licensee-owned stores have closed during 2008 and our exposure in our accounts receivable has increased. During the third quarter of 2008, we recorded $4,051 in provisions for bad debts to reflect this added exposure. Although management will continue to work closely with its licensees to ensure the success of both the licensee and Bassett, the Company expects an additional three to five underperforming stores to close during the remainder of 2008.

Given the difficult and somewhat unprecedented environment, we have had no choice but to take several important actions aimed at improving our results in the short-term. These include:

•	Aggressively working with certain licensees to close those stores that are underperforming thereby limiting further exposure in our accounts receivable.

•	Reducing our inventory levels to improve working capital and cash flow.

•	Right-sizing our expense structure in both our wholesale and corporate retail divisions.

Concurrently with our implementation of this short-term plan, we plan to continue pursuing our long-term objectives by investing in store prototype conversions and remodels and working diligently with our network of licensees to improve their operating results. With the existing and planned improvements in our retail program and our strong balance sheet, we believe we are well positioned not only to survive these turbulent times, but also to gain market share as some of our competitors exit the industry.

Key marketing initiatives for Bassett during the first nine months of 2008 included the mailing of our spring and summer 2008 catalog and the production of a new series of television commercials that began airing in April. The catalog better defines and enhances Bassett’s brand image while explaining to our consumers our product and service capabilities. The new television advertisements present the Bassett brand as a choice for an enhanced lifestyle. In addition to the catalog and television advertisements, the Company has several other marketing and merchandising initiatives underway including product introductions centered around the Company’s core middle price point category and the development and circulation of our fall catalog.

17 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

August 30, 2008

(Dollars in thousands except share and per share data)

Results of Operations – Quarter and Nine Months ended August 30, 2008 compared with the Quarter and Nine Months ended August 25, 2007:

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating loss were as follows for the periods ended August 30, 2008 and August 25, 2007:

	Quarter Ended				Nine Months Ended
	August 30, 2008		August 25, 2007		August 30, 2008		August 25, 2007
Net sales	$70,159	100.0%	$70,497	100.0%	$226,620	100.0%	$219,349	100.0%

Gross profit	28,054	40.0%	24,650	35.0%	90,199	39.8%	70,907	32.3%
SG&A	24,226	34.5%	25,293	35.9%	76,787	33.9%	75,780	34.5%
Bad debt expense	4,051	5.8%	810	1.1%	6,059	2.7%	2,205	1.0%
Landed freight	3,970	5.7%	1,020	1.4%	12,663	5.6%	1,020	0.5%
Unusual charges, net	880	1.3%	—	0.0%	1,340	0.6%	7,478	3.4%

Operating income (loss)	$(5,073)	-7.2%	$(2,473)	-3.5%	$(6,650)	-2.9%	$(15,576)	-7.1%

Note: For comparability purposes, we have presented our selling, general and administrative expenses above without consideration of the effects of the landed freight change and the bad debt expense.

On a consolidated basis, we reported net sales for the third quarter of 2008 of $70,159, a decrease of $338 or 1% from sales levels attained in the third quarter of 2007. The 2008 and 2007 reported sales were increased by reported revenue of $3,970 and $1,020, respectively, due to a change in our business practices with respect to freight for the delivery of wholesale furniture to our retail stores. During July of 2007, we began invoicing these customers on a fully landed basis such that the dealer invoice price includes the freight charge for delivery. Excluding the effects of this business change, sales would have been $66,189 for the quarter ended August 30, 2008 as compared to $69,477 for the quarter ended August 25, 2007, a 5% decrease due primarily to a further softening in the overall retail environment late in the third quarter. Gross margins for the third quarter of 2008 and 2007 were 40.0% and 35.0%, respectively. Excluding the effects of the above-mentioned business change, the gross margins for 2008 and 2007 would have been 36.4% and 34.0%, respectively. This significant increase over 2007 results from improved margins in both the wholesale and retail segments. Selling, general and administrative expenses decreased $(1,066) due to lower spending in the wholesale segment. Bad debt expense increased due to the prolonged weak retail environment that is affecting our licensed retail network. We reported a net loss of $(2,652), or $(0.23) per share for the quarter ended August 30, 2008, as compared to net income of $676, or $0.06 per share, for the quarter ended August 25, 2007.

Sales for the nine months ended August 30, 2008 were $226,620 as compared to $219,349 for the nine months ended August 25, 2007, an increase of 3%. The 2008 and 2007 reported sales were increased by reported revenue of $12,663 and $1,020 respectively, due to a change in our business practices as described above. In addition, fiscal 2008 included an additional week of sales due to our fiscal calendar. Gross margins for the 40 weeks ended August 30, 2008 and 39 weeks ended August 25, 2007 were 39.8% and 32.3%, respectively. Excluding the effects of the above-mentioned business change, the gross margin for 2008 and 2007 would have been 36.2% and 32.0%, respectively. This significant increase over 2007 results from improved margins in both the wholesale and retail segments. Selling, general and administrative expenses increased $1,007 due to more Corporate retail stores partially offset by decreased spending in the wholesale segment. Bad debt expense increased due to the prolonged weak retail environment that is affecting our licensed retail network. We reported a net loss of $(2,528) or $(0.22) per share for the 40 weeks ended August 30, 2008, as compared to a net loss of $(5,931), or $(0.50) per share, for the 39 weeks ended August 25, 2007.

18 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

August 30, 2008

(Dollars in thousands except share and per share data)

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

Our investments/real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee stores. Although this segment does not have operating earnings, income from the segment is included in other, net in our condensed consolidated statements of income and retained earnings.

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

	Quarter Ended				Nine Months Ended
	August 30, 2008		August 25, 2007		August 30, 2008		August 25, 2007
Net sales	$59,466	100.0%	$58,482	100.0%	$190,766	100.0%	$184,216	100.0%

Gross profit	17,654	29.7%	14,278	24.4%	56,748	29.7%	42,213	22.9%
SG&A	10,628	17.9%	11,893	20.3%	35,467	18.6%	38,831	21.1%
Bad debt expense	4,051	6.8%	810	1.4%	6,059	3.2%	2,205	1.2%
Landed freight	3,970	6.7%	1,020	1.7%	12,663	6.6%	1,020	0.6%

Operating income (loss)	$(995)	-1.7%	$555	0.9%	$2,559	1.3%	$157	0.1%

Note: For comparability purposes, we have presented our selling, general and administrative expenses above without consideration of the effects of the landed freight change and the bad debt expense.

Net sales for the wholesale segment were $59,466 for the third quarter of 2008 as compared to $58,482 for the third quarter of 2007, an increase of 2%. The 2008 and 2007 reported sales were increased by reported revenue of $3,970 and $1,020, respectively, due to a change in our business practices as described above. Excluding the effects of the business change, sales would have been $55,496 for the quarter ended August 30, 2008 as compared to $57,462 for the quarter ended August 25, 2007, a 3% decrease. Approximately 53% of wholesale shipments during the third quarter of 2008 were imported products compared to 51% for third quarter of 2007. Gross margins for the wholesale segment were 29.7% for the third quarter of 2008 as compared to 24.4% for the third quarter of 2007. Excluding the effects of the business change described above, gross margins for the third quarter of 2008 and 2007 would have been 24.7% and 23.1%, respectively, a 1.6 percentage point increase over 2007. This increase is primarily due to an improved product mix associated with increased imported products which carry a higher margin and the absence of certain wind down costs incurred in 2007 related to the closing of the Bassett plant. Selling, general and administrative expenses decreased $(1,265) due to lower spending as we continue to adjust our overall cost structure to match the size of the operations. Bad debt expense increased as our licensee-owned stores continue to be impacted by the deteriorating retail environment and strained credit markets coupled with lower consumer confidence.

Net sales for the wholesale segment were $190,766 for the 40 weeks ended August 30, 2008 as compared to $184,216 for the 39 weeks ended August 25, 2007, an increase of 4%. The 2008 and 2007 reported sales were increased by reported revenue of $12,663 and $1,020, respectively, due to a change in our business practices as described above. Gross margins for the wholesale segment were 29.7% for the 40 weeks ended August 30, 2008 as compared to 22.9% for the 39 weeks ended August 25, 2007. Excluding the effects of the business change described above, gross margins for the nine months of 2008 and 2007 would have been 24.8% and 22.5%, respectively, a 2.3 percentage point increase over 2007. This increase is primarily due to an improved product mix associated with

19 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

August 30, 2008

(Dollars in thousands except share and per share data)

increased imported products which carry a higher margin and the absence of the significant wind down costs incurred in 2007 related to the closing of the Bassett plant. Selling, general and administrative expenses decreased $(3,364) due to lower spending as we continue to adjust our overall cost structure to match the size of the operations. Bad debt expense increased as our licensee-owned stores continue to be impacted by the deteriorating retail environment and strained credit markets coupled with lower consumer confidence.

Wholesale shipments by type:

	Quarter Ended				Nine Months Ended
	August 30, 2008		August 25, 2007		August 30, 2008		August 25, 2007
Wood	$31,083	52.3%	$32,642	55.8%	$101,329	53.1%	$102,385	55.6%
Upholstery	27,168	45.7%	25,139	43.0%	86,995	45.6%	79,633	43.2%
Accessories and other	1,215	2.0%	701	1.2%	2,442	1.3%	2,198	1.2%

Total	$59,466	100.0%	$58,482	100.0%	$190,766	100.0%	$184,216	100.0%

We define imported product as fully finished product that is sourced internationally. In the first nine months of 2008, 55% of our wholesale sales were of imported product compared to 47% in the first nine months of 2007. Our domestic product includes certain products that contain components which are also sourced internationally. We continue to believe that a blended strategy, including domestically produced products primarily of a custom-order nature combined with importing certain product categories and major collections, provides the best combination of value and quality to our customers.

Retail Segment – Company-Owned Retail Stores

	Quarter Ended				Nine Months Ended
	August 30, 2008		August 25, 2007		August 30, 2008		August 25, 2007
Net sales	$24,004	100.0%	$22,222	100.0%	$74,529	100.0%	$65,314	100.0%

Gross profit	10,803	45.0%	10,501	47.3%	34,115	45.8%	28,930	44.3%
SG&A	13,610	56.7%	13,399	60.3%	41,337	55.5%	36,953	56.6%

Operating loss	$(2,807)	-11.7%	$(2,898)	-13.0%	$(7,222)	-9.7%	$(8,023)	-12.3%

The third quarter featured an unusual amount of activity in our 29 corporate stores, as one store was permanently closed, two stores were temporarily closed for conversion to the new store prototype, and three stores were remodeled. Nevertheless, retail sales increased to $24,004 in the third quarter of 2008 as compared to $22,222 in the third quarter of 2007. These sales increases have primarily resulted from the additional company-owned stores acquired during 2007 and an increase in comparable store sales. The comparable store sales increases were primarily driven by progress in our Dallas market, the benefits of store consolidation in upstate New York, and increased sales in our Pineville, NC store due to its conversion to the new store prototype Gross margins for the quarter decreased 2.3 percentage points due primarily to lower margins in the Houston and Atlanta markets, resulting from the temporary closure of two stores for conversion to the new store prototype concept as these stores ran inventory liquidation events. Even with the lower gross margins and an overall difficult retail environment, the retail segment slightly reduced its operating loss over the prior year period. For our 24 comparable corporate stores, we reduced our operating losses by approximately 20% in the third quarter of 2008 as compared to the third quarter of 2007. We believe that the combination of new product introductions, store prototype retrofits, better hiring and training of design consultants and continued improved marketing efforts will lead to further improvement in retail operating results.

Net sales for the nine months ended August 30, 2008 were $74,529 as compared to $65,314 for the nine months ended August 25, 2007. Due to our fiscal calendar, the nine months ended August 30, 2008 included 40 weeks compared to 39 weeks for the nine months ended August 25, 2007. These sales increases have primarily resulted from the additional Company-owned stores and increases in comparable store sales. Gross margins for the 2008 period increased 1.5 percentage points due to improved pricing and promotional strategies. Our retail segment reduced its total operating losses by $801, a 10% decrease. For the 22 comparable corporate stores, we reduced our operating losses by approximately 35% in the 40 weeks ended August 30, 2008 as compared to the 39 weeks ended August 25, 2007.

20 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

August 30, 2008

(Dollars in thousands except share and per share data)

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

Other Items Affecting Net Income

During the quarter ended May 31, 2008, we closed our Parkland, Florida store, and recorded a $384 charge to writedown certain of the capitalized leasehold improvements. During the quarter ended August 30, 2008, we reassessed the tenant improvements and the lease obligation based on changes in the real estate and leasing market and recorded an impairment charge of $240 to writeoff additional tenant improvements and a $640 charge to recognize the fair value of the future lease obligations. In addition to the aforementioned items, the nine months ended August 30, 2008 included three other unusual pretax items consisting of $1,418 of legal and other expenses for the proxy contest with Costa Brava Partnership III L.P., a $1,342 gain associated with the sale of our airplane and a $384 impairment charge associated with the writeoff of leasehold improvements for a closed store. The loss for the nine months ended August 25, 2007 included unusual pretax charges of $1,934 associated with lease exit costs for certain closed stores, $975 associated with the writeoff of tenant improvements from the downsizing of our showroom space and $960 associated with severance from the closure of the Bassett plant. In addition, the nine months ended August 25, 2007 included a $3,609 pretax charge recorded in the first quarter of 2007 for the writedown of the plant and equipment for the closing of the Bassett plant. The following table summarizes these charges as follows:

	13 Weeks Ended August 30, 2008	13 Weeks Ended August 25, 2007	40 Weeks Ended August 30, 2008	39 Weeks Ended August 25, 2007
Proxy defense costs	$—	$—	$1,418	$—
Restructuring, asset impairment charges and unusual gains, net
Gain on sale of airplane	—	—	(1,342)	—
Write off of leasehold improvements	240	—	624	975
Asset impairment charge associated with Bassett plant closure	—	—	—	3,609
Severance	—	—	—	960

Lease exit costs	640	—	640	1,934

Total	$880	$—	$1,340	$7,478

Other, net for the quarter and nine months ended August 30, 2008 was $(745) and $(460), respectively, as compared to $785 and $4,477 for the quarter and nine months ended August 25, 2007, respectively. These decreases were primarily due to market losses from our Alternative Asset Fund of $(610) and $(1,019) for the quarter and nine months ended August 30, 2008, as compared to income of $130 and $2,886 for the quarter and nine months ended August 25, 2007, respectively. As of August 30, 2008, our investment in the Alternative Asset Fund was $29,041 and is included in investments in the consolidated balance sheet. Other, net also includes charges associated with the closure of a licensee store, which operated under a sublease agreement with us where we were the primary lease obligor to the landlord. Consequently, we recorded a $129 charge to recognize the fair value of the future obligations associated with the lease. We also recorded a $499 impairment charge to writedown the previously capitalized tenant improvements associated with this store.

The effective income tax rate was 54% and 140% in the third quarter of 2008 and 2007, respectively. The effective income tax rate was 64% and 47% for the nine month periods of 2008 and 2007, respectively. The effective tax rate for the third quarter has been impacted by changes in projected pretax loss as compared to projections as of the end of the second quarter combined with the effect of certain income exclusions, primarily dividends received from our investment in IHFC. The effective tax rates for 2007 were impacted by the $5,544 restructuring and asset impairment charges and the $1,934 lease exit costs which were taxed at a 39% effective rate.

21 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

August 30, 2008

(Dollars in thousands except share and per share data)

Adoption of FIN 48

Effective November 25, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, which provides a comprehensive model for the recognition, measurement, presentation, and disclosure in a company’s financial statements of uncertain tax positions taken, or expected to be taken, on a tax return. Under FIN 48, if an income tax position exceeds a more likely than not (i.e. greater than 50%) probability of success upon tax audit, based solely on the technical merits of the position, the company is to recognize an income tax benefit in its financial statements. The tax benefits recognized are to be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is to be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold for purposes of applying FIN 48. Therefore, if it can be established that the only uncertainty is when an item is taken on a tax return, such positions have satisfied the recognition step for purposes of FIN 48 and uncertainty related to timing should be assessed as part of measurement. FIN 48 requires that a liability associated with an unrecognized tax benefit be classified as a long-term liability, except for the amount for which a cash payment is expected to be made within one year. Further, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with the respective jurisdictional tax laws.

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

As of the adoption date of FIN 48, we had unrecognized income tax benefits totaling $1,687, of which $902 would impact our effective income tax rate if recognized. During the quarter ended August 30, 2008, we recognized $122 of previously unrecognized tax benefits due to lapsing of certain state and federal statutes of limitations. We currently have $780 of unrecognized tax benefits that would impact our effective tax rate if recognized. We do not currently anticipate significant changes in such amounts over the next twelve months. As of the date of adoption, the total amount of accrued interest and penalties was $578. During the quarter ended August 30, 2008, we reversed $261 of previously accrued interest and penalties due to lapsing of certain state and federal statute of limitations. For the nine months ended August 30, 2008, additional charges for accrued interest and penalties were not significant.

We remain subject to examination for tax years 2004 through 2006 for all of our major tax jurisdictions.

Liquidity and Capital Resources

Our August 30, 2008 balance sheet, with $22,706 available on our revolving line of credit coupled with a sizeable investment portfolio, continues to bolster our retail strategy. This strategy includes capital expenditures and operating leases for our company-owned stores and lease and loan guarantees for our licensees. Capital spending for retail real estate is expected to be approximately $4,000 in 2008 largely for store build-outs related to our new prototype. We expect our capital expenditures for retail real estate and store build-outs to approximate $5,000 in 2009. We currently anticipate that manufacturing capital spending for fiscal 2008 and 2009 will approximate $1,500, primarily for machinery and equipment and information technology related to our initiative to develop e-commerce capabilities in late 2008 in certain markets. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the new prototype stores, our rate of growth, our operating results and any other adjustments in our operating plan needed in response to industry conditions, competition, acquisition opportunities or unexpected events. We believe that our existing cash and investment portfolio that remains after the orderly liquidation of the Alternative Asset Fund (as discussed below), and our borrowing capacity, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

22 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

August 30, 2008

(Dollars in thousands except share and per share data)

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of licensee-owned stores. We had obligations of $95,577 and $96,393 at August 30, 2008 and November 24, 2007, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $11,936 and $12,672 at August 30, 2008 and November 24, 2007, respectively. We have also guaranteed loans of certain of our licensees to finance initial inventory packages for those stores. The total contingent liabilities with respect to these loan guarantees as of August 30, 2008 and November 24, 2007, were $7,213 and $9,056, respectively.

Our cash requirements for the first nine months of 2008 were funded through $27,617 of net investment sales, $6,091 in dividends from our investment in the International Home Furnishings Center and $2,000 in additional borrowings on the revolving credit facility. Net accounts receivable increased $2,424 during the nine months ended August 30, 2008, due primarily to the slower pace of collections from certain store licensees related primarily to the overall retail environment. We continually assess our level of bad debt reserves and recorded $6,059 in provision for losses on accounts receivable in 2008. A continuing difficult and weak retail environment could result in further bad debt expenses, reduced revenue and other store real estate charges, including lease termination and impairment charges. Although we believe we have adequate reserves for bad debts, we will continue to work with our licensees to help limit bad debt exposure. We expect three to five underperforming stores to close during the remainder of 2008.

We used $12,667 of cash in operating activities during the nine months ended August 30, 2008 primarily due to the continued difficult environment at retail as well as increased payments to fund the inventory build at the end of 2007 due to the January 2008 new product rollout. Representing one of the most extensive redesigns and rollouts in our recent history, the new product has been well-received at retail and has helped fuel sales. Due to the lead time to source the majority of the new product, inventory and accounts payable balances were unusually high at the end of fiscal 2007. Our inventory levels peaked in January and began returning to more normalized levels during February. We expect inventory levels to slightly increase over the remainder of the year as we prepare for additional product introductions in January 2009. However, these introductions will not be as extensive as the 2008 rollout. Our accounts payable balance was reduced by $7,779 during the 40 week period and has returned to a more normalized level. We also funded $16,087 in dividends and repurchased $3,622 of common stock under the previously announced $20,000 share repurchase plan. In the fourth quarter of 2007, we announced the acquisition of the operations of two stores in the Charleston, South Carolina area from a former licensee and that we had begun the process of acquiring the land and building of those stores. During the quarter ended March 1, 2008, we completed the acquisition of the land and building for $6,800. We funded the acquisition through additional real estate debt of approximately $5,000 and the use of preexisting accounts receivable from the former licensee.

During the quarter ended August 30, 2008, we announced that our Board of Directors had approved the first installment of $0.75 per share to be paid as part of the $1.25 special dividend announced in April. Accordingly, $8,734 was paid out in August. To fund this special dividend, we received $12,650 during the quarter from the full liquidation of one position in the Alternative Asset Fund and $3,600 from the partial liquidation of another position, with excess funds primarily being used for additional repurchases of common stock under the Company’s share repurchase plan and to reduce outstanding debt.

During the third quarter, we amended our existing revolving credit facility by extending the maturity date an additional two years and amending certain covenants. The credit facility, as amended, provides for borrowings of up to $45,000 at a variable interest rate of LIBOR plus 1.75% (4.24% on August 30, 2008). The facility is secured by a pledge of certain of our marketable securities and substantially all of our receivables and inventories. Borrowings under the facility, which matures November 30, 2010, totaled $12,000 and $10,000 at August 30, 2008, and November 24, 2007, respectively. After coverage for letters of credit and certain loan guarantees, we had $22,706 available for borrowing under the facility at August 30, 2008. To the extent the value of the marketable securities falls below $16 million, our Borrowing Base, as defined, is decreased by 125% of the difference between $16 million and the actual value of those securities.

23 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

August 30, 2008

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

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of both Company-owned and licensee stores. We have guaranteed certain lease obligations of licensee operators of the stores as part of our retail expansion strategy. We also have guaranteed loans of certain of our dealers to finance initial inventory packages for these stores. See Note 9 to our condensed consolidated financial statements for further discussion of operating leases, lease guarantees and loan guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

24 of 34

PART II-OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

August 30, 2008

Item 3. Quantitative and Qualitative Disclosure About Market Risk:

We are exposed to market risk for changes in market prices of our various types of investments. Our investments include marketable securities and an investment partnership (Alternative Asset Fund). Our marketable securities portfolio, which totaled $16,389, at August 30, 2008, is diversified among eight different money managers and sixteen different medium to large capitalization equity interests. Although there are no maturity dates for our equity investments, maturity dates on other investments in the portfolio range from one to six years. As part of our current debt facility, we have pledged certain of our marketable securities as collateral. To the extent the value of the marketable securities falls below $16 million, our Borrowing Base, as defined, is decreased by 125% of the difference between $16 million and the actual value of those securities. The Bassett Industries Alternative Asset Fund L.P was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of the Alternative Asset Fund. We and the General Partner are currently the only two partners. The objective of the Alternative Asset Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. Our investment in the Alternative Asset Fund, which totaled $29,041 at August 30, 2008, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to the Company is limited to the amount of the Alternative Asset Fund investment in each of the funds. We believe that at August 30, 2008 the Alternative Asset Fund did not hold any investments that have a material exposure, individually or in aggregate, to residential subprime loans either directly or through structured finance entities, such as collateralized debt obligations.

We are entitled to affect partial withdrawals from our capital account at the end of any calendar quarter or calendar year subject to the withdrawal provisions and notice periods required by the underlying managers. These notice periods range from sixty-five days to six months and may be subject to lockup periods of up to one year. However, we have requested our general partner to attempt to liquidate all of our investments in the BIAAF to fund a special dividend, our increased share repurchase program and capital spending for our new prototype stores. During the third quarter of 2008, we received all of our investment in the Drawbridge Special Opportunities Fund, L.P. for the stated net asset value of $12,650. During the third quarter of 2008, we also received $3,600 from the HBK Fund, L.P. Due to the level of redemption requests, we have been informed that the remainder of the HBK Fund, L.P. will be redeemed over the next two years. We also have been informed that due to the magnitude of other redemption requests on the DB Zwirn Special Opportunities Fund, L,P., it is likely that it will be two to three years before our investment is fully redeemed. We expect to receive the total stated net asset value for the Zwirn investment and currently expect to receive substantially all of the proceeds from our investment in Styx Partners, L.P. early in 2009.

25 of 34

PART II-OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

August 30, 2008

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

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements are listed in our Annual Report on Form 10-K for fiscal 2007 and include:

•	competitive conditions in the home furnishings industry

•	general economic conditions

•	overall retail traffic levels and consumer demand for home furnishings

•	ability of our customers and consumers to obtain credit

•	Bassett store openings

•	Store closings and the profitability of the stores (independent licensees and company-owned retail stores)

•	ability to implement our company-owned retail strategies and realize the benefits from such strategies as they are implemented

•	fluctuations in the cost and availability of raw materials, labor and sourced products (including fabrics from troubled suppliers)

•	results of marketing and advertising campaigns

•	information and technology advances

•	ability to execute new global sourcing strategies

•	performance of our marketable securities portfolio and our investment in BIAAF

•	delays or difficulties in converting some of our non-operating assets to cash

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•	continued profitability of our unconsolidated affiliated companies, particularly IHFC

26 of 34

PART II-OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

August 30, 2008

Any forward-looking statement that Bassett makes speaks only as of the date of such statement, and Bassett undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Comparisons of results for current and any prior periods are not intended to express any future trends or indication of future performance, unless expressed as such, and should only be viewed as historical data.

27 of 34

PART II-OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

August 30, 2008

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

The following table summarizes the Company’s repurchase of common stock during the quarter-ended August 30, 2008:

	Total Number of Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 1, 2008 - July 5, 2008	—	n/a	—	$25,544
July 6, 2008 - August 2, 2008	84,400	$11.66	84,400	$24,560
August 3, 2008 - August 30, 2008	36,500	$11.08	36,500	$24,156

(1)	The Company’s Board of Directors has authorized the repurchase of up to $60,000 in Company stock. This repurchase plan was initially announced on June 23, 1998. On March 17, 2008, the Board of Directors increased the repurchase plan by $20,000.

Item 4.	Submission of Matters to a Vote of Security Holders:

None.

28 of 34

PART II-OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

August 30, 2008

Item 6.	Exhibits:

a.	Exhibits:

Exhibit 3a – Articles of Incorporation as amended are incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended February 28, 1994.

Exhibit 3b – By-laws as amended are incorporated herein by reference to Exhibit 3 to Form 8-K filed on December 21, 2004.

Exhibit 4 – First Amendment, dated August 7, 2008, to the Third Amended and Restated Credit Agreement dated October 31, 2007, between the Registrant and Branch Banking & Trust Company, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 14, 2008.

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

29 of 34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H. Spilman, Jr.
Robert H. Spilman, Jr., President and Chief Executive Officer
October 9, 2008

/s/ Barry C. Safrit
Barry C. Safrit, Senior Vice President and Chief Financial Officer
October 9, 2008

30 of 34