Form 10-K
period 2008-11-29
BASSETT FURNITURE INDUSTRIES INC
filed 2009-02-12
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 29, 2008

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one) Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 30, 2008 was $139,545,351.

The number of shares of the Registrant’s common stock outstanding on January 30, 2009 was 11,428,216.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be held April 21, 2009, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

(dollar amounts in thousands except per share data)

General

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our” or the “Company”), based in Bassett, Va., is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of licensee- and Company-owned branded stores under the Bassett Furniture Direct (“BFD” or “store”) or Bassett Home Furnishings (“BHF” or “store”) name, with secondary distribution through Bassett Design Centers and other multi-line furniture stores. Bassettbaby® cribs and casegoods are sold through specialty stores and mass merchants. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 106-year history has instilled the principles of quality, value, and integrity in everything that we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and to meet the demands of a global economy.

Two primary business developments continue to affect our business as they have for nearly a decade.

First, we created and re-channeled sales through a vertically integrated retail sales network. The store program was created in 1997 as a single source home furnishings retail store that provides a unique combination of stylish, well-made furniture and accessories with a high level of customer service. This service includes complimentary room planning, in-home design visits, fast delivery, and custom-order furniture. This strategy both builds on our strengths (brand name, balance sheet, product offerings) and better positions us to capitalize on the changing furniture retail environment. This store network included 84 licensee-owned stores and 31 Company-owned and operated stores at the end of 2008.

Second, the furniture industry continues to experience a shift from traditional domestic manufacturing to offshore sourcing in lower cost markets, primarily in China and other Pacific Rim countries. This shift in sourcing has resulted in downward pressure on retail prices and reductions in traditional channels of sales distribution. Many retailers now source their own products rather than relying on a traditional domestic manufacturer to supply goods.

We have responded to these changes by reducing our manufacturing production where we can more cost efficiently source product. Over the last eight years, we have reduced our number of facilities from 13 to 3 and reduced our headcount from approximately 4,200 to 1,300. During 2007, we closed our last large wood manufacturing facility in Bassett, Va. This resulted in headcount reductions of approximately 280 employees and leaves us with one small wood assembly plant in Martinsville, Va., one fiberboard supply facility in Bassett, Va., and one upholstery facility in Newton, N.C. We have closed and consolidated seven wood factories over the past eight years. These consolidations have allowed us to focus our manufacturing efforts on delivering custom upholstery and custom casual dining products within thirty days, while expanding our sourcing efforts to drive selection and value for our customers. We will continue to evaluate the cost effectiveness of domestic production on a product by product basis, as we strive to provide our customers with home furnishings at competitive prices.

Operating Segments

We have strategically aligned our business into three reportable segments: Wholesale, Retail and Investments/Real Estate.

The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BFD and BHF stores (independently-owned stores and Company-owned retail stores) and independent furniture retailers. The wholesale segment accounted for 66%, 70% and 74%, of net sales during 2008, 2007, and 2006, respectively.

At the end of fiscal 2008, our retail segment consisted of 31 Company-owned stores in Florida, Georgia, Maryland, Massachusetts, New Mexico, New York, North Carolina, South Carolina, and Texas. Our retail segment accounted for 34%, 30% and 26% of total net sales in 2008, 2007 and 2006, respectively. Subsequent to year end, we acquired the operations of two stores in Arizona and a store in Virginia.

Our investments and real estate business segment consists of a 99.8% interest in the Bassett Industries Alternative Asset Fund (“Alternative Asset Fund”), a portfolio of marketable securities, an investment in the International Home Furnishings Center (“IHFC”) in High Point, N.C. and retail real estate utilized by licensee operated BFD and BHF stores.

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

Wholesale shipments by category for the last three fiscal years are summarized below:

	2008		2007		2006
Wood	$128,678	53.2%	$137,045	55.3%	$164,030	57.6%
Upholstery	109,944	45.4%	108,312	43.7%	117,668	41.3%
Other	3,472	1.4%	2,319	1.0%	3,105	1.1%

Total	$242,094	100.0%	$247,676	100.0%	$284,803	100.0%

Approximately 55% of our 2008 wholesale sales were of imported product compared to 49% in 2007. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers.

Our backlog of wholesale orders believed to be firm was $13,967 at November 29, 2008 and $19,972 at November 24, 2007. We expect that the November 29, 2008 backlog will be filled within the 2009 fiscal year, with the majority of our backlog being filled during the first quarter of 2009.

We use lumber, fabric, leather, foam and other materials in the production of wood and upholstered furniture. These components originate from a variety of domestic and international suppliers and are currently widely available. Other than foam, which is highly-dependent on the cost of petroleum, prices for these components have been relatively stable over the last several years. We currently assemble and finish these components in our plants in the United States.

Retail Segment Overview—Company Owned Retail Stores

The retail furniture industry remains very competitive and includes local furniture stores, regional furniture retailers and national department and chain stores. Additionally, there are a growing number of single-vendor branded retailers. There are a large number of fairly new entrants into the industry that have approached the industry from more of a consumer lifestyle and home accessory viewpoint. As a whole, our store network with 84 licensee-owned and 31 Company-owned stores, which is smaller than many of our competitors, now ranks in the top 25 in retail furniture sales. Subsequent to year end, we acquired the operations of two stores in Arizona and a store in Virginia bringing our total Company-owned store count to 34. We expect to increase the number of our Company-owned stores during 2009, primarily from acquisitions from certain licensees.

Retail net sales for our company-owned retail stores for the last three fiscal years are summarized below:

	2008	2007	2006
Retail sales	$97,176	$87,537	$84,401

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

In the fourth quarter of 2007, we unveiled a new store prototype that we believe is critical to our retail success. The design of this store, now fully incorporated into six Company-owned and two licensee-owned stores, is based on extensive research we conducted and assessed over the past several years, including a comprehensive market segmentation study completed in 2006. Aspects of the prototype design have also been incorporated into three other Company-owned and several licensee-owned stores. The prototype was created to allow a more stylish, residential feel while highlighting Bassett’s unmatched custom manufacturing capabilities. The prototype design leverages our customization capabilities by dedicating space in the stores for design solutions for dining, upholstery, home entertainment and storage solutions. Domestic custom manufacturing capabilities make it possible for Bassett to offer a 30 day delivery on custom products. We believe this design, organized around four targeted lifestyles, better communicates our capabilities to the consumer. Our lifestyle presentations are Cottage, Contemporary, Casual and Traditional as described below:

•	Cottage—Romantic, laid-back lifestyle of a retreat that is much like an escape to the beach, lake or country.

•	Contemporary—Youthful spirited lifestyle of a sophisticated city life much like Boston’s Back Bay, the Village in Manhattan or Washington’s Georgetown.

•	Casual—Family-oriented with a relaxed atmosphere.

•	Traditional—Sensible lifestyle of established affluence

Utilizing the basic tenets of our new prototype as a guideline, we are in the midst of a visual standardization program that will ultimately permeate our entire network of both Company-owned and licensee-owned stores. Implementation will occur in stages over the next few years and will logically display not only our styling point of view but also our points of differentiation in the marketplace.

To further solidify ourselves as a complete home furnishings retailer, we have expanded accessory product lines including lighting and lighting customization choices, rug and mirror choices as well as fully coordinating accent pillows that coordinate with each lifestyle presentation throughout the store.

While retail traffic at the stores was under pressure in 2008, traffic to the Company’s website, www.bassettfurniture.com, grew significantly. Bassett has worked diligently to strengthen the website’s capabilities and ease of use and will continue to make improvements in 2009. In addition, Bassett began in 2008 to sell its product online at our website. Bassett is leveraging its Company-owned and licensed store network to handle delivery and customer service for orders placed online.

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

	2008	2007	2006
Alternative Asset Fund	$23,053	$51,779	$52,755
Other marketable securities	12,007	25,145	25,862
Corporate-store real estate	32,048	28,552	25,243
Licensee-store real estate	29,588	31,207	33,501
IHFC	(11,910)	(12,244)	(12,468)

The Alternative Asset Fund was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of the Alternative Asset Fund. The objective of the Alternative Asset Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. Our marketable securities portfolio is diversified among seven different money managers and consists of a combination of equity and fixed income securities with maturities that range from one to six years.

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

Trademarks and Patents

Our trademarks, including “Bassett” and the names of our marketing divisions, products and collections, are significant to the conduct of our business. This is important due to consumer recognition of the names and identification with our broad range of products. Certain of our trademarks are licensed to independent retailers for use in full store and store gallery presentations of our products. We also own patents, trademarks and copyrights that are important in the conduct of our business.

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

People

We employed 1,329 people as of November 29, 2008. 553 people were employed in our retail segment and 776 people were employed in our wholesale segment. None of our employees are subject to collective bargaining arrangements and we have not experienced any recent work stoppages. We consider our relationship with our employees to be good.

Foreign and Domestic Operations and Export Sales

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $5,200, $4,175, and $4,333 in 2008, 2007, and 2006, respectively.

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

Capital and credit market disruptions may adversely impact the availability of credit to us, our customers, licensees and consumers.

If the financial institutions that have extended credit to us are adversely affected by disruptions in the capital and credit markets, they may be unable to fund borrowings to us. Additionally, disruptions in these markets may also adversely affect the ability of our customers, our licensees and consumers to obtain credit, which may restrict their ability to purchase products from us. Any one or combination of these possibilities could adversely impact our financial condition and results of operations, which could severely limit or preclude our ability to borrow funds for working capital and general corporate purposes, store acquisitions and capital expenditures.

We face a difficult current retail environment and changing economic conditions that may further adversely affect consumer demand and spending.

Many industry analysts believe the current home furnishings environment is as difficult as the industry has ever experienced. Historically, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. This historical uncertainty, combined with general economic uncertainty due to lagging consumer confidence, falling home prices and volatile and often erratic financial markets, may continue to cause inconsistent and unpredictable consumer spending habits. Should consumer demand for home furnishings continue at these current low levels for an extended period of time or further deteriorate, it will be difficult to achieve our planned level of financial improvement in 2009 and it could also impact the performance of our licensees and the ability of a number of them to meet their obligations to us.

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

Our Company-owned stores currently operate at a loss. Our goal is to operate these stores at break-even to ultimately protect the operating margins generated by our wholesale operation. To be successful, we need to increase our sales per store while decreasing the support costs as a percentage of sales. As part of our strategy, we must hire, train and retain a qualified staff of design consultants to improve the customer experience. Competition with other furniture retailers for qualified design consultants also continues to increase. We also compete with other retailers for management personnel and appropriate retail locations. Failures and delays in implementing our retail strategies or failure to realize the benefits of these strategies could adversely impact our business and operating results.

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

We own 46.9% of IHFC which owns and leases permanent exhibition space in High Point, North Carolina to furniture and accessory manufacturers throughout the United States and in many foreign countries, who showcase their products at the International Home Furnishings Market held each April and October. In fiscal 2008, we recognized $6,425 in earnings and received $6,091 in dividends from our investment in IHFC. There can be no assurance that we will continue to recognize this level of earnings or receive this level of dividends in the future as leases are typically for five years and the lessees may not renew their respective leases. In addition, changes in the overall home furnishings industry as well as the competing home furnishings market in Las Vegas could potentially impact the number of manufacturers showcasing their products at the High Point market, thereby reducing the demand for the exhibition space in High Point.

In recent years, we have received a substantial amount of cash flow from liquidating our investments in The Bassett Furniture Industries Alternative Asset Fund LP and our marketable securities portfolio. Our remaining investments may not be readily convertible into cash and may decline in value.

We have $23,053 invested in The Bassett Industries Alternative Asset Fund L.P. in which we are the only limited partner. Historically, the objective of the Fund has been to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers have employed a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The general partner has discretion to make all investment and trading decisions, including the selection of investment managers. Our investment in the Fund includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to the Fund is limited to the amount of the Fund investment in each of the funds. In early 2008, we requested our general partner to attempt to liquidate all of our investments in the BIAAF. In 2008, we received $23,250 in fund redemptions. Due to the magnitude of redemption requests to the funds in which we are invested, we believe that our remaining investment will be redeemed within two to three years. However, there can be no assurance that we will receive our remaining investment within this timeframe and our investments may decline in value before they are fully redeemed. As such, these funds may not be available to support our operating cash flow needs, which could adversely affect on our financial condition and results of operations.

At November 29, 2008, we have $12,007 in marketable securities on our balance sheet consisting of both equity and debt instruments. This portfolio is diversified among seven different money managers. Until 2008, the portfolio had produced significant positive results. During 2008, the portfolio declined significantly in value. There can be no assurance that this portfolio will return to profitability as it is subject to those risks inherent in the stock and money markets including:

•	changes in trade, monetary and fiscal policies and laws,

•	changes in interest rates and the effects of inflation, and

•	changes in the outlook for the economy as a whole or shifts in investor attitudes.

Additionally, substantially all of our marketable securities are pledged as collateral for our revolving credit agreement. To the extent the value of these marketable securities is below $16,000, our Borrowing Base, as defined, is decreased by 125% of the difference between $16,000 and the actual value of those securities.

Unsuccessful implementation of our new store design, or failure to realize the intended benefits of the new design, may be detrimental to future operating results and financial condition.

In 2007, we unveiled a new store prototype that we believe is critical to our retail success. The design of this store concept is based on extensive research we conducted and assessed over the past several years, including a comprehensive market segmentation study completed in 2006. We believe this design, organized around four targeted lifestyles that portrays a more stylish residential feel, better communicates our interior design and custom furniture capabilities to the consumer. Utilizing the basic tenants of our new prototype as a guideline, we are in the midst of a visual standardization program that will ultimately permeate our entire fleet of stores. Implementation will occur in stages over the next few years and will logically display not only our styling point of view but also our points of differentiation in the marketplace. Failure to successfully implement the new store design and/or the visual standardization program, or to realize the intended benefits thereof, could prove costly and could adversely impact our operating results and financial condition.

Consolidating variable interest entities into our financial statements may reduce our net income.

Applicable accounting rules categorize an entity that does not have sufficient equity to carry out its business without our financial support as a “variable interest entity.” If some of our independent dealers do not generate the necessary level of sales and profits, they could be considered variable interest entities. If we are considered the primary beneficiary of a variable interest entity’s business activities, the rules require us to consolidate its assets, liabilities, and results of operations into our consolidated financial statements. Once consolidated, the rules require us to absorb all of the dealer’s net losses in excess of its equity and to recognize its net earnings, but only to the extent of recouping losses we previously recorded. We continue to assess our licensees to determine whether other subordinated financial support will be required by us to ensure their continued operation, thereby requiring them to be consolidated. Should we be required to consolidate additional variable interest entities, our future earnings would likely be reduced.

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

In addition, certain suppliers may require extensive advance notice of our requirements in order to produce products in the quantities we desire. This long lead time may require us to place orders far in advance of the time when certain products will be offered for sale, thereby exposing us to risks relating to shifts in consumer demand and trends, and any further downturn in the U.S. economy.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

General

We own our corporate office building located in Bassett, Va. We also lease office space in Greensboro, NC for our retail and marketing headquarters and lease showroom space in the International Home Furnishings Center, an unconsolidated affiliated entity.

We own the following facilities, by segment:

Wholesale Segment:

Facility	Location
Bassett Wood Division	Martinsville, Va.
Bassett Fiberboard	Bassett, Va.
Bassett Upholstery Division	Newton, N.C.
Warehouse	Bassett, Va.
Outlet Store—Closing in 2009	Bassett, Va.

In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities are in regular use and provide more than adequate capacity for our manufacturing needs.

The following properties have ceased manufacturing operations and are currently held as idle or temporary warehouse facilities in connection with restructuring efforts:

Facility	Location
J. D. Bassett Manufacturing	Bassett, Va.
Bassett Superior Lines	Bassett, Va.
Bassett Chair	Bassett, Va.
Bassett Table	Bassett, Va.
Warehouse—Closing in 2009	Mt. Airy, N.C.

Retail Segment:

Our interest in retail real estate as of November 29, 2008 is as follows:

	Company-Operated Stores	Licensee-Operated Stores	Closed Stores	Total Network
Owned properties	7	7	3	17
Leased properties	24	14	7	45
Lease guarantees	—	19	—	19
No real estate involvement	—	44	—	44

Total	31	84	10	125

As of November 29, 2008, we had 115 stores in our retail network; 31 Company-owned stores that comprise our retail segment and 84 owned and operated by independent third party licensees. Of the 31 retail store locations owned and operated by us, 7 of the properties are owned and 24 are leased. Of the 7 properties that we own, one property is subject to a land lease.

We also own an additional 7 retail properties that are leased to our licensee dealers. Of these 7 properties, two are subject to land leases. In addition, we lease another 14 properties from third party landlords which we then sublease to our licensee dealers. To further support our licensee dealers, we have also provided lease guarantees on 19 licensee operated stores.

We also own three store properties and lease another 7 properties that are currently closed. We are actively marketing to sell or lease our owned properties and currently have a tenant for one of the properties. We are also actively marketing the leased properties for tenants and currently have long-term subleases in place for two properties. From time-to-time, we may sublease these properties on a short-term basis to defray some of the cash costs. In addition, we may negotiate cash settlements to terminate our obligations under the lease.

See Note 16 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

Subsequent to November 29, 2008, we acquired the operations of one store where we were previously the landlord, one store where we are now the tenant and had no previous interest in the lease and an owned-store that was previously operated by a licensee.

ITEM 3.	LEGAL PROCEEDINGS

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

John E. Bassett III, 50, has been with the Company since 1981 and served as Vice President of Wood Manufacturing from 1997 to 2001 and as Vice President Global Sourcing since 2001.

Jason W. Camp, 40, joined the Company in 2006 as Senior Vice President of Retail. Prior to joining Bassett, Mr. Camp was with Restoration Hardware, Inc. for nine years advancing to the position of Senior Vice President and General Manager of the Retail Division.

Jay R. Hervey, Esq., 49, has served as the General Counsel, Vice President and Secretary for the Company since 1997.

Matthew S. Johnson, 47, has been with the Company since 1984. Since 2000, he has been serving as Vice President of Merchandising and Design.

Mark S. Jordan, 55, joined the Company in 1999 as Plant Manager. In 2001, he was promoted to Vice President of Upholstery Manufacturing and in 2002 he was promoted to Vice President and General Manager-Upholstery.

Barry C. Safrit, 46, joined the Company as Vice President and Chief Accounting Officer in 1998. He was promoted to Senior Vice President, Finance and Administration, Chief Financial Officer in 2006.

Robert H. Spilman, Jr., 52, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information:

Bassett’s common stock trades on the NASDAQ global select market system under the symbol “BSET.” We had approximately 1,022 registered stockholders at November 29, 2008. The range of per share amounts for the high and low market prices and dividends declared for the last two fiscal years are listed below:

Quarter	Market Prices of Common Stock
	2008		2007		Dividends Declared
	High	Low	High	Low	2008	2007
First	$13.19	$8.55	$18.80	$15.00	$0.20	$0.20
Second	13.41	10.00	16.71	13.25	0.225	0.20
Third	12.21	9.73	14.53	11.05	0.975	0.20
Fourth	11.00	3.10	11.89	9.41	0.10	0.20

Issuer Purchases of Equity Securities

(dollar amounts in thousands, except share and per share data)

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 31—October 4, 2008	4,700	$9.91	4,700	$24,109
October 5—November 1, 2008	108,700	$5.93	108,700	$23,464
November 2—November 29, 2008	—	—	—	$23,464

(1)	The Company’s Board of Directors has authorized the repurchase of up to $60,000 in Company stock. This repurchase plan was initially announced on June 23, 1998. On March 17, 2008, the Board of Directors increased the repurchase plan by $20,000. The Board of Directors has temporarily suspended the repurchase plan.

ITEM 6.	SELECTED FINANCIAL DATA

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

(dollar amounts in thousands except for per share data)

	2008		2007		2006		2005	2004
Net sales	$288,298		$295,384		$328,214		$335,207	$315,654
Cost of sales	$173,399		$195,001		$225,319		$236,843	$234,612
Operating profit (loss)	$(16,454	)(1)	$(19,916	)(1)	$(466	)(1)	$5,134	$3,727
Other income (loss), net	$(6,956)		$5,947		$6,921		$8,061	$7,123
Income (loss) before income taxes	$(23,410)		$(13,969)		$6,455		$13,195	$10,850
Income tax expense (benefit)	$16,945		$(4,059)		$1,026		$3,381	$2,641
Net income (loss)	$(40,355)		$(9,910)		$5,429		$9,814	$8,209
Diluted earnings (loss) per share	$(3.46)		$(0.84)		$0.46		$0.82	$0.69
Cash dividends declared	$17,464		$9,450		$9,449		$9,433	$9,355
Cash dividends per share	$1.50		$0.80		$0.80		$0.80	$0.80
Total assets	$243,825		$310,703		$310,223		$313,158	$299,477
Long-term debt	$40,346		$28,850		$23,522		$19,054	$15,604
Current ratio	2.22 to 1		1.96 to 1		2.47 to 1		2.19 to 1	2.66 to 1
Book value per share	$11.40		$16.50		$18.24		$18.61	$18.58
Weighted average number of shares	11,663,857		11,810,055		11,808,053		11,785,613	11,686,649

(1)	See note 13 to the Consolidated Financial Statements related to restructuring and asset impairment charges recorded in 2008, 2007, and 2006. See also note 6 to the Consolidated Financial Statements, with respect to funds received from the Continued Dumping and Subsidy Offset Act in 2008, 2007 and 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our” or the “Company”), based in Bassett, Va., is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through Bassett Furniture Direct® (BFD) and Bassett Home Furnishings (BHF) stores, with secondary distribution through multi-line furniture stores, many with in-store Bassett Design Centers. Bassettbaby® cribs and casegoods are sold through specialty stores and mass merchants.

We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich, 106-year history has instilled the principles of quality, value, and integrity in everything that we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and to meet the demands of a global economy.

Two primary business developments continue to affect our business as they have for nearly a decade.

First, we created and re-channeled sales through a vertically integrated retail store network. Bassett Furniture Direct (“BFD” or “store”) was created in 1997 as a single source home furnishings retail store that provides a unique combination of stylish, well-made furniture and accessories with a high level of customer service. This service includes complimentary room planning, in-home design visits, quick delivery, and custom-order furniture. The retail store program had 115 stores in operation at the end of 2008, 31 of which we own and operate.

Second, the furniture industry continues to experience a shift from traditional domestic manufacturing to offshore sourcing in lower cost markets, primarily in China and other Pacific Rim countries. This shift in sourcing has resulted in downward pressure on retail prices and reductions in traditional channels of sales distribution. Many retailers now source their own products rather than relying on a traditional domestic manufacturer or wholesaler to supply goods. Sales of imported products represented 55% of our total wholesale volume in 2008.

We have responded to these changes by reducing manufacturing production where we can more cost efficiently source product. Over the last seven years, we have reduced the number of facilities from 13 to 3, and reduced our headcount from approximately 4,200 to 1,300. During 2007, we closed our last large wood manufacturing facility in Bassett, Va. We currently operate one wood assembly plant in Martinsville, Va., one fiberboard supply facility in Bassett, Va., and one upholstery facility in Newton, N.C. We have closed and consolidated seven wood factories over the past eight years.

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

Overall conditions for our industry and our Company have been difficult over the past several years. New housing starts are down significantly and consumers continue to be faced with general economic uncertainty fueled by deteriorating consumer credit markets and lagging consumer confidence as a result of volatile and often erratic financial markets. All of this has significantly impacted “big ticket” consumer purchases such as furniture. Consequently, this has put pressure on certain of our dealers’ ability to generate adequate profits. As a result, 14 licensee-owned stores were closed during 2008 and we incurred bad debt related losses with some of these dealers. Although management will continue to work closely with our licensees to ensure the success of both the licensee and Bassett, we expect an additional eight to ten underperforming stores to close during 2009. We also expect to increase the number of Company-owned stores during 2009, primarily through acquisitions of certain licensee-owned stores.

Given the difficult and somewhat unprecedented environment, we have had no choice but to take several important actions aimed at improving our results and liquidity in the short-term. These include:

•	Aggressively working with certain licensees to close those stores that are underperforming thereby limiting further exposure in our accounts receivable.

•	Reducing our inventory levels to improve working capital and cash flow.

•	Right-sizing our expense structure in both our wholesale and corporate retail divisions.

•	Suspending our quarterly dividend and share repurchase program.

•	Delaying certain capital expenditures.

Concurrently with our implementation of this short-term plan, we will continue pursuing our long-term growth objectives by investing in store prototype conversions and remodels and working diligently with our network of licensees to improve their operating results. With the existing and planned improvements in our retail program and our strong balance sheet, we believe we are well positioned not only to survive these turbulent times, but also to gain market share as some of our competitors exit the industry.

While retail traffic at the stores was under pressure in 2008, traffic to the Company’s website, www.bassettfurniture.com, grew significantly. Bassett has worked diligently to strengthen the website’s capabilities and ease of use and will continue to make improvements in 2009. In addition, Bassett began in 2008 to sell its product online at our website. Bassett is leveraging its Company-owned and licensed store network to handle delivery and customer service for orders placed online.

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

Valuation Allowances on Deferred Tax Assets—In accordance with SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

Investments—Investments are marked to market and recorded at their fair value. We account for the Alternative Asset Fund by marking it to market value each month based on the net asset values provided by the general partner, adjusted for estimated liquidity discounts. Unrealized holding gains and losses, net of the related income tax effect, on available for sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold. We also review our available for sale securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we writedown the cost of the security and include the loss in current earnings. In determining whether a decline is other than temporary, we consider such factors as the significance of the decline as compared to the cost basis, the current state of the financial markets and the economy, the length of time for which there has been an unrealized loss and the relevant information regarding the operations of the investee.

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

Staff Accounting Bulletin No. 104: Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) Persuasive evidence of an arrangement exists, (2) Delivery has occurred or services have been rendered, (3) The seller’s price to the buyer is fixed or determinable, and (4) Collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. In our judgment, collectibility is not reasonably assured when the decision has been made to exit a dealer.

As part of our efforts to standardize wholesale pricing throughout the country, we began in July 2007 invoicing all of the store network and certain wholesale customers on a fully landed basis such that the invoice price includes the freight charge for delivery. This business change resulted in approximately $16,382 and $5,232 of additional reported revenue and selling, general, and administrative expenses for 2008 and 2007, respectively.

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

Analysis of Operations

Summarized consolidated operating information is as follows:

	November 29, 2008	November 24, 2007	November 25, 2006
Net sales	$288,298	$295,384	$328,214
Gross profit	114,899	100,383	102,895
SG&A	100,194	103,355	100,187
Bad debt expense	11,769	3,852	3,364
Landed freight	16,382	5,232	—
Restructuring, asset impairment charges and other one-time items, net	3,008	7,860	(190)
Operating loss	(16,454)	(19,916)	(466)
Other income (loss), net	(6,956)	5,947	6,921
Tax (expense) benefit	(16,945)	4,059	(1,026)
Net income (loss)	(40,355)	(9,910)	5,429

Note: For comparability purposes, we have presented our selling, general and administrative expenses above without consideration of the effects of the landed freight change and the bad debt expense.

Sales for the year ended November 29, 2008 were $288,298 as compared to $295,384 for 2007 and $328,214 in 2006, representing decreases of 2.4% and 10%, respectively. The 2008 and 2007 reported sales were positively impacted by a change in our business practices with respect to freight for the delivery of wholesale furniture to our retail stores. During July 2007, we began invoicing these customers on a fully landed basis such that the dealer invoice price includes the freight charge for delivery. This change positively impacted reported revenue by $16,382 and $5,232 in 2008 and 2007, respectively. Excluding the effects of the business change, sales decreased 6.3% and 11.6% for 2008 and 2007, respectively. These shortfalls are primarily due to continued soft furniture retail conditions, which have impacted both retail sales and wholesale shipments in both 2008 and 2007. Gross margins for 2008, 2007, and 2006 were 39.9%, 34.0%, and 31.3%, respectively. Excluding the effects of the above-mentioned invoicing change, gross margins would have been 36.2% and 32.8% for 2008 and 2007, respectively. This significant increase over 2007 results from improved margins in both the wholesale and retail segments. The gross margin increase in 2007 as compared to 2006 is due primarily to the inclusion of more retail stores which carry a higher gross margin and improved wholesale import product mix, partially offset by the wind-down costs and inventory markdowns associated with the closure of the Bassett plant. Selling, general and administrative expenses decreased $3,161 in 2008 as compared to 2007 due to lower spending in the wholesale segment. Bad debt expense increased due to store closings (both completed and planned) and the prolonged weak retail environment that is affecting our licensed retail network. Other income (loss), net was $(6,956), $5,947, and $6,921 in 2008, 2007, and 2006, respectively.

The operating loss reported by the Company in 2008, exclusive of the impairment charges, is primarily due to losses incurred by the Company’s retail segment and to the reserves recorded for bad debts related to sales to certain licensee stores within its wholesale segment. These losses reflect both the deteriorating home furnishings retail environment and the shortfall between the amount of sales required to breakeven on an average per store basis and the amount of sales that were actually written and delivered. The Company continues to take actions to improve per store sales performance including adding new more value oriented product offerings, strengthening its design and sales talent, and incorporating elements of the new store prototype into more of its stores. In addition, we are closing underperforming stores that we do not believe will be able to meet their required breakeven sales levels. Further, we are reducing the cost and expense structure of our wholesale segment to reflect this lower level of sales and the reduced number of stores.

Certain items affecting comparability between periods are noted below in “Investment and Real Estate Segment and Other Items Affecting Net Income (Loss)”.

Our 2008, 2007, and 2006 results were negatively (positively) impacted by certain restructuring and non-recurring items totaling $3,008, $7,860, and ($190) respectively, and are detailed below:

	2008	2007	2006
Income from Continued Dumping & Subsidy Offset Act	$(2,122)	$(2,135)	$(1,549)
Restructuring, impaired asset charges and unusual gains, net
Impairment of goodwill	3,548	—	1,359
Impairment of leasehold improvements	624	975	—
Impairment of other intangibles	240	—	—
Asset impairment charge associated with the Bassett plant closure	—	3,609	—
Severance	—	960	—
Gain on sale of the airplane	(1,342)	—	—
Proxy defense costs	1,418	—	—
Lease exit costs	642	2,297	—
LRG settlement and debt restructuring	—	2,154	—

	$3,008	$7,860	$(190)

Fiscal 2008

The operating results for the year ended November 29, 2008 included several unusual pretax items. During the fourth quarter, we recorded a $3,548 charge for the impairment of goodwill related to our wholesale reporting unit (see also Note 7 to the consolidated financials statements for further discussion). We also recorded an additional impairment charge of $240 related to other intangibles. During 2008, we also recorded $624 to write-off the leasehold improvements and $642 for lease exit costs related to the closure of a corporate retail store. As part of our cost-cutting efforts, we sold our former airplane for $2,092 and recorded a gain of $1,342. Finally, we incurred legal and other expenses of $1,418 related to the proxy contest with Costa Brava Partnership III L.P. during the second quarter of 2008.

Fiscal 2007

During the first quarter of 2007, we made the decision to cease operations at our wood manufacturing facility in Bassett, Virginia. The closure of the 323,000 square foot facility was completed during June of 2007 and affected approximately 280 employees. The Company has sourced the majority of the products previously produced at this facility from overseas suppliers, continued to produce certain custom bedroom products domestically and discontinued providing certain slower selling items. As a result of this decision, we recorded a $3,609 charge to write down the value of the plant and equipment and a $960 charge for severance benefits. We have disbursed all of the severance benefits.

During 2007, we also reduced our leased showroom space in the International Home Furnishings Center by approximately 60% and recorded a $975 charge to write-off the net book value of the corresponding capitalized tenant improvements.

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

During the fourth quarter of 2007, we recorded a pretax charge of $2,154 related to a settlement and debt restructuring with the minority interest partners of LRG Furniture, LLC. This $2,154 liability bears interest at 6.0% and is payable quarterly with principal amounts ranging from $50 to $75 depending on available cash flow, as defined, from LRG. The balance of the liability at November 29, 2008 is $1,954. As part of the settlement, we purchased the remaining 20% interest in LRG for an additional $100. In conjunction with the settlement and debt restructuring, we recorded a tax charge of $2,383 associated with the write-off of deferred taxes due to the termination of the LRG partnership.

Fiscal 2006

In 2006, we performed our annual goodwill impairment review and determined that the goodwill associated with our retail reporting unit was impaired and recorded a $1,359 charge to write-off all of the retail goodwill.

Segment Information

We have strategically aligned our business into three reportable segments: Wholesale, Retail and Investments/Real Estate. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (licensee-owned stores and Company-owned retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both Company- and licensee-owned stores. We eliminate the sales between our wholesale and retail segments as well as the imbedded profit in the retail inventory for the consolidated presentation in our financial statements. Intercompany sales that were eliminated and the change in the intercompany profit reserve were as follows:

	2008	2007	2006
Intercompany sales elimination	$(50,972)	$(39,829)	$(40,990)
(Increase) Decrease in intercompany profit elimination reserve	$(556)	$(312)	$(626)

During the second quarter of 2006, we sold our contemporary furniture business (Weiman), which was previously included in the wholesale segment.

Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities (including real estate) and capital expenditures directly related to these stores.

Our investments/real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee stores.

Wholesale Segment

	2008		2007		2006
Net sales	$242,094	100.0%	$247,676	100.0%	$284,803	100.0%

Gross profit	70,940	29.3%	60,471	24.4%	68,374	24.0%
Bad debt expense	11,769	4.9%	3,852	1.6%	3,364	1.2%
Landed freight	16,382	6.8%	5,232	2.1%	—	0.0%
SG&A	45,894	19.0%	52,351	21.1%	52,914	18.6%

Operating earnings (loss)	$(3,105)	-1.3%	$(964)	-0.4%	$12,096	4.2%

Note: For comparability purposes, we have presented our selling, general and administrative expenses above without consideration of the effects of the landed freight change and the bad debt expense.

Fiscal 2008 as Compared to Fiscal 2007

Net sales for the wholesale segment were $ 242,094 for the year ended November 29, 2008 as compared to $247,676 for the year ended November 24, 2007, a decrease of 2.3%. The 2008 and 2007 reported sales were increased by reported revenue of $16,382 and $5,232, respectively, due to a change in our business practices as described above. Excluding this change, recorded revenue decreased 6.9% year over year. Due to our fiscal calendar, net sales for 2008 also reflect a 53 week period as compared to a 52 week period for 2007. Approximately 55% of wholesale shipments during 2008 were imported products compared to 49% for 2007. Gross margins for the wholesale segment were 29.3% for 2008 as compared to 24.4% in 2007. Excluding the effects of the business change described above, gross margins for 2008 and 2007 would have been 24.2% and 22.8%, respectively, a 1.4 percentage point increase over 2007. This increase is primarily due to an improved product mix associated with increased imported products which carry a higher margin and the absence of the significant wind down costs incurred in 2007 related to the closing of the Bassett plant. Selling, general and administrative expenses decreased $6,457 primarily due to lower spending as we continue to adjust our cost structure to match the size of the operations. Bad debt expense increased significantly due to completed and planned store closings as certain of our licensee-owned stores continue to be impacted by the deteriorating retail environment, strained credit markets, and lower consumer confidence.

Fiscal 2007 as Compared to Fiscal 2006

Wholesale net sales for the year ended November 24, 2007 were $247,676 as compared to $284,803 for the year ended November 25, 2006. Excluding the $5,232 increase in recorded revenue due to the business change described above, sales decreased $42,359 or 15% year over year. Approximately 49% of wholesale shipments during 2007 were imported products compared to 44% for 2006. Gross margins were 24.4% for the year ended November 24, 2007. Excluding the effects of the business change described above, gross margins would have been 22.8% as compared to 24.0% for 2006. Margins were negatively impacted by the wind-down costs and inventory markdowns associated with the closure of the Bassett plant and lower volumes in our two domestic production facilities. Selling, general and administrative expenses were essentially flat for 2007 as compared to 2006.

Wholesale shipments by category for the last three fiscal years are summarized below:

	2008		2007		2006
Wood	$128,678	53.2%	$137,045	55.3%	$164,030	57.6%
Upholstery	109,944	45.4%	108,312	43.7%	117,668	41.3%
Other	3,472	1.4%	2,319	1.0%	3,105	1.1%

Total	$242,094	100.0%	$247,676	100.0%	$284,803	100.0%

Retail Segment—Company Owned Stores
	2008		2007		2006
Net sales	$97,176	100.0%	$87,537	100.0%	$84,401	100.0%

Gross profit	44,516	45.8%	37,930	43.3%	35,146	41.6%
SG&A	(54,301)	-55.9%	(48,710)	-55.6%	(47,272)	-56.0%

Operating losses	$(9,785)	-10.1%	$(10,780)	-12.3%	$(12,126)	-14.4%

Fiscal 2008 as Compared to Fiscal 2007

Net sales for the retail segment were $97,176 in 2008 as compared to $87,537 in 2007, an increase of $9,639. These sales increases have primarily resulted from additional Company-owned stores and a 2% increase in comparable store sales. The comparable store sales increases were primarily driven by progress in our Dallas market, the benefits of store consolidation in upstate New York, and increased sales in our Pineville, NC store which we believe were driven by its conversion to the new store prototype. Gross margins for 2008 increased 2.5 percentage points due to improved pricing and promotional strategies. Our retail segment reduced its total operating losses by $995, a 9.2% decrease. For the 24 comparable corporate stores, we reduced our operating losses by approximately 10% over 2007. We believe that the combination of new product introductions, store prototype retrofits, better hiring and training of design consultants and continued improved marketing efforts will lead to the further improvement in retail operating results.

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

Fiscal 2007 as Compared to Fiscal 2006

Net sales increased $3,136 from $84,401 in 2006 to $87,537 in 2007. This sales increase primarily resulted from the additional Company-owned stores acquired in 2007 and increases in comparable store sales. Gross margins for the year increased 1.7%, due to improved pricing and promotional strategies, coupled with less clearance sales activity as compared to 2006.

Investment and Real Estate Segment and Other Items Affecting Net Income (Loss)

Our investments and real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee BFD stores. Although this segment does not have operating earnings, income from the segment is included in income from investments in our consolidated statements of operations. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long-term liabilities section of our consolidated balance sheet. Income and expense items for fiscal 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Income (loss) from investments	$(3,938)	$5,921	$7,318
Other than temporary impairment of investments	(3,296)	—	—
Income from unconsolidated affiliated companies, net	6,300	5,298	4,464
Interest expense	(4,021)	(3,671)	(3,864)
Other	(2,001)	(1,601)	(997)

Other income (loss), net	$(6,956)	$5,947	$6,921

Income (loss) from investments for 2008 included $5,385 in losses from the Alternative Asset Fund partially offset by $1,447 of dividend income and net realized gains from our marketable security portfolio. Historically, the Alternative Asset Fund has produced returns in excess of the relevant market indices. See Item 7A for a further discussion of the Alternative Asset Fund.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. Due to the significant decline in the financial markets during the fiscal fourth quarter, many of our holdings sustained significant losses. Consequently, we recorded $3,296 in losses in our consolidated statement of operations in 2008.

Income from unconsolidated affiliated companies, net includes income from our investment in IHFC as well as income (loss) from other equity method investments. We recognized income from IHFC of $6,425, $6,316, and $6,666, in 2008, 2007 and 2006, respectively. Significant fluctuations in the earnings/losses of our other investments have been primarily caused by losses recognized related to our previous investment in BFD Northeast, LLC (“BFDNE”) of $595 and $1,954 in 2007 and 2006, respectively. On February 28, 2007, we entered into an agreement with BFDNE whereby we contributed our 30% interest in BFDNE to BFDNE in exchange for certain assets (primarily inventory and leasehold improvements) of BFDNE’s two stores in Boston, Massachusetts.

Other includes several items including losses related to our real estate investments that support our licensees. During 2008, we recorded a $129 lease termination charge and a $500 impairment of leasehold improvements for a closed licensee store.

Income taxes

In accordance with SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. Due to the losses in the fourth quarter of 2008, we are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While our long-term financial outlook remains positive and we have certain strategies that could produce taxable income and depending on timing, may help us to realize our deferred tax assets. However, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited. Due to the weight of the negative evidence, including the cumulative losses and a market capitalization well below our book value, we recorded a $23,383 charge to establish a valuation allowance against substantially all of our deferred tax assets during the fourth quarter of 2008. We will continue to evaluate the need for the allowance on a quarterly basis and if additional positive evidence is obtained (such as the Company returning to profitability), the valuation allowance could decrease.

Our effective income tax rate was 72.3% for 2008. Excluding the charge noted above to record a valuation allowance against our deferred tax assets, our effective rate would have been (25.9%). The effective rate was favorably impacted by exclusions for dividends received from our investment in IHFC and unfavorably impacted by the write-off of goodwill associated with the wholesale segment and charges associated with equity method investees.

Our effective income tax rate was (29.1%) and 15.9% 2007 and 2006. The effective tax rate in both years was lower than the statutory rate primarily due to exclusions for dividends received from our investment in IHFC. In addition, we recorded a tax charge of $2,383 in 2007 associated with the write-off of deferred tax assets due to the termination of the LRG partnership. Our effective rate for 2006 was also increased by the write-off of goodwill associated with our retail segment as it was not tax-deductible.

See also Note 9 to the Consolidated Financial Statements for a full reconciliation of the effective income tax rate for 2008, 2007 and 2006.

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

Unrecognized tax benefits at November 25, 2007	$1,687
Gross increases	19
Gross decreases	(118)

Balance at November 29, 2008	$1,588

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. During 2008, we recognized $54 of interest expense recovery and $22 of penalty expense recovery related to the unrecognized benefits noted above in our consolidated statement of operations. The consolidated balance sheet includes accrued interest of $318 and penalties of $184 due to unrecognized tax benefits.

Significant judgment is required in evaluating the Company’s federal and state tax positions and in the determination of its tax provision. Despite our belief that the liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Currently, there are no examinations in process of any of the Company’s income tax returns. We remain subject to examination for tax years 2005 through 2007 for all of our major tax jurisdictions.

Liquidity and Capital Resources

The Company is committed to maintaining a strong balance sheet in order to weather the current difficult industry conditions, to allow it to take advantage of opportunities as market conditions improve, and to execute its long-term retail growth strategies.

During the year, we returned significant amounts of capital to our shareholders in the form of dividends and an increased share repurchase program. In addition to our regular quarterly dividends of $9,950, we paid out a special dividend of $8,734 or $0.75 per share. We also spent $4,313 under the share repurchase plan. The funding for the return to the shareholders has been from the orderly liquidation of our Alternative Asset Fund investment and net liquidations of our marketable securities portfolio. During 2008, we received $23,250 from the Alternative Asset Fund and $6,382 from liquidations of marketable securities. Due to unprecedented turmoil in the financial markets, further erosion of home furnishings sales, and general uncertainty regarding the depths to which current economic conditions could worsen, the Board announced on October 16, 2008 that it had decided to suspend making any decision with respect to the $0.50 per share second special dividend and declared a regular quarterly dividend of $0.10 or $0.125 less than the previous dividend. Subsequent to year end, we announced that the Board of Directors did not declare a regular quarterly dividend for the second quarter of 2009 conserving approximately $1,100 of cash. We also received $10,646 or 80% of the net asset value of our investment in Styx Partners, L.P. We expect to receive the remaining portion by the end of 2009.

Net cash used in operating activities was $18,955, $8,462, and $6,150 in fiscal 2008 and 2007, and 2006, respectively. Our operating cash requirements for 2008 were funded through $9,000 of additional borrowings under the revolving credit facility, $6,091 in dividends from our investment in the International Home Furnishings Center (IHFC) and the remaining proceeds from our net investment liquidations. Cash requirements for 2007 were primarily funded through investment sales, dividends from IHFC and additional borrowings on the revolving credit facility. Cash requirements for 2006 were primarily funded through investment sales and dividends from IHFC.

We used $18,955 of cash in operating activities during fiscal 2008 primarily due to the continued difficult environment at retail as well as increased payments to fund the inventory build at the end of 2007 and the beginning of 2008 due to the January 2008 new product rollout. Due to the lead time to source the majority of the new product, inventory and accounts payable balances were unusually high at the end of fiscal 2007. Our inventory levels peaked in January and began returning to more normalized levels during February. Although we plan additional product introductions in 2009, they will not be as extensive as the rollout in early 2008. We expect overall inventory levels to decrease during 2009, generating additional positive cash flow. Our accounts payable balance was reduced by $7,357 during fiscal 2008 and has returned to a more normalized level.

Due to the continued housing slump and the fourth quarter deterioration in the major financial markets and the overall recessionary economic environment, consumer spending has decreased resulting in financial losses for us and damaging the ability of certain of our licensees to generate sufficient cash flow in their businesses. Currently, we are aggressively pursuing expense reduction and cash preservation initiatives throughout all parts of the business to enhance our cash flow. As part of the improvement plans with certain of our licensees, we converted $5,192 of trade accounts receivable to long-term interest bearing notes during the year ended November 29, 2008. We continually assess our level of bad debt reserves and recorded $11,769 in provisions for losses on accounts and notes receivable in 2008, a $7,917 increase over 2007. A continuing difficult and weak retail environment could result in further bad debt expenses, reduced revenue and store real estate charges, including lease termination and impairment charges. Although we believe we have adequate reserves for bad debts, we will continue to work with our licensees to help limit bad debt exposure. We expect eight to ten underperforming stores to close during 2009.

We currently have $19,000 outstanding on our revolving credit facility with $10,554 of availability. We amended our facility in August 2008 by extending the maturity date an additional two years and amending certain covenants. The credit facility, as amended, provides for borrowings of up to $45,000 at a variable interest rate of LIBOR plus 1.75% (3.66% on November 29, 2008). The facility is secured by a pledge of certain of our marketable securities and substantially all of our receivables and inventories. To the extent the value of the marketable securities falls below $16,000, our Borrowing Base, as defined, is decreased by 125% of the difference between $16,000 and the actual value of those securities. This facility contains, among other provisions, certain defined financial requirements including a maximum ratio of debt to equity and a minimum level of net worth. Due to the charges recorded in the fourth quarter of 2008, the Company’s net worth decreased below the levels specified in the revolving credit facility. Subsequent to year end, we received a waiver of the violation from our bank and a reduction of the net worth covenant requirements for fiscal 2009 and 2010. The other relevant terms in the facility including the interest rate were not significantly amended.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of licensee-owned stores. We had obligations of $96,773 at November 29, 2008 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $11,605 at November 29, 2008. We have also guaranteed loans of certain of our licensees to finance initial inventory packages for those stores. The total contingent liabilities with respect to these loan guarantees were $7,869 at November 29, 2008.

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

We currently anticipate that total capital expenditures for fiscal 2009 will be approximately $2,500 and will be used primarily for retrofits for the new prototype design at Company-owned stores and information systems to support e-commerce initiatives. We have plans to continue to invest in store remodels, conversions, and new store real estate over the next three to four years and at potentially greater levels based on the business environment and our net cash position. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the new prototype stores, our rate of growth, our operating results and any other adjustments in our operating plan needed in response to industry conditions, competition, acquisition opportunities or unexpected events. We believe that our existing cash and investment portfolio that remains after the orderly liquidation of the Alternative Asset Fund, and our borrowing capacity, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for 2009.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of this interpretation effective November 25, 2007. The adoption of FIN 48 resulted in a non-cash transition (cumulative effect of a change in accounting principle) adjustment of $746 which was recorded as a decrease to beginning retained earnings.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157” or “the Standard”). The Standard defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS 123R, Share Based Payment.) The standard is effective for fiscal years beginning after November 15, 2007. Effective November 25, 2007, we adopted the provisions of SFAS 157 and recorded a fair value adjustment of $304 to properly state the net asset value of funds within the Bassett Industries Alterative Asset Fund, due to liquidation restrictions on those funds. This adjustment was recorded in other income, net.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R” or “the Standard”). SFAS 141R establishes principles and requirements for how an acquiring entity recognizes and measures identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree, and any acquired goodwill. The Standard also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. It is effective for business combinations that occur during or after fiscal years that begin after December 15, 2008. This statement will be effective for us in fiscal 2010. We are currently evaluating the impact SFAS 141R will have on our financial statements.

Contractual Obligations and Commitments:

We enter into contractual obligations and commercial commitments in the ordinary course of business (See Note 16 to the Consolidated Financial Statements for a further discussion of these obligations). The following table summarizes our contractual payment obligations and other commercial commitments.

	2009	2010	2011	2012	2013	Thereafter	Total
Post employment benefit obligations (1)	$1,731	$1,710	$1,664	$1,554	$1,412	$9,810	$17,881
Real estate notes payable	812	8,468	5,542	274	3,122	3,940	22,158
Long-term debt	—	19,000	—	—	—	—	19,000
Other obligations & commitments	1,629	400	233	200	200	954	3,616
Interest payable	2,403	1,770	737	496	341	1,982	7,729
Letters of credit	2,586	—	—	—	—	—	2,586
Operating leases (2)	15,848	15,419	14,538	13,896	11,695	25,377	96,773
Lease guarantees	7,274	1,632	1,346	311	311	730	11,604
Loan guarantees	3,633	2,811	1,397	28	—	—	7,869
Purchase obligations (3)	—	—	—	—	—	—	—

Total	$35,916	$51,210	$25,457	$16,759	$17,081	$42,793	$189,216

(1)	Does not reflect a reduction for the impact of any company owned life insurance proceeds to be received. Currently, we have life insurance policies with net death benefits of $9,532 to provide funding for these obligations. See Note 11 to the Consolidated Financial Statements for more information.
(2)	Does not reflect a reduction for the impact of sublease income to be received. See Note 15 to the Consolidated Financial Statements for more information.
(3)	The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. At the end of fiscal year 2008, we had $18,581 in open purchase orders, primarily for imported inventories, which are in the ordinary course of business.

Off-Balance Sheet Arrangements:

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of BFD stores. We have guaranteed certain lease obligations of licensee operators of the BFD stores as part of our retail expansion strategy. We also have guaranteed loans of certain of our BFD dealers to finance initial inventory packages for these stores. See Contractual Obligations and Commitments table above and Note 15 to the Consolidated Financial Statement for further discussion of operating leases, lease guarantees and loan guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

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

We are exposed to market risk for changes in market prices of our various types of investments. Our investments include marketable securities and an investment partnership (Alternative Asset Fund). Our marketable securities portfolio, which totaled $12,007, at November 29, 2008, is diversified among seven different money managers. Although there are no maturity dates for our $10,561 of equity investments, $434 of our remaining investments mature in less than five years with the remainder being of a more long-term nature, maturing in greater than 20 years. As part of our current debt facility, we have pledged certain of our marketable securities as collateral. To the extent the value of the marketable securities falls below $16,000, our Borrowing Base, as defined, is decreased by 125% of the difference between $16,000 and the actual value of those securities.

The Bassett Industries Alternative Asset Fund L.P was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of the Alternative Asset Fund. We and the General Partner are currently the only two partners. The objective of the Alternative Asset Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. Our investment in the Alternative Asset Fund, which totaled

$23,053 at November 29, 2008, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed-income securities and derivatives, may involve future settlements, which give rise to both market and credit risk. The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to the Company is limited to the amount of the Alternative Asset Fund investment in each of the funds. We believe that at November 29, 2008 the Alternative Asset Fund did not hold any investments that have a material exposure, individually or in aggregate, to residential subprime loans either directly or through structured finance entities, such as collateralized debt obligations.

We are entitled to affect partial withdrawals from our capital account at the end of any calendar quarter or calendar year subject to the withdrawal provisions and notice periods required by the underlying managers. These notice periods range from sixty-five days to six months and may be subject to lockup periods of up to one year. However, we have requested our general partner to attempt to liquidate all of our investments in the Alternative Asset Fund. During the third quarter of 2008, we received all of our investment in the Drawbridge Special Opportunities Fund, L.P. for the stated net asset value of $12,650. During the last half of 2008, we also received $5,600 from the HBK Fund, L.P. Due to the level of redemption requests, we have been informed that the remainder of the HBK Fund, L.P. should be redeemed over the next two years. We also have been informed that due to the magnitude of other redemption requests on the DB Zwirn Special Opportunities Fund, L,P., it is likely that it will be two to three years before our investment is fully redeemed. We expect to receive the total stated net asset value for the Zwirn investment. Subsequent to November 29, 2008, we received $10,646 or 80% of the net asset value of our investment in Styx Partners, L.P. We expect to receive the remaining portion by the end of 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Bassett Furniture Industries, Incorporated:

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated and subsidiaries as of November 29, 2008 and November 24, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 29, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of International Home Furnishings Center, Inc. (a corporation in which the Company has a 47% interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for International Home Furnishings Center, Inc., is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in International Home Furnishings Center, Inc. is stated at $(11,910,000) and $(12,244,000), respectively, at November 29, 2008 and November 24, 2007, and the Company’s equity in the net income of International Home Furnishings Center, Inc. is stated at $6,424,000, $6,316,000, and $6,666,000 for each of the three years in the period ended November 29, 2008.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bassett Furniture Industries, Incorporated and subsidiaries at November 29, 2008 and November 24, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 29, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bassett Furniture Industries, Incorporated’s internal control over financial reporting as of November 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2009 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Greensboro, North Carolina

February 12, 2009

Consolidated Balance Sheets

Bassett Furniture Industries, Incorporated and Subsidiaries

November 29, 2008 and November 24, 2007

(In thousands, except share and per share data)

	2008	2007
Assets
Current assets
Cash and cash equivalents	$3,777	$3,538
Accounts receivable, net of allowance for doubtful accounts of $11,634 and $7,661 as of November 29, 2008 and November 24, 2007, respectively	35,595	38,612
Inventories	43,844	50,550
Deferred income taxes	772	5,659
Other current assets	12,856	12,421

Total current assets	96,844	110,780

Property and equipment, net	57,155	53,225

Investments	35,060	76,924
Retail real estate	29,588	31,207
Notes receivable, net of allowance for doubtful accounts of $3,250 and $1,700 as of November 29, 2008 and November 24, 2007, respectively	16,038	14,128
Deferred income taxes	—	10,244
Other	9,140	14,195

	89,826	146,698

Total assets	$243,825	$310,703

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,747	$26,104
Accrued compensation and benefits	4,818	5,611
Customer deposits	6,725	8,894
Dividends payable	1,142	2,363
Other accrued liabilities	12,113	13,622

Total current liabilities	43,545	56,594

Long-term liabilities
Post employment benefit obligations	12,829	14,493
Long-term debt	19,000	10,000
Real estate notes payable	21,346	18,850
Other long-term liabilities	5,016	3,670
Distributions in excess of affiliate earnings	11,910	12,244

	70,101	59,257

Commitments and Contingencies

Stockholders’ equity
Common stock, par value $5 a share, 50,000,000 shares authorized, issued and outstanding 11,420,431 in 2008 and 11,806,592 in 2007	57,102	59,033
Retained earnings	73,160	131,725
Additional paid-in-capital	346	2,180
Accumulated other comprehensive income (loss)	(429)	1,914

Total stockholders’ equity	130,179	194,852

Total liabilities and stockholders’ equity	$243,825	$310,703

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Consolidated Statements of Operations

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 29, 2008, November 24, 2007, and November 25, 2006

(In thousands, except share and per share data)

	2008	2007	2006
Net sales	$288,298	$295,384	$328,214
Cost of sales	173,399	195,001	225,319

Gross profit	114,899	100,383	102,895

Selling, general and administrative expenses	128,345	112,439	103,551
Income from Continued Dumping & Subsidy Offset Act	(2,122)	(2,135)	(1,549)
Restructuring, impaired asset charges and unusual gains, net	3,070	5,544	1,359
Proxy defense costs	1,418	—	—
Lease exit costs	642	2,297	—
LRG settlement and debt restructuring	—	2,154	—

Loss from operations	(16,454)	(19,916)	(466)
Income (loss) from investments	(3,938)	5,921	7,318
Other than temporary impairment of investments	(3,296)	—	—
Income from unconsolidated affiliated companies, net	6,300	5,298	4,464
Interest expense	(4,021)	(3,671)	(3,864)
Other expense, net	(2,001)	(1,601)	(997)

Income (loss) before income taxes	(23,410)	(13,969)	6,455
Income tax (provision) benefit	(16,945)	4,059	(1,026)

Net income (loss)	$(40,355)	$(9,910)	$5,429

Net income (loss) per share
Basic earnings (loss) per share:	$(3.46)	$(0.84)	$0.46

Diluted earnings (loss) per share:	$(3.46)	$(0.84)	$0.46

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 29, 2008, November 24, 2007, and November 25, 2006

(In thousands, except share and per share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance, November 26, 2005	11,804,458	$59,022	$2,068	$155,109	$2,652	$218,851
Net income	—	—	—	5,429	—	5,429
Excess of additional pension liability over unamortized transition obligation	—	—	—	—	(205)	(205)
Net change in unrealized holding gains	—	—	—	—	873	873

Comprehensive income						6,097
Dividends ($.80 per share)	—	—	—	(9,449)	—	(9,449)
Issuance of common stock	55,637	278	561	—	—	839
Purchase and retirement of common stock	(56,439)	(282)	(702)	—	—	(984)
Stock-based compensation	—	—	66	—	—	66

Balance, November 25, 2006	11,803,656	59,018	1,993	151,089	3,320	215,420
Net loss	—	—	—	(9,910)	—	(9,910)
Excess of additional pension liability over unamortized transition obligation	—	—	—	—	(28)	(28)
Net change in unrealized holding gains	—	—	—	—	(833)	(833)

Comprehensive loss						(10,771)
Dividends ($.80 per share)	—	—	—	(9,454)	—	(9,454)
Issuance of common stock	42,236	211	365	—	—	576
Purchase and retirement of common stock	(39,300)	(196)	(350)	—	—	(546)
Stock-based compensation	—	—	172	—	—	172
Adjustment to initially apply SFAS 158, net	—	—	—	—	(545)	(545)

Balance, November 24, 2007	11,806,592	59,033	2,180	131,725	1,914	194,852
Net loss	—	—	—	(40,355)	—	(40,355)
Actuarial adjustment to supplemental executive retirement defined benefit plan	—	—	—	—	608	608
Net change in unrealized holding gains	—	—	—	—	(2,951)	(2,951)

Comprehensive loss						(42,698)
Regular dividends ($.75 per share)	—	—	—	(8,730)	—	(8,730)
Special dividend ($.75 per share)	—	—	—	(8,734)	—	(8,734)
Issuance of common stock	34,939	175	121	—	—	296
Purchase and retirement of common stock	(421,100)	(2,106)	(2,207)	—	—	(4,313)
Stock-based compensation	—	—	252	—	—	252
Adjustment to initially apply FIN 48, net	—	—	—	(746)	—	(746)

Balance, November 29, 2008	11,420,431	$57,102	$346	$73,160	$(429)	$130,179

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 29, 2008, November 24, 2007, and November 25, 2006

(In thousands)

	2008	2007	2006
Operating Activities
Net income (loss)	$(40,355)	$(9,910)	$5,429
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,513	9,089	9,253
Equity in undistributed income of investments and unconsolidated affiliated companies	(890)	(8,323)	(9,594)
Provision for restructuring, asset impairment charges and unusual gains, net	3,070	5,544	1,359
Provision for corporate retail lease exit costs	642	2,297	—
LRG settlement and debt restructuring	—	2,154	—
Impairment of licensed retail real estate	748	—	—
Provision for losses on trade accounts receivable	11,769	3,852	3,364
Other than temporary impairment of investments	3,296	—	—
Realized income from investments	(1,447)	(2,937)	(2,121)
Deferred income taxes	17,403	(2,963)	(1,437)
Other, net	99	669	(353)
Changes in operating assets and liabilities, exclusive of assets and liabilities impacted by business combinations:
Accounts receivable	(13,161)	(10,919)	(7,417)
Inventories	7,199	(315)	2,503
Other current assets	(1,047)	(5,662)	(1,477)
Accounts payable and accrued liabilities	(13,794)	8,962	(5,659)

Net Cash Used In Operating Activities	(18,955)	(8,462)	(6,150)

Investing Activities
Purchases of property and equipment	(4,702)	(5,544)	(3,344)
Purchases of retail real estate	(858)	(375)	(3,594)
Proceeds from sales of property and equipment	2,862	3,176	1,736
Proceeds from sales of investments	35,817	16,982	21,618
Purchases of investments	(6,185)	(10,413)	(14,748)
Dividends from an affiliate	6,091	6,091	6,559
Net cash received on licensee notes	896	1,029	411
Acquisition of retail licensee stores, net of cash acquired	(216)	120	(430)
Proceeds from sale of Weiman	—	—	1,300
Other, net	(18)	(177)	833

Net Cash Provided By Investing Activities	33,687	10,889	10,341

Financing Activities
Borrowings under revolving credit arrangement	9,000	6,000	1,000
Repayments of long-term debt	—	(770)	(910)
Borrowings (repayments) under real estate notes payable	(792)	(622)	4,378
Issuance of common stock	296	448	745
Repurchases of common stock	(4,313)	(546)	(1,013)
Special cash dividend	(8,734)	—	—
Regular cash dividends	(9,950)	(9,450)	(9,449)

Net Cash Used In Financing Activities	(14,493)	(4,940)	(5,249)

Change In Cash And Cash Equivalents	239	(2,513)	(1,058)
Cash And Cash Equivalents—beginning of year	3,538	6,051	7,109

Cash And Cash Equivalents—end of year	$3,777	$3,538	$6,051

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1.	Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, “the Company”) based in Bassett, Va., is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s products, designed to provide quality, style and value, are sold through Bassett Furniture Direct® stores, Bassett Design Centers, and other furniture stores. Bassett’s full range of furniture products and accessories are primarily sold through an exclusive nation-wide network of 115 retail stores known as Bassett, Bassett Home Furnishings or Bassett Furniture Direct (referred to as “store” herein), of which 84 are independently owned (“licensee operated”) and 31 are controlled and consolidated by the Company (“Company-owned retail stores”). The Company sourced approximately 55% of its wholesale products to be distributed through the store network from various countries, with the remaining volume produced at its two domestic manufacturing facilities.

2.	Significant Accounting Policies

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated and our majority-owned subsidiaries for whom we have operating control. We also consolidate variable interest entities for which we are the primary beneficiary. All significant intercompany balances and transactions are eliminated in consolidation. Our fiscal year ends on the Saturday nearest November 30. Due to our fiscal calendar, 2008 consists of 53 weeks while 2007 and 2006 consists of 52 weeks.

Cash Equivalents

All temporary, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The carrying amount of these investments approximates fair value.

Accounts Receivable and Notes Receivable

Substantially all of our trade accounts receivable and notes receivable are due from customers located within the United States. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. Allowances for doubtful accounts were $11,634 and $7,661 at November 29, 2008 and November 24, 2007, respectively. Notes receivable reserves were $3,250 and $1,700 at November 29, 2008 and November 24, 2007, respectively. Accounts and notes receivable are generally secured by liens on merchandise sold to licensees.

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable subject us to credit risk partially due to the concentration of amounts due from customers. In 2008 and 2007, no customer accounted for more than 10% of total net sales or total accounts receivable in the periods presented.

Inventories

Inventories (retail merchandise, finished goods, work in process and raw materials) are stated at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the last-in, first-out

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

(“LIFO”) method. The cost of imported inventories is determined on a first-in, first-out (“FIFO”) basis. Inventories accounted for under the LIFO method represented 20% and 19% of total inventory before reserves at November 29, 2008 and November 24, 2007, respectively. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

Retail Real Estate

Retail real estate is comprised of owned and leased properties utilized by licensee operated BFD stores. These properties are located in high traffic, upscale locations that are normally occupied by large successful national retailers. This real estate is stated at cost and depreciated over the useful lives of the respective assets utilizing the straight line method. Buildings and improvements are generally depreciated over a period of 10 to 39 years. Leasehold improvements are amortized based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter. As of November 29, 2008 and November 24, 2007, the cost of retail real estate included land totaling $6,451 and building and leasehold improvements of $30,937 and $31,552, respectively. As of November 29, 2008 and November 24, 2007, accumulated depreciation of retail real estate was $7,800 and $6,796, respectively. Depreciation expense was $1,704, $1,745, and $1,765 in 2008, 2007, and 2006, respectively.

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

Investments

Our investments consist of a portfolio of marketable securities and the Bassett Industries Alternative Asset Fund (“Alternative Asset Fund”). We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold. All investments are marked-to-market and recorded at their fair value. Gains and losses on financial instruments that do not qualify as accounting hedges are recorded as other income or expense. Investments in the Alternative Asset Fund are valued on the basis of net asset value with adjustments for liquidity discounts, with the resultant difference from the prior valuation included in other income or expense in the accompanying statements of operations. The net asset value is determined by the investee fund based on its underlying financial instruments as provided by the general partner.

Unconsolidated Affiliated Companies

The equity method of accounting is used for our investments in affiliated companies in which we exercise significant influence but do not maintain operating control. For equity investments that have been reduced to zero through equity method losses, additional equity losses incurred reduced notes receivable from the investee.

Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer. We offer terms varying from 30 to 60 days for wholesale customers. Estimates for returns and allowances for advertising and promotional arrangements have been recorded as a reduction to revenue. The contracts with our licensee store owners do not provide for any royalty or license fee to be paid to us. As part of our efforts to standardize wholesale pricing throughout the country, we began in July 2007 invoicing all of the store network and certain wholesale customers on a fully landed basis such that the invoice price includes the freight charge for delivery. This business change resulted in approximately $16,382 and $5,232 of additional reported revenue and selling, general and administrative expenses for 2008 and 2007, respectively.

Staff Accounting Bulletin No. 104: Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) Persuasive evidence of an arrangement exists, (2) Delivery has occurred or services have been rendered, (3) The seller’s price to the buyer is fixed or determinable, and (4) Collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. In our judgment, collectibility is not reasonably assured when the decision has been made to exit a dealer. Currently, there are three dealers where revenue is being recognized on a cash basis. This resulted in deferred revenue of approximately $2,215 at November 29, 2008. There were no dealers that met these criteria in 2007.

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

Effective November 25, 2007, we adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), as described in Note 9 to the Consolidated Financial Statements. Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified.

Shipping and Handling Costs

Costs incurred to deliver retail merchandise to customers are recorded in selling, general and administrative expense and totaled $2,371 for 2008, $2,300 for 2007, and $2,775 for 2006. In order to drive price consistency throughout the store network, in July 2007, we began invoicing all of the store network and certain other wholesale customers on a fully landed basis such that the invoice price includes the freight charge for delivery. This business change resulted in approximately $16,382 and $5,232 of additional reported revenue and selling, general and administrative expenses related to freight charges for the store network and certain other wholesale customers for 2008 and 2007 respectively.

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred and are included in selling, general and administrative expenses. Advertising costs totaled $11,014, $12,482, and $11,194 in 2008, 2007, and 2006, respectively.

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

Business Insurance Reserves

We have self-funded insurance programs in place to cover workers’ compensation and health insurance claims. These insurance programs are subject to various stop-loss limitations and are partially re-insured through a captive insurance program. We accrue estimated losses using historical loss experience. Although we believe that the insurance reserves are adequate, the reserve estimates are based on historical experience, which may not be indicative of current and future losses. We adjust insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.

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

We analyzed our licensees under the requirements of FIN 46R. All of these licensees operate as Bassett Furniture Direct stores and are furniture retailers. We sell furniture to these licensees, and in some cases have extended credit beyond normal terms, made lease guarantees, guaranteed loans, or loaned directly to the licensees. Consistent with our critical accounting policies, we have recorded reserves for potential exposures related to these licensees. See Note 16 for disclosure of leases, lease guarantees and loan guarantees. Based on financial projections and best available information, substantially all licensees have sufficient equity to carry out their principal operating activities without subordinated financial support. We completed our assessment for other potential VIEs, and concluded that these entities were not required to be consolidated by us. Since adoption of FIN 46R, we have and will continue to reassess the status of potential VIEs including when facts and circumstances surrounding each potential VIE change.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of this interpretation effective November 25, 2007. The adoption of FIN 48 resulted in a non-cash transition (cumulative effect of a change in accounting principle) adjustment of $746 which was recorded as a decrease to beginning retained earnings.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157” or “the Standard”). The Standard defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS 123R, Share Based Payment.) The standard is effective for fiscal years beginning after November 15, 2007. Effective November 25, 2007, we adopted the provisions of SFAS 157 and recorded a fair value adjustment of $304 to properly state the net asset value of funds within the Bassett Industries Alterative Asset Fund, due to liquidation restrictions on those funds.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R” or “the Standard”). SFAS 141R establishes principles and requirements for how an acquiring entity recognizes and measures identifiable assets acquired, liabilities assumed, any

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

non-controlling interest in the acquiree, and any acquired goodwill. The Standard also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. It is effective for business combinations that occur during or after fiscal years that begin after December 15, 2008. This statement will be effective for us in fiscal 2010. We are currently evaluating the impact SFAS 141R will have on our financial statements.

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

3.	Inventories

Inventories consist of the following:

	November 29, 2008	November 24, 2007
Finished goods	$28,572	$36,102
Work in process	251	247
Raw materials and supplies	7,853	7,887
Retail merchandise	14,561	13,723

Total inventories on first-in, first-out cost method	51,237	57,959
LIFO adjustment	(7,393)	(7,409)

	$43,844	$50,550

During 2007, we liquidated certain LIFO inventories, which decreased cost of sales by $3,440. We source a significant amount of our wholesale product from other countries. During 2008, we purchased $17,637 and $12,050 from two vendors, respectively, located in China.

4.	Property and Equipment

	November 29, 2008	November 24, 2007
Land	$12,299	$9,195
Buildings and leasehold improvements	62,243	57,825
Machinery and equipment	81,526	86,975

	156,068	153,995
Less accumulated depreciation	(98,913)	(100,770)

	$57,155	$53,225

Depreciation expense for property and equipment was $5,979, $6,625, and $7,142, in 2008, 2007, and 2006, respectively. Net book value of property and equipment utilized by Company-owned stores for 2008, 2007 and 2006, was $32,048, $28,552 and $25,243, respectively.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

5.	Investments and Fair Value Disclosures

Our investments consist of a 99.8% interest in the Alternative Asset Fund with a value of $23,053 and $51,779 and a portfolio of marketable securities with a value of $12,007 and $25,145 as of November 29, 2008 and November 24, 2007, respectively. Collectively, these are recorded in our consolidated balance sheet under the caption of investments.

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

Level 1 Inputs—Quoted prices for identical instruments in active markets.

Level 2 Inputs—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs—Instruments with primarily unobservable value drivers.

The standard is effective for fiscal years beginning after November 15, 2007. Effective November 25, 2007, we adopted the provisions of SFAS 157.

The Alternative Asset Fund commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (General Partner) of the Alternative Asset Fund. Bassett and the General Partner are the only two partners. The objective of the Alternative Asset Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi- strategy and other market—neutral strategies. The General Partner has discretion to make all investment and trading decisions, including the selection of investment managers. The General Partner selects portfolio managers on the basis of various criteria, including, among other things, the manager’s investment performance during various time periods and market cycles, the fund’s infrastructure, and the manager’s reputation, experience, training and investment philosophy. Typically, the General Partner requires that each portfolio manager have a substantial personal investment in the investment program. Our investment in the Alternative Asset Fund, which totaled $23,053 at November 29, 2008, includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk.

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

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

We are entitled to affect partial withdrawals from our capital account at the end of any calendar quarter or calendar year subject to the withdrawal provisions and notice periods required by the underlying managers. These notice periods range from sixty-five days to six months and may be subject to lockup periods of up to one year. However, we have requested our general partner to attempt to liquidate all of our investments in the Alternative Asset Fund. During the third quarter of 2008, we received all of our investment in the Drawbridge Special Opportunities Fund, L.P. for the stated net asset value of $12,650. During the last half of 2008, we also received $5,600 from the HBK Fund, L.P. Due to the level of redemption requests, we have been informed that the remainder of the HBK Fund, L.P. should be redeemed over the next two years. We also have been informed that due to the magnitude of other redemption requests on the DB Zwirn Special Opportunities Fund, L,P., it is likely that it will be two to three years before our investment is fully redeemed. We expect to receive the total stated net asset value for the Zwirn investment. We also expect to receive a significant portion of our investment in Styx Partners, L.P. early in 2009 with the remainder to be received by the end of 2009. Due to the liquidation restrictions imposed on all of the remaining assets, we have determined that a discount to the stated net asset values is necessary to reflect the fair value as proscribed by SFAS No. 157. Consequently, we recorded a fair value adjustment of $66 as of November 29, 2008. Investment balances by fund are presented below.

	November 29, 2008	November 24, 2007
Styx Partners, L.P.	$13,461	$13,974
HBK Fund, L.P.	6,022	13,589
Drawbridge Special Opportunities Fund, L.P.	—	12,400
DB Zwirn Special Opportunities Fund, L.P.	3,254	5,735
Cash and Other	316	98
Contrarian Capital Trade Claims, L.P.	—	5,983

	$23,053	$51,779

The fair values of our marketable securities and our investment in the Alternative Asset Fund based on the level of inputs are summarized below:

	November 29, 2008
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Marketable Securities	$12,007	—	—	$12,007
Investment in Alternative Asset Fund	—	—	23,053	23,053

Total Assets	$12,007	—	$23,053	$35,060

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use level three or significant unobservable inputs for the period of November 24, 2007 to November 29, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
Investment in Fund
Balance at November 24, 2007	$51,779
Total losses included in earnings related to changes in underlying net assets	(5,319)
Tax withholdings by general partner	(91)
Total losses included in earnings related to liquidity discount	(66)
Redemptions	(23,250)
Transfers in and/or out of Level 3	—

Balance November 29, 2008	$23,053

Of the $(5,319) losses from the underlying net assets noted above, $(4,576) of those losses relate to fund assets that remain in the Alternative Asset Fund as of November 29, 2008.

Earnings from the Alternative Asset Fund were $3,024 and $5,162 for 2007 and 2006, respectively.

We have $12,007 of marketable securities consisting of a combination of equity and fixed income securities. We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income. We determine the fair value of our marketable securities based on quoted market prices. The adoption of SFAS 157 had no effect on the valuation of our marketable securities.

Although we have the ability to buy and sell the individual marketable securities, we are required to maintain a certain dollar amount in those brokerage accounts subject to the Securities Account Control Agreement as part of the revolving credit facility (see also Note 10 to the Consolidated Financial Statements).

Cost and unrealized holding gains (losses) of marketable securities are as follows:

	November 29, 2008	November 24, 2007
Fixed income securities	$1,446	$1,361
Equity securities	10,992	19,371

Total cost	12,438	20,732
Unrealized holding gains (losses)	(431)	4,413

Fair value	$12,007	$25,145

Of our $1,446 in fixed income securities, $434 matures in less than five years with the remainder being of a more long-term nature, maturing in greater than 20 years.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

The realized earnings from our marketable securities portfolio which includes realized gains and losses and dividend and interest income were $1,447, $2,897 and $2,121 for 2008, 2007 and 2006, respectively, and are recorded in income (loss) from investments in our consolidated statement of operations. The change in unrealized holding gains (losses) of $(4,844), $(1,045) and $1,314, is recorded in accumulated other comprehensive income, net of taxes of $1,893 for 2008, $212 for 2007, and $(441) for 2006.

Our unrealized gains and losses as of November 29, 2008 consisted of the following:

	Market Value	Cost Basis	Unrealized Gain (Loss)
Securities in a gain position	$3,816	$3,225	$591
Securities where market value and cost basis are the same	4,585	4,585	—
Securities in a loss position	3,606	4,628	(1,022)

Total	$12,007	$12,438	$(431)

Securities in an unrealized loss position in 2007 were not significant.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we writedown the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. Due to the significant decline in the financial markets during the fiscal fourth quarter, many of our holdings sustained significant losses. Consequently, we recorded $3,296 in losses in our consolidated statement of operations in 2008.

6.	Income from the Continued Dumping and Subsidy Offset Act

In 2000, the United States Congress passed the Continued Dumping and Subsidy Offset Act (CDSOA). The Act requires that revenues from antidumping and countervailing duties on designated imports be distributed, on an annual basis, to the domestic producers that were either petitioners or interested parties supporting the petition that resulted in duties being levied. The CDSOA originally targeted the steel industry and eventually spread to other industries, including the furniture industry, specifically targeting wooden bedroom furniture produced in China. We supported the petition on wooden bedroom furniture produced in China. We recognized $2,122, $2,135 and $1,549 of CDSOA income in 2008, 2007, and 2006, respectively.

In early 2006, legislation was enacted that ends CDSOA distributions for monies collected after September 30, 2007. Therefore, we expect that distributions after 2008 will be reduced and will eventually cease.

7.	Goodwill

We had $532 and $3,548 of goodwill as of November 29, 2008 and November 24, 2007, respectively, recorded as part of other long-term assets in the accompanying consolidated balance sheets.

We performed our annual goodwill impairment review as of the beginning of our fiscal fourth quarter. Based on our discounted cash flow analysis, the sharp decline in our market capitalization over the last half of the year and the continuing recessionary environment for the home furnishings industry, we concluded that our goodwill was impaired and recorded a charge of $3,548 in restructuring, impaired asset charges and other unusual gains, net in our consolidated statement of operations. See also Note 13 to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

The carrying value of our goodwill by reporting unit and the activity for fiscal 2008 and 2007 is as follows:

	Wholesale	Retail	Real Estate/ Investments	Total
Balance as of November 25, 2006	$3,463	$—	$—	$3,463

Goodwill from acquisitions	120			120
Other activity	(35)		—	(35)

Balance as of November 24, 2007	3,548	—	—	3,548

Goodwill from store acquisition	383	149		532
Impairment charge	(3,548)		—	(3,548)

Balance as of November 29, 2008	$383	$149	$—	$532

Effective November 1, 2008, we acquired the operations of our licensee stores in the Washington, DC market and recorded $532 in goodwill for the excess of the purchase price of the assets over their fair value. The acquisition was funded through a combination of the existing licensee’s accounts receivable and the assumption certain debt of the licensee.

On November 1, 2007, we announced the acquisition of the operations of two stores in the Charleston, South Carolina area from a former licensee and that we had begun the process of acquiring the land and buildings for those stores. During the first quarter of 2008, we completed the acquisition of the land and buildings for $6,800. We funded the acquisition through additional real estate debt of approximately $5,000 and the use of preexisting accounts receivable from the former licensee. There was no goodwill associated with this acquisition.

8.	Unconsolidated Affiliated Companies

International Home Furnishings Center:

The International Home Furnishings Center (“IHFC”) owns and leases showroom space in High Point, North Carolina. Our ownership interest is 46.9% and is accounted for using the equity method. Our investment reflects a credit balance due to our cumulative receipt of dividends exceeding our cumulative portion of IHFC’s earnings. The credit balance was $11,910 and $12,244 at November 29, 2008 and November 24, 2007, respectively, and is reflected in the liabilities section in the accompanying consolidated balance sheets. This negative book value resulted from IHFC’s refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners. The carrying value of our investment in IHFC is greater than the underlying deficit in the IHFC financial statements by $17,055.

Our share of earnings which is recorded in income from unconsolidated affiliated companies, net in our consolidated statement of operations and dividends from this investment were as follows:

	Earnings Recognized	Dividends Received
Fiscal 2008	$6,425	$6,091
Fiscal 2007	6,316	6,091
Fiscal 2006	6,666	6,560

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Summarized financial information for IHFC is as follows:

	2008	2007	2006
Current assets	$14,154	$16,935	$19,871
Non-current assets	46,777	48,284	47,535
Current liabilities	12,206	15,243	19,566
Long-term liabilities	110,485	112,625	110,906
Revenues	45,718	47,089	46,764
Net income	13,713	13,570	14,198

The complete financial statements of IHFC are included in our annual report on Form 10-K. Based on current and expected future earnings of IHFC, we believe that the market value of this investment is positive and substantially greater than its book value of negative $11,910 at November 29, 2008.

We also lease 28,576 square feet of showroom space from IHFC at what we believe to be competitive market rates.

Other affiliates:

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which hauls freight for many of our customers. Our investment balance was $4,718 at November 29, 2008 and $4,842 at November 24, 2007 and is recorded in other long-term assets. Company-owned retail stores paid Zenith approximately $4,177, $3,518, and $3,700, for freight expense in 2008, 2007, and 2006, respectively. We recorded the following losses in income from unconsolidated affiliated companies, net in our consolidated statements of operations:

	2008	2007	2006
Losses incurred	$(125)	$(422)	$(248)

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

Prior to the BFDNE transaction, we accounted for our 30% investment in BFDNE using the equity method of accounting. Accordingly, we recorded the following losses in income from unconsolidated affiliated companies, net in our consolidated statements of operations:

	2008	2007	2006
Losses incurred	$—	$(595)	$(1,954)

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

9.	Income Taxes

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	November 29, 2008	November 24, 2007	November 25, 2006
Statutory federal income tax rate	(34.0)%	(35.0)%	35.0%
Dividends received deduction	(8.2)	(13.9)	(33.2)
Adjustment to deferred tax asset related to LRG investment becoming wholly owned	—	17.1	—
Goodwill impairment	5.2	—	7.4
Change in income tax valuation allowance	98.2	1.9	6.3
Adjustment to earnings of affiliates	12.5	—	—
Change in income tax reserves	(0.7)	0.6	1.1
State income tax, net of federal benefit	(2.6)	(1.5)	—
Other	1.9	1.7	(0.7)

Effective income tax rate	72.3%	(29.1)%	15.9%

The components of the income tax provision (benefit) are as follows:

	November 29, 2008	November 24, 2007	November 25, 2006
Current:
Federal	$(740)	$(2,012)	$1,608
State	282	916	855

Deferred:
Federal	14,512	(2,417)	(1,411)
State	2,891	(546)	(26)

Total	$16,945	$(4,059)	$1,026

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 29, 2008	November 24, 2007
Deferred income tax assets:
Trade accounts receivable	$4,359	$2,988
Inventories	1,969	1,600
Property and equipment	2,031	1,561
Notes receivable	1,217	633
Retirement benefits	5,269	5,888
Federal net operating loss and credit carryforwards	827	—
State net operating loss carryforwards	2,153	1,227
Unrealized holding losses, net	168	—
Other than temporary impairment of marketable securities	891	—
Unrealized loss from affiliates, net	4,473	3,270
Lease termination accruals	871	843
Other	1,122	771

Gross deferred income tax assets	25,350	18,781
Valuation allowance	(24,430)	(1,047)

Total deferred income tax assets	920	17,734
Deferred income tax liabilities:
Prepaid expenses and other	148	110
Unrealized holding gains, net	—	1,721

Total gross deferred income tax liabilities	148	1,831

Net deferred income tax assets	$772	$15,903

In accordance with SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109), we evaluate our deferred income tax assets quarterly to determine if valuation allowances are required or should be adjusted. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. Due to the losses in the fourth quarter of 2008, we are in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While our long-term financial outlook remains positive and we have certain strategies that could produce future taxable income and depending on timing, may help us to realize our deferred tax assets. However, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited. Due to the weight of the negative evidence, including the cumulative losses and a market capitalization well below our book value, we recorded a $23,383 charge to establish a valuation allowance against substantially all of our deferred tax assets during the fourth quarter of 2008. We will continue to evaluate the need for the allowance on a quarterly basis and if additional positive evidence is obtained (such as the Company returning to profitability), the valuation allowance could decrease.

We have a federal net operating loss carryforwards for tax purposes of $1,882 to offset future taxable income which expire in 2028. We also have state net operating loss carryforwards available to offset future taxable state income of $41,826, which expire in varying amounts between 2009 and 2028. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

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

Income taxes paid, net of refunds received, during 2008, 2007, and 2006 were $295, $1,785, and $3,579, respectively.

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

Unrecognized tax benefits at November 25, 2007	$1,687
Gross increases	19
Gross decreases	(118)

Balance at November 29, 2008	$1,588

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. During 2008, we recognized $54 of interest expense recovery and $22 of penalty expense recovery related to the unrecognized benefits noted above in our consolidated statement of operations. The consolidated balance sheet includes accrued interest of $318 and penalties of $184 due to unrecognized tax benefits.

Significant judgment is required in evaluating the Company’s federal and state tax positions and in the determination of its tax provision. Despite our belief that the liability for unrecognized tax benefits is adequate, it

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Currently, there are no examinations in process of any of the Company’s income tax returns. We remain subject to examination for tax years 2005 through 2007 for all of our major tax jurisdictions.

10.	Real Estate Notes Payable and Other Long-Term Debt

Certain of our retail real estate properties have been financed through commercial mortgages which are payable over periods of six to twenty years and have interest rates ranging from 6.73% to 9.18%. These mortgages are collateralized by the respective properties with net book value of $32,258 at November 29, 2008. The current portion of these mortgages, $812 and $672 as of November 29, 2008 and November 24, 2007, respectively, has been included as a current liability in other accrued liabilities in the accompanying consolidated balance sheet. The long-term portion, $21,346 and $18,850 as of November 29, 2008, and November 24, 2007, respectively, is presented as real estate notes payable in the consolidated balance sheet. The fair value of our real estate notes payable is $20,036. Our weighted average interest rate is 7.81%. Interest paid on our mortgages during 2008, 2007 and 2006 was $1,775, $1,587 and $1,293, respectively.

Maturities of real estate notes payable are as follows:

2009	$812
2010	8,468
2011	5,542
2012	274
2013	3,122
Thereafter	3,940

$22,158

We amended our existing revolving credit facility in August 2008 by increasing the amount available, extending the maturity date an additional two years and amending certain covenants. The credit facility, as amended, provides for borrowings of up to $45,000 at a variable interest rate of LIBOR plus 1.75% (3.66% on November 29, 2008). The facility is secured by a pledge of certain of our marketable securities and substantially all of our receivables and inventories. Borrowings under the facility, which matures November 30, 2010, totaled $19,000 and $10,000 at November 29, 2008, and November 24, 2007, respectively. After coverage for letters of credit and certain loan guarantees, we had $10,554 available for borrowing under the facility at November 29, 2008. To the extent the value of the marketable securities falls below $16,000, our Borrowing Base, as defined, is decreased by 125% of the difference between $16,000 and the actual value of those securities.

This facility contains, among other provisions, certain defined financial requirements including a maximum ratio of debt to equity and a minimum level of net worth. Due to the charges recorded in the fourth quarter of 2008, the Company’s net worth decreased below the levels specified in the revolving credit facility. Subsequent to year end, the Company received a waiver of the violation from its bank and a reduction of the net worth covenant requirements for fiscal 2009 and 2010. The other relevant terms in the facility including the interest rate were not significantly amended.

Total interest paid during 2008, 2007 and 2006 was $2,662, $2,774 and $2,166, respectively.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

11.	Post-Employment Benefit Obligations

Supplemental Retirement Income Plan

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. Upon retirement, the Supplemental Plan provides for lifetime monthly payments in an amount equal to 65% of the participant’s final average compensation as defined in the Supplemental Plan, which amount is reduced by certain social security benefits to be received and other benefits provided by us. The Supplemental Plan also provides a death benefit that is divided into (a) prior to retirement death, which pays the beneficiary 50% of final average annual compensation for a period of 120 months, and (b) post-retirement death, which pays the beneficiary 200% of final average compensation in a single payment. We own life insurance policies with a current net death benefit of $6,342 on these executives and expect to substantially fund this death benefit through the proceeds received upon the death of the executive. Funding for the remaining cash flows is expected to be provided through operations. There are no benefits payable as a result of a termination of employment for any reason other than death or retirement, other than a change of control provision which provides for the immediate vesting and payment of the retirement benefit under the Supplemental Plan in the event of an employment termination resulting from a change of control.

Summarized information for the plan measured as of the end of each year presented, is as follows:

	2008	2007
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$12,034	$12,819
Service cost	54	101
Interest cost	632	676
Actuarial losses (gains)	(953)	(579)
Benefits paid	(1,096)	(983)

Projected benefit obligation at end of year (Funded Status)	$10,671	$12,034

Accumulated Benefit Obligation	$10,412	$11,634

Amounts recognized in the consolidated balance sheet:
Current liabilities	$(1,189)	$(984)
Noncurrent liabilities	(9,482)	(11,050)

	$(10,671)	$(12,034)

Amounts recognized in accumulated other comprehensive income:
Transition obligation	$424	$455
Actuarial (gain) loss	(111)	842

Net amount recognized	$313	$1,297

Total recognized in net periodic benefit cost and accumulated other comprehensive income:	$120	$1,404

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

	2008	2007	2006
Components of Net Periodic Pension Cost:
Service cost	$54	$101	$89
Interest cost	632	676	631
Amortization of transition obligation	42	42	42
Amortization of unrecognized actuarial loss	—	12	—

Net periodic pension cost	$728	$831	$762

Assumptions used to determine net periodic pension cost:
Discount rate	6.25%	5.50%	5.75%
Increase in future compensation levels	3.00%	3.00%	6.00%

Estimated Future Benefit Payments (with mortality):
Fiscal 2009	1,189
Fiscal 2010	1,155
Fiscal 2011	1,115
Fiscal 2012	1,074
Fiscal 2013	1,029
Fiscal 2014 through 2018	4,388

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or benefits permitted. We recognized expense of $456, $450, and $454 in fiscal 2008, 2007, and 2006, respectively, associated with the plan. Our liability under this plan was $3,347 and $3,443 as of November 29, 2008 and November 24, 2007, respectively, and is reflected in post employment benefit obligations.

Defined Contribution Plan

We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Prior to October 1, 2006, employee contributions to the Plan were matched by us at the rate of 115% of the first 2% through 5% of the employee’s contribution, based on years of service. Beginning October 1, 2006, employee contributions are matched at the rate of 50% of up to 8% of gross pay, regardless of years of service. The Plan incorporates provisions of Section 401(k) of the Internal Revenue Code. Employer matching contributions to the Plan for 2008, 2007, and 2006 were approximately $636, $783, and $875, respectively.

12.	Capital Stock and Stock Compensation

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment, (“SFAS No. 123R”) which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” for our stock-based employee and director compensation plans. SFAS 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The Company’s results of operations for the years ending November 29, 2008, November 24, 2007 and November 25, 2006, include $252, $228 and $151, respectively, of compensation expense related to restricted stock and stock options.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

We had a Long Term Incentive Stock Option Plan that was adopted in 1993 (the “1993 Plan”) and expired in 2003. Under the 1993 Plan, we had reserved for issuance 450,000 shares of common stock. Options outstanding under the 1993 Plan expired at various dates through 2007. Under the Employee Stock Plan adopted in 1997 (the “1997 Plan”), we reserved for issuance 950,000 shares of common stock. In addition, the terms of the 1997 Plan allow for the re-issuance of any stock options which have been forfeited before being exercised. An additional 500,000 shares of common stock were authorized for issuance in 2000. Options granted under the 1997 Plan may be for such terms and exercised at such times as determined by the Organization, Compensation, and Nominating Committee of the Board of Directors. Vesting periods typically range from one to three years. No shares are available for grant under the plan at November 29, 2008.

We had a Stock Plan for Non-Employee Directors, adopted in 1993 and amended in 2000, which expired in 2003. Under this stock option plan, we reserved for issuance 125,000 shares of common stock, including an additional 50,000 shares of common stock that were authorized for issuance in 2001. No shares were available for grant under the plan at November 29, 2008. These options are exercisable for 10 years commencing six months after the date of grant.

During 2005, we adopted a Non-Employee Directors Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan authorized incentive awards in the form of restricted stock or stock grants. All Directors of the Company who are not full-time employees of the Company are eligible to receive incentive awards under the Incentive Plan. There were 100,000 shares of common stock reserved for grant under the Incentive Plan. Shares available for grant under the Incentive Plan were 74,074 and 82,705 at November 29, 2008 and November 24, 2007, respectively.

Option activity under the foregoing plans is as follows:

	Number of shares	Weighted average price per share
Outstanding at November 26, 2005	1,326,410	$20.54
Granted	150,000	16.96
Exercised	(22,500)	15.83
Forfeited	(38,000)	23.67

Outstanding at November 25, 2006	1,415,910	20.15
Granted	213,500	11.71
Exercised	(19,000)	13.79
Forfeited	(119,725)	24.83

Outstanding at November 24, 2007	1,490,685	18.64
Granted	—	—
Exercised	(1,000)	10.54
Forfeited	(258,047)	29.71

Outstanding at November 29, 2008	1,231,638	$16.33

Exercisable at November 29, 2008	1,014,311	$16.94
Exercisable at November 24, 2007	1,164,685	$20.08
Exercisable at November 25, 2006	1,262,577	$20.54

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

average of the life of options, and forfeitures are estimated on the date of grant based on certain historical data. No options were granted in 2008. The weighted average for key assumptions used in determining the fair value of options granted during 2007 and 2006 are as follows:

	2007	2006
Expected life of options in years	5	5
Risk-free interest rate	4.2%	5.1%
Expected volatility	25.0%	30.0%
Dividend yield	7.0%	4.5%

As of November 29 2008 and November 24, 2007, there were 217,327 and 326,000 unvested stock options, respectively, and $394 and $640, respectively, of total unrecognized compensation cost related to nonvested stock options granted under the Plans. Substantially all of these options vest over four years with 25% vesting on each anniversary date. Compensation expense is recognized using the straight-line method. The weighted average grant date fair value of these unvested options at November 29, 2008 and November 24, 2007 was $2.22. As of November 29, 2008 and November 24, 2007, there were 1,014,311 and 1,164,685 vested stock options with a weighted average grant date fair value of $4.27 and $5.43, respectively. The weighted average grant date fair value of forfeited options during 2008 and 2007 was $8.63 and $6.90, respectively.

The weighted average fair value of options granted during 2007 was $1.44. There were no options granted during 2008. The aggregate intrinsic value of options exercised during 2008 and 2007 was $1 and $50, respectively. The aggregate intrinsic value of options outstanding and exercisable at November 29, 2008 and November 24, 2007 was $0.

We implemented an Employee Stock Purchase Plan (“ESPP”) in the fourth quarter of fiscal year 2000. This plan allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the plan we sold 25,308 16,882, and 14,213 shares to employees in 2008, 2007 and 2006, respectively, which resulted in an immaterial amount of compensation expense.

We issued 7,800 shares of restricted stock in 2006, under the 1997 Plan. These shares vest over a two year period with half vesting after one year of service and the other half vesting after two years of service. As of November 29, 2008 and November 24, 2007, there was $2 and $38 of total unrecognized compensation expense related to the restricted shares.

For various price ranges, weighted-average characteristics of outstanding stock options at November 29, 2008, were as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 9.68 — $12.90	170,000	7.3	$10.68	68,000	$10.72
$12.91 — $16.13	568,638	1.6	14.98	528,311	14.98
$16.14 — $19.35	161,500	6.1	16.91	86,500	16.89
$19.36 — $22.58	324,500	3.2	21.24	324,500	21.24
$22.59 — $25.80	7,000	0.1	22.73	7,000	22.73

	1,231,638			1,014,311

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

13.	Restructuring, asset impairment, and other charges

The following table summarizes the restructuring and other unusual charges (gains) by year:

	2008	2007	2006
Restructuring, impaired asset charges and unusual gains, net
Impairment of goodwill (See note 7)	$3,548	$—	$1,359
Impairment of leasehold improvements	624	975	—
Impairment of other intangibles	240	—	—
Asset impairment charge associated with the Bassett plant closure	—	3,609	—
Severance	—	960	—
Gain on sale of the airplane	(1,342)	—	—

	$3,070	$5,544	$1,359

Proxy defense costs	$1,418	$—	$—

Lease exit costs	$642	$2,297	$—

LRG settlement and debt restructuring	$—	$2,154	$—

Fiscal 2008

The operating results for the year ended November 29, 2008 included several unusual pretax items. During the fourth quarter, we recorded a $3,548 charge for the impairment of goodwill related to our wholesale reporting unit (see also Note 7 to the Consolidated Financials Statements for further discussion). We also recorded an additional impairment charge of $240 related to other intangibles. During 2008, we also recorded $624 to write-off the leasehold improvements and $642 for lease exit costs related to the closure of a corporate retail store. As part of our cost-cutting efforts, we sold our former airplane for $2,092 and recorded a gain of $1,342. Finally, we incurred legal and other expenses of $1,418 related to the proxy contest with Costa Brava Partnership III L.P. during the second quarter of 2008.

Fiscal 2007

During the first quarter of 2007, we made the decision to cease operations at our wood manufacturing facility in Bassett, Virginia. The closure of the 323,000 square foot facility was completed during June of 2007 and affected approximately 280 employees. The Company has sourced the majority of the products previously produced at this facility from overseas suppliers, continued to produce certain custom bedroom products domestically and discontinued providing certain slower selling items. As a result of this decision, we recorded a $3,609 charge to write down the value of the plant and equipment and a $960 charge for severance benefits. We have disbursed all of the severance benefits.

During 2007, we also reduced our leased showroom space in the International Home Furnishings Center by approximately 60% and recorded a $975 charge to write-off the net book value of the corresponding capitalized tenant improvements.

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

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

During the fourth quarter of 2007, we recorded a pretax charge of $2,154 related to a settlement and debt restructuring with the minority interest partners of LRG Furniture, LLC. This $2,154 liability bears interest at 6.0% and is payable quarterly with principal amounts ranging from $50 to $75 depending on available cash flow, as defined, from LRG. The balance of the liability at November 29, 2008 is $1,954. As part of the settlement, we purchased the remaining 20% interest in LRG for an additional $100. In conjunction with the settlement and debt restructuring, we recorded a tax charge of $2,383 associated with the write-off of deferred taxes due to the termination of the LRG partnership.

Fiscal 2006

In 2006, we performed our annual goodwill impairment review and determined that the goodwill associated with our retail reporting unit was impaired and recorded a $1,359 charge to write-off all of the retail goodwill.

14.	Contingencies

We are involved in various claims and actions, including environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

15.	Leases, Lease Guarantees and Loan Guarantees

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of independent and partnership licensee BFD stores. Our decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof. Some store leases contain contingent rental provisions based upon sales volume. Additionally, we lease showroom space from IHFC, which is priced at what we believe to be a market rate. Lease terms range from one to 15 years and generally have escalating rent provisions and renewal options of between five and 15 years. The following schedule shows future minimum lease payments under non-cancelable leases having remaining terms in excess of one year as of November 29, 2008:

2009	$15,848
2010	15,419
2011	14,538
2012	13,896
2013	11,695
Thereafter	25,377

$96,773

Lease expense was $13,340, $12,679, and $11,507 for 2008, 2007, and 2006, respectively.

In addition to subleasing certain of these properties, we own retail real estate which we in turn lease to licensee operators of BFD stores. The following schedule shows minimum future rental income related to pass-through rental expense on subleased property as well as rental income on real estate owned by Bassett, excluding subleases based on a percentage of sales.

2009	$5,748
2010	5,789
2011	5,418
2012	5,146
2013	4,872
Thereafter	10,809

$37,782

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Real estate expense (including lease costs, depreciation, insurance, and taxes), net of rental income, was $1,487 in 2008, $838 in 2007, and $775 in 2006 and is reflected in other expense, net in the accompanying consolidated statements of operations.

As part of the expansion strategy for our BFD program, we have guaranteed certain lease obligations and real estate loan obligations of licensee operators. Lease guarantees range from one to ten years. The guarantee party is generally required to make periodic fee payments to us in exchange for the guarantee. We were contingently liable under licensee lease obligation guarantees in the amount of $11,605 and $12,672 at November 29, 2008 and November 24, 2007, respectively.

We have also guaranteed loans of certain of our BFD dealers to finance initial inventory packages for those stores. Loan guarantees have three year terms, are collateralized by the inventory and generally carry a personal guarantee of the independent dealer. The total contingent liability with respect to these loan guarantees as of November 29, 2008, and November 24, 2007, was $7,869 and $9,056, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations. The fair value of guarantees at November 29, 2008 and November 24, 2007, were $788 and $428, respectively, and are recorded in accrued liabilities in the accompanying consolidated balance sheets.

16.	Earnings Per Share

The following table reconciles basic and diluted earnings per share:

	Shares	Net Income (loss)	Earnings (loss) Per Share
2008:
Basic EPS	11,663,857	$(40,355)	$(3.46)
Effect of Options	—	—	—

Diluted EPS	11,663,857	$(40,355)	$(3.46)

2007:
Basic EPS	11,810,055	$(9,910)	$(0.84)
Effect of Options	—	—	—

Diluted EPS	11,810,055	$(9,910)	$(0.84)

2006:
Basic EPS	11,808,053	$5,429	$0.46
Effect of Options	93,530	—	—

Diluted EPS	11,901,583	$5,429	$0.46

Due to the net losses in 2008 and 2007, the potentially dilutive securities would have been antidilutive and are therefore excluded.

Options to purchase 1,231,638 shares of common stock in 2008, 1,490,685 shares of common stock in 2007 and 701,272 shares of common stock in 2006 were outstanding at the end of each such fiscal year and were excluded from the computation as their effect is antidilutive.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

17.	Segment Information

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

Our retail segment consists of Company-owned BFD and BHF stores. Our retail segment includes the revenues, expenses, assets and liabilities (including real estate) and capital expenditures directly related to these stores.

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

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

The following table presents segment information for each of the last three fiscal years:

	November 29, 2008	November 24, 2007	November 25, 2006
Net Sales
Wholesale	$242,094	$247,676	$284,803
Retail	97,176	87,537	84,401
Inter-company elimination	(50,972)	(39,829)	(40,990)

Consolidated	$288,298	$295,384	$328,214

Income(loss) from Operations
Wholesale	$(3,105)	$(964)	$12,096
Retail	(9,785)	(10,780)	(12,126)
Inter-company elimination	(556)	(312)	(626)
Income from CDSOA	2,122	2,135	1,549
Restructuring, impaired asset charges and unusual gains, net	(3,070)	(5,544)	(1,359)
Proxy defense costs	(1,418)	—	—
Lease exit costs	(642)	(2,297)	—
LRG settlement and debt restructuring	—	(2,154)	—

Consolidated	$(16,454)	$(19,916)	$(466)

Identifiable Assets
Wholesale	$125,402	$149,627	$147,557
Retail	53,775	52,624	50,558
Investments and real estate	64,648	108,452	112,118

Consolidated	$243,825	$310,703	$310,233

Depreciation and Amortization
Wholesale	$3,432	$5,570	$5,695
Retail	2,383	1,706	1,793
Investments and real estate	1,698	1,813	1,765

Consolidated	$7,513	$9,089	$9,253

Capital Expenditures
Wholesale	$893	$1,818	$2,829
Retail	3,809	3,619	522
Investments and real estate	858	482	3,587

Consolidated	$5,560	$5,919	$6,938

A breakdown of wholesale sales by product category for each of the last three fiscal years is provided below:

	November 29, 2008	November 24, 2007	November 25, 2006
Wood	54%	56%	58%
Upholstery	46%	44%	42%

	100%	100%	100%

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

18.	Quarterly Results of Operations (unaudited)

	2008
	First (1)	Second (2)	Third (3)	Fourth (4)
Net sales	$81,599	$74,862	$70,159	$61,678
Gross profit	32,627	29,518	28,054	24,700
Net income (loss)	518	(391)	(2,652)	(37,830)
Basic earnings (loss) per share	0.04	(0.03)	(0.23)	(3.24)
Diluted earnings (loss) per share	0.04	(0.03)	(0.23)	(3.24)

	2007
	First (5)	Second (6)	Third	Fourth (7)
Net sales	$73,420	$75,432	$70,497	$76,035
Gross profit	22,311	23,946	24,650	29,476
Net income (loss)	(4,188)	(2,420)	676	(3,978)
Basic earnings (loss) per share	(0.35)	(0.20)	0.06	(0.35)
Diluted earnings (loss) per share	(0.35)	(0.20)	0.06	(0.35)

(1)	Includes 14 weeks as fiscal 2008 consists of 53 weeks.
(2)	Includes $1,418 for costs associated with the proxy contest with Costa Brava Partnership III L.P., a $384 impairment charge associated with the closure of a corporate retail store and a $1,342 gain on the sale of our airplane. See Note 13 for further details.
(3)	Includes impairment charges of $240 and lease exit charges of $642 related to the closure of a corporate retail store. See Note 13 for further details.
(4)	Includes $3,788 of impairment charges for goodwill and other intangibles, a $3,097 charge for the other than temporary impairment of our marketable securities portfolio, a $23,383 charge to write-off substantially all of our deferred tax assets and income of $2,122 associated with the Continued Dumping & Subsidy Offset Act. See Notes 6, 7, 9 and 13 for further details.
(5)	Includes asset impairment charge of $3,609 related to the closure of the Bassett plant. See Note 13 for further details.
(6)	Includes charges of $1,934 for lease exit costs, $975 write-off leasehold improvements for our showroom and $960 of severance charges associated with the closure of the Bassett plant. See Note 13 for further details.
(7)	Includes charges of $2,154 for the LRG settlement and debt restructuring, $2,383 for the write-off of deferred tax assets associated with LRG, $363 for lease exit costs, and income of $2,135 associated with the Continued Dumping & Subsidy Offset Act. See Notes 6, 9 and 13 for further details.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The significant deterioration in the economic environment fueled by volatile financial markets and lagging consumer confidence resulted in a significant loss during our fourth quarter of 2008. A portion of this loss related to certain non-routine accounting estimates and other transactions, including the recording of impairments to the Company’s marketable securities portfolio and determining the appropriate valuation of its deferred income taxes. The extent of the stock market decline, further deterioration in the furniture industry and the credit collapse placed increased pressure and focus on the processes and assumptions used by the Company in accounting for such transactions. As part of the year end audit process, our independent registered public accountants identified material adjustments to those items.

Based upon their disclosure controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were not effective as of November 29, 2008, due to the lack of sufficient management control processes to ensure that certain non-routine transactions are properly accounted for and disclosed.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 29, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our assessment as of November 29, 2008, identified a material weakness in that our management control processes were not sufficient to ensure that certain non-routine accounting estimates and other transactions (principally, other than temporary impairments of marketable securities and the valuation of deferred income taxes) were accounted for correctly. This control deficiency resulted in material adjustments being identified by our independent registered public accountants as part of the year end audit process. Additionally, this control deficiency, if not remediated, could result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of November 29, 2008.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Remediation of deficiency in Disclosure Controls and internal control over financial reporting.

We believe that we did not have sufficient management control processes to ensure that certain non-routine transactions and estimates were accounted for properly. Our plan to remediate this deficiency includes the following:

•

Reassess the assumptions used in certain accounting estimates. We will continually challenge all assumptions inherent in our significant judgmental accounting estimates to ensure that those assumptions are reasonable based on the current environment and supportable within the current accounting literature. We will ensure a second level review is conducted for all such accounting estimates.

•

Proactively review for other new or changed non-routine transactions and challenge the accounting prior to the commencement of the period end closing process. We will proactively review for new non-routine transactions and for non-routine transactions that may require an accounting process change due to new accounting pronouncements, changes in the business environment or changes in the Company. As business, regulatory and other matters evolve in the future, we will consult with our independent registered public accountant, other third party advisors, or the audit committee to ensure issues with accounting and financial reporting implications are addressed on a timely basis.

Although we believe the execution of this plan will improve our systems of disclosure controls and internal controls over financial reporting, the effectiveness of this plan, once executed, will be subject to testing by us and our independent registered public accountants and there can be no assurance at this time that the plan will effectively remediate the material weakness described above.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Bassett Furniture Industries, Incorporated:

We have audited Bassett Furniture Industries, Incorporated’s internal control over financial reporting as of November 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bassett Furniture Industries, Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management lacks sufficient control processes to ensure that certain non-routine accounting estimates and other transactions are properly accounted for and disclosed. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated February 12, 2009 on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Bassett Furniture Industries, Incorporated has not maintained effective internal control over financial reporting as of November 29, 2008, based on the COSO criteria.

/s/ Ernst & Young LLP

Greensboro, North Carolina

February 12, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information to be contained in the Proxy Statement under the captions “Election of Directors”, “Board and Board Committee Information”, “Code of Business Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference thereto. Please see section entitled “Executive Officers of the Registrant” in Item 4b of Part I of this report for information concerning executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

The information to be contained in the Proxy Statement under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Director Compensation”, “Organization, Compensation and Nominating Committee Report”, and, if applicable, “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference thereto.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be contained in the Proxy Statement under the headings “Principal Stockholders and Holdings of Management” is incorporated herein by reference thereto.

The information to be included in the Proxy Statement under the captions “Board and Board Committee Information” and “Equity Compensation Plan Information” is incorporated herein by reference thereto.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information to be included in the Proxy Statement under the caption “Other Transactions” is incorporated herein by reference thereto.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be contained in the Proxy Statement under the caption “Audit and Other Fees” is incorporated herein by reference thereto.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	International Home Furnishings Center, Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended October 31, 2008, 2007 and 2006.

	(2)	Financial Statement Schedule:

Schedule II—Analysis of Valuation and Qualifying Accounts for the years ended November 29, 2008, November 24, 2007 and November 25, 2006.

	(3)	Listing of Exhibits

		3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

		3B.	Amendment to By-laws including By-laws as amended to date is incorporated herein by reference to Form 8-K filed on December 21, 2004.

		4A.	Amended and Restated Credit Agreement and General Security Agreement with Branch Banking & Trust Company dated October 31, 2007. Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

		**10A.	Bassett 1993 Long Term Incentive Stock Option Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no.33-52405) filed on February 25, 1994.

		**10B.	Bassett Executive Deferred Compensation Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		**10C.	Bassett Supplemental Retirement Income Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		**10D.	Bassett 1993 Stock Plan for Non-Employee Directors as amended is incorporated herein by reference to Form 10-K for the fiscal year ended November 25, 2000.

		**10E.	Bassett 1997 Employee Stock Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no. 333-60327) filed on July 31, 1998.

		**10F.	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Plan is incorporated herein by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on January 28, 2005.

		**10G.	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Form Grant Letter for Restricted Stock Award is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		**10H.	Bassett Furniture Directors Compensation is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		**10I.	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Stock Option Award Agreement is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		**10J.	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Grant Letter for Restricted Stock Award is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

21.	List of subsidiaries of the Registrant

23A.	Consent of Independent Registered Public Accounting Firm

23B.	Consent of Independent Registered Public Accounting Firm

31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31B.	Certification of Barry C. Safrit, Senior Vice President, Finance and Administration, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32B.	Certification of Barry C. Safrit, Senior Vice President, Finance and Administration, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ ROBERT H. SPILMAN, JR.	Date: February 12, 2009
Robert H. Spilman, Jr. President and Chief Executive Officer Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ PAUL FULTON	Date: February 12, 2009
Paul Fulton Chairman of the Board of Directors

By:	/s/ PETER W. BROWN	Date: February 12, 2009
Peter W. Brown Director

By:	/s/ HOWARD H. HAWORTH	Date: February 12, 2009
Howard H. Haworth Director

By:	/s/ GEORGE W. HENDERSON, III	Date: February 12, 2009
George W. Henderson, III Director

By:	/s/ KRISTINA K. HERBIG	Date: February 12, 2009
Kristina K. Herbig Director

By:	/s/ DALE C. POND	Date: February 12, 2009
Dale C. Pond Director

By:	/s/ WILLIAM C. WAMPLER, JR.	Date: February 12, 2009
William C. Wampler, Jr. Director

By:	/s/ WILLIAM C. WARDEN, JR.	Date: February 12, 2009
William C. Warden, Jr. Director

By:	/s/ BARRY C. SAFRIT	Date: February 12, 2009
Barry C. Safrit Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

International Home Furnishings Center, Inc.

and Subsidiaries

Consolidated Financial Statements

Years Ended October 31, 2008, 2007 and 2006

International Home Furnishings Center, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

International Home Furnishings Center, Inc.

High Point, North Carolina

We have audited the accompanying consolidated balance sheets of International Home Furnishings Center, Inc. and Subsidiaries as of October 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended October 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Home Furnishings Center, Inc. and Subsidiaries at October 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

High Point, North Carolina

January 15, 2009

Page 1	1829 Eastchester Drive, PO Box 2646 High Point, NC 27261-2646 Ph. 336.889.5156 Fx. 336.889.6168 www.dixon-hughes.com

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

October 31, 2008 and 2007

	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,308,662	$9,383,356
Restricted cash	143,750	143,750
Short-term investments	—	921,323
Receivables
Trade (net of allowance of $275,000 in 2008)	2,211,150	1,966,144
Interest	—	1,323
Current portion of deferred rent income receivable	88,328	—
Deferred income tax benefit	2,904,000	3,942,000
Prepaid income taxes	1,025,000	—
Prepaid expenses	560,971	577,383

TOTAL CURRENT ASSETS	14,241,861	16,935,279

PROPERTY AND EQUIPMENT, at cost
Land and land improvements	3,640,498	3,640,498
Buildings, exclusive of theater complex	100,078,381	98,116,360
Furniture and equipment	4,921,136	4,248,714
Construction-in-progress	—	137,000

	108,640,015	106,142,572
Accumulated depreciation	(65,461,161)	(62,031,837)

	43,178,854	44,110,735

OTHER ASSETS
Prepaid rent	587,559	630,814
Deferred rental income receivable	373,296	—
Deferred income tax benefit	2,238,000	3,069,000
Deferred financing costs (net of accumulated amortization of $497,608 and $335,431 at October 31, 2008 and 2007, respectively)	311,075	473,252

	3,509,930	4,173,066

TOTAL ASSETS	$60,930,645	$65,219,080

LIABILITIES LESS STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable, trade	$1,390,549	$648,538
Accrued property taxes	2,545,845	2,412,940
Other accrued expenses	1,016,621	923,101
Rents received in advance	7,253,348	9,982,409
Income taxes payable	—	1,275,539

TOTAL CURRENT LIABILITIES	12,206,363	15,242,527

LONG-TERM LIABILITIES
Long-term debt	108,000,000	107,000,000
Supplemental retirement benefits	2,378,042	2,414,479
Postretirement health benefits	106,677	3,210,112

	110,484,719	112,624,591

COMMITMENTS (Notes F and K)

STOCKHOLDERS’ DEFICIT
Common stock, $5 par value, 1,000,000 shares authorized, 481,628 shares issued in 2008 and 2007	2,408,140	2,408,140
Additional paid-in capital	154,592	154,592
Accumulated deficit	(64,263,492)	(64,976,172)
Accumulated other comprehensive loss	(59,677)	(234,598)

	(61,760,437)	(62,648,038)

TOTAL LIABILITIES LESS STOCKHOLDERS’ DEFICIT	$60,930,645	$65,219,080

See accompanying notes.	Page 2

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended October 31, 2008, 2007 and 2006

	2008	2007	2006
OPERATING REVENUES
Rental income	$39,883,874	$40,750,253	$40,231,432
Other revenues	5,833,716	6,338,592	6,532,130

TOTAL OPERATING REVENUES	45,717,590	47,088,845	46,763,562

OPERATING EXPENSES
Compensation and benefits	6,110,479	5,598,026	5,684,616
Market and promotional	2,652,678	2,634,814	2,500,395
Maintenance and building costs	1,782,722	1,966,684	1,290,097
Depreciation expense	3,447,542	3,160,454	2,873,755
Rent	163,689	163,689	163,689
Property taxes and insurance	3,466,176	3,258,439	3,174,248
Utilities	1,921,799	1,996,604	1,741,321
Other postretirement employee benefit curtailment gain	(3,107,275)	—	—
Other operating costs	1,254,887	626,617	669,387

TOTAL OPERATING EXPENSES	17,692,697	19,405,327	18,097,508

INCOME FROM OPERATIONS	28,024,893	27,683,518	28,666,054

NONOPERATING INCOME (EXPENSE)
Interest income	123,604	187,760	221,181
Interest expense	(5,487,815)	(5,451,569)	(5,484,792)
Other expense	—	—	(315)

TOTAL NONOPERATING EXPENSES	(5,364,211)	(5,263,809)	(5,263,926)

INCOME BEFORE INCOME TAXES	22,660,682	22,419,709	23,402,128

PROVISION FOR INCOME TAXES	8,948,000	8,850,000	9,204,000

NET INCOME	$13,712,682	$13,569,709	$14,198,128

BASIC EARNINGS PER COMMON SHARE	$28.47	$28.17	$29.48

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	481,628	481,628	481,628

See accompanying notes.	Page 3

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended October 31, 2008, 2007 and 2006

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE (DEFICIT), OCTOBER 31, 2005	$2,408,140	$154,592	$(65,744,006)	$(96,171)	$(63,277,445)

Dividends paid ($29.068 per common share)	—	—	(14,000,001)	—	(14,000,001)

Comprehensive income:
Net income	—	—	14,198,128	—	14,198,128
Other comprehensive income:
Amount related to minimum pension liability (net of deferred tax of $8,000)	—	—	—	12,802	12,802

Total comprehensive income					14,210,930

BALANCE (DEFICIT), OCTOBER 31, 2006	2,408,140	154,592	(65,545,879)	(83,369)	(63,066,516)

Dividends paid ($26.992 per common share)	—	—	(13,000,002)	—	(13,000,002)

Comprehensive income:
Net income	—	—	13,569,709	—	13,569,709
Other comprehensive income:
Amount related to minimum pension liability (net of deferred tax of $46,000)	—	—	—	72,048	72,048

Total comprehensive income					13,641,757

Adjustment to initially apply FASB Statement No. 158 (net of deferred tax of $143,000)	—	—	—	(223,277)	(223,277)

BALANCE (DEFICIT), OCTOBER 31, 2007	2,408,140	154,592	(64,976,172)	(234,598)	(62,648,038)

Dividends paid ($26.992 per common share)	—	—	(13,000,002)	—	(13,000,002)

Comprehensive income:
Net income	—	—	13,712,682	—	13,712,682
Other comprehensive income:
Amount related to minimum pension liability (net of deferred tax of $112,000)	—	—	—	174,921	174,921

Total comprehensive income					13,887,603

BALANCE (DEFICIT), OCTOBER 31, 2008	$2,408,140	$154,592	$(64,263,492)	$(59,677)	$(61,760,437)

See accompanying notes.	Page 4

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,712,682	$13,569,709	$14,198,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,648,840	3,361,308	3,074,610
Provision for losses on accounts receivable	380,878	22,308	3,671
(Gain) loss on disposal of property and equipment	—	(16,979)	1,778
Non-cash compensation	—	—	38,040
Supplemental retirement benefits expense	329,360	329,019	445,840
Postretirement health benefits expense	150,277	317,669	196,695
Postretirement employee benefit curtailment gain	(3,107,275)	—	—
Deferred income taxes	1,757,000	299,000	(523,000)
Change in assets and liabilities
(Increase) decrease in trade and interest receivables	(624,561)	410,534	332,064
Increase in deferred rental income receivable	(461,624)	—	—
Increase in prepaid income taxes	(1,025,000)	—	—
(Increase) decrease in prepaid expenses	16,412	(25,841)	(148,559)
Increase (decrease) in accounts payable and accrued expenses	858,394	(953,017)	628,561
Increase (decrease) in rents received in advance	(2,729,061)	(2,433,893)	1,200,409
Decrease in income taxes payable	(1,275,539)	(1,024,651)	(609,437)
Decrease in supplemental retirement benefits	(78,876)	(78,876)	(2,602,135)
Decrease in postretirement health benefits	(76,213)	(96,252)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,475,694	13,680,038	16,236,665

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and construction of property and equipment	(2,471,709)	(3,248,001)	(2,676,083)
Purchases of short-term investments	(5,659,992)	(15,582,606)	(23,033,500)
Proceeds from sales of short-term investments	6,581,315	15,703,028	29,214,939

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(1,550,386)	(3,127,579)	3,505,356

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(11,000,000)	(11,000,000)	(16,000,000)
Proceeds from long-term debt	12,000,000	12,000,000	11,000,000
Dividends paid	(13,000,002)	(13,000,002)	(14,000,001)

NET CASH USED BY FINANCING ACTIVITIES	(12,000,002)	(12,000,002)	(19,000,001)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,074,694)	(1,447,543)	742,020

CASH AND CASH EQUIVALENTS, BEGINNING	9,383,356	10,830,899	10,088,879

CASH AND CASH EQUIVALENTS, ENDING	$7,308,662	$9,383,356	$10,830,899

See accompanying notes.	Page 5

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 2008, 2007 and 2006

	2008	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$9,327,820	$9,575,651	$10,336,437
Interest, net of amount capitalized	5,056,358	5,287,791	4,860,719

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for acquisition of property and equipment	$127,555	$87,735	$498,954

Increase (decrease) in accrued minimum pension liability, (net of tax of $(112,000), $96,000 and $(8,000) in 2008, 2007 and 2006, respectively)	$(286,921)	$247,229	$(20,802)

See accompanying notes.	Page 6

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008, 2007 and 2006

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

The accounting policy relative to the carrying values of property and equipment is indicated in the caption on the consolidated balance sheet. Other significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of International Home Furnishings Center, Inc. and its wholly-owned subsidiaries, IHFC Holdings, LLC, organized on October 4, 2005, and IHFC Properties, LLC, organized on December 21, 2000. All material intercompany transactions have been eliminated.

Operating Revenues

Rental income consists entirely of rentals from exhibition space, which are predominately recognized on an accrual basis in accordance with the terms and conditions or on the straight-line basis over the lives of the leases.

Other revenues consist principally of advertising revenue generated from the Company’s various Market publications and service revenue generated from various services provided to the Company’s tenants. Advertising revenue is recognized in the period the related Market publications are published and service revenue is recognized when the related service has been provided.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

See accompanying notes.	Page 7

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008, 2007 and 2006

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

Trade Accounts Receivable

During 2008, management established an allowance for doubtful accounts in the amount of $275,000. This allowance was based on historical bad debt expense and an evaluation of the collectability of existing accounts. Specific accounts are included in bad debt expense based on a determination of a customer’s ability to pay (e.g., bankruptcy filing) and changes in the aging. Bad debt expense comprised of specific accounts excluding the allowance recorded in 2008 and net of recoveries was $105,878, $22,308 and $3,671 for 2008, 2007 and 2006, respectively.

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

Deferred Financing Costs

Costs associated with obtaining long-term financing have been deferred and are being amortized to interest expense on the interest method over the term of the related debt. Amortization of deferred financing costs during the years ended October 31, 2008, 2007 and 2006 was $162,177, $161,734 and $161,734, respectively.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008, 2007 and 2006

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

October 31, 2008, 2007 and 2006

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Retirement Plans (Continued)

In 1991, the Company adopted a nonqualified supplemental retirement benefits plan for key management employees. Benefits payable under the plan are based upon 60% of the participant’s average compensation during his or her last five years of employment and are reduced by benefits payable under the Company’s qualified retirement plan and by one-half of the participant’s social security benefits. Benefits under the plan do not vest until the attainment of normal retirement age; however, a reduced benefit is payable if employment terminates prior to normal retirement age because of death or disability. During 2008, the Company adopted an additional plan, which provides for a fixed guaranteed sum upon retirement for one key employee not included in the 1991 supplemental plan. The 2008 plan grants the right to take up to one-half the fixed amount at retirement as a lump-sum payment with the remainder taken in the form of an annuity.

Postretirement Health Benefits

During 2008, the Company began the process of eliminating its medical plan for retired employees. All those retirees eligible and participating in the federal Medicare program had their benefits terminated effective July 31, 2008. Those retired employees eligible but not participating in Medicare part B on July 31, 2008 will be terminated from the Company plan on July 31, 2009. In conjunction with the elimination of Company-provided medical benefits, a Healthcare Reimbursement Arrangement (“HRA”) was established to provide financial assistance to obtain supplemental coverage to those retirees eligible for Medicare. This benefit is payable in a monthly installment of either $200 or $400 depending upon single or dependent coverage under the Company plan. The HRA program is capped at $10,000 per eligible retiree and is expected to cost approximately $150,000 during its existence. Retired employees in the cohort of age 62 to 65 will have their benefits terminated when they attain age 65.

In 2008, as a result of actions taken to eliminate the retiree medical plan, the Company recognized a curtailment gain in operating income in its Consolidated Statement of Income in the amount of $3,107,275.

Fair Value of Financial Instruments

The carrying amounts of the Company’s significant financial instruments, none of which are held for trading purposes, approximate fair value at October 31, 2008 and 2007. Cash and cash equivalents, restricted cash, trade receivables, trade payables, accrued property taxes, other accrued expenses, and income taxes payable approximate fair value because of the short maturities of these instruments. Variable rate long-term debt approximates fair value because of its floating interest rate terms. While fixed rate long-term debt approximates fair value because the interest rate approximates current rates prevalent in the market for loans of similar terms and risks, securitized commercial loans of this type are no longer available. Although the Company does not need additional term-debt financing at this time, the severe dislocations and liquidity disruptions in the credit markets indicate less favorable terms than the existing debt. The current fixed rate term loan matures November 1, 2010.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008, 2007 and 2006

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158), an amendment of FASB Statements No. 87, 88, 106, and 132 (R). For fiscal years ending after December 15, 2006, SFAS No. 158 requires an employer to recognize the funded status of a benefit plan on its balance sheet and to recognize the gains or losses and prior service costs, not already recognized, as a component of other comprehensive income, net of taxes. The Company has elected to adopt SFAS No. 158 effective as of the end of its fiscal year ended October 31, 2007. At October 31, 2008 and 2007, the Company’s nonqualified supplemental retirement plan was underfunded by approximately $2,456,042 and $2,493,355, respectively, and recorded in other liabilities.

In accordance with FASB Staff Position No. FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises” (FSP FIN 48-3), the Company has elected to defer application of the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) as of and for the year ended October 31, 2008. The Company continues to account for uncertain tax positions in accordance with the principles of Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” under which liabilities for uncertain tax positions are recognized in the consolidated financial statements when it becomes probable a liability has been incurred and the amount can be reasonably estimated. Unless the deferral is extended further, the Company will be required to adopt the provisions of FIN 48 in future years. The Company has not yet determined the effects the adoption of the provisions of FIN 48 will have on the Company’s consolidated financial statements.

NOTE C - SHORT-TERM INVESTMENTS

The Company’s short-term investments in available-for-sale securities consist of obligations of state and local governments with short-term maturities ranging from seven to 39 days. Fair market value of short-term investments approximates amortized cost at October 31, 2008 and 2007.

	Amortized Cost
	2008	2007
Debt securities	$—	$921.323

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008, 2007 and 2006

NOTE D - LONG-TERM DEBT

Long-term debt consists of the following at October 31, 2008 and 2007:

	2008	2007
IXIS Real Estate Capital, Inc. Revolving credit agreement with a maximum availability of $25,000,000, maturing on November 1, 2010. Interest is payable monthly at the LIBOR rate plus .6% (4.32% at October 31, 2008).	$8,000,000	$7,000,000

Term loan payable with interest-only payments due monthly at 4.99%. All principal and unpaid interest is payable in full on November 1, 2010.	100,000,000	100,000,000

	108,000,000	107,000,000
Less current maturities	—	—

	$108,000,000	$107,000,000

The loans payable to IXIS Real Estate Capital, Inc. are secured by substantially all the Company’s real estate and a security interest in the Company’s restricted cash account. The term loan requires that the Company maintain compliance with certain financial ratios. The Company was in compliance with these covenants at October 31, 2008 and 2007.

Interest costs for the years ended October 31, 2008, 2007 and 2006 in the amount of $14,763, $17,404 and $17,667, respectively, were capitalized as part of the building construction costs.

NOTE E - INCOME TAXES

The provision for income taxes consists of the following for the years ended October 31, 2008, 2007 and 2006:

	2008	2007	2006
Federal:
Current	$5,942,000	$7,052,000	$8,029,000
Deferred	1,557,000	247,000	(432,000)

	7,499,000	7,299,000	7,597,000

State:
Current	1,249,000	1,499,000	1,698,000
Deferred	200,000	52,000	(91,000)

	1,449,000	1,551,000	1,607,000

TOTAL	$8,948,000	$8,850,000	$9,204,000

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008, 2007 and 2006

NOTE E - INCOME TAXES (Continued)

A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

	2008	2007	2006
Income taxes computed at the federal statutory rate	$7,931,000	$7,847,000	$8,191,000
State taxes, net of federal benefit	1,016,000	1,005,000	1,046,000
Nontaxable investment income	—	(40,000)	(37,000)
Other, net	1,000	38,000	4,000

	$8,948,000	$8,850,000	$9,204,000

The components of deferred income taxes consist of the following:

	2008	2007
Deferred income tax assets:
Rents received in advance	$2,864,000	$3,942,000
Allowance for doubtful accounts	109,000	—
Depreciation	873,000	324,000
Postretirement benefits	109,000	1,307,000
Supplemental retirement benefits	1,363,000	1,438,000

TOTAL DEFERRED TAX ASSETS	5,318,000	7,011,000

Deferred income tax liabilities:
Deferred rent receivable	176,000	—

TOTAL DEFERRED TAX LIABILITIES	176,000	—

TOTAL NET DEFERRED TAX ASSETS	$5,142,000	$7,011,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of October 31, 2008, based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008, 2007 and 2006

NOTE F - COMMITMENTS AND CONTINGENCIES

Land Lease

During 1975, the Company completed construction of an eleven-story exhibition building. The building is constructed on land leased from the City of High Point, North Carolina under a noncancelable lease. The lease is for an initial term of fifty years with three options to renew for periods of ten years each and a final renewal option for nineteen years. Annual rental under the lease is $163,689 as of October 31, 2008 and is subject to adjustment at the end of each five-year period, such adjustment being computed as defined in the lease agreement. The annual rental will adjust effective November 1, 2008 and is projected to be $180,895. As part of the lease agreement, the Company constructed a theater complex for public use and office space for use by the City of High Point on the lower levels of the building. Annual rental payments over the initial fifty-year lease term are being reduced by $39,121, which represents amortization of the cost of the theater and office complex constructed for the City of High Point. The unamortized cost of the theater and office complex is reported on the consolidated balance sheet as prepaid rent. At the termination of the lease, the building becomes the property of the City of High Point. Under the terms of the lease, the Company is responsible for all expenses applicable to the exhibition portion of the building. The City of High Point is responsible for all expenses applicable to the theater complex and office space constructed for use by the City.

Future minimum lease payments due under the terms of the lease are as follows:

Year Ending October 31,
2009	$141,774
2010	141,774
2011	141,774
2012	141,774
2013	141,774
Due after five years	1,358,668

$2,067,538

Other Commitments

The Company has entered into a noncancelable elevator maintenance contract that expires January 31, 2012. The contract requires monthly payments of $21,735, with a 4% annual escalation cap over the life of the contract.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008, 2007 and 2006

NOTE F - COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies

SFAS No.143, Accounting for Conditional Asset Retirement Obligations, requires that the Company evaluate its assets to determine the existence of future retirement liabilities resulting from statutory or contractual responsibilities. As of October 31, 2008, the Company was unable to estimate the range of settlement dates and the related probabilities for certain asbestos remediation asset retirement obligations (AROs). These conditional AROs are primarily related to fireproofing material containing asbestos installed on portions of its skeletal steel in one exhibition building totaling approximately 376,000 square feet. The asbestos is not subject to abatement unless the buildings are either demolished or the Company undertakes major renovations. Because these conditional obligations have indeterminate settlement dates, the Company could not develop a reasonable estimate of their fair values. The Company will continue to assess its ability to estimate fair values at each future reporting date. The liability will be recognized once sufficient additional information becomes available.

NOTE G - PENSION AND POSTRETIREMENT BENEFIT PLANS

Effective October 31, 2007, the Company adopted SFAS No. 158, which requires the recognition in pension obligations and accumulated other comprehensive income of actuarial gains and losses, prior service costs and transition obligations that had previously been deferred under the reporting requirements of SFAS No. 87, SFAS No. 106 and SFAS No. 132(R). The following table reflects the effects of the adoption of SFAS No. 158 on the Company’s consolidated balance sheet as of October 31, 2007.

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

Postretirement Healthcare Benefit - Curtailment

During 2008, the Company notified participants in its postretirement medical plan that benefits would terminate for most participants effective July 31, 2008. For those participants not fully enrolled in the appropriate parts of Medicare, benefits will terminate effective July 31, 2009, and for those retirees in the age cohort of 62 to 65, benefits will terminate when they attain age 65. In connection with this curtailment, the Company recorded a curtailment gain of $3,107,275 in its accompanying fiscal 2008 Consolidated Statement of Income.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008, 2007 and 2006

NOTE G - PENSION AND POSTRETIREMENT BENEFIT PLANS (Continued)

Summarized information for the Company’s defined benefit plan and post retirement healthcare plan is as follows:

	Supplemental Retirement Plan		Postretirement Healthcare Benefits
	2008	2007	2008	2007
Change in benefit obligation
Benefit obligations at November 1	$2,493,355	$2,305,175	$3,310,112	$3,088,695
Service cost	166,779	156,969	66,775	131,296
Interest cost	147,038	135,748	83,251	186,373
Curtailment gain	—	—	(3,107,275)	—
Actuarial (gain) loss	(271,378)	(25,661)	251	—
Benefit payments	(78,876)	(78,876)	(76,213)	(96,252)

Benefit obligations at October 31	$2,456,918	$2,493,355	$276,901	$3,310,112

Change in plan assets
Fair value of plan assets at November 1	$—	$—	$—	$—
Employer contributions	78,876	78,876	76,213	96,252
Benefit payments	(78,876)	(78,876)	(76,213)	(96,252)

Fair value of plan assets at October 31	$—	$—	$—	$—

Funded status
Funded status at October 31	$(2,456,918)	$(2,493,355)	$(276,901)	$(3,310,112)

Net amount recognized	$(2,456,918)	$(2,493,355)	$(276,901)	$(3,310,112)

Amounts recognized in balance sheets
Current liabilities	$(78,876)	$(78,876)	$(170,224)	$(100,000)
Noncurrent liabilities	(2,378,042)	(2,414,479)	(106,677)	(3,210,112)

Net amount recognized	$(2,456,918)	$(2,493,355)	$(276,901)	$(3,310,112)

Amounts recognized in accumulated other comprehensive loss, net of tax
Transition asset	$(43,444)	$(48,269)	$—	$—
Actuarial loss	103,121	282,867	—	—

Net amount recognized	$59,677	$234,598	$—	$—

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008, 2007 and 2006

NOTE G - PENSION AND POSTRETIREMENT BENEFIT PLANS (Continued)

The net periodic benefit cost for the plans includes the following components:

	Supplemental Retirement Plan			Postretirement Healthcare Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$166,779	$156,969	$283,842	$66,775	$131,296	$128,000
Interest cost	147,038	135,748	138,737	83,251	186,373	177,195
Amortization of net transition obligation	(7,914)	(7,914)	(7,914)	—	—	—
Amortization of unrecognized loss	23,457	44,216	21,018	251	—	—

Net periodic benefit cost	$329,360	$329,019	$435,683	$150,277	$317,669	$305,195

During 2005, the Company granted additional retirement benefits to one of its key employees covered under the nonqualified supplemental retirement plan in recognition of years of service provided to the Company beyond normal retirement age as defined in the plan. This change resulted in a significant increase in expense for the year.

The following amounts represent the benefit payments, which reflect expected future service expected to be paid during the ten-year period ended October 31, 2018:

Supplemental Retirement Plan		Postretirement Healthcare Benefits
2009	$78,876	2009	$170,224
2010	78,876	2010	28,067
2011	115,608	2011	10,792
2012	187,437	2012	1,589
2013	248,652	2013	—
2014-2018	2,406,280	2014-2018	—

Because the plans are unfunded, the Company’s expected contributions are equal to the benefit payment schedules above.

The weighted average actuarial assumptions used to determine benefit obligations for the plan are as follows:

	Supplemental Retirement Plan			Postretirement Healthcare Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Rate of salary increase	5.0	5.0	5.0	N/A	N/A	N/A
Rate of inflation	N/A	N/A	N/A	3.5	3.5	3.5
Rate of healthcare inflation	N/A	N/A	N/A	6.0-9.0	6.0-9.0	6.0-9.0

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost in 2009 are as follows:

Transition asset	$(7,914)
Actuarial loss	—

$(7,914)

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008, 2007 and 2006

NOTE G - PENSION AND POSTRETIREMENT BENEFIT PLANS (Continued)

Amounts expensed under the Company’s 401(k) qualified retirement plan amounted to $189,232, $182,224 and $189,861 for the years ended October 31, 2008, 2007 and 2006, respectively.

NOTE H - RENTALS UNDER OPERATING LEASES

The Company’s leasing operations consist principally of leasing exhibition space. Property on operating leases consists of substantially all of the asset “buildings, exclusive of theater complex” included on the consolidated balance sheets. Leases are typically for five-year periods and contain provisions to escalate rentals based upon either the increase in the consumer price index, fixed step percentage increases or increases in ad valorem taxes, utility rates and charges, minimum wage imposed by federal and state governments, maintenance contracts for elevators and air conditioning, maintenance of common areas, social security payments, increases resulting from collective bargaining contracts, if any, and such other similar charges and rates required in operating the Company. Tenants normally renew their leases.

The following is a schedule of minimum future rentals under noncancelable operating leases as of October 31, 2008, exclusive of amounts due under escalation provisions of lease agreements:

Year Ending October 31,
2009	$30,093,357
2010	22,402,824
2011	13,538,886
2012	9,396,027
2013	3,266,879

Total minimum future rentals	$78,697,973

Rental income includes contingent rentals under escalation provisions of leases of $1,958,574, $1,689,065 and $1,719,212 for the years ended October 31, 2008, 2007 and 2006, respectively.

The Company leases exhibition space to one of the Company’s stockholders. Rental income from this related party amounted to $246,922, $367,334 and $530,824 for the years ended October 31, 2008, 2007 and 2006, respectively.

NOTE I - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits and trade accounts receivable from customers predominantly in the Home Furnishings Industry. As of October 31, 2008, the Company’s bank balances exceeded federally insured limits by $5,823,276. The Company’s trade accounts receivable are generally collateralized by merchandise in leased exhibition spaces which is in the Company’s possession.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008, 2007 and 2006

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

NOTE K - SUBSEQUENT EVENT

On December 11, 2008, the Board of Directors authorized payment of a cash dividend totaling $6,000,000 to stockholders of record as of December 1, 2008.

Bassett Furniture Industries, Inc.

Schedule II

Analysis of Valuation and Qualifying Accounts

For the Years Ended November 29, 2008, November 24, 2007 and November 25, 2006

(in thousands)

	Balance Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Other	Balance End of Period
For the Year Ended November 25, 2006:
Reserve deducted from assets to which it applies
Allowance for doubtful accounts	$3,726	$3,364	$(1,344)	$—	$5,746

Notes receivable reserve	$1,500	$2,521	$(1,166)	$—	$2,855

Restructuring reserve	$782	$—	$(753)	$—	$29

Income tax valuation allowance	$1,000	$406	$—	$—	$1,406

For the Year Ended November 24, 2007:
Reserve deducted from assets to which it applies
Allowance for doubtful accounts	$5,746	$3,852	$(1,937)	$—	$7,661

Notes receivable reserve	$2,855	$—	$(1,155)	$—	$1,700

Restructuring reserve	$29	$960	$(857)	$—	$132

Income tax valuation allowance	$1,406	$(359)	$—	$—	$1,047

For the Year Ended November 29, 2008:
Reserve deducted from assets to which it applies
Allowance for doubtful accounts	$7,661	$9,869	$(5,896)	$—	$11,634

Notes receivable reserve	$1,700	$1,900	$(350)	$—	$3,250

Restructuring reserve	$132	$—	$(132)	$—	$—

Income tax valuation allowance	$1,047	$23,383	$—	$—	$24,430