Form 10-Q
period 2009-02-28
BASSETT FURNITURE INDUSTRIES INC
filed 2009-04-09
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 31, 2009, 11,381,232 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM		PAGE
PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of February 28, 2009 (unaudited) and November 29, 2008 and for the quarters ended February 28, 2009 (unaudited) and March 1, 2008 (unaudited)

	Condensed Consolidated Statements of Operations and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

3.	Quantitative and Qualitative Disclosures About Market Risk	19

4.	Controls and Procedures	20

PART II - OTHER INFORMATION

1.	Legal Proceedings	23

1A.	Risk Factors	23

2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

4	Submission of Matters to a Vote of Security Holders	23

6.	Exhibits	23

2 of 29

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED FEBRUARY 28, 2009 AND MARCH 1, 2008 – UNAUDITED

(In thousands except per share data)

	Quarter Ended
	13 Weeks February 28, 2009	14 Weeks March 1, 2008
Net sales	$59,368	$81,599
Cost of sales	34,758	48,972

Gross profit	24,610	32,627

Selling, general and administrative expenses	30,174	32,215

Income (loss) from operations	(5,564)	412

Other income (loss), net	(3,054)	187

Income (loss) before income taxes	(8,618)	599

Income tax provision	(65)	(81)

Net income (loss)	$(8,683)	$518

Retained earnings-beginning of period	73,160	131,725
Cumulative effect of change in accounting principle—Adoption of FIN 48	—	(746)
Cash dividends	—	(2,362)

Retained earnings-end of period	$64,477	$129,135

Basic earnings (loss) per share	$(0.76)	$0.04

Diluted earnings (loss) per share	$(0.76)	$0.04

Dividends per share	$—	$0.20

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM  1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2009 AND NOVEMBER 29, 2008

(In thousands)

	(Unaudited) February 28, 2009	November 29, 2008
Assets
Current assets
Cash and cash equivalents	$11,604	$3,777
Accounts receivable, net	37,887	37,146
Inventories	43,404	42,293
Other current assets	11,033	13,628

Total current assets	103,928	96,844

Property and equipment
Cost	157,807	156,068
Less accumulated depreciation	99,222	98,913

Property and equipment, net	58,585	57,155

Investments	19,791	35,060
Retail real estate	27,476	29,588
Notes receivable, net	15,603	16,038
Other	8,949	9,140

	71,819	89,826

Total assets	$234,332	$243,825

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,321	$18,747
Accrued compensation and benefits	4,748	4,818
Customer deposits	8,234	6,725
Dividends payable	—	1,142
Other accrued liabilities	11,673	9,560
Current portion of real estate notes payable	6,389	812

Total current liabilities	46,365	41,804

Long-term liabilities
Post employment benefit obligations	12,718	12,829
Long-term revolving debt	18,000	19,000
Real estate notes payable	15,573	21,346
Distributions in excess of affiliate earnings	13,927	11,910
Other long-term liabilities	6,221	6,757

	66,439	71,842

Commitments and Contingencies

Stockholders’ equity
Common stock	56,837	57,102
Retained earnings	64,477	73,160
Additional paid-in-capital	627	346
Accumulated other comprehensive loss	(413)	(429)

Total stockholders’ equity	121,528	130,179

Total liabilities and stockholders’ equity	$234,332	$243,825

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM  1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED FEBRUARY 28, 2009 AND MARCH 1, 2008 – UNAUDITED

(In thousands)

	Quarter Ended
	13 Weeks February 28, 2009	14 Weeks March 1, 2008
Operating activities:
Net income (loss)	$(8,683)	$518
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,482	2,036
Equity in undistributed income of investments and unconsolidated affiliated companies	338	(883)
Provision for losses on accounts and notes receivable	3,322	770
Other than temporary impairment of investments	1,255	—
Realized income from investments	(104)	(182)
Deferred income taxes	—	(78)
Payment to terminate lease	(400)	—
Other, net	234	(17)
Changes in operating assets and liabilities
Accounts receivable	(4,576)	(4,803)
Inventories	(498)	471
Other current assets	2,669	1,947
Accounts payable and accrued liabilities	(95)	(8,403)

Net cash used in operating activities	(5,056)	(8,624)

Investing activities:
Purchases of property and equipment	(589)	(199)
Purchases of retail real estate	(2)	(594)
Proceeds from sales of property and equipment	14	88
Acquisition of retail licensee stores, net of cash acquired	—	(216)
Proceeds from sales of investments	13,758	11,761
Purchases of investments	(858)	(4,739)
Dividends from an affiliate	2,811	2,811
Net cash received on licensee notes	131	281
Other, net	8	(45)

Net cash provided by investing activities	15,273	9,148

Financing activities:
Net borrowings (repayments) under revolving credit facility	(1,000)	4,000
Repayments of real estate notes payable	(196)	(176)
Issuance of common stock	23	35
Repurchases of common stock	(75)	—
Cash dividends	(1,142)	(2,362)

Net cash provided by / (used in) financing activities	(2,390)	1,497

Change in cash and cash equivalents	7,827	2,021
Cash and cash equivalents - beginning of period	3,777	3,538

Cash and cash equivalents - end of period	$11,604	$5,559

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

FEBRUARY 28, 2009

(Dollars in thousands except share and per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

For comparative purposes, certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

Due to our fiscal calendar, our first quarter of 2008 consisted of 14 weeks as compared to 13 weeks for the first quarter of 2009.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the quarter ended February 28, 2009 are not necessarily indicative of results for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 29, 2008.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. During the fourth quarter of 2008, we recorded a $23,383 charge to establish a valuation allowance against substantially all of our deferred tax assets as we were in a cumulative loss position for the past three years, which is considered significant negative evidence as to whether our deferred tax assets will be realized. Since we reported losses in the quarter and remained in this cumulative loss position, we recorded no tax benefits on the losses generated for the quarter ended February 28, 2009. The tax provision for the quarter ended February 28, 2009 represents the accrual of income taxes to be paid in certain states and the accrual of penalties and interest associated with certain unrecognized tax benefits.

3. Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer.

Staff Accounting Bulletin No. 104: Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. In our judgment, collectibility is not reasonably assured when the decision has been made to exit a dealer. Currently, there are two dealers where revenue is being recognized on a cash basis. This resulted in a deferral of revenue and cost of $1,232 and $862, respectively, for the quarter ended February 28, 2009. There were no such dealers that met the criteria for revenue deferral during the quarter ended March 1, 2008.

6 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

FEBRUARY 28, 2009

(Dollars in thousands except share and per share data)

4. Inventories

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method.

Inventories were comprised of the following:

	February 28, 2009	November 29, 2008
Finished goods	$26,460	$27,021
Work in process	214	251
Raw materials and supplies	7,710	7,853
Retail merchandise	16,529	14,561

Total inventories at FIFO	50,913	49,686
LIFO adjustment	(7,509)	(7,393)

	$43,404	$42,293

5. Unconsolidated Affiliated Companies

The International Home Furnishings Center (“IHFC”) owns and leases out floor space in a showroom facility in High Point, North Carolina. We owned 46.9% of IHFC at February 28, 2009, and March 1, 2008, and accounted for the investment using the equity method since we do not maintain operating control of IHFC. Our investment reflects a credit balance of $13,927 and $11,910 at February 28, 2009, and November 29, 2008, respectively, which is reflected in the liabilities section in the accompanying consolidated balance sheets as “distributions in excess of affiliate earnings.” Based on current and expected future earnings of IHFC, we believe the market value of this investment is positive and substantially greater than its negative book value at February 28, 2009. This negative book value resulted from IHFC’s refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners. We recorded income and received dividends from IHFC as follows:

	Quarter ended
	February 28, 2009	March 1, 2008
Income recorded	$794	$1,040
Dividends received	2,811	2,811

Summarized unaudited income statement information for IHFC for its first three months of 2009 and 2008, respectively, is as follows:

	2009	2008
Revenue	$8,356	$9,239
Operating income	5,021	5,809
Net income	1,696	2,220

In addition to our investment in IHFC, we have a 49% ownership interest in Zenith Freight Lines, LLC (“Zenith”) and we recorded the following in other income (loss), net in our condensed consolidated statements of operations and retained earnings:

	Quarter ended
	February 28, 2009	March 1, 2008
Income (loss)	$60	$(228)

7 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

FEBRUARY 28, 2009

(Dollars in thousands except share and per share data)

6. Real Estate Notes Payable and Other Long-Term Debt

Certain of our retail real estate properties have been financed through commercial mortgages with interest rates ranging from 6.73% to 9.18%. These mortgages are collateralized by the respective properties with net book values totaling approximately $29,814 and $29,668 at February 28, 2009, and November 29, 2008, respectively. The current portion of these mortgages, $6,389 and $812 as of February 28, 2009, and November 29, 2008, respectively, has been included as a current liability in the accompanying condensed consolidated balance sheets. The long-term portion, $15,573 and $21,346 as of February 28, 2009, and November 29, 2008, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets.

Our revolving credit facility provides for borrowings of up to $45,000 at a variable interest rate of LIBOR plus 1.75% (1.92% on February 28, 2009). The facility is secured by a pledge of certain marketable securities and substantially all of our receivables and inventories. Borrowings under the facility, which matures November 30, 2010, totaled $18,000 and $19,000 at February 28, 2009, and November 29, 2008, respectively. After coverage for letters of credit, certain loan guarantees and a shortfall in the value of our marketable securities portfolio, we had $9,030 available for borrowing under the facility at February 28, 2009. To the extent the value of our marketable securities falls below $16,000, our Borrowing Base, as defined, is decreased by 125% of the difference between $16,000 and the actual value of those securities.

The facility contains, among other provisions, certain defined financial requirements including a minimum level of net worth that requires us to have Tangible Net Worth, as defined in the credit agreement, of $118,000 as of the quarterly testing dates. Currently, we are in compliance with these provisions and have $120,946 in tangible net worth. During the quarter, our tangible net worth decreased by $8,644 due primarily to operating losses of $5,564 and both realized and unrealized losses associated with the Alternative Asset Fund and our marketable securities portfolio of $2,369. While our investment valuation decline, or some portion thereof, could prove to be temporary, there can be no assurance that our investment values will increase in the future. Considering the current business and market conditions, and before any sustained business recovery occurs, we believe it is probable that our tangible net worth will decline below $118,000 in 2009. In that connection, we have begun discussions with our lender to amend the current credit facility. We expect to complete these discussions during the second quarter of 2009. We currently believe that we will be successful in obtaining an amendment. However, should we be unsuccessful and are unable to meet the net worth test, the lender would have the ability to accelerate repayment under the facility. If such liquidity needs were to arise, we could also explore other liquidity options such as negotiating with another lender, sale of our interest in IHFC, sale of existing investment real estate or mortgaging other investment real estate. Should we be unsuccessful with these and all other potential options in obtaining the necessary liquidity, this could have a material adverse effect on our operations.

7. Comprehensive Income

For the quarters ended February 29, 2008, and March 1, 2008, total comprehensive loss was $(8,667) and $(774), respectively. Changes in accumulated other comprehensive income (loss) for the quarters ended February 28, 2009, and March 1, 2008 are as follows:

	Quarter ended
	February 28, 2009	March 1, 2008
Balance at beginning of period	$(429)	$1,914
Unrealized holding gains (losses)	10	(1,298)
Amortization associated with SERP Plan	6	6

Balance at end of quarter	$(413)	$622

8 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

FEBRUARY 28, 2009

(Dollars in thousands except share and per share data)

8. Licensee Acquisition

Effective December 5, 2008, we acquired the net assets of our licensee stores in Scottsdale and Tucson, Arizona and began operating them as Company-owned stores. The net assets acquired consisted of inventory of $613 and leasehold improvements and other assets of $470 and we assumed certain liabilities of $180. The acquisition was primarily funded through existing accounts receivable from the licensee and did not result in any goodwill or other intangibles.

Our Fredericksburg, Maryland store ceased operations as a licensee-owned store in January, 2009. Beginning in February, 2009, this store began operating as a Company-owned store. We own the building associated with this store.

9. Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of licensee-owned stores. We had obligations of $93,301 and $96,773 at February 28, 2009 and November 29, 2008, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $11,147 and $11,605 at February 28, 2009, and November 29, 2008, respectively.

We have also guaranteed loans to certain of our licensees to finance initial inventory packages and other operating requirements for those stores. The total contingent liabilities with respect to these loan guarantees as of February 28, 2009, and November 29, 2008, were $6,900 and $7,869, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease and loan guarantees (an estimate of the cost to the Company to perform on these guarantees) at February 28, 2009, and November 29, 2008, was $937 and $788, respectively, and are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.

10. Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for this plan was $10,584 and $10,671 as of February 28, 2009 and November 29, 2008, respectively, and is recorded as follows in the consolidated balance sheets:

	February 28, 2009	November 29, 2008
Other accrued liabilities	$1,189	$1,189
Post employment benefit obligations	9,395	9,482

Total pension liability	$10,584	$10,671

9 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

FEBRUARY 28, 2009

(Dollars in thousands except share and per share data)

Components of net periodic pension costs are as follows:

	Quarter Ended
	February 28, 2009	March 1, 2008
Service cost	$9	$13
Interest cost	157	158
Amortization of transition obligation	11	11

Net periodic pension cost	$177	$182

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $114 for the first quarter of both 2009 and 2008. Our liability under this plan was $3,323 and $3,347 as of February 28, 2009 and November 29, 2008, respectively, and is reflected in post employment benefit obligations.

11. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income (Loss)	Weighted Average Shares	Earnings (loss) per share
For the quarter ended February 28, 2009:

Net loss	$(8,683)	11,423,869	$(0.76)
Add effect of dilutive securities:
Options *	—	—	—

Diluted earnings per share	$(8,683)	11,423,869	$(0.76)

For the quarter ended March 1, 2008:

Net income	$518	11,809,345	$0.04
Add effect of dilutive securities:
Options	—	18	—

Diluted earnings per share	$518	11,809,363	$0.04

*	Due to the net loss, the potentially dilutive securities would have been antidilutive and are therefore excluded.

Options to purchase approximately 1,206,138 and 1,458,685 shares of common stock at February 28, 2009 and March 1, 2008, respectively, were excluded from the computation as their effect is antidilutive.

12. Fair Value Disclosures

Our investments consist of the Alternative Asset Fund with a value of $8,942 and $23,053 and a portfolio of marketable securities with a value of $10,849 and $12,007 as of February 28, 2009 and November 29, 2008, respectively. Collectively, these are recorded in our consolidated balance sheet under the caption of investments.

10 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

FEBRUARY 28, 2009

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

Our investment in the Bassett Industries Alternative Asset Fund LP (BIAAF) is valued at fair value primarily based on the net asset values which are determined by the investee fund, based on its underlying financial instruments as provided by the general partner. Investment balances by fund are presented below.

	February 28, 2009	November 29, 2008
Styx Partners, L.P.	$1,355	$13,461
HBK Fund, L.P.	4,903	6,022
DB Zwirn Special Opportunities Fund, L.P.	2,289	3,254
Cash and Other	395	316

	$8,942	$23,053

We have requested our general partner to attempt to liquidate all of our investments in BIAAF. During the first quarter of 2009, we received $12,900 for liquidations associated with Styx Partners, L.P. and HBK Fund, L.P. We expect to receive the remaining portion of our investment in Styx Partners, L.P. during our third quarter subject to completion of their audit. Due to the level of redemption requests, we have been informed that the remainder of the investment in HBK Fund, L.P. should be redeemed with quarterly distributions over the next two years. We also have been informed that due to the magnitude of other redemption requests on the DB Zwirn Special Opportunities Fund, L,P., it is likely that it will be three to four years before our investment is fully redeemed. We expect to receive the total stated net asset value for the HBK and Zwirn investments, subject to any further change in the net asset value due to market variations.

The fair values of our marketable securities and our investment in BIAAF based on the level of inputs are summarized below:

	February 28, 2009
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Marketable Securities	$10,849	—	—	$10,849
Investment in BIAAF	—	—	8,942	8,942

Total Assets	$10,849	—	$8,942	$19,791

11 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

FEBRUARY 28, 2009

(Dollars in thousands except share and per share data)

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use level three or significant unobservable inputs for the quarter ended February 28, 2009.

Fair value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
Investment in BIAAF
Balance at November 29, 2008	$23,053

Total losses included in earnings related to change in underlying net assets	(1,192)
Tax withholdings by general partner	(19)
Redemptions	(12,900)
Transfers in and/or out of Level 3	—

Balance February 28, 2009	$8,942

We have $10,849 of marketable securities consisting of a combination of equity and fixed income securities. We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income. We determine the fair value of our marketable securities based on quoted market prices.

Although we have the ability to buy and sell the individual marketable securities, we are required to maintain a certain dollar amount in those brokerage accounts subject to the Securities Account Control Agreement as part of the revolving credit facility.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to recording an unrealized holding loss. Due to the continued decline in the financial markets during the fiscal first quarter of 2009, many of our holdings sustained significant losses. Consequently, we recorded $1,255 in losses that are considered other than temporary in our consolidated statement of operations for the quarter ended February 28, 2009.

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

12 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

FEBRUARY 28, 2009

(Dollars in thousands except share and per share data)

Our investments/real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee stores. Although this segment does not have operating earnings, income or loss from the segment is included in other income in our condensed consolidated statements of operations and retained earnings. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long-term liabilities section of our condensed consolidated balance sheet. See Note 5 for a further discussion of IHFC.

Inter-company net sales elimination represents the elimination of wholesale sales to our Company-owned stores. Inter-company income elimination represents the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the end retail consumer.

The following table presents our segment information:

	Quarter Ended
	February 28, 2009	March 1, 2008
Net Sales
Wholesale	$49,505	$69,309
Retail	23,743	25,927
Inter-company elimination	(13,880)	(13,637)

Consolidated	$59,368	$81,599

Income (loss) from Operations
Wholesale	$(2,679)	$2,883
Retail	(2,658)	(2,057)
Inter-company elimination	(227)	(414)

Consolidated	$(5,564)	$412

Depreciation and Amortization
Wholesale	$456	$1,058
Retail	666	548
Investments/real estate	360	430

Consolidated	$1,482	$2,036

Capital Expenditures
Wholesale	$114	$137
Retail	473	656
Investments/real estate	2	—

Consolidated	$589	$793

	As of February 28, 2009	As of November 29, 2008
Identifiable Assets
Wholesale	$127,008	$125,402
Retail	60,057	53,775
Investments/real estate	47,267	64,648

Consolidated	$234,332	$243,825

13 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009

(Dollars in thousands except share and per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the Company’s products and services, industry outlook, and business trends.

Bassett Furniture Industries Inc., based in Bassett, Va., is a leading retailer, manufacturer and marketer of branded home furnishings. Bassett’s products are sold primarily through Bassett Furniture Direct (BFD) and Bassett Home Furnishings (BHF) stores, with secondary distribution through multi-line furniture stores, many with in-store Bassett Design Centers. Bassettbaby cribs and casegoods are sold through specialty stores and mass merchants.

Bassett Furniture Direct (“BFD” or “store”) was created in 1997 as a single source home furnishings retail store that provides a unique combination of stylish, well-made furniture and accessories with a high level of customer service. This service includes complimentary room planning, in-home design visits, quick delivery, and custom-order furniture. The retail store program had 115 stores in operation at the end of the first quarter of 2009, 34 of which we own and operate.

We define imported product as fully finished product that is sourced internationally. In the first quarter of 2009, 53% of our wholesale sales were of imported product compared to 58% in the first quarter of 2008. Our domestic product includes certain products that contain components which are also sourced internationally. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with importing certain product categories and major collections, provides the best combination of value and quality to our customers.

Overall conditions for our industry and our Company have been difficult over the past several years and have persisted throughout the first quarter of 2009. New housing starts are down significantly and consumers continue to be faced with general economic uncertainty fueled by deteriorating consumer credit markets and lagging consumer confidence as a result of volatile and often erratic financial markets. All of these factors have significantly impacted “big ticket” consumer purchases such as furniture. Consequently, this has put pressure on certain of our dealers’ ability to generate adequate profits to fully pay us for the furniture we have sold to them. As a result, we incurred significantly increased bad debt related losses during the second half of 2008 as well as during the first quarter of 2009. Although management will continue to work closely with our licensees to ensure the success of both the licensee and Bassett, we expect an additional ten to twelve underperforming stores to close during the remainder of 2009 of which four are currently running liquidation sales. We also expect to increase the number of Company-owned stores during 2009, through acquisitions of certain licensee-owned stores. During the first quarter of 2009, we acquired licensee stores in Scottsdale and Tucson, Arizona and Fredericksburg, Virginia.

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

Given the difficult and somewhat unprecedented environment, we have had no choice but to take several important actions aimed at improving our results and liquidity in the short-term. These include:

•	Aggressively working with certain licensees to close those stores that are underperforming thereby limiting further exposure in our accounts receivable.

•	Reducing our inventory levels to improve working capital and cash flow.

•	Right-sizing our expense structure in both our wholesale and corporate retail divisions.

•	Suspending our quarterly dividend.

•	Delaying certain capital expenditures.

14 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009

(Dollars in thousands except share and per share data)

We will also continue to pursue our long-term growth objectives by investing in store prototype conversions and remodels and working diligently with our network of licensees to improve their operating results. With the existing and planned improvements in our retail program and our strong balance sheet, we believe we are well positioned not only to survive these turbulent times, but also to gain market share as some of our competitors exit the industry.

On March 19, 2009, we announced actions to reduce our overall cost structure that will result in lower expenditures for payroll, employee benefits, warehousing and distribution, marketing, and other miscellaneous items. Approximately 50 positions in departments throughout the Company were affected including corporate retail, administration, customer service, manufacturing, and marketing resulting in an approximate 6% reduction in payroll. Additionally, our Mt. Airy, N.C., distribution facility closed on March 1, 2009 and has been consolidated to other warehouses in the U.S. and Asia. Overall distribution costs will be reduced by 7%. The Mt. Airy facility has been listed for sale. Marketing expenditures will be trimmed primarily through reduced television production costs and upcoming changes to our consumer catalog format. We do, however, plan to continue to invest in our website. Upcoming improvements will feature enhanced aesthetics, easier navigation for individual items and collections, and improved E-commerce capabilities. The new site will debut approximately May 1st. As a result of these actions, we expect to realize annualized savings of $7,000 to $8,000. In addition, we plan to record severance charges during the second quarter of 2009 of $300 to $500.

Results of Operations – Period ended February 28, 2009 compared with the period ended March 1, 2008:

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating income (loss) were as follows for the periods ended February 28, 2009 and March 1, 2008:

	Quarter Ended
	February 28, 2009		March 1, 2008
Net sales	$59,368	100.0%	$81,599	100.0%

Gross profit	24,610	41.5%	32,627	40.0%
SG&A	30,174	50.8%	32,215	39.5%

Operating income (loss)	$(5,564)	-9.4%	$412	0.5%

On a consolidated basis, we reported net sales for the first quarter of 2009 of $59,368, a decrease of $22,231, or 27.2% from sales levels attained in the first quarter of 2008. Due to our fiscal calendar, the quarter ended March 1, 2008 included 14 weeks compared to 13 weeks for the quarter ended February 28, 2009.

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

15 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009

(Dollars in thousands except share and per share data)

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

	Quarter Ended
	February 28, 2009		March 1, 2008
Net sales	$49,505	100.0%	$69,309	100.0%

Gross profit	13,656	27.6%	20,992	30.3%
SG&A	16,335	33.0%	18,109	26.1%

Operating income (loss)	$(2,679)	-5.4%	$2,883	4.2%

Net sales for the wholesale segment were $49,505 for the first quarter of 2009 as compared to $69,309 for the first quarter of 2008, a decrease of 28.6%. Due to our fiscal calendar, the quarter ended March 1, 2008 included 14 weeks compared to 13 weeks for the quarter ended February 28, 2009. Approximately 53% of wholesale shipments during the first quarter of 2009 were imported products compared to 58% for the first quarter of 2008. Gross margins for the wholesale segment were 27.6% for the first quarter of 2009 as compared to 30.3% for the first quarter of 2008. This decrease is primarily due to lower realized margins on our wood furniture and certain discount programs designed to sell more furniture, partially offset by increased margins on our upholstered furniture due to its custom nature. Wholesale SG&A decreased $1,774 during the first quarter of 2009 as compared to 2008 due primarily to decreased sales volume, partially offset by increased bad debt charges. We recorded $3,322 of bad debt charges for the first quarter of 2009 as compared to $770 for the first quarter of 2008.

Wholesale shipments by type:

	Quarter Ended
	February 28, 2009		March 1, 2008
Wood	$26,177	52.9%	$37,003	53.4%
Upholstery	22,836	46.1%	31,377	45.3%
Other	492	1.0%	929	1.3%

Total	$49,505	100.0%	$69,309	100.0%

Retail Segment – Company-Owned Retail Stores

	Quarter Ended
	February 28, 2009		March 1, 2008
Net sales	$23,743	100.0%	$25,927	100.0%

Gross profit	11,180	47.1%	12,049	46.5%
SG&A	13,838	58.3%	14,106	54.4%

Operating loss	$(2,658)	-11.2%	$(2,057)	-7.9%

Our Company-owned store network had sales of $23,743 in the first quarter of 2009 as compared to $25,927 in the first quarter of 2008, a decrease of 8.4%. On a comparable store basis, sales decreased 12.4%. Sales decreases were recorded for each major retail market for the Company-owned store network. Gross margins for the quarter increased 0.6 percentage points due to improved pricing and promotional strategies, coupled with less clearance sales activity as compared to 2008. SG&A decreased $268 due to lower sales. However, as part of the store acquisitions during the first quarter of 2009 and late in 2008, we did not acquire the existing delivery backlog at the time of acquisition. Consequently, we incurred significant SG&A expenses (rent and administrative payroll) without a commensurate level of delivered sales. Excluding the effects of these acquired stores, SG&A as a percent of sales would have been 56.0% for the first quarter of 2009.

16 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009

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

Investment and Real Estate Segment and Other Items Affecting Net Income (Loss)

Our investments and real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee-owned stores. Although this segment does not have operating earnings, income (loss) from the segment is included in other income (loss), net in our condensed consolidated statements of operations. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long term liabilities section of our consolidated balance sheet. Income and expense items for the first quarter of 2009 and 2008, are as follows:

	February 28, 2009	March 1, 2008
Loss from Alternative Asset Fund	$(1,192)	$(204)
Income (loss) from marketable securities	(1,151)	495
Income from unconsolidated affiliated companies, net	854	812
Interest expense	(954)	(989)
Other	(611)	73

Other income (loss), net	$(3,054)	$187

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to recording an unrealized holding loss. Due to the continued decline in the financial markets during the fiscal first quarter of 2009, many of our holdings sustained significant losses. Consequently, we recorded $1,255 in losses in our consolidated statement of operations for the quarter ended February 28, 2009.

Income from unconsolidated affiliated companies, net includes income from our investment in IHFC as well as income (loss) from other equity method investments. We recognized income from IHFC of $794 in the first quarter of 2009 as compared to $1,040 during the first quarter of 2008.

Other includes several items including losses related to our real estate investments that support our licensees.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. During the fourth quarter of 2008, we recorded a $23,383 charge to establish a valuation allowance against substantially all of our deferred tax assets as we were in a cumulative loss position for the past three years, which is considered significant negative evidence as to whether our deferred tax assets will be realized. Since we reported losses in the quarter and remained in this cumulative loss position, we recorded no tax benefits on the losses generated for the quarter ended February 28, 2009. The tax provision for the quarter ended February 28, 2009 represents the accrual of income taxes to be paid in certain states and the accrual of penalties and interest associated with certain unrecognized tax benefits.

The effective income tax rate for the first quarter of 2008 was 13.5% and was lower than the statutory rate primarily due to exclusions for dividends received from our investment in IHFC.

17 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009

(Dollars in thousands except share and per share data)

Liquidity and Capital Resources

The Company is committed to maintaining a strong balance sheet in order to weather the current difficult industry conditions, to allow it to take advantage of opportunities as market conditions improve, and to execute its long-term retail growth strategies.

Due to the continued housing slump and deterioration in the major financial markets and the overall recessionary economic environment, consumer spending has decreased resulting in significant financial losses for us and damaging the ability of certain of our licensees to generate sufficient cash flow in their businesses. Currently, we are aggressively pursuing expense reduction and cash preservation initiatives throughout all parts of the business to enhance our cash flow. As previously discussed, we announced certain cost reduction actions that we expect to provide $7,000 to $8,000 in annualized cost savings.

As part of the improvement plans with one of our licensees, we converted $1,100 of trade accounts receivable to long-term interest bearing notes during the quarter ended February 28, 2009 and expect additional conversions of accounts receivable to long-term notes over the remainder of the year. We continually assess our level of bad debt reserves and recorded $3,322 in provisions for losses on accounts and notes receivable in the first quarter of 2009, a $2,552 increase over the corresponding period in 2008. A continuing difficult and weak retail environment could result in further bad debt expenses, reduced revenue and store real estate charges, including lease termination and impairment charges. Although we believe we have adequate reserves for bad debts, we will continue to work with our licensees to help limit bad debt exposure. We expect ten to twelve underperforming stores to close during 2009.

We used $5,056 of cash in operating activities during the first quarter of 2009 primarily due to the continued difficult environment at retail resulting in lower collections on accounts receivable as well as increased cash requirements to fund the January new product rollout. These cash requirements were funded through $12,900 of investment redemptions and $2,811 in dividends from our investment in the International Home Furnishings Center. We expect to receive additional redemptions from the Alternative Asset Fund of $2,000 to $3,000 over the remainder of the year. In addition, we expect our wholesale inventories to decrease $3,000 to $4,000 over the next two quarters through improved management and coordination with our foreign suppliers. As a result of an anticipated debt refinancing for IHFC, it is likely that dividend distributions will decrease or be eliminated for the remainder of 2009.

We currently have $18,000 outstanding on our revolving credit facility which provides for borrowings of up to $45,000 at a variable interest rate of LIBOR plus 1.75% (1.92% on February 28, 2009). The facility is secured by a pledge of certain marketable securities and substantially all of our receivables and inventories and matures on November 30, 2010. After coverage for letters of credit, certain loan guarantees and a shortfall in the value of our marketable securities portfolio, we had $9,030 available for borrowing under the facility at February 28, 2009. To the extent the value of our marketable securities falls below $16,000, our Borrowing Base, as defined, is decreased by 125% of the difference between $16,000 and the actual value of those securities.

The facility contains, among other provisions, certain defined financial requirements including a minimum level of net worth that requires us to have Tangible Net Worth, as defined in the credit agreement, of $118,000 as of the quarterly testing dates. Currently, we are in compliance with these provisions and have $120,946 in tangible net worth. During the quarter, our tangible net worth decreased by $8,644 due primarily to operating losses of $5,564 and both realized and unrealized losses associated with the Alternative Asset Fund and our marketable securities portfolio of $2,369. While our investment valuation decline, or some portion thereof, could prove to be temporary, there can be no assurance that our investment values will increase in the future. Considering the current business and market conditions, and before any sustained business recovery occurs, we believe it is probable that our tangible net worth will decline below $118,000 in 2009. In that connection, we have begun discussions with our lender to amend the current credit facility. We expect to complete these discussions during the second quarter of 2009. We currently believe that we will be successful in obtaining an amendment. However, should we be unsuccessful and are unable to meet the net worth test, the lender would have the ability to accelerate repayment under the facility. If such liquidity needs were to arise, we could also explore other liquidity options such as negotiating with another lender, sale of our interest in IHFC, sale of existing investment real estate or mortgaging other investment real estate. Should we be unsuccessful with these and all other potential options in obtaining the necessary liquidity, this could have a material adverse effect on our operations.

18 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009

(Dollars in thousands except share and per share data)

We currently have eight retail real estate properties that have been financed through commercial mortgages with interest rates ranging from 6.73% to 9.18%. These mortgages, with a total balance of $21,962, are collateralized by the respective properties with net book values totaling approximately $29,814 at February 28, 2009. Two of the mortgages mature in the first quarter of 2010 with another maturing in the second quarter of 2010. Collectively, the balance for these three mortgages at February 28, 2009 was $8,377. Although negotiations have not begun, we expect to refinance or obtain alternate financing by the stated maturity dates.

We currently anticipate that total capital expenditures for the remainder of fiscal 2009 will be approximately $2,500 and will be used primarily for retrofits for the new prototype design at Company-owned stores and information systems to support e-commerce initiatives.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended November 29, 2008.

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

We are exposed to market risk for changes in market prices of our various types of investments. Our investments include marketable securities and an investment partnership (Alternative Asset Fund). Our marketable securities portfolio, which totaled $10,849, at February 28, 2009, is diversified among seven different money managers. As part of our current debt facility, we have pledged certain of our marketable securities as collateral. To the extent the value of the marketable securities falls below $16,000, our Borrowing Base, as defined, is decreased by 125% of the difference between $16,000 and the actual value of those securities.

The Bassett Industries Alternative Asset Fund L.P was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the General Partner) of the Alternative Asset Fund. We and the General Partner are the only two partners. The objective of the Alternative Asset Fund is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The Alternative Asset Fund includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed income securities and derivatives, may involve future settlements, which give rise to both market and credit risk.

The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity.

19 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009

(Dollars in thousands except share and per share data)

Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to the Company is limited to the amount of the Alternative Asset Fund investment in each of the funds.

Investment balances by fund are presented below.

	February 28, 2009	November 29, 2008
Styx Partners, L.P.	$1,355	$13,461
HBK Fund, L.P.	4,903	6,022
DB Zwirn Special Opportunities Fund, L.P.	2,289	3,254
Cash and Other	395	316

	$8,942	$23,053

We have requested our general partner to attempt to liquidate all of our investments in the Alternative Asset Fund. During the first quarter of 2009, we received $12,900 for liquidations associated with Styx Partners, L.P. and HBK Fund, L.P. We expect to receive the remaining portion of our investment in Styx Partners, L.P. during our third quarter subject to completion of their audit. Due to the level of redemption requests, we have been informed that the remainder of the investment in HBK Fund, L.P. should be redeemed over the next two years. We also have been informed that due to the magnitude of other redemption requests on the DB Zwirn Special Opportunities Fund, L,P., it is likely that it will be three to four years before our investment is fully redeemed. We expect to receive the total stated net asset value for the Zwirn investment, subject to any further change in the net asset value due to market variations.

Item 4.	Controls and Procedures:

As described in Item 9A. Controls and Procedures in our 2008 Form 10-K, our CEO (principal executive officer) and CFO (principal financial officer) concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) (“Disclosure Controls”) were not effective as of November 29, 2008, due to our management control processes being insufficient to ensure that certain non-routine accounting estimates and other transactions were accounted for correctly. Among other things, this control deficiency resulted in the need for two material adjustments being identified by our independent registered public accountants as part of the year-end audit process. One adjustment involved the recognition of losses on certain of our marketable securities where a significant portion of the decline in value of the investments was determined to be “other than temporary”. This led to the recording of a $2,900 adjustment. The other adjustment involved our reserve for doubtful accounts where management had failed to adequately anticipate the extent to which the current economic and business conditions would accelerate the deterioration in, as well as anticipated future restructurings by, some of our retail licensees. This led to our recording a $1,100 increase to this reserve. As these items arose primarily from the economic deterioration during our fourth quarter of 2008, none of these adjustments should have been recorded in prior periods. The steps we are taking to remediate this deficiency include the following:

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

20 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009

(Dollars in thousands except share and per share data)

Although we believe these steps should improve our systems of disclosure controls, there can be no assurance at this time that these steps are or will be effective to remediate the deficiency described above.

Our CEO and CFO have evaluated the Disclosure Controls as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, our CEO and CFO concluded that the Disclosure Controls were not effective as of February 28, 2009 because a proper determination of the effectiveness of our remediation steps requires future testing by us preferably in situations involving new or changed non-routine transactions. Except for management’s efforts to implement the remediation steps outlined above, there have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements are listed in our Annual Report on Form 10-K for fiscal 2008 and include:

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

21 of 29

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009

(Dollars in thousands except share and per share data)

•	effects of profit improvement initiatives in our domestic wood operations

•	continued profitability of our unconsolidated affiliated companies, particularly IHFC and its ability to pay dividends

22 of 29

PART II – OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the following risk factor, our Annual Report on Form 10-K for fiscal 2008 includes a listing of risk factors to be considered by investors in our securities.

We may be unable to comply with financial covenants under our revolving credit facility.

Our revolving credit facility contains certain financial covenants, including one that requires a minimum level of net worth as of quarterly testing dates. We were not in compliance with this net worth covenant at the end of fiscal 2008 and we sought and obtained from our lender a waiver of that violation. Although we are currently in compliance with the net worth covenant, if we incur continued operating losses and/or decreases in the market value of our investments, we may be in violation of this covenant at the end of the current or future fiscal quarters. Failure to be in compliance with this or other covenants under the facility would constitute a default and entitle the lender to accelerate repayment under the facility. We are currently in negotiations with the lender to amend the net worth covenant, however, there can be no assurance that an amendment or waiver will be received or that they will be offered on commercially reasonable terms that are not detrimental to the Company. Although we currently have enough liquidity to repay the borrowings under the facility, the same factors that could cause us to be in violation of the net worth or other covenants may also reduce our other sources of liquidity below that necessary for such repayment. Any requirement to repay the borrowings under our revolving credit facility, even if we were able to do so, would materially and adversely affect our liquidity. If such a situation should occur, we would explore other liquidity alternatives such as negotiating with another bank or banking group for a new facility, sale of our interest in IHFC, sale of existing investment real estate or mortgaging other investment real estate; however, there is no assurance that we would be successful in pursuing these alternatives or that they could provide sufficient liquidity on a timely basis.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 30, 2008 - January 3, 2009	—	n/a	—	$23,464
January 4 - January 31, 2009	—	n/a	—	$23,464
February 1 - February 28, 2009	60,900	$1.24	—	$23,388

(1)	The Company’s Board of Directors has authorized the repurchase of up to $60,000 in Company stock. This repurchase plan was announced on June 23, 1998. On March 17, 2008, the Board of Directors increased the repurchase plan by $20,000.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits

a.	Exhibits:

23 of 29

PART II – OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009

Exhibit 3a – Articles of Incorporation as amended are incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended February 28, 1994.

Exhibt 3b – By-laws as amended are incorporated herein by reference to Exhibit 3 to Form 8-K filed on December 21, 2004.

Exhibit 10a – Bassett Furniture Industries, Inc. Severance Program for Officers and Management Employees is incorporated herein by reference to Exhibit 99.1 to Form 8-K dated January 21, 2009

Exhibit 10b – Employment Continuity Agreement, dated January 22, 2009 between Registrant and Robert H. Spilman, Jr., together with a schedule setting forth the material details in which the Employment Continuity Agreements between the Registrant and its executive officers differ from each other is incorporated herein by reference to Exhibit 99.2 to Form 8-K dated January 21, 2009

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H. Spilman, Jr.
Robert H. Spilman, Jr., President and Chief Executive Officer
April 9, 2009

/s/ J. Michael Daniel
J. Michael Daniel, Corporate Controller and Interim Chief Financial Officer
April 9, 2009

25 of 29