Form 10-Q/A
period 2009-02-28
BASSETT FURNITURE INDUSTRIES INC
filed 2009-08-21
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At July 31, 2009, 11,444,612 shares of common stock of the Registrant were outstanding.

EXPLANATORY NOTE

During the first quarter of 2009, the Staff of the United States Securities and Exchange Commission (the “SEC”) began its triennial review of our Form 10-K for the year ended November 29, 2008 and subsequently our Form 10-Q for the quarter ended February 28, 2009. As a result of the issues raised in that review and the Company’s reevaluation of certain of its accounting policies and processes as they related to those issues, we determined that it was necessary to restate our Form 10-Q for the quarterly period ended February 28, 2009.

We have filed Amendment No. 1 to our Form 10-Q (“Amendment”) for the period ended February 28, 2009 for the purpose of restating our financial statements, related notes to the financial statements and Management’s Discussion and Analysis. See Note 2 “Restatement of Previously Reported Results” for additional information concerning this restatement.

The disclosures in the Amendment continue to speak as of the date of the Original Report and do not reflect events occurring after the filing of the Original Report. Accordingly, the Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Report. The filing of the Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

		PAGE
ITEM

PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of February 28, 2009 (unaudited) and November 29, 2008 and for the quarters ended February 28, 2009 (restated and unaudited) and March 1, 2008 (unaudited)

	Condensed Consolidated Statements of Operations and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

3.	Quantitative and Qualitative Disclosures About Market Risk	29

4.	Controls and Procedures	30

PART II - OTHER INFORMATION

1.	Legal Proceedings	33

1A.	Risk Factors	33

2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

3.	Defaults Upon Senior Securities	33

4.	Submission of Matters to a Vote of Security Holders	33

6.	Exhibits	34

2 of 39

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED FEBRUARY 28, 2009 (RESTATED) AND MARCH 1, 2008 – UNAUDITED

(In thousands except per share data)

	Quarter Ended
	As restated 13 Weeks February 28, 2009	14 Weeks March 1, 2008
Net sales	$57,811	$81,599
Cost of sales	33,668	48,972

Gross profit	24,143	32,627

Selling, general and administrative expenses	32,744	32,215

Income (loss) from operations	(8,601)	412

Other income (loss), net	(3,297)	187

Income (loss) before income taxes	(11,898)	599

Income tax provision	(65)	(81)

Net income (loss)	$(11,963)	$518

Retained earnings-beginning of period	73,160	131,725
Cumulative effect of change in accounting principle–Adoption of FIN 48	—	(746)
Cash dividends	—	(2,362)

Retained earnings-end of period	$61,197	$129,135

Basic earnings (loss) per share	$(1.05)	$0.04

Diluted earnings (loss) per share	$(1.05)	$0.04

Dividends per share	$—	$0.20

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 39

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2009 (RESTATED) AND NOVEMBER 29, 2008

(In thousands)

	As restated (Unaudited) February 28, 2009	November 29, 2008
Assets
Current assets
Cash and cash equivalents	$11,604	$3,777
Accounts receivable, net	39,927	40,793
Inventories	43,404	42,293
Other current assets	11,033	13,628

Total current assets	105,968	100,491

Property and equipment
Cost	157,807	156,068
Less accumulated depreciation	99,222	98,913

Property and equipment, net	58,585	57,155

Investments	19,791	35,060
Retail real estate	27,476	29,588
Notes receivable, net	11,478	13,608
Other	8,949	9,140

	67,694	87,396

Total assets	$232,247	$245,042

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,321	$18,747
Accrued compensation and benefits	4,748	4,818
Bank debt	18,000
Customer deposits	8,234	6,725
Dividends payable	—	1,142
Other accrued liabilities	12,868	10,577
Current portion of real estate notes payable	6,389	1,012

Total current liabilities	65,560	43,021

Long-term liabilities
Post employment benefit obligations	12,718	12,829
Bank debt	—	19,000
Real estate notes payable	15,573	21,346
Distributions in excess of affiliate earnings	13,927	11,910
Other long-term liabilities	6,221	6,757

	48,439	71,842

Commitments and Contingencies

Stockholders’ equity
Common stock	56,837	57,102
Retained earnings	61,197	73,160
Additional paid-in-capital	627	346
Accumulated other comprehensive loss	(413)	(429)

Total stockholders’ equity	118,248	130,179

Total liabilities and stockholders’ equity	$232,247	$245,042

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 39

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM  1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED FEBRUARY 28, 2009 (RESTATED) AND MARCH 1, 2008 – UNAUDITED

(In thousands)

	Quarter Ended
	As restated 13 Weeks February 28, 2009	14 Weeks March 1, 2008
Operating activities:
Net income (loss)	$(11,963)	$518
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,482	2,036
Equity in undistributed income of investments and unconsolidated affiliated companies	338	(883)
Provision for losses on accounts and notes receivable	5,892	770
Provision for lease and loan guarantees	426	44
Other than temporary impairment of investments	1,255	—
Realized income from investments	(104)	(182)
Deferred income taxes	—	(78)
Payment to terminate lease	(400)	—
Other, net	51	(61)
Changes in operating assets and liabilities
Accounts receivable	(4,109)	(4,803)
Inventories	(498)	471
Other current assets	2,669	1,947
Accounts payable and accrued liabilities	(95)	(8,403)

Net cash used in operating activities	(5,056)	(8,624)

Investing activities:
Purchases of property and equipment	(589)	(199)
Purchases of retail real estate	(2)	(594)
Proceeds from sales of property and equipment	14	88
Acquisition of retail licensee stores, net of cash acquired	—	(216)
Proceeds from sales of investments	13,758	11,761
Purchases of investments	(858)	(4,739)
Dividends from an affiliate	2,811	2,811
Net cash received on licensee notes	131	281
Other, net	8	(45)

Net cash provided by investing activities	15,273	9,148

Financing activities:
Net borrowings (repayments) under revolving credit facility	(1,000)	4,000
Repayments of real estate notes payable	(196)	(176)
Issuance of common stock	23	35
Repurchases of common stock	(75)	—
Cash dividends	(1,142)	(2,362)

Net cash provided by / (used in) financing activities	(2,390)	1,497

Change in cash and cash equivalents	7,827	2,021
Cash and cash equivalents - beginning of period	3,777	3,538

Cash and cash equivalents - end of period	$11,604	$5,559

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included.

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

2. Restatement of Previously Reported Results

During the first quarter of 2009, the Staff of the Securities and Exchange Commission (the “SEC”) began its triennial review of our Form 10-K for the year ended November 29, 2008 and subsequently our Form 10-Q for the quarter ended February 28, 2009. Three primary issues were identified by the SEC as a result of their review. These included our initial valuation of notes receivable issued to our licensees (primarily for amounts converted from past due accounts receivable due from them), our methodology for determining reserves for our accounts receivable, notes receivable, and loan guarantees, and our classification of our revolving debt as current or long-term.

As a result of the SEC’s comments, we began a review of the accounting policies and processes in the areas previously mentioned. Consequently, we determined that we should have recorded lower values for certain of our notes receivable upon inception and, subsequently, recorded additional reserves on those notes due to an error in how we determined an appropriate market rate of interest for those notes. In addition, we also concluded that we should have recognized revenue for certain customers on a cost recovery basis for shipments beginning in the first quarter of 2009 and that additional reserves for loan guarantees should be established. Therefore, we recorded an additional $3,280 of net charges in the quarter ended February 28, 2009 to account for these lower note values, increased reserves and reduced revenue. Of the amount recorded, $1,936 related to periods prior to the quarter ended February 28, 2009. However, based on our consideration of the underlying quantitative and qualitative factors surrounding the prior period errors, the effects on the previous annual and interim periods were determined to be immaterial and, therefore, prior periods have not been restated.

As a result, our net loss increased $3,280 to $11,963 and net loss per share increased $0.29 per share to $1.05 per share. The recognition of this additional expense and reduced revenue caused us to violate the net worth covenant contained in our revolving credit facility for the quarter ended February 28, 2009. As such, we have reclassified our debt under the revolving credit facility from long-term to current and have provided expanded disclosures around our liquidity. The following consolidated statements of operations and retained earnings, consolidated balance sheet, and consolidated statement of cash flows reconcile the previously reported and restated information.

6 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

Consolidated Statements of Operations and Retained Earnings (Restated)

for the quarter ended February 28, 2009

	For the Quarter Ended February 28, 2009
	As previously reported	Restatement Adjustments	Restated
Net sales	$59,368	$(1,557) (a)	$57,811
Cost of sales	34,758	(1,090) (a)	33,668

Gross profit	24,610	(467)	24,143

Selling, general and administrative expenses	30,174	2,570 (b)	32,744

Income (loss) from operations	(5,564)	(3,037)	(8,601)

Other income (loss), net	(3,054)	(243) (c)	(3,297)

Income (loss) before income taxes	(8,618)	(3,280)	(11,898)

Income tax provision	(65)	—	(65)

Net income (loss)	$(8,683)	$(3,280)	$(11,963)

Retained earnings-beginning of period	73,160	—	73,160
Cumulative effect of change in accounting principle–Adoption of FIN 48	—	—	—
Cash dividends	—	—	—

Retained earnings-end of period	$64,477	$(3,280)	$61,197

Basic earnings (loss) per share	$(0.76)	$(0.29)	$(1.05)

Diluted earnings (loss) per share	$(0.76)	$(0.29)	$(1.05)

Dividends per share	$—	$—	$—

(a)	Represents revenue and cost of sales reversed for shipments that do not meet the requirement for revenue recognition at the time of shipment.
(b)	Represents additional bad debt and notes receivable valuation charges.
(c)	Represents additional loan guarantee charges.

7 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

Consolidated Balance Sheet (Restated)

as of February 28, 2009

	As of February 28, 2009
	As previously reported	Restatement Adjustments		Restated
Assets
Current assets
Cash and cash equivalents	$11,604	$—		$11,604
Accounts receivable, net	37,887	2,040	(a)	39,927
Inventories	43,404	—		43,404
Other current assets	11,033	—		11,033

Total current assets	103,928	2,040		105,968

Property and equipment
Cost	157,807	—		157,807
Less accumulated depreciation	99,222	—		99,222

Property and equipment, net	58,585	—		58,585

Investments	19,791	—		19,791
Retail real estate	27,476	—		27,476
Notes receivable, net	15,603	(4,125)	(b)	11,478
Other	8,949	—		8,949

	71,819	(4,125)		67,694

Total assets	$234,332	$(2,085)		$232,247

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,321	$—		$15,321
Accrued compensation and benefits	4,748	—		4,748
Bank debt	—	18,000	(c)	18,000
Customer deposits	8,234	—		8,234
Dividends payable	—	—		—
Other accrued liabilities	11,673	1,195	(d)	12,868
Current portion of real estate notes payable	6,389	—		6,389

Total current liabilities	46,365	19,195		65,560

Long-term liabilities
Post employment benefit obligations	12,718	—		12,718
Bank debt	18,000	(18,000	) (c)	—
Real estate notes payable	15,573	—		15,573
Distributions in excess of affiliate earnings	13,927	—		13,927
Other long-term liabilities	6,221	—		6,221

	66,439	(18,000)		48,439

Commitments and Contingencies

Stockholders’ equity
Common stock	56,837	—		56,837
Retained earnings	64,477	(3,280	) (e)	61,197
Additional paid-in-capital	627	—		627
Accumulated other comprehensive loss	(413)	—		(413)

Total stockholders’ equity	121,528	(3,280)		118,248

Total liabilities and stockholders’ equity	$234,332	$(2,085)		$232,247

(a)	Represents reclassification of reserves to notes receivable, net and loan guarantee reserves (Other long-term liabilities) and reduction of accounts receivable due to revenue recognition reversals.
(b)	Represents additional bad debt and note discount reserves.
(c)	Represents reclassification of debt from long-term to current.
(d)	Represents additional reserves for loan guarantees.
(e)	Represents total additional charges for bad debt, notes receivable valuation and loan guarantee reserves.

8 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

Consolidated Statements of Cash Flows (Restated)

for the quarter ended February 28, 2009

	For the Quarter ended February 28, 2009
	As previously reported	Restatement adjustments		Restated
Operating activities:
Net income (loss)	$(8,683)	$(3,280)	(a)	$(11,963)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,482	—		1,482
Equity in undistributed income of investments and unconsolidated affiliated companies	338	—		338
Provision for losses on accounts and notes receivable	3,322	2,570	(b)	5,892
Provision for lease and loan guarantees	—	426	(c)	426
Other than temporary impairment of investments	1,255	—		1,255
Realized income from investments	(104)	—		(104)
Deferred income taxes	—	—		—
Payment to terminate lease	(400)	—		(400)
Other, net	234	(183	) (d)	51
Changes in operating assets and liabilities
Accounts receivable	(4,576)	467	(e)	(4,109)
Inventories	(498)	—		(498)
Other current assets	2,669	—		2,669
Accounts payable and accrued liabilities	(95)	—		(95)

Net cash used in operating activities	(5,056)	—		(5,056)

Investing activities:
Purchases of property and equipment	(589)	—		(589)
Purchases of retail real estate	(2)	—		(2)
Proceeds from sales of property and equipment	14	—		14
Acquisition of retail licensee stores, net of cash acquired	—	—		—
Proceeds from sales of investments	13,758	—		13,758
Purchases of investments	(858)	—		(858)
Dividends from an affiliate	2,811	—		2,811
Net cash received on licensee notes	131	—		131
Other, net	8	—		8

Net cash provided by investing activities	15,273	—		15,273

Financing activities:
Net borrowings (repayments) under revolving credit facility	(1,000)	—		(1,000)
Repayments of real estate notes payable	(196)	—		(196)
Issuance of common stock	23	—		23
Repurchases of common stock	(75)	—		(75)
Cash dividends	(1,142)	—		(1,142)

Net cash provided by / (used in) financing activities	(2,390)	—		(2,390)

Change in cash and cash equivalents	7,827	—		7,827
Cash and cash equivalents - beginning of period	3,777	—		3,777

Cash and cash equivalents - end of period	$11,604	$—		$11,604

(a)	Represents the increase in the net loss as a result of the restatement.
(b)	Represents additional bad debt and notes receivable valuation charges.
(c)	Represents total amount of charges recorded for loan and lease guarantee reserves.
(d)	Represents reclass of initial charge for loan and lease guarantee reserves which were previously recorded in other, net.
(e)	Represents net reduction to accounts receivable for revenue reversal adjustment.

9 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

3. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the quarter ended February 28, 2009, as restated, are not necessarily indicative of results for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 29, 2008.

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

4. Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer.

Staff Accounting Bulletin No. 104: Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. In our judgment, collectibility is not reasonably assured when the decision has been made to exit a dealer. Currently, there are 6 dealers where revenue is being recognized on a cost recovery basis. This resulted in a deferral of revenue and cost of $2,789 and $1,952, respectively, for the quarter ended February 28, 2009. There were no such dealers that met the criteria for revenue deferral during the quarter ended March 1, 2008.

5. Inventories

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method.

10 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

Inventories were comprised of the following:

	February 28, 2009	November 29, 2008
Finished goods	$28,507	$29,092
Work in process	214	251
Raw materials and supplies	7,710	7,853
Retail merchandise	17,035	14,995

Total inventories at FIFO	53,466	52,191
LIFO adjustment	(7,509)	(7,393)
Reserve for excess and obsolete inventory	(2,553)	(2,505)

	$43,404	$42,293

We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand, market conditions and the respective valuations at LIFO. The need for these reserves is primarily driven by the normal product life cycle. As products mature and sales volumes decline, we rationalize our product offerings to respond to consumer tastes and keep our product lines fresh. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required. In determining reserves, we calculate separate reserves on our wholesale and retail inventories. Our wholesale inventories tend to carry the majority of the reserves for excess quantities and obsolete inventory due to the nature of our distribution model. These wholesale reserves primarily represent design and/or style obsolescence. Typically, product is only shipped to our retail warehouses when a consumer has ordered and paid a deposit for the product. We do not typically hold inventory for stock purposes. Consequently, floor sample inventory and inventory for delivery to customers accounts for the majority of our inventory at retail. Retail reserves are based on accessory and clearance floor sample inventory in our stores and any inventory that is not associated with a specific customer order in our retail warehouses.

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Balance at November 29, 2008	Additions Charged to Expense	Deductions	Balance at February 28, 2009
Wholesale	$2,071	$801	$(825)	$2,047
Retail	434	223	(151)	506

	$2,505	$1,024	$(976)	$2,553

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves during the quarter ended February 28, 2009 and do not anticipate that our methodology is reasonably likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

11 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

6. Notes Receivable

Our notes receivable consist of the following:

	February 28, 2009	November 29, 2008
Notes receivable	$22,747	$21,801
Allowance for doubtful accounts	(4,004)	(3,604)
Discounts on notes receivable	(5,583)	(2,992)

Notes receivable, net	13,160	15,205
Less: current portion of notes receivable	(1,682)	(1,597)

Long term notes receivable	$11,478	$13,608

Our notes receivable, which bear interest at rates ranging from 8.25% to 2%, consist primarily of amounts due from our licensees from loans made by the Company to help licensees fund their operations. 67% and 65% of our notes receivable represent conversions of past due accounts receivable at February 28, 2009 and November 29, 2008, respectively. At the inception of the note receivable, and in accordance with the provisions of Accounting Principles Board Opinion No. 21, Interest on Receivables and Payables, we determine whether the note bears a market rate of interest. A discount on the note is recorded if we determine that the note bears an interest rate below the market rate. We amortize the related note discount over the contractual term of the note and cease amortizing the discount to interest income when the present value of expected future cash flows is less than the carrying value of the note. We recorded $189 and $206 in total interest income on these notes for the quarters ended February 28, 2009 and March 1, 2008, respectively, which is included in other income (loss), net.

As part of the improvement plans with one of our licensees, we converted $1,100 of past due trade accounts receivable and refinanced an existing note with a remaining balance of $224 into a $1,324 long-term note bearing interest at 4.75% during the quarter ended February 28, 2009. This note requires interest only payments through 2011 and interest and principal payments due monthly through its maturity on December 31, 2016. The initial carrying value of the note is determined using present value techniques which consider the fair market rate of interest based on the licensee’s risk profile and estimated cash flows to be received. We considered the stated interest rate to be below market due to the overall lack of availability of credit in the financial markets. Consequently, we discounted the estimated cash flows at a 19.5% discount rate which resulted in an initial fair value of $672. The inputs into this fair value calculation reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level III as specified in the fair value hierarchy in SFAS No. 157, “Fair Value Measurements” (See also Note 14).

On a quarterly basis and in accordance with the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15 (“SFAS 114”), we examine these notes for evidence of impairment, considering factors such as licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee, licensee sales and any underlying collateral. After considering these factors, should we believe that all or a portion of the expected cash flows attributable to the note receivable will not be received, we record an impairment charge on the note by estimating future cash flows and discounting them at the effective interest rate. Any difference between the estimated discounted cash flows and the carrying value of the note is recorded as an increase to the allowance for doubtful accounts.

These notes, as well as our accounts receivable, are secured by the filing of security statements in accordance with the Uniform Commercial Code and/or real estate owned by the note holder and in some cases, personal guarantees by our licensees.

12 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

7. Unconsolidated Affiliated Companies

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

8. Real Estate Notes Payable and Other Long-Term Debt

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

We currently have $18,000 outstanding on our revolving credit facility which provides for borrowings of up to $45,000 at a variable interest rate of LIBOR plus 1.75% (1.92% on February 28, 2009). The facility is secured by a pledge of certain marketable securities and substantially all of our receivables and inventories and matures on November 30, 2010. It contains, among other provisions, certain defined financial covenants including a minimum level of net worth that requires us to have Tangible Net Worth, as defined in the credit agreement, of $118,000 as of the quarterly testing dates. As a result of the impact of the adjustments made as outlined in Note 2, we were no longer in compliance with the Tangible Net Worth covenant which represents an Event of Default as defined in our credit agreement. Consequently, our bank has the ability to immediately demand repayment of the loan and we have

13 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

reclassified the debt to the current liabilities section of our condensed consolidated balance sheet. During the quarter, our tangible net worth decreased by $11,931 due primarily to operating losses of $8,601 and both realized and unrealized losses associated with the Alternative Asset Fund and our marketable securities portfolio of $2,369. This covenant violation also prevents us from making any additional borrowings under the facility until the covenant is waived and/or amended. However, had there been no covenant violation, we would have had an additional $8,013 of availability under the facility.

We have begun discussions with our lender to amend the Tangible Net Worth covenant. We expect to complete these discussions during the third quarter of 2009. We currently believe that we will be successful in obtaining an amendment. However, should we be unsuccessful, the lender has the ability to accelerate repayment under the facility. If such liquidity needs were to arise, we would explore other liquidity options such as negotiating with another lender, sale of our interest in IHFC, sale of existing investment real estate or mortgaging other investment real estate. Should we be unsuccessful with these and all other potential options in obtaining the necessary liquidity, this could have a material adverse effect on our operations.

9. Comprehensive Income

For the quarters ended February 29, 2008, and March 1, 2008, total comprehensive loss was $(11,947) and $(774), respectively. Changes in accumulated other comprehensive income (loss) for the quarters ended February 28, 2009, and March 1, 2008 are as follows:

	Quarter ended
	February 28, 2009	March 1, 2008
Balance at beginning of period	$(429)	$1,914
Unrealized holding gains (losses)	10	(1,298)
Amortization associated with SERP Plan	6	6

Balance at end of quarter	$(413)	$622

10. Licensee Acquisition

Effective December 1, 2008, we acquired the net assets of our licensee stores in Scottsdale and Tucson, Arizona and began operating them as Company-owned stores. The net assets acquired consisted of inventory of $613 and leasehold improvements and other assets of $470 and we assumed certain liabilities of $180. The acquisition was primarily funded through existing accounts receivable from the licensee and did not result in any goodwill or other intangibles.

Our Fredericksburg, Maryland store ceased operations as a licensee-owned store as of the end of January, 2009. Beginning in February, 2009, this store began operating as a Company-owned store. We own the real estate associated with this store.

11. Contingencies

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

14 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

We have also guaranteed loans to certain of our licensees to finance initial inventory packages and other operating requirements for those stores. The total contingent liabilities with respect to these loan guarantees as of February 28, 2009, and November 29, 2008, were $6,900 and $7,869, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease and loan guarantees (an estimate of the cost to the Company to perform on these guarantees) at February 28, 2009, and November 29, 2008, was $2,131 and $2,005, respectively, and are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.

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

15 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

13. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income (Loss)	Weighted Average Shares	Earnings (loss) per share
For the quarter ended February 28, 2009 (as restated):

Net loss	$(11,963)	11,423,869	$(1.05)
Add effect of dilutive securities:
Options *	—	—	—

Diluted earnings per share	$(11,963)	11,423,869	$(1.05)

For the quarter ended March 1, 2008:

Net income	$518	11,809,345	$0.04
Add effect of dilutive securities:
Options	—	18	—

Diluted earnings per share	$518	11,809,363	$0.04

*	Due to the net loss, the potentially dilutive securities would have been antidilutive and are therefore excluded.

Options to purchase 1,206,138 and 1,458,685 shares of common stock at February 28, 2009 and March 1, 2008, respectively, were excluded from the computation as their effect is antidilutive.

14. Fair Value Disclosures

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

16 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

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

17 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2009 (RESTATED)

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

15. Segment Information

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

Our investments/real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee stores. Although this segment does not have operating earnings, income or loss from the segment is included in other income in our condensed consolidated statements of operations and retained earnings. Our equity investment in IHFC is not

18 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long-term liabilities section of our condensed consolidated balance sheet. See Note 7 for a further discussion of IHFC.

Inter-company net sales elimination represents the elimination of wholesale sales to our Company-owned stores. Inter-company income elimination represents the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the end retail consumer.

The following table presents our segment information:

	Quarter Ended
	As restated
	February 28, 2009	March 1, 2008
Net Sales
Wholesale	$47,948	$69,309
Retail	23,743	25,927
Inter-company elimination	(13,880)	(13,637)

Consolidated	$57,811	$81,599

Income (loss) from Operations
Wholesale	$(5,716)	$2,883
Retail	(2,658)	(2,057)
Inter-company elimination	(227)	(414)

Consolidated	$(8,601)	$412

Depreciation and Amortization
Wholesale	$456	$1,058
Retail	666	548
Investments/real estate	360	430

Consolidated	$1,482	$2,036

Capital Expenditures
Wholesale	$114	$137
Retail	473	656
Investments/real estate	2	—

Consolidated	$589	$793

	As restated As of February 28, 2009	As of November 29, 2008
Identifiable Assets
Wholesale	$124,923	$126,619
Retail	60,057	53,775
Investments/real estate	47,267	64,648

Consolidated	$232,247	$245,042

19 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009 (RESTATED)

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

20 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

We will also continue to work diligently with our network of licensees to improve their operating results. With the existing and planned improvements in our retail program and our strong balance sheet, we believe we are well positioned not only to survive these turbulent times, but also to gain market share as some of our competitors exit the industry.

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

Restatement of Previously Reported Results

During the first quarter of 2009, the Staff of the Securities and Exchange Commission (the “SEC”) began its triennial review of our Form 10-K for the year ended November 29, 2008 and subsequently our Form 10-Q for the quarter ended February 28, 2009. Three primary issues were identified by the SEC as a result of their review. These included our initial valuation of notes receivable issued to our licensees (primarily for amounts converted from past due accounts receivable due from them), our methodology for determining reserves for our accounts receivable, notes receivable, and loan guarantees, and our classification of our revolving debt as current or long-term.

As a result of the SEC’s comments, we began a review of the accounting policies and processes in the areas previously mentioned. Consequently, we determined that we should have recorded lower values for certain of our notes receivable upon inception and, subsequently, recorded additional reserves on those notes due to an error in how we determined an appropriate market rate of interest for those notes. In addition, we also concluded that we should have recognized revenue for certain customers on a cost recovery basis for shipments beginning in the first quarter of 2009 and that additional reserves for loan guarantees should be established. Therefore, we recorded an additional $3,280 of net charges in the quarter ended February 28, 2009 to account for these lower note values, increased reserves and reduced revenue. Of the amount recorded, $1,936 related to periods prior to the quarter ended February 28, 2009. However, based on our consideration of the underlying quantitative and qualitative factors surrounding the prior period errors, the effects on the previous annual and interim periods were determined to be immaterial and, therefore, prior periods have not been restated.

As a result, our net loss increased $3,280 to $11,963 and net loss per share increased $0.29 per share to $1.05 per share. The recognition of this additional expense and reduced revenue caused us to violate the net worth covenant contained in our revolving credit facility for the quarter ended February 28, 2009. As such, we have reclassified our debt under the revolving credit facility from long-term to current and have provided expanded disclosures around our liquidity.

21 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

Results of Operations – Period ended February 28, 2009 (restated) compared with the period ended March 1, 2008:

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating income (loss) were as follows for the periods ended February 28, 2009 and March 1, 2008:

	Quarter Ended
	As restated February 28, 2009		March 1, 2008

Net sales	$57,811	100.0%	$81,599	100.0%

Gross profit	24,143	41.8%	32,627	40.0%
SG&A (see note below)	26,852	46.4%	31,445	38.5%
Bad debt and notes receivable valuation charges	5,892	10.2%	770	0.9%

Income (Loss) from operations	$(8,601)	-14.8%	$412	0.6%

Note: For comparability purposes, we have presented our selling, general and administrative expenses above without consideration of the effects of the bad debt and notes receivable valuation charges.

On a consolidated basis, we reported net sales for the first quarter of 2009 of $57,811, a decrease of $23,788, or 29.2% from sales levels attained in the first quarter of 2008. Due to our fiscal calendar, the quarter ended March 1, 2008 included 14 weeks compared to 13 weeks for the quarter ended February 28, 2009.

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

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

	Quarter Ended
	As restated February 28, 2009		March 1, 2008

Net sales	$47,948	100.0%	$69,309	100.0%

Gross profit	13,189	27.5%	20,992	30.3%
SG&A (see note below)	13,013	27.1%	17,339	25.0%
Bad debt and notes receivable valuation charges	5,892	12.3%	770	1.1%

Income (Loss) from operations	$(5,716)	-11.9%	$2,883	4.2%

Note: For comparability purposes, we have presented our selling, general and administrative expenses above without consideration of the effects of the bad debt and notes receivable valuation charges.

22 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

Net sales for the wholesale segment were $47,948 for the first quarter of 2009 as compared to $69,309 for the first quarter of 2008, a decrease of 30.8%. Due to our fiscal calendar, the quarter ended March 1, 2008 included 14 weeks compared to 13 weeks for the quarter ended February 28, 2009. Approximately 53% of wholesale shipments during the first quarter of 2009 were imported products compared to 58% for the first quarter of 2008. Gross margins for the wholesale segment were 27.1% for the first quarter of 2009 as compared to 30.3% for the first quarter of 2008. This decrease is primarily due to lower realized margins on our wood furniture and certain discount programs designed to sell more furniture, partially offset by increased margins on our upholstered furniture due to its custom nature. Wholesale SG&A decreased $4,326 primarily due to decreased sales volumes. We recorded $5,892 of bad debt and notes receivable valuation charges for the first quarter of 2009 as compared to $770 for the first quarter of 2008.

Wholesale shipments by type:

	Quarter Ended
	As restated February 28, 2009		March 1, 2008

Wood	$25,338	52.8%	$37,003	53.4%
Upholstery	22,118	46.2%	31,377	45.3%
Other	492	1.0%	929	1.3%

Total	$47,948	100.0%	$69,309	100.0%

Retail Segment – Company-Owned Retail Stores

	Quarter Ended
	February 28, 2009		March 1, 2008

Net sales	$23,743	100.0%	$25,927	100.0%

Gross profit	11,180	47.1%	12,049	46.5%
SG&A	13,838	58.3%	14,106	54.4%

Operating loss	$(2,658)	-11.2%	$(2,057)	-7.9%

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

23 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

liabilities section of our consolidated balance sheet. Income and expense items for the first quarter of 2009 and 2008, are as follows:

	As restated February 28, 2009	March 1, 2008

Loss from Alternative Asset Fund	$(1,192)	$(204)
Income (loss) from marketable securities	(1,151)	495
Income from unconsolidated affiliated companies, net	854	812
Interest expense	(954)	(989)
Loan and lease guarantee expense	(426)	(34)
Other	(428)	107

Other income (loss), net	$(3,297)	$187

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

Loan and lease guarantee expense consists of adjustments to record the fair value of our loan and lease guarantee obligations that we have entered into on behalf of our licensees. We recognized expense of $426 and $34, respectively, for the quarters ended February 28, 2009 and March 1, 2008, to reflect the additional risk that we may have to assume the underlying obligations with respect to our guarantees.

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

24 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

damaging the ability of certain of our licensees to generate sufficient cash flow in their businesses. Currently, we are aggressively pursuing expense reduction and cash preservation initiatives throughout all parts of the business to enhance our cash flow. As previously discussed, we announced certain cost reduction actions that we expect to provide $7,000 to $8,000 in annualized cost savings.

As part of the improvement plans with one of our licensees, we converted $1,100 of trade accounts receivable to long-term interest bearing notes during the quarter ended February 28, 2009 and expect additional conversions of accounts receivable to long-term notes over the remainder of the year. We continually assess our level of bad debt reserves and recorded $5,892 in provisions for losses on accounts and notes receivable in the first quarter of 2009, a $5,122 increase over the corresponding period in 2008. A continuing difficult and weak retail environment could result in further bad debt expenses, reduced revenue and store real estate charges, including lease termination and impairment charges. Although we believe we have adequate reserves for bad debts, we will continue to work with our licensees to help limit bad debt exposure. We expect ten to twelve underperforming stores to close during 2009.

We used $5,056 of cash in operating activities during the first quarter of 2009 primarily due to the continued difficult environment at retail resulting in lower collections on accounts receivable as well as increased cash requirements to fund the January new product rollout. These cash requirements were funded through $12,900 of investment redemptions and $2,811 in dividends from our investment in the International Home Furnishings Center. We expect to receive additional redemptions from the Alternative Asset Fund of $2,000 to $3,000 over the remainder of the year. In addition, we expect our wholesale inventories to decrease $3,000 to $4,000 over the remainder of the year through improved management and coordination with our foreign suppliers. As a result of an anticipated debt refinancing for IHFC, it is likely that dividend distributions will decrease or be eliminated for the remainder of 2009.

We currently have $18,000 outstanding on our revolving credit facility which provides for borrowings of up to $45,000 at a variable interest rate of LIBOR plus 1.75% (1.92% on February 28, 2009). The facility is secured by a pledge of certain marketable securities and substantially all of our receivables and inventories and matures on November 30, 2010. It contains, among other provisions, certain defined financial covenants including a minimum level of net worth that requires us to have Tangible Net Worth, as defined in the credit agreement, of $118,000 as of the quarterly testing dates. As a result of the impact of the adjustments made as outlined in Note 2, we were no longer in compliance with the Tangible Net Worth covenant which represents an Event of Default as defined in our credit agreement. Consequently, our bank has the ability to immediately demand repayment of the loan and we have reclassified the debt to the current liabilities section of our condensed consolidated balance sheet. During the quarter, our tangible net worth decreased by $11,931 due primarily to operating losses of $8,601 and both realized and unrealized losses associated with the Alternative Asset Fund and our marketable securities portfolio of $2,369. This covenant violation also prevents us from making any additional borrowings under the facility until the covenant is waived and/or amended. However, had there been no covenant violation, we would have had an additional $8,013 of availability under the facility.

We have begun discussions with our lender to amend the Tangible Net Worth covenant. We expect to complete these discussions during the third quarter of 2009. We currently believe that we will be successful in obtaining an amendment. However, should we be unsuccessful, the lender has the ability to accelerate repayment under the facility. If such liquidity needs were to arise, we would explore other liquidity options such as negotiating with another lender, sale of our interest in IHFC, sale of existing investment real estate or mortgaging other investment real estate. Should we be unsuccessful with these and all other potential options in obtaining the necessary liquidity, this could have a material adverse effect on our operations.

We currently have eight retail real estate properties that have been financed through commercial mortgages with interest rates ranging from 6.73% to 9.18%. These mortgages, with a total balance of $21,962, are collateralized by the respective properties with net book values totaling approximately $29,814 at February 28, 2009. Two of the mortgages mature in the first quarter of 2010 with another maturing in the second quarter of 2010. Collectively, the balance for these three mortgages at February 28, 2009 was $8,377. Although negotiations have not begun, we expect to refinance, obtain alternate financing or forbearance of payment by the stated maturity dates. However, there can be no certainty that any of these may occur and should we be required to fund these payments on the maturity dates, it could have a material adverse effect on our liquidity.

25 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

We currently anticipate that total capital expenditures for the remainder of fiscal 2009 will be approximately $2,500 and will be used primarily for retrofits for the new prototype design at Company-owned stores and information systems to support e-commerce initiatives.

Receivables and Inventory

Cash collections on our accounts and notes receivable have a significant impact on our overall liquidity. We used $5,056 of cash in operating activities during the first three months of 2009 due to the continued difficult environment at retail resulting in lower cash collections on accounts receivable as well as increased cash requirements to fund the January new product rollout.

These slow cash collections have resulted in increasing accounts and notes receivable, deteriorating accounts receivable aging with increases in our relative past due amounts, and a corresponding increase to our allowance for doubtful accounts. As such, we recorded $5,892 of bad debt and notes receivable valuation charges for the first quarter of 2009 as compared to $770 for the first quarter of 2008. In response to slow collections, certain of our licensees have been placed on a temporary “cash before delivery” program for current orders that is designed to prevent any additional increase in the accounts receivable exposure. We expect the rate of cash collections to increase when the recessionary environment begins to subside such that our total receivables will begin to decrease. The following table reflects our accounts receivable and notes receivable and related bad debt reserves:

	As restated February 28, 2009	November 29, 2008

Gross accounts receivable	$49,339	$48,780
Allowance for doubtful accounts	(9,412)	(7,987)

Net accounts receivable	$39,927	$40,793

Gross notes receivable	22,747	21,801
Allowance for doubtful accounts and notes discounts	(9,587)	(6,596)

Net notes receivable	$13,160	$15,205

Our accounts and notes receivable reserve and notes discount activity for the three months ended February 28, 2009 is as follows:

	Accounts Receivable	Notes Receivable	Total

Balance at November 29, 2008	$7,987	$6,596	$14,583
Bad debt and note valuation charges	2,876	3,016	5,892
Write-offs	(1,451)	—	(1,451)
Discount amortization	—	(25)	(25)

Balance at February 28, 2009, as restated	$9,412	$9,587	$18,999

Our licensee review committee (LRC) consists of our CEO, CFO, Senior VP of Retail, VP of Licensed Retail, and Corporate Director of Credit. The LRC meets frequently to review licensee performance, typically reviewing a wide-range of licensee related issues, including licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee and its sales. Should a licensee have substantial past due amounts due to us, but is otherwise considered viable and likely to continue as a going concern, the committee may decide to move all or a portion of the licensee’s past due accounts receivables to a note receivable. We believe that the note receivable allows the licensee to focus on keeping current and future amounts current, while continuing to meet its financial obligations to us.

26 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

As part of the improvement plans with one of our licensees, we converted $1,100 of past due trade accounts receivable and refinanced an existing note with a remaining balance of $224 into a $1,324 long-term note bearing interest at 4.75% during the quarter ended February 28, 2009. This note requires interest only payments through 2011 and interest and principal payments due monthly through its maturity on December 31, 2016. The initial carrying value of the note is determined using present value techniques which consider the fair market rate of interest based on the licensee’s risk profile and estimated cash flows to be received. We considered the stated interest rate to be below market due to the overall lack of availability of credit in the financial markets. Consequently, we discounted the estimated cash flows at a 19.5% discount rate which resulted in an initial fair value of $672.

Our investment in inventory affects our liquidity in several different ways. First, cash paid for raw materials, labor, and factory overhead for the manufacture or assembly of our domestic inventories is typically paid out well in advance of receiving cash from the sale of these inventories. Payments for our imported inventories are funded much further in advance of receiving cash from the sale of these inventories as compared to our domestically manufactured or assembled inventories. The length of our import supply chain necessitates complex forecasting of future demand levels and is highly judgmental. In economic downturns, the speed at which we can respond to decreasing demand is slowed, as we may have imported inventory in shipment or being manufactured at any given time. In addition, we may also have inventory commitments under purchase orders that have not begun the manufacturing process. Consequently, as inventories build temporarily during downturns or as we near new product roll-outs, our liquidity is reduced as we have more cash invested in our products. Second, the availability under our revolving credit facility is impacted by changes in our inventory balances. Lastly, if we fail to respond to changes in consumer tastes quickly enough, inventories may build and decrease our liquidity.

Our inventories consist of the following:

	February 28, 2009	November 29, 2008
Finished goods	$28,507	$29,092
Work in process	214	251
Raw materials and supplies	7,710	7,853
Retail merchandise	17,035	14,995

Total inventories at FIFO	53,466	52,191
LIFO adjustment	(7,509)	(7,393)
Reserve for excess and obsolete inventory	(2,553)	(2,505)

	$43,404	$42,293

We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand, market conditions and the respective valuations at LIFO. The need for these reserves is primarily driven by the normal product life cycle. As products mature and sales volumes decline, we rationalize our product offerings to respond to consumer tastes and keep our product lines fresh. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required. In determining reserves, we calculate separate reserves on our wholesale and retail inventories. Our wholesale inventories tend to carry the majority of the reserves for excess quantities and obsolete inventory due to the nature of our distribution model. These wholesale reserves primarily represent design and/or style obsolescence. Typically, product is only shipped to our retail warehouses when a consumer has ordered and paid a deposit for the product. We do not typically hold inventory for stock purposes. Consequently, floor sample inventory and inventory for delivery to customers accounts for the majority of our inventory at retail. Retail reserves are based on accessory and clearance floor sample inventory in our stores and any inventory that is not associated with a specific customer order in our retail warehouses.

27 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Balance at November 29, 2008	Additions Charged to Expense	Deductions	Balance at February 28, 2009

Wholesale	$2,071	$801	$(825)	$2,047
Retail	434	223	(151)	506

	$2,505	$1,024	$(976)	$2,553

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2009 and do not anticipate that our methodology is reasonably likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

We currently have a $45 million revolving credit facility. However, our borrowings are limited by the amount of eligible accounts receivable and inventory as defined in our credit agreement. Although the facility has a $45 million maximum, our eligible accounts receivable and inventory amount to $42,559 at February 28, 2009. Decreases in our eligible accounts receivable and inventory would have a negative effect on the total availability under our revolving credit facility.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended November 29, 2008, except as follows:

Long Term Notes Receivable—In the ordinary course of business, should a licensee have substantial past due amounts due to the Company, but is otherwise considered viable and likely to continue as a going concern, the Company may decide to move all or a portion of a licensee’s past due accounts receivable to a long-term interest-bearing note receivable. The Company believes that contractually extending the time for repayment through a note allows the licensee to focus on keeping future amounts current, while continuing to meet its financial obligations to us. While the majority of our notes receivable were issued as conversions of existing accounts receivable, some were issued to assist licensees in opening or acquiring new stores in underserved markets, which we believed would benefit both the licensee and the Company. Some of these notes are collateralized by real estate. At the inception of the note receivable, and in accordance with the provisions of Accounting Principles Board Opinion No. 21 Interest on Receivables and Payables, we determine whether the note bears a market rate of interest. In estimating a market rate of interest, we first consider factors such as licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee, licensee sales and any underlying collateral. For those licensees where there is a concern of collectability, our estimated market rate of interest is based on certain published high –yield bond indices. For those where collectability is less of a concern, the estimated market rate of interest is generally based on the prime rate. A discount on the note is recorded if we determine that the note bears an interest rate below the market rate and a premium is recorded if we determine that the note bears an interest rate above the market rate. At February 28, 2009, we had $5,583 in net discounts recorded on our notes receivable. We amortize the related note discount or premium over the contractual term of the note and cease amortizing the discount to interest income when the present value of expected future cash flows is less than the carrying value of the note. Interest income associated with the discount amortization is immaterial and is recorded in other income (loss), net, in our consolidated statement of operations. On a quarterly basis and in accordance with the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15 (“SFAS 114”), we examine these notes for evidence of impairment, considering factors such as licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee, licensee sales and any underlying collateral. After considering these factors, should we believe that all or a portion of the note receivable cannot or will not be paid, we record an impairment charge on the note using discounted cash flow methods to determine the impairment charge.

28 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

An impairment charge does not necessarily indicate that the loan has no recovery or salvage value, but rather that, based on management’s judgment and the consideration of specific licensee factors, it is more prudent than not to record an impairment charge. Additionally, and in accordance with SFAS 114, we estimate future cash flows on our notes receivable and discount them at the effective interest rate in order to determine appropriate notes receivable reserves. At February 28, 2009, we had $4,004 in notes receivable reserves and $5,583 in notes receivable discounts recorded against a gross notes receivable balance of $22,747.

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

29 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

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

30 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

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

31 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009 (RESTATED)

(Dollars in thousands except share and per share data)

•	continued profitability of our unconsolidated affiliated companies, particularly IHFC and its ability to pay dividends

32 of 39

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the following risk factor, our Annual Report on Form 10-K for fiscal 2008 includes a listing of risk factors to be considered by investors in our securities.

We are currently not in compliance with financial covenants under our revolving credit facility.

Our revolving credit facility contains certain financial covenants, including one that requires a minimum level of Tangible Net Worth, as defined, as of quarterly testing dates. We were not in compliance with this covenant as of February 28, 2009. Failure to be in compliance with this or other covenants under the facility constitutes a default and entitles the lender to accelerate repayment under the facility. We are currently in negotiations with the lender to waive and/or amend the net worth covenant, however, there can be no assurance that an amendment or waiver will be received or that they will be offered on commercially reasonable terms that are not detrimental to the Company. Should our negotiations be unsuccessful and the bank require us to accelerate payment, we would explore other liquidity alternatives such as negotiating with another bank or banking group for a new facility, sale of our interest in IHFC, sale of existing investment real estate or mortgaging other investment real estate; however, there is no assurance that we would be successful in pursuing these alternatives or that they could provide sufficient liquidity on a timely basis.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 30, 2008 - January 3, 2009	—	n/a	—	$23,464
January 4 - January 31, 2009	—	n/a	—	$23,464
February 1 - February 28, 2009	60,900	$1.24	—	$23,388

(1)	The Company’s Board of Directors has authorized the repurchase of up to $60,000 in Company stock. This repurchase plan was announced on June 23, 1998. On March 17, 2008, the Board of Directors increased the repurchase plan by $20,000.

Item 3.	Defaults Upon Senior Securities

The Company is in default of its Tangible Net Worth covenant in its $45 million revolving credit facility. The Company is currently in discussions with its lender to obtain a waiver and/or amendment of the Tangible Net Worth covenant and expects those negotiations to be completed by the end of August of 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

33 of 39

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2009

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

34 of 39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H. Spilman, Jr.
Robert H. Spilman, Jr., President and Chief Executive Officer
August 21, 2009

/s/ J. Michael Daniel
J. Michael Daniel, Corporate Controller and Interim Chief Financial Officer
August 21, 2009

35 of 39