Form 10-Q
period 2009-05-30
BASSETT FURNITURE INDUSTRIES INC
filed 2009-09-15
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

At August 31, 2009, 11,444,612 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM		PAGE
	PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of May 30, 2009 (unaudited) and November 29, 2008 and for the quarters and six months ended May 30, 2009 (unaudited) and May 31, 2008 (unaudited)

	Condensed Consolidated Statements of Operations and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

3.	Quantitative and Qualitative Disclosures About Market Risk	30

4.	Controls and Procedures	31

	PART II - OTHER INFORMATION

1.	Legal Proceedings	33

2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

4.	Submission of Matters to a Vote of Security Holders	33

6.	Exhibits	34

2 of 39

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED MAY 30, 2009 AND MAY 31, 2008 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Six Months Ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Net sales	$57,718	$74,862	$115,529	$156,460
Cost of sales	32,685	45,344	66,353	94,316

Gross profit	25,033	29,518	49,176	62,144

Selling, general and administrative expenses	31,964	31,043	64,708	63,258
Proxy defense costs	—	1,418	—	1,418
Restructuring, asset impairment charges and unusual gain, net	1,388	(958)	1,388	(958)
Lease exit costs	285	—	285	—

Loss from operations	(8,604)	(1,985)	(17,205)	(1,574)

Other income (loss), net	(1,187)	97	(4,484)	284

Loss before income taxes	(9,791)	(1,888)	(21,689)	(1,290)

Income tax (provision) / benefit	(65)	1,497	(130)	1,416

Net income (loss)	$(9,856)	$(391)	$(21,819)	$126

Retained earnings-beginning of period	61,197	129,135	73,160	131,725
Cumulative effect of change in accounting principle—Adoption of FIN 48	—	—	—	(746)
Cash dividends	—	(2,625)	—	(4,986)

Retained earnings-end of period	$51,341	$126,119	$51,341	$126,119

Basic earnings (loss) per share	$(0.87)	$(0.03)	$(1.91)	$0.01

Diluted earnings (loss) per share	$(0.87)	$(0.03)	$(1.91)	$0.01

Dividends per share	$—	$0.225	$—	$0.425

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 39

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM  1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 30, 2009 AND NOVEMBER 29, 2008

(In thousands)

	(Unaudited) May 30, 2009	November 29, 2008
Assets
Current assets
Cash and cash equivalents	$15,655	$3,777
Accounts receivable, net	36,639	40,793
Inventories	41,002	42,293
Other current assets	9,090	13,628

Total current assets	102,386	100,491

Property and equipment
Cost	156,859	156,068
Less accumulated depreciation	99,471	98,913

Property and equipment, net	57,388	57,155

Investments	19,187	35,060
Retail real estate	26,124	29,588
Notes receivable, net	9,342	13,608
Other	8,844	9,140

	63,497	87,396

Total assets	$223,271	$245,042

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,517	$18,747
Accrued compensation and benefits	4,819	4,818
Customer deposits	7,379	6,725
Dividends payable	—	1,142
Other accrued liabilities	11,221	10,577
Current portion of real estate notes payable	8,670	1,012

Total current liabilities	48,606	43,021

Long-term liabilities
Post employment benefit obligations	12,607	12,829
Bank debt	18,000	19,000
Real estate notes payable	13,066	21,346
Distributions in excess of affiliate earnings	12,514	11,910
Other long-term liabilities	8,567	6,757

	64,754	71,842

Commitments and Contingencies

Stockholders’ equity
Common stock	57,141	57,102
Retained earnings	51,341	73,160
Additional paid-in-capital	423	346
Accumulated other comprehensive income (loss)	1,006	(429)

Total stockholders’ equity	109,911	130,179

Total liabilities and stockholders’ equity	$223,271	$245,042

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 39

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM  1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 30, 2009 AND MAY 31, 2008 – UNAUDITED

(In thousands)

	Six Months Ended
	May 30, 2009	May 31, 2008
Operating activities:
Net income (loss)	$(21,819)	$126
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,866	3,949
Equity in undistributed income of investments and unconsolidated affiliated companies	(1,317)	(1,628)
Provision for restructuring, asset impairment charges and unusual gain, net	1,388	(958)
Impairment of retail real estate	—	352
Lease exit costs	285	—
Provision (income) for lease and loan guarantee	1,874	(134)
Provision for losses on accounts and notes receivable	11,741	2,036
Other than temporary impairment of investments	1,255	—
Realized income from investments	(461)	(1,007)
Deferred income taxes	—	(650)
Payment to terminate lease	(400)	—
Other, net	348	8
Changes in operating assets and liabilities:
Accounts receivable	(5,136)	(7,307)
Inventories	3,055	5,209
Other current assets	4,747	68
Accounts payable and accrued liabilities	(1,186)	(10,885)

Net cash used in operating activities	(2,760)	(10,821)

Investing activities:
Purchases of property and equipment	(711)	(1,205)
Purchases of retail real estate	(2)	(497)
Proceeds from sales of property and equipment	26	2,184
Acquisition of retail licensee stores, net of cash acquired	(481)	(216)
Proceeds from sales of investments	20,678	14,196
Purchases of investments	(5,273)	(2,872)
Dividends from an affiliate	2,811	2,811
Net cash received on licensee notes	302	512
Other, net	(251)	167

Net cash provided by investing activities	17,099	15,080

Financing activities:
Net borrowings (repayments) under revolving credit facility	(1,000)	6,000
Repayments of real estate notes payable	(394)	(381)
Issuance of common stock	150	85
Repurchases of common stock	(75)	(2,231)
Cash dividends	(1,142)	(4,990)

Net cash used in financing activities	(2,461)	(1,517)

Change in cash and cash equivalents	11,878	2,742
Cash and cash equivalents - beginning of period	3,777	3,538

Cash and cash equivalents - end of period	$15,655	$6,280

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2009

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

During the first and second quarter of 2009, the Staff of the Securities and Exchange Commission (the “SEC”) performed a review of our Form 10-K for the year ended November 29, 2008 and subsequently our Form 10-Q for the quarter ended February 28, 2009. Among other items, the Staff identified issues with our initial valuation of notes receivable issued to our licensees (primarily for amounts converted from past due accounts receivable due from them) and our methodology for determining reserves for our accounts receivable, notes receivable, and loan guarantees. As a result of the SEC’s comments, we reviewed our accounting policies and processes in these areas previously mentioned and determined that we should have recorded lower values for certain of our notes receivable upon inception and, subsequently, recorded additional reserves on those notes due to an error in how we determined an appropriate market rate of interest for those notes. In addition, we also concluded that we should have recognized revenue for certain customers on a cost recovery basis for shipments beginning in the first quarter of 2009 and that additional reserves for loan guarantees should be established. Therefore, we recorded an additional $3,280 of net charges in the quarter ended February 28, 2009 to account for these lower note values, increased reserves and reduced revenue and filed an amended Form 10-Q for the quarter then ended. Of the amount recorded, $1,936 related to periods prior to the quarter ended February 28, 2009. However, based on our consideration of the underlying quantitative and qualitative factors surrounding the prior period errors, the effects on the previous annual and interim periods were determined to be immaterial and, therefore, periods prior to the quarter ended February 28, 2009 have not been restated.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the quarter and six months ended May 30, 2009 are not necessarily indicative of results for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 29, 2008.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. During the fourth quarter of 2008, we recorded a $23,383 charge to establish a valuation allowance against substantially all of our deferred tax assets as we were in a cumulative loss position for the past three years, which is considered significant negative evidence as to whether our deferred tax assets will be realized. Since we reported losses in the quarter and remained in this cumulative loss position, we recorded no tax benefits on the losses generated for the quarter ended and six months ended May 30, 2009. The tax provision for the quarter and six months ended May 30, 2009 represents the accrual of income taxes to be paid in certain states and the accrual of penalties and interest associated with certain unrecognized tax benefits.

6 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2009

(Dollars in thousands except share and per share data)

3. Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer.

Staff Accounting Bulletin No. 104: Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. Currently, there are five dealers where revenue is being recognized on a cost recovery basis. The following table details the total revenue and cost deferred for each period presented:

	Quarter ended		Six months ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Revenue deferred	$2,719	$—	$5,508	$—
Cost deferred	1,903	—	3,855	—

4. Inventories

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method.

Inventories were comprised of the following:

	May 30, 2009	November 29, 2008
Wholesale finished goods	$25,128	$29,092
Work in process	213	251
Raw materials and supplies	7,267	7,853
Retail merchandise	17,689	14,995

Total inventories on first-in, first-out cost method	50,297	52,191
LIFO adjustment	(7,127)	(7,393)
Reserve for excess and obsolete inventory	(2,168)	(2,505)

	$41,002	$42,293

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

7 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2009

(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Balance at November 29, 2008	Additions Charged to Expense	Deductions	Balance at May 30, 2009

Wholesale	$2,071	$1,441	$(1,763)	$1,749
Retail	434	465	(480)	419

	$2,505	$1,906	$(2,243)	$2,168

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

5. Notes Receivable

Our notes receivable consist of the following:

	May 30, 2009	November 29, 2008
Notes receivable	$21,704	$21,801
Allowance for doubtful accounts	(5,175)	(3,604)
Discounts on notes receivable	(5,440)	(2,992)

Notes receivable, net	11,089	15,205
Less: current portion of notes receivable	(1,747)	(1,597)

Long term notes receivable	$9,342	$13,608

Our notes receivable, which bear interest at rates ranging from 8.25% to 2%, consist primarily of amounts due from our licensees from loans made by the Company to help licensees fund their operations. Approximately 66% and 65% of our notes receivable represent conversions of past due accounts receivable at May 30, 2009 and November 29, 2008, respectively. At the inception of the note receivable, and in accordance with the provisions of Accounting Principles Board Opinion No. 21, Interest on Receivables and Payables, we determine whether the note bears a market rate of interest. A discount on the note is recorded if we determine that the note bears an interest rate below the market rate. We amortize the related note discount over the contractual term of the note and cease amortizing the discount to interest income when the present value of expected future cash flows is less than the carrying value of the note. Interest income on the notes was as follow which is included in other income (loss) net:

	Quarter ended		Six months ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Interest income	$174	$173	$363	$379

As part of the improvement plans with one of our licensees, we converted $1,100 of past due trade accounts receivable and refinanced an existing note with a remaining balance of $224 into a $1,324 long-term note bearing interest at 4.75% during the quarter ended February 28, 2009. This note requires interest only payments through

8 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2009

(Dollars in thousands except share and per share data)

2011 and interest and principal payments due monthly through its maturity on December 31, 2016. During the quarter ended May 30, 2009, we converted $550 and $250 of past due trade accounts receivable for two licensees to 4.75% long-term interest bearing notes. The $550 note requires interest only payments through March 16, 2012, and principal and interest payments due monthly through its maturity date of March 16, 2015. The $250 note requires interest only payments through March 16, 2011, with the remaining interest and principal due on April 16, 2011. The initial carrying value of the notes are determined using present value techniques which consider the fair market rate of interest based on the licensee’s risk profile and estimated cash flows to be received. We considered the stated interest rates to be below market due to the overall lack of availability of credit in the financial markets. The following table presents summary fair value information at the inception of these notes:

Face Value	Discount Rate	Fair Value
$1,324	19.50%	$672
550	5.25%	539
250	19.61%	187

The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level III as specified in the fair value hierarchy in SFAS No. 157, “Fair Value Measurements” (See also Note 15).

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

6. Unconsolidated Affiliated Companies

The International Home Furnishings Center (“IHFC”) owns and leases out floor space in a showroom facility in High Point, North Carolina. We owned 46.9% of IHFC at May 30, 2009 and May 31, 2008, and accounted for the investment using the equity method since we do not maintain operating control of IHFC. Our investment reflects a credit balance of $12,514 and $11,910 at May 30, 2009 and November 29, 2008, respectively, which is reflected in the liabilities section in the accompanying condensed consolidated balance sheets as “distributions in excess of affiliate earnings.” Based on current and expected future earnings of IHFC, we believe the market value of this investment is positive and substantially greater than its negative book value at May 30, 2009. This negative book value resulted from IHFC’s refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners. We recorded income and received dividends from IHFC as follows:

	Quarter ended		Six Months ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Income recorded	$1,413	$1,387	$2,208	$2,427
Dividends received	—	—	2,811	2,811

9 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2009

(Dollars in thousands except share and per share data)

Summarized unaudited income statement information for IHFC for its first six months of 2009 and 2008, respectively, is as follows:

	2009	2008
Revenue	$20,253	$22,045
Operating income	12,147	12,875
Net income	4,712	5,179

In addition to our investment in IHFC, we have a 49% ownership interest in Zenith Freight Lines, LLC (“Zenith”) and we recorded the following in other income (loss), net in our condensed consolidated statements of operations and retained earnings:

	Quarter ended		Six Months ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Income (loss)	$141	$(114)	$201	$(342)

7. Real Estate Notes Payable and Other Long-Term Debt

Certain of our retail real estate properties have been financed through commercial mortgages with interest rates ranging from 6.73% to 9.18%. These mortgages are collateralized by the respective properties with net book values totaling approximately $29,607 and $29,668 at May 30, 2009, and November 29, 2008, respectively. The current portion of these mortgages, $8,670 and $812 as of May 30, 2009 and November 29, 2008, respectively, has been included as a current liability in the accompanying condensed consolidated balance sheets. The long-term portion, $13,066 and $21,346 as of May 30, 2009 and November 29, 2008, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets.

Our revolving credit facility contains, among other provisions, certain defined financial requirements including a minimum level of Tangible Net Worth, as defined in the credit agreement. As disclosed in our amended Form 10-Q for the quarter ended February 28, 2009, we began discussions with our lender during the second quarter to amend our credit facility, due to the fact we were in violation of that covenant as of February 28, 2009. We successfully obtained a commitment to waive the default and amend the facility on September 10, 2009. The amendment will provide for a variable interest rate of LIBOR plus 2.75 % with a 4.25% minimum rate and will reset our Tangible Net Worth requirement at a minimum of $95,000 for the remainder of fiscal 2009 and $90,000 for fiscal 2010. It will decrease our total facility from $45,000 to $30,000. Borrowings under the facility, which matures November 30, 2010, totaled $18,000 and $19,000 at May 30, 2009, and November 29, 2008, respectively, and are secured by a pledge of certain marketable securities and substantially all of our receivables and inventories. We project that we will have $2,000 available for borrowing under the facility, after deducting amounts for outstanding letters of credit and guarantees under the licensee loan program, when the amendment is completed. We expect to complete the amendment by the end of September.

8. Comprehensive Income

For the quarters ended May 30, 2009, and May 31, 2008, total comprehensive loss was $8,437 and $566, respectively, and for the six months ended May 30, 2009 and May 31, 2008, total comprehensive loss was $20,384 and $1,341, respectively. Changes in accumulated other comprehensive loss for the quarters and six months ended May 30, 2009, and May 31, 2008 are as follows:

	Quarter ended		Six Months ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Balance at beginning of period	$(413)	$622	$(429)	$1,914
Unrealized holding gains (losses)	1,413	(182)	1,423	(1,481)
Amortization associated with SERP Plan	6	7	12	14

Balance at end of period	$1,006	$447	$1,006	$447

10 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2009

(Dollars in thousands except share and per share data)

9. Licensee Acquisitions

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

Our Fredericksburg, Maryland store ceased operations as a licensee-owned store as of the end of January 2009. Beginning in February 2009, this store began operating as a Company-owned store. We own the real estate associated with this store.

Effective April 1, 2009, we acquired the assets of our licensee-owned store in Memphis, Tennessee. The assets consisted primarily of $264 in inventory, $95 of fixed assets, and $20 of miscellaneous items. The acquisition was funded through existing accounts receivable of $67 and the payment of approximately $312 and did not result in any goodwill or other intangibles.

Effective May 4, 2009, we acquired the net assets of our licensee stores in Palm Beach and Wellington, Florida. The net assets acquired consisted of inventory of $757 and fixed assets of $50 and we assumed certain liabilities of $296. The acquisition was funded through existing accounts and notes receivable from the licensee and did not result in any goodwill or other intangibles.

Effective May 4, 2009, we acquired the inventory of our licensee store in Jensen Beach, Florida for $130. The acquisition was funded through existing accounts and notes receivable from the licensee and did not result in any goodwill or other intangibles.

10. Restructuring, Asset Impairment Charges and Unusual Gain, net

The results for the quarter and six months ended May 30, 2009 included several unusual charges including non-cash asset impairment charges of $376 to write-off the remaining leasehold improvements for our Arlington, Texas and Alpharetta, Georgia stores. We concluded that these stores, along with the Lewisville, Texas store, would run inventory liquidation sales and close during the third quarter of 2009. There were no unamortized leasehold improvements recorded for our Lewisville, Texas store. We also recorded a non-cash asset impairment charge of $258 to write-off the remaining leasehold improvements associated with the closure of our retail office in Greensboro, North Carolina. In addition, we recorded a $434 non-cash impairment charge in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to write-down the carrying value of our long-lived assets associated with an underperforming retail location. Lastly, we recorded $320 in severance charges associated with a reduction in workforce announced in March 2009.

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

11 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2009

(Dollars in thousands except share and per share data)

The following table summarizes these charges:

	Quarter and Six Months Ended May 30, 2009	Quarter and Six Months Ended May 31, 2008

Proxy defense costs	$—	$1,418

Restructuring, asset impairment charges and unusual items, net
Write-off of leasehold improvements	$1,068	$384
Severance charges	320	—
Gain on sale of airplane	—	(1,342)

	$1,388	$(958)

11. Lease Exit Costs

In the second quarter of 2009, we recorded $285 in lease exit costs associated with the closure of our retail office in Greensboro, North Carolina in May.

12. Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of licensee-owned stores. We had obligations of $87,942 and $96,773 at May 30, 2009 and November 29, 2008, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $10,658 and $11,605 at May 30, 2009, and November 29, 2008, respectively.

We have also guaranteed loans to certain of our licensees to finance initial inventory packages and other operating requirements for those stores. The total contingent liabilities with respect to these loan guarantees as of May 30, 2009, and November 29, 2008, were $6,342 and $7,869, respectively. The remaining guarantee periods range from six to 40 months as of May 30, 2009.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease and loan guarantees (an estimate of the cost to the Company to perform on these guarantees) at May 30, 2009 and November 29, 2008, was $3,138 and $2,005, respectively, and are recorded in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

12 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2009

(Dollars in thousands except share and per share data)

13. Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for this plan was $10,496 and $10,671 as of May 30, 2009 and November 29, 2008, respectively, and is recorded as follows in the consolidated balance sheets:

	May 30, 2009	November 29, 2008
Other accrued liabilities	$1,189	$1,189
Post employment benefit obligations	9,307	9,482

Total pension liability	$10,496	$10,671

Components of net periodic pension costs are as follows:

	Quarter Ended		Six Months ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Service cost	$9	$13	$18	$26
Interest cost	157	158	314	316
Amortization of transition obligation	11	11	22	22

Net periodic pension cost	$177	$182	$354	$364

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $114 for the second quarter of both 2009 and 2008 and $228 for both of the six months ended May 30, 2009 and May 31, 2008. Our liability under this plan was $3,300 and $3,347 as of May 30, 2009 and November 29, 2008, respectively, and is reflected in post employment benefit obligations.

13 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2009

(Dollars in thousands except share and per share data)

14. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income (Loss)	Weighted Average Shares	Earnings (loss) per share
For the quarter ended May 30, 2009:

Net loss	$(9,856)	11,391,297	$(0.87)
Add effect of dilutive securities:
Options *	—	—	—

Diluted earnings per share	$(9,856)	11,391,297	$(0.87)

For the quarter ended May 31, 2008:

Net loss	$(391)	11,759,895	$(0.03)
Add effect of dilutive securities:
Options *	—	—	—

Diluted earnings per share	$(391)	11,759,895	$(0.03)

For the six months ended May 30, 2009:

Net loss	$(21,819)	11,407,583	$(1.91)
Add effect of dilutive securities:
Options *	—	—	—

Diluted earnings per share	$(21,819)	11,407,583	$(1.91)

For the six months ended May 31, 2008:

Net income	$126	11,785,536	$0.01
Add effect of dilutive securities:
Options	—	265	—

Diluted earnings per share	$126	11,785,801	$0.01

*	Due to the net loss, the potentially dilutive securities would have been antidilutive and are therefore excluded.

Options to purchase approximately 1,204,000 and 1,278,000 shares of common stock at May 30, 2009 and May 31, 2008, respectively, were excluded from the computation as their effect is antidilutive.

15. Fair Value Disclosures

Our investments consist of our investment in the Bassett Industries Alternative Asset Fund LP (BIAAF) with a value of $6,583 and $23,053 and a portfolio of marketable securities with a value of $12,604 and $12,007 as of May 30, 2009 and November 29, 2008, respectively. Collectively, these are recorded in our condensed consolidated balance sheets under the caption of “investments.”

The Company accounts for items measured at fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157” or “the Standard”.) The Standard defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS 123R Share Based Payment.)

14 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2009

(Dollars in thousands except share and per share data)

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

Our investment in the BIAAF is valued at fair value primarily based on the net asset values which are determined by the investee fund, based on its underlying financial instruments as provided by the general partner. Investment balances by fund are presented below.

	May 30, 2009	November 29, 2008
Styx Partners, L.P.	$—	$13,461
HBK Fund, L.P.	4,204	6,022
DB Zwirn Special Opportunities Fund, L.P.	2,351	3,254
Cash and Other	28	316

	$6,583	$23,053

We have requested our general partner to attempt to liquidate all of our investments in BIAAF. During the first quarter of 2009, we received $12,900 for liquidations associated with Styx Partners, L.P. and HBK Fund, L.P. During the second quarter of 2009, we received $2,478 for liquidations associated with these same funds, which liquidated our entire investment in Styx Partners, L.P. Due to the level of redemption requests, we have been informed that the remainder of the investment in HBK Fund, L.P. should be redeemed with quarterly distributions over the next eighteen months. We also have been informed that due to the magnitude of other redemption requests on the DB Zwirn Special Opportunities Fund, L,P., it is likely that it will be three to four years before our investment is fully redeemed. We expect to receive the total stated net asset value for the HBK and Zwirn investments, subject to any further change in the net asset value due to market variations.

The fair values of our marketable securities and our investment in BIAAF based on the level of inputs are summarized below:

	May 30, 2009
	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Marketable Securities	$12,604	—	—	$12,604
Investment in BIAAF	—	—	6,583	6,583

Total Assets	$12,604	—	$6,583	$19,187

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use level three or significant unobservable inputs for the quarter ended May 30, 2009.

15 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2009

(Dollars in thousands except share and per share data)

Fair value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)

Investment in BIAAF

Balance at November 29, 2008	$23,053

Total losses included in earnings related to change in underlying net assets	(1,073)
Tax withholdings by general partner	(19)
Redemptions	(15,378)
Transfers in and/or out of Level 3	—

Balance May 30, 2009	$6,583

We have $12,604 of marketable securities consisting of a combination of equity, fixed income securities, and cash holdings. We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income. We determine the fair value of our marketable securities based on quoted market prices.

Although we have the ability to buy and sell the individual marketable securities, we are required to maintain a certain dollar amount in those brokerage accounts subject to the Securities Account Control Agreement as part of the revolving credit facility

During the second quarter of 2009, in order to provide some stability to our portfolio in the midst of volatile and often erratic financial markets, we instructed one of our two investment advisors to liquidate substantially all of our equity holdings and to invest the proceeds in cash and money market accounts.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to recording an unrealized holding loss. Due to the continued decline in the financial markets during the fiscal first quarter of 2009, many of our holdings sustained significant losses. Consequently, we recorded $1,255 in losses that are considered other than temporary in our consolidated statement of operations for the quarter ended February 28, 2009. Due to overall market gains during the quarter ended May 30, 2009, we did not record a charge for other than temporary decline in the fair value of our investments.

16. Recent Accounting Pronouncements

In June of 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. Statement No. 167 expands the scope of Interpretation No. 46(R) to include entities which had been considered qualifying special purpose entities prior to elimination of the concept by Statement No. 166. Statement No. 167 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed. Statement No. 167 changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity. Statement No. 167

16 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2009

(Dollars in thousands except share and per share data)

requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a variable interest entity. Statement No. 167 is effective for each entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that annual period. The adoption of this statement is not expected to have any effect on the Company’s financial reporting under its current business plan.

In May of 2009, the FASB issued Statement No. 165, Subsequent Events. This Statement sets forth the period following the balance sheet date during which management should evaluate subsequent events for disclosure, the circumstances under which events should be recognized for disclosure, and the disclosure which should be made. Statement No. 165 introduces the concept of a date following the balance sheet date when financial statements are available to be issued. Thus users of financial statements are put on notice of the date after which subsequent events are not reported. Statement No. 165 is effective with all interim or annual financial statements for periods ending after June 15, 2009. The Company will adopt the requirements of Statement No. 165 beginning with its interim financial statements for the period ended August 29, 2009.

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

Our investments/real estate segment consists of our investments (BIAAF and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee stores. Although this segment does not have operating earnings, income or loss from the segment is included in other income in our condensed consolidated statements of operations and retained earnings. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long-term liabilities section of our condensed consolidated balance sheet. See Note 6 for a further discussion of IHFC.

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

17 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2009

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Six Months Ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Net Sales
Wholesale	$45,013	$61,991	$92,960	$131,299
Retail	25,660	24,597	49,403	50,525
Inter-company elimination	(12,955)	(11,726)	(26,834)	(25,364)

Consolidated	$57,718	$74,862	$115,529	$156,460

Income (loss) from Operations
Wholesale	$(5,015)	$670	$(10,730)	$3,553
Retail	(2,009)	(2,354)	(4,668)	(4,411)
Inter-company elimination	93	159	(134)	(256)
Proxy defense costs	—	(1,418)	—	(1,418)
Restructuring, asset impairment charges and unusual gain, net	(1,388)	958	(1,388)	958
Lease exit costs	(285)	—	(285)	—

Consolidated	$(8,604)	$(1,985)	$(17,205)	$(1,574)

Depreciation and Amortization
Wholesale	$303	$903	$759	$1,867
Retail	799	576	1,465	1,218
Investments/real estate	282	434	642	864

Consolidated	$1,384	$1,913	$2,866	$3,949

Capital Expenditures
Wholesale	$122	$320	$236	$457
Retail	2	342	475	748
Investments/real estate	—	246	2	497

Consolidated	$124	$908	$713	$1,702

	As of May 30, 2009	As of November 29, 2008
Identifiable Assets
Wholesale	$119,431	$126,619
Retail	55,145	53,775
Investments/real estate	48,695	64,648

Consolidated	$223,271	$245,042

18 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2009

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

Bassett Furniture Direct (“BFD” or “store”) was created in 1997 as a single source home furnishings retail store that provides a unique combination of stylish, well-made furniture and accessories with a high level of customer service. This service includes complimentary room planning, in-home design visits, quick delivery, and custom-order furniture. The retail store program had 112 stores in operation as of May 30, 2009, 38 of which we own and operate.

During the six months ended May 30, 2009, three licensee stores completed liquidation sales and closed. Additionally, two licensee stores, in which we have no real estate interest, began going out of business inventory liquidation sales during the second quarter with a third such licensee store liquidation sale beginning in July. All three of these stores should be closed by the end of the third quarter of 2009. We expect three to five additional licensee stores to close over the remainder of 2009 which would likely result in charges for lease exit costs or increases in our lease guarantee reserve. We also are in the process of closing four Corporate-owned stores which should be completed during the third quarter of 2009. Consequently, we plan to recognize lease exit charges of $1,500 to $2,500 during the last six months of 2009 for three of these stores. We expect that the lease expiration on the remaining store will coincide with its closure; therefore no lease termination charges will be recognized. We expect to have between 100 and 105 stores by the end of 2009.

The following table summarizes the changes in store count during the six months ended May 30, 2009:

	November 29, 2008	Closures	Transfers	May 30, 2009
Licensee-owned stores	84	(3)	(7)	74
Company-owned stores	31	—	7	38

Total	115	(3)	—	112

We define imported product as fully finished product that is sourced internationally. In the first half of 2009, 52% of our wholesale sales were of imported product compared to 56% in the first half of 2008. Our domestic product includes certain products that contain components which are also sourced internationally. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with importing certain product categories and major collections, provides the best combination of value and quality to our customers.

Overall conditions for our industry and our Company have been difficult over the past several years and have persisted throughout the first half of 2009. New housing starts are down significantly and consumers continue to be faced with general economic uncertainty fueled by difficult consumer credit markets and lagging consumer confidence. All of these factors have significantly impacted “big ticket” consumer purchases such as furniture. Consequently, this has put pressure on certain of our dealers’ ability to generate adequate profits to fully pay us for the furniture we have sold to them. As a result, we incurred significantly increased bad debt related losses during the second half of 2008 as well as during the first half of 2009. Although management will continue to work closely with our licensees to ensure the success of both the licensee and Bassett, we expect an additional three to five

19 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2009

(Dollars in thousands except share and per share data)

underperforming stores to close during the remainder of 2009, but are currently unable to estimate our losses on these closures. We also may increase the number of Company-owned stores during the remainder of 2009, through acquisitions of certain licensee-owned stores. During the first half of 2009, we acquired 7 licensee stores in the Scottsdale and Tucson, Arizona, Fredericksburg, Virginia, Memphis, Tennessee, and Palm Beach, Wellington, and Jensen Beach, Florida markets.

Maintenance of a strong balance sheet is a stated management goal and vital to our retail strategy. The store program entails key business risks, including the realization of receivables and the coverage of both direct and contingent liabilities primarily associated with retail real estate. We have established decision criteria and business disciplines aimed at minimizing potential losses from these risks.

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

On March 19, 2009, we announced actions to reduce our overall cost structure that will result in lower expenditures for payroll, employee benefits, warehousing and distribution, marketing, and other miscellaneous items. Approximately 50 positions in departments throughout the Company were affected including corporate retail, administration, customer service, manufacturing, and marketing resulting in an approximate 6% reduction in payroll. Accordingly, we recorded severance charges of $320 during the quarter ended May 30, 2009. Additionally, our Mt. Airy, N.C., distribution facility closed on March 1, 2009 and has been listed for sale. Its inventory was consolidated to other warehouses in the U.S. and Asia, which we believe will reduce our overall distribution costs by 7%. Marketing expenditures have been trimmed primarily through reduced television production costs and upcoming changes to our consumer catalog format. As a result of these actions, we expect to realize annualized savings of $7,000 to $8,000. We have, however, continued to invest in our website. A new site debuted in May and featured enhanced aesthetics, easier navigation for individual items and collections, and improved E-commerce capabilities.

During the first and second quarter of 2009, the Staff of the Securities and Exchange Commission (the “SEC”) performed a review of our Form 10-K for the year ended November 29, 2008 and subsequently our Form 10-Q for the quarter ended February 28, 2009. Among other items, the Staff identified issues with our initial valuation of notes receivable issued to our licensees (primarily for amounts converted from past due accounts receivable due from them) and our methodology for determining reserves for our accounts receivable, notes receivable, and loan guarantees. As a result of the SEC’s comments, we reviewed our accounting policies and processes in these areas previously mentioned and determined that we should have recorded lower values for certain of our notes receivable upon inception and, subsequently, recorded additional reserves on those notes due to an error in how we determined an appropriate market rate of interest for those notes. In addition, we also concluded that we should have recognized revenue for certain customers on a cost recovery basis for shipments beginning in the first quarter of 2009 and that additional reserves for loan guarantees should be established. Therefore, we recorded an additional $3,280 of net charges in the quarter ended February 28, 2009 to account for these lower note values, increased reserves and reduced revenue and filed an amended Form 10-Q for the quarter then ended. Of the amount recorded, $1,936 related to periods prior to the quarter ended February 28, 2009. However, based on our consideration of the underlying quantitative and qualitative factors surrounding the prior period errors, the effects on the previous annual and interim periods were determined to be immaterial and, therefore, periods prior to the quarter ended February 28, 2009 have not been restated.

20 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2009

(Dollars in thousands except share and per share data)

Results of Operations – Quarter and six months ended May 30, 2009 compared with quarter and six months ended May 30, 2008:

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating income (loss) were as follows for the periods ended May 30, 2009 and May 30, 2008:

	Quarter Ended				Six months ended
	May 30, 2009		May 31, 2008		May 30, 2009		May 31, 2008

Net sales	$57,718	100.0%	$74,862	100.0%	$115,529	100.0%	$156,460	100.0%

Gross profit	25,033	43.4%	29,518	39.4%	49,176	42.6%	62,144	39.7%
SG&A (see note below)	26,115	45.2%	29,777	39.8%	52,967	45.8%	61,222	39.1%
Bad debt and notes receivable valuation charges	5,849	10.1%	1,266	1.7%	11,741	10.2%	2,036	1.3%
Unusual charges, net	1,673	2.9%	460	0.6%	1,673	1.4%	460	0.3%

Loss from operations	$(8,604)	-14.9%	$(1,985)	-2.7%	$(17,205)	-14.9%	$(1,574)	-1.0%

Note: For comparability purposes, we have presented our selling, general and administrative expenses above without consideration of the effects of the bad debt and notes receivable valuation charges.

On a consolidated basis, we reported net sales for the second quarter of 2009 of $57,718, a decrease of $17,144, or 23%, from sales levels attained in the second quarter of 2008. Sales for the six months ended May 30, 2009 were $115,529, a decrease of $40,931 or 26.2%. Due to our fiscal calendar, the six months ended May 30, 2009 included 26 weeks compared to 27 weeks for the six months ended May 31, 2008.

Restructuring, asset impairment charges and unusual gain, net

The results for the quarter and six months ended May 30, 2009 included several restructuring and other non-cash items including asset impairment charges of $376 to write-off the remaining leasehold improvements for our Arlington, Texas and Alpharetta, Georgia stores. We concluded that these stores, along with the Lewisville, Texas store, would run inventory liquidation sales and close during the third quarter of 2009. There were no unamortized leasehold improvements recorded for our Lewisville, Texas store. We expect to record additional lease exit charges of $1,500 to $2,500 in the third quarter. We also recorded a non-cash asset impairment charge of $258 to write-off the remaining leasehold improvements and a $285 lease exit charge associated with the closure of our retail office in Greensboro, North Carolina. In addition, we recorded a $434 non-cash impairment charge in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to write-down the carrying value of our long-lived assets associated with a nonperforming retail location. Lastly, we recorded $320 in severance charges associated with the downsizing announced in March of 2009.

The results for the quarter and six months ended May 31, 2008 included three unusual pretax items consisting of $1,418 of legal and other expenses for the proxy contest with Costa Brava Partnership III L.P., a $1,342 gain associated with the sale of our airplane and a $384 impairment charge associated with the writeoff of leasehold improvements for a closed store.

21 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2009

(Dollars in thousands except share and per share data)

The following table summarizes these charges:

	Quarter and Six Months Ended May 30, 2009	Quarter and Six Months Ended May 31, 2008

Proxy defense costs	$—	$1,418
Write-off of leasehold improvements	1,068	384
Severance charges	320	—
Gain on sale of airplane	—	(1,342)
Lease exit charges	285	—

	$1,673	$460

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

Our investments/real estate segment consists of our investments (BIAAF and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee stores. Although this segment does not have operating earnings, income from the segment is included in other income, net in our condensed consolidated statements of income and retained earnings.

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

	Quarter Ended				Six Months Ended
	May 30, 2009		May 31, 2008		May 30, 2009		May 31, 2008

Net sales	$45,013	100.0%	$61,991	100.0%	$92,960	100.0%	$131,299	100.0%

Gross profit	12,823	28.5%	18,102	29.2%	26,012	28.0%	39,094	29.8%
SG&A (see note below)	11,989	26.6%	16,166	26.1%	25,001	26.9%	33,505	25.5%
Bad debt and notes receivable valuation charges	5,849	13.0%	1,266	2.0%	11,741	12.6%	2,036	1.6%

Loss from operations	$(5,015)	-11.1%	$670	1.1%	$(10,730)	-11.5%	$3,553	2.7%

Note: For comparability purposes, we have presented our selling, general and administrative expenses above without consideration of the effects of the bad debt and notes receivable valuation charges.

Net sales for the wholesale segment were $45,013 for the second quarter of 2009 as compared to $61,991 for the second quarter of 2008, a decrease of 27%. Approximately 51% of wholesale shipments during the second quarter of 2009 were imported products compared to 54% for the second quarter of 2008. Gross margins for the wholesale segment were 28.5% for the second quarter of 2009 as compared to 29.2% for the second quarter of 2008. This decrease is primarily due to lower realized margins on our wood furniture and certain discount programs designed to sell more furniture, partially offset by increased margins on our upholstered furniture due to its custom nature.

22 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2009

(Dollars in thousands except share and per share data)

Wholesale SG&A, excluding bad debt and notes receivable valuation charges, decreased $4,177 during the second quarter of 2009 as compared to 2008 due primarily to lower spending due to lower sales and continued cost cutting measures. We recorded $5,849 of bad debt and notes receivable valuation charges for the second quarter of 2009 as compared to $1,266 for the second quarter of 2008, as our licensees continued to struggle to pay for the furniture shipped to them in a prolonged and severe recessionary environment.

Net sales for the wholesale segment were $92,960 for the six months ended May 30, 2009 as compared to $131,299 for the six months ended May 31, 2008, a decrease of 29%. Due to our fiscal calendar, the six months ended May 30, 2009 included 26 weeks compared to 27 weeks for the six months ended May 31, 2008. Gross margins for the wholesale segment were 28.0% for the six months ended May 30, 2009 as compared to 29.8% for the six months ended May 31, 2008. This decrease is primarily due to lower realized margins on our wood furniture and certain discount programs designed to sell more furniture, partially offset by increased margins on our upholstered furniture due to its custom nature. Wholesale SG&A, excluding bad debt and notes receivable valuation charges, decreased $8,504 during the 26 weeks of 2009 as compared to the 27 weeks of 2008 due primarily to decreased wholesale spending due to lower sales and continued cost cutting measures. The Company recorded $11,741 of bad debt and notes receivable valuation charges for the first half of fiscal 2009 as compared to $2,036 during the first half of fiscal 2008.

	Quarter Ended				Six Months Ended
Wholesale shipments by type:	May 30, 2009		May 31, 2008		May 30, 2009		May 31, 2008

Wood	$22,427	49.8%	$33,242	53.6%	$47,554	51.2%	$70,245	53.5%
Upholstery	22,211	49.4%	28,450	45.9%	44,203	47.5%	59,827	45.6%
Other	375	0.8%	299	0.5%	1,203	1.3%	1,227	0.9%

Total	$45,013	100.0%	$61,991	100.0%	$92,960	100.0%	$131,299	100.0%

Retail Segment – Company-Owned Retail Stores

	Quarter Ended				Six Months Ended
	May 30, 2009		May 31, 2008		May 30, 2009		May 31, 2008

Net sales	$25,660	100.0%	$24,597	100.0%	$49,403	100.0%	$50,525	100.0%

Gross profit	12,117	47.2%	11,263	45.8%	23,298	47.2%	23,312	46.1%
SG&A	14,126	55.1%	13,617	55.4%	27,966	56.6%	27,723	54.9%

Operating loss	$(2,009)	-7.8%	$(2,354)	-9.6%	$(4,668)	-9.4%	$(4,411)	-8.7%

Our Company-owned store network had sales of $25,660 in the second quarter of 2009 as compared to $24,597 in the second quarter of 2008, an increase of 4.3%. On a comparable store basis (stores open for more than one year), sales decreased 5.5%. Gross margins for the quarter increased 1.4 percentage points primarily due to the effects of prior year store closing events which generated significantly lower margins. SG&A increased $509 primarily due to corporate store acquisitions, partially offset by continued cost containment efforts during the quarter. As part of the store acquisitions during the second quarter of 2009 and late in 2008, we did not acquire the existing delivery backlog at the time of acquisition on certain of the stores. Consequently, we incurred significant SG&A expenses (rent and administrative payroll) without a commensurate level of delivered sales. Excluding the effects of these acquired stores, SG&A as a percent of sales would have been 54.1% for the second quarter of 2009. On a comparable store basis, our operating loss was reduced by 18.4% to $1,515, primarily due to lower SG&A spending due to lower sales and cost-containment efforts.

23 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2009

(Dollars in thousands except share and per share data)

Our Company owned store network had sales of $49,403 in the first half of 2009 as compared to $50,525 in the first half of 2008, a decrease of 2.2%. On a comparable store basis, sales decreased 8.2%. Gross margins for the first half of 2009 increased 1.1 percentage points primarily due to the effects of prior year store closing events which generated significantly lower margins. SG&A increased $243 primarily due to corporate store acquisitions, partially offset by continued cost containment efforts. As part of the store acquisitions during the first half of 2009 and late in 2008, we did not acquire the existing delivery backlog at the time of acquisition on certain of the stores. Consequently, we incurred significant SG&A expenses (rent and administrative payroll) without a commensurate level of delivered sales. Excluding the effects of these acquired stores, SG&A as a percent of sales would have been 56.2% for the first half of 2009. On a comparable store basis, our operating loss remained essentially flat to prior year.

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

Investment and Real Estate Segment and Other Items Affecting Net Income (Loss)

Our investments and real estate segment consists of our investments (Alternative Asset Fund and marketable securities), distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee-owned stores. Although this segment does not have operating earnings, income (loss) from the segment is included in other income (loss), net in our condensed consolidated statements of operations. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long term liabilities section of our condensed consolidated balance sheet. Income and expense items for the quarter and six months ended May 30, 2009 and May 31, 2008, are as follows:

	Quarter Ended		Six Months Ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008

Income (loss) from Alternative Asset Fund	$118	$(749)	$(1,073)	$(953)
Income (loss) from marketable securities	358	1,072	(794)	1,567
Income from unconsolidated affiliated companies, net	1,554	1,273	2,409	2,085
Interest expense	(541)	(696)	(1,099)	(1,344)
Loan and lease guarantee (expense)/income	(1,448)	166	(1,874)	134
Real estate expense, net	(978)	(835)	(1,467)	(1,119)
Other	(250)	(134)	(586)	(86)

Other income (loss), net	$(1,187)	$97	$(4,484)	$284

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to recording an unrealized holding loss. Due to the continued decline in the financial markets during the fiscal first quarter of 2009, many of our holdings sustained significant losses. Consequently, we recorded $1,255 in losses in our consolidated statement of operations for the quarter ended February 28, 2009. Due to overall market gains during the quarter ended May 30, 2009, we did not record a charge for other than temporary decline in the fair value of our investments.

Income from unconsolidated affiliated companies, net includes income from our investment in IHFC as well as income (loss) from the other equity method investment, Zenith Freight Lines, LLC. We recognized income (loss) from IHFC and Zenith as follows:

	Quarter ended		Six Months ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
IHFC	$1,413	$1,387	$2,208	$2,427
Zenith	141	(114)	201	(342)

24 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2009

(Dollars in thousands except share and per share data)

Loan and lease guarantee expense consists of adjustments to our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. We recognized expense of $1,448 and $1,874, respectively, for the quarter and six months ended May 30, 2009 compared to income of $166 and $134, respectively, for the comparable 2008 periods to reflect the additional risk that we may have to assume the underlying obligations with respect to our guarantees.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. During the fourth quarter of 2008, we recorded a $23,383 charge to establish a valuation allowance against substantially all of our deferred tax assets as we were in a cumulative loss position for the past three years, which is considered significant negative evidence as to whether our deferred tax assets will be realized. Since we reported losses in the quarter and remained in this cumulative loss position, we recorded no tax benefits on the losses generated for the quarter and six months ended May 30, 2009. The tax provision for the quarter ended May 30, 2009 represents the accrual of income taxes to be paid in certain states and the accrual of penalties and interest associated with certain unrecognized tax benefits.

The effective income tax rate for the second quarter and first half of 2009 was effectively zero percent. The effective income tax rate for the comparable periods in 2008 was a benefit of 79% and 110%, respectively, and was different when compared to the statutory rate primarily due to exclusions for dividends received from our investment in IHFC.

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

The Company generated $2,296 in operating cash flow during the second quarter of 2009 by its continued cost cutting efforts which began earlier in the year, bringing cash used in operating activities to $2,760 for the first half of 2009, as compared to $10,821 operating cash used during the first half of 2008, a 74% decrease. The net cash usage for the year is primarily due to the continued difficult environment at retail resulting in lower collections on accounts receivable. The Company increased its overall cash position by $11,878 primarily through $15,378 of investment redemptions and $2,811 in dividends from the Company’s investment in the International Home Furnishings Center, partially offset by the $2,760 operating cash flow deficit, dividend payments of $1,142 and net payments on the revolver of $1,000.

In addition to the $15,655 of cash on-hand, we have investments of $19,187 consisting of $12,604 of marketable securities and $6,583 in the Alternative Asset Fund. We expect to receive additional redemptions from the Alternative Asset Fund of approximately $1,000 over the remainder of the year. In addition, we expect wholesale inventories to decrease $1,000 to $2,000 over the next two quarters through improved management and coordination

25 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2009

(Dollars in thousands except share and per share data)

with foreign suppliers. As a result of an anticipated debt refinancing for IHFC, it is likely that dividend distributions will decrease or be eliminated for the remainder of 2009. We do not believe that this will be materially detrimental to our overall liquidity.

Our revolving credit facility contains, among other provisions, certain defined financial requirements including a minimum level of Tangible Net Worth, as defined in the credit agreement. As disclosed in our amended Form 10-Q for the quarter ended February 28, 2009, we began discussions with our lender during the second quarter to amend our credit facility, due to the fact we were in violation of that covenant as of February 28, 2009. We successfully obtained a commitment to waive the default and amend the facility on September 10, 2009. The amendment will provide for a variable interest rate of LIBOR plus 2.75 % with a 4.25% minimum rate and will reset our Tangible Net Worth requirement at a minimum of $95,000 for the remainder of fiscal 2009 and $90,000 for fiscal 2010. It will decrease our total facility from $45,000 to $30,000. Borrowings under the facility, which matures November 30, 2010, totaled $18,000 and $19,000 at May 30, 2009, and November 29, 2008, respectively, and are secured by a pledge of certain marketable securities and substantially all of our receivables and inventories. We project that we will have $2,000 available for borrowing under the facility, after deducting amounts for outstanding letters of credit and guarantees under the licensee loan program, when the amendment is completed. We expect to complete the amendment by the end of September.

Availability under the revolving credit facility is also subject to an adequate Borrowing Base, as defined. The Borrowing Base consists of the sum of eligible accounts receivable and inventory reduced by 125% of the difference between $16,000 and the actual value of our marketable securities. Should the Borrowing Base decrease below the aggregate of outstanding borrowings under the revolver, guarantees under the licensee loan program and letters of credit, we would be required to reduce our outstanding balance on the revolver such that the aggregate would not exceed the Borrowing Base. At May 30, 2009, the Borrowing Base was $33,725. Decreases in our accounts receivable and inventory could have a negative effect on the availability under our revolving credit facility.

We currently have eight retail real estate properties that have been financed through commercial mortgages with interest rates ranging from 6.73% to 9.18%. These mortgages, with a total balance of $21,736, are collateralized by the respective properties with net book values totaling approximately $29,607 at May 30, 2009. Two of the mortgages mature in the first quarter of 2010 with another maturing in the second quarter of 2010. Collectively, the balance for these three mortgages at May 30, 2009 was $8,270. We are currently seeking to refinance these loans. Should we be unsuccessful, we will seek alternative financing or extension, modification and/or forbearance of payment by the stated maturity date. However, there can be no certainty that any of these may occur and should we be required to fund these payments on the maturity dates, it could have a material adverse effect on our liquidity.

We currently anticipate that total capital expenditures for the remainder of fiscal 2009 will be approximately $1,500 and will be used primarily for retrofits for the new prototype design at Company-owned stores and information systems to support e-commerce initiatives. With the current level of cash on-hand coupled with the investment holdings and availability on the revolver, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Receivables and Inventory

Cash collections on our accounts and notes receivable have a significant impact on our overall liquidity. We used $2,760 of cash in operating activities during the first six months of 2009 due to the continued difficult environment at retail resulting in lower cash collections on accounts receivable as well as increased cash requirements to fund the January new product rollout.

These slow cash collections have resulted in increasing accounts and notes receivable, deteriorating accounts receivable aging with increases in our relative past due amounts, and a corresponding increase to our allowance for doubtful accounts. As such, we recorded $5,849 of bad debt and notes receivable valuation charges for the second quarter of 2009 as compared to $1,266 for the second quarter of 2008 and recorded $11,741 of charges for the first half of fiscal 2009 as compared to $2,036 during the first half of fiscal 2008. In response to slow collections, certain of our licensees have been placed on a temporary “cash before delivery” program for current orders that is designed to prevent any additional increase in the accounts receivable exposure. We expect the rate of cash collections to increase when the recessionary environment begins to subside such that our total receivables will begin to decrease. The following table reflects our accounts receivable and notes receivable and related bad debt reserves:

	May 30, 2009	November 29, 2008

Gross accounts receivable	$46,408	$48,780
Allowance for doubtful accounts	(9,769)	(7,987)

Net accounts receivable	$36,639	$40,793

Gross notes receivable	$21,704	$21,801
Allowance for doubtful accounts and discounts on notes receivable	(10,615)	(6,596)

Net notes receivable	$11,089	$15,205

26 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2009

(Dollars in thousands except share and per share data)

Our accounts and notes receivable reserve and notes discount activity for the six months ended May 30, 2009 is as follows:

	Accounts Receivable	Notes Receivable	Total

Balance at November 29, 2008	$7,987	$6,596	$14,583
Bad debt and note valuation charges	5,809	5,932	11,741
Write-offs	(4,027)	(1,863)	(5,890)
Discount amortization	—	(50)	(50)

Balance at May 30, 2009	$9,769	$10,615	$20,384

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

As part of the improvement plans with one of our licensees, we converted $1,100 of past due trade accounts receivable and refinanced an existing note with a remaining balance of $224 into a $1,324 long-term note bearing interest at 4.75% during the quarter ended February 28, 2009. This note requires interest only payments through 2011 and interest and principal payments due monthly through its maturity on December 31, 2016. During the quarter ended May 30, 2009, we converted $550 and $250 of past due trade accounts receivable for two licensees to 4.75% long-term interest bearing notes. The $550 note requires interest only payments through March 16, 2012, and principal and interest payments due monthly through its maturity date of March 16, 2015. The $250 note requires interest only payments through March 16, 2011, with the remaining interest and principal due on April 16, 2011. We do not expect to convert additional past due receivables into long-term interest bearing notes in the foreseeable future.

The initial carrying value of the notes is determined using present value techniques which consider the fair market rate of interest based on the licensee’s risk profile and estimated cash flows to be received. We considered the stated interest rates to be below market due to the overall lack of availability of credit in the financial markets. The following table presents summary fair value information at the inception of these notes:

Face Value	Discount Rate	Fair Value
$1,324	19.50%	$672
550	5.25%	539
250	19.61%	187

27 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2009

(Dollars in thousands except share and per share data)

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

Our inventories consist of the following:

	May 30, 2009	November 29, 2008
Wholesale finished goods	$25,128	$29,092
Work in process	213	251
Raw materials and supplies	7,267	7,853
Retail merchandise	17,689	14,995

Total inventories on first-in, first-out cost method	50,297	52,191
LIFO adjustment	(7,127)	(7,393)
Reserve for excess and obsolete inventory	(2,168)	(2,505)

	$41,002	$42,293

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Balance at November 29, 2008	Additions Charged to Expense	Deductions	Balance at May 30, 2009

Wholesale	$2,071	$1,441	$(1,763)	$1,749
Retail	434	465	(480)	419

	$2,505	$1,906	$(2,243)	$2,168

28 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2009

(Dollars in thousands except share and per share data)

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

Recent Accounting Pronouncements

In June of 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. Statement No. 167 expands the scope of Interpretation No. 46(R) to include entities which had been considered qualifying special purpose entities prior to elimination of the concept by Statement No. 166. Statement No. 167 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed. Statement No. 167 changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity. Statement No. 167 requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a variable interest entity. Statement No. 167 is effective for each entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that annual period. The adoption of this statement is not expected to have any effect on the Company’s financial reporting under its current business plan.

In May of 2009, the FASB issued Statement No. 165, Subsequent Events. This Statement sets forth the period following the balance sheet date during which management should evaluate subsequent events for disclosure, the circumstances under which events should be recognized for disclosure, and the disclosure which should be made. Statement No. 165 introduces the concept of a date following the balance sheet date when financial statements are available to be issued. Thus users of financial statements are put on notice of the date after which subsequent events are not reported. Statement No. 165 is effective with all interim or annual financial statements for periods ending after June 15, 2009. The Company will adopt the requirements of Statement No. 165 beginning with its interim financial statements for the period ended August 29, 2009.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended November 29, 2008 and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-Q/A for the quarter ended February 28, 2009.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of both Company-owned and licensee stores. We have guaranteed certain lease obligations of licensee operators of the stores, as part of our retail expansion strategy. We

29 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2009

(Dollars in thousands except share and per share data)

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

We are exposed to market risk for changes in market prices of our various types of investments. Our investments include marketable securities and an investment partnership (Alternative Asset Fund). Our marketable securities portfolio, which totaled $12,604, at May 30, 2009, is diversified among seven different money managers. As part of our current debt facility, we have pledged certain of our marketable securities as collateral. To the extent the value of the marketable securities falls below $16,000, our Borrowing Base, as defined, is decreased by 125% of the difference between $16,000 and the actual value of those securities.

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

Investment balances by fund are presented below.

	May 30, 2009	November 29, 2008
Styx Partners, L.P.	$—	$13,461
HBK Fund, L.P.	4,204	6,022
DB Zwirn Special Opportunities Fund, L.P.	2,351	3,254
Cash and Other	28	316

	$6,583	$23,053

We have requested our general partner to attempt to liquidate all of our investments in the Alternative Asset Fund. During the first half of 2009, we received $15,378 for liquidations associated with Styx Partners, L.P. and HBK Fund, L.P. Due to the level of redemption requests, we have been informed that the remainder of the investment in HBK Fund, L.P. should be redeemed over the next two years. We also have been informed that due to the magnitude of other redemption requests on the DB Zwirn Special Opportunities Fund, L,P., it is likely that it will be three to four years before our investment is fully redeemed. We do not believe that these extended redemption periods will be significantly detrimental to our overall liquidity. We expect to receive the total stated net asset value for the Zwirn investment, subject to any further change in the net asset value due to market variations.

30 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2009

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

In addition, during the first and second quarter of 2009, the Staff of the Securities and Exchange Commission (the “SEC”) performed a review of our Form 10-K for the year ended November 29, 2008 and subsequently our Form 10-Q for the quarter ended February 28, 2009. Among other items, the Staff identified issues with our initial valuation of notes receivable issued to our licensees (primarily for amounts converted from past due accounts receivable due from them) and our methodology for determining reserves for our accounts receivable, notes receivable, and loan guarantees. As a result of the SEC’s comments, we reviewed our accounting policies and processes in these areas previously mentioned and determined that we should have recorded lower values for certain of our notes receivable upon inception and, subsequently, recorded additional reserves on those notes due to an error in how we determined an appropriate market rate of interest for those notes. In addition, we also concluded that we should have recognized revenue from certain customers on a cost recovery basis for shipments beginning in the first quarter of 2009 and that additional reserves for loan guarantees should have been established. Therefore, we recorded an additional $3,280 of net charges in the quarter ended February 28, 2009 to account for these lower note values, increased reserves and reduced revenue and filed an amended Form 10-Q for the quarter then ended. We determined that this error was a result of the aforementioned deficiency in our control processes over non-routine accounting estimates and other transactions.

The steps we are taking to remediate our management control processes with respect to the forgoing non-routine accounting estimates are as follows:

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

Our CEO and interim CFO have evaluated the Disclosure Controls as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, our CEO and interim CFO concluded that the

31 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2009

(Dollars in thousands except share and per share data)

Disclosure Controls were not effective as of May 30, 2009. Except for management’s efforts to implement the remediation steps outlined above, there have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

32 of 39

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 30, 2009

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 1, 2009 - April 4, 2009	—	n/a	—	$0
April 5, 2009 - May 2, 2009	—	n/a	—	$0
May 3, 2009 - May 30, 2009	—	n/a	—	$0

(1)	The Company’s Board of Directors has authorized the repurchase of up to $60,000 in Company stock. This repurchase plan was announced on June 23, 1998. On March 17, 2008, the Board of Directors increased the repurchase plan by $20,000.

Item 3.	Defaults Upon Senior Securities

The Company was in default of its Tangible Net Worth covenant in its revolving credit facility as of May 30, 2009. On September 10, 2009, the Company received a commitment from its lender to waive the covenant violation and amend the facility. The amendment will provide for a variable interest rate of LIBOR plus 2.75% with a 4.25% minimum rate and will reset the Tangible Net Worth requirement at a minimum of $95.0 million for the remainder of 2009 and $90.0 million for 2010. It will also decrease the Company’s total facility from $45.0 million to $30.0 million. The Company expects to complete the amendment by the end of September.

Item 4.	Submission of Matters to a Vote of Security Holders

The results of the votes by the stockholders were as follows:

1) Election of Directors

	For	Withheld
Peter W. Brown, M.D.	9,156,969	413,432
Paul Fulton	8,999,852	570,549
Howard H. Haworth	9,154,146	416,255
George W. Henderson, III	9,162,566	407,835
Kristina Herbig	9,129,940	440,461
Dale C. Pond	8,934,873	635,528
Robert H. Spilman, Jr.	9,425,311	145,090
William C. Wampler, Jr.	9,162,249	408,152
William C. Warden, Jr.	8,310,603	1,259,798

2) The vote to amend the Company’s Articles of Incorporation to eliminate preemptive rights was as follows:

For	Against	Abstain	Broker Non-Vote
4,325,253	2,753,167	26,365	2,465,616

33 of 39

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 30, 2009

3) The vote to ratify the selection of Ernst & Young LLP as the independent registered public accounting firm for the Company was as follows:

For	Against	Abstain
9,504,445	51,850	14,104

Item 6.	Exhibits

a.	Exhibits:

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
September 14, 2009

/s/ J. Michael Daniel
J. Michael Daniel, Corporate Controller and Interim Chief Financial Officer
September 14, 2009

35 of 39