Form 10-Q
period 2009-08-29
BASSETT FURNITURE INDUSTRIES INC
filed 2009-10-08
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2009

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

At September 30, 2009, 11,454,716 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM		PAGE
	PART I—FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of August 29, 2009 (unaudited) and November 29, 2008 and for the quarters and nine months ended August 29, 2009 (unaudited) and August 30, 2008 (unaudited)
	Condensed Consolidated Statements of Operations and Retained Earnings	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6-20

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-32

3.	Quantitative and Qualitative Disclosures About Market Risk	33

4.	Controls and Procedures	34-35

	PART II—OTHER INFORMATION

1.	Legal Proceedings	36

2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

3.	Defaults Upon Senior Securities	36

4.	Submission of Matters to a Vote of Security Holders	36

6.	Exhibits	36

2 of 38

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED AUGUST 29, 2009 AND AUGUST 30, 2008—UNAUDITED

(In thousands except per share data)

	Quarter Ended		Nine Months Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Net sales	$57,670	$70,159	$173,199	$226,620
Cost of sales	31,684	42,105	98,037	136,421

Gross profit	25,986	28,054	75,162	90,199

Selling, general and administrative expenses	27,195	32,247	91,903	95,509
Proxy defense costs	—	—	—	1,418
Restructuring, asset impairment charges and unusual gain, net	—	240	1,388	(718)
Lease exit costs	1,777	640	2,062	640

Loss from operations	(2,986)	(5,073)	(20,191)	(6,650)
Other loss, net	(846)	(745)	(5,330)	(460)

Loss before income taxes	(3,832)	(5,818)	(25,521)	(7,110)
Income tax benefit	386	3,166	256	4,582

Net loss	$(3,446)	$(2,652)	$(25,265)	$(2,528)

Retained earnings-beginning of period	51,341	126,119	73,160	131,725
Cumulative effect of change in accounting principle—Adoption of FIN 48	—	—	—	(746)
Cash dividends
Regular dividend	—	(2,597)	—	(7,581)
Special dividend	—	(8,734)	—	(8,734)

Retained earnings-end of period	$47,895	$112,136	$47,895	$112,136

Basic loss per share	$(0.30)	$(0.23)	$(2.21)	$(0.22)

Diluted loss per share	$(0.30)	$(0.23)	$(2.21)	$(0.22)

Dividends per share
Regular dividend	$—	$0.225	$—	$0.625

Special dividend	$—	$0.750	$—	$0.750

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 29, 2009 AND NOVEMBER 29, 2008

(In thousands)

	(Unaudited) August 29, 2009	November 29, 2008
Assets
Current assets
Cash and cash equivalents	$17,146	$3,777
Accounts receivable, net	35,786	40,793
Inventories	37,640	42,293
Other current assets	8,997	13,628

Total current assets	99,569	100,491

Property and equipment
Cost	153,263	156,068
Less accumulated depreciation	100,392	98,913

Property and equipment, net	52,871	57,155

Investments	18,514	35,060
Retail real estate	29,154	29,588
Notes receivable, net	9,035	13,608
Other	9,475	9,140

	66,178	87,396

Total assets	$218,618	$245,042

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,817	$18,747
Accrued compensation and benefits	5,218	4,618
Customer deposits	5,642	6,725
Dividends payable	—	1,142
Other accrued liabilities	12,541	10,977
Current portion of real estate notes payable	8,570	812

Total current liabilities	47,788	43,021

Long-term liabilities
Post employment benefit obligations	12,244	12,829
Bank debt	18,000	19,000
Real estate notes payable	12,989	21,346
Distributions in excess of affiliate earnings	11,535	11,910
Other long-term liabilities	8,902	6,757

	63,670	71,842

Stockholders’ equity
Common stock	57,223	57,102
Retained earnings	47,895	73,160
Additional paid-in-capital	437	346
Accumulated other comprehensive income (loss)	1,605	(429)

Total stockholders’ equity	107,160	130,179

Total liabilities and stockholders’ equity	$218,618	$245,042

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 29, 2009 AND AUGUST 30, 2008—UNAUDITED

(In thousands)

	Nine Months Ended
	August 29, 2009	August 30, 2008
Operating activities:
Net loss	$(25,265)	$(2,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,966	5,732
Equity in undistributed income of investments and unconsolidated affiliated companies	(1,582)	(2,450)
Provision for restructuring, asset impairment charges and unusual gains, net	1,388	(718)
Impairment of real estate	—	499
Lease exit costs	2,062	640
Provision (income) for lease and loan guarantee	2,428	(194)
Provision for losses on accounts and notes receivable	12,971	6,059
Other than temporary impairment of investments	1,255	54
Realized income from investments	(607)	(980)
Deferred income taxes	—	(3,478)
Payment to terminate lease	(400)	—
Other, net	(303)	277
Changes in operating assets and liabilities:
Accounts receivable	(5,701)	(9,789)
Inventories	6,761	8,436
Other current assets	4,915	(1,261)
Accounts payable and accrued liabilities	(4,704)	(12,816)

Net cash used in operating activities	(1,816)	(12,517)

Investing activities:
Purchases of property and equipment	(854)	(3,006)
Purchases of retail real estate	(2)	(630)
Proceeds from sales of property and equipment	129	2,205
Acquisition of retail licensee stores, net of cash acquired	(481)	(216)
Proceeds from sales of investments	22,310	31,829
Purchases of investments	(6,295)	(4,212)
Dividends from affiliates	2,909	6,091
Net cash received on licensee notes	515	790
Other, net	248	26

Net cash provided by investing activities	18,479	32,877

Financing activities:
Net borrowings (repayments) under revolving credit facility	(1,000)	2,000
Repayments of real estate notes payable	(593)	(590)
Issuance of common stock	72	123
Repurchases of common stock	(75)	(3,622)
Cash dividends	(1,142)	(16,087)
Other	(556)	(150)

Net cash used in financing activities	(3,294)	(18,326)

Change in cash and cash equivalents	13,369	2,034
Cash and cash equivalents—beginning of period	3,777	3,538

Cash and cash equivalents—end of period	$17,146	$5,572

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

AUGUST 29, 2009

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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (“Bassett”, “we”, “our”, or the “Company”) and our majority owned subsidiaries of which we have operating control. The equity method of accounting is used for our investments in affiliated companies in which we exercise significant influence but do not maintain control, unless consolidated pursuant to Financial Accounting Standards Board (“FASB”) Revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN46R”).

For comparative purposes, certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

During the first and second quarter of 2009, the Staff of the Securities and Exchange Commission (the “SEC”) performed a review of our Form 10-K for the year ended November 29, 2008 and subsequently our Form 10-Q for the quarter ended February 28, 2009. Among other items, the Staff identified issues with our initial valuation of notes receivable due from our licensees (primarily for amounts converted from past due accounts receivable due from them) and our methodology for determining reserves for our accounts receivable, notes receivable, and loan guarantees. As a result of the SEC’s comments, we reviewed our accounting policies and processes in these areas previously mentioned and determined that we should have recorded lower values for certain of our notes receivable upon inception and, subsequently, recorded additional reserves on those notes due to an error in how we determined an appropriate market rate of interest for those notes. In addition, we also concluded that we should have recognized revenue for certain customers on a cost recovery basis for shipments beginning in the first quarter of 2009 and that additional reserves for loan guarantees should be established. Therefore, we recorded an additional $3,280 of net charges in the quarter ended February 28, 2009 to account for these lower note values, increased reserves and reduced revenue and filed an amended Form 10-Q for the quarter then ended. Of the amount recorded, $1,936 related to periods prior to the quarter ended February 28, 2009. However, based on our consideration of the underlying quantitative and qualitative factors surrounding the prior period errors, the effects on the previous annual and interim periods were determined to be immaterial and, therefore, periods prior to the quarter ended February 28, 2009 have not been restated.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the quarter and nine months ended August 29, 2009 are not necessarily indicative of results for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 29, 2008.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective

6 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—CONTINUED

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

quarter. During the fourth quarter of 2008, we recorded a $23,383 charge to establish a valuation allowance against substantially all of our deferred tax assets as we were in a cumulative loss position for the past three years, which is considered significant negative evidence as to whether our deferred tax assets will be realized. For the quarter and nine months ended August 29, 2009, a tax benefit on the losses generated was not recorded since the Company remained in a cumulative loss position, however, a tax benefit of $451 was recorded related to the reduction in income tax reserves resulting from the lapse of the statute of limitations on certain state unrecognized tax benefits, partially offset by the accrual of income taxes to be paid in certain states and penalties and interest associated with certain unrecognized tax benefits.

3. Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer.

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. Currently, there are five dealers where revenue is being recognized on a cost recovery basis. The following table details the total revenue and cost deferred for each period presented:

	Quarter ended		Nine Months ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Revenue deferred	$1,467	$—	$6,975	$—
Cost deferred	1,028	—	4,883	—

4. Inventories

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method.

Inventories were comprised of the following:

	August 29, 2009	November 29, 2008
Wholesale finished goods	$23,800	$29,092
Work in process	221	251
Raw materials and supplies	7,251	7,853
Retail merchandise	15,402	14,995

Total inventories on first-in, first-out method	46,674	52,191
LIFO adjustment	(6,674)	(7,393)
Reserve for excess and obsolete inventory	(2,360)	(2,505)

	$37,640	$42,293

7 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—CONTINUED

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand, market conditions and the respective valuations at LIFO. The need for these reserves is primarily driven by the normal product life cycle. As products mature and sales volumes decline, we rationalize our product offerings to respond to consumer tastes and keep our product lines fresh. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required. In determining reserves, we calculate separate reserves on our wholesale and retail inventories. Our wholesale inventories tend to carry the majority of the reserves for excess quantities and obsolete inventory due to the nature of our distribution model. These wholesale reserves primarily represent design and/or style obsolescence. Typically, product is not shipped to our retail warehouses until a consumer has ordered and paid a deposit for the product. We do not typically hold retail inventory for stock purposes. Consequently, floor sample inventory and inventory for delivery to customers account for the majority of our inventory at retail. Retail reserves are based on accessory and clearance floor sample inventory in our stores and any inventory that is not associated with a specific customer order in our retail warehouses.

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Balance at November 29, 2008	Additions Charged to Expense	Deductions	Balance at August 29, 2009
Wholesale	$2,071	$1,848	$(1,994)	$1,925
Retail	434	341	(340)	435

	$2,505	$2,189	$(2,334)	$2,360

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

5. Notes Receivable

Our notes receivable consist of the following:

	August 29, 2009	November 29, 2008
Notes receivable	$21,491	$21,801
Allowance for doubtful accounts	(5,150)	(3,604)
Discounts on notes receivable	(5,400)	(2,992)

Notes receivable, net	10,941	15,205
Less: current portion of notes receivable	(1,906)	(1,597)

Long term notes receivable	$9,035	$13,608

Our notes receivable, which bear interest at rates ranging from 8.25% to 2%, consist primarily of amounts due from our licensees from loans made by the Company to help licensees fund their operations. Approximately 67% and 65% of our notes receivable represent conversions of past due accounts receivable at August 29, 2009 and November 29, 2008, respectively. At the inception of the note receivable, and in accordance with the provisions of Accounting Principles Board Opinion No. 21, Interest on Receivables and Payables, we determine whether the note bears a market rate of interest. A discount on the note is recorded if we determine that the note

8 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—CONTINUED

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

bears an interest rate below the market rate. We amortize the related note discount over the contractual term of the note and cease amortizing the discount to interest income when the present value of expected future cash flows is less than the carrying value of the note. Interest income on the notes, which is included in other loss, net, is as follows:

	Quarter ended		Nine months ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Interest income	$166	$187	$525	$561

During the quarter ended February 28, 2009, as part of the improvement plans with one of our licensees, we converted $1,100 of past due trade accounts receivable and refinanced an existing note with a remaining balance of $224 into a $1,324 long-term note bearing interest at 4.75%. This note requires interest only payments through 2011 and interest and principal payments due monthly through its maturity on December 31, 2016.

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

In addition, the estimated fair value of our notes receivable portfolio at August 29, 2009 was $10,060. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level III as specified in the fair value hierarchy in Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS 157”). See Note 15.

On a quarterly basis and in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15 (“SFAS 114”), we examine these notes for evidence of impairment, considering factors such as licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee, licensee sales and any underlying collateral. After considering these factors, should we believe that all or a portion of the expected cash flows attributable to the note receivable will not be received, we record an impairment charge on the note by estimating future cash flows and discounting them at the effective interest rate. Any difference between the estimated discounted cash flows and the carrying value of the note is recorded as an increase to the allowance for doubtful accounts.

These notes, as well as our accounts receivable, are secured by the filing of security statements in accordance with the Uniform Commercial Code and/or real estate owned by the note holder and in some cases, personal guarantees by our licensees.

9 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—CONTINUED

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

6. Unconsolidated Affiliated Companies

The International Home Furnishings Center (“IHFC”) owns and leases out floor space in a showroom facility in High Point, North Carolina. We owned 46.85% of IHFC at August 29, 2009 and November 29, 2008, and accounted for the investment using the equity method since we do not maintain operating control of IHFC. Our investment reflects a credit balance of $11,535 and $11,910 at August 29, 2009 and November 29, 2008, respectively, which is reflected in the liabilities section in the accompanying condensed consolidated balance sheets as “distributions in excess of affiliate earnings”. Based on current and expected future earnings of IHFC, we believe the market value of this investment is positive and substantially greater than its negative book value at August 29, 2009. This negative book value resulted from IHFC’s refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners. We recorded income and received dividends from IHFC as follows:

	Quarter ended		Nine Months ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Income recorded	$979	$1,470	$3,187	$3,896
Dividends received	—	3,280	2,811	6,091

Summarized unaudited income statement information for IHFC for its first nine months of 2009 and 2008, respectively, is as follows:

	2009	2008
Revenue	$29,194	$32,505
Operating income	15,344	17,732
Net income	6,802	8,316

In addition to our investment in IHFC, we have a 49% ownership interest in Zenith Freight Lines, LLC (“Zenith”). We recorded income (loss) and received dividends from Zenith as follows:

	Quarter ended		Nine Months ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Income (loss)	$69	$(9)	$270	$(351)
Dividends received	—	—	98	—

7. Real Estate Notes Payable and Other Long-Term Debt

Certain of our retail real estate properties have been financed through commercial mortgages with interest rates ranging from 6.73% to 9.18%. These mortgages are collateralized by the respective properties with net book values totaling approximately $31,038 and $29,668 at August 29, 2009, and November 29, 2008, respectively. The current portion of these mortgages, $8,570 and $812 as of August 29, 2009 and November 29, 2008, respectively, has been included as a current liability in the accompanying condensed consolidated balance sheets. The long-term portion, $12,989 and $21,346 as of August 29, 2009 and November 29, 2008, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets. The fair value of these mortgages was $21,990 and $20,036 at August 29, 2009 and November 29, 2008, respectively. In determining the fair value the Company utilized current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level III as specified in the fair value hierarchy in SFAS No. 157, Fair Value Measurement, see Note 15.

10 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—CONTINUED

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

Our revolving credit facility contains, among other provisions, certain defined financial requirements including a minimum level of Tangible Net Worth, as defined in the credit agreement. As disclosed in our Form 10-Q for the quarter ended February 28, 2009, we began discussions with our lender during the second quarter to amend our credit facility, due to the fact we were in violation of that covenant as of February 28, 2009. We successfully obtained a waiver of the default and an amendment to the credit facility on October 6, 2009. The amendment provides for a variable interest rate of LIBOR plus 2.75% with a 4.25% minimum rate and resets the Tangible Net Worth requirement at a minimum of $95,000 for the remainder of fiscal 2009 and $90,000 for fiscal 2010. It decreases our total facility from $45,000 to $30,000. Borrowings under the facility, which matures November 30, 2010, totaled $18,000 and $19,000 at August 29, 2009, and November 29, 2008, respectively, and are secured by a pledge of certain marketable securities and substantially all of our receivables and inventories. The Company has approximately $1,200 available for borrowing under the facility, after deducting amounts for outstanding letters of credit and guarantees under the licensee loan program.

8. Comprehensive Income

The following table provides a summary of total comprehensive income (loss):

	Quarter ended		Nine Months ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Net loss	$(3,446)	$(2,652)	$(25,265)	$(2,528)
Other comprehensive income (loss):
Unrealized holding gains (losses)	592	(822)	2,015	(2,303)
Amortization associated with SERP Plan	7	6	19	20

Total comprehensive loss	$(2,847)	$(3,468)	$(23,231)	$(4,811)

9. Licensee Acquisitions

We do not actively pursue acquisitions but are sometimes approached by our licensees to acquire all or certain stores operated by the licensee. We evaluate such opportunities considering, among other things, the viability of the market and our participation in the store real estate. During the quarter and nine months ended August 29, 2009, we acquired one store and eight stores, respectively. Many of these acquisitions were funded through existing accounts receivable. We did not acquire any stores during the nine months ended August 30, 2008. The following is a collective summary of the purchase price allocations for those acquisitions:

	Quarter ended August 29, 2009	Nine months ended August 29, 2009
Consideration given	$156	$2,035
Net assets acquired:
Inventory	344	2,107
Fixed assets/other	121	756
Various liabilities	(309)	(828)

Goodwill	$—	$—

11 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—CONTINUED

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

10. Restructuring, Asset Impairment Charges and Unusual Gain, net

Restructuring, asset impairment charges and unusual gain, net consists of the following:

	Quarter ended		Nine Months ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Proxy defense costs	$—	$—	$—	$1,418

Restructuring, asset impairment charges and unusual items, net
Impairment of leasehold improvements	$—	$240	$1,068	$624
Severance charges	—	—	320	—
Gain on sale of airplane	—	—	—	(1,342)

	$—	$240	$1,388	$(718)

In 2009, we recorded non-cash asset impairment charges for the write-off of the remaining leasehold improvements for our Arlington, Texas and Alpharetta, Georgia retail stores as well as the closure of our retail office in Greensboro, North Carolina. In addition, we recorded a non-cash impairment charge in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to write-down the carrying value of our long-lived assets associated with an underperforming retail location. Lastly, we recorded severance charges associated with a reduction in workforce announced in March 2009.

11. Lease Exit Costs

We recorded lease exit costs for the quarter and nine months ended August 29, 2009 of $1,777 and $2,062, respectively, associated with the closure of two retail stores in August 2009 and the closure of our retail office in Greensboro, North Carolina in May 2009. During the third quarter of 2008, we recorded lease exit costs of $640 associated with the closure of a retail store.

12. Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of licensee-owned stores. We had obligations of $83,286 and $96,773 at August 29, 2009 and November 29, 2008, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $10,012 and $11,605 at August 29, 2009, and November 29, 2008, respectively.

We have also guaranteed loans to certain of our licensees to finance initial inventory packages and other operating requirements for those stores. Loan guarantees generally have three year terms. The total contingent liabilities with respect to these loan guarantees as of August 29, 2009, and November 29, 2008, was $5,675 and $7,869, respectively.

12 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—CONTINUED

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease and loan guarantees (an estimate of the cost to the Company to perform on these guarantees) at August 29, 2009 and November 29, 2008, was $3,562 and $2,005, respectively, and is recorded in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets

13. Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for this plan was $10,157 and $10,671 as of August 29, 2009 and November 29, 2008, respectively, and is recorded as follows in the consolidated balance sheets:

	August 29, 2009	November 29, 2008
Other accrued liabilities	$1,189	$1,189
Post employment benefit obligations	8,968	9,482

Total pension liability	$10,157	$10,671

Components of net periodic pension costs are as follows:

	Quarter Ended		Nine Months ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Service cost	$9	$13	$27	$41
Interest cost	157	158	471	474
Amortization of transition obligation	11	11	33	32

Net periodic pension cost	$177	$182	$531	$547

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $114 for the third quarter of both 2009 and 2008 and $342 for both of the nine months ended August 29, 2009 and August 30, 2008. Our liability under this plan was $3,276 and $3,347 as of August 29, 2009 and November 29, 2008, respectively, and is reflected in post employment benefit obligations.

13 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—CONTINUED

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

14. Earnings Per Share

The following reconciles basic and diluted loss per share:

	Net Loss	Weighted Average Shares	Loss per share
For the quarter ended August 29, 2009:
Basic loss per share	$(3,446)	11,438,848	$(0.30)
Add effect of dilutive securities:
Options*	—	—	—

Diluted loss per share	$(3,446)	11,438,848	$(0.30)

For the quarter ended August 30, 2008:
Basic loss per share	$(2,652)	11,601,118	$(0.23)
Add effect of dilutive securities:
Options*	—	—	—

Diluted loss per share	$(2,652)	11,601,118	$(0.23)

For the nine months ended August 29, 2009:
Basic loss per share	$(25,265)	11,418,005	$(2.21)
Add effect of dilutive securities:
Options*	—	—	—

Diluted loss per share	$(25,265)	11,418,005	$(2.21)

For the nine months ended August 30, 2008:
Basic loss per share	$(2,528)	11,725,600	$(0.22)
Add effect of dilutive securities:
Options*	—	—	—

Diluted loss per share	$(2,528)	11,725,600	$(0.22)

*	Due to the net loss, the potentially dilutive securities would have been anti-dilutive and are therefore excluded.

Options to purchase approximately 1,159,000 and 1,273,000 shares of common stock at August 29, 2009 and August 30, 2008, respectively, were excluded from the computation as their effect is anti-dilutive.

14 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—CONTINUED

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

15. Financial Instruments and Fair Value Measurements

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

Our investments consist of our investment in the Bassett Industries Alternative Asset Fund LP (“BIAAF”) with a value of $5,182 and $23,053 and a portfolio of marketable securities with a value of $13,332 and $12,007 as of August 29, 2009 and November 29, 2008, respectively. Collectively, these are recorded in our condensed consolidated balance sheets under the caption of “Investments.”

Our marketable securities consist of a combination of equity and fixed income securities, including money market funds. We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income. We measure the fair value of our marketable securities in accordance with of SFAS No. 157.

Although we have the ability to buy and sell the individual marketable securities, we are required to maintain a certain dollar amount in those brokerage accounts subject to the Securities Account Control Agreement as part of the revolving credit facility, see also Note 7.

As of August 29, 2009, available-for-sale securities consisted of the following:

	Cost Basis	Gross Unrealized		Market Value
		Gains	Losses
Equity securities	$10,140	$1,789	$(71)	$11,858
Fixed income securities	1,436	38	—	1,474

	$11,576	$1,827	$(71)	$13,332

As of November 29, 2008, available-for-sale securities consisted of the following:

	Cost Basis	Gross Unrealized		Market Value
		Gains	Losses
Equity securities	$10,992	$577	$(1,008)	$10,561
Fixed income securities	1,446	14	(14)	1,446

	$12,438	$591	$(1,022)	$12,007

The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income. Realized earnings or losses were $145 and $607 for the quarter and nine months ended August 29, 2009, respectively, and $(74) and $1,493 for the quarter and nine months ended August 30, 2008, respectively. These amounts are recorded in other loss, net in our condensed consolidated statements of operations and retained earnings. Of the $1,474 in fixed income securities, $335 matures in less than five years with the remainder being long-term and maturing in greater than 20 years.

15 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—CONTINUED

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. Due to the market fluctuations during the last half of 2008 and the first quarter of 2009 many of our holdings sustained significant losses. Consequently, we recorded losses of zero and $1,255 for the quarter and nine months ending August 29, 2009 and $54 for both the quarter and nine months ended August 30, 2008 that are considered to be other than temporary.

During the second quarter of 2009, in order to provide some stability to our portfolio in the midst of volatile and often erratic financial markets, we instructed one of our two investment advisors to liquidate substantially all of our equity holdings and to invest the proceeds in cash and money market accounts.

The Company accounts for items measured at fair value in accordance with SFAS 157. SFAS 157 defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It applies only to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS 123R Share- Based Payment.)

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

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

	August 29, 2009	November 29, 2008
Styx Partners, L.P.	$—	$13,461
HBK Fund, L.P.	3,783	6,022
DB Zwirn Special Opportunities Fund, L.P.	1,374	3,254
Cash and Other	25	316

	$5,182	$23,053

We have requested our general partner to attempt to liquidate all of our investments in BIAAF. During the quarter and nine months ended August 29, 2009, we received $600, and $15,978, respectively, for liquidations associated with Styx Partners, L.P., which liquidated our entire investment in Styx Partners, L.P., and HBK

16 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—CONTINUED

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

Fund, L.P. Due to the level of redemption requests, we have been informed that the remainder of the investment in HBK Fund, L.P. should be redeemed with quarterly distributions over the next twelve to fifteen months. We also have been informed that due to the magnitude of other redemption requests on the DB Zwirn Special Opportunities Fund, L,P., it is likely that it will be three to four years before our investment is fully redeemed. We expect to receive the total stated net asset value for the HBK and Zwirn investments, subject to any further change in the net asset value due to market variations.

The fair values of our marketable securities and our investment in BIAAF based on the level of inputs are summarized below:

	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable Securities	$13,332	—	—	$13,332
Investment in BIAAF	—	—	5,182	5,182

Total Assets	$13,332	—	$5,182	$18,514

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use level three or significant unobservable inputs for the quarter ended August 29, 2009.

Fair value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
Investment in BIAAF
Balance at November 29, 2008	$23,053
Total losses included in earnings related to change in underlying net assets	(1,874)
Tax withholdings by general partner	(19)
Redemptions	(15,978)
Transfers in and/or out of Level 3	—

Balance August 29, 2009	$5,182

The carrying values and approximate fair values of certain financial instruments as of August 29, 2009 and November 29, 2008 were as follows:

	August 29, 2009		November 29, 2008
	Carrying value	Fair value	Carrying value	Fair value
Assets:
Cash and cash equivalents	$17,146	17,146	$3,777	$3,777
Accounts receivable, net	35,786	35,786	40,793	40,793
Notes receivable, net	10,941	10,060	15,205	15,205
Investments	18,514	18,514	35,060	35,060

Liabilities:
Accounts payable	$15,817	15,817	$18,747	$18,747
Real estate notes payable	21,559	21,990	22,158	20,036
Bank debt	18,000	18,000	19,000	19,000

17 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—CONTINUED

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

16. Recent Accounting Pronouncements

In June of 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 expands the scope of FIN46R to include entities which had been considered qualifying special purpose entities prior to elimination of the concept by SFAS 166, Accounting for Transfers of Financial Assets. SFAS 167 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed. SFAS 167 changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity. SFAS 167 requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a variable interest entity. SFAS 167 is effective for each entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that annual period. We are currently evaluating the impact, if any, of adoption of SFAS No. 167 on our financial statements.

In May of 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 sets forth the period following the balance sheet date during which management should evaluate subsequent events for disclosure, the circumstances under which events should be recognized for disclosure, and the disclosure which should be made. SFAS 165 introduces the concept of a date following the balance sheet date when financial statements are available to be issued. Thus users of financial statements are put on notice of the date after which subsequent events are not reported. SFAS 165 is effective with all interim or annual financial statements for periods ending after June 15, 2009. The adoption of SFAS 165 did not impact the financial position or results of operations for the period ended August 29, 2009. We evaluated all events or transactions that occurred from August 29, 2009 through October 8, 2009, the date these financial statements were issued.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Financial Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009 and the Company adopted the provisions of this statement effective August 29, 2009. As a result of the adoption of this statement, the Company has expanded its disclosures regarding the fair value of financial instruments within Note 15.

In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary-Impairment (“FSP 115-2”) which clarifies other-than-temporary impairment. FSP 115-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP 115-2 declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to

18 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—CONTINUED

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

other factors is recognized in other comprehensive income. FSP 115-2 is effective for interim and annual periods ending after June 15, 2009. The Company has adopted the provisions of FSP 115-2 and there was no material impact on the Company’s financial condition or results of operations.

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

19 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—CONTINUED

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Nine Months Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Net Sales
Wholesale	$41,771	$59,466	$134,731	$190,766
Retail	28,484	24,004	77,887	74,529
Inter-company elimination	(12,585)	(13,311)	(39,419)	(38,675)

Consolidated	$57,670	$70,159	$173,199	$226,620

Income (loss) from Operations
Wholesale	$290	$(995)	$(10,440)	$2,559
Retail	(1,985)	(2,807)	(6,652)	(7,222)
Inter-company elimination	486	(391)	351	(647)
Proxy defense costs	—	—	—	(1,418)
Restructuring, asset impairment charges and unusual gains, net	—	(240)	(1,388)	718
Lease exit costs	(1,777)	(640)	(2,062)	(640)
Other loss, net	(846)	(745)	(5,330)	(460)

Consolidated loss before income taxes	$(3,832)	$(5,818)	$(25,521)	$(7,110)

Depreciation and Amortization
Wholesale	$639	$789	$1,990	$2,656
Retail	670	562	2,062	1,780
Investments/real estate	327	432	914	1,296

Consolidated	$1,636	$1,783	$4,966	$5,732

Capital Expenditures
Wholesale	$32	$168	$268	$624
Retail	111	1,635	586	2,382
Investments/real estate	—	132	2	630

Consolidated	$143	$1,935	$856	$3,636

	As of August 29, 2009	As of November 29, 2008
Identifiable Assets
Wholesale	$118,170	$126,619
Retail	52,761	53,775
Investments/real estate	47,687	64,648

Consolidated	$218,618	$245,042

20 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2009

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

Bassett Furniture Industries Inc., (“Bassett”, “we”, “our”, “the Company”) based in Bassett, Va., is a leading retailer, manufacturer and marketer of branded home furnishings. Bassett’s products are sold primarily through Bassett Furniture Direct and Bassett Home Furnishings (“BHF”) stores, with secondary distribution through multi-line furniture stores, many with in-store Bassett Design Centers. Bassett baby cribs and casegoods are sold through specialty stores and mass merchants.

Bassett Furniture Direct (“BFD” or “store”) was created in 1997 as a single source home furnishings retail store that provides a unique combination of stylish, well-made furniture and accessories with a high level of customer service. This service includes complimentary room planning, in-home design visits, quick delivery, and custom-order furniture. The retail store program had 106 stores in operation as of August 29, 2009, 35 of which we own and operate. Of the 35 Company-owned stores 26 were comparable stores (stores open longer than one year).

During the nine months ended August 29, 2009, six licensee stores completed liquidation sales and closed. Additionally, one licensee store, in which we have no real estate interest, began a going out of business inventory liquidation sale late in the third quarter which should be completed during the fourth quarter of 2009. Further store closures are possible during the remainder of 2009 that could result in lease exit charges or increases in our lease guarantee reserve.

We also closed four Corporate-owned stores during the third quarter of 2009 and recorded $1,777 in lease exit charges. We expect to have between 100 and 105 stores by the end of 2009.

The following table summarizes the changes in store count during the nine months ended August 29, 2009:

	November 29, 2008	Closures	Transfers	August 29, 2009
Licensee-owned stores	84	(6)	(8)	70
Company-owned stores	31	(4)	8	35

Total	115	(10)	—	105

We define imported product as fully finished product that is sourced internationally. In the first nine months of 2009, 52% of our wholesale sales were of imported product compared to 55% in the first nine months of 2008. Our domestic product includes certain products that contain components which are also sourced internationally. We continue to believe that a blended strategy including domestically produced products, primarily of a custom-order nature, combined with importing certain product categories and major collections provides the best combination of value and quality to our customers.

21 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

Overall conditions for our industry and our Company have been difficult over the past several years and have persisted throughout the first nine months of 2009. New housing starts are down significantly and consumers continue to be faced with general economic uncertainty fueled by difficult consumer credit markets and lagging consumer confidence. All of these factors have significantly impacted “big ticket” consumer purchases such as furniture. Consequently, this has put pressure on certain of our dealers’ ability to generate adequate profits to fully pay us for the furniture we have sold to them. As a result, we incurred significantly increased bad debt and notes receivable valuation charges related losses during the second half of 2008 as well as during the first half of 2009. For the third quarter of 2009, we recorded $1,230 in bad debt and notes receivable valuation charges as we have worked diligently to control our accounts and notes receivable exposure to our licensees. Although management will continue to work closely with our licensees to ensure the success of both the licensee and Bassett, further store closures are possible during the remainder of 2009 and beyond that could result in lease exit charges or increases in our lease guarantee reserve. We also may increase the number of Company-owned stores during the remainder of 2009, through acquisitions of certain licensee-owned stores. During the first nine months of 2009, we acquired a total of eight licensee stores in the Scottsdale and Tucson, Arizona, Fredericksburg, Virginia, Memphis, Tennessee, Little Rock, Arkansas and Palm Beach, Wellington, and Jensen Beach, Florida markets.

Maintenance of a strong balance sheet is a stated management goal and is vital to our retail strategy. The store program entails key business risks, including the realization of receivables and the coverage of both direct and contingent liabilities primarily associated with retail real estate. We have established decision criteria and business disciplines aimed at minimizing potential losses from these risks.

Given the difficult and somewhat unprecedented environment, we have had no choice but to take several important actions aimed at improving our results and liquidity in the short-term. These include:

•	Aggressively working with certain licensees to close those stores that are underperforming, thereby limiting further exposure in our accounts receivable.

•	Reducing our inventory levels to improve working capital and cash flow.

•	Right-sizing our expense structure in both our wholesale and corporate retail divisions.

•	Suspending our quarterly dividend.

•	Delaying certain capital expenditures.

We will also continue to work diligently with our network of licensees to improve their operating results. With the existing and planned improvements in our retail program and our strong balance sheet, we believe we are well positioned not only to survive these turbulent times, but also to gain market share as some of our competitors exit the industry.

22 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

Results of Operations—Quarter and nine months ended August 29, 2009 compared with quarter and nine months ended August 30, 2008:

Due to our fiscal calendar, the nine months ended August 29, 2009 included 39 weeks compared to 40 weeks for the nine months ended August 30, 2008. Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating income (loss) were as follows for the periods ended August 29, 2009 and August 30, 2008:

	Quarter Ended				Nine Months Ended
	August 29, 2009		August 30, 2008		August 29, 2009		August 30, 2008
Net sales	$57,670	100.0%	$70,159	100.0%	$173,199	100.0%	$226,620	100.0%

Gross profit	25,986	45.1%	28,054	40.0%	75,162	43.4%	90,199	39.8%
SG&A (see note below)	25,965	45.0%	28,196	40.2%	78,932	45.6%	89,450	39.5%
Bad debt and notes receivable valuation charges	1,230	2.1%	4,051	5.8%	12,971	7.5%	6,059	2.7%
Unusual charges, net	1,777	3.2%	880	1.2%	3,450	2.0%	1,340	0.5%

Loss from operations	$(2,986)	-5.2%	$(5,073)	-7.2%	$(20,191)	-11.7%	$(6,650)	-2.9%

Note:	For comparability purposes, we have presented our selling, general and administrative expenses above without consideration of the effects of the bad debt and notes receivable valuation charges.

On a consolidated basis, we reported net sales for the third quarter of 2009 of $57,670, a decrease of $12,489 or 17.8% from sales levels attained in the third quarter of 2008. Sales for the nine months ended August 29, 2009 were $173,199, a decrease of $53,421 or 23.6%.

Restructuring, asset impairment charges and unusual gain, net

The results for the nine months ended August 29, 2009 included several restructuring and other non-cash items including $1,777 for lease exit charges and $376 for the write-off of leasehold improvements associated with the closure of Company-owned stores in Lewisville and Arlington, Texas, and Alpharetta, Georgia. We also recorded a non-cash asset impairment charge of $258 to write-off the remaining leasehold improvements and a $285 lease exit charge associated with the closure of our retail office in Greensboro, North Carolina. In addition, we recorded a $434 non-cash impairment charge in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to write-down the carrying value of our long-lived assets associated with a nonperforming retail location. Lastly, we recorded $320 in severance charges associated with the downsizing announced in March of 2009.

The results for the nine months ended August 30, 2008 included unusual pretax items consisting of $1,418 of legal and other expenses for the proxy contest with Costa Brava Partnership III L.P., a $1,342 gain associated with the sale of our airplane and $624 of impairment charges and $640 of lease exit costs associated with the closure of one Company-owned and one licensee-owned store.

23 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

The following table summarizes these net charges:

	August 29, 2009		August 30, 2008
	Quarter	Year-to-Date	Quarter	Year-to-Date
Write-off of leasehold improvements	$—	$1,068	$240	$624
Severance charges	—	320	—	—
Gain on sale of airplane	—	—	—	(1,342)
Lease exit charges	1,777	2,062	640	640
Proxy defense costs	—	—	—	1,418

	$1,777	$3,450	$880	$1,340

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

Our investments/real estate segment consists of our investments the Bassett Industries Alternative Asset Fund (“BIAAF”) and marketable securities, distributions in excess of affiliate earnings, primarily the International Home Furnishings Center (“IHFC”) and retail real estate related to licensee stores. Although this segment does not have operating earnings, income from the segment is included in other loss, net in our condensed consolidated statements of income and retained earnings.

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

	Quarter Ended				Nine Months Ended
	August 29, 2009		August 30, 2008		August 29, 2009		August 30, 2008
Net sales	$41,771	100.0%	$59,466	100.0%	$134,731	100.0%	$190,766	100.0%

Gross profit	12,656	30.3%	17,654	29.7%	38,668	28.7%	56,748	29.7%
SG&A (see note below)	11,136	26.7%	14,598	24.5%	36,137	26.8%	48,130	25.2%
Bad debt and notes receivable valuation charges	1,230	2.9%	4,051	6.8%	12,971	9.6%	6,059	3.2%

Income (loss) from operations	$290	0.7%	$(995)	-1.7%	$(10,440)	-7.7%	$2,559	1.3%

Note:	For comparability purposes, we have presented our selling, general and administrative expenses above without consideration of the effects of the bad debt and notes receivable valuation charges.

24 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

Net sales for the wholesale segment were $41,771 for the third quarter of 2009 as compared to $59,466 for the third quarter of 2008, a decrease of 29.8%. Approximately 51% of wholesale shipments during the third quarter of 2009 were imported products compared to approximately 53% for the third quarter of 2008. Gross margins for the wholesale segment were 30.3% for the third quarter of 2009 as compared to 29.7% for the third quarter of 2008. This increase is primarily due to lower material costs as a result of negotiated price decreases from vendors, in addition to lower freight costs. Wholesale SG&A, excluding bad debt and notes receivable valuation charges, decreased $3,462 during the third quarter of 2009 as compared to 2008, due primarily to lower spending due to lower sales and continued cost cutting measures. We recorded $1,230 of bad debt and notes receivable valuation charges for the third quarter of 2009 as compared to $4,051 for the third quarter of 2008. This significant decrease in charges is primarily due to the Company working diligently with the licensees to control increases in accounts and notes receivable exposure.

Net sales for the wholesale segment were $134,731 for the nine months ended August 29, 2009 as compared to $190,766 for the nine months ended August 30, 2008, a decrease of 29.4%. Gross margins for the wholesale segment were 28.7% for the nine months ended August 29, 2009 as compared to 29.7% for the nine months ended August 30, 2008. This decrease is primarily due to lower realized margins on our wood furniture and certain discount programs designed to sell more furniture, partially offset by increased margins on our upholstered furniture due to its custom nature. Wholesale SG&A, excluding bad debt and notes receivable valuation charges, decreased $11,993 for the nine months ended August 29, 2009 as compared to the nine months ended August 30, 2008 due primarily to decreased wholesale spending due to lower sales and continued cost cutting measures. The Company recorded $12,971 of bad debt and notes receivable valuation charges for the nine months ended August 29, 2009, as compared to $6,059 during the nine months ended August 30, 2008, as our licensees have struggled to pay for the furniture shipped to them in this prolonged and severe recessionary environment.

Wholesale shipments by type:

	Quarter Ended				Nine Months Ended
	August 29, 2009		August 30, 2008		August 29, 2009		August 30, 2008
Wood	$20,490	49.1%	$31,083	52.3%	$68,044	50.5%	$101,329	53.1%
Upholstery	20,907	50.0%	27,168	45.7%	65,110	48.3%	86,995	45.6%
Other	374	0.9%	1,215	2.0%	1,577	1.2%	2,442	1.3%

Total	$41,771	100.0%	$59,466	100.0%	$134,731	100.0%	$190,766	100.0%

Retail Segment—Company-Owned Retail Stores

	Quarter Ended				Nine Months Ended
	August 29, 2009		August 30, 2008		August 29, 2009		August 30, 2008
Net sales	$28,484	100.0%	$24,004	100.0%	$77,887	100.0%	$74,529	100.0%

Gross profit	12,845	45.1%	10,803	45.0%	36,141	46.4%	34,115	45.8%
SG&A	14,830	52.1%	13,610	56.7%	42,793	54.9%	41,337	55.5%

Operating loss	$(1,985)	-7.0%	$(2,807)	-11.7%	$(6,652)	-8.5%	$(7,222)	-9.7%

Our Company-owned store network had sales of $28,484 in the third quarter of 2009 as compared to $24,004 in the third quarter of 2008, an increase of 18.7%. On a comparable store basis (stores open for more

25 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

than one year), sales decreased 2.8%. Gross margins for the quarter were essentially flat when compared to the third quarter of 2008. Our gross margins for the third quarter of 2009 decreased 2.1 percentage points as compared to the second quarter of 2009 as we performed a fleet-wide inventory reduction sale which resulted in lower gross margins. SG&A increased $1,220 primarily due to corporate store acquisitions, partially offset by continued cost containment efforts during the quarter. On a comparable store basis, our operating loss was reduced by 32.8% to $1,512, primarily due to lower SG&A spending resulting from lower sales and our cost-containment efforts.

Our Company-owned store network had sales of $77,887 in the nine months ended August 29, 2009 as compared to $74,529 in the nine months ended August 30, 2008, an increase of 4.5%. On a comparable store basis, sales decreased 5.0%. Gross margins for the nine months ended August 29, 2009 increased 0.6 percentage points due to improved pricing and promotional strategies, partially offset by reduced margins from our inventory reduction sale. SG&A increased $1,456 primarily due to corporate store acquisitions, partially offset by continued cost containment efforts. As part of the store acquisitions during the nine months ended August 29, 2009, we did not acquire the existing delivery backlog at the time of acquisition for certain of the stores. Consequently, we incurred significant SG&A expenses (rent and administrative payroll) without a commensurate level of delivered sales. On a comparable store basis, our operating loss was reduced by 18.1% to $4,481, primarily due to lower SG&A spending resulting from lower sales and our cost-containment efforts.

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

Investment and Real Estate Segment and Other Items Affecting Net Loss

Our investments and real estate segment consists of our investments (BIAAF and marketable securities), distributions in excess of affiliate earnings and retail real estate related to licensee-owned stores. Although this segment does not have operating earnings, income (loss) from the segment is included in other loss, net in our condensed consolidated statements of operations and retained earnings. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long term liabilities section of our condensed consolidated balance sheet.

Income and expense items for the quarter and nine months ended August 29, 2009 and August 30, 2008, are as follows:

	Quarter Ended		Nine Months Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Loss from Alternative Asset Fund	$(801)	$(472)	$(1,875)	$(1,424)
Income (loss) from marketable securities	145	(129)	(648)	1,439
Income from unconsolidated affiliated companies, net	1,048	1,461	3,457	3,545
Interest expense	(543)	(529)	(1,641)	(1,881)
Loan and lease guarantee (expense) income	(554)	60	(2,428)	194
Real estate expense, net	(365)	(661)	(1,831)	(1,780)
Other	224	(475)	(364)	(553)

Other loss, net	$(846)	$(745)	$(5,330)	$(460)

26 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

The BIAAF recorded a loss of $801 for the quarter ended August 29, 2009 due to decreases in the value of our investment in the DB Zwirn Special Opportunities Fund. The General Partner has advised us that this decrease is due to the magnitude of the level of redemption requests, which are requiring the fund to totally liquidate all of its underlying holdings at less than favorable values.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to recording an unrealized holding loss. Due to the continued decline in the financial markets during the first quarter of 2009, many of our holdings sustained significant losses. Consequently, we recorded $1,255 in losses in our consolidated statement of operations for the quarter ended February 28, 2009. Due to overall market gains during the quarters ended May 30, 2009 and August 29, 2009, we did not record a charge for other than temporary declines in the fair value of our investments.

Income from unconsolidated affiliated companies, net includes income from our investment in IHFC as well as income (loss) from our other equity method investment, Zenith Freight Lines, LLC (“Zenith”). We recognized income (loss) from IHFC and Zenith as follows:

	Quarter ended		Nine Months ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
IHFC	$979	$1,470	$3,187	$3,896
Zenith	69	(9)	270	(351)

Loan and lease guarantee expense consists of adjustments to our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. We recognized expense of $554 and $2,428, respectively, for the quarter and nine months ended August 29, 2009 compared to income of $60 and $194, respectively, for the comparable 2008 periods to reflect the additional risk that we may have to assume the underlying obligations with respect to our guarantees.

Other income and expenses for the quarter and nine months ended August 29, 2009 include income of $456 associated with the receipt of a death benefit from a life insurance policy associated with our Supplemental Executive Retirement Income Plan.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. During the fourth quarter of 2008, we recorded a $23,383 charge to establish a valuation allowance against substantially all of our deferred tax assets as we were in a cumulative loss position for the past three years, which is considered significant negative evidence as to whether our deferred tax assets will be realized. For the quarter and nine months ended August 29, 2009, a tax benefit on the losses generated was not recorded since the Company remained in a cumulative loss position, however, a tax benefit of $451 was recorded related to the reduction in income tax reserves resulting from the lapse of the statute of limitations on certain state unrecognized tax benefits, partially offset by the accrual of income taxes to be paid in certain states and penalties and interest associated with certain unrecognized tax benefits.

27 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

The effective income tax rate for the comparable quarter and nine month periods in 2008 was a benefit of 54% and 64%, respectively, and was different when compared to the statutory rate primarily due to exclusions for dividends received from our investment in IHFC.

Liquidity and Capital Resources

The Company is committed to maintaining a strong balance sheet in order to weather the current difficult industry conditions, to allow it to take advantage of opportunities as market conditions improve, and to execute its long-term retail growth strategies.

Due to the continued housing slump and deterioration in the major financial markets and the overall recessionary economic environment, consumer spending has decreased, resulting in significant financial losses for us and damaging the ability of certain of our licensees to generate sufficient cash flow in their businesses. Currently, we are aggressively pursuing expense reduction and cash preservation initiatives throughout all parts of the business to enhance our cash flow.

Operating cash flow is summarized as follows:

	Operating Cash Flow
	2009	2008
3rd quarter	$944	$(1,796)
2nd quarter	2,296	(2,147)
1st quarter	(5,056)	(8,574)

	$(1,816)	$(12,517)

We generated $944 in operating cash flow during the third quarter of 2009 by continued cost cutting efforts which began earlier in the year, bringing cash used in operating activities to $1,816 for the first nine months of 2009, as compared to $12,517 operating cash used during the first nine months of 2008, an 86% decrease. The net cash usage for the year is primarily due to the continued difficult environment at retail resulting in lower collections on accounts receivable.

We increased our overall cash position for the nine months ended August 29, 2009 by $13,369 primarily through $16,015 of investment redemptions and $2,811 in dividends from our investment in IHFC, partially offset by our operating cash flow deficit, dividend payments of $1,142 and net payments on the revolving credit facility of $1,000. In addition to the $17,146 of cash on-hand, we have investments of $18,514 consisting of $13,332 in marketable securities and $5,182 in the BIAAF. We expect to receive additional redemptions from the BIAAF of approximately $400 over the remainder of the year. In addition, we plan to decrease inventories over the next quarter through improved management and coordination with foreign suppliers. In anticipation of a debt refinancing for IHFC, it is likely that dividend distributions will decrease or be eliminated for the remainder of 2009. We do not believe that this will be materially detrimental to our overall liquidity. With the current level of cash on-hand coupled with the investment holdings and availability on the revolver, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Our revolving credit facility contains, among other provisions, certain defined financial requirements including a minimum level of Tangible Net Worth, as defined in the credit agreement. As disclosed in our Form 10-Q for the quarter ended February 28, 2009, we began discussions with our lender during the second

28 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

quarter to amend our credit facility, due to the fact we were in violation of that covenant as of February 28, 2009. We successfully obtained a waiver of the default and an amendment to the credit facility on October 6, 2009. The amendment provides for a variable interest rate of LIBOR plus 2.75% with a 4.25% minimum rate and resets the Tangible Net Worth requirement at a minimum of $95,000 for the remainder of fiscal 2009 and $90,000 for fiscal 2010. It decreases our total facility from $45,000 to $30,000. Borrowings under the facility, which matures November 30, 2010, totaled $18,000 and $19,000 at August 29, 2009, and November 29, 2008, respectively, and are secured by a pledge of certain marketable securities and substantially all of our receivables and inventories. After taking into effect the waiver and amendment the availability under the facility was $1,200 at August 29, 2009.

We currently have eight retail real estate properties that have been financed through commercial mortgages with interest rates ranging from 6.73% to 9.18%. These mortgages, with a total balance of $21,554, are collateralized by the respective properties with net book values totaling approximately $31,038 at August 29, 2009. Two of the mortgages mature in the first quarter of 2010 with another maturing in the second quarter of 2010. Collectively, the balance for these three mortgages at August 29, 2009 was $8,162. We are currently seeking to refinance these loans. Should we be unsuccessful, we will seek alternative financing or extension, modification and/or forbearance of payment by the stated maturity date. However, there can be no certainty that any of these may occur and should we be required to fund these payments on the maturity dates, it could have a material adverse effect on our liquidity.

We currently anticipate that total capital expenditures for the remainder of fiscal 2009 will be approximately $500 and will be used primarily for retrofits for the new prototype design at Company-owned stores and information systems to support e-commerce initiatives.

Receivables and Inventory

Cash collections on our accounts and notes receivable have a significant impact on our overall liquidity. We used $1,816 of cash in operating activities during the nine months ended August 29, 2009 due to the continued difficult environment at retail resulting in lower cash collections on accounts receivable as well as increased cash requirements to fund the January new product rollout.

These slow cash collections have resulted in increasing accounts and notes receivable, deteriorating accounts receivable aging with increases in our relative past due amounts, and a corresponding increase to our allowance for doubtful accounts. Our percentage of accounts receivable that are over 90 days past due has increased from approximately 15% at November 29, 2008 to approximately 25% at August 29, 2009 with the majority of that increase occurring in the first two quarters. As such, we recorded $12,971 of bad debt and notes receivable valuation charges for the nine months ended August 29, 2009 as compared to $6,059 during the nine months ended August 30, 2008. We also recorded $1,230 of bad debt and notes receivable valuation charges for the quarter ended August 29, 2009, significantly lower than any of the prior four quarters. This significant decrease in charges is primarily due to the Company working diligently with the licensees to control increases in accounts and notes receivable exposure. Past due balances on our notes receivable are less than 2% of the total balance as the majority of these notes are in an interest-only payment period.

29 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

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

	August 29, 2009	November 29, 2008
Gross accounts receivable	$46,144	$48,780
Allowance for doubtful accounts	(10,358)	(7,987)

Net accounts receivable	$35,786	$40,793

Gross notes receivable	$21,491	$21,801
Allowance for doubtful accounts and discounts on notes receivable	(10,550)	(6,596)

Net notes receivable	$10,941	$15,205

Our accounts and notes receivable reserve and notes discount activity for the nine months ended August 29, 2009 is as follows:

	Accounts Receivable	Notes Receivable	Total
Balance at November 29, 2008	$7,987	$6,596	$14,583
Bad debt and note valuation charges	7,254	5,717	12,971
Write-offs	(4,883)	(1,674)	(6,557)
Discount amortization	—	(89)	(89)

Balance at August 29, 2009	$10,358	$10,550	$20,908

Our licensee review committee (LRC) consists of our CEO, CFO, Senior VP of Retail, VP of Licensed Retail, and Corporate Director of Credit. The LRC meets frequently to review licensee performance, typically reviewing a wide-range of licensee related issues, including licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee and its sales. Should a licensee have substantial past due amounts due to us, but is otherwise considered viable and likely to continue as a going concern, the committee has, in the past, decided to move all or a portion of the licensee’s past due accounts receivable to a note receivable. We believed that the note receivable allowed the licensee to focus on keeping current and future amounts current, while continuing to meet its financial obligations to us. Due to continued liquidity issues with our licensees, we no longer believe this to be a prudent strategy and do not plan to convert additional past due receivables into long-term interest bearing notes in the foreseeable future.

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

30 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

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

Our accounts and notes receivable are secured by the filing of security statements in accordance with the Uniform Commercial Code and/or real estate owned by the note holder and in some cases, personal guarantees by our licensees. Historically, we have not foreclosed on the property to satisfy the respective receivable. Our practice has generally been to work with the store owner to run a going out of business sale and use any proceeds to fund the remaining receivable. Our success with these events has varied. However, typically the amounts recovered have not been materially different from the carrying amount of the receivable. Consequently, we generally have not been required to record significant bad debt expenses upon the conclusion of the event.

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

Our inventories consist of the following:

	August 29, 2009	November 29, 2008
Wholesale finished goods	$23,800	$29,092
Work in process	221	251
Raw materials and supplies	7,251	7,853
Retail merchandise	15,402	14,995

Total inventories on first-in, first-out method	46,674	52,191
LIFO adjustment	(6,674)	(7,393)
Reserve for excess and obsolete inventory	(2,360)	(2,505)

	$37,640	$42,293

We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand, market conditions and the respective valuations at

31 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

LIFO. The need for these reserves is primarily driven by the normal product life cycle. As products mature and sales volumes decline, we rationalize our product offerings to respond to consumer tastes and keep our product lines fresh. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required. In determining reserves, we calculate separate reserves on our wholesale and retail inventories. Our wholesale inventories tend to carry the majority of the reserves for excess quantities and obsolete inventory due to the nature of our distribution model. These wholesale reserves primarily represent design and/or style obsolescence. Typically, product is not shipped to our retail warehouses until a consumer has ordered and paid a deposit for the product. We do not typically hold retail inventory for stock purposes. Consequently, floor sample inventory and inventory for delivery to customers account for the majority of our inventory at retail. Retail reserves are based on accessory and clearance floor sample inventory in our stores and any inventory that is not associated with a specific customer order in our retail warehouses.

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Balance at November 29, 2008	Additions Charged to Expense	Deductions	Balance at August 29, 2009
Wholesale	$2,071	$1,848	$(1,994)	$1,925
Retail	434	341	(340)	435

	$2,505	$2,189	$(2,334)	$2,360

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

32 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

Item 3.	Quantitative and Qualitative Disclosure About Market Risk:

We are exposed to market risk for changes in market prices of our various types of investments. Our investments include marketable securities and an investment partnership (Alternative Asset Fund). Our marketable securities portfolio, which totaled $13,332, at August 29, 2009, is diversified among seven different money managers. As part of our current debt facility, we have pledged certain of our marketable securities as collateral. To the extent the value of the marketable securities falls below $16,000, our Borrowing Base, as defined, is decreased by 125% of the difference between $16,000 and the actual value of those securities.

The Bassett Industries Alternative Asset Fund L.P (“BIAAF”) was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. Private Advisors, L.L.C. is the general partner (the “General Partner”) of the BIAAF. We and the General Partner are the only two partners. The objective of the BIAAF is to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. The BIAAF includes investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. These contractual commitments, which include fixed income securities and derivatives, may involve future settlements, which give rise to both market and credit risk.

The investment partnership’s exposure to market risk is determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity. Risks to these funds arise from possible adverse changes in the market value of such interests and the potential inability of counterparties to perform under the terms of the contracts. However, the risk to the Company is limited to the amount of the BIAAF investment in each of the funds.

Investment balances by fund are presented below.

	August 29, 2009	November 29, 2008
Styx Partners, L.P.	$—	$13,461
HBK Fund, L.P.	3,783	6,022
DB Zwirn Special Opportunities Fund, L.P.	1,374	3,254
Cash and Other	25	316

	$5,182	$23,053

We have requested our general partner to attempt to liquidate all of our investments in the BIAAF. During the nine months ended August 29, 2009, we received $15,978 for liquidations associated with Styx Partners, L.P. and HBK Fund, L.P. Due to the level of redemption requests, we have been informed that the remainder of the investment in HBK Fund, L.P. should be redeemed over the next two years. We also have been informed that due to the magnitude of redemption requests on the DB Zwirn Special Opportunities Fund, L,P., it is likely that it will be three to four years before our investment is fully redeemed. The DB Zwirn Special Opportunities Fund has decreased in value during the nine months ended August 29, 2009. The General Partner has advised us that this decrease is due to the magnitude of the level of redemption requests, which are requiring the fund to totally liquidate all of its underlying holdings at less than favorable values. We do not believe that these extended redemption periods will be significantly detrimental to our overall liquidity. We expect to receive the total stated net asset value for the Zwirn investment, subject to any further change in the net asset value due to market variations.

33 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2009

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

34 of 38

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2009

(Dollars in thousands except share and per share data)

Our CEO and interim CFO have evaluated the Disclosure Controls as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, our CEO and interim CFO concluded that the Disclosure Controls were not effective as of August 29, 2009. Except for management’s efforts to implement the remediation steps outlined above, there have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

35 of 38

PART II—OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2009

(Dollars in thousands)

Item 1.	Legal Proceedings

In 2004, the US Environmental Protection Agency (EPA) advised the Company that it had been identified as a potentially responsible party (PRP) at the Ward Transformer Superfund site in Wake County, North Carolina. EPA alleges that the Company is a responsible party because, prior to 1990, it sent transformers to the site for repair that contained certain polychlorinated biphenyls (PCBs) which were allegedly mishandled by the owner/operator of the site. Pursuant to a settlement agreement that the Company and several other PRPs (the “Initial PRP Group”) entered into with EPA in 2005, the Initial PRP Group has paid for remediation work conducted at the Ward Transformer site. To date the Company has spent approximately $900 on the remediation of the site. The Company estimates that its share of the total liability for remediation of the site should be approximately $260. Through litigation and collection efforts by the Initial PRP Group, the Company intends to seek recovery from dozens of other PRPs for its costs in excess of $260.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 31, 2009—July 4, 2009	—	n/a	—	$0
July 5, 2009—August 1, 2009	—	n/a	—	$0
August 2, 2009—August 29, 2009	—	n/a	—	$0

(1)	The Company’s Board of Directors has authorized the repurchase of up to $60,000 in Company stock. This repurchase plan was announced on June 23, 1998. On March 17, 2008, the Board of Directors increased the repurchase plan by $20,000.

Item 3.	Defaults Upon Senior Securities

The Company was in default of its Tangible Net Worth covenant in its revolving credit facility as of August 29, 2009. On October 6, 2009, the Company received an amendment from its lender to waive the covenant violation and amend the facility. The amendment provides for a variable interest rate of LIBOR plus 2.75% with a 4.25% minimum rate and resets the Tangible Net Worth requirement at a minimum of $95,000 for the remainder of fiscal 2009 and $90,000 for fiscal 2010. It also decreases the Company’s total facility from $45,000 to $30,000.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits

a.	Exhibits:

Exhibit 3a—Articles of Incorporation as amended are incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended February 28, 1994.

Exhibit 3b—By-laws as amended are incorporated herein by reference to Exhibit 3 to Form 8-K filed on December 21, 2004.

36 of 38

Exhibit 4—Second Amendment and Waiver to Third Amended and Restated Credit Agreement and Omnibus Amendment to Guaranty and Note Purchase Agreements

Exhibit 31a—Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b—Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a—Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b—Chief Financial Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

37 of 38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ ROBERT H. SPILMAN, JR.
Robert H. Spilman, Jr.,
President and Chief Executive Officer
October 8, 2009

/s/ J. MICHAEL DANIEL
J. Michael Daniel,
Corporate Controller and Interim Chief Financial Officer
October 8, 2009

38 of 38