Form 10-K
period 2009-11-28
BASSETT FURNITURE INDUSTRIES INC
filed 2010-02-12
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 28, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one) Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 30, 2009 was $24,226,705.

The number of shares of the Registrant’s common stock outstanding on January 29, 2010 was 11,454,716.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2010 Annual Meeting of Stockholders to be held April 20, 2010, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

As used herein, unless the context otherwise requires, “Bassett,” the “Company,” “we,” “us” and “our” refer to Bassett Furniture Industries, Incorporated and its subsidiaries. References to fiscal 2009, fiscal 2008, fiscal 2007, fiscal 2006 and fiscal 2005 mean the fiscal years ended November 28, 2009, November 29, 2008, November 24, 2007, November 25, 2006 and November 26, 2005, respectively. Please note that fiscal 2008 contained 53 weeks.

SAFE-HARBOR, FORWARD-LOOKING STATEMENTS

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors, which should be read in conjunction with Item 1A “Risk Factors”, that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•	competitive conditions in the home furnishings industry

•	general economic conditions

•	overall retail traffic levels and consumer demand for home furnishings

•	ability of our customers and consumers to obtain credit

•	Bassett store openings

•	store closings and the profitability of the stores (independent licensees and Company-owned retail stores)

•	ability to implement our Company-owned retail strategies and realize the benefits from such strategies as they are implemented

•	fluctuations in the cost and availability of raw materials, labor and sourced products (including fabrics from troubled suppliers)

•	results of marketing and advertising campaigns

•	information and technology advances

•	ability to execute new global sourcing strategies

•	performance of our marketable securities portfolio

•	delays or difficulties in converting some of our non-operating assets to cash

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•	effects of profit improvement initiatives in our wholesale operations

•	continued profitability of our unconsolidated affiliated companies, particularly the International Home Furnishings Center

PART I

ITEM 1.	BUSINESS

(dollar amounts in thousands except per share data)

General

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our” or the “Company”), based in Bassett, Va., is a leading vertically integrated manufacturer, importer and retailer of high quality, mid-priced home furnishings. With more than 100 Bassett Home Furnishings and Bassett Furniture Direct stores, we have leveraged our strong brand name in furniture into a network of licensed and corporate stores that focus on providing consumers with a friendly environment for buying furniture and accessories. We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service. The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits, and perfectly coordinated decorating accessories. We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of their options, the precision of their craftsmanship, and the speed of their delivery. The selling philosophy in the stores is based on building strong long term relationships with each customer. Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and ultimately solve their decorating problems.

In order to reach markets that can not be effectively served by our retail store network, we also distribute our products through other multi-line furniture stores, many of which feature Bassett galleries or design centers. Bassettbaby® cribs and casegoods are sold through specialty stores and mass merchants. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

Operating Segments

We have strategically aligned our business into three reportable segments: Wholesale, Retail and Investments/Real Estate.

The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BHF and BFD stores (independently-owned stores and Company-owned retail stores) and independent furniture retailers. The wholesale segment accounted for 63%, 71% and 73% of net sales during 2009, 2008, and 2007, respectively.

At the end of fiscal 2009, our retail segment consisted of 36 Company-owned stores in Arizona, Arkansas, Florida, Georgia, Maryland, Massachusetts, New Mexico, New York, North Carolina, South Carolina, Tennessee, Texas, and Virginia. Our retail segment accounted for 37%, 29% and 27% of total net sales in 2009, 2008 and 2007, respectively. Subsequent to year end, we acquired the operations of seven additional stores in Maryland, Missouri, Illinois, New York, Alabama, and Mississippi.

Our investments/real estate business segment consists of our investments in the Bassett Industries Alternative Asset Fund L.P. (“Alternative Asset Fund”) and marketable securities, the equity investments in International Home Furnishings Center (“IHFC”) in High Point, N.C. and Zenith Freight Lines, LLC (“Zenith”), and retail real estate related to licensee stores.

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

Wholesale shipments by category for the last three fiscal years are summarized below:

	2009		2008		2007
Wood	$89,428	49.8%	$128,678	53.2%	$137,045	55.3%
Upholstery	87,652	48.8%	109,944	45.4%	108,312	43.7%
Other	2,454	1.4%	3,472	1.4%	2,319	1.0%

Total	$179,534	100.0%	$242,094	100.0%	$247,676	100.0%

Approximately 51% of our 2009 wholesale sales were of imported product compared to 55% in 2008. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers.

Our backlog of wholesale orders believed to be firm was $10,301 at November 28, 2009 and $13,967 at November 29, 2008. We expect that the November 28, 2009 backlog will be filled within the 2010 fiscal year, with the majority of our backlog being filled during the first quarter of 2010.

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

Retail Segment Overview—Company Owned Retail Stores

The retail furniture industry remains very competitive and includes local furniture stores, regional furniture retailers, national department and chain stores and single-vendor branded retailers. There are a large number of fairly new entrants into the industry that have approached the industry from more of a consumer lifestyle and home accessory viewpoint. As a whole, our store network with 68 licensee-owned and 36 Company-owned stores, which is smaller than many of our competitors, now ranks in the top 25 in retail furniture sales. Subsequent to year end, we acquired the operations of seven additional stores in Maryland, Missouri, Illinois, New York, Alabama, and Mississippi, bringing our total Company-owned store count to 43 and licensee-owned count to 61. We expect to increase the number of our Company-owned stores during 2010, primarily from acquisitions from certain licensees.

Retail net sales for our company-owned retail stores for the last three fiscal years are summarized below:

	2009	2008	2007
Retail Net sales	$105,378	$97,176	$89,837

We believe that having a substantial Company-owned retail store group will provide us with better first-hand retail experience that will allow us to make our entire store program more successful.

Maintaining and enhancing our brand is critical to our ability to expand our base of customers and drive increased traffic at both Company-owned and licensee-owned stores. Our advertising and marketing campaign utilizes television, direct mail and catalogs in an effort to maintain and enhance our existing brand equity.

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

Utilizing the basic tenants of our new prototype as a guideline, we are in the midst of a visual standardization program that will ultimately permeate our entire network of both Company-owned and licensee-owned stores. Implementation will occur in stages over the next few years depending on the availability of capital and will logically display not only our styling point of view but also our points of differentiation in the marketplace.

To further solidify ourselves as a complete home furnishings retailer, we have expanded accessory product lines including lighting and lighting customization choices, rug and mirror choices as well as fully coordinating accent pillows that coordinate with each lifestyle presentation throughout the store.

While retail traffic at the stores remained under pressure in 2009, traffic to our website, www.bassettfurniture.com, grew significantly. We have worked diligently to strengthen the website’s capabilities and ease of use and will continue to make improvements in 2010. While sales through our website are currently not material, they have increased significantly in 2009. We are leveraging our Company-owned and licensed store network to handle delivery and customer service for orders placed online.

Investments/Real Estate Overview

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies. Our balance sheet includes significant investments (Alternative Asset Fund and marketable securities), equity investments in IHFC and Zenith, and retail real estate related to licensee BFD stores. Our investment balances at each of the last three fiscal year-ends are as follows:

	November 28, 2009	November 29, 2008	November 24, 2007
Alternative Asset Fund	$1,045	$23,053	$51,779
Other marketable securities	13,886	12,007	25,145
Corporate-store real estate	34,635	37,484	29,522
Licensee-store real estate	28,793	29,588	31,207
IHFC	(10,954)	(11,910)	(12,244)

The Alternative Asset Fund was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. The objective of the Alternative Asset Fund was to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing our capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employ a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies. Our marketable securities portfolio consists of a combination of equity and fixed income securities with maturities that range from one to twenty years.

In 2008, we requested that our general partner begin to liquidate all of our investments in the Fund. During fiscal 2009 and 2008, we received $19,258, and $23,250, respectively, for liquidations associated with various investments in the Fund. As of November 28, 2009, the Fund held only a $749 investment in the DB Zwirn Special Opportunities Fund, L.P., along with some remaining cash to be distributed in early 2010. Due to the level of the remaining assets in the Fund, the Company and Private Advisors, L.L.C. dissolved the partnership effective December 31, 2009 and the Fund’s remaining investment interest was transferred to the Company.

The IHFC owns and leases showroom space in High Point, North Carolina. Our ownership interest is 46.9% and is accounted for using the equity method. Our investment reflects a credit balance due to our cumulative receipt of dividends exceeding our investment in IHFC and cumulative portion of IHFC’s earnings attributable to our ownership interest. This resulted from IHFC’s refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners.

As part of our retail strategy, we invest in retail store property that is either used by our Company-owned stores or leased to our licensees. Real estate for our corporate stores is included in the property, plant and equipment balances in our consolidated balance sheet. Licensee-store real estate is presented as an other long-term asset in our consolidated balance sheet. These real estate holdings are typically in urban, high-traffic retail locations.

Trademarks and Patents

Our trademarks, including “Bassett” and the names of our marketing divisions, products and collections, are significant to the conduct of our business. This is important due to consumer recognition of the names and identification with our broad range of products. Certain of our trademarks are licensed to independent retailers for use in full store and store gallery presentations of our products. We also own patents and copyrights that are important in the conduct of our business.

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

Government Regulations

We believe that we have materially complied with all federal, state and local standards in the areas of safety, health and pollution and environmental controls. We are involved in environmental matters at certain of our plant facilities, which arise in the normal course of business. Although the final outcome of these environmental matters cannot be determined, based on the present facts, we do not believe that the final resolution of these matters will have a material adverse effect on our financial position or future results of operations.

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

People

We employed 1,189 people as of November 28, 2009. 505 people were employed in our retail segment and 684 people were employed in our wholesale segment. None of our employees is subject to collective bargaining arrangements and we have not experienced any recent work stoppages. We consider our relationship with our employees to be good.

Foreign and Domestic Operations and Export Sales

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $3,380, $5,200, and $4,175 in 2009, 2008, and 2007, respectively. At November 28, 2009, we had $3,170 of our finished goods inventory physically warehoused in China.

Available Information

Through our website www.bassettfurniture.com, we make available free of charge as soon as reasonably practicable after electronically filing or furnishing with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto.

ITEM 1A.    RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. The risk factors below represent what we believe are the known material risk factors with respect to us and our business. Any of the following risks could materially adversely affect our business, operations, industry, financial position or future financial results.

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

Many industry analysts believe the current home furnishings environment is as difficult as the industry has ever experienced. Historically, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. This historical uncertainty, combined with general economic uncertainty due to lagging consumer confidence and rising unemployment, may continue to cause inconsistent and unpredictable consumer spending habits. Should consumer demand for home furnishings further deteriorate, it could adversely affect our business including through its impact on the performance of our licensees and the ability of a number of them to meet their obligations to us.

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

We have a significant amount of accounts and notes receivable from our network of licensee-owned stores. We also own some of the real estate that is leased to the licensees and guarantee some of the debt and/or leases of some of the licensees. If these stores do not generate the necessary level of sales and profits, they may not be able to fulfill their obligations to us resulting in additional bad debt expenses and real estate related losses.

We receive a substantial amount of our earnings and cash flow from our investment in the International Home Furnishings Center (“IHFC”).

We own 46.9% of IHFC which owns and leases permanent exhibition space in High Point, North Carolina to furniture and accessory manufacturers throughout the United States and in many foreign countries, who showcase their products at the International Home Furnishings Market held each April and October. In fiscal 2009, we recognized $4,705 in earnings and received $3,748 in dividends from our investment in IHFC. There can be no assurance that we will continue to recognize this level of earnings in the future as leases are typically for five years and the lessees may not renew their respective leases. In addition, changes in the overall home furnishings industry as well as the competing home furnishings market in Las Vegas could potentially impact the number of manufacturers showcasing their products at the High Point market, thereby reducing the demand for the exhibition space in High Point. It is also likely that the level of dividends we expect to receive for 2010 will be significantly curtailed or eliminated as IHFC plans to conserve cash in anticipation of completing a debt refinancing by October 31, 2010.

Unsuccessful implementation of our new store design, or failure to realize the intended benefits of the new design, may be detrimental to future operating results and financial condition.

In 2007, we unveiled a new store prototype that we believe is critical to our retail success. The design of this store concept is based on extensive research we conducted and assessed over the past several years, including a comprehensive market segmentation study completed in 2006. We believe this design, organized around four targeted lifestyles that portray a more stylish residential feel, better communicates our interior design and custom furniture capabilities to the consumer. Utilizing the basic tenants of our new prototype as a guideline, we are in the midst of a visual standardization program that will ultimately permeate our entire fleet of stores. Implementation will occur in stages over the next few years, depending on the availability of capital, and will logically display not only our styling point of view but also our points of differentiation in the marketplace. Failure to successfully implement the new store design and/or the visual standardization program, or to realize the intended benefits thereof, could prove costly and could adversely impact our operating results and financial condition.

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

We use various types of wood, foam, fibers, fabrics, leathers, and other raw materials in manufacturing our furniture. Certain of our raw materials, including fabrics, are purchased both abroad and domestically. Fluctuations in the price, availability and quality of raw materials could result in increased costs or a delay in manufacturing our products, which in turn could result in a delay in delivering products to our customers. For example, lumber prices fluctuate over time based on factors such as weather and demand, which in turn impact availability. Production delays or upward trends in raw material prices could result in lower sales or margins, thereby adversely impacting our earnings.

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

General

We own our corporate office building located in Bassett, Va. We also lease showroom space in the International Home Furnishings Center, an unconsolidated affiliated entity.

We own the following facilities, by segment:

Wholesale Segment:

Facility	Location
Bassett Wood Division	Martinsville, Va.
Bassett Upholstery Division	Newton, N.C.
Warehouse	Bassett, Va.

In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities are in regular use and provide more than adequate capacity for our manufacturing needs.

The following properties have ceased manufacturing operations and are currently held as idle or temporary warehouse facilities in connection with restructuring efforts:

Facility	Location
J. D. Bassett Manufacturing	Bassett, Va.
Bassett Superior Lines	Bassett, Va.
Bassett Chair	Bassett, Va.
Bassett Table	Bassett, Va.
Outlet Store—Closed in 2009	Bassett, Va.
Bassett Fiberboard—Closed in 2009	Bassett, Va.
Warehouse—Closed in 2009	Mt. Airy, N.C.

Retail Segment:

Our interest in retail real estate as of November 28, 2009 is as follows:

	Company-Owned Stores	Licensee-Owned Stores	Closed Stores	Total Network
Owned properties	8	6	3	17
Leased properties	28	10	8	46
Lease guarantees	—	17	1	18
No real estate involvement	—	35	—	35

Total	36	68	12	116

As of November 28, 2009, we had 104 stores in our retail network; 36 Company-owned stores that comprise our retail segment and 68 owned and operated by independent third party operating licensees. Of the 36 retail store locations owned and operated by us, 8 of the properties are owned and 28 are leased. Of the 8 properties that we own, two are subject to land leases.

We also own an additional 6 retail properties that are leased to our licensee dealers. Of these 6 properties, one is subject to a land lease. In addition, we lease another 10 properties from third party landlords which we then sublease to our licensee dealers. To further support our licensee dealers, we have also provided lease guarantees on 17 licensee operated stores.

We also own three store properties and lease another 8 properties that are currently closed. In addition, we currently are subject to a lease guarantee on another closed licensee property. We are actively marketing to sell or lease our owned properties and currently have a tenant for two of the properties. We are also actively marketing the leased properties for tenants and currently have a long-term sublease in place for one property. From time-to-time, we may sublease these properties on a short-term basis to defray some of the cash costs. In addition, we may negotiate cash settlements to terminate our obligations under the leases.

See Note 18 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

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

John E. Bassett III, 51, has been with the Company since 1981 and served as Vice President of Wood Manufacturing from 1997 to 2001 and as Vice President Global Sourcing since 2001.

Jason W. Camp, 41, joined the Company in 2006 as Senior Vice President of Retail. Prior to joining Bassett, Mr. Camp was with Restoration Hardware, Inc. for nine years advancing to the position of Senior Vice President and General Manager of the Retail Division.

Jay R. Hervey, Esq., 50, has served as the General Counsel, Vice President and Secretary for the Company since 1997.

Matthew S. Johnson, 48, has been with the Company since 1984. Since 2000, he has been serving as Vice President of Merchandising and Design.

Mark S. Jordan, 56, joined the Company in 1999 as Plant Manager. In 2001, he was promoted to Vice President of Upholstery Manufacturing and in 2002 he was promoted to Vice President and General Manager-Upholstery.

J. Michael Daniel, 48, joined the Company in 2007 as Corporate Controller. From March 2009 through December 2009, he served as Corporate Controller and Interim Chief Financial Officer. In January 2010, he was appointed Vice President and Chief Accounting Officer.

Robert H. Spilman, Jr., 53, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information:

Bassett’s common stock trades on the NASDAQ global select market system under the symbol “BSET.” We had approximately 1,000 registered stockholders at November 28, 2009. The range of per share amounts for the high and low market prices and dividends declared for the last two fiscal years are listed below:

	Market Prices of Common Stock
	2009		2008		Dividends Declared
Quarter	High	Low	High	Low	2009	2008
First	$4.35	$0.96	$13.19	$8.55	$—	$0.20
Second	2.75	0.62	13.41	10.00	—	0.225
Third	4.97	1.76	12.21	9.73	—	0.975
Fourth	5.10	3.37	11.00	3.10	—	0.10

Issuer Purchases of Equity Securities

(dollar amounts in thousands, except share and per share data)

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 30—October 3, 2009	—	—	—	$0
October 4—October 31, 2009	—	—	—	$0
November 1—November 28, 2009	—	—	—	$0

(1)	The Company’s Board of Directors has authorized the repurchase of up to $60,000 in Company stock. This repurchase plan was initially announced on June 23, 1998. On March 17, 2008, the Board of Directors increased the repurchase plan by $20,000.

ITEM 6.	SELECTED FINANCIAL DATA

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

	2009		2008		2007		2006	2005
	(dollar amounts in thousands except for per share data)
Net sales	$232,722		$288,298		$295,384		$328,214	$335,207
Cost of sales	$129,882		$173,399		$195,001		$225,319	$236,843
Operating profit (loss)	$(19,948	)(1)	$(16,454	)(1)	$(19,916	)(1)	$(466)	$5,134
Other income (loss), net	$(4,505)		$(6,956)		$5,947		$6,921	$8,061
Income (loss) before income taxes	$(24,453)		$(23,410)		$(13,969)		$6,455	$13,195
Income tax expense (benefit)	$(1,754)		$16,945		$(4,059)		$1,026	$3,381
Net income (loss)	$(22,699)		$(40,355)		$(9,910)		$5,429	$9,814
Diluted earnings (loss) per share	$(1.99)		$(3.46)		$(0.84)		$0.46	$0.82
Cash dividends declared	$—		$17,464		$9,454		$9,449	$9,433
Cash dividends per share	$—		$1.50		$0.80		$0.80	$0.80
Total assets	$216,229		$245,042		$310,703		$310,223	$313,158
Long-term debt	$31,953		$40,346		$28,850		$23,522	$19,054
Current ratio	2.42 to 1		2.34 to 1		1.96 to 1		2.47 to 1	2.19 to 1
Book value per share	$9.63		$11.40		$16.50		$18.24	$18.61
Weighted average number of shares	11,395,789		11,663,857		11,810,055		11,808,053	11,785,613

(1)	See note 16 to the Consolidated Financial Statements related to restructuring and asset impairment charges recorded in 2009, 2008, and 2007. See also note 9 to the Consolidated Financial Statements, with respect to funds received from the Continued Dumping and Subsidy Offset Act in 2009, 2008 and 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our” or the “Company”), based in Bassett, Va., is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of licensee- and Company-owned branded stores under the Bassett Home Furnishings (“BHF” or “store”) or Bassett Furniture Direct (“BFD” or “store”) name, with additional distribution through other multi-line furniture stores, many of which feature Bassett galleries or design centers. Bassettbaby® cribs and casegoods are sold through specialty stores and mass merchants. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 107-year history has instilled the principles of quality, value, and integrity in everything that we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and to meet the demands of a global economy.

Our store program was created in 1997 as a single source home furnishings retail store that provides a unique combination of stylish, well-made furniture and accessories with a high level of customer service. This service includes complimentary room planning, in-home design visits, fast delivery, and custom-order furniture. This strategy both builds on our strengths (brand name, balance sheet and product offerings) and better positions us to capitalize on the changing furniture retail environment. This store network included 68 licensee-owned stores and 36 Company-owned and operated stores at the end of 2009. The following table summarizes the changes in store count during fiscal 2009:

	November 29, 2008	Closures	Transfers	November 28, 2009
Licensee-owned stores	84	(7)	(9)	68
Company-owned stores	31	(4)	9	36

Total	115	(11)	—	104

Our wholesale operations include an upholstery plant in Newton, North Carolina that produces a wide range of upholstered furniture. We believe that we are an industry leader with our quick-ship custom upholstery offerings. We also operate a custom dining manufacturing facility in Martinsville, Va. Most of our wood furniture and certain of our upholstery offerings are sourced through several foreign plants, primarily in China and Vietnam. We define imported product as fully finished product that is sourced internationally. For fiscal 2009, approximately 51% of our wholesale sales were of imported product compared to 55% for fiscal 2008.

Overall conditions for our industry and our Company have been difficult over the past several years and have persisted throughout 2009. New housing starts are down significantly and consumers continue to be faced with general economic uncertainty fueled by difficult consumer credit markets and lagging consumer confidence. All of these factors have significantly impacted “big ticket” consumer purchases such as furniture. Consequently, this has put pressure on certain of our dealers’ ability to generate adequate profits to fully pay us for the furniture we have sold to them. As a result, we incurred significantly increased bad debt and notes receivable valuation charges during the second half of 2008 as well as during 2009. Although management will continue to work closely with our licensees to ensure the success of both the licensee and Bassett, further store closures are likely during 2010 and could result in lease exit charges or increases in our lease guarantee reserve. We also are likely to increase the number of Company-owned stores during 2010, through acquisitions of certain licensee-owned stores and, potentially, through targeted new store openings.

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

As we continually monitor our business relationships with our licensees, we may determine from time to time that it is in our best interest to acquire a licensee’s operations in order to mitigate certain risks associated with the poor performance or potential failure of a licensee. Such risks include loss of receivables or underlying collateral, potential impairment of the value of our investments in real estate used by a licensee or exposure to contingent liabilities under lease guarantees, and potential harm to our market share and brand integrity with a licensee’s market. In addition, we are sometimes approached by our licensees to acquire all or certain stores operated by the licensee. We evaluate such opportunities considering, among other things, the viability of the market and our participation in the store real estate.

Subsequent to November 28, 2009, we acquired the operations of seven retail stores from licensees. Funding for the acquisitions was primarily through the exchange of existing accounts receivable for net assets acquired. Although the final purchase price allocations are incomplete, we do not anticipate recognizing any goodwill as a result of these transactions. With respect to two of the acquired stores which were previously operated by a single licensee, our decision to acquire ownership of the stores in early February 2010 came as the result of circumstances which developed during December 2009 and January 2010 which raised substantial doubt as to the licensee’s ability to pay amounts owed to us. Accordingly, we anticipate recording additional bad debt charges of approximately $1,000 to $1,500 during the first quarter of fiscal 2010 associated with this licensee.

Analysis of Operations

Our fiscal year ends on the Saturday closest to November 30, which periodically results in a 53-week year. Fiscal 2008 contained 53 weeks. Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating income (loss) were as follows for the years ended November 28, 2009, November 29, 2008 and November 24, 2007:

	2009		2008		2007
Net sales	$232,722	100.0%	$288,298	100.0%	$295,384	100.0%

Gross profit	102,840	44.2%	114,899	39.9%	100,383	34.0%
SG&A (1)	103,789	44.6%	116,576	40.4%	108,587	36.8%
Bad debt and notes receivable valuation charges	15,205	6.5%	11,769	4.1%	3,852	1.3%
Unusual charges, net	3,794	1.6%	3,008	1.0%	7,860	2.7%

Loss from operations	$(19,948)	-8.6%	$(16,454)	-5.7%	$(19,916)	-6.7%

(1)—For comparability purposes, we have presented our selling, general and administrative expenses above without consideration of the effects of the bad debt and notes receivable valuation charges.

Sales for fiscal 2009 were $232,722 as compared to $288,298 for 2008 and $295,384 for 2007, representing decreases of 19.3% and 2.4%, respectively. These shortfalls are primarily due to continued soft furniture retail conditions, which have impacted both retail sales and wholesale shipments in both 2009 and 2008. Our consolidated net sales by segment were as follows:

	2009	2008	2007
Wholesale	$179,534	$242,094	$247,676
Retail	105,378	97,176	89,837
Inter-company elimination	(52,190)	(50,972)	(42,129)

Consolidated net sales	$232,722	$288,298	$295,384

Gross margins for 2009, 2008, and 2007 were 44.2%, 39.9%, and 34.0%, respectively. The margin increases result primarily from a greater mix of sales being through the retail segment as well as improved margins in both the wholesale and retail segments. Selling, general and administrative expenses, excluding bad debt and notes receivable valuation charges, decreased $12,787 in 2009 as compared to 2008 due to the reduction of administrative overhead and a general trend toward lower spending. Bad debt and notes receivable valuation charges increased due to store closings (both completed and planned) and the prolonged weak retail environment that is affecting our licensed retail network.

The operating loss reported by the Company in 2009, exclusive of the impairment charges, is primarily due to losses incurred by the Company’s retail segment and to the reserves recorded for bad debts related to sales to certain licensee stores within its wholesale segment. These losses reflect both the deteriorating home furnishings retail environment and the shortfall between the amount of sales required to breakeven on an average per store basis and the amount of sales that were actually written and delivered. The Company continues to take actions to improve per store sales performance including adding new more value-oriented product offerings, strengthening its design and sales talent, and incorporating elements of the new store prototype into more of its stores. In addition, we are closing underperforming stores that we do not believe will be able to meet their required breakeven sales levels. Further, we have reduced the cost and expense structure of our wholesale segment to reflect this lower level of sales and the reduced number of stores in the total network. We have begun to see the benefits of these efforts during the latter part of 2009, generating income from operations of $243 during the quarter ended November 28, 2009, as compared to a loss from operations of $(9,804) for the quarter ended November 29, 2008.

Certain items affecting comparability between periods are noted below in “Investment and Real Estate Segment and Other Items Affecting Net Income (Loss)”.

Our operating results were negatively or (positively) impacted by certain restructuring and non-recurring items as detailed below:

	2009	2008	2007
Income from Continued Dumping & Subsidy Offset Act	$(1,627)	$(2,122)	$(2,135)
Restructuring, impaired asset charges and unusual gains, net
Impairment of goodwill	532	3,548	—
Impairment of leasehold improvements	1,068	624	975
Impairment of other intangibles	—	240	—
Asset impairment charge associated with plant closures	485	—	3,609
Supply contract termination costs associated with fiberboard plant closure	408	—	—
Severance	494	—	960
Gain on sale of the company airplane	—	(1,342)	—
Lease exit costs	2,434	642	2,297
Proxy defense costs	—	1,418	—
LRG settlement and debt restructuring	—	—	2,154

	$3,794	$3,008	$7,860

Fiscal 2009

In 2009, we recorded non-cash asset impairment charges of $1,068 for the write-off of the remaining leasehold improvements for our Arlington, Texas and Alpharetta, Georgia retail stores as well as the closure of our retail office in Greensboro, North Carolina. Also included in that amount was a non-cash charge to write-down the carrying value of our long-lived assets associated with an underperforming retail location.

We recorded non-cash charges of $2,434 for lease exit costs related to the closure of the leased facilities noted above (see also Note 16 to the consolidated financial statements for further discussion).

We recorded a non-cash charge of $532 for the write-off of goodwill associated with store acquisitions in 2008 (see also Note 10 to the consolidated financial statements for further discussion).

We recorded a $485 non-cash charge to write-down the value of the property and equipment as a result of the fiberboard plant closure in the fourth quarter of 2009. In addition, we recorded a $408 charge associated with the termination of a power supply contract for the fiberboard plant. This amount will be paid out over fiscal 2010 in monthly installments.

Lastly, we recorded severance charges of $320 associated with a reduction in workforce announced in March 2009 and $174 associated with the fiberboard plant closure.

Fiscal 2008

During the fourth quarter of fiscal 2008, we recorded a $3,548 charge for the impairment of goodwill related to our wholesale reporting unit (see also Note 16 to the consolidated financial statements for further discussion). We also recorded an additional impairment charge of $240 related to other intangibles. During fiscal 2008, we also recorded a $624 charge to write-off the leasehold improvements and a $642 charge for lease exit costs related to the closure of a corporate retail store. As part of our cost-cutting efforts, we sold our former airplane for $2,092 and recorded a gain of $1,342. Finally, we incurred legal and other expenses of $1,418 related to the proxy contest with Costa Brava Partnership III L.P. during the second quarter of fiscal 2008.

Fiscal 2007

During the first quarter of fiscal 2007, we made the decision to cease operations at our wood manufacturing facility in Bassett, Virginia. The closure of the 323,000 square foot facility was completed in June 2007 and affected approximately 280 employees. The Company has sourced the majority of the products previously produced at this facility from overseas suppliers, continued to produce certain custom bedroom products domestically and discontinued providing certain slower selling items. As a result of this decision, we recorded a $3,609 charge to write down the value of the plant and equipment and a $960 charge for severance benefits. We have disbursed all of the severance benefits.

During fiscal 2007, we also reduced our leased showroom space in the International Home Furnishings Center (“IHFC”) by approximately 60% and recorded a $975 charge to write-off the net book value of the corresponding capitalized tenant improvements.

As part of our expense reduction initiatives, we concluded during fiscal 2007 that four of our leased store locations would no longer be used by us as retail furniture locations. We have finalized sublease agreements for two of the stores thereby reducing our future cash outlays. Although no sublessee has been identified for the other store leases, we are actively marketing these locations. We recorded a $2,297 charge to recognize the future obligations associated with the leases, net of estimated sublease income.

During the fourth quarter of fiscal 2007, we recorded a pretax charge of $2,154 related to a settlement and debt restructuring with the minority interest partners of LRG Furniture, LLC. This $2,154 liability bears interest at 6.0% and is payable quarterly with principal amounts ranging from $50 to $75 depending on available cash flow, as defined, from LRG. As part of the settlement, we purchased the remaining 20% interest in LRG for an additional $100. In conjunction with the settlement and debt restructuring, we recorded a tax charge of $2,383 associated with the write-off of deferred taxes due to the termination of the LRG partnership.

Segment Information

We have strategically aligned our business into three reportable segments as described below:

Wholesale. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (licensee-owned stores and Company-owned retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both Company- and licensee-owned stores. We eliminate the sales between our wholesale and retail segments as well as the imbedded profit in the retail inventory for the consolidated presentation in our financial statements.

•

Retail—Company-owned Stores. Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities (including real estate) and capital expenditures directly related to these stores.

•

Investments and Real Estate. Our investments and real estate segment consists of our investments in the Bassett Industries Alternative Asset Fund L.P. (“Alternative Asset Fund”), marketable securities investments, equity investments in IHFC and Zenith, and retail real estate related to licensee stores.

The Alternative Asset Fund commenced on July 1, 1998, with Private Advisors, L.L.C. as the general partner (the “General Partner”). We and the General Partner were the only two partners. The objective of the Alternative Asset Fund was to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. The Alternative Asset Fund included investments in various other private limited partnerships, which contain contractual commitments with elements of market risk. In Fiscal 2008, we requested our general partner to attempt to liquidate all of our investments in the Alternative Asset Fund. During fiscal 2009 and 2008, we received $19,258, and $23,250, respectively, for liquidations associated with various investments in the Fund. As of November 28, 2009, the Fund held only a $749 investment in the DB Zwirn Special Opportunities Fund, L.P., along with some remaining cash to be distributed in early 2010. Due to the level of the remaining assets in the Fund, the Company and Private Advisors, L.L.C. dissolved the partnership effective December 31, 2009 and the Fund’s remaining investment interest in the DB Zwirn fund was transferred to the Company.

Wholesale Segment

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating income (loss) for our Wholesale Segment were as follows for the years ended November 28, 2009, November 29, 2008 and November 24, 2007:

	2009		2008		2007
Net sales	$179,534	100.0%	$242,094	100.0%	$247,676	100.0%

Gross profit	53,225	29.6%	70,940	29.3%	60,471	24.4%
SG&A (1)	47,120	26.2%	62,276	25.7%	57,583	23.2%
Bad debt and notes receivable valuation charges	15,205	8.5%	11,769	4.9%	3,852	1.6%

Income (loss) from operations	$(9,100)	-5.1%	$(3,105)	-1.3%	$(964)	-0.4%

(1)—For	comparability purposes, we have presented our selling, general and administrative expenses above without consideration of the effects of the bad debt and notes receivable valuation charges.

Wholesale shipments by category for the last three fiscal years are summarized below:

	2009		2008		2007
Wood	$89,428	49.8%	$128,678	53.2%	$137,045	55.3%
Upholstery	87,652	48.8%	109,944	45.4%	108,312	43.7%
Other	2,454	1.4%	3,472	1.4%	2,319	0.9%

Total	$179,534	100.0%	$242,094	100.0%	$247,676	100.0%

Fiscal 2009 as Compared to Fiscal 2008

Net sales for the wholesale segment were $179,534 for fiscal 2009 as compared to $242,094 for fiscal 2008, a decrease of 25.8%. Gross margins for the wholesale segment were 29.6% for fiscal 2009 as compared to 29.3% for fiscal 2008. This increase is primarily due to increased margins on our upholstered furniture due to its custom nature, largely offset by lower realized margins on our wood furniture and certain discount programs designed to sell more furniture. Upholstered furniture also comprised 48.8% of our total shipments in fiscal 2009 as compared to 45.4% in fiscal 2008. Wholesale SG&A, excluding bad debt and notes receivable valuation charges, decreased $15,156 for fiscal 2009 as compared to fiscal 2008 due primarily to a decrease in wholesale spending due to lower sales and continued cost cutting measures. We recorded $15,205 of bad debt and notes receivable valuation charges for fiscal 2009, as compared to $11,769 during fiscal 2008, as our licensees have struggled to pay for the furniture shipped to them in this prolonged and severe recessionary environment. In addition, fiscal 2009 included an additional $1,936 in bad debt and notes receivable valuation charges related to periods prior to 2009 as a result of the change in accounting policies and processes pursuant to our restatement of Form 10-Q for the quarter ended February 28, 2009. See Note 2 to the consolidated financial statements included under Item 8 of this Form 10-K.

Fiscal 2008 as Compared to Fiscal 2007

In fiscal 2008, net sales for the wholesale segment decreased 2.3% to $ 242,094. The fiscal 2008 and fiscal 2007 reported sales increased by $16,382 and $5,232, respectively, as a result of a change in business practice with respect to freight charges on wholesale deliveries. In July 2007, we began invoicing customers on a fully landed basis such that the dealer invoice price includes the freight charge for delivery. Excluding this change, net sales decreased 6.9% in fiscal 2008. Approximately 55% of wholesale shipments during fiscal 2008 were imported products compared to 49% for fiscal 2007. Gross margins for the wholesale segment were 29.3% for fiscal 2008 as compared to 24.4% in fiscal 2007. Excluding the effects of the business change described above, gross margins for fiscal 2008 and fiscal 2007 would have been 24.2% and 22.8%, respectively, a 1.4 percentage point increase over fiscal 2007. The increase in gross margins is primarily due to an improved product mix associated with increased imported products which carry a higher margin and the absence of the significant wind down costs incurred in fiscal 2007 related to the closing of the Bassett plant.

In fiscal 2008 selling, general and administrative expenses increased $4,693 or 8.1%. This increase is primarily due to the business change regarding freight charges described above. Excluding the effects of this change, selling, general and administrative expenses decreased $6,457 or 12.3%, primarily due to lower spending as we continued to adjust our cost structure to match the size of the operations. Bad debt expense increased significantly due to completed and planned store closings as certain of our licensee-owned stores continued to be impacted by the deteriorating retail environment, strained credit markets, and lower consumer confidence.

Retail Segment—Company Owned Stores

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating income (loss) for our Retail Segment were as follows for the years ended November 28, 2009, November 29, 2008 and November 24, 2007:

	2009		2008		2007
Net sales	$105,378	100.0%	$97,176	100.0%	$89,837	100.0%

Gross profit	49,550	47.0%	44,516	45.8%	40,230	44.8%
SG&A	57,681	54.7%	54,822	56.4%	51,556	57.4%

Loss from operations	$(8,131)	-7.7%	$(10,306)	-10.6%	$(11,326)	-12.6%

Fiscal 2009 as Compared to Fiscal 2008

Our Company-owned store network had sales of $105,378 in fiscal 2009 as compared to $97,176 in fiscal 2008, an increase of $8,202, or 8.4%. This increase was comprised of a $19,549 increase from stores acquired during 2009, offset by a $7,178 decrease from stores closed during 2009 and a $4,169, or 4.9%, decrease from a decline in comparable store sales (stores open all of both fiscal 2009 and 2008). Gross margins for fiscal 2009 increased 1.2 percentage points due to improved pricing and promotional strategies, partially offset by reduced margins from our inventory reduction sale during the third quarter of 2009. SG&A increased $2,859 primarily due to corporate store acquisitions, partially offset by continued cost containment efforts. As part of the store acquisitions during fiscal 2009, we did not acquire the existing delivery backlog at the time of acquisition for certain of the stores. Consequently, we incurred significant SG&A expenses (rent and administrative payroll) without a commensurate level of delivered sales. On a comparable store basis, our operating loss was reduced by 36.3% to $3,968, primarily due to lower SG&A spending resulting from lower sales and our cost-containment efforts. We believe that the combination of new product introductions, store prototype retrofits, better hiring and training of design consultants and continued improved marketing efforts will lead to the further improvement in retail operating results.

Fiscal 2008 as Compared to Fiscal 2007

In fiscal 2008 net sales for the retail segment increased 8.2% to $97,176. These sales increases have primarily resulted from additional Company-owned stores and a 2% increase in comparable store sales. The comparable store sales increases were primarily driven by progress in our Dallas market, the benefits of store consolidation in upstate New York, and increased sales in our Pineville, NC store which we believe were driven by its conversion to the new store prototype. Gross margins for Company-owned stores in fiscal 2008 increased to 45.8% from 44.8% in fiscal 2007 as a result of improved pricing and promotional strategies.

Selling, general and administrative expenses increased $3,266 or 6.3% in fiscal 2008 over fiscal 2007. The increase is a result of corporate store acquisitions. The operating loss from Company-owned stores improved by $1,020 or 9.0% in fiscal 2008. For the 24 comparable corporate stores, we reduced our operating losses by approximately 10% over fiscal 2007. Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

Investment and Real Estate Segment and Other Items Affecting Net Income (Loss)

Although our Investment and Real Estate segment does not have operating earnings, income from the segment is included in income from investments in our consolidated statements of operations. Our equity investment in IHFC is not included in the identifiable assets of this segment since it is included in the long-term liabilities section of our consolidated balance sheet. Other income and expense items for fiscal 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Loss from Alternative Asset Fund	$(2,730)	$(5,385)	$3,024
Income from marketable securities	764	1,447	2,897
Other than temporary impairment of investments	(1,255)	(3,296)	—
Income from unconsolidated affiliated companies, net	5,067	6,300	5,298
Interest expense	(3,699)	(4,021)	(3,671)
Loan and lease guarantee expense	(2,834)	(527)	(326)
Other	182	(1,474)	(1,275)

Other income (loss), net	$(4,505)	$(6,956)	$5,947

The Alternative Asset Fund recorded a loss of $2,729 for fiscal 2009 as compared to a loss of $5,385 and a gain of $3,024 in fiscal 2008 and fiscal 2007, respectively. The continued losses in 2009 primarily relate to the Fund’s investment in the DB Zwirn Special Opportunities Fund. The General Partner has advised us that this decrease is due to the magnitude of the level of redemption requests, which are requiring the fund to totally liquidate all of its underlying holdings at less than favorable values.

We review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to recording an unrealized holding loss. Due to the decline in the financial markets during fiscal 2008 and into the first quarter of fiscal 2009, many of our holdings sustained significant losses. Consequently, we recorded $1,255 and $3,296 in other than temporary losses in our consolidated statement of operations in fiscal 2009 and fiscal 2008, respectively.

Income from unconsolidated affiliated companies, net includes income from our investment in IHFC as well as income (loss) from our other equity method investments, Zenith Freight Lines, LLC (“Zenith”) and BDF Northeast, LLC (“BFDNE”). On February 28, 2007, we entered into an agreement with BFDNE whereby we contributed our 30% interest in BFDNE to BFDNE in exchange for certain assets (primarily inventory and leasehold improvements) of BFDNE’s two stores in Boston, Massachusetts. We recognized income (loss) from IHFC, Zenith and BFDNE as follows:

	2009	2008	2007
IHFC	$4,705	$6,424	$6,316
Zenith	362	(124)	(422)
BFDNE	—	—	(596)

	$5,067	$6,300	$5,298

Loan and lease guarantee expense consists of adjustments to our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. We recognized expense of $2,834 and $527 for fiscal 2009 and 2008, respectively, to reflect the changes in our estimates of the additional risk that we may have to assume the underlying obligations with respect to our guarantees.

Other for fiscal 2009 includes income of $2,284 associated with the receipt of death benefits from life insurance policies associated with our Supplemental Executive Retirement Income Plan, partially offset by costs and expenses related to our real estate investments that support our licensees.

Provision for Income taxes

We recorded an income tax provision (benefit) of $(1,754), $16,945 and $(4,059) in fiscal 2009, 2008 and 2007. The benefit recognized in fiscal 2009 resulted from our utilization of additional net operating loss carrybacks as provided by the Worker, Homeownership, and Business Assistance Act of 2009 which extended the general carryback period for 2008 NOLs from two years to up to five. Fiscal 2008 includes a charge of $23,383 to establish a valuation allowance against substantially all of our deferred tax assets as a result of the cumulative losses incurred in fiscal 2008 and 2007. Fiscal 2007 includes a tax charge of $2,383 associated with the write-off of deferred tax assets due to the termination of the LRG partnership. Our effective income tax rates are (7.1)%, 72.3% and (29.1%) for fiscal 2009, 2008 and 2007, respectively. Excluding the charge to record a valuation allowance against our deferred tax assets, our effective rate would have been (25.9%) in fiscal 2008. The effective rate for all three years was favorably impacted by exclusions for dividends received from our investment in IHFC and unfavorably impacted in fiscal 2009 and 2008 by the write-offs of goodwill.

See also Note 12, Income Taxes, to the consolidated financial statements for a full reconciliation of the effective income tax rate for fiscal 2009, 2008 and 2007.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather the current difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Due to the continued housing slump and deterioration in the major financial markets and the overall recessionary economic environment, consumer spending has decreased, resulting in significant financial losses for us and damaging the ability of certain of our licensees to generate sufficient cash flow in their businesses. During fiscal 2009, we have implemented measures to reduce operating expenses and improve working capital to enhance our cash flow.

The following table summarizes the Company’s quarterly cash flows from operations for fiscal 2009:

Operating Cash Flow
2009
4th quarter	$6,064
3rd quarter	944
2nd quarter	2,296
1st quarter	(5,056)

$4,248

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was $4,248, $(18,955), and $(8,462), for fiscal 2009, 2008 and 2007 respectively.

The increase in cash flow provided by operating activities for fiscal 2009 over fiscal 2008 is a result of our operating expense reduction efforts and improvement in working capital, including successful inventory reduction efforts partially offset by the continued difficult economic environment resulting in lower collections on accounts receivable.

We increased our overall cash position for fiscal 2009 by $19,444 primarily through $19,295 of investment redemptions (net of purchases of $6,939), $3,846 in dividends from our investment in IHFC, and $4,248 of positive operating cash flow, partially offset by dividend payments of $1,142 and net payments on the revolving credit facility of $4,000. In addition to the $23,221 of cash on-hand, we have investments of $14,931 consisting of $13,886 in marketable securities and $1,045 in the Alternative Asset Fund. It is also likely that our level of dividends received for 2010 will be less than in prior years as IHFC plans to conserve cash in anticipation of completing a debt refinancing by October 31, 2010. We do not believe that this will be materially detrimental to our overall liquidity. With the current level of cash on-hand coupled with the investment holdings and availability on the revolver, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Receivables and Inventory

Cash collections on our accounts and notes receivable have a significant impact on our overall liquidity. Our cash flow from operations during fiscal 2009 was adversely affected by a $6,744 increase in accounts receivable before reserves due to the continued difficult environment at retail resulting in lower cash collections.

These slow cash collections have resulted in increasing accounts and notes receivable, deteriorating accounts receivable aging with increases in our relative past due amounts, and a corresponding increase to our allowance for doubtful accounts. Our percentage of accounts receivable that are over 90 days past due has increased from approximately 15% at November 29, 2008 to approximately 26% at November 28, 2009 with the majority of that increase occurring in the first two quarters. As such, we recorded $15,205 of bad debt and notes receivable valuation charges for fiscal 2009 as compared to $11,769 during fiscal 2008. We also recorded $1,230 and $2,241 of bad debt and notes receivable valuation charges during the third and fourth quarters of fiscal 2009, respectively, which are significantly lower than any of the preceding four quarters. This significant decrease in charges is primarily due to the Company working diligently with the licensees to better manage accounts and notes receivable exposure.

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

	November 28, 2009	November 29, 2008
Gross accounts receivable	$45,362	$48,780
Allowance for doubtful accounts	(10,757)	(7,987)

Net accounts receivable	$34,605	$40,793

Gross notes receivable	$19,411	$21,801
Allowance for doubtful accounts and discounts on notes receivable	(8,950)	(6,596)

Net notes receivable	$10,461	$15,205

Our accounts and notes receivable reserve and notes discount activity for fiscal 2009 are as follows:

	Accounts Receivable	Notes Receivable	Total
Balance at November 29, 2008	$7,987	$6,596	$14,583
Bad debt and note valuation charges	8,908	6,297	15,205
Write-offs	(6,138)	(3,813)	(9,951)
Discount amortization	—	(130)	(130)

Balance at November 28, 2009	$10,757	$8,950	$19,707

Our licensee review committee (LRC) consists of our CEO, VP & Chief Accounting Officer, Senior VP of Retail, VP of Licensed Retail, and Corporate Director of Credit. The LRC meets frequently to review licensee performance, typically reviewing a wide-range of licensee related issues, including licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee and its sales. Should a licensee have substantial past due amounts due to us, but is otherwise considered viable and likely to continue as a going concern, the committee has, in the past, decided to move all or a portion of the licensee’s past due accounts receivable to a note receivable. We believed that the note receivable allowed the licensee to focus on keeping current and future amounts current, while continuing to meet its financial obligations to us. Due to continued liquidity issues with our licensees, we no longer believe this to be a prudent strategy and do not plan to convert additional past due receivables into long-term interest bearing notes in the foreseeable future.

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

Our inventories consist of the following:

	November 28, 2009	November 29, 2008
Wholesale finished goods	$19,519	$29,092
Work in process	199	251
Raw materials and supplies	6,299	7,853
Retail merchandise	15,386	14,995

Total inventories on first-in, first-out method	41,403	52,191
LIFO adjustment	(6,161)	(7,393)
Reserve for excess and obsolete inventory	(1,854)	(2,505)

	$33,388	$42,293

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

Activity in the reserves for excess quantities and obsolete inventory by segment is as follows:

	2009	2008
Wholesale Segment
Balance, beginning of the year	$2,071	$2,907
Additions charged to expense	2,272	2,223
Write-offs	(2,878)	(3,059)

Balance, end of the year	$1,465	$2,071

Retail Segment
Balance, beginning of the year	$434	$451
Additions charged to expense	491	475
Write-offs	(536)	(492)

Balance, end of the year	$389	$434

Our estimates and assumptions have been reasonably accurate in the past. We did not make any significant changes to our methodology for determining inventory reserves in 2009 and do not anticipate that our methodology is reasonably likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

In recent years and continuing through the first quarter of fiscal 2009, we have returned significant amounts of capital to our shareholders in the form of dividends and share repurchases, the funding for which has been primarily from the orderly liquidation of our Alternative Asset Fund investment and net liquidations of our marketable securities portfolio. However, due to unprecedented turmoil in the financial markets, further erosion of home furnishings sales, and general uncertainty regarding the depths to which current economic conditions could worsen, the Board of Directors decided to suspend regular quarterly dividends commencing with the second quarter of 2009. Cash dividends paid for the first quarter of 2009 were $1,142, and $75 was paid for the repurchase of shares during 2009. During 2009 we received $19,258 for the liquidation of our investments in Styx Partners, L.P. and HBK Fund. L.P. Due to the level of the remaining assets in the Alternative Assets Fund, we dissolved our partnership with Private Advisors, L.L.C. effective December 31, 2009, and the Fund’s remaining investment interest in the DB Zwirn Special Opportunities Fund, L.P was transferred to us along with a cash distribution of $250. We do not expect the liquidation of our interest in the DB Zwirn fund to be accomplished in the near term.

We currently have $15,000 outstanding on our revolving credit facility with $4,175 of availability after deducting amounts for outstanding letters of credit and guarantees under the licensee loan program. The revolving credit facility contains, among other provisions, certain defined financial covenants including a minimum level of Tangible Net Worth, as defined in the credit agreement. On October 6, 2009, we amended the facility resulting in a decrease in the total facility from $45,000 to $30,000, an adjustment in the variable interest rate to LIBOR plus 2.75% with a 4.25% minimum rate (4.25% on November 28, 2009) and a reset of the Tangible Net Worth requirement at a minimum of $95,000 for fiscal 2009 and $90,000 for fiscal 2010. At November 28, 2009, our Tangible Net Worth was $110,162. Borrowings under the facility, which matures on November 30, 2010, are secured by a pledge of certain marketable securities and substantially all of our receivables and inventories. In addition, to the extent the value of the marketable securities falls below $16,000, our Borrowing Base, as defined, is decreased by 125% of the difference between $16,000 and the actual value of those securities. At November 28, 2009, the value of our marketable securities portfolio was $13,886.

Subsequent to November 28, 2009, two real estate mortgages totaling $5,665 at November 28, 2009, which were to have matured in December 2009, were extended to December 31, 2010 in exchange for principal reduction payments totaling $1,075. Additionally, we are currently negotiating the extension of a third mortgage scheduled to mature in March of 2010 which had a balance of $2,388 at November 28, 2009. We can offer no assurance that our negotiations will be successful; however we do not believe that the repayment of the mortgage by its currently scheduled maturity of March 2010 would be materially detrimental to our overall liquidity.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of licensee-owned stores. We had obligations of $79,525 at November 28, 2009 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $9,445 at November 28, 2009. We have also guaranteed loans of certain of our licensees to finance initial inventory packages for those stores. The total contingent liabilities with respect to these loan guarantees were $4,998 at November 28, 2009.

We currently anticipate that total capital expenditures for fiscal 2010 will be approximately $2,500 and will be used primarily for remodeling of Company-owned stores and information systems to support e-commerce initiatives. We have plans to continue to invest in store remodels, conversions, and new store real estate over the next three to four years and at potentially greater levels based on the business environment and our net cash position. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the new prototype stores, our rate of growth, our operating results and any other adjustments in our operating plan needed in response to industry conditions, competition, acquisition opportunities or unexpected events. We believe that our existing cash and investment portfolio and our borrowing capacity, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for 2010.

Contractual Obligations and Commitments:

We enter into contractual obligations and commercial commitments in the ordinary course of business (See Note 18 to the Consolidated Financial Statements for a further discussion of these obligations). The following table summarizes our contractual payment obligations and other commercial commitments and the fiscal year in which they are expected to be paid.

	2010	2011	2012	2013	2014	Thereafter	Total
Post employment benefit obligations (1)	$2,746	$1,341	$1,235	$1,122	$1,083	$8,142	$15,669
Real estate notes payable	4,393	9,617	274	3,122	196	3,744	21,346
Long-term debt	—	15,000	—	—	—	—	15,000
Other obligations & commitments	1,183	380	300	300	204	—	2,367
Interest payable	1,122	737	496	341	259	1,723	4,678
Letters of credit	3,321	—	—	—	—	—	3,321
Operating leases (2)	14,589	14,006	13,421	11,633	8,237	17,630	79,516
Lease guarantees	6,302	1,638	841	311	311	419	9,822
Loan guarantees	2,482	1,884	597	35	—	—	4,998
Purchase obligations (3)	—	—	—	—	—	—	—

Total	$36,138	$44,603	$17,164	$16,864	$10,290	$31,658	$156,717

(1)	Does not reflect a reduction for the impact of any company owned life insurance proceeds to be received. Currently, we have life insurance policies with net death benefits of $5,821 to provide funding for these obligations. See Note 14 to the Consolidated Financial Statements for more information.
(2)	Does not reflect a reduction for the impact of sublease income to be received. See Note 18 to the Consolidated Financial Statements for more information.
(3)	The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. At the end of fiscal year 2009, we had approximately $10,573 in open purchase orders, primarily for imported inventories, which are in the ordinary course of business.

Off-Balance Sheet Arrangements:

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of BHF and BFD stores. We have guaranteed certain lease obligations of licensee operators as part of our retail strategy. We also have guaranteed loans of certain of our licensees to finance initial inventory packages for these stores. See Contractual Obligations and Commitments table above and Note 18 to the Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K, for further discussion of operating leases, lease guarantees and loan guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which requires that certain estimates and assumptions be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. We use our best judgment in valuing these estimates and may, as warranted, solicit external advice. Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect our consolidated financial statements.

Consolidation—The consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated and its majority-owned subsidiaries for whom we have operating control. We also consolidate variable interest entities for which we are the primary beneficiary.

Revenue Recognition—Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This generally occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer. Our terms generally vary from 30 to 60 days. An estimate for returns and allowances has been provided in recorded sales. The contracts with our licensee store owners do not provide for any royalty or license fee to be paid to us.

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. During fiscal 2009 and 2008, there were thirteen and five dealers, respectively, for which these criteria were not met and therefore revenue was being recognized on a cost recovery basis. As of November 28, 2009 and November 29, 2008, seven and five dealers, respectively, remained on the cost recovery basis. There were no dealers that failed to meet these criteria in fiscal 2007.

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our accounts receivable reserves were $10,757 and $7,987 at November 28, 2009 and November 29, 2008, respectively, representing 23.7% and 16.4% of our gross accounts receivable balances at those dates, respectively. The allowance for doubtful accounts is based on a review of specifically identified customer accounts in addition to an overall aging analysis. We evaluate the collectibility of our receivables from our licensees and other customers on a quarterly basis based on factors such as their financial condition, our collateral position, potential future plans with licensees and other similar factors. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivables and is adjusted accordingly based on historical experience, current developments and present economic conditions and trends. In the current economic environment, our historical experience with customers carries less weight than in previous years. The timeliness of a licensee’s or customer’s ability to pay us can deteriorate at a much faster pace than in previous years. As such, despite our best efforts, the ultimate precision with respect to our allowance for doubtful accounts is likely to be less when compared to previous periods. Although actual losses have not differed materially from our previous estimates, future losses could differ from our current estimates. Unforeseen events such as a licensee or customer bankruptcy filing could have a material impact on our results of operations.

Long Term Notes Receivable—Previously, when in the ordinary course of business a licensee had substantial past due amounts due to the Company, but was otherwise considered viable and likely to continue as a going concern, we may have decided to move all or a portion of a licensee’s past due accounts receivable to a long-term interest-bearing note receivable. We believed that the note receivable allowed the licensee to focus on keeping current and future amounts current, while continuing to meet its financial obligations to us. Due to continued liquidity issues with our licensees, we no longer believe this to be a prudent strategy and do not plan to convert additional past due receivables into long-term interest bearing notes in the foreseeable future. Some of these notes are collateralized by real estate. At the inception of the note receivable, we determine whether the note bears a market rate of interest. In estimating a market rate of interest, we first consider factors such as licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee, licensee sales and any underlying collateral. For those licensees where there is a concern of collectability, our estimated market rate of interest is based on certain published high–yield bond indices. For those where collectability is less of a concern, the estimated market rate of interest is generally based on the prime rate. A discount on the note is recorded if we determine that the note bears an interest rate below the market rate and a premium is recorded if we determine that the note bears an interest rate above the market rate. We amortize the related note discount or premium over the contractual term of the note and cease amortizing the discount to interest income when the present value of expected future cash flows is less than the carrying value of the note. Interest income associated with the discount amortization is immaterial and is recorded in other loss, net, in our consolidated statement of operations. On a quarterly basis we examine these notes for evidence of impairment, considering factors such as licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee, licensee sales and any underlying collateral. After considering these factors, should we believe that all or a portion of the note receivable cannot or will not be paid, we record an impairment charge on the note using discounted cash flow methods to determine the impairment charge. An impairment charge does not necessarily indicate that a loan has no recovery or salvage value, but rather that, based on management’s judgment and the consideration of specific licensee factors, it is more prudent than not to record an impairment charge. Our allowance for doubtful accounts and discounts on notes receivable were $8,950 and $6,596 at November 28, 2009 and November 29, 2008, respectively, representing 46.1% and 30.3% of our gross notes receivable balances at those dates, respectively.

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

Valuation Allowance on Deferred Tax Assets—We evaluate our deferred income tax assets to determine if valuation allowances are required or should be adjusted. A valuation allowance is established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

Investments—Investments are marked to market and recorded at their fair value. We account for the Alternative Asset Fund by marking it to market value each month based on the net asset values provided by the general partner, adjusted for estimated liquidity discounts. Unrealized holding gains and losses, net of the related income tax effect, on available for sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold. We also review our available for sale securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost of the security and include the loss in current earnings. In determining whether a decline is other than temporary, we consider such factors as the significance of the decline as compared to the cost basis, the current state of the financial markets and the economy, the length of time for which there has been an unrealized loss and the relevant information regarding the operations of the investee.

Goodwill—Goodwill represents the excess of the purchase price over the value assigned to tangible assets and liabilities and identifiable intangible assets of businesses acquired. The acquisition of assets and liabilities and any resulting goodwill is allocated to the respective reporting unit; Wholesale, Retail or Real Estate/Investments. We review goodwill at the reporting unit level annually for impairment or more frequently if events or circumstances indicate that assets might be impaired.

The goodwill impairment test consists of a two-step process, if necessary. The first step compares the carrying value of each reporting unit that has goodwill with the estimated fair value of the respective reporting unit. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, the second step is performed whereby we must calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. This second step represents a hypothetical purchase price allocation as if we had acquired the reporting unit on that date. Our impairment methodology uses a discounted cash flow analysis requiring certain assumptions and estimates to be made regarding future profitability of the reporting unit and industry economic factors. While we believe such assumptions and estimates are reasonable, the actual results may differ materially from the projected amounts.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which established the FASB Standards Accounting Codification (“ASC” or “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. The guidance is not intended to change or alter existing GAAP. The guidance became effective for Bassett in the fourth quarter of 2009. The guidance did not have an impact on the Company’s financial position, results of operations or cash flows. All references to previous numbering of FASB Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts have been removed from the financial statements and accompanying footnotes.

In June 2009, the FASB issued authoritative guidance on the consolidation of VIEs, which will be effective for our first quarter of fiscal 2010. This new guidance requires entities to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed. This guidance changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity. In addition, it requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a variable interest entity. We are currently evaluating the impact, if any, that adoption may have on our financial statements.

In May 2009, the FASB issued authoritative guidance that establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, referred to as subsequent events. Thus users of financial statements are put on notice of the date after which subsequent events are not reported. This guidance is effective with all interim or annual financial statements for periods ending after June 15, 2009. The adoption did not impact our financial position or results of operations. We evaluated all events or transactions that occurred from November 28, 2009 through February 11, 2010, the date these financial statements were issued.

In April 2009, the FASB issued guidance regarding the recognition and presentation of other-than-temporary impairments. This standard provides new guidance on the recognition and presentation of an other-than-temporary impairment for debt securities classified as available-for-sale and held-to-maturity and provides certain new disclosure requirements for both debt and equity securities. This standard was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has adopted these provisions and there was no significant impact on our consolidated financial statements.

In April 2009, the FASB issued guidance that requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. These provisions were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We began providing the related disclosures starting with our interim financial statements as of August 29, 2009.

In December 2007 the FASB issued ASC 805-20, “Business Combinations — Identifiable Assets, Liabilities and Any Non-Controlling Interest” (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 which requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The guidance requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. The guidance will be effective for us beginning in fiscal 2010. We are currently evaluating the impact ASC 805-20 will have on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, (“ASU 2009-13”) and ASU No. 2009-14, “Certain Arrangements That Include Software Elements”, (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenues in the absence of vendor-specific objective evidence or third party evidence of selling price for deliverables using a selling price hierarchy associated with the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect that the adoption of ASU 2009-13 or ASU 2009-14 will have a material impact on our consolidated results of operations or financial condition.

In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for the Transfers of Financial Assets” which amends the ASC to include SFAS No.166, “Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140”. SFAS No. 166 revised SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement No. 125” requiring additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. ASU No. 2009-16 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. We do not expect the adoption of this guidance will have a material impact on our financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-01, “Equity (Topic 505) Accounting for Distributions to Shareholders with Components of Stock and Cash” which clarifies that the stock portion of a distribution to shareholders that allow them to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This update is effective for our first quarter of fiscal 2010. The adoption of ASU No. 2010-01 is not expected to have a material impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification”. ASU 2010-02 clarifies Topic 810 implementation issues relating to a decrease in ownership of a subsidiary that is a business or non-profit activity. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). This update is effective for our first quarter of fiscal 2010. The adoption of ASU No. 2010-02 is not expected to have a material impact on our consolidated financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from increases in interest rates on our revolving credit facility. The outstanding borrowings under the credit facility bear interest at a variable rate based upon LIBOR. The interest cost of the credit facility is affected by changes in short-term interest rates and increases in those rates can adversely affect our results of operations.

We are exposed to market risk for changes in market prices of our marketable securities. At November 28, 2009, we had $13,886 in marketable securities which consisted of a diversified portfolio of equity and fixed income securities, including money market funds. Although there are no maturity dates for our equity investments, maturity dates on other investments in the portfolio range from one to twenty years. As part of our current debt facility, we have pledged certain of our marketable securities as collateral. To the extent the value of the marketable securities falls below $16,000, our Borrowing Base, as defined, is decreased by 125% of the difference between $16,000 and the actual value of those securities.

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars will not be material to our results from operations in fiscal 2010.

We are exposed to market risk from changes in the cost of raw materials used in our manufacturing processes, principally wood, woven fabric, and foam products. A recovery in home construction could result in increases in wood and fabric costs from current levels, and the cost of foam products, which are petroleum-based, are sensitive to changes in the price of oil.

We have potential exposure to market risk related to the current weakness in the commercial real estate market. Our retail real estate holdings of $28,793 for licensee-operated stores as well as our holdings of $34,635 for Company-owned stores at November 28, 2009 could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties in the current market. Additionally, if we are required to assume responsibility for payment under the $9,822 of lease obligations we have guaranteed on behalf of licensees as of November 28, 2009, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Bassett Furniture Industries, Incorporated:

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated and subsidiaries as of November 28, 2009 and November 29, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 28, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of International Home Furnishings Center, Inc. (a corporation in which the Company has a 47% interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for International Home Furnishings Center, Inc., is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in International Home Furnishings Center, Inc. is stated at $(10,954,000) and $(11,910,000), respectively, at November 28, 2009 and November 29, 2008, and the Company’s equity in the net income of International Home Furnishings Center, Inc. is stated at $4,705,000, $6,424,000, and $6,316,000 for each of the three years in the period ended November 28, 2009.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bassett Furniture Industries, Incorporated and subsidiaries at November 28, 2009 and November 29, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 28, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Greensboro, North Carolina

February 11, 2010

Consolidated Balance Sheets

Bassett Furniture Industries, Incorporated and Subsidiaries

November 28, 2009 and November 29, 2008

(In thousands, except share and per share data)

	2009	2008
Assets
Current assets
Cash and cash equivalents	$23,221	$3,777
Accounts receivable, net of allowance for doubtful accounts of $10,757 and $7,987 as of November 28, 2009 and November 29, 2008, respectively	34,605	40,793
Inventories	33,388	42,293
Other current assets	13,312	13,628

Total current assets	104,526	100,491

Property and equipment, net	50,636	57,155
Investments	14,931	35,060
Retail real estate	28,793	29,588
Notes receivable, net of allowance for doubtful accounts and discounts of $8,950 and $6,596 as of November 28, 2009 and November 29, 2008, respectively	8,309	13,608
Other	9,034	9,140

	61,067	87,396

Total assets	$216,229	$245,042

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,711	$18,747
Accrued compensation and benefits	6,490	4,618
Customer deposits	5,946	6,725
Dividends payable	—	1,142
Other accrued liabilities	11,730	10,977
Current portion of real estate notes payable	4,393	812

Total current liabilities	43,270	43,021

Long-term liabilities
Post employment benefit obligations	10,841	12,829
Bank debt	15,000	19,000
Real estate notes payable	16,953	21,346
Distributions in excess of affiliate earnings	10,954	11,910
Other long-term liabilities	8,877	6,757

	62,625	71,842

Commitments and Contingencies

Stockholders’ equity
Common stock, $5 par value; 50,000,000 shares authorized; issued and outstanding 11,454,716 in 2009 and 11,420,431 in 2008	57,274	57,102
Retained earnings	50,461	73,160
Additional paid-in-capital	481	346
Accumulated other comprehensive income (loss)	2,118	(429)

Total stockholders’ equity	110,334	130,179

Total liabilities and stockholders’ equity	$216,229	$245,042

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Consolidated Statements of Operations

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 28, 2009, November 29, 2008, and November 24, 2007

(In thousands, except per share data)

	2009	2008	2007
Net sales	$232,722	$288,298	$295,384
Cost of sales	129,882	173,399	195,001

Gross profit	102,840	114,899	100,383
Selling, general and administrative expenses	118,994	128,345	112,439
Income from Continued Dumping & Subsidy Offset Act	(1,627)	(2,122)	(2,135)
Restructuring, asset impairment charges and unusual gain, net	2,987	3,070	5,544
Lease exit costs	2,434	642	2,297
Proxy defense costs	—	1,418	—
LRG settlement and debt restructuring	—	—	2,154

Loss from operations	(19,948)	(16,454)	(19,916)
Income (loss) from investments	(1,966)	(3,938)	5,921
Other than temporary impairment of investments	(1,255)	(3,296)	—
Income from unconsolidated affiliated companies, net	5,067	6,300	5,298
Interest expense	(3,699)	(4,021)	(3,671)
Other loss, net	(2,652)	(2,001)	(1,601)

Loss before income taxes	(24,453)	(23,410)	(13,969)
Income tax (provision) benefit	1,754	(16,945)	4,059

Net loss	$(22,699)	$(40,355)	$(9,910)

Net loss per share
Basic and diluted loss per share	$(1.99)	$(3.46)	$(0.84)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 28, 2009, November 29, 2008, and November 24, 2007

(In thousands)

	2009	2008	2007
Operating activities:
Net loss	$(22,699)	$(40,355)	$(9,910)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,604	8,089	9,089
Equity in undistributed income of investments and unconsolidated affiliated companies	(2,319)	(890)	(8,323)
Provision for restructuring, asset impairment charges and unusual gains, net	2,987	3,070	5,544
Impairment of real estate	—	748	—
Lease exit costs	2,434	642	2,297
Provision for lease and loan guarantees	2,834	292	—
Provision for losses on accounts and notes receivable	15,205	11,769	3,852
Other than temporary impairment of investments	1,255	3,296	—
Realized income from investments	(764)	(1,447)	(2,937)
Deferred income taxes	—	17,403	(2,963)
Payment to terminate lease	(400)	—	—
LRG settlement and debt restructuring	—	—	2,154
Other, net	(2,236)	99	669
Changes in operating assets and liabilities
Accounts receivable	(6,744)	(13,161)	(10,919)
Inventories	11,704	7,199	(315)
Other current assets	3,451	(1,047)	(5,662)
Accounts payable and accrued liabilities	(7,064)	(14,662)	8,962

Net cash provided by (used in) operating activities	4,248	(18,955)	(8,462)

Investing activities:
Purchases of property and equipment	(1,094)	(4,702)	(5,544)
Purchases of retail real estate	(2)	(858)	(375)
Proceeds from sales of property and equipment	129	2,862	3,176
Acquisition of retail licensee stores, net of cash acquired	(481)	(216)	120
Proceeds from sales of investments	26,234	35,817	16,982
Purchases of investments	(6,939)	(6,185)	(10,413)
Dividends from affiliates	3,847	6,091	6,091
Net cash received on licensee notes	645	896	1,029
Other, net	(128)	(18)	(177)

Net cash provided by investing activities	22,211	33,687	10,889

Financing activities:
Net borrowings (repayments) under revolving credit facility	(4,000)	9,000	6,000
Repayments of long-term debt	—	—	(770)
Repayments of real estate notes payable	(812)	(792)	(622)
Repayments of other notes	(924)	(217)	—
Issuance of common stock	95	192	448
Repurchases of common stock	(75)	(4,313)	(546)
Cash dividends	(1,142)	(18,684)	(9,450)
Other, net	(157)	321	—

Net cash used in financing activities	(7,015)	(14,493)	(4,940)

Change in cash and cash equivalents	19,444	239	(2,513)
Cash and cash equivalents—beginning of period	3,777	3,538	6,051

Cash and cash equivalents—end of period	$23,221	$3,777	$3,538

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 28, 2009, November 29, 2008, and November 24, 2007

(In thousands, except share and per share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance, November 25, 2006	11,803,656	$59,018	$1,993	$151,089	$3,320	$215,420
Comprehensive loss
Net loss	—	—	—	(9,910)	—	(9,910)
Excess of additional pension liability over unamortized transition obligation	—	—	—	—	(28)	(28)
Net change in unrealized holding gains	—	—	—	—	(833)	(833)

Total comprehensive loss						(10,771)
Dividends ($.80 per share)	—	—	—	(9,454)	—	(9,454)
Issuance of common stock	42,236	211	365	—	—	576
Purchase and retirement of common stock	(39,300)	(196)	(350)	—	—	(546)
Stock-based compensation	—	—	172	—	—	172
Impact of adoption certain provisions of ASC 715, net	—	—	—	—	(545)	(545)

Balance, November 24, 2007	11,806,592	59,033	2,180	131,725	1,914	194,852
Comprehensive income (loss)
Net loss	—	—	—	(40,355)	—	(40,355)
Actuarial adjustment to supplemental executive retirement defined benefit plan	—	—	—	—	608	608
Net change in unrealized holding gains	—	—	—	—	(2,951)	(2,951)

Total comprehensive loss						(42,698)
Regular dividends ($.75 per share)	—	—	—	(8,730)	—	(8,730)
Special dividend ($.75 per share)	—	—	—	(8,734)	—	(8,734)
Issuance of common stock	34,939	175	121	—	—	296
Purchase and retirement of common stock	(421,100)	(2,106)	(2,207)	—	—	(4,313)
Stock-based compensation	—	—	252	—	—	252
Impact of adoption certain provisions of ASC 740	—	—	—	(746)	—	(746)

Balance, November 29, 2008	11,420,431	57,102	346	73,160	(429)	130,179
Comprehensive income (loss)
Net loss	—	—	—	(22,699)	—	(22,699)
Actuarial adjustment to supplemental executive retirement defined benefit plan	—	—	—	—	125	125
Net change in unrealized holding gains	—	—	—	—	2,422	2,422

Total comprehensive loss						(20,152)
Issuance of common stock	95,185	476	(277)	—	—	199
Purchase and retirement of common stock	(60,900)	(304)	229	—	—	(75)
Stock-based compensation	—	—	183	—	—	183

Balance, November 28, 2009	11,454,716	$57,274	$481	$50,461	$2,118	$110,334

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1.	Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, the “Company”) based in Bassett, Va., is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s full range of furniture products and accessories, designed to provide quality, style and value, are sold through an exclusive nation-wide network of 104 retail stores known as Bassett, Bassett Furniture Direct®, Bassett Design Centers, or Basset Home Furnishings (referred to as “BFD” or “store” herein) as well as other multi-line furniture stores. Of the 104 stores, the Company owns and operates 36 stores (“Company-owned retail stores”) with 68 independently owned (“licensee operated”).

The Company sourced approximately 51% of its wholesale products to be distributed through the store network from various countries, with the remaining volume produced at its two domestic manufacturing facilities.

2.	Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year ends on the Saturday closest to November 30, which periodically results in a 53-week year. Fiscal 2009 and fiscal 2007 each contained 52 weeks while fiscal 2008 contained 53 weeks. The Consolidated Financial Statements include the accounts of Bassett Furniture Industries, Incorporated and our majority-owned subsidiaries for whom we have operating control. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2009, 2008 and 2007 are to Bassett’s fiscal year ended November 28, 2009, November 29, 2008 and November 24, 2007, respectively.

The equity method of accounting is used for our investments in affiliated companies in which we exercise significant influence but do not maintain operating control. Consolidated net income or net loss includes our proportionate share of the net income or net loss of these companies.

We analyzed our licensees under the requirements for VIEs. All of these licensees operate as BFD stores and are furniture retailers. We sell furniture to these licensees, and in some cases have extended credit beyond normal terms, made lease guarantees, guaranteed loans, or loaned directly to the licensees. We have recorded reserves for potential exposures related to these licensees. See Note 18 for disclosure of leases, lease guarantees and loan guarantees. Based on financial projections and best available information, substantially all licensees have sufficient equity to carry out their principal operating activities without subordinated financial support. We completed our assessment for other potential VIEs, and concluded that these entities were not required to be consolidated by us. We will continue to reassess the status of potential VIEs including when facts and circumstances surrounding each potential VIE change.

During the first and second quarters of fiscal 2009, the Staff of the Securities and Exchange Commission (the “SEC”) performed a review of our Form 10-K for the year ended November 29, 2008 and subsequently our Form 10-Q for the quarter ended February 28, 2009. Among other items, the Staff identified issues with our initial valuation of notes receivable due from our licensees (primarily for amounts converted from past due accounts receivable due from them) and our methodology for determining reserves for our accounts receivable, notes receivable, and loan guarantees. As a result of the SEC’s comments, we reviewed our accounting policies and processes in these areas previously mentioned and determined that we should have recorded lower values for certain of our notes receivable upon inception and, subsequently, recorded additional reserves on those notes due to an error in how we determined an appropriate market rate of interest for those notes. In addition, we also

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

concluded that we should have recognized revenue for certain customers on a cost recovery basis for shipments beginning in the first quarter of 2009 and that additional reserves for loan guarantees should be established. Therefore, we recorded an additional $3,280 of net charges in the quarter ended February 28, 2009 to account for these lower note values, increased reserves and reduced revenue and filed an amended Form 10-Q for the quarter then ended. Of the amount recorded, $1,936 related to periods prior to the quarter ended February 28, 2009. However, based on our consideration of the underlying quantitative and qualitative factors surrounding the prior period errors, the effects on the previous annual and interim periods were determined to be immaterial and, therefore, periods prior to the quarter ended February 28, 2009 were not restated.

Certain prior year amounts have been reclassified in order to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include allowances for doubtful accounts, valuation of inventories, valuation of deferred taxes, sales returns, loan and lease guarantees and insurance reserves. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer. We offer terms varying from 30 to 60 days for wholesale customers. Estimates for returns and allowances for advertising and promotional arrangements have been recorded as a reduction to revenue. The contracts with our licensee store owners do not provide for any royalty or license fee to be paid to us. Revenue is reported net of any taxes collected.

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. During fiscal 2009 and 2008 there were thirteen and five dealers, respectively, for which these criteria were not met and therefore revenue was being recognized on a cost recovery basis. As of November 28, 2009 and November 29, 2008, seven and five dealers, respectively, remained on the cost recovery basis. There were no dealers that failed to meet these criteria in fiscal 2007. The following table details the total revenue and cost deferred:

	2009	2008
Revenue deferred	$7,149	$2,215

Cost deferred	$5,004	$1,551

Cash Equivalents

The Company considers cash on hand, demand deposits in banks and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Supplemental Cash Flow Information

In addition to the amounts paid, net of cash acquired, for the acquisition of licensee stores reported under investing activities in our consolidated statements of cash flows, the majority of such acquisitions were funded primarily through non-cash transactions in which receivables due from the licensees were settled in exchange for certain inventory and fixed assets of the licensees as well as the assumption of certain liabilities. The value of the non-cash portion of such transactions was $1,933, $1,117 and $1,800 for 2009, 2008, and 2007, respectively.

Accounts Receivable

Substantially all of our trade accounts receivable are due from customers located within the United States. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

Notes Receivable

Previously, when in the ordinary course of business a licensee had substantial past due amounts due to the Company, but was otherwise considered viable and likely to continue as a going concern, we may have decided to move all or a portion of a licensee’s past due accounts receivable to a long-term interest-bearing note receivable. We believed that the note receivable allowed the licensee to focus on keeping current and future amounts current, while continuing to meet its financial obligations to us. Due to continued liquidity issues with our licensees, we no longer believe this to be a prudent strategy and do not plan to convert additional past due receivables into long-term interest bearing notes in the foreseeable future. While the majority of our notes receivable were issued as conversions of existing accounts receivable, some were issued to assist licensees in opening or acquiring new stores in underserved markets, which we believed would benefit both the licensee and the Company. Some of these notes are collateralized by real estate.

At the inception of the note receivable, we determine whether the note bears a market rate of interest. In estimating a market rate of interest, we first consider factors such as licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee, licensee sales and any underlying collateral. For those licensees where there is a concern of collectability, our estimated market rate of interest is based on certain published high–yield bond indices. For those where collectability is less of a concern, the estimated market rate of interest is generally based on the prime rate plus an applicable margin. A discount on the note is recorded if we determine that the note bears an interest rate below the market rate and a premium is recorded if we determine that the note bears an interest rate above the market rate. We amortize the related note discount or premium over the contractual term of the note and cease amortizing the discount to interest income when the present value of expected future cash flows is less than the carrying value of the note. Interest income associated with the discount amortization is immaterial and is recorded in other loss, net, in our consolidated statement of operations.

We examine notes receivable for evidence of impairment, considering factors such as licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee, licensee sales and any underlying collateral. After considering these factors, should we believe that all or a portion of the expected cash flows attributable to the note receivable will not be received, we record an impairment charge on the note by estimating future cash flows and discounting them at the effective interest rate. Any difference between the estimated

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

discounted cash flows and the carrying value of the note is recorded as an increase to the allowance for doubtful accounts. We do not accrue interest income due on notes for which the licensee is unable to make interest payments.

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable and financial guarantees subject us to credit risk partially due to the concentration of amounts due from and guaranteed on behalf of independent licensee customers. At November 28, 2009, our aggregate exposure from receivables and guarantees related to customers consisted of the following:

Accounts receivable, net of allowances (Note 4)	$34,605
Notes receivable, net of allowances (Note 6)	10,461
Contingent obligations under lease and loan guarantees, less amounts recognized (Note 18)	11,454

Total credit risk exposure related to customers	$56,520

At November 28, 2009, no customer accounted for more than 10% of the aggregate risk exposure shown above. In fiscal 2009, 2008 and 2007, no customer accounted for more than 10% of total net sales.

Inventories

Inventories (retail merchandise, finished goods, work in process and raw materials) are stated at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the last-in, first-out (“LIFO”) method. The cost of imported inventories is determined on a first-in, first-out (“FIFO”) basis. Inventories accounted for under the LIFO method represented 19% and 20% of total inventory before reserves at November 28, 2009 and November 29, 2008, respectively. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Property and Equipment

Property and equipment is comprised of all land, buildings and leasehold improvements and machinery and equipment used in the manufacturing and warehousing of furniture, our Company-owned retail operations and the administration of the wholesale and Company-owned retail operations. This property and equipment is stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets utilizing the straight-line method. Buildings and improvements are generally depreciated over a period of 10 to 39 years. Machinery and equipment are generally depreciated over a period of 5 to 10 years. Leasehold improvements are amortized based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter.

Retail Real Estate

Retail real estate is comprised of owned and leased properties utilized by licensee operated BFD stores. These properties are located in high traffic, upscale locations that are normally occupied by large successful national retailers. This real estate is stated at cost less accumulated depreciation and is depreciated over the useful lives of the respective assets utilizing the straight line method. Buildings and improvements are generally

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

depreciated over a period of 10 to 39 years. Leasehold improvements are amortized based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter. As of November 28, 2009 and November 29, 2008, the cost of retail real estate included land totaling $7,451 and $6,451, respectively, and building and leasehold improvements of $29,436 and $30,937, respectively. As of November 28, 2009 and November 29, 2008, accumulated depreciation of retail real estate was $8,094 and $7,800, respectively. Depreciation expense was $1,353, $1,704, and $1,745 in fiscal 2009, 2008, and 2007, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the value assigned to tangible assets and liabilities and identifiable intangible assets of businesses acquired. The acquisition of assets and liabilities and the resulting goodwill is allocated to the respective reporting unit: Wholesale, Retail or Real Estate/Investments. We review goodwill at the reporting unit level annually for impairment or more frequently if events or circumstances indicate that assets might be impaired.

The goodwill impairment test consists of a two-step process, if necessary. The first step compares the carrying value of each reporting unit that has goodwill with the estimated fair value of the respective reporting unit. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, the second step is performed whereby we must calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. This second step represents a hypothetical purchase price allocation as if we had acquired the reporting unit on that date. Our impairment methodology uses a discounted cash flow analysis requiring certain assumptions and estimates to be made regarding future profitability of the reporting unit and industry economic factors. While we believe such assumptions and estimates are reasonable, the actual results may differ materially from the projected amounts. As of November 28, 2009, all previously recorded goodwill has been fully impaired.

Impairment of Long Lived Assets

We periodically evaluate whether events or circumstances have occurred that indicate long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on discounted cash flows or appraised values depending on the nature of the assets. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future.

Investments

Investments consist of a portfolio of marketable securities and the Bassett Industries Alternative Asset Fund L.P. (“Alternative Asset Fund”). Marketable securities are classified as available-for-sale and marked to market and recorded at their fair value. These marketable securities are held in the custody by major financial institutions. The Alternative Asset Fund is marked to market based upon the net asset values provided by the general partner, adjusted for estimated liquidity discounts with the resultant difference from the prior valuation included in income (loss) from investments in the accompanying statements of operations. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

We review our available-for-sale securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write-down the cost of the security and include the loss in current earnings. In determining whether a decline is other than temporary, factors such as the significance of the decline as compared to the cost basis, the current state of the financial markets and the economy, the length of time for which there has been an unrealized loss and the relevant information regarding the operations of the investee.

Income Taxes

We account for income taxes under the liability method which requires that we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense in the period in which they are identified.

We evaluate our deferred income tax assets to determine if valuation allowances are required or should be adjusted. A valuation allowance is established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. See Note 12—Income Taxes.

Shipping and Handling Costs

Costs incurred to deliver wholesale merchandise to customers are recorded in selling, general and administrative expense and totaled $10,014, $14,011, and $14,212 for fiscal 2009, 2008 and 2007, respectively. Costs incurred to deliver retail merchandise to customers are also recorded in selling, general and administrative expense and totaled $3,226, $2,371, and $2,300 for fiscal 2009, 2008 and 2007, respectively.

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred and are included in selling, general and administrative expenses. Advertising costs totaled $7,868, $11,014, and $12,482 in fiscal 2009, 2008, and 2007, respectively.

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

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Subsequent Events

We have evaluated subsequent events for their potential effect upon these consolidated financial statements and related disclosures through February 11, 2010, the date upon which these consolidated financial statements were filed with the United States Securities and Exchange Commission.

Subsequent to November 28, 2009, we acquired the operations of seven retail stores from licensees. Funding for the acquisitions was primarily through the exchange of existing accounts receivable for net assets acquired. Although the final purchase price allocations are incomplete, we do not anticipate recognizing any goodwill as a result of these transactions. With respect to two of the acquired stores which were previously operated by a single licensee, our decision to acquire ownership of the stores in early February 2010 came as the result of circumstances which developed during December 2009 and January 2010 which raised substantial doubt as to the licensee’s ability to pay amounts owed to us. Accordingly, we anticipate recording additional bad debt charges of approximately $1,000 to $1,500 during the first quarter of fiscal 2010 associated with this licensee.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which established the FASB Standards Accounting Codification (“ASC” or “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. The guidance is not intended to change or alter existing GAAP. The guidance became effective for Bassett in the fourth quarter of 2009. The guidance did not have an impact on the Company’s financial position, results of operations or cash flows. All references to previous numbering of FASB Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts have been removed from the financial statements and accompanying footnotes.

In June 2009, the FASB issued authoritative guidance on the consolidation of VIEs, which will be effective for our first quarter of fiscal 2010. This new guidance requires entities to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed. This guidance changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity. In addition, it requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a variable interest entity. We are currently evaluating the impact, if any, that adoption may have on our financial statements.

In May 2009, the FASB issued authoritative guidance that establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, referred to as subsequent events. Thus, users of financial statements are put on notice of the date after which subsequent events are not reported. This guidance is effective with all interim or annual financial statements for periods ending after June 15, 2009. The adoption did not impact the financial position or results of operations. We evaluated all events or transactions that occurred from November 28, 2009 through February 11, 2010, the date these financial statements were issued.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

In April 2009, the FASB issued guidance regarding the recognition and presentation of other-than-temporary impairments. This standard provides new guidance on the recognition and presentation of an other-than-temporary impairment for debt securities classified as available-for-sale and held-to-maturity and provides certain new disclosure requirements for both debt and equity securities. This standard was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has adopted these provisions and there was no significant impact on our consolidated financial statements.

In April 2009, the FASB issued guidance that requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. These provisions were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We began providing the related disclosures starting with our interim financial statements as of August 29, 2009.

In December 2007 the FASB issued ASC 805-20, “Business Combinations - Identifiable Assets, Liabilities and Any Non-Controlling Interest” (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 which requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The guidance requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. The guidance will be effective for us beginning in fiscal 2010. We are currently evaluating the impact ASC 805-20 will have on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, (“ASU 2009-13”) and ASU No. 2009-14, “Certain Arrangements That Include Software Elements”, (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenues in the absence of vendor-specific objective evidence or third party evidence of selling price for deliverables using a selling price hierarchy associated with the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect that the adoption of ASU 2009-13 or ASU 2009-14 will have a material impact on our consolidated results of operations or financial condition.

In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for the Transfers of Financial Assets” which amends the ASC to include SFAS No.166, “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140”. SFAS No. 166 revised SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125” requiring additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. ASU No. 2009-16 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. We do not expect the adoption of this guidance will have a material impact on our financial position or results of operations.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

In January 2010, the FASB issued ASU No. 2010-01, “Equity (Topic 505) Accounting for Distributions to Shareholders with Components of Stock and Cash” which clarifies that the stock portion of a distribution to shareholders that allow them to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This update is effective for our first quarter of fiscal 2010. The adoption of ASU No. 2010-01 is not expected to have a material impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. ASU 2010-02 clarifies Topic 810 implementation issues relating to a decrease in ownership of a subsidiary that is a business or non-profit activity. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). This update is effective for our first quarter of fiscal 2010. The adoption of ASU No. 2010-02 is not expected to have a material impact on our consolidated financial position or results of operations.

3.	Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of the following, net of taxes:

	November 28, 2009	November 29, 2008
Actuarial adjustment to supplemental executive retirement defined benefit plan	$337	$60
Unrealized holding gains (losses)	2,163	(259)
Excess of additional pension liability over unamortized transition obligation	(382)	(231)

	$2,118	$(429)

4.	Accounts Receivable

Accounts receivable consists of the following:

	November 28, 2009	November 29, 2008
Gross accounts receivable	$45,362	$48,780
Allowance for doubtful accounts	(10,757)	(7,987)

Net accounts receivable	$34,605	$40,793

Activity in the allowance for doubtful accounts was as follows:

	2009	2008
Balance, beginning of the year	$7,987	$7,661
Additions charged to expense	8,908	9,869
Write-offs	(6,138)	(5,896)
Reclassification of reserves to notes and lease/loan guarantee reserves	—	(3,647)

Balance, end of the year	$10,757	$7,987

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

5.	Inventories

Inventories consist of the following:

	November 28, 2009	November 29, 2008
Wholesale finished goods	$19,519	$29,092
Work in process	199	251
Raw materials and supplies	6,299	7,853
Retail merchandise	15,386	14,995

Total inventories on first-in, first-out method	41,403	52,191
LIFO adjustment	(6,161)	(7,393)
Reserve for excess and obsolete inventory	(1,854)	(2,505)

	$33,388	$42,293

During 2007, we liquidated certain LIFO inventories, which decreased cost of sales by $3,440. We source a significant amount of our wholesale product from other countries. During fiscal 2009 and 2008, we purchased $19,021 and $29,687 from two vendors, respectively, located in China.

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	2009	2008
Wholesale Segment
Balance, beginning of the year	$2,071	$2,907
Additions charged to expense	2,272	2,223
Write-offs	(2,878)	(3,059)

Balance, end of the year	$1,465	$2,071

Retail Segment
Balance, beginning of the year	$434	$451
Additions charged to expense	491	475
Write-offs	(536)	(492)

Balance, end of the year	$389	$434

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

6.	Notes Receivable

Notes receivable consists of the following:

	November 28, 2009	November 29, 2008
Notes receivable	$19,411	$21,801
Allowance for doubtful accounts and discounts on notes receivable	(8,950)	(6,596)

Notes receivable, net	10,461	15,205
Less: current portion of notes receivable	(2,152)	(1,597)

Long term notes receivable	$8,309	$13,608

Our notes receivable, which bear interest at rates ranging from 8.25% to 2%, consist primarily of amounts due from our licensees from loans made by the Company to help licensees fund their operations. Approximately 64% and 65% of our notes receivable represent conversions of past due accounts receivable at November 28, 2009 and November 29, 2008, respectively. The net carrying value of notes receivable that are considered to be on non-accrual status for the recognition of interest is $3,083 at November 28, 2009.

Activity in the allowance for doubtful accounts and discounts was as follows:

	2009	2008
Balance, beginning of the year	$6,596	$2,617
Additions charged to expense	6,297	1,900
Write-offs	(3,813)	(261)
Amortization of discounts	(130)	(89)
Reclassification of reserves from accounts receivable allowance for doubtful accounts	—	2,429

Balance, end of the year	$8,950	$6,596

We amortize the related note discount over the contractual term of the note and cease amortizing the discount to interest income when the present value of expected future cash flows is less than the carrying value of the note. Interest income on the notes, which is included in other loss, net, was $681, $705 and $663 for fiscal 2009, 2008, and 2007, respectively.

During fiscal 2009 we converted past due trade accounts receivable and refinanced an existing note receivable of three licensees. As part of the improvement plans with one of our licensees, we converted $1,100 of past due trade accounts receivable and refinanced an existing note with a remaining balance of $224 into a $1,324 long-term note bearing interest at 4.75%. This note requires interest only payments through 2011 and interest and principal payments due monthly through its maturity on December 31, 2016. Additionally, we converted $550 and $250 of past due trade accounts receivable for two licensees to 4.75% long-term interest bearing notes. The $550 note requires interest only payments through March 16, 2012, and principal and interest payments due monthly through its maturity date of March 16, 2015. The $250 note requires interest only payments through March 16, 2011, with the remaining interest and principal due on April 16, 2011.

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

Face Value of Note Receivable	Discount Rate	Fair Value
$1,324	19.50%	$672
550	5.25%	539
250	19.61%	187

In addition, the estimated fair value of our notes receivable portfolio at November 28, 2009 was $10,208. The inputs into this fair value calculation reflect our market assumptions and are not observable, see Note 8.

These notes, as well as our accounts receivable, are secured by the filing of security statements in accordance with the Uniform Commercial Code and/or real estate owned by the note holder and in some cases, personal guarantees by our licensees.

7.	Property and Equipment

Property and equipment consist of the following:

	November 28, 2009	November 29, 2008
Land	$11,297	$12,299
Buildings and leasehold improvements	62,392	62,243
Machinery and equipment	78,464	81,526

	152,153	156,068
Less accumulated depreciation	(101,517)	(98,913)

	$50,636	$57,155

Depreciation expense for property and equipment was $5,507, $5,979, and $6,625, in fiscal 2009, 2008, and 2007, respectively. The net book value of property and equipment utilized by Company-owned stores for 2009 and 2008, was $37,263 and $40,099, respectively.

8.	Financial Instruments, Investments and Fair Value Measurements

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

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Investments

Our investments consist of the following:

	November 28, 2009	November 29, 2008
Available-for-sale securities	$13,886	$12,007
Alternative Asset Fund	1,045	23,053

	$14,931	$35,060

Although we have the ability to buy and sell the individual marketable securities classified as available-for-sale, we are required to maintain a certain dollar amount in those brokerage accounts subject to the Securities Account Control Agreement as part of the revolving credit facility, see Note 13.

As of November 28, 2009, available-for-sale securities consisted of the following:

	Cost Basis	Gross Unrealized		Market Value
		Gains	Losses
Equity securities	$10,193	$2,116	$(21)	$12,288
Fixed income securities	1,530	68	—	1,598

	$11,723	$2,184	$(21)	$13,886

As of November 29, 2008, available-for-sale securities consisted of the following:

	Cost Basis	Gross Unrealized		Market Value
		Gains	Losses
Equity securities	$10,992	$577	$(1,008)	$10,561
Fixed income securities	1,446	14	(14)	1,446

	$12,438	$591	$(1,022)	$12,007

Realized earnings which include realized gains and losses and dividend and interest income were $764, $1,447 and $2,897 for fiscal 2009, 2008, and 2007 respectively. These amounts are recorded in income (loss) from investments in our consolidated statements of operations. Of the $1,598 in fixed income securities, $478 matures in less than five years with the remainder maturing in greater than 20 years.

Due to the market fluctuations during the last half of 2008 and the first quarter of 2009, many of our holdings sustained significant losses. Consequently, we recorded losses that were considered to be other than temporary of $1,255 and $3,296 for 2009 and 2008, respectively.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

The Alternative Asset Fund is marked to market based upon the net asset values provided by the general partner, adjusted for estimated liquidity discounts with the resultant difference from the prior valuation included in income (loss) from investments in the accompanying statements of operations. Due to the liquidation restrictions imposed on all of the remaining assets, we have determined that a discount to the stated net asset values is necessary to reflect the fair value. Consequently, we recorded a fair value adjustment of $113 and $66 in fiscal 2009 and 2008, respectively. Investment balances by fund are presented below.

	November 28, 2009	November 29, 2008
Styx Partners, L.P.	$—	$13,461
HBK Fund, L.P.	—	6,022
DB Zwirn Special Opportunities Fund, L.P.	749	3,254
Cash and Other	296	316

	$1,045	$23,053

The Alternative Asset Fund commenced operations on July 1, 1998 as a limited partnership between the Company and Private Advisors, L.L.C., the general partner. The objective of the Fund was to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing its capital with a variety of hedge funds and experienced portfolio managers. Our investment in the Fund included investments in various other private limited partnerships, which contained contractual commitments with elements of market risk. These contractual commitments, which included fixed-income securities and derivatives, may have involved future settlements, which gave rise to both market and credit risk. The Fund’s exposure to market risk was determined by a number of factors, including the size, composition, and diversification of positions held, volatility of interest rates, market currency rates, and liquidity.

In 2008, we requested that our general partner begin to liquidate all of our investments in the Fund. During fiscal 2009 and 2008, we received $19,258, and $23,250, respectively, for liquidations associated with various investments in the Fund. As of November 28, 2009, the Fund held only a $749 investment in the DB Zwirn Special Opportunities Fund, L.P., along with some remaining cash to be distributed in early 2010. Due to the level of the remaining assets in the Fund, the Company and Private Advisors, L.L.C. dissolved the partnership effective December 31, 2009 and the Fund’s remaining investment interest in the DB Zwirn fund was transferred to the Company.

The DB Zwirn Special Opportunities Fund, L.P. is in the process of liquidating all of its underlying investments to wind down the fund. Once fully liquidated, which is not expected in the near term, we will be paid our pro rata share of the proceeds. We will continue to monitor the progress of the fund liquidation and adjust our valuation as necessary.

Fair Value Measurement

Fair value measurement techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. These inputs are classified into the following hierarchy:

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

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

The fair values of our marketable securities and our investment in the Alternative Asset Fund based on the level of inputs are summarized below:

	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable Securities	$13,886	—	—	$13,886
Investment in Alternative Asset Fund	—	—	1,045	1,045

Total Assets	$13,886	—	$1,045	$14,931

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use level three or significant unobservable inputs for the period of November 29, 2008 to November 28, 2009.

Fair value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
Investment in Alternative Asset Fund
Balance at November 29, 2008	$23,053
Total losses included in earnings related to change in underlying net assets	(2,730)
Tax withholdings by general partner	(20)
Redemptions	(19,258)
Transfers in and/or out of Level 3	—

Balance November 28, 2009	$1,045

The carrying values and approximate fair values of financial instruments as of November 28, 2009 and November 29, 2008 were as follows:

	November 28, 2009		November 29, 2008
	Carrying value	Fair value	Carrying value	Fair value
Assets:
Cash and cash equivalents	$23,221	23,221	$3,777	$3,777
Accounts receivable, net	34,605	34,605	40,793	40,793
Notes receivable, net	10,461	10,208	15,205	9,547
Investments	14,931	14,931	35,060	35,060

Liabilities:
Accounts payable	$14,711	14,711	$18,747	$18,747
Real estate notes payable	21,346	20,784	22,158	23,555
Bank debt	15,000	15,000	19,000	19,000
Lease/loan guarantee reserves	3,366	3,366	2,005	2,005

9.	Income from the Continued Dumping and Subsidy Offset Act

In 2000, the United States Congress passed the Continued Dumping and Subsidy Offset Act (CDSOA). The Act requires that revenues from antidumping and countervailing duties on designated imports be distributed, on an annual basis, to the domestic producers that were either petitioners or interested parties supporting the petition that resulted in duties being levied. The CDSOA originally targeted the steel industry and eventually spread to

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

other industries, including the furniture industry, specifically targeting wooden bedroom furniture produced in China. We supported the petition on wooden bedroom furniture produced in China. We recognized $1,627, $2,122 and $2,135 of CDSOA income in fiscal 2009, 2008, and 2007, respectively. In 2006, legislation was enacted that ends CDSOA distributions for monies collected after September 30, 2007, although distributions of monies collected prior to that date have continued during 2008 and 2009. Therefore, we expect that distributions after 2009 will be reduced and will eventually cease.

10.	Licensee Acquisitions and Goodwill

As we continually monitor our business relationships with our licensees, we may determine from time to time that it is in our best interest to acquire a licensee’s operations in order to mitigate certain risks associated with the poor performance or potential failure of a licensee. Such risks include loss of receivables or underlying collateral, potential impairment of the value of our investments in real estate used by a licensee or exposure to contingent liabilities under lease guarantees, and potential harm to our market share and brand integrity with a licensee’s market. In addition, we are sometimes approached by our licensees to acquire all or certain stores operated by the licensee. We evaluate such opportunities considering, among other things, the viability of the market and our participation in the store real estate. During fiscal 2009, we acquired nine stores while in fiscal 2008 we acquired two stores. Many of these acquisitions were funded through the exchange of existing accounts receivable for the net assets acquired from the licensee. The pro forma impact of the acquisitions on prior periods is not presented as the impact is not material to operations. The following is a collective summary of the purchase price allocations for those acquisitions:

	Year Ended
	November 28, 2009	November 29, 2008
Consideration given:
Cash	$481	$216
Accounts receivable	1,933	1,117

	2,414	1,333
Net assets acquired:
Inventory	2,798	493
Fixed assets/other	841	5,736
Various liabilities	(1,225)	(5,428)

Goodwill	$—	$532

The carrying value of our goodwill, which is included in other long-term assets in the accompanying consolidated balance sheets, by reporting unit and the activity for fiscal 2009 and 2008 is as follows:

	Wholesale	Retail	Real Estate/ Investments	Total
Balance as of November 24, 2007	$3,548	$—	$—	$3,548
Goodwill from store acquisition	383	149		532
Impairment charge	(3,548)	—	—	(3,548)

Balance as of November 29, 2008	383	149	—	532
Goodwill from store acquisition				—
Impairment charge	(383)	(149)	—	(532)

Balance as of November 28, 2009	$—	$—	$—	$—

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

We perform our annual goodwill impairment review as of the beginning of our fiscal fourth quarter. Based on our discounted cash flow analysis, the sharp decline in our market capitalization over the last half of fiscal 2008 and the first quarter of fiscal 2009 as well as the continuing recessionary environment for the home furnishings industry, we concluded that our goodwill was impaired and recorded a charge of $532 and $3,548 for fiscal 2009 and 2008, respectively. The impairment charge is included in restructuring, impaired asset charges other unusual gain, net in our consolidated statement of operations. See Note 16.

11.	Unconsolidated Affiliated Companies

International Home Furnishings Center

The International Home Furnishings Center (“IHFC”) owns and leases showroom space in High Point, North Carolina. Our ownership interest is 46.9% and is accounted for using the equity method. Our investment reflects a credit balance due to our cumulative receipt of dividends exceeding our cumulative portion of IHFC’s earnings. The credit balance was $10,954 and $11,910 at November 28, 2009 and November 29, 2008, respectively, and is reflected in the liabilities section in the accompanying consolidated balance sheets. This balance resulted from IHFC’s refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners. We also lease 28,576 square feet of showroom space from IHFC at what we believe to be competitive market rates.

Our share of earnings which is recorded in income from unconsolidated affiliated companies, net in our consolidated statement of operations and dividends from this investment were as follows:

	2009	2008	2007
Earnings Recognized	$4,705	$6,424	$6,316
Dividends Received	3,749	6,091	6,091

Summarized financial information for IHFC is as follows:

	2009	2008	2007
Current assets	$21,002	$14,242	$16,935
Non-current assets	43,448	46,689	48,284
Current liabilities	9,371	12,206	15,243
Long-term liabilities	113,000	110,485	112,625
Revenues	40,618	45,718	47,089
Net income	10,042	13,713	13,570

The complete financial statements of IHFC are included in our annual report on Form 10-K.

Zenith Freight Lines, LLC

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which hauls freight for us and many of our customers. Our investment balance was $4,982 at November 28, 2009 and $4,718 at November 29, 2008 and is recorded in other long-term assets. We paid Zenith approximately $19,469, $24,006, and $24,797, for freight expense and logistical services in 2009, 2008, and 2007, respectively. At November 28, 2009 and November 29, 2008 we owed Zenith $1,397 and $1,633, respectively, for services rendered to us. We recorded the following income (losses) in income from unconsolidated affiliated companies, net in our consolidated statements of operations:

	2009	2008	2007
Earnings (Loss) Recognized	$362	$(124)	$(422)
Dividends Received	98	—	—

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

12.	Income Taxes

The components of the income tax provision (benefit) are as follows:

	2009	2008	2007
Current:
Federal	$(1,777)	$(740)	$(2,012)
State	23	282	916
Deferred:
Increase (decrease) in valuation allowance	9,553	23,383	(359)
Federal	(8,112)	(4,758)	(2,417)
State	(1,441)	(1,222)	(187)

Total	$(1,754)	$16,945	$(4,059)

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	2009	2008	2007
Statutory federal income tax rate	(34.0)%	(34.0)%	(35.0)%
Dividends received deduction	(5.8)	(8.2)	(13.9)
Goodwill impairment	0.7	5.2	—
Change in income tax valuation allowance	39.1	98.2	1.9
Change in income tax reserves	(0.4)	(0.7)	0.6
State income tax, net of federal benefit	(5.0)	(2.6)	(1.5)
Write of deferred tax assets related to equity method investees	—	12.5	—
Adjustment to deferred tax asset related to LRG investment becoming wholly owned.	—	—	17.1
Other	(1.7)	1.9	1.7

Effective income tax rate	(7.1)%	72.3%	(29.1)%

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 28, 2009	November 29, 2008
Deferred income tax assets:
Trade accounts receivable	$4,029	$2,992
Inventories	1,801	1,969
Property and equipment	2,043	2,031
Notes receivable	3,353	2,128
Retirement benefits	4,995	5,269
Federal net operating loss and credit carryforwards	6,518	827
State net operating loss carryforwards	3,200	2,153
Unrealized holding losses, net	—	168
Other than temporary impairment of marketable securities	495	891
Net distributions from affiliates in excess of income	3,733	4,473
Lease termination accruals	1,311	871
Other	3,251	1,578

Gross deferred income tax assets	34,729	25,350
Valuation allowance	(33,003)	(24,430)

Total deferred income tax assets	1,726	920
Deferred income tax liabilities:
Prepaid expenses and other	104	148
Unrealized holding gains, net	810	—

Total gross deferred income tax liabilities	914	148

Net deferred income tax assets	$812	$772

Due to the losses incurred in fiscal 2009 and 2008, we remain in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome a “more likely than not” standard through objectively verifiable data. While our long-term financial outlook remains positive and we have certain tax planning strategies that could produce future taxable income and may help us to realize our deferred tax assets, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence. As a result, we have recorded a valuation allowance on certain of the deferred tax assets. The following table represents a summary of the valuation allowances against deferred tax assets:

	2009	2008	2007
Balance, beginning of the year	$24,430	$1,047	$1,406
Additions charged to expense	9,553	23,383	—
Deductions reducing expense	—	—	(359)
Deductions recorded as a component of other comprehensive (income) loss	(980)	—	—

Balance, end of the year	$33,003	$24,430	$1,047

In November 2009, Congress passed the “Worker, Homeownership, and Business Assistance Act of 2009” (the Act) which, among other things, extends the general carryback period for 2008 or 2009 NOLs from two years to up to five. Eligible corporations may to elect to carry back “applicable NOLs” three, four, or five years. An “applicable NOL” is an NOL that arises in a tax year either beginning or ending in 2008 or 2009. These

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

provisions of the Act also suspend the 90% limit on the utilization of alternative tax NOLs against alternative minimum taxable income for all years in the carryback period. In the case of an election to carry back the applicable NOL to the fifth preceding year, the amount of the NOL carryback that may be applied in that fifth carryback year is limited to 50% of taxable income of that fifth preceding year. Prior to the passage of the Act, we had exhausted our availability for loss carrybacks. As a result of applying the provisions of the Act, we recorded a tax benefit of $1,673 associated with the additional carryback availability.

We have a federal net operating loss carryforward for tax purposes of $13,214 to offset future taxable income which expires in 2029. We also have state net operating loss carryforwards available to offset future taxable state income of $57,104, which expire in varying amounts between 2010 and 2029. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

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

Income tax refunds received, net of taxes paid, during 2009 were $3,246. Income taxes paid, net of refunds received, during 2008 and 2007 were $295, and $1,785, respectively.

Effective November 25, 2007, we adopted certain provisions of FIN 48, Income Taxes (now codified under ASC 740), which prescribe a comprehensive model for how a company should recognize, measure, present, and disclose in its consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The adoption resulted in a non-cash transition (cumulative effect of a change in accounting principle) adjustment of $746 which was recorded as a decrease to beginning retained earnings. The transition adjustment is a result, primarily, of tax positions associated with state income tax exposures and interest on certain temporary differences. Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.

As of November 28, 2009, the gross amount of unrecognized tax benefits was approximately $1,580, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $768 would benefit the effective tax rate. As of November 29, 2008, the gross amount of unrecognized tax benefits was approximately $1,588, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $816 would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

The following table summarizes the activity related to our gross unrecognized tax benefits.

	2009	2008
Balance, beginning of the year	$1,588	$1,687
Gross increases	40	19
Gross decreases, primarily due to the expiration of statutes	(48)	(118)

Balance, end of the year	$1,580	$1,588

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal 2009 and 2008, we recognized $47 and $54 of interest expense recovery and $11 and $22 of penalty expense recovery, respectively, related to the unrecognized benefits noted above in our consolidated statement of

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

operations. At November 28, 2009 and November 29, 2008, the consolidated balance sheets include accrued interest of $271 and $318, and penalties of $173 and $184, respectively, due to unrecognized tax benefits.

Significant judgment is required in evaluating the Company’s federal and state tax positions and in the determination of its tax provision. Despite our belief that the liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense in the period in which they are identified. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Currently, there are no examinations in process of any of the Company’s income tax returns. We remain subject to examination for tax years 2006 through 2008 for all of our major tax jurisdictions.

13.	Real Estate Notes Payable and Bank Debt

The real estate notes payable and bank debt is summarized as follows:

	November 28, 2009	November 29, 2008
Real estate notes payable	$21,346	$22,158
Bank debt	15,000	19,000

	36,346	41,158
Less:
Current portion of real estate notes payable	(4,393)	(812)

	$31,953	$40,346

Real Estate Notes Payable

Certain of our retail real estate properties have been financed through commercial mortgages which are payable over periods of one to twenty years and have interest rates ranging from 6.73% to 9.18%. . The weighted average interest rate is 7.81%. Interest paid on our mortgages during fiscal 2009, 2008 and 2007 was $1,712, $1,775 and $1,587, respectively. These mortgages are collateralized by the respective properties with net book value of $29,279 at November 28, 2009.

The fair value of these mortgages was $20,784 and $23,555 at November 28, 2009 and November 29, 2008, respectively. In determining the fair value, the Company utilized current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level III as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures, see Note 8.

Maturities of real estate notes payable are as follows:

Fiscal 2010	$4,393
Fiscal 2011	9,617
Fiscal 2012	274
Fiscal 2013	3,122
Fiscal 2014	196
Thereafter	3,744

$21,346

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Bank Debt

On October 6, 2009, we amended our revolving credit facility. The amendment decreased our total facility from $45,000 to $30,000, adjusted the variable interest rate to LIBOR plus 2.75% with a 4.25% minimum rate (4.25% on November 28, 2009) and reset the Tangible Net Worth requirement at a minimum of $95,000 for fiscal 2009 and $90,000 for fiscal 2010.

The revolving credit facility contains, among other provisions, certain defined financial requirements including a minimum level of Tangible Net Worth, as defined in the credit agreement. Borrowings under the facility, which mature November 30, 2010, are secured by a pledge of certain marketable securities and substantially all of our receivables and inventories. At November 28, 2009, we have approximately $4,175 available for borrowing under the facility, after deducting amounts for outstanding letters of credit and guarantees under the licensee loan program. In addition, to the extent the value of the marketable securities falls below $16,000, our Borrowing Base, as defined, is decreased by 125% of the difference between $16,000 and the actual value of those securities. Because the facility bears interest at a variable rate which fluctuates with credit market conditions, the fair value of this obligation is considered to be approximately equal to its carrying amount.

Total interest paid during fiscal 2009, 2008 and 2007 was $2,396, $2,662 and $2,774, respectively.

14.	Post-Employment Benefit Obligations

Supplemental Retirement Income Plan

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. Upon retirement, the Supplemental Plan provides for lifetime monthly payments in an amount equal to 65% of the participant’s final average compensation as defined in the Supplemental Plan, which is reduced by certain social security benefits to be received and other benefits provided by us. The Supplemental Plan also provides a death benefit that is divided into (a) prior to retirement death, which pays the beneficiary 50% of final average annual compensation for a period of 120 months, and (b) post-retirement death, which pays the beneficiary 200% of final average compensation in a single payment. We own life insurance policies with a current net death benefit of $5,821 on these executives and expect to substantially fund this death benefit through the proceeds received upon the death of the executive. Funding for the remaining cash flows is expected to be provided through operations. There are no benefits payable as a result of a termination of employment for any reason other than death or retirement, other than a change of control provision which provides for the immediate vesting and payment of the retirement benefit under the Supplemental Plan in the event of an employment termination resulting from a change of control.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Summarized information for the plan measured as of the end of each year presented, is as follows:

	2009	2008
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$10,671	$12,034
Service cost	35	54
Interest cost	627	632
Actuarial gains	(226)	(953)
Benefits paid	(1,250)	(1,096)

Projected benefit obligation at end of year (Funded Status)	$9,857	$10,671

Accumulated Benefit Obligation	$9,572	$10,412

Amounts recognized in the consolidated balance sheet:
Current liabilities	$(2,190)	$(1,189)
Noncurrent liabilities	(7,667)	(9,482)

	$(9,857)	$(10,671)

Amounts recognized in accumulated other comprehensive income:
Transition obligation	$382	$424
Actuarial gain	(337)	(111)

Net amount recognized	$45	$313

Total recognized in net periodic benefit cost and accumulated other comprehensive income:	$579	$120

	2009	2008	2007
Components of Net Periodic Pension Cost:
Service cost	$35	$54	$101
Interest cost	627	632	676
Amortization of transition obligation	42	42	42
Amortization of unrecognized actuarial loss	—	—	12

Net periodic pension cost	$704	$728	$831

Assumptions used to determine net periodic pension cost:
Discount rate	5.25%	6.25%	5.50%
Increase in future compensation levels	3.00%	3.00%	3.00%

Estimated Future Benefit Payments (with mortality):
Fiscal 2010	$2,190
Fiscal 2011	792
Fiscal 2012	766
Fiscal 2013	739
Fiscal 2014	710
Fiscal 2015 through 2019	3,084

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

benefits permitted. We recognized expense of $377, $456, and $450 in fiscal 2009, 2008, and 2007, respectively, associated with the plan. Our liability under this plan was $3,174 and $3,347 as of November 28, 2009 and November 29, 2008, respectively, and is reflected in post employment benefit obligations.

Defined Contribution Plan

We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Employee contributions to the Plan are matched at the rate of 50% of up to 8% of gross pay, regardless of years of service; however, we suspended the matching contributions effective during the first quarter of 2009. The Plan incorporates provisions of Section 401(k) of the Internal Revenue Code. Employer matching contributions to the Plan for fiscal 2009, 2008, and 2007 were approximately $29, $636, and $783, respectively.

15. Capital Stock and Stock Compensation

We account for our stock-based employee and director compensation plans in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). Our results of operations for fiscal 2009, 2008 and 2007, include $183, $252 and $228, respectively, of compensation expense related to restricted stock and stock options.

Stock Option Plans

In 1993, we adopted a Long Term Incentive Stock Option Plan (the “1993 Plan”), which expired in 2003. Under the 1993 Plan we had reserved for issuance 450,000 shares of common stock. Options outstanding under the 1993 Plan expired at various dates through 2007 and no shares are available for grant.

In 1993, we adopted a Stock Plan for Non-Employee Directors, which was amended in 2000 and expired in 2003. Under this stock option plan, we reserved for issuance 125,000 shares of common stock, including an additional 50,000 shares of common stock that were authorized for issuance in 2001. These options are exercisable for 10 years commencing six months after the date of grant. No shares were available for grant under this plan.

In 1997, we adopted an Employee Stock Plan (the “1997 Plan”), and reserved for issuance 950,000 shares of common stock. An additional 500,000 shares of common stock were authorized for issuance in 2000. In addition, the terms of the 1997 Plan allow for the re-issuance of any stock options which have been forfeited before being exercised. Options granted under the 1997 Plan may be for such terms and exercised at such times as determined by the Organization, Compensation, and Nominating Committee of the Board of Directors. Vesting periods typically range from one to three years. We have 1,133,479 shares available for grant under the 1997 Plan at November 28, 2009.

In 2005, we adopted a Non-Employee Directors Stock Incentive Plan (the “Incentive Plan”) and reserved 100,000 shares of common stock for grant. The Incentive Plan authorized incentive awards in the form of restricted stock or stock grants. All Directors of the Company who are not full-time employees of the Company are eligible to receive incentive awards under the Incentive Plan. Shares available for grant under the Incentive Plan were 27,615 and 74,074 at November 28, 2009 and November 29, 2008, respectively.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options, and forfeitures are estimated on the date of grant based on certain historical data. The following table sets forth the weighted average fair value of options granted during the last three fiscal years and the weighted average assumptions used for such grants (there were no grants made in 2009 or 2008):

	2009	2008	2007
Fair value of options on grant date	$—	$—	$1.44
Expected life of options in years	—	—	5.0
Risk-free interest rate	0.0%	0.0%	4.2%
Expected volatility	0.0%	0.0%	25.0%
Dividend yield	0.0%	0.0%	7.0%

A summary of the foregoing plans at November 28, 2009, November 29, 2008, and November 24, 2007 and changes during the fiscal periods then ended is presented in the table below:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life (Years)	Average Intrinsic Value
Outstanding at November 25, 2006	1,415,910	$20.15
Granted	213,500	11.71
Exercised	(19,000)	13.79		$50
Forfeited	(119,725)	24.83

Outstanding at November 24, 2007	1,490,685	18.64	5	$—

Exercisable at November 24, 2007	1,164,685	$20.08	4	$—

Available for grant at November 24, 2007	691,432

Outstanding at November 24, 2007	1,490,685	$18.64
Granted	—	—
Exercised	(1,000)	10.54		$1
Forfeited	(258,047)	29.71

Outstanding at November 29, 2008	1,231,638	16.33	3	$—

Exercisable at November 29, 2008	1,014,311	$16.94	3	$—

Available for grant at November 29, 2008	949,479

Outstanding at November 29, 2008	1,231,638	$16.33
Granted	—	—
Exercised	—	—		$—
Forfeited	(184,000)	$18.26

Outstanding at November 28, 2009	1,047,638	$16.00	4	$—

Exercisable at November 28, 2009	938,972	$16.28	4	$—

Available for grant at November 28, 2009	1,133,479

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Additional information regarding outstanding stock options outstanding at November 28, 2009 is as follows:

	Options Outstanding		Weighted Average Exercise Price	Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)		Shares	Weighted Average Exercise Price
$ 9.68 — $12.90	170,000	7.3	$10.68	118,001	$10.72
$12.91 — $16.13	468,638	2.0	14.79	449,471	14.79
$16.14 — $19.35	150,000	6.6	16.96	112,500	16.96
$19.36 — $22.58	259,000	4.2	21.11	259,000	21.11

	1,047,638			938,972

As of November 28, 2009 and November 29, 2008, there were approximately 109,000 and 217,000 unvested stock options and $152 and $394, respectively, of total unrecognized compensation cost related to nonvested stock options granted under the Plans. Substantially all of these options vest over four years with 25% vesting on each anniversary date.

The weighted average grant date fair value of these unvested options at November 28, 2009 and November 29, 2008 was $2.22. As of November 28, 2009 and November 29, 2008, there were 938,972 and 1,014,311 vested stock options with a weighted average grant date fair value of $3.90 and $4.27, respectively. The weighted average grant date fair value of options forfeited during 2009 and 2008 was $4.98 and $8.63, respectively.

Employee Stock Purchase Plan

In 2000, we adopted and implemented an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the ESPP we sold 48,726, 25,308 and 16,882 shares to employees in fiscal 2009, 2008 and 2007, respectively, which resulted in an immaterial amount of compensation expense.

Shareholders Rights Plan

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

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

16.	Restructuring, asset impairment, and other charges

The following table summarizes the restructuring, asset impairment charges and other unusual gain by year:

	2009	2008	2007
Restructuring, asset impairment charges and unusual gain, net
Impairment of goodwill (See note 10)	$532	$3,548	$—
Impairment of leasehold improvements	1,068	624	975
Impairment of other intangibles	—	240	—
Asset impairment charges associated with plant closures	485	—	3,609
Supply contract termination costs associated with fiberboard plant closure	408	—	—
Severance	494	—	960
Gain on sale of the airplane	—	(1,342)	—

	$2,987	$3,070	$5,544

Lease exit costs	$2,434	$642	$2,297

Proxy defense costs	$—	$1,418	$—

LRG settlement and debt restructuring	$—	$—	$2,154

Total restructuring, asset impairment charges and other unusual gain by segment are as follows:

	2009	2008	2007
Wholesale	$2,028	$2,446	$4,569
Retail	959	624	975

	$2,987	$3,070	$5,544

The following table summarizes the activity related to our accrued lease exit costs:

	2009	2008
Balance, beginning of the year	$2,325	$2,162
Provisions associated with corporate store and retail office closures	2,434	642
Provisions associated with licensee store closings	—	129
Provisions made to adjust previous estimates	334	193
Payments on unexpired leases	(1,308)	(950)
Payment to terminate lease commitment	(400)	—
Accretion of interest on obligations	114	149

Balance, end of the year	$3,499	$2,325

Current portion included in other accrued liabilities	$1,035	$614
Long-term portion included in other long-term liabilities	2,464	1,711

	$3,499	$2,325

Fiscal 2009

In 2009, we recorded non-cash asset impairment charges of $1,068 for the write-off of the remaining leasehold improvements for our Arlington, Texas and Alpharetta, Georgia retail stores as well as the closure of our retail office in Greensboro, North Carolina. Also included in that amount was a non-cash charge to write-down the carrying value of our long-lived assets associated with an underperforming retail location.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

We recorded a $485 non-cash charge to write-down the value of the property and equipment as a result of the fiberboard plant closure in the fourth quarter of 2009. In addition, we recorded a $408 charge associated with the termination of a power supply contract for the fiberboard plant. This amount will be paid out over fiscal 2010 in monthly installments.

Lastly, we recorded severance charges of $320 associated with a reduction in workforce announced in March 2009 and $174 associated with the fiberboard plant closure.

These charges were based on ultimate payment amounts and approximated fair value. These amounts were determined based on Level 3 inputs, which include our judgment about future cash flows and other considerations.

Fiscal 2008

The operating results for the year ended November 29, 2008 included several unusual pretax items. During the fourth quarter, we recorded a $3,548 charge for the impairment of goodwill related to our wholesale reporting unit (see Note 10 to the consolidated financial statements for further discussion). We also recorded an additional impairment charge of $240 related to other intangibles. During 2008, we also recorded $624 to write-off the leasehold improvements and $642 for lease exit costs related to the closure of a corporate retail store. As part of our cost-cutting efforts, we sold our former airplane for $2,092 and recorded a gain of $1,342. Finally, we incurred legal and other expenses of $1,418 related to the proxy contest with Costa Brava Partnership III L.P. during the second quarter of 2008.

Fiscal 2007

During the first quarter of 2007, we made the decision to cease operations at our wood manufacturing facility in Bassett, Virginia. The closure of the 323,000 square foot facility was completed during June 2007 and affected approximately 280 employees. The Company has sourced the majority of the products previously produced at this facility from overseas suppliers, continued to produce certain custom bedroom products domestically and discontinued providing certain slower selling items. As a result of this decision, we recorded a $3,609 charge to write down the value of the plant and equipment and a $960 charge for severance benefits. We have disbursed all of the severance benefits.

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

During the fourth quarter of 2007, we recorded a pretax charge of $2,154 related to a settlement and debt restructuring with the minority interest partners of LRG Furniture, LLC. This $2,154 liability bears interest at 6.0% and is payable quarterly with principal amounts ranging from $50 to $75 depending on available cash flow, as defined, from LRG. The balance of the liability at November 28, 2009 and November 29, 2008, is $1,704 and $1,954, respectively. As part of the settlement, we purchased the remaining 20% interest in LRG for an additional $100. In conjunction with the settlement and debt restructuring, we recorded a tax charge of $2,383 associated with the write-off of deferred taxes due to the termination of the LRG partnership.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Accrued restructuring obligations of $535 and $-0- are included in other current liabilities in the accompanying balance sheets as of November 28, 2009 and November 29, 2008, respectively.

17.	Contingencies

We are involved in various claims and actions, including environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

18.	Leases, Lease Guarantees and Loan Guarantees

Leases

We lease land and buildings under operating leases that are used in the operation of our Company-owned retail stores as well as in the operation of independent licensee BFD stores. Our decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof. Some store leases contain contingent rental provisions based upon sales volume. Additionally, we lease showroom space from IHFC, which is priced at what we believe to be a market rate. Lease terms range from one to 15 years and generally have renewal options of between five and 15 years. The following schedule shows future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year as of November 28, 2009:

2010	$14,589
2011	14,006
2012	13,421
2013	11,633
2014	8,237
Thereafter	17,630

$79,516

Lease expense was $15,598, $13,340, and $12,679 for 2009, 2008, and 2007, respectively.

In addition to subleasing certain of these properties, we own retail real estate which we in turn lease to licensee operators of BFD stores. The following schedule shows minimum future rental income related to pass-through rental expense on subleased property as well as rental income on real estate owned by Bassett, excluding subleases based on a percentage of sales.

2010	$4,434
2011	4,480
2012	4,341
2013	3,904
2014	3,197
Thereafter	4,094

$24,450

Real estate expense (including lease costs, depreciation, insurance, and taxes), net of rental income, was $434 in 2009, $1,487 in 2008, and $838 in 2007 and is reflected in other expense, net in the accompanying consolidated statements of operations.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Guarantees

As part of the strategy for our store program, we have guaranteed certain lease obligations and real estate loan obligations of licensee operators. Lease guarantees range from one to ten years. The guarantee party is generally required to make periodic fee payments to us in exchange for the guarantee. We were contingently liable under licensee lease obligation guarantees in the amount of $9,822 and $11,605 at November 28, 2009 and November 29, 2008, respectively.

We have also guaranteed loans of certain of our BFD dealers to finance initial inventory packages for those stores. Loan guarantees have three year terms, are collateralized by the inventory and generally carry a personal guarantee of the independent dealer. The total contingent liability with respect to these loan guarantees as of November 28, 2009, and November 29, 2008, was $4,998 and $7,869, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations, net of reserves. The fair value of guarantees at November 28, 2009 and November 29, 2008, were $3,366 and $2,005, respectively, and are recorded in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level III as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures, see Note 8.

19.	Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

	2009	2008	2007
Numerator:
Net loss	$(22,699)	$(40,355)	$(9,910)

Denominator:
Denominator for basic loss per share—weighted average shares	11,395,789	11,663,857	11,810,055
Effect of dilutive securities	—	—	—

Denominator for diluted loss per share—weighted average shares and assumed conversions	11,395,789	11,663,857	11,810,055

Basic loss per share:
Net loss per share—basic	$(1.99)	$(3.46)	$(0.84)

Diluted loss per share:
Net loss per share—diluted	$(1.99)	$(3.46)	$(0.84)

Options to purchase 1,047,638, 1,231,638 and 1,490,685 shares of common stock in fiscal 2009, 2008, and 2007, respectively, were not included in the computation of diluted earnings per share because the effect of including the options in the computation would have been antidilutive.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

20.	Segment Information

We have strategically aligned our business into three reportable segments as defined in ASC 280, Segment Reporting, and as described below:

•

Wholesale. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (licensee-owned stores and Company-owned retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both Company- and licensee-owned stores.

•

Retail—Company-owned Stores. Our retail segment consists of Company-owned BFD stores and includes the revenues, expenses, assets and liabilities (including real estate) and capital expenditures directly related to these stores.

•

Investments and Real Estate. Our investments and real estate segment consists of our investments in the Alternative Asset Fund, marketable securities investments, distributions in excess of affiliate earnings, primarily IHFC, and retail real estate related to licensee stores. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long-term liabilities section of our consolidated balance sheet. See Note 11 for a further discussion of IHFC.

Inter-Company net sales elimination represents the elimination of wholesale sales to our Company-owned BFD stores. Inter-company income elimination represents the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the retail consumer.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

The following table presents segment information for each of the last three fiscal years:

	2009	2008	2007
Net Sales
Wholesale	$179,534	$242,094	$247,676
Retail	105,378	97,176	89,837
Inter-company elimination	(52,190)	(50,972)	(42,129)

Consolidated	$232,722	$288,298	$295,384

Income (loss) from Operations
Wholesale	$(9,100)	$(3,105)	$(964)
Retail	(8,131)	(10,306)	(11,326)
Inter-company elimination	1,077	(35)	234
Income from CDSOA	1,627	2,122	2,135
Restructuring, asset impairment charges and unusual gains, net
Wholesale	(2,028)	(2,446)	(4,569)
Retail	(959)	(624)	(975)
Proxy defense costs	—	(1,418)	—
Lease exit costs	(2,434)	(642)	(2,297)
LRG settlement and debt restructuring	—	—	(2,154)

Consolidated loss from operations	$(19,948)	$(16,454)	$(19,916)

Depreciation and Amortization
Wholesale	$2,633	$4,008	$5,570
Retail	2,730	2,383	1,706
Investments/real estate	1,241	1,698	1,813

Consolidated	$6,604	$8,089	$9,089

Capital Expenditures
Wholesale	$486	$893	$1,818
Retail	608	3,809	3,619
Investments/real estate	2	858	482

Consolidated	$1,096	$5,560	$5,919

Identifiable Assets
Wholesale	$119,475	$126,619	$149,627
Retail	53,030	53,775	52,624
Investments/real estate	43,724	64,648	108,452

Consolidated	$216,229	$245,042	$310,703

A breakdown of wholesale sales by product category for each of the last three fiscal years is provided below:

	2009	2008	2007
Wood	50%	54%	56%
Upholstery	50%	46%	44%

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

21.	Quarterly Results of Operations (unaudited)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(1)	(2)	(3)	(4)
Net sales	$57,811	$57,718	$57,670	$59,523
Gross profit	24,143	25,033	25,986	27,678
Net income (loss)	(11,963)	(9,856)	(3,446)	2,566
Basic earnings (loss) per share	(1.05)	(0.87)	(0.30)	0.22
Diluted earnings (loss) per share	(1.05)	(0.87)	(0.30)	0.22

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(5)	(6)	(7)	(8)
Net sales	$81,599	$74,862	$70,159	$61,678
Gross profit	32,627	29,518	28,054	24,700
Net income (loss)	518	(391)	(2,652)	(37,830)
Basic earnings (loss) per share	0.04	(0.03)	(0.23)	(3.24)
Diluted earnings (loss) per share	0.04	(0.03)	(0.23)	(3.24)

(1)	Includes a $1,255 charge for the other than temporary impairment of our marketable securities portfolio. See Note 8 for further details. See Note 2 regarding the effects of additional charges pertaining to a restatement of the quarter ended February 28, 2009.
(2)	Includes $1,068 of impairment charges and lease exit charges of $285 related to the closure of two retail stores and the retail office. See Note 16 for further details.
(3)	Includes $1,777 of lease exit costs associated with the closure of two retail stores. See note 16 for further details.
(4)	Includes $1,067 of impairment, severance and other restructuring costs associated with the closure of our fiberboard manufacturing facility, $372 of additional lease termination costs resulting from revisions to previous estimates, a $532 charge related to the impairment of goodwill, and $1,627 of income associated with the Continued Dumping & Subsidy Offset Act. See Notes 9 and 16 for further details.
(5)	Includes 14 weeks as fiscal 2008 consists of 53 weeks.
(6)	Includes $1,418 for costs associated with the proxy contest with Costa Brava Partnership III L.P., a $384 impairment charge associated with the closure of a corporate retail store and a $1,342 gain on the sale of our airplane. See Note 16 for further details.
(7)	Includes impairment charges of $240 and lease exit charges of $642 related to the closure of a corporate retail store. See Note 16 for further details.
(8)	Includes $3,788 of impairment charges for goodwill and other intangibles, a $3,097 charge for the other than temporary impairment of our marketable securities portfolio, a $23,383 tax charge to write-off substantially all of our deferred tax assets and income of $2,122 associated with the Continued Dumping & Subsidy Offset Act. See Notes 8, 9 and 16 for further details.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CAO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CAO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Accounting Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 28, 2009 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 28, 2009, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting.

As previously disclosed under Item 9A of our Annual Report on Form 10-K for the year ended November 29, 2008, our assessment of internal control over financial reporting as of that date identified a material weakness in that our management control processes were not sufficient to ensure that certain non-routine accounting estimates and other transactions were accounted for correctly. During the year ended November 28, 2009, we have implemented the following changes in our internal controls over financial reporting in order to remediate this deficiency:

•

Reassessment of the assumptions used in certain accounting estimates. We now continually challenge all assumptions inherent in our significant judgmental accounting estimates to ensure that those assumptions are reasonable based on the current environment and supportable within the current accounting literature. We also ensure a second level review is conducted for all such accounting estimates.

•

Proactive review for other new or changed non-routine transactions and challenge of the accounting prior to the commencement of the period end closing process. We now proactively review for new non-routine transactions and for non-routine transactions that may require an accounting process change due to new accounting pronouncements, changes in the business environment or changes in the Company. As business, regulatory and other matters evolve, we now consult with our independent registered public accountant, other third party advisors, or the audit committee to ensure issues with accounting and financial reporting implications are addressed on a timely basis.

Except as noted above in connection with the remediation of the previously identified material weakness, there have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information to be contained in the Proxy Statement under the captions “Election of Directors”, “The Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference thereto. Please see section entitled “Executive Officers of the Registrant” in Item 4b of Part I of this report for information concerning executive officers.

The Registrant has a code of ethics that applies to all of its employees, officers and directors. The code of ethics is available on the Registrant’s website at www.bassettfurniture.com and the Registrant will post any amendments to, or waivers, from, the code of ethics on that website.

ITEM 11.	EXECUTIVE COMPENSATION

The information to be contained in the Proxy Statement under the captions “Organization, Compensation and Nominating Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation” is incorporated herein by reference thereto.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be contained in the Proxy Statement under the headings “Principal Stockholders and Holdings of Management” and “Equity Compensation Plan Information” is incorporated herein by reference thereto.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information to be included in the Proxy Statement under the captions “Board and Board Committee Information” and “Other Transactions” is incorporated herein by reference thereto.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be contained in the Proxy Statement under the caption “Audit and Other Fees” is incorporated herein by reference thereto.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	International Home Furnishings Center, Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended October 31, 2009, 2008 and 2007.

	(2)	Financial Statement Schedule:
Schedule II—Analysis of Valuation and Qualifying Accounts for the years ended November 28, 2009, November 29, 2008 and November 24, 2007

	(3)	Listing of Exhibits

		3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

		3B.	Amendment to By-laws including By-laws as amended to date is incorporated herein by reference to Form 8-K filed on December 21, 2004.

		4.	Second Amendment and Waiver to Third Amended and Restated Credit Agreement and Omnibus Amendment to Guaranty and Note Purchase Agreements is incorporated herein by reference to Form 10-Q for the fiscal quarter ended August 29, 2009

		4A.	Amended and Restated Credit Agreement and General Security Agreement with Branch Banking & Trust Company dated October 31, 2007. Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

		**10A.	Bassett 1993 Long Term Incentive Stock Option Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no.33-52405) filed on February 25, 1994.

		**10B.	Bassett Executive Deferred Compensation Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		**10C.	Bassett Supplemental Retirement Income Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		**10D.	Bassett 1993 Stock Plan for Non-Employee Directors as amended is incorporated herein by reference to Form 10-K for the fiscal year ended November 25, 2000.

		**10E.	Bassett 1997 Employee Stock Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no. 333-60327) filed on July 31, 1998.

		**10F.	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Plan is incorporated herein by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on January 28, 2005.

		**10G.	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Form Grant Letter for Restricted Stock Award is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		**10H.	Bassett Furniture Directors Compensation is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		**10I.	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Stock Option Award Agreement is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

**10J.	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Grant Letter for Restricted Stock Award is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

21.	List of subsidiaries of the Registrant

23A.	Consent of Independent Registered Public Accounting Firm

23B.	Consent of Independent Registered Public Accounting Firm

31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31B.	Certification of J. Michael Daniel, Vice President and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32B.	Certification of J. Michael Daniel, Vice President and Chief Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/S/ ROBERT H. SPILMAN, JR.	Date: February 11, 2010
Robert H. Spilman, Jr. President and Chief Executive Officer Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ PAUL FULTON	Date: February 11, 2010
Paul Fulton Chairman of the Board of Directors

By:	/S/ PETER W. BROWN	Date: February 11, 2010
Peter W. Brown Director

By:	/S/ HOWARD H. HAWORTH	Date: February 11, 2010
Howard H. Haworth Director

By:	/S/ GEORGE W. HENDERSON, III	Date: February 11, 2010
George W. Henderson, III Director

By:	/S/ KRISTINA K. HERBIG	Date: February 11, 2010
Kristina K. Herbig Director

By:	/S/ DALE C. POND	Date: February 11, 2010
Dale C. Pond Director

By:	/S/ WILLIAM C. WAMPLER, JR.	Date: February 11, 2010
William C. Wampler, Jr. Director

By:	/S/ WILLIAM C. WARDEN, JR.	Date: February 11, 2010
William C. Warden, Jr. Director

By:	/S/ J. MICHAEL DANIEL	Date: February 11, 2010
J. Michael Daniel Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

International Home Furnishings Center, Inc.

and Subsidiaries

Consolidated Financial Statements

Years Ended October 31, 2009, 2008 and 2007

International Home Furnishings Center, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

International Home Furnishings Center, Inc.

High Point, North Carolina

We have audited the accompanying consolidated balance sheets of International Home Furnishings Center, Inc. and Subsidiaries as of October 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended October 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Home Furnishings Center, Inc. and Subsidiaries at October 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

High Point, North Carolina

January 13, 2010

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

October 31, 2009 and 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,856,903	$7,308,662
Restricted cash	143,750	143,750
Receivables
Trade (net of allowance for doubtful accounts of $486,205 and $275,000 at October 31, 2009 and 2008, respectively)	1,717,526	2,211,150
Current portion of deferred rental income receivable (net of allowance for doubtful accounts of $60,000 and $0 at October 31, 2009 and 2008, respectively)	92,018	88,328
Deferred income tax benefit	1,579,000	2,904,000
Prepaid income taxes	5,085,000	1,025,000
Prepaid expenses	527,463	560,971

TOTAL CURRENT ASSETS	21,001,660	14,241,861

PROPERTY AND EQUIPMENT, at cost
Land and land improvements	3,640,498	3,640,498
Buildings, exclusive of theater complex	100,500,465	100,078,381
Furniture and equipment	5,170,823	4,921,136
Construction-in-progress	1,626	—

	109,313,412	108,640,015
Accumulated depreciation	(68,936,742)	(65,461,161)

	40,376,670	43,178,854

OTHER ASSETS
Prepaid rent	544,304	587,559
Deferred rental income receivable	2,377,793	373,296
Deferred income tax benefit	—	2,238,000
Deferred financing costs (net of accumulated amortization of $659,341 and $497,608 at October 31, 2009 and 2008, respectively)	149,342	311,075

	3,071,439	3,509,930

TOTAL ASSETS	$64,449,769	$60,930,645

LIABILITIES LESS STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$1,128,074	$1,390,549
Accrued property taxes	2,533,975	2,545,845
Other accrued expenses	642,701	1,016,621
Rents received in advance	5,065,871	7,253,348

TOTAL CURRENT LIABILITIES	9,370,621	12,206,363

LONG-TERM LIABILITIES
Long-term debt	108,000,000	108,000,000
Deferred income tax liability	1,934,000	—
Supplemental retirement benefits	3,018,538	2,378,042
Postretirement health benefits	46,978	106,677

	112,999,516	110,484,719

COMMITMENTS (Notes F and J)
STOCKHOLDERS’ DEFICIT
Common stock, $5 par value, 1,000,000 shares authorized, 481,628 shares issued in 2009 and 2008	2,408,140	2,408,140
Additional paid-in capital	154,592	154,592
Accumulated deficit	(60,221,729)	(64,263,492)
Accumulated other comprehensive loss	(261,371)	(59,677)

	(57,920,368)	(61,760,437)

TOTAL LIABILITIES LESS STOCKHOLDERS’ DEFICIT	$64,449,769	$60,930,645

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended October 31, 2009, 2008 and 2007

	2009	2008	2007
OPERATING REVENUES
Rental income	$36,302,019	$39,883,874	$40,750,253
Other revenues	4,315,920	5,833,716	6,338,592

TOTAL OPERATING REVENUES	40,617,939	45,717,590	47,088,845

OPERATING EXPENSES
Compensation and benefits	5,518,351	6,110,479	5,598,026
Market and promotional	1,925,053	2,652,678	2,634,814
Maintenance and building costs	1,222,753	1,782,722	1,966,684
Depreciation expense	3,481,055	3,447,542	3,160,454
Rent	180,895	163,689	163,689
Property taxes and insurance	3,460,449	3,466,176	3,258,439
Utilities	1,773,350	1,921,799	1,996,604
Other postretirement employee benefit curtailment gain	(83,753)	(3,107,275)	—
Other operating costs	1,470,237	1,254,887	626,617

TOTAL OPERATING EXPENSES	18,948,390	17,692,697	19,405,327

INCOME FROM OPERATIONS	21,669,549	28,024,893	27,683,518

NONOPERATING INCOME (EXPENSE)
Interest income	93,514	123,604	187,760
Interest expense	(5,348,299)	(5,487,815)	(5,451,569)

TOTAL NONOPERATING EXPENSES	(5,254,785)	(5,364,211)	(5,263,809)

INCOME BEFORE INCOME TAXES	16,414,764	22,660,682	22,419,709
PROVISION FOR INCOME TAXES	6,373,000	8,948,000	8,850,000

NET INCOME	$10,041,764	$13,712,682	$13,569,709

BASIC EARNINGS PER COMMON SHARE	$20.85	$28.47	$28.17

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	481,628	481,628	481,628

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended October 31, 2009, 2008 and 2007

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE (DEFICIT), OCTOBER 31, 2006	$2,408,140	$154,592	$(65,545,879)	$(83,369)	$(63,066,516)
Dividends paid ($26.992 per common share)	—	—	(13,000,002)	—	(13,000,002)
Comprehensive income:
Net income	—	—	13,569,709	—	13,569,709
Other comprehensive income:
Amount related to minimum pension liability (net of deferred tax of $46,000)	—	—	—	72,048	72,048

Total comprehensive income					13,641,757

Adjustment to initially apply pension accounting changes (net of deferred tax of $143,000)	—	—	—	(223,277)	(223,277)

BALANCE (DEFICIT), OCTOBER 31, 2007	2,408,140	154,592	(64,976,172)	(234,598)	(62,648,038)

Dividends paid ($26.992 per common share)	—	—	(13,000,002)	—	(13,000,002)
Comprehensive income:
Net income	—	—	13,712,682	—	13,712,682
Other comprehensive income:
Amount related to minimum pension liability (net of deferred tax of $112,000)	—	—	—	174,921	174,921

Total comprehensive income					13,887,603

BALANCE (DEFICIT), OCTOBER 31, 2008	2,408,140	154,592	(64,263,492)	(59,677)	(61,760,437)

Dividends paid ($12.458 per common share)	—	—	(6,000,001)	—	(6,000,001)
Comprehensive income:
Net income	—	—	10,041,764	—	10,041,764
Other comprehensive income:
Amount related to minimum pension liability (net of deferred tax of $129,000)	—	—	—	(201,694)	(201,694)

Total comprehensive income					9,840,070

BALANCE (DEFICIT), OCTOBER 31, 2009	$2,408,140	$154,592	$(60,221,729)	$(261,371)	$(57,920,368)

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 2009, 2008 and 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,041,764	$13,712,682	$13,569,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,681,909	3,648,840	3,361,308
Provision for losses on accounts receivable	708,000	380,878	22,308
(Gain) loss on disposal of property and equipment	158	—	(16,979)
Supplemental retirement benefits expense	388,678	329,360	329,019
Postretirement health benefits expense	—	150,277	317,669
Postretirement employee benefit curtailment gain	(83,753)	(3,107,275)	—
Deferred income taxes	5,626,000	1,757,000	299,000
Change in assets and liabilities
(Increase) decrease in trade and interest receivables	(214,376)	(624,561)	410,534
Increase in deferred rental income receivable	(2,008,187)	(461,624)	—
Increase in prepaid income taxes	(4,060,000)	(1,025,000)	—
(Increase) decrease in prepaid expenses	33,508	16,412	(25,841)
Increase (decrease) in accounts payable and accrued expenses	(406,011)	858,394	(953,017)
Decrease in rents received in advance	(2,187,477)	(2,729,061)	(2,433,893)
Decrease in income taxes payable	—	(1,275,539)	(1,024,651)
Decrease in supplemental retirement benefits	(78,876)	(78,876)	(78,876)
Decrease in postretirement health benefits	(90,645)	(76,213)	(96,252)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,350,692	11,475,694	13,680,038

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and construction of property and equipment	(802,450)	(2,471,709)	(3,248,001)
Purchases of short-term investments	—	(5,659,992)	(15,582,606)
Proceeds from sales of short-term investments	—	6,581,315	15,703,028

NET CASH USED BY INVESTING ACTIVITIES	(802,450)	(1,550,386)	(3,127,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	—	(11,000,000)	(11,000,000)
Proceeds from long-term debt	—	12,000,000	12,000,000
Dividends paid	(6,000,001)	(13,000,002)	(13,000,002)

NET CASH USED BY FINANCING ACTIVITIES	(6,000,001)	(12,000,002)	(12,000,002)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,548,241	(2,074,694)	(1,447,543)
CASH AND CASH EQUIVALENTS, BEGINNING	7,308,662	9,383,356	10,830,899

CASH AND CASH EQUIVALENTS, ENDING	$11,856,903	$7,308,662	$9,383,356

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 2009, 2008 and 2007

	2009	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$4,960,000	$9,327,820	$9,575,651
Interest, net of amount capitalized	5,208,666	5,056,358	5,287,791
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for acquisition of property and equipment	$—	$127,555	$87,735

Increase (decrease) in accrued minimum pension liability	$330,694	$(286,921)	$247,229

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009, 2008 and 2007

NOTE A - DESCRIPTION OF BUSINESS

International Home Furnishings Center, Inc. and its wholly-owned subsidiaries, IHFC Holdings, LLC and IHFC Properties, LLC, (collectively, the “Company”) are the lessors of permanent exhibition space to furniture and accessory manufacturers which are headquartered throughout the United States and in many foreign countries. This exhibition space, located in High Point, North Carolina, is used by the Home Furnishings Industry to showcase its products at the International Home Furnishings Market (the “Market”) held each April and October. The details of the operating leases with the Company’s tenants are described in Note G.

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

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2009, 2008 and 2007

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Receivables

Trade accounts receivable and deferred rental income receivable are evaluated to determine the collectability of existing accounts and the adjustment, if any, required to the allowance for doubtful accounts. Adjustment to the allowance is based on such factors as historical bad debt expense, the aging of accounts and prevailing economic conditions. Specific accounts deemed uncollectable by an evaluation of a customer’s ability to pay (e.g., bankruptcy filing) and changes in the aging are charged against the allowance account as necessary.

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

Pursuant to the financial accounting standard relating to impairment and disposal of long-lived assets, the Company periodically reviews long-lived assets and when indications of impairment exist, and if the value of the assets is impaired, an impairment loss would be recognized.

Deferred Financing Costs

Costs associated with obtaining long-term financing have been deferred and are being amortized to interest expense on the interest method over the term of the related debt. Amortization of deferred financing costs during the years ended October 31, 2009, 2008 and 2007 was $161,733, $162,177 and $161,734, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2009, 2008 and 2007

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related to temporary differences between the reported amounts of assets and liabilities and their tax bases. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company provides valuation allowances against net deferred tax assets for amounts that are not considered more likely than not to be realized.

Earnings Per Common Share

The Company calculates earnings per common share using the weighted average number of shares outstanding during the year after determining whether or not potential dilutive items are present. Dilution would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The Company has no potential common shares.

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

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2009, 2008 and 2007

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Postretirement Health Benefits

During 2008, the Company began the process of eliminating its medical plan for retired employees. All those retirees eligible and participating in the federal Medicare program had their benefits terminated effective July 31, 2008. Those retirees eligible, but not participating in Medicare Part B on July 31, 2008, were terminated from the Company plan on July 31, 2009. In conjunction with the elimination of the Company-provided medical benefits, a Healthcare Reimbursement Arrangement (“HRA”) was established to provide financial assistance to obtain supplemental coverage for those eligible for Medicare. During 2009, those retirees in the age 62 to 65 charts were provided an HRA account to provide for the purchase of individual coverage or provide financial assistance to pay for deductibles. These HRA accounts are capped at $10,000 per retiree eligible for Medicare and $6,589 for those not eligible. The liability recognized in the balance sheets under the caption “Postretirement health benefits” was $46,978 exclusive of the current portion of $55,525 at October 31, 2009, and $106,677 exclusive of the current portion of $170,224 at October 31, 2008.

Fair Value of Financial Instruments

Cash and cash equilivalents, restricted cash, trade receivables, trade payables, accrued property taxes, other accrued expenses, and income taxes payable approximate fair value because of the short maturities of these instruments. Variable rate long-term debt approximates fair value because of its floating rate terms. While fixed rate long-term debt approximates fair value because the interest rate approximates current rates prevalent in the market for loans of similar terms and risks, securitized commercial loans of this type are no longer available. Although the Company does not need additional financing at this time, the severe dislocations and liquidity disruptions in the credit markets indicate less favorable terms than the existing debt. The current fixed rate loan matures on November 1, 2010.

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

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2009, 2008 and 2007

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

As allowed under generally accepted accounting principles, the Company has elected to defer application of new accounting and disclosure requirements related to the recognition and measurement of uncertainties in income taxes as of and for the year ended October 31, 2009. The Company continues to account for uncertain tax positions as contingencies whereby liabilities for uncertain tax positions are recognized in the combined financial statements when it becomes probable a liability has been incurred and the amount can be reasonably estimated. The Company will be required to change its method of accounting for uncertain tax positions for the year ended October 31, 2010. The Company has not yet determined the effects this accounting method change will have on its consolidated financial statements.

Subsequent Events

The Company evaluated the effect subsequent events would have on the financial statements through January 13, 2010, which is the date the financial statements were issued.

NOTE C - LONG-TERM DEBT

Long-term debt consists of the following at October 31, 2009 and 2008:

	2009	2008
Natixis Real Estate Capital, Inc.
Revolving credit agreement with a maximum availability of $25,000,000, maturing on November 1, 2010. Interest is payable monthly at the LIBOR rate plus .6% (approximately .85% at October 31, 2009).	$8,000,000	$8,000,000
Term loan payable with interest-only payments due monthly at 4.99%. All principal and unpaid interest is payable in full on November 1, 2010.	100,000,000	100,000,000

	108,000,000	108,000,000
Less current maturities	—	—

	$108,000,000	$108,000,000

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2009, 2008 and 2007

NOTE C - LONG-TERM DEBT (Continued)

The loans payable to Natixis Real Estate Capital, Inc. are secured by substantially all of the Company’s real estate and a security interest in the Company’s restricted cash account. The term loan requires that the Company maintain compliance with certain financial ratios. The Company was in compliance with these covenants at October 31, 2009 and 2008.

Interest costs for the years ended October 31, 2008 and 2007 in the amount of $14,763 and $17,667, respectively, were capitalized as part of building construction costs. No interest was capitalized for the year ended October 31, 2009.

NOTE D - INCOME TAXES

The provision for income taxes consists of the following for the years ended October 31, 2009, 2008 and 2007:

	2009	2008	2007
Federal:
Current	$616,000	$5,942,000	$7,052,000
Deferred	4,618,000	1,557,000	247,000

	5,234,000	7,499,000	7,299,000

State:
Current	131,000	1,249,000	1,499,000
Deferred	1,008,000	200,000	52,000

	1,139,000	1,449,000	1,551,000

TOTAL	$6,373,000	$8,948,000	$8,850,000

A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

	2009	2008	2007
Income taxes computed at the federal statutory rate	$5,746,000	$7,931,000	$7,847,000
State taxes, net of federal benefit	736,000	1,016,000	1,005,000
Other, net	(109,000)	1,000	(2,000)

	$6,373,000	$8,948,000	$8,850,000

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2009, 2008 and 2007

NOTE D - INCOME TAXES (Continued)

The components of deferred income taxes consist of the following:

	2009	2008
Deferred income tax assets:
Rents received in advance	$2,007,000	$2,864,000
Allowance for doubtful accounts	216,000	109,000
Depreciation	—	873,000
Postretirement benefits	41,000	109,000
Supplemental retirement benefits	1,633,000	1,363,000

TOTAL DEFERRED TAX ASSETS	3,897,000	5,318,000

Deferred income tax liabilities:
Depreciation	3,454,000	—
Deferred rent receivable	798,000	176,000

TOTAL DEFERRED TAX LIABILITIES	4,252,000	176,000

TOTAL NET DEFERRED TAX ASSETS (LIABILITIES)	$(355,000)	$5,142,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of October 31, 2009, based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2009, 2008 and 2007

NOTE E - COMMITMENTS AND CONTINGENCIES

Land Lease

During 1975, the Company completed construction of an eleven-story exhibition building. The building is constructed on land leased from the City of High Point, North Carolina under a noncancelable lease. The lease is for an initial term of fifty years with three options to renew for periods of ten years each and a final renewal option for nineteen years. Annual rental under the lease is $180,895 as of October 31, 2009 and is subject to adjustment at the end of each five-year period, such adjustment being computed as defined in the lease agreement. The most recent adjustment was effective November 1, 2009. As part of the lease, the Company constructed a theater complex for public use and office space for use by the City of High Point on the lower levels of the building. Annual rental payments over the initial fifty-year lease term are being reduced by $39,121, which represents amortization of the cost of the theater and office complex. The unamortized cost of the theater and office complex is reported on the consolidated balance sheet as prepaid rent. At the termination of the lease, the building becomes property of the City of High Point. Under the terms of the lease, the Company is responsible for all expenses applicable to the exhibition portion of the building. The City of High Point is responsible for all expenses applicable to the theater and office complex.

Future minimum lease payments due under the terms of the lease are as follows:

Year Ending October 31,
2010	$141,774
2011	141,774
2012	141,774
2013	141,774
2014	141,774
Due after five years	1,216,894

$1,925,764

Other Commitments

The Company has entered into a noncancelable elevator maintenance contract that expires December 31, 2013. The contract requires monthly payments of $20,321, with a 5% annual escalation cap over the life of the contract.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2009, 2008 and 2007

NOTE E - COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies

Accounting for conditional asset retirement obligations, requires that the Company evaluate its assets to determine the existence of future liabilities resulting from statutory or contractual responsibilities. As of October 31, 2009, the Company was unable to estimate the range of settlement dates and the related probabilities for certain asbestos remediation asset retirement obligations (AROs). These conditional AROs are primarily related to fireproofing material containing asbestos installed in portions of its skeletal steel in one exhibition building totaling approximately 376,000 square feet. The asbestos is not subject to abatement unless the building is either demolished or the Company undertakes major renovations. Because these conditional obligations have indeterminate settlement dates, the Company could not develop a reasonable estimate of their fair values. The Company will continue to assess its ability to estimate fair values at each future reporting date. The liability will be recognized once sufficient information becomes available.

NOTE F - PENSION AND POSTRETIREMENT BENEFIT PLANS

Postretirement Healthcare Benefit - Curtailment

During 2008, the Company notified participants in its postretirement medical plan that benefits would terminate for most participants effective July 31, 2008. For those participants not fully enrolled in the appropriate parts of Medicare, benefits terminated July 31, 2009 and for those in the age chart of 62 to 65, benefits will terminate when they attain age 65. In connection with this curtailment, the Company recorded curtailment gains of $83,753 and $3,107,275, respectively, in its accompanying Consolidated Statements of Income for fiscal 2009 and 2008.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2009, 2008 and 2007

NOTE F - PENSION AND POSTRETIREMENT BENEFIT PLANS (Continued)

Summarized information for the Company’s defined benefit plans and post retirement healthcare plan is as follows:

	Supplemental Retirement Plans		Postretirement Healthcare Benefits
	2009	2008	2009	2008
Reconciliation of benefit obligation
Obligation at November 1	$2,456,918	$2,493,355	$276,901	$3,310,112
Service cost	251,740	166,779	—	66,775
Interest cost	144,852	147,038	—	83,251
Curtailment gain	—	—	(83,753)	(3,107,275)
Actuarial (gain) loss	322,780	(271,378)	—	251
Benefit payments	(78,876)	(78,876)	(90,645)	(76,213)

Obligation at October 31	$3,097,414	$2,456,918	$102,503	$276,901

Reconciliation of fair value of plan assets
Fair value of plan assets at November 1	$—	$—	$—	$—
Employer contributions	78,876	78,876	90,645	76,213
Benefit payments	(78,876)	(78,876)	(90,645)	(76,213)

Fair value of plan assets at October 31	$—	$—	$—	$—

Funded status
Funded status at October 31	$(3,097,414)	$(2,456,918)	$(102,503)	$(276,901)

Net amount recognized	$(3,097,414)	$(2,456,918)	$(102,503)	$(276,901)

Amounts recognized in balance sheets
Current liabilities	$(78,876)	$(78,876)	$(55,525)	$(170,224)
Noncurrent liabilities	(3,018,538)	(2,378,042)	(46,978)	(106,677)

Net amount recognized	$(3,097,414)	$(2,456,918)	$(102,503)	$(276,901)

Amounts recognized in accumulated other comprehensive loss, net of tax
Transition asset	$(38,616)	$(43,444)	$—	$—
Actuarial loss	299,987	103,121	—	—

Net amount recognized	$261,371	$59,677	$—	$—

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2009, 2008 and 2007

NOTE F - PENSION AND POSTRETIREMENT BENEFIT PLANS (Continued)

The net periodic benefit cost for the plans includes the following components:

	Supplemental Retirement Plans			Postretirement Healthcare Benefits
	2009	2008	2007	2009	2008	2007
Service cost	$251,740	$166,779	$156,969	$—	$66,775	$131,296
Interest cost	144,852	147,038	135,748	—	83,251	186,373
Amortization of net transition obligation	(7,914)	(7,914)	(7,914)	—	—	—
Amortization of unrecognized loss	—	23,457	44,216	—	251	—

Net periodic benefit cost	$388,678	$329,360	$329,019	$—	$150,277	$317,669

The following amounts represent the benefit payments, which reflect expected future service expected to be paid during the ten-year period ended October 31, 2019:

Supplemental Retirement Plan		Postretirement Healthcare Benefits
2010	$78,876	2010	$55,525
2011	122,201	2011	46,978
2012	205,464	2012	—
2013	273,288	2013	—
2014	273,288	2014	—
2015-2019	2,686,672	2015-2019	—

Because the plans are unfunded, the Company’s expected contributions are equal to the benefit payment schedules above.

The weighted average actuarial assumptions used to determine benefit obligations for the plans are as follows:

	Supplemental Retirement Plan			Postretirement Healthcare Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	5.5%	6.0%	6.0%	N/A	6.0%	6.0%
Rate of salary increase	5.0	5.0	5.0	N/A	N/A	N/A
Rate of inflation	N/A	N/A	N/A	N/A	3.5	3.5
Rate of healthcare inflation	N/A	N/A	N/A	N/A	6.0-9.0	6.0-9.0

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost in 2010 are as follows:

Transition asset	$(7,901)
Actuarial loss	44,241

$36,340

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2009, 2008 and 2007

NOTE F - PENSION AND POSTRETIREMENT BENEFIT PLANS (Continued)

Amounts expensed under the Company’s 401(k) qualified retirement plan amounted to $173,586, $189,232 and $182,224 for the years ended October 31, 2009, 2008 and 2007, respectively.

NOTE G - RENTALS UNDER OPERATING LEASES

The Company’s operations consist principally of leasing exhibition space. Properties on operating leases compose substantially all of the asset “buildings exclusive of theater complex” on the consolidated balance sheets. Leases are typically for five-year periods and contain provisions to escalate rentals based upon changes in the consumer price index, fixed step percentage increases or increases in certain operating expenses. The operating expenses covered by these escalation terms include ad valorem taxes, utility rates and charges, minimum wage imposed by federal and state governments, maintenance contracts for elevators and air conditioning, maintenance of common areas, social security payments, increases resulting from collective bargaining contracts, if any, and such similar charges and rates required by operating the Company. Tenants normally renew their leases.

The following is a schedule of minimum future rentals under noncancelable operating leases as of October 31, 2009, exclusive of amounts due under escalation provisions of lease agreements:

Year Ending October 31,
2010	$26,342,935
2011	21,694,649
2012	16,241,489
2013	9,501,458
2014	3,278,029
Thereafter	458,920

Total minimum future rentals	$77,517,480

Rental income includes contingent rentals under escalation provisions of leases of $1,301,376, $1,958,574 and $1,689,065 for the years ended October 31, 2009, 2008 and 2007, respectively.

The Company leases exhibition space to one of the Company’s stockholders. Rental income from this related party amounted to $245,528, $246,922 and $367,334 for the years ended October 31, 2009, 2008 and 2007, respectively.

NOTE H - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits and trade accounts receivable from customers predominantly in the home furnishings industry. As of October 31, 2009, the Company’s bank balances exceeded federally insured limits by $11,196,238. The Company’s trade accounts receivable are generally collateralized by merchandise in leased exhibition spaces which is in the Company’s possession.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2009, 2008 and 2007

NOTE I - STOCKHOLDERS’ DEFICIT

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

NOTE J - SUBSEQUENT EVENT

On November 17, 2009, the Board of Directors authorized a payment of a cash dividend totaling $2,000,000 on November 25, 2009 to stockholders of record as of November 1, 2009. In addition, on November 17, 2009, the Board of Directors authorized the engagement on a non-exclusive basis of Grandbridge Real Estate Capital to pursue the refinancing of the Company’s long-term debt.

Bassett Furniture Industries, Incorporated

Schedule II

Analysis of Valuation and Qualifying Accounts

For the Years Ended November 28, 2009, November 29, 2008 and November 24, 2007

(amounts in thousands)

	Balance Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Other		Balance End of Period
For the Year Ended November 24, 2007:
Reserve deducted from assets to which it applies
Allowance for doubtful accounts	$5,746	$3,852	$(1,937)	$—		$7,661

Notes receivable valuation reserves	$2,855	$917	$(1,155)	$—		$2,617

Lease/Loan guarantee reserves	$410	$326	$(308)	$—		$428

Restructuring reserve	$29	$960	$(857)	$—		$132

Lease exit costs	$—	$2,360	$(198)	$—		$2,162

Income tax valuation allowance	$1,406	$(359)	$—	$—		$1,047

For the Year Ended November 29, 2008:
Reserve deducted from assets to which it applies
Allowance for doubtful accounts	$7,661	$9,869	$(5,896)	$(3,647	)(2)	$7,987

Notes receivable valuation reserves	$2,617	$1,900	$(350)	$2,429	(2)	$6,596

Lease/Loan guarantee reserves	$428	$527	$(168)	$1,218	(2)	$2,005

Restructuring reserve	$132	$—	$(132)	$—		$—

Lease exit costs	$2,162	$1,113	$(950)	$—		$2,325

Income tax valuation allowance	$1,047	$23,383	$—	$—		$24,430

For the Year Ended November 28, 2009:
Reserve deducted from assets to which it applies
Allowance for doubtful accounts	$7,987	$8,908	$(6,138)	$—		$10,757

Notes receivable valuation reserves	$6,596	$6,297	$(3,943)	$—		$8,950

Lease/Loan guarantee reserves	$2,005	$2,840	$(1,479)	$—		$3,366

Restructuring reserve	$—	$902	$(367)	$—		$535

Lease exit costs	$2,325	$2,882	$(1,708)	$—		$3,499

Income tax valuation allowance	$24,430	$9,553	$—	$(980	)(3)	$33,003

(1)	Deductions are for the purpose for which the reserve was created.
(2)	Represents reclass of the allowance for doubtful accounts to notes receivable valuation reserves and lease/loan guarantee reserves.
(3)	Represents reserve reduction recorded as part of accumulated other comprehensive income (loss).