Form 10-Q
period 2010-02-27
BASSETT FURNITURE INDUSTRIES INC
filed 2010-04-08
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2010

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

At March 31, 2010, 11,465,317 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM		PAGE

	PART I—FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of February 27, 2010 (unaudited) and November 28, 2009 and for the quarters ended February 27, 2010 (unaudited) and February 28, 2009 (unaudited)

	Condensed Consolidated Statements of Operations and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

3.	Quantitative and Qualitative Disclosures About Market Risk	34

4.	Controls and Procedures	34

	PART II—OTHER INFORMATION
1.	Legal Proceedings	36

2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

3.	Defaults Upon Senior Securities	36

6.	Exhibits	36

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED FEBRUARY 27, 2010 AND FEBRUARY 28, 2009—UNAUDITED

(In thousands except per share data)

	Quarter Ended
	February 27, 2010	February 28, 2009
Net sales	$52,891	$57,811
Cost of sales	27,148	33,668

Gross profit	25,743	24,143
Selling, general and administrative expenses excluding bad debt and notes receivable valuation charges	25,900	26,852
Bad debt and notes receivable valuation charges	2,715	5,892

Loss from operations	(2,872)	(8,601)
Other income (loss), net	1,228	(3,297)

Loss before income taxes	(1,644)	(11,898)
Income tax provision	(48)	(65)

Net loss	$(1,692)	$(11,963)
Retained earnings-beginning of period	50,461	73,160

Retained earnings-end of period	$48,769	$61,197

Basic and diluted loss per share	$(0.15)	$(1.05)

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION—CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 27, 2010 AND NOVEMBER 28, 2009

(In thousands)

	(Unaudited) February 27, 2010	November 28, 2009
Assets
Current assets
Cash and cash equivalents	$28,084	$23,221
Accounts receivable, net	28,868	34,605
Inventories	31,745	33,388
Other current assets	14,394	13,312

Total current assets	103,091	104,526

Property and equipment
Cost	152,899	152,153
Less accumulated depreciation	102,993	101,517

Property and equipment, net	49,906	50,636

Investments	14,860	14,931
Retail real estate	26,002	28,793
Notes receivable, net	8,907	8,309
Other	8,839	9,034

	58,608	61,067

Total assets	$211,605	$216,229

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,831	$14,711
Accrued compensation and benefits	4,826	6,490
Customer deposits	10,273	5,946
Other accrued liabilities	12,524	11,730
Bank debt	15,000	—
Current portion of real estate notes payable	12,850	4,393

Total current liabilities	68,304	43,270

Long-term liabilities
Post employment benefit obligations	10,743	10,841
Bank debt	—	15,000
Real estate notes payable	7,194	16,953
Distributions in excess of affiliate earnings	10,068	10,954
Other long-term liabilities	8,486	8,877

	36,491	62,625

Stockholders’ equity
Common stock	57,327	57,274
Retained earnings	48,769	50,461
Additional paid-in-capital	553	481
Accumulated other comprehensive income	161	2,118

Total stockholders’ equity	106,810	110,334

Total liabilities and stockholders’ equity	$211,605	$216,229

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION—CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED FEBRUARY 27, 2010 AND FEBRUARY 28, 2009—UNAUDITED

(In thousands)

	Quarter Ended
	February 27, 2010	February 28, 2009
Operating activities:
Net loss	$(1,692)	$(11,963)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,475	1,482
Equity in undistributed income (loss) of investments and unconsolidated affiliated companies	(842)	338
Provision for lease and loan guarantees	793	426
Provision for losses on accounts and notes receivable	2,715	5,892
Other than temporary impairment of investments	—	1,255
Realized income from investments	(2,169)	(104)
Payment to terminate lease	—	(400)
Other, net	198	51
Changes in operating assets and liabilities
Accounts receivable	2,216	(4,109)
Inventories	3,056	(498)
Other current assets	2,131	2,669
Accounts payable and accrued liabilities	(1,210)	(95)

Net cash provided by (used in) operating activities	6,671	(5,056)

Investing activities:
Purchases of property, equipment and real estate	(485)	(591)
Proceeds from sales of property and equipment	8	14
Acquisition of retail licensee stores, net of cash acquired	(177)	—
Proceeds from sales of investments	7,978	13,758
Purchases of investments	(7,728)	(858)
Dividends from affiliates	—	2,811
Net cash received on licensee notes	127	131
Other, net	—	8

Net cash provided by (used in) investing activities	(277)	15,273

Financing activities:
Net repayments under revolving credit facility	—	(1,000)
Repayments of real estate notes payable	(1,298)	(196)
Issuance of common stock	32	23
Repurchases of common stock	—	(75)
Cash dividends	—	(1,142)
Payments on other notes	(265)	—

Net cash used in financing activities	(1,531)	(2,390)

Change in cash and cash equivalents	4,863	7,827
Cash and cash equivalents—beginning of period	23,221	3,777

Cash and cash equivalents—end of period	$28,084	$11,604

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (“Bassett”, “we”, “our”, or the “Company”) and our majority owned subsidiaries of which we have operating control. The equity method of accounting is used for our investments in affiliated companies in which we exercise significant influence but do not maintain control.

For comparative purposes, certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

References to “ASC” included hereinafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board as the source of authoritative GAAP.

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

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the quarter ended February 27, 2010 are not necessarily indicative of results for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 28, 2009.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. During the fourth quarter of 2008, we established a valuation allowance against substantially all of our deferred tax assets as we were in a cumulative loss position for the preceding three years, which is considered significant negative evidence as to whether our deferred tax assets will be realized. For the quarters ended February 27, 2010 and February 28, 2009, no tax benefits on the losses generated were recorded since we remained in a cumulative loss position. The tax provision for the quarters ended February 27, 2010 and February 28, 2009 represents the accrual of income taxes to be paid in certain states and the accrual of penalties and interest associated with certain unrecognized tax benefits.

3. Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer.

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. Currently, there are four dealers where revenue is being recognized on a cost recovery basis. The following table details the total revenue and cost deferred for each period presented:

	Quarter ended
	February 27, 2010	February 28, 2009
Revenue deferred	$146	$2,789
Cost deferred	102	1,952

4. Accounts Receivable

Accounts receivable consists of the following:

	February 27, 2010	November 28, 2009
Gross accounts receivable	$36,669	$45,362
Allowance for doubtful accounts	(7,801)	(10,757)

Net accounts receivable	$28,868	$34,605

Activity in the allowance for doubtful accounts was as follows:

Balance, November 28, 2009	$10,757
Additions charged to expense	1,997
Write-offs	(4,953)

Balance, February 27, 2010	$7,801

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

Additions to the reserve charged to expense include $1,469 of bad debt charges recognized in the settlement of receivables owed by various licensees acquired during the first quarter of 2010 (see Note 10). Write-offs include $3,128 also related to the acquired licensees.

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

5. Inventories

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method.

Inventories were comprised of the following:

	February 27, 2010	November 28, 2009
Wholesale finished goods	$16,624	$19,519
Work in process	232	199
Raw materials and supplies	5,403	6,299
Retail merchandise	17,897	15,386

Total inventories on first-in, first-out method	40,156	41,403
LIFO adjustment	(6,459)	(6,161)
Reserve for excess and obsolete inventory	(1,952)	(1,854)

	$31,745	$33,388

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

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance, November 28, 2009	$1,465	$389	$1,854
Additions charged to expense	340	(10)	330
Write-offs	(205)	(27)	(232)

Balance, February 27, 2010	$1,600	$352	$1,952

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2010 and do not anticipate that our methodology is reasonably likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

6. Notes Receivable

Our notes receivable consist of the following:

	February 27, 2010	November 28, 2009
Notes receivable	$17,104	$19,411
Allowance for doubtful accounts and discounts on notes receivable	(7,449)	(8,950)

Notes receivable, net	9,655	10,461
Less: current portion of notes receivable	(748)	(2,152)

Long term notes receivable	$8,907	$8,309

Our notes receivable, which bear interest at rates ranging from 8.25% to 2%, consist primarily of amounts due from our licensees from loans made by the Company to help licensees fund their operations. Approximately 59% and 64% of our notes receivable represent conversions of past due accounts receivable at February 27, 2010 and November 28, 2009, respectively. At the inception of the note receivable, we determine whether the note bears a market rate of interest. A discount on the note is recorded if we determine that the note bears an interest rate below the market rate. We amortize the related note discount over the contractual term of the note and cease amortizing the discount to interest income when the present value of expected future cash flows is less than the carrying value of the note. Interest income on the notes, which is included in other income (loss), net, was $126 and $189 during the quarters ended February 27, 2010 and February 28, 2009, respectively.

The initial carrying value of the notes is determined using present value techniques which consider the fair market rate of interest based on the licensee’s risk profile and estimated cash flows to be received. The estimated fair value of our notes receivable portfolio at February 27, 2010 was $9,149. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

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

Activity in the allowance for doubtful accounts and discounts was as follows:

Balance, November 28, 2009	$8,950
Additions charged to expense	718
Write-offs	(2,180)
Amortization of discounts	(39)

Balance, February 27, 2010	$7,449

Additions charged to expense include $435 related to the settlement of a note receivable due from one of the licensees acquired during the first quarter of 2010 (see Note 10). Write-offs of $2,180 relate entirely to notes which had been owed by the acquired licensees, one of which had previously been fully reserved.

7. Unconsolidated Affiliated Companies

The International Home Furnishings Center (“IHFC”) owns and leases out floor space in a showroom facility in High Point, North Carolina. We owned 46.85% of IHFC at February 27, 2010 and November 28, 2009, and accounted for the investment using the equity method since we do not maintain operating control of IHFC. Our investment reflects a credit balance of $10,068 and $10,954 at February 27, 2010 and November 28, 2009, respectively, which is reflected in the liabilities section in the accompanying condensed consolidated balance sheets as “distributions in excess of affiliate earnings”. This negative book value resulted from IHFC’s previous refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners. We recorded income and received dividends from IHFC as follows:

	Quarter ended
	February 27, 2010	February 28, 2009
Income recorded	$886	$794
Dividends received	—	2,811

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

Summarized unaudited income statement information for IHFC for its first three months of 2010 and 2009, respectively, is as follows:

	2010	2009
Revenue	$8,431	$8,356
Operating income	5,321	5,021
Net income	1,891	1,696

In addition to our investment in IHFC, we have a 49% ownership interest in Zenith Freight Lines, LLC (“Zenith”). We recorded income (loss) from Zenith of $(18) and $60 for the quarters ended February 27, 2010 and February 28, 2009, respectively. No dividends were received in either period.

8. Real Estate Notes Payable and Other Long-Term Debt

Certain of our retail real estate properties have been financed through commercial mortgages with interest rates ranging from 6.73% to 9.18%. These mortgages are collateralized by the respective properties with net book values totaling approximately $29,169 and $29,279 at February 27, 2010, and November 28, 2009, respectively. The net book value of collateral property at February 27, 2010 includes a $4,175 receivable associated with our property located in Mt. Pleasant, SC which is payable to us by the state pursuant to an eminent domain condemnation and is therefore included in other current assets in the accompanying balance sheet as of February 27, 2010. The current portion of these mortgages, $12,850 and $4,393 as of February 27, 2010 and November 28, 2009, respectively, has been included as a current liability in the accompanying condensed consolidated balance sheets. The current portion at February 27, 2010 includes the entire $3,203 mortgage balance associated with the Mt. Pleasant property. The sale of the property to the state was closed subsequent to February 27, 2010 and the mortgage has been repaid out of the proceeds. The long-term portion, $7,194 and $16,953 as of February 27, 2010 and November 28, 2009, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets. The fair value of these mortgages was $19,588 and $20,784 at February 27, 2010 and November 28, 2009, respectively. In determining the fair value the Company utilized current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures, see Note 14.

Our revolving credit facility (as amended on October 6, 2009) contains, among other provisions, a minimum required level of Tangible Net Worth, as defined in the credit agreement, of $90,000 for 2010. It also provides for a variable interest rate of LIBOR plus 2.75% with a 4.25% minimum rate, and allows borrowings of up to $30,000. Borrowings under the facility, which matures November 30, 2010, totaled $15,000 at both February 27, 2010 and November 28, 2009, and are secured by a pledge of certain marketable securities and substantially all of our receivables and inventories. The Company has approximately $1,873 available for borrowing under the facility, after deducting amounts for outstanding letters of credit and guarantees under the licensee loan program. Subsequent to February 27, 2010, the entire outstanding balance on the facility was repaid. We believe the face value of the outstanding obligation under the facility approximates its fair value. The inputs into this fair value estimate reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

9. Comprehensive Income

The following table provides a summary of total comprehensive income (loss):

	Quarter ended
	February 27, 2010	February 28, 2009
Net loss	$(1,692)	$(11,963)
Other comprehensive income (loss):
Net change in unrealized holding gains & losses	(1,963)	10
Amortization associated with SERP Plan	6	6

Total comprehensive loss	$(3,649)	$(11,947)

The following table provides a summary of the changes in accumulated other comprehensive income (loss):

Balance at November 28, 2009	$2,118
Net change in unrealized holding gains & losses	(1,963)
Amortization associated with SERP Plan	6

Balance at February 27, 2010	$161

10. Licensee Acquisitions

As we continually monitor our business relationships with our licensees, we may determine from time to time that it is in our best interest to acquire a licensee’s operations in order to mitigate certain risks associated with the poor performance or potential failure of a licensee. Such risks include loss of receivables or underlying collateral, potential impairment of the value of our investments in real estate used by a licensee or exposure to contingent liabilities under lease guarantees, and potential harm to our market share and brand integrity within a licensee’s market. In addition, we are sometimes approached by our licensees to acquire all or certain stores operated by the licensee. We evaluate such opportunities considering, among other things, the viability of the market and our participation in the store real estate. During the three months ended February 27, 2010, we acquired 100% controlling interests in seven retail stores operated by five licensees in Maryland, Missouri, Illinois, New York, Alabama, and Mississippi. Five stores were acquired pursuant to foreclosure on the underlying assets subject to the terms of our security agreements with the licensees. Two stores were acquired from licensees following their requests for a buyout.

These acquisitions were accounted for in accordance with ASC Topic 805, Business Combinations. As required by ASC 805, the settlements of certain pre-existing relationships were excluded from the value of the consideration exchanged in the transactions, and gains or losses on such settlements were recognized. The primary relationships settled involved the write off of accounts and notes receivable which had been foreclosed upon pursuant to security agreements with the licensees, as well as the assumption of certain guaranteed obligations of the licensees. As a result of these settlements, we recognized bad debt charges of $1,904 (see Notes 4 and 6) and loan guarantee expense of $161 during the quarter ended February 27, 2010. Remaining receivables not foreclosed upon were given as consideration in exchange for net assets acquired.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

The following table summarizes the net assets acquired and consideration given in the store acquisitions:

Net assets acquired:
Inventory	$1,743
Fixed assets/other	1,650
Customer deposits and other accrued expenses	(1,692)

Total net assets acquired	$1,701

Consideration given:
Accounts receivable	$1,524
Cash	177

Total consideration	$1,701

The assets acquired and liabilities assumed were measured at fair value in accordance with ASC 805. Acquired inventory is valued at expected retail sales price less an allowance for direct selling costs and profit thereon. Acquired fixed assets are valued based upon our estimate of replacement cost less an allowance for age and condition at the time of acquisition. Customer deposits and accrued expenses are expected to be settled at face value within a short period following acquisition; therefore face value is assumed to approximate fair value. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures.

Due to the level of settlements involved with these acquisitions and the losses recognized thereupon, no goodwill was recognized in these store acquisitions. Net sales and operating losses generated by these stores during the first quarter of 2010 subsequent to their acquisition were $1,526 and $369, respectively. The pro forma impact of the acquisitions on current and prior periods is not presented as the impact is not material to our results from operations.

11. Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of licensee-owned stores. We had obligations of $84,589 and $79,516 at February 27, 2010 and November 28, 2009, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $8,687 and $9,822 at February 27, 2010, and November 28, 2009, respectively.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

We have also guaranteed loans to certain of our licensees to finance initial inventory packages and other operating requirements for those stores. Loan guarantees generally have three year terms. The total contingent liabilities with respect to these loan guarantees as of February 27, 2010, and November 28, 2009, was $3,954 and $4,998, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease and loan guarantees (an estimate of the cost to the Company to perform on these guarantees) at February 27, 2010 and November 28, 2009, were $3,346 and $3,366, respectively, and is recorded in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures, see Note 14.

12. Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for this plan was $8,461 and $9,857 as of February 27, 2010 and November 28, 2009, respectively, and is recorded as follows in the consolidated balance sheets:

	February 27, 2010	November 28, 2009
Other accrued liabilities	$816	$2,190
Post employment benefit obligations	7,605	7,667

Total pension liability	$8,421	$9,857

Components of net periodic pension costs are as follows:

	Quarter Ended
	February 27, 2010	February 28, 2009
Service cost	$11	$9
Interest cost	106	157
Amortization of transition obligation	11	11

Net periodic pension cost	$128	$177

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $102 and $114 for the quarters ended February 27, 2010 and February 28, 2009, respectively. Our liability under this plan was $3,138 and $3,174 as of February 27, 2010 and November 28, 2009, respectively, and is reflected in post employment benefit obligations.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

13. Earnings Per Share

The following reconciles basic and diluted loss per share:

	Net Loss	Weighted Average Shares	Loss per share
For the quarter ended February 27, 2010:
Basic loss per share	$(1,692)	11,415,568	$(0.15)
Add effect of dilutive securities:
Options*	—	—	—

Diluted loss per share	$(1,692)	11,415,568	$(0.15)

For the quarter ended February 28, 2009:
Basic loss per share	$(11,963)	11,423,869	$(1.05)
Add effect of dilutive securities:
Options*	—	—	—

Diluted loss per share	$(11,963)	11,423,869	$(1.05)

*	Due to the net loss, the potentially dilutive securities would have been anti-dilutive and are therefore excluded.

Options to purchase approximately 1,047,638 and 1,206,138 shares of common stock at February 27, 2010 and February 28, 2009, respectively, were excluded from the computation as their effect is anti-dilutive.

14. Financial Instruments and Fair Value Measurements

Our financial instruments include cash and cash equivalents, accounts receivable, notes receivable, investment securities, cost and equity method investments, accounts payable, loan and lease guarantees, and long-term debt. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. Our cost and equity method investments generally involve entities for which it is not practical to determine fair values.

Our investments consist of our investment in the DB Zwirn Special Opportunities Fund, L.P. (“DB Zwirn”, formerly held as an investment within the Bassett Industries Alternative Asset Fund LP (“Alternative Asset Fund”), which was dissolved effective December 31, 2009) with a value of $769 and a portfolio of marketable securities with a value of $14,091 at February 27, 2010. At November 28, 2009, our investments included our investment in the Alternative Asset Fund of $1,045 and $13,886 in our marketable securities portfolio. Collectively, these are recorded in our condensed consolidated balance sheets under the caption of “investments.”

Historically, our marketable securities have been held by two different money managers and consisted of a combination of equity and fixed income securities, including money market funds. During the second quarter of 2009, we liquidated our equity holdings with one of the managers and reinvested the proceeds in various money market funds, individual bonds and bond funds. During the first quarter of 2010, we liquidated the equity holdings with the other manager and reinvested those funds in money market accounts.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income. We measure the fair value of our marketable securities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.

Although we have the ability to buy and sell the individual marketable securities, we are required to maintain a certain dollar amount in those brokerage accounts subject to the Securities Account Control Agreement as part of the revolving credit facility, see also Note 8.

As of February 27, 2010, available-for-sale securities consisted of the following:

	Cost Basis	Gross Unrealized		Market Value
		Gains	Losses
Bond and money market funds	$12,252	$145	$—	$12,397
Fixed income securities	1,639	56	(1)	1,694

	$13,891	$201	$(1)	$14,091

As of November 28, 2009, available-for-sale securities consisted of the following:

	Cost Basis	Gross Unrealized		Market Value
		Gains	Losses
Equity securities including bond and money market funds	$10,193	$2,116	$(21)	$12,288
Fixed income securities	1,530	68	—	1,598

	$11,723	$2,184	$(21)	$13,886

The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income. Realized earnings were $2,169 and $104 for the quarters ended February 27, 2010 and February 28, 2009, respectively. These amounts are recorded in other income (loss), net in our condensed consolidated statements of operations and retained earnings. Of the $1,694 in fixed income securities, $587 matures in less than five years with the remainder being long-term and maturing in greater than 20 years.

In accordance with ASC Topic 320, Investments—Debt and Equity Securities, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. Due to the market fluctuations during the last half of 2008 and the first quarter of 2009 many of our holdings sustained significant losses. Consequently, we recorded a loss of $1,255 for the quarter ended February 28, 2009 for impairments considered to be other than temporary. No losses for other than temporary impairments were recognized during the quarter ended February 27, 2010.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

The Company accounts for items measured at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

Our investment in DB Zwirn is valued at fair value primarily based on the net asset values which are determined by the fund manager.

In 2008, we requested that our general partner begin to liquidate all of our investments in the Alternative Asset Fund. During fiscal 2009, we received $19,258 for liquidations associated with various investments in the Fund. At November 28, 2009, the Alternative Asset Fund held only a $749 investment in the DB Zwirn fund, along with some remaining cash to be distributed in early 2010. Due to the level of the remaining assets in the Alternative Asset Fund, the Company and Private Advisors, L.L.C. dissolved the partnership effective December 31, 2009 and the Alternative Asset Fund’s remaining investment interest in the DB Zwirn fund was transferred to the Company.

The DB Zwirn fund is in the process of liquidating all of its underlying investments to wind down the fund. Once fully liquidated, which is not expected in the near term, we will be paid our pro rata share of the proceeds. We will continue to monitor the progress of the fund liquidation and adjust our valuation as necessary.

The fair values of our marketable securities and our investment in the DB Zwirn fund based on the level of inputs are summarized below:

	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities	$14,091	—	$—	$14,091
Investment in DB Zwirn	—	—	769	769

Total Assets	$14,091	—	$769	$14,860

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use level three or significant unobservable inputs for the quarter ended February 27, 2010.

	Fair value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
	Investment in DB Zwirn	Investment in Alternative Asset Fund
Balance at November 28, 2009	$—	$1,045
Total gains (losses) included in earnings related to change in underlying net assets	20	(46)
Transfer of investment	749	(749)
Redemptions	—	(250)
Transfers in and/or out of Level 3	—	—

Balance February 27, 2010	$769	$—

The carrying values and approximate fair values of certain financial instruments as of February 27, 2010 and November 28, 2009 were as follows:

	February 27, 2010		November 28, 2009
	Carrying value	Fair value	Carrying value	Fair value
Assets:
Cash and cash equivalents	$28,084	$28,084	$23,221	$23,221
Accounts receivable, net	28,868	28,868	34,605	34,605
Notes receivable, net	9,655	9,149	10,461	10,208
Investments	14,860	14,860	14,931	14,931

Liabilities:
Accounts payable	$12,831	$12,831	$14,711	$14,711
Real estate notes payable	20,044	19,588	21,346	20,784
Bank debt	15,000	15,000	15,000	15,000
Lease/loan guarantee reserves	3,346	3,346	3,366	3,366

15. Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on the consolidation of VIEs, which became effective for our first quarter of fiscal 2010. This new guidance requires entities to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed. This guidance changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity. In addition, it requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a variable interest entity. We have adopted these provisions and there was no significant impact on our consolidated financial statements.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

In December 2007 the FASB issued Statement on Financial Accounting Standards No. 141(R), “Business Combinations”, now codified primarily in ASC Topic 805. ASC 805 now requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The guidance requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. The guidance became effective for us beginning in fiscal 2010. See Note 10 regarding the application of ASC 805 to the acquisition of licensee stores during the quarter ended February 27, 2010.

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

In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing: Accounting for the Transfers of Financial Assets (Topic 860)” which amends the ASC to include SFAS No. 166, “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”. SFAS No. 166 revised SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125” requiring additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. ASU No. 2009-16 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. We do not expect the adoption of this guidance will have a material impact on our financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-01, “Equity Accounting for Distributions to Shareholders with Components of Stock and Cash (Topic 505)” which clarifies that the stock portion of a distribution to shareholders that allow them to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This update became effective for our first quarter of fiscal 2010. The adoption of ASU No. 2010-01 did not have an impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-02, “Consolidation Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification (Topic 810)”. ASU 2010-02 clarifies Topic 810 implementation issues relating to a decrease in ownership of a subsidiary that is a business or non-profit activity.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). This update became effective for our first quarter of fiscal 2010. The adoption of ASU No. 2010-02 did not have an impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, which updates the guidance in ASC Topic 820, Fair Value Measurements and Disclosures, related to disclosures about fair value measurements. New disclosures will require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and to present separately in the reconciliation for fair value measurements in Level 3 information about purchases, sales, issuances and settlements on a gross basis rather than as one net amount. The ASU also amends ASC Subtopic 820-10 to clarify certain existing disclosures regarding the level of disaggregation at which fair value measurements are provided for each class of assets and liabilities; and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which become effective for fiscal years beginning after December 15, 2010. We will implement the new disclosures and clarifications of existing disclosures beginning with our second quarter of fiscal 2010, and the disclosures about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements will be implemented beginning in our first quarter of fiscal 2012. We do not expect the adoption of this guidance will have a material impact on our financial position or results of operations.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC Topic 855, Subsequent Events, to no longer require companies that file with the United States Securities and Exchange Commission to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance; therefore we have adopted it as of the first quarter of 2010.

16. Segment Information

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

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

Inter-company net sales elimination represents the elimination of wholesale sales to our Company-owned stores. Inter-company income elimination represents the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the end retail consumer.

The following table presents our segment information:

	Quarter Ended
	February 27, 2010	February 28, 2009
Net Sales
Wholesale	$40,306	$47,948
Retail	27,037	23,743
Inter-company elimination	(14,452)	(13,880)

Consolidated	$52,891	$57,811

Loss from Operations
Wholesale	$(965)	$(5,716)
Retail	(1,608)	(2,865)
Inter-company elimination	(299)	(20)

Consolidated	$(2,872)	$(8,601)

Depreciation and Amortization
Wholesale	$462	$456
Retail	717	666
Investments/real estate	296	360

Consolidated	$1,475	$1,482

Capital Expenditures
Wholesale	$72	$114
Retail	413	477

Consolidated	$485	$591

	As of February 27, 2010	As of November 28, 2009
Identifiable Assets
Wholesale	$108,748	$119,475
Retail	61,995	53,030
Investments/real estate	40,862	43,724

Consolidated	$211,605	$216,229

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the Company’s products and services, industry outlook, and business trends.

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

Our store network included 61 licensee-owned stores and 43 Company-owned and operated stores at February 27, 2010. During the three months ended February 27, 2010, seven licensee stores were acquired. We plan to open two additional stores in the second quarter of 2010, one new and the other a store that was closed in 2008 by a former licensee. In addition, two licensed stores are converting to multi-brand furniture stores. We do not have any real estate investments, lease obligations, or lease guarantee exposures with respect to these two stores. Also, we closed our Mt. Pleasant, SC store in March 2010 as the result of an eminent domain condemnation for which we have received full settlement from the state. Other store closures are possible during the remainder of 2010 that could result in lease exit charges or increases in our lease guarantee reserve.

The following table summarizes the changes in store count during the three months ended February 27, 2010:

	November 28, 2009	Closures	Transfers	February 27, 2010
Licensee-owned stores	68	—	(7)	61
Company-owned stores	36	—	7	43

Total	104	—	—	104

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

Our wholesale operations include an upholstery plant in Newton, North Carolina that produces a wide range of upholstered furniture. We believe that we are an industry leader with our quick-ship custom upholstery offerings. We also operate a custom dining manufacturing facility in Martinsville, Va. Most of our wood furniture and certain of our upholstery offerings are sourced from several foreign plants, primarily in China and Vietnam. We define imported product as fully finished product that is sourced internationally. For the first quarter of 2010, approximately 54% of our wholesale sales were of imported product compared to 53% for the first quarter of 2009.

Overall conditions for our industry and our Company have been difficult over the past several years and have persisted throughout the first three months of 2010. New housing starts are down significantly and consumers continue to be faced with general economic uncertainty fueled by difficult consumer credit markets and lagging consumer confidence. In addition, severe winter weather across much of the continental United States during the first quarter of 2010, particularly on the east coast, has further depressed retail sales activity for the quarter. All of these factors have significantly impacted “big ticket” consumer purchases such as furniture. Consequently, this has put pressure on certain of our dealers’ ability to generate adequate profits to fully pay us for the furniture we have sold to them. As a result, we incurred significantly increased bad debt and notes receivable valuation charges during 2009 as well as during the first quarter of 2010. For the first quarter of 2010, we recorded $2,715 in bad debt and notes receivable valuation charges compared to $5,892 for the first quarter of 2009. Although management will continue to work closely with our licensees to ensure the success of both the licensee and Bassett, further store closures are possible during the remainder of 2010 and beyond that could result in lease exit charges or increases in our lease and loan guarantee reserves. We also may increase the number of Company-owned stores during the remainder of 2010, through acquisitions of certain licensee-owned stores. During the first three months of 2010, we acquired a total of seven licensee stores in Maryland, Missouri, Illinois, New York, Alabama, and Mississippi.

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

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

As we continually monitor our business relationships with our licensees, we may determine from time to time that it is in our best interest to acquire a licensee’s operations in order to mitigate certain risks associated with the poor performance or potential failure of a licensee. Such risks include loss of receivables or underlying collateral, potential impairment of the value of our investments in real estate used by a licensee or exposure to contingent liabilities under lease guarantees, and potential harm to our market share and brand integrity within a licensee’s market. In addition, we are sometimes approached by our licensees to acquire all or certain stores operated by the licensee. We evaluate such opportunities considering, among other things, the viability of the market and our participation in the store real estate.

Results of Operations—Quarter ended February 27, 2010 compared with quarter ended February 28, 2009:

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating income (loss) were as follows for the periods ended February 27, 2010 and February 28, 2009:

	Quarter Ended
	February 27, 2010		February 28, 2009
Net sales	$52,891	100.0%	$57,811	100.0%

Gross profit	25,743	48.7%	24,143	41.8%
SG&A	25,900	49.0%	26,852	46.4%
Bad debt and notes receivable valuation charges	2,715	5.1%	5,892	10.2%

Loss from operations	$(2,872)	-5.4%	$(8,601)	-14.9%

On a consolidated basis, we reported net sales for the first quarter of 2010 of $52,891, a decrease of $4,920, or 8.5% from sales levels attained in the first quarter of 2009.

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

Investments and Real Estate. Our investments and real estate segment consists of our investments in marketable securities, our investment in the DB Zwirn fund (formerly part of our investment in the Alternative Asset Fund), equity investments in IHFC and Zenith, and retail real estate related to licensee stores. Although this segment does not have operating earnings, income from the segment is included in other income, net, in our condensed consolidated statements of income and retained earnings.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

In Fiscal 2008, we requested our general partner in the Alternative Asset Fund, Private Advisors, L.L.C., to attempt to liquidate all of our investments in the fund. During fiscal 2009 and 2008, we received $19,258, and $23,250, respectively, for liquidations associated with various investments in the Alternative Asset Fund. As of November 28, 2009, the Fund held only a $749 investment in the DB Zwirn fund, along with some remaining cash to be distributed in early 2010. Due to the level of the remaining assets in the Fund, the Company and Private Advisors, L.L.C. dissolved the partnership effective December 31, 2009 and the Alternative Asset Fund’s remaining investment interest in the DB Zwirn fund was transferred to the Company.

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

	Quarter Ended
	February 27, 2010		February 28, 2009
Net sales	$40,306	100.0%	$47,948	100.0%

Gross profit	12,846	31.9%	13,189	27.5%
SG&A	11,105	27.6%	13,013	27.1%
Bad debt and notes receivable valuation charges	2,706	6.7%	5,892	12.3%

Loss from operations	$(965)	-2.4%	$(5,716)	-11.9%

Net sales for the wholesale segment were $40,306 for the first quarter of 2010 as compared to $47,948 for the first quarter of 2009, a decrease of 15.9%. Wholesale shipments decreased due to the softer retail environment in late fiscal 2009 that impacted our shipping rates early in the quarter. In addition, we experienced a limited level of stock outages as we continue to manage inventory levels very closely. We expect inventory levels to increase somewhat during the second quarter to mitigate the stock outages. Approximately 54% of wholesale shipments during the first quarter of 2010 were imported products compared to approximately 53% for the first quarter of 2009. Gross margins for the wholesale segment were 31.9% for the first quarter of 2010 as compared to 27.5% for the first quarter of 2009. This increase is due to improved margins on the imported wood and upholstery products as well as the closure of the fiberboard plant during the fourth quarter of 2009 which essentially operated at a breakeven gross profit during 2009. Wholesale SG&A, excluding bad debt and notes receivable valuation charges, decreased $1,908 during the first quarter of 2010 as compared to 2009, due primarily to lower spending due to lower sales and continued cost cutting measures. We recorded $2,706 of bad debt and notes receivable valuation charges for the first quarter of 2010 as compared to $5,892 for the first quarter of 2009. This significant decrease in charges is primarily due to the Company working diligently with the licensees to control increases in accounts and notes receivable exposure.

	Quarter Ended
	February 27, 2010		February 28, 2009
Wholesale shipments by type:
Wood	$18,861	46.8%	$25,338	52.8%
Upholstery	21,067	52.3%	22,118	46.2%
Other	378	0.9%	492	1.0%

Total	$40,306	100.0%	$47,948	100.0%

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

Retail Segment—Company-Owned Retail Stores

	Quarter Ended
	February 27, 2010		February 28, 2009
Net sales	$27,037	100.0%	$23,743	100.0%

Gross profit	13,565	50.2%	11,180	47.1%
SG&A	15,173	56.1%	14,045	59.2%

Loss from operations	$(1,608)	-5.9%	$(2,865)	-12.1%

Our Company-owned store network had sales of $27,037 in the first quarter of 2010 as compared to $23,743 in the first quarter of 2009, an increase of 13.9%. The increase was comprised of a $5,419 increase from stores acquired after November 29, 2008 (end of fiscal 2008), partially offset by a $1,370 decrease from stores closed after February 28, 2009 and a $755 decrease from a decline in comparable store sales of 3.4% (comparable stores are considered to be those which we have owned and operated longer than 15 months). While our stores recorded declines in comparable store delivered sales, they experienced an increase of 6.7% for written sales driven by a stronger retail environment in February 2010.

Gross margins for the quarter increased 3.1 percentage points compared to the first quarter of 2009 due to improved pricing and promotional strategies and improved clearance margins. SG&A increased $1,128 primarily due to corporate store acquisitions, partially offset by continued cost containment efforts during the quarter which contributed to a 3.1 percentage point decrease in SG&A as a percentage of sales. On a comparable store basis, our operating loss was reduced by 73% to $522, primarily due to lower SG&A spending resulting from lower sales and our cost-containment efforts.

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

Investment and Real Estate Segment and Other Items Affecting Net Loss

Our investments and real estate segment consists of our investments (marketable securities and the DB Zwirn fund (formerly a part of the Alternative Asset Fund)), distributions in excess of affiliate earnings and retail real estate related to licensee-owned stores. Although this segment does not have operating earnings, income (loss) from the segment is included in other income (loss), net in our condensed consolidated statements of operations and retained earnings. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long term liabilities section of our condensed consolidated balance sheet.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

Other income and expense items for the quarters ended February 27, 2010 and February 28, 2009, are as follows:

	Quarter Ended
	February 27, 2010	February 28, 2009
Loss from Alternative Asset Fund	$(46)	$(1,192)
Income from DB Zwirn Fund	20	—
Income (loss) from marketable securities	2,169	(1,151)
Income from unconsolidated affiliated companies, net	868	854
Interest expense	(911)	(954)
Loan and lease guarantee expense	(793)	(426)
Real estate expense, net	(126)	(301)
Other	47	(127)

Other income (loss), net	$1,228	$(3,297)

Historically, our marketable securities have been held by two different money managers and consisted of a combination of equity and fixed income securities, including money market funds. During the second quarter of 2009, we liquidated our equity holdings with one of the managers and reinvested the proceeds in various money market funds, individual bonds and bond funds. During the first quarter of 2010, we liquidated the equity holdings with the other manager and reinvested those funds in money market accounts. As a result, we recognized gains of $2,169 during the quarter ended February 27, 2010, which included $1,963 of gains previously recorded in other comprehensive income.

We review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to recording an unrealized holding loss. Due to the continued decline in the financial markets during the first quarter of 2009, many of our holdings sustained significant losses. Consequently, we recorded $1,255 in losses in our consolidated statement of operations for the quarter ended February 28, 2009. Due to overall market gains during the quarter ended February 27, 2010, we did not record a charge for other than temporary declines in the fair value of our investments

Income from unconsolidated affiliated companies, net includes income from our investment in IHFC as well as income (loss) from investment in Zenith. We recognized income (loss) from IHFC and Zenith as follows:

	Quarter ended
	February 27, 2010	February 28, 2009
IHFC	$886	$794
Zenith	(18)	60

Loan and lease guarantee expense consists of adjustments to our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. We recognized expense of $793 and $426, respectively, for the quarters ended February 27, 2010 and February 28, 2009 to reflect the additional risk that we may have to assume the underlying obligations with respect to our guarantees.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. During the fourth quarter of 2008, we established a valuation allowance against substantially all of our deferred tax assets as we were in a cumulative loss position for the preceding three years, which is considered significant negative evidence as to whether our deferred tax assets will be realized. For the quarters ended February 27, 2010 and February 28, 2009, no tax benefits on the losses generated were recorded since we remained in a cumulative loss position, however, tax provisions of $48 and $65 were recorded for the three months ended February 27, 2010 and February 28, 2009, respectively, related to the accrual of income taxes to be paid in certain states and penalties and interest associated with certain unrecognized tax benefits.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather the current difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail growth strategies.

Due to the continued housing slump and deterioration in the major financial markets and the overall recessionary economic environment, consumer spending has decreased, resulting in significant financial losses for us and damaging the ability of certain of our licensees to generate sufficient cash flow in their businesses. During fiscal 2009, we implemented measures to reduce operating expenses and improve working capital to enhance our cash flow.

Operating cash flow for the current and preceding four fiscal quarters is summarized as follows:

1st quarter 2010	$6,671
4th quarter 2009	6,064
3rd quarter 2009	944
2nd quarter 2009	2,296
1st quarter 2009	(5,056)

Cash Flows

We generated $6,671 in operating cash flow during the first quarter of 2010, as compared to $5,056 operating cash used during the first three months of 2009. The improvement of $11,727 over the first quarter of 2009 is the result of continuing cost containment efforts initiated in 2009 as well as improved working capital management, which included significant reductions in inventory levels during 2009 and continuing into 2010.

We increased our overall cash position for the three months ended February 27, 2010 by $4,863 primarily through operational cash flow of $6,671 which resulted from improved working capital management and the receipt of $1,627 of funds earned in 2009 from the Continued Dumping and Subsidy Offset Act (“CDSOA”). Our operational cash flow was partially offset by a net use of cash in investing activities of $277, primarily the result of investments in store remodels and updates, partially offset by a partial redemption from the Alternative Asset Fund; and by a net use of cash in financing activities of $1,531 due to principal repayments on real estate

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

mortgages and other debt. In addition to the $28,084 of cash on-hand, we have investments of $14,860 consisting of $14,091 in bond and money market funds and individual debt securities and $769 in the DB Zwirn fund. It is likely that our level of dividends received from our equity investment in IHFC during 2010 will be less than in prior years as IHFC plans to conserve cash in anticipation of completing a debt refinancing by October 31, 2010. We do not believe that this will be materially detrimental to our overall liquidity. With the current level of cash on-hand coupled with the investment holdings and availability on the revolver, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Receivables and Inventory

Cash collections on our accounts and notes receivable have a significant impact on our overall liquidity. While our cash flow from operations during fiscal 2009 was adversely affected by an increase in accounts receivable before reserves due to the continued difficult environment at retail resulting in lower cash collections, this trend eased considerably during the first quarter of 2010, during which time our management of receivables resulted in a positive $2,225 contribution to our operating cash flow.

Our percentage of accounts receivable that are over 90 days past due has decreased slightly from approximately 26% at November 28, 2009 to approximately 25% at February 27, 2010. We recorded $2,715 of bad debt and notes receivable valuation charges during the first quarter of 2010 as compared to $5,892 during the first quarter of 2009. This significant decrease in charges is primarily due to the Company working diligently with the licensees to better manage accounts and notes receivable exposure.

In response to slow collections from certain of our licensees, those licensees have been placed on a temporary “cash before delivery” program for current orders that is designed to prevent any additional increase in the accounts receivable exposure. We expect the rate of cash collections to increase when the recessionary environment begins to subside such that our total receivables will begin to decrease. The following table reflects our accounts receivable and notes receivable and related bad debt reserves:

	February 27, 2010	November 28, 2009
Gross accounts receivable	$36,669	$45,362
Allowance for doubtful accounts	(7,801)	(10,757)

Net accounts receivable	$28,868	$34,605

Gross notes receivable	$17,104	$19,411
Allowance for doubtful accounts and discounts on notes receivable	(7,449)	(8,950)

Net notes receivable	$9,655	$10,461

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

Our accounts and notes receivable reserve and notes discount activity for the three months ended February 27, 2010 is as follows:

	Accounts Receivable	Notes Receivable	Total
Balance at November 28, 2009	$10,757	$8,950	$19,707
Bad debt and note valuation charges	1,997	718	2,715
Write-offs	(4,953)	(2,180)	(7,133)
Discount amortization	—	(39)	(39)

Balance at February 27, 2010	$7,801	$7,449	$15,250

Our licensee review committee (LRC) consists of our CEO, CAO, Senior VP of Retail, VP of Licensed Retail, and Corporate Director of Credit. The LRC meets frequently to review licensee performance, typically reviewing a wide-range of licensee related issues, including licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee and its sales. Should a licensee have substantial past due amounts due to us, but is otherwise considered viable and likely to continue as a going concern, the committee has, in the past, decided to move all or a portion of the licensee’s past due accounts receivable to a note receivable. We believed that the note receivable allowed the licensee to focus on keeping current and future amounts current, while continuing to meet its financial obligations to us. Due to continued liquidity issues with our licensees, we no longer believe this to be a prudent strategy and do not plan to convert additional past due receivables into long-term interest bearing notes in the foreseeable future.

Our accounts and notes receivable are secured by the filing of security statements in accordance with the Uniform Commercial Code and/or real estate owned by the note holder and in some cases, personal guarantees by our licensees. While we have occasionally found it necessary to foreclose on the property to satisfy the respective receivable, our practice has generally been to work with the store owner to run a going out of business sale and use any proceeds to fund the remaining receivable. Our success with these events has varied. However, typically the amounts recovered have not been materially different from the carrying amount of the receivable. Consequently, we generally have not been required to record significant bad debt expenses upon the conclusion of the event.

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

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

Our inventories consist of the following:

	February 27, 2010	November 28, 2009
Wholesale finished goods	$16,624	$19,519
Work in process	232	199
Raw materials and supplies	5,403	6,299
Retail merchandise	17,897	15,386

Total inventories on first-in, first-out method	40,156	41,403
LIFO adjustment	(6,459)	(6,161)
Reserve for excess and obsolete inventory	(1,952)	(1,854)

	$31,745	$33,388

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance, November 28, 2009	$1,465	$389	$1,854
Additions charged to expense	340	(10)	330
Write-offs	(205)	(27)	(232)

Balance, February 27, 2010	$1,600	$352	$1,952

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in the first quarter of 2010 and do not anticipate that our methodology is reasonably likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

In recent years and continuing through the first quarter of fiscal 2009, we have returned significant amounts of capital to our shareholders in the form of dividends and share repurchases, the funding for which has been primarily from the orderly liquidation of our Alternative Asset Fund investment and net liquidations of our marketable securities portfolio. However, due to unprecedented turmoil in the financial markets, further erosion of home furnishings sales, and general uncertainty regarding the depths to which current economic conditions could worsen, the Board of Directors suspended regular quarterly dividends commencing with the second quarter of 2009. Cash dividends paid for the first quarter of 2009 were $1,142, and $75 was paid for the repurchase of shares during 2009.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

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

We currently have $15,000 outstanding on our revolving credit facility with $1,873 of availability after deducting amounts for outstanding letters of credit and guarantees under the licensee loan program. The revolving credit facility contains, among other provisions, certain financial covenants including a minimum required level of Tangible Net Worth, as defined in the credit agreement. On October 6, 2009, we amended the facility resulting in a decrease in the total facility from $45,000 to $30,000, an adjustment in the variable interest rate to LIBOR plus 2.75% with a 4.25% minimum rate (4.25% on February 27, 2010 and November 28, 2009) and a reset of the Tangible Net Worth requirement at a minimum of $95,000 for fiscal 2009 and $90,000 for fiscal 2010. At February 27, 2010, our Tangible Net Worth was $106,688. Borrowings under the facility, which matures on November 30, 2010, are secured by a pledge of certain marketable securities and substantially all of our receivables and inventories. In addition, to the extent the value of the marketable securities falls below $16,000, our Borrowing Base, as defined, is decreased by 125% of the difference between $16,000 and the actual value of those securities. At February 27, 2010, the value of our marketable securities portfolio was $14,091. Subsequent to February 27, 2010, the entire outstanding balance on the facility was repaid. We have initiated discussions with our bank regarding the amendment and extension of the facility beyond its current maturity. While there can be no assurance that these discussions will result in a favorable outcome, we expect to have an amended and extended facility in place prior to November 30, 2010.

During the first quarter of 2010, we reached a settlement with the state of South Carolina regarding our store in Mt. Pleasant, SC that was being condemned due to the planned construction of state road improvements. We recorded a receivable of $4,175 for the expected proceeds as of February 27, 2010, recognizing a gain of $54 over the $4,121 net book value of the property. The $4,175 receivable and the outstanding mortgage balance on the property of $3,203 were included in other current assets and current portion of real estate notes payable, respectively, in the condensed consolidated balance sheet as of February 27, 2010 included in Part I of this Quarterly Report on Form 10-Q. Subsequent to February 27, 2010, the sale of the property to South Carolina was closed, the mortgage was repaid, and the remaining proceeds were available to be used for general working capital purposes. We also have a $2,380 mortgage on another property that matured on March 1, 2010. We are currently in negotiations with the lender to extend, modify or refinance the mortgage. Should the negotiations be unsuccessful, we may pay the mortgage in full. Three additional mortgages totaling $7,037 will mature during the twelve month period following February 27, 2010. We expect to satisfy these obligations through a combination of refinancing, borrowing from our revolving credit facility, and payment out of operating cash flow. However, there can be no assurance that any of these strategies will be successful.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended November 28, 2009, except as follows:

Business Combinations—Effective as of the beginning of our first fiscal quarter of 2010, we have adopted the provisions of Statement on Financial Accounting Standards No. 141(R), “Business Combinations”, now codified primarily in ASC Topic 805. ASC 805 now requires that the acquisition method of accounting, instead

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The guidance requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. Our application of the new guidance in ASC 805 is expected to be primarily associated with the acquisition of licensee stores. In applying ASC 805, we will identify all pre-existing relationships with a licensee for the purpose of recognizing any gains or losses associated with the settlement of those relationships before accounting for the effects of the business combination. The most common relationship settlement in a licensee acquisition will be the settlement of receivables in exchange for certain assets, and the assumption of lease or loan obligations subject to our guarantees. Once the effects of these settlements have been accounted for, goodwill will be recognized to the extent, if any, that the fair value of the remaining consideration given exceeds the fair value of the net assets acquired. For the purposes of determining the gain or loss on the settlement of pre-existing relationships and for determining goodwill under the acquisition method, we will utilize fair value measurements for assets received, liabilities assumed, and consideration given. In a licensee store acquisition, the assets typically assumed will include inventory and leasehold improvements and other property and equipment, with net liabilities primarily consisting of customer deposits and other accrued expenses. Acquired inventory is valued at expected retail sales price less an allowance for direct selling costs and profit thereon. Acquired fixed assets are valued based upon our estimate of replacement cost less an allowance for age and condition at the time of acquisition. Customer deposits and accrued expenses are expected to be settled at face value within a short period following acquisition; therefore face value is assumed to approximate fair value. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures.

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

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2010

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

We have potential exposure to market risk related to the current weakness in the commercial real estate market. Our retail real estate holdings of $26,002 for licensee-operated stores as well as our holdings of $21,747 for Company-owned stores at February 27, 2010 could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties in the current market. Additionally, if we are required to assume responsibility for payment under the $8,687 of lease obligations we have guaranteed on behalf of licensees as of February 27, 2010, we may not be able to secure sufficient sublease income in the current market to offset the payments required under the guarantees.

Item 4.	Controls and Procedures:

The Company’s principal executive officer and principal accounting officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements are listed in our Annual Report on Form 10-K for fiscal 2009 and include:

•	competitive conditions in the home furnishings industry

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2010

(Dollars in thousands except share and per share data)

•	general economic conditions

•	overall retail traffic levels and consumer demand for home furnishings

•	ability of our customers and consumers to obtain credit

•	Bassett store openings

•	store closings and the profitability of the stores (independent licensees and Company-owned retail stores)

•	ability to implement our Company-owned retail strategies and realize the benefits from such strategies as they are implemented

•	fluctuations in the cost and availability of raw materials, labor and sourced products (including fabrics from troubled suppliers)

•	results of marketing and advertising campaigns

•	information and technology advances

•	ability to execute global sourcing strategies

•	performance of our marketable securities portfolio and our investment in BIAAF

•	delays or difficulties in converting some of our non-operating assets to cash

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•	effects of profit improvement initiatives in our domestic wood operations

•	continued profitability of our unconsolidated affiliated companies, particularly IHFC and its ability to pay dividends

PART II—OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2010

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 6.	Exhibits

a.	Exhibits:

Exhibit 3a—Articles of Incorporation as amended are incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended February 28, 1994.

Exhibit 3b—By-laws as amended are incorporated herein by reference to Exhibit 3 to Form 8-K filed on December 21, 2004.

Exhibit 4—Second Amendment and Waiver to Third Amended and Restated Credit Agreement and Omnibus Amendment to Guaranty and Note Purchase Agreements is incorporated herein by reference to Form 10-Q for the fiscal quarter ended August 29, 2009.

Exhibit 31a—Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b—Chief Accounting Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a—Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b—Chief Accounting Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ ROBERT H. SPILMAN, JR.
Robert H. Spilman, Jr., President and Chief Executive Officer April 8, 2010

/s/ J. MICHAEL DANIEL
J. Michael Daniel, Vice President and Chief Accounting Officer April 8, 2010