Form 10-Q
period 2010-05-29
BASSETT FURNITURE INDUSTRIES INC
filed 2010-07-08
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2010

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

At June 30, 2010, 11,506,021 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM		PAGE

	PART I—FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of May 29, 2010 (unaudited) and November 28, 2009 and for the periods ended May 29, 2010 (unaudited) and May 30, 2009 (unaudited)

	Condensed Consolidated Statements of Operations and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

3.	Quantitative and Qualitative Disclosures About Market Risk	39

4.	Controls and Procedures	39

	PART II—OTHER INFORMATION

1.	Legal Proceedings	41

2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

3.	Defaults Upon Senior Securities	41

6.	Exhibits	41

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED MAY 29, 2010 AND MAY 30, 2009—UNAUDITED

(In thousands except per share data)

	Quarter Ended		Six Months Ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Net sales	$57,845	$57,718	$110,736	$115,529
Cost of sales	29,408	32,685	56,555	66,353

Gross profit	28,437	25,033	54,181	49,176
Selling, general and administrative expenses excluding bad debt and notes receivable valuation charges	27,628	26,115	53,529	52,967
Bad debt and notes receivable valuation charges	1,115	5,849	3,830	11,741
Restructuring and asset impairment charges	—	1,388	—	1,388
Lease exit costs	—	285	—	285

Loss from operations	(306)	(8,604)	(3,178)	(17,205)
Other income (loss), net	471	(1,187)	1,699	(4,484)

Income (loss) before income taxes	165	(9,791)	(1,479)	(21,689)
Income tax provision	(48)	(65)	(96)	(130)

Net income (loss)	$117	$(9,856)	$(1,575)	$(21,819)
Retained earnings-beginning of period	48,769	61,197	50,461	73,160

Retained earnings-end of period	$48,886	$51,341	$48,886	$51,341

Basic and diluted income (loss) per share	$0.01	$(0.87)	$(0.14)	$(1.91)

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION—CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 29, 2010 AND NOVEMBER 28, 2009

(In thousands)

	(Unaudited) May 29, 2010	November 28, 2009
Assets
Current assets
Cash and cash equivalents	$13,093	$23,221
Accounts receivable, net	29,591	34,605
Inventories	34,281	33,388
Other current assets	8,706	13,312

Total current assets	85,671	104,526

Property and equipment
Cost	142,458	152,153
Less accumulated depreciation	94,946	101,517

Property and equipment, net	47,512	50,636

Investments	14,980	14,931
Retail real estate	28,203	28,793
Notes receivable, net	8,429	8,309
Other	8,682	9,034

	60,294	61,067

Total assets	$193,477	$216,229

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,255	$14,711
Accrued compensation and benefits	4,923	6,490
Customer deposits	9,032	5,946
Other accrued liabilities	11,481	11,730
Current portion of real estate notes payable	7,115	4,393

Total current liabilities	50,806	43,270

Long-term liabilities
Post employment benefit obligations	10,528	10,841
Bank debt	—	15,000
Real estate notes payable	7,133	16,953
Distributions in excess of affiliate earnings	9,756	10,954
Other long-term liabilities	8,177	8,877

	35,594	62,625

Stockholders’ equity
Common stock	57,480	57,274
Retained earnings	48,886	50,461
Additional paid-in-capital	532	481
Accumulated other comprehensive income	179	2,118

Total stockholders’ equity	107,077	110,334

Total liabilities and stockholders’ equity	$193,477	$216,229

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION—CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 29, 2010 AND MAY 30, 2009—UNAUDITED

(In thousands)

	Six Months Ended
	May 29, 2010	May 30, 2009
Operating activities:
Net loss	$(1,575)	$(21,819)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,959	3,350
Equity in undistributed income of investments and unconsolidated affiliated companies	(2,204)	(1,317)
Provision for restructuring and asset impairment charges	—	1,388
Lease exit costs	—	285
Provision for lease and loan guarantees	916	1,874
Bad debt and notes receivable valuation charges	3,830	11,741
Other than temporary impairment of investments	—	1,255
Realized income from investments	(2,214)	(461)
Payment to terminate lease	—	(400)
Other, net	464	325
Changes in operating assets and liabilities
Accounts receivable	183	(5,136)
Inventories	913	3,055
Other current assets	3,745	4,747
Accounts payable and accrued liabilities	1,497	(1,647)

Net cash provided by (used in) operating activities	8,514	(2,760)

Investing activities:
Purchases of property, equipment and real estate	(1,503)	(713)
Proceeds from sales of property and equipment	4,235	26
Acquisition of retail licensee stores, net of cash acquired	(277)	(481)
Proceeds from sales of investments	8,326	20,678
Purchases of investments	(8,076)	(5,273)
Dividends from affiliate	937	2,811
Net cash received on licensee notes	298	302
Other, net	—	33

Net cash provided by investing activities	3,940	17,383

Financing activities:
Net repayments under revolving credit facility	(15,000)	(1,000)
Repayments of real estate notes payable	(7,098)	(394)
Issuance of common stock	71	150
Repurchases of common stock	—	(75)
Cash dividends	—	(1,142)
Payments on other notes	(555)	(284)

Net cash used in financing activities	(22,582)	(2,745)

Change in cash and cash equivalents	(10,128)	11,878
Cash and cash equivalents—beginning of period	23,221	3,777

Cash and cash equivalents—end of period	$13,093	$15,655

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

MAY 29, 2010

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

During the first and second quarter of 2009, the Staff of the Securities and Exchange Commission (the “SEC”) performed a review of our Form 10-K for the year ended November 29, 2008 and, subsequently, our Form 10-Q for the quarter ended February 28, 2009. Among other items, the Staff identified issues with our initial valuation of notes receivable due from our licensees (primarily for amounts converted from past due accounts receivable due from them) and our methodology for determining reserves for our accounts receivable, notes receivable, and loan guarantees. As a result of the SEC’s comments, we reviewed our accounting policies and processes in these areas previously mentioned and determined that we should have recorded lower values for certain of our notes receivable upon inception and, subsequently, recorded additional reserves on those notes due to an error in how we determined an appropriate market rate of interest for those notes. In addition, we also concluded that we should have recognized revenue for certain customers on a cost recovery basis for shipments beginning in the first quarter of 2009 and that additional reserves for loan guarantees should be established. Therefore, we recorded an additional $3,280 of net charges in the quarter ended February 28, 2009 to account for these lower note values, increased reserves and reduced revenue and filed an amended Form 10-Q for the quarter then ended. Of the amount recorded, $1,936 related to periods prior to the quarter ended February 28, 2009. However, based on our consideration of the underlying quantitative and qualitative factors surrounding the prior period errors, the effects on the previous annual and interim periods were determined to be immaterial and, therefore, periods prior to the quarter ended February 28, 2009 have not been restated.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and six months ended May 29, 2010 are not necessarily indicative of results for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 28, 2009.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

MAY 29, 2010

(Dollars in thousands except share and per share data)

projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. During the fourth quarter of 2008, we established a valuation allowance against substantially all of our deferred tax assets as we were in a cumulative loss position for the preceding three years, which is considered significant negative evidence as to whether our deferred tax assets will be realized. For the six months ended May 29, 2010 and the three and six months ended May 30, 2009, no tax benefits on the losses generated were recorded since we remained in a cumulative loss position. In addition, no general tax provision was made for the quarter ended May 29, 2010 as the pre-tax profit for that period can be offset against existing net operating loss carryforwards, and we do not expect to generate taxable income for the full year. The tax provision for the three and six months ended May 29, 2010 and May 30, 2009 represents the accrual of income taxes to be paid in certain states and the accrual of penalties and interest associated with certain unrecognized tax benefits.

3. Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer.

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. Currently, there are four dealers from whom revenue is being recognized on a cost recovery basis. The following table details the total revenue and cost deferred for each period presented:

	Quarter ended		Six Months ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Revenue deferred	$569	$2,719	$715	$5,508
Cost deferred	398	1,903	500	3,855

4. Accounts Receivable

Accounts receivable consists of the following:

	May 29, 2010	November 28, 2009
Gross accounts receivable	$37,835	$45,362
Allowance for doubtful accounts	(8,244)	(10,757)

Net accounts receivable	$29,591	$34,605

Activity in the allowance for doubtful accounts was as follows:

Balance, November 28, 2009	$10,757
Additions charged to expense	2,822
Write-offs and other deductions	(5,335)

Balance, May 29, 2010	$8,244

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

MAY 29, 2010

(Dollars in thousands except share and per share data)

Additions to the reserve charged to expense include $1,359 of bad debt charges recognized in the settlement of receivables owed by various licensees acquired during the six months ended May 29, 2010 (see Note 10). Substantially all of the write-offs and other deductions during the six months ended May 29, 2010 related to the acquired licensees.

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

Inventories were comprised of the following:

	May 29, 2010	November 28, 2009
Wholesale finished goods	$18,875	$19,519
Work in process	211	199
Raw materials and supplies	4,821	6,299
Retail merchandise	18,679	15,386

Total inventories on first-in, first-out method	42,586	41,403
LIFO adjustment	(6,440)	(6,161)
Reserve for excess and obsolete inventory	(1,865)	(1,854)

	$34,281	$33,388

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

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

MAY 29, 2010

(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance, November 28, 2009	$1,465	$389	$1,854
Additions charged to expense	600	70	670
Write-offs	(552)	(107)	(659)

Balance, May 29, 2010	$1,513	$352	$1,865

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

6. Notes Receivable

Our notes receivable consist of the following:

	May 29, 2010	November 28, 2009
Notes receivable	$16,793	$19,411
Allowance for doubtful accounts and discounts on notes receivable	(7,578)	(8,950)

Notes receivable, net	9,215	10,461
Less: current portion of notes receivable	(786)	(2,152)

Long term notes receivable	$8,429	$8,309

Our notes receivable, which bear interest at rates ranging from 2% to 8.25%, consist primarily of amounts due from our licensees from loans made by the Company to help licensees fund their operations. Approximately 60% and 64% of our notes receivable represent conversions of past due accounts receivable at May 29, 2010 and November 28, 2009, respectively. At the inception of the note receivable, we determine whether the note bears a market rate of interest. A discount on the note is recorded if we determine that the note bears an interest rate below the market rate. We amortize the related note discount over the contractual term of the note and cease amortizing the discount to interest income when the present value of expected future cash flows is less than the carrying value of the note. Interest income on the notes, which is included in other income (loss), net, was as follows:

	Quarter ended		Six months ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Interest income	$141	$174	$267	$379

The initial carrying value of the notes is determined using present value techniques which consider the fair market rate of interest based on the licensee’s risk profile and estimated cash flows to be received. The estimated fair value of our notes receivable portfolio at May 29, 2010 was $8,781. The inputs into these fair value

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

MAY 29, 2010

(Dollars in thousands except share and per share data)

calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

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

These notes, as well as our accounts receivable, are secured by the filing of security statements in accordance with the Uniform Commercial Code and/or real estate owned by the maker of the note and in some cases, personal guarantees by our licensees.

Activity in the allowance for doubtful accounts and discounts was as follows:

Balance, November 28, 2009	$8,950
Additions charged to expense	1,008
Write-offs and other deductions	(2,331)
Amortization of discounts	(49)

Balance, May 29, 2010	$7,578

Additions charged to expense include $435 related to the settlement of a note receivable due from one of the licensees acquired during the first quarter of 2010 (see Note 10). Write-offs of $2,180 relate to notes which had been owed by the acquired licensees, one of which had previously been fully reserved.

7. Unconsolidated Affiliated Companies

The International Home Furnishings Center (“IHFC”) owns and leases out floor space in a showroom facility in High Point, North Carolina. We owned 46.85% of IHFC at May 29, 2010 and November 28, 2009, and accounted for the investment using the equity method since we do not maintain operating control of IHFC. Our investment reflects a credit balance of $9,756 and $10,954 at May 29, 2010 and November 28, 2009, respectively, which is reflected in the liabilities section in the accompanying condensed consolidated balance sheets as “distributions in excess of affiliate earnings”. This negative book value resulted from IHFC’s previous refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners. We recorded income and received dividends from IHFC as follows:

	Quarter ended		Six Months ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Income recorded	$1,250	$1,413	$2,136	$2,208
Dividends received	937	—	937	2,811

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

MAY 29, 2010

(Dollars in thousands except share and per share data)

Summarized unaudited income statement information for IHFC for its first six months of 2010 and 2009, respectively, is as follows:

	2010	2009
Revenue	$19,525	$20,253
Operating income	11,889	12,147
Net income	4,559	4,712

In addition to our investment in IHFC, we have a 49% ownership interest in Zenith Freight Lines, LLC (“Zenith”). We recorded the following income from Zenith in other income (loss), net in our condensed consolidated statements of operations and retained earnings:

	Quarter ended		Six Months ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Income	$49	$141	$31	$201
Dividends received	—	—	—	—

8. Real Estate Notes Payable and Other Long-Term Debt

Certain of our retail real estate properties have been financed through commercial mortgages with interest rates ranging from 6.73% to 8.28%. These mortgages are collateralized by the respective properties with net book values totaling approximately $21,981 and $29,279 at May 29, 2010, and November 28, 2009, respectively. The current portion of these mortgages, $7,115 and $4,393 as of May 29, 2010 and November 28, 2009, respectively, has been included as a current liability in the accompanying condensed consolidated balance sheets. The long-term portion, $7,133 and $16,953 as of May 29, 2010 and November 28, 2009, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets. The fair value of these mortgages was $13,749 and $20,784 at May 29, 2010 and November 28, 2009, respectively. In determining the fair value the Company utilized current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

Our revolving credit facility (as amended on October 6, 2009) contains, among other provisions, a minimum required level of Tangible Net Worth, as defined in the credit agreement, of $90,000 for 2010. It also provides for a variable interest rate of LIBOR plus 2.75% with a 4.25% minimum rate, and allows borrowings of up to $30,000 subject to the limitations of a borrowing base calculation as set forth in the credit agreement. Borrowings outstanding under the facility, which matures November 30, 2010, were $-0- at May 29, 2010 and $15,000 at November 28, 2009, and are secured by a pledge of certain marketable securities and substantially all of our receivables and inventories. The Company has approximately $19,362 available for borrowing under the facility, after deducting amounts for outstanding letters of credit and guarantees under the licensee loan program. We believe the face value of the outstanding obligation under the facility approximates its fair value. The inputs into this fair value estimate reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

MAY 29, 2010

(Dollars in thousands except share and per share data)

9. Comprehensive Income

The following table provides a summary of total comprehensive income (loss):

	Quarter ended		Six Months ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Net income (loss)	$117	$(9,856)	$(1,575)	$(21,819)
Other comprehensive income (loss):
Net change in unrealized holding gains & losses	11	1,413	(1,952)	1,423
Amortization associated with SERP Plan	7	6	13	12

Total comprehensive income (loss)	$135	$(8,437)	$(3,514)	$(20,384)

The following table provides a summary of the changes in accumulated other comprehensive income (loss):

Balance at November 28, 2009	$2,118
Net change in unrealized holding gains & losses	(1,952)
Amortization associated with SERP Plan	13

Balance at May 29, 2010	$179

10. Licensee Acquisitions

As we continually monitor our business relationships with our licensees, we may determine from time to time that it is in our best interest to acquire a licensee’s operations in order to mitigate certain risks associated with the poor performance or potential failure of a licensee. Such risks include loss of receivables or underlying collateral, potential impairment of the value of our investments in real estate used by a licensee or exposure to contingent liabilities under lease guarantees, and potential harm to our market share and brand integrity within a licensee’s market. In addition, we are sometimes approached by our licensees to acquire all or certain stores operated by the licensee. We evaluate such opportunities considering, among other things, the viability of the market and our participation in the store real estate. During the six months ended May 29, 2010, we acquired 100% controlling interests in eight retail stores operated by six licensees in Maryland, Missouri, Illinois, New York, Alabama, Mississippi, and California. Six stores were acquired pursuant to strict foreclosure and settlement agreements on the underlying assets subject to the terms of our security agreements with the licensees. One store was acquired from a licensee following its request for a buyout, where we already owned the real estate. Another was leased from a former licensee and reopened following that licensee’s store liquidation.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

MAY 29, 2010

(Dollars in thousands except share and per share data)

These acquisitions were accounted for in accordance with ASC Topic 805, Business Combinations. As required by ASC 805, the settlements of certain pre-existing relationships were excluded from the value of the consideration exchanged in the transactions, and gains or losses on such settlements were recognized. The primary relationships settled involved the write off of accounts and notes receivable which had been foreclosed upon pursuant to security agreements with the licensees, as well as the assumption of certain guaranteed obligations of the licensees. Remaining receivables not foreclosed upon were given as consideration in exchange for net assets acquired. As a result of these settlements, we recognized the following charges:

	Quarter Ended May 29, 2010	Six Months Ended May 29, 2010
Bad debt expense (recovery)	$(110)	1,794
Loan guarantee expense	48	209

Total charges (gains)	$(62)	$2,003

The following table summarizes the net assets acquired and consideration given in the store acquisitions:

	Quarter Ended May 29, 2010	Six Months Ended May 29, 2010
Net assets acquired:
Inventory	$393	$2,136
Fixed assets/other	638	2,288
Customer deposits and other accrued expenses	(346)	(2,038)

Total net assets acquired	$685	$2,386

Consideration given:
Accounts receivable	$485	$2,009
Payable to former owner	100	100
Cash	100	277

Total consideration	$685	$2,386

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

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

MAY 29, 2010

(Dollars in thousands except share and per share data)

Due to the level of settlements involved with these acquisitions and the losses recognized thereupon, no goodwill was recognized in these store acquisitions. The pro forma impact of the acquisitions on current and prior periods is not presented as the impact is not material to our results from operations. Net sales and operating losses generated by these stores subsequent to their acquisition were as follows:

	Quarter Ended May 29, 2010	Six Months Ended May 29, 2010
Net sales	$3,933	$5,460
Operating losses	383	752

11. Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores. We had obligations of $85,106 and $79,516 at May 29, 2010 and November 28, 2009, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $6,694 and $9,822 at May 29, 2010 and November 28, 2009, respectively.

We have also guaranteed loans to certain of our licensees to finance initial inventory packages and other operating requirements for those stores. Theses loans generally have three year terms. The total contingent liabilities with respect to these loan guarantees as of May 29, 2010, and November 28, 2009, were $3,728 and $4,998, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease and loan guarantees (an estimate of the cost to the Company to perform on these guarantees) at May 29, 2010 and November 28, 2009, was $3,190 and $3,366, respectively, and is recorded in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

MAY 29, 2010

(Dollars in thousands except share and per share data)

12. Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for this plan was $8,242 and $9,857 as of May 29, 2010 and November 28, 2009, respectively, and is recorded as follows in the consolidated balance sheets:

	May 29, 2010	November 28, 2009
Other accrued liabilities	$816	$2,190
Post employment benefit obligations	7,426	7,667

Total pension liability	$8,242	$9,857

Components of net periodic pension costs are as follows:

	Quarter Ended		Six Months Ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Service cost	$11	$9	$22	$18
Interest cost	106	157	212	314
Amortization of transition obligation	11	11	22	22

Net periodic pension cost	$128	$177	$256	$354

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $102 and $114 for the quarters ended May 29, 2010 and May 30, 2009, respectively, and $204 and $228 for the six months ended May 29, 2010 and May 30, 2009, respectively. Our liability under this plan was $3,102 and $3,174 as of May 29, 2010 and November 28, 2009, respectively, and is reflected in post employment benefit obligations.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

MAY 29, 2010

(Dollars in thousands except share and per share data)

13. Earnings Per Share

The following reconciles basic and diluted loss per share:

	Net Income (Loss)	Weighted Average Shares	Net Income (Loss) Per Share
For the quarter ended May 29, 2010:
Basic income per share	$117	11,441,663	$0.01
Add effect of dilutive securities:
Options and restricted shares	—	37,172	—

Diluted income per share	$117	11,478,835	$0.01

For the quarter ended May 30, 2009:
Basic loss per share	$(9,856)	11,391,297	$(0.87)
Add effect of dilutive securities:
Options and restricted shares*	—	—	—

Diluted loss per share	$(9,856)	11,391,297	$(0.87)

For the six months ended May 29, 2010:
Basic loss per share	$(1,575)	11,428,616	$(0.14)
Add effect of dilutive securities:
Options and restricted shares*	—	—	—

Diluted loss per share	$(1,575)	11,428,616	$(0.14)

For the six months ended May 30, 2009:
Basic loss per share	$(21,819)	11,407,583	$(1.91)
Add effect of dilutive securities:
Options and restricted shares*	—	—	—

Diluted loss per share	$(21,819)	11,407,583	$(1.91)

*	Due to the net loss, the potentially dilutive securities would have been anti-dilutive and are therefore excluded.

Options to purchase approximately 1,048,000 and 1,204,000 shares of common stock at May 29, 2010 and May 30, 2009, respectively, were excluded from the computation as their effect is anti-dilutive either due to net losses or because the option exercise prices were below market value during the period.

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

Our investments consist of our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”, (formerly known as the DB Zwirn Special Opportunities Fund) formerly held as an investment within the Bassett

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

MAY 29, 2010

(Dollars in thousands except share and per share data)

Industries Alternative Asset Fund LP (“Alternative Asset Fund”), which was dissolved effective December 31, 2009) with a value of $832 and a portfolio of marketable securities with a value of $14,148 at May 29, 2010. At November 28, 2009, our investments included our investment in the Alternative Asset Fund of $1,045 and $13,886 in our marketable securities portfolio. Collectively, these are included in investments in the accompanying condensed consolidated balance sheets.

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

As of May 29, 2010, available-for-sale securities consisted of the following:

	Cost Basis	Gross Unrealized		Market Value
		Gains	Losses
Money market shares	$11,298	$—	$—	$11,298
Bond mutual fund shares	989	154	—	1,143
Government agency obligations	922	45	—	967
US Treasury obligations	727	13	—	740

	$13,936	$212	$—	$14,148

As of November 28, 2009, available-for-sale securities consisted of the following:

	Cost Basis	Gross Unrealized		Market Value
		Gains	Losses
Equity securities	$5,318	$1,913	$(21)	$7,210
Money market shares	3,891	—	—	3,891
Bond mutual fund shares	984	202	—	1,186
Government agency obligations	1,061	52		1,113
US Treasury obligations	469	17	—	486

	$11,723	$2,184	$(21)	$13,886

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

MAY 29, 2010

(Dollars in thousands except share and per share data)

The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income. Realized earnings (losses) were $44 and $357 for the quarters ended May 29, 2010 and May 30, 2009, respectively, and $2,214 and $(794) for the six months ended May 29, 2010 and May 30, 2009, respectively. Realized earnings for the six months ended May 29, 2010 include $1,913 of gains and $21 of losses previously recorded in other comprehensive income. These amounts are recorded in other income (loss), net in our condensed consolidated statements of operations and retained earnings. Of the $1,702 in fixed income securities, $735 matures in less than five years with the remainder being long-term and maturing in greater than 20 years.

In accordance with ASC Topic 320, Investments—Debt and Equity Securities, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. Due to the market fluctuations during the last half of 2008 and the first quarter of 2009 many of our holdings sustained significant losses. Consequently, we recorded a loss of $1,255 for the quarter ended February 28, 2009 for impairments considered to be other than temporary. No losses for other than temporary impairments were recognized during the six months ended May 29, 2010.

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

Our investment in Fortress is valued at fair value primarily based on the net asset values which are determined by the fund manager.

In 2008, we requested that our general partner begin to liquidate all of our investments in the Alternative Asset Fund. During fiscal 2009, we received $19,258 for liquidations associated with various investments in the Fund. At November 28, 2009, the Alternative Asset Fund held only a $749 investment in Fortress, along with some remaining cash that was distributed in early 2010. Due to the level of the remaining assets in the Alternative Asset Fund, the Company and Private Advisors, L.L.C. dissolved the partnership effective December 31, 2009 and the Alternative Asset Fund’s remaining investment interest in Fortress was transferred to the Company.

Fortress is in the process of liquidating all of its underlying investments to wind down the fund. Once fully liquidated, which is not expected in the near term, we will be paid our pro rata share of the proceeds. We will continue to monitor the progress of the fund liquidation and adjust our valuation as necessary.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

MAY 29, 2010

(Dollars in thousands except share and per share data)

The fair values of our marketable securities and our investment in Fortress based on the level of inputs are summarized below:

	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities	$14,148	$—	$—	$14,148
Investment in Fortress	—	—	832	832

Total Assets	$14,148	$—	$832	$14,980

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the six months ended May 29, 2010.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
	Investment in Fortress	Investment in Alternative Asset Fund
Balance at November 28, 2009	$—	$1,045
Total gains (losses) included in earnings related to change in underlying net assets	83	(46)
Transfer of investment	749	(749)
Redemptions	—	(250)
Transfers in and/or out of Level 3	—	—

Balance May 29, 2010	$832	$—

The carrying values and approximate fair values of certain financial instruments as of May 29, 2010 and November 28, 2009 were as follows:

	May 29, 2010		November 28, 2009
	Carrying value	Fair value	Carrying value	Fair value
Assets:
Cash and cash equivalents	$13,093	13,093	$23,221	$23,221
Accounts receivable, net	29,591	29,591	34,605	34,605
Notes receivable, net	9,215	8,781	10,461	10,208
Investments	14,980	14,980	14,931	14,931

Liabilities:
Accounts payable	$18,255	18,255	$14,711	$14,711
Real estate notes payable	14,248	13,749	21,346	20,784
Bank debt	—	—	15,000	15,000
Lease/loan guarantee reserves	3,190	3,190	3,366	3,366

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

MAY 29, 2010

(Dollars in thousands except share and per share data)

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

In December 2007 the FASB issued Statement on Financial Accounting Standards No. 141(R), “Business Combinations”, now codified primarily in ASC Topic 805. ASC 805 now requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The guidance requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. The guidance became effective for us beginning in fiscal 2010. See Note 10 regarding the application of ASC 805 to the acquisition of licensee stores during the three and six months ended May 29, 2010.

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

In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing: Accounting for the Transfers of Financial Assets (Topic 860)” which amends the ASC to include SFAS No.166, “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”. SFAS No. 166 revised SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of FASB Statement No. 125” requiring additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

MAY 29, 2010

(Dollars in thousands except share and per share data)

assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. ASU No. 2009-16 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. We do not expect the adoption of this guidance will have a material impact on our financial position or results of operations.

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

In January 2010, the FASB issued ASU No. 2010-06, which updates the guidance in ASC Topic 820, Fair Value Measurements and Disclosures, related to disclosures about fair value measurements. New disclosures will require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and to present separately in the reconciliation for fair value measurements in Level 3 information about purchases, sales, issuances and settlements on a gross basis rather than as one net amount. The ASU also amends ASC Subtopic 820-10 to clarify certain existing disclosures regarding the level of disaggregation at which fair value measurements are provided for each class of assets and liabilities; and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which become effective for fiscal years beginning after December 15, 2010. We implemented the new disclosures and clarifications of existing disclosures beginning with our second quarter of fiscal 2010, and the disclosures about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements will be implemented beginning in our first quarter of fiscal 2012. The adoption of this guidance has not had, and is not expected to have, a material impact on our financial position or results of operations.

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

MAY 29, 2010

(Dollars in thousands except share and per share data)

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

Our investments/real estate segment consists of our investments, distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee stores. Although this segment does not have operating earnings, income or loss from the segment is included in other income in our condensed consolidated statements of operations and retained earnings. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long-term liabilities section of our condensed consolidated balance sheet. See Note 7 for a further discussion of IHFC.

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

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

MAY 29, 2010

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Six Months Ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Net Sales
Wholesale	$42,822	$45,013	$83,128	$92,960
Retail	30,466	25,660	57,503	49,403
Inter-company elimination	(15,443)	(12,955)	(29,895)	(26,834)

Consolidated	$57,845	$57,718	$110,736	$115,529

Income (loss) from Operations
Wholesale	$1,453	$(5,015)	$488	$(10,730)
Retail	(1,993)	(2,166)	(3,600)	(5,030)
Inter-company elimination	234	250	(66)	228
Restructuring, asset impairment charges and unusual gains, net	—	(1,388)	—	(1,388)
Lease exit costs	—	(285)	—	(285)

Consolidated	$(306)	$(8,604)	$(3,178)	$(17,205)

Depreciation and Amortization
Wholesale	$467	$648	$929	$1,350
Retail	746	743	1,463	1,409
Investments/real estate	271	282	567	591

Consolidated	$1,484	$1,673	$2,959	$3,350

Capital Expenditures
Wholesale	$178	$122	$250	$236
Retail	840	2	1,253	477

Consolidated	$1,018	$124	$1,503	$713

	As of May 29, 2010	As of November 28, 2009
Identifiable Assets
Wholesale	$88,736	$116,508
Retail	61,559	55,997
Investments/real estate	43,182	43,724

Consolidated	$193,477	$216,229

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2010

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

In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other multi-line furniture stores, many of which feature Bassett galleries or design centers. Bassettbaby® cribs and casegoods are sold through specialty stores and mass merchants. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

Our store network included 59 licensee-owned stores and 45 Company-owned and operated stores at May 29, 2010. During the six months ended May 29, 2010, eight licensee stores were acquired. We opened two additional stores in the second quarter of 2010, one new store in Virginia and the other a store in New Jersey that was closed in 2008 by a former licensee. We closed our Mt. Pleasant, SC store in March 2010 as the result of an eminent domain condemnation for which we have received full settlement from the state. We expect that two licensed stores will complete their conversions to multi-brand furniture stores during the third quarter of 2010. We do not have any real estate investments, lease obligations, or lease guarantee exposures with respect to these two stores. Other store closures are possible during the remainder of 2010 that could result in lease exit charges or increases in our lease and loan guarantee reserves.

The following table summarizes the changes in store count during the six months ended May 29, 2010:

	November 28, 2009	Openings	Closed	Transfers	May 29, 2010
Licensee-owned stores	68	—	(1)	(8)	59
Company-owned stores	36	2	(1)	8	45

Total	104	2	(2)	—	104

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2010

(Dollars in thousands except share and per share data)

Our wholesale operations include an upholstery plant in Newton, North Carolina that produces a wide range of upholstered furniture. We believe that we are an industry leader with our quick-ship custom upholstery offerings. We also operate a custom dining manufacturing facility in Martinsville, Va. Most of our wood furniture and certain of our upholstery offerings are sourced from several foreign plants, primarily in China and Vietnam. We define imported product as fully finished product that is sourced internationally. For the first half of 2010 and 2009, approximately 52% of our wholesale sales were of imported product.

Overall conditions for our industry and our Company have been difficult over the past several years although we have seen some slight improvement during the first six months of 2010. Nevertheless, we have continued to face significant economic pressures as new housing starts remain down and consumers continue to be faced with general economic uncertainty fueled by continuing high unemployment and renewed volatility in the financial markets. In addition, severe winter weather across much of the continental United States during the first quarter of 2010, particularly on the east coast, has further depressed retail sales activity for the quarter. All of these factors have significantly limited the resumption of growth for “big ticket” consumer purchases such as furniture. Consequently, this has put pressure on certain of our dealers’ ability to generate adequate profits to fully pay us for the furniture we have sold to them. As a result, we incurred significantly increased bad debt and notes receivable valuation charges during 2009 as well as during the first half of 2010. For the first half of 2010, we recorded $3,830 in bad debt and notes receivable valuation charges compared to $11,741 for the first half of 2009. Although management will continue to work closely with our licensees to ensure the success of both the licensee and Bassett, further store closures are possible during the remainder of 2010 and beyond that could result in lease exit charges or increases in our lease and loan guarantee reserves. We also may increase the number of Company-owned stores during the remainder of 2010, through acquisitions of certain licensee-owned stores. During the first six months of 2010, we acquired a total of eight licensee stores in Maryland, Missouri, Illinois, New York, Alabama, Mississippi, and California.

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

Given the difficult and somewhat unprecedented environment, we have taken several important actions which have improved our results and liquidity. These include:

•	Aggressively working with certain licensees to take over or close those stores that are underperforming, resulting in reduced exposure in our accounts receivable.

•

Optimizing our inventory levels to improve working capital and cash flow while striving to attain satisfactory service levels to our retail distribution channels, including both Company-owned stores and licensees. Inventory reductions have added significantly to operating cash flow through the first quarter of 2010, and we have begun to increase our investment in imported product during the second quarter of 2010 in order to improve service levels. We expect to make an additional investment in inventory of $3 million to $5 million over the remainder of 2010.

•

Right-sizing our expense structure in our corporate retail segment, resulting in a reduction of selling, general and administrative expenses as a percentage of net sales after excluding the effect of newly-added retail stores.

•	Implementing cost containment measures in our wholesale segment which have reduced fixed overhead and SG&A expenses to improve our operating margins.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2010

(Dollars in thousands except share and per share data)

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

Results of Operations—Quarter and six months ended May 29, 2010 compared with quarter and six months ended May 30, 2009:

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating income (loss) were as follows for the periods ended May 29, 2010 and May 30, 2009:

	Quarter Ended				Six Months Ended
	May 29, 2010		May 30, 2009		May 29, 2010		May 30, 2009
Net sales	$57,845	100.0%	$57,718	100.0%	$110,736	100.0%	$115,529	100.0%

Gross profit	28,437	49.2%	25,033	43.4%	54,181	48.9%	49,176	42.6%
SG&A	27,628	47.8%	26,115	45.2%	53,529	48.3%	52,967	45.8%
Bad debt and notes receivable valuation charges	1,115	1.9%	5,849	10.2%	3,830	3.5%	11,741	10.2%
Unusual charges	—	0.0%	1,673	2.9%	—	0.0%	1,673	1.5%

Loss from operations	$(306)	-0.5%	$(8,604)	-14.9%	$(3,178)	-2.9%	$(17,205)	-14.9%

On a consolidated basis, we reported net sales for the second quarter of 2010 of $57,845, an increase of $127, or 0.2% from sales levels attained in the second quarter of 2009. Sales for the six months ended May 29, 2010 were $110,736, a decrease of $4,793 or 4.1%. Refer to the quarterly and year-to-date analyses of results for each segment below for a discussion of the factors affecting net sales for each period. Consolidated gross profit margin increases over the prior year of 5.8 points and 6.3 points as a percentage of net sales for the three and six months ended May 29, 2010, respectively, were primarily attributable to improved margins on imported wood products and the retail segment’s increased share of the overall sales mix. Consolidated SG&A increases over the prior year of 2.6 points and 2.5 points as a percentage of sales for the three and six months ended May 29, 2010, respectively, are attributable to the increase in the number of retail stores. SG&A as a percentage of net sales remained stable in our wholesale segment and decreased for our comparable retail stores.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2010

(Dollars in thousands except share and per share data)

Unusual charges

The results for the quarter and six months ended May 30, 2009 included several restructuring and other non-cash items including asset impairment charges of $376 to write-off the remaining leasehold improvements for our Arlington, Texas and Alpharetta, Georgia stores, which ran inventory liquidation sales and closed during the third quarter of 2009. We also recorded a non-cash asset impairment charge of $258 to write-off the remaining leasehold improvements and a $285 lease exit charge associated with the closure of our retail office in Greensboro, North Carolina in May 2009. In addition, we recorded a $434 non-cash impairment charge to write-down the carrying value of our long-lived assets associated with a nonperforming retail location. Lastly, we recorded $320 in severance charges associated with the downsizing announced in March 2009.

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

Investments and Real Estate. Our investments and real estate segment consists of our investments in marketable securities, our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”, (formerly known as the DB Zwirn Special Opportunities Fund) formerly held as an investment within the Bassett Industries Alternative Asset Fund LP (“Alternative Asset Fund”), equity investments in IHFC and Zenith, and retail real estate related to licensee stores. Although this segment does not have operating earnings, income from the segment is included in other income (loss), net, in our condensed consolidated statements of income and retained earnings.

In fiscal 2008, we requested our general partner in the Alternative Asset Fund, Private Advisors, L.L.C., to attempt to liquidate all of our investments in the fund. During fiscal 2009 and 2008, we received $19,258, and $23,250, respectively, for liquidations associated with various investments in the Alternative Asset Fund. As of November 28, 2009, the Alternative Asset Fund held only a $749 investment in Fortress, along with some remaining cash that was distributed in early 2010. Due to the level of the remaining assets in the Alternative Asset Fund, the Company and Private Advisors, L.L.C. dissolved the partnership effective December 31, 2009 and the Alternative Asset Fund’s remaining investment interest in Fortress was transferred to the Company.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2010

(Dollars in thousands except share and per share data)

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

Results for the wholesale segment for the three and six months ended May 29, 2010 and May 30, 2009 are as follows:

	Quarter Ended				Six Months Ended
	May 29, 2010		May 30, 2009		May 29, 2010		May 30, 2009
Net sales	$42,822	100.0%	$45,013	100.0%	$83,128	100.0%	$92,960	100.0%

Gross profit	13,895	32.4%	12,823	28.5%	26,741	32.2%	26,012	28.0%
SG&A	11,383	26.6%	11,989	26.6%	22,489	27.1%	25,001	26.9%
Bad debt and notes receivable valuation charges	1,059	2.5%	5,849	13.0%	3,764	4.5%	11,741	12.6%

Income (loss) from operations	$1,453	3.4%	$(5,015)	-11.1%	$488	0.6%	$(10,730)	-11.5%

Quarterly Analysis of Results—Wholesale

Net sales for the wholesale segment were $42,822 for the second quarter of 2010 as compared to $45,013 for the second quarter of 2009, a decrease of 4.9%. While we have seen some slight improvement in demand through our retail distribution channels, wholesale shipments were adversely affected by delays in receiving imported product from certain of our overseas suppliers. Such delays resulted in a limited level of stock outages as we continue to manage inventory levels very closely. In an effort to mitigate the stock outages, we increased inventory levels by the end of the second quarter with respect to our imported goods. Approximately 49% of wholesale shipments during the second quarter of 2010 were imported products compared to approximately 51% for the second quarter of 2009. Gross margins for the wholesale segment were 32.4% for the second quarter of 2010 as compared to 28.5% for the second quarter of 2009. This increase is due to improved margins on the imported wood products as well as the closure of the fiberboard plant during the fourth quarter of 2009 which essentially operated at a breakeven gross profit during 2009. Wholesale SG&A, excluding bad debt and notes receivable valuation charges, decreased $606, or 5.1%, for the second quarter of 2010 as compared to 2009, due primarily to lower spending due to lower sales and continued cost cutting measures. We recorded $1,059 of bad debt and notes receivable valuation charges for the second quarter of 2010 as compared to $5,489 for the second quarter of 2009. This significant decrease in charges is primarily due to our efforts to work diligently with the licensees to control increases in accounts and notes receivable exposure. In addition, many of the distressed licensees for which significant bad debt and notes receivable valuation charges were required in 2009 have since been acquired by us and are now operated as company-owned stores.

Year-to-Date Analysis of Results—Wholesale

Net sales for the wholesale segment were $83,128 for the first half of 2010 as compared to $92,960 for the first half of 2009, a decrease of 10.6%. Wholesale shipments decreased in part due to the softer retail environment in late fiscal 2009 that impacted our shipping rates early in the first quarter. In addition, shipments were adversely affected by delays in receiving imported product from our overseas suppliers. Such delays resulted in a limited level of stock outages as we continue to manage inventory levels very closely. In an effort to mitigate the stock outages, we increased inventory levels by the end of the second quarter with respect to our

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2010

(Dollars in thousands except share and per share data)

imported goods. Approximately 52% of wholesale shipments during the first half of 2010 and 2009 were imported products. Gross margins for the wholesale segment were 32.2% for the first half of 2010 as compared to 28.0% for the first half of 2009. This increase is due to improved margins on the imported wood and upholstery products as well as the closure of the fiberboard plant during the fourth quarter of 2009 which essentially operated at a breakeven gross profit during 2009. Wholesale SG&A, excluding bad debt and notes receivable valuation charges, declined $2,512, or 10%, for the first half of 2010 as compared to 2009, due primarily to lower spending due to lower sales and continued cost cutting measures. We recorded $3,764 of bad debt and notes receivable valuation charges for the first half of 2010 as compared to $11,741 for the first half of 2009. This significant decrease in charges is primarily due to our efforts to work diligently with the licensees to control increases in accounts and notes receivable exposure. In addition, many of the distressed licensees for which significant bad debt and notes receivable valuation charges were required in 2009 have since been acquired by us and are now run as company-owned stores.

	Quarter Ended				Six Months Ended
	May 29, 2010		May 30, 2009		May 29, 2010		May 30, 2009
Wholesale shipments by type:
Wood	$18,011	42.0%	$22,427	49.8%	$36,865	44.3%	$47,554	51.2%
Upholstery	24,305	56.8%	22,211	49.4%	45,378	54.6%	44,203	47.5%
Other	506	1.2%	375	0.8%	885	1.1%	1,203	1.3%

Total	$42,822	100.0%	$45,013	100.0%	$83,128	100.0%	$92,960	100.0%

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $16,595 at May 29, 2010 as compared with $8,818 at May 30, 2009. A significant portion of the $7,777 increase in wholesale backlog is attributable to delayed shipments resulting from stock outages.

Retail Segment—Company-Owned Retail Stores

Results for the retail segment for the three and six months ended May 29, 2010 and May 30, 2009 are as follows:

	Quarter Ended				Six Months Ended
	May 29, 2010		May 30, 2009		May 29, 2010		May 30, 2009
Net sales	$30,466	100.0%	$25,660	100.0%	$57,503	100.0%	$49,403	100.0%

Gross profit	14,640	48.1%	12,117	47.2%	28,204	49.0%	23,298	47.2%
SG&A	16,633	54.6%	14,283	55.7%	31,804	55.3%	28,328	57.3%

Loss from operations	$(1,993)	-6.5%	$(2,166)	-8.4%	$(3,600)	-6.3%	$(5,030)	-10.2%

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2010

(Dollars in thousands except share and per share data)

Results for comparable stores* (30 stores for the quarters ended May 29, 2010 and May 30, 2009; 27 stores for the six months ended May 29, 2010 and May 30, 2009) are as follows:

	Quarter Ended				Six Months Ended
	May 29, 2010		May 30, 2009		May 29, 2010		May 30, 2009
Net sales	$22,872	100.0%	$23,266	100.0%	$40,630	100.0%	$43,025	100.0%

Gross profit	11,094	48.5%	10,973	47.2%	20,162	49.6%	20,314	47.2%
SG&A	11,933	52.2%	12,481	53.6%	21,798	53.6%	23,616	54.9%

Loss from operations	$(839)	-3.7%	$(1,508)	-6.4%	$(1,636)	-4.0%	$(3,302)	-7.7%

Results for all other stores* are as follows:

	Quarter Ended				Six Months Ended
	May 29, 2010		May 30, 2009		May 29, 2010		May 30, 2009
Net sales	$7,594	100.0%	$2,394	100.0%	$16,873	100.0%	$6,378	100.0%

Gross profit	3,546	46.7%	1,144	47.8%	8,042	47.7%	2,984	46.8%
SG&A	4,700	61.9%	1,802	75.3%	10,006	59.3%	4,712	73.9%

Loss from operations	$(1,154)	-15.2%	$(658)	-27.5%	$(1,964)	-11.6%	$(1,728)	-27.1%

*	“Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period. “All other” stores include those which have been acquired, opened or closed during the twelve months ended May 29, 2010.

Quarterly Analysis of Results —Retail

Our Company-owned store network had sales of $30,466 in the second quarter of 2010 as compared to $25,660 in the second quarter of 2009, an increase of 18.7%. The increase was comprised of a $5,200 increase from the net addition of eleven stores since the end of the first quarter of 2009, partially offset by a $394, or 1.7% decrease in comparable store sales. Deliveries to customers were adversely affected during the second quarter of 2010 by stock outages at the wholesale level due to delays in receiving imported product from our overseas suppliers, partially offset by deliveries from a strong order backlog carried over into the second quarter from February 2010.

While we do not recognize sales until goods are delivered to the customer, we track written sales (the dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores during the second quarter of 2010 and 2009 were $21,268 and $21,189, respectively, representing a slight increase.

Gross margins for the quarter increased 0.9 percentage points compared to the second quarter of 2009 due to improved pricing and promotional strategies and improved clearance margins. SG&A increased $2,350 from the second quarter of 2009, comprised of an increase of $2,898 resulting from the net addition of retail stores, partially offset by a decline of $548 at comparable stores due to continued cost containment efforts during the quarter. On a comparable stores basis, SG&A decreased 1.4 percentage points as a percentage of sales for the second quarter of 2010 as compared with the comparable 2009 period. As a result, operating losses for the

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2010

(Dollars in thousands except share and per share data)

comparable stores were reduced by 44.4% to $839. In non-comparable stores, SG&A as a percentage of sales decreased 13.4 percentage points as compared to the second quarter of 2009 primarily because of larger sales backlogs acquired in the 2010 store purchases as compared with those acquired in the second quarter of 2009, resulting in a faster contribution to sales from those stores acquired in the second quarter of 2010.

Year-to-Date Analysis of Results—Retail

Our Company-owned stores had sales of $57,503 in the first half of 2010 as compared to $49,403 in the first half of 2009, an increase of 16.4%. The increase was comprised of a $10,495 increase from the net addition of fourteen stores since the end of fiscal 2008, partially offset by a $2,395 decrease in comparable store sales of 5.6%. Deliveries to customers were adversely affected during the first half of 2010 by stock outages at the wholesale level due to delays in receiving imported product from certain overseas suppliers, by a weak order backlog coming into the year due to a soft retail environment late in fiscal 2009, and severe winter weather in the eastern United States. Written sales for comparable stores during the first half of 2010 and 2009 were $40,572 and $40,818, respectively, representing a 0.6% decrease.

Gross margins for the first half of 2010 increased 1.8 percentage points compared to the first half of 2009 due to improved pricing and promotional strategies and improved clearance margins. SG&A increased $3,476 from the first half of 2009, comprised of an increase of $5,294 resulting from the net addition of retail stores, partially offset by a decline of $1,818 at comparable stores due to lower sales levels and continued cost containment efforts. On a comparable store basis, SG&A decreased 1.3 percentage points as a percentage of sales for the first half of 2010 as compared with the comparable 2009 period, and our operating loss was reduced by 50.5% to $1,636. In non-comparable stores, SG&A decreased 14.6 percentage points as a percentage of sales from the first half of 2009 primarily because of larger sales backlogs acquired in the 2010 store purchases as compared with those acquired in the first half of 2009, resulting in a faster contribution to sales from those stores acquired in the first half of 2010.

The dollar value of our retail backlog, representing orders received but not yet shipped to customers, was $13,222, or an average of $294 per open store, at May 29, 2010 as compared with $10,483, or an average of $276 per open store at May 30, 2009. A significant portion of the $2,739 increase in retail backlog is attributable to the addition of new stores along with delayed shipments resulting from stock outages.

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

Investment and Real Estate Segment and Other Items Affecting Net Loss

Our investments and real estate segment consists of our investments (marketable securities and Fortress (formerly a part of the Alternative Asset Fund)), distributions in excess of affiliate earnings and retail real estate related to licensee-owned stores. Although this segment does not have operating earnings, income (loss) from the segment is included in other income (loss), net in our condensed consolidated statements of operations and retained earnings. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long term liabilities section of our condensed consolidated balance sheet.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2010

(Dollars in thousands except share and per share data)

Other income and expense items for the quarter and six months ended May 29, 2010 and May 30, 2009, are as follows:

	Quarter Ended		Six Months Ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
Income (loss) from Alternative Asset Fund	$—	$118	$—	$(1,074)
Income (loss) from marketable securities	44	358	2,214	(794)
Income from unconsolidated affiliated companies, net	1,299	1,554	2,167	2,409
Interest expense	(718)	(930)	(1,628)	(1,883)
Loan and lease guarantee expense	(124)	(1,448)	(916)	(1,874)
Real estate expense, net	(110)	(209)	(237)	(510)
Other	80	(630)	99	(758)

Other income (loss), net	$471	$(1,187)	$1,699	$(4,484)

Historically, our marketable securities have been held by two different money managers and consisted of a combination of equity and fixed income securities, including money market funds. During the second quarter of 2009, we liquidated our equity holdings with one of the managers and reinvested the proceeds in various money market funds, individual bonds and bond funds. During the first quarter of 2010, we liquidated the equity holdings with the other manager and reinvested those funds in money market accounts. As a result, we recognized gains of $2,214 during the six months ended May 29, 2010, which included $1,913 of gains and $21 of losses previously recorded in other comprehensive income.

We review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to recording an unrealized holding loss. Due to the continued decline in the financial markets during the first quarter of 2009, many of our holdings sustained significant losses. Consequently, we recorded $1,255 in losses in our consolidated statement of operations for the quarter ended February 28, 2009. No losses for other than temporary impairments were recognized during the six months ended May 29, 2010.

Income from unconsolidated affiliated companies, net includes income from our investment in IHFC as well as income from investment in Zenith. We recognized income from IHFC and Zenith as follows:

	Quarter ended		Six Months ended
	May 29, 2010	May 30, 2009	May 29, 2010	May 30, 2009
IHFC	$1,250	$1,413	$2,136	$2,208
Zenith	49	141	31	201

Loan and lease guarantee expense consists of adjustments to our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. We recognized expense of $124 and $916, respectively, for the quarter and six months ended May 29, 2010 compared to expense of $1,448 and $1,874, respectively, for the comparable 2009 periods to reflect the additional risk that we may have to assume the underlying obligations with respect to our guarantees.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2010

(Dollars in thousands except share and per share data)

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. During the fourth quarter of 2008, we established a valuation allowance against substantially all of our deferred tax assets as we were in a cumulative loss position for the preceding three years, which is considered significant negative evidence as to whether our deferred tax assets will be realized. For the six months ended May 29, 2010 and the three and six months ended May 30, 2009, no tax benefits on the losses generated were recorded since we remained in a cumulative loss position. In addition, no general tax provision was made for the quarter ended May 29, 2010 as the pre-tax profit for that period can be offset against existing net operating loss carryforwards, and we do not expect to generate taxable income for the full year. However, tax provisions of $48 and $96 were recorded for the three and six months ended May 29, 2010, respectively, and $65 and $130 for the three and six months ended May 30, 2009, respectively, related to the accrual of income taxes to be paid in certain states and penalties and interest associated with certain unrecognized tax benefits.

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

Operating cash flow for the current and preceding four fiscal quarters is summarized as follows:

2nd quarter 2010	$1,843
1st quarter 2010	6,671
4th quarter 2009	6,064
3rd quarter 2009	944
2nd quarter 2009	2,296

Cash Flows

We generated $1,843 in operating cash flow during the second quarter of 2010, as compared to $2,296 operating cash flow during the second quarter of 2009, bringing our total cash flow from operations for the first half of 2010 to $8,514, compared with cash used in operating activities of $2,760 for the first half of 2009. Operating cash flow during the second quarter of 2010 declined $4,828 from the first quarter of 2010 in part due to our initiative to replenish our inventory of imported goods to remedy stock outages experienced during the first half of 2010. In addition, the stock outages we experienced had a negative impact on cash collections from our licensees during the second quarter which also contributed to the decline in operating cash flow. We expect a further increase of $3 million to $5 million in import inventory during the remainder of 2010 to improve our service levels to our customers, which should in turn result in improved shipments to and collections from our

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2010

(Dollars in thousands except share and per share data)

customers to fund the additional inventory. The improvement in operating cash flow of $11,274 over the first half of 2009 is the result of continuing cost containment efforts initiated in 2009 as well as improved working capital management, which included significant reductions in inventory levels during 2009 and continuing into 2010.

Our overall cash position decreased for the six months ended May 29, 2010 by $10,128, primarily due to debt repayments of $22,653, partially offset by our operational cash flow of $8,514 and cash flows from investing activities of $3,940. Cash used in financing activities during the first half of 2010 included the repayment of the entire $15,000 outstanding balance under our revolving credit facility, the repayment of the $3,203 mortgage on the Mt. Pleasant, SC property, the repayment of the $2,380 balance on a mortgage which matured on March 1, 2010, principal payments of $1,075 in connection with the extension of two mortgages in December of 2009, plus other regularly scheduled payments on our other mortgages and notes totaling $995, partially offset by proceeds of $71 from the issuance of stock through our Employee Stock Purchase Plan. Cash provided by investing activities of $3,940 during the first half of 2010 included proceeds of $4,175 from the eminent domain settlement on our Mt. Pleasant, SC property and $937 from the resumption of dividend payments by IHFC, partially offset by capital expenditures of $1,503, primarily related to the opening of two company stores. In addition to the $13,093 of cash on-hand, we have investments of $14,980 consisting of $14,148 in bond and money market funds and individual debt securities and $832 in Fortress. While IHFC resumed the payment of dividends in the second quarter of 2010, it is likely that the level and frequency of dividends received from our equity investment in IHFC during the remainder of 2010 will be less than in prior years as IHFC continues to conserve cash in anticipation of completing a debt refinancing by October 31, 2010. We do not believe that this will be materially detrimental to our overall liquidity. With the current level of cash on-hand coupled with the investment holdings and availability on the revolver, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Receivables and Inventory

Cash collections on our accounts and notes receivable have a significant impact on our overall liquidity. While our cash flow from operations during fiscal 2009 was adversely affected by an increase in accounts receivable before reserves due to the continued difficult environment at retail resulting in lower cash collections, this trend eased considerably during the first half of 2010, during which time our management of receivables resulted in a positive contribution to our operating cash flow.

Our percentage of accounts receivable that are over 90 days past due has decreased slightly from approximately 26% at November 28, 2009 to approximately 22% at May 29, 2010. We recorded $3,830 of bad debt and notes receivable valuation charges during the first half of 2010 as compared to $11,741 during the first half of 2009. This significant decrease in charges is primarily due to the Company working diligently with the licensees to better manage accounts and notes receivable exposure.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2010

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

	May 29, 2010	November 28, 2009
Gross accounts receivable	$37,835	$45,362
Allowance for doubtful accounts	(8,244)	(10,757)

Net accounts receivable	$29,591	$34,605

Gross notes receivable	$16,793	$19,411
Allowance for doubtful accounts and discounts on notes receivable	(7,578)	(8,950)

Net notes receivable	$9,215	$10,461

Our accounts and notes receivable reserve and notes discount activity for the six months ended May 29, 2010 is as follows:

	Accounts Receivable	Notes Receivable	Total
Balance at November 28, 2009	$10,757	$8,950	$19,707
Bad debt and note valuation charges	2,822	1,008	3,830
Write-offs and other deductions	(5,335)	(2,331)	(7,666)
Discount amortization	—	(49)	(49)

Balance at May 29, 2010	$8,244	$7,578	$15,822

Our licensee review committee (LRC) consists of our CEO, CAO, Senior VP of Retail, VP of Licensed Retail, and Corporate Director of Credit. The LRC meets frequently to review licensee performance, typically reviewing a wide-range of licensee related issues, including licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee and its sales. Should a licensee have substantial past due amounts due to us, but is otherwise considered viable and likely to continue as a going concern, the committee has, in the past, decided to move all or a portion of the licensee’s past due accounts receivable to a note receivable. We believed that the note receivable allowed the licensee to focus on keeping current and future amounts current, while continuing to meet its financial obligations to us. Due to continued liquidity issues with certain of our licensees, we no longer believe this to be a prudent strategy and do not plan to convert additional past due receivables into long-term interest bearing notes in the foreseeable future.

Our accounts and notes receivable generally are secured by the filing of security statements in accordance with the Uniform Commercial Code and/or real estate owned by the maker or a guarantor of the note and in some cases, personal guarantees by our licensees. While we have occasionally found it necessary to foreclose on the property or take legal action to satisfy the respective receivable, our practice has generally been to work with the store owner to run a going out of business sale and use any proceeds to fund the remaining receivable. Our success with these events has varied. However, typically the amounts recovered have not been materially

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2010

(Dollars in thousands except share and per share data)

different from the carrying amount of the receivable. Consequently, we generally have not been required to record significant bad debt expenses upon the conclusion of the event.

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

Our inventories consist of the following:

	May 29, 2010	November 28, 2009
Wholesale finished goods	$18,875	$19,519
Work in process	211	199
Raw materials and supplies	4,821	6,299
Retail merchandise	18,679	15,386

Total inventories on first-in, first-out method	42,586	41,403
LIFO adjustment	(6,440)	(6,161)
Reserve for excess and obsolete inventory	(1,865)	(1,854)

	$34,281	$33,388

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

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2010

(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance, November 28, 2009	$1,465	$389	$1,854
Additions charged to expense	600	70	670
Write-offs	(552)	(107)	(659)

Balance, May 29, 2010	$1,513	$352	$1,865

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in the first half of 2010 and do not anticipate that our methodology is reasonably likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

In recent years and continuing through the first quarter of fiscal 2009, we have returned significant amounts of capital to our shareholders in the form of dividends and share repurchases, the funding for which have been primarily from the orderly liquidation of our Alternative Asset Fund investment and net liquidations of our marketable securities portfolio. However, due to unprecedented turmoil in the financial markets, further erosion of home furnishings sales, and general uncertainty regarding the depths to which current economic conditions could worsen, the Board of Directors suspended regular quarterly dividends commencing with the second quarter of 2009. Cash dividends paid for the first quarter of 2009 were $1,142, and $75 was paid for the repurchase of shares during 2009.

During 2009 we received $19,258 for the liquidation of our investments in Styx Partners, L.P. and HBK Fund. L.P., both of which were part of the Alternative Asset Fund. Due to the level of the remaining assets in the Alternative Asset Fund, we dissolved our partnership with Private Advisors, L.L.C. effective December 31, 2009, and the Fund’s remaining investment interest in Fortress was transferred to us along with a cash distribution of $250. We do not expect the liquidation of our interest in Fortress to be accomplished in the near term.

During the second quarter of 2010 we repaid the entire $15,000 previously outstanding on our revolving credit facility, resulting in $20,123 of availability at May 29, 2010 after deducting amounts for outstanding letters of credit and guarantees under the licensee loan program. The revolving credit facility contains, among other provisions, certain financial covenants including a minimum required level of Tangible Net Worth, as defined in the credit agreement. On October 6, 2009, we amended the facility resulting in a decrease in the total facility from $45,000 to $30,000, an adjustment in the variable interest rate to LIBOR plus 2.75% with a 4.25% minimum rate (4.25% on May 29, 2010 and November 28, 2009) and a reset of the Tangible Net Worth requirement at a minimum of $95,000 for fiscal 2009 and $90,000 for fiscal 2010. At May 29, 2010, our Tangible Net Worth was $107,004. Borrowings under the facility, which matures on November 30, 2010, are secured by a pledge of certain marketable securities and substantially all of our receivables and inventories. In addition, to the extent the value of the marketable securities falls below $16,000, our Borrowing Base, as defined, is decreased by 125% of the difference between $16,000 and the actual value of those securities. At May 29, 2010, the value of our marketable securities portfolio was $14,148. We have initiated discussions with our bank regarding the amendment and extension of the facility beyond its current maturity. While there can be no assurance that these discussions will result in a favorable outcome, we expect to have an amended and extended facility in place prior to November 30, 2010.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2010

(Dollars in thousands except share and per share data)

Three mortgages on our real estate totaling $6,881 will mature during the twelve month period following May 29, 2010. We expect to satisfy these obligations through a combination of refinancing, borrowing from our revolving credit facility, and operating cash flow. However, there can be no assurance that any of these strategies will be successful.

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

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2010

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

We have potential exposure to market risk related to the current weakness in the commercial real estate market. Our retail real estate holdings of $28,203 for licensee-operated stores as well as our holdings of $19,029 for Company-owned stores at May 29, 2010 could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties in the current market. Additionally, if we are required to assume responsibility for payment under the $6,694 of lease obligations we have guaranteed on behalf of licensees as of May 29, 2010, we may not be able to secure sufficient sublease income in the current market to offset the payments required under the guarantees.

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

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2010

(Dollars in thousands except share and per share data)

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

•	competitive conditions in the home furnishings industry

•	general economic conditions

•	overall retail traffic levels and consumer demand for home furnishings

•	ability of our customers and consumers to obtain credit

•	Bassett store openings

•	store closings and the profitability of the stores (independent licensees and Company-owned retail stores)

•	ability to implement our Company-owned retail strategies and realize the benefits from such strategies as they are implemented

•	fluctuations in the cost and availability of raw materials, labor and sourced products (including fabrics from troubled suppliers)

•	results of marketing and advertising campaigns

•	information and technology advances

•	ability to execute global sourcing strategies

•	performance of our marketable securities portfolio and our investment in Fortress

•	delays or difficulties in converting some of our non-operating assets to cash

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•	effects of profit improvement initiatives in our domestic wood operations

•	continued profitability of our unconsolidated affiliated companies, particularly IHFC and its ability to pay dividends

PART II—OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

May 29, 2010

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 6.	Exhibits

a.	Exhibits:

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
July 8, 2010

/s/ J. MICHAEL DANIEL
J. Michael Daniel, Vice President and Chief Accounting Officer
July 8, 2010