Form 10-Q
period 2010-08-28
BASSETT FURNITURE INDUSTRIES INC
filed 2010-10-07
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

At September 30, 2010, 11,558,974 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

ITEM

		PAGE

	PART I—FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of August 28, 2010 (unaudited) and November 28, 2009 and for the periods ended August 28, 2010 (unaudited) and August 29, 2009 (unaudited)

	Condensed Consolidated Statements of Operations and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

3.	Quantitative and Qualitative Disclosures About Market Risk	40

4.	Controls and Procedures	41

	PART II—OTHER INFORMATION

1.	Legal Proceedings	42

2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

3.	Defaults Upon Senior Securities	42

6.	Exhibits	42

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED AUGUST 28, 2010 AND AUGUST 29, 2009—UNAUDITED

(In thousands except per share data)

	Quarter Ended		Nine Months Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Net sales	$58,527	$57,670	$169,263	$173,199
Cost of sales	31,914	31,684	88,469	98,037

Gross profit	26,613	25,986	80,794	75,162
Selling, general and administrative expenses excluding bad debt and notes receivable valuation charges	27,577	25,965	81,107	78,932
Bad debt and notes receivable valuation charges	1,347	1,230	5,177	12,971
Restructuring and asset impairment charges	—	—	—	1,388
Lease exit costs	—	1,777	—	2,062

Loss from operations	(2,311)	(2,986)	(5,490)	(20,191)
Other income (loss), net	(265)	(846)	1,435	(5,330)

Loss before income taxes	(2,576)	(3,832)	(4,055)	(25,521)
Income tax benefit	208	386	112	256

Net loss	$(2,368)	$(3,446)	$(3,943)	$(25,265)
Retained earnings-beginning of period	48,886	51,341	50,461	73,160

Retained earnings-end of period	$46,518	$47,895	$46,518	$47,895

Basic and diluted loss per share	$(0.21)	$(0.30)	$(0.34)	$(2.21)

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION—CONTINUED

ITEM 1.	FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 28, 2010 AND NOVEMBER 28, 2009

(In thousands)

	(Unaudited) August 28, 2010	November 28, 2009
Assets
Current assets
Cash and cash equivalents	$5,599	$23,221
Accounts receivable, net	31,669	34,605
Inventories	42,373	33,388
Other current assets	9,303	13,312

Total current assets	88,944	104,526

Property and equipment
Cost	143,177	152,153
Less accumulated depreciation	95,979	101,517

Property and equipment, net	47,198	50,636

Investments	15,103	14,931
Retail real estate	27,889	28,793
Notes receivable, net	7,955	8,309
Other	8,537	9,034

	59,484	61,067

Total assets	$195,626	$216,229

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,274	$14,711
Accrued compensation and benefits	5,940	6,490
Customer deposits	8,998	5,946
Other accrued liabilities	12,166	11,730
Current portion of real estate notes payable	9,698	4,393

Total current liabilities	60,076	43,270

Long-term liabilities
Post employment benefit obligations	10,427	10,841
Bank debt	—	15,000
Real estate notes payable	4,339	16,953
Distributions in excess of affiliate earnings	8,757	10,954
Other long-term liabilities	7,096	8,877

	30,619	62,625

Stockholders’ equity
Common stock	57,745	57,274
Retained earnings	46,518	50,461
Additional paid-in-capital	392	481
Accumulated other comprehensive income	276	2,118

Total stockholders’ equity	104,931	110,334

Total liabilities and stockholders’ equity	$195,626	$216,229

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION—CONTINUED

ITEM 1.	FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 28, 2010 AND AUGUST 29, 2009—UNAUDITED

(In thousands)

	Nine Months Ended
	August 28, 2010	August 29, 2009
Operating activities:
Net loss	$(3,943)	$(25,265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,424	4,966
Equity in undistributed income of investments and unconsolidated affiliated companies	(3,198)	(1,582)
Provision for restructuring and asset impairment charges	—	1,388
Lease exit costs	—	2,062
Provision for lease and loan guarantees	1,375	2,428
Bad debt and notes receivable valuation charges	5,177	12,971
Other than temporary impairment of investments	—	1,255
Realized income from investments	(2,246)	(607)
Payment to terminate lease	—	(400)
Other, net	426	(55)
Changes in operating assets and liabilities
Accounts receivable	(3,527)	(5,701)
Inventories	(6,345)	6,761
Other current assets	3,091	4,915
Accounts payable and accrued liabilities	6,463	(4,704)

Net cash provided by (used in) operating activities	1,697	(1,568)

Investing activities:
Purchases of property, equipment and real estate	(1,805)	(856)
Proceeds from sales of property and equipment	4,239	129
Acquisition of retail licensee stores, net of cash acquired	(378)	(481)
Proceeds from sales of investments	8,937	22,310
Purchases of investments	(8,687)	(6,295)
Dividends from affiliate	937	2,909
Net cash received on licensee notes	424	515

Net cash provided by investing activities	3,667	18,231

Financing activities:
Net repayments under revolving credit facility	(15,000)	(1,000)
Repayments of real estate notes payable	(7,309)	(593)
Issuance of common stock	107	72
Repurchases of common stock	—	(75)
Cash dividends	—	(1,142)
Payments on other notes	(784)	(556)

Net cash used in financing activities	(22,986)	(3,294)

Change in cash and cash equivalents	(17,622)	13,369
Cash and cash equivalents – beginning of period	23,221	3,777

Cash and cash equivalents – end of period	$5,599	$17,146

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

AUGUST 28, 2010

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

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and nine months ended August 28, 2010 are not necessarily indicative of results for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 28, 2009.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Cont.)

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. During the fourth quarter of 2008, we established a valuation allowance against substantially all of our deferred tax assets as we were in a cumulative loss position for the preceding three years, which is considered significant negative evidence as to whether our deferred tax assets will be realized. For the three and nine months ended August 28, 2010 and the three and nine months ended August 29, 2009, no tax benefits on the losses generated were recorded since we remained in a cumulative loss position. The tax benefits for the three and nine months ended August 28, 2010 and August 29, 2009 result from the lapse of the statute of limitations on certain state unrecognized tax benefits, partially offset by the accrual of income taxes to be paid in certain states and penalties and interest associated with certain unrecognized tax benefits.

3. Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer.

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. Currently, there are three dealers from whom revenue is being recognized on a cost recovery basis. The following table details the total revenue and cost deferred for each period presented:

	Quarter ended		Nine Months ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Revenue deferred	$147	$1,467	$862	$6,975
Cost deferred	103	1,028	603	4,883

The cumulative amount of deferred gross profit is carried in the accompanying balance sheets as a reduction of gross accounts receivable until payment is received. The reduction of gross accounts receivable related to deferred gross profit was $528 and $721 at August 28, 2010 and November 28, 2009, respectively.

4. Accounts Receivable

Accounts receivable consists of the following:

	August 28, 2010	November 28, 2009
Gross accounts receivable	$38,922	$45,362
Allowance for doubtful accounts	(7,253)	(10,757)

Net accounts receivable	$31,669	$34,605

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Cont.)

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

Activity in the allowance for doubtful accounts was as follows:

Balance, November 28, 2009	$10,757
Additions charged to expense	3,684
Write-offs and other deductions	(7,188)

Balance, August 28, 2010	$7,253

Additions to the reserve charged to expense include $111 and $1,470 of bad debt charges recognized in the settlement of receivables owed by various licensees acquired during the three and nine months ended August 28, 2010, respectively (see Note 10). Substantially all of the write-offs and other deductions during the nine months ended August 28, 2010 related to the acquired licensees.

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 15.

5. Inventories

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method.

Inventories were comprised of the following:

	August 28, 2010	November 28, 2009
Wholesale finished goods	$26,126	$19,519
Work in process	193	199
Raw materials and supplies	5,786	6,299
Retail merchandise	18,675	15,386

Total inventories on first-in, first-out method	50,780	41,403
LIFO adjustment	(6,497)	(6,161)
Reserve for excess and obsolete inventory	(1,910)	(1,854)

	$42,373	$33,388

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

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Cont.)

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance, November 28, 2009	$1,465	$389	$1,854
Additions charged to expense	917	324	1,241
Write-offs	(865)	(320)	(1,185)

Balance, August 28, 2010	$1,517	$393	$1,910

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

6. Notes Receivable

Our notes receivable consist of the following:

	August 28, 2010	November 28, 2009
Notes receivable	$15,534	$19,411
Allowance for doubtful accounts and discounts on notes receivable	(6,909)	(8,950)

Notes receivable, net	8,625	10,461
Less: current portion of notes receivable	(670)	(2,152)

Long term notes receivable	$7,955	$8,309

Our notes receivable, which bear interest at rates ranging from 2% to 6%, consist primarily of amounts due from our licensees from loans made by the Company to help licensees fund their operations. Approximately 63% and 64% of our notes receivable represent conversions of past due accounts receivable at August 28, 2010 and November 28, 2009, respectively. At the inception of the note receivable, we determine whether the note bears a market rate of interest. A discount on the note is recorded if we determine that the note bears an interest rate below the market rate. We amortize the related note discount over the contractual term of the note and cease amortizing the discount to interest income when the present value of expected future cash flows is less than the carrying value of the note. Interest income on the notes, which is included in other income (loss), net, was as follows:

	Quarter ended		Nine months ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Interest income	$125	$166	$392	$525

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Cont.)

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

The initial carrying value of the notes is determined using present value techniques which consider the fair market rate of interest based on the licensee’s risk profile and estimated cash flows to be received. The estimated fair value of our notes receivable portfolio was $8,334 at August 28, 2010 and $10,208 at November 28, 2009. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 15.

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

These notes, as well as our accounts receivable, are generally secured by the filing of security statements in accordance with the Uniform Commercial Code and/or real estate owned by the maker of the note and in some cases, personal guarantees by our licensees.

Activity in the allowance for doubtful accounts and discounts was as follows:

Balance, November 28, 2009	$8,950
Additions charged to expense	1,493
Write-offs and other deductions	(3,474)
Amortization of discounts	(60)

Balance, August 28, 2010	$6,909

Additions charged to expense include $426 and $861 for the three and nine months ended August 28, 2010 related to the settlement of notes receivable due from licensees acquired during 2010 (see Note 10). Write-offs of $3,313 relate to notes which had been owed by the acquired licensees, one of which had previously been fully reserved.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Cont.)

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

7. Unconsolidated Affiliated Companies

The International Home Furnishings Center (“IHFC”) owns and leases out floor space in a showroom facility in High Point, North Carolina. We owned 46.85% of IHFC at August 28, 2010 and November 28, 2009, and accounted for the investment using the equity method since we do not maintain operating control of IHFC. Our investment reflects a credit balance of $8,757 and $10,954 at August 28, 2010 and November 28, 2009, respectively, which is reflected in the liabilities section in the accompanying condensed consolidated balance sheets as “distributions in excess of affiliate earnings”. This negative book value resulted from IHFC’s previous refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners. We recorded income from IHFC in other income (loss), net in our condensed consolidated statements of operations and retained earnings and received dividends as follows:

	Quarter ended		Nine months ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Income recorded	$998	$979	$3,134	$3,187
Dividends received	—	—	937	2,811

Summarized unaudited income statement information for IHFC for its first nine months of 2010 and 2009, respectively, is as follows:

	2010	2009
Revenue	$27,803	$29,194
Operating income	14,885	15,344
Net income	6,689	6,802

In addition to our investment in IHFC, we have a 49% ownership interest in Zenith Freight Lines, LLC (“Zenith”). We recorded income (loss) from Zenith in other income (loss), net in our condensed consolidated statements of operations and retained earnings and received dividends as follows:

	Quarter ended		Nine Months ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Income (loss)	$(4)	$69	$27	$270
Dividends received	—	—	—	98

8. Real Estate Notes Payable and Other Long-Term Debt

Certain of our retail real estate properties have been financed through commercial mortgages with interest rates ranging from 6.73% to 8.28%. These mortgages are collateralized by the respective properties with net book values totaling approximately $21,879 and $29,279 at August 28, 2010 and November 28, 2009, respectively. The current portion of these mortgages, $9,698 and $4,393 as of August 28, 2010 and November 28, 2009, respectively, has been included as a current liability in the accompanying condensed consolidated balance sheets. The long-term portion, $4,339 and $16,953 as of August 28, 2010 and November 28, 2009, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets. The fair value of these mortgages was $13,608 and $20,784 at August 28, 2010 and November 28, 2009, respectively. In determining the fair value the Company utilized current market interest rates for similar

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Cont.)

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 15.

Our revolving credit facility (as amended on October 6, 2009) contains, among other provisions, a minimum required level of Tangible Net Worth, as defined in the credit agreement, of $90,000 for 2010. It also provides for a variable interest rate of LIBOR plus 2.75% with a 4.25% minimum rate, and allows borrowings of up to $30,000 subject to the limitations of a borrowing base calculation as set forth in the credit agreement. Borrowings outstanding under the facility, which matures November 30, 2010, were $-0- at August 28, 2010 and $15,000 at November 28, 2009, and are secured by a pledge of certain marketable securities and substantially all of our receivables and inventories. The Company has approximately $23,200 available for borrowing under the facility, after deducting amounts for outstanding letters of credit and guarantees under the licensee loan program. We believe the face value of the outstanding obligation under the facility approximates its fair value. The inputs into this fair value estimate reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 15.

9. Comprehensive Income

The following table provides a summary of total comprehensive income (loss):

	Quarter ended		Nine Months ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Net loss	$(2,368)	$(3,446)	$(3,943)	$(25,265)

Other comprehensive income (loss):
Net change in unrealized holding gains & losses	91	592	(1,861)	2,015
Amortization associated with SERP Plan	6	7	19	19

Total comprehensive loss	$(2,271)	$(2,847)	$(5,785)	$(23,231)

The following table provides a summary of the changes in accumulated other comprehensive income (loss):

Balance at November 28, 2009	$2,118
Net change in unrealized holding gains & losses	(1,861)
Amortization associated with SERP Plan	19

Balance at August 28, 2010	$276

10. Licensee Acquisitions

As we continually monitor business relationships with our licensees, we may determine from time to time that it is in our best interest to acquire a licensee’s operations in order to mitigate certain risks associated with the

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Cont.)

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

poor performance or potential failure of a licensee. Such risks include loss of receivables or underlying collateral, potential impairment of the value of our investments in real estate used by a licensee or exposure to contingent liabilities under lease guarantees, and potential harm to our market share and brand integrity within a licensee’s market. In addition, we are sometimes approached by our licensees to acquire all or certain stores operated by the licensee. We evaluate such opportunities considering, among other things, the viability of the market and our participation in the store real estate. During the nine months ended August 28, 2010, we acquired 100% controlling interests in ten retail stores operated by seven licensees in Maryland, Missouri, Illinois, New York, Alabama, Mississippi, California and Delaware. Eight stores were acquired pursuant to strict foreclosure and settlement agreements on the underlying assets subject to the terms of our security agreements with the licensees. One store was acquired from a licensee following its request for a buyout where we already owned the real estate. Another acquired location had been previously closed and liquidated by the former licensee.

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

	Quarter Ended August 28, 2010	Nine Months Ended August 28, 2010
Bad debt expense	$537	$2,332
Loan & lease guarantee expense	478	687

Total charges	$1,015	$3,019

The following table summarizes the net assets acquired and consideration given in the store acquisitions:

	Quarter Ended August 28, 2010	Nine Months Ended August 28, 2010

Net assets acquired:
Inventory	$844	$2,980
Fixed assets/other	650	2,938
Customer deposits and other accrued expenses	(752)	(2,790)

Total net assets acquired	$742	$3,128

Consideration given:
Accounts receivable	$742	$2,751
Cash	—	377

Total consideration	$742	$3,128

The assets acquired and liabilities assumed were measured at fair value in accordance with ASC 805. Acquired inventory is valued at expected retail sales price less an allowance for direct selling costs and profit

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Cont.)

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

thereon. Acquired fixed assets are valued based upon our estimate of replacement cost less an allowance for age and condition at the time of acquisition. Customer deposits and accrued expenses are expected to be settled at face value within a short period following acquisition; therefore face value is assumed to approximate fair value. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. See Note 15.

Due to the level of settlements involved with these acquisitions and the losses recognized thereupon, no goodwill was recognized in these store acquisitions. The pro forma impact of the acquisitions on current and prior periods is not presented as we believe it is impractical to do so. We were not able to compile what we believed to be complete, accurate and reliable accounting information to use as a basis for pro forma presentations without an unreasonable effort. Net sales and operating losses generated by these stores subsequent to their acquisition were as follows:

	Quarter Ended August 28, 2010	Nine Months Ended August 28, 2010
Net sales	$4,665	$10,125
Operating losses	(794)	(1,546)

11. Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores. We had obligations of $83,802 and $79,516 at August 28, 2010 and November 28, 2009, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $6,303 and $9,822 at August 28, 2010 and November 28, 2009, respectively.

We have also guaranteed loans to certain of our licensees to finance initial inventory packages and other operating requirements for those stores. These loans generally have three year terms. The total contingent liabilities with respect to these loan guarantees as of August 28, 2010 and November 28, 2009 were $2,687 and $4,998, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease and loan guarantees (an estimate of the cost to the Company to perform on these guarantees) at August 28, 2010

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Cont.)

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

and November 28, 2009 was $2,546 and $3,366, respectively, and is recorded in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 15.

12. Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for this plan was $8,183 and $9,857 as of August 28, 2010 and November 28, 2009, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	August 28, 2010	November 28, 2009
Other accrued liabilities	$816	$2,190
Post employment benefit obligations	7,367	7,667

Total pension liability	$8,183	$9,857

Components of net periodic pension costs are as follows:

	Quarter Ended		Nine Months Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Service cost	$11	$9	$33	$27
Interest cost	105	157	317	471
Amortization of transition obligation	10	11	32	33

Net periodic pension cost	$126	$177	$382	$531

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $102 and $114 for the quarters ended August 28, 2010 and August 29, 2009, respectively, and $306 and $342 for the nine months ended August 28, 2010 and August 29, 2009, respectively. Our liability under this plan was $3,061 and $3,174 as of August 28, 2010 and November 28, 2009, respectively, and is reflected in post employment benefit obligations.

13. Stock Compensation

On April 14, 2010, our shareholders approved the Bassett Furniture Industries, Incorporated 2010 Stock Incentive Plan (the “2010 Plan”). All present and future non-employee directors, key employees and outside consultants for the Company are eligible to receive incentive awards under the 2010 Plan. Our Organization, Compensation and Nominating Committee (the “Compensation Committee”) selects eligible key employees and outside consultants to receive awards under the 2010 Plan in its discretion. Our Board of Directors or any committee designated by the Board of Directors selects eligible non-employee directors to receive awards under the 2010 Plan in its discretion. Five hundred thousand (500,000) shares of common stock are reserved for issuance under the 2010 Plan. In addition, up to 500,000 shares that are represented by outstanding awards under

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Cont.)

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

the 1997 Employee Stock Plan which are forfeited, expire or are canceled after the effective date of the 2010 Plan will be added to the reserve and may be used for new awards under the 2010 Plan. Participants may receive the following types of incentive awards under the 2010 Plan: stock options, stock appreciation rights, payment shares, restricted stock, restricted stock units and performance shares. Stock options may be incentive stock options or non-qualified stock options. Stock appreciation rights may be granted in tandem with stock options or as a freestanding award. Non-employee directors and outside consultants are eligible to receive restricted stock and restricted stock units only. The full terms of the 2010 Plan have been filed as an exhibit to our Current Report on Form 8-K dated April 14, 2010.

During the third quarter of 2010, our Compensation Committee authorized the issuance of 172,000 stock options from the 2010 Plan to certain of our key employees. The stock options vest ratably over a four-year period and have 10-year contractual terms. We used the Black-Scholes model to estimate the fair value of the options granted. The following table provides detail of awards granted during the three months ended August 28, 2010:

Options Granted	Expected Term (Years)	Exercise Price Per Share	Interest Rate	Volatility	Dividend Yield	Fair Value Per Share
172,000	6.25	$4.38	2.49%	60%	—	$2.55

During the nine months ended August 28, 2010, the Compensation Committee authorized the following restricted stock awards:

Grant Date	Restricted Shares Granted	Share Value at Grant Date Per Share	Restriction Period (Years)
May 3, 2010	17,528	$5.99	1
July 14, 2010	43,000	$4.38	3

We recognized stock-based compensation expense related to stock options and restricted stock of $89 and $275 for the three and nine months ended August 28, 2010 and $72 and $225 for the three and nine months ended August 29, 2009, respectively.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Cont.)

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

14. Earnings Per Share

The following reconciles basic and diluted loss per share:

	Net Loss	Weighted Average Shares	Net Loss Per Share
For the quarter ended August 28, 2010:
Basic loss per share	$(2,368)	11,484,959	$(0.21)
Add effect of dilutive securities:
Options and restricted shares*	—	—	—

Diluted loss per share	$(2,368)	11,484,959	$(0.21)

For the quarter ended August 29, 2009:
Basic loss per share	$(3,446)	11,438,848	$(0.30)
Add effect of dilutive securities:
Options and restricted shares *	—	—	—

Diluted loss per share	$(3,446)	11,438,848	$(0.30)

For the nine months ended August 28, 2010:
Basic loss per share	$(3,943)	11,447,397	$(0.34)
Add effect of dilutive securities:
Options and restricted shares *	—	—	—

Diluted loss per share	$(3,943)	11,447,397	$(0.34)

For the nine months ended August 29, 2009:
Basic loss per share	$(25,265)	11,418,005	$(2.21)
Add effect of dilutive securities:
Options and restricted shares *	—	—	—

Diluted loss per share	$(25,265)	11,418,005	$(2.21)

*	Due to the net loss, the potentially dilutive securities would have been anti-dilutive and are therefore excluded.

Options to purchase approximately 1,220,000 and 1,159,000 shares of common stock at August 28, 2010 and August 29, 2009, respectively, were excluded from the computation as their effect is anti-dilutive.

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

Our investments consist of our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”, formerly known as the DB Zwirn Special Opportunities Fund previously held as an investment within the Bassett Industries Alternative Asset Fund LP (“Alternative Asset Fund”), which was dissolved effective December 31,

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Cont.)

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

2009) with a value of $832 and a portfolio of marketable securities with a value of $14,271 at August 28, 2010. At November 28, 2009, our investments included our investment in the Alternative Asset Fund of $1,045 and $13,886 in our marketable securities portfolio. Collectively, these are included in investments in the accompanying condensed consolidated balance sheets.

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

As of August 28, 2010, available-for-sale securities consisted of the following:

	Cost Basis	Gross Unrealized		Market Value
		Gains	Losses
Money market shares	$11,315	$—	$—	$11,315
Bond mutual fund shares	990	237	—	1,227
Government agency obligations	841	43	—	884
US Treasury obligations	823	22	—	845

	$13,969	$302	$—	$14,271

As of November 28, 2009, available-for-sale securities consisted of the following:

	Cost Basis	Gross Unrealized		Market Value
		Gains	Losses
Equity securities	$5,318	$1,913	$(21)	$7,210
Money market shares	3,891	—	—	3,891
Bond mutual fund shares	984	202	—	1,186
Government agency obligations	1,061	52		1,113
US Treasury obligations	469	17	—	486

	$11,723	$2,184	$(21)	$13,886

The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income. Realized earnings were $33 and $145 for the quarters

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Cont.)

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

ended August 28, 2010 and August 29, 2009, respectively, and $2,246 and $607 for the nine months ended August 28, 2010 and August 29, 2009, respectively. Realized earnings for the nine months ended August 28, 2010 include $1,913 of gains and $21 of losses previously recorded in other comprehensive income. These amounts are recorded in other income (loss), net in our condensed consolidated statements of operations and retained earnings. Of the $1,729 in fixed income securities, $832 matures in less than five years with the remainder being long-term and maturing in greater than 20 years.

In accordance with ASC Topic 320, Investments—Debt and Equity Securities, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. Due to the market fluctuations during the last half of 2008 and the first quarter of 2009, many of our holdings sustained significant losses. Consequently, we recorded a loss of $1,255 for the quarter ended February 28, 2009 for impairments considered to be other than temporary. No losses for other than temporary impairments were recognized during the nine months ended August 28, 2010.

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

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Cont.)

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

The fair values of our marketable securities and our investment in Fortress based on the level of inputs are summarized below:

	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities	$14,271	$—	$—	$14,271
Investment in Fortress	—	—	832	832

Total Assets	$14,271	$—	$832	$15,103

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the nine months ended August 28, 2010.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
	Investment in Fortress	Investment in Alternative Asset Fund

Balance at November 28, 2009	$—	$1,045
Total gains (losses) included in earnings related to change in underlying net assets	83	(46)
Transfer of investment	749	(749)
Redemptions	—	(250)
Transfers in and/or out of Level 3	—	—

Balance August 28, 2010	$832	$—

The carrying values and approximate fair values of certain financial instruments as of August 28, 2010 and November 28, 2009 were as follows:

	August 28, 2010		November 28, 2009
	Carrying value	Fair value	Carrying value	Fair value
Assets:
Cash and cash equivalents	$5,599	5,599	$23,221	$23,221
Accounts receivable, net	31,669	31,669	34,605	34,605
Notes receivable, net	8,625	8,334	10,461	10,208
Investments	15,103	15,103	14,931	14,931

Liabilities:
Accounts payable	$23,274	23,274	$14,711	$14,711
Real estate notes payable	14,037	13,608	21,346	20,784
Bank debt	—	—	15,000	15,000
Lease/loan guarantee reserves	2,546	2,546	3,366	3,366

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Cont.)

AUGUST 28, 2010

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

In December 2007 the FASB issued Statement on Financial Accounting Standards No. 141(R), “Business Combinations”, now codified primarily in ASC Topic 805. ASC 805 now requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The guidance requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. The guidance became effective for us beginning in fiscal 2010. See Note 10 regarding the application of ASC 805 to the acquisition of licensee stores during the three and nine months ended August 28, 2010.

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

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Cont.)

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

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

In July 2010, the FASB issued ASU No. 2010-10, which updates the guidance in ASC Topic 310, Receivables, related to disclosures about the credit quality of financing receivables and the allowance for credit losses. The new disclosures will require disaggregated information related to financing receivables and will include for each class of financing receivables, among other things: a rollforward for the allowance for credit losses, credit quality information, impaired loan information, modification information, non-accrual and past-due information. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Accordingly, we will implement the guidance for period-end disclosures effective as of the end of our first quarter of fiscal 2011, with the guidance for period activity disclosures to be implemented during our second quarter of fiscal 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Cont.)

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

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

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED—(Cont.)

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Nine Months Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Net Sales
Wholesale	$43,805	$41,771	$126,933	$134,731
Retail	29,896	28,484	87,399	77,887
Inter-company elimination	(15,174)	(12,585)	(45,069)	(39,419)

Consolidated	$58,527	$57,670	$169,263	$173,199

Income (loss) from Operations
Wholesale	$385	$290	$873	$(10,440)
Retail	(2,924)	(2,318)	(6,524)	(7,348)
Inter-company elimination	228	819	161	1,047
Restructuring, asset impairment charges and unusual gains, net	—	—	—	(1,388)
Lease exit costs	—	(1,777)	—	(2,062)

Consolidated	$(2,311)	$(2,986)	$(5,490)	$(20,191)

Depreciation and Amortization
Wholesale	$372	$639	$1,301	$1,990
Retail	807	670	2,270	2,062
Investments/real estate	286	327	853	914

Consolidated	$1,465	$1,636	$4,424	$4,966

Capital Expenditures
Wholesale	$145	$32	$395	$268
Retail	157	111	1,410	588

Consolidated	$302	$143	$1,805	$856

	As of August 28, 2010	As of November 28, 2009
Identifiable Assets
Wholesale	$93,173	$116,508
Retail	59,461	55,997
Investments/real estate	42,992	43,724

Consolidated	$195,626	$216,229

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2010

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

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our” or the “Company”), based in Bassett, Va., is a leading vertically integrated manufacturer, importer and retailer of high quality, mid-priced home furnishings. With more than 100 Bassett Home Furnishings and Bassett Furniture Direct stores, we have leveraged our strong brand name in furniture into a network of licensed and corporate stores that focus on providing consumers with a friendly environment for buying furniture and accessories. We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service. The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits, and perfectly coordinated decorating accessories. We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of their options, the precision of their craftsmanship, and the speed of their delivery. The selling philosophy in the stores is based on building strong long term relationships with each customer. Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor.

In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other multi-line furniture stores, many of which feature Bassett galleries or design centers. Bassettbaby® cribs and casegoods are sold through specialty stores and mass merchants. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share. During the third quarter of 2010, our sales through these channels increased for the first time in several years.

Our store network included 55 licensee-owned stores and 47 Company-owned and operated stores at August 28, 2010. During the nine months ended August 28, 2010, ten licensee stores were acquired. We opened two additional stores in the second quarter of 2010, one new store in Virginia and the other a store in New Jersey that was closed in 2008 by a former licensee. We closed our Mt. Pleasant, SC store in March 2010 as the result of an eminent domain condemnation for which we have received full settlement from the state. In addition, two licensed stores closed during the third quarter of 2010. We do not have any real estate investments, lease obligations, or lease guarantee exposures with respect to these two stores. Also, late in the third quarter of 2010, we announced the closure of our store in Fairview Heights, Missouri, and have commenced store liquidation sales. As we have previously recorded sufficient reserves with respect to our lease obligations at that location, we did not incur any additional significant charges during the third quarter of 2010 as a result of this closure. Other store closures are possible during the remainder of 2010 that could result in lease exit charges or increases in our lease and loan guarantee reserves.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

The following table summarizes the changes in store count during the nine months ended August 28, 2010:

	November 28, 2009	Openings	Closed	Transfers	August 28, 2010
Licensee-owned stores	68	—	(3)	(10)	55
Company-owned stores	36	2	(1)	10	47

Total	104	2	(4)	—	102

Our wholesale operations include an upholstery plant in Newton, North Carolina that produces a wide range of upholstered furniture. We believe that we are an industry leader with our quick-ship custom upholstery offerings. We also operate a custom dining manufacturing facility in Martinsville, Va. Most of our wood furniture and certain of our upholstery offerings are sourced from several foreign plants, primarily in China and Vietnam. We define imported product as fully finished product that is sourced internationally. For the first nine months of 2010 and 2009, approximately 52% of our wholesale sales were of imported product.

Overall conditions for our industry and our Company have been difficult over the past several years although we have seen some slight improvement during the first nine months of 2010. Nevertheless, we have continued to face significant economic pressures as new housing starts remain down and consumers continue to be faced with general economic uncertainty fueled by continuing high unemployment and renewed volatility in the financial markets. These conditions have significantly limited the resumption of growth for “big ticket” consumer purchases such as furniture. Consequently, this has put pressure on certain of our dealers’ ability to generate adequate profits to fully pay us for the furniture we have sold to them. As a result, we incurred significantly increased bad debt and notes receivable valuation charges during 2009 as well as during the first nine months of 2010. For the first nine months of 2010, we recorded $5,177 in bad debt and notes receivable valuation charges compared to $12,971 for the first nine months of 2009. Although management will continue to work closely with our licensees to ensure the success of both the licensee and Bassett, further store closures are possible during the remainder of 2010 and beyond that could result in lease exit charges or increases in our lease and loan guarantee reserves. We also may increase the number of Company-owned stores during the remainder of 2010, through acquisitions of certain licensee-owned stores. During the first nine months of 2010, we acquired a total of ten licensee stores in Maryland, Missouri, Illinois, New York, Alabama, Mississippi, California, and Delaware.

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

•

Optimizing our inventory levels to improve working capital and cash flow while striving to attain satisfactory service levels to our retail distribution channels, including both Company-owned stores and licensees. Inventory reductions added significantly to operating cash flow through the second

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

quarter of 2010. We increased our investment in inventory during the third quarter of 2010 by $7.3 million in order to improve service levels. We expect our investment in inventory to increase modestly over the remainder of 2010.

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

Results of Operations—Quarter and nine months ended August 28, 2010 compared with quarter and nine months ended August 29, 2009:

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating loss were as follows for the periods ended August 28, 2010 and August 29, 2009:

	Quarter Ended				Nine Months Ended
	August 28, 2010		August 29, 2009		August 28, 2010		August 29, 2009
Net sales	$58,527	100.0%	$57,670	100.0%	$169,263	100.0%	$173,199	100.0%

Gross profit	26,613	45.5%	25,986	45.1%	80,794	47.7%	75,162	43.4%
SG&A expense	27,577	47.1%	25,965	45.0%	81,107	47.9%	78,932	45.6%
Bad debt and notes receivable valuation charges	1,347	2.3%	1,230	2.2%	5,177	3.1%	12,971	7.5%
Unusual charges	—	0.0%	1,777	3.1%	—	0.0%	3,450	2.1%

Loss from operations	$(2,311)	-3.9%	$(2,986)	-5.2%	$(5,490)	-3.2%	$(20,191)	-11.7%

On a consolidated basis, we reported net sales for the third quarter of 2010 of $58,527, an increase of $857, or 1.5% from sales levels attained in the third quarter of 2009. Sales for the nine months ended August 28, 2010

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

were $169,263, a decrease of $3,936 or 2.3% from the nine months ended August 29, 2009. Refer to the quarterly and year-to-date analyses of results for each segment below for a discussion of the factors affecting net sales for each period. Consolidated gross profit margin increases over the prior year of 0.4 points and 4.3 points as a percentage of net sales for the three and nine months ended August 28, 2010, respectively, were primarily attributable to improved margins on imported wood products and the retail segment’s increased share of the overall sales mix, partially offset by increased wholesale discounts and promotions. Consolidated SG&A expense increases over the prior year of 2.1 points and 2.3 points as a percentage of sales for the three and nine months ended August 28, 2010, respectively, are attributable to the increase in the number of retail stores. SG&A expense as a percentage of net sales remained stable in our wholesale segment and decreased for our comparable retail stores.

Unusual charges

The results for the quarter and nine months ended August 29, 2009 included several restructuring and other non-cash items including $1,777 for lease exit charges and asset impairment charges of $376 to write-off the remaining leasehold improvements for our Arlington, Texas and Alpharetta, Georgia stores, which ran inventory liquidation sales and closed during the third quarter of 2009. We also recorded a non-cash asset impairment charge of $258 to write-off the remaining leasehold improvements and a $285 lease exit charge associated with the closure of our retail office in Greensboro, North Carolina in May 2009. In addition, we recorded a $434 non-cash impairment charge to write-down the carrying value of our long-lived assets associated with a nonperforming retail location. Lastly, we recorded $320 in severance charges associated with the downsizing announced in March 2009.

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

Investments and Real Estate. Our investments and real estate segment consists of our investments in marketable securities, our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”, formerly known as the DB Zwirn Special Opportunities Fund previously held as an investment within the Bassett Industries Alternative Asset Fund LP (“Alternative Asset Fund”), equity investments in IHFC and Zenith, and retail real estate related to licensee stores. Although this segment does not have operating earnings, income from the segment is included in other income (loss), net, in our condensed consolidated statements of income and retained earnings.

In fiscal 2008, we requested our general partner in the Alternative Asset Fund, Private Advisors, L.L.C., to attempt to liquidate all of our investments in the fund. During fiscal 2009 and 2008, we received

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

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

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

Results for the wholesale segment for the three and nine months ended August 28, 2010 and August 29, 2009 are as follows:

	Quarter Ended				Nine Months Ended
	August 28, 2010		August 29, 2009		August 28, 2010		August 29, 2009
Net sales	$43,805	100.0%	$41,771	100.0%	$126,933	100.0%	$134,731	100.0%

Gross profit	12,957	29.6%	12,656	30.3%	39,699	31.3%	38,668	28.7%
SG&A expense	11,225	25.6%	11,136	26.7%	33,649	26.5%	36,137	26.8%
Bad debt and notes receivable valuation charges	1,347	3.1%	1,230	2.9%	5,177	4.1%	12,971	9.6%

Income (loss) from operations	$385	0.9%	$290	0.7%	$873	0.7%	$(10,440)	-7.7%

Quarterly Analysis of Results—Wholesale

Net sales for the wholesale segment were $43,805 for the third quarter of 2010 as compared to $41,771 for the third quarter of 2009, an increase of 4.9%. While we have seen some slight improvement in wholesale orders as compared to the third quarter of 2009, shipments were adversely affected by delays in receiving imported product from certain of our overseas suppliers. In an effort to mitigate the stock outages caused by these delays and improve service levels to our customers, we have increased inventory levels through the end of the third quarter with additional modest increases expected in the fourth quarter. Approximately 54% of wholesale shipments during the third quarter of 2010 were imported products compared to approximately 51% for the third quarter of 2009. Gross margins for the wholesale segment were 29.6% for the third quarter of 2010 as compared to 30.3% for the third quarter of 2009. This decrease is due to additional sales and promotional discounts given during the third quarter of 2010 to stimulate demand, and the introduction of a lower cost upholstery line that has a slightly lower margin. Wholesale SG&A expense, excluding bad debt and notes receivable valuation charges, increased $89, or 0.8%, for the third quarter of 2010 as compared to 2009, however as a percentage of sales SG&A expense decreased 1.1 percentage points from the third quarter of 2009 to 25.6%. We recorded $1,347 of bad debt and notes receivable valuation charges for the third quarter of 2010 as compared to $1,230 for the third quarter of 2009.

Year-to-Date Analysis of Results—Wholesale

Net sales for the wholesale segment were $126,933 for the first nine months of 2010 as compared to $134,731 for the first nine months of 2009, a decrease of 5.8%. Wholesale shipments decreased in part due to the

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

softer retail environment in late fiscal 2009 that impacted our shipping rates early in the first quarter. In addition, shipments were adversely affected by delays in receiving imported product from certain of our overseas suppliers. In an effort to mitigate the stock outages caused by these delays and improve service levels to our customers, we have increased inventory levels though the end of the third quarter of 2010. Approximately 52.5% of wholesale shipments during the first nine months of 2010 and 2009 were imported products. Gross margins for the wholesale segment were 31.3% for the first nine months of 2010 as compared to 28.7% for the first nine months of 2009. This increase is due to improved margins on the imported wood and upholstery products as well as the closure of the fiberboard plant during the fourth quarter of 2009 which essentially operated at a breakeven gross profit during 2009; partially offset by additional sales and promotional discounts given during the third quarter of 2010 to stimulate demand, and the introduction of a lower cost upholstery line that has a slightly lower margin. Wholesale SG&A expense, excluding bad debt and notes receivable valuation charges, declined $2,488, or 6.9%, for the first nine months of 2010 as compared to 2009, due primarily to lower spending due to lower sales and continued cost cutting measures. We recorded $5,177 of bad debt and notes receivable valuation charges for the first nine months of 2010 as compared to $12,971 for the first nine months of 2009. This significant decrease in charges is primarily due to our efforts to work diligently with the licensees to control increases in accounts and notes receivable exposure. In addition, many of the distressed licensee-owned stores for which significant bad debt and notes receivable valuation charges were required in 2009 have since been acquired by us and are now run as company-owned stores.

Wholesale shipments by type:	Quarter Ended				Nine Months Ended
	August 28, 2010		August 29, 2009		August 28, 2010		August 29, 2009
Wood	$19,027	43.4%	$20,490	49.1%	$55,885	44.0%	$68,044	50.5%
Upholstery	24,400	55.7%	20,907	50.0%	69,786	55.0%	65,110	48.3%
Other	378	0.9%	374	0.9%	1,262	1.0%	1,577	1.2%

Total	$43,805	100.0%	$41,771	100.0%	$126,933	100.0%	$134,731	100.0%

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $13,794 at August 28, 2010 as compared with $8,822 at August 29, 2009. A significant portion of the $4,972 increase in wholesale backlog is attributable to delayed wood product shipments and higher demand for certain imported upholstery products. During the third quarter of 2010, wholesale backlog decreased $2,801 primarily due to improved delivery of upholstered product, particularly at the end of the third quarter. We expect to moderately increase the level of wood inventory through the fourth quarter of 2010 to improve service levels and reduce our backlog to a more normal level.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

Retail Segment—Company-Owned Retail Stores

Results for the retail segment for the three and nine months ended August 28, 2010 and August 29, 2009 are as follows:

	Quarter Ended				Nine Months Ended
	August 28, 2010		August 29, 2009		August 28, 2010		August 29, 2009
Net sales	$29,896	100.0%	$28,484	100.0%	$87,399	100.0%	$77,887	100.0%

Gross profit	13,682	45.8%	12,845	45.1%	41,887	47.9%	36,141	46.4%
SG&A expense	16,606	55.6%	15,163	53.2%	48,411	55.4%	43,489	55.8%

Loss from operations	$(2,924)	-9.8%	$(2,318)	-8.1%	$(6,524)	-7.5%	$(7,348)	-9.4%

Results for comparable stores* (33 stores for the quarters ended August 28, 2010 and August 29, 2009; 27 stores for the nine months ended August 28, 2010 and August 29, 2009) are as follows:

	Quarter Ended				Nine Months Ended
	August 28, 2010		August 29, 2009		August 28, 2010		August 29, 2009
Net sales	$22,835	100.0%	$24,798	100.0%	$60,141	100.0%	$64,883	100.0%

Gross profit	10,772	47.2%	11,417	46.0%	29,379	48.9%	30,435	46.9%
SG&A expense	12,368	54.2%	13,399	54.0%	32,359	53.9%	35,197	54.2%

Loss from operations	$(1,596)	-7.0%	$(1,982)	-8.0%	$(2,980)	-5.0%	$(4,762)	-7.3%

*	“Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended				Nine Months Ended
	August 28, 2010		August 29, 2009		August 28, 2010		August 29, 2009
Net sales	$7,061	100.0%	$3,686	100.0%	$27,258	100.0%	$13,004	100.0%

Gross profit	2,910	41.2%	1,428	38.7%	12,508	45.9%	5,706	43.9%
SG&A expense	4,238	60.0%	1,764	47.8%	16,052	58.9%	8,292	63.8%

Loss from operations	$(1,328)	-18.8%	$(336)	-9.1%	$(3,544)	-13.0%	$(2,586)	-19.9%

Quarterly Analysis of Results—Retail

Our Company-owned store network had sales of $29,896 in the third quarter of 2010 as compared to $28,484 in the third quarter of 2009, an increase of 5.0%. The increase was comprised of a $3,375 increase from the net addition of 12 stores since the end of the third quarter of 2009, partially offset by a $1,963, or 7.9% decrease in comparable store sales. Deliveries to customers continued to be adversely affected during the third quarter of 2010 by stock outages at the wholesale level due to delays in receiving imported product from our overseas suppliers, partially offset by deliveries from a strong order backlog carried over into the third quarter from May 2010.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

While we do not recognize sales until goods are delivered to the customer, we track written sales (the dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores during the third quarter of 2010 and 2009 were $21,204 and $21,973, respectively, a decrease of 3.5%.

Gross margins for the quarter increased 0.7 percentage points to 45.8% as compared to the third quarter of 2009 due to improved pricing and promotional strategies and improved clearance margins. SG&A expense increased $1,443 from the third quarter of 2009, primarily due to increased store count. On a comparable store basis, gross margins increased 1.2 percentage points to 47.2% and SG&A as a percentage of sales increased 0.2 percentage points to 54.2% for the third quarter of 2010 as compared with the comparable 2009 period. Operating losses for the comparable stores were reduced by 19.5% to $1,596. In all other stores, the operating loss was $1,328 or 18.8% of sales. This higher level of operating losses reflects the fact that several of the acquired stores were struggling or failing at the time of acquisition. It has generally taken six to twelve months of operations by corporate retail management to either implement the changes necessary to improve performance in the acquired stores or to make a final determination regarding their on-going viability.

Year-to-Date Analysis of Results—Retail

Our Company-owned stores had sales of $87,399 in the first nine months of 2010 as compared to $77,887 in the first nine months of 2009, an increase of 12.2%. The increase was comprised of a $14,254 increase from the net addition of sixteen stores since the end of fiscal 2008, partially offset by a $4,742, or 7.3% decrease in comparable store sales of 7.3%. Deliveries to customers were adversely affected during the first nine months of 2010 by stock outages at the wholesale level due to delays in receiving imported product from certain overseas suppliers, by a weak order backlog coming into the year due to a soft retail environment late in fiscal 2009, and severe winter weather in the eastern United States. Written sales for comparable stores during the first nine months of 2010 and 2009 were $58,723 and $59,814, respectively, representing a 1.8% decrease.

Gross margins for the first nine months of 2010 increased 1.5 percentage points compared to the first nine months of 2009 due to improved pricing and promotional strategies and improved clearance margins. SG&A expense increased $4,922 from the first nine months of 2009, comprised of an increase of $7,760 resulting from the net addition of retail stores, partially offset by a decline of $2,838 at comparable stores due to lower sales levels and continued cost containment efforts. On a comparable store basis, SG&A decreased 0.3 percentage points as a percentage of sales for the first nine months of 2010 as compared with the comparable 2009 period, and our operating loss was reduced by 37.4% to $2,980. In all other stores, the operating loss was $3,544 or 13.0% of sales. This higher level of operating losses reflects the fact that several of the acquired stores were struggling or failing at the time of acquisition. It has generally taken six to twelve months of operations by corporate retail management to either implement the changes necessary to improve performance in the acquired stores or to make a final determination regarding their on-going viability.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet shipped to customers, was $12,711, or an average of $270 per open store, at August 28, 2010 as compared with $8,038, or an average of $230 per open store at August 29, 2009. A significant portion of the $4,673 increase in retail backlog is attributable to the addition of new stores along with delayed wood product shipments and higher demand for certain imported upholstery products. During the third quarter of 2010, retail backlog decreased $511 primarily due to improved delivery of upholstered product, particularly at the end of the quarter, partially offset by the addition of two new retail stores during the quarter.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2010

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

Other income and expense items for the quarter and nine months ended August 28, 2010 and August 29, 2009, are as follows:

	Quarter Ended		Nine Months Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Loss from Alternative Asset Fund	$—	$(800)	$—	$(1,875)
Income (loss) from marketable securities	33	145	2,246	(648)
Income from unconsolidated affiliated companies, net	994	1,048	3,161	3,457
Interest expense	(628)	(927)	(2,257)	(2,810)
Loan and lease guarantee expense	(459)	(554)	(1,375)	(2,428)
Real estate expense, net	(79)	(77)	(297)	(587)
Other	(126)	319	(43)	(439)

Other income (loss), net	$(265)	$(846)	$1,435	$(5,330)

Historically, our marketable securities have been held by two different money managers and consisted of a combination of equity and fixed income securities, including money market funds. During the second quarter of 2009, we liquidated our equity holdings with one of the managers and reinvested the proceeds in various money market funds, individual bonds and bond funds. During the first quarter of 2010, we liquidated the equity holdings with the other manager and reinvested those funds in money market accounts. As a result, we recognized gains of $2,246 during the nine months ended August 28, 2010, which included $1,913 of gains and $21 of losses previously recorded in other comprehensive income.

We review our marketable securities to determine whether a decline in the fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to recording an unrealized holding loss in other comprehensive income. Due to the continued decline in the financial markets during the first quarter of 2009, many of our holdings sustained significant losses. Consequently, we recorded $1,255 in losses in our consolidated statement of operations for the quarter ended February 28, 2009. No losses for other than temporary impairments were recognized during the nine months ended August 28, 2010.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

Income from unconsolidated affiliated companies, net includes income from our investment in IHFC as well as income from our investment in Zenith. We recognized income (loss) from IHFC and Zenith as follows:

	Quarter Ended		Nine Months Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
IHFC	$998	$979	$3,134	$3,187
Zenith	(4)	69	27	270

Loan and lease guarantee expense consists of adjustments to our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. We recognized expense of $459 and $554, respectively, for the quarter and nine months ended August 28, 2010 compared to expense of $1,375 and $2,428, respectively, for the comparable 2009 periods to reflect the additional risk that we may have to assume the underlying obligations with respect to our guarantees.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. During the fourth quarter of 2008, we established a valuation allowance against substantially all of our deferred tax assets as we were in a cumulative loss position for the preceding three years, which is considered significant negative evidence as to whether our deferred tax assets will be realized. For the three and nine months ended August 28, 2010 and the three and nine months ended August 30, 2009, no tax benefits on the losses generated were recorded since we remained in a cumulative loss position. However, tax benefits of $208 and $112 were recorded for the three and nine months ended August 28, 2010, respectively, and $386 and $256 for the three and nine months ended August 29, 2009, respectively, resulting from the lapse of the statute of limitations on certain state unrecognized tax benefits, partially offset by the accrual of income taxes to be paid in certain states and penalties and interest associated with certain unrecognized tax benefits.

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

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

Operating cash flow for the current and preceding four fiscal quarters is summarized as follows:

3rd quarter 2010	$(6,817)
2nd quarter 2010	1,843
1st quarter 2010	6,671
4th quarter 2009	6,064
3rd quarter 2009	1,192

Cash Flows

We used $6,817 of cash in operating activities during the third quarter of 2010, as compared to $944 of operating cash flow generated during the third quarter of 2009, bringing our total cash flow from operations for the first nine months of 2010 to $1,697, compared with cash used in operating activities of $1,568 for the first nine months of 2009. Operating cash flow during the third quarter of 2010 declined $8,660 from the second quarter of 2010 primarily due to our initiative to replenish our inventory of imported goods to remedy stock outages experienced during the first half of 2010. In addition, the stock outages we experienced had a negative impact on cash collections from our licensees during the third quarter which also contributed to the decline in operating cash flow. In addition to our significant increases in inventory during the third quarter of 2010, we expect a further modest increase during the remainder of 2010 to improve our service levels to our customers, which should in turn result in improved shipments to and collections from our customers to fund the additional inventory. The improvement in operating cash flow of $3,265 over the first nine months of 2009 is the result of continuing cost containment efforts initiated in 2009 as well as improved working capital management, which included significant reductions in inventory levels during 2009, now partially offset by our need to restock inventory in 2010.

Our overall cash position decreased for the nine months ended August 28, 2010 by $17,622, primarily due to debt repayments of $23,093, partially offset by our operational cash flow of $1,697 and cash flows from investing activities of $3,661. Cash used in financing activities during the first nine months of 2010 included the repayment of the entire $15,000 outstanding balance under our revolving credit facility, the repayment of the $3,203 mortgage on the Mt. Pleasant, SC property, the repayment of the $2,380 balance on a mortgage which matured on March 1, 2010, principal payments of $1,075 in connection with the extension of two mortgages in December of 2009, plus other regularly scheduled payments on our other mortgages and notes totaling $1,435, partially offset by proceeds of $107 from the issuance of stock through our Employee Stock Purchase Plan. Cash provided by investing activities of $3,667 during the first nine months of 2010 included proceeds of $4,175 from the eminent domain settlement on our Mt. Pleasant, SC property and $937 from the resumption of dividend payments by IHFC, partially offset by capital expenditures of $1,805, primarily related to the opening of two company stores. In addition to the $5,599 of cash on-hand, we have investments of $15,103 consisting of $14,271 in bond and money market funds and individual debt securities and $832 in Fortress. During the quarter ended August 28, 2010, IHFC successfully completed its debt refinancing and expects to resume paying regular semi-annual dividend payments to its owners. We expect such dividends to be less that those distributed in 2008, during which we received dividends of $6,091 from IHFC. With the current level of cash on-hand coupled with the investment holdings and availability on the revolver, we believe we have sufficient liquidity to fund operations for the foreseeable future.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

Receivables and Inventory

Cash collections on our accounts and notes receivable have a significant impact on our overall liquidity. While our cash flow from operations during fiscal 2009 was adversely affected by an increase in accounts receivable before reserves due to the continued difficult environment at retail resulting in lower cash collections, this trend eased somewhat during the first nine months of 2010. However, cash collections during the third quarter of 2010 were adversely affected by delayed shipments due to stock outages. Shipments had improved by late in the third quarter, which we expect to result in improved collections from our customers during the fourth quarter of 2010.

Our percentage of accounts receivable that are over 90 days past due has decreased from approximately 26% at November 28, 2009 to approximately 21% at August 28, 2010. We recorded $5,177 of bad debt and notes receivable valuation charges during the first nine months of 2010 as compared to $12,971 during the first nine months of 2009. This significant decrease in charges is primarily due to the Company working diligently with the licensees to better manage accounts and notes receivable exposure.

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

	August 28, 2010	November 28, 2009
Gross accounts receivable	$38,922	$45,362
Allowance for doubtful accounts	(7,253)	(10,757)

Net accounts receivable	$31,669	$34,605

Gross notes receivable	$15,534	$19,411
Allowance for doubtful accounts and discounts on notes receivable	(6,909)	(8,950)

Net notes receivable	$8,625	$10,461

Our accounts and notes receivable reserve and notes discount activity for the nine months ended August 28, 2010 is as follows:

	Accounts Receivable	Notes Receivable	Total
Balance at November 28, 2009	$10,757	$8,950	$19,707
Bad debt and note valuation charges	3,684	1,493	5,177
Write-offs and other deductions	(7,188)	(3,474)	(10,662)
Discount amortization	—	(60)	(60)

Balance at August 28, 2010	$7,253	$6,909	$14,162

Our licensee review committee (LRC) consists of our CEO, CAO, Senior VP of Retail, VP of Licensed Retail, and Corporate Director of Credit. The LRC meets frequently to review licensee performance, typically reviewing a wide-range of licensee related issues, including licensee capitalization, projected operating

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee and its sales. Should a licensee have substantial past due amounts due to us, but is otherwise considered viable and likely to continue as a going concern, the LRC has, in the past, decided to move all or a portion of the licensee’s past due accounts receivable to a note receivable. We believed that the note receivable allowed the licensee to focus on keeping current and future amounts current, while continuing to meet its financial obligations to us. Due to continued liquidity issues with certain of our licensees, we no longer believe this to be a prudent strategy and do not plan to convert additional past due receivables into long-term interest bearing notes in the foreseeable future.

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

Our inventories consist of the following:

	August 28, 2010	November 28, 2009
Wholesale finished goods	$26,126	$19,519
Work in process	193	199
Raw materials and supplies	5,786	6,299
Retail merchandise	18,675	15,386

Total inventories on first-in, first-out method	50,780	41,403
LIFO adjustment	(6,497)	(6,161)
Reserve for excess and obsolete inventory	(1,910)	(1,854)

	$42,373	$33,388

We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand, market conditions and the respective valuations at

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2010

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance, November 28, 2009	$1,465	$389	$1,854
Additions charged to expense	917	324	1,241
Write-offs	(865)	(320)	(1,185)

Balance, August 28, 2010	$1,517	$393	$1,910

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

During the second quarter of 2010 we repaid the entire $15,000 previously outstanding on our revolving credit facility, resulting in $23,200 of availability at August 28, 2010 after deducting amounts for outstanding letters of credit and guarantees under the licensee loan program. The revolving credit facility contains, among other provisions, certain financial covenants including a minimum required level of Tangible Net Worth, as defined in the credit agreement. On October 6, 2009, we amended the facility resulting in a decrease in the total

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

facility from $45,000 to $30,000, an adjustment in the variable interest rate to LIBOR plus 2.75% with a 4.25% minimum rate (4.25% on August 28, 2010 and November 28, 2009) and a reset of the Tangible Net Worth requirement at a minimum of $95,000 for fiscal 2009 and $90,000 for fiscal 2010. At August 28, 2010, our Tangible Net Worth was $104,908. Borrowings under the facility, which matures on November 30, 2010, are secured by a pledge of certain marketable securities and substantially all of our receivables and inventories. In addition, to the extent the value of the marketable securities falls below $16,000, our Borrowing Base, as defined, is decreased by 125% of the difference between $16,000 and the actual value of those securities. At August 28, 2010, the value of our marketable securities portfolio was $14,271. We are continuing discussions with our bank regarding the amendment and extension of the facility beyond its current maturity. While there can be no assurance that these discussions will result in a favorable outcome, we expect to have an amended and extended facility in place prior to November 30, 2010.

Four mortgages on our real estate totaling $9,540 will mature during the twelve month period following August 28, 2010. We expect to satisfy these obligations through a combination of refinancing, borrowing from our revolving credit facility, and operating cash flow. However, there can be no assurance that any of these strategies will be successful.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended November 28, 2009, except as follows:

Business Combinations —Effective as of the beginning of our first fiscal quarter of 2010, we have adopted the provisions of Statement on Financial Accounting Standards No. 141(R), “Business Combinations”, now codified primarily in ASC Topic 805. ASC 805 now requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The guidance requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. Our application of the new guidance in ASC 805 is expected to be primarily associated with the acquisition of licensee stores. In applying ASC 805, we will identify all pre-existing relationships with a licensee for the purpose of recognizing any gains or losses associated with the settlement of those relationships before accounting for the effects of the business combination. The most common relationship settlement in a licensee acquisition will be the settlement of receivables in exchange for certain assets, and the assumption of lease or loan obligations subject to our guarantees. Once the effects of these settlements have been accounted for, goodwill will be recognized to the extent, if any, that the fair value of the remaining consideration given exceeds the fair value of the net assets acquired. For the purposes of determining the gain or loss on the settlement of pre-existing relationships and for determining goodwill under the acquisition method, we will utilize fair value measurements for assets received, liabilities assumed, and consideration given. In a licensee store acquisition, the assets typically assumed will include inventory and leasehold improvements and other property and equipment, with net liabilities primarily consisting of customer deposits and other accrued expenses. Acquired inventory is valued at expected retail sales price less an allowance for direct selling costs and profit thereon. Acquired fixed assets are valued based upon our estimate of replacement cost less an allowance for age and condition at the time of

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2010

(Dollars in thousands except share and per share data)

acquisition. Customer deposits and accrued expenses are expected to be settled at face value within a short period following acquisition; therefore face value is assumed to approximate fair value. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures.

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

We have potential exposure to market risk related to the current weakness in the commercial real estate market. Our retail real estate holdings of $27,889 for licensee-operated stores as well as our holdings of $18,903 for Company-owned stores at August 28, 2010 could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties in the current market. Additionally, if we are required to assume responsibility for payment under the $6,303 of lease obligations we have guaranteed on behalf of licensees as of August 28, 2010, we may not be able to secure sufficient sublease income in the current market to offset the payments required under the guarantees.

PART I—FINANCIAL INFORMATION—CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2010

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

August 28, 2010

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
October 7, 2010

/s/ J. MICHAEL DANIEL
J. Michael Daniel, Vice President and Chief Accounting Officer
October 7, 2010