Form 10-K
period 2010-11-27
BASSETT FURNITURE INDUSTRIES INC
filed 2011-02-03
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 27, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one) Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 29, 2010 was $61,273,525.

The number of shares of the Registrant’s common stock outstanding on January 31, 2011 was 11,568,563.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be held April 13, 2011, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

As used herein, unless the context otherwise requires, “Bassett,” the “Company,” “we,” “us” and “our” refer to Bassett Furniture Industries, Incorporated and its subsidiaries. References to 2010, 2009, 2008, 2007 and 2006 mean the fiscal years ended November 27, 2010, November 28, 2009, November 29, 2008, November 24, 2007 and November 25, 2006, respectively. Please note that fiscal 2008 contained 53 weeks.

SAFE-HARBOR, FORWARD-LOOKING STATEMENTS

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and its subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors, which should be read in conjunction with Item 1A “Risk Factors”, that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•	competitive conditions in the home furnishings industry

•	general economic conditions

•	overall retail traffic levels and consumer demand for home furnishings

•	ability of our customers and consumers to obtain credit

•	Bassett store openings

•	store closings and the profitability of the stores (independent licensees and Company-owned retail stores)

•	ability to implement our Company-owned retail strategies and realize the benefits from such strategies as they are implemented

•	fluctuations in the cost and availability of raw materials, labor and sourced products (including fabrics from troubled suppliers)

•	results of marketing and advertising campaigns

•	information and technology advances

•	ability to execute global sourcing strategies

•	performance of our marketable securities portfolio and our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”)

•	delays or difficulties in converting some of our non-operating assets to cash

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•	effects of profit improvement initiatives in our domestic wood operations

•	continued profitability of our unconsolidated affiliated companies, particularly the International Home Furnishings Center and its ability to pay dividends.

PART I

ITEM 1.	BUSINESS

(dollar amounts in thousands except per share data)

General

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our” or the “Company”), based in Bassett, Va., is a leading vertically integrated manufacturer, importer and retailer of high quality, mid-priced home furnishings. With approximately 100 Bassett Home Furnishings (“BHF”) and Bassett Furniture Direct (“BFD”) stores, we have leveraged our strong brand name in furniture into a network of licensed and corporate stores that focus on providing consumers with a friendly environment for buying furniture and accessories. We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service. The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits, and perfectly coordinated decorating accessories. We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery. The selling philosophy in the stores is based on building strong long term relationships with each customer. Sales people are referred to as Design Consultants and are trained to evaluate customer needs and provide comprehensive solutions for their home decor.

In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other multi-line furniture stores, many of which feature Bassett galleries or design centers. Bassettbaby® cribs and casegoods as well as certain upholstery products are sold through specialty stores and mass merchants. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share. During 2010, our sales through these channels increased for the first time in several years.

Operating Segments

We have strategically aligned our business into three reportable segments: Wholesale, Retail and Investments/Real Estate.

The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BHF and BFD stores (independently-owned stores and Company-owned retail stores) and independent furniture retailers. The wholesale segment accounted for 59%, 63% and 71% of net sales during fiscal 2010, 2009, and 2008, respectively.

At the end of fiscal 2010, our retail segment consisted of 47 Company-owned stores in Alabama, Arizona, Arkansas, California, Delaware, Florida, Georgia, Illinois, Maryland, Massachusetts, Mississippi, Missouri, New Mexico, New York, North Carolina, South Carolina, Tennessee, Texas, and Virginia. Our retail segment accounted for 41%, 37% and 29% of total net sales in fiscal 2010, 2009 and 2008, respectively.

Our investments/real estate business segment consists of our holdings of retail real estate related to licensee stores, the equity investments in International Home Furnishings Center (“IHFC”) in High Point, N.C. and Zenith Freight Lines, LLC (“Zenith”) which hauls freight and warehouses inventory for the Company, and our investments in the Fortress Value Recovery Fund I, LLC (“Fortress”) and marketable securities.

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

Wholesale shipments by category for the last three fiscal years are summarized below:

	2010		2009		2008
Wood	$77,325	43.9%	$89,428	49.8%	$128,678	53.2%
Upholstery	97,258	55.2%	87,652	48.8%	109,944	45.4%
Other	1,672	0.9%	2,454	1.4%	3,472	1.4%

Total	$176,255	100.0%	$179,534	100.0%	$242,094	100.0%

Approximately 53% of our 2010 wholesale sales were of imported product compared to 51% in 2009. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers.

The dollar value of our wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $12,451 at November 27, 2010 and $10,301 at November 28, 2009. We expect that the November 27, 2010 backlog will be filled within fiscal 2011, with the majority of our backlog being filled during the first quarter.

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

Retail Segment Overview—Company Owned Retail Stores

The retail furniture industry remains very competitive and includes local furniture stores, regional furniture retailers, national department and chain stores and single-vendor branded retailers. As a whole, our store network with 54 licensee-owned and 47 Company-owned stores, ranks in the top 25 in retail furniture sales. We expect to increase the number of our Company-owned stores during 2011, primarily through acquisitions of certain licensee-owned stores as well as a limited number of new store openings in selected markets.

Retail net sales for our company-owned retail stores for the last three fiscal years are summarized below:

	2010	2009	2008
Retail net sales	$122,241	$105,378	$97,176

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

During 2007, we unveiled a new store prototype that we believe is critical to our retail success. The design of this store, now fully incorporated into eight Company-owned and three licensee-owned stores, is based on extensive research we conducted and assessed over the past several years, including a comprehensive market segmentation study completed in 2006. Aspects of the prototype design have also been incorporated into 15 Company-owned and licensee-owned stores. The prototype was created to allow a more stylish, residential feel while highlighting Bassett’s unmatched custom manufacturing capabilities. The prototype design leverages our customization capabilities by dedicating space in the stores for design solutions for dining, upholstery, home entertainment and storage solutions. Domestic custom manufacturing capabilities make it possible for Bassett to offer a 30 day delivery on custom products. We believe this design, organized around four targeted lifestyles, better communicates our capabilities to the consumer. Our lifestyle presentations are Cottage, Contemporary, Casual and Traditional as described below:

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

To further solidify ourselves as a complete home furnishings retailer, we have expanded accessory product lines including lighting and lighting customization choices, rug and mirror choices and accent pillows that coordinate with each lifestyle presentation throughout the store.

While retail traffic at the stores remained under pressure, traffic to our website, www.bassettfurniture.com, grew significantly. Understanding that more and more consumers are using the web to research before making a purchase, we have worked diligently to strengthen the website’s capabilities and ease of use and will continue to make improvements in 2011 that will drive more visitors to our website and more qualified prospects to our stores. While sales through our website are currently not material, they have increased significantly in 2010. We are leveraging our Company-owned and licensed store network to handle delivery and customer service for orders placed online.

Investments/Real Estate Overview

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies. Our balance sheet includes significant investments (Fortress and marketable securities), equity investments in IHFC and Zenith, and retail real estate related to licensee-owned stores. Our investment balances at each of the last three fiscal year-ends are as follows:

	November 27, 2010	November 28, 2009	November 29, 2008
Fortress (Alternative Asset Fund at 2009 & 2008)	$832	$1,045	$23,053
Other marketable securities	14,279	13,886	12,007
Licensee-store real estate	27,513	28,793	29,588
IHFC	(7,356)	(10,954)	(11,910)
Zenith (Recorded in Other long-term assets)	5,147	4,982	4,718

The Alternative Asset Fund (the “Fund”) was organized under the Delaware Revised Uniform Limited Partnership Act and commenced operations on July 1, 1998. The objective of the Fund was to achieve consistent positive returns, while attempting to reduce risk and volatility, by placing our capital with a variety of hedge funds and experienced portfolio managers. Such hedge funds and portfolio managers employed a variety of trading styles or strategies, including, but not limited to, convertible arbitrage, merger or risk arbitrage, distressed debt, long/short equity, multi-strategy and other market-neutral strategies.

In 2008, we requested that our general partner begin to liquidate all of our investments in the Fund. During fiscal 2010, 2009 and 2008, we received $250, $19,258, and $23,250, respectively, for liquidations associated with various investments in the Fund. As of November 28, 2009, the Fund held only a $749 investment in Fortress (formerly the DB Zwirn Special Opportunities Fund, L.P.), along with some remaining cash which was distributed in early 2010. Due to the level of the remaining assets in the Fund, the Company and Private Advisors, L.L.C. dissolved the partnership effective December 31, 2009 and the Fund’s remaining investment interest in Fortress was transferred to the Company.

Our marketable securities portfolio consists of money market funds and fixed income securities with maturities that range from one to twenty years. Historically, our marketable securities have been held by two different money managers and consisted of a combination of equity and fixed income securities, including money market funds. During the second quarter of 2009, we liquidated our equity holdings with one of the managers and reinvested the proceeds in various money market funds, individual bonds and bond funds. During the first quarter of 2010, we liquidated the equity holdings with the other manager and reinvested those funds in money market accounts.

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

We are currently engaged in negotiations for the sale of our interest in IHFC. No definitive agreement for the sale has been reached. Any such sale would be made only as part of the simultaneous sale of 100% of the ownership interests in IHFC to the prospective purchaser. We are one of four shareholders of IHFC.

As part of our retail strategy, we invest in retail store property that is either used by our Company-owned stores or leased to our licensees. Licensee-store real estate is presented as an other long-term asset in our consolidated balance sheet. These real estate holdings are typically in urban, high-traffic retail locations.

Trademarks and Patents

Our trademarks, including “Bassett” and the names of our marketing divisions, products and collections, are significant to the conduct of our business. This is important due to consumer recognition of the names and identification with our broad range of products. Certain of our trademarks are licensed to independent retailers for use in full store and store gallery presentations of our products. We also own copyrights that are important in the conduct of our business.

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

Government Regulations

We believe that we have materially complied with all federal, state and local standards in the areas of safety, health and pollution and environmental controls. We are involved in environmental matters at certain of our plant facilities, which arise in the normal course of business. We are working in cooperation with the Consumer Products Safety Commission (“CPSC”) on a voluntary recall for drop-side cribs. We are satisfying this recall by offering consumers a free kit to remedy the safety concern. Although the final outcome of these environmental matters and the product recall cannot be determined, based on the present facts, we do not believe that the final resolution of these matters will have a material adverse effect on our financial position or future results of operations.

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

People

We employed 1,254 people as of November 27, 2010, of which 596 were employed in our retail segment and 658 were employed in our wholesale segment. None of our employees are subject to collective bargaining arrangements and we have not experienced any recent work stoppages. We consider our relationship with our employees to be good.

Foreign and Domestic Operations and Export Sales

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $5,350, $3,380, and $5,200 in 2010, 2009, and 2008, respectively. At November 27, 2010, we had $2,419 of our finished goods inventory physically warehoused in Vietnam and China.

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

If the financial institutions that have extended credit to us are adversely affected by potential future disruptions in the capital and credit markets, they may be unable to fund borrowings to us. Additionally, any disruptions in these markets may also adversely affect the ability of our customers, our licensees and consumers to obtain credit, which may restrict their ability to purchase products from us. Any one or a combination of these possibilities could adversely impact our financial condition and results of operations, which could severely limit or preclude our ability to borrow funds for working capital and general corporate purposes, store acquisitions and capital expenditures.

We face a difficult current retail environment and changing economic conditions that may further adversely affect consumer demand and spending.

Many industry analysts believe the current home furnishings environment is as difficult as the industry has ever experienced. Historically, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. This historical uncertainty, combined with general economic uncertainty due to lagging consumer confidence and rising unemployment, may continue to cause inconsistent and unpredictable consumer spending habits. Should consumer demand for home furnishings further deteriorate, it could adversely affect our business through its impact on the performance of our licensees and the ability of a number of them to meet their obligations to us.

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

Our use of foreign sources of production for a substantial portion of our products exposes us to certain additional risks associated with international operations.

Our use of foreign sources for the supply of many of our products exposes us to risks associated with overseas sourcing. These risks are related to government regulation, delays in shipments, and extended lead time in ordering. Governments in the foreign countries where we source our products may change their laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation and exchange controls which could make it more difficult to service our customers resulting in an adverse effect on our earnings. Shipping delays and extended order lead times may adversely affect our ability to respond to sudden changes in demand, resulting in the purchase of excess inventory in the face of declining demand, or lost sales due to insufficient inventory in the face of increasing demand, either of which would also have an adverse effect on our earnings or liquidity.

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

We have a significant amount of accounts and notes receivable from our network of licensee-owned stores. We also own some of the real estate that is leased to our licensees and guarantee some of the debt and/or leases of some of our licensees. If these stores do not generate the necessary level of sales and profits, they may not be able to fulfill their obligations to us resulting in additional bad debt expenses and real estate related losses.

Unsuccessful implementation of our new store design, or failure to realize the intended benefits of the new design, may be detrimental to future operating results and financial condition.

In 2007, we unveiled a new store prototype that we believe is critical to our retail success. Utilizing the basic tenants of our new prototype as a guideline, we are in the midst of a visual standardization program that will ultimately permeate our entire fleet of stores. Implementation will occur in stages over the next few years, depending on the availability of capital. Failure to successfully implement the new store design and/or the visual standardization program, or to realize the intended benefits thereof, could prove costly and could adversely impact our operating results and financial condition.

Consolidating variable interest entities into our financial statements may reduce our net income.

Applicable accounting rules categorize an entity that does not have sufficient equity to carry out its business without our financial support as a “variable interest entity.” If some of our independent dealers do not generate the necessary level of sales and profits, they could be considered variable interest entities. If we are considered the primary beneficiary of a variable interest entity’s business activities, the rules require us to consolidate its assets, liabilities, and results of operations into our consolidated financial statements. Once consolidated, the rules require us to absorb all of the dealer’s net losses in excess of its equity and to recognize its net earnings, but only to the extent of recouping losses we previously recorded. We continue to assess our licensees to determine whether other subordinated financial support will be required by us to ensure their continued operation, thereby requiring them to be consolidated. Should we be required to consolidate any variable interest entities, our future earnings would likely be reduced.

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

We regularly review and evaluate our domestic manufacturing operations and offshore (import) sourcing capabilities. As a result, we sometimes realign those operations and capabilities and institute cost savings programs. These programs can include the consolidation and integration of facilities, functions, systems and procedures. We also may shift certain products from domestic manufacturing to offshore sourcing. These realignments and cost savings programs generally involve some initial cost and can result in decreases in our near-term earnings until we achieve the expected cost reductions. We may not always accomplish these actions as quickly as planned, and we may not fully achieve the expected cost reductions.

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

The following properties have ceased manufacturing operations and are currently held as idle or temporary warehouse facilities in connection with restructuring efforts:

Facility	Location
J. D. Bassett Manufacturing	Bassett, Va.
Bassett Superior Lines	Bassett, Va.
Bassett Chair	Bassett, Va.
Bassett Table	Bassett, Va.
Outlet Store	Bassett, Va.
Bassett Fiberboard	Bassett, Va.
Warehouse	Mt. Airy, N.C.

Retail Segment:

Our interest in retail real estate as of November 27, 2010 is as follows:

	Company-Owned Stores	Licensee-Owned Stores	Closed Stores	Total Retail Properties
Owned properties	8	5	2	15
Leased properties	39	8	6	53
Lease guarantees	—	11	3	14
No real estate involvement	—	30	—	30

Total	47	54	11	112

As of November 27, 2010, we had 101 stores in our retail network; 47 Company-owned stores that comprise our retail segment and 54 owned and operated by independent third party operating licensees. Of the 47 retail store locations owned and operated by us, 8 of the properties are owned and 39 are leased. Of the eight properties that we own, two are subject to land leases.

We also own an additional five retail properties that are leased to our licensee dealers. Of these five properties, one is subject to a land lease. In addition, we lease another eight properties from third party landlords which we then sublease to our licensee dealers. To further support our licensee dealers, we have also provided lease guarantees on 11 licensee operated stores.

We also own two store properties and lease another six properties that are currently closed. In addition, we currently are subject to lease guarantees on three other closed licensee properties. We are actively marketing to sell or lease our owned properties and currently have a tenant for two of the properties. We are also actively marketing the leased properties for tenants and currently have a long-term sublease in place for one property. From time-to-time, we may sublease these properties on a short-term basis to defray some of the cash costs. In addition, we may negotiate cash settlements to terminate our obligations under the leases.

See Note 18 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

In 2004, the US Environmental Protection Agency (EPA) advised the Company that it had been identified as a potentially responsible party (PRP) at the Ward Transformer Superfund site in Wake County, North Carolina. The EPA alleges that the Company is a responsible party because, prior to 1990, it sent transformers to the site for repair that contained certain polychlorinated biphenyls (PCBs) which were allegedly mishandled by the owner/operator of the site. Pursuant to a settlement agreement that the Company and several other PRPs (the

“Initial PRP Group”) entered into with the EPA in 2005, the Initial PRP Group has paid for remediation work conducted at the Ward Transformer site. To date the Company has spent approximately $1,000 on the remediation of the site. The Company estimates that its share of the total liability for remediation of the site should be approximately $295. Through litigation and collection efforts by the Initial PRP Group, the Company intends to seek recovery from dozens of other PRPs for its costs in excess of $295.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4B.	EXECUTIVE OFFICERS OF THE REGISTRANT

John E. Bassett III, 52, has been with the Company since 1981 and served as Vice President of Wood Manufacturing from 1997 to 2001 and as Vice President Global Sourcing since 2001.

Jason W. Camp, 42, joined the Company in 2006 as Senior Vice President of Retail. Prior to joining Bassett, Mr. Camp was with Restoration Hardware, Inc. for nine years advancing to the position of Senior Vice President and General Manager of the Retail Division.

Jay R. Hervey, Esq., 51, has served as the General Counsel, Vice President and Secretary for the Company since 1997.

Matthew S. Johnson, 49, has been with the Company since 1984. Since 2000, he has been serving as Vice President of Merchandising and Design.

Mark S. Jordan, 57, joined the Company in 1999 as Plant Manager. In 2001, he was promoted to Vice President of Upholstery Manufacturing and in 2002 he was promoted to Vice President and General Manager-Upholstery.

J. Michael Daniel, 49, joined the Company in 2007 as Corporate Controller. From March 2009 through December 2009, he served as Corporate Controller and Interim Chief Financial Officer. In January 2010, he was appointed Vice President and Chief Accounting Officer.

Robert H. Spilman, Jr., 54, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information:

Bassett’s common stock trades on the NASDAQ global select market system under the symbol “BSET.” We had approximately 1,000 registered stockholders at November 27, 2010. The range of per share amounts for the high and low market prices and dividends declared for the last two fiscal years are listed below:

	Market Prices of Common Stock
	2010		2009		Dividends Declared
Quarter	High	Low	High	Low	2010	2009
First	$4.53	$3.27	$4.35	$0.96	$—	$—
Second	6.20	4.42	2.75	0.62	—	—
Third	5.70	3.77	4.97	1.76	—	—
Fourth	5.10	3.87	5.10	3.37	—	—

Issuer Purchases of Equity Securities

(dollar amounts in thousands, except share and per share data)

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 29—October 2, 2010	—	—	—	$23,388
October 3—October 30, 2010	—	—	—	$23,388
October 31—November 27, 2010	—	—	—	$23,388

(1)	The Company’s Board of Directors has authorized the repurchase of up to $60,000 in Company stock. This repurchase plan was initially announced on June 23, 1998. On March 17, 2008, the Board of Directors increased the repurchase plan by $20,000.

ITEM 6.	SELECTED FINANCIAL DATA

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

	2010		2009		2008		2007	2006
	(dollar amounts in thousands except for per share data)
Net sales	$235,254		$232,722		$288,298		$295,384	$328,214
Cost of sales	$122,566		$129,882		$173,399		$195,001	$225,319
Operating loss	$(4,199	)(1)	$(19,948	)(1)	$(16,454	)(1)	$(19,916)	$(466)
Other income (loss), net	$1,991		$(4,505)		$(6,956)		$5,947	$6,921
Income (loss) before income taxes	$(2,208)		$(24,453)		$(23,410)		$(13,969)	$6,455
Income tax expense (benefit)	$(206)		$(1,754)		$16,945		$(4,059)	$1,026
Net income (loss)	$(2,002)		$(22,699)		$(40,355)		$(9,910)	$5,429
Diluted earnings (loss) per share	$(0.17)		$(1.99)		$(3.46)		$(0.84)	$0.46
Cash dividends declared	$—		$—		$17,464		$9,454	$9,449
Cash dividends per share	$—		$—		$1.50		$0.80	$0.80
Total assets	$197,317		$216,229		$245,042		$310,703	$310,223
Long-term debt	$4,295		$31,953		$40,346		$28,850	$23,522
Current ratio	1.48 to 1		2.42 to 1		2.34 to 1		1.96 to 1	2.47 to 1
Book value per share	$9.20		$9.63		$11.40		$16.50	$18.24
Weighted average number of shares	11,459,257		11,395,789		11,663,857		11,810,055	11,808,053

(1)	See Note 16 to the Consolidated Financial Statements related to restructuring and asset impairment charges recorded in 2009 and 2008. See also Note 9 to the Consolidated Financial Statements, with respect to funds received from the Continued Dumping and Subsidy Offset Act in 2010, 2009, and 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our” or the “Company”), based in Bassett, Va., is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of licensee- and Company-owned branded stores under the Bassett Home Furnishings (“BHF” or “store”) or Bassett Furniture Direct (“BFD” or “store”) name, with additional distribution through other multi-line furniture stores, many of which feature Bassett galleries or design centers. Bassettbaby® cribs and casegoods as well as certain upholstery products are sold through specialty stores and mass merchants. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 108-year history has instilled the principles of quality, value, and integrity in everything that we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and to meet the demands of a global economy.

Our store program was created in 1997 as a single source home furnishings retail store that provides a unique combination of stylish, well-made furniture and accessories with a high level of customer service. This service includes complimentary room planning, in-home design visits, fast delivery, and custom-order furniture. This strategy both builds on our strengths (brand name, balance sheet and product offerings) and better positions us to capitalize on the changing furniture retail environment. Our store network included 54 licensee-owned stores and 47 Company-owned and operated stores at November 27, 2010. During 2010, we acquired a total of eleven licensee stores in Maryland, Missouri, Illinois, New York, Alabama, Mississippi, California, Delaware, and North Carolina. We also opened two additional stores in the second quarter of 2010, one new store in Virginia and re-opened a store in New Jersey that was closed in 2008 by a former licensee. We closed our Mt. Pleasant, South Carolina store in March 2010 as the result of an eminent domain condemnation for which we have received full settlement from the state. In addition, two licensee stores closed during the third quarter of 2010. We do not have any real estate investments, lease obligations, or lease guarantee exposures with respect to these two stores. Also, in the fourth quarter of 2010, we closed our store in Fairview Heights, Missouri. As we had previously recorded sufficient reserves with respect to our lease obligations at that location, we did not incur any additional significant charges as a result of this closure. Other store closures are possible during 2011 that could result in lease exit charges or increases in our lease and loan guarantee reserves.

The following table summarizes the changes in store count during fiscal 2010:

	November 28, 2009	New Stores	Stores Acquired	Stores Closed	November 27, 2010
Licensee-owned stores	68	—	(11)	(3)	54
Company-owned stores	36	2	11	(2)	47

Total	104	2	—	(5)	101

Our wholesale operations include an upholstery plant in Newton, North Carolina that produces a wide range of upholstered furniture. We believe that we are an industry leader with our quick-ship custom upholstery offerings. We also operate a custom dining manufacturing facility in Martinsville, Va. Most of our wood furniture and certain of our upholstery offerings are sourced through several foreign plants, primarily in China and Vietnam. We define imported product as fully finished product that is sourced internationally. For fiscal 2010, approximately 53% of our wholesale sales were of imported product compared to 51% for fiscal 2009.

Overall conditions for our industry and our Company have been difficult over the past several years although we have seen some slight improvement during 2010. Nevertheless, we have continued to face significant economic pressures as new housing starts remain down and consumers continue to be faced with general economic uncertainty fueled by continuing high unemployment. These conditions have significantly limited the resumption of growth for “big ticket” consumer purchases such as furniture. Consequently, this has put pressure on certain of our dealers’ ability to generate adequate profits to fully pay us for the furniture we have sold to them. As a result, we incurred significantly increased bad debt and notes receivable valuation charges during fiscal 2010, 2009 and 2008 of $6,567, $15,205 and $11,769, respectively. Although management will continue to work closely with our licensees to ensure the success of both the licensee and Bassett, further store closures are possible during 2011 and beyond that could result in lease exit charges or increases in our lease and loan guarantee reserves. We also may increase the number of Company-owned stores during 2011, primarily through acquisitions of certain licensee-owned stores as well as a limited number of new store openings in selected markets.

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

•

Optimizing our inventory levels to improve working capital and cash flow while striving to attain satisfactory service levels to our retail distribution channels, including both Company-owned stores and licensees. Inventory reductions added significantly to operating cash flow through the second quarter of 2010. We increased our investment in inventory during the third quarter of 2010 by $7.3 million in order to improve service levels. Inventory levels remained stable during the fourth quarter of 2010.

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

Analysis of Operations

Our fiscal year ends on the Saturday closest to November 30, which periodically results in a 53-week year. Fiscal 2008 contained 53 weeks. Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating loss were as follows for the years ended November 27, 2010, November 28, 2009 and November 29, 2008:

	2010		2009		2008
Net sales	$235,254	100.0%	$232,722	100.0%	$288,298	100.0%

Gross profit	112,688	47.9%	102,840	44.2%	114,899	39.9%
SG&A	110,808	47.1%	103,789	44.6%	116,576	40.4%
Bad debt and notes receivable valuation charges	6,567	2.8%	15,205	6.5%	11,769	4.1%
Unusual charges (gains), net	(488)	-0.2%	3,794	1.6%	3,008	1.0%

Loss from operations	$(4,199)	-1.8%	$(19,948)	-8.5%	$(16,454)	-5.6%

Sales for fiscal 2010 were $235,254 as compared to $232,722 for 2009 and $288,298 for 2008, representing increases (decreases) of 1.1% and (19.8)%, respectively. These trends are primarily due to continued soft furniture retail conditions, which have impacted both retail sales and wholesale shipments in all three years, although in 2010 we began to see some improvement in these conditions. Our consolidated net sales by segment were as follows:

	2010	2009	2008
Wholesale	$176,255	$179,534	$242,094
Retail	122,241	105,378	97,176
Inter-company elimination	(63,242)	(52,190)	(50,972)

Consolidated net sales	$235,254	$232,722	$288,298

Gross margins for fiscal 2010, 2009, and 2008 were 47.9%, 44.2%, and 39.9%, respectively. The margin increases result primarily from a greater mix of sales being through the retail segment as well as improved margins in both the wholesale and retail segments. Selling, general and administrative expenses, excluding bad debt and notes receivable valuation charges, increased $7,019 in 2010 as compared to 2009 primarily due to the increase in the number of retail stores. Selling, general and administrative expenses, excluding bad debt and notes receivable valuation charges, decreased $12,787 in 2009 as compared to 2008 due to the reduction of administrative overhead and a general trend toward lower spending. Bad debt and notes receivable valuation charges decreased $8,638 in 2010 from 2009 levels due to our efforts to work diligently with the licensees to control increases in accounts and notes receivable exposure. In addition, many of the distressed licensee-owned stores for which significant bad debt and notes receivable valuation charges were required in 2009 have since been acquired by us and are now run as company-owned stores. Bad debt and notes receivable valuation charges increased by $3,436 in 2009 over 2008 as the deepening effects of the recession continued to put increasing pressure on the profitability and cash flow of our licensees.

Our operating loss in 2010 is primarily due to continuing elevated bad debt charges in our wholesale segment and operating losses incurred by our retail segment. These retail operating losses reflect both the continuing weakness in the home furnishings retail environment, the shortfall between the amount of sales required to breakeven on an average per store basis and the amount of sales that were actually written and delivered, and costs associated with the acquisition and stabilization of distressed licensee stores. However, in 2010 we did see a significant reduction in the amount of bad debt charges taken at the wholesale level, and we have begun to see slight improvement in the retail environment. We continue to take actions to improve per store sales performance including adding new value-oriented product offerings, strengthening our design and sales talent, and incorporating elements of the new store prototype into more of our stores. In addition, we are closing underperforming stores that we do not believe will be able to meet their required breakeven sales levels. In the recently acquired stores, it has generally taken six to twelve months of operations by corporate retail management to either implement the changes necessary to improve performance in these stores or to make a final determination regarding their on-going viability. In our wholesale segment, we have reduced the cost and expense structure to reflect this lower level of sales and the reduced number of stores in the total network.

Certain items affecting comparability between periods are noted below in “Investment and Real Estate Segment and Other Items Affecting Net Loss”.

Our operating results were negatively or (positively) impacted by certain restructuring and non-recurring items as detailed below:

	2010	2009	2008
Income from Continued Dumping & Subsidy Offset Act	$(488)	$(1,627)	$(2,122)
Restructuring, impaired asset charges and unusual gains, net
Impairment of goodwill	—	532	3,548
Impairment of leasehold improvements	—	1,068	624
Impairment of other intangibles	—	—	240
Asset impairment charge associated with plant closures	—	485	—
Supply contract termination costs associated with fiberboard plant closure	—	408	—
Severance	—	494	—
Gain on sale of the company airplane	—	—	(1,342)
Lease exit costs	—	2,434	642
Proxy defense costs	—	—	1,418

	$(488)	$3,794	$3,008

Fiscal 2010

Income from the Continued Dumping & Subsidy Offset Act (“CDSOA”) continued to decline in 2010 from prior years due to legislation enacted in 2006 that ends CDSOA distributions for monies collected after September 30, 2007, although distributions of monies collected prior to that date have continued during 2008, 2009 and 2010. A final distribution of the CDSOA funds is expected to be made in late 2011, however it has not been determined what our share of that distribution will be, if any.

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

•

Investments and Real Estate. Our investments and real estate segment consists of our investments in marketable securities, our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”, formerly known as the DB Zwirn Special Opportunities Fund previously held as an investment within the Bassett Industries Alternative Asset Fund LP (“Alternative Asset Fund”)), equity investments in IHFC and Zenith, and retail real estate related to licensee stores. Although this segment does not have operating earnings, income from the segment is included in other income (loss), net, in our condensed consolidated statements of income and retained earnings.

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

Wholesale Segment

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating income (loss) for our Wholesale Segment were as follows for the years ended November 27, 2010, November 28, 2009 and November 29, 2008:

	2010		2009		2008
Net sales	$176,255	100.0%	$179,534	100.0%	$242,094	100.0%

Gross profit	55,010	31.2%	53,225	29.6%	70,940	29.3%
SG&A	46,012	26.1%	47,120	26.2%	62,276	25.7%
Bad debt and notes receivable valuation charges	6,567	3.7%	15,205	8.5%	11,769	4.9%

Income (loss) from operations	$2,431	1.4%	$(9,100)	-5.1%	$(3,105)	-1.3%

Wholesale shipments by category for the last three fiscal years are summarized below:

	2010		2009		2008
Wood	$77,326	43.9%	$89,428	49.8%	$128,678	53.2%
Upholstery	97,258	55.2%	87,652	48.8%	109,944	45.4%
Other	1,671	0.9%	2,454	1.4%	3,472	1.4%

Total	$176,255	100.0%	$179,534	100.0%	$242,094	100.0%

Fiscal 2010 as Compared to Fiscal 2009

Net sales for the wholesale segment were $176,255 for 2010 as compared to $179,534 for a decrease of 1.8%. Excluding sales of fiberboard product, the production of which was discontinued in late 2009, wholesale shipments increased by 1.1% over 2009. This increase in shipments was indicative of slightly improving market conditions, particularly in the latter part of 2010. In addition, shipments during the first half of 2010 were adversely affected by delays in receiving imported product from certain of our overseas suppliers. In an effort to mitigate the stock outages caused by these delays and improve service levels to our customers, we began to increase inventory levels during the second and third quarters of 2010. As a result, we were able to substantially eliminate the excess backlog of delayed shipments during the final quarter of the year. Approximately 53% and 51% of wholesale shipments during 2010 and 2009, respectively, were imported products.

Gross margins for the wholesale segment were 31.2% for 2010 as compared to 29.6% for 2009. This increase is due to improved margins on the imported wood and upholstery products as well as the closure of the fiberboard plant during the fourth quarter of 2009 which essentially operated at a breakeven gross profit during 2009; partially offset by the introduction of a lower cost upholstery line that has a slightly lower margin, and higher freight costs on imported product during the fourth quarter of 2010. Wholesale SG&A expense, excluding bad debt and notes receivable valuation charges, declined $1,108, or 2.4%, for 2010 as compared to 2009, due primarily to lower spending due to lower sales and continued cost cutting measures. We recorded $6,567 of bad debt and notes receivable valuation charges in 2010 as compared to $15,205 for 2009. This significant decrease in charges is primarily due to our efforts to work diligently with the licensees to control increases in accounts and notes receivable exposure. In addition, many of the distressed licensee-owned stores for which significant bad debt and notes receivable valuation charges were required in 2009 have since been acquired by us and are now run as company-owned stores.

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

Wholesale Backlog

The dollar value of our wholesale backlog, representing orders received but not yet delivered to dealers and Company stores as of November 27, 2010, November 28, 2009, and November 29, 2008, was as follows:

	2010	2009	2008
Year end wholesale backlog	$12,451	$10,301	$13,967

Retail Segment—Company Owned Stores

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating income (loss) for our Retail Segment were as follows for the years ended November 27, 2010, November 28, 2009 and November 29, 2008:

	2010		2009		2008
Net sales	$122,241	100.0%	$105,378	100.0%	$97,176	100.0%

Gross profit	58,628	48.0%	49,550	47.0%	44,516	45.8%
SG&A	66,015	54.0%	57,681	54.7%	54,822	56.4%

Loss from operations	$(7,387)	-6.0%	$(8,131)	-7.7%	$(10,306)	-10.6%

The following tables present operating results on a comparable store basis for each comparative set of periods. Table A compares the results of the 27 stores that were open and operating for all of 2010 and 2009. Table B compares the results of the 26 stores that were open and operating for all of 2009 and 2008.

Comparable Store Results:

	Table A: 2010 vs 2009 (27 Stores)				Table B: 2009 vs 2008 (26 Stores)
	2010		2009		2009		2008
Net sales	$82,063	100.0%	$86,131	100.0%	$80,846	100.0%	$84,976	100.0%

Gross profit	40,081	48.8%	40,838	47.4%	38,104	47.1%	39,934	47.0%
SG&A expense	43,288	52.7%	46,279	53.7%	43,268	53.5%	47,369	55.7%

Loss from operations	$(3,207)	-3.9%	$(5,441)	-6.3%	$(5,164)	-6.4%	$(7,435)	-8.7%

The following tables present operating results for all other stores which were not comparable year-over-year, each table including the results of stores that either opened or closed at some point during the 24 months of each comparative set of periods.

All Other (Non-Comparable) Store Results:

	Table A: 2010 vs 2009 All Other Stores				Table B: 2009 vs 2008 All Other Stores
	2010		2009		2009		2008
Net sales	$40,178	100.0%	$19,247	100.0%	$24,532	100.0%	$12,200	100.0%

Gross profit	18,547	46.2%	8,712	45.3%	11,446	46.7%	4,582	37.6%
SG&A expense	22,727	56.6%	11,402	59.3%	14,413	58.8%	7,453	61.1%

Loss from operations	$(4,180)	-10.4%	$(2,690)	-14.0%	$(2,967)	-12.1%	$(2,871)	-23.5%

Fiscal 2010 as Compared to Fiscal 2009

Our Company-owned stores had sales of $122,241 in 2010 as compared to $105,378 in 2009, an increase of 16%. The increase was comprised of a $20,931 increase from the net addition of seventeen stores since the end of fiscal 2008, partially offset by a $4,068, or 4.7% decrease in comparable store sales. While we do not recognize sales until goods are delivered to the customer, we track written sales (the dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores during 2010 decreased 1.3% from 2009. The smaller decline in written sales relative to the larger decline in delivered sales at comparable stores reflects improved market conditions in the latter half of 2010, as compared with weaker conditions in late 2009 which adversely impacted our shipping rates during the first quarter of 2010.

Gross margins for 2010 increased 1.0 percentage point compared to 2009 due to improved pricing and promotional strategies and improved clearance margins. SG&A expense increased $8,334 from 2009, comprised of an increase of $11,325 resulting from the net addition of retail stores, partially offset by a decline of $2,991 at comparable stores due to lower sales levels and continued cost containment efforts. On a comparable store basis, SG&A decreased 1.0 percentage point as a percentage of sales for 2010 as compared with 2009, and our operating loss was reduced by 41.1% to $3,207. In all other stores, the operating loss was $4,180 or 10.4% of sales. This higher level of operating losses reflects the fact that several of the acquired stores were struggling or failing at the time of acquisition. It has generally taken six to twelve months of operations by corporate retail management to either implement the changes necessary to improve performance in the acquired stores or to make a final determination regarding their on-going viability.

Fiscal 2009 as Compared to Fiscal 2008

Our Company-owned stores had sales of $105,378 in 2009 as compared to $97,176 in 2008, an increase of 8.4%. The increase was comprised of a $12,332 increase from the net addition of four stores since the end of fiscal 2008, partially offset by a $4,130, or 4.9% decrease in comparable store sales. Written sales for comparable stores during 2009 decreased 6.1% from 2008.

Gross margins for fiscal 2009 increased 1.2 percentage points due to improved pricing and promotional strategies, partially offset by reduced margins from our inventory reduction sale during the third quarter of 2009. SG&A increased $2,859 primarily due to corporate store acquisitions, partially offset by continued cost containment efforts. On a comparable store basis, SG&A decreased 2.2 percentage points as a percentage of sales for 2009 as compared with 2008, and our operating loss was reduced by 30.5% to $5,164.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers as of November 27, 2010, November 28, 2009, and November 29, 2008, was as follows:

	2010	2009	2008
Year end retail backlog	$13,689	$8,687	$9,040
Retail backlog per open store	$291	$241	$292

Investment and Real Estate Segment and Other Items Affecting Net Income (Loss)

Although our Investment and Real Estate segment does not have operating earnings, income from the segment is included in income from investments in our consolidated statements of operations. Our equity investment in IHFC is not included in the identifiable assets of this segment since it is included in the long-term liabilities section of our consolidated balance sheet. Other income and expense items for fiscal 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Loss from Alternative Asset Fund	$—	$(2,730)	$(5,385)
Income from marketable securities	2,272	764	1,447
Other than temporary impairment of investments	—	(1,255)	(3,296)
Income from unconsolidated affiliated companies, net	4,700	5,067	6,300
Interest expense	(2,870)	(3,699)	(4,021)
Loan and lease guarantee expense	(1,407)	(2,834)	(527)
Other	(704)	182	(1,474)

Other income (loss), net	$1,991	$(4,505)	$(6,956)

Historically, our marketable securities have been held by two different money managers and consisted of a combination of equity and fixed income securities, including money market funds. During the second quarter of 2009, we liquidated our equity holdings with one of the managers and reinvested the proceeds in various money market funds, individual bonds and bond funds. During the first quarter of 2010, we liquidated the equity holdings with the other manager and reinvested those funds in money market accounts. As a result, we recognized gains of $2,272 during 2010, which included $1,913 of gains and $21 of losses previously recorded in other comprehensive income.

The Alternative Asset Fund recorded a loss of $2,730 for fiscal 2009 as compared to a loss of $5,385 in fiscal 2008. In fiscal 2008, we requested our general partner in the Alternative Asset Fund, Private Advisors, L.L.C., to attempt to liquidate all of our investments in the fund. During fiscal 2009 and 2008, we received $19,258, and $23,250, respectively, for liquidations associated with various investments in the Alternative Asset Fund. As of November 28, 2009, the Alternative Asset Fund held only a $749 investment in Fortress, along with some remaining cash that was distributed in early 2010. Due to the level of the remaining assets in the Alternative Asset Fund, the Company and Private Advisors, L.L.C. dissolved the partnership effective December 31, 2009 and the Alternative Asset Fund’s remaining investment interest in Fortress was transferred to the Company.

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

Income from unconsolidated affiliated companies, net includes income from our investment in IHFC as well as income (loss) from our equity method investment in Zenith. We recognized income (loss) from IHFC and Zenith:

	2010	2009	2008
IHFC	$4,535	$4,705	$6,424
Zenith	165	362	(124)

	$4,700	$5,067	$6,300

Loan and lease guarantee expense consists of adjustments to our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. We recognized expense of $1,407, $2,834 and $527 for fiscal 2010, 2009 and 2008, respectively, to reflect the changes in our estimates of the additional risk that we may have to assume the underlying obligations with respect to our guarantees.

Other for fiscal 2009 includes income of $2,284 associated with the receipt of death benefits from life insurance policies associated with our Supplemental Executive Retirement Income Plan, partially offset by costs and expenses related to our real estate investments that support our licensees.

Provision for Income taxes

We recorded an income tax provision (benefit) of $(206), $(1,754) and $16,945 in fiscal 2010, 2009 and 2008. The benefit recognized in fiscal 2010 arose primarily as a result of the lapse of the statute of limitations on unrecognized state tax benefits, partially offset by the accrual of income taxes to be paid in certain states and penalties associated with certain unrecognized tax benefits. The benefit recognized in fiscal 2009 resulted from our utilization of additional net operating loss carrybacks as provided by the Worker, Homeownership, and Business Assistance Act of 2009 which extended the general carryback period for 2008 NOLs from two years to up to five. Fiscal 2008 includes a charge of $23,383 to establish a valuation allowance against substantially all of our deferred tax assets as a result of the cumulative losses incurred in fiscal 2008 and 2007. Our effective income tax rates are (9.2)%, (7.1)% and 72.3% for fiscal 2010, 2009 and 2008, respectively. Excluding the charge to record a valuation allowance against our deferred tax assets, our effective rate would have been (25.9%) in fiscal 2008. The effective rate for all three years was favorably impacted by exclusions for dividends received from our investment in IHFC and unfavorably impacted in fiscal 2009 and 2008 by the write-offs of goodwill.

See also Note 12, Income Taxes, to the consolidated financial statements for a full reconciliation of the effective income tax rate for fiscal 2010, 2009 and 2008.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather the current difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Due to the continued housing slump and deterioration in the major financial markets and the overall recessionary economic environment, consumer spending has decreased, resulting in significant financial losses for us and damaging the ability of certain of our licensees to generate sufficient cash flow in their businesses. During fiscal 2009, we implemented measures to reduce operating expenses and improve working capital to enhance our cash flow, and have continued to carefully manage our cost structure and working capital throughout fiscal 2010.

The following table summarizes our quarterly cash flows from operations for fiscal 2010:

Operating Cash Flow
2010
4th quarter	$6,091
3rd quarter	(6,817)
2nd quarter	1,843
1st quarter	6,671

$7,788

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was $7,788, $4,120, and $(18,955), for fiscal 2010, 2009 and 2008 respectively.

The increase in cash flow provided by operating activities for fiscal 2010 over fiscal 2009 is a result of our continued close management of operating expenses and working capital, including some improvement in collections on accounts receivable, partially offset by a planned build-up of inventory during the second and third quarters of 2010. Operating cash flow during the third quarter of 2010 declined $8,660 from the second quarter of 2010 primarily due to our initiative to replenish our inventory of imported goods to remedy stock outages experienced during the first half of 2010. In addition, the stock outages we experienced had a negative impact on cash collections from our licensees during the third quarter which also contributed to the decline in operating cash flow. By the end of the fourth quarter of 2010, we had successfully restored our inventories to the levels required to maintain the desired service levels to our customers, resulting in improved deliveries and collections during the final quarter of the year.

Our overall cash position decreased during 2010 by $12,150, primarily due to debt repayments of $23,617, partially offset by our operational cash flow of $7,788 and cash flows from investing activities of $3,537. Cash used in financing activities during 2010 included the repayment of the entire $15,000 outstanding balance under our revolving credit facility, the repayment of the $3,203 mortgage on the Mt. Pleasant, South Carolina property, the repayment of the $2,380 balance on a mortgage which matured on March 1, 2010, principal payments of $1,075 in connection with the extension of two mortgages in December of 2009, plus other regularly scheduled payments on our other mortgages and notes totaling $1,959. These uses were partially offset by proceeds of $142 from the issuance of stock through our Employee Stock Purchase Plan. Cash provided by investing activities of $3,537 during 2010 included proceeds of $4,175 from the eminent domain settlement on our Mt. Pleasant, South Carolina property and $937 from the resumption of dividend payments by IHFC, partially offset by capital expenditures of $2,013, primarily related to the opening of two company stores. In addition to the $11,071 of cash on-hand, we have investments of $15,111 consisting of $14,279 in bond and money market funds and individual debt securities and $832 in Fortress. With the current level of cash on-hand coupled with the investment holdings and availability on the revolver, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Receivables and Inventory

Cash collections on our accounts and notes receivable have a significant impact on our overall liquidity. While our cash flow from operations during fiscal 2009 was adversely affected by an increase in accounts receivable before reserves due to the continued difficult environment at retail resulting in lower cash collections, this trend eased somewhat during 2010. However, cash collections during the third quarter of 2010 were adversely affected by delayed shipments due to stock outages. Shipments improved significantly during the fourth quarter, and we had begun to see the expected resulting improvement in collections from our customers by the end of the year.

Our percentage of accounts receivable that are over 90 days past due has decreased from approximately 26% at November 28, 2009 to approximately 23% at November 27, 2010. We recorded $6,567 of bad debt and notes receivable valuation charges during 2010 as compared to $15,205 during 2009. This significant decrease in charges is primarily due to the Company working diligently with the licensees to better manage accounts and notes receivable exposure, as well as the takeover of certain licensees for which we had previously recorded significant charges.

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

	November 27, 2010	November 28, 2009
Gross accounts receivable	$38,987	$45,362
Allowance for doubtful accounts	(7,366)	(10,757)

Net accounts receivable	$31,621	$34,605

Gross notes receivable	$14,914	$19,411
Allowance for doubtful accounts and discounts on notes receivable	(6,748)	(8,950)

Net notes receivable	$8,166	$10,461

Our accounts and notes receivable reserve and notes discount activity for fiscal 2010 are as follows:

	Accounts Receivable	Notes Receivable	Total
Balance at November 28, 2009	$10,757	$8,950	$19,707
Bad debt and note valuation charges	4,671	1,896	6,567
Write-offs	(8,062)	(4,027)	(12,089)
Discount amortization	—	(71)	(71)

Balance at November 27, 2010	$7,366	$6,748	$14,114

Our licensee review committee (LRC) consists of our CEO, VP & Chief Accounting Officer, Senior VP of Retail, VP of Licensed Retail, VP & General Counsel, and Corporate Director of Credit. The LRC meets frequently to review licensee performance, typically reviewing a wide-range of licensee related issues, including licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee and its sales. Should a licensee have substantial past due amounts due to us, but is otherwise considered viable and likely to continue as a going concern, the committee has, in the past, decided to move all or a portion of the licensee’s past due accounts receivable to a note receivable. We believed that the note receivable allowed the licensee to focus on keeping current and future amounts current, while continuing to meet its financial obligations to us. Due to continued liquidity issues with our licensees, we no longer believe this to be a prudent strategy and do not plan to convert additional past due receivables into long-term interest bearing notes in the foreseeable future.

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

Our investment in inventory affects our liquidity in several different ways. First, cash paid for raw materials, labor, and factory overhead for the manufacture or assembly of our domestic inventories is typically paid out well in advance of receiving cash from the sale of these inventories. Payments for our imported inventories are funded much further in advance of receiving cash from the sale of these inventories as compared to our domestically manufactured or assembled inventories. The length of our import supply chain necessitates complex forecasting of future demand levels and is highly judgmental. In economic downturns, the speed at which we can respond to decreasing demand is slowed, as we typically have imported inventory in shipment or being manufactured at any given time. In addition, we may also have inventory commitments under purchase orders that have not begun the manufacturing process. Consequently, as inventories build temporarily during downturns or as we near new product roll-outs, our liquidity is reduced as we have more cash invested in our products. Second, the availability under our revolving credit facility is impacted by changes in our inventory balances. Lastly, if we fail to respond to changes in consumer tastes quickly enough, inventories may build and decrease our liquidity.

Our inventories consist of the following:

	November 27, 2010	November 28, 2009
Wholesale finished goods	$24,934	$19,519
Work in process	244	199
Raw materials and supplies	6,100	6,299
Retail merchandise	18,810	15,386

Total inventories on first-in, first-out method	50,088	41,403
LIFO adjustment	(6,550)	(6,161)
Reserve for excess and obsolete inventory	(1,728)	(1,854)

	$41,810	$33,388

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

Activity in the reserves for excess quantities and obsolete inventory by segment is as follows:

	Wholesale Segment	Retail Segment	Total
Balance at November 29, 2008	$2,071	$434	$2,505
Additions charged to expense	2,272	491	2,763
Write-offs	(2,878)	(536)	(3,414)

Balance at November 28, 2009	1,465	389	1,854
Additions charged to expense	1,588	226	1,814
Write-offs	(1,534)	(406)	(1,940)

Balance at November 27, 2010	$1,519	$209	$1,728

Our estimates and assumptions have been reasonably accurate in the past. We did not make any significant changes to our methodology for determining inventory reserves in 2010 and do not anticipate that our methodology is reasonably likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

Investments

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

Debt and Other Obligations

We currently have no borrowings outstanding on our revolving credit facility with $23,778 of availability after deducting amounts for outstanding letters of credit and guarantees under the licensee loan program. The revolving credit facility contains, among other provisions, certain defined financial covenants including a minimum level of Tangible Net Worth, as defined in the credit agreement. The facility allows borrowings of up to $30,000, has a variable interest rate of LIBOR plus 2.75% with a 4.25% minimum rate (4.25% on November 27, 2010) and carries a Tangible Net Worth requirement at a minimum of $90,000 for fiscal 2010. At November 27, 2010, our Tangible Net Worth was $105,870. Borrowings under the facility are secured by a pledge of certain marketable securities and substantially all of our receivables and inventories. Our Borrowing Base, as defined, is a function of the levels of our accounts receivable, inventory, and investments in marketable securities. To the extent the value of the marketable securities falls below $16,000, our Borrowing Base is decreased by 125% of the difference between $16,000 and the actual value of those securities. At November 27, 2010, the value of our marketable securities portfolio was $14,279. The facility matured on November 30, 2010, but has been extended under its present terms to March 5, 2011. We expect to have an amended and extended facility in place prior to the extended expiration and do not anticipate any interruption in our credit availability.

Four mortgages on our real estate totaling $9,361 will mature during the twelve month period following November 27, 2010. We expect to satisfy these obligations through a combination of refinancing, borrowing from our revolving credit facility, or by utilizing operating cash flow. While, there can be no assurance that any of these strategies will be successful, we do not believe that the repayment of these mortgages during 2011 would be materially detrimental to our overall liquidity.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of licensee-owned stores. We had obligations of $80,324 at November 27, 2010 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $5,856 at November 27, 2010. We have also guaranteed loans of certain of our licensees to finance initial inventory packages for those stores. The total contingent liabilities with respect to these loan guarantees were $2,296 at November 27, 2010.

Capital Expenditures

We currently anticipate that total capital expenditures for fiscal 2011 will be approximately $2,000 to $4,000 and will be used primarily for the up fit of newly-acquired stores and remodeling of existing Company-owned stores. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the new prototype stores, our rate of growth, our operating results and any adjustments in our operating plan needed in response to industry conditions, competition, acquisition opportunities or unexpected events. We believe that our existing cash and investment portfolio and our borrowing capacity, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for 2011.

Fair Value Measurements

We account for items measured at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

Areas which involve significant fair value estimates in determining the amounts recognized in our financial statements and the level of inputs utilized are as follows (note references refer to our Consolidated Financial Statements included under Item 8 in this Annual Report):

	Hierarchy Level of Utilized Inputs	Financial Statement Note Reference
Marketable securities	Level 1	Note 8
Investment in Fortress	Level 3	Note 8
Acquisitions & goodwill	Level 3	Note 10
Loan & lease guarantees	Level 3	Note 18

All other fair value estimates which are made for disclosure purposes only utilize Level 3 Inputs (see Note 8 to our Consolidated Financial Statements).

Recent Developments

We are currently engaged in negotiations for the sale of our interest in IHFC. No definitive agreement for the sale has been reached. Any sale would be made only as part of the simultaneous sale of 100% of the ownership interests in IHFC to the prospective purchaser. We are one of four shareholders of IHFC. Should the negotiations for the sale of IHFC be successful, we will likely realize significant cash proceeds in fiscal 2011. In addition to further strengthening our balance sheet and cash on hand, these proceeds, net of applicable income taxes, may be utilized by us in a number of ways including, for example, the retirement of debt and certain other long-term obligations, the settlement of various obligations related to closed stores and idle facilities, paying a dividend and/or funding stock buybacks and/or funding any potential future working capital needs. We, however, can provide no assurance that the negotiations will conclude successfully.

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

	2011	2012	2013	2014	2015	Thereafter	Total
Post employment benefit obligations (1)	$1,395	$1,290	$1,178	$1,139	$1,087	$7,896	$13,985
Real estate notes payable	9,521	172	184	196	210	3,533	13,816
Other obligations & commitments	1,450	550	450	450	329	350	3,579
Interest payable	573	284	272	259	246	1,477	3,111
Letters of credit	3,321	—	—	—	—	—	3,321
Operating leases (2)	17,033	16,163	14,384	10,981	7,386	14,377	80,324
Lease guarantees (4)	4,229	1,013	403	126	85		5,856
Loan guarantees (4)	1,512	635	133	16	—	—	2,296
Purchase obligations (3)	—	—	—	—	—	—	—

Total	$39,034	$20,107	$17,004	$13,167	$9,343	$27,633	$126,288

(1)	Does not reflect a reduction for the impact of any company owned life insurance proceeds to be received. Currently, we have life insurance policies with net death benefits of $4,472 to provide funding for these obligations. See Note 14 to the Consolidated Financial Statements for more information.
(2)	Does not reflect a reduction for the impact of sublease income to be received. See Note 18 to the Consolidated Financial Statements for more information.
(3)	The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. At the end of fiscal year 2010, we had approximately $17,029 in open purchase orders, primarily for imported inventories, which are in the ordinary course of business.
(4)	Lease and loan guarantees related to payments we would only be required to make in the event of default on the part of the guaranteed parties.

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

Revenue Recognition—Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This generally occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer. Our payment terms generally vary from 30 to 60 days. An estimate for returns and allowances has been provided in recorded sales. The contracts with our licensee store owners do not provide for any royalty or license fee to be paid to us.

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. During fiscal 2010, 2009 and 2008, there were seven, thirteen and five dealers, respectively, for which these criteria were not met and therefore revenue was being recognized on a cost recovery basis. As of November 27, 2010 and November 28, 2009, two and seven dealers, respectively, remained on the cost recovery basis.

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our accounts receivable reserves were $7,366 and $10,757 at November 27, 2010 and November 28, 2009, respectively, representing 18.9% and 23.7% of our gross accounts receivable balances at those dates, respectively. The allowance for doubtful accounts is based on a review of specifically identified customer accounts in addition to an overall aging analysis. We evaluate the collectibility of our receivables from our licensees and other customers on a quarterly basis based on factors such as their financial condition, our collateral position, potential future plans with licensees and other similar factors. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivable and is adjusted accordingly based on historical experience, current developments and present economic conditions and trends. In the current economic environment, our historical experience with customers carries less weight than in previous years. The timeliness of a licensee’s or customer’s ability to pay us can deteriorate at a much faster pace than in previous years. As such, despite our best efforts, the ultimate precision with respect to our allowance for doubtful accounts is likely to be less when compared to previous periods. Although actual losses have not differed materially from our previous estimates, future losses could differ from our current estimates. Unforeseen events such as a licensee or customer bankruptcy filing could have a material impact on our results of operations.

Long Term Notes Receivable—Previously, when in the ordinary course of business a licensee had substantial past due amounts due to the Company, but was otherwise considered viable and likely to continue as a going concern, we may have decided to move all or a portion of a licensee’s past due accounts receivable to a long-term interest-bearing note receivable. We believed that the note receivable allowed the licensee to focus on keeping current and future amounts current, while continuing to meet its financial obligations to us. Due to continued liquidity issues with our licensees, we no longer believe this to be a prudent strategy and do not plan to convert additional past due receivables into long-term interest bearing notes in the foreseeable future. Some of these notes are collateralized by real estate. At the inception of the note receivable, we determine whether the note bears a market rate of interest. In estimating a market rate of interest, we first consider factors such as licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee, licensee sales and any underlying collateral. For those licensees where there is a concern of collectibility, our estimated market rate of interest is based on certain published high–yield bond indices. For those where collectibility is less of a concern, the estimated market rate of interest is generally based on the prime rate. A discount on the note is recorded if we determine that the note bears an interest rate below the market rate and a premium is recorded if we determine that the note bears an interest rate above the market rate. We amortize the related note discount or premium over the contractual term of the note and cease amortizing the discount to interest income when the present value of expected future cash flows is less than the carrying value of the note. Interest income associated with the discount amortization is immaterial and is recorded in other loss, net, in our consolidated statement of operations. On a quarterly basis we examine these notes for evidence of impairment, considering factors such as licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee, licensee sales and any underlying collateral. After considering these factors, should we believe that all or a portion of the note receivable cannot or will not be paid, we record an impairment charge on the note using discounted cash flow methods to determine the impairment charge. An impairment charge does not necessarily indicate that a loan has no recovery or salvage value, but rather that, based on management’s judgment and the consideration of specific licensee factors, it is more prudent than not to record an impairment charge. Our allowance for doubtful accounts and discounts on notes receivable were $6,748 and $8,950 at November 27, 2010 and November 28, 2009, respectively, representing 45.2% and 46.1% of our gross notes receivable balances at those dates, respectively.

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

Investments—Investments are marked to market and recorded at their fair value. We account for our investment in Fortress by marking it to market value each month based on the net asset values provided by the fund manager, adjusted for estimated liquidity discounts. Unrealized holding gains and losses, net of the related income tax effect, on available for sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold. We also review our available for sale securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost of the security and include the loss in current earnings. In determining whether a decline is other than temporary, we consider such factors as the significance of the decline as compared to the cost basis, the current state of the financial markets and the economy, the length of time for which there has been an unrealized loss and the relevant information regarding the operations of the investee.

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

In December 2007 the FASB issued Statement on Financial Accounting Standards No. 141(R), Business Combinations, now codified primarily in ASC Topic 805. ASC 805 now requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The guidance requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The guidance became effective for us beginning in fiscal 2010. See Note 10 to our consolidated financial statements included under Item 8 of this Annual Report regarding the application of ASC 805 to the acquisition of licensee stores during fiscal 2010.

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

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC Topic 855, Subsequent Events, to no longer require companies that file with the United States Securities and Exchange Commission to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance; therefore we adopted it as of the first quarter of 2010.

In July 2010, the FASB issued ASU No. 2010-20, which updates the guidance in ASC Topic 310, Receivables, related to disclosures about the credit quality of financing receivables and the allowance for credit losses. The new disclosures will require disaggregated information related to financing receivables and will include for each class of financing receivables, among other things: a rollforward for the allowance for credit losses, credit quality information, impaired loan information, modification information, non-accrual and past-due information. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, ASU No. 2011-01 delayed the effective date for certain requirements of ASU 2010-20 regarding disclosures about troubled debt restructurings until guidance can be issued as to what constitutes a troubled debt restructuring. Accordingly, we will implement the guidance for period-end disclosures effective as of the end of our first quarter of fiscal 2011, with the guidance for period activity disclosures to be implemented during our second quarter of fiscal 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-28, which updates the guidance in ASC Topic 350, Intangibles—Goodwill & Other. The amendments in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in ASU 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance will become effective for us at the beginning of our second quarter of fiscal 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-29, which updates the guidance in ASC Topic 805, Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. This guidance will become effective for us for acquisitions occurring on or after the beginning of our 2012 fiscal year. We do not expect the adoption of this guidance will have a material impact upon our financial position or results of operations.

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

We are exposed to market risk for changes in market prices of our marketable securities. At November 27, 2010, we had $14,279 in marketable securities which consisted of a portfolio of fixed income securities and money market funds. Maturity dates on the fixed income securities in the portfolio range from one to twenty years. As part of our current debt facility, we have pledged certain of our marketable securities as collateral. To the extent the value of the marketable securities falls below $16,000, our Borrowing Base, as defined, is decreased by 125% of the difference between $16,000 and the actual value of those securities. Accordingly, the effect on our Borrowing Base at November 27, 2010 is a reduction of $2,151.

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars would not be material to our results from operations in fiscal 2010.

We are exposed to market risk from changes in the cost of raw materials used in our manufacturing processes, principally wood, woven fabric, and foam products. A recovery in home construction could result in increases in wood and fabric costs from current levels, and the cost of foam products, which are petroleum-based, is sensitive to changes in the price of oil.

We have potential exposure to market risk related to the current weakness in the commercial real estate market. Our retail real estate holdings of $27,513 for licensee-operated stores as well as our holdings of $30,943 for Company-owned stores at November 27, 2010 could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties in the current market. Additionally, if we are required to assume responsibility for payment under the $5,856 of lease obligations we have guaranteed on behalf of licensees as of November 27, 2010, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Bassett Furniture Industries, Incorporated:

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated and subsidiaries as of November 27, 2010 and November 28, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 27, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of International Home Furnishings Center, Inc. (a corporation in which the Company has a 47% interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for International Home Furnishings Center, Inc., is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in International Home Furnishings Center, Inc. is stated at $(7,356,000) and $(10,954,000), respectively, at November 27, 2010 and November 28, 2009, and the Company’s equity in the net income of International Home Furnishings Center, Inc. is stated at $4,535,000, $4,705,000, and $6,424,000 for each of the three years in the period ended November 27, 2010.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bassett Furniture Industries, Incorporated and subsidiaries at November 27, 2010 and November 28, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 27, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Greensboro, North Carolina

February 3, 2011

Consolidated Balance Sheets

Bassett Furniture Industries, Incorporated and Subsidiaries

November 27, 2010 and November 28, 2009

(In thousands, except share and per share data)

	2010	2009
Assets
Current assets
Cash and cash equivalents	$11,071	$23,221
Accounts receivable, net of allowance for doubtful accounts of $7,366 and $10,757 as of November 27, 2010 and November 28, 2009, respectively	31,621	34,605
Inventories	41,810	33,388
Other current assets	6,969	13,312

Total current assets	91,471	104,526

Property and equipment, net	46,250	50,636
Investments	15,111	14,931
Retail real estate	27,513	28,793
Notes receivable, net of allowance for doubtful accounts and discounts of $6,748 and $8,950 as of November 27, 2010 and November 28, 2009, respectively	7,508	8,309
Other	9,464	9,034

	59,596	61,067

Total assets	$197,317	$216,229

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,893	$14,711
Accrued compensation and benefits	6,652	6,490
Customer deposits	9,171	5,946
Other accrued liabilities	11,594	11,730
Current portion of real estate notes payable	9,521	4,393

Total current liabilities	61,831	43,270

Long-term liabilities
Post employment benefit obligations	11,004	10,841
Bank debt	—	15,000
Real estate notes payable	4,295	16,953
Distributions in excess of affiliate earnings	7,356	10,954
Other long-term liabilities	6,526	8,877

	29,181	62,625

Commitments and Contingencies

Stockholders’ equity
Common stock, $5 par value; 50,000,000 shares authorized; issued and outstanding 11,558,974 in 2010 and 11,454,716 in 2009	57,795	57,274
Retained earnings	48,459	50,461
Additional paid-in-capital	478	481
Accumulated other comprehensive income (loss)	(427)	2,118

Total stockholders’ equity	106,305	110,334

Total liabilities and stockholders’ equity	$197,317	$216,229

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Consolidated Statements of Operations

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 27, 2010, November 28, 2009, and November 29, 2008

(In thousands, except per share data)

	2010	2009	2008
Net sales	$235,254	$232,722	$288,298
Cost of sales	122,566	129,882	173,399

Gross profit	112,688	102,840	114,899
Selling, general and administrative expenses excluding bad debt and notes receivable valuation charges	110,808	103,789	116,576
Bad debt and notes receivable valuation charges	6,567	15,205	11,769
Income from Continued Dumping & Subsidy Offset Act	(488)	(1,627)	(2,122)
Restructuring, asset impairment charges and unusual gain, net	—	2,987	3,070
Lease exit costs	—	2,434	642
Proxy defense costs	—	—	1,418

Loss from operations	(4,199)	(19,948)	(16,454)
Income (loss) from investments	2,325	(1,966)	(3,938)
Other than temporary impairment of investments	—	(1,255)	(3,296)
Income from unconsolidated affiliated companies, net	4,700	5,067	6,300
Interest expense	(2,870)	(3,699)	(4,021)
Other loss, net	(2,164)	(2,652)	(2,001)

Loss before income taxes	(2,208)	(24,453)	(23,410)
Income tax benefit (provision)	206	1,754	(16,945)

Net loss	$(2,002)	$(22,699)	$(40,355)

Net loss per share
Basic and diluted loss per share	$(0.17)	$(1.99)	$(3.46)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 27, 2010, November 28, 2009, and November 29, 2008

(In thousands)

	2010	2009	2008
Operating activities:
Net loss	$(2,002)	$(22,699)	$(40,355)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,966	6,604	8,089
Equity in undistributed income of investments and unconsolidated affiliated companies	(4,737)	(2,319)	(890)
Provision for restructuring, asset impairment charges and unusual gains, net	—	2,987	3,070
Impairment of real estate	—	—	748
Lease exit costs	—	2,434	642
Provision for lease and loan guarantees	1,407	2,834	292
Provision for losses on accounts and notes receivable	6,567	15,205	11,769
Other than temporary impairment of investments	—	1,255	3,296
Realized income from investments	(2,272)	(764)	(1,447)
Deferred income taxes	—	—	17,403
Payment to terminate lease	—	(400)	—
Other, net	504	(2,364)	99
Changes in operating assets and liabilities
Accounts receivable	(4,467)	(6,744)	(13,161)
Inventories	(5,443)	11,704	7,199
Other current assets	5,262	3,451	(1,047)
Accounts payable and accrued liabilities	7,003	(7,064)	(14,662)

Net cash provided by (used in) operating activities	7,788	4,120	(18,955)

Investing activities:
Purchases of property and equipment	(2,013)	(1,094)	(4,702)
Purchases of retail real estate	—	(2)	(858)
Proceeds from sales and condemnation of property and equipment	4,247	129	2,862
Acquisition of retail licensee stores, net of cash acquired	(378)	(481)	(216)
Proceeds from sales of investments	9,101	26,234	35,817
Purchases of investments	(8,851)	(6,939)	(6,185)
Dividends from affiliates	937	3,847	6,091
Net cash received on licensee notes	494	645	896
Other, net	—	—	(18)

Net cash provided by investing activities	3,537	22,339	33,687

Financing activities:
Net borrowings (repayments) under revolving credit facility	(15,000)	(4,000)	9,000
Repayments of real estate notes payable	(7,530)	(812)	(792)
Repayments of other notes	(1,087)	(1,081)	(217)
Issuance of common stock	142	95	192
Repurchases of common stock	—	(75)	(4,313)
Cash dividends	—	(1,142)	(18,684)
Other, net	—	—	321

Net cash used in financing activities	(23,475)	(7,015)	(14,493)

Change in cash and cash equivalents	(12,150)	19,444	239
Cash and cash equivalents—beginning of year	23,221	3,777	3,538

Cash and cash equivalents—end of year	$11,071	$23,221	$3,777

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 27, 2010, November 28, 2009, and November 29, 2008

(In thousands, except share and per share data)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common Stock
	Shares	Amount
Balance, November 24, 2007	11,806,592	$59,033	$2,180	$131,725	$1,914	$194,852
Comprehensive income (loss)
Net loss	—	—	—	(40,355)	—	(40,355)
Actuarial adjustment to supplemental executive retirement defined benefit plan	—	—	—	—	608	608
Net change in unrealized holding gains	—	—	—	—	(2,951)	(2,951)

Total comprehensive loss						(42,698)
Regular dividends ($.75 per share)	—	—	—	(8,730)	—	(8,730)
Special dividend ($.75 per share)	—	—	—	(8,734)	—	(8,734)
Issuance of common stock	34,939	175	121	—	—	296
Purchase and retirement of common stock	(421,100)	(2,106)	(2,207)	—	—	(4,313)
Stock-based compensation	—	—	252	—	—	252
Impact of adoption of certain provisions of ASC 740	—	—	—	(746)	—	(746)

Balance, November 29, 2008	11,420,431	57,102	346	73,160	(429)	130,179
Comprehensive income (loss)
Net loss	—	—	—	(22,699)	—	(22,699)
Actuarial adjustment to supplemental executive retirement defined benefit plan	—	—	—	—	125	125
Net change in unrealized holding gains	—	—	—	—	2,422	2,422

Total comprehensive loss						(20,152)
Issuance of common stock	95,185	476	(277)	—	—	199
Purchase and retirement of common stock	(60,900)	(304)	229	—	—	(75)
Stock-based compensation	—	—	183	—	—	183

Balance, November 28, 2009	11,454,716	57,274	481	50,461	2,118	110,334
Comprehensive loss
Net loss	—	—	—	(2,002)	—	(2,002)
Actuarial adjustment to supplemental executive retirement defined benefit plan	—	—	—	—	(666)	(666)
Net change in unrealized holding gains	—	—	—	—	(1,879)	(1,879)

Total comprehensive loss						(4,547)
Issuance of common stock	104,258	521	(379)	—	—	142
Stock-based compensation	—	—	376	—	—	376

Balance, November 27, 2010	11,558,974	$57,795	$478	$48,459	$(427)	$106,305

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1.	Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, the “Company”) based in Bassett, Va., is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s full range of furniture products and accessories, designed to provide quality, style and value, are sold through an exclusive nation-wide network of 101 retail stores known as Bassett, Bassett Furniture Direct®, Bassett Design Centers, or Basset Home Furnishings (referred to as “BFD” or “store” herein) as well as other multi-line furniture stores. Of the 101 stores, the Company owns and operates 47 stores (“Company-owned retail stores”) with 54 independently owned (“licensee operated”).

The Company sourced approximately 53% of its wholesale products to be distributed through the store network from various countries, with the remaining volume produced at its two domestic manufacturing facilities.

2.	Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year ends on the Saturday closest to November 30, which periodically results in a 53-week year. Fiscal 2010 and fiscal 2009 each contained 52 weeks while fiscal 2008 contained 53 weeks. The Consolidated Financial Statements include the accounts of Bassett Furniture Industries, Incorporated and our majority-owned subsidiaries for whom we have operating control. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2010, 2009 and 2008 are to Bassett’s fiscal year ended November 27, 2010, November 28, 2009 and November 29, 2008, respectively. References to the “ASC” included hereinafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board as the source of authoritative GAAP.

For comparative purposes, certain amounts in the 2009 and 2008 financial statements have been reclassified to conform to the 2010 presentation.

The equity method of accounting is used for our investments in affiliated companies in which we exercise significant influence but do not maintain operating control. Consolidated net income or net loss includes our proportionate share of the net income or net loss of these companies.

We analyzed our licensees under the requirements for VIEs. All of these licensees operate as BFD stores and are furniture retailers. We sell furniture to these licensees, and in some cases have extended credit beyond normal terms, made lease guarantees, guaranteed loans, or loaned directly to the licensees. We have recorded reserves for potential exposures related to these licensees. See Note 18 for disclosure of leases, lease guarantees and loan guarantees. Based on financial projections and best available information, all licensees have sufficient equity to carry out their principal operating activities without subordinated financial support. Furthermore, we believe that the power to direct the activities that most significantly impact the licensees’ operating performance continues to lie with the ownership of the licensee dealers. Our rights to assume control over or otherwise influence the licensees’ significant activities only exist pursuant to our license and security agreements and are in the nature of protective rights as contemplated under ASC Topic 810. We completed our assessment for other potential VIEs, and concluded that these entities were not VIEs. We will continue to reassess the status of potential VIEs including when facts and circumstances surrounding each potential VIE change.

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

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectability of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. During fiscal 2010, 2009 and 2008 there were seven, thirteen and five dealers, respectively, for which these criteria were not met and therefore revenue was being recognized on a cost recovery basis. As of November 27, 2010, November 28, 2009, and November 29, 2008 there were two, seven, and five dealers, respectively, that remained on the cost recovery basis. The following table details the total revenue and cost deferred:

	2010	2009	2008
Revenue deferred	$947	$7,149	$2,215

Cost deferred	$663	$5,004	$1,551

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Cash Equivalents

The Company considers cash on hand, demand deposits in banks and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Supplemental Cash Flow Information

In addition to the amounts paid, net of cash acquired, for the acquisition of licensee stores reported under investing activities in our consolidated statements of cash flows, the majority of such acquisitions were funded primarily through non-cash transactions in which receivables due from the licensees were settled in exchange for certain inventory and property and equipment of the licensees as well as the assumption of certain liabilities. The value of the non-cash portion of such transactions was $2,751, $1,933 and $1,117 for 2010, 2009, and 2008, respectively.

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

At the inception of the note receivable, we determine whether the note bears a market rate of interest. In estimating a market rate of interest, we first consider factors such as licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee, licensee sales and any underlying collateral. For those licensees where there is a concern of collectibility, our estimated market rate of interest is based on certain published high-yield bond indices. For those where collectibility is less of a concern, the estimated market rate of interest is generally based on the prime rate plus an applicable margin. A discount on the note is recorded if we determine that the note bears an interest rate below the market rate and a premium is recorded if we determine that the note bears an interest rate above the market rate. We amortize the related note discount or premium over the contractual term of the note and cease amortizing the discount to interest income when the present value of expected future cash flows is less than the carrying value of the note. Interest income associated with the discount amortization is immaterial and is recorded in other loss, net, in our consolidated statement of operations.

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

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable and financial guarantees subject us to credit risk partially due to the concentration of amounts due from and guaranteed on behalf of independent licensee customers. At November 27, 2010 and November 28, 2009, our aggregate exposure from receivables and guarantees related to customers consisted of the following:

	2010	2009
Accounts receivable, net of allowances (Note 4)	$31,621	$34,605
Notes receivable, net of allowances (Note 6)	8,166	10,461
Contingent obligations under lease and loan guarantees, less amounts recognized (Note 18)	5,848	11,454

Total credit risk exposure related to customers	$45,635	$56,520

At November 27, 2010, approximately 20% of the aggregate risk exposure, net of reserves, shown above was attributable to two licensees accounting for approximately 10% each. At November 28, 2009, no customer accounted for greater than 10% of the aggregate risk exposure, net of reserves, shown. In fiscal 2010, 2009 and 2008, no customer accounted for more than 10% of total net sales.

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $5,350, $3,380, and $5,200 in fiscal 2010, 2009, and 2008, respectively.

Inventories

Inventories (retail merchandise, finished goods, work in process and raw materials) are stated at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the last-in, first-out (“LIFO”) method because we believe this methodology provides better matching of revenue and expenses. The cost of imported inventories is determined on a first-in, first-out (“FIFO”) basis. Inventories accounted for under the LIFO method represented 18% and 19% of total inventory before reserves at November 27, 2010 and November 28, 2009, respectively. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

Retail Real Estate

Retail real estate is comprised of owned and leased properties utilized by licensee operated BFD stores. These properties are located in high traffic, upscale locations that are normally occupied by large successful national retailers. This real estate is stated at cost less accumulated depreciation and is depreciated over the useful lives of the respective assets utilizing the straight line method. Buildings and improvements are generally depreciated over a period of 10 to 39 years. Leasehold improvements are amortized based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter. As of November 27, 2010 and November 28, 2009, the cost of retail real estate included land totaling $8,011 and $7,451, respectively, and building and leasehold improvements of $27,843 and $29,436, respectively. As of November 27, 2010 and November 28, 2009, accumulated depreciation of retail real estate was $8,341 and $8,094, respectively. Depreciation expense was $1,306, $1,353, and $1,704 in fiscal 2010, 2009, and 2008, respectively.

Goodwill

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets and liabilities and identifiable intangible assets of businesses acquired. The acquisition of assets and liabilities and the resulting goodwill is allocated to the respective reporting unit: Wholesale, Retail or Real Estate/Investments. We review goodwill at the reporting unit level annually for impairment or more frequently if events or circumstances indicate that assets might be impaired.

The goodwill impairment test consists of a two-step process, if necessary. The first step compares the carrying value of each reporting unit that has goodwill with the estimated fair value of the respective reporting unit. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, the second step is performed whereby we must calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. This second step represents a hypothetical application of the acquisition method of accounting as if we had acquired the reporting unit on that date. Our impairment methodology uses a discounted cash flow analysis requiring certain assumptions and estimates to be made regarding future profitability of the reporting unit and industry economic factors. While we believe such assumptions and estimates are reasonable, the actual results may differ materially from the projected amounts. As of November 27, 2010, goodwill of $435, resulting from the acquisition of the Raleigh, NC store in November of 2010 (see Note 10) is included in other assets in the accompanying balance sheet. As of November 28, 2009, all previously recorded goodwill has been fully impaired.

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

Investments

Investments consist of a portfolio of marketable securities and our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”), formerly part of the Bassett Industries Alternative Asset Fund L.P. (“Alternative Asset Fund”). Marketable securities are classified as available-for-sale and marked to market and recorded at their fair value. These marketable securities are held in the custody of major financial institutions. Our investment in Fortress is marked to market based upon the net asset values provided by the general partner, adjusted for estimated liquidity discounts with the resultant difference from the prior valuation included in income (loss) from investments in the accompanying statements of operations. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold.

We review our available-for-sale securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write-down the cost of the security and include the loss in current earnings. In determining whether a decline is other than temporary, we consider factors such as the significance of the decline as compared to the cost basis, the current state of the financial markets and the economy, the length of time for which there has been an unrealized loss and the relevant information regarding the operations of the investee.

Income Taxes

We account for income taxes under the liability method which requires that we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority or our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense in the period in which they are identified.

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

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Shipping and Handling Costs

Costs incurred to deliver wholesale merchandise to customers are recorded in selling, general and administrative expense and totaled $13,308, $13,240, and $16,382 for fiscal 2010, 2009 and 2008, respectively. Costs incurred to deliver retail merchandise to customers are also recorded in selling, general and administrative expense and totaled $4,145, $3,226, and $2,371 for fiscal 2010, 2009 and 2008, respectively.

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred and are included in selling, general and administrative expenses. Advertising costs totaled $8,462, $7,868, and $11,014 in fiscal 2010, 2009, and 2008, respectively.

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

Directors’ Charitable Award Program

In 1992, we established the Bassett Furniture Industries, Incorporated Directors’ Charitable Award Program (the “Program”), under which each eligible director of the Company could recommend that the Company make a donation of up to $500 to an eligible charity selected by the director. The donations are to be made in the director’s name, in ten equal annual installments, with the first installment to be made as soon as practicable after the director’s death. No new directors have been allowed to participate in the program since 1996, and our Board of Directors may, at any time, terminate the program and cease making the designated contributions. We elected to fund 100% of the designated contributions under the Program with life insurance policies covering the participating directors. The participating directors are paired under second-to-die policies whereby the death benefit for both directors is not received until the second of the pair is deceased. Contributions made on behalf of the first paired director to die are charged to an asset until the death benefits are received at the time of the second director’s death. At that time, the portion of the death benefit attributable to the second director’s designated contributions is recorded as a liability against which the remaining contribution installments are charged as paid. At November 27, 2010, there were remaining designated future contributions totaling $7,050 associated with 15 current and former directors, of which $1,050 relates to three deceased directors for which installment payments have commenced. The total death benefit on the life insurance in force at November 27, 2010 is $7,500. All premiums required for the life insurance were paid in prior years and no additional premium payments will be required to keep the policies in force. The net asset representing charitable contributions made in advance of death benefits to be received and the cash surrender value of the related life insurance were $450 and $1,677, respectively, at November 27, 2010, and $300 and $1,697, respectively, at November 28, 2009. Both amounts are included in other assets in the accompanying balance sheets.

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

In December 2007 the FASB issued Statement on Financial Accounting Standards No. 141(R), Business Combinations, now codified primarily in ASC Topic 805. ASC 805 now requires that the acquisition method of accounting, instead of the purchase method, be applied to all business combinations and that an “acquirer” is identified in the process. The guidance requires that fair market value be used to recognize assets and assumed liabilities instead of the cost allocation method where the costs of an acquisition are allocated to individual assets based on their estimated fair values. Goodwill would be calculated as the excess purchase price over the fair value of the assets acquired; however, negative goodwill will be recognized immediately as a gain instead of being allocated to individual assets acquired. Costs of the acquisition will be recognized separately from the business combination. The end result is that the statement improves the comparability, relevance and completeness of assets acquired and liabilities assumed in a business combination. The guidance became effective for us beginning in fiscal 2010. See Note 10 regarding the application of ASC 805 to the acquisition of licensee stores during fiscal 2010.

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

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC Topic 855, Subsequent Events, to no longer require companies that file with the United States Securities and Exchange Commission to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance; therefore we adopted it as of the first quarter of 2010.

In July 2010, the FASB issued ASU No. 2010-20, which updates the guidance in ASC Topic 310, Receivables, related to disclosures about the credit quality of financing receivables and the allowance for credit losses. The new disclosures will require disaggregated information related to financing receivables and will include for each class of financing receivables, among other things: a rollforward for the allowance for credit losses, credit quality information, impaired loan information, modification information, non-accrual and past-due information. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, ASU No. 2011-01 delayed the effective date for certain requirements of ASU 2010-20 regarding disclosures about troubled debt restructurings until guidance can be issued as to what constitutes a troubled debt restructuring. Accordingly, we will implement the guidance for period-end disclosures effective as of the end of our first quarter of fiscal 2011, with the guidance for period activity disclosures to be implemented during our second quarter of fiscal 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-28, which updates the guidance in ASC Topic 350, Intangibles—Goodwill & Other. The amendments in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in ASU 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance will become effective for us at the beginning of our second quarter of fiscal 2011. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

In December 2010, the FASB issued ASU No. 2010-29, which updates the guidance in ASC Topic 805, Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. This guidance will become effective for us for acquisitions occurring on or after the beginning of our 2012 fiscal year. We do not expect the adoption of this guidance will have a material impact upon our financial position or results of operations.

3.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of the following, net of taxes:

	November 27, 2010	November 28, 2009
Actuarial adjustment to supplemental executive retirement defined benefit plan	$(372)	$337
Unrealized holding gains	284	2,163
Excess of additional pension liability over unamortized transition obligation	(339)	(382)

	$(427)	$2,118

4.	Accounts Receivable

Accounts receivable consists of the following:

	November 27, 2010	November 28, 2009
Gross accounts receivable	$38,987	$45,362
Allowance for doubtful accounts	(7,366)	(10,757)

Net accounts receivable	$31,621	$34,605

Activity in the allowance for doubtful accounts was as follows:

	2010	2009
Balance, beginning of the year	$10,757	$7,987
Additions charged to expense	4,671	8,908
Write-offs	(8,062)	(6,138)

Balance, end of the year	$7,366	$10,757

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 8.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

5.	Inventories

Inventories consist of the following:

	November 27, 2010	November 28, 2009
Wholesale finished goods	$24,934	$19,519
Work in process	244	199
Raw materials and supplies	6,100	6,299
Retail merchandise	18,810	15,386

Total inventories on first-in, first-out method	50,088	41,403
LIFO adjustment	(6,550)	(6,161)
Reserve for excess and obsolete inventory	(1,728)	(1,854)

	$41,810	$33,388

During 2009, we liquidated certain LIFO inventories, which decreased cost of sales by $1,232. There were no LIFO liquidations resulting in recognized benefits in either 2010 or 2008. We source a significant amount of our wholesale product from other countries. During 2010, 2009 and 2008, purchases from our two largest vendors located in China and Vietnam were $24,229, $19,021 and $29,687 respectively.

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance at November 29, 2008	$2,071	$434	$2,505
Additions charged to expense	2,272	491	2,763
Write-offs	(2,878)	(536)	(3,414)

Balance at November 28, 2009	1,465	389	1,854
Additions charged to expense	1,588	226	1,814
Write-offs	(1,534)	(406)	(1,940)

Balance at November 27, 2010	$1,519	$209	$1,728

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

6.	Notes Receivable

Notes receivable consists of the following:

	November 27, 2010	November 28, 2009
Notes receivable	$14,914	$19,411
Allowance for doubtful accounts and discounts on notes receivable	(6,748)	(8,950)
Notes receivable, net	8,166	10,461
Less: current portion of notes receivable	(658)	(2,152)

Long term notes receivable	$7,508	$8,309

Our notes receivable, which bear interest at rates ranging from 2% to 6%, consist primarily of amounts due from our licensees from loans made by the Company to help licensees fund their operations. Approximately 61% and 64% of our notes receivable represent conversions of past due accounts receivable at November 27, 2010 and November 28, 2009, respectively. The net carrying value of notes receivable that are considered to be on non-accrual status for the recognition of interest at November 27, 2010 and November 28, 2009 was $2,277 and $3,083, respectively.

Activity in the allowance for doubtful accounts and discounts was as follows:

	2010	2009
Balance, beginning of the year	$8,950	$6,596
Additions charged to expense	1,896	6,297
Write-offs	(4,027)	(3,813)
Amortization of discounts	(71)	(130)

Balance, end of the year	$6,748	$8,950

We amortize the related note discount over the contractual term of the note and cease amortizing the discount to interest income when the present value of expected future cash flows is less than the carrying value of the note. Interest income on the notes, which is included in other loss, net, was $463, $681 and $705 for fiscal 2010, 2009, and 2008, respectively.

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

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

The estimated fair value of our notes receivable portfolio was $8,212 at November 27, 2010 and $10,208 at November 28, 2009. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 8.

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

7.	Property and Equipment

Property and equipment consist of the following:

	November 27, 2010	November 28, 2009
Land	$8,549	$11,297
Buildings and leasehold improvements	64,733	62,392
Machinery and equipment	69,080	78,464

	142,362	152,153
Less accumulated depreciation	(96,112)	(101,517)

	$46,250	$50,636

Depreciation expense for property and equipment was $4,917, $5,507, and $5,979, in fiscal 2010, 2009, and 2008, respectively. The net book value of property and equipment utilized by Company-owned stores for 2010 and 2009, was $33,789 and $37,263, respectively.

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

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Investments

Our investments consist of our interest in Fortress (formerly a part of the Alternative Asset Fund, which was dissolved on December 31, 2009) and a portfolio of available-for-sale marketable securities as follows:

	November 27, 2010	November 28, 2009
Available-for-sale securities	$14,279	$13,886
Fortress	832	—
Alternative Asset Fund	—	1,045

	$15,111	$14,931

Fortress & Alternative Asset Fund

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

Fortress is in the process of liquidating all of its underlying investments to wind down the fund. Once fully liquidated, which is not expected in the near term, we will be paid our pro rata share of the proceeds. We will continue to monitor the progress of the fund liquidation and adjust our valuation as necessary

Our investment in Fortress is valued at fair value primarily based on the net asset values which are determined by the fund manager. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures.

Available-for-Sale Securities

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

Although we have the ability to buy and sell the individual marketable securities, we are required to maintain a certain dollar amount in those brokerage accounts subject to the Securities Account Control Agreement as part of the revolving credit facility, see also Note 13.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

As of November 27, 2010, available-for-sale securities consisted of the following:

	Cost Basis	Gross Unrealized		Market Value
		Gains	Losses
Money market shares	$11,368	$—	$—	$11,368
Bond mutual funds	990	224	—	1,214
Government agency obligations	761	45	—	806
US Treasury Obligations	876	15	—	891

	$13,995	$284	$—	$14,279

As of November 28, 2009, available-for-sale securities consisted of the following:

	Cost Basis	Gross Unrealized		Market Value
		Gains	Losses
Equity securities	$5,318	$1,913	$(21)	$7,210
Money market shares	3,891	—	—	3,891
Bond mutual funds	984	202	—	1,186
Government agency obligations	1,061	52	—	1,113
US Treasury Obligations	469	17	—	486

	$11,723	$2,184	$(21)	$13,886

The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income. Realized earnings were $2,272, $764 and $1,447 for fiscal 2010, 2009, and 2008 respectively. Realized earnings for year ended November 27, 2010 include $1,913 of gains and $21 of losses previously recorded in other comprehensive income. These amounts are recorded in income (loss) from investments in our consolidated statements of operations. Of the $1,697 in fixed income securities, $556 matures in less than five years with the remainder being long-term and maturing in greater than 20 years.

In accordance with ASC Topic 320, Investments—Debt and Equity Securities, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss. Consequently, we recorded losses that were considered to be other than temporary of $1,255 and $3,296 for 2009 and 2008, respectively. No losses for other than temporary impairments were recognized during the year ended November 27, 2010.

Fair Value Measurement

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

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Level 3 Inputs—Instruments with primarily unobservable value drivers.

The fair values of our marketable securities and our investment in Fortress based on the level of inputs are summarized below:

	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable Securities	$14,279	$—	$—	$14,279
Investment in Fortress	—	—	832	832

Total Assets	$14,279	$—	$832	$15,111

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use level three or significant unobservable inputs for the period of November 28, 2009 to November 27, 2010.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)
	Investment in Fortress	Investment in Alternative Asset Fund
Balance at November 28, 2009	$—	$1,045
Total gains (losses) included in earnings related to change in underlying net assets	83	(46)
Transfer of investment	749	(749)
Redemptions	—	(250)
Transfers in and/or out of Level 3	—	—

Balance November 27, 2010	$832	$—

The carrying values and approximate fair values of financial instruments as of November 27, 2010 and November 28, 2009 were as follows:

	November 27, 2010		November 28, 2009
	Carrying value	Fair value	Carrying value	Fair value
Assets:
Cash and cash equivalents	$11,071	11,071	$23,221	$23,221
Accounts receivable, net	31,621	31,621	34,605	34,605
Notes receivable, net	8,166	8,212	10,461	10,208
Investments	15,111	15,111	14,931	14,931

Liabilities:
Accounts payable	$24,893	24,893	$14,711	$14,711
Real estate notes payable	13,816	13,556	21,346	20,784
Bank debt	—	—	15,000	15,000
Lease/loan guarantee reserves	2,304	2,304	3,366	3,366

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

9.	Income from the Continued Dumping and Subsidy Offset Act

In 2000, the United States Congress passed the Continued Dumping and Subsidy Offset Act (CDSOA). The Act requires that revenues from antidumping and countervailing duties on designated imports be distributed, on an annual basis, to the domestic producers that were either petitioners or interested parties supporting the petition that resulted in duties being levied. The CDSOA originally targeted the steel industry and eventually spread to other industries, including the furniture industry, specifically targeting wooden bedroom furniture produced in China. We supported the petition on wooden bedroom furniture produced in China. We recognized $488, $1,627 and $2,122 of CDSOA income in fiscal 2010, 2009, and 2008, respectively. In 2006, legislation was enacted that ends CDSOA distributions for monies collected after September 30, 2007, although distributions of monies collected prior to that date have continued during 2008, 2009 and 2010. A final distribution of the CDSOA funds is expected to be made in late 2011, however it has not been determined what our share of that distribution will be, if any.

10.	Licensee Acquisitions and Goodwill

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

During fiscal 2010, we acquired 100% controlling interests in eleven retail stores operated by eight licensees in Maryland, Missouri, Illinois, New York, Alabama, Mississippi, California, Delaware and North Carolina. Nine stores were acquired pursuant to strict foreclosure and settlement agreements on the underlying assets subject to the terms of our security agreements with the licensees. One store was acquired from a licensee following its request for a buyout where we already owned the real estate. Another acquired location had been previously closed and liquidated by the former licensee. During fiscal 2009, we acquired nine stores while in fiscal 2008 we acquired two stores. Many of these acquisitions were funded through the exchange of existing accounts receivable for the net assets acquired from the licensee.

The fiscal 2010 acquisitions were accounted for in accordance with ASC Topic 805, Business Combinations, which we adopted effective as of the beginning of the year. Acquisitions prior to fiscal 2010 were accounted for in accordance with FASB Statement No, 141, Business Combinations. As required by ASC 805, the settlements of certain pre-existing relationships were excluded from the value of the consideration exchanged in the transactions, and gains or losses on such settlements were recognized. The primary relationships settled involved the write off of accounts and notes receivable which had been foreclosed upon pursuant to security agreements with the licensees, as well as the assumption of certain guaranteed obligations of the licensees. Remaining receivables not foreclosed upon were given as consideration in exchange for net assets acquired. As a result of these settlements, during 2010 we recognized bad debt expense of $2,800 and loan and lease guarantee expense of $839.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

The following table summarizes the net assets acquired and consideration given in the store acquisitions:

	2010	2009	2008
Net assets acquired:
Inventory	$3,319	$2,798	$493
Property and equipment/other	3,113	841	5,736
Goodwill	435	—	532
Customer deposits and other accrued expenses	(3,738)	(1,225)	(5,428)

Total net assets acquired	$3,129	$2,414	$1,333

Consideration given:
Accounts receivable	$2,751	$1,933	$1,117
Cash	378	481	216

Total consideration	$3,129	$2,414	$1,333

The assets acquired and liabilities assumed were measured at fair value in accordance with ASC 805. Acquired inventory is valued at expected retail sales price less an allowance for direct selling costs and profit thereon. Acquired property and equipment are valued based upon our estimate of replacement cost less an allowance for age and condition at the time of acquisition. Customer deposits and accrued expenses are expected to be settled at face value within a short period following acquisition; therefore face value is assumed to approximate fair value. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures, (See Note 8). None of the goodwill acquired will be deductible for income tax purposes.

The pro forma impact of the acquisitions on current and prior periods is not presented as we believe it is impractical to do so. We were not able to compile what we believed to be complete, accurate and reliable accounting information to use as a basis for pro forma presentations without an unreasonable effort. Net sales and operating losses generated by these stores subsequent to their acquisition for the year in which they were acquired were as follows:

	2010	2009	2008
Net sales	$16,507	$11,841	$29
Operating losses	(1,972)	(1,588)	(130)

The carrying value of our goodwill, which is included in other long-term assets in the accompanying consolidated balance sheets, by reporting unit and the activity for fiscal 2010 and 2009 is as follows:

	Wholesale	Retail	Total
Balance as of November 29, 2008	$383	$149	$532
Goodwill from store acquisition	—	—	—
Impairment charge	(383)	(149)	(532)

Balance as of November 28, 2009	—	—	—
Goodwill from store acquisition	276	159	435
Impairment charge	—	—	—

Balance as of November 27, 2010	$276	$159	$435

We perform our annual goodwill impairment review as of the beginning of our fiscal fourth quarter. Based on our discounted cash flow analysis, the sharp decline in our market capitalization over the last half of fiscal

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

2008 and the first quarter of fiscal 2009 as well as the continuing recessionary environment for the home furnishings industry, we concluded that our goodwill acquired prior to 2009 was impaired and recorded a charge of $532 for fiscal 2009. The impairment charge is included in restructuring, impaired asset charges other unusual gain, net in our consolidated statement of operations. See Note 16.

11.	Unconsolidated Affiliated Companies

International Home Furnishings Center

The International Home Furnishings Center (“IHFC”) owns and leases showroom space in High Point, North Carolina. Our ownership interest is 46.9% and is accounted for using the equity method. Our investment reflects a credit balance due to our cumulative receipt of dividends exceeding our cumulative portion of IHFC’s earnings. The credit balance was $7,356 and $10,954 at November 27, 2010 and November 28, 2009, respectively, and is reflected in the liabilities section in the accompanying consolidated balance sheets. This balance resulted from IHFC’s refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners. We also lease 28,576 square feet of showroom space from IHFC at what we believe to be competitive market rates.

Our share of earnings which is recorded in income from unconsolidated affiliated companies, net in our consolidated statement of operations and dividends from this investment were as follows:

	2010	2009	2008
Earnings Recognized	$4,535	$4,705	$6,424
Dividends Received	937	3,749	6,091

Summarized financial information for IHFC is as follows:

	2010	2009	2008
Current assets	$22,575	$21,002	$14,242
Non-current assets	43,892	43,448	46,689
Current liabilities	13,163	9,371	12,206
Long-term liabilities	105,526	113,000	110,485
Revenues	39,518	40,618	45,718
Net income	9,680	10,042	13,713

The complete financial statements of IHFC are included in our annual report on Form 10-K.

Zenith Freight Lines, LLC

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which hauls freight and warehouses inventory for the Company. Our investment balance was $5,147 at November 27, 2010 and $4,982 at November 28, 2009 and is recorded in other long-term assets. We paid Zenith approximately $19,286, $19,469, and $24,006, for freight expense and logistical services in 2010, 2009, and 2008, respectively. At November 27, 2010 and November 28, 2009, we owed Zenith $1,512 and $1,397, respectively, for services rendered to us. We believed the transactions with Zenith are at current market rates. We recorded the following earnings (losses) in income from unconsolidated affiliated companies, net in our consolidated statements of operations:

	2010	2009	2008
Earnings (Loss) Recognized	$165	$362	$(124)
Dividends Received	—	98	—

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

12.	Income Taxes

The components of the income tax provision (benefit) are as follows:

	2010	2009	2008
Current:
Federal	$(10)	$(1,777)	$(740)
State	(196)	23	282

Deferred:
Increase (decrease) in valuation allowance	2,962	9,553	23,383
Federal	(2,195)	(8,112)	(4,758)
State	(767)	(1,441)	(1,222)

Total	$(206)	$(1,754)	$16,945

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	2010	2009	2008
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Dividends received deduction	(71.6)	(5.8)	(8.2)
Goodwill impairment	—	0.7	5.2
Change in income tax valuation allowance	134.2	39.1	98.2
Change in income tax reserves	(13.2)	(0.4)	(0.7)
State income tax, net of federal benefit	(20.1)	(5.0)	(2.6)
Write-off of deferred tax assets related to equity method investees	—	—	12.5
Other	(4.6)	(1.7)	1.9

Effective income tax rate	(9.3)%	(7.1)%	72.3%

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 27, 2010	November 28, 2009
Deferred income tax assets:
Trade accounts receivable	$2,760	$4,029
Inventories	1,957	1,801
Property and equipment	2,938	2,043
Notes receivable	2,528	3,353
Retirement benefits	4,706	4,995
Federal net operating loss and credit carryforwards	9,440	6,518
State net operating loss carryforwards	3,908	3,200
Other than temporary impairment of marketable securities	55	495
Net distributions from affiliates in excess of income	4,142	3,733
Lease termination accruals	1,066	1,311
Capital loss carryforward	1,522	—
Other	2,954	3,251

Gross deferred income tax assets	37,976	34,729
Valuation allowance	(36,806)	(33,003)

Total deferred income tax assets	1,170	1,726
Deferred income tax liabilities:
Prepaid expenses and other	118	104
Unrealized holding gains, net	106	810

Total gross deferred income tax liabilities	224	914

Net deferred income tax assets	$946	$812

Due to the losses incurred in fiscal 2010, 2009 and 2008, we remain in a cumulative loss position for the past three years which is considered significant negative evidence that is difficult to overcome a “more likely than not” standard through objectively verifiable data. While our long-term financial outlook remains positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence. As a result, we have recorded a valuation allowance on certain of the deferred tax assets. The following table represents a summary of the valuation allowances against deferred tax assets:

	2010	2009	2008
Balance, beginning of the year	$33,003	$24,430	$1,047
Additions charged to expense	2,962	9,553	23,383
Deductions reducing expense	—	—	—
Deductions recorded as a component of other comprehensive (income) loss	841	(980)	—

Balance, end of the year	$36,806	$33,003	$24,430

In November 2009, Congress passed the “Worker, Homeownership, and Business Assistance Act of 2009” (the Act) which, among other things, extends the general carryback period for 2008 or 2009 NOLs from two years to up to five. Eligible corporations may elect to carry back “applicable NOLs” three, four, or five years. An “applicable NOL” is an NOL that arises in a tax year either beginning or ending in 2008 or 2009. These

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

provisions of the Act also suspend the 90% limit on the utilization of alternative tax NOLs against alternative minimum taxable income for all years in the carryback period. In the case of an election to carry back the applicable NOL to the fifth preceding year, the amount of the NOL carryback that may be applied in that fifth carryback year is limited to 50% of taxable income of that fifth preceding year. Prior to the passage of the Act, we had exhausted our availability for loss carrybacks. As a result of applying the provisions of the Act, we recorded a tax benefit of $1,673 in 2009 associated with the additional carryback availability.

We have a federal net operating loss carryforward for tax purposes of $18,108 to offset future taxable income which expires in 2030. We also have state net operating loss carryforwards available to offset future taxable state income of $63,729, which expire in varying amounts between 2011 and 2030. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards

Net income taxes paid (net refunds received) during 2010, 2009 and 2008 were $(1,582), $(3,246), and $295, respectively.

As of November 27, 2010, the gross amount of unrecognized tax benefits was approximately $1,565 exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $619 would benefit the effective tax rate. As of November 28, 2009, the gross amount of unrecognized tax benefits was approximately $1,580, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $768 would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

The following table summarizes the activity related to our gross unrecognized tax benefits.

	2010	2009
Balance, beginning of the year	$1,580	$1,588
Gross increases	134	40
Gross decreases, primarily due to the expiration of statutes	(149)	(48)

Balance, end of the year	$1,565	$1,580

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal 2010, 2009, and 2008, we recognized $112, $47, and $54 of interest expense recovery and $30, $11, and $22 of penalty expense recovery, respectively, related to the unrecognized benefits noted above in our consolidated statement of operations. At November 27, 2010 and November 28, 2009, the consolidated balance sheets include accrued interest of $159 and $271, and penalties of $143 and $173, respectively, due to unrecognized tax benefits.

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

Currently, there are no examinations in process of any of the Company’s income tax returns. We remain subject to examination for tax years 2007 through 2009 for all of our major tax jurisdictions.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

13.	Real Estate Notes Payable and Bank Debt

The real estate notes payable and bank debt is summarized as follows:

	November 27, 2010	November 28, 2009
Real estate notes payable	$13,816	$21,346
Bank debt	—	15,000

	13,816	36,346
Less:
Current portion of real estate notes payable	(9,521)	(4,393)

	$4,295	$31,953

Real Estate Notes Payable

Certain of our retail real estate properties have been financed through commercial mortgages which are payable over periods of one to twenty years and have interest rates ranging from 6.73% to 8.28%. The weighted average interest rate is 7.70%. These mortgages are collateralized by the respective properties with net book value of $21,721 at November 27, 2010 on a first priority basis.

The fair value of these mortgages was $13,556 and $20,784 at November 27, 2010 and November 28, 2009, respectively. In determining the fair value, the Company utilized current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. See Note 8.

Maturities of real estate notes payable are as follows:

Fiscal 2011	$9,521
Fiscal 2012	172
Fiscal 2013	184
Fiscal 2014	196
Fiscal 2015	210
Thereafter	3,533

$13,816

Bank Debt

Our revolving credit facility (as amended on October 6, 2009) contains, among other provisions, a minimum required level of Tangible Net Worth, as defined in the credit agreement, of $90,000 for 2010. It also provides for a variable interest rate of LIBOR plus 2.75% with a 4.25% minimum rate, and allows borrowings of up to $30,000 subject to the limitations of a borrowing base calculation as set forth in the credit agreement. Borrowings under the facility are secured by a pledge of certain of our marketable securities and substantially all of our receivables and inventories. At November 27, 2010, we have approximately $23,778 available for borrowing under the facility, after deducting amounts for outstanding letters of credit and guarantees under the licensee loan program. In addition, to the extent the value of our marketable securities falls below $16,000, our Borrowing Base, as defined, is decreased by 125% of the difference between $16,000 and the actual value of those securities. The facility, which was to have expired on November 30, 2010, has been extended for three

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

months to March 5, 2011. Because the facility bears interest at a variable rate which fluctuates with credit market conditions, the fair value of this obligation is considered to be approximately equal to its carrying amount. The inputs into this fair value estimate reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. See Note 8.

Total interest paid, including bank and mortgage debt, during fiscal 2010, 2009 and 2008 was $1,830, $2,396 and $2,662, respectively.

14.	Post-Employment Benefit Obligations

Supplemental Retirement Income Plan

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. Upon retirement, the Supplemental Plan provides for lifetime monthly payments in an amount equal to 65% of the participant’s final average compensation as defined in the Supplemental Plan, which is reduced by certain social security benefits to be received and other benefits provided by us. The Supplemental Plan also provides a death benefit that is divided into (a) prior to retirement death, which pays the beneficiary 50% of final average annual compensation for a period of 120 months, and (b) post-retirement death, which pays the beneficiary 200% of final average compensation in a single payment. We own life insurance policies with a current net death benefit of $4,472 on these executives and expect to substantially fund this death benefit through the proceeds received upon the death of the executive. Funding for the remaining cash flows is expected to be provided through operations. There are no benefits payable as a result of a termination of employment for any reason other than death or retirement, other than a change of control provision which provides for the immediate vesting and payment of the retirement benefit under the Supplemental Plan in the event of an employment termination resulting from a change of control.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Summarized information for the plan measured as of the end of each year presented, is as follows:

		2010	2009
Change in Benefit Obligation:
Projected benefit obligation at beginning of year		$9,857	$10,671
Service cost		44	35
Interest cost		422	627
Actuarial losses (gains)		709	(226)
Benefits paid		(2,166)	(1,250)

Projected benefit obligation at end of year (Funded Status)		$8,866	$9,857

Accumulated Benefit Obligation		$8,619	$9,572

Amounts recognized in the consolidated balance sheet:
Current liabilities		$846	$2,190
Noncurrent liabilities		8,020	7,667

		$8,866	$9,857

Amounts recognized in accumulated other comprehensive income:
Transition obligation		$339	$382
Actuarial loss (gain)		372	(337)

Net amount recognized		$711	$45

Total recognized in net periodic benefit cost and accumulated other comprehensive income:		$1,175	$579

	2010	2009	2008
Components of Net Periodic Pension Cost:
Service cost	$44	$35	$54
Interest cost	422	627	632
Amortization of transition obligation	42	42	42

Net periodic pension cost	$508	$704	$728

Assumptions used to determine net periodic pension cost:
Discount rate	5.25%	5.25%	6.25%
Increase in future compensation levels	3.00%	3.00%	3.00%

Estimated Future Benefit Payments (with mortality):
Fiscal 2011	$846
Fiscal 2012	821
Fiscal 2013	795
Fiscal 2014	766
Fiscal 2015	736
Fiscal 2016 through 2020	3,189

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or benefits permitted. We recognized expense of $376, $377, and $456 in fiscal 2010, 2009, and 2008, respectively, associated with the plan. Our liability under this plan was $2,985 and $3,174 as of November 27, 2010 and November 28, 2009, respectively, and is reflected in post employment benefit obligations.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Defined Contribution Plan

We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Employee contributions to the Plan are matched at the rate of 50% of up to 8% of gross pay, regardless of years of service; however, we suspended the matching contributions effective during the first quarter of 2009 continuing through fiscal 2010. The Plan incorporates provisions of Section 401(k) of the Internal Revenue Code. Employer matching contributions to the Plan for fiscal 2009 and 2008 were approximately $29 and $636, respectively.

15.	Capital Stock and Stock Compensation

We account for our stock-based employee and director compensation plans in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period) on a straight-line basis. Our results of operations for fiscal 2010, 2009 and 2008, include $376, $183 and $252, respectively, of compensation expense related to restricted stock and stock options.

Stock Option Plans

In 1993, we adopted a Stock Plan for Non-Employee Directors, which was amended in 2000 and expired in 2003. Under this stock option plan, we reserved for issuance 125,000 shares of common stock, including an additional 50,000 shares of common stock that were authorized for issuance in 2001. These options are exercisable for 10 years commencing six months after the date of grant. No shares are available for grant under this plan.

In 1997, we adopted an Employee Stock Plan (the “1997 Plan”), and reserved for issuance 950,000 shares of common stock. An additional 500,000 shares of common stock were authorized for issuance in 2000. In addition, the terms of the 1997 Plan allow for the re-issuance of any stock options which have been forfeited before being exercised. Options granted under the 1997 Plan may be for such terms and exercised at such times as determined by the Organization, Compensation, and Nominating Committee of the Board of Directors. Vesting periods typically range from one to three years. There are no shares available for grant under the 1997 Plan at November 27, 2010, however up to 500,000 shares associated with outstanding grants under the 1997 may become available for grant under the 2010 Plan (see below).

In 2005, we adopted a Non-Employee Directors Stock Incentive Plan (the “Incentive Plan”) and reserved 100,000 shares of common stock for grant. The Incentive Plan authorized incentive awards in the form of restricted stock or stock grants. All Directors of the Company who are not full-time employees of the Company are eligible to receive incentive awards under the Incentive Plan. Shares available for grant under the Incentive Plan were 10,087 and 27,615 at November 27, 2010 and November 28, 2009, respectively.

On April 14, 2010, our shareholders approved the Bassett Furniture Industries, Incorporated 2010 Stock Incentive Plan (the “2010 Plan”). All present and future non-employee directors, key employees and outside consultants for the Company are eligible to receive incentive awards under the 2010 Plan. Our Organization, Compensation and Nominating Committee (the “Compensation Committee”) selects eligible key employees and outside consultants to receive awards under the 2010 Plan in its discretion. Our Board of Directors or any committee designated by the Board of Directors selects eligible non-employee directors to receive awards under the 2010 Plan in its discretion. Five hundred thousand (500,000) shares of common stock are reserved for issuance under the 2010 Plan. In addition, up to 500,000 shares that are represented by outstanding awards under

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

the 1997 Employee Stock Plan which are forfeited, expire or are canceled after the effective date of the 2010 Plan will be added to the reserve and may be used for new awards under the 2010 Plan. Participants may receive the following types of incentive awards under the 2010 Plan: stock options, stock appreciation rights, payment shares, restricted stock, restricted stock units and performance shares. Stock options may be incentive stock options or non-qualified stock options. Stock appreciation rights may be granted in tandem with stock options or as a freestanding award. Non-employee directors and outside consultants are eligible to receive restricted stock and restricted stock units only. We expect to issue new common stock upon the exercise of options.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options using the simplified method, and forfeitures are estimated on the date of grant based on certain historical data. We utilize the simplified method to determine the expected life of our options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. During the third quarter of 2010, our Compensation Committee authorized the issuance of 172,000 stock options from the 2010 Plan to certain of our key employees. The stock options vest ratably over a four-year period and have 10-year contractual terms. The following table sets forth the weighted average fair value of options granted during 2010 and the weighted average assumptions used for such grants (there were no grants made in 2009 or 2008):

Fair value of options on grant date	$2.55
Expected life of options in years	6.25
Risk-free interest rate	2.5%
Expected volatility	60.0%
Dividend yield	0.0%

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

A summary of the foregoing plans at November 27, 2010, November 28, 2009, and November 29, 2008 and changes during the fiscal periods then ended is presented in the table below:

	Number of Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life (Years)	Average Intrinsic Value
Outstanding at November 24, 2007	1,490,685	$18.64
Granted	—	—
Exercised	(1,000)	10.54		$1
Forfeited/Expired	(258,047)	29.71

Outstanding at November 29, 2008	1,231,638	16.33	3	$—

Exercisable at November 29, 2008	1,014,311	$16.94	3	$—

Available for grant at November 29, 2008	949,479

Outstanding at November 29, 2008	1,231,638	$16.33
Granted	—	—
Exercised	—	—		$—
Forfeited/Expired	(184,000)	18.26

Outstanding at November 28, 2009	1,047,638	$16.00	4	$—

Exercisable at November 28, 2009	938,972	$16.28	4	$—

Available for grant at November 28, 2009	1,133,479

Outstanding at November 28, 2009	1,047,638	$16.00
Granted	172,000	4.38
Exercised	—	—		$—
Forfeited/Expired	(210,124)	14.73

Outstanding at November 27, 2010	1,009,514	$14.28	5	$—

Exercisable at November 27, 2010	837,514	$16.31	4	$—

Available for grant at November 27, 2010	330,000

Additional information regarding outstanding stock options outstanding at November 27, 2010 is as follows:

	Options Outstanding		Weighted Average Exercise Price	Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)		Shares	Weighted Average Exercise Price
$ 3.23 — $ 6.45	172,000	9.6	$4.38	—	$—
$ 6.45 — $ 9.67	—	—	—	—	—
$ 9.68 — $12.90	159,000	6.8	10.61	159,000	10.61
$12.91 — $16.13	270,514	2.3	14.73	270,514	14.73
$16.14 — $19.35	150,000	5.6	16.96	150,000	16.96
$19.36 — $22.58	258,000	3.2	21.11	258,000	21.11

	1,009,514			837,514

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

As of November 27, 2010 and November 28, 2009, there were 172,000 and 109,000 unvested stock options and $402 and $152, respectively, of total unrecognized compensation cost related to non-vested stock options granted under the Plans. Substantially all of these options vest over four years with 25% vesting on each anniversary date.

The weighted average grant date fair value of these unvested options at November 27, 2010 and November 28, 2009 was $2.55 and $2.22, respectively. As of November 27, 2010 and November 28, 2009, there were 837,514 and 938,972 vested stock options with a weighted average grant date fair value of $3.75 and $3.90, respectively. The weighted average grant date fair value of options forfeited during 2010 and 2009 was $3.63 and $4.98, respectively. The aggregate intrinsic value of both vested and unvested options at November 27, 2010 and November 28, 2009 was zero.

The following restricted stock awards were granted during 2010 and remain outstanding at November 27, 2010:

Grant Date	Restricted Shares Granted	Share Value at Grant Date Per Share	Restriction Period (Years)
May 3, 2010	17,528	$5.99	1
July 14, 2010	43,000	$4.38	3

Employee Stock Purchase Plan

In 2000, we adopted and implemented an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the ESPP we sold 43,730, 48,726 and 25,308 shares to employees in fiscal 2010, 2009 and 2008, respectively, which resulted in an immaterial amount of compensation expense.

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

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

16.	Restructuring, asset impairment, and other charges

The following table summarizes the restructuring, asset impairment charges and other unusual gain by year:

	2010	2009	2008
Restructuring, asset impairment charges and unusual gain, net
Impairment of goodwill (See note 10)	$—	$532	$3,548
Impairment of leasehold improvements	—	1,068	624
Impairment of other intangibles	—	—	240
Asset impairment charges associated with plant closures	—	485	—
Supply contract termination costs associated with fiberboard plant closure	—	408	—
Severance	—	494	—
Gain on sale of the airplane	—	—	(1,342)

	$—	$2,987	$3,070

Lease exit costs	$—	$2,434	$642

Proxy defense costs	$—	$—	$1,418

Total restructuring, asset impairment charges and other unusual gain by segment are as follows:

	2010	2009	2008
Wholesale	$—	$2,028	$2,446
Retail	—	959	624

	$—	$2,987	$3,070

The following table summarizes the activity related to our accrued lease exit costs:

	2010	2009
Balance, beginning of the year	$3,499	$2,325
Provisions associated with corporate store and retail office closures	—	2,434
Provisions made to adjust previous estimates	736	334
Payments on unexpired leases	(1,488)	(1,308)
Payment to terminate lease commitment	—	(400)
Accretion of interest on obligations	100	114

Balance, end of the year	$2,847	$3,499

Current portion included in other accrued liabilities	$889	$1,035
Long-term portion included in other long-term liabilities	1,958	2,464

	$2,847	$3,499

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

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

We recorded a $485 non-cash charge to write-down the value of the property and equipment as a result of the fiberboard plant closure in the fourth quarter of 2009. In addition, we recorded a $408 charge associated with the termination of a power supply contract for the fiberboard plant. This amount was paid out in 2010.

Lastly, we recorded severance charges of $320 associated with a reduction in workforce announced in March 2009 and $174 associated with the fiberboard plant closure.

These charges were based on ultimate payment amounts and approximated fair value. These amounts were determined based on Level 3 inputs, which include our judgment about future cash flows and other considerations.

Fiscal 2008

During 2008, we recorded a $3,548 charge for the impairment of goodwill related to our wholesale reporting unit (see Note 10 to the consolidated financial statements for further discussion). We also recorded an additional impairment charge of $240 related to other intangibles. During 2008, we also recorded $624 to write-off the leasehold improvements and $642 for lease exit costs related to the closure of a corporate retail store. As part of our cost-cutting efforts, we sold our former airplane for $2,092 and recorded a gain of $1,342. Finally, we incurred legal and other expenses of $1,418 related to the proxy contest with Costa Brava Partnership III L.P. during the second quarter of 2008.

Accrued restructuring obligations of $-0- and $535 are included in other current liabilities in the accompanying balance sheets as of November 27, 2010 and November 28, 2009, respectively.

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

18.	Leases, Lease Guarantees and Loan Guarantees

Leases

We lease land and buildings under operating leases that are used in the operation of our Company-owned retail stores as well as in the operation of independent licensee BFD stores. Our decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof. Some store leases contain contingent rental provisions based upon sales volume. Additionally, we lease showroom space from IHFC, which is priced at what we believe to be a market rate. Lease terms range from one to 15 years and generally have renewal options of between five and 15 years. The following schedule shows future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year as of November 27, 2010:

2011	$17,033
2012	16,163
2013	14,384
2014	10,981
2015	7,386
Thereafter	14,377

$80,324

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

Lease expense was $16,575, $15,598, and $13,340 for 2010, 2009, and 2008, respectively.

In addition to subleasing certain of these properties, we own retail real estate which we in turn lease to licensee operators of BFD stores. The following schedule shows minimum future rental income related to pass-through rental expense on subleased property as well as rental income on real estate owned by Bassett, excluding subleases based on a percentage of sales.

2011	$4,339
2012	4,486
2013	4,060
2014	3,277
2015	2,444
Thereafter	1,542

$20,148

Real estate expense (including lease costs, depreciation, insurance, and taxes), net of rental income, was $429 in 2010, $434 in 2009, and $1,487 in 2008 and is reflected in other expense, net in the accompanying consolidated statements of operations.

Guarantees

As part of the strategy for our store program, we have guaranteed certain lease obligations and real estate loan obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $5,856 and $9,822 at November 27, 2010 and November 28, 2009, respectively.

We have also guaranteed loans of certain of our BFD dealers to finance initial inventory packages for those stores. Loan guarantees have three year terms, are collateralized by the inventory and generally carry a personal guarantee of the independent dealer. The total contingent liability with respect to these loan guarantees as of November 27, 2010, and November 28, 2009, was $2,296 and $4,998, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations, net of reserves. The fair value of guarantees at November 27, 2010 and November 28, 2009, were $2,304 and $3,366, respectively, and are recorded in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets. The inputs into this fair value estimate reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. See Note 8.

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

19.	Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

	2010	2009	2008
Numerator:
Net loss	$(2,002)	$(22,699)	$(40,355)

Denominator:
Denominator for basic loss per share—weighted average shares	11,459,257	11,395,789	11,663,857
Effect of dilutive securities	—	—	—

Denominator for diluted loss per share—weighted average shares and assumed conversions	11,459,257	11,395,789	11,663,857

Basic loss per share:
Net loss per share—basic	$(0.17)	$(1.99)	$(3.46)

Diluted loss per share:
Net loss per share—diluted	$(0.17)	$(1.99)	$(3.46)

Options to purchase 1,009,514, 1,047,638 and 1,231,638 shares of common stock in fiscal 2010, 2009, and 2008, respectively, were not included in the computation of diluted earnings per share because the effect of including the options in the computation would have been anti-dilutive.

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

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

The following table presents segment information for each of the last three fiscal years:

	2010	2009	2008
Net Sales
Wholesale	$176,255	$179,534	$242,094
Retail	122,241	105,378	97,176
Inter-company elimination	(63,242)	(52,190)	(50,972)

Consolidated	$235,254	$232,722	$288,298

Income (loss) from Operations
Wholesale	$2,431	$(9,100)	$(3,105)
Retail	(7,387)	(8,131)	(10,306)
Inter-company elimination	269	1,077	(35)
Income from CDSOA	488	1,627	2,122
Restructuring, asset impairment charges and unusual gains, net
Wholesale	—	(2,028)	(2,446)
Retail	—	(959)	(624)
Proxy defense costs	—	—	(1,418)
Lease exit costs	—	(2,434)	(642)

Consolidated loss from operations	$(4,199)	$(19,948)	$(16,454)

Depreciation and Amortization
Wholesale	$1,670	$2,633	$4,008
Retail	3,095	2,730	2,383
Investments/real estate	1,201	1,241	1,698

Consolidated	$5,966	$6,604	$8,089

Capital Expenditures
Wholesale	$515	$486	$893
Retail	1,498	608	3,809
Investments/real estate	—	2	858

Consolidated	$2,013	$1,096	$5,560

Identifiable Assets
Wholesale	$95,957	$119,475	$126,619
Retail	58,736	53,030	53,775
Investments/real estate	42,624	43,724	64,648

Consolidated	$197,317	$216,229	$245,042

A breakdown of wholesale sales by product category for each of the last three fiscal years is provided below:

	2010	2009	2008
Wood	44%	50%	54%
Upholstery	56%	50%	46%

	100%	100%	100%

Notes to Consolidated Financial Statements—Continued

(In thousands, except share and per share data)

21.	Quarterly Results of Operations (unaudited)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
				(1)
Net sales	$52,891	$57,845	$58,527	$65,991
Gross profit	25,743	28,437	26,613	31,895
Net income (loss)	(1,692)	117	(2,368)	1,941
Basic earnings (loss) per share	(0.15)	0.01	(0.21)	0.17
Diluted earnings (loss) per share	(0.15)	0.01	(0.21)	0.17

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(2)	(3)	(4)	(5)
Net sales	$57,811	$57,718	$57,670	$59,523
Gross profit	24,143	25,033	25,986	27,678
Net income (loss)	(11,963)	(9,856)	(3,446)	2,566
Basic earnings (loss) per share	(1.05)	(0.87)	(0.30)	0.22
Diluted earnings (loss) per share	(1.05)	(0.87)	(0.30)	0.22

All quarters presented above for 2010 and 2009 consist of 13 week fiscal periods.

(1)	Includes $488 of income associated with the Continued Dumping & Subsidy Offset Act. See Note 16 for further details.
(2)	Includes a $1,255 charge for the other than temporary impairment of our marketable securities portfolio. See Note 8 for further details. See Note 2 regarding the effects of additional charges pertaining to a restatement of the quarter ended February 28, 2009.
(3)	Includes $1,068 of impairment charges and lease exit charges of $285 related to the closure of two retail stores and the retail office. See Note 16 for further details.
(4)	Includes $1,777 of lease exit costs associated with the closure of two retail stores. See note 16 for further details.
(5)	Includes $1,067 of impairment, severance and other restructuring costs associated with the closure of our fiberboard manufacturing facility, $372 of additional lease termination costs resulting from revisions to previous estimates, a $532 charge related to the impairment of goodwill, and $1,627 of income associated with the Continued Dumping & Subsidy Offset Act. See Notes 9 and 16 for further details.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our CEO and CAO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 27, 2010 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 27, 2010, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be contained in the Proxy Statement under the caption “Audit and Other Fees” is incorporated herein by reference thereto.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	International Home Furnishings Center, Inc. and Subsidiaries Consolidated Financial Statements for the Years Ended October 31, 2010, 2009 and 2008.

	(2)	Financial Statement Schedule:
Schedule II—Analysis of Valuation and Qualifying Accounts for the years ended November 27, 2010, November 28, 2009 and November 29, 2008

	(3)	Listing of Exhibits

		3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

		3B.	Amendment to By-laws including By-laws as amended to date is incorporated herein by reference to Form 8-K filed on December 21, 2004.

		4.	Second Amendment and Waiver to Third Amended and Restated Credit Agreement and Omnibus Amendment to Guaranty and Note Purchase Agreements is incorporated herein by reference to Form 10-Q for the fiscal quarter ended August 29, 2009

		4A.	Amended and Restated Credit Agreement and General Security Agreement with Branch Banking & Trust Company dated October 31, 2007. Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

		**10A.	Bassett 1993 Long Term Incentive Stock Option Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no. 33-52405) filed on February 25, 1994.

		**10B.	Bassett Executive Deferred Compensation Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		**10C.	Bassett Supplemental Retirement Income Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		**10D.	Bassett 1993 Stock Plan for Non-Employee Directors as amended is incorporated herein by reference to Form 10-K for the fiscal year ended November 25, 2000.

		**10E.	Bassett 1997 Employee Stock Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no. 333-60327) filed on July 31, 1998.

		**10F.	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Plan is incorporated herein by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on January 28, 2005.

		**10G.	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Form Grant Letter for Restricted Stock Award is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		**10H.	Bassett Furniture Directors Compensation is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		**10I.	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Stock Option Award Agreement is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

**10J.	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Grant Letter for Restricted Stock Award is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

**10K.	Bassett Furniture Industries, Inc. 2010 Stock Incentive Plan is incorporated herein by reference to Form 8-K filed on April 14, 2010.

21.	List of subsidiaries of the Registrant

23A.	Consent of Independent Registered Public Accounting Firm

23B.	Consent of Independent Registered Public Accounting Firm

31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31B.	Certification of J. Michael Daniel, Vice President and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32B.	Certification of J. Michael Daniel, Vice President and Chief Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/S/ ROBERT H. SPILMAN, JR.	Date: February 3, 2011
Robert H. Spilman, Jr. President and Chief Executive Officer Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ PAUL FULTON	Date: February 3, 2011
Paul Fulton Chairman of the Board of Directors

By:	/S/ PETER W. BROWN	Date: February 3, 2011
Peter W. Brown Director

By:	/S/ HOWARD H. HAWORTH	Date: February 3, 2011
Howard H. Haworth Director

By:	/S/ GEORGE W. HENDERSON, III	Date: February 3, 2011
George W. Henderson, III Director

By:	/S/ KRISTINA K. HERBIG	Date: February 3, 2011
Kristina K. Herbig Director

By:	/S/ DALE C. POND	Date: February 3, 2011
Dale C. Pond Director

By:	/S/ WILLIAM C. WAMPLER, JR.	Date: February 3, 2011
William C. Wampler, Jr. Director

By:	/S/ WILLIAM C. WARDEN, JR.	Date: February 3, 2011
William C. Warden, Jr. Director

By:	/S/ J. MICHAEL DANIEL	Date: February 3, 2011
J. Michael Daniel Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

International Home Furnishings Center, Inc.

and Subsidiaries

Consolidated Financial Statements

Years Ended October 31, 2010, 2009 and 2008

International Home Furnishings Center, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

International Home Furnishings Center, Inc.

High Point, North Carolina

We have audited the accompanying consolidated balance sheets of International Home Furnishings Center, Inc. and Subsidiaries as of October 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended October 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Home Furnishings Center, Inc. and Subsidiaries at October 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

High Point, North Carolina

January 18, 2011

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

October 31, 2010 and 2009

	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,593,088	$11,856,903
Restricted cash	5,718,204	143,750
Trade receivables (net of allowance for doubtful accounts of $738,181 and $486,205 at October 31, 2010 and 2009, respectively)	1,793,481	1,717,526
Current portion of deferred rental income receivable	151,278	152,018
Deferred income tax benefit	1,771,000	1,579,000
Prepaid income taxes	—	5,085,000
Prepaid expenses	547,769	527,463

TOTAL CURRENT ASSETS	22,574,820	21,061,660

PROPERTY AND EQUIPMENT, at cost
Land and land improvements	3,640,498	3,640,498
Buildings, exclusive of theater complex	101,252,580	100,500,465
Furniture and equipment	5,339,202	5,170,823
Construction-in-progress	—	1,626

	110,232,280	109,313,412
Accumulated depreciation	(72,351,886)	(68,936,742)

	37,880,394	40,376,670

OTHER ASSETS
Prepaid rent	501,049	544,304
Deferred rental income receivable (net of allowance for doubtful accounts of $175,000 and $60,000 at October 31, 2010 and 2009, respectively)	4,784,441	2,317,793
Deferred financing costs (net of accumulated amortization of $37,690 and $659,341 at October 31, 2010 and 2009, respectively)	726,154	149,342

	6,011,644	3,011,439

TOTAL ASSETS	$66,466,858	$64,449,769

LIABILITIES LESS STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, trade	$841,716	$1,128,074
Accrued property taxes	2,533,426	2,533,975
Income tax payable	2,086,000	—
Other accrued expenses	824,470	642,701
Current portion of long-term debt	1,578,158	—
Rents received in advance	5,298,742	5,065,871

TOTAL CURRENT LIABILITIES	13,162,512	9,370,621

LONG-TERM LIABILITIES
Long-term debt, net of current portion	101,488,150	108,000,000
Deferred income tax liability	656,000	1,934,000
Supplemental retirement benefits	3,364,254	3,018,538
Postretirement health benefits	17,800	46,978

	105,526,204	112,999,516

COMMITMENTS (Note E)
STOCKHOLDERS’ DEFICIT
Common stock, $5 par value, 1,000,000 shares authorized, 481,628 shares issued in 2010 and 2009	2,408,140	2,408,140
Additional paid-in capital	154,592	154,592
Accumulated deficit	(54,541,979)	(60,221,729)
Accumulated other comprehensive loss	(242,611)	(261,371)

	(52,221,858)	(57,920,368)

TOTAL LIABILITIES LESS STOCKHOLDERS’ DEFICIT	$66,466,858	$64,449,769

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended October 31, 2010, 2009 and 2008

	2010	2009	2008
OPERATING REVENUES
Rental income	$35,248,041	$36,302,019	$39,883,874
Other revenues	4,269,754	4,315,920	5,833,716

TOTAL OPERATING REVENUES	39,517,795	40,617,939	45,717,590

OPERATING EXPENSES
Compensation and benefits	5,285,532	5,518,351	6,110,479
Market and promotional	1,639,392	1,925,053	2,652,678
Maintenance and building costs	1,312,538	1,222,753	1,782,722
Depreciation expense	3,419,278	3,481,055	3,447,542
Rent	180,895	180,895	163,689
Property taxes and insurance	3,328,134	3,460,449	3,466,176
Utilities	1,807,226	1,773,350	1,921,799
Other postretirement employee benefit curtailment gain	—	(83,753)	(3,107,275)
Other operating costs	1,197,644	1,470,237	1,254,887

TOTAL OPERATING EXPENSES	18,170,639	18,948,390	17,692,697

INCOME FROM OPERATIONS	21,347,156	21,669,549	28,024,893

NONOPERATING INCOME (EXPENSE)
Interest income	51,431	93,514	123,604
Interest expense	(5,251,837)	(5,348,299)	(5,487,815)

TOTAL NONOPERATING EXPENSES	(5,200,406)	(5,254,785)	(5,364,211)

INCOME BEFORE INCOME TAXES	16,146,750	16,414,764	22,660,682
PROVISION FOR INCOME TAXES	6,467,000	6,373,000	8,948,000

NET INCOME	$9,679,750	$10,041,764	$13,712,682

BASIC EARNINGS PER COMMON SHARE	$20.10	$20.85	$28.47

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	481,628	481,628	481,628

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended October 31, 2010, 2009 and 2008

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCE (DEFICIT), OCTOBER 31, 2007	$2,408,140	$154,592	$(64,976,172)	$(234,598)	$(62,648,038)
Dividends paid ($26.992 per common share)	—	—	(13,000,002)	—	(13,000,002)
Comprehensive income:
Net income	—	—	13,712,682	—	13,712,682
Other comprehensive income:
Amount related to minimum pension liability (net of deferred tax of $112,000)	—	—	—	174,921	174,921

Total comprehensive income					13,887,603

BALANCE (DEFICIT), OCTOBER 31, 2008	2,408,140	154,592	(64,263,492)	(59,677)	(61,760,437)

Dividends paid ($12.458 per common share)	—	—	(6,000,001)	—	(6,000,001)
Comprehensive income:
Net income	—	—	10,041,764	—	10,041,764
Other comprehensive income:
Amount related to minimum pension liability (net of deferred tax of $129,000)	—	—	—	(201,694)	(201,694)

Total comprehensive income					9,840,070

BALANCE (DEFICIT), OCTOBER 31, 2009	2,408,140	154,592	(60,221,729)	(261,371)	(57,920,368)

Dividends paid ($8.035 per common share)	—	—	(4,000,000)	—	(4,000,000)
Comprehensive income:
Net income	—	—	9,679,750	—	9,679,750
Other comprehensive income:
Amount related to minimum pension liability (net of deferred tax of $12,000)	—	—	—	18,760	18,760

Total comprehensive income					9,698,510

BALANCE (DEFICIT), OCTOBER 31, 2010	$2,408,140	$154,592	$(54,541,979)	$(242,611)	$(52,221,858)

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 2010, 2009 and 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,679,750	$10,041,764	$13,712,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,419,278	3,481,055	3,447,542
Amortization	226,154	200,854	201,298
Provision for losses on accounts receivable	363,000	708,000	380,878
Loss on disposal of property and equipment	—	158	—
Supplemental retirement benefits expense	497,852	388,678	329,360
Postretirement health benefits expense	—	—	150,277
Postretirement employee benefit curtailment gain	—	(83,753)	(3,107,275)
Deferred income taxes	(254,000)	5,626,000	1,757,000
Change in assets and liabilities
Increase in trade and interest receivables	(323,955)	(214,376)	(624,561)
Increase in deferred rental income receivable	(2,580,908)	(2,008,187)	(461,624)
(Increase) decrease in prepaid income taxes	5,085,000	(4,060,000)	(1,025,000)
(Increase) decrease in prepaid expenses	(20,306)	33,508	16,412
Increase (decrease) in accounts payable and accrued expenses	(123,207)	(406,011)	858,394
Increase (decrease) in rents received in advance	232,871	(2,187,477)	(2,729,061)
Increase (decrease) in income taxes payable	858,000	—	(1,275,539)
Decrease in supplemental retirement benefits	(78,876)	(78,876)	(78,876)
Decrease in postretirement health benefits	(63,903)	(90,645)	(76,213)

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,916,750	11,350,692	11,475,694

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and construction of property and equipment	(908,575)	(802,450)	(2,471,709)
Increase in restricted cash	(5,574,454)	—	—
Purchases of short-term investments	—	—	(5,659,992)
Proceeds from sales of short-term investments	—	—	6,581,315

NET CASH USED BY INVESTING ACTIVITIES	(6,483,029)	(802,450)	(1,550,386)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(108,133,692)	—	(11,000,000)
Payment of deferred financing costs	(763,844)	—	—
Proceeds from long-term debt	103,200,000	—	12,000,000
Dividends paid	(4,000,000)	(6,000,001)	(13,000,002)

NET CASH USED BY FINANCING ACTIVITIES	(9,697,536)	(6,000,001)	(12,000,002)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	736,185	4,548,241	(2,074,694)
CASH AND CASH EQUIVALENTS, BEGINNING	11,856,903	7,308,662	9,383,356

	$12,593,088	$11,856,903	$7,308,662

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 2010, 2009 and 2008

	2010	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes paid (net of refunds)	$778,000	$4,960,000	$9,327,820

Interest, net of amount capitalized	$5,092,845	$5,208,666	$5,056,358

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accounts payable incurred for acquisition of property and equipment	$10,294	$—	$127,555

Increase (decrease) in accrued minimum pension liability	$(30,760)	$330,694	$(286,921)

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010, 2009 and 2008

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

Restricted Cash

Restricted cash consists principally of escrow accounts required by the Company’s loan agreement with Natixis Real Estate Capital, LLC described in Note C.

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

October 31, 2010, 2009 and 2008

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Deferred Financing Costs

Costs associated with obtaining long-term financing have been deferred and are being amortized to interest expense on the interest method over the term of the related debt. Amortization of deferred financing costs during the years ended October 31, 2010, 2009 and 2008 was $187,032, $163,733 and $162,177, respectively. Amortization of deferred financing costs for each of the five years subsequent to October 31, 2010 is estimated to be approximately $153,000 per year.

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

October 31, 2010, 2009 and 2008

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Postretirement Health Benefits

During 2008, the Company began the process of eliminating its medical plan for retired employees. All those retirees eligible and participating in the federal Medicare program had their benefits terminated effective July 31, 2008. Those retirees eligible but not participating in Medicare Part B on July 31, 2008 were terminated from the Company plan on July 31, 2009. In conjunction with the elimination of the Company-provided medical benefits, a Healthcare Reimbursement Arrangement (“HRA”) was established to provide financial assistance to obtain supplemental coverage for those eligible for Medicare. During 2009, those retirees in the age 62 to 65 category were provided an HRA account to provide for the purchase of individual coverage or provide financial assistance to pay for deductibles. These HRA accounts are capped at $10,000 per retiree eligible for Medicare and $6,589 for those not eligible. The liability recognized in the balance sheets under the caption “Postretirement health benefits” was $17,800 exclusive of the current portion of $20,600 at October 31, 2010, and $46,978 exclusive of the current portion of $55,525 at October 31, 2009.

Fair Value of Financial Instruments

Cash and cash equivalents, restricted cash, trade receivables, trade payables, accrued property taxes, other accrued expenses, and income taxes payable approximate fair value because of the short maturities of these instruments. Variable rate long-term debt, which existed at October 31, 2009, approximated fair value because of the floating rate terms. Fixed rate long-term debt approximates fair value because the interest rate approximates current rates in the market for similar terms and risks.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010, 2009 and 2008

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

Recent Accounting Pronouncements

Effective November 1, 2009, the Company adopted the Financial Accounting Standards Board’s (“FASB”) authoritative guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for the recognition and measurement of uncertain tax positions to be recognized in the Company’s consolidated financial statements. The effect of adoption of this guidance on the Company’s consolidated financial statements for the fiscal year ended October 31, 2010 is detailed in Note D.

Subsequent Events

The Company evaluated the effect subsequent events would have on the consolidated financial statements through January 18, 2011, which is the date the financial statements were available to be issued.

NOTE C - LONG-TERM DEBT

Long-term debt consists of the following at October 31, 2010 and 2009:

	2010	2009
Natixis Real Estate Capital LLC:
Revolving credit agreement with a maximum availability of $25,000,000 and interest paid monthly at the LIBOR rate plus .6%. The debt was retired on August 2, 2010.	$—	$8,000,000
Term loan payable with interest-only payments due monthly at 4.99%. The debt was retired on August 2, 2010.	—	100,000,000
Term loan payable with interest and principal payments due monthly at a rate of 4.59% and amortized over a 30-year term with a maturity date of August 2, 2015. This loan refinanced the Company’s revolving credit agreement and previous term loan payable.	103,066,308	—

	103,066,308	108,000,000
Less current maturities	(1,578,158)	—

	$101,488,150	$108,000,000

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010, 2009 and 2008

NOTE C - LONG-TERM DEBT (Continued)

The following table estimates the future maturities of long-term debt for the years ending October 31:

2011	$1,578,158
2012	1,639,961
2013	1,731,158
2014	1,813,462
2015	96,303,569

$103,066,308

The loan payable to Natixis Real Estate Capital LLC is secured by substantially all of the Company’s real estate and a security interest in the Company’s restricted cash account. The term loan resulting from the refinancing dated August 2, 2010 requires the Company to maintain minimum operating income levels, while the former term loan outstanding in prior years required compliance with certain financial ratios. The Company was in compliance with these covenants at October 31, 2010 and 2009.

NOTE D - INCOME TAXES

The provision for income taxes consists of the following for the years ended October 31, 2010, 2009 and 2008:

	2010	2009	2008
Federal:
Current	$5,498,000	$616,000	$5,942,000
Deferred	(208,000)	4,618,000	1,557,000

	5,290,000	5,234,000	7,499,000

State:
Current	1,223,000	131,000	1,249,000
Deferred	(46,000)	1,008,000	200,000

	1,177,000	1,139,000	1,449,000

TOTAL	$6,467,000	$6,373,000	$8,948,000

A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

	2010	2009	2008
Income taxes computed at the federal statutory rate	$5,651,000	$5,746,000	$7,931,000
State taxes, net of federal benefit	746,000	736,000	1,016,000
Interest accrued for uncertain tax position	58,000	—	—
Other, net	12,000	(109,000)	1,000

	$6,467,000	$6,373,000	$8,948,000

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010, 2009 and 2008

NOTE D - INCOME TAXES (Continued)

The components of deferred income taxes consist of the following:

	2010	2009
Deferred income tax assets:
Rents received in advance	$2,099,000	$2,007,000
Allowance for doubtful accounts	362,000	216,000
Depreciation	1,228,000	—
Postretirement benefits	15,000	41,000
Supplemental retirement benefits	1,763,000	1,633,000

TOTAL DEFERRED TAX ASSETS	5,467,000	3,897,000

Deferred income tax liabilities:
Depreciation	3,125,000	3,454,000
Deferred rent receivable	1,227,000	798,000

TOTAL DEFERRED TAX LIABILITIES	4,352,000	4,252,000

TOTAL NET DEFERRED TAX ASSETS (LIABILITIES)	$1,115,000	$(355,000)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of October 31, 2010, based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

Effective November 1, 2009, the Company adopted the FASB’s authoritative guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for the recognition and measurement of uncertain tax positions to be recognized in the Company’s consolidated financial statements. As a result of adoption, the gross amount of unrecognized tax benefits at November 1, 2009 totaled approximately $1,228,000. All uncertain tax positions were timing in nature, and thus adoption had no impact on the Company’s consolidated retained earnings at November 1, 2009. During the year ended October 31, 2010, there was a net increase in unrecognized tax benefits of approximately $58,000 as a result of an increase in accrued interest.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the year ended October 31, 2010, the liability for unrecognized tax benefits included accrued interest of $58,000.

The Company files federal and North Carolina income tax returns. With few exceptions, the Company is no longer subject to federal, state or local tax examinations by tax authorities for years ended before October 31, 2007. During 2010, the Internal Revenue Service (“IRS”) began an examination of the Company’s October 31, 2009 income tax returns. The IRS has completed the examination with no adjustments with the exception of one

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010, 2009 and 2008

NOTE D - INCOME TAXES (Continued)

pending issue. The Company believes any adjustments related to this issue will be agreed upon and settled within the next twelve months. The Company has classified $1,286,000 of the reserve for uncertain tax positions as a short-term liability in the accompanying Consolidated Balance Sheet. Final settlement of this issue may result in payments that are more or less than the amounts accrued, but the Company does not anticipate that the resolution of these matters will result in a material change to its consolidated financial statements.

NOTE E - COMMITMENTS AND CONTINGENCIES

Land Lease

During 1975, the Company completed construction of an eleven-story exhibition building. The building is constructed on land leased from the City of High Point, North Carolina under a noncancelable lease. The lease is for an initial term of fifty years with three options to renew for periods of ten years each and a final renewal option for nineteen years. Annual rental under the lease is $180,895 as of October 31, 2010 and is subject to adjustment at the end of each five-year period, such adjustment being computed as defined in the lease agreement. The most recent adjustment was effective November 1, 2009. As part of the lease, the Company constructed a theater complex for public use and office space for use by the City of High Point on the lower levels of the building. Annual rental payments over the initial fifty-year lease term are being reduced by $39,121, which represents amortization of the cost of the theater and office complex. The unamortized cost of the theater and office complex is reported on the consolidated balance sheet as prepaid rent. At the termination of the lease, the building becomes property of the City of High Point. Under the terms of the lease, the Company is responsible for all expenses applicable to the exhibition portion of the building. The City of High Point is responsible for all expenses applicable to the theater and office complex.

Future minimum lease payments due under the terms of the lease are as follows:

Year Ending October 31,
2011	$141,774
2012	141,774
2013	141,774
2014	141,774
2015	141,774
Due after five years	1,075,120

$1,783,990

Other Commitments

The Company has entered into a noncancelable elevator maintenance contract that expires December 31, 2013. The contract requires monthly payments of $20,321, with a 5% annual escalation cap over the life of the contract.

Contingencies

Accounting for conditional asset retirement obligations requires that the Company evaluate its assets to determine the existence of future liabilities resulting from statutory or contractual responsibilities. As of October 31, 2010, the Company was unable to estimate the range of settlement dates and the related probabilities

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010, 2009 and 2008

NOTE E - COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE F - PENSION AND POSTRETIREMENT BENEFIT PLANS

Postretirement Healthcare Benefit - Curtailment

During 2008, the Company notified participants in its postretirement medical plan that benefits would terminate for most participants effective July 31, 2008. For those participants not fully enrolled in the appropriate parts of Medicare, benefits terminated July 31, 2009 and for those in the age chart of 62 to 65, benefits will terminate when they attain age 65. In connection with this curtailment, the Company recorded curtailment gains of $83,753 and $3,107,275, respectively, in its accompanying Consolidated Statements of Income for the fiscal years ended October 31, 2009 and 2008.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010, 2009 and 2008

NOTE F - PENSION AND POSTRETIREMENT BENEFIT PLANS (Continued)

Summarized information for the Company’s defined benefit plans and post retirement healthcare plan is as follows:

	Supplemental Retirement Plans		Postretirement Healthcare Benefits
	2010	2009	2010	2009
Reconciliation of benefit obligation
Obligation at November 1	$3,097,414	$2,456,918	$102,503	$276,901
Service cost	293,515	251,740	—	—
Interest cost	168,008	144,852	—	—
Curtailment gain	—	—	—	(83,753)
Actuarial loss	5,569	322,780	—	—
Benefit payments	(78,876)	(78,876)	(63,903)	(90,645)

Obligation at October 31	$3,485,630	$3,097,414	$38,600	$102,503

Reconciliation of fair value of plan assets
Fair value of plan assets at November 1	$—	$—	$—	$—
Employer contributions	78,876	78,876	63,903	90,645
Benefit payments	(78,876)	(78,876)	(63,903)	(90,645)

Fair value of plan assets at October 31	$—	$—	$—	$—

Funded status
Funded status at October 31	$(3,485,630)	$(3,097,414)	$(38,600)	$(102,503)

Net amount recognized	$(3,485,630)	$(3,097,414)	$(38,600)	$(102,503)

Amounts recognized in balance sheets
Current liabilities	$(121,376)	$(78,876)	$(20,800)	$(55,525)
Noncurrent liabilities	(3,364,254)	(3,018,538)	(17,800)	(46,978)

Net amount recognized	$(3,485,630)	$(3,097,414)	$(38,600)	$(102,503)

Amounts recognized in accumulated other comprehensive loss, net of tax
Transition asset	$(35,844)	$(38,616)	$—	$—
Actuarial loss	278,455	299,987	—	—

Net amount recognized	$242,611	$261,371	$—	$—

The net periodic benefit cost for the plans includes the following components:

	Supplemental Retirement Plans			Postretirement Healthcare Benefits
	2010	2009	2008	2010	2009	2008
Service cost	$293,517	$251,740	$166,779	$—	$—	$66,775
Interest cost	168,008	144,852	147,038	—	—	83,251
Amortization of net transition obligation	(7,914)	(7,914)	(7,914)	—	—	—
Amortization of unrecognized loss	44,241	—	23,457	—	—	251

Net periodic benefit cost	$497,852	$388,678	$329,360	$—	$—	$150,277

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010, 2009 and 2008

NOTE F - PENSION AND POSTRETIREMENT BENEFIT PLANS (Continued)

The following amounts represent the benefit payments, which reflect expected future service expected to be paid during the ten-year period ended October 31, 2020:

Supplemental Retirement Plan		Postretirement Healthcare Benefits
2011	$121,376	2011	$20,800
2012	204,275	2012	15,600
2013	274,470	2013	2,200
2014	274,470	2014	—
2015	274,470	2015	—
2016-2020	2,684,902	2016-2020	—

Because the plans are unfunded, the Company’s expected contributions are equal to the benefit payment schedules above.

The weighted average actuarial assumptions used to determine benefit obligations for the plans are as follows:

	Supplemental Retirement Plan			Postretirement Healthcare Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.0%	5.5%	6.0%	N/A	N/A	6.0%
Rate of salary increase	5.0	5.0	5.0	N/A	N/A	N/A
Rate of inflation	N/A	N/A	N/A	N/A	N/A	3.5
Rate of healthcare inflation	N/A	N/A	N/A	N/A	N/A	6.0 - 9.0

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic pension cost in 2011 are as follows:

Transition asset	$(7,914)
Actuarial loss	33,557

$25,643

Amounts expensed under the Company’s 401(k) qualified retirement plan amounted to $204,344, $173,586 and $189,232 for the years ended October 31, 2010, 2009 and 2008, respectively.

NOTE G - RENTALS UNDER OPERATING LEASES

The Company’s operations consist principally of leasing exhibition space. Properties on operating leases compose substantially all of the asset “buildings exclusive of theater complex” on the consolidated balance sheets. Leases are typically for five-year periods and contain provisions to escalate rentals based upon changes in the consumer price index, fixed step percentage increases, or increases in certain operating expenses. The operating expenses covered by these escalation terms include ad valorem taxes, utility rates and charges, minimum wage imposed by federal and state governments, maintenance contracts for elevators and air conditioning, maintenance of common areas, social security payments, increases resulting from collective bargaining contracts, if any, and such similar charges and rates required by operating the Company. Tenants normally renew their leases.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010, 2009 and 2008

NOTE G - RENTALS UNDER OPERATING LEASES (Continued)

The following is a schedule of minimum future rentals under noncancelable operating leases as of October 31, 2010, exclusive of amounts due under escalation provisions of lease agreements:

Year Ending October 31,
2011	$30,521,165
2012	26,267,002
2013	18,798,715
2014	11,937,002
2015	3,950,459
Due after five years	2,021,901

Total minimum future rentals	$93,496,244

Rental income includes contingent rentals under escalation provisions of leases of $414,397, $1,301,376 and $1,958,574 for the years ended October 31, 2010, 2009 and 2008, respectively.

The Company leases exhibition space to one of the Company’s stockholders. Rental income from this related party amounted to $237,358, $245,428 and $246,922 for the years ended October 31, 2010, 2009 and 2008, respectively.

NOTE H - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits in excess of federally insured limits and trade accounts receivable from customers predominantly in the home furnishings industry. As of October 31, 2010, the Company’s bank balances exceeded federally insured limits by approximately $17,000,000. The Company’s trade accounts receivable are generally collateralized by merchandise in leased exhibition spaces which is in the Company’s possession.

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

Bassett Furniture Industries, Incorporated

Schedule II

Analysis of Valuation and Qualifying Accounts

For the Years Ended November 27, 2010, November 28, 2009 and November 29, 2008

(amounts in thousands)

	Balance Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Other		Balance End of Period
For the Year Ended November 29, 2008:
Reserve deducted from assets to which it applies
Allowance for doubtful accounts	$7,661	$9,869	$(5,896)	$(3,647	)(2)	$7,987

Notes receivable valuation reserves	$2,617	$1,900	$(350)	$2,429	(2)	$6,596

Lease/Loan guarantee reserves	$428	$527	$(168)	$1,218	(2)	$2,005

Restructuring reserve	$132	$—	$(132)	$—		$—

Lease exit costs	$2,162	$1,113	$(950)	$—		$2,325

Income tax valuation allowance	$1,047	$23,383	$—	$—		$24,430

For the Year Ended November 28, 2009:
Reserve deducted from assets to which it applies
Allowance for doubtful accounts	$7,987	$8,908	$(6,138)	$—		$10,757

Notes receivable valuation reserves	$6,596	$5,967	$(3,613)	$—		$8,950

Lease/Loan guarantee reserves	$2,005	$2,834	$(1,473)	$—		$3,366

Restructuring reserve	$—	$902	$(367)	$—		$535

Lease exit costs	$2,325	$2,882	$(1,708)	$—		$3,499

Income tax valuation allowance	$24,430	$9,553	$—	$(980	)(3)	$33,003

For the Year Ended November 27, 2010:
Reserve deducted from assets to which it applies
Allowance for doubtful accounts	$10,757	$4,671	$(8,062)	$—		$7,366

Notes receivable valuation reserves	$8,950	$1,825	$(4,027)	$—		$6,748

Lease/Loan guarantee reserves	$3,366	$1,407	$(2,469)	$—		$2,304

Restructuring reserve	$535	$—	$(535)	$—		$—

Lease exit costs	$3,499	$836	$(1,488)	$—		$2,847

Income tax valuation allowance	$33,003	$2,962	$—	$841	(3)	$36,806

(1)	Deductions are for the purpose for which the reserve was created.
(2)	Represents reclass of the allowance for doubtful accounts to notes receivable valuation reserves and lease/loan guarantee reserves.
(3)	Represents change in reserve recorded as part of accumulated other comprehensive income (loss).