Form 10-Q
period 2011-02-26
BASSETT FURNITURE INDUSTRIES INC
filed 2011-04-12
CIK 10329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2011

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _______________________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

At March 31, 2011, 11,582,941 shares of common stock of the Registrant were outstanding.

1 of 38

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM	PAGE

PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of February 26, 2011 (unaudited) and November 27, 2010 and for the periods ended February 26, 2011 (unaudited) and February 27, 2010 (unaudited)

	Condensed Consolidated Statements of Operations and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

3.	Quantitative and Qualitative Disclosures About Market Risk	34

4.	Controls and Procedures	34

PART II - OTHER INFORMATION

1.	Legal Proceedings	36

2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

3.	Defaults Upon Senior Securities	36

6.	Exhibits	36

2 of 38

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE PERIODS ENDED FEBRUARY 26, 2011 AND FEBRUARY 27, 2010 – UNAUDITED
(In thousands except per share data)

	Quarter Ended

	February 26, 2011	February 27, 2010
Net sales	$64,264	$52,891
Cost of sales	32,416	27,148
Gross profit	31,848	25,743

Selling, general and administrative expenses excluding
bad debt and notes receivable valuation charges	30,508	25,900
Bad debt and notes receivable valuation charges	6,826	2,715
Restructuring and asset impairment charges	879	-
Lease exit costs	884	-
Loss from operations	(7,249)	(2,872)

Other income (loss), net	(959)	1,228
Loss before income taxes	(8,208)	(1,644)

Income tax expense	(47)	(48)
Net loss	$(8,255)	$(1,692)

Retained earnings-beginning of period	48,459	50,461
Retained earnings-end of period	$40,204	$48,769

Basic and diluted loss per share	$(0.72)	$(0.15)

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 38

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
FEBRUARY 26, 2011 AND NOVEMBER 27, 2010
(In thousands)

Assets	(Unaudited) February 26, 2011	November 27, 2010
Current assets
Cash and cash equivalents	$6,341	$11,071
Accounts receivable, net	26,753	31,621
Inventories	40,950	41,810
Other current assets	6,307	6,969
Total current assets	80,351	91,471

Property and equipment
Cost	141,214	142,362
Less accumulated depreciation	96,184	96,112
Property and equipment, net	45,030	46,250

Investments	15,112	15,111
Retail real estate	27,184	27,513
Notes receivable, net	4,667	7,508
Other	9,347	9,464
	56,310	59,596
Total assets	$181,691	$197,317

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,303	$24,893
Accrued compensation and benefits	6,811	6,652
Customer deposits	10,628	9,171
Other accrued liabilities	13,964	11,594
Current portion of real estate notes payable	8,891	9,521
Total current liabilities	56,597	61,831

Long-term liabilities
Post employment benefit obligations	10,887	11,004
Real estate notes payable	4,267	4,295
Distributions in excess of affiliate earnings	6,447	7,356
Other long-term liabilities	5,391	6,526
	26,992	29,181

Stockholders’ equity
Common stock	57,843	57,795
Retained earnings	40,204	48,459
Additional paid-in-capital	555	478
Accumulated other comprehensive loss	(500)	(427)
Total stockholders' equity	98,102	106,305
Total liabilities and stockholders’ equity	$181,691	$197,317

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 38

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED FEBRUARY 26, 2011 AND FEBRUARY 27, 2010 – UNAUDITED
(In thousands)

	Three Months Ended
	February 26, 2011	February 27, 2010
Operating activities:
Net loss	$(8,255)	$(1,692)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,465	1,475
Equity in undistributed income of investments and unconsolidated
affiliated companies	(940)	(842)
Provision for restructuring and asset impairment charges	879	-
Lease exit costs	884	-
Provision for lease and loan guarantees	1,282	793
Bad debt and notes receivable valuation charges	6,826	2,715
Gain on mortgage settlement	(436)	-
Realized income from investments	(81)	(2,169)
Other, net	403	198
Changes in operating assets and liabilities
Accounts receivable	370	2,216
Inventories	1,988	3,056
Other current assets	760	2,131
Accounts payable and accrued liabilities	(8,905)	(1,210)
Net cash provided by (used in) operating activities	(3,760)	6,671

Investing activities:
Purchases of property, equipment and real estate	(486)	(485)
Proceeds from sales of property and equipment	26	8
Acquisition of retail licensee stores, net of cash acquired	-	(177)
Proceeds from sales of investments	1,369	7,978
Purchases of investments	(1,369)	(7,728)
Net cash received on licensee notes	40	127
Net cash used in investing activities	(420)	(277)

Financing activities:
Repayments of real estate notes payable	(223)	(1,298)
Issuance of common stock	35	32
Payments on other notes	(362)	(265)
Net cash used in financing activities	(550)	(1,531)
Change in cash and cash equivalents	(4,730)	4,863
Cash and cash equivalents - beginning of period	11,071	23,221

Cash and cash equivalents - end of period	$6,341	$28,084

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 26, 2011
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

For comparative purposes, certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 presentation.

References to “ASC” included hereinafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board as the source of authoritative GAAP.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three months ended February 26, 2011 are not necessarily indicative of results for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 27, 2010.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.  During the fourth quarter of 2008, we established a valuation allowance against substantially all of our deferred tax assets as we were in a cumulative loss position for the preceding three years, which is considered significant negative evidence as to whether our deferred tax assets will be realized.  For the three months ended February 26, 2011 and February 27, 2010, no tax benefits on the losses generated were recorded since we remained in a cumulative loss position. The tax expense for the three months ended February 26, 2011 and February 27, 2010 represents the accrual of income taxes to be paid in certain states and the accrual of penalties and interest associated with certain unrecognized tax benefits.

6 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 26, 2011
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

	Quarter ended
	February 26, 2011	February 27, 2010
Revenue deferred	$1,257	$146
Cost deferred	880	102

The cumulative amount of deferred gross profit is carried in the accompanying balance sheets as a reduction of gross accounts receivable until payment is received.  The reduction of gross accounts receivable related to deferred gross profit was $672 and $494 at February 26, 2011 and November 27, 2010, respectively.

4. Accounts Receivable

Accounts receivable consists of the following:

	February 26, 2011	November 27, 2010
Gross accounts receivable	$35,675	$38,987
Allowance for doubtful accounts	(8,922)	(7,366)
Net accounts receivable	$26,753	$31,621

Activity in the allowance for doubtful accounts was as follows:

Balance, November 27, 2010	$7,366
Additions charged to expense	3,999
Write-offs and other deductions	(2,443)
Balance, February 26, 2011	$8,922

Additions to the reserve charged to expense include $1,812 of bad debt charges recognized in the settlement of receivables owed by a licensee acquired during the three months ended February 26, 2011 (see Note 10).  Substantially all of the write-offs and other deductions during the three months ended February 26, 2011 related to the acquired licensee.

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures.  See Note 14.

7 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

5. Inventories

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method.

Inventories were comprised of the following:

	February 26, 2011	November 27, 2010
Wholesale finished goods	$24,396	$24,934
Work in process	246	244
Raw materials and supplies	5,692	6,100
Retail merchandise	18,887	18,810
Total inventories on first-in, first-out method	49,221	50,088
LIFO adjustment	(6,546)	(6,550)
Reserve for excess and obsolete inventory	(1,725)	(1,728)
	$40,950	$41,810

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance, November 27, 2010	$1,519	$209	$1,728
Additions charged to expense	307	83	390
Write-offs	(280)	(113)	(393)
Balance, February 26, 2011	$1,546	$179	$1,725

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2011 and do not anticipate that our methodology is reasonably likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

8 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

6. Notes Receivable

Our notes receivable consist of the following:

	February 26, 2011	November 27, 2010
Notes receivable	$7,833	$14,914
Allowance for doubtful accounts and
discounts on notes receivable	(2,521)	(6,748)
Notes receivable, net	5,312	8,166
Less: current portion of notes receivable	(645)	(658)
Long term notes receivable	$4,667	$7,508

Our notes receivable, which bear interest at rates ranging from 2% to 6%, consist primarily of amounts due from our licensees from loans made by the Company to help licensees fund their operations.  Approximately 39% and 61% of our notes receivable represent conversions of past due accounts receivable at February 26, 2011 and November 27, 2010, respectively.  At the inception of the note receivable, we determine whether the note bears a market rate of interest. A discount on the note is recorded if we determine that the note bears an interest rate below the market rate.  We amortize the related note discount over the contractual term of the note and cease amortizing the discount to interest income when the present value of expected future cash flows is less than the carrying value of the note.   Interest income on the notes receivable, which is included in other income (loss), net, was as follows:

	Quarter ended
	February 26, 2011	February 27, 2010
Interest income	$41	$126

The initial carrying value of the notes receivable is determined using present value techniques which consider the fair market rate of interest based on the licensee’s risk profile and estimated cash flows to be received. The estimated fair value of our notes receivable portfolio was $5,306 at February 26, 2011 and $8,212 at November 27, 2010.  The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures.  See Note 14.

Substantially all of our notes receivable comprise a single portfolio segment of financing receivables consisting of notes receivable from current and former licensees. These notes receivable are evaluated in three classes – those due from current licensees, those due from former licensees which are secured by real estate, and those due from former licensees which are unsecured. On a quarterly basis we examine these notes receivable for evidence of impairment. With respect to current licensees,  we consider factors such as licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee, licensee sales and any underlying collateral.  Our evaluation of former licensees is primarily based upon payment history and an evaluation of the underlying collateral. After considering these factors, should we believe that all or a portion of the expected cash flows attributable to the note receivable will not be received, we record an impairment charge on the note by estimating future cash flows and discounting them at the effective interest rate.  Any difference between the estimated discounted cash flows and the carrying value of the note is recorded as an increase to the allowance for doubtful accounts.  Notes receivable are charged off if they are deemed to be uncollectible with no recoverable collateral value.

9 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

These notes receivable, as well as our accounts receivable, are generally secured by the filing of security statements in accordance with the Uniform Commercial Code and/or real estate owned by the maker of the note and in some cases, personal guarantees by our licensees.

Activity in the allowance for doubtful accounts and discounts was as follows:

Balance, November 27, 2010	$6,748
Additions charged to expense	2,827
Write-offs and other deductions	(7,042)
Amortization of discounts	(12)
Balance, February 26, 2011	$2,521

Additions charged to expense for the three months ended February 26, 2011 include $663 related to the settlement of notes receivable due from the licensee acquired during the first quarter of 2011 (see Note 10), and $854 related to notes receivable owed by dealers whose licenses were terminated during the quarter.

Our investment in notes receivable and related allowances, disaggregated by class, is as follows at February 26, 2011:

		Allowance for
	Gross	Doubtful Accounts	Notes Receivable
	Notes Receivable	and Discounts	Net

Due from current licensees	$3,451	$(510)	$2,941
Due from former licencess:
Secured by real estate	2,676	(575)	2,101
Unsecured	1,636	(1,436)	200
Other notes	70	-	70

Balance at February 26, 2011	$7,833	$(2,521)	$5,312

Of the notes receivable shown above by class, included therein are impaired notes and related allowances as of February 26, 2011 as follows:

		Allowance for
	Gross	Doubtful Accounts	Notes Receivable
	Notes Receivable	and Discounts	Net

Due from current licensees	$1,794	$(429)	$1,365
Due from former licencess:
Secured by real estate	1,558	(575)	983
Unsecured	1,636	(1,436)	200
Other notes	-	-	-

Balance at February 26, 2011	$4,988	$(2,440)	$2,548

10 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

The aging of our investment in notes receivable by class, based on scheduled principal due dates, is as follows at February 26, 2011:

			30-90 Days	Over 90 Days
	Current		Past Due	Past Due		Total

Due from current licensees	$3,157	(1)	$81	$213		$3,451
Due from former licencess:
Secured by real estate	1,108		10	1,558	(2)	2,676
Unsecured	-		-	1,636	(2)	1,636
Other notes	70		-	-		70

Balance at February 26, 2011	$4,335		$91	$3,407		$7,833

(1) Current balance includes principal of $2,305 on notes which currently require payments of interest only.
(2) Balance over 90 days past due represents notes in default.

A significant indicator of credit quality by which we evaluate our financing receivables from current licensees is the ratio of cash received on trade receivables to the wholesale value of merchandise shipped to the licensees during the period.  For the quarter ended February 26, 2011, the ratio of cash to shipments for current licensees from which we have notes receivable was 95% for the class as a whole, with the ratio for individual licensees within the class ranging from 82% to 103%. Generally, a ratio of less than 100% but greater than 90% indicates low to moderate credit risk.

7. Unconsolidated Affiliated Companies

The International Home Furnishings Center (“IHFC”) owns and leases out floor space in a showroom facility in High Point, North Carolina. We owned 46.85% of IHFC at February 26, 2011 and November 27, 2010, and accounted for the investment using the equity method since we do not maintain operating control of IHFC. Our investment reflects a credit balance of $6,447 and $7,356 at February 26, 2011 and November 27, 2010, respectively, which is reflected in the liabilities section in the accompanying condensed consolidated balance sheets as “distributions in excess of affiliate earnings”. This negative book value resulted from IHFC’s previous refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners.  We recorded income from IHFC of $909 and $886 for the three months ended February 26, 2011 and February 27, 2010, respectively, which is included in other income (loss), net in our condensed consolidated statements of operations and retained earnings. No dividends were received from IHFC in either period.

Summarized unaudited income statement information for IHFC for its first three months of fiscal 2011 and 2010, respectively, is as follows:

	2011	2010
Revenue	$8,447	$8,431
Operating income	5,303	5,321
Net income	1,941	1,891

On February 25, 2011, we and the other shareholders of IHFC entered into an agreement to sell our collective interests in IHFC to IHFC Acquisition Company LLC (the “Purchaser”). Closing of the transaction, which is subject to customary terms and conditions, is expected to occur on or before April 29, 2011. Pretax proceeds from the transaction payable to us are expected to be in the range of $73,000 to $75,000 at the time of closing.  As of the end of fiscal 2010, we had net operating loss carryforwards of $18,108 that can be utilized to offset the taxes on the gain.  In addition, the Purchaser would place $15,000 (of which Basset’s portion is $7,028) in escrow at closing to cover various contingencies with unused portions of such to be released to Bassett and the other shareholders over a three year period. In the event that the closing conditions are satisfied but the Purchaser fails to close, we should receive approximately $2,300 in liquidated damages.

11 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

In addition to our investment in IHFC, we have a 49% ownership interest in Zenith Freight Lines, LLC (“Zenith”), which hauls freight and warehouses inventory for the Company.  We recorded income (loss) from Zenith of $31 and $(18) for the three months ended February 26, 2011 and February 27, 2010, respectively, which is included in other income (loss), net in our condensed consolidated statements of operations and retained earnings. No dividends were received from Zenith in either period.

8. Real Estate Notes Payable and Revolving Credit Facility

Certain of our retail real estate properties have been financed through commercial mortgages with interest rates ranging from 6.73% to 8.28%. These mortgages are collateralized by the respective properties with net book values totaling approximately $21,600 and $21,721 at February 26, 2011 and November 27, 2010, respectively. The current portion of these mortgages, $8,891 and $9,521 as of February 26, 2011 and November 27, 2010, respectively, has been included as a current liability in the accompanying condensed consolidated balance sheets. The long-term portion, $4,267 and $4,295 as of February 26, 2011 and November 27, 2010, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets.  At the end of the first quarter of 2011, we entered Discounted Payoff Agreements (“DPOs”) with the lenders on two of these mortgages which were to have come due February 28, 2011. Under the terms of the DPOs the remaining balance owed was reduced, resulting in a $436 gain on the settlement of these mortgages, which is included in other income (loss), net in our condensed consolidated statements of operations and retained earnings. Also, one mortgage with a balance owed of $2,463, which came due on February 1, 2011, remained outstanding as of February 26, 2011 under a forbearance agreement with the lender while we negotiate a final payoff amount.

The fair value of these mortgages was $12,858 and $13,556 at February 26, 2011 and November 27, 2010, respectively.  In determining the fair value the Company utilized current market interest rates for similar instruments.  The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

Our revolving credit facility (as amended on October 6, 2009) contains, among other provisions, a minimum required level of Tangible Net Worth, as defined in the credit agreement, of $90,000. It also provides for a variable interest rate of LIBOR plus 2.75% with a 4.25% minimum rate, and allows borrowings of up to $30,000 subject to the limitations of a borrowing base calculation as set forth in the credit agreement. Borrowings under the facility, which were $-0- at February 26, 2011 and November 27, 2010, are secured by a pledge of certain of our marketable securities and substantially all of our receivables and inventories. At February 26, 2011, we have approximately $24,421 available for borrowing under the facility, after deducting amounts for outstanding letters of credit in the amount of $3,321 and guarantees under the licensee loan program of $2,258.  In addition, to the extent the value of our marketable securities falls below $16,000, our Borrowing Base, as defined, is decreased by 125% of the difference between $16,000 and the actual value of those securities. The facility, which was to have expired on November 30, 2010, has been extended under its existing terms to June 3, 2011. Because the facility bears interest at a variable rate which fluctuates with credit market conditions, the fair value of this obligation is considered to be approximately equal to its carrying amount. The inputs into this fair value estimate reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. See Note 14.

12 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

9. Comprehensive Income

The following table provides a summary of total comprehensive income (loss):

	Quarter ended
	February 26, 2011	February 27, 2010
Net loss	$(8,255)	$(1,692)

Other comprehensive income (loss):
Net change in unrealized holding gains & losses	(79)	(1,963)
Amortization associated with SERP Plan	6	6

Total comprehensive loss	$(8,328)	$(3,649)

The following table provides a summary of the changes in accumulated other comprehensive income (loss):

Balance at November 27, 2010	$(427)
Net change in unrealized holding gains & losses	(79)
Amortization associated with SERP Plan	6

Balance at February 26, 2010	$(500)

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

During the three months ended February 26, 2011, we acquired three retail stores operated by a licensee in Virginia. These stores were acquired pursuant to a strict foreclosure and settlement agreement on the underlying assets subject to the terms of our security agreement with the licensee.  During the three months ended February 27, 2010, we acquired seven retail stores operated by five licensees in Maryland, Missouri, Illinois, New York, Alabama, and Mississippi. Five stores were acquired pursuant to foreclosure on the underlying assets subject to the terms of our security agreements with the licensees.  Two stores were acquired from licensees following their requests for a buyout.

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

13 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

Remaining receivables not foreclosed upon were given as consideration in exchange for net assets acquired. As a result of these settlements, we recognized the following charges:

	Quarter Ended
	February 26, 2011	February 27, 2010
Bad debt expense & notes receivable
valuation charges	$2,475	$1,904
Loan & lease guarantee expense*	421	161

Total charges	$2,896	$2,065

*Included in other income (loss), net in the condensed consolidated statements of operations and retained earnings.

The following table summarizes the net assets acquired and consideration given in the store acquisitions:

	Quarter Ended
	February 26, 2011	February 27, 2010
Net assets acquired:
Inventory	$1,128	$1,743
Property & equipment/other	522	1,650
Customer deposits and other
accrued expenses	(1,150)	(1,692)

Total net assets acquired	$500	$1,701

Consideration given:
Accounts receivable	$500	$1,524
Cash	-	177

Total consideration	$500	$1,701

The assets acquired and liabilities assumed were measured at fair value in accordance with ASC 805.  Acquired inventory is valued at expected retail sales price less an allowance for direct selling costs and profit thereon. Acquired property & equipment are valued based upon our estimate of replacement cost less an allowance for age and condition at the time of acquisition.  Customer deposits and accrued expenses are expected to be settled at face value within a short period following acquisition; therefore, face value is assumed to approximate fair value. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. See Note 14.

Due to the level of settlements involved with these acquisitions and the related losses recognized, no goodwill was recognized in these store acquisitions.  The pro forma impact of the acquisitions on current and prior periods is not presented as we believe it is impractical to do so. We were not able to compile what we believed to be complete, accurate and reliable accounting information to use as a basis for pro forma presentations without an unreasonable effort.  Net sales and operating losses generated by these stores subsequent to their acquisition were as follows:

	Quarter Ended
	February 26, 2011	February 27, 2010
Net sales	$367	$1,526
Operating losses	9	369

14 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

Subsequent to February 26, 2011, we acquired the operations of one retail store from a licensee in Las Vegas, Nevada. This acquisition was funded through the exchange of existing accounts receivable for net assets acquired of approximately $322. We do not expect to incur any charges against earnings in the second quarter of 2011 in connection with this acquisition.

11. Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores.  We had obligations of $75,334 and $80,324 at February 26, 2011 and November 27, 2010, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators.  Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $5,360 and $5,856 at February 26, 2011 and November 27, 2010, respectively.

We have also guaranteed loans to certain of our licensees to finance initial inventory packages and other operating requirements for those stores. These loans generally have three year terms.  The total contingent liabilities with respect to these loan guarantees as of February 26, 2011 and November 27, 2010 were $1,029 and $2,296, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease and loan guarantees (an estimate of the cost to the Company to perform on these guarantees) at February 26, 2011 and November 27, 2010 was $2,387 and $2,304, respectively, and is recorded in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

12.  Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives.  The liability for this plan was $8,807 and $8,866 as of February 26, 2011 and November 27, 2010, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	February 26, 2011	November 27, 2010
Other accrued liabilities	$846	$846
Post employment benefit obligations	7,961	8,020

Total pension liability	$8,807	$8,866

15 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

Components of net periodic pension costs are as follows:

	Quarter Ended
	February 26, 2011	February 27, 2010
Service cost	$12	$11
Interest cost	105	106
Amortization of transition obligation	11	11

Net periodic pension cost	$128	$128

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $83 and $102 for the quarters ended February 26, 2011 and February 27, 2010, respectively.  Our liability under this plan was $2,926 and $2,985 as of February 26, 2011 and November 27, 2010, respectively, and is reflected in post employment benefit obligations.

13. Earnings Per Share

The following reconciles basic and diluted loss per share:

	Net Loss	Weighted Average Shares	Net Loss Per Share
For the quarter ended February 26, 2011:

Basic loss per share	$(8,255)	11,504,452	$(0.72)
Add effect of dilutive securities:
Options and restricted shares*	-	-	-
Diluted loss per share	$(8,255)	11,504,452	$(0.72)

For the quarter ended February 27, 2010:

Basic loss per share	$(1,692)	11,415,568	$(0.15)
Add effect of dilutive securities:
Options and restricted shares *	-	-	-
Diluted loss per share	$(1,692)	11,415,568	$(0.15)

* Due to the net loss, the potentially dilutive securities would have been anti-dilutive and are therefore excluded.

Options to purchase 1,009,514 and 1,047,638 shares of common stock at February 26, 2011 and February 27, 2010, respectively, were excluded from the computation as their effect is anti-dilutive.

16 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

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

Our investments consist of our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”) with a value of $831 and a portfolio of marketable securities with a value of $14,281 at February 26, 2011.  At November 27, 2010, our investments included our investment in Fortress of $832 and $14,279 in our marketable securities portfolio.  Collectively, these are included in investments in the accompanying condensed consolidated balance sheets.

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

We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income.  We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.

Although we have the ability to buy and sell the individual marketable securities, we are required to maintain a certain dollar amount in those brokerage accounts subject to the Securities Account Control Agreement as part of the revolving credit facility (see Note 8).

As of February 26, 2011, available-for-sale securities consisted of the following:

	Cost	Gross Unrealized		Market
	Basis	Gains	Losses	Value

Money market shares	$11,787	$-	$-	$11,787
Bond mutual fund shares	1,175	174	-	1,349
Government agency obligations	591	23	-	614
US Treasury obligations	528	5	(2)	531

	$14,081	$202	$(2)	$14,281

17 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

As of November 27, 2010, available-for-sale securities consisted of the following:

	Cost	Gross Unrealized		Market
	Basis	Gains	Losses	Value

Money market shares	$11,368	$-	$-	$11,368
Bond mutual fund shares	990	224	-	1,214
Government agency obligations	761	45	-	806
US Treasury obligations	876	15	-	891

	$13,995	$284	$-	$14,279

The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income.  Realized earnings were $81 and $2,169 for the three months ended February 26, 2011 and February 27, 2010, respectively. Realized earnings for the three months ended February 26, 2011 include $27 of gains previously recorded in other comprehensive income. Realized earnings for the three months ended February 27, 2010 include $1,913 of gains and $21 of losses previously recorded in other comprehensive income. These amounts are recorded in other income (loss), net in our condensed consolidated statements of operations and retained earnings.  Of the $1,145 in fixed income securities, $550 matures in less than five years with the remainder being long-term and maturing in greater than 20 years.

In accordance with ASC Topic 320, Investments – Debt and Equity Securities, we review our marketable securities to determine whether a decline in the fair value of a security below the cost basis is other than temporary.   Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss.    No losses for other than temporary impairments were recognized during the three months ended February 26, 2011 and February 27, 2010.

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

Our investment in Fortress is valued at fair value primarily based on the net asset values which are determined by the fund manager, less a discount for illiquidity.

Fortress is in the process of liquidating all of its underlying investments to wind down the fund.  Once fully liquidated, which is not expected in the near term, we will be paid our pro rata share of the proceeds.  We will continue to monitor the progress of the fund liquidation and adjust our valuation as necessary.

18 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

The fair values of our marketable securities and our investment in Fortress based on the level of inputs are summarized below:

	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities	$14,281	$-	$-	$14,281
Investment in Fortress	-	-	831	831

Total Assets	$14,281	$-	$831	$15,112

There have been no material changes to the assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the three months ended February 26, 2011.

The carrying values and approximate fair values of certain financial instruments were as follows:

	February 26, 2011		November 27, 2010
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Assets:
Cash and cash equivalents	$6,341	$6,341	$11,071	$11,071
Accounts receivable, net	26,753	26,753	31,621	31,621
Notes receivable, net	5,312	5,306	8,166	8,212
Investments	15,112	15,112	15,111	15,111

Liabilities:
Accounts payable	$16,303	16,303	$24,893	$24,893
Real estate notes payable	13,158	12,858	13,816	13,556
Lease/loan guarantee reserves	2,387	2,387	2,304	2,304

15. Restructuring, Asset Impairment, and other charges

During the three months ended February 26, 2011, we recorded non-cash asset impairment charges of $879 for the write-off of leasehold improvements and other assets due to the closure of five retail locations in Bear, Delaware, Bel Air, Maryland, Carol Stream, Illinois, Frederick, Maryland, and Spanish Fort, Alabama.

During the three months ended February 26, 2011, we recorded non-cash charges of $884 for lease exit costs associated with the closure of the Bel Air and Frederick, Maryland stores as well as a previously closed location in Lewisville, Texas. The following table summarizes the activity related to our accrued lease exit costs:

Balance at November 27, 2010	$2,847

Provisions associated with retail store closures	884
Provisions made to adjust previous estimates	337
Payments on unexpired leases	(355)
Accretion of interest on obligations	22

Balance at February 26, 2011	$3,735

Current portion included in other accrued liabilities	$2,596
Long-term portion included in other long-term liabilities	1,139
$3,735

19 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 26, 2011
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

In July 2010, the FASB issued ASU No. 2010-20, which updates the guidance in ASC Topic 310, Receivables, related to disclosures about the credit quality of financing receivables and the allowance for credit losses.  The new disclosures will require disaggregated information related to financing receivables and will include for each class of financing receivables, among other things: a rollforward for the allowance for credit losses, credit quality information, impaired loan information, modification information, non-accrual and past-due information.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  In January 2011, ASU No. 2011-01 delayed the effective date for certain requirements of ASU 2010-20 regarding disclosures about troubled debt restructurings until guidance can be issued as to what constitutes a troubled debt restructuring. Accordingly, we have implemented the guidance for period-end disclosures effective as of the end of our first quarter of fiscal 2011 (see Note 6), with the guidance for period activity disclosures to be implemented during our second quarter of fiscal 2011. The adoption of this guidance has not had and is not expected to have a material impact on our financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-28, which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other. The amendments in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in ASU 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance will become effective for us at the beginning of our second quarter of fiscal 2011.  The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

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

20 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 26, 2011
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

21 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended
	February 26, 2011	February 27, 2010
Net Sales
Wholesale	$45,969	$40,306
Retail	36,980	27,037
Inter-company elimination	(18,685)	(14,452)
Consolidated	$64,264	$52,891

Income (loss) from Operations
Wholesale	$(3,891)	$(965)
Retail	(1,792)	(1,608)
Inter-company elimination	197	(299)
Restructuring and asset impairment charges	(879)	-
Lease exit costs	(884)	-
Consolidated	$(7,249)	$(2,872)

Depreciation and Amortization
Wholesale	$340	$462
Retail	854	717
Investments/real estate	271	296
Consolidated	$1,465	$1,475

Capital Expenditures
Wholesale	$62	$72
Retail	424	413
Consolidated	$486	$485

	As of	As of
Identifiable Assets	February 26, 2011	November 27, 2010
Wholesale	$82,193	$95,957
Retail	57,202	58,736
Investments/real estate	42,296	42,624
Consolidated	$181,691	$197,317

22 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the Company’s products and services, industry outlook, and business trends.

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our” or the “Company”), based in Bassett, Virginia, is a leading vertically integrated manufacturer, importer and retailer of high quality, mid-priced home furnishings. With 96 Bassett Home Furnishings and Bassett Furniture Direct stores, we have leveraged our strong brand name in furniture into a network of licensed and corporate stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits, and perfectly coordinated decorating accessories.  We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor.

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

Our store network included 51 licensee-owned stores and 45 Company-owned and operated stores at February 26, 2011.  During the three months ended February 26, 2011, we acquired three licensee stores in Virginia, and we closed five underperforming Company-owned stores located in Spanish Fort, Alabama, Frederick, Maryland, Bel Air, Maryland,  Bear, Delaware and Carol Stream, Illinois.  These closures resulted in charges of $879 and $436 for asset impairment and lease exit costs, respectively, during the first quarter of 2011.  We also recorded an additional $448 in lease exit charges for a previously closed store due to the likelihood of a buyout of the remaining obligations.  In addition, during the first quarter of 2011, we terminated the Bassett license for two licensees which operated three stores. Although still in operation at February 26, 2011, these three stores have commenced store liquidation sales and are expected to close during the second quarter of 2011. As a result of these licensee terminations, we incurred loan guarantee charges of $412 during the first quarter of 2011. Other store closures are possible during the remainder of 2011 that could result in lease exit charges or increases in our lease and loan guarantee reserves.

The following table summarizes the changes in store count during the three months ended February 26, 2011:

	November 27, 2010	Openings	Closed	Transfers	February 26, 2011
Licensee-owned stores	54	-	-	(3)	51
Company-owned stores	47	-	(5)	3	45

Total	101	-	(5)	-	96

23 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

Our wholesale operations include an upholstery complex in Newton, North Carolina that produces a wide range of upholstered furniture.  We believe that we are an industry leader with our quick-ship custom upholstery offerings.  We also operate a custom dining manufacturing facility in Martinsville, Va.  Most of our wood furniture and certain of our upholstery offerings are sourced from several foreign plants, primarily in China and Vietnam.  We define imported product as fully finished product that is sourced internationally. For the first quarter of 2011, approximately 57% of our wholesale sales were of imported product compared to 54% for the first quarter of 2010.

Overall conditions for our industry and our Company have been difficult over the past several years although we have seen some slight improvement during the last six months. Nevertheless, we have continued to face significant economic pressures as new housing starts remain down and consumers continue to be faced with general economic uncertainty fueled by continuing high unemployment.  These conditions have significantly limited the resumption of growth for “big ticket” consumer purchases such as furniture. Consequently, this has put pressure on certain of our dealers’ ability to generate adequate profits to fully pay us for the furniture we have sold to them.  As a result, we have continued to incur significant bad debt and notes receivable valuation charges during 2010 and into 2011. For the first three months of 2011, we recorded $6,826 in bad debt and notes receivable valuation charges compared to $2,715 for the first three months of 2010.  Although management will continue to work closely with our licensees to ensure the success of both the licensee and Bassett, further store closures are possible during the remainder of 2011 and beyond that could result in lease exit charges or increases in our lease and loan guarantee reserves. We also may increase the number of Company-owned stores during the remainder of 2011, primarily through acquisitions of certain licensee-owned stores as well as a limited number of new store openings in selected markets.

Maintaining a strong balance sheet is a stated management goal and is vital to our retail strategy. The store program entails key business risks, including the realization of receivables and the coverage of both direct and contingent liabilities primarily associated with retail real estate. We have established decision criteria and business disciplines aimed at minimizing potential losses from these risks.

Given the difficult and somewhat unprecedented environment, we have taken several important actions which have improved our results and liquidity. These include:

•	Aggressively working with certain licensees to take over or close those stores that are underperforming, resulting in reduced exposure in our accounts receivable.

•
Optimizing our inventory levels to improve working capital and cash flow while striving to attain satisfactory service levels to our retail distribution channels, including both Company-owned stores and licensees. Inventory reductions added significantly to operating cash flow through the second quarter of 2010. We increased our investment in inventory during the third quarter of 2010 by $7.3 million in order to improve service levels. Inventory levels have remained stable through the fourth quarter of 2010 and the first quarter of 2011.

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

24 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

Results of Operations – Quarter ended February 26, 2011 compared with quarter ended February 27, 2010:

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating loss were as follows for the periods ended February 26, 2011 and February 27, 2010:

	Quarter Ended
	February 26, 2011		February 27, 2010

Net sales	$64,264	100.0%	$52,891	100.0%
Gross profit	31,848	49.6%	25,743	48.7%
SG&A expense	30,508	47.5%	25,900	49.0%
Bad debt and notes receivable
valuation charges	6,826	10.6%	2,715	5.1%
Restructuring and impairment	1,763	2.7%	-	0.0%

Loss from operations	$(7,249)	-11.2%	$(2,872)	-5.4%

On a consolidated basis, we reported net sales for the first quarter of 2011 of $64,264, an increase of $11,373, or 21.5% from sales levels attained in the first quarter of 2010. Consolidated gross profit margin increases over the prior year of 0.9 points as a percentage of net sales for the three months ended February 26, 2011, were primarily attributable to the retail segment’s increased share of the overall sales mix, partially offset by lower product margins in the retail segment.  Consolidated SG&A expense increases over the prior year of $4,608 for the three months ended February 26, 2011 are primarily attributable to the increase in the number of retail stores.  SG&A expense as a percentage of net sales declined 1.5 points due to percentage reductions in both our wholesale and retail segments.

Restructuring and Impairment

The results for the three months ended February 26, 2011 included non-cash asset impairment charges of $879 for the write-off of leasehold improvements and other assets due to the closure of five retail locations in Bear, Delaware, Bel Air, Maryland, Carol Stream, Illinois, Frederick, Maryland, and Spanish Fort, Alabama.  We also recorded non-cash charges of $884 for lease exit costs associated with the closure of the Bel Air and Frederick, Maryland stores as well as a previously closed location in Lewisville, Texas.

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

25 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

Retail – Company-owned Stores.  Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities (including real estate) and capital expenditures directly related to these stores.

Investments and Real Estate. Our investments and real estate segment consists of our investments in marketable securities, our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”), equity investments in IHFC and Zenith, and retail real estate related to licensee stores. Although this segment does not have operating earnings, income from the segment is included in other income (loss), net, in our condensed consolidated statements of income and retained earnings.

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

Results for the wholesale segment for the three months ended February 26, 2011 and February 27, 2010 are as follows:

	Quarter Ended
	February 26, 2011		February 27, 2010

Net sales	$45,969	100.0%	$40,306	100.0%
Gross profit	14,650	31.9%	12,846	31.9%
SG&A expense	11,715	25.5%	11,105	27.6%
Bad debt and notes receivable
valuation charges	6,826	14.8%	2,706	6.7%

Loss from operations	$(3,891)	-8.4%	$(965)	-2.4%

Quarterly Analysis of Results - Wholesale

Net sales for the wholesale segment were $45,969 for the first quarter of 2011 as compared to $40,306 for the first quarter of 2010, an increase of 14.1%.  This increase is due primarily to a 9.4% improvement in wholesale orders as compared to the first quarter of 2010 reflecting increased sales to the traditional business and comparable store sales increases in the overall dedicated-store network. Approximately 57% of wholesale shipments during the first quarter of 2011 were imported products compared to approximately 54% for the first quarter of 2010.  Gross margins for the wholesale segment were 31.9% for both the first quarter of 2011 and 2010.  Wholesale SG&A expense, excluding bad debt and notes receivable valuation charges, increased $610, or 5.5%, for the first quarter of 2011 as compared to 2010, however as a percentage of sales SG&A expense decreased 2.1 percentage points from the first quarter of 2010 to 25.5%.  This decrease is due to continued cost containment efforts as well as greater leverage of fixed SG&A costs from higher volume. We recorded $6,826 of bad debt and notes receivable valuation charges for the first quarter of 2011 as compared to $2,706 for the first quarter of 2010.  This increase reflects a more aggressive strategy for dealing with licensees who are having difficulty in meeting their obligations to the Company.

Wholesale shipments by type:	Quarter Ended
	February 26, 2011		February 27, 2010

Wood	$20,250	44.1%	$18,861	46.8%
Upholstery	25,419	55.3%	21,067	52.3%
Other	300	0.6%	378	0.9%
Total	$45,969	100.0%	$40,306	100.0%

26 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $11,034 at February 26, 2011 as compared with $12,599 at February 27, 2010.

Retail Segment – Company-Owned Retail Stores

Results for the retail segment for the three months ended February 26, 2011 and February 27, 2010 are as follows:

	Quarter Ended
	February 26, 2011		February 27, 2010

Net sales	$36,980	100.0%	$27,037	100.0%
Gross profit	17,136	46.3%	13,565	50.2%
SG&A expense	18,928	51.3%	15,173	56.1%
Loss from operations	$(1,792)	-4.8%	$(1,608)	-5.9%

Results for comparable stores* (32 stores for the quarters ended February 26, 2011 and February 27, 2010) are as follows:

	Quarter Ended
	February 26, 2011		February 27, 2010

Net sales	$24,276	100.0%	$22,690	100.0%
Gross profit	11,821	48.7%	11,548	50.9%
SG&A expense	12,873	53.0%	12,502	55.1%
Loss from operations	$(1,052)	-4.3%	$(954)	-4.2%

* “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended
	February 26, 2011		February 27, 2010

Net sales	$12,704	100.0%	$4,347	100.0%
Gross profit	5,315	41.8%	2,017	46.4%
SG&A expense	6,055	47.7%	2,671	61.3%
Loss from operations	$(740)	-5.8%	$(654)	-15.0%

Quarterly Analysis of Results - Retail

Our Company-owned store network had sales of $36,980 in the first quarter of 2011 as compared to $27,037 in the first quarter of 2010, an increase of 36.8%.  The increase was comprised of a $8,357 increase primarily from additional Company-owned stores, and a $1,586, or 7.0% increase in comparable store sales. While we do not recognize sales until goods are delivered to the customer, we track written sales (the dollar value of sales orders taken, rather than delivered) as a key store performance indicator.  Written sales for comparable stores during the first quarter of 2011 decreased by 3.2% from the first quarter of 2010.  This decrease was primarily due to a change in the timing of certain promotional activity which resulted in increased written sales for the month of March 2011.

27 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

Gross margins for the quarter decreased 3.9 percentage points to 46.3% as compared to the first quarter of 2010 due primarily to lower margins from the store liquidation sales at the five stores closed, as well as lower margins from comparable stores.  SG&A expense increased $3,755 from the first quarter of 2010, primarily due to increased store count. On a comparable store basis, gross margins decreased 2.2 percentage points to 48.7% and SG&A as a percentage of sales decreased 2.1 percentage points to 53.0% for the first quarter of 2011 as compared with the first quarter of 2010. Operating losses for the comparable stores increased by $98 to $1,052.  In all other stores, the operating loss was $740 or 5.8% of sales.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet shipped to customers, was as follows:

	February 26, 2011	February 27, 2010

Total retail backlog	$15,447	$13,219
Less backlog from closed stores	950	-
Backlog from open stores	$14,497	$13,219
Backlog per open store	$322	$307

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

Investment and Real Estate Segment and Other Items Affecting Net Loss

Our investments and real estate segment consists of our investments (marketable securities and Fortress), distributions in excess of affiliate earnings and retail real estate related to licensee-owned stores. Although this segment does not have operating earnings, income (loss) from the segment is included in other income (loss), net in our condensed consolidated statements of operations and retained earnings. Our equity investment in IHFC is not included in the identifiable assets of this segment since it has a negative book value and is therefore included in the long term liabilities section of our condensed consolidated balance sheet.

Other income and expense items for the three months ended February 26, 2011 and February 27, 2010, are as follows:

	Quarter Ended
	February 26, 2011	February 27, 2010

Income from marketable securities	$81	$2,169
Income from unconsolidated affiliated
companies, net	940	868
Interest expense	(567)	(911)
Loan and lease guarantee expense	(1,282)	(793)
Real estate expense, net	(143)	(126)
Other	12	21

Other income (loss), net	$(959)	$1,228

28 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

Our marketable securities portfolio consists of money market funds and fixed income securities with maturities that range from one to twenty years.

Historically, our marketable securities have been held by two different money managers and consisted of a combination of equity and fixed income securities, including money market funds.  During the second quarter of 2009, we liquidated our equity holdings with one of the managers and reinvested the proceeds in various money market funds, individual bonds and bond funds.  During the first quarter of 2010, we liquidated the equity holdings with the other manager and reinvested those funds in money market accounts.  As a result, we recognized gains of $2,169 during the three months ended February 27, 2010, which included $1,963 of gains previously recorded in other comprehensive income.  For the three months ended February 26, 2011, we recognized gains and other investment income from our marketable securities in the amount of $81, which included $27 of gains previously recorded in other comprehensive income.

We review our marketable securities to determine whether a decline in the fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to recording an unrealized holding loss in other comprehensive income. No losses for other than temporary impairments were recognized during the quarters ended February 26, 2011 or February 27, 2010.

Income from unconsolidated affiliated companies, net includes income from our investment in IHFC as well as income from our investment in Zenith. We recognized income (loss) from IHFC and Zenith as follows:

	Quarter Ended
	February 26, 2011	February 27, 2010
IHFC	$909	$886
Zenith	31	(18)

Loan and lease guarantee expense consists of adjustments to our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. We recognized expense of $1,282 for the quarter ended February 26, 2011 compared to expense of $793 for the comparable 2010 period to reflect the additional risk that we may have to assume the underlying obligations with respect to our guarantees.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.  During the fourth quarter of 2008, we established a valuation allowance against substantially all of our deferred tax assets as we were in a cumulative loss position for the preceding three years, which is considered significant negative evidence as to whether our deferred tax assets will be realized.  For the three months ended February 26, 2011 and the three months ended February 27, 2010, no tax benefits on the losses generated were recorded since we remained in a cumulative loss position. The tax expense of $47 and $48 for the three months ended February 26, 2011 and February 27, 2010, respectively, represents the accrual of income taxes to be paid in certain states and the accrual of penalties and interest associated with certain unrecognized tax benefits.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather the current difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail growth strategies.

Due to the continued housing slump and deterioration in the major financial markets and the overall recessionary economic environment, consumer spending has decreased, resulting in significant financial losses for us and damaging the ability of certain of our licensees to generate sufficient cash flow in their businesses.  During fiscal 2009, we implemented measures to reduce operating expenses and improve working capital to enhance our cash flow, and have continued to carefully manage our cost structure and working capital throughout fiscal 2010 into the first quarter of fiscal 2011.

29 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

Cash Flows

Cash used in operations for the first quarter of 2011 was $3,760 as compared with cash provided by operations of $6,671 for the first quarter of 2010, a decline in operating cash flow of $10,431. This decrease is primarily attributable to settlement of accounts payable during the first quarter of 2011 related to our build-up of inventory during the second half of 2010.  In addition, funds received from the Continued Dumping and Subsidy Offset Act (“CDSOA”) in the first quarter of 2011 were $488 as compared to $1,627 of CDSOA funds received in the first quarter of 2010.

Our overall cash position decreased for the three months ended February 26, 2011 by $4,730, primarily due to our operational cash outflow of $3,760, cash used for investing activities of $420, and cash used for financing activities of $550. Cash used for investing activities consisted of $486 in fixed asset additions, largely for improvements to certain of our Company-owned retail stores, partially offset by proceeds from fixed asset disposals and collections on notes due from licensees. Cash used in financing activities during the first three months of 2011 consisted primarily of payments on our mortgages and other notes payable of $585. In addition to the $6,341 of cash on-hand, we have investments of $15,112 consisting of $14,281 in bond and money market funds and individual debt securities and $831 in Fortress. With the current level of cash on-hand coupled with the investment holdings and availability on the revolver, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Receivables and Inventory

Cash collections on our accounts and notes receivable have a significant impact on our overall liquidity. While our cash flow from operations during fiscal 2009 was adversely affected by an increase in accounts receivable before reserves due to the continued difficult environment at retail resulting in lower cash collections, this trend eased somewhat during 2010. However, cash collections during the third quarter of 2010 were adversely affected by delayed shipments due to stock outages. Shipments improved significantly during the fourth quarter, and we had begun to see the expected resulting improvement in collections from our customers by the end of the year and into the first quarter of 2011.

Our percentage of accounts receivable that are over 90 days past due has decreased from approximately 23% at November 27, 2010 to approximately 21% at February 26, 2011.  We recorded $6,826 of bad debt and notes receivable valuation charges during the first three months of 2011 as compared to $2,715 during the first three months of 2010.  This increase reflects a more aggressive strategy for dealing with licensees who are having difficulty in meeting their obligations to the Company.

In response to slow collections from certain of our licensees, those licensees have been placed on a temporary “cash before delivery” program for current orders that is designed to prevent any additional increase in the accounts receivable exposure.  We expect the rate of cash collections to continue increasing as the recessionary environment subsides such that our total receivables will begin to decrease.

30 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

The following table reflects our accounts receivable and notes receivable and related bad debt reserves:

	February 26, 2011	November 27, 2010

Gross accounts receivable	$35,675	$38,987
Allowance for doubtful accounts	(8,922)	(7,366)
Net accounts receivable	$26,753	$31,621

Gross notes receivable	$7,833	$14,914
Allowance for doubtful accounts
and discounts on notes receivable	(2,521)	(6,748)
Net notes receivable	$5,312	$8,166

Our accounts and notes receivable reserve and notes discount activity for the three months ended February 26, 2011 is as follows:

	Accounts	Notes
	Receivable	Receivable	Total

Balance at November 27, 2010	$7,366	$6,748	$14,114
Bad debt and notes receivable valuation charges	3,999	2,827	6,826
Write-offs and other deductions	(2,443)	(7,042)	(9,485)
Discount amortization	-	(12)	(12)
Balance at February 26, 2011	$8,922	$2,521	$11,443

Our licensee review committee (“LRC”) consists of our CEO, CAO, Senior VP of Retail, VP of Licensed Retail, General Counsel, and Corporate Director of Credit. The LRC meets frequently to review licensee performance, typically reviewing a wide-range of licensee related issues, including licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee and its sales. Should a licensee have substantial past due amounts due to us, but is otherwise considered viable and likely to continue as a going concern, the LRC has, in the past,  decided to move all or a portion of the licensee’s past due accounts receivable to a note receivable. We believed that the note receivable allowed the licensee to focus on keeping current and future amounts current, while continuing to meet its financial obligations to us.  Due to continued liquidity issues with certain of our licensees, we no longer believe this to be a prudent strategy and do not plan to convert additional past due receivables into long-term interest bearing notes in the foreseeable future.

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

Our investment in inventory affects our liquidity in several ways. First, cash paid for raw materials, labor, and factory overhead for the manufacture or assembly of our domestic inventories is typically paid out well in advance of receiving cash from the sale of these inventories. Payments for our imported inventories are funded much further in advance of receiving cash from the sale of these inventories as compared to our domestically manufactured or assembled inventories.  The length of our import supply chain necessitates complex forecasting of future demand levels and is highly judgmental.  In economic downturns, the speed at which we can respond to decreasing demand is slowed, as we may have imported inventory in-transit or being manufactured at any given time.  In addition, we may also have inventory commitments under purchase orders that have not begun the manufacturing process.  Consequently, as inventories build temporarily during downturns or as we near new product roll-outs, our liquidity is reduced as we have more cash invested in our products. Second, the availability under our revolving credit facility is impacted by changes in our inventory balances.  Lastly, if we fail to respond to changes in consumer tastes quickly enough, inventories may build and decrease our liquidity.

31 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

Our inventories consist of the following:

	February 26, 2011	November 27, 2010
Wholesale finished goods	$24,396	$24,934
Work in process	246	244
Raw materials and supplies	5,692	6,100
Retail merchandise	18,887	18,810
Total inventories on first-in, first-out method	49,221	50,088
LIFO adjustment	(6,546)	(6,550)
Reserve for excess and obsolete inventory	(1,725)	(1,728)
	$40,950	$41,810

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance, November 27, 2010	$1,519	$209	$1,728
Additions charged to expense	307	83	390
Write-offs	(280)	(113)	(393)
Balance, February 26, 2011	$1,546	$179	$1,725

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in the first quarter of 2011 and do not anticipate that our methodology is reasonably likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

We currently have no borrowings outstanding on our revolving credit facility with $24,421 of availability after deducting amounts for outstanding letters of credit and guarantees under the licensee loan program. The revolving credit facility contains, among other provisions, certain defined financial covenants including a minimum level of Tangible Net Worth, as defined in the credit agreement. The facility allows borrowings of up to $30,000, has a variable interest rate of LIBOR plus 2.75% with a 4.25% minimum rate (4.25% on February 26, 2011) and carries a Tangible Net Worth requirement at a minimum of $90,000. At February 26, 2011, our Tangible Net Worth was $97,667. Borrowings under the facility are secured by a pledge of certain marketable securities and substantially all of our receivables and inventories. Our Borrowing Base, as defined, is a function of the levels of our accounts receivable, inventory, and investments in marketable securities. To the extent the value of the marketable securities falls below $16,000, our Borrowing Base is decreased by 125% of the difference between $16,000 and the actual value of those securities. At February 26, 2011, the value of our marketable securities portfolio was $14,281. The facility matured on November 30, 2010, but has been extended under its existing terms to June 3, 2011. We expect to have an amended and extended facility in place prior to the extended expiration and do not anticipate any interruption in our credit availability.

32 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

We have four mortgages totaling $8,742 that will become payable during the 12 month period following February 26, 2011.  Two of these mortgages totaling $3,501 were reduced through discounted payoff agreements with the lender during the first quarter of 2011, resulting in the recognition of a $436 gain (included in other income (loss), net, in the condensed consolidated statements of operations).  These mortgages were subsequently paid off at the discounted amount on March 30, 2011 out of operating cash flow. A third mortgage in the amount of $2,463 matured during the first quarter of 2011 but remains outstanding subject to a forbearance agreement with the lender while a payoff amount is being negotiated. We expect to satisfy these obligations through a variety of means, which may include drawing from our revolving credit facility, paying from cash on hand or future operating cash flow, or utilizing a portion of the cash proceeds we expect to receive from the sale of our interest in IHFC (see “Potential Sale of the International Home Furnishings Center” below).  However, there can be no assurance that any of these strategies will be successful.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended November 27, 2010.

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

Potential Sale of the International Home Furnishings Center

On February 25, 2011, we announced that Bassett and the other shareholders of IHFC, entered into a stock purchase agreement with IHFC Acquisition Company LLC (the “Purchaser”) pursuant to which Bassett and the other selling shareholders agreed to sell all of the capital stock of IHFC to the Purchaser. Closing of the transaction, which is subject to customary terms and conditions, is expected to occur on or before April 29, 2011. Pretax proceeds from the transaction payable to Bassett are expected to be in the range of $73,000 to $75,000 at the time of closing. As of the end of fiscal 2010, we had net operating loss carryforwards of $18,108 that can be utilized to offset the taxes on the gain.  In addition, the Purchaser would place $15,000 (of which Bassett’s portion is $7,028) in escrow at closing to cover various contingencies with unused portions of such to be released to Bassett and the other shareholders over a three year period. In the event that the closing conditions are satisfied but the Purchaser fails to close, the Company should receive approximately $2,300 in liquidated damages.  In addition to further strengthening the balance sheet and cash on hand, we may utilize these proceeds, net of applicable income taxes, in a number of ways including, for example, the retirement of debt and certain other long-term obligations, the settlement of various obligations related to closed stores and idle facilities, restructuring licensee debt, paying a dividend, judiciously funding expansion of our Company-owned store network, and/or funding stock buybacks and/or funding any potential future working capital needs.  Although we expect that the transaction will close and the proceeds be subsequently received, there can be no assurance that this will occur.

33 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 26, 2011
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

We are exposed to market risk for changes in market prices of our marketable securities. At February 26, 2011, we had $14,281 in marketable securities which consisted of a portfolio of fixed income securities and money market funds. Maturity dates on the fixed income securities in the portfolio range from one to twenty years. As part of our current debt facility, we have pledged certain of our marketable securities as collateral. To the extent the value of the marketable securities falls below $16,000, our Borrowing Base, as defined, is decreased by 125% of the difference between $16,000 and the actual value of those securities. Accordingly, the effect on our Borrowing Base at February 26, 2011 is a reduction of $2,149.

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars would not be material to our results from operations in fiscal 2011.

We are exposed to market risk from changes in the cost of raw materials used in our manufacturing processes, principally wood, woven fabric, and foam products. A recovery in home construction could result in increases in wood and fabric costs from current levels, and the cost of foam products, which are petroleum-based, is sensitive to changes in the price of oil.

We have potential exposure to market risk related to the current weakness in the commercial real estate market. Our retail real estate holdings of $27,184 for licensee-operated stores as well as our holdings of $30,231 for Company-owned stores at February 26, 2011 could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties in the current market. Additionally, if we are required to assume responsibility for payment under the $5,360 of lease obligations we have guaranteed on behalf of licensees as of February 26, 2011, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

34 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements are listed in our Annual Report on Form 10-K for fiscal 2010 and include:

•	competitive conditions in the home furnishings industry

•	general economic conditions

•	overall retail traffic levels and consumer demand for home furnishings

•	ability of our customers and consumers to obtain credit

•	Bassett store openings

•	store closings and the profitability of the stores (independent licensees and Company-owned retail stores)

•	ability to implement our Company-owned retail strategies and realize the benefits from such strategies as they are implemented

•	fluctuations in the cost and availability of raw materials, labor and sourced products (including fabrics from troubled suppliers)

•	results of marketing and advertising campaigns

•	information and technology advances

•	ability to execute global sourcing strategies

•	performance of our marketable securities portfolio and our investment in Fortress

•	delays or difficulties in converting some of our non-operating assets to cash

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•	effects of profit improvement initiatives in our domestic wood operations

•	continued profitability of our unconsolidated affiliated companies, particularly IHFC and its ability to pay dividends, or for the sale of our interest in IHFC to be completed

35 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 28, 2010 – January 1, 2011	—	—	—	$23,388
January 2 – January 29, 2011	—	—	—	$23,388
January 30 – February 26, 2011	—	—	—	$23,388

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

Exhibit 4 – Fourth Amendment to Third Amended and Restated Credit Agreement.

Exhibit 4a— Second Amendment and Waiver to Third Amended and Restated Credit Agreement and Omnibus Amendment to Guaranty and Note Purchase Agreements is incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 27, 2010.

Exhibit 4b – Amended and Restated Credit Agreement and General Security Agreement with Branch Banking & Trust Company dated October 31, 2007. Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

Exhibit 10 – Stock Purchase Agreement By and Among IHFC Acquisition Company LLC, International Home Furnishings Center, Inc., and The Shareholders of International Home Furnishings Center, Inc. dated February 25, 2011 is incorporated herein by reference to Exhibit 99 to Form 8-K filed on February 25, 2011.

36 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 26, 2011
(Dollars in thousands except share and per share data)

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Accounting Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b – Chief Accounting Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

37 of 38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H. Spilman, Jr.
Robert H. Spilman, Jr., President and Chief Executive Officer
April 12, 2011

/s/ J. Michael Daniel
J. Michael Daniel, Vice President and Chief Accounting Officer
April 12, 2011

38 of 38