Form 10-Q
period 2011-05-28
BASSETT FURNITURE INDUSTRIES INC
filed 2011-07-07
CIK 10329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2011

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _______________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes __ X____No ___ ____

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer _______    Accelerated Filer__ ___     Non-accelerated Filer _ X___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ ____No ___X ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ______No _______

At June 30, 2011, 11,550,714 shares of common stock of the Registrant were outstanding.

1 of 44

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE

	PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of May 28, 2011 (unaudited) and November 27, 2010 and for the periods ended May 28, 2011 (unaudited) and May 29, 2010 (unaudited)

	Condensed Consolidated Statements of Operations and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

3.	Quantitative and Qualitative Disclosures About Market Risk	40

4.	Controls and Procedures	41

	PART II - OTHER INFORMATION

1.	Legal Proceedings	42

2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

3.	Defaults Upon Senior Securities	42

6.	Exhibits	42

2 of 44

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE PERIODS ENDED MAY 28, 2011 AND MAY 29, 2010 – UNAUDITED
(In thousands except per share data)

	Quarter Ended		Six Months Ended

	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net sales	$66,261	$57,845	$130,525	$110,736
Cost of sales	33,064	29,408	65,480	56,555
Gross profit	33,197	28,437	65,045	54,181

Selling, general and administrative expenses excluding
bad debt and notes receivable valuation charges	30,879	27,628	61,387	53,529
Bad debt and notes receivable valuation charges	6,200	1,115	13,026	3,830
Licensee debt cancellation charges	6,447	-	6,447	-
Restructuring and asset impairment charges	1,080	-	1,959	-
Lease exit costs	2,844	-	3,728	-
Loss from operations	(14,253)	(306)	(21,502)	(3,178)

Gain on sale of affiliate	85,542	-	85,542	-
Other income (loss), net	(4,815)	471	(5,773)	1,699
Income (loss) before income taxes	66,474	165	58,267	(1,479)

Income tax expense	(3,928)	(48)	(3,975)	(96)
Net income (loss)	$62,546	$117	$54,292	$(1,575)

Retained earnings-beginning of period	40,205	48,769	48,459	50,461
Cash dividends	(348)	-	(348)	-
Retained earnings-end of period	$102,403	$48,886	$102,403	$48,886

Basic earnings (loss) per share	$5.43	$0.01	$4.72	$(0.14)

Diluted earnings (loss) per share	$5.39	$0.01	$4.69	$(0.14)

Dividends per share	$0.03	$-	$0.03	$-

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 44

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MAY 28, 2011 AND NOVEMBER 27, 2010
(In thousands)

	(Unaudited)
Assets	May 28, 2011	November 27, 2010
Current assets
Cash and cash equivalents	$69,912	$11,071
Accounts receivable, net	15,647	31,621
Inventories	40,757	41,810
Other current assets	9,508	6,969
Total current assets	135,824	91,471

Property and equipment
Cost	138,866	142,362
Less accumulated depreciation	92,607	96,112
Property and equipment, net	46,259	46,250

Investments	15,197	15,111
Retail real estate	19,020	27,513
Notes receivable, net	1,770	7,508
Other	15,815	9,464
Total long-term assets	51,802	59,596
Total assets	$233,885	$197,317

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,588	$24,893
Accrued compensation and benefits	7,086	6,652
Customer deposits	8,062	9,171
Other accrued liabilities	16,527	11,594
Current portion of real estate notes payable	5,365	9,521
Total current liabilities	53,628	61,831

Long-term liabilities
Post employment benefit obligations	10,774	11,004
Real estate notes payable	4,224	4,295
Distributions in excess of affiliate earnings	-	7,356
Other long-term liabilities	5,269	6,526
Total long-term liabilities	20,267	29,181

Stockholders’ equity
Common stock	57,724	57,795
Retained earnings	102,403	48,459
Additional paid-in-capital	302	478
Accumulated other comprehensive loss	(439)	(427)
Total stockholders' equity	159,990	106,305
Total liabilities and stockholders’ equity	$233,885	$197,317

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 44

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED MAY 28, 2011 AND MAY 29, 2010 – UNAUDITED
(In thousands)

	Six Months Ended
	May 28, 2011	May 29, 2010
Operating activities:
Net income (loss)	$54,292	$(1,575)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,907	2,959
Equity in undistributed income of investments and unconsolidated affiliated companies	(1,921)	(2,204)
Provision for restructuring and asset impairment charges	1,959	-
Licensee debt cancellation charges	6,447	-
Lease exit costs	2,228	-
Provision for lease and loan guarantees	1,457	916
Bad debt and notes receivable valuation charges	13,026	3,830
Gain on mortgage settlement	(436)	-
Gain on sale of affiliate	(85,542)	-
Realized income from investments	(111)	(2,214)
Impairment and lease exit charges on retail real estate	4,790	-
Other, net	963	464
Changes in operating assets and liabilities:
Accounts receivable	2,000	183
Inventories	2,782	913
Other current assets	(23)	3,745
Accounts payable and accrued liabilities	(9,439)	1,497
Net cash provided by (used in) operating activities	(4,621)	8,514

Investing activities:
Purchases of property, equipment and real estate	(964)	(1,503)
Proceeds from sales of property and equipment	155	4,235
Acquisition of retail licensee stores, net of cash acquired	-	(277)
Proceeds from sale of affiliate	67,752	-
Proceeds from sales of investments	2,603	8,326
Purchases of investments	(2,603)	(8,076)
Dividends from affiliate	3,756	937
Equity contribution to affiliate	(980)	-
Net cash received on licensee notes	46	298
Net cash used in investing activities	69,765	3,940

Financing activities:
Net repayments under revolving credit facility	-	(15,000)
Repayments of real estate notes payable	(3,791)	(7,098)
Issuance of common stock	88	71
Repurchases of common stock	(473)	-
Payments on other notes	(2,127)	(555)
Net cash used in financing activities	(6,303)	(22,582)
Change in cash and cash equivalents	58,841	(10,128)
Cash and cash equivalents - beginning of period	11,071	23,221

Cash and cash equivalents - end of period	$69,912	$13,093

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
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

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and six months ended May 28, 2011 are not necessarily indicative of results for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 27, 2010.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.  For the three and six months ended May 28, 2011, our effective tax rate of approximately 6.8% differs from the blended statutory rate of 38% primarily due to the expected reversal of the valuation allowance on existing deferred tax assets primarily due to the expected utilization of net operating loss carryforwards and credits to significantly offset the taxable gain on the sale of an affiliate (see Note 7). For the six months ended May 29, 2010, no tax benefits on the losses generated were recorded since we remained in a cumulative loss position. In addition, no general tax provision was made for the quarter ended May 29, 2010 as the pre-tax profit for that period could be offset against existing net operating loss carryforwards, and we did not expect to generate taxable income for the full year. The tax provision for the three and six months ended May 29, 2010 represents the accrual of income taxes to be paid in certain states and the accrual of penalties and interest associated with certain unrecognized tax benefits.

6 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
(Dollars in thousands except share and per share data)

3. Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer.

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received.  Currently, there is one dealer from whom revenue is being recognized on a cost recovery basis. The following table details the total revenue and cost deferred for each period presented:

	Quarter ended		Six Months ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Revenue deferred	$(3)	$569	$1,254	$715
Cost deferred	(2)	398	878	500

The cumulative amount of deferred gross profit is carried in the accompanying balance sheets as a reduction of gross accounts receivable until payment is received.  The reduction of gross accounts receivable related to deferred gross profit was $391 and $494 at May 28, 2011 and November 27, 2010, respectively.

4. Accounts Receivable

Accounts receivable consists of the following:

	May 28, 2011	November 27, 2010
Gross accounts receivable	$24,558	$38,987
Allowance for doubtful accounts	(8,911)	(7,366)
Net accounts receivable	$15,647	$31,621

Activity in the allowance for doubtful accounts was as follows:

2011

Balance, November 27, 2010	$7,366
Additions charged to expense	8,397
Write-offs and other deductions	(6,852)
Balance, May 28, 2011	$8,911

Additions to the reserve charged to expense include $(35) and $1,777 of bad debt charges (recoveries) recognized in the settlement of receivables owed by licensees acquired during the three and six months ended May 28, 2011, respectively (see Note 10).  Also, $2,927 of the write-offs and other deductions during the six months ended May 28, 2011 related to the acquired licensees.

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures.  See Note 14.

7 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
(Dollars in thousands except share and per share data)

5. Inventories

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method.

Inventories were comprised of the following:

	May 28, 2011	November 27, 2010
Wholesale finished goods	$25,732	$24,934
Work in process	256	244
Raw materials and supplies	5,645	6,100
Retail merchandise	17,320	18,810
Total inventories on first-in, first-out method	48,953	50,088
LIFO adjustment	(6,433)	(6,550)
Reserve for excess and obsolete inventory	(1,763)	(1,728)
	$40,757	$41,810

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance, November 27, 2010	$1,519	$209	$1,728
Additions charged to expense	808	147	955
Write-offs	(729)	(191)	(920)
Balance, May 28, 2011	$1,598	$165	$1,763

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2011 and do not anticipate that our methodology is likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

8 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
(Dollars in thousands except share and per share data)

6. Notes Receivable

Our notes receivable consist of the following:

	May 28, 2011	November 27, 2010
Notes receivable	$6,110	$14,914
Allowance for doubtful accounts and
discounts on notes receivable	(4,065)	(6,748)
Notes receivable, net	2,045	8,166
Less: current portion of notes receivable	(275)	(658)
Long term notes receivable	$1,770	$7,508

Our notes receivable, which bear interest at rates ranging from 2% to 6%, consist primarily of amounts due from our licensees from loans made by the Company to help licensees fund their operations.  Approximately 42% and 61% of our notes receivable represent conversions of past due accounts receivable at May 28, 2011 and November 27, 2010, respectively.  We have discontinued these conversions and have no plans to resume this practice. At the inception of the note receivable, we determined whether the note carried a market rate of interest. A discount on the note was recorded if we determined that the note carried an interest rate below the market rate.  We amortize the related note discount over the contractual term of the note and cease amortizing the discount to interest income when the present value of expected future cash flows is less than the carrying value of the note.   Interest income on the notes receivable, which is included in other income (loss), net, was as follows:

	Quarter ended		Six months ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Interest income	$34	$141	$75	$267

The initial carrying value of the notes receivable was determined using present value techniques which consider the fair market rate of interest based on the licensee’s risk profile and estimated cash flows to be received. The estimated fair value of our notes receivable portfolio was $2,045 at May 28, 2011 and $8,212 at November 27, 2010.  The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures.  See Note 14.

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

9 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
(Dollars in thousands except share and per share data)

Our investment in notes receivable and related allowances, disaggregated by class, are as follows at May 28, 2011:

		Allowance for
	Gross	Doubtful Accounts	Notes Receivable
	Notes Receivable	and Discounts	Net

Due from current licensees	$1,529	$(1,454)	$75
Due from former licencees:
Secured by real estate	2,657	(975)	1,682
Unsecured	1,636	(1,636)	-
Other notes	288	-	288

Balance at May 28, 2011	$6,110	$(4,065)	$2,045

The notes receivable shown above by class include impaired notes and related allowances as of May 28, 2011 as follows:

		Allowance for
	Gross	Doubtful Accounts	Notes Receivable
	Notes Receivable	and Discounts	Net

Due from current licensees	$1,454	$(1,454)	$-
Due from former licencees:
Secured by real estate	1,558	(975)	583
Unsecured	1,636	(1,636)	-

Balance at May 28, 2011	$4,648	$(4,065)	$583

The average recorded investment in the impaired loans by class for the six months ended May 28, 2011 was as follows:

Due from current licensees	$2,008
Due from former licencess:
Secured by real estate	783
Unsecured	144
Total average recorded
investment in impaired loans	$2,935

10 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
(Dollars in thousands except share and per share data)

The aging of our investment in notes receivable by class, based on scheduled principal due dates, is as follows at May 28, 2011:

			30-90 Days	Over 90 Days
	Current		Past Due	Past Due		Total

Due from current licensees	$1,422	(1)	$11	$96		$1,529
Due from former licencees:
Secured by real estate	1,089		10	1,558	(2)	2,657
Unsecured	-		-	1,636	(2)	1,636
Other notes	288		-	-		288

Balance at May 28, 2011	$2,799		$21	$3,290		$6,110

(1) Current balance includes principal of $625 on notes which currently require payments of interest only.
(2) Balance over 90 days past due represents notes in default.

The change in our allowance for doubtful accounts and discounts for the six months ended May 28, 2011, disaggregated by class, is as follows:

		Due from Former Licensees
	Due from Current Licensees	Secured by Real Estate	Unsecured	Other Notes	Total

Balance, November 27, 2010	$4,825	$575	$1,348	$-	$6,748
Additions charged to expense	3,941	400	288	-	4,629
Write-offs and other deductions	(7,292)	-	-	-	(7,292)
Amortization of discounts	(20)	-	-	-	(20)
Balance, May 28, 2011	$1,454	$975	$1,636	$-	$4,065

Additions charged to expense with respect to the allowance for notes due from current licensees for the three and six months ended May 28, 2011 include $0 and $663, respectively, related to the settlement of notes receivable due from a licensee acquired during the first quarter of 2011 (see Note 10).

11 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
(Dollars in thousands except share and per share data)

7. Unconsolidated Affiliated Companies

On May 2, 2011 we sold our 46.9% interest in International Home Furnishings Center, Inc. (“IHFC”) to International Market Centers, L.P. (“IMC”).  Consideration received, the balance of our investment in IHFC at the time of sale, and the resulting gain from the sale are as follows:

Consideration received:
Cash	$67,752
Tax escrow receivable (1)	1,413
Indemnifcation escrow receivable (2)	4,695
Investment in IMC (2)	1,000
Balance of cash consideration receivable (1)	1,400

Total consideration received	$76,260

Investment in IHFC:
Distributions in excess of affiliate earnings	9,282

Gain on sale of affiliate	$85,542

(1) Included in other current assets in the accompanying condensed consolidated balance sheet at May 28, 2011.
(2) Included in other assets in the accompanying condensed consolidated balance sheet at May 28, 2011.

The tax escrow receivable represents the portion of escrowed sales proceeds expected to be released to us after the settlement of certain outstanding IHFC tax obligations. In addition, $4,695 of proceeds were placed in escrow to indemnify the purchaser with respect to various contingencies.  Any unused portions of these escrowed funds will be released to us over a three year period.  Also in connection with the sale, we acquired a minority equity stake in IMC in exchange for $1,000.  IMC is majority owned by funds managed by Bain Capital Partners and a subsidiary of certain investment funds managed by Oaktree Capital Management, L.P.  Our investment in IMC is accounted for using the cost method as we do not have significant influence over IMC.

IHFC owned and leased out floor space in a showroom facility in High Point, North Carolina. Prior to the sale of our investment in IHFC, we accounted for the investment using the equity method since we did not maintain operating control of IHFC.  At November 27, 2010, our investment reflected a credit balance of $7,356 which is presented in the liabilities section in the accompanying condensed consolidated balance sheets as “distributions in excess of affiliate earnings”. The negative book value resulted from IHFC’s previous refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners.  We recorded income and received dividends from IHFC as follows:

	Quarter ended		Six Months ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Income recorded	$922	$1,250	$1,832	$2,136
Dividends received	3,756	937	3,756	937

The income is included in other income (loss), net in our condensed consolidated statements of operations and retained earnings.

12 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
(Dollars in thousands except share and per share data)

Summarized unaudited income statement information for IHFC for its first five months of fiscal 2011 up to the sale of our investment and six months of 2010 is as follows:

	2011	2010
	( five months)	(six months)
Revenue	$15,875	$19,525
Operating income	9,876	11,889
Net income	3,908	4,559

We have a 49% ownership interest in Zenith Freight Lines, LLC (“Zenith”) which is accounted for using the equity method. We recorded the following income from Zenith in other income (loss), net in our condensed consolidated statements of operations and retained earnings:

	Quarter ended		Six Months ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Income	$60	$49	$91	$31
Dividends received	-	-	-	-

During the second quarter of 2011 we made an additional cash investment in Zenith of $980, which represented our 49% share of a total $2,000 equity contribution to Zenith to partially fund their acquisition of a warehouse facility.

8. Real Estate Notes Payable and Revolving Credit Facility

Certain of our retail real estate properties have been financed through commercial mortgages with interest rates ranging from 6.73% to 8.21%. These mortgages are collateralized by the respective properties with net book values totaling approximately $11,776 and $21,721 at May 28, 2011 and November 27, 2010, respectively. The current portion of these mortgages, $5,365 and $9,521 as of May 28, 2011 and November 27, 2010, respectively, has been included as a current liability in the accompanying condensed consolidated balance sheets. The long-term portion, $4,224 and $4,295 as of May 28, 2011 and November 27, 2010, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets.  At the end of the first quarter of 2011, we entered into Discounted Payoff Agreements (“DPOs”) with the lenders on two mortgages which were subsequently paid off during the second quarter of 2011. Under the terms of the DPOs the remaining balance owed was reduced, resulting in a $436 gain on the settlement of these mortgages, which is included in other income (loss), net in our condensed consolidated statements of operations and retained earnings for the six months ended May 28, 2011. Also, one mortgage with a balance owed of $2,435, which came due on February 1, 2011, remained outstanding as of May 28, 2011 under a forbearance agreement with the lender. This mortgage was paid in full on June 30, 2011.

The fair value of these mortgages was $9,182 and $13,556 at May 28, 2011 and November 27, 2010, respectively.  In determining the fair value the Company utilized current market interest rates for similar instruments.  The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

At May 28, 2011 our revolving credit facility (as amended on October 6, 2009) contained, among other provisions, certain financial covenants with which we were in full compliance. It provided for a variable interest rate of LIBOR plus 2.75% with a 4.25% minimum rate, and allowed borrowings of up to $30,000 subject to the limitations of a borrowing base calculation as set forth in the credit agreement. Borrowings under the facility, which were $-0- at May 28, 2011 and November 27, 2010, were secured by a pledge of certain of our marketable securities and substantially all of our receivables and inventories.

With our current level of liquidity, we are in discussions with our bank to develop a new credit agreement and expect to have it in place sometime during the fourth quarter of 2011.  On July 5, 2011, we entered into a temporary renewal agreement with our bank for a $10,000 revolving line of credit that will mature September 5, 2011.  As part of the temporary agreement, we are no longer required to pledge certain of our marketable securities as collateral.

At May 28, 2011, we had $3,321 outstanding under standby letters of credit.

13 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
(Dollars in thousands except share and per share data)

9. Comprehensive Income

The following table provides a summary of total comprehensive income (loss):

	Quarter ended		Six Months ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net income (loss)	$62,546	$117	$54,292	$(1,575)

Other comprehensive income (loss):
Net change in unrealized holding gains & losses	55	11	(24)	(1,952)
Amortization associated with SERP Plan	6	7	12	13

Total comprehensive income (loss)	$62,607	$135	$54,280	$(3,514)

The following table provides a summary of the changes in accumulated other comprehensive income (loss):

Balance at November 27, 2010	$(427)
Net change in unrealized holding gains & losses	(24)
Amortization associated with SERP Plan	12

Balance at May 28, 2011	$(439)

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

During the six months ended May 28, 2011, we acquired three retail stores operated by a licensee in Virginia and one from another licensee in Nevada. During the six months ended May 29, 2010, we acquired eight retail stores operated by six licensees in Maryland, Missouri, Illinois, New York, Alabama, Mississippi and California. Six stores were acquired pursuant to foreclosure on the underlying assets subject to the terms of our security agreements with the licensees.  Two stores were acquired from licensees following their requests for a buyout.

14 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
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

	Quarter Ended		Six Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Bad debt expense (recovery) & notes
receivable valuation charges	$(35)	$(110)	$2,440	$1,794
Loan & lease guarantee expense*	-	48	421	209

Total charges (gains)	$(35)	$(62)	$2,861	$2,003

*Included in other income (loss), net in the condensed consolidated statements of operations and retained earnings.

The following table summarizes the net assets acquired and consideration given in the store acquisitions:

	Quarter Ended		Six Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net assets acquired:
Inventory	$601	$393	$1,729	$2,136
Property & equipment/other	45	638	567	2,288
Customer deposits and other
accrued expenses	(324)	(346)	(1,474)	(2,038)

Total net assets acquired	$322	$685	$822	$2,386

Consideration given:
Accounts receivable	$322	$485	$822	$2,009
Payable to former owner	-	100	-	100
Cash	-	100	-	277

Total consideration	$322	$685	$822	$2,386

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

15 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
(Dollars in thousands except share and per share data)

Due to the level of settlements involved with these acquisitions and the related losses recognized, no goodwill was recognized in these store acquisitions.  The pro forma impact of the acquisitions on current and prior periods is not presented as we believe it is impractical to do so. We were not able to compile what we believed to be complete, accurate and reliable accounting information to use as a basis for pro forma presentations without an unreasonable effort.  Net sales and operating income (loss) generated by these stores subsequent to their acquisition were as follows:

	Quarter Ended		Six Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net sales	$3,403	$3,933	$3,770	$5,460
Operating income (loss)	109	(383)	100	(752)

Subsequent to May 28, 2011, we acquired from one licensee the operations of two retail stores, one in Ohio and one in Kentucky.  The acquisitions were funded through the exchange of existing accounts receivable for net assets acquired of approximately $477. We do not expect to incur any charges against earnings in the third quarter of 2011 in connection with these acquisitions.

11. Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores.  We had obligations of $69,387 and $80,324 at May 28, 2011 and November 27, 2010, respectively, for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators.  Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $3,889 and $5,856 at May 28, 2011 and November 27, 2010, respectively.

We have also guaranteed loans to certain of our licensees to finance initial inventory packages and other operating requirements for those stores. These loans generally have three year terms.  The total contingent liabilities with respect to these loan guarantees as of May 28, 2011 and November 27, 2010 were $601 and $2,296, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease and loan guarantees (an estimate of the cost to the Company to perform on these guarantees) at May 28, 2011 and November 27, 2010 was $1,255 and $2,304, respectively, and is recorded in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

16 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
(Dollars in thousands except share and per share data)

12.  Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives.  The liability for this plan was $8,748 and $8,866 as of May 28, 2011 and November 27, 2010, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	May 28, 2011	November 27, 2010
Other accrued liabilities	$846	$846
Post employment benefit obligations	7,902	8,020

Total pension liability	$8,748	$8,866

Components of net periodic pension costs are as follows:

	Quarter Ended		Six Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Service cost	$12	$11	$24	$22
Interest cost	105	106	210	212
Amortization of transition obligation	11	11	22	22

Net periodic pension cost	$128	$128	$256	$256

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $83 and $102 for the quarters ended May 28, 2011 and May 29, 2010 respectively, and $166 and $204 for the six months ended May 28, 2011 and May 29, 2010, respectively.  Our liability under this plan was $2,872 and $2,985 as of May 28, 2011 and November 27, 2010, respectively, and is reflected in post employment benefit obligations.

17 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
(Dollars in thousands except share and per share data)

13. Earnings Per Share

The following reconciles basic and diluted loss per share:

	Net Income (Loss)	Weighted Average Shares	Net Income (Loss) Per Share
For the quarter ended May 28, 2011:

Basic earnings per share	$62,546	11,518,630	$5.43
Add effect of dilutive securities:
Options and restricted shares	-	79,236	(0.04)
Diluted earnings per share	$62,546	11,597,866	$5.39

For the quarter ended May 29, 2010:

Basic earnings per share	$117	11,441,663	$0.01
Add effect of dilutive securities:
Options and restricted shares	-	37,172	-
Diluted earnings per share	$117	11,478,835	$0.01

For the six months ended May 28, 2011:

Basic earnings per share	$54,292	11,511,541	$4.72
Add effect of dilutive securities:
Options and restricted shares	-	68,138	(0.03)
Diluted earnings per share	$54,292	11,579,679	$4.69

For the six months ended May 29, 2010:

Basic loss per share	$(1,575)	11,407,583	$(0.14)
Add effect of dilutive securities:
Options and restricted shares *	-	-	-
Diluted loss per share	$(1,575)	11,407,583	$(0.14)

* Due to the net loss, the potentially dilutive securities would have been anti-dilutive and are therefore excluded.

Options to purchase 1,025,514 and 1,048,000 shares of common stock at May 28, 2011 and May 29, 2010, respectively, were excluded from the computation as their effect is anti-dilutive.

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

Our investments consist of our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”) with a value of $832 and a portfolio of marketable securities with a value of $14,365 at May 28, 2011.  At November 27, 2010, our investments included our investment in Fortress of $832 and $14,279 in our marketable securities portfolio.  Collectively, these are included in investments in the accompanying condensed consolidated balance sheets.

18 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
(Dollars in thousands except share and per share data)

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

Although we have the ability to buy and sell the individual marketable securities, we have been required to maintain a certain dollar amount in those brokerage accounts subject to the Securities Account Control Agreement as part of the revolving credit facility (see Note 8).  As of July 5, 2011, these securities are no longer required to be pledged as security under our credit agreement.

As of May 28, 2011, available-for-sale securities consisted of the following:

	Cost	Gross Unrealized		Market
	Basis	Gains	Losses	Value

Money market shares	$11,425	$-	$-	$11,425
Bond mutual fund shares	1,175	216	-	1,391
Government agency obligations	861	36	-	897
US Treasury obligations	647	5	-	652

	$14,108	$257	$-	$14,365

As of November 27, 2010, available-for-sale securities consisted of the following:

	Cost	Gross Unrealized		Market
	Basis	Gains	Losses	Value

Money market shares	$11,368	$-	$-	$11,368
Bond mutual fund shares	990	224	-	1,214
Government agency obligations	761	45	-	806
US Treasury obligations	876	15	-	891

	$13,995	$284	$-	$14,279

The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income.  Realized earnings were $30 and $44 for the three months ended May 28, 2011 and May 29, 2010, respectively and $111 and $2,214 for the six months ended May 28, 2011 and May 29, 2010, respectively.  Realized earnings for the six months ended May 28, 2011 include $28 of gains previously recorded in other comprehensive income. Realized earnings for the six months ended May 29, 2010, include $1,913 of gains and $21 of losses previously recorded in other comprehensive income. These amounts are recorded in other income (loss), net in our condensed consolidated statements of operations and retained earnings.  Of the $1,549 in fixed income securities, $670 matures in less than five years with the remainder being long-term and maturing in greater than 20 years.

19 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
(Dollars in thousands except share and per share data)

In accordance with ASC Topic 320, Investments – Debt and Equity Securities, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary.   Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss.    No losses for other than temporary impairments were recognized during the three months ended May 28, 2011 and May 29, 2010 and the six months ended May 28, 2011 and May 29, 2010.

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

Fortress is in the process of liquidating all of its underlying investments to wind down the fund.  Once this fund is fully liquidated, which is not expected in the near term, we will be paid our pro rata share of the proceeds.  We will continue to monitor the progress of the fund liquidation and adjust our valuation as necessary.

The fair values of our marketable securities and our investment in Fortress based on the level of inputs are summarized below:

	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities	$14,365	$-	$-	$14,365
Investment in Fortress	-	-	832	832

Total Assets	$14,365	$-	$832	$15,197

There have been no material changes to the assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the six months ended May 28, 2011.

20 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
(Dollars in thousands except share and per share data)

The carrying values and approximate fair values of certain financial instruments were as follows:

	May 28, 2011		November 27, 2010
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Assets:
Cash and cash equivalents	$69,912	$69,912	$11,071	$11,071
Accounts receivable, net	15,647	15,647	31,621	31,621
Notes receivable, net	2,045	2,045	8,166	8,212
Investments	15,197	15,197	15,111	15,111

Liabilities:
Accounts payable	$16,588	16,588	$24,893	$24,893
Real estate notes payable	9,589	9,182	13,816	13,556
Lease/loan guarantee reserves	1,255	1,255	2,304	2,304

15. Restructuring, Asset Impairment, and Other Charges

During the three and six months ended May 28, 2010 and May 29, 2011, we incurred the following charges included in income (loss) from operations:

	Quarter Ended		Six Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010

Licensee debt cancellation charges	$6,447	$-	$6,447	$-

Restructuring and asset impairment charges:
Additional write-downs to idle manufacturing facilities	$993	$-	$993	$-
Asset write-downs related to Company-owned
retail store closures	87	-	966	-

Total restructuring and asset impairment charges	$1,080	$-	$1,959	$-

Lease exit costs:
Lease exit costs related to Company-owned
retail store closures	$337	$-	$1,221	$-
Charge for modification of existing Company-owned
retail store lease	1,500	-	1,500	-
Changes in estimates related to previously closed
Company-owned retail stores	1,007	-	1,007	-

Total lease exit costs	$2,844	$-	$3,728	$-

Total charges related to debt cancellation,
restructuring, and lease exit costs
included in income (loss) from operations	$10,371	$-	$12,134	$-

21 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
(Dollars in thousands except share and per share data)

Licensee Debt Cancellation Charges

During the quarter ended May 28, 2011, we gained significant liquidity as a result of the sale of our investment in IHFC (see Note 7). This liquidity event has enabled us to become more opportunistic in managing our relationships with our licensees and therefore accelerate certain licensees’ ability to rebuild their businesses after several years of extremely difficult industry conditions. As such, during the quarter ended May 28, 2011, we cancelled certain debts of what we consider to be key licensees in select markets.  While the debts cancelled were considered to be collectible over time, we believe that, rather than requiring repayment of these obligations, we will realize a greater long-term benefit by the cancellation of these debts. In exchange for relieving the debts of these licensees and thus strengthening their respective financial positions, we believe these licensees will be in a much better position to reinvest in all aspects of their store operations (new product offerings, personnel, advertising, building appeal, etc) which will ultimately lead to increased sales and profitability of the Bassett brand. As a result of this debt cancellation, we incurred a charge for the three and six months ended May 28, 2011 of $6,447.

Restructuring and Asset Impairment Charges

During the six months ended May 28, 2011, we recorded non-cash asset impairment charges of $1,959. During the three months ended May 28, 2011, we recorded non-cash asset impairment charges of $1,080 which included $87 for the write-off of leasehold improvements related to the closure of a retail store in Albuquerque, New Mexico; $566 for the additional write-down of a previously closed manufacturing facility in Mt. Airy, North Carolina; and $428 for the additional write-down of a previously closed manufacturing facility in Bassett, Virginia. The write-downs of the previously closed manufacturing facilities are based on our estimates of their fair values. The inputs into these fair value estimates reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14. During the three months ended February 26, 2011, we recorded non-cash asset impairment charges of $879 for the write-off of leasehold improvements and other assets due to the closure of five retail locations in Bear, Delaware; Bel Air, Maryland; Carol Stream, Illinois; Frederick, Maryland; and Spanish Fort, Alabama.

Lease Exit Costs

During the six months ended May 28, 2011, we recorded charges of $3,728 for lease exit costs and lease modifications. During the three months ended May 28, 2011, we recorded charges of $2,844 which included a non-cash charge of $337 for lease exit costs related to the closure of a retail store in Albuquerque, New Mexico; non-cash charges of $1,007 to reflect reduced estimates of recoverable lease costs at four previously closed retail locations; and a charge of $1,500 for a cash payment made for the modification of an existing lease at one of our Company-owned retail store locations. During the three months ended February 26, 2011, we recorded non-cash charges of $884 for lease exit costs associated with the closure of the Bel Air and Frederick, Maryland stores as well as a previously closed location in Lewisville, Texas.

Other income (loss), net for the three and six months ended May 28, 2011 includes non-cash charges of $4,790 for asset impairments and lease termination costs associated with our retail real estate investments, including: asset impairment charges of $2,106 to write down idle retail locations in Henderson, Nevada and Chesterfield, Virginia to appraised values; $1,847 to write off certain tenant improvements deemed to be unrecoverable; and $661 related to lease termination costs for a closed licensee store and $176 related to adjustments of previous estimates.

22 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
(Dollars in thousands except share and per share data)

The following table summarizes the activity related to our accrued lease exit costs:

2011

Balance at November 27, 2010	$2,847

Provisions associated with Company-owned retail store closures	1,221
Provisions associated with licensee store closings	661
Provisions made to adjust previous estimates	1,528
Payments on unexpired leases	(806)
Accretion of interest on obligations	40

Balance at May 28, 2011	$5,491

Current portion included in other accrued liabilities	$3,165
Long-term portion included in other long-term liabilities	2,326
$5,491

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

In July 2010, the FASB issued ASU No. 2010-20, which updates the guidance in ASC Topic 310, Receivables, related to disclosures about the credit quality of financing receivables and the allowance for credit losses.  The new disclosures require disaggregated information related to financing receivables and include for each class of financing receivables, among other things: a rollforward for the allowance for credit losses, credit quality information, impaired loan information, modification information, non-accrual and past-due information.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  In January 2011, ASU No. 2011-01 delayed the effective date for certain requirements of ASU 2010-20 regarding disclosures about troubled debt restructurings until guidance could be issued as to what constitutes a troubled debt restructuring. In April 2011, ASU 2011-02 was issued to provide such guidance and requires disclosures about troubled debt restructurings to become effective for periods beginning on or after June 15, 2011 Accordingly, we have implemented the guidance for period-end disclosures effective as of the end of our first quarter of fiscal 2011, and we have implemented the guidance for period activity disclosures during our second quarter of fiscal 2011(see Note 6).  The guidance regarding troubled debt restructurings will be implemented as of the beginning of our third quarter of fiscal 2011. The adoption of this guidance has not had and is not expected to have a material impact on our financial position or results of operations.

23 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
(Dollars in thousands except share and per share data)

In December 2010, the FASB issued ASU No. 2010-28, which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other. The amendments in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in ASU 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance became effective for us at the beginning of our second quarter of fiscal 2011.  The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

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

In May 2011, the FASB issued ASU No. 2011-04, which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011, and early application is not permitted. This guidance will become effective for us as of the beginning of our second quarter of fiscal 2012 .The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, which updated the guidance in ASC Topic 220, Comprehensive Income. Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and early application is permitted. This guidance will become effective for us as of the beginning of our 2013 fiscal year. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

24 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
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

Our investments/real estate segment consists of our investments, distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee stores. Although this segment does not have operating earnings, income or loss from the segment is included in other income in our condensed consolidated statements of operations and retained earnings. Our equity investment in IHFC is not included in the identifiable assets of this segment since it had a negative book value at November 27, 2010 and was therefore included in the long-term liabilities section of our condensed consolidated balance sheet. Our entire investment in IHFC was sold during the second quarter of 2011. See Note 7 for further discussion of IHFC.

Inter-company net sales elimination represents the elimination of wholesale sales to our Company-owned stores. Inter-company income elimination represents the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the end retail consumer.

25 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
May 28, 2011
(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Six Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net Sales
Wholesale	$45,751	$42,822	$91,720	$83,128
Retail	38,009	30,466	74,988	57,503
Inter-company elimination	(17,499)	(15,443)	(36,183)	(29,895)
Consolidated	$66,261	$57,845	$130,525	$110,736

Income (loss) from Operations
Wholesale	$(4,153)	$1,453	$(8,044)	$488
Retail	(343)	(1,993)	(2,135)	(3,600)
Inter-company elimination	614	234	811	(66)
Licensee debt cancellation charge	(6,447)	-	(6,447)	-
Restructuring and asset impairment charges	(1,080)	-	(1,959)	-
Lease exit costs	(2,844)	-	(3,728)	-
Consolidated	$(14,253)	$(306)	$(21,502)	$(3,178)

Depreciation and Amortization
Wholesale	$348	$467	$688	$929
Retail	797	746	1,651	1,463
Investments/real estate	297	271	568	567
Consolidated	$1,442	$1,484	$2,907	$2,959

Capital Expenditures
Wholesale	$70	$178	$132	$250
Retail	408	840	832	1,253
Consolidated	$478	$1,018	$964	$1,503

	As of	As of
Identifiable Assets	May 28, 2011	November 27, 2010
Wholesale	$142,695	$95,957
Retail	56,973	58,736
Investments/real estate	34,217	42,624
Consolidated	$233,885	$197,317

26 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2011
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

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our” or the “Company”), based in Bassett, Virginia, is a leading vertically integrated manufacturer, importer and retailer of high quality, mid-priced home furnishings. With 90 Bassett Home Furnishings (“BHF”) and Bassett Furniture Direct stores, we have leveraged our strong brand name in furniture into a network of licensed and corporate stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 750 upholstery fabrics, free in-home design visits, and perfectly coordinated decorating accessories.  We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor.

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

Our store network included 46 licensee-owned stores and 44 Company-owned and operated stores at May 28, 2011.  During the six months ended May 28, 2011, we acquired three retail stores operated by a licensee in Virginia and one operated by another licensee in Nevada. We closed seven underperforming Company-owned stores located in Spanish Fort, Alabama; Frederick, Maryland; Bel Air, Maryland;  Bear, Delaware; Carol Stream, Illinois; Albuquerque, New Mexico; and Chesterfield, Virginia.  These closures resulted in charges of $87 and $337 for asset impairment and lease exit costs, respectively, during the three months ended May 28, 2011, and charges of $966 and $773 for asset impairment and lease exit costs, respectively, during the six months ended May 28, 2011.  During the three and six months ended May 28, 2011, we also recorded an additional $1,007 and $1,455, respectively, in lease exit charges for several previously closed stores due to changes in circumstances affecting our expected ability to partially recover our future lease obligations in those locations.  Also during the quarter ended May 28, 2011, we incurred a charge of $1,500 for a cash payment made for the modification of an existing lease of one of our Company-owned store locations. In addition to the changes in our Company-owned stores, during the six months ended May 28, 2011, we terminated the Bassett license agreement for certain licensees resulting in the closure of four stores. All of these stores completed store liquidation sales during the second quarter of 2011.  As a result of these licensee terminations, we incurred loan guarantee charges of $412 during the six months ended May 28, 2011. Other store closures are possible during the remainder of 2011 that could result in lease exit charges or increases in our lease and loan guarantee reserves.

27 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2011
(Dollars in thousands except share and per share data)

The following table summarizes the changes in store count during the six months ended May 28, 2011:

	November 27, 2010	Openings	Closed	Transfers	May 28, 2011
Licensee-owned stores	54	-	(4)	(4)	46
Company-owned stores	47	-	(7)	4	44

Total	101	-	(11)	-	90

During the quarter ended May 28, 2011, we gained significant liquidity as a result of the sale of our investment in IHFC (see “Sale of IHFC” below). This liquidity event has enabled us to become more opportunistic in managing our relationships with our licensees and therefore accelerate certain licensees’ ability to rebuild their businesses after several years of extremely difficult industry conditions. As such,, during the quarter ended May 28, 2011 we cancelled certain debts of what we consider to be key licensees in select markets.  While the debts cancelled were considered to be collectible over time, we believe that, rather than requiring repayment of these obligations, we will realize a greater long-term benefit by the cancellation of these debts. In exchange for relieving the debts of these licensees and thus strengthening their respective financial positions, we believe these licensees will be in a much better position to reinvest in all aspects of their store operations (new product offerings, personnel, advertising, building appeal, etc) which will ultimately lead to increased sales and profitability of the Bassett brand. As a result of this debt cancellation, we incurred a charge for the three and six months ended May 28, 2011 of $6,447.

Our wholesale operations include an upholstery complex in Newton, North Carolina that produces a wide range of upholstered furniture.  We believe that we are an industry leader with our quick-ship custom upholstery offerings.  We also operate a custom dining manufacturing facility in Martinsville, Virginia.  Most of our wood furniture and certain upholstery offerings are sourced from several foreign plants, primarily in China and Vietnam.  We define imported product as fully finished product that is sourced internationally. For the first half of 2011, approximately 54% of our wholesale sales were of imported product compared to 52% for the first half of 2010.

Overall conditions for our industry and our Company have been difficult over the past several years although we have seen some slight improvement during the last nine months. Nevertheless, we have continued to face significant economic pressures as new housing starts remain down and consumers continue to be faced with general economic uncertainty fueled by continuing high unemployment and high fuel prices.  These conditions have significantly limited the resumption of growth for “big ticket” consumer purchases such as furniture. Consequently, this has put pressure on certain of our dealers’ ability to generate adequate profits to fully pay us for the furniture we have sold to them.  As a result, we have continued to incur significant bad debt and notes receivable valuation charges during 2010 and into 2011. For the first half of 2011, we recorded $13,026 in bad debt and notes receivable valuation charges compared to $3,830 for the first half of 2010.  Although management will continue to work closely with our licensees to ensure the success of both the licensee and Bassett, further store closures are possible during the remainder of 2011 and beyond that could result in lease exit charges or increases in our lease and loan guarantee reserves. We also may increase the number of Company-owned stores during the remainder of 2011, primarily through acquisitions of certain licensee-owned stores.

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

28 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2011
(Dollars in thousands except share and per share data)

• Optimizing our inventory levels to improve working capital and cash flow while striving to maintain satisfactory service levels to our retail distribution channels, including both Company-owned stores and licensees. Inventory reductions added significantly to operating cash flow through the second quarter of 2010. We increased our investment in inventory during the third quarter of 2010 by $7.3 million in order to improve service levels. Inventory levels have remained stable through the fourth quarter of 2010 and the first half of 2011.

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

Results of Operations – Quarter and six months ended May 28, 2011 compared with quarter and six months ended May 29, 2010:

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating loss were as follows for the periods ended May 28, 2011 and May 29, 2010:

	Quarter Ended				Six Months Ended
	May 28, 2011		May 29, 2010		May 28, 2011		May 29, 2010

Net sales	$66,261	100.0%	$57,845	100.0%	$130,525	100.0%	$110,736	100.0%
Gross profit	33,197	50.1%	28,437	49.2%	65,045	49.8%	54,181	48.9%
SG&A expense	30,879	46.6%	27,628	47.8%	61,387	47.0%	53,529	48.3%
Bad debt and notes receivable
valuation charges	6,200	9.4%	1,115	1.9%	13,026	10.0%	3,830	3.5%
Licensee debt cancellation charges	6,447	9.7%	-	0.0%	6,447	4.9%	-	0.0%
Restructuring and impairment charges	3,924	5.9%	-	0.0%	5,687	4.4%	-	0.1%

Loss from operations	$(14,253)	-21.5%	$(306)	-0.5%	$(21,502)	-16.5%	$(3,178)	-3.0%

On a consolidated basis, we reported net sales for the second quarter of 2011 of $66,261, an increase of $8,416, or 14.5% from sales levels attained in the second quarter of 2010.  Sales for the six months ended May 28, 2011 were $130,525, an increase of $19,789 or 17.9%, from the six months ended May 29, 2010.  Refer to the quarterly and year-to-date analysis of sales for each segment below for a discussion of the factors affecting net sales for each period. Consolidated gross profit margin increased over the prior year of 0.9 points as a percentage of net sales for the three and six months ended May 28, 2011, were primarily attributable to the retail segment’s increased share of the overall sales mix, partially offset by lower product margins in the retail segment.  Consolidated SG&A expense increased over the prior year of $3,251 and $7,858 for the three and six months ended May 28, 2011 are primarily attributable to the increase in the number of retail stores.  SG&A expense as a percentage of net sales declined 1.2 and 1.3 points for the three and six months ended May 28, 2011, respectively, due to percentage reductions in our retail segment.

29 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2011
(Dollars in thousands except share and per share data)

Licensee Debt Cancellation Charges

As noted previously, we gained significant liquidity as a result of the sale of our investment in IHFC (see “Sale of IHFC” below). This liquidity event has enabled us to become more opportunistic in managing our relationships with our licensees and therefore accelerate certain licensees’ ability to rebuild their businesses after several years of extremely difficult industry conditions. As such,, during the quarter ended May 28, 2011 we cancelled certain debts of what we consider to be key licensees in select markets.  While the debts cancelled were considered to be collectible over time, we believe that, rather than requiring repayment of these obligations, we will realize a greater long-term benefit by the cancellation of these debts. In exchange for relieving the debts of these licensees and thus strengthening their respective financial positions, we believe these licensees will be in a much better position to reinvest in all aspects of their store operations (new product offerings, personnel, advertising, building appeal, etc) which will ultimately lead to increased sales and profitability of the Bassett brand. As a result of this debt cancellation, we incurred a charge for the three and six months ended May 28, 2011 of $6,447.

Restructuring and Impairment

During the six months ended May 28, 2011 we recorded non-cash asset impairment charges of $1,959. During the three months ended May 28, 2011, we recorded non-cash asset impairment charges of $1,080 which included $87 for the write-off of leasehold improvements related to the closure of a retail store in Albuquerque, New Mexico; $566 for the additional write-down of a previously closed manufacturing facility in Mt. Airy, North Carolina; and $428 for the additional write-down of a previously closed manufacturing facility in Bassett, Virginia, which is in the process of being demolished. During the three months ended February 26, 2011, we recorded non-cash asset impairment charges of $879 for the write-off of leasehold improvements and other assets due to the closure of five retail locations in Bear, Delaware; Bel Air, Maryland; Carol Stream, Illinois; Frederick, Maryland; and Spanish Fort, Alabama.

During the six months ended May 28, 2011 we recorded charges of $3,728 for lease exit costs and lease modifications. During the three months ended May 28, 2011 we recorded charges of $2,844 which included a non-cash charge of $337 for lease exit costs related to the closure of a retail store in Albuquerque, New Mexico; non-cash charges of $1,007 to reflect reduced estimates of recoverable lease costs at four previously closed retail locations; and a charge of $1,500 for a cash payment made for the modification of the existing lease at our Austin, Texas retail store, which will significantly reduce our lease obligation. During the three months ended February 26, 2011, we recorded non-cash charges of $884 for lease exit costs associated with the closure of the Bel Air and Frederick, Maryland stores as well as a previously closed location in Lewisville, Texas.

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

30 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2011
(Dollars in thousands except share and per share data)

Investments and Real Estate. Our investments and real estate segment consists of our investments in marketable securities, our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”), equity investments in IHFC (sold during the second quarter of 2011) and Zenith, and retail real estate related to licensee stores. Although this segment does not have operating earnings, income from the segment is included in other income (loss), net, in our condensed consolidated statements of income and retained earnings.

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

Results for the wholesale segment for the three and six months ended May 28, 2011 and May 29, 2010 are as follows:

	Quarter Ended				Six Months Ended
	May 28, 2011		May 29, 2010		May 28, 2011		May 29, 2010

Net sales	$45,751	100.0%	$42,822	100.0%	$91,720	100.0%	$83,128	100.0%
Gross profit	15,017	32.8%	13,895	32.4%	29,667	32.3%	26,741	32.2%
SG&A expense	12,970	28.3%	11,383	26.6%	24,685	26.9%	22,489	27.1%
Bad debt and notes receivable
valuation charges	6,200	13.6%	1,059	2.5%	13,026	14.2%	3,764	4.5%

Income (Loss) from operations (1)	$(4,153)	-9.1%	$1,453	3.4%	$(8,044)	-8.8%	$488	0.6%

(1) Excluding the effects of licensee debt cancellation, restructuring and impairment charges.

Quarterly Analysis of Results - Wholesale

Net sales for the wholesale segment were $45,751 for the second quarter of 2011 as compared to $42,822 for the second quarter of 2010, an increase of 6.8%.  This increase is due primarily to increased shipments in the traditional non-dedicated store business as growth in this sector has been a stated goal.  Although the number of stores in the BHF network has decreased, wholesale shipments to the stores have remained essentially flat.  Approximately 50% of wholesale shipments during the second quarter of 2011 were imported products compared to approximately 49% for the second quarter of 2010. Gross margins for the wholesale segment were 32.8% for the second quarter of 2011 and 32.4% for the second quarter of 2010. Wholesale SG&A, excluding bad debt and notes receivable valuation charges, increased $1,587 to $12,970 for the second quarter of 2011 as compared to $11,383 for the second quarter of 2010.  As a percentage of net sales, SG&A increased 1.7 percentage points to 28.3% for the second quarter of 2011 as compared to 26.6% for the second quarter of 2010.  This increase is primarily due to higher marketing, legal and employee benefit costs.  We recorded $6,200 of bad debt and notes receivable valuation charges for the second quarter of 2011 as compared with $1,059 for the second quarter of 2010.  This increase reflects a more aggressive strategy for dealing with licensees who are having difficulty in meeting their obligations to the Company.  As a part of this strategy, we acquired one store from a licensee and closed three stores with two other licensees during the quarter ended May 28, 2011.  We also acquired the operations of two other stores from a licensee subsequent to May 28, 2011.

Year-to-Date Analysis of Results – Wholesale

Net sales for the wholesale segment were $91,720 for the first six months of 2011 as compared to $83,128 for the first six months of 2010, an increase of 10.3%.  This increase is due primarily to increased shipments in the traditional non-dedicated store business as growth in this sector has been a stated goal.  Although the number of stores in the BHF network has decreased, wholesale shipments to the stores have slightly increased.  For the first half of 2011, approximately 54% of our wholesale sales were of imported product compared to 52% for the first half of 2010. Gross margins for the wholesale segment were 32.3% for the first six months of 2011 as compared to 32.2% for the first six months of 2010.  Wholesale SG&A, excluding bad debt and notes receivable valuation charges, increased $2,196 to $24,685 for the first half of 2011 as compared to $22,489 for the first half of 2010. As a percentage of net sales, SG&A decreased 0.2 percentage points to 26.9% for the first half of 2011 as compared to 27.1% for the first half of 2010.  This decrease is primarily due to greater leverage of fixed SG&A costs from higher sales volume for the first half as a whole, partially offset by higher marketing, legal and employee benefit costs during the second quarter of the year.  We recorded $13,026 of bad debt and notes receivable valuation charges for the first half of 2011 as compared with $3,764 for the first half of 2010.  This increase reflects a more aggressive strategy for dealing with licensees who are having difficulty in meeting their obligations to the Company.  As a result, we acquired four stores from two licensees and closed three stores with two other licensees during the six months ended May 28, 2011.  We also acquired the operations of two other stores from a licensee after May 28, 2011.

31 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2011
(Dollars in thousands except share and per share data)

Wholesale shipments by type:	Quarter Ended				Six Months Ended
	May 28, 2011		May 29, 2010		May 28, 2011		May 29, 2010

Wood	$20,007	43.7%	$18,011	42.1%	$40,260	43.9%	$36,865	44.3%
Upholstery	25,373	55.5%	24,305	56.8%	50,790	55.4%	45,378	54.6%
Other	371	0.8%	506	1.2%	670	0.7%	885	1.1%
Total	$45,751	100.0%	$42,822	100.0%	$91,720	100.0%	$83,128	100.0%

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $9,241 at May 28, 2011 as compared with $16,595 at May 29, 2010.  A significant portion of the $7,354 decrease in wholesale backlog is attributable to fulfilling orders during 2010 that were delayed due to stock outages during the second quarter of 2010 as well as higher orders from the 2010 Memorial Day promotion.

Retail Segment – Company-Owned Retail Stores

Results for the retail segment for the three and six months ended May 28, 2011 and May 29, 2010 are as follows:

	Quarter Ended				Six Months Ended
	May 28, 2011		May 29, 2010		May 28, 2011		May 29, 2010

Net sales	$38,009	100.0%	$30,466	100.0%	$74,988	100.0%	$57,503	100.0%
Gross profit	17,867	47.0%	14,640	48.1%	35,003	46.7%	28,204	49.0%
SG&A expense	18,210	47.9%	16,633	54.6%	37,138	49.5%	31,804	55.3%
Loss from operations (1)	$(343)	-0.9%	$(1,993)	-6.5%	$(2,135)	-2.8%	$(3,600)	-6.3%

32 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2011
(Dollars in thousands except share and per share data)

Results for comparable stores* (36 stores for the quarters ended May 28, 2011 and May 29, 2010; 32 stores for the six months ended May 28, 2011 and May 29, 2010) are as follows:

	Quarter Ended				Six Months Ended
	May 28, 2011		May 29, 2010		May 28, 2011		May 29, 2010

Net sales	$28,509	100.0%	$27,301	100.0%	$49,768	100.0%	$47,220	100.0%
Gross profit	13,759	48.3%	13,274	48.6%	24,088	48.4%	23,447	49.7%
SG&A expense	14,037	49.3%	14,082	51.6%	25,512	51.3%	25,072	53.1%
Loss from operations (1)	$(278)	-1.0%	$(808)	-3.0%	$(1,424)	-2.9%	$(1,625)	-3.4%

* “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended				Six Months Ended
	May 28, 2011		May 29, 2010		May 28, 2011		May 29, 2010

Net sales	$9,500	100.0%	$3,165	100.0%	$25,220	100.0%	$10,283	100.0%
Gross profit	4,108	43.2%	1,366	43.2%	10,915	43.3%	4,757	46.3%
SG&A expense	4,173	43.9%	2,551	80.6%	11,626	46.1%	6,732	65.5%
Loss from operations (1)	$(65)	-0.7%	$(1,185)	-37.4%	$(711)	-2.8%	$(1,975)	-19.2%

(1) Excluding the effects of restructuring and impairment charges and lease exit costs.

Quarterly Analysis of Results - Retail

Our Company-owned stores had sales of $38,009 in the second quarter of 2011 as compared to $30,466 in the second quarter of 2010, an increase of 24.8%.  The increase was comprised of a $6,335 increase primarily from additional Company-owned stores, and a $1,208, or 4.4% increase in comparable store sales. While we do not recognize sales until goods are delivered to the customer, our management tracks written sales (the dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 2.9% for the second quarter of 2011 as compared to the second quarter of 2010.

Gross margins for the quarter ended May 28, 2011 decreased 1.1 percentage points to 47.0% as compared to the quarter ended May 29, 2010 due primarily to lower margins from the store liquidation sales at the two stores closed, as well as slightly lower margins from comparable stores.  SG&A increased $1,577, primarily due to increased store count. On a comparable store basis, SG&A decreased 2.3 percentage points to 49.3% for the second quarter of 2011 as compared to the second quarter of 2010.  Operating losses for the comparable stores decreased by $530 to $278.  In all other stores, the operating loss was $65 or 0.7% of sales.

Year-to-Date Analysis of Results - Retail

Our Company-owned stores had sales of $74,988 in the first half of 2011 as compared to $57,503 in the first half of 2010, an increase of 30.4%.  The increase was comprised of a $14,937 increase primarily from additional Company-owned stores, and a $2,548, or 5.4% increase in comparable store sales. Written sales for comparable stores decreased by 0.8%.

Gross margins for the six months ended May 28, 2011 decreased 2.3 percentage points to 46.7% as compared to the six months ended May 29, 2010 due primarily to lower margins from the store liquidation sales at the seven stores closed, as well as slightly lower margins from comparable stores.  SG&A increased $5,334, primarily due to increased store count. On a comparable store basis, SG&A decreased 1.8 percentage points to 51.3% for the first half of 2011 as compared to the first half of 2010.  Operating losses for the comparable stores decreased by $201 to $1,424.  In all other stores, the operating loss was $711 or 2.8% of sales.

33 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2011
(Dollars in thousands except share and per share data)

 Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet shipped to customers, was $11,678, or an average of $265 per open store, at May 28, 2011 as compared with $13,222, or an average of $294 per open store, at May 29, 2010.  The backlog at May 29, 2010 was elevated above normal levels due to delayed shipment resulting from the stock outages we experienced during the second quarter of 2010.

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

Investment and Real Estate Segment and Other Items Affecting Net Loss

Our investments and real estate segment consists of our investments in marketable securities, our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”), equity investments in IHFC (sold during the second quarter of 2011) and Zenith, and retail real estate related to licensee stores.  Although this segment does not have operating earnings, income or loss from the segment is included in other income in our condensed consolidated statements of operations and retained earnings. Our equity investment in IHFC is not included in the identifiable assets of this segment since it had a negative book value at November 27, 2010 and was therefore included in the long-term liabilities section of our condensed consolidated balance sheet. As more fully discussed under “Liquidity and Capital Resources” in Item 2, our entire investment is IHFC was sold during the second quarter of 2011 resulting in a gain of $85,542.

 Other income and expense items are as follows:

	Quarter Ended		Six Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010

Income from marketable securities	$30	$44	$111	$2,214
Income from unconsolidated affiliated
companies, net	982	1,299	1,923	2,167
Interest expense	(439)	(718)	(1,006)	(1,628)
Loan and lease guarantee expense	(175)	(124)	(1,457)	(916)
Retail real estate impairment charges	(3,953)	-	(3,953)	-
Lease exit costs	(837)	-	(837)	-
Real estate expense, net	(124)	(110)	(266)	(237)
Other	(299)	80	(288)	99

Other income (loss), net	$(4,815)	$471	$(5,773)	$1,699

Our marketable securities portfolio consists of money market funds and fixed income securities with maturities that range from one to twenty years.

Historically, our marketable securities have been held by two different money managers and consisted of a combination of equity and fixed income securities, including money market funds.  During the second quarter of 2010, we liquidated the remaining equity holdings and reinvested those funds in money market accounts.  As a result, we recognized gains of $2,214 during the six months ended May 29, 2010.  For the six months ended May 28, 2011, we recognized gains and other investment income from our marketable securities in the amount of $111, which included $28 of gains previously recorded in other comprehensive income.

We review our marketable securities to determine whether a decline in the fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to recording an unrealized holding loss in other comprehensive income. No losses for other than temporary impairments were recognized during the six months ended May 28, 2011 or May 29, 2010.

34 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2011
(Dollars in thousands except share and per share data)

Income from unconsolidated affiliated companies, net includes income from our investment in IHFC (up to the time of the sale of our investment during the second quarter 2011) as well as income from our investment in Zenith. We recognized income (loss) from IHFC and Zenith as follows:

	Quarter Ended		Six Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
IHFC	$922	$1,250	$1,832	$2,136
Zenith	60	49	91	31

Loan and lease guarantee expense consists of adjustments to our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. We recognized expense of $175 and $1,457 for the quarter and six months ended May 28, 2011, respectively, compared to expense of $124 and $916 for the comparable 2010 periods to reflect the additional risk that we may have to assume the underlying obligations with respect to our guarantees.

Retail real estate impairment charges for the three and six months ended May 28, 2011 include non-cash asset impairment charges of $2,106 to write down idle retail locations in Henderson, Nevada and Chesterfield, Virginia to appraised value, and $1,847 to write off certain tenant improvements deemed to be unrecoverable.

Lease exit costs of $837 for the three and six months ended May 28, 2011 consist of non-cash charges incurred during the second quarter of 2011 related to lease termination costs at three idle retail locations.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.  For the three and six months ended May 28, 2011, our effective tax rate of approximately 6.8% differs from the blended statutory rate of 38% primarily due to the expected reversal of the valuation allowance on existing deferred tax assets primarily due to the expected utilization of net operating loss carryforwards and credits to significantly offset the taxable gain on the sale of an affiliate (see “Sale of IHFC” below). For the six months ended May 29, 2010, no tax benefits on the losses generated were recorded since we remained in a cumulative loss position. In addition, no general tax provision was made for the quarter ended May 29, 2010 as the pre-tax profit for that period could be offset against existing net operating loss carryforwards, and we did not expect to generate taxable income for the full year. The tax provision for the three and six months ended May 29, 2010 represents the accrual of income taxes to be paid in certain states and the accrual of penalties and interest associated with certain unrecognized tax benefits.

At November 27, 2010, we had $946 of net deferred tax assets on our balance sheet.  This represented $37,752 of gross deferred tax assets, substantially offset by a $36,806 valuation allowance.  As noted above, our projected effective tax rate for the year ended November 26, 2011 is significantly impacted by the expected reversal of a portion of this valuation allowance on existing deferred tax assets associated with the expected utilization of net operating loss carryforwards and other deductible temporary differences based, in turn, on the taxable income projections for fiscal 2011.  Intraperiod tax allocation requires significant estimates based upon management’s expectations of results for the year as a whole.  Accordingly, we estimate that approximately $18,000 of deferred tax assets will be realized in fiscal 2011 and a corresponding amount of the valuation allowance will be reversed at the end of 2011.

We currently anticipate that we will continue to have a significant amount of deferred tax assets as of November 26, 2011, substantially all of which will continue to be offset by a valuation allowance.  This allowance will remain until such time that our historical operating results and expected future income are sufficient to indicate that it is more likely than not that such assets will be realized.  Should we conclude in the future that there is adequate evidence to reverse the remaining valuation allowance, we will recognize a tax benefit in the period in which such a determination is made.

35 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2011
(Dollars in thousands except share and per share data)

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather the current difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail growth strategies.

Because new housing starts are down and consumers continue to be faced with general economic uncertainty fueled by continuing high unemployment and high fuel costs, consumer spending has decreased, resulting in significant financial losses for us and damaging the ability of certain of our licensees to generate sufficient cash flow in their businesses.  During fiscal 2009, we implemented measures to reduce operating expenses and improve working capital to enhance our cash flow, and have continued to carefully manage our cost structure and working capital throughout fiscal 2010 into the first half of fiscal 2011.

Sale of IHFC

On May 2, 2011 we completed the sale of our investment in IHFC, receiving cash proceeds of $67,752 and recording a gain of $85,542.  We have retired certain debt and other long-term obligations, settled various closed stores and idle facilities obligations, and have resumed paying a quarterly dividend and buying back stock.  We will continue to evaluate appropriate uses of available cash which may include more of such items as previously listed along with future working capital needs and modest investments in new or repositioned Corporate-owned stores.

In addition to the $67,752 of cash received upon closing of the IHFC sale, we have received or expect to receive additional cash proceeds from the sale of IHFC as follows:

Additional cash received June 2011 (1)	$1,400
Tax escrow receivable (1)	1,413
Indemnifcation escrow receivable (2)	4,695

Total remaining cash consideration receivable from IHFC sale	$7,508

(1) Included in other current assets in the accompanying condensed consolidated balance sheet at May 28, 2011.
(2) Included in other assets in the accompanying condensed consolidated balance sheet at May 28, 2011.

The tax escrow receivable represents the portion of escrowed sales proceeds expected to be released to us after the settlement of certain outstanding IHFC tax obligations. In addition, $4,695 of proceeds were placed in escrow to indemnify the purchaser with respect to various contingencies.  Any unused portions of these escrowed funds will be released to us over a three year period.  We have no reason to believe that any obligations will arise out of such contingencies and therefore expect that the escrowed funds, along with earnings thereon, will be released to us in their entirety as scheduled.

Cash Flows

Cash used in operations for the first half of 2011 was $4,621 as compared with cash provided by operations of $8,514 for the first half of 2010, a decline in operating cash flow of $13,135. This decrease is primarily attributable to settlement of accounts payable during the first quarter of 2011 related to the build-up of inventory during the second half of 2010.  In addition, funds received from the Continued Dumping and Subsidy Offset Act (“CDSOA”) in the first quarter of 2011 were $488 as compared to $1,627 of CDSOA funds received in the first quarter of 2010. Also, a cash payment of $1,500 to obtain a lease modification for one of our Company-owned store locations was funded out of operating cash flow in the second quarter of 2011.

Our overall cash position increased for the six months ended May 28, 2011 by $58,841, primarily due to the $67,752 of cash proceeds received from the sale of our interest in IHFC as discussed above, as well as a final dividend paid to us by IHFC prior to the sale in the amount of $3,756.  These cash proceeds related to our former investment in IHFC were partially offset by cash used for other investing activities which included $964 in fixed asset additions, largely for improvement to certain of our Company-owned retail stores, and an equity capital contribution to Zenith of $980, which represented our 49% share of a total $2,000 equity contribution to Zenith to partially fund their acquisition of a warehouse facility. Cash used in financing activities for the first six months of 2011 consisted primarily of payments on our mortgages and other notes payable of $5,918, and stock repurchases in the amount of $473.  In addition to the $69,912 of cash on hand, we have investments of $15,197 consisting of $14,365 in bond and money market funds and individual debt securities and $832 in Fortress.  With the current level of cash on hand, we believe we have sufficient liquidity to fund operations for the foreseeable future

36 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2011
(Dollars in thousands except share and per share data)

Receivables and Inventory

Cash collections on our accounts and notes receivable have a significant impact on our overall liquidity. While our cash flow from operations during fiscal 2009 was adversely affected by an increase in accounts receivable before reserves due to the continued difficult environment at retail resulting in lower cash collections, this trend eased somewhat during 2010. However, cash collections during the third quarter of 2010 were adversely affected by delayed shipments due to stock outages. Shipments improved significantly during the fourth quarter, and we had begun to see the expected resulting improvement in collections from our customers by the end of the year and into the first half of 2011. We expect the rate of cash collections to continue increasing as the recessionary environment subsides.

As previously discussed, we gained significant liquidity as a result of the sale of our investment in IHFC (see “Sale of IHFC” above). This liquidity event has enabled us to become more opportunistic in managing our relationships with our licensees and therefore accelerate certain licensees’ ability to rebuild their businesses after several years of extremely difficult industry conditions. As such,, during the quarter ended May 28, 2011 we cancelled certain debts of what we consider to be key licensees in select markets.  While the debts cancelled were considered to be collectible over time, we believe that, rather than requiring repayment of these obligations, we will realize a greater long-term benefit by the cancellation of these debts. In exchange for relieving the debts of these licensees and thus strengthening their respective financial positions, we believe these licensees will be in a much better position to reinvest in all aspects of their store operations (new product offerings, personnel, advertising, building appeal, etc) which will ultimately lead to increased sales and profitability of the Bassett brand. As a result of this debt cancellation, we incurred a charge for the three and six months ended May 28, 2011 of $6,447.

Our percentage of accounts receivable that are over 90 days past due has decreased from approximately 23% at November 27, 2010 to approximately 18% at May 28, 2011.  We recorded $13,026 of bad debt and notes receivable valuation charges during the first half of 2011 as compared to $3,380 during the first half of 2010.  This increase reflects a more aggressive strategy for dealing with licensees who are having difficulty in meeting their obligations to the Company.

The following table reflects our accounts receivable and notes receivable and related bad debt reserves:

	May 28, 2011	November 27, 2010

Gross accounts receivable	$24,558	$38,987
Allowance for doubtful accounts	(8,911)	(7,366)
Net accounts receivable	$15,647	$31,621

Gross notes receivable	$6,110	$14,914
Allowance for doubtful accounts
and discounts on notes receivable	(4,065)	(6,748)
Net notes receivable	$2,045	$8,166

37 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2011
(Dollars in thousands except share and per share data)

Our accounts and notes receivable reserve and notes discount activity for the six months ended May 28, 2011 is as follows:

	Accounts	Notes
	Receivable	Receivable	Total

Balance at November 27, 2010	$7,366	$6,748	$14,114
Bad debt and note valuation charges	8,397	4,629	13,026
Write-offs and other deductions	(6,852)	(7,292)	(14,144)
Discount amortization	-	(20)	(20)
Balance at May 28, 2011	$8,911	$4,065	$12,976

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

38 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2011
(Dollars in thousands except share and per share data)

Our inventories consist of the following:

	May 28, 2011	November 27, 2010
Wholesale finished goods	$25,732	$24,934
Work in process	256	244
Raw materials and supplies	5,645	6,100
Retail merchandise	17,320	18,810
Total inventories on first-in, first-out method	48,953	50,088
LIFO adjustment	(6,433)	(6,550)
Reserve for excess and obsolete inventory	(1,763)	(1,728)
	$40,757	$41,810

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance, November 27, 2010	$1,519	$209	$1,728
Additions charged to expense	808	147	955
Write-offs	(729)	(191)	(920)
Balance, May 28, 2011	$1,598	$165	$1,763

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in the second quarter of 2011 and do not anticipate that our methodology is reasonably likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

Debt

We had no borrowings outstanding on our revolving credit facility at May 28, 2011. The revolving credit facility in place at May 28, 2011 contained, among other provisions, certain financial covenants with which we were in full compliance at May 28, 2011.  With our current level of liquidity, we are in discussions with our bank to develop a new credit agreement and expect to have it in place sometime during the fourth quarter of 2011.  On July 5, 2011, we entered into a temporary renewal agreement with our bank for a $10,000 revolving line of credit that will mature September 5, 2011.  As part of the temporary agreement, we are no longer required to pledge certain of our marketable securities as collateral.

39 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2011
(Dollars in thousands except share and per share data)

We have two mortgages totaling $5,212 that will become payable during the 12 month period following May 28, 2011.  One of these mortgages in the amount of $2,435 matured during the second quarter of 2011 but remained outstanding at May 28, 2011 subject to a forbearance agreement with the lender. This mortgage was paid in full on June 30, 2011. We expect to satisfy the remaining mortgage obligations from our available cash on hand.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk:

We are exposed to market risk from increases in interest rates on our revolving credit facility. Borrowings under the credit facility, if any, bear interest at a variable rate based upon LIBOR. The interest cost of the credit facility is affected by changes in short-term interest rates and increases in those rates can adversely affect our results of operations.

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

We have potential exposure to market risk related to the current weakness in the commercial real estate market. Our retail real estate holdings of $19,020 for licensee-operated stores as well as our holdings of $33,036 for Company-owned stores at May 28, 2011 could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties in the current market. Additionally, if we are required to assume responsibility for payment under the $3,889 of lease obligations we have guaranteed on behalf of licensees as of May 28, 2011, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

40 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2011
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

41 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2011
(Dollars in thousands except share and per share data)

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)

February 27, 2011 – April 2, 2011	—	—	—	$23,317

April 3 – April 30, 2011	—	—	—	$23,317

May 1 – May 28, 2011	54,000	$8.76	54,000	$22,844

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

Exhibit 4 – Fifth Amendment to Third Amended and Restated Credit Agreement.

Exhibit 4a – Fourth Amendment to Third Amended and Restated Credit Agreement herein by reference to Form 10-Q for the fiscal quarter ended February 26, 2011.

Exhibit 4b— Second Amendment and Waiver to Third Amended and Restated Credit Agreement and Omnibus Amendment to Guaranty and Note Purchase Agreements is incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 27, 2010.

Exhibit 4c – Amended and Restated Credit Agreement and General Security Agreement with Branch Banking & Trust Company dated October 31, 2007. Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

42 of 44

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2011
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

43 of 44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/         Robert H. Spilman, Jr.
Robert H. Spilman, Jr., President and Chief Executive Officer
July 7, 2011

/s/        J. Michael Daniel
J. Michael Daniel, Vice President and Chief Accounting Officer
July 7, 2011

44 of 44