Form 10-Q
period 2011-08-27
BASSETT FURNITURE INDUSTRIES INC
filed 2011-10-06
CIK 10329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes     X       No _______

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer _______    Accelerated Filer               Non-accelerated Filer        X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes              No       X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      X       No

At September 30, 2011, 11,436,621 shares of common stock of the Registrant were outstanding.

1 of 45

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE

PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of August 27, 2011 (unaudited) and November 27, 2010 and for the periods ended August 27, 2011 (unaudited) and August 28, 2010 (unaudited)

	Condensed Consolidated Statements of Operations and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

3.	Quantitative and Qualitative Disclosures About Market Risk	41

4.	Controls and Procedures	41

PART II - OTHER INFORMATION

1.	Legal Proceedings	43

2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

3.	Defaults Upon Senior Securities	43

6.	Exhibits	43

2 of 45

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE PERIODS ENDED AUGUST 27, 2011 AND AUGUST 28, 2010 – UNAUDITED
(In thousands except per share data)

	Quarter Ended		Nine Months Ended

	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Net sales	$59,417	$58,527	$189,942	$169,263
Cost of sales	30,166	31,914	95,646	88,469
Gross profit	29,251	26,613	94,296	80,794

Selling, general and administrative expenses excluding bad debt and notes receivable valuation charges	29,267	27,577	90,653	81,107
Bad debt and notes receivable valuation charges	90	1,347	13,116	5,177
Licensee debt cancellation charges	-	-	6,447	-
Restructuring and asset impairment charges	123	-	2,082	-
Lease exit costs	-	-	3,728	-
Loss from operations	(229)	(2,311)	(21,730)	(5,490)

Gain on sale of affiliate	-	-	85,542	-
Other income (loss), net	304	(265)	(5,470)	1,435
Income (loss) before income taxes	75	(2,576)	58,342	(4,055)

Income tax benefit (expense)	342	208	(3,633)	112
Net income (loss)	$417	$(2,368)	$54,709	$(3,943)

Retained earnings-beginning of period	102,403	48,886	48,459	50,461
Purchase and retirement of common stock	(544)	-	(544)	-
Cash dividends	(346)	-	(694)	-
Retained earnings-end of period	$101,930	$46,518	$101,930	$46,518

Basic earnings (loss) per share	$0.04	$(0.21)	$4.76	$(0.34)

Diluted earnings (loss) per share	$0.04	$(0.21)	$4.72	$(0.34)

Dividends per share	$0.03	$-	$0.06	$-

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 45

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AUGUST 27, 2011 AND NOVEMBER 27, 2010
(In thousands)

	(Unaudited)
Assets	August 27, 2011	November 27, 2010
Current assets
Cash and cash equivalents	$68,889	$11,071
Accounts receivable, net	16,504	31,621
Marketable securities	3,149	-
Inventories	43,285	41,810
Other current assets	7,760	6,969
Total current assets	139,587	91,471

Property and equipment
Cost	142,663	142,362
Less accumulated depreciation	93,497	96,112
Property and equipment, net	49,166	46,250

Investments	832	15,111
Retail real estate	16,396	27,513
Notes receivable, net	1,884	7,508
Other	15,851	9,464
Total long-term assets	34,963	59,596
Total assets	$223,716	$197,317

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,637	$24,893
Accrued compensation and benefits	6,779	6,652
Customer deposits	8,363	9,171
Other accrued liabilities	13,045	11,594
Current portion of real estate notes payable	1,955	9,521
Total current liabilities	45,779	61,831

Long-term liabilities
Post employment benefit obligations	10,661	11,004
Real estate notes payable	4,181	4,295
Distributions in excess of affiliate earnings	-	7,356
Other long-term liabilities	4,462	6,526
Total long-term liabilities	19,304	29,181

Stockholders’ equity
Common stock	57,138	57,795
Retained earnings	101,930	48,459
Additional paid-in-capital	-	478
Accumulated other comprehensive loss	(435)	(427)
Total stockholders' equity	158,633	106,305
Total liabilities and stockholders’ equity	$223,716	$197,317

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 45

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED AUGUST 27, 2011 AND AUGUST 28, 2010 – UNAUDITED
(In thousands)

	Nine Months Ended
	August 27, 2011	August 28, 2010
Operating activities:
Net income (loss)	$54,709	$(3,943)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,150	4,424
Equity in undistributed income of investments and unconsolidated affiliated companies	(1,782)	(3,198)
Provision for restructuring and asset impairment charges	2,082	-
Licensee debt cancellation charges	6,447	-
Non-cash portion of lease exit costs	2,228	-
Provision for lease and loan guarantees	1,315	1,375
Bad debt and notes receivable valuation charges	13,116	5,177
Gain on mortgage settlements	(1,305)	-
Gain on sale of affiliate	(85,542)	-
Gain on sale of equity securities	-	(2,024)
Impairment and lease exit charges on retail real estate	4,790	-
Other, net	232	204
Changes in operating assets and liabilities
Accounts receivable	746	(3,527)
Inventories	1,091	(6,345)
Other current assets	248	3,091
Accounts payable and accrued liabilities	(14,859)	6,463
Net cash provided by (used in) operating activities	(12,334)	1,697

Investing activities:
Purchases of property and equipment	(2,459)	(1,805)
Proceeds from sales of property and equipment	189	4,239
Acquisition of retail licensee stores, net of cash acquired	-	(378)
Proceeds from sale of affiliate	69,152	-
Release of collateral restrictions on cash equivalents	11,240	-
Proceeds from sales of investments	2,925	8,937
Purchases of investments	(2,925)	(8,687)
Dividends from affiliate	3,756	937
Equity contribution to affiliate	(980)	-
Net cash received on notes	127	424
Net cash provided by investing activities	81,025	3,667

Financing activities:
Net repayments under revolving credit facility	-	(15,000)
Repayments of real estate notes payable	(6,375)	(7,309)
Issuance of common stock	136	107
Repurchases of common stock	(2,084)	-
Cash dividends	(348)	-
Payments on other notes	(2,202)	(784)
Net cash used in financing activities	(10,873)	(22,986)
Change in cash and cash equivalents	57,818	(17,622)
Cash and cash equivalents - beginning of period	11,071	23,221
Cash and cash equivalents - end of period	$68,889	$5,599

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (“Bassett”, “we”, “our”, or the “Company”) and our wholly-owned subsidiaries of which we have operating control. The equity method of accounting is used for our investments in affiliated companies in which we exercise significant influence but do not maintain control.

For comparative purposes, certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 presentation.

References to “ASC” included hereinafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board as the source of authoritative GAAP.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and nine months ended August 27, 2011 are not necessarily indicative of results for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 27, 2010.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. For the three months ended August 27, 2011 and the three and nine months ended August 28, 2010, our tax benefit was primarily due to changes in estimates regarding our accruals for uncertain tax positions. For the three and nine months ended August 28, 2010, no tax benefits on the losses generated were recorded since we remained in a cumulative loss position. For the nine months ended August 27, 2011, our effective tax rate of approximately 6.2% differs from the blended statutory rate of 38.0% primarily due to the expected reversal of the valuation allowance on existing deferred tax assets primarily due to the expected utilization of net operating loss carryforwards and credits to significantly offset the taxable gain on the sale of an affiliate (see Note 7).

3. Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer.

6 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
(Dollars in thousands except share and per share data)

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

	Quarter Ended		Nine Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Revenue deferred	$424	$147	$1,678	$862
Cost deferred	297	103	1,175	603

The cumulative amount of deferred gross profit is carried in the accompanying balance sheets as a reduction of gross accounts receivable until payment is received.  The reduction of gross accounts receivable related to deferred gross profit was $518 and $494 at August 27, 2011 and November 27, 2010, respectively. Net sales and cost of sales in the condensed consolidated statements of operations and retained earnings exclude the full amounts of the deferred revenue and cost shown above.

4. Accounts Receivable

Accounts receivable consists of the following:

	August 27, 2011	November 27, 2010
Gross accounts receivable	$23,557	$38,987
Allowance for doubtful accounts	(7,053)	(7,366)
Net accounts receivable	$16,504	$31,621

Activity in the allowance for doubtful accounts was as follows:

Balance at November 27, 2010	$7,366
Additions charged to expense	8,479
Write-offs and other deductions	(8,792)
Balance at August 27, 2011	$7,053

Additions to the reserve charged to expense include $69 and $1,846 of bad debt charges recognized in the settlement of receivables owed by licensees acquired during the three and nine months ended August 27, 2011, respectively (see Note 10).  Also, $1,227 and $3,847 of the write-offs and other deductions during the three and nine months ended August 27, 2011, respectively,  related to the acquired licensees.

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures.  See Note 14.

7 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
(Dollars in thousands except share and per share data)

5. Inventories

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method.

Inventories were comprised of the following:

	August 27, 2011	November 27, 2010
Wholesale finished goods	$26,719	$24,934
Work in process	249	244
Raw materials and supplies	5,944	6,100
Retail merchandise	18,592	18,810
Total inventories on first-in, first-out method	51,504	50,088
LIFO adjustment	(6,557)	(6,550)
Reserve for excess and obsolete inventory	(1,662)	(1,728)
	$43,285	$41,810

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 27, 2010	$1,519	$209	$1,728
Additions charged to expense	1,199	39	1,238
Write-offs	(1,086)	(218)	(1,304)
Balance at August 27, 2011	$1,632	$30	$1,662

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2011 and do not anticipate that our methodology is likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

8 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
(Dollars in thousands except share and per share data)

6. Notes Receivable

Our notes receivable consist of the following:

	August 27, 2011	November 27, 2010
Notes receivable	$6,024	$14,914
Allowance for doubtful accounts and discounts on notes receivable	(4,065)	(6,748)
Notes receivable, net	1,959	8,166
Less: current portion of notes receivable	(75)	(658)
Long term notes receivable	$1,884	$7,508

Our notes receivable, which bear interest at rates ranging from 2% to 6%, consist primarily of amounts due from our licensees from loans made by the Company to help licensees fund their operations.  Approximately 43% and 61% of our notes receivable represent conversions of past due accounts receivable at August 27, 2011 and November 27, 2010, respectively.  We have discontinued these conversions and have no plans to resume this practice. At the inception of the note receivable, we determined whether the note carried a market rate of interest. A discount on the note was recorded if we determined that the note carried an interest rate below the market rate.  We amortize the related note discount over the contractual term of the note and cease amortizing the discount to interest income when the present value of expected future cash flows is less than the carrying value of the note.   Interest income on the notes receivable, which is included in other income (loss), net, was as follows:

	Quarter Ended		Nine Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Interest income	$27	$125	$102	$392

The initial carrying value of the notes receivable was determined using present value techniques which consider the fair market rate of interest based on the licensee’s risk profile and estimated cash flows to be received. The estimated fair value of our notes receivable portfolio was $1,959 at August 27, 2011 and $8,212 at November 27, 2010.  The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures.  See Note 14.

Substantially all of our notes receivable comprise a single portfolio segment of financing receivables consisting of notes receivable from current and former licensees. These notes receivable are evaluated in three classes – those due from current licensees, those due from former licensees which are secured by real estate, and those due from former licensees which are unsecured. On a quarterly basis, we examine these notes receivable for evidence of impairment. With respect to current licensees,  we consider factors such as licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee, licensee sales and any underlying collateral.  Our evaluation of former licensees is primarily based upon payment history and an evaluation of the underlying collateral. After considering these factors, should we believe that all or a portion of the expected cash flows attributable to the note receivable will not be received, we record an impairment charge on the note by estimating future cash flows and discounting them at the effective interest rate.  Any difference between the estimated discounted cash flows and the carrying value of the note is recorded as an increase to the allowance for doubtful accounts.  Notes receivable are charged off if they are deemed to be uncollectible with no recoverable collateral value. Each note within a class is evaluated individually using the criteria described above as applicable to its respective class.

9 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
(Dollars in thousands except share and per share data)

These notes receivable, as well as our accounts receivable, are generally secured by the filing of security statements in accordance with the Uniform Commercial Code and/or real estate owned by the maker of the note and in some cases, personal guarantees by our licensees.

Our investment in notes receivable and related allowances, disaggregated by class, are as follows at August 27, 2011:

		Allowance for
	Gross	Doubtful Accounts	Notes Receivable
	Notes Receivable	and Discounts	Net

Due from current licensees	$1,529	$(1,454)	$75
Due from former licencees:
Secured by real estate	2,657	(975)	1,682
Unsecured	1,636	(1,636)	-
Other notes	202	-	202

Balance at August 27, 2011	$6,024	$(4,065)	$1,959

The notes receivable shown above by class include impaired notes and related allowances as of August 27, 2011 as follows:

		Allowance for
	Gross	Doubtful Accounts	Notes Receivable
	Notes Receivable	and Discounts	Net

Due from current licensees	$1,454	$(1,454)	$-
Due from former licencees:
Secured by real estate	1,558	(975)	583
Unsecured	1,636	(1,636)	-

Balance at August 27, 2011	$4,648	$(4,065)	$583

The average recorded investment in the impaired loans by class for the nine months ended August 27, 2011 was as follows:

Due from current licensees	$1,124
Due from former licencess:
Secured by real estate	783
Unsecured	115
Total average recorded investment in impaired loans	$2,022

10 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
(Dollars in thousands except share and per share data)

The aging of our investment in notes receivable by class, based on scheduled principal due dates, is as follows at August 27, 2011:

			30-90 Days	Over 90 Days
	Current		Past Due	Past Due		Total

Due from current licensees	$1,411	(1)	$11	$107		$1,529
Due from former licencees:
Secured by real estate	1,061		29	1,567	(2)	2,657
Unsecured	-		-	1,636	(2)	1,636
Other notes	202		-	-		202

Balance at August 27, 2011	$2,674		$40	$3,310		$6,024

(1) Current balance includes principal of $625 on notes which currently require payments of interest only.
(2) Balance over 90 days past due represents notes in default.

The change in our allowance for doubtful accounts and discounts for the nine months ended August 27, 2011, disaggregated by class, is as follows:

		Due from Former Licensees
	Due from Current Licensees	Secured by Real Estate	Unsecured	Other Notes	Total

Balance at November 27, 2010	$4,825	$575	$1,348	$-	$6,748
Additions charged to expense	3,949	400	288	-	4,637
Write-offs and other deductions	(7,292)	-	-	-	(7,292)
Amortization of discounts	(28)	-	-	-	(28)
Balance at August 27, 2011	$1,454	$975	$1,636	$-	$4,065

Additions charged to expense with respect to the allowance for notes due from current licensees for the three and nine months ended August 27, 2011 include $0 and $663, respectively, related to the settlement of notes receivable due from a licensee acquired during the first quarter of 2011 (see Note 10).

11 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
(Dollars in thousands except share and per share data)

7.  Unconsolidated Affiliated Companies

On May 2, 2011 we sold our 46.9% interest in International Home Furnishings Center, Inc. (“IHFC”) to International Market Centers, L.P. (“IMC”).  Consideration received, the balance of our investment in IHFC at the time of sale, and the resulting gain from the sale are as follows:

Consideration received:
Cash	$69,152
Tax escrow receivable (1)	1,413
Indemnifcation escrow receivable (2)	4,695
Investment in IMC (2)	1,000

Total consideration received	$76,260

Investment in IHFC:
Distributions in excess of affiliate earnings	9,282

Gain on sale of affiliate	$85,542

(1) Included in other current assets in the accompanying condensed consolidated balance sheet at August 27, 2011.
(2) Included in other assets in the accompanying condensed consolidated balance sheet at
August 27, 2011.

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

	Quarter Ended		Nine Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Income recorded	$-	$998	$1,832	$3,134
Dividends received	-	-	3,756	937

The income is included in other income (loss), net in our condensed consolidated statements of operations and retained earnings.

12 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
(Dollars in thousands except share and per share data)

Summarized unaudited income statement information for IHFC for its first five months of fiscal 2011 up to the sale of our investment and nine months of 2010 is as follows:

	2011	2010
	(five months)	(nine months)
Revenue	$15,875	$27,803
Operating income	9,876	14,885
Net income	3,908	6,689

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers.  We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business.  In addition, Zenith provides home delivery services for several of our Company-owned retail stores.  Our investment in Zenith was $6,079 and $5,147 at August 27, 2011 and November 27, 2010, respectively.  During the second quarter of 2011, we made an additional cash investment of $980, which represented our 49% share of a total $2,000 equity contribution to Zenith to partially fund their acquisition of a warehouse facility.

We recorded the following income from Zenith in other income (loss), net in our condensed consolidated statements of operations and retained earnings:

	Quarter Ended		Nine Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Income (loss)	$(139)	$(4)	$(48)	$27
Dividends received	-	-	-	-

8. Real Estate Notes Payable and Revolving Credit Facility

Certain of our retail real estate properties have been financed through commercial mortgages with interest rates ranging from 6.73% to 8.21%. These mortgages are collateralized by the respective properties with net book values totaling approximately $8,473 and $21,721 at August 27, 2011 and November 27, 2010, respectively. The current portion of these mortgages, $1,955 and $9,521 as of August 27, 2011 and November 27, 2010, respectively, has been included as a current liability in the accompanying condensed consolidated balance sheets. The long-term portion, $4,181 and $4,295 as of August 27, 2011 and November 27, 2010, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets.  At the end of the first quarter of 2011, we entered into Discounted Payoff Agreements (“DPOs”) with the lenders on two mortgages which were subsequently paid off during the second quarter of 2011. Under the terms of these DPOs the remaining balance owed was reduced, resulting in a $436 gain on the settlement of these mortgages.  In addition, at the end of the third quarter of 2011, we entered into a DPO with another lender on one mortgage which was subsequently paid off during the first part of the fourth quarter of 2011 for $1,800.  Under the terms of this DPO the remaining balance owed was reduced, resulting in an $869 gain on the settlement of the mortgage. The gains of $869 and $1,305 for the three and nine months ended August 27, 2011, respectively, are included in other income (loss), net, in our condensed consolidated statements of operations and retained earnings.

The fair value of these mortgages was $5,836 and $13,556 at August 27, 2011 and November 27, 2010, respectively.  In determining the fair value the Company utilized current market interest rates for similar instruments.  The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

With our current level of liquidity, we have substantially reduced the size of our line of credit with our bank.  On July 5, 2011, we entered into a temporary renewal agreement with our bank for a $10,000 revolving line of credit that matured September 5, 2011.  On September 28, 2011, we received a commitment letter from our bank offering a $3,000 line of credit which will be used primarily to back our outstanding letters of credit. This new credit facility will contain covenants requiring us to maintain certain key financial ratios, however there will be no requirement to pledge assets as collateral.

13 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
(Dollars in thousands except share and per share data)

At August 27, 2011, we had $3,321 outstanding under standby letters of credit.

9. Comprehensive Income

The following table provides a summary of total comprehensive income (loss):

	Quarter Ended		Nine Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Net income (loss)	$417	$(2,368)	$54,709	$(3,943)

Other comprehensive income (loss):
Net change in unrealized holding gains & losses	(2)	91	(27)	(1,861)
Amortization associated with SERP Plan	6	6	19	19

Total comprehensive income (loss)	$421	$(2,271)	$54,701	$(5,785)

The following table provides a summary of the changes in accumulated other comprehensive income (loss):

Balance at November 27, 2010	$(427)
Net change in unrealized holding gains & losses	(27)
Amortization associated with SERP Plan	19

Balance at August 27, 2011	$(435)

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

During the nine months ended August 27, 2011, we acquired three retail stores operated by a licensee in Virginia, two operated by a licensee in Kentucky and Ohio, and one from another licensee in Nevada. During the nine months ended August 28, 2010, we acquired eight retail stores operated by six licensees in Maryland, Missouri, Illinois, New York, Alabama, Mississippi and California. Six stores were acquired pursuant to foreclosure on the underlying assets subject to the terms of our security agreements with the licensees.  Two stores were acquired from licensees following their requests for a buyout.

14 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
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

	Quarter Ended		Nine Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Bad debt expense & notes receivable valuation charges	$69	$537	$2,509	$2,332
Loan & lease guarantee expense*	-	478	421	687
Total charges	$69	$1,015	$2,930	$3,019

*	Included in other income (loss), net in the condensed consolidated statements of operations and retained earnings.

The following table summarizes the net assets acquired and consideration given in the store acquisitions:

	Quarter Ended		Nine Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Net assets acquired:
Inventory	$837	$844	$2,566	$2,980
Property & equipment/other	152	650	719	2,938
Customer deposits and other accrued expenses	(682)	(752)	(2,156)	(2,790)

Total net assets acquired	$307	$742	$1,129	$3,128

Consideration given:
Accounts receivable	$307	$742	$1,129	$2,751
Cash	-	-	-	377

Total consideration	$307	$742	$1,129	$3,128

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

15 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
(Dollars in thousands except share and per share data)

Due to the level of settlements involved with these acquisitions and the related losses recognized, no goodwill was recognized in these store acquisitions.  The pro forma impact of the acquisitions on current and prior periods is not presented as we believe it is impractical to do so. We were not able to compile what we believed to be complete, accurate and reliable accounting information to use as a basis for pro forma presentations without an unreasonable effort.  Net sales and operating loss generated by these stores subsequent to their acquisition were as follows:

	Quarter Ended		Nine Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Net sales	$2,551	$4,665	$6,321	$10,125
Operating loss	(418)	(794)	(318)	(1,546)

Subsequent to August 27, 2011, we acquired the operations of three retail stores from one licensee in Connecticut. The acquisition was funded through the exchange of existing accounts receivable for net assets acquired of approximately $1,600. We do not expect to incur any charges against earnings in the fourth quarter of 2011 in connection with this acquisition.

11. Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores.  We had obligations of $68,998 and $80,324 at August 27, 2011 and November 27, 2010, respectively, for future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators.  Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,875 and $5,856 at August 27, 2011 and November 27, 2010, respectively.

We have also guaranteed loans to certain of our licensees to finance initial inventory packages and other operating requirements for those stores. These loans generally have three year terms.  The total contingent liabilities with respect to these loan guarantees as of August 27, 2011 and November 27, 2010 were $324 and $2,296, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease and loan guarantees (an estimate of the cost to the Company to perform on these guarantees) at August 27, 2011 and November 27, 2010 was $799 and $2,304, respectively, and is recorded in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

16 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
(Dollars in thousands except share and per share data)

12.  Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives.  The liability for this plan was $8,689 and $8,866 as of August 27, 2011 and November 27, 2010, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	August 27, 2011	November 27, 2010
Other accrued liabilities	$846	$846
Post employment benefit obligations	7,843	8,020

Total pension liability	$8,689	$8,866

Components of net periodic pension costs are as follows:

	Quarter Ended		Nine Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Service cost	$12	$11	$36	$33
Interest cost	105	105	315	317
Amortization of transition obligation	11	10	33	32

Net periodic pension cost	$128	$126	$384	$382

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $83 and $102 for the quarters ended August 27, 2011 and August 28, 2010 respectively, and $249 and $204 for the nine months ended August 27, 2011 and August 28, 2010, respectively.  Our liability under this plan was $2,818 and $2,985 as of August 27, 2011 and November 27, 2010, respectively, and is reflected in post employment benefit obligations.

17 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
(Dollars in thousands except share and per share data)

13. Earnings Per Share

The following reconciles basic and diluted loss per share:

	Net Income (Loss)	Weighted Average Shares	Net Income (Loss) Per Share
For the quarter ended August 27, 2011:

Basic earnings per share	$417	11,454,409	$0.04
Add effect of dilutive securities:
Options and restricted shares	-	124,849	-
Diluted earnings per share	$417	11,579,258	$0.04

For the quarter ended August 28, 2010:

Basic earnings per share	$(2,368)	11,484,959	$(0.21)
Add effect of dilutive securities:
Options and restricted shares*	-	-	-
Diluted earnings per share	$(2,368)	11,484,959	$(0.21)

For the nine months ended August 27, 2011:

Basic earnings per share	$54,709	11,492,497	$4.76
Add effect of dilutive securities:
Options and restricted shares	-	87,826	(0.04)
Diluted earnings per share	$54,709	11,580,323	$4.72

For the nine months ended August 28, 2010:

Basic loss per share	$(3,943)	11,447,397	$(0.34)
Add effect of dilutive securities:
Options and restricted shares *	-	-	-
Diluted loss per share	$(3,943)	11,447,397	$(0.34)

* Due to the net loss, the potentially dilutive securities would have been anti-dilutive and are therefore excluded.

Options to purchase 928,514 and 1,048,000 shares of common stock at August 27, 2011 and August 28, 2010, respectively, were excluded from the computation as their effect is anti-dilutive.

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

Our investments consist of our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”) with a value of $832 and a portfolio of marketable securities with a value of $3,149 at August 27, 2011.  At November 27, 2010, our investments included our investment in Fortress of $832 and $14,279 in our marketable securities portfolio.  Collectively, these were included in investments in the accompanying condensed consolidated balance sheets at November 27, 2010.

18 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
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

Previously, our marketable securities, including money market shares, had been pledged as collateral under our former revolving credit facility (see Note 8). Although we had the ability to buy and sell the individual marketable securities, we were required to maintain a certain dollar amount in those brokerage accounts subject to the Securities Account Control Agreement as part of the revolving credit facility, and securities or proceeds from the sale thereof were not available for our general use.  Accordingly, they were classified as non-current assets in our balance sheet. As of July 5, 2011, these securities are no longer required to be pledged as security under our credit agreement. Due to the termination of the collateral pledge, we now include the balance of our investment in money market shares in cash and cash equivalents in the accompanying condensed consolidated balance sheet as of August 27, 2011, with the remaining available-for-sale securities classified as marketable securities in current assets. As of August 27, 2011, available-for-sale securities consisted of the following:

	Cost	Gross Unrealized		Market
	Basis	Gains	Losses	Value

Bond mutual fund shares	$1,175	$192	$-	$1,367
Government agency obligations	853	45	-	898
US Treasury obligations	863	21	-	884

	$2,891	$258	$-	$3,149

As of November 27, 2010, available-for-sale securities consisted of the following:

	Cost	Gross Unrealized		Market
	Basis	Gains	Losses	Value

Money market shares	$11,368	$-	$-	$11,368
Bond mutual fund shares	990	224	-	1,214
Government agency obligations	761	45	-	806
US Treasury obligations	876	15	-	891

	$13,995	$284	$-	$14,279

The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income.  Realized earnings were $26 and $33 for the three months ended August 27, 2011 and August 28, 2010, respectively, and $137 and $2,246 for the nine months ended August 27, 2011 and August 28, 2010, respectively.  Realized earnings for the nine months ended August 27, 2011 include $28 of gains previously recorded in other comprehensive income. Realized earnings for the nine months ended August 28, 2010, include $1,913 of gains and $21 of losses previously recorded in other comprehensive income. These amounts are recorded in other income (loss), net in our condensed consolidated statements of operations and retained earnings.  Of the $1,782 in fixed income securities, $749 matures in less than five years with the remainder being long-term and maturing in greater than 20 years.

19 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
(Dollars in thousands except share and per share data)

In accordance with ASC Topic 320, Investments – Debt and Equity Securities, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary.   Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss.    No losses for other than temporary impairments were recognized during the three and nine months ended August 27, 2011 and August 28, 2010.

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

The fair values of our marketable securities and our investment in Fortress based on the level of inputs are summarized below:

	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities	$3,149	$-	$-	$3,149
Investment in Fortress	-	-	832	832
Total Assets	$3,149	$-	$832	$3,981

There have been no material changes to the assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the nine months ended August 27, 2011.

20 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
(Dollars in thousands except share and per share data)

The carrying values and approximate fair values of certain financial instruments were as follows:

	August 27, 2011		November 27, 2010
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Assets:
Cash and cash equivalents	$68,889	$68,889	$11,071	$11,071
Accounts receivable, net	16,504	16,504	31,621	31,621
Notes receivable, net	1,959	1,959	8,166	8,212
Investments	832	832	15,111	15,111

Liabilities:
Accounts payable	$15,637	15,637	$24,893	$24,893
Real estate notes payable	6,136	5,836	13,816	13,556
Lease/loan guarantee reserves	799	799	2,304	2,304

15. Restructuring, Asset Impairment, and Other Charges

During the three and nine months ended August 27, 2011 and August 28, 2010, we incurred the following charges included in income (loss) from operations:

	Quarter Ended		Nine Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010

Licensee debt cancellation charges	$-	$-	$6,447	$-

Restructuring and asset impairment charges:
Write-downs and demolition costs related to idle manufacturing facilities	$123	$-	$1,116	$-
Asset write-downs related to Company-owned retail store closures	-	-	966	-

Total restructuring and asset impairment charges	$123	$-	$2,082	$-

Lease exit costs:
Lease exit costs related to Company-owned retail store closures	$-	$-	$1,221	$-
Charge for modification of existing Company-owned retail store lease	-	-	1,500	-
Changes in estimates related to previously closed Company-owned retail stores	-	-	1,007	-

Total lease exit costs	$-	$-	$3,728	$-
Total charges related to debt cancellation, restructuring, and lease exit costs included in loss from operations	$123	$-	$12,257	$-

21 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
(Dollars in thousands except share and per share data)

Licensee Debt Cancellation Charges

During the quarter ended May 28, 2011, we gained significant liquidity as a result of the sale of our investment in IHFC (see Note 7). This liquidity event has enabled us to become more opportunistic in managing our relationships with our licensees and therefore accelerate certain licensees’ ability to rebuild their businesses after several years of extremely difficult industry conditions. As such, during the quarter ended May 28, 2011, we cancelled certain debts of what we consider to be key licensees in select markets.  While the debts cancelled were considered to be collectible over time, we believe that, rather than requiring repayment of these obligations, we will realize a greater long-term benefit by the cancellation of these debts. In exchange for relieving the debts of these licensees and thus strengthening their respective financial positions, we believe these licensees will be in a much better position to reinvest in all aspects of their store operations (new product offerings, personnel, advertising, building appeal, etc) which will ultimately lead to increased sales and profitability of the Bassett brand. As a result of this debt cancellation, we incurred a charge for the nine months ended August 27, 2011 of $6,447.

Restructuring and Asset Impairment Charges

During the nine months ended August 27, 2011, we recorded asset impairment charges of $2,082. During the three months ended August 27, 2011 we incurred costs of $123 for the demolition of a previously closed facility in Bassett, Virginia. During the three months ended May 28, 2011 we incurred non-cash charges which included: $87 for the write-off of leasehold improvements related to the closure of a retail store in Albuquerque, New Mexico; $566 for the additional write-down of a previously closed manufacturing facility in Mt. Airy, North Carolina; and $428 for the additional write-down of a previously closed manufacturing facility in Bassett, Virginia. During the three months ended February 26, 2011 we recorded non-cash impairment charges of $879 for the write-off of leasehold improvements and other assets due to the closure of five retail locations in Bear, Delaware; Bel Air, Maryland; Carol Stream, Illinois; Frederick, Maryland; and Spanish Fort, Alabama. Total non-cash impairment charges described above for the nine months ended August 27, 2011 were $1,959.  The write-downs of the previously closed manufacturing facilities are based on our estimates of their fair values.  The inputs into these fair value estimates reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

Lease Exit Costs

During the nine months ended August 27, 2011, we recorded charges of $3,728 for lease exit costs and lease modifications, none of which were incurred during the three months ended August 27, 2011. During the three months ended May 28, 2011, we recorded charges of $2,844 which included a non-cash charge of $337 for lease exit costs related to the closure of a retail store in Albuquerque, New Mexico; non-cash charges of $1,007 to reflect reduced estimates of recoverable lease costs at four previously closed retail locations; and a charge of $1,500 for a cash payment made for the modification of an existing lease at one of our Company-owned retail store locations. During the three months ended February 26, 2011, we recorded non-cash charges of $884 for lease exit costs associated with the closure of the Bel Air and Frederick, Maryland stores as well as a previously closed location in Lewisville, Texas.

Other income (loss), net for the nine months ended August 27, 2011 includes non-cash charges of $4,790 for asset impairments and lease termination costs associated with our retail real estate investments, including: asset impairment charges of $2,106 to write down idle retail locations in Henderson, Nevada and Chesterfield, Virginia to appraised values; $1,847 to write off certain tenant improvements deemed to be unrecoverable; $661 related to lease termination costs for a closed licensee store; and $176 related to adjustments of previous estimates. The write-downs of the retail assets are based on our estimates of their fair values.  The inputs into these fair value estimates reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

22 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
(Dollars in thousands except share and per share data)

The following table summarizes the activity related to our accrued lease exit costs:

Balance at November 27, 2010	$2,847

Provisions associated with Company-owned retail store closures	1,221
Provisions associated with licensee store closings	661
Provisions made to adjust previous estimates	1,550
Payments on unexpired leases	(1,444)
Accretion of interest on obligations	82

Balance at August 27, 2011	$4,917

Current portion included in other accrued liabilities	$2,991
Long-term portion included in other long-term liabilities	1,926
$4,917

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

In July 2010, the FASB issued ASU No. 2010-20, which updates the guidance in ASC Topic 310, Receivables, related to disclosures about the credit quality of financing receivables and the allowance for credit losses.  The new disclosures require disaggregated information related to financing receivables and include for each class of financing receivables, among other things: a rollforward for the allowance for credit losses, credit quality information, impaired loan information, modification information, non-accrual and past-due information.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  In January 2011, ASU No. 2011-01 delayed the effective date for certain requirements of ASU 2010-20 regarding disclosures about troubled debt restructurings until guidance could be issued as to what constitutes a troubled debt restructuring. In April 2011, ASU 2011-02 was issued to provide such guidance and requires disclosures about troubled debt restructurings to become effective for periods beginning on or after June 15, 2011. Accordingly, we have implemented the guidance for period-end disclosures effective as of the end of our first quarter of fiscal 2011, we have implemented the guidance for period activity disclosures during our second quarter of fiscal 2011, and we will implement the guidance regarding troubled debt restructurings as of the beginning of our third quarter of fiscal 2011. The adoption of this guidance has not had a material impact on our financial position or results of operations.

23 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
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

In May 2011, the FASB issued ASU No. 2011-04, which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011, and early application is not permitted. This guidance will become effective for us as of the beginning of our second quarter of fiscal 2012.The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, which updated the guidance in ASC Topic 220, Comprehensive Income. Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and early application is permitted. This guidance will become effective for us as of the beginning of our 2013 fiscal year. The adoption of this guidance will not have an impact on our financial position or results of operations.

24 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
(Dollars in thousands except share and per share data)

In September 2011, the FASB issued ASU No. 2011-08, which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other. The amendments in ASU 2011-08 affect all entities that have goodwill reported in their financial statements. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this Update include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, however the examples are not intended to be all-inclusive and an entity my identify other relevant events and circumstances to consider in making the determination. The examples in this Update supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative should consider in determining whether to perform the second step of the impairment test. Under the amendments in this Update, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. This guidance will become effective for us for interim and annual goodwill impairment tests performed for our 2013 fiscal year. Early adoption is permitted. We are currently evaluating the impact, if any, that adoption may have on our financial position or results of operations.

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

Our investments/real estate segment consists of our investments, distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee stores. Although this segment does not have operating earnings, income or loss from the segment is included in other income (loss), net, in our condensed consolidated statements of operations and retained earnings. Our equity investment in IHFC is not included in the identifiable assets of this segment since it had a negative book value at November 27, 2010 and was therefore included in the long-term liabilities section of our condensed consolidated balance sheet. Our entire investment in IHFC was sold during the second quarter of 2011. See Note 7 for further discussion of IHFC.

Inter-company net sales elimination represents the elimination of wholesale sales to our Company-owned stores. Inter-company income elimination represents the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the end retail consumer.

25 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
August 27, 2011
(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Nine Month Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Net Sales
Wholesale	$41,905	$43,805	$133,626	$126,933
Retail	33,609	29,896	108,598	87,399
Inter-company elimination	(16,097)	(15,174)	(52,282)	(45,069)
Consolidated	$59,417	$58,527	$189,942	$169,263

Income (loss) from Operations
Wholesale	$1,540	$385	$(6,504)	$873
Retail	(1,775)	(2,924)	(3,911)	(6,524)
Inter-company elimination	129	228	942	161
Licensee debt cancellation charge	-	-	(6,447)	-
Restructuring and asset impairment charges	(123)	-	(2,082)	-
Lease exit costs	-	-	(3,728)	-
Consolidated	$(229)	$(2,311)	$(21,730)	$(5,490)

Depreciation and Amortization
Wholesale	$271	$372	$959	$1,301
Retail	832	807	2,483	2,270
Investments/real estate	140	286	708	853
Consolidated	$1,243	$1,465	$4,150	$4,424

Capital Expenditures
Wholesale	$361	$145	$493	$395
Retail	1,134	157	1,966	1,410
Consolidated	$1,495	$302	$2,459	$1,805

	As of	As of
Identifiable Assets	August 27, 2011	November 27, 2010
Wholesale	$145,591	$95,957
Retail	57,748	58,736
Investments/real estate	20,377	42,624
Consolidated	$223,716	$197,317

26 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 27, 2011
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

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our” or the “Company”), based in Bassett, Virginia, is a leading vertically integrated manufacturer, importer and retailer of high quality, mid-priced home furnishings. With 89 Bassett Home Furnishings (“BHF”) and Bassett Furniture Direct stores, we have leveraged our strong brand name in furniture into a network of licensed and corporate stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 750 upholstery fabrics, free in-home design visits, and perfectly coordinated decorating accessories.  We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor.

In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other multi-line furniture stores, many of which feature Bassett galleries or design centers.  Bassettbaby® cribs and casegoods as well as certain upholstery products are sold through specialty stores and mass merchants. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.  In September of 2011, we announced the formation of a strategic partnership with HGTV to create an HGTV HOME-branded line of custom upholstery and accent furniture available in BHF stores in 2012. This strategic alliance will bring together our knowledge of the furniture industry through experience in building hand-crafted furniture with the popularity and credibility of the HGTV brand.

Our store network included 46 Company-owned and operated stores and 43 licensee-owned stores at August 27, 2011. During the nine months ended August 27, 2011, we acquired six retail stores: three operated by a licensee in Virginia: two operated by another licensee in Kentucky and Ohio; and one from another licensee in Nevada. We closed seven underperforming Company-owned stores located in Spanish Fort, Alabama; Frederick, Maryland; Bel Air, Maryland;  Bear, Delaware; Carol Stream, Illinois; Albuquerque, New Mexico; and Chesterfield, Virginia.  These closures resulted in charges of $966 and $773 for asset impairment and lease exit costs, respectively, during the nine months ended August 27, 2011.  During the nine months ended August 27, 2011, we also recorded an additional $1,455 in lease exit charges for several previously closed stores due to changes in circumstances affecting our expected ability to partially recover our future lease obligations in those locations.  All of these lease exit costs were incurred prior to our fiscal third quarter. During our second fiscal quarter ended May 28, 2011 we incurred a charge of $1,500 for a cash payment made for the modification of an existing lease of one of our Company-owned store locations. In addition to the changes in our Company-owned stores during the nine months ended August 27, 2011, we terminated the Bassett license agreement for certain licensees resulting in the closure of five stores. Four of these stores completed store liquidation sales during the second quarter of 2011, with the fifth completed during the third quarter.  As a result of these licensee terminations, we incurred loan guarantee charges of $412 during the nine months ended August 27, 2011.

27 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 27, 2011
(Dollars in thousands except share and per share data)

The following table summarizes the changes in store count during the nine months ended August 27, 2011:

	November 27, 2010	Openings	Closed	Transfers	August 27, 2011
Licensee-owned stores	54	-	(5)	(6)	43
Company-owned stores	47	-	(7)	6	46

Total	101	-	(12)	-	89

During our second fiscal quarter ended May 28, 2011, we gained significant liquidity as a result of the sale of our investment in IHFC (see “Sale of IHFC” below). This liquidity event has enabled us to become more opportunistic in managing our relationships with our licensees and therefore accelerate certain licensees’ ability to rebuild their businesses after several years of extremely difficult industry conditions. As such, during the second quarter we cancelled certain debts of what we consider to be key licensees in select markets.  While the debts cancelled were considered to be collectible over time, we believe that, rather than requiring repayment of these obligations, we will realize a greater long-term benefit by the cancellation of these debts. In exchange for relieving the debts of these licensees and thus strengthening their respective financial positions, we believe these licensees will be in a much better position to reinvest in all aspects of their store operations (new product offerings, personnel, advertising, building appeal, etc), which will ultimately lead to increased sales and profitability of the Bassett brand. As a result of this debt cancellation, we incurred a charge in the second quarter of $6,447.

Our wholesale operations include an upholstery complex in Newton, North Carolina that produces a wide range of upholstered furniture.  We believe that we are an industry leader with our quick-ship custom upholstery offerings.  We also operate a custom dining manufacturing facility in Martinsville, Virginia.  Most of our wood furniture and certain upholstery offerings are sourced from several foreign plants, primarily in China and Vietnam.  We define imported product as fully finished product that is sourced internationally. For the first nine months of 2011, approximately 53% of our wholesale sales were of imported product compared to 52% for the first nine months of 2010.

Overall conditions for our industry and our Company have been difficult over the past several years although we have seen some slight improvement during the last year. Nevertheless, we have continued to face significant economic pressures as new housing starts remain down and consumers continue to be faced with general economic uncertainty fueled by continuing high unemployment, high fuel prices, and renewed financial market volatility.  These conditions have significantly limited the resumption of growth for “big ticket” consumer purchases such as furniture. Consequently, this has put pressure on certain of our dealers’ ability to generate adequate profits to fully pay us for the furniture we have sold to them.  As a result, we continued to incur significant bad debt and notes receivable valuation charges during 2010 and into 2011. For the first nine months of 2011, we recorded $13,116 in bad debt and notes receivable valuation charges compared to $5,177 for the first nine months of 2010.  During the third quarter of 2011, this trend improved significantly as we only incurred bad debt charges of $90 for the three months ended August 27, 2011, reflecting improved credit positions with our current fleet of licensees. Although management will continue to work closely with our licensees to ensure the success of both the licensee and Bassett, further store closures are possible.

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

As we continually monitor our business relationships with our licensees, we may determine from time to time that it is in our best interest to acquire a licensee’s operations in order to mitigate certain risks associated with the poor performance or potential failure of a licensee.  Such risks include loss of receivables or underlying collateral, exposure to contingent liabilities under lease guarantees, and potential harm to our market share and brand integrity within a licensee’s market. In addition, we are sometimes approached by our licensees to acquire all or certain stores operated by the licensee.  We evaluate such opportunities considering, among other things, the viability of the market and our participation in the store real estate.

28 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 27, 2011
(Dollars in thousands except share and per share data)

Results of Operations – Quarter and nine months ended August 27, 2011 compared with quarter and nine months ended August 28, 2010:

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating loss were as follows for the periods ended August 27, 2011 and August 28, 2010:

	Quarter Ended				Nine Months Ended
	August 27, 2011		August 28, 2010		August 27, 2011		August 28, 2010

Net sales	$59,417	100.0%	$58,527	100.0%	$189,942	100.0%	$169,263	100.0%
Gross profit	29,251	49.2%	26,613	45.5%	94,296	49.6%	80,794	47.7%
SG&A expense	29,267	49.3%	27,577	47.1%	90,653	47.7%	81,107	47.9%
Bad debt and notes receivable valuation charges	90	0.2%	1,347	2.3%	13,116	6.9%	5,177	3.1%
Licensee debt cancellation charges	-	0.0%	-	0.0%	6,447	3.4%	-	0.0%
Restructuring and impairment charges	123	0.2%	-	0.0%	5,810	3.1%	-	0.1%

Loss from operations	$(229)	-0.4%	$(2,311)	-3.9%	$(21,730)	-11.4%	$(5,490)	-3.2%

On a consolidated basis, we reported net sales for the third quarter of 2011 of $59,417, an increase of $890, or 1.5%, from sales levels attained in the third quarter of 2010.  Sales for the nine months ended August 27, 2011 were $189,942, an increase of $20,679, or 12.2%, from the nine months ended August 28, 2010.  Refer to the quarterly and year-to-date analysis of sales for each segment below for a discussion of the factors affecting net sales for each period. Consolidated gross profit margin increased over the prior year by 3.7 and 1.9 points as a percentage of net sales for the three and nine months ended August 27, 2011, respectively, primarily attributable to the retail segment’s increased share of the overall sales mix and improved gross margins at both the retail and wholesale level for the third quarter, partially offset by lower product margins in the retail segment for the nine months as a whole.  Consolidated SG&A expense increased over the prior year by $1,690 and $9,546 for the three and nine months ended August 27, 2011, respectively, primarily attributable to the increase in the number of retail stores.  SG&A expense as a percentage of net sales increased 2.2 points for the three months ended August 27, 2011 primarily due to additional Company-owned retail stores and increased wholesale costs.

Restructuring and Impairment

During the nine months ended August 27, 2011, we recorded asset impairment charges of $2,082. During the three months ended August 27, 2011, we incurred costs of $123 for the demolition of a previously closed facility in Bassett, Virginia. During the three months ended May 28, 2011, we incurred non-cash charges which included: $87 for the write-off of leasehold improvements related to the closure of a retail store in Albuquerque, New Mexico; $566 for the additional write-down of a previously closed manufacturing facility in Mt. Airy, North Carolina; and $428 for the additional write-down of a previously closed manufacturing facility in Bassett, Virginia. During the three months ended February 26, 2011 we recorded non-cash impairment charges of $879 for the write-off of leasehold improvements and other assets due to the closure of five retail locations in Bear, Delaware; Bel Air, Maryland; Carol Stream, Illinois; Frederick, Maryland; and Spanish Fort, Alabama. Total non-cash impairment charges described above for the nine months ended August 27, 2011 were $1,959.

29 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 27, 2011
(Dollars in thousands except share and per share data)

During the nine months ended August 27, 2011, we recorded charges of $3,728 for lease exit costs and lease modifications, none of which were incurred during the fiscal third quarter. During the three months ended May 28, 2011, we recorded charges of $2,844 which included a non-cash charge of $337 for lease exit costs related to the closure of a retail store in Albuquerque, New Mexico; non-cash charges of $1,007 to reflect reduced estimates of recoverable lease costs at four previously closed retail locations; and a charge of $1,500 for a cash payment made for the modification of an existing lease at one of our Company-owned retail store locations. During the three months ended February 26, 2011, we recorded non-cash charges of $884 for lease exit costs associated with the closure of the Bel Air and Frederick, Maryland stores as well as a previously closed location in Lewisville, Texas.

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

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

Results for the wholesale segment for the three and nine months ended August 27, 2011 and August 28, 2010 are as follows:

	Quarter Ended				Nine Months Ended
	August 27, 2011		August 28, 2010		August 27, 2011		August 28, 2010

Net sales	$41,905	100.0%	$43,805	100.0%	$133,626	100.0%	$126,933	100.0%
Gross profit	13,382	31.9%	12,957	29.6%	43,049	32.2%	39,699	31.3%
SG&A expense	11,752	28.0%	11,225	25.6%	36,437	27.3%	33,649	26.5%
Bad debt and notes receivable valuation charges	90	0.2%	1,347	3.1%	13,116	9.8%	5,177	4.1%

Income (Loss) from operations (1)	$1,540	3.7%	$385	0.9%	$(6,504)	-4.9%	$873	0.7%

(1) Excluding the effects of licensee debt cancellation, restructuring and impairment charges.

30 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 27, 2011
(Dollars in thousands except share and per share data)

Quarterly Analysis of Results - Wholesale

Net sales for the wholesale segment were $41,905 for the third quarter of 2011 as compared to $43,805 for the third quarter of 2010, a decrease of 4.3%.  This decrease is due primarily to decreased shipments to the stores in the BHF network partially offset by increased shipments in the traditional non-dedicated store business as growth in this sector has been a stated goal. Reduced shipments to the Bassett stores were primarily due to fewer stores in the network as we have closed 12 underperforming stores during 2011.  Approximately 50% of wholesale shipments during the third quarter of 2011 were imported products compared to approximately 54% for the third quarter of 2010. Gross margins for the wholesale segment were 31.9% for the third quarter of 2011 and 29.6% for the third quarter of 2010. This increase is primarily due to lower promotional discounts recorded during the third quarter of 2011 as compared to the third quarter of 2010. Wholesale SG&A, excluding bad debt and notes receivable valuation charges, increased $527 to $11,752 for the third quarter of 2011 as compared to $11,225 for the third quarter of 2010.  As a percentage of net sales, SG&A increased 2.4 percentage points to 28.0% for the third quarter of 2011 as compared to 25.6% for the third quarter of 2010.  This increase is primarily due to higher sales and marketing costs, including additional expenses associated with the recently announced licensing agreement with HGTV.  We recorded $90 of bad debt and notes receivable valuation charges for the third quarter of 2011 as compared with $1,347 for the third quarter of 2010, which reflects the improved credit positions with our current fleet of licensees.  This follows several quarters of large bad debt and notes receivable valuation charges which reflected a more aggressive strategy for dealing with licensees who are having difficulty in meeting their obligations to the Company.  As a part of this strategy, we acquired two stores from a licensee and closed a third licensee store during the quarter ended August 27, 2011.  We also acquired the operations of three other stores from a licensee subsequent to August 27, 2011.

Year-to-Date Analysis of Results – Wholesale

Net sales for the wholesale segment were $133,626 for the first nine months of 2011 as compared to $126,933 for the first nine months of 2010, an increase of 5.3%.  This increase is due primarily to increased shipments in the traditional non-dedicated store business. Although the number of stores in the BHF network has decreased, wholesale shipments to the stores have remained essentially flat year-to- date.  For the first nine months of 2011, approximately 53% of our wholesale sales were of imported product compared to 52% for the first nine months of 2010. Gross margins for the wholesale segment were 32.2% for the first nine months of 2011 as compared to 31.3% for the first nine months of 2010.  This increase is primarily due to lower promotional discounts recorded during the third quarter of 2011 as compared to the third quarter of 2010. Wholesale SG&A, excluding bad debt and notes receivable valuation charges, increased $2,788 to $36,437 for the first nine months of 2011 as compared to $33,649 for the first nine months of 2010. As a percentage of net sales, SG&A increased 0.8 percentage points to 27.3% for the first nine months of 2011 as compared to 26.5% for the first nine months of 2010.  This increase is primarily due to higher sales and marketing costs, as well as higher legal and employee benefit costs during the second quarter of the year.  We recorded $13,116 of bad debt and notes receivable valuation charges for the first nine months of 2011 as compared with $5,177 for the first nine months of 2010.  This increase reflects a more aggressive strategy for dealing with licensees who are having difficulty in meeting their obligations to the Company.  As a result, we acquired six stores from three licensees and closed five stores with three other licensees during the nine months ended August 27, 2011.  We also acquired the operations of three other stores from a licensee after August 27, 2011.

Wholesale shipments by type:	Quarter Ended				Nine Months Ended
	August 27, 2011		August 28, 2010		August 27, 2011		August 28, 2010

Wood	$18,139	43.3%	$19,027	43.4%	$58,399	43.7%	$55,885	44.0%
Upholstery	23,480	56.0%	24,400	55.7%	74,270	55.6%	69,786	55.0%
Other	286	0.7%	378	0.9%	957	0.7%	1,262	1.0%
Total	$41,905	100.0%	$43,805	100.0%	$133,626	100.0%	$126,933	100.0%

31 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 27, 2011
(Dollars in thousands except share and per share data)

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $8,044 at August 27, 2011 as compared with $13,794 at August 28, 2010.  A significant portion of the $5,750 decrease in wholesale backlog is attributable to fulfilling orders during late 2010 that were delayed due to stock outages during the third quarter of 2010.

Retail Segment – Company-Owned Retail Stores

Results for the retail segment for the three and nine months ended August 27, 2011 and August 28, 2010 are as follows:

	Quarter Ended				Nine Months Ended
	August 27, 2011		August 28, 2010		August 27, 2011		August 28, 2010

Net sales	$33,609	100.0%	$29,896	100.0%	$108,598	100.0%	$87,399	100.0%
Gross profit	16,013	47.6%	13,682	45.8%	51,017	47.0%	41,887	47.9%
SG&A expense	17,788	52.9%	16,606	55.6%	54,928	50.6%	48,411	55.4%
Loss from operations (1)	$(1,775)	-5.3%	$(2,924)	-9.8%	$(3,911)	-3.6%	$(6,524)	-7.5%

Results for comparable stores* (39 stores for the quarters ended August 27, 2011 and August 28, 2010; 32 stores for the nine months ended August 27, 2011 and August 28, 2010) are as follows:

	Quarter Ended				Nine Months Ended
	August 27, 2011		August 28, 2010		August 27, 2011		August 28, 2010

Net sales	$28,297	100.0%	$27,124	100.0%	$73,405	100.0%	$69,999	100.0%
Gross profit	13,604	48.1%	12,706	46.8%	35,493	48.4%	34,193	48.8%
SG&A expense	14,744	52.1%	14,595	53.8%	37,805	51.5%	37,364	53.3%
Loss from operations (1)	$(1,140)	-4.0%	$(1,889)	-7.0%	$(2,312)	-3.1%	$(3,171)	-4.5%

* “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.
Results for all other stores are as follows:

	Quarter Ended				Nine Months Ended
	August 27, 2011		August 28, 2010		August 27, 2011		August 28, 2010

Net sales	$5,312	100.0%	$2,772	100.0%	$35,193	100.0%	$17,400	100.0%
Gross profit	2,409	45.4%	976	35.2%	15,524	44.1%	7,694	44.2%
SG&A expense	3,044	57.4%	2,011	72.5%	17,123	48.6%	11,047	63.5%
Loss from operations (1)	$(635)	-12.0%	$(1,035)	-37.3%	$(1,599)	-4.5%	$(3,353)	-19.3%

(1) Excluding the effects of restructuring and impairment charges and lease exit costs.

32 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 27, 2011
(Dollars in thousands except share and per share data)

Quarterly Analysis of Results - Retail

Our Company-owned stores had sales of $33,609 in the third quarter of 2011 as compared to $29,896 in the third quarter of 2010, an increase of 12.4%.  The increase was comprised of a $2,540 increase primarily from additional volume from non-comparable Company-owned stores acquired after May 29, 2010, and a $1,173, or 4.3% increase in comparable store sales. While we do not recognize sales until goods are delivered to the customer, our management tracks written sales (the dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 8.4% for the third quarter of 2011 as compared to the third quarter of 2010.

Gross margins for the quarter ended August 27, 2011 increased 1.8 percentage points to 47.6% as compared to the quarter ended August 28, 2010 due primarily to the fact that we ran a more aggressive inventory reduction sale in 2010 throughout the corporate store network which resulted in reduced margins.  SG&A increased $1,182, primarily due to increased store count. On a comparable store basis, SG&A as a percentage of sales decreased 1.7 percentage points to 52.3% for the third quarter of 2011 as compared to the third quarter of 2010 due to increased sales leveraging fixed costs and improved operating efficiencies.  Operating losses for the comparable stores decreased by $749 to $1,140, or 4% of sales.  In all other stores, the operating loss was $635 or 12.0% of sales.  This higher level of operating losses reflects the fact that several of the acquired stores were struggling or failing at the time of acquisition. It has generally taken six to twelve months of operations by corporate retail management to either implement the changes necessary to improve performance in the acquired stores or to make a final determination regarding their on-going viability.

Year-to-Date Analysis of Results - Retail

Our Company-owned stores had sales of $108,598 in the first nine months of 2011 as compared to $87,399 in the first half of 2010, an increase of 24.3%.  The increase was comprised of a $17,793 increase primarily from additional Company-owned stores, and a $3,406, or 4.9% increase in comparable store sales. Written sales for comparable stores increased by 2.2%.

Gross margins for the nine months ended August 27, 2011 decreased 0.9 percentage points to 47.0% as compared to the nine months ended August 28, 2010 due primarily to lower margins from the store liquidation sales at the seven stores closed, as well as slightly lower margins from comparable stores.  SG&A increased $6,517, primarily due to increased store count. On a comparable store basis, SG&A decreased 1.8 percentage points to 51.5% for the first nine months of 2011 as compared to the first nine months of 2010 due to increased sales leveraging fixed costs and improved operating efficiencies.  Operating losses for the comparable stores decreased by $859 to $2,312, or 3.1% of sales.  In all other stores, the operating loss was $1,599 or 4.5% of sales.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet dlivered to customers, was $11,562, or an average of $251 per open store, at August 27, 2011 as compared with $12,711, or an average of $270 per open store, at August 28, 2010.  The backlog at August 28, 2010 was elevated above normal levels due to delayed shipment resulting from the stock outages we experienced during the third quarter of 2010.

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

33 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 27, 2011
(Dollars in thousands except share and per share data)

Investment and Real Estate Segment and Other Items Affecting Net Loss

Our investments and real estate segment consists of our investments in marketable securities, our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”), equity investments in IHFC (sold during the second quarter of 2011) and Zenith, and retail real estate related to licensee stores.  Although this segment does not have operating earnings, income or loss from the segment is included in other income in our condensed consolidated statements of operations and retained earnings. Our equity investment in IHFC was not included in the identifiable assets of this segment at November 27, 2010 since it had a negative book value and was therefore included in the long-term liabilities section of our condensed consolidated balance sheet. As more fully discussed under “Liquidity and Capital Resources” below, our entire investment in IHFC was sold during the second quarter of 2011 resulting in a gain of $85,542.

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers.  We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business.  In addition, Zenith provides home delivery services for several of our Company-owned retail stores.  Zenith has developed an expertise in freight transportation and logistics serving Bassett and others in the furniture industry. We believe our partnership with Zenith allows us to focus on our core competencies of manufacturing and marketing home furnishings while taking advantage of their expertise in logistics. In addition, we believe that Zenith is well positioned to take advantage of current growth opportunities for providing logistical services to the furniture industry. Our investment in Zenith was $6,079 at August 27, 2011.  During the second quarter of 2011, we made an additional cash investment of $980, which represented our 49% share of a total $2,000 equity contribution to Zenith to partially fund their acquisition of a warehouse facility.

Other income and expense items are as follows:

	Quarter Ended		Nine Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010

Income (loss) from unconsolidated affiliated companies, net	$(139)	$994	$1,784	3,161
Gain on sale of equity securities	-	-	-	2,024
Interest expense	(416)	(628)	(1,422)	(2,257)
Loan and lease guarantee recovery (expense)	141	(459)	(1,315)	(1,375)
Retail real estate impairment charges	-	-	(3,953)	-
Lease exit costs	-	-	(837)	-
Real estate expense, net	(195)	(79)	(461)	(297)
Gain on mortgage settlements	869	-	1,305	-
Other	44	(93)	(571)	179

Other income (loss), net	$304	$(265)	$(5,470)	$1,435

34 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 27, 2011
(Dollars in thousands except share and per share data)

Income from unconsolidated affiliated companies, net includes income from our investment in IHFC (up to the time of the sale of our investment during the second quarter 2011) as well as income from our investment in Zenith. We recognized income (loss) from IHFC and Zenith as follows:

	Quarter Ended		Nine Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
IHFC	$-	$998	$1,832	$3,134
Zenith	(139)	(4)	(48)	27

Historically, our marketable securities have been held by two different money managers and consisted of a combination of equity and fixed income securities, including money market funds.  During the second quarter of 2010, we liquidated the remaining equity holdings and reinvested those funds in money market accounts.  As a result, we recognized gains of $2,024 during the nine months ended August 28, 2010.

We review our marketable securities to determine whether a decline in the fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to recording an unrealized holding loss in other comprehensive income. No losses for other than temporary impairments were recognized during the nine months ended August 27, 2011 or August 28, 2010.

Loan and lease guarantee expense consists of adjustments to our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. During the quarter ended August 27, 2011, we recognized income of $141 due to reductions in the required reserves, while we recognized expense of $1,315 for the nine months ended August 27, 2011 to reflect the additional risk that we may have to assume the underlying obligations with respect to our guarantees. Comparable expense for the three and nine months ended August 28, 2010 was $459 and $1,375.

Retail real estate impairment charges for the nine months ended August 27, 2011 include non-cash asset impairment charges of $2,106 to write down idle retail locations in Henderson, Nevada and Chesterfield, Virginia to appraised value, and $1,847 to write off certain tenant improvements deemed to be unrecoverable. There were no impairment charges incurred during the quarter ended August 27, 2011, nor for the three and nine months ended August 28, 2010.

Lease exit costs of $837 for the nine months ended August 27, 2011 consist of non-cash charges incurred during the second quarter of 2011 related to lease termination costs at three idle retail locations. There were no lease exit costs incurred during the quarter ended August 27, 2011, nor for the three and nine months ended August 28, 2010.

During the three and nine months ended August 27, 2011 we recognized gains of $869 and $1,305 resulting from the settlement of mortgages. At the end of the first quarter of 2011, we entered into Discounted Payoff Agreements (“DPOs”) with the lenders on two mortgages which were subsequently paid off during the second quarter of 2011. Under the terms of these DPOs the remaining balance owed was reduced, resulting in a $436 gain on the settlement of these mortgages.  In addition, at the end of the third quarter of 2011, we entered into a DPO with another lender on one mortgage which was subsequently paid off during the first part of the fourth quarter of 2011, also reducing the remaining balance owed and resulting in an $869 gain on the settlement of the mortgage.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. For the three months ended August 27, 2011, and the three and nine months ended August 28, 2010, our tax benefit was primarily due to changes in estimates regarding our accruals for uncertain tax positions. For the three and nine months ended August 28, 2010, no tax benefits on the losses generated were recorded since we remained in a cumulative loss position. For the nine months ended August 27, 2011, our effective tax rate of approximately 6.2% differs from the blended statutory rate of 38.0% primarily due to the expected reversal of the valuation allowance on existing deferred tax assets primarily due to the expected utilization of net operating loss carryforwards and credits to significantly offset the taxable gain on the sale of an affiliate (see “Sale of IHFC” below).

35 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 27, 2011
(Dollars in thousands except share and per share data)

At November 27, 2010, we had $946 of net deferred tax assets on our balance sheet.  This represented $37,752 of gross deferred tax assets, substantially offset by a $36,806 valuation allowance.  As noted above, our projected effective tax rate for the year ended November 26, 2011 is significantly impacted by the expected reversal of a portion of this valuation allowance on existing deferred tax assets associated with the expected utilization of net operating loss carryforwards and other deductible temporary differences based, in turn, on the taxable income projections for fiscal 2011.  Intraperiod tax allocation requires significant estimates based upon management’s expectations of results for the year as a whole.  Accordingly, we estimate that approximately $18,000 of deferred tax assets will be realized in fiscal 2011 and a corresponding amount of the valuation allowance will be reversed at the end of 2011.  This is expected to result in an effective tax rate that is significantly below the blended statutory rate of 38%.

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

Because new housing starts are down and consumers continue to be faced with general economic uncertainty fueled by continuing high unemployment, high fuel costs, and renewed volatility in the financial markets, consumer spending has decreased, resulting in significant financial losses for us and damaging the ability of certain of our licensees to generate sufficient cash flow in their businesses.  During fiscal 2009, we implemented measures to reduce operating expenses and improve working capital to enhance our cash flow, and have continued to carefully manage our cost structure and working capital throughout fiscal 2010 into fiscal 2011.

Sale of IHFC

On May 2, 2011, we completed the sale of our investment in IHFC, receiving cash proceeds of $67,752 and recording a gain of $85,542.  We have retired certain debt and other long-term obligations, settled various closed stores and idle facilities obligations, and have resumed paying a quarterly dividend and buying back stock.  We will continue to evaluate appropriate uses of available cash which may include more of such items previously listed along with future working capital needs and modest investments in new or repositioned Corporate-owned stores.

In addition to the $69,152 of cash received upon or following the closing of the IHFC sale, we expect to receive additional cash proceeds from the sale of IHFC as follows:

Tax escrow receivable (1)	$1,413
Indemnifcation escrow receivable (2)	4,695

Total remaining cash consideration receivable from IHFC sale	$6,108

(1) Included in other current assets in the accompanying condensed consolidated balance sheet at August 27, 2011.

(2) Included in other assets in the accompanying condensed consolidated balance sheet at August 27, 2011.

36 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 27, 2011
(Dollars in thousands except share and per share data)

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

Cash Flows

Cash used in operations for the first nine months of 2011 was $12,334 as compared with cash provided by operations of $1,697 for the first nine months of 2010, a decline in operating cash flow of $14,031. This decrease is primarily attributable to settlement of accounts payable during the first quarter of 2011 related to the build-up of inventory during the second half of 2010. We also made estimated Federal and state tax payments of $2,708 during the third quarter of 2011 resulting from the gain on the sale of IHFC. In addition, funds received from the Continued Dumping and Subsidy Offset Act (“CDSOA”) in the first quarter of 2011 were $488 as compared to $1,627 of CDSOA funds received in the first quarter of 2010. Also, a cash payment of $1,500 to obtain a lease modification for one of our Company-owned store locations was funded out of operating cash flow in the second quarter of 2011.

Our overall cash position increased for the nine months ended August 27, 2011 by $57,818, primarily due to the $69,152 of cash proceeds received from the sale of our interest in IHFC as discussed above, as well as a final dividend paid to us by IHFC prior to the sale in the amount of $3,756.  In addition, cash provided by investing activities includes $11,240 from the release of collateral restrictions on cash equivalents. These cash flows were partially offset by cash used for other investing activities which included $2,459 in fixed asset additions, largely for improvement to certain of our Company-owned retail stores, and an equity capital contribution to Zenith of $980, which represented our 49% share of a total $2,000 equity contribution to Zenith to partially fund their acquisition of a warehouse facility. Cash used in financing activities for the first nine months of 2011 consisted primarily of payments on our mortgages and other notes payable of $8,577, as well as cash dividends paid of $348 and stock repurchases in the amount of $2,084.  In addition to the $68,889 of cash on hand, we have marketable securities available for sale consisting of $3,149 in bond funds and individual debt securities.  With the current level of cash, cash equivalents and marketable securities on hand, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Receivables and Inventory

Cash collections on our accounts and notes receivable have a significant impact on our overall liquidity. While our cash flow from operations during fiscal 2009 was adversely affected by an increase in accounts receivable before reserves due to the continued difficult environment at retail resulting in lower cash collections, this trend eased somewhat during 2010. However, cash collections during the third quarter of 2010 were adversely affected by delayed shipments due to stock outages. Shipments improved significantly during the fourth quarter of 2010, and we had begun to see the expected resulting improvement in collections from our customers by the end of the year and into 2011.

As previously discussed, we gained significant liquidity as a result of the sale of our investment in IHFC (see “Sale of IHFC” above). This liquidity event has enabled us to become more opportunistic in managing our relationships with our licensees and therefore accelerate certain licensees’ ability to rebuild their businesses after several years of extremely difficult industry conditions. As such, during the second quarter of 2011, we cancelled certain debts of what we consider to be key licensees in select markets.  While the debts cancelled were considered to be collectible over time, we believe that, rather than requiring repayment of these obligations, we will realize a greater long-term benefit by the cancellation of these debts. In exchange for relieving the debts of these licensees and thus strengthening their respective financial positions, we believe these licensees will be in a much better position to reinvest in all aspects of their store operations (new product offerings, personnel, advertising, building appeal, etc) which will ultimately lead to increased sales and profitability of the Bassett brand. As a result of this debt cancellation, we incurred a charge during the second quarter of 2011 in the amount of $6,447.

37 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 27, 2011
(Dollars in thousands except share and per share data)

Our percentage of accounts receivable that are over 90 days past due has decreased from approximately 23% at November 27, 2010 to approximately 20% at August 27, 2011.  We recorded $13,116 of bad debt and notes receivable valuation charges during the first nine months of 2011 as compared to $5,177 during the first nine months of 2010.  This increase reflects a more aggressive strategy for dealing with licensees who are having difficulty in meeting their obligations to the Company.

The following table reflects our accounts receivable and notes receivable and related bad debt reserves:

	August 27, 2011	November 27, 2010

Gross accounts receivable	$23,557	$38,987
Allowance for doubtful accounts	(7,053)	(7,366)
Net accounts receivable	$16,504	$31,621

Gross notes receivable	$6,024	$14,914

Allowance for doubtful accounts and discounts on notes receivable	(4,065)	(6,748)
Net notes receivable	$1,959	$8,166

Our accounts and notes receivable reserve and notes discount activity for the nine months ended August 27, 2011 is as follows:

	Accounts	Notes
	Receivable	Receivable	Total

Balance at November 27, 2010	$7,366	$6,748	$14,114
Bad debt and note valuation charges	8,479	4,637	13,116
Write-offs and other deductions	(8,792)	(7,292)	(16,084)
Discount amortization	-	(28)	(28)
Balance at August 27, 2011	$7,053	$4,065	$11,118

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

38 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 27, 2011
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

Our inventories consist of the following:

	August 27, 2011	November 27, 2010
Wholesale finished goods	$26,719	$24,934
Work in process	249	244
Raw materials and supplies	5,944	6,100
Retail merchandise	18,592	18,810
Total inventories on first-in, first-out method	51,504	50,088
LIFO adjustment	(6,557)	(6,550)
Reserve for excess and obsolete inventory	(1,662)	(1,728)
	$43,285	$41,810

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 27, 2010	$1,519	$209	$1,728
Additions charged to expense	1,199	39	1,238
Write-offs	(1,086)	(218)	(1,304)
Balance at August 27, 2011	$1,632	$30	$1,662

39 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 27, 2011
(Dollars in thousands except share and per share data)

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in the third quarter of 2011 and do not anticipate that our methodology is reasonably likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheet and is considered part of our retail segment.  The net book value of such retail real estate occupied by Company-owned stores was $26,962 at August 27, 2011.  All other retail real estate that we own, including locations leased to our licensees, locations leased to non-licensees, and vacant locations is reported as retail real estate in the accompanying condensed consolidated balance sheet. The net book value of such real estate, which is considered part of our investments/real estate segment, was $16,396 at August 27, 2011.

The following table summarizes our total investment in retail real estate owned at August 27, 2011:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	10	254,339	$26,962

Investment real estate:
Leased to operating licensees	2	40,548	6,968
Leased to others	2	42,846	5,632
Available for sale or lease	2	47,534	3,232
Other (2)	-	-	564

Total included in retail real estate	6	130,928	16,396

Total Company investment in retail real estate	16	385,267	$43,358

(1) Includes two properties encumbered under mortgages totalling $4,336 at August 27, 2011.
(2) Consists of leasehold improvements in locations leased by the Company and subleased to licensees.

Debt

We had no borrowings outstanding on our revolving credit facility at August 27, 2011. With our current level of liquidity, we have substantially reduced the size of our line of credit with our bank.  On July 5, 2011, we entered into a temporary renewal agreement with our bank for a $10,000 revolving line of credit that matured September 5, 2011.  On September 28, 2011, we received a commitment letter from our bank offering a $3,000 line of credit which will be used primarily to back our outstanding letters of credit. This new credit facility will contain covenants requiring us to maintain certain key financial ratios, however there will be no requirement to pledge assets as collateral.

We have three mortgages totaling $6,136 as of August 27, 2011. One of these mortgages in the amount of $1,800 was paid off on August 30, 2011. Of the two remaining mortgages totaling $4,336, $155 will become due during the 12 month period following August 27, 2011.  We expect to satisfy the remaining mortgage obligations from our available cash on hand.

40 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 27, 2011
(Dollars in thousands except share and per share data)

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

We have potential exposure to market risk related to the current weakness in the commercial real estate market. Our retail real estate holdings of $16,396 for licensee-operated stores as well as our real estate holdings and leasehold improvements of $26,962, and $8,546, respectively, for Company-owned stores at August 27, 2011 could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties in the current market. Additionally, if we are required to assume responsibility for payment under the $2,875 of lease obligations we have guaranteed on behalf of licensees as of August 27, 2011, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

41 of 45

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 27, 2011
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

42 of 45

PART II-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 27, 2011
(Dollars in thousands except share and per share data)

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 29, 2011 – July 2, 2011	—	—	—	$22,844
July 3 – July 30, 2011	38,800	$8.28	38,800	$22,523
July 31 – August 27, 2011	165,500	$7.79	165,500	$21,234

Item 3.  Defaults Upon Senior Securities

None.

Item 6. Exhibits

a.     Exhibits:

Exhibit 3a – Articles of Incorporation as amended are incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended February 28, 1994.

Exhibit 3b – By-laws as amended are incorporated herein by reference to Exhibit 3 to Form 8-K filed on December 21, 2004.

Exhibit 4 – Fifth Amendment to Third Amended and Restated Credit Agreement incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended May 28, 2011.

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

43 of 45

PART II-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 27, 2011
(Dollars in thousands except share and per share data)

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Accounting Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b – Chief Accounting Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended August 27, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and retained earnings, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

101.INS**    XBRL Instance

101.SCH**   XBRL Taxonomy Extension Schema

101.CAL**   XBRL Taxonomy Extension Calculation

101.DEF**   XBRL Taxonomy Extension Definition

101.LAB**   XBRL Taxonomy Extension Labels

101.PRE**   XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

44 of 45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H. Spilman, Jr
Robert H. Spilman, Jr., President and Chief Executive Officer
October 6, 2011

/s/ J. Michael Daniel
J. Michael Daniel, Vice President and Chief Accounting Officer
October 6, 2011