Form 10-K
period 2011-11-26
BASSETT FURNITURE INDUSTRIES INC
filed 2012-02-03
CIK 10329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-K
OR

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 26, 2011

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act           ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site , if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (check one) Large Accelerated Filer ☐      Accelerated Filer ☒  Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 28, 2011 was $100,438,899.

The number of shares of the Registrant’s common stock outstanding on January 31, 2012 was 11,266,439.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be held April 18, 2012,  to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS	1
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	9
Item 4B	Executive Officers of the Registrant	10

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	72
Item 9A.	Controls and Procedures	72
Item 9B.	Other Information	74

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	74
Item 11.	Executive Compensation	74
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74
Item 13.	Certain Relationships and Related Transactions, and Director Independence	74
Item 14.	Principal Accountant Fees and Services	74

PART IV
Item 15.	Exhibits	75

SIGNATURES	77

As used herein, unless the context otherwise requires, “Bassett,” the “Company,” “we,” “us” and “our” refer to Bassett Furniture Industries, Incorporated and its subsidiaries. References to 2011, 2010, 2009, 2008 and 2007 mean the fiscal years ended November 26, 2011, November 27, 2010, November 28, 2009, November 29, 2008 and  November 24, 2007.  Please note that fiscal 2008 contained 53 weeks.

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

PART I

ITEM 1.          BUSINESS

(dollar amounts in thousands except per share data)

General

Bassett is a leading vertically integrated manufacturer, importer and retailer of high quality, mid-priced home furnishings. With 88 Bassett Home Furnishings (“BHF”) stores at November 26, 2011, we have leveraged our strong brand name in furniture into a network of licensed and corporate stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  On December 26, 2011, we opened a new Company-owned store in Torrance, California bringing the total network to 89 stores.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 750 upholstery fabrics, free in-home design visits and perfectly coordinated decorating accessories.  We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long term relationships with each customer.  Sales people are referred to as Design Consultants and are trained to evaluate customer needs and provide comprehensive solutions for their home decor.

In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share. During 2010, our sales through these channels increased for the first time in several years.  During 2011, sales through these channels increased by over 10%.

Operating Segments

We have strategically aligned our business into three reportable segments: Wholesale, Retail and Investments/Real Estate.

The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BHF stores (independently-owned stores and Company-owned retail stores) and independent furniture retailers. The wholesale segment accounted for 55%, 59% and 63% of net sales during fiscal 2011, 2010, and 2009, respectively.

Our retail segment consisted of 49 Company-owned stores and accounted for 45%, 41% and 37% of total net sales in fiscal 2011, 2010 and 2009, respectively.  The following table shows the number of Company-owned stores by state as of November 26, 2011:

State	Number of Stores	State	Number of Stores
Arizona	2	Missouri	1
Arkansas	1	Nevada	1
California	1	New Jersey	1
Connecticut	3	New York	3
Delaware	1	North Carolina	4
Florida	3	Ohio	1
Georgia	3	South Carolina	1
Kentucky	1	Tennessee	1
Maryland	2	Texas	12
Massachusetts	2	Virginia	4
Mississippi	1

		Total	49

Our investments/real estate business segment consists of our holdings of retail real estate related to licensee stores, the equity investment in Zenith Freight Lines, LLC (“Zenith”), which hauls freight and warehouses inventory for the Company, International Home Furnishings Center, Inc. ("IHFC") until sold on May 2, 2011 and our investments in the Fortress Value Recovery Fund I, LLC (“Fortress”) and marketable securities.

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

Wholesale shipments by category for the last three fiscal years are summarized below:

	2011		2010		2009

Wood	$77,410	43.6%	$77,325	43.9%	$89,428	49.8%
Upholstery	98,577	55.6%	97,258	55.2%	87,652	48.8%
Other	1,385	0.8%	1,672	0.9%	2,454	1.4%

Total	$177,372	100.0%	$176,255	100.0%	$179,534	100.0%

Approximately 52% of our 2011 wholesale sales were of imported product compared to 53% in 2010. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers.

The dollar value of our wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $10,325 at November 26, 2011 and $12,451 at November 27, 2010. We expect that the November 26, 2011 backlog will be filled within fiscal 2012, with the majority of our backlog being filled during the first quarter.

We use lumber, fabric, leather, foam and other materials in the production of wood and upholstered furniture. These components are purchased from a variety of domestic and international suppliers and are widely available. The price of foam, which is highly-dependent on the cost of petroleum, has shown significant volatility in recent years. Prices for the other production components have recently experienced increases over rates of prior years. We currently assemble and finish these components in our plants in the United States.

Retail Segment Overview – Company Owned Retail Stores

The retail furniture industry remains very competitive and includes local furniture stores, regional furniture retailers, national department and chain stores and single-vendor branded retailers. As a whole, our store network with 49 Company-owned and 39 licensee-owned stores, ranks in the top 25 in retail furniture sales in the United States. We expect to increase the number of our Company-owned stores during 2012, primarily through a limited number of new store openings in selected markets.

Retail net sales for our company-owned retail stores for the last three fiscal years are summarized below:

	2011	2010	2009

Retail net sales	$147,961	$122,241	$105,378

Maintaining and enhancing our brand is critical to our ability to expand our base of customers and drive increased traffic at both Company-owned and licensee-owned stores.  Our advertising and marketing campaign utilizes television, direct mail, catalogs, newspapers, magazines, radio and the internet in an effort to maintain and enhance our existing brand equity.

During 2007, we unveiled a new store prototype that we believe is critical to our retail success.  The design of this store, now fully incorporated into eight Company-owned and three licensee-owned stores, is based on extensive research we conducted and assessed over the past several years, including a comprehensive market segmentation study completed in 2006. Aspects of the prototype design have also been incorporated into 15 Company-owned and licensee-owned stores.  The prototype was created to allow a more stylish, residential feel while highlighting Bassett’s unmatched custom manufacturing capabilities.  The prototype design leverages our customization capabilities by dedicating space in the stores for design solutions for dining, upholstery, home entertainment and storage solutions.  Domestic custom manufacturing capabilities make it possible for Bassett to offer a 30 day delivery on custom products.   We believe this design, organized around three targeted lifestyles, better communicates our capabilities to the consumer.  Our lifestyle presentations are Contemporary, Casual and Traditional as described below:

•	Contemporary—Youthful spirited lifestyle of a sophisticated city life much like Boston’s Back Bay, the Village in Manhattan or Washington’s Georgetown.

•	Casual—Family-oriented with a relaxed atmosphere.

•	Traditional—Sensible lifestyle of established affluence.

Utilizing the basic tenants of our new prototype as a guideline, we are in the midst of standardizing our interior and exterior store presentations for the entire store network. Implementation will occur in stages over the next few years depending on the availability of capital and will logically display not only our styling point of view but also our points of differentiation in the marketplace.

To further solidify ourselves as a complete home furnishings retailer, we have expanded accessory product lines including lighting, rugs, decorative wall art, mirrors and accent pillows that coordinate with each lifestyle presentation throughout the store. We have also increased our mattress offerings such that our stores now carry Sealy, Tempurpedic and Bassett brand products.

Traffic to our website, www.bassettfurniture.com, grew significantly in 2011. Understanding that more and more consumers are using the web to research before making a purchase, we have worked diligently to strengthen the website’s capabilities and ease of use and will continue to make improvements in 2012 that will drive more visitors to our website and more qualified prospects to our stores. While sales through our website are currently not material, they have increased significantly in both 2010 and 2011.  We are leveraging our Company-owned and licensed store network to handle delivery and customer service for orders placed online.

Investments/Real Estate Overview

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies. Our balance sheet includes investments (Fortress and marketable securities), an equity investment in Zenith, and retail real estate related to licensee-owned stores.  On May 2, 2011 we sold our equity investment in IHFC which is further discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.  Our investment balances at each of the last three fiscal year-ends are as follows:

	November 26,	November 27,	November 28,
	2011	2010	2009

Fortress (Alternative Asset Fund at 2009)	$806	$832	$1,045
Other marketable securities	2,939	14,279	13,886
Licensee-store real estate	16,257	27,513	28,793
IHFC	-	(7,356)	(10,954)
Zenith (Recorded in Other long-term assets)	6,137	5,147	4,982

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

In 2008, we requested that our general partner begin to liquidate all of our investments in the Fund.  During fiscal 2010 and 2009, we received $250 and $19,258, respectively, for liquidations associated with various investments in the Fund.  As of November 28, 2009, the Fund held only a $749 investment in Fortress (formerly the DB Zwirn Special Opportunities Fund, L.P.), along with some remaining cash which was distributed in early 2010. Due to the level of the remaining assets in the Fund, the Company and Private Advisors, L.L.C. dissolved the partnership effective December 31, 2010 and the Fund’s remaining investment interest in Fortress was transferred to the Company.

Our marketable securities portfolio consists of bond mutual funds and fixed income securities with maturities that range from one to twenty years. Historically, our marketable securities have been held by two different money managers and consisted of a combination of equity and fixed income securities, including money market funds.  During the second quarter of 2009, we liquidated our equity holdings with one of the managers and reinvested the proceeds in various money market funds, individual bonds and bond funds.  During the first quarter of 2010, we liquidated the equity holdings with the other manager and reinvested those funds in money market accounts.

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

People

We employed 1,325 people as of November 26, 2011, of which 658 were employed in our retail segment and 667 were employed in our wholesale segment. None of our employees are subject to collective bargaining arrangements and we have not experienced any recent work stoppages. We consider our relationship with our employees to be good.

Foreign and Domestic Operations and Export Sales

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $6,598, $5,350, and $3,805 in 2011, 2010, and 2009, respectively.  At November 26, 2011, we had $2,748 of our finished goods inventory physically warehoused in Vietnam and China.

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

Many industry analysts believe the current home furnishings environment is as difficult as the industry has ever experienced. Historically, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. This historical uncertainty, combined with general economic uncertainty due to lagging consumer confidence and rising unemployment, may continue to cause inconsistent and unpredictable consumer spending habits. Should consumer demand for home furnishings further deteriorate, it could adversely affect our business through its impact on the performance of our Company-owned stores as well as our licensees and the ability of a number of them to meet their obligations to us.

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

Our company-owned stores may not achieve the anticipated growth and profitability.

Our Company-owned stores currently operate at a loss.  Our goal is to operate these stores at a level of modest profitability to enhance operating margins generated by our wholesale operation.  To be successful, we need to increase our sales per store while decreasing the support costs as a percentage of sales.  As part of our strategy, we must hire, train and retain a qualified staff of design consultants to improve the customer experience.  Competition with other furniture retailers for qualified design consultants also continues to increase. We also compete with other retailers for management personnel and appropriate retail locations. Failures and delays in implementing our retail strategies or failure to realize the benefits of these strategies could adversely impact our business and operating results.

Our licensee-owned stores may not be able to meet their obligations to us.

We have a significant amount of accounts receivable from our network of licensee-owned stores.  We also own some of the real estate that is leased to our licensees and guarantee some of the leases of some of our licensees.  If these stores do not generate the necessary level of sales and profits, they may not be able to fulfill their obligations to us resulting in additional bad debt expenses and real estate related losses.

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

Maintaining and enhancing our brand is critical to our ability to expand our base of customers and drive increased traffic at both Company-owned and licensee-owned stores.  Our advertising and marketing campaign utilizes television, direct mail, catalogs, newspapers, magazines, radio and the internet in an effort to maintain and enhance our existing brand equity. We cannot provide assurance that our marketing, advertising and other efforts to promote and maintain awareness of our brand will not require us to incur substantial costs. If these efforts are unsuccessful or we incur substantial costs in connection with these efforts, our business, operating results and financial condition could be adversely affected.

Manufacturing realignments could result in a decrease in our near-term earnings.

We regularly review and evaluate our domestic manufacturing operations and offshore (import) sourcing capabilities.  As a result, we sometimes realign those operations and capabilities and institute cost savings programs. These programs can include the consolidation and integration of facilities, functions, systems and procedures.  We also may shift certain products from domestic manufacturing to offshore sourcing. These realignments and cost savings programs generally involve some initial cost and can result in decreases in our near-term earnings until we achieve the expected cost reductions.  Failure to accomplish these actions as quickly as planned, or failure to fully achieve the expected cost reductions, could adversely impact our operating results and financial conditions.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS
None.

ITEM 2.          PROPERTIES

General

We own our corporate office building located in Bassett, Va.

We own the following facilities, by segment:

Wholesale Segment:

Facility	Location

Bassett Wood Division	Martinsville, Va.
Bassett Upholstery Division	Newton, N.C.
3 Warehouses	Bassett, Va.

In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities are in regular use and provide more than adequate capacity for our manufacturing needs.

The following properties have ceased manufacturing operations and are currently held as idle facilities in connection with previous restructuring efforts:

Facility	Location

Bassett Superior Lines *	Bassett, Va.
Bassett Table *	Bassett, Va.
Outlet Store	Bassett, Va.
Bassett Fiberboard	Bassett, Va.
Warehouse	Mt. Airy, N.C.

* Currently under demolition

Retail Segment:

Our interest in retail real estate as of November 26, 2011 is as follows:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	10	254,339	$26,774

Investment real estate:
Leased to operating licensees	2	40,548	6,933
Leased to others	2	42,846	5,594
Available for sale or lease	2	47,534	3,214
Other (2)	-	-	516

Total included in retail real estate	6	130,928	16,257

Total Company investment in retail real estate	16	385,267	$43,031

(1) Includes two properties encumbered under mortgages totaling $3,864 at November 26, 2011.
(2) Consists of leasehold improvements in locations leased by the Company and subleased to licensees.

As of November 26, 2011, we had 88 stores in our retail network; 49 Company-owned stores that comprise our retail segment and 39 owned and operated by independent third party operating licensees.  Of the 49 retail store locations owned and operated by us, 10 of the properties are owned and 39 are leased.  Of the 10 properties that we own, two are subject to land leases.

We lease another seven properties from third party landlords which we then sublease to our licensee dealers.  To further support our licensee dealers, we have also provided lease guarantees on five licensee operated stores.

At November 26, 2011, there are 11 closed stores where we are paying the monthly lease amount due to being the lessee or subject to a lease guarantee.  We have sublease agreements on five of these properties which help to defray a portion of the on-going cash requirements.  We are actively marketing to sublease the remaining properties.  From time-to-time, we may sublease these properties on a short-term basis to defray some of the cash costs.  In addition, we may negotiate cash settlements to terminate our obligations under the leases.

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

ITEM 4B.       EXECUTIVE OFFICERS OF THE REGISTRANT

John E. Bassett III, 53, has been with the Company since 1981 and served as Vice President of Wood Manufacturing from 1997 to 2001, as Vice President Global Sourcing from 2001 to 2006 and as Senior Vice President of Global Sourcing since 2006.

Jason W. Camp, 43, joined the Company in 2006 as Senior Vice President of Retail. Prior to joining Bassett, Mr. Camp was with Restoration Hardware, Inc. for nine years advancing to the position of Senior Vice President and General Manager of the Retail Division.

Jay R. Hervey, Esq., 52, has served as the General Counsel, Vice President and Secretary for the Company since 1997.

Matthew S. Johnson, 50, has been with the Company since 1984. Since 2000, he has been serving as Vice President of Merchandising and Product Development/Design.

Mark S. Jordan, 58, joined the Company in 1999 as Plant Manager. In 2001, he was promoted to Vice President of Upholstery Manufacturing and in 2002 he was promoted to Vice President and General Manager-Upholstery. He has served as Senior Vice President of Upholstery since 2006.

J. Michael Daniel, 50, joined the Company in 2007 as Corporate Controller.  From March 2009 through December 2009, he served as Corporate Controller and Interim Chief Financial Officer.  In January 2010, he was appointed Vice President and Chief Accounting Officer.

Robert H. Spilman, Jr., 55, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information:

Bassett’s common stock trades on the NASDAQ global select market system under the symbol “BSET.” We had approximately 1,000 registered stockholders at November 26, 2011. The range of per share amounts for the high and low market prices and dividends declared for the last two fiscal years are listed below:

	Market Prices of Common Stock
	2011		2010		Dividends Declared
Quarter	High	Low	High	Low	2011	2010

First	$7.80	$3.98	$4.53	$3.27	$-	$-
Second	9.03	6.73	6.20	4.42	0.03	-
Third	8.56	7.18	5.70	3.77	0.03	-
Fourth	8.05	6.62	5.10	3.87	0.54	-

Issuer Purchases of Equity Securities
(dollar amounts in thousands, except share and per share data)

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 28 – October 1, 2011	—	—	—	$21,234
October 2 – October 29, 2011	32,100	$7.61	32,100	$20,990
October 30 – November 26, 2011	80,400	$7.91	80,400	$20,353

(1)
The Company’s Board of Directors has authorized the repurchase of up to $60,000 in Company stock. This repurchase plan was initially announced on June 23, 1998. On March 17, 2009, the Board of Directors increased the repurchase plan by $20,000.

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

	2011		2010		2009		2008	2007

Net sales	$253,208		$235,254		$232,722		$288,298	$295,384
Gross profit	$127,566		$112,688		$102,840		$114,899	$100,383
Operating loss	$(19,857)	(1)	$(4,199)	(1)	$(19,948)	(1)	$(16,454)	$(19,916)
Gain on sale of affiliate	$85,542	(2)	$-		$-		$-	$-
Other income (loss), net	$(5,934)		$1,991		$(4,505)		$(6,956)	$5,947
Income (loss) before income taxes	$59,751		$(2,208)		$(24,453)		$(23,410)	$(13,969)
Income tax expense (benefit)	$4,409		$(206)		$(1,754)		$16,945	$(4,059)
Net income (loss)	$55,342		$(2,002)		$(22,699)		$(40,355)	$(9,910)
Diluted earnings (loss) per share	$4.79		$(0.17)		$(1.99)		$(3.46)	$(0.84)
Cash dividends declared	$6,757		$-		$-		$17,464	$9,454
Cash dividends per share	$0.60		$-		$-		$1.50	$0.80
Total assets	$223,174		$197,317		$216,229		$245,042	$310,703
Long-term debt	$3,662		$4,295		$31,953		$40,346	$28,850
Current ratio	2.71 to 1		1.48 to 1		2.42 to 1		2.34 to 1	1.96 to 1
Book value per share	$13.44		$9.20		$9.63		$11.40	$16.50
Weighted average number of shares	11,544,170		11,459,257		11,395,789		11,663,857	11,810,055

(1)
See note 16 to the Consolidated Financial Statements related to restructuring and asset impairment charges recorded in 2011, 2010 and 2009. See also note 9 to the Consolidated Financial Statements, with respect to funds received from the Continued Dumping and Subsidy Offset Act in 2011, 2010 and 2009.

(2)	See note 11 to the Consolidated Financial Statements related to the gain resulting from the sale of our interest in IHFC on May 2, 2011.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of licensee- and Company-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 109-year history has instilled the principles of quality, value, and integrity in everything that we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and to meet the demands of a global economy.

With 88 BHF stores at November 26, 2011, we have leveraged our strong brand name in furniture into a network of licensed and corporate stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 750 upholstery fabrics, free in-home design visits, and coordinated decorating accessories.  We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor. We continue to strengthen the sales and design talent within our Company-owned retail stores.  During 2011, our Design Consultants completed extensive Design Certification training coursework. This coursework has strengthened their skills related to our house call and design business, and is intended to increase business with our most valuable customers.

In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.  In September of 2011, we announced the formation of a strategic partnership with HGTV television, a division of Scripps Networks, LLC. This strategic alliance will combine our 109 year heritage in the furniture industry with the penetration of 99 million households in the United States that HGTV enjoys today.  In 2012, we will begin to market a line of HGTV-branded custom upholstery and accent furniture in our BHF network and will also launch a new product range of HGTV Furniture Collection products that will be sold to key independent retailers across the United States.

Our store network included 49 Company-owned and operated stores and 39 licensee-owned stores at November 26, 2011.  During 2011, we acquired a total of nine licensee stores and closed seven underperforming Company-owned stores resulting in charges of $966 and $1,221 for asset impairment and lease exit costs, respectively. We also recorded an additional $1,007 in lease exit charges for several previously closed stores due to changes in circumstances affecting our expected ability to partially recover our future lease obligations in those locations.  All of these lease exit costs were incurred prior to our fiscal third quarter of 2011. During our second fiscal quarter of 2011, we incurred a charge of $1,500 for a cash payment made for the modification of an existing lease of one of our Company-owned store locations. In addition to the changes in our Company-owned stores during 2011, we terminated the Bassett license agreement for certain licensees resulting in the closure of six stores. As a result of these licensee terminations, we incurred loan guarantee charges of $412 during 2011. Other store closures are possible during 2012 that could result in lease exit charges or increases in our lease and loan guarantee reserves.

The following table summarizes the changes in store count during fiscal 2011:

	November 27, 2010	Openings	Closed	Transfers	November 26, 2011
Licensee-owned stores	54	-	(6)	(9)	39
Company-owned stores	47	-	(7)	9	49
Total	101	-	(13)	-	88

On December 26, 2011, we opened a new leased store in Torrance, California marking our first store opening since April of 2010 (other than relocating our store in Manchester, Missouri in the fourth quarter of 2011) and increasing our total Company-owned and operated store count to 50.  In February of 2012, we plan to close our store in Glen Allen, Virginia and relocate it to a more desirable location adjacent to the Short Pump Town Center Mall northwest of Richmond, Virginia.  We have also signed lease agreements for store space in Paramus, New Jersey and Dallas, Texas and expect to open stores in those locations by the end of 2012.  Before signing leases for other new store locations, we currently plan to evaluate the performance of these stores to ensure that investment returns warrant further capital investment in new stores.

During the second quarter of fiscal 2011, we gained significant liquidity as a result of the sale of our investment in IHFC (see “Sale of IHFC” below). This liquidity event has enabled us to become more opportunistic in managing our relationships with our licensees and therefore accelerate certain licensees’ ability to rebuild their businesses after several years of extremely difficult industry conditions. As such, we cancelled certain debts of what we consider to be key licensees in select markets.  While the debts cancelled were considered to be collectible over time, we believe that, rather than requiring repayment of these obligations, we will realize a greater long-term benefit by the cancellation of these debts. In exchange for relieving the debts of these licensees and thus strengthening their respective financial positions, we believe these licensees will be in a much better position to reinvest in all aspects of their store operations (new product offerings, personnel, advertising, building appeal, etc.), which will ultimately lead to increased sales and profitability of the Bassett brand. As a result of this debt cancellation, we incurred a charge in the second quarter of $6,447.

Our wholesale operations include an upholstery plant in Newton, North Carolina that produces a wide range of upholstered furniture.  We believe that we are an industry leader with our quick-ship custom upholstery offerings.  We also operate a custom dining manufacturing facility in Martinsville, Va.  Most of our wood furniture and certain of our upholstery offerings are sourced through several foreign plants, primarily in China and Vietnam.  We define imported product as fully finished product that is sourced internationally. For fiscal 2011, approximately 52% of our wholesale sales were of imported product compared to 53% for fiscal 2010.

Overall conditions for our industry and our Company have been difficult over the past several years although we have seen some slight improvement during the last year. Nevertheless, we have continued to face significant economic pressures as new housing starts remain down and consumers continue to be faced with general economic uncertainty fueled by continuing high unemployment, high fuel prices, and financial market volatility.  These conditions have significantly limited the resumption of growth for “big ticket” consumer purchases such as furniture. Consequently, this has put pressure on certain of our dealers’ ability to generate adequate profits to fully pay us for the furniture we have sold to them.  As a result, we incurred significant bad debt and notes receivable valuation charges during the past three fiscal years. For fiscal 2011, 2010 and 2009, we recorded $13,490, $6,567 and $15,205, respectively, in bad debt and notes receivable valuation charges.  During the second half of 2011, this trend improved significantly as we only incurred bad debt charges of $464 for the six months ended November 26, 2011, reflecting improved credit positions with our current fleet of licensees. Although management will continue to work closely with our licensees to ensure the success of both the licensee and Bassett, further store closures are possible.

Analysis of Operations

Our fiscal year ends on the Saturday closest to November 30, which periodically results in a 53-week year. Fiscal 2011, 2010 and 2009 each contained 52 weeks. Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating loss were as follows for the years ended November 26, 2011, November 27, 2010 and November 28, 2009:

	2011		2010		2009

Net sales	$253,208	100.0%	$235,254	100.0%	$232,722	100.0%
Gross profit	127,566	50.4%	112,688	47.9%	102,840	44.2%
SG&A	122,023	48.2%	110,808	47.1%	103,789	44.6%
Bad debt and notes receivable valuation charges	13,490	5.3%	6,567	2.8%	15,205	6.5%
Unusual charges (gains), net	11,910	4.7%	(488)	-0.2%	3,794	1.6%

Loss from operations	$(19,857)	-7.8%	$(4,199)	-1.8%	$(19,948)	-8.5%

Sales for fiscal 2011 were $253,208 as compared to $235,254 for 2010 and $232,722 for 2009, representing increases (decreases) of 7.6% and 1.1%, respectively.  This trend primarily reflects the increase in the number of stores owned and operated by us. Our consolidated net sales by segment were as follows:

	2011	2010	2009

Wholesale	$177,372	$176,255	$179,534
Retail	147,961	122,241	105,378
Inter-company elimination	(72,125)	(63,242)	(52,190)
Consolidated net sales	$253,208	$235,254	$232,722

Gross margins for fiscal 2011, 2010, and 2009 were 50.4%, 47.9%, and 44.2%, respectively. The margin increases result primarily from a greater mix of sales being through the retail segment as well as improved margins in both the wholesale and retail segments. Selling, general and administrative expenses, excluding bad debt and notes receivable valuation charges, increased $11,215 in 2011 as compared to 2010 and increased $7,019 in 2010 as compared to 2009 primarily due to the increase in the number of Company-owned retail stores. Bad debt and notes receivable valuation charges increased $6,923 in 2011 from 2010 levels. This increase reflects the continued deterioration of certain of our licensees during 2011.  As a result, we acquired nine stores from four licensees and closed six stores with three other licensees during fiscal 2011.  Bad debt and notes receivable valuation charges decreased by $8,638 in 2010 from 2009 levels as many of the distressed licensee-owned stores for which significant bad debt and notes receivable valuation charges were required in 2009 were acquired by us the following year.

Our operating loss in 2011 is primarily due to continued elevated bad debt charges in our wholesale segment, operating losses incurred by our retail segment and various restructuring and unusual charges net of unusual gains.  These retail operating losses reflect the continuing weakness in the home furnishings retail environment, the shortfall between the amount of sales required to breakeven on an average per store basis and the amount of sales that were actually written and delivered, and costs associated with the acquisition and stabilization of distressed licensee stores.  However, in the last half of 2011 we did see a significant reduction in the amount of bad debt charges taken at the wholesale level, and we have begun to see slight improvement in the retail environment. We continue to take actions to improve per store sales performance including adding new value-oriented product offerings, strengthening our design and sales talent, and incorporating elements of the new store prototype into more of our stores.  In the recently acquired stores, it has generally taken six to twelve months of operations by corporate retail management to either implement the changes necessary to improve performance in these stores or to make a final determination regarding their on-going viability.

Certain items affecting comparability between periods are noted below in “Investment and Real Estate Segment and Other Items Affecting Net Loss”.

Our operating results were negatively or (positively) impacted by certain restructuring and non-recurring items as detailed below:

	2011	2010	2009

Income from Continued Dumping & Subsidy Offset Act	$(765)	$(488)	$(1,627)
Restructuring, impaired asset charges and unusual gains, net
Impairment of goodwill	-	-	532
Impairment of leasehold improvements	1,156	-	1,068
Asset impairment charge associated with closed plants	1,312	-	485
Supply contract termination costs associated with fiberboard plant closure	-	-	408
Severance & other restructuring	32	-	494
Lease exit costs	3,728	-	2,434
Licensee debt cancellation charges	6,447	-	-
	$11,910	$(488)	$3,794

Fiscal 2011
Income from the Continued Dumping & Subsidy Offset Act

Income from the Continued Dumping & Subsidy Offset Act (“CDSOA”) in 2011 continued to be at reduced levels from years prior to 2010 due to legislation enacted in 2006 that ends CDSOA distributions for monies collected after September 30, 2007. Distributions of monies collected prior to that date have continued during 2009, 2010 and 2011. A final distribution of the CDSOA funds, may be made in 2012, although the unpredictable outcome of the legal proceedings in this matter will determine what our share will be, if any.

Restructuring and Asset Impairment Charges

During fiscal 2011, we recorded asset impairment charges of $2,500. These charges included costs of $318 for the demolition of a previously closed facility in Bassett, Virginia, and $32 associated with the relocation of our retail store in Manchester, Missouri. We also incurred non-cash charges which included: $566 for the additional write-down of a previously closed manufacturing facility in Mt. Airy, North Carolina; and $428 for the additional write-down of a previously closed manufacturing facility in Bassett, Virginia: $966 for the write-off of leasehold improvements and other assets due to the closure of six Company-owned retail locations in Albuquerque, New Mexico; Bear, Delaware; Bel Air, Maryland; Carol Stream, Illinois; Frederick, Maryland; and Spanish Fort, Alabama; and $190 for the write-off of leasehold improvements and other assets associated with the relocation of our store in Manchester, Missouri. Total non-cash impairment charges described above for the year ended November 26, 2011 were $2,150.

Lease Exit Costs

During fiscal 2011, we recorded charges of $3,728 in connection with our Company-owned retail stores for lease exit costs and lease modifications which included: a non-cash charge of $337 for lease exit costs related to the closure of a retail store in Albuquerque, New Mexico; non-cash charges of $1,007 to reflect reduced estimates of recoverable lease costs at four previously closed retail locations; non-cash charges of $884 for lease exit costs associated with the closure of the Bel Air and Frederick, Maryland stores as well as a previously closed location in Lewisville, Texas; and a charge of $1,500 for a cash payment made for the modification of an existing lease at one of our retail store locations.

Licensee Debt Cancellation Charges

During fiscal 2011, we gained significant liquidity as a result of the sale of our investment in IHFC. This liquidity event enabled us to become more opportunistic in managing our relationships with our licensees and therefore accelerate certain licensees’ ability to rebuild their businesses after several years of extremely difficult industry conditions. As such, during the second fiscal quarter of 2011, we cancelled certain debts of what we consider to be key licensees in select markets.  While the debts cancelled were considered to be collectible over time, we believe that, rather than requiring repayment of these obligations, we will realize a greater long-term benefit by the cancellation of these debts. In exchange for relieving the debts of these licensees and thus strengthening their respective financial positions, we believe these licensees will be in a much better position to reinvest in all aspects of their store operations (new product offerings, personnel, advertising, building appeal, etc.) which will ultimately lead to increased sales and profitability of the Bassett brand. As a result of this debt cancellation, we incurred a charge for the year ended November 26, 2011 of $6,447.

Fiscal 2010
Other than income of $488 from the CDSOA, no restructuring charges or other significant non-recurring items were included in our loss from operations.

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

•
Investments and Real Estate. Our investments and real estate segment consists of our investments in marketable securities, our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”, formerly known as the DB Zwirn Special Opportunities Fund previously held as an investment within the Bassett Industries Alternative Asset Fund LP (“Alternative Asset Fund”)), equity investments in IHFC (sold during the second quarter of 2011) and Zenith, and retail real estate related to licensee stores. Although this segment does not have operating earnings, income from the segment is included in other income (loss), net, in our consolidated statements of operations.

In fiscal 2008, we requested our general partner in the Alternative Asset Fund, Private Advisors, L.L.C., to attempt to liquidate all of our investments in the fund.  During fiscal 2009 we received $19,258 for liquidations associated with various investments in the Alternative Asset Fund.  As of November 28, 2009, the Alternative Asset Fund held only a $749 investment in Fortress, along with some remaining cash that was distributed in early 2010.   Due to the level of the remaining assets in the Alternative Asset Fund, the Company and Private Advisors, L.L.C. dissolved the partnership effective December 31, 2009 and the Alternative Asset Fund’s remaining investment interest in Fortress was transferred to the Company.

Wholesale Segment

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating income (loss) for our Wholesale Segment were as follows for the years ended November 26, 2011, November 27, 2010 and November 28, 2009:

	2011		2010		2009

Net sales	$177,372	100.0%	$176,255	100.0%	$179,534	100.0%
Gross profit	57,804	32.6%	55,010	31.2%	53,225	29.6%
SG&A	48,708	27.5%	46,012	26.1%	47,120	26.2%
Bad debt and notes receivable valuation charges	13,490	7.6%	6,567	3.7%	15,205	8.5%
Income (loss) from operations	$(4,394)	-2.5%	$2,431	1.4%	$(9,100)	-5.1%

Wholesale shipments by category for the last three fiscal years are summarized below:

	2011		2010		2009

Wood	$77,410	43.6%	$77,326	43.9%	$89,428	49.8%
Upholstery	98,577	55.6%	97,258	55.2%	87,652	48.8%
Other	1,385	0.8%	1,671	0.9%	2,454	1.4%
Total	$177,372	100.0%	$176,255	100.0%	$179,534	100.0%

Fiscal 2011 as Compared to Fiscal 2010

Net sales for the wholesale segment were $177,372 for 2011 as compared to $176,255 for 2010, an increase of 0.6%.  Reductions in wholesale sales due to 13 fewer stores in the network were offset by a 10.5% increase in sales through other channels.  For 2011, approximately 52% of our wholesale sales were of imported product compared to 53% for 2010.

Gross margins for the wholesale segment were 32.6% for 2011 as compared to 31.2% for 2010.  This increase is primarily due to lower promotional discounts and improved margins in our wood operations largely from reduced container freight costs. Wholesale SG&A, excluding bad debt and notes receivable valuation charges, increased $2,696 to $48,708 for 2011 as compared to $46,012 for 2010. As a percentage of net sales, SG&A increased 1.4 percentage points to 27.5% for 2011 as compared to 26.1% for 2010.  This increase is primarily due to higher sales and marketing costs, including costs to prepare for the launch of the HGTV product line.  We recorded $13,490 of bad debt and notes receivable valuation charges for 2011 as compared with $6,567 for 2010.  This increase reflects the continued deterioration of certain of our licensees during 2011.  As a result, we acquired nine and closed six licensee-owned stores during 2011.

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

Gross margins for the wholesale segment were 31.2% for 2010 as compared to 29.6% for 2009. This increase is due to improved margins on the imported wood and upholstery products as well as the closure of the fiberboard plant during the fourth quarter of 2009 which essentially operated at a breakeven gross profit during 2009; partially offset by the introduction of a lower cost upholstery line that has a slightly lower margin, and higher freight costs on imported product during the fourth quarter of 2010.  Wholesale SG&A expense, excluding bad debt and notes receivable valuation charges, declined $1,108, or 2.4%, for 2010 as compared to 2009, due primarily to lower spending due to continued cost cutting measures.  We recorded $6,567 of bad debt and notes receivable valuation charges in 2010 as compared to $15,205 for 2009.  This significant decrease in charges is primarily due to our efforts to work diligently with the licensees to control increases in accounts and notes receivable exposure. In addition, many of the distressed licensee-owned stores for which significant bad debt and notes receivable valuation charges were required in 2009 have since been acquired by us and are now run as company-owned stores.

Wholesale Backlog

The dollar value of our wholesale backlog, representing orders received but not yet delivered to dealers and Company stores as of November 26, 2011, November 27, 2010, and November 28, 2009, was as follows:

	2011	2010	2009

Year end wholesale backlog	$10,325	$12,451	$10,301

Retail Segment – Company Owned Stores

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating income (loss) for our Retail Segment were as follows for the years ended November 26, 2011, November 27, 2010 and November 28, 2009:

	2011		2010		2009

Net sales	$147,961	100.0%	$122,241	100.0%	$105,378	100.0%
Gross profit	69,862	47.2%	58,628	48.0%	49,550	47.0%
SG&A	74,357	50.3%	66,015	54.0%	57,681	54.7%
Loss from operations	$(4,495)	-3.0%	$(7,387)	-6.0%	$(8,131)	-7.7%

The following tables present operating results on a comparable store basis for each comparative set of periods.  Table A compares the results of the 32 stores that were open and operating for all of 2011 and 2010.  Table B compares the results of the 27 stores that were open and operating for all of 2010 and 2009.

Comparable Store Results:

	Table A: 2011 vs 2010 (32 Stores)				Table B: 2010 vs 2009 (27 Stores)
	2011		2010		2010		2009

Net sales	$99,924	100.0%	$95,342	100.0%	$82,063	100.0%	$86,131	100.0%
Gross profit	48,366	48.4%	46,567	48.8%	40,081	48.8%	40,838	47.4%
SG&A expense	50,429	50.5%	49,993	52.4%	43,288	52.7%	46,279	53.7%
Loss from operations	$(2,063)	-2.1%	$(3,426)	-3.6%	$(3,207)	-3.9%	$(5,441)	-6.3%

The following tables present operating results for all other stores which were not comparable year-over-year, each table including the results of stores that either opened or closed at some point during the 24 months of each comparative set of periods.

All Other (Non-Comparable) Store Results:

	2011 vs 2010 All Other Stores				2010 vs 2009 All Other Stores
	2011		2010		2010		2009

Net sales	$48,037	100.0%	$26,899	100.0%	$40,178	100.0%	$19,247	100.0%
Gross profit	21,496	44.7%	12,061	44.8%	18,547	46.2%	8,712	45.3%
SG&A expense	23,928	49.8%	16,022	59.6%	22,727	56.6%	11,402	59.2%
Loss from operations	$(2,432)	-5.1%	$(3,961)	-14.7%	$(4,180)	-10.4%	$(2,690)	-14.0%

Fiscal 2011 as Compared to Fiscal 2010

Our Company-owned stores had sales of $147,961 in 2011 as compared to $122,241 in 2010, an increase of 21.0%.  The increase was comprised of a $21,138 increase primarily from additional Company-owned stores and a $4,582, or 4.8%, increase in comparable store sales. While we do not recognize sales until goods are delivered to the customer, we track written sales (the dollar value of sales orders taken, rather than delivered) as a key store performance indicator.  Written sales for comparable stores increased by 2.9% in 2011 over 2010.

Gross margins for 2011 decreased 0.8 percentage points to 47.2% as compared to 2010 due primarily to lower margins from the store liquidation sales at the seven stores closed, as well as slightly lower margins from comparable stores.  SG&A increased $8,342, primarily due to increased store count. On a comparable store basis, SG&A decreased 1.9 percentage points to 50.5% for 2011 as compared to 2010 due to increased sales leveraging fixed costs and improved operating efficiencies.  Operating losses for the comparable stores decreased by $1,363 to $2,063, or 2.1% of sales.  In all other stores, the operating loss was $2,432 or 5.1% of sales.  This higher level of operating losses reflects the fact that the acquired stores were struggling or failing at the time of acquisition.  It has generally taken six to twelve months of operations by corporate retail management to either implement the changes necessary to improve performance in the acquired stores or to make a final determination regarding their on-going viability.

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

Gross margins for 2010 increased 1.0 percentage point compared to 2009 due to improved pricing and promotional strategies and improved clearance margins.  SG&A expense increased $8,334 from 2009, comprised of an increase of $11,325 resulting from the net addition of retail stores, partially offset by a decline of $2,991 at comparable stores due to lower sales levels and continued cost containment efforts. On a comparable store basis, SG&A decreased 1.0 percentage point as a percentage of sales for 2010 as compared with 2009, and our operating loss was reduced by 41.1% to $3,207. In all other stores, the operating loss was $4,180 or 10.4% of sales.  This higher level of operating losses reflects the fact that the acquired stores were struggling or failing at the time of acquisition.  It has generally taken six to twelve months of operations by corporate retail management to either implement the changes necessary to improve performance in the acquired stores or to make a final determination regarding their on-going viability.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers as of November 26, 2011, November 27, 2010, and November 28, 2009, was as follows:

	2011	2010	2009

Year end retail backlog	$14,101	$13,689	$8,687
Retail backlog per open store	$288	$291	$241

Investment and Real Estate Segment and Other Items Affecting Net Income (Loss)

Our investments and real estate segment consists of our investments in marketable securities, our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”), equity investments in IHFC (sold during the second quarter of 2011) and Zenith, and retail real estate related to licensee stores.  Although this segment does not have operating earnings, income or loss from the segment is included in other income in our consolidated statements of operations. Our equity investment in IHFC was not included in the identifiable assets of this segment at November 27, 2010 since it had a negative book value and was therefore included in the long-term liabilities section of our consolidated balance sheet. As more fully discussed under “Liquidity and Capital Resources” below, our entire investment in IHFC was sold during the second quarter of 2011 resulting in a gain of $85,542.

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers.  We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business.  In addition, Zenith provides home delivery services for several of our Company-owned retail stores. We believe our partnership with Zenith allows us to focus on our core competencies of manufacturing and marketing home furnishings. Zenith focuses on offering Bassett customers best-of-class service and handling. We consider the expertise that Zenith exhibits in logistics to be a significant competitive advantage for us. In addition, we believe that Zenith is well positioned to take advantage of current growth opportunities for providing logistical services to the furniture industry. Our investment in Zenith was $6,137 at November 26, 2011.  During the second quarter of 2011, we made an additional cash investment of $980, which represented our 49% share of a total $2,000 equity contribution to Zenith to partially fund their acquisition of a warehouse facility.

Investment and real estate income (loss) and other items affecting net income (loss) for fiscal 2011, 2010 and 2009 are as follows:

	2011	2010	2009

Gain on sale of IHFC	$85,542	$-	$-
Loss from Alternative Asset Fund	-	-	(2,730)
Gain on sale of equity securities	-	2,024	764
Other than temporary impairment of investments	-	-	(1,255)
Income from unconsolidated affiliated companies, net	1,840	4,700	5,067
Interest expense	(912)	(1,994)	(2,639)
Retail real estate impairment charges	(3,953)	-	-
Lease exit costs	(837)	-	-
Loan and lease guarantee expense	(1,282)	(1,407)	(2,834)
Gain on mortgage settlements	1,305	-	-
Other	(2,095)	(1,332)	(878)

Total income (loss)	$79,608	$1,991	$(4,505)

The Alternative Asset Fund recorded a loss of $2,730 for fiscal 2009.  In fiscal 2008, we requested our general partner in the Alternative Asset Fund, Private Advisors, L.L.C., to attempt to liquidate all of our investments in the fund.  During fiscal 2009 we received $19,258 for liquidations associated with various investments in the Alternative Asset Fund.  As of November 28, 2009, the Alternative Asset Fund held only a $749 investment in Fortress, along with some remaining cash that was distributed in early 2010.   Due to the level of the remaining assets in the Alternative Asset Fund, the Company and Private Advisors, L.L.C. dissolved the partnership effective December 31, 2009 and the Alternative Asset Fund’s remaining investment interest in Fortress was transferred to the Company.

Historically, our marketable securities have been held by two different money managers and consisted of a combination of equity and fixed income securities, including money market funds.  During the second quarter of 2010, we liquidated our equity holdings with one of the managers and reinvested the proceeds in various money market funds, individual bonds and bond funds.  During the first quarter of 2010, we liquidated the equity holdings with the other manager and reinvested those funds in money market accounts.

We review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary. Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to recording an unrealized holding loss. Due to the decline in the financial markets during fiscal 2008 and into the first quarter of fiscal 2009, many of our holdings sustained significant losses.  Consequently, we recorded $1,255 in other than temporary losses in our consolidated statement of operations in fiscal 2009.

Income from unconsolidated affiliated companies, net includes income from our investment in IHFC (up to the time of the sale of our investment in the second quarter of 2011) as well as income from our equity method investment in Zenith. We recognized income from IHFC and Zenith as follows:

	2011	2010	2009
IHFC	$1,832	$4,535	$4,705
Zenith	8	165	362
	$1,840	$4,700	$5,067

Loan and lease guarantee expense consists of adjustments to our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. We recognized expense of $1,282, $1,407 and $2,834 for fiscal 2011, 2010 and 2009, respectively, to reflect the changes in our estimates of the additional risk that we may have to assume the underlying obligations with respect to our guarantees.

Retail real estate impairment charges for 2011 include non-cash asset impairment charges of $2,106 to write down idle retail locations in Henderson, Nevada and Chesterfield, Virginia to appraised value, and $1,847 to write off certain tenant improvements deemed to be unrecoverable.

Lease exit costs of $837 for 2011 consist of non-cash charges related to lease termination costs at three idle retail locations.

During 2011, we entered into Discounted Payoff Agreements (“DPOs”) with the lenders on three mortgages which were then paid off. Under the terms of these DPOs, the remaining balance owed was reduced, resulting in a $1,305 gain on the settlement of these mortgages.

Provision for Income taxes

We recorded an income tax provision (benefit) of $4,409, $(206) and $(1,754) in fiscal 2011, 2010 and 2009, respectively.  For 2011, our effective tax rate of approximately 7.3% differs from the blended statutory rate of 35.0% primarily due to the reversal of a substantial portion of the valuation allowance on existing deferred tax assets resulting from our utilization of net operating loss carryforwards and credits to significantly offset the taxable gain on the sale of an equity investment (see “Sale of IHFC” below). The benefit recognized in fiscal 2010 arose primarily as a result of the lapse of the statute of limitations on unrecognized state tax benefits, partially offset by the accrual of income taxes to be paid in certain states and penalties associated with certain unrecognized tax benefits. The benefit recognized in fiscal 2009 resulted from our utilization of additional net operating loss carrybacks as provided by the Worker, Homeownership, and Business Assistance Act of 2009 which extended the general carryback period for 2008 NOLs from two years to up to five. Our effective income tax rates for 2010 and 2009 were (9.2)% and (7.1)%, respectively.  The effective rate for those years was favorably impacted by exclusions for dividends received from our investment in IHFC and unfavorably impacted in fiscal 2009 by the write-off of goodwill.  See also Note 12, Income Taxes, to the consolidated financial statements for a full reconciliation of the effective income tax rate for fiscal 2011, 2010 and 2009, as well as additional information regarding our available NOLs and other deferred tax assets and liabilities.

We continue to have $21,023 of deferred tax assets as of November 26, 2011, substantially offset by a valuation allowance of $19,612.  This allowance will remain until such time that our historical operating results and expected future income are sufficient to indicate that it is more likely than not that such assets will be realized.  Should we conclude in the future that there is adequate evidence to reverse the remaining valuation allowance, we will recognize a tax benefit in the period in which such a determination is made.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather the current difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Because new housing starts are down and consumers continue to be faced with general economic uncertainty fueled by continuing high unemployment, high fuel costs, and renewed volatility in the financial markets, consumer spending has decreased, resulting in significant financial losses for us and damaging the ability of certain of our licensees to generate sufficient cash flow in their businesses.  During fiscal 2009, we implemented measures to reduce operating expenses and improve working capital to enhance our cash flow, and have continued to carefully manage our cost structure and working capital throughout fiscal 2010 and 2011.

 Sale of IHFC

On May 2, 2011, we completed the sale of our investment in IHFC, receiving cash proceeds of $69,152 and recording a gain of $85,542.  We have retired certain debt and other long-term obligations, settled various closed stores and idle facilities obligations, resumed paying a quarterly dividend, began buying back stock and paid a special dividend of $0.50 per share.  We will continue to evaluate appropriate uses of available cash which may include more of such items previously listed along with future working capital needs and modest investments in new or repositioned Company-owned stores.

In addition to the $69,152 of cash received upon or following the closing of the IHFC sale, we expect to receive additional cash proceeds from the sale of IHFC as follows:

Tax escrow receivable (1)	$1,413
Indemnification escrow receivable (2)	4,695
Total remaining cash consideration receivable from IHFC sale	$6,108

(1) Included in other current assets in the accompanying consolidated balance sheet at November 26, 2011.
(2) $2,348 included in other current assets in the accompanying consolidated balance sheet at November 26, 2011, with the remainder included in other assets.

The tax escrow receivable represents the portion of escrowed sales proceeds expected to be released to us after the settlement of certain outstanding IHFC tax obligations. In addition, $4,695 of proceeds was placed in escrow to indemnify the purchaser with respect to various contingencies.  Any unused portions of these escrowed funds will be released to us over a three year period.  Currently, we have no reason to believe that any obligations will arise out of such contingencies and therefore expect that the escrowed funds, along with earnings thereon, will be released to us in their entirety as scheduled.

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was $(5,431), $7,788, and $4,120, for fiscal 2011, 2010 and 2009 respectively.

Cash used in operations during 2011 was $5,431 as compared with cash provided by operations of $7,778 for 2010, a decline in operating cash flow of $13,209. This decrease is primarily attributable to settlement of accounts payable during the first quarter of 2011 related to the build-up of inventory during the second half of 2010. We also made estimated Federal and state tax payments of $3,151 resulting from the taxable income generated by the gain on the sale of IHFC. Also, a cash payment of $1,500 to obtain a lease modification for one of our Company-owned store locations was funded out of operating cash flow in the second quarter of 2011.

Our overall cash position increased for 2011 by $58,530, primarily due to the $69,152 of cash proceeds received from the sale of our interest in IHFC as discussed above, as well as a final dividend paid to us by IHFC prior to the sale in the amount of $3,756.  In addition, cash provided by investing activities includes $11,240 from the release of collateral restrictions on cash equivalents. These cash flows were partially offset by cash used for other investing activities which included $4,168 in fixed asset additions, largely for improvement to certain of our Company-owned retail stores and leasehold improvements associated with repositioning our Manchester, Missouri store, and an equity capital contribution to Zenith of $980, which represented our 49% share of a total $2,000 equity contribution to Zenith to partially fund their acquisition of a warehouse facility. Cash used in financing activities for 2011 consisted primarily of payments on our mortgages and other notes payable of $12,053, as well as cash dividends paid of $695 and stock repurchases in the amount of $2,964.  In addition to the $69,601 of cash on hand, we have marketable securities available for sale consisting of $2,939 in bond funds and individual debt securities.  With the current level of cash, cash equivalents and marketable securities on hand, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Receivables and Inventory

Cash collections on our accounts and notes receivable have a significant impact on our overall liquidity. While our cash flow from operations during fiscal 2009 was adversely affected by an increase in accounts receivable before reserves due to the continued difficult environment at retail resulting in lower cash collections, this trend eased somewhat during 2010. However, cash collections during the third quarter of 2010 were adversely affected by delayed shipments due to stock outages. Shipments improved significantly during the fourth quarter of 2010, and we had begun to see the expected resulting improvement in collections from our customers by the end of 2010 and through 2011.

As previously discussed, we gained significant liquidity as a result of the sale of our investment in IHFC (see “Sale of IHFC” above). This liquidity event has enabled us to become more opportunistic in managing our relationships with our licensees and therefore accelerate certain licensees’ ability to rebuild their businesses after several years of extremely difficult industry conditions. As such, during the second quarter of 2011, we cancelled certain debts of what we consider to be key licensees in select markets.  While the debts cancelled were considered to be collectible over time, we believe that, rather than requiring repayment of these obligations, we will realize a greater long-term benefit by the cancellation of these debts. In exchange for relieving the debts of these licensees and thus strengthening their respective financial positions, we believe these licensees will be in a much better position to reinvest in all aspects of their store operations (new product offerings, personnel, advertising, building appeal, etc.) which will ultimately lead to increased sales and profitability of the Bassett brand. As a result of this debt cancellation, we incurred a charge during the second quarter of 2011 in the amount of $6,447.

Our percentage of accounts receivable that are over 90 days past due has decreased from approximately 23% at November 27, 2010 to less than 1% at November 26, 2011.  We recorded $13,490 of bad debt and notes receivable valuation charges during 2011 as compared to $6,567 during 2010.  This increase reflects the continued deterioration of certain of our licensees during 2011.

The following table reflects our accounts receivable and notes receivable and related bad debt reserves:

	November 26, 2011	November 27, 2010

Gross accounts receivable	$16,848	$38,987
Allowance for doubtful accounts	(2,092)	(7,366)
Net accounts receivable	$14,756	$31,621

Gross notes receivable	$6,017	$14,914

Allowance for doubtful accounts and discounts on notes receivable	(4,140)	(6,748)
Net notes receivable	$1,877	$8,166

Our accounts and notes receivable reserve and notes discount activity for fiscal 2011 are as follows:

	Accounts	Notes
	Receivable	Receivable	Total

Balance at November 27, 2010	$7,366	$6,748	$14,114
Bad debt and note valuation charges	8,778	4,712	13,490
Write-offs	(14,052)	(7,292)	(21,344)
Discount amortization	-	(28)	(28)
Balance at November 26, 2011	$2,092	$4,140	$6,232

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

Our inventories consist of the following:

	November 26, 2011	November 27, 2010
Wholesale finished goods	$26,873	$24,934
Work in process	222	244
Raw materials and supplies	5,660	6,100
Retail merchandise	20,504	18,810
Total inventories on first-in, first-out method	53,259	50,088
LIFO adjustment	(6,955)	(6,550)
Reserve for excess and obsolete inventory	(1,175)	(1,728)
	$45,129	$41,810

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

Activity in the reserves for excess quantities and obsolete inventory by segment is as follows:

	Wholesale Segment	Retail Segment	Total
Balance at November 28, 2009	$1,465	$389	$1,854
Additions charged to expense	1,588	226	1,814
Write-offs	(1,534)	(406)	(1,940)
Balance at November 27, 2010	1,519	209	1,728
Additions charged to expense	688	272	960
Write-offs	(1,220)	(293)	(1,513)
Balance at November 26, 2011	$987	$188	$1,175

Our estimates and assumptions have been reasonably accurate in the past. We did not make any significant changes to our methodology for determining inventory reserves in 2011 and do not anticipate that our methodology is reasonably likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

Debt and Other Obligations

With our current level of liquidity, we have substantially reduced the size of our line of credit with our bank.  On July 5, 2011, we entered into a temporary renewal agreement with our bank for a $10,000 revolving line of credit that matured September 5, 2011.  On September 28, 2011, we received a commitment letter from our bank offering a $3,000 line of credit which will be used primarily to back our outstanding letters of credit. This new credit facility, which became effective on December 9, 2011, contains covenants requiring us to maintain certain key financial ratios, however there will be no requirement to pledge assets as collateral. At November 26, 2011, we had $2,318 outstanding under standby letters of credit.

We have two mortgages totaling $3,864 as of November 26, 2011. We expect to satisfy the remaining mortgage obligations from cash flow from operations or our available cash on hand.

 We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of licensee-owned stores. We had obligations of $73,249 at November 26, 2011 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,515 at November 26, 2011. We have also guaranteed loans of certain of our licensees to finance initial inventory packages for those stores. The total contingent liabilities with respect to these loan guarantees were $186 at November 26, 2011.

Dividends and Share Repurchases

In early 2009, in response to the pressures placed upon our cash flows brought on by the severity of the economic recession, we suspended our practice of paying regular dividends.  Due to the substantial improvement in our liquidity resulting from the sale of our interest in IHFC, we resumed the payment of dividends and began repurchasing shares in the open market late in the second quarter of fiscal 2011. During fiscal 2011, two quarterly dividends totaling $695 were paid to shareholders, with a third quarterly dividend of $397 and a special dividend of $5,665 being distributed to shareholders in December of 2011.  During fiscal 2011, we also repurchased 370,800 shares of our stock for $2,964.  The weighted-average effect of these share repurchases was to increase our basic and diluted earnings per share in 2011 by $0.04 and $0.03, respectively.

Capital Expenditures

We currently anticipate that total capital expenditures for fiscal 2012 will be between $7,000 and $9,000 which will be used primarily for the build out of new stores and remodeling of existing Company-owned stores.  Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the new prototype stores, our rate of growth, our operating results and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events. We believe that our existing cash and marketable securities portfolio, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

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

	2012	2013	2014	2015	2016	Thereafter	Total
Post employment benefit obligations (1)	$1,335	$1,220	$1,178	$1,123	$1,081	$9,672	$15,609
Real estate notes payable	202	216	231	247	264	2,704	3,864
Other obligations & commitments	150	150	150	100	100	250	900
Interest payable	254	240	225	209	192	758	1,878
Letters of credit	2,318	-	-	-	-	-	2,318
Operating leases (2)	17,639	15,165	11,638	9,200	6,543	13,064	73,249
Lease guarantees (4)	1,625	403	403	84	-	-	2,515
Loan guarantees (4)	174	12	-	-	-	-	186
Purchase obligations (3)	-	-	-	-	-	-	-
Total	$23,697	$17,406	$13,825	$10,963	$8,180	$26,448	$100,519

(1)
Does not reflect a reduction for the impact of any company owned life insurance proceeds to be received.  Currently, we have life insurance policies with net death benefits of $4,307 to provide funding for these obligations. See Note 14 to the Consolidated Financial Statements for more information.

(2)	Does not reflect a reduction for the impact of sublease income to be received. See Note 18 to the Consolidated Financial Statements for more information.
(3)
The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods.  At the end of fiscal year 2011, we had approximately $15,246 in open purchase orders, primarily for imported inventories, which are in the ordinary course of business.

(4)	Lease and loan guarantees relate to payments we would only be required to make in the event of default on the part of the guaranteed parties.

Off-Balance Sheet Arrangements:

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of BHF stores. We have guaranteed certain lease obligations of licensee operators as part of our retail strategy. We also have guaranteed loans of certain of our licensees to finance initial inventory packages for these stores. See Contractual Obligations and Commitments table above and Note 18 to the Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K, for further discussion of operating leases, lease guarantees and loan guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

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

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received.  During fiscal 2011, 2010 and 2009, there were four, seven and thirteen dealers, respectively, for which these criteria were not met and therefore revenue was being recognized on a cost recovery basis. As of November 26, 2011 and November 27, 2010, zero and two dealers, respectively, remained on the cost recovery basis.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our accounts receivable reserves were $2,092 and $7,366 at November 26, 2011 and November 27, 2010, respectively, representing 12.4% and 18.9% of our gross accounts receivable balances at those dates, respectively.  The allowance for doubtful accounts is based on a review of specifically identified customer accounts in addition to an overall aging analysis. We evaluate the collectibility of our receivables from our licensees and other customers on a quarterly basis based on factors such as their financial condition, our collateral position, potential future plans with licensees and other similar factors. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivable and is adjusted accordingly based on historical experience, current developments and present economic conditions and trends. In the current economic environment, our historical experience with customers carries less weight than in previous years. The timeliness of a licensee’s or customer’s ability to pay us can deteriorate at a much faster pace than in previous years. As such, despite our best efforts, the ultimate precision with respect to our allowance for doubtful accounts is likely to be less when compared to previous periods. Although actual losses have not differed materially from our previous estimates, future losses could differ from our current estimates. Unforeseen events such as a licensee or customer bankruptcy filing could have a material impact on our results of operations.

Long Term Notes Receivable – Previously, when in the ordinary course of business a licensee had substantial past due amounts due to the Company, but was otherwise considered viable and likely to continue as a going concern, we may have decided to move all or a portion of a licensee’s past due accounts receivable to a long-term interest-bearing note receivable. We believed that the note receivable allowed the licensee to focus on keeping current and future amounts current, while continuing to meet its financial obligations to us.   We no longer believe this to be a prudent strategy and do not plan to convert additional past due receivables into long-term interest bearing notes in the foreseeable future. Some of these notes are collateralized by real estate. At the inception of the note receivable, we determine whether the note bears a market rate of interest. In estimating a market rate of interest, we first consider factors such as licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee, licensee sales and any underlying collateral. For those licensees where there is a concern of collectibility, our estimated market rate of interest is based on certain published high–yield bond indices. For those where collectibility is less of a concern, the estimated market rate of interest is generally based on the prime rate. A discount on the note is recorded if we determine that the note bears an interest rate below the market rate and a premium is recorded if we determine that the note bears an interest rate above the market rate. We amortize the related note discount or premium over the contractual term of the note and cease amortizing the discount to interest income when the present value of expected future cash flows is less than the carrying value of the note. Interest income associated with the discount amortization is immaterial and is recorded in other loss, net, in our consolidated statement of operations. On a quarterly basis we examine these notes for evidence of impairment, considering factors such as licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee, licensee sales and any underlying collateral. After considering these factors, should we believe that all or a portion of the note receivable cannot or will not be paid, we record an impairment charge on the note using discounted cash flow methods to determine the impairment charge.  An impairment charge does not necessarily indicate that a loan has no recovery or salvage value, but rather that, based on management’s judgment and the consideration of specific licensee factors, it is more prudent than not to record an impairment charge. Our allowance for doubtful accounts and discounts on notes receivable were $4,140 and $6,748 at November 26, 2011 and November 27, 2010, respectively, representing 68.8% and 45.2% of our gross notes receivable balances at those dates, respectively.

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

Valuation Allowance on Deferred Tax Assets –We evaluate our deferred income tax assets to determine if valuation allowances are required or should be adjusted. A valuation allowance is established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

Investments and Marketable Securities – Investments and marketable securities are marked to market and recorded at their fair value.  We account for our investment in Fortress by marking it to market value each month based on the net asset values provided by the fund manager, adjusted for estimated liquidity discounts.  Unrealized holding gains and losses, net of the related income tax effect, on available for sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available for sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold.  We also review our available for sale securities to determine whether a decline in fair value of a security below the cost basis is other than temporary.   Should the decline be considered other than temporary, we write down the cost of the security and include the loss in current earnings.  In determining whether a decline is other than temporary, we consider such factors as the significance of the decline as compared to the cost basis, the current state of the financial markets and the economy, the length of time for which there has been an unrealized loss and the relevant information regarding the operations of the investee.

Goodwill – Goodwill represents the excess of the purchase price over the value assigned to tangible assets and liabilities and identifiable intangible assets of businesses acquired.  The acquisition of assets and liabilities and any resulting goodwill is allocated to the respective reporting unit; Wholesale, Retail or Real Estate/Investments.  We review goodwill at the reporting unit level annually for impairment or more frequently if events or circumstances indicate that assets might be impaired.

The goodwill impairment test consists of a two-step process, if necessary. Effective with our annual assessment of goodwill performed as of the beginning of the fourth quarter of fiscal 2011, we have adopted the provisions of ASU No. 2011-08, which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other. Per ASC Topic 350, as amended by ASU 2011-08, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and our goodwill is considered to be unimpaired.  However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the two-step process.

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

In July 2010, the FASB issued ASU No. 2010-20, which updates the guidance in ASC Topic 310, Receivables, related to disclosures about the credit quality of financing receivables and the allowance for credit losses.  The new disclosures require disaggregated information related to financing receivables and include for each class of financing receivables, among other things: a rollforward for the allowance for credit losses, credit quality information, impaired loan information, modification information, non-accrual and past-due information.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  In January 2011, ASU No. 2011-01 delayed the effective date for certain requirements of ASU 2010-20 regarding disclosures about troubled debt restructurings until guidance could be issued as to what constitutes a troubled debt restructuring. In April 2011, ASU 2011-02 was issued to provide such guidance and requires disclosures about troubled debt restructurings to become effective for periods beginning on or after June 15, 2011. Accordingly, we have implemented all of the guidance of ASU 2010-20 during fiscal 2011. The adoption of this guidance has not had a material impact on our financial position or results of operations.

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

In May 2011, the FASB issued ASU No. 2011-04, which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011, and early application is not permitted. This guidance will become effective for us as of the beginning of our second quarter of fiscal 2012. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, which updated the guidance in ASC Topic 220, Comprehensive Income. Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and early application is permitted. In December of 2011, the FASB issued ASU No. 2011-12, which defers only those provisions within ASU 2011-05 pertaining to reclassification adjustments out of accumulated other comprehensive income. This guidance, except for those provisions deferred by ASU 2011-12, will become effective for us as of the beginning of our 2013 fiscal year. The adoption of this guidance will not have an impact on our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other. The amendments in ASU 2011-08 affect all entities that have goodwill reported in their financial statements. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this Update include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, however the examples are not intended to be all-inclusive and an entity my identify other relevant events and circumstances to consider in making the determination. The examples in this Update supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative should consider in determining whether to perform the second step of the impairment test. Under the amendments in this Update, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. As permitted by ASU 2011-08, we have adopted the provisions of this Update effective for our fiscal 2011 annual test for goodwill impairment, performed as of the beginning of the fourth quarter of fiscal 2011.  The adoption of this Update did not have a material impact upon our financial positions or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in market prices of our marketable securities.  At November 26, 2011, we had $2,939 in marketable securities which consisted of a portfolio of bond funds and fixed income securities.  Maturity dates on the fixed income securities in the portfolio range from one to twenty years.

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

We have potential exposure to market risk related to the current weakness in the commercial real estate market.   Our retail real estate holdings of $16,257 for licensee-operated stores as well as our holdings of $26,774 for Company-owned stores at November 26, 2011 could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties in the current market. Additionally, if we are required to assume responsibility for payment under the $2,515 of lease obligations we have guaranteed on behalf of licensees as of November 26, 2011, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Bassett Furniture Industries, Incorporated :

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated and subsidiaries as of November 26, 2011 and November 27, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 26, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of International Home Furnishings Center, Inc. (a corporation in which the Company had a 47% interest until it was sold on May 2, 2011) for each of the two years in the period ended November 27, 2010 have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for International Home Furnishings Center, Inc., is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in International Home Furnishings Center, Inc. is stated at $(7,356,000) at November 27, 2010, and the Company’s equity in the net income of International Home Furnishings Center, Inc. is stated at $4,535,000 and $4,705,000 for each of the two years in the period ended November 27, 2010.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bassett Furniture Industries, Incorporated and subsidiaries at November 26, 2011 and November 27, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 26, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bassett Furniture Industries, Incorporated's internal control over financial reporting as of November 26, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greensboro, North Carolina

February 3, 2012

Consolidated Balance Sheets
Bassett Furniture Industries, Incorporated and Subsidiaries
November 26, 2011 and November 27, 2010
(In thousands, except share and per share data)

	2011	2010
Assets
Current assets
Cash and cash equivalents	$69,601	$11,071
Accounts receivable, net of allowance for doubtful accounts of $2,092 and $7,366 as of November 26, 2011 and November 27, 2010, respectively	14,756	31,621
Marketable Securities	2,939	-
Inventories	45,129	41,810
Other current assets	7,778	6,969
Total current assets	140,203	91,471

Property and equipment, net	49,946	46,250

Long-term Assets
Investments	806	15,111
Retail real estate	16,257	27,513
Notes receivable, net of allowance for doubtful accounts and discounts of $4,140 and $6,748 as of November 26, 2011 and November 27, 2010, respectively	1,802	7,508
Other	14,160	9,464
Total long-term assets	33,025	59,596
Total assets	$223,174	$197,317

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,821	$24,893
Accrued compensation and benefits	7,201	6,652
Customer deposits	9,238	9,171
Dividends payable	6,063	-
Other accrued liabilities	10,302	11,594
Current portion of real estate notes payable	202	9,521
Total current liabilities	51,827	61,831

Long-term liabilities
Post employment benefit obligations	11,226	11,004
Real estate notes payable	3,662	4,295
Distributions in excess of affiliate earnings	-	7,356
Other long-term liabilities	4,024	6,526
Total long-term liabilities	18,912	29,181

Commitments and Contingencies

Stockholders’ equity
Common stock, $5 par value; 50,000,000 shares authorized; issued and outstanding 11,342,332 in 2011 and 11,558,974 in 2010	56,712	57,795
Retained earnings	96,331	48,459
Additional paid-in-capital	-	478
Accumulated other comprehensive loss	(608)	(427)
Total stockholders' equity	152,435	106,305
Total liabilities and stockholders’ equity	$223,174	$197,317

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Consolidated Statements of Operations
Bassett Furniture Industries, Incorporated and Subsidiaries
For the years ended November 26, 2011, November 27, 2010, and November 28, 2009
(In thousands, except per share data)

	2011	2010	2009

Net sales	$253,208	$235,254	$232,722
Cost of sales	125,642	122,566	129,882
Gross profit	127,566	112,688	102,840

Selling, general and administrative expenses excluding bad debt and notes receivable valuation charges	122,023	110,808	103,789
Bad debt and notes receivable valuation charges	13,490	6,567	15,205
Licensee debt cancellation charges	6,447	-	-
Income from Continued Dumping & Subsidy Offset Act	(765)	(488)	(1,627)
Restructuring and impairment charges	2,500	-	2,987
Lease exit costs	3,728	-	2,434
Loss from operations	(19,857)	(4,199)	(19,948)

Gain on sale of affiliate	85,542	-	-
Income (loss) from investments	163	2,325	(1,966)
Other than temporary impairment of investments	-	-	(1,255)
Income from unconsolidated affiliated companies, net	1,840	4,700	5,067
Interest expense	(912)	(1,994)	(2,639)
Retail real estate impairment charges	(3,953)	-	-
Other loss, net	(3,072)	(3,040)	(3,712)
Income (loss) before income taxes	59,751	(2,208)	(24,453)

Income tax benefit (provision)	(4,409)	206	1,754

Net income (loss)	$55,342	$(2,002)	$(22,699)

Net income (loss) per share
Basic income (loss) per share	$4.84	$(0.17)	$(1.99)

Diluted income (loss) per share	$4.79	$(0.17)	$(1.99)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows
Bassett Furniture Industries, Incorporated and Subsidiaries
For the years ended November 26, 2011, November 27, 2010, and November 28, 2009
(In thousands)

	2011	2010	2009
Operating activities:
Net income (loss)	$55,342	$(2,002)	$(22,699)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,514	5,966	6,604
Equity in undistributed income of investments and unconsolidated affiliated companies	(1,840)	(4,737)	(2,319)
Provision for restructuring and asset impairment charges	2,500	-	2,587
Licensee debt cancellation charges	6,447	-	-
Lease exit costs	2,228	-	2,434
Provision for lease and loan guarantees	1,283	1,407	2,834
Provision for losses on accounts and notes receivable	13,490	6,567	15,205
Other than temporary impairment of investments	-	-	1,255
Gain on sale of equity securities	-	(2,024)	(764)
Gain on mortgage settlement	(1,305)	-	-
Gain on sale of affiliate	(85,542)	-	-
Impairment and lease exit charges on retail real estate	4,790	-	-
Other, net	450	256	(2,364)
Changes in operating assets and liabilities
Accounts receivable	1,034	(4,467)	(6,744)
Inventories	299	(5,443)	11,704
Other current assets	2,300	5,262	3,451
Accounts payable and accrued liabilities	(12,421)	7,003	(7,064)
Net cash provided by (used in) operating activities	(5,431)	7,788	4,120

Investing activities:
Purchases of property and equipment	(4,168)	(2,013)	(1,096)
Proceeds from sales and condemnation of property and equipment	211	4,247	129
Acquisition of retail licensee stores, net of cash acquired	-	(378)	(481)
Proceeds from sale of affiliate	69,152	-	-
Release of collateral restrictions on cash equivalents	11,240	-	-
Proceeds from sales of investments	3,297	9,101	26,234
Purchases of investments	(3,132)	(8,851)	(6,939)
Dividends from affiliates	3,756	937	3,847
Equity contribution to affiliate	(980)	-	-
Net cash received on licensee notes	127	494	645
Net cash provided by investing activities	79,503	3,537	22,339

Financing activities:
Net repayments under revolving credit facility	-	(15,000)	(4,000)
Repayments of real estate notes payable	(8,647)	(7,530)	(812)
Repayments of other notes	(3,406)	(1,087)	(1,081)
Issuance of common stock	170	142	95
Repurchases of common stock	(2,964)	-	(75)
Cash dividends	(695)	-	(1,142)
Net cash used in financing activities	(15,542)	(23,475)	(7,015)
Change in cash and cash equivalents	58,530	(12,150)	19,444
Cash and cash equivalents - beginning of year	11,071	23,221	3,777
Cash and cash equivalents - end of year	$69,601	$11,071	$23,221

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity
Bassett Furniture Industries, Incorporated and Subsidiaries
For the years ended November 26, 2011. November 27, 2010, and November 28, 2009
(In thousands, except share and per share data)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income (loss)	Total

Balance, November 29, 2008	11,420,431	$57,102	$346	$73,160	$(429)	$194,852

Comprehensive income (loss)
Net loss	-	-	-	(22,699)	-	(22,699)
Actuarial adjustment to supplemental executive retirement defined benefit plan	-	-	-	-	125	125
Net change in unrealized holding gains	-	-	-	-	2,422	2,422
Total comprehensive loss						(20,152)
Issuance of common stock	95,185	476	(277)	-	-	199
Purchase and retirement of common stock	(60,900)	(304)	229	-	-	(75)
Stock-based compensation	-	-	183	-	-	183

Balance, November 28, 2009	11,454,716	57,274	481	50,461	2,118	110,334

Comprehensive loss
Net loss	-	-	-	(2,002)	-	(2,002)
Actuarial adjustment to supplemental executive retirement defined benefit plan	-	-	-	-	(666)	(666)
Net change in unrealized holding gains	-	-	-	-	(1,879)	(1,879)
Total comprehensive loss						(4,547)
Issuance of common stock	104,258	521	(379)	-	-	142
Purchase and retirement of common stock	-	-	-	-	-	-
Stock-based compensation	-	-	376	-	-	376

Balance, November 27, 2010	11,558,974	57,795	478	48,459	(427)	106,305

Comprehensive income
Net income	-	-	-	55,342	-	55,342
Actuarial adjustment to supplemental executive retirement defined benefit plan	-	-	-	-	(133)	(133)
Net change in unrealized holding gains	-	-	-	-	(48)	(48)
Total comprehensive income						55,161
Regular dividends ($0.10 per share)	-	-	-	(1,092)	-	(1,092)
Special dividend ($0.50 per share)	-	-	-	(5,665)	-	(5,665)
Issuance of common stock	154,158	771	(506)	-	-	265
Purchase and retirement of common stock	(370,800)	(1,854)	(398)	(713)	-	(2,965)
Stock-based compensation	-	-	426	-	-	426

Balance, November 26, 2011	11,342,332	$56,712	$-	$96,331	$(608)	$152,435

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

1. Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, the “Company”) based in Bassett, Va., is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s full range of furniture products and accessories, designed to provide quality, style and value, are sold through an exclusive nation-wide network of 88 retail stores known as Bassett Home Furnishings (referred to as “BHF”) as well as other multi-line furniture stores. Of the 88 stores, the Company owns and operates 49 stores (“Company-owned retail stores”) with 39 independently owned (“licensee operated”).

The Company sourced approximately 52% of its wholesale products to be distributed through the store network from various countries, with the remaining volume produced at its two domestic manufacturing facilities.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year ends on the last Saturday in November, which periodically results in a 53-week year. Fiscal 2011, 2010, and 2009 each contained 52 weeks.  The Consolidated Financial Statements include the accounts of Bassett Furniture Industries, Incorporated and our majority-owned subsidiaries for whom we have operating control.  All significant intercompany balances and transactions are eliminated in consolidation. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2011, 2010 and 2009 are to Bassett's fiscal year ended November 26, 2011, November 27, 2010 and November 28, 2009, respectively.  References to the “ASC” included hereinafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board as the source of authoritative GAAP.

For comparative purposes, certain amounts in the 2010 and 2009 financial statements have been reclassified to conform to the 2011 presentation.

The equity method of accounting is used for our investments in affiliated companies in which we exercise significant influence but do not maintain operating control. Consolidated net income or net loss includes our proportionate share of the net income or net loss of these companies.

We analyzed our licensees under the requirements for variable interest entities (“VIEs”). All of these licensees operate as BHF stores and are furniture retailers. We sell furniture to these licensees, and in some cases have extended credit beyond normal terms, made lease guarantees, guaranteed loans, or loaned directly to the licensees. We have recorded reserves for potential exposures related to these licensees. See Note 18 for disclosure of leases, lease guarantees and loan guarantees. Based on financial projections and best available information, all licensees have sufficient equity to carry out their principal operating activities without subordinated financial support. Furthermore, we believe that the power to direct the activities that most significantly impact the licensees’ operating performance continues to lie with the ownership of the licensee dealers.  Our rights to assume control over or otherwise influence the licensees’ significant activities only exist pursuant to our license and security agreements and are in the nature of protective rights as contemplated under ASC Topic 810. We completed our assessment for other potential VIEs, and concluded that there were none. We will continue to reassess the status of potential VIEs including when facts and circumstances surrounding each potential VIE change.

During the first and second quarters of fiscal 2009, the Staff of the Securities and Exchange Commission (the “SEC”) performed a review of our Form 10-K for the year ended November 29, 2008 and subsequently our Form 10-Q for the quarter ended February 28, 2010. Among other items, the Staff identified issues with our initial valuation of notes receivable due from our licensees (primarily for amounts converted from past due accounts receivable due from them) and our methodology for determining reserves for our accounts receivable, notes receivable, and loan guarantees.   As a result of the SEC’s comments, we reviewed our accounting policies and processes in these areas previously mentioned and determined that we should have recorded lower values for certain of our notes receivable upon inception and, subsequently, recorded additional reserves on those notes due to an error in how we determined an appropriate market rate of interest for those notes. In addition, we also concluded that we should have recognized revenue for certain customers on a cost recovery basis for shipments beginning in the first quarter of 2009 and that additional reserves for loan guarantees should be established. Therefore, we recorded an additional $3,280 of net charges in the quarter ended February 28, 2009 to account for these lower note values, increased reserves and reduced revenue and filed an amended Form 10-Q for the quarter then ended. Of the amount recorded, $1,936 related to periods prior to the quarter ended February 28, 2009. However, based on our consideration of the underlying quantitative and qualitative factors surrounding the prior period errors, the effects on the previous annual and interim periods were determined to be immaterial and, therefore, periods prior to the quarter ended February 28, 2009 were not restated.

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

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectability of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received.  During fiscal 2011, 2010 and 2009 there were four, seven and thirteen dealers, respectively, for which these criteria were not met and therefore revenue was being recognized on a cost recovery basis. As of November 26, 2011, November 27, 2010, and November 28, 2009 there were zero, two, and seven dealers, respectively, that remained on the cost recovery basis.  The cumulative amount of deferred gross profit is carried in the accompanying balance sheets as a reduction of gross accounts receivable until payment is received.  The following table details the reduction of gross accounts receivable related to deferred gross profit:

	November 26, 2011	November 27, 2010	November 28, 2009

Reduction of gross accounts receivable	$-	$494	$721

The following table details the total revenue and cost deferred for each fiscal year, prior to any subsequent recognition due to the transaction meeting the revenue recognition requirements:

	2011	2010	2009

Revenue deferred	$1,678	$947	$7,149

Cost deferred	$1,175	$663	$5,004

Net sales and cost of sales in the consolidated statements of operations exclude the full amounts of the deferred revenue and cost shown above.

Cash Equivalents

The Company considers cash on hand, demand deposits in banks and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Supplemental Cash Flow Information

In addition to the amounts paid, net of cash acquired, for the acquisition of licensee stores reported under investing activities in our consolidated statements of cash flows, the majority of such acquisitions were funded primarily through non-cash transactions in which receivables due from the licensees were settled in exchange for certain inventory and property and equipment of the licensees as well as the assumption of certain liabilities.  The value of the non-cash portion of such transactions was $2,298, $2,751 and $1,933 for 2011, 2010, and 2009, respectively.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Accounts Receivable

Substantially all of our trade accounts receivable is due from customers located within the United States. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates.

Notes Receivable

Previously, when in the ordinary course of business a licensee had substantial past due amounts due to the Company, but was otherwise considered viable and likely to continue as a going concern, we may have decided to move all or a portion of a licensee’s past due accounts receivable to a long-term interest-bearing note receivable. We believed that the note receivable allowed the licensee to focus on keeping current and future amounts current, while continuing to meet its financial obligations to us.   This is no longer our policy, and we do not plan to convert additional past due receivables into long-term interest bearing notes in the foreseeable future. While the majority of our notes receivable were issued as conversions of existing accounts receivable, some were issued to assist licensees in opening or acquiring new stores in underserved markets, which we believed would benefit both the licensee and the Company. Some of these notes are collateralized by real estate.

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

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable and financial guarantees subject us to credit risk partially due to the concentration of amounts due from and guaranteed on behalf of independent licensee customers. At November 26, 2011 and November 27, 2010, our aggregate exposure from receivables and guarantees related to customers consisted of the following:

	2011	2010
Accounts receivable, net of allowances (Note 4)	$14,756	$31,621
Notes receivable, net of allowances (Note 6)	1,877	8,166
Contingent obligations under lease and loan guarantees, less amounts recognized (Note 18)	2,193	5,848
Total credit risk exposure related to customers	$18,826	$45,635

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

At November 26, 2011 and November 27, 2010, approximately 20% of the aggregate risk exposure, net of reserves, shown above was attributable to two licensees accounting for approximately 10% each. In fiscal 2011, 2010 and 2009, no customer accounted for more than 10% of total net sales.

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $6,598, $5,350, and $3,380 in fiscal 2011, 2010, and 2009, respectively.

Inventories

Inventories (retail merchandise, finished goods, work in process and raw materials) are stated at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the last-in, first-out (“LIFO”) method because we believe this methodology provides better matching of revenue and expenses. The cost of imported inventories is determined on a first-in, first-out (“FIFO”) basis. Inventories accounted for under the LIFO method represented 15% and 18% of total inventory before reserves at November 26, 2011 and November 27, 2010, respectively. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

Retail Real Estate

Retail real estate is comprised of owned and leased properties utilized by licensee operated BHF stores. These properties are located in high traffic, upscale locations that are normally occupied by large successful national retailers. This real estate is stated at cost less accumulated depreciation and is depreciated over the useful lives of the respective assets utilizing the straight line method. Buildings and improvements are generally depreciated over a period of 10 to 39 years.  Leasehold improvements are amortized based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter.  As of November 26, 2011 and November 27, 2010, the cost of retail real estate included land totaling $5,731 and $8,011, respectively, and building and leasehold improvements of $15,431 and $27,843, respectively. As of November 26, 2011 and November 27, 2010, accumulated depreciation of retail real estate was $4,905 and $8,341, respectively. Depreciation expense was $876, $1,306, and $1,353 in fiscal 2011, 2010, and 2009, respectively. Impairment charges related to retail real estate totaled $3,953 for 2011 and are included in retail real estate impairment charges in other income, a component of non-operating expense in our Consolidated Statements of Operations. There were no retail real estate impairment charges in 2009 and 2010.

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

The goodwill impairment test consists of a two-step process, if necessary. Effective with our annual assessment of goodwill performed as of the beginning of the fourth quarter of fiscal 2011, we have adopted the provisions of ASU No. 2011-08, which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other. Per ASC Topic 350, as amended by ASU 2011-08, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and our goodwill is considered to be unimpaired.  However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the two-step process.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

The first step compares the carrying value of each reporting unit that has goodwill with the estimated fair value of the respective reporting unit.  Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, the second step is performed whereby we must calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit.  This second step represents a hypothetical application of the acquisition method of accounting as if we had acquired the reporting unit on that date. Our impairment methodology uses a discounted cash flow analysis requiring certain assumptions and estimates to be made regarding future profitability of the reporting unit and industry economic factors.  While we believe such assumptions and estimates are reasonable, the actual results may differ materially from the projected amounts.  As of November 26, 2011, goodwill of $435, resulting from the acquisition of the Raleigh, North Carolina store in November of 2010 (see Note 10) is included in other assets in the accompanying balance sheet.  Based on our qualitative assessment as described above, we have concluded that this goodwill is not impaired. As of November 28, 2009, all goodwill recognized prior to that date had been fully impaired.

Impairment of Long Lived Assets

We periodically evaluate whether events or circumstances have occurred that indicate long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use and eventual disposition of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.  Fair value is determined based on discounted cash flows or appraised values depending on the nature of the assets. The long-term nature of these assets requires the estimation of cash inflows and outflows several years into the future.

Investments

Investments consist of a portfolio of marketable securities and our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”), formerly part of the Bassett Industries Alternative Asset Fund L.P. (“Alternative Asset Fund”). Marketable securities are classified as available-for-sale and marked to market and recorded at their fair value. These marketable securities are held in the custody of two major financial institutions.  Our investment in Fortress is marked to market based upon the net asset values provided by the fund manager, adjusted for estimated liquidity discounts with the resultant difference from the prior valuation included in income (loss) from investments in the accompanying statements of operations.  Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income and are determined using the specific identification method for ascertaining the cost of securities sold.

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

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

We evaluate our deferred income tax assets to determine if valuation allowances are required or should be adjusted. A valuation allowance is established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.  See Note 12 - Income Taxes.

Shipping and Handling Costs

Costs incurred to deliver wholesale merchandise to customers are recorded in selling, general and administrative expense and totaled $13,680, $13,308, and $13,240 for fiscal 2011, 2010 and 2009, respectively. Costs incurred to deliver retail merchandise to customers are also recorded in selling, general and administrative expense and totaled $5,218, $4,145, and $3,226 for fiscal 2011, 2010 and 2009, respectively.

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred and are included in selling, general and administrative expenses. Advertising costs totaled $10,399, $8,462, and $7,868 in fiscal 2011, 2010, and 2009, respectively.

Business Insurance Reserves

We have self-funded insurance programs in place to cover health insurance claims and workers’ compensation claims which arose prior to June 2011. Commencing June 1, 2011, we converted to a guaranteed cost program for workers’ compensation. These insurance programs are subject to various stop-loss limitations and are partially re-insured through a captive insurance program. We accrue estimated losses using historical loss experience. Although we believe that the insurance reserves are adequate, the reserve estimates are based on historical experience, which may not be indicative of current and future losses. We adjust insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.

Directors’ Charitable Award Program

In 1992, we established the Bassett Furniture Industries, Incorporated Directors’ Charitable Award Program (the “Program”), under which each eligible director of the Company could recommend that the Company make a donation of up to $500 to an eligible charity selected by the director.  The donations are to be made in the director’s name, in ten equal annual installments, with the first installment to be made as soon as practicable after the director’s death. No new directors have been allowed to participate in the program since 1996, and our Board of Directors may, at any time, terminate the program and cease making the designated contributions. We elected to fund 100% of the designated contributions under the Program with life insurance policies covering the participating directors.  The participating directors are paired under second-to-die policies whereby the death benefit for both directors is not received until the second of the pair is deceased.  Contributions made on behalf of the first paired director to die are charged to an asset until the death benefits are received at the time of the second director’s death. At that time, the portion of the death benefit attributable to the second director’s designated contributions is recorded as a liability against which the remaining contribution installments are charged as paid.  At November 26, 2011, there were remaining designated future contributions totaling $6,900 associated with 15 current and former directors, of which $900 relates to three deceased directors for which installment payments have commenced. The total death benefit on the life insurance in force at November 26, 2011 is $7,500.  All premiums required for the life insurance were paid in prior years and no additional premium payments will be required to keep the policies in force. The net asset representing charitable contributions made in advance of death benefits to be received and the cash surrender value of the related life insurance were $600 and $1,637, respectively, at November 26, 2011, and $450 and $1,677, respectively, at November 27, 2010. Both amounts are included in other assets in the accompanying balance sheets.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, which updates the guidance in ASC Topic 820, Fair Value Measurements and Disclosures, related to disclosures about fair value measurements.  New disclosures will require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and to present separately in the reconciliation for fair value measurements in Level 3 information about purchases, sales, issuances and settlements on a gross basis rather than as one net amount.  The ASU  also amends ASC Subtopic 820-10 to clarify certain existing disclosures regarding the level of disaggregation at which fair value measurements are provided for each class of assets and liabilities; and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which become effective for fiscal years beginning after December 15, 2010.  We implemented the new disclosures and clarifications of existing disclosures beginning with our second quarter of fiscal 2010, and the disclosures about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements will be implemented beginning in our first quarter of fiscal 2012. The adoption of this guidance has not had, and is not expected to have, a material impact on our financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, which updates the guidance in ASC Topic 310, Receivables, related to disclosures about the credit quality of financing receivables and the allowance for credit losses.  The new disclosures require disaggregated information related to financing receivables and include for each class of financing receivables, among other things: a rollforward for the allowance for credit losses, credit quality information, impaired loan information, modification information, non-accrual and past-due information.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  In January 2011, ASU No. 2011-01 delayed the effective date for certain requirements of ASU 2010-20 regarding disclosures about troubled debt restructurings until guidance could be issued as to what constitutes a troubled debt restructuring. In April 2011, ASU 2011-02 was issued to provide such guidance and requires disclosures about troubled debt restructurings to become effective for periods beginning on or after June 15, 2011. Accordingly, we have implemented all of the guidance of ASU 2010-20 during fiscal 2011. The adoption of this guidance has not had a material impact on our financial position or results of operations.

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

In May 2011, the FASB issued ASU No. 2011-04, which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011, and early application is not permitted. This guidance will become effective for us as of the beginning of our second quarter of fiscal 2012. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, which updated the guidance in ASC Topic 220, Comprehensive Income. Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and early application is permitted. In December of 2011, the FASB issued ASU No. 2011-12, which defers only those provisions within ASU 2011-05 pertaining to reclassification adjustments out of accumulated other comprehensive income. This guidance, except for those provisions deferred by ASU 2011-12, will become effective for us as of the beginning of our 2013 fiscal year. The adoption of this guidance will not have an impact on our financial position or results of operations.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

In September 2011, the FASB issued ASU No. 2011-08, which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other. The amendments in ASU 2011-08 affect all entities that have goodwill reported in their financial statements. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this Update include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, however the examples are not intended to be all-inclusive and an entity my identify other relevant events and circumstances to consider in making the determination. The examples in this Update supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative should consider in determining whether to perform the second step of the impairment test. Under the amendments in this Update, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. As permitted by ASU 2011-08, we have adopted the provisions of this Update effective for our fiscal 2011 annual test for goodwill impairment, performed as of the beginning of the fourth quarter of fiscal 2011.  The adoption of this Update did not have a material impact upon our financial positions or results of operations.

3. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of the following, net of taxes:

	November 26, 2011	November 27, 2010

Actuarial adjustment to supplemental executive retirement defined benefit plan	$(656)	$(372)
Unrealized holding gains	236	284
Excess of additional pension liability over unamortized transition obligation	(188)	(339)
	$(608)	$(427)

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

4. Accounts Receivable

Accounts receivable consists of the following:

	November 26, 2011	November 27, 2010
Gross accounts receivable	$16,848	$38,987
Allowance for doubtful accounts	(2,092)	(7,366)
Net accounts receivable	$14,756	$31,621

Activity in the allowance for doubtful accounts was as follows:

	2011	2010

Balance, beginning of the year	$7,366	$10,757
Additions charged to expense	8,778	4,671
Write-offs	(14,052)	(8,062)
Balance, end of the year	$2,092	$7,366

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures.  See Note 8.

5. Inventories

Inventories consist of the following:

	November 26, 2011	November 27, 2010
Wholesale finished goods	$26,873	$24,934
Work in process	222	244
Raw materials and supplies	5,660	6,100
Retail merchandise	20,504	18,810
Total inventories on first-in, first-out method	53,259	50,088
LIFO adjustment	(6,955)	(6,550)
Reserve for excess and obsolete inventory	(1,175)	(1,728)
	$45,129	$41,810

During 2009, we liquidated certain LIFO inventories, which decreased cost of sales by $1,232.  We source a significant amount of our wholesale product from other countries.  During 2011, 2010 and 2009, purchases from our two largest vendors located in China and Vietnam were $24,996, $24,229 and $19,021 respectively.

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance at November 28, 2009	$1,465	$389	$1,854
Additions charged to expense	1,588	226	1,814
Write-offs	(1,534)	(406)	(1,940)
Balance at November 27, 2010	1,519	209	1,728
Additions charged to expense	688	272	960
Write-offs	(1,220)	(293)	(1,513)
Balance at November 26, 2011	$987	$188	$1,175

6. Notes Receivable
Notes receivable consists of the following:

	November 26, 2011	November 27, 2010
Notes receivable	$6,017	$14,914
Allowance for doubtful accounts
and discounts on notes receivable	(4,140)	(6,748)
Notes receivable, net	1,877	8,166
Less: current portion of notes receivable	(75)	(658)
Long term notes receivable	$1,802	$7,508

Our notes receivable, which bear interest at rates ranging from 2% to 6%, consist primarily of amounts due from our licensees from loans made by the Company to help licensees fund their operations.  Approximately 43% and 61% of our notes receivable represent conversions of past due accounts receivable at November 26, 2011 and November 27, 2010, respectively.  We have discontinued these conversions and have no plans to resume this practice. At the inception of the note receivable, we determined whether the note carried a market rate of interest. A discount on the note was recorded if we determined that the note carried an interest rate below the market rate.  We amortize the related note discount over the contractual term of the note and cease amortizing the discount to interest income when the present value of expected future cash flows is less than the carrying value of the note.   Interest income on the notes receivable, which is included in other income (loss), net, was as follows:

	2011	2010	2009
Interest income	$129	$463	$681

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

The initial carrying value of the notes receivable was determined using present value techniques which consider the fair market rate of interest based on the licensee’s risk profile and estimated cash flows to be received. The estimated fair value of our notes receivable portfolio was $1,877 at November 26, 2011 and $8,212 at November 27, 2010.  The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures.  See Note 8.

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

Our investment in notes receivable and related allowances, disaggregated by class, are as follows at November 26, 2011:

		Allowance for
	Gross	Doubtful Accounts	Notes Receivable
	Notes Receivable	and Discounts	Net

Due from current licensees	$1,529	$(1,529)	$-
Due from former licensees:
Secured by real estate	2,657	(975)	1,682
Unsecured	1,636	(1,636)	-
Other notes	195	-	195

Balance at November 26, 2011	$6,017	$(4,140)	$1,877

The notes receivable shown above by class include impaired notes and related allowances as of November 26, 2011 as follows:

		Allowance for
	Gross	Doubtful Accounts	Notes Receivable
	Notes Receivable	and Discounts	Net

Due from current licensees	$1,529	$(1,529)	$-
Due from former licensees:
Secured by real estate	1,558	(975)	583
Unsecured	1,636	(1,636)	-

Balance at November 26, 2011	$4,723	$(4,140)	$583

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

The average recorded investment in the impaired loans by class for the year ended November 26, 2011 was as follows:

Due from current licensees	$843
Due from former licensees:
Secured by real estate	733
Unsecured	86
Total average recorded investment in impaired loans	$1,662

The aging of our investment in notes receivable by class, based on scheduled principal due dates, is as follows at November 26, 2011:

			30-90 Days	Over 90 Days
	Current		Past Due	Past Due		Total

Due from current licensees	$1,400	(1)	$11	$118		$1,529
Due from former licensees:
Secured by real estate	1,032		29	1,596	(2)	2,657
Unsecured	-		-	1,636	(2)	1,636
Other notes	195		-	-		195

Balance at November 26, 2011	$2,627		$40	$3,350		$6,017

(1) Current balance includes principal of $625 on notes which currently require payments of interest only.
(2) Balance over 90 days past due represents notes in default.

The change in our allowance for doubtful accounts and discounts for the years ended November 26, 2011 (disaggregated by class) and November 27, 2010, was as follows:

	2011 Activity by Class
		Due from Former Licensees
	Due from Current Licensees	Secured by Real Estate	Unsecured	Other Notes	2011 Total	2010 Total

Balance at beginning of the year	$4,825	$575	$1,348	$-	$6,748	$8,950
Additions charged to expense	4,024	400	288	-	4,712	1,896
Write-offs and other deductions	(7,292)	-	-	-	(7,292)	(4,027)
Amortization of discounts	(28)	-	-	-	(28)	(71)
Balance at end of the year	$1,529	$975	$1,636	$-	$4,140	$6,748

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

7. Property and Equipment
Property and equipment consist of the following:

	November 26, 2011	November 27, 2010
Land	$10,750	$8,549
Buildings and leasehold improvements	66,113	64,733
Machinery and equipment	66,961	69,080
	143,824	142,362
Less accumulated depreciation	(93,878)	(96,112)
	$49,946	$46,250

Depreciation expense for property and equipment was $4,837, $4,917, and $5,507, in fiscal 2011, 2010, and 2009, respectively. The net book value of property and equipment utilized by Company-owned stores for 2011 and 2010, was $39,317 and $33,789, respectively.

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

Investments
Our investments consist of our interest in Fortress (formerly a part of the Alternative Asset Fund, which was dissolved on December 31, 2010) and a portfolio of available-for-sale marketable securities as follows:

	November 26, 2011	November 27, 2010
Reported in current assets:
Available-for-sale marketable securities	$2,939	$-
Total current	2,939	-

Reported in non-current assets:
Money market shares	$-	$11,368
Available-for-sale marketable securities	-	2,911
Fortress	806	832
Total non-current	806	15,111
Total investments	$3,745	$15,111

Previously, our marketable securities, including money market shares, had been pledged as collateral under our former revolving credit facility (see Note 13). Although we had the ability to buy and sell the individual marketable securities, we were required to maintain a certain dollar amount in those brokerage accounts subject to the Securities Account Control Agreement as part of the revolving credit facility, and securities or proceeds from the sale thereof were not available for our general use.  Accordingly, they were classified as non-current assets in our balance sheet. As of July 5, 2011, these securities are no longer required to be pledged as security under our credit agreement. Due to the termination of the collateral pledge, we now include the balance of our investment in money market shares in cash and cash equivalents in the accompanying consolidated balance sheet as of November 26, 2011, with the remaining available-for-sale securities classified as marketable securities in current assets.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Fortress & Alternative Asset Fund

In 2008, we requested that our general partner begin to liquidate all of our investments in the Alternative Asset Fund.  During fiscal 2009, we received $19,258 for liquidations associated with various investments in the Fund.  At November 27, 2009, the Alternative Asset Fund held only a $749 investment in Fortress, along with some remaining cash that was distributed in early 2011.   Due to the level of the remaining assets in the Alternative Asset Fund, the Company and Private Advisors, L.L.C. (the general partner) dissolved the partnership effective December 31, 2009 and the Alternative Asset Fund’s remaining investment interest in Fortress was transferred to the Company.

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

As of November 26, 2011, available-for-sale securities consisted of the following:

	Cost	Gross Unrealized		Market
	Basis	Gains	Losses	Value

Bond mutual funds	$1,175	$149	$(4)	$1,320
Government agency obligations	908	38	-	946
US Treasury Obligations	648	26	(1)	673
	$2,731	$213	$(5)	$2,939

As of November 27, 2010, available-for-sale securities consisted of the following:

	Cost	Gross Unrealized		Market
	Basis	Gains	Losses	Value

Money market shares	$11,368	$-	$-	$11,368
Bond mutual funds	990	224	-	1,214
Government agency obligations	761	45	-	806
US Treasury Obligations	876	15	-	891
	$13,995	$284	$-	$14,279

The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income.  Realized earnings were $163, $2,272 and $764 for fiscal 2011, 2010, and 2009 respectively.  Realized earnings for the year ended November 26, 2011 include $28 of gains previously recorded in other comprehensive income. These amounts are recorded in income (loss) from investments in our consolidated statements of operations.  Of the $1,619 in fixed income securities, $432 matures in less than five years with the remainder being long-term and maturing in greater than 20 years.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

In accordance with ASC Topic 320, Investments – Debt and Equity Securities, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary.   Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss.  Consequently, in fiscal 2009 we recorded losses of $1,255 that were considered to be other than temporary. No losses for other than temporary impairments were recognized during fiscal 2011 or 2010.

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

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The fair values of our marketable securities and our investment in Fortress based on the level of inputs are summarized below:

	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable Securities	$2,939	$-	$-	$2,939
Investment in Fortress	-	-	806	806
Total Assets	$2,939	$-	$806	$3,745

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use level three or significant unobservable inputs for the period of November 27, 2010 to November 26, 2011.

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3 Inputs)

Balance at November 27, 2010	$832
(26)
Total gains (losses) included in earnings related to change in underlying net assets Transfers in and/or out of Level 3	-

Balance November 26, 2011	$806

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

The carrying values and approximate fair values of financial instruments as of November 26, 2011 and November 27, 2010 were as follows:

	November 26, 2011		November 27, 2010
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Assets:
Cash and cash equivalents	$69,601	$69,601	$11,071	$11,071
Accounts receivable, net	14,756	14,756	31,621	31,621
Notes receivable, net	1,877	1,877	8,166	8,212
Investments, including marketable securities	3,745	3,745	15,111	15,111

Liabilities:
Accounts payable	$18,821	$18,821	$24,893	$24,893
Real estate notes payable	3,864	3,804	13,816	13,556
Lease/loan guarantee reserves	508	508	2,304	2,304

9. Income from the Continued Dumping and Subsidy Offset Act

In 2000, the United States Congress passed the Continued Dumping and Subsidy Offset Act (CDSOA).  The Act requires that revenues from antidumping and countervailing duties on designated imports be distributed, on an annual basis, to the domestic producers that were either petitioners or interested parties supporting the petition that resulted in duties being levied. The CDSOA originally targeted the steel industry and eventually spread to other industries, including the furniture industry, specifically targeting wooden bedroom furniture produced in China. We supported the petition on wooden bedroom furniture produced in China. We recognized $765, $488 and $1,627 of CDSOA income in fiscal 2011, 2010, and 2009, respectively.  In 2006, legislation was enacted that ends CDSOA distributions for monies collected after September 30, 2007, although distributions of monies collected prior to that date have continued during 2009, 2010 and 2011. A final distribution of the CDSOA funds may be made in 2012, however it has not been determined what our share of that distribution will be, if any.

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

During fiscal 2011, we acquired 100% controlling interests in nine retail stores operated by 4 licensees in Nevada, Virginia, Ohio, Kentucky and Connecticut. These stores were acquired pursuant to strict foreclosure and settlement agreements on the underlying assets subject to the terms of our security agreements with the licensees.  These acquisitions were funded through the exchange of existing accounts receivable for the net assets acquired from the licensee.

The fiscal 2011 and 2010 acquisitions were accounted for in accordance with ASC Topic 805, Business Combinations, which we adopted effective as of the beginning of 2010. Acquisitions prior to fiscal 2010 were accounted for in accordance with FASB Statement No, 141, Business Combinations.  The following table summarizes the net assets acquired and consideration given in the store acquisitions:

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

	2011	2010	2009
Net assets acquired:
Inventory	$3,618	$3,319	$2,798
Property and equipment/other	1,293	3,113	841
Goodwill	-	435	-
Customer deposits and other accrued expenses	(2,613)	(3,738)	(1,225)

Total net assets acquired	$2,298	$3,129	$2,414

Consideration given:
Accounts receivable	$2,298	$2,751	$1,933
Cash	-	378	481

Total consideration	$2,298	$3,129	$2,414

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

	2011	2010	2009
Net sales	$11,264	$16,507	$11,841
Operating losses	(874)	(1,972)	(1,588)

The carrying value of our goodwill, which is included in other long-term assets in the accompanying consolidated balance sheets, by reporting unit and the activity for fiscal 2011 and 2010 is as follows:

	Wholesale	Retail	Total

Balance as of November 28, 2009	$-	$-	$-
Goodwill from store acquisition	276	159	435
Impairment charge	-	-	-

Balance as of November 27, 2010	276	159	-
Goodwill from store acquisition	-	-	-
Impairment charge	-	-	-

Balance as of November 26, 2011	$276	$159	$435

We perform our annual goodwill impairment review as of the beginning of our fiscal fourth quarter.  In fiscal 2009, due to the sharp decline in our market capitalization and the effects of the severe recessionary environment which existed at that time, we concluded that our goodwill acquired prior to 2009 was impaired and recorded a charge of $532 for fiscal 2009.  The impairment charge is included in restructuring and impairment charges in our consolidated statement of operations.  See Note 16.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

11. Unconsolidated Affiliated Companies

International Home Furnishings Center

On May 2, 2011 we sold our 46.9% interest in International Home Furnishings Center, Inc. (“IHFC”) to International Market Centers, L.P. (“IMC”).  Consideration received, the balance of our investment in IHFC at the time of sale, and the resulting gain from the sale are as follows:

Gain of sale on affiliate:
Consideration received:
Cash	$69,152
Tax escrow receivable (1)	1,413
Indemnification escrow receivable (2)	4,695
Investment in IMC (3)	1,000

Total consideration received	$76,260

Investment in IHFC:
Distributions in excess of affiliate earnings	9,282

Gain on sale of affiliate	$85,542

(1) Included in other current assets in the accompanying consolidated balance sheet at November 26, 2011.
(2) $2,348 included in other current assets in the accompanying consolidated balance sheet at November 26, 2011, with the remainder included in other assets.
(3) Included in other assets in the accompanying consolidated balance sheet at November 26, 2011.

The tax escrow receivable represents the portion of escrowed sales proceeds expected to be released to us after the settlement of certain outstanding IHFC tax obligations. In addition, $4,695 of proceeds was placed in escrow to indemnify the purchaser with respect to various contingencies.  Any unused portions of these escrowed funds will be released to us over a three year period.  Also in connection with the sale, we acquired a minority equity stake in IMC in exchange for $1,000.  IMC is majority owned by funds managed by Bain Capital Partners and a subsidiary of certain investment funds managed by Oaktree Capital Management, L.P.  Our investment in IMC is accounted for using the cost method as we do not have significant influence over IMC.

IHFC owned and leased out floor space in a showroom facility in High Point, North Carolina. Prior to the sale of our investment in IHFC, we accounted for the investment using the equity method since we did not maintain operating control of IHFC.  At November 27, 2010, our investment reflected a credit balance of $7,356 which is presented in the liabilities section in the accompanying consolidated balance sheets as “distributions in excess of affiliate earnings”. The negative book value resulted from IHFC’s previous refinancing of its real estate based on the market value of the property and using the proceeds to pay a special dividend to its owners.  We recorded income and received dividends from IHFC as follows:

	2011	2010	2009
Earnings Recognized	$1,832	$4,535	$4,705
Dividends Received	3,756	937	3,749

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Summarized financial information for IHFC is as follows:

	2011*	2010	2009
Current assets	$-	$22,575	$21,002
Non-current assets	-	43,892	43,448
Current liabilities	-	13,163	9,371
Long-term liabilities	-	105,526	113,000
Revenues	19,955	39,518	40,618
Net income	3,470	9,680	10,042

*No balance sheet information is reported as of November 26, 2011 as we no longer have any ownership interest in IHFC, and IHFC no longer exists as a stand-alone legal entity.
Revenues and net income are reported for the five month period ended May 2, 2011.

The complete financial statements of IHFC are included in our annual report on Form 10-K.

Zenith Freight Lines, LLC
We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers.  We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business.  In addition, Zenith provides home delivery services for several of our Company-owned retail stores. Our investment in Zenith was $6,137 at November 26, 2011 and $5,147 at November 27, 2010 and is recorded in other long-term assets. During the second quarter of 2011, we made an additional cash investment of $980, which represented our 49% share of a total $2,000 equity contribution to Zenith to partially fund their acquisition of a warehouse facility. We paid Zenith approximately $19,499, $19,286 and $19,469, for freight expense and logistical services in 2011, 2010, and 2009, respectively.  At November 26, 2011 and November 27, 2010, we owed Zenith $1,147 and $1,512, respectively, for services rendered to us. We believe the transactions with Zenith are at current market rates. We recorded the following earnings (losses) in income from unconsolidated affiliated companies, net in our consolidated statements of operations:

	2011	2010	2009
Earnings (Loss) Recognized	$8	$165	$362
Dividends Received	-	-	98

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

12. Income Taxes

The components of the income tax provision (benefit) are as follows:

	2011	2010	2009
Current:
Federal	$3,947	$(10)	$(1,777)
State	676	(196)	23

Deferred:
Increase (decrease) in valuation allowance	(17,464)	2,962	9,553
Federal	14,934	(2,195)	(8,112)
State	2,316	(767)	(1,441)
Total	$4,409	$(206)	$(1,754)

The income tax provision for fiscal 2011 includes a benefit of $6,341 resulting from the utilization of Federal net operating loss carryforwards.

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	2011	2010		2009
Statutory federal income tax rate	35.0%	(34.0	) %	(34.0	) %
Dividends received deduction	(1.8)	(71.6)		(5.8)
Goodwill impairment	-	-		0.7
Change in income tax valuation allowance	(29.2)	134.2		39.1
Change in income tax reserves	(0.1)	(13.2)		(0.4)
State income tax, net of federal benefit	3.4	(20.1)		(5.0)
Other	-	(4.6)		(1.7)
Effective income tax rate	7.3%	(9.3	) %	(7.1	) %

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 26, 2011	November 27, 2010
Deferred income tax assets:
Trade accounts receivable	$804	$2,760
Inventories	2,036	1,957
Property and equipment	3,749	2,938
Notes receivable	1,592	2,528
Retirement benefits	5,162	4,706
Federal net operating loss and credit carryforwards	134	9,440
State net operating loss carryforwards	2,376	3,908
Other than temporary impairment of marketable securities	56	55
Unrealized holding loss	912	-
Unrealized loss from affiliates, net	-	4,237
Lease termination accruals	1,676	1,066
Capital loss carryforward	-	1,522
Other	2,651	2,954

Gross deferred income tax assets	21,148	38,071
Valuation allowance	(19,612)	(36,806)
Total deferred income tax assets	1,536	1,265

Deferred income tax liabilities:
Unrealized gains from affiliates, net	125	95
Prepaid expenses and other	169	118
Unrealized holding gains, net	81	106

Total gross deferred income tax liabilities	375	319

Net deferred income tax assets	$1,161	$946

Due to the losses incurred prior to fiscal 2011, we remained in a cumulative loss position for the preceding three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data.  While our long-term financial outlook remains positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence.  As a result, we recorded a valuation allowance on certain of the deferred tax assets.  In fiscal 2011, due to the gain recognized on the sale of our interest in IHFC, we have been able to utilize net operating loss carryforwards and credits to significantly offset the taxable gain, resulting in a significant reduction of the valuation allowances. However, as the gain on the sale of IHFC does not represent a source of recurring future taxable income, we have continued to record a valuation allowance against substantially all of our deferred tax assets as of November 26, 2011. The following table represents a summary of the valuation allowances against deferred tax assets:

	2011	2010	2009

Balance, beginning of the year	$36,806	$33,003	$24,430
Additions charged to expense	-	2,962	9,553
Deductions reducing expense	(17,464)	-	-
Additions (deductions) recorded as a component of other comprehensive (income) loss	270	841	(980)
Balance, end of the year	$19,612	$36,806	$33,003

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

In November 2009, Congress passed the "Worker, Homeownership, and Business Assistance Act of 2009" (the Act) which, among other things, extends the general carryback period for 2008 or 2009 NOLs from two years to up to five. Eligible corporations may elect to carry back "applicable NOLs" three, four, or five years. An "applicable NOL" is an NOL that arises in a tax year either beginning or ending in 2008 or 2009. These provisions of the Act also suspend the 90% limit on the utilization of alternative tax NOLs against alternative minimum taxable income for all years in the carryback period. In the case of an election to carry back the applicable NOL to the fifth preceding year, the amount of the NOL carryback that may be applied in that fifth carryback year is limited to 50% of taxable income of that fifth preceding year. Prior to the passage of the Act, we had exhausted our availability for loss carrybacks.  As a result of applying the provisions of the Act, we recorded a tax benefit of $1,673 in 2009 associated with the additional carryback availability.

We have state net operating loss carryforwards available to offset future taxable state income of $29,815, which expire in varying amounts between 2012 and 2030.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

Net income taxes paid (net refunds received) during 2011, 2010 and 2009 were $3,651, $(1,582), and $(3,246), respectively.

As of November 26, 2011, the gross amount of unrecognized tax benefits was approximately $1,600 exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $440 would benefit the effective tax rate. As of November 27, 2010, the gross amount of unrecognized tax benefits was approximately $1,565, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $619 would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

The following table summarizes the activity related to our gross unrecognized tax benefits:

	2011	2010
Balance, beginning of the year	$1,565	$1,580
Gross increases	214	134
Gross decreases, primarily due to the expiration of statutes	(179)	(149)

Balance, end of the year	$1,600	$1,565

We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  During fiscal 2011, 2010, and 2009, we recognized $67, $(112), and $(47) of interest expense (expense recovery) and $46, $30, and $11 of penalty expense recovery, respectively, related to the unrecognized benefits noted above in our consolidated statements of operations.   At November 26, 2011 and November 27, 2010, the consolidated balance sheets include accrued interest of $226 and $159, and penalties of $97 and $143, respectively, due to unrecognized tax benefits.

Significant judgment is required in evaluating the Company's federal and state tax positions and in the determination of its tax provision. Despite our belief that the liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter.  We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense in the period in which they are identified.  The Company also cannot predict when or if any other future tax payments related to these tax positions may occur.

Currently, a Federal examination is in process for tax year 2008 (our fiscal year ended November 28, 2009).  We remain subject to examination for tax years 2008 through 2010 for all of our major tax jurisdictions.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

13. Real Estate Notes Payable and Bank Debt

The real estate notes payable and bank debt are summarized as follows:

	November 26, 2011	November 27, 2010
Real estate notes payable	$3,864	$13,816
Bank debt	-	-
	3,864	13,816
Less:
Current portion of real estate notes payable	(202)	(9,521)
	$3,662	$4,295

Real Estate Notes Payable

Certain of our retail real estate properties have been financed through commercial mortgages with an interest rate of 6.73%. These mortgages are collateralized by the respective properties with net book values totaling approximately $6,558 and $21,721 at November 26, 2011 and November 27, 2010, respectively. The current portion of these mortgages, $202 and $9,521 as of November, 2011 and November 27, 2010, respectively, has been included as a current liability in the accompanying consolidated balance sheets. The long-term portion, $3,662 and $4,295 as of November 26, 2011 and November 27, 2010, respectively, is presented as real estate notes payable in the consolidated balance sheets.  During fiscal 2011, we entered into Discounted Payoff Agreements (“DPOs”) with the lenders on three mortgages which were subsequently paid off during the year. Under the terms of these DPOs the remaining balance owed was reduced, resulting in a $1,305 gain on the settlement of these mortgages.  This gain is included in other income (loss), net, in our consolidated statements of operations.

The fair value of these mortgages was $3,804 and $13,556 at November 26, 2011 and November 27, 2010, respectively.  In determining the fair value we utilized current market interest rates for similar instruments.  The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 8.

Maturities of real estate notes payable are as follows:

Fiscal 2012	$202
Fiscal 2013	216
Fiscal 2014	231
Fiscal 2015	247
Fiscal 2016	264
Thereafter	2,704
$3,864

Bank Debt

With our current level of liquidity, we have substantially reduced the size of our line of credit with our bank.  On July 5, 2011, we entered into a temporary renewal agreement with our bank for a $10,000 revolving line of credit that matured September 5, 2011.  On September 28, 2011, we received a commitment letter from our bank offering a $3,000 line of credit which will be used primarily to back our outstanding letters of credit. This new credit facility, which became effective on December 9, 2011, contains covenants requiring us to maintain certain key financial ratios, however there will be no requirement to pledge assets as collateral.

At November 26, 2011, we had $2,318 outstanding under standby letters of credit.

Total interest paid, including bank and mortgage debt, during fiscal 2011, 2010 and 2009 was $895, $1,830 and $2,396, respectively.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

14. Post-Employment Benefit Obligations

Supplemental Retirement Income Plan
We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives.  Upon retirement, the Supplemental Plan provides for lifetime monthly payments in an amount equal to 65% of the participant’s final average compensation as defined in the Supplemental Plan, which is reduced by certain social security benefits to be received and other benefits provided by us.  The Supplemental Plan also provides a death benefit that is calculated as (a) prior to retirement death, which pays the beneficiary 50% of final average annual compensation for a period of 120 months, or (b) post-retirement death, which pays the beneficiary 200% of final average compensation in a single payment. We own life insurance policies with a current net death benefit of $4,307 on these executives and expect to substantially fund this death benefit through the proceeds received upon the death of the executive. Funding for the remaining cash flows is expected to be provided through operations. There are no benefits payable as a result of a termination of employment for any reason other than death or retirement, other than a change of control provision which provides for the immediate vesting and payment of the retirement benefit under the Supplemental Plan in the event of an employment termination resulting from a change of control.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Summarized information for the plan measured as of the end of each year presented, is as follows:

	2011	2010
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$8,866	$9,857
Service cost	47	44
Interest cost	420	422
Actuarial losses	662	709
Benefits paid	(669)	(2,166)
Projected benefit obligation at end of year	$9,326	$8,866

Accumulated Benefit Obligation	$9,102	$8,619

Amounts recognized in the consolidated balance sheet:
Current liabilities	$866	$846
Noncurrent liabilities	8,460	8,020
	$9,326	$8,866
Amounts recognized in accumulated other comprehensive income:
Transition obligation	$297	$339
Actuarial loss (gain)	1,034	372
Net amount recognized	$1,331	$711

Total recognized in net periodic benefit cost and accumulated other comprehensive income:	$1,129	$1,175

	2011	2010	2009

Components of Net Periodic Pension Cost:
Service cost	$47	$44	$35
Interest cost	420	422	627
Amortization of transition obligation	42	42	42

Net periodic pension cost	$509	$508	$704

Assumptions used to determine net periodic pension cost:
Discount rate	5.00%	5.25%	5.25%
Increase in future compensation levels	3.00%	3.00%	3.00%

Estimated Future Benefit Payments (with mortality):
Fiscal 2012	$866
Fiscal 2013	837
Fiscal 2014	805
Fiscal 2015	772
Fiscal 2016	738
Fiscal 2017 through 2021	3,143

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Deferred Compensation Plan
We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or benefits permitted. We recognized expense of $332, $376, and $377 in fiscal 2011, 2010, and 2009, respectively, associated with the plan.  Our liability under this plan was $2,766 and $2,985 as of November 26, 2011 and November 27, 2010, respectively, and is reflected in post employment benefit obligations.

Defined Contribution Plan
We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Employee contributions to the Plan are matched at the rate of 50% of up to 8% of gross pay, regardless of years of service; however, we suspended the matching contributions effective during the first quarter of 2010 continuing through fiscal 2011.  The Plan incorporates provisions of Section 401(k) of the Internal Revenue Code. Employer matching contributions to the Plan for fiscal 2009 were approximately $29.

15. Capital Stock and Stock Compensation

We account for our stock-based employee and director compensation plans in accordance with ASC 718, Compensation – Stock Compensation.  ASC 718 requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period) which we recognize on a straight-line basis.  Compensation expense related to restricted stock and stock options included in selling, general and administrative expenses in our consolidated statements of operations for fiscal 2011, 2010 and 2009 was as follows:

2011	2010	2009

$426	$376	$183

Stock Option Plans

In 1997, we adopted an Employee Stock Plan (the “1997 Plan”), and reserved for issuance 950,000 shares of common stock. An additional 500,000 shares of common stock were authorized for issuance in 2000. In addition, the terms of the 1997 Plan allow for the re-issuance of any stock options which have been forfeited before being exercised. Options granted under the 1997 Plan may be for such terms and exercised at such times as determined by the Organization, Compensation, and Nominating Committee of the Board of Directors. Vesting periods typically range from one to three years.  There are no shares available for grant under the 1997 Plan at November 26, 2011, however up to 500,000 shares associated with outstanding grants under the 1997 may become available for grant under the 2010 Plan (see below).

In 2005, we adopted a Non-Employee Directors Stock Incentive Plan (the “Incentive Plan”) and reserved 100,000 shares of common stock for grant. The Incentive Plan authorized incentive awards in the form of restricted stock or stock grants. All Directors of the Company who are not full-time employees of the Company are eligible to receive incentive awards under the Incentive Plan. There were no shares available for grant under the Incentive Plan at November 26, 2011 and 10,087 available at November 27, 2010.

On April 14, 2010, our shareholders approved the Bassett Furniture Industries, Incorporated 2010 Stock Incentive Plan (the “2010 Plan”).  All present and future non-employee directors, key employees and outside consultants for the Company are eligible to receive incentive awards under the 2010 Plan. Our Organization, Compensation and Nominating Committee (the “Compensation Committee”) selects eligible key employees and outside consultants to receive awards under the 2010 Plan in its discretion. Our Board of Directors or any committee designated by the Board of Directors selects eligible non-employee directors to receive awards under the 2010 Plan in its discretion. Five hundred thousand (500,000) shares of common stock are reserved for issuance under the 2010 Plan. In addition, up to 500,000 shares that are represented by outstanding awards under the 1997 Employee Stock Plan which are forfeited, expire or are canceled after the effective date of the 2010 Plan will be added to the reserve and may be used for new awards under the 2010 Plan. Participants may receive the following types of incentive awards under the 2010 Plan: stock options, stock appreciation rights, payment shares, restricted stock, restricted stock units and performance shares. Stock options may be incentive stock options or non-qualified stock options. Stock appreciation rights may be granted in tandem with stock options or as a freestanding award. Non-employee directors and outside consultants are eligible to receive restricted stock and restricted stock units only.  We expect to issue new common stock upon the exercise of options.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options using the simplified method, and forfeitures are estimated on the date of grant based on certain historical data.  We utilize the simplified method to determine the expected life of our options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns.  During fiscal 2011 and 2010, our Compensation Committee authorized the issuance of 91,000 and 172,000 stock options, respectively, from the 2010 Plan to certain of our key employees. The stock options vest ratably over a four-year period and have 10-year contractual terms.  The following table sets forth the weighted average fair value of options granted during 2011 and 2010 and the weighted average assumptions used for such grants (there were no grants made in 2009):

	2011	2010
Weighted average fair value of options on grant date	$ 4.19	$ 2.55
Expected life of options in years	6.25	6.25
Risk-free interest rate	2.19% - 2.49%	2.5%
Expected volatility	60.0%	60.0%
Dividend yield	0.0% - 1.5%	0.0%

Changes in the outstanding options under our plans during the year ended November 26, 2011 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at November 27, 2010	1,009,514	$14.28
Granted	91,000	8.04
Exercised	(21,000)	4.38
Forfeited/Expired	(4,050)	12.88
Outstanding at November 26, 2011	1,075,464	13.95
Exercisable at November 26, 2011	855,464	$16.02

Changes in the non-vested options under our plans during the year ended November 26, 2011 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested options outstanding at November 27, 2010	172,000	$2.55
Granted	91,000	4.19
Vested	(43,000)	2.55
Forfeited/Expired	-	-
Non-vested options outstanding at November 26, 2011	220,000	3.23

Unrecognized compensation cost related to these non-vested options at November 26, 2011 is $627, expected to be recognized over approximately a two and one-half year period.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Additional information regarding our outstanding stock options at November 26, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.23 - $6.45	151,000	8.6	$4.38	22,000	$4.38
$6.45 - $9.67	91,000	9.6	8.04	-	-
$9.68 - $12.90	158,000	5.8	10.60	158,000	10.60
$12.91 - $16.13	267,464	1.3	14.75	267,464	14.75
$16.14 - $19.35	150,000	4.6	16.96	150,000	16.96
$19.36 - $22.58	258,000	2.2	21.11	258,000	21.11
	1,075,464			855,464

Aggregate intrinsic value	$536			$458

Additional information regarding activity in our stock options during fiscal 2011, 2010 and 2009 is as follows:

	2011	2010	2009

Total intrinsic value of options exercised	$74	$-	$-
Total fair value of options vested	110	242	242

The following restricted stock awards were granted during fiscal 2011 and 2010:

		Restricted	Share Value	Restriction
	Grant	Shares	at Grant Date	Period
	Date	Granted	Per Share	(Years)

Grants during fiscal 2010	May 3, 2010	17,528	$5.99	1
	July 14, 2010	43,000	$4.38	3

Grants during fiscal 2011	March 7, 2011	4,000	$8.15	3
	May 2, 2011	11,760	$8.93	1
	July 13, 2011	79,200	$8.02	3

At November 26, 2011, non-vested restricted stock grants totaling 137,960 shares remain outstanding. Unrecognized compensation cost related to these non-vested restricted shares at November 26, 2011 is $713, expected to be recognized over approximately a two and one-half year period.

Employee Stock Purchase Plan
In 2000, we adopted and implemented an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the ESPP we sold 39,618, 43,730 and 48,726 shares to employees in fiscal 2011, 2010 and 2009, respectively, which resulted in an immaterial amount of compensation expense.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

16. Restructuring, asset impairment, and other charges

The following table summarizes the restructuring, asset impairment charges and other unusual items by year:

	2011	2010	2009
Restructuring and asset impairment charges:
Impairment of goodwill (See note 10)	$-	$-	$532
Impairment of leasehold improvements	-	-	1,068
Asset impairment charges related to Company-owned retail store closures	1,156	-	-
Asset impairment charges & demolition costs associated with closed plants	1,312	-	485
Supply contract termination costs associated with fiberboard plant closure	-	-	408
Severance	-	-	494
Other	32	-	-
Total restructuring and asset impairment charges	$2,500	$-	$2,987

Lease exit costs
Lease exit costs related to Company-owned retail store closures	$1,221	$-	$2,434
Charge for modification of existing Company-owned retail store lease	1,500	-	-
Changes in estimates related to previously closed Company-owned retail stores	1,007	-	-
Total lease exit costs	$3,728	$-	$2,434

Licensee debt cancellation charges	$6,447	$-	$-

Total charges related to restructuring, asset impairment, lease exit costs and debt cancellation included in loss from operations	$12,675	$-	$5,421

Total restructuring and asset impairment charges by segment are as follows:

	2011	2010	2009
Wholesale	$8,653	$-	$2,028
Retail	4,022	-	3,393
	$12,675	$-	$5,421

The following table summarizes the activity related to our accrued lease exit costs:

	2011	2010

Balance, beginning of the year	$2,847	$3,499
Provisions associated with corporate store and retail office closures	2,721	-
Provisions associated with licensee store closings	661	-
Provisions made to adjust previous estimates	1,560	736
Payments on unexpired leases	(2,048)	(1,488)
Payment to terminate lease commitment	(1,500)	-
Accretion of interest on obligations	116	100

Balance, end of the year	$4,357	$2,847

Current portion included in other accrued liabilities	$1,756	$889
Long-term portion included in other long-term liabilities	2,601	1,958
	$4,357	$2,847

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Fiscal 2011
Restructuring and Asset Impairment Charges

During fiscal 2011 we recorded asset impairment charges of $2,500. These charges included costs of $318 for the demolition of a previously closed facility in Bassett, Virginia, and $32 associated with the relocation of our retail store in Manchester, Missouri. We also incurred non-cash charges which included: $566 for the additional write-down of a previously closed manufacturing facility in Mt. Airy, North Carolina; and $428 for the additional write-down of a previously closed manufacturing facility in Bassett, Virginia; $966 for the write-off of leasehold improvements and other assets due to the closure of six retail locations in Albuquerque, New Mexico; Bear, Delaware; Bel Air, Maryland; Carol Stream, Illinois; Frederick, Maryland; and Spanish Fort, Alabama; and $190 for the write-off of leasehold improvements and other assets associated with the relocation of our store in Manchester, Missouri. Total non-cash impairment charges described above for the year ended November 26, 2011 were $2,150.  The write-downs of the previously closed manufacturing facilities are based on our estimates of their fair values.  The inputs into these fair value estimates reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 8.

Lease Exit Costs

During fiscal 2011, we recorded charges of $3,728 for lease exit costs and lease modifications which included: non-cash charges of $1,221 for lease exit costs related to the closure of retail stores in Albuquerque, New Mexico, and in Bel Air and Frederick, Maryland, as well as a previously closed location in Lewisville, Texas; non-cash charges of $1,007 to reflect reduced estimates of recoverable lease costs at four previously closed retail locations; and a charge of $1,500 for a cash payment made for the modification of an existing lease at one of our Company-owned retail store locations.

Licensee Debt Cancellation Charges

During fiscal 2011, we gained significant liquidity as a result of the sale of our investment in IHFC (see Note 11). This liquidity event enabled us to become more opportunistic in managing our relationships with our licensees and therefore accelerate certain licensees’ ability to rebuild their businesses after several years of extremely difficult industry conditions. As such, during the second fiscal quarter of 2011, we cancelled certain debts of what we consider to be key licensees in select markets.  While the debts cancelled were considered to be collectible over time, we believe that, rather than requiring repayment of these obligations, we will realize a greater long-term benefit by the cancellation of these debts. In exchange for relieving the debts of these licensees and thus strengthening their respective financial positions, we believe these licensees will be in a much better position to reinvest in all aspects of their store operations (new product offerings, personnel, advertising, building appeal, etc.) which will ultimately lead to increased sales and profitability of the Bassett brand. As a result of this debt cancellation, we incurred a charge for the year ended November 26, 2011 of $6,447.

In addition to the charges discussed above affecting loss from operations during fiscal 2011, other income (loss), net for the year ended November 26, 2011 includes non-cash charges of $4,790 for asset impairments and lease termination costs associated with our retail real estate investments, including: asset impairment charges of $2,106 to write down idle retail locations in Henderson, Nevada and Chesterfield, Virginia to appraised values; $1,847 to write off certain tenant improvements deemed to be unrecoverable; $661 related to lease termination costs for a closed licensee store; and $176 related to adjustments of previous estimates. The write-downs of the retail assets are based on our estimates of their fair values.  The inputs into these fair value estimates reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 8.

Fiscal 2010
Other than income of $488 from the CDSOA, no restructuring charges or other significant non-recurring items were included in our loss from operations.

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

There were no accrued restructuring obligations included in the accompanying balance sheets as of November 26, 2011 or November 27, 2010.

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

18. Leases, Lease Guarantees and Loan Guarantees

Leases
We lease land and buildings under operating leases that are used in the operation of our Company-owned retail stores as well as in the operation of independent licensee BHF stores. Our decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof. Some store leases contain contingent rental provisions based upon sales volume. Additionally, we lease showroom space from IMC (and from its predecessor, IHFC), which is priced at what we believe to be a market rate. Lease terms range from one to 15 years and generally have renewal options of between five and 15 years. The following schedule shows future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year as of November 26, 2011:

Fiscal 2012	$17,639
Fiscal 2013	15,165
Fiscal 2014	11,638
Fiscal 2015	9,200
Fiscal 2016	6,543
Thereafter	13,064
$73,249

Lease expense was $16,406, $16,575 and $15,598 for 2011, 2010, and 2009, respectively.

In addition to subleasing certain of these properties, we own retail real estate which we in turn lease to licensee operators of BHF stores. The following schedule shows minimum future rental income related to pass-through rental expense on subleased property as well as rental income on real estate owned by Bassett, excluding subleases based on a percentage of sales.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Fiscal 2012	$3,407
Fiscal 2013	3,219
Fiscal 2014	2,576
Fiscal 2015	1,899
Fiscal 2016	766
Thereafter	480
$12,347

Real estate rental income (loss), net of expense (including lease costs, depreciation, insurance, and taxes), related to licensee stores and other investment real estate, was $285 in 2011, $(429) in 2010, and $(434) in 2009 and is reflected in other expense, net in the accompanying consolidated statements of operations.

Guarantees
As part of the strategy for our store program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,515 and $5,856 at November 26, 2011 and November 27, 2010, respectively.

We have also guaranteed loans of certain of our BHF dealers to finance initial inventory packages for those stores. Loan guarantees have three year terms, are collateralized by the inventory and generally carry a personal guarantee of the independent dealer. The total contingent liability with respect to these loan guarantees as of November 26, 2011, and November 27, 2010, was $186 and $2,296, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations, net of reserves. The fair value of guarantees at November 26, 2011 and November 27, 2010, were $508 and $2,304, respectively, and are recorded in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets.  The inputs into this fair value estimate reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. See Note 8.

19. Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

	2011	2010	2009
Numerator:
Net income (loss)	$55,342	$(2,002)	$(22,699)

Denominator:
Denominator for basic income (loss) per share - weighted average shares	11,437,291	11,459,257	11,395,789
Effect of dilutive securities	106,879	-	-
Denominator for diluted income (loss) per share — weighted average shares and assumed conversions	11,544,170	11,459,257	11,395,789

Basic income (loss) per share:
Net income (loss) per share — basic	$4.84	$(0.17)	$(1.99)

Diluted income (loss) per share:
Net income (loss) per share — diluted	$4.79	$(0.17)	$(1.99)

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Options to purchase 924,464, 1,009,514 and 1,047,638 shares of common stock in fiscal 2011, 2010, and 2009, respectively, were not included in the computation of diluted earnings per share because the effect of including the options in the computation would have been anti-dilutive.

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

•
Investments and Real Estate. Our investments/real estate segment consists of our marketable securities, investments, distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee stores. Although this segment does not have operating earnings, income or loss from the segment is included in other income (loss), net, in our consolidated statements of operations. Our equity investment in IHFC is not included in the identifiable assets of this segment since it had a negative book value at November 27, 2010 and was therefore included in the long-term liabilities section of our consolidated balance sheet. Our entire investment in IHFC was sold during the second quarter of 2011. See Note 11 for further discussion of IHFC.

Inter-Company net sales elimination represents the elimination of wholesale sales to our Company-owned stores. Inter-company income elimination represents the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the retail consumer.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

The following table presents segment information for each of the last three fiscal years:

	2011	2010	2009
Net Sales
Wholesale	$177,372	$176,255	$179,534
Retail	147,961	122,241	105,378
Inter-company elimination	(72,125)	(63,242)	(52,190)
Consolidated	$253,208	$235,254	$232,722

Income (loss) from Operations
Wholesale	$(4,394)	$2,431	$(9,100)
Retail	(4,495)	(7,387)	(8,131)
Inter-company elimination	942	269	1,077
Income from CDSOA	765	488	1,627
Restructuring, asset impairment charges and unusual gains, net
Wholesale	(1,311)	-	(2,028)
Retail	(1,189)	-	(959)
Licensee debt cancellation charges	(6,447)	-	-
Lease exit costs	(3,728)	-	(2,434)
Consolidated loss from operations	$(19,857)	$(4,199)	$(19,948)

Depreciation and Amortization
Wholesale	$1,246	$1,670	$2,633
Retail	3,421	3,095	2,730
Investments/real estate	847	1,201	1,241
Consolidated	$5,514	$5,966	$6,604

Capital Expenditures
Wholesale	$690	$515	$486
Retail	3,478	1,498	608
Investments/real estate	-	-	2
Consolidated	$4,168	$2,013	$1,096

Identifiable Assets
Wholesale	$142,361	$95,957	$119,475
Retail	60,811	58,736	53,030
Investments/real estate	20,002	42,624	43,724
Consolidated	$223,174	$197,317	$216,229

A breakdown of wholesale sales by product category for each of the last three fiscal years is provided below:

	2011	2010	2009

Wood	44%	44%	50%
Upholstery	56%	56%	50%
	100%	100%	100%

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

21. Quarterly Results of Operations (unaudited)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(1)	(2)	(3)	(4)

Net sales	$64,264	$66,261	$59,417	$63,266
Gross profit	31,848	33,197	29,251	33,270
Net income (loss)	(8,255)	62,546	417	633
Basic earnings (loss) per share	(0.72)	5.43	0.04	0.06
Diluted earnings (loss) per share	(0.72)	5.39	0.04	0.06

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
				(5)

Net sales	$52,891	$57,845	$58,527	$65,991
Gross profit	25,743	28,437	26,613	31,895
Net income (loss)	(1,692)	117	(2,368)	1,941
Basic earnings (loss) per share	(0.15)	0.01	(0.21)	0.17
Diluted earnings (loss) per share	(0.15)	0.01	(0.21)	0.17

All quarters presented above for 2011 and 2010 consist of 13 week fiscal periods.

(1)	Includes restructuring and asset impairment charges of $879 and lease exit costs of $884 – see Note 16 for further details.
(2)
Includes $85,542 gain on sale of affiliate – see Note 11 for further details regarding the sale of our investment in IHFC. Also includes licensee debt cancellation charges of $6,447, restructuring and asset impairment charges of $1,080, and lease exit costs of $2,844 – see Note 16 for further details.

(3)	Includes restructuring and asset impairment charges of $123 – see Note 16 for further details.
(4)
Includes $765 of income associated with the Continued Dumping & Subsidy Offset Act.  See Note 9 for further details. Also includes $418 of asset impairment and restructuring charges – see Note 16 for further details.

(5)	Includes $488 of income associated with the Continued Dumping & Subsidy Offset Act. See Note 9 for further details.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our CEO and CAO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 26, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 26, 2011, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Bassett Furniture Industries, Incorporated

We have audited Bassett Furniture Industries, Incorporated and subsidiaries’ internal control over financial reporting as of November 26, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bassett Furniture Industries, Incorporated and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Bassett Furniture Industries, Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 26, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bassett Furniture Industries, Incorporated as of November 26, 2011 and November 27, 2010 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended November 26, 2011 of Bassett Furniture Industries, Incorporated and our report dated February 3, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greensboro, NC

February 3, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information to be contained in the Proxy Statement under the captions “Election of Directors,” “Board and Board Committee Information,” “Code of Business Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference thereto. Please see section entitled “Executive Officers of the Registrant” in Item 4b of Part I of this report for information concerning executive officers.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be contained in the Proxy Statement under the caption “Audit and Other Fees” is incorporated herein by reference thereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	(a)Bassett Furniture Industries, Incorporated and Subsidiaries Audited Consolidated Financial Statements for the years ended November 26, 2011, November 27, 2010 and November 28, 2009.
(b)International Home Furnishings Center, Inc. and Subsidiaries Unaudited Consolidated Financial Statements for the period from November 1, 2010 through May 2, 2011.
(c)International Home Furnishings Center, Inc. and Subsidiaries Audited Consolidated Financial Statements for the Years Ended October 31, 2010, 2009 and 2008.

	(2)	Financial Statement Schedule:

Schedule II- Analysis of Valuation and Qualifying Accounts for the years ended November 26, 2011, November 27, 2010 and November 28, 2009

	(3)	Listing of Exhibits

		3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

		3B.	Amendment to By-laws including By-laws as amended to date is incorporated herein by reference to Form 8-K filed on October 18, 2011.

		4.	Registrant hereby agrees to furnish the SEC, upon request, instruments defining the rights of holders of long-term debt of the Registrant.

		**10A.	Bassett 1993 Long Term Incentive Stock Option Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no.33-52405) filed on February 25, 1994.

		*10B.	Bassett Executive Deferred Compensation Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		*10C.	Bassett Supplemental Retirement Income Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		*10D.	Bassett 1993 Stock Plan for Non-Employee Directors as amended is incorporated herein by reference to Form 10-K for the fiscal year ended November 25, 2000.

		*10E.	Bassett 1997 Employee Stock Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no. 333-60327) filed on July 31, 1998.

		*10F.	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Plan is incorporated herein by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on January 28, 2005.

		*10G.	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Form Grant Letter for Restricted Stock Award is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		*10H.	Bassett Furniture Directors Compensation is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		*10I.	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Stock Option Award Agreement is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		*10J.	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Grant Letter for Restricted Stock Award is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		*10K.	Bassett Furniture Industries, Inc. 2010 Stock Incentive Plan is incorporated herein by reference to Form 8-K filed on April 14, 2010.

		21.	List of subsidiaries of the Registrant

		23A.	Consent of Independent Registered Public Accounting Firm

23B.	Consent of Independent Registered Public Accounting Firm

31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31B.	Certification of J. Michael Daniel, Vice President and Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32B.	Certification of J. Michael Daniel, Vice President and Chief Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.
The following financial statements from the Company's annual report on Form 10-K for the year ended November 26, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statements of stockholders’ equity, and (v) the notes to the consolidated financial statements, tagged as blocks of text.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan or arrangement of the Company.
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

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ Robert H. Spilman, Jr.	Date: February 3, 2012
Robert H. Spilman, Jr. President and Chief Executive Officer Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul Fulton	Date: February 3, 2012
Paul Fulton Chairman of the Board of Directors

By:	/s/ Peter W. Brown	Date: February 3, 2012
Peter W. Brown Director

By:	/s/ Kristina K. Cashman	Date: February 3, 2012
Kristina K. Cashman Director

By:	/s/ Howard H. Haworth	Date: February 3, 2012
Howard H. Haworth Director

By:	/s/ George W. Henderson, III	Date: February 3, 2012
George W. Henderson, III Director

By:	/s/ J. Walter McDowell	Date: February 3, 2012
J. Walter McDowell
Director

By:	/s/ Dale C. Pond	Date: February 3, 2012
Dale C. Pond Director

By:	/s/ William C. Wampler, Jr.	Date: February 3, 2012
William C. Wampler, Jr. Director

By:	/s/ William C. Warden, Jr.	Date: February 3, 2012
William C. Warden, Jr. Director

By:	/s/ J. Michael Daniel	Date: February 3, 2012
J. Michael Daniel Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

International Home Furnishings Center, Inc.
and Subsidiaries

Unaudited Consolidated Financial Statements

For the period from November 1, 2010 through May 2, 2011

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
Period from November 1, 2010 through May 2, 2011 (Unaudited)

OPERATING REVENUES	(Unaudited)
Rental income	$17,762,772
Other revenues	2,192,431

TOTAL OPERATING REVENUES	19,955,203

OPERATING EXPENSES
Compensation and benefits	4,233,992
Market and promotional	897,614
Maintenance and building costs	634,347
Depreciation expense	1,776,570
Rent	90,934
Property taxes and insurance	1,832,036
Utilities	1,008,071
Other operating costs	996,112

TOTAL OPERATING EXPENSES	11,469,676

INCOME FROM OPERATIONS	8,485,527

NONOPERATING INCOME (EXPENSE)
Interest income	19,295
Interest expense	(2,457,372)

TOTAL NONOPERATING EXPENSES	(2,438,077)

INCOME BEFORE INCOME TAXES	6,047,450

PROVISION FOR INCOME TAXES	2,577,291

NET INCOME	$3,470,159

BASIC EARNINGS PER COMMON SHARE	$7.21

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	481,628

1

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIIDIARIES
CONSOLIDATED BALANCE SHEET
May 2, 2011 (Unaudited)

ASSETS

CURRENT ASSETS	(Unaudited)
Cash and cash equivalents	$4,567,952
Restricted cash	4,685,763
Receivables
Trade (net of allowance for doubtful accounts of $701,500)	12,521,935
Deferred rent income receivable-current portion	463,000
Deferred income tax asset	1,198,000
Prepaid expenses	285,618
TOTAL CURRENT ASSETS	23,722,268

PROPERTY AND EQUIPMENT, at cost
Land and land improvements	3,635,878
Buildings, exclusive of theater complex	100,179,676
Furniture and equipment	3,560,212
107,375,766
Accumulated depreciation	(70,916,732)
36,459,034
OTHER ASSETS
Prepaid rent	459,861
Deferred rent receivable non-current net of allowance for doubtful accounts of $175,000	4,995,974
Deferred financing costs, net of accumulated amortization of $76,217	649,938
6,105,773

TOTAL ASSETS	66,287,075
LIABILITIES LESS STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Current portion of long-term debt	1,602,212
Accounts payable, trade	732,952
Accrued property taxes	1,266,713
Other accrued expenses	546,158
Deferred rental income	16,847,436
Income taxes payable	417,195
TOTAL CURRENT LIABILITIES	21,412,666

LONG-TERM LIABILITIES
Long-term debt	100,677,783
Deferred income tax liability	1,034,000
101,711,783
STOCKHOLDERS’ DEFICIT

Paid in Capital	2,557,410
Accumulated deficit	(59,394,784)
(56,837,374)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$66,287,075

2

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Period from November 1, 2010 through May 2, 2011 (Unaudited)

(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,470,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,845,038
Provision for losses (recoveries) on accounts receivable	74,000
(Gain) Loss on disposal of assets	27,309
Supplemental retirement benefits expense	797,047
Deferred income taxes	796,000
Change in assets and liabilities
Increase in trade and interest receivables	(10,691,773)
Increase in deferred rent income receivable	(523,255)
Decrease in prepaid expenses	262,151
Decrease in accounts payable and accrued expenses	(1,631,038)
Decrease in rents received in advance	(1,230,203)
Increase in deferred rent income	12,778,897
Decrease in income taxes payable	(1,668,805)
Decrease in supplemental retirement benefits	(3,885,064)

NET CASH PROVIDED BY OPERATING ACTIVITIES	420,463

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in restricted cash	1,032,441
Purchase and construction of property and equipment	(363,436)

NET CASH PROVIDED BY INVESTING ACTIVITIES	669,005

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(786,313)
Purchase of common stock for retirement	(328,291)
Dividends paid	(8,000,000)

NET CASH USED IN FINANCING ACTIVITIES	(9,114,604)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,025,136)

CASH AND CASH EQUIVALENTS AT OCTOBER 31, 2010	12,593,088

CASH AND CASH EQUIVALENTS AT MAY 2, 2011	$4,567,952

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$3,707,524
Interest, net of amount capitalized	$1,976,912

3

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from November 1, 2010 through May 2, 2011 (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Deficit	Loss	Total
BALANCE (DEFICIT), OCTOBER 31, 2010	$2,408,140	$154,592	$(54,541,974)	$(242,613)	$(52,221,855)

Comprehensive income
Net income	-	-	3,470,159	-	3,470,159
Other comprehensive income:	-	-
Net change in supplemental retirement	-	-	-	242,613	242,613
Total Comprehensive Income					3,712,772

Dividends paid ($8.305 per common share)	-	-	(8,000,000)	-	(8,000,000)

Purchase of common stock for retirement	-	(5,322)	(322,969)	-	(328,291)

Reclass common stock to paid in capital	(2,408,140)	2,408,140	-	-	-

BALANCE (DEFICIT), May 2, 2011	$-	$2,557,410	$(59,394,784)	$-	$(56,837,374)

4

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for International Home Furnishings Center, Inc. are for the period from November 1, 2010 through May 2, 2011, the date at which the Company was sold to IHFC Acquisition Company, LLC. These interim statements are prepared on the basis as if the Company is a continuing going concern and do not include any adjustments as a result of the sale of the Company.  These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  They should be read in conjunction with the consolidated financial statements and accompanying notes included in our audited financial statements for the year ended October 31, 2010.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for this interim period are not necessarily indicative of results for a full fiscal year.

2. Sale of International Home Furnishings Center, Inc.

On May 2, 2010 the shareholders of International Home Furnishings Center, Inc., sold one-hundred percent of their ownership interest under the terms of a Stock Purchase Agreement.to IHFC Acquisition, LLC, a company formed for the purpose of completing the transaction.  Following the sale the principal owners of the new entity, Bain Capital and Oaktree Capital Management, merged the acquisition company with International Market Centers, LP, a firm consisting of other entities with operations similar to the Company.   The total value of the transaction was $275 million in cash reduced by certain liabilities, transaction expenses, professional fees, escrow amounts and a dividend received in lieu of sale proceeds.  Adjustments to the selling price resulting in distributable proceeds at the close are as follows:

(in millions)
Selling price	$275.0

Mortgage balance including accrued interest	$102.2
General indemnity escrow	10.0
Tax escrow	5.0
Dividend received in lieu of sale proceeds	8.0
Other adjustments (net)	0.4
Total adjustments	$125.6
Distributable proceeds at close	$149.4

In accordance with the terms of the Stock Purchase Agreement the shareholders are entitled to any residual amounts after the liabilities represented by escrowed funds are settled.  Tax escrow funds represent the potential liability resulting from an IRS examination in process at the time of the closing.  The expected tax liability of approximately $2 million has recently settled with the remainder due to the shareholders.  The General Indemnity Escrow agreement survives the closing date by three years during which time all claims must be asserted.  As of January 10, 2012 no claims have been asserted.

5

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

(formerly Dixon Hughes PLLC)
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

The Company files federal and North Carolina income tax returns. With few exceptions, the Company is no longer subject to federal, state or local tax examinations by tax authorities for years ended before October 31, 2007. During 2010, the Internal Revenue Service (“IRS”) began an examination of the Company’s October 31, 2009 income tax returns. The IRS has completed the examination with no adjustments with the exception of one pending issue. The Company believes any adjustments related to this issue will be agreed upon and settled within the next twelve months. The Company has classified $1,286,000 of the reserve for uncertain tax positions as a short-term liability in the accompanying Consolidated Balance Sheet. Final settlement of this issue may result in payments that are more or less than the amounts accrued, but the Company does not anticipate that the resolution of these matters will result in a material change to its consolidated financial statements.

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

Bassett Furniture Industries, Incorporated
Schedule  II
Analysis of Valuation and Qualifying Accounts
For the Years Ended November 26, 2011, November 27, 2010 and November 28, 2009
(amounts in thousands)

	Balance Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Other		Balance End of Period
For the Year Ended November 28, 2009:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$7,987	$8,908	$(6,138)	$-	(2)	$10,757

Notes receivable valuation reserves	$6,596	$5,967	$(3,613)	$-	(2)	$8,950

Lease/Loan guarantee reserves	$2,005	$2,834	$(1,473)	$-	(2)	$3,366

Restructuring reserve	$-	$902	$(367)	$-		$535

Lease exit costs	$2,325	$2,882	$(1,708)	$-		$3,499

Income tax valuation allowance	$24,430	$9,553	$-	$(980)		$33,003

For the Year Ended November 27, 2010:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$10,757	$4,671	$(8,062)	$-		$7,366

Notes receivable valuation reserves	$8,950	$1,825	$(4,027)	$-		$6,748

Lease/Loan guarantee reserves	$3,366	$1,407	$(2,469)	$-		$2,304

Restructuring reserve	$535	$-	$(535)	$-		$-

Lease exit costs	$3,499	$836	$(1,488)	$-		$2,847

Income tax valuation allowance	$33,003	$2,962	$-	$841	(3)	$36,806

For the Year Ended November 26, 2011:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$7,366	$8,778	$(14,052)	$-		$2,092

Notes receivable valuation reserves	$6,748	$4,684	$(7,292)	$-		$4,140

Lease/Loan guarantee reserves	$2,304	$1,282	$(3,078)	$-		$508

Lease exit costs	$2,847	$5,058	$(3,548)	$-		$4,357

Income tax valuation allowance	$36,806	$-	$(17,464)	$270	(3)	$19,612

(1)
Deductions are for the purpose for which the reserve was created.  Deductions from the income tax valuation allowance for the year ended November 26, 2011 represent the reduction in income tax expense resulting from the utilization of net operating loss carryforwards realized against the taxable gain on the sale of IHFC.

(2) Represents reclass of the allowance for doubtful accounts to notes receivable valuation reserves and lease/loan guarantee reserves.
(3) Represents change in reserve recorded as part of accumulated other comprehensive income (loss).