Form 10-Q
period 2012-02-25
BASSETT FURNITURE INDUSTRIES INC
filed 2012-04-05
CIK 10329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes      X          No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      X          No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large Accelerated Filer _______    Accelerated Filer      X           Non-accelerated Filer                 Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes                 No       X

At March 31, 2012, 11,260,813 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE

PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of February 25, 2012 (unaudited) and November 26, 2011 and for the periods ended February 25, 2012 (unaudited) and February 26, 2011 (unaudited)

	Condensed Consolidated Statements of Operations and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

3.	Quantitative and Qualitative Disclosures About Market Risk	38

4.	Controls and Procedures	39

PART II - OTHER INFORMATION

1.	Legal Proceedings	41

1A.	Risk Factors	41

2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

3.	Defaults Upon Senior Securities	41

6.	Exhibits	42

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE PERIODS ENDED FEBRUARY 25, 2012 AND FEBRUARY 26, 2011 – UNAUDITED
(In thousands except per share data)

	Quarter Ended

	February 25, 2012	February 26, 2011
Net sales	$60,968	$64,264
Cost of sales	29,297	32,416
Gross profit	31,671	31,848

Selling, general and administrative expenses excluding bad debt and notes receivable valuation charges	30,996	30,508
Bad debt and notes receivable valuation charges	32	6,826
Restructuring and asset impairment charges	236	879
Lease exit costs	228	884
Income (loss) from operations	179	(7,249)

Other loss, net	(1,247)	(959)
Loss before income taxes	(1,068)	(8,208)

Income tax benefit (expense)	472	(47)
Net loss	$(596)	$(8,255)

Retained earnings-beginning of period	96,331	48,459
Purchase and retirement of common stock	(78)	-
Cash dividends	(563)	-
Retained earnings-end of period	$95,094	$40,204

Basic and diluted loss per share	$(0.05)	$(0.72)

Dividends per share	$0.05	$-

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
FEBRUARY 25, 2012 AND NOVEMBER 26, 2011
(In thousands)

	(Unaudited)
	February 25, 2012	November 26, 2011
Assets
Current assets
Cash and cash equivalents	$61,089	$69,601
Accounts receivable, net	13,830	14,756
Marketable securities	3,010	2,939
Inventories	46,059	45,129
Other current assets	6,808	7,778
Total current assets	130,796	140,203

Property and equipment
Cost	142,549	143,824
Less accumulated depreciation	92,046	93,878
Property and equipment, net	50,503	49,946

Investments	-	806
Retail real estate	16,128	16,257
Notes receivable, net	1,792	1,802
Other	13,992	14,160
Total long-term assets	31,912	33,025
Total assets	$213,211	$223,174

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,763	$18,821
Accrued compensation and benefits	6,972	7,201
Customer deposits	10,776	9,238
Dividends payable	563	6,063
Other accrued liabilities	10,210	10,302
Current portion of real estate notes payable	205	202
Total current liabilities	44,489	51,827

Long-term liabilities
Post employment benefit obligations	11,118	11,226
Real estate notes payable	3,610	3,662
Other long-term liabilities	3,625	4,024
Total long-term liabilities	18,353	18,912

Stockholders’ equity
Common stock	56,332	56,712
Retained earnings	95,094	96,331
Accumulated other comprehensive loss	(1,057)	(608)
Total stockholders' equity	150,369	152,435
Total liabilities and stockholders’ equity	$213,211	$223,174

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED FEBRUARY 25, 2012 AND FEBRUARY 26, 2011 – UNAUDITED
(In thousands)

	Three Months Ended
	February 25, 2012	February 26, 2011
Operating activities:
Net loss	$(596)	$(8,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,316	1,465
Equity in undistributed income of investments and unconsolidated affiliated companies	(16)	(940)
Provision for restructuring and asset impairment charges	236	879
Non-cash portion of lease exit costs	228	884
Provision for lease and loan guarantees	(13)	1,282
Bad debt and notes receivable valuation charges	32	6,826
Gain on mortgage settlements	-	(436)
Other than temporary impairment on investments	806	-
Other, net	(340)	322
Changes in operating assets and liabilities
Accounts receivable	894	370
Inventories	(930)	1,988
Other current assets	(439)	760
Accounts payable and accrued liabilities	(2,472)	(8,905)
Net cash used in operating activities	(1,294)	(3,760)

Investing activities:
Purchases of property and equipment	(1,918)	(486)
Proceeds from sales of property and equipment	5	26
Proceeds from sale of affiliate	1,410	-
Proceeds from sales of investments	398	1,369
Purchases of investments	(396)	(1,369)
Net cash received on notes	2	40
Net cash used in investing activities	(499)	(420)

Financing activities:
Repayments of real estate notes payable	(49)	(223)
Issuance of common stock	39	35
Repurchases of common stock	(646)	-
Cash dividends	(6,063)	-
Payments on other notes	-	(362)
Net cash used in financing activities	(6,719)	(550)
Change in cash and cash equivalents	(8,512)	(4,730)
Cash and cash equivalents - beginning of period	69,601	11,071
Cash and cash equivalents - end of period	$61,089	$6,341

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2012
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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (“Bassett”, “we”, “our”, or the “Company”) and our wholly-owned subsidiaries of which we have operating control. The equity method of accounting is used for our investments in affiliated companies in which we exercise significant influence but do not maintain control. In accordance with ASC Topic 810, we have evaluated our licensees and certain other entities to determine whether they are variable interest entities (“VIEs”) of which we are the primary beneficiary and thus would require consolidation in our financial statements. To date we have concluded that none of our licensees nor any other of our counterparties represent VIEs.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three months ended February 25, 2012 are not necessarily indicative of results for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 26, 2011.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Due to the losses incurred prior to fiscal 2011, we remained in a cumulative loss position for the preceding three years which is considered significant negative evidence as to whether our deferred tax assets will be realized.  While our long-term financial outlook remains positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence.  As a result, we recorded a valuation allowance on certain of the deferred tax assets.  In fiscal 2011, due to the gain recognized on the sale of our interest in International Home Furnishings Center, Inc. ("IHFC"), we were able to utilize net operating loss carryforwards and credits to significantly offset the taxable gain, resulting in a significant reduction of the valuation allowance. However, as the gain on the sale of IHFC does not represent a source of recurring future taxable income, we have continued to record a valuation allowance against substantially all of our deferred tax assets as of November 26, 2011. For the three months ended February 25, 2012 we recognized a tax benefit for a reduction of tax effects on our other comprehensive income, partially offset by the accrual of income taxes to be paid for certain states and the accrual of penalties and interest associated with certain unrecognized tax benefits. For the three months ended February 26, 2011, no tax benefits on the losses generated were recorded since we remained in a cumulative loss position, with the recorded expense representing the accrual of income taxes to be paid for certain states and the accrual of penalties and interest associated with certain unrecognized tax benefits.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

3. Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer.

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received.  Currently, there are no dealers from whom revenue is being recognized on a cost recovery basis, and there were no reductions of gross accounts receivable related to cost recovery revenue deferrals at February 25, 2012 or November 26, 2011. The following table details the total revenue and cost deferred for each period presented:

	Quarter Ended
	February 25, 2012	February 26, 2011
Revenue deferred	$-	$1,257
Cost deferred	-	880

4. Accounts Receivable

Accounts receivable consists of the following:

	February 25, 2012	November 26, 2011
Gross accounts receivable	$15,912	$16,848
Allowance for doubtful accounts	(2,082)	(2,092)
Net accounts receivable	$13,830	$14,756

At February 25, 2012 and November 26, 2011, approximately 69% and 67%, respectively, of gross accounts receivable, and approximately 83% and 79%, respectively, of the allowance for doubtful accounts were attributable to amounts owed to us by our licensees. Our remaining receivables are due from national account customers and traditional distribution channel customers.

Activity in the allowance for doubtful accounts was as follows:

Balance at November 26, 2011	$2,092
Additions charged to expense	32
Write-offs and other deductions	(42)
Balance at February 25, 2012	$2,082

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
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

5. Inventories

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method.

Inventories were comprised of the following:

	February 25, 2012	November 26, 2011
Wholesale finished goods	$26,542	$26,873
Work in process	338	222
Raw materials and supplies	6,075	5,660
Retail merchandise	21,527	20,504
Total inventories on first-in, first-out method	54,482	53,259
LIFO adjustment	(7,372)	(6,955)
Reserve for excess and obsolete inventory	(1,051)	(1,175)
	$46,059	$45,129

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 26, 2011	$987	$188	$1,175
Additions charged to expense	366	27	393
Write-offs	(399)	(118)	(517)
Balance at February 25, 2012	$954	$97	$1,051

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2012 and do not anticipate that our methodology is likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

6. Notes Receivable

Our notes receivable consist of the following:

	Feburary 25, 2012	November 26, 2011
Notes receivable	$6,007	$6,017
Allowance for doubtful accounts and discounts on notes receivable	(4,140)	(4,140)
Notes receivable, net	1,867	1,877
Less: current portion of notes receivable	(75)	(75)
Long term notes receivable	$1,792	$1,802

Our notes receivable, which bear interest at rates ranging from 2% to 6%, consist primarily of amounts due from our licensees from loans made by the Company to help licensees fund their operations.  Approximately 43% of our notes receivable represent conversions of past due accounts receivable at February 25, 2012 and November 26, 2011.  We have discontinued these conversions and have no plans to resume this practice. At the inception of the note receivable, we determined whether the note carried a market rate of interest. A discount on the note was recorded if we determined that the note carried an interest rate below the market rate.  Interest income on the notes is recognized on a cash basis and is not material.

The initial carrying value of the notes receivable was determined using present value techniques which consider the fair market rate of interest based on the licensee’s risk profile and estimated cash flows to be received. The estimated fair value of our notes receivable portfolio was $1,867 at February 25, 2012 and $1,877 at November 26, 2011.  The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures.  See Note 14.

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

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

Our investment in notes receivable and related allowances, disaggregated by class, are as follows at February 25, 2012:

	Gross Notes Receivable	Allowance for Doubtful Accounts and Discounts	Notes Receivable Net

Due from current licensees	$1,529	$(1,529)	$-
Due from former licencees:
Secured by real estate	2,657	(975)	1,682
Unsecured	1,636	(1,636)	-
Other notes	185	-	185

Balance at February 25, 2012	$6,007	$(4,140)	$1,867

The notes receivable shown above by class include impaired notes and related allowances as of February 25, 2012 as follows:

	Gross Notes Receivable	Allowance for Doubtful Accounts and Discounts	Notes Receivable Net

Due from current licensees	$1,529	$(1,529)	$-
Due from former licencees:
Secured by real estate	1,558	(975)	583
Unsecured	1,636	(1,636)	-

Balance at February 25, 2012	$4,723	$(4,140)	$583

The average recorded investment in the impaired notes by class for the three months ended February 25, 2012 was as follows:

Due from current licensees	$-
Due from former licencess:
Secured by real estate	583
Unsecured	-
Total average recorded investment in impaired loans	$583

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

The aging of our investment in notes receivable by class, based on scheduled principal due dates, is as follows at February 25, 2012:

			30-90 Days	Over 90 Days
	Current		Past Due	Past Due		Total

Due from current licensees	$1,379	(1)	$12	$138		$1,529
Due from former licencees:
Secured by real estate	1,004		29	1,624	(2)	2,657
Unsecured	-		-	1,636	(2)	1,636
Other notes	185		-	-		185

Balance at February 25, 2012	$2,568		$41	$3,398		$6,007

    (1) Current balance includes principal of $625 on notes which currently require payments of interest only.
    (2) Balance over 90 days past due represents notes in default.

There has been no material change in our allowance for doubtful accounts and discounts for the three months ended February 25, 2012.

7. Unconsolidated Affiliated Companies

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers.  We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business.  In addition, Zenith provides home delivery services for several of our Company-owned retail stores.  Our investment in Zenith was $6,152 and $6,137 at February 25, 2012 and November 26, 2011, respectively. We recorded the following income from Zenith in other loss, net in our condensed consolidated statements of operations and retained earnings:

	Quarter Ended
	February 25, 2012	February 26, 2011
Income	$15	$31
Dividends received	-	-

Prior to May 2, 2011 we owned a 46.9% interest in IHFC. On May 2, 2011 we sold our entire interest in IHFC, resulting in a one-time gain of $85,524 which was recognized during the second quarter of fiscal 2011. IHFC owned and leased out floor space in a showroom facility in High Point, North Carolina. Prior to the sale of our investment in IHFC, we accounted for the investment using the equity method since we did not maintain operating control of IHFC.  We recorded income and received dividends from IHFC as follows:

	Quarter Ended
	February 25, 2012	February 26, 2011
Income	$-	$909
Dividends received	-	-

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

The income is included in other loss, net in our condensed consolidated statements of operations and retained earnings.

Summarized unaudited income statement information for IHFC for its first three months of fiscal 2011 is as follows:

Revenue	$8,447
Operating income	5,303
Net income	1,941

In connection with the sale of IHFC, we acquired a minority equity stake in the buyer, International Market Centers, L.P. (“IMC”) in exchange for $1,000. IMC is majority owned by funds managed by Bain Capital Partners and a subsidiary of certain investment funds managed by Oaktree Capital Management, L.P. Our investment in IMC is accounted for using the cost method as we do not have significant influence over IMC.

8. Real Estate Notes Payable and Revolving Credit Facility

Real Estate Notes Payable

The real estate notes payable are summarized as follows:

	February 25, 2012	November 26, 2011
Real estate notes payable	$3,815	$3,864
Less:
Current portion of real estate notes payable	(205)	(202)
	$3,610	$3,662

Certain of our retail real estate properties have been financed through commercial mortgages with interest rates of 6.73% .These mortgages are collateralized by the respective properties with net book values totaling approximately $6,512 and $6,558 at February 25, 2012 and November 26, 2011, respectively. The current portion of these mortgages, $205 and $202 as of February 25, 2012 and November 26, 2011, respectively, has been included as a current liability in the accompanying condensed consolidated balance sheets. The long-term portion, $3,610 and $3,662 as of February 25, 2012 and November 26, 2011, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets.  At the end of the first quarter of 2011, we entered into Discounted Payoff Agreements (“DPOs”) with the lenders on two mortgages which were subsequently paid off during fiscal 2011. Under the terms of these DPOs the remaining balance owed was reduced, resulting in a $436 gain on the settlement of these mortgages.  This gain is included in other income (loss), net, in our condensed consolidated statements of operations.

The fair value of these mortgages was $3,772 and $3,804 at February 25, 2012 and November 26, 2011, respectively.  In determining the fair value we utilized current market interest rates for similar instruments.  The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

Bank Debt

On December 9, 2011, we entered into a new credit agreement with our bank which extends a $3,000 line of credit which is used primarily to back our outstanding letters of credit. This new credit facility contains covenants requiring us to maintain certain key financial ratios, however there is no requirement to pledge assets as collateral. We were in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future.

At February 25, 2012 and November 26, 2011, we had $2,316 and $2,318, respectively, outstanding under standby letters of credit, leaving availability under the line of $684 and $682, respectively.

9. Comprehensive Income

The following table provides a summary of total comprehensive income (loss):

	Quarter Ended
	February 25, 2012	February 26, 2011
Net loss	$(596)	$(8,255)

Other comprehensive income (loss):
Net change in unrealized holding gains and losses	54	(79)
Amortization associated with SERP Plan	8	6
Changes in related deferred tax effects (see Note 2)	(511)	-

Total comprehensive loss	$(1,045)	$(8,328)

The following table provides a summary of the changes in accumulated other comprehensive income (loss):

Balance at November 26, 2011	$(608)
Net change in unrealized holding gains and losses	54
Amortization associated with SERP Plan	8
Changes in related deferred tax effects (see Note 2)	(511)

Balance at February 25, 2012	$(1,057)

10. Licensee Acquisitions

As we continually monitor business relationships with our licensees, we may determine from time to time that it is in our best interest to acquire a licensee’s operations in order to mitigate certain risks associated with the poor performance or potential failure of a licensee.  Such risks include loss of receivables or underlying collateral, potential impairment of the value of our investments in real estate used by a licensee or exposure to contingent liabilities under lease guarantees, and potential harm to our market share and brand integrity within a licensee’s market. In addition, we are sometimes approached by a licensee to acquire all or certain stores operated by the licensee.  We evaluate such opportunities considering, among other things, the viability of the market and our participation in the store real estate.

 PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

There were no acquisitions of retail stores from licensees during the three months ended February 25, 2012. During the three months ended February 26, 2011, we acquired three retail stores operated by a licensee in Virginia. These stores were acquired pursuant to a strict foreclosure and settlement agreement on the underlying assets subject to the terms of our security agreement with the licensee.  These acquisitions were funded through the exchange of existing accounts receivable for the net assets acquired from the licensee.

These acquisitions were accounted for in accordance with ASC Topic 805, Business Combinations.  The following table summarizes the net assets acquired and consideration given in the store acquisitions:

Quarter Ended
February 26, 2011
Net assets acquired:
Inventory	$1,128
Property and equipment/other	522
Customer deposits and other accrued expenses	(1,150)

Total net assets acquired	$500

Consideration given:
Accounts receivable	$500
Cash	-

Total consideration	$500

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

Quarter Ended
February 26, 2011
Net sales	$367
Operating loss	9

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
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores.  We had obligations of $69,257 and $73,249 at February 25, 2012 and November 26, 2011, respectively, for future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year.

We also have guaranteed certain lease obligations of licensee operators.  Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,316 and $2,515 at February 25, 2012 and November 26, 2011, respectively.

We have also guaranteed loans to certain of our licensees to finance initial inventory packages and other operating requirements for those stores. These loans generally have three year terms.  The total contingent liabilities with respect to these loan guarantees as of February 25, 2012 and November 26, 2011 were $95 and $186, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease and loan guarantees (an estimate of the cost to the Company to perform on these guarantees) at February 25, 2012 and November 26, 2011 was $388 and $508, respectively, and is recorded in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

Subsequent Event

Subsequent to February 25, 2012,  we were informed by U.S. Customs and Border Protection (“Customs”) that they expect to make a series of distributions to us totalling approximately $9,000 representing our share of the final distribution of duties that have been withheld by Customs under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). Customs expects to make this series of distributions over a period of several weeks beginning mid-April of 2012, however there is no legally binding deadline for them to do so by then. Moreover, if the United States Court of Appeals for the Federal Circuit were to reverse the decisions of the United States Court of International Trade which ordered the release of the final distribution, it is possible that Customs may seek to have us return all or a portion of our share of the distributions.

12.  Post-Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives.  The liability for this plan was $9,268 and $9,326 as of February 25, 2012 and November 26, 2011, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	February 25, 2012	November 26, 2011
Other accrued liabilities	$866	$866
Post employment benefit obligations	8,402	8,460

Total pension liability	$9,268	$9,326

 PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

Components of net periodic pension costs are as follows:

	Quarter Ended
	February 25, 2012	February 26, 2011
Service cost	$13	$12
Interest cost	94	105
Amortization of transition obligation	11	11

Net periodic pension cost	$118	$128

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $78 and $83 for the quarters ended February 25, 2012 and February 26, 2011 respectively.  Our liability under this plan was $2,716 and $2,766 as of February 25, 2012 and November 26, 2011, respectively, and is reflected in post employment benefit obligations.

13. Earnings Per Share

The following reconciles basic and diluted loss per share:

	Net Loss	Weighted Average Shares	Net Loss Per Share
For the quarter ended February 25, 2012:

Basic loss per share	$(596)	11,159,980	$(0.05)
Add effect of dilutive securities:
Options and restricted shares*	-	-	-
Diluted loss per share	$(596)	11,159,980	$(0.05)

For the quarter ended February 26, 2011:

Basic loss per share	$(8,255)	11,504,452	$(0.72)
Add effect of dilutive securities:
Options and restricted shares *	-	-	-
Diluted loss per share	$(8,255)	11,504,452	$(0.72)

* Due to the net loss, the potentially dilutive securities would have been anti-dilutive and are therefore excluded.

Options to purchase 875,500 and 1,009,514 shares of common stock at February 25, 2012 and February 26, 2011, respectively, were excluded from the computation as their effect is anti-dilutive.

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
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income.  We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.  As of February 25, 2012, available-for-sale securities consisted of the following:

	Cost	Gross Unrealized		Market
	Basis	Gains	Losses	Value

Bond mutual fund shares	$1,249	$213	$-	$1,462
Government agency obligations	979	41	-	1,020
US Treasury obligations	516	13	(1)	528
	$2,744	$267	$(1)	$3,010

As of November 26, 2011, available-for-sale securities consisted of the following:

	Cost	Gross Unrealized		Market
	Basis	Gains	Losses	Value

Bond mutual fund shares	$1,175	$149	$(4)	$1,320
Government agency obligations	908	38	-	946
US Treasury obligations	648	26	(1)	673
	$2,731	$213	$(5)	$2,939

The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income.  Realized earnings were $55 and $81 for the three months ended February 25, 2012 and February 26, 2011, respectively.  Realized earnings for the three months ended February 25, 2012 and February 26, 2011 include $16 and $27, respectively, of gains previously recorded in other comprehensive income. These amounts are recorded in other income (loss), net in our condensed consolidated statements of operations and retained earnings.  Of the $1,548 in fixed income securities at February 25, 2012, $323 matures in less than five years with the remainder being long-term and maturing in greater than 20 years.

In accordance with ASC Topic 320, Investments – Debt and Equity Securities, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary.   Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss.    No losses for other than temporary impairments in our marketable securities portfolio were recognized during the three months ended February 25, 2012 or February 26, 2011.

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
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

Level 3 Inputs– Instruments with primarily unobservable value drivers.

Our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”) is valued at fair value primarily based on the net asset values which are determined by the fund manager, less a discount for illiquidity.  Due to significant declines in net asset values during the first quarter of 2012, the highly illiquid nature of the investment, and the high degree of uncertainty regarding our ability to recover our investment in the foreseeable future, we have fully impaired the carrying amount of this investment resulting in a charge of $806 during the three months ended February 25, 2012, which is included in other income (loss), net, in the condensed consolidated statements of operations and retained earnings.

The fair values of our marketable securities and our investment in Fortress based on the level of inputs are summarized below:

	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities	$3,010	$-	$-	$3,010
Total Assets	$3,010	$-	$-	$3,010

The changes to the assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the three months ended February 25, 2012 were as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)

Investment in Fortress

Balance at November 26, 2011	$806

Total losses included in earnings related to change in underlying net assets	(806)
Balance February 25, 2012	$-

The carrying values and approximate fair values of certain financial instruments were as follows:

	February 25, 2012		November 26, 2011
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Assets:
Cash and cash equivalents	$61,089	$61,089	$69,601	$69,601
Accounts receivable, net	13,830	13,830	14,756	14,756
Notes receivable, net	1,867	1,867	1,877	1,877
Investments	3,010	3,010	3,745	3,745

Liabilities:
Accounts payable	$15,763	15,763	$18,821	$18,821
Real estate notes payable	3,815	3,772	3,864	3,804
Lease/loan guarantee reserves	388	388	508	508

 PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

15. Restructuring, Asset Impairment, and Other Charges

During the three months ended February 25, 2012 and February 26, 2011, we incurred the following charges included in income (loss) from operations:

	Quarter Ended
	February 25, 2012	February 26, 2011

Restructuring and asset impairment charges:
Write-downs and demolition costs related to idle manufacturing facilities	$113	$-
Asset write-downs related to Company-owned retail store closures	123	879

Total restructuring and asset impairment charges	$236	$879

Lease exit costs:
Lease exit costs related to Company-owned retail store closures	$228	$884

Total lease exit costs	$228	$884

Total charges related to restructuring, asset impairment, and lease exit costs included in loss from operations	$464	$1,763

Restructuring and Asset Impairment Charges

During the three months ended February 25, 2012, we incurred costs of $113 associated with the demolition of a previously closed manufacturing facility in Bassett, Virginia, and non-cash charges of $123 associated with the write off of abandoned leasehold improvements following the relocation of a retail store near Richmond, Virginia.

During the three months ended February 26, 2011, we recorded non-cash asset impairment charges of $879 for the write-off of leasehold improvements and other assets due to the closure of five retail locations in Bear, Delaware, Bel Air, Maryland, Carol Stream, Illinois, Frederick, Maryland, and Spanish Fort, Alabama.

The determination of amount of asset impairments recognized involves making estimates of the fair value of the impaired assets. The inputs into these fair value estimates reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

Lease Exit Costs

During the three months ended February 25, 2012, we incurred non-cash charges of $228 for lease exit costs associated with the relocation of a retail store near Richmond, Virginia.

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

 PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

The following table summarizes the activity related to our accrued lease exit costs:

Balance at November 26, 2011	$4,358

Provisions associated with Company-owned retail store closures	228
Provisions made to adjust previous estimates	38
Payments on unexpired leases	(541)
Accretion of interest on obligations	44

Balance at February 25, 2012	$4,127

Current portion included in other accrued liabilities	$1,893
Long-term portion included in other long-term liabilities	2,234
$4,127

16. Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, which updates the guidance in ASC Topic 805, Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. This guidance became effective for us for acquisitions occurring on or after the beginning of our 2012 fiscal year. The adoption of this guidance has not had and is not expected to have a material impact upon our financial position or results of operations.

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
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

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

In December 2011, the FASB issued ASU No. 2011-11, which updated the guidance in ASC Topic 210, Balance Sheet. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The scope of this amendment would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this Update will become effective for us as of the beginning of our 2014 fiscal year. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

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

Our investments/real estate segment consists of our investments and retail real estate related to licensee stores. Although this segment does not have operating earnings, income or loss from the segment is included in other income (loss), net, in our condensed consolidated statements of operations and retained earnings. Our entire investment in IHFC was sold during the second quarter of 2011. See Note 7 for further discussion of IHFC.

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

 PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended
	February 25, 2012	February 26, 2011
Net Sales
Wholesale	$42,611	$45,969
Retail	38,816	36,980
Inter-company elimination	(20,459)	(18,685)
Consolidated	$60,968	$64,264

Income (loss) from Operations
Wholesale	$1,831	$(3,891)
Retail	(999)	(1,792)
Inter-company elimination	(189)	197
Restructuring and asset impairment charges	(236)	(879)
Lease exit costs	(228)	(884)
Consolidated	$179	$(7,249)

Depreciation and Amortization
Wholesale	$281	$340
Retail	896	854
Investments/real estate	139	271
Consolidated	$1,316	$1,465

Capital Expenditures
Wholesale	$393	$62
Retail	1,515	424
Investments & real estate	10	-
Consolidated	$1,918	$486

Identifiable Assets	As of February 25, 2012	As of November 26, 2011
Wholesale	$132,151	$142,361
Retail	61,922	60,811
Investments/real estate	19,138	20,002
Consolidated	$213,211	$223,174

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the Company’s products and services, industry outlook, and business trends.

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

With 89 BHF stores at February 25, 2012, we have leveraged our strong brand name in furniture into a network of licensed and corporate stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 750 upholstery fabrics, free in-home design visits, and coordinated decorating accessories.  We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor. We continue to strengthen the sales and design talent within our Company-owned retail stores.  During 2011, our Design Consultants completed extensive Design Certification training coursework. This coursework has strengthened their skills related to our house call and design business, and is intended to increase business with our most valuable customers.

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

Our store network included 50 Company-owned and operated stores and 39 licensee-owned stores at February 25, 2012. During the three months ended February 25, 2012, we opened a store in Torrance, California in the Los Angeles market. We also relocated a store within the Richmond, Virginia market, closing the previous location in Glen Allen, Virginia and opening the new location in Short Pump, Virginia.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

The following table summarizes the changes in store count during the three months ended February 25, 2012:

	November 26, 2011	Openings	Closed	Transfers	February 25, 2012
Licensee-owned stores	39	-	-	-	39
Company-owned stores	49	2	(1)	-	50

Total	88	2	(1)	-	89

Our wholesale operations include an upholstery complex in Newton, North Carolina that produces a wide range of upholstered furniture.  We believe that we are an industry leader with our quick-ship custom upholstery offerings.  We also operate a custom dining manufacturing facility in Martinsville, Virginia.  Most of our wood furniture and certain upholstery offerings are sourced from several foreign plants, primarily in Vietnam, China and Indonesia.  We define imported product as fully finished product that is sourced internationally. For the first three months of 2012, approximately 54% of our wholesale sales were of imported product compared to 57% for the first three months of 2011.

Overall conditions for our industry and our Company have been difficult over the past several years although we have seen some slight improvement during the last year. Nevertheless, we have continued to face significant economic pressures as new housing starts remain down and consumers continue to be faced with general economic uncertainty fueled by continuing high unemployment and high fuel prices.  These conditions have significantly limited the resumption of growth for “big ticket” consumer purchases such as furniture. Consequently, this has put pressure on certain of our dealers’ ability to generate adequate profits to fully pay us for the furniture we have sold to them.  As a result, prior to 2012 we incurred significant bad debt and notes receivable valuation charges.  Beginning during the second half of 2011 and continuing into 2012, this trend improved significantly as we only incurred bad debt charges of $32 for the three months ended February 25, 2012 compared with $6,826 for the three months ended February 26, 2011, reflecting improved credit positions with our current fleet of licensees. Although management will continue to work closely with our licensees to ensure the success of both the licensee and Bassett, further store closures are possible should any licensees experience severe deteriorations in their credit positions from which we believe they are unlikely to recover.

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

As we continually monitor our business relationships with our licensees, we may determine from time to time that it is in our best interest to acquire a licensee’s operations in order to mitigate certain risks associated with the poor performance or potential failure of a licensee.  Such risks include loss of receivables or underlying collateral, exposure to contingent liabilities under lease guarantees, and potential harm to our market share and brand integrity within a licensee’s market. In addition, we are sometimes approached by a licensee to acquire all or certain stores operated by the licensee.  We evaluate such opportunities considering, among other things, the viability of the market and our participation in the store real estate.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

Results of Operations – Quarter ended February 25, 2012 compared with the quarter ended February 26, 2011:

Net sales, gross profit, selling, general and administrative (SG&A) expenses, and operating loss were as follows for the periods ended February 25, 2012 and February 26, 2011:

	Quarter Ended
	February 25, 2012		February 26, 2011

Net sales	$60,968	100.0%	$64,264	100.0%
Gross profit	31,671	51.9%	31,848	49.6%
SG&A expenses	30,996	50.8%	30,508	47.5%
Bad debt and notes receivable valuation charges	32	0.0%	6,826	10.6%
Restructuring and asset impairment charges	236	0.4%	879	1.4%
Lease exit costs	228	0.4%	884	1.4%

Income (loss) from operations	$179	0.3%	$(7,249)	-11.3%

On a consolidated basis, we reported net sales for the first quarter of 2012 of $60,968, a decrease of $3,296, or 5.1%, from sales levels attained in the first quarter of 2011.  Refer to the quarterly analysis of sales for each segment below for a discussion of the factors affecting net sales for each period. Consolidated gross profit margin increased over the prior year by 2.3 points as a percentage of net sales for the three months ended February 25, 2012, primarily attributable to additional retail markup realized as the result of the continued expansion of our Company-owned store network. The increase in consolidated SG&A expenses over the prior year by $488 for the three months ended February 25, 2012 is likewise primarily attributable to the increased number of Company-owned retail stores as each additional store opening or acquisition results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.  In addition, at the wholesale level increased spending associated with the development of our HGTV initiatives, as well as increased expenses for our furniture market showrooms, were offset by cost containment measures in other areas and declines in expenses associated with the decrease in sales. Our level of SG&A spending with respect to the HGTV initiatives will likely continue to increase as we approach the launch of the product line, which is expected to begin generating sales for us in the fourth quarter of 2012. Consolidated SG&A expenses as a percentage of net sales increased 3.3 points for the three months ended February 25, 2012 from the three months ended February 26, 2011. Approximately 2.6 percentage points of the increase are attributable to lower consolidated sales for the first quarter of 2012 as compared to 2011, with the remainder due to the increased number of Company-owned retail stores as noted above. Bad debt and notes receivable valuation charges for the three months ended February 25, 2012 decreased $6,794, or 99.5% from the prior year, reflecting improved credit positions with our current fleet of licensees.

Restructuring and Asset Impairment Charges

During the three months ended February 25, 2012, we incurred costs of $113 associated with the demolition of a previously closed manufacturing facility in Bassett, Virginia, and non-cash charges of $123 associated with write off of abandoned leasehold improvements following the relocation of a retail store near Richmond, Virginia.

During the three months ended February 26, 2011, we recorded non-cash asset impairment charges of $879 for the write-off of leasehold improvements and other assets due to the closure of five retail locations in Bear, Delaware, Bel Air, Maryland, Carol Stream, Illinois, Frederick, Maryland, and Spanish Fort, Alabama.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

Lease Exit Costs

During the three months ended February 25, 2012, we incurred non-cash charges of $228 for lease exit costs associated with the relocation of a retail store near Richmond, Virginia.

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

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income from operations in the consolidation of our segment results:

	Quarter Ended February 25, 2012
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$42,611	$38,816	$(20,459)	(1)	$60,968
Gross profit	13,542	18,670	(541)	(2)	31,671
SG&A expenses	11,679	19,669	(352)	(3)	30,996
Bad debt and notes receivable valuation charges	32	-	-		32
Income (loss) from operations (4)	$1,831	$(999)	$(189)		$643

	Quarter Ended February 26, 2011
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$45,969	$36,980	$(18,685)	(1)	$64,264
Gross profit	14,650	17,136	62	(2)	31,848
SG&A expenses	11,715	18,928	(135)	(3)	30,508
Bad debt and notes receivable valuation charges	6,826	-	-		6,826
Loss from operations (4)	$(3,891)	$(1,792)	$197		$(5,486)

(1) Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2) Represents the change for the period in the elimination of intercompany profit in ending retail inventory.
(3) Represents the elimination of intercompany rent charges for Company-owned retail locations.
(4) Excludes the effects of restructuring and impairment charges and lease exit costs.

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

Results for the wholesale segment for the three months ended February 25, 2012 and February 26, 2011 are as follows:

	Quarter Ended
	February 25, 2012		February 26, 2011

Net sales	$42,611	100.0%	$45,969	100.0%
Gross profit	13,542	31.8%	14,650	31.9%
SG&A expenses	11,679	27.4%	11,715	25.5%
Bad debt and notes receivable valuation charges	32	0.1%	6,826	14.8%

Income (loss) from operations (1)	$1,831	4.3%	$(3,891)	-8.5%

(1) Excluding the effects of restructuring and impairment charges.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

Quarterly Analysis of Results - Wholesale

Net sales for the wholesale segment were $42,611 for the first quarter of 2012 as compared to $45,969 for the first quarter of 2011, a decrease of 7.3%.  Approximately half of this decrease is due to the reduction in the size of our total BHF store network (89 stores at February 25, 2012 as compared to 96 stores at February 26, 2011), with the remainder of the decline attributable to significantly reduced sales to one national account customer, partially offset by net increases in other traditional distribution channels.  Approximately 54% of wholesale shipments during the first quarter of 2012 were imported products compared to approximately 57% for the first quarter of 2011. Gross margins for the wholesale segment were 31.8% for the first quarter of 2012 and 31.9% for the first quarter of 2011. Wholesale SG&A, excluding bad debt and notes receivable valuation charges, decreased $36 to $11,679 for the first quarter of 2012 as compared to $11,715 for the first quarter of 2011.  Increased spending of approximately $218 associated with the development of our HGTV initiatives, as well as increased expenses of approximately $240 for our furniture market showrooms, were offset by lower commissions due to decreased sales and cost containment measures in other areas. Our level of SG&A spending with respect to the HGTV initiatives will likely continue to increase as we approach the launch of the product line, which is expected to begin generating sales for us in the fourth quarter of 2012. As a percentage of net sales, SG&A increased 1.9 percentage points to 27.4% for the first quarter of 2012 as compared to 25.5% for the first quarter of 2011.  This increase is primarily due to the decrease in net sales for the wholesale segment along with the increased expenses associated with the HGTV Furniture Collection and market events noted above.  We recorded $32 of bad debt and notes receivable valuation charges for the first quarter of 2012 as compared with $6,826 for the first quarter of 2011, which reflects the improved credit positions with our current fleet of licensees.

Wholesale shipments by type:	Quarter Ended
	February 25, 2012		February 26, 2011

Wood	$18,058	42.4%	$20,250	44.1%
Upholstery	24,115	56.6%	25,419	55.3%
Other	438	1.0%	300	0.7%
Total	$42,611	100.0%	$45,969	100.0%

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $10,538 at February 25, 2012 as compared with $11,034 at February 26, 2011.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

Retail Segment – Company-Owned Retail Stores

Results for the retail segment for the three months ended February 25, 2012 and February 26, 2011 are as follows:

	Quarter Ended
	February 25, 2012		February 26, 2011

Net sales	$38,816	100.0%	$36,980	100.0%
Gross profit	18,670	48.1%	17,136	46.3%
SG&A expenses	19,669	50.7%	18,928	51.3%
Loss from operations (1)	$(999)	-2.6%	$(1,792)	-4.8%

Results for comparable stores* (40 stores for the quarters ended February 25, 2012 and February 26, 2011) are as follows:

	Quarter Ended
	February 25, 2012		February 26, 2011

Net sales	$32,774	100.0%	$30,764	100.0%
Gross profit	16,109	49.2%	14,978	48.7%
SG&A expenses	15,890	48.5%	15,764	51.2%
Income (loss) from operations (1)	$219	0.7%	$(786)	-2.6%

* “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended
	February 25, 2012		February 26, 2011

Net sales	$6,042	100.0%	$6,216	100.0%
Gross profit	2,561	42.4%	2,158	34.7%
SG&A expenses	3,779	62.6%	3,164	50.9%
Loss from operations (1)	$(1,218)	-20.2%	$(1,006)	-16.2%

(1) Excluding the effects of restructuring and impairment charges and lease exit costs.

Quarterly Analysis of Results - Retail
Our Company-owned stores had sales of $38,816 in the first quarter of 2012 as compared to $36,980 in the first quarter of 2011, an increase of 5.0%.  The increase was comprised of a $2,010 increase in comparable store sales, partially offset by a $174 decline in non-comparable stores. Contributing to the improvement in comparable store sales are such factors as improved merchandising in our stores and improvements in the quality and training of the design associates who sell our products. Our stores have also seen increased traffic during the first quarter of 2012 as compared to the first quarter of 2011, due in part to significantly better weather during the 2012 period and a modest improvement in economic conditions. While we do not recognize sales until goods are delivered to the customer, our management tracks written sales (the dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 9.4% for the first quarter of 2012 as compared to the first quarter of 2011.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

Gross margins for the quarter ended February 25, 2012 increased 1.8 percentage points to 48.1% as compared to the quarter ended February 26, 2011 due primarily to the adverse impact of store liquidation sales run during the first quarter of 2011 related to the closure of five retail locations. No liquidation sales were conducted during the first quarter of 2012. Gross margins at comparable stores increased 0.5 percentage points, due in part to increased mattress sales which carry higher margins, and general price increases implemented at the end of fiscal 2011. SG&A increased $741, primarily due to increased store count as each additional store opening or acquisition results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. SG&A expenses associated with nine stores operating during the first quarter of 2012 which have opened or been acquired since the beginning of fiscal 2011 was $3,203, or an average of $356 per new store, as compared with the elimination of $2,350 of SG&A expenses incurred in the first quarter of 2011 associated with seven stores which were closed during or subsequent to that quarter. The incremental SG&A expenses associated with each new store will be ongoing. On a comparable store basis, SG&A as a percentage of sales decreased 2.7 percentage points to 48.5% for the first quarter of 2012 as compared to the first quarter of 2011 due to increased sales leveraging fixed costs and improved operating efficiencies.  Comparable stores generated operating income of $219, or 0.7% of sales, during the first quarter of 2012 as compared to a loss of $786, or 2.6% of sales, for the first quarter of 2011. In all other stores, the operating loss was $1,218 or 20.2% of sales, for the first quarter of 2012, as compared to $1,006, or 16.2% of sales for the first quarter of 2011.  It has generally taken six to twelve months of operations by corporate retail management to either implement the changes necessary to improve performance in the acquired stores or to make a final determination regarding their on-going viability.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $16,276, or an average of $326 per open store, at February 25, 2012 as compared with $14,497, or an average of $322 per open store, at February 26, 2011.

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

Investment and Real Estate Segment and Other Items Affecting Net Loss

Our investments and real estate segment consists of our investments in marketable securities, our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”), equity investments in IHFC (sold during the second quarter of 2011) and Zenith, and retail real estate related to licensee stores.  Although this segment does not have operating earnings, income or loss from the segment is included in other income (loss), net in our condensed consolidated statements of operations and retained earnings. Our equity investment in IHFC was not included in the identifiable assets of this segment at November 26, 2011 since it had a negative book value and was therefore included in the long-term liabilities section of our condensed consolidated balance sheet. As more fully discussed under “Liquidity and Capital Resources” below, our entire investment in IHFC was sold during the second quarter of 2011.

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers.  We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business.  In addition, Zenith provides home delivery services for several of our Company-owned retail stores. We believe our partnership with Zenith allows us to focus on our core competencies of manufacturing and marketing home furnishings. Zenith focuses on offering Bassett customers best-of-class service and handling. We consider the expertise that Zenith exhibits in logistics to be a significant competitive advantage for us. In addition, we believe that Zenith is well positioned to take advantage of current growth opportunities for providing logistical services to the furniture industry. Our investment in Zenith was $6,152 at February 25, 2012.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

Other income and expense items are as follows:

	Quarter Ended
	February 25, 2012	February 26, 2011

Write down for impairment of Fortress	$(806)	$-
Income from unconsolidated affiliated companies, net	15	940
Interest expense	(77)	(567)
Loan and lease guarantee recovery (expense)	13	(1,282)
Real estate expense, net	(97)	(143)
Gain on mortgage settlements	-	436
Other	(295)	(343)

Other loss, net	$(1,247)	$(959)

Income from unconsolidated affiliated companies, net includes income from our investment in Zenith and, during the first quarter of 2011, in IHFC. We recognized income from IHFC and Zenith as follows:

	Quarter Ended
	February 25, 2012	February 26, 2011
IHFC	$-	$909
Zenith	15	31

Our investment in Fortress has been valued at fair value primarily based on the net asset values which are determined by the fund manager, less a discount for illiquidity.  Due to significant declines in net asset values during the first quarter of 2012, the highly illiquid nature of the investment, and the high degree of uncertainty regarding our ability to recover our investment in the foreseeable future, we have fully impaired the carrying amount of this investment resulting in a charge of $806 during the three months ended February 25, 2012.

Loan and lease guarantee expense consists of adjustments to our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. During the quarter ended February 25, 2012, we recognized income of $13 due to reductions in the required reserves, while we recognized expense of $1,282 for the quarter ended February 26, 2011 to reflect the additional risk that we may have to assume the underlying obligations with respect to our guarantees.

During the three months ended February 26, 2011 we recognized a gain of $436 resulting from the settlement of mortgages. At the end of the first quarter of 2011, we entered into Discounted Payoff Agreements (“DPOs”) with the lenders on two mortgages which were subsequently paid off during the second quarter of 2011. Under the terms of these DPOs the remaining balance owed was reduced, resulting in a $436 gain on the settlement of these mortgages.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Due to the losses incurred prior to fiscal 2011, we remained in a cumulative loss position for the preceding three years which is considered significant negative evidence as to whether our deferred tax assets will be realized.  While our long-term financial outlook remains positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence.  As a result, we recorded a valuation allowance on certain of the deferred tax assets.  In fiscal 2011, due to the gain recognized on the sale of our interest in IHFC, we were able to utilize net operating loss carryforwards and credits to significantly offset the taxable gain, resulting in a significant reduction of the valuation allowances. However, as the gain on the sale of IHFC does not represent a source of recurring future taxable income, we continued to record a valuation allowance against substantially all of our deferred tax assets as of November 26, 2011. For the three months ended February 25, 2012 we recognized a tax benefit for a reduction of tax effects on our other comprehensive income, partially offset by the accrual of income taxes to be paid for certain states and the accrual of penalties and interest associated with certain unrecognized tax benefits. For the three months ended February 26, 2011, no tax benefits on the losses generated were recorded since we remained in a cumulative loss position, with the expense representing the accrual of income taxes to be paid for certain states and the accrual of penalties and interest associated with certain unrecognized tax benefits.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

At February 25, 2012, we had $1,155 of net deferred tax assets on our balance sheet.  This represented $20,767 of gross deferred tax assets, substantially offset by a $19,612 valuation allowance.  As more fully discussed under “CDSOA Settlement” below, we may receive during 2012 final settlement distributions totalling up to $9,000 from funds withheld under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). Should taxable income be recognized upon the receipt of those funds, our projected effective tax rate for the year ended November 24, 2012 will be impacted by the expected reversal of a portion of the valuation allowance on existing deferred tax assets associated with the expected utilization of deductible temporary differences based, in turn, on the taxable income projections for fiscal 2012.  Intraperiod tax allocation requires significant estimates based upon management’s expectations of results for the year as a whole.  Accordingly, should $9,000 of taxable income be recognized as a result of the anticipated distribution under the CDSOA, we estimate that approximately $3,150 of deferred tax assets would be realized in fiscal 2012 and a corresponding amount of the valuation allowance would be reversed.  This would result in an effective tax rate that is significantly below the blended statutory rate of 35%.

While a portion of our deferred tax assets may be utilized in fiscal 2012 in the event of taxable income from the CDSOA settlement as discussed above, we currently anticipate that we will continue to have a significant amount of deferred tax assets as of November 24, 2012, substantially all of which will continue to be offset by a valuation allowance.  This allowance will remain until such time that our historical operating results and expected future income are sufficient to indicate that it is more likely than not that such assets will be realized.  Should we conclude in the future that there is adequate evidence to reverse the remaining valuation allowance, we will recognize a tax benefit in the period in which such a determination is made.

We recently underwent a Federal examination for tax year 2008 (our fiscal year ended November 28, 2009) and the examination was completed without adjustments. We remain subject to examination for tax year 2008 with regard to our major state tax jurisdictions and for tax years 2009 and 2010 for all of our major tax jurisdictions.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather the current difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail growth strategies.

Because new housing starts remain down and consumers continue to be faced with general economic uncertainty fueled by continuing high unemployment and rising fuel costs, consumer spending has remained below pre-recession levels, presenting a challenge for us as we work to restore our operations to sustained profitability and positive cash flow.  During fiscal 2009, we implemented measures to reduce operating expenses and improve working capital to enhance our cash flow, and we have continued to carefully manage our cost structure and working capital since then.

Sale of IHFC

On May 2, 2011, we completed the sale of our investment in IHFC, receiving cash proceeds of $69,152 and recording a gain of $85,542.  During the remainder of 2011 we utilized a portion of the proceeds to retire certain debt and other long-term obligations, settle various closed stores and idle facilities obligations, resume paying a quarterly dividend, begin buying back stock and declare a special dividend of $0.50 per share which was paid during the first quarter of 2012. We will continue to evaluate appropriate uses of available cash which may include more of such items previously listed along with future working capital needs and modest investments in new or repositioned Company-owned stores.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

In addition to the $69,152 of cash received upon or shortly after the closing of the IHFC sale, we received $1,410 during the first quarter of 2012 representing the release of proceeds held in escrow related to a tax audit of IHFC which has since been closed. An additional $4,695 of proceeds remains in escrow to indemnify the purchaser with respect to various contingencies.  Any unused portions of these escrowed funds will be released to us over a three year period.  We have no reason to believe that any obligations will arise out of such contingencies and therefore expect that the escrowed funds, along with earnings thereon, will be released to us in their entirety as scheduled.

Cash Flows

Cash used in operations for the first quarter of 2012 was $1,294 as compared with cash used in operations of $3,760 for the first quarter of 2011, an improvement in operating cash flow of $2,466. This improvement is primarily attributable to lower settlements of accounts payable during the first quarter of 2012 as compared with significantly higher settlements during the first quarter of 2011, which were related to the build-up of inventory during the second half of 2010. The lower settlements of accounts payable were partially offset by increased investment in inventories and certain prepaid items during the first quarter of 2012. Also, funds received from the CDSOA in the first quarter of 2011 were $488, whereas no CDSOA funds were received during the first quarter of 2012.

Our overall cash position declined for the quarter ended February 25, 2012 by $8,512. In addition to the $1,294 of cash used in operating activities, $6,719 of cash was used in financing activities including the payment of regular dividends of $398, a special dividend of $5,665, and stock repurchases in the amount of $646. Cash used in investing activities of $499 included investments in property and equipment of $1,918, primarily related to our new store locations in Torrance, California and Short Pump, Virginia, partially offset by the release of $1,410 of previously escrowed funds from the sale of IHFC.  In addition to the $61,089 of cash on hand at February 25, 2012, we have marketable securities available for sale consisting of $3,010 in bond funds and individual debt securities.  With the current level of cash, cash equivalents and marketable securities on hand, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Receivables and Inventory

Cash collections on our accounts and notes receivable have a significant impact on our overall liquidity. While our cash flow from operations during fiscal 2009 was adversely affected by an increase in accounts receivable before reserves due to the continued difficult environment at retail resulting in lower cash collections, this trend eased somewhat during 2010. However, cash collections during the third quarter of 2010 were adversely affected by delayed shipments due to stock outages. Shipments improved significantly during the fourth quarter of 2010, and by the end of that year we began to see the expected resulting improvement in collections from our customers, continuing though 2011 and into the first quarter of 2012.

Our percentage of accounts receivable that are over 90 days past due has increased slightly from less that 1% at November 26, 2011 to approximately 1.2% at February 25, 2012.  We recorded $32 of bad debt and notes receivable valuation charges during the three months of 2012 as compared to $6,826 during the first three months of 2011, reflecting improved credit positions with our current fleet of licensees.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

The following table reflects our accounts receivable and notes receivable and related bad debt reserves:

	February 25, 2011	November 26, 2011

Gross accounts receivable	$15,912	$16,848
Allowance for doubtful accounts	(2,082)	(2,092)
Net accounts receivable	$13,830	$14,756

Gross notes receivable	$6,007	$6,017
Allowance for doubtful accounts and discounts on notes receivable	(4,140)	(4,140)
Net notes receivable	$1,867	$1,877

At February 25, 2012 and November 26, 2011, approximately 69% and 67%, respectively, of gross accounts receivable, and approximately 83% and 79%, respectively, of the allowance for doubtful accounts were attributable to amounts owed to us by our licensees.  Our remaining accounts receivable are due from national account customers and traditional distribution channel customers. Substantially all of our gross notes receivable and the allowances thereon are associated with current or former licensees.

Our accounts and notes receivable reserve activity for the three months ended February 25, 2012 is as follows:

	Accounts	Notes
	Receivable	Receivable	Total

Balance at November 26, 2011	$2,092	$4,140	$6,232
Bad debt and note valuation charges	32	-	32
Write-offs and other deductions	(42)	-	(42)
Balance at February 25, 2012	$2,082	$4,140	$6,222

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

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 25, 2012
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

Our inventories consist of the following:

	February 25, 2012	November 26, 2011
Wholesale finished goods	$26,542	$26,873
Work in process	338	222
Raw materials and supplies	6,075	5,660
Retail merchandise	21,527	20,504
Total inventories on first-in, first-out method	54,482	53,259
LIFO adjustment	(7,372)	(6,955)
Reserve for excess and obsolete inventory	(1,051)	(1,175)
	$46,059	$45,129

Our annualized inventory turnover rate and ending days supply on hand for the three months ended February 25, 2012 and February 26, 2011 are as follows:

	Quarter Ended
	February 25, 2012	February 26, 2011
Consolidated:
Annualized inventory turns	2.6	3.1
Ending days supply on hand	143	115

Wholesale segment:
Annualized inventory turns	4.2	5.0
Ending days supply on hand	87	72

Retail Segment:
Annualized inventory turns	4.0	4.3
Ending days supply on hand	92	84

On a consolidated basis, the reduced inventory turnover rate and increased supply on hand for the first quarter of 2012 as compared to the first quarter of 2011 is primarily due to two factors: build up of inventory at the wholesale level in preparation for the launch of new products in the retail distribution network; and the increasing share of Company-owned BHF stores to the total BHF store network (56% of BHF stores were Company owned at February 25, 2012 as compared with 47% at February 26, 2011), as inventory sold by our wholesale segment to our retail segment remains on our consolidated books for a longer period of time.  As previously mentioned, the reduced turnover rate and increased supply on hand at our wholesale segment for the first quarter of 2012 as compared to the first quarter of 2011 is primarily related to the launch of new products. At our retail segment, the reduced turnover rate and increased supply on hand for the first quarter of 2012 as compared to the first quarter of 2011 is primarily due to the opening of two Company-owned stores during the first quarter of 2012. New store openings require significant investment in inventory for floor samples and accessories in advance of generating sales volume from the new store. There were no store openings during the first quarter of 2011.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 25, 2012
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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 26, 2011	$987	$188	$1,175
Additions charged to expense	366	27	393
Write-offs	(399)	(118)	(517)
Balance at February 25, 2012	$954	$97	$1,051

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in the first quarter of 2012 and do not anticipate that our methodology is reasonably likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment.  The net book value of such retail real estate occupied by Company-owned stores was $26,673 at February 25, 2012.  All other retail real estate that we own, including locations leased to our licensees, locations leased to non-licensees, and vacant locations is reported as retail real estate in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our investments/real estate segment, was $16,128 at February 25, 2012.

The following table summarizes our total investment in retail real estate owned at February 25, 2012:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	10	254,339	$26,673

Investment real estate:
Leased to operating licensees	2	40,548	6,908
Leased to others	2	42,846	5,555
Available for sale or lease	2	47,534	3,197
Other (2)	-	-	468
Total included in retail real estate	6	130,928	16,128
Total Company investment in retail real estate	16	385,267	$42,801
   (1) Includes two properties encumbered under mortgages totalling $3,815 at February 25, 2012.
   (2) Consists of leasehold improvements in locations leased by the Company and subleased to licensees.

Debt

With our current level of liquidity, we have substantially reduced the size of our line of credit with our bank.  On December 9, 2011, we entered into a new credit agreement with our bank which extends a $3,000 line of credit which is being used primarily to back our outstanding letters of credit. This new credit facility contains covenants requiring us to maintain certain key financial ratios, however there will is no requirement to pledge assets as collateral. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. At February 25, 2012 and November 26, 2011, we had $2,316 and $2,318, respectively, outstanding under standby letters of credit, leaving availability under the line of $684 and $682, respectively. Given our current levels of cash and marketable securities, we believe that any loss of availability under this credit line would not adversely affect our liquidity or results of operations.

We have two mortgages totaling $3,815 as of February 25, 2012. We expect to satisfy the remaining mortgage obligations from our available cash on hand.

CDSOA Settlement

As previously reported on Form 8-K filed on March 8, 2012, we have been informed by U.S. Customs and Border Protection (“Customs”) that they expect to make a series of distributions to us totalling approximately $9,000 representing our share of the final distribution of duties that have been withheld by Customs under the CDSOA. Customs expects to make this series of distributions over a period of serveral weeks beginning mid-April of 2012, however there is no legally binding obligation for them to do so by then. Moreover, if the United States Court of Appeals for the Federal Circuit were to reverse the decisions of the United States Court of International Trade which ordered the release of the final distribution, it is possible that Customs may seek to have us return all or a portion of the our share of the distributions.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

Critical Accounting Policies and Estimates

Except as noted below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended November 26, 2011. The following consolidation policy has been updated to clarify that there are no variable interest entities that are required to be consolidated in our financial statements.

Consolidation – The consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated and its majority-owned subsidiaries for whom we have operating control.  Should we determine that we hold an interest in any variable interest entities (“VIEs”) for which we are the primary beneficiary, such VIEs would also be consolidated into our financial statements. However, based upon our evaluation of potential VIEs, we have determined that none of our counterparties represent VIEs.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk:

We are exposed to market risk for changes in market prices of our marketable securities.  At February 25, 2012, we had $3,010 in marketable securities which consisted of a portfolio of bond funds and fixed income securities.  Maturity dates on the fixed income securities in the portfolio range from one to twenty years.

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars would not be material to our results from operations in fiscal 2012.

We are exposed to market risk from changes in the cost of raw materials used in our manufacturing processes, principally wood, woven fabric, and foam products.  A recovery in home construction could result in increases in wood and fabric costs from current levels, and the cost of foam products, which are petroleum-based, is sensitive to changes in the price of oil.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

We have potential exposure to market risk related to the current weakness in the commercial real estate market.   Our retail real estate holdings of $16,128 for licensee-operated stores as well as our holdings of $26,673 for Company-owned stores at February 25, 2012 could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties in the current market. Additionally, if we are required to assume responsibility for payment under the $2,316 of lease obligations we have guaranteed on behalf of licensees as of February 25, 2012, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements are listed in our Annual Report on Form 10-K for fiscal 2011 and include:

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

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

•	performance of our marketable securities portfolio and our investment in Fortress

•	delays or difficulties in converting some of our non-operating assets to cash

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the risk factors disclosed under Item 1A to Part 1 of our Annual Report on Form 10-K for the fiscal year ended November 26, 2011, the following risk factor should be read carefully in connection with evaluating our business and the forward-looking information contained within our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q. The risk factor presented below, along with those previously disclosed in our Annual Report on Form 10-K, represent what we believe are the known material risk factors with respect to us and our business. Any of these risks could materially adversely affect our business, operations, industry, financial position or future financial results.

Our pre-tax income for the year ended November 26, 2011 includes a significant non-recurring gain from the sale of our investment in IHFC and is therefore not typical of our recent results nor indicative of future results, and earnings and cash flows previously provided by our investment in IHFC will no longer continue in the future.

Our results for the year ended November 26, 2011 were favorably impacted by a non-recurring gain of $85,542 resulting from the sale of our interest in IHFC, and our liquidity position was substantially improved by the receipt of $69,152 in proceeds from that sale. Absent the IHFC transaction, we have not reported pretax income for any of the five fiscal years through November 26, 2011.  Furthermore, significant earnings and cash flows previously realized from our investment in IHFC have ceased following the sale.  Should we be unable to generate sufficient operating profits and cash flows from our continuing operations in the future, our liquidity will be adversely impacted as the funds provided by the IHFC sale transaction are exhausted. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2 of this Quarterly Report on Form 10-Q for a full discussion or our operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 27, 2011 – December 31, 2011	35,045	$7.78	35,045	$20,080
January 1, 2012 – January 28, 2012	47,500	$7.85	47,500	$19,707
January 29, 2012 – February 25, 2012	--	--	--	$19,707

Item 3.  Defaults Upon Senior Securities

None.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 25, 2012
(Dollars in thousands except share and per share data)

Item 6. Exhibits

a.    Exhibits:

Exhibit 3a – Articles of Incorporation as amended are incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended February 28, 1994.

Exhibit 3b – Amendment to By-laws including By-laws as amended to date is incorporated herein by reference to Form 8-K filed on October 18, 2011

Exhibit 4 – Registrant hereby agrees to furnish the SEC, upon request, instruments defining the rights of holders of long-term debt of the Registrant.

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Accounting Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b – Chief Accounting Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended February 25, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and retained earnings, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

Exhibit 101.INS**  XBRL Instance

Exhibit 101.SCH**  XBRL Taxonomy Extension Schema

Exhibit 101.CAL**  XBRL Taxonomy Extension Calculation

Exhibit 101.DEF**  XBRL Taxonomy Extension Definition

Exhibit 101.LAB**  XBRL Taxonomy Extension Labels

Exhibit 101.PRE**  XBRL Taxonomy Extension Presentation

**XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H. Spilman, Jr.
Robert H. Spilman, Jr., President and Chief Executive Officer
April 5, 2012

/s/ J. Michael Daniel
J. Michael Daniel, Vice President and Chief Accounting Officer
April 5, 2012