Form 10-Q
period 2012-05-26
BASSETT FURNITURE INDUSTRIES INC
filed 2012-07-05
CIK 10329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes __ X____No ___ ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _ X___No _______

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large Accelerated Filer _______    Accelerated Filer__ X _     Non-accelerated Filer _ ____   Smaller Reporting Company _______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ ____No ___X ____

At June 30, 2012, 11,206,179 shares of common stock of the Registrant were outstanding.

1 of 54

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE

PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of May 26, 2012 (unaudited) and November 26, 2011 and for the periods ended May 26, 2012 (unaudited) and May 28, 2011 (unaudited)

	Condensed Consolidated Statements of Income and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

3.	Quantitative and Qualitative Disclosures About Market Risk	46

4.	Controls and Procedures	46

PART II - OTHER INFORMATION

1.	Legal Proceedings	48

1A.	Risk Factors	48

2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

3.	Defaults Upon Senior Securities	48

6.	Exhibits	49

2 of 54

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE PERIODS ENDED MAY 26, 2012 AND MAY 28, 2011 – UNAUDITED
(In thousands except per share data)

	Quarter Ended		Six Months Ended

	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Net sales	$67,454	$66,261	$128,422	$130,525
Cost of sales	31,793	33,064	61,090	65,480
Gross profit	35,661	33,197	67,332	65,045

Selling, general and administrative expenses excluding bad debt and notes receivable valuation charges	33,213	30,879	64,209	61,387
Bad debt and notes receivable valuation charges	222	6,200	254	13,026
Licensee debt cancellation charges	-	6,447	-	6,447
Restructuring and asset impairment charges	475	1,080	711	1,959
Lease exit costs	131	2,844	359	3,728
Income (loss) from operations	1,620	(14,253)	1,799	(21,502)

Gain on sale of affiliate	-	85,542	-	85,542
Income from Continued Dumping & Subsidy Offset Act	9,010	-	9,010	-
Other loss, net	(677)	(4,815)	(1,924)	(5,773)
Income before income taxes	9,953	66,474	8,885	58,267

Income tax expense	1,911	3,928	1,439	3,975
Net income	$8,042	$62,546	$7,446	$54,292

Retained earnings-beginning of period	95,094	40,205	96,331	48,459
Purchase and retirement of common stock	(156)	-	(234)	-
Cash dividends	(563)	(348)	(1,126)	(348)
Retained earnings-end of period	$102,417	$102,403	$102,417	$102,403

Basic earnings per share	$0.72	$5.43	$0.67	$4.72

Diluted earnings per share	$0.71	$5.39	$0.66	$4.69

Dividends per share	$0.05	$0.03	$0.10	$0.03

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MAY 26, 2012 AND NOVEMBER 26, 2011
(In thousands)

	(Unaudited)
Assets	May 26, 2012	November 26, 2011
Current assets
Cash and cash equivalents	$67,133	$69,601
Accounts receivable, net	14,165	14,756
Marketable securities	3,034	2,939
Inventories	47,915	45,129
Other current assets	6,532	7,778
Total current assets	138,779	140,203

Property and equipment
Cost	142,864	143,824
Less accumulated depreciation	91,521	93,878
Property and equipment, net	51,343	49,946

Investments	-	806
Retail real estate	15,989	16,257
Notes receivable, net	1,783	1,802
Other	13,730	14,160
Total long-term assets	31,502	33,025
Total assets	$221,624	$223,174

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,457	$18,821
Accrued compensation and benefits	6,491	7,201
Customer deposits	9,918	9,238
Dividends payable	563	6,063
Other accrued liabilities	12,618	10,302
Current portion of real estate notes payable	208	202
Total current liabilities	46,255	51,827

Long-term liabilities
Post employment benefit obligations	11,015	11,226
Real estate notes payable	3,556	3,662
Other long-term liabilities	3,247	4,024
Total long-term liabilities	17,818	18,912

Stockholders’ equity
Common stock	56,160	56,712
Retained earnings	102,417	96,331
Accumulated other comprehensive loss	(1,026)	(608)
Total stockholders' equity	157,551	152,435
Total liabilities and stockholders’ equity	$221,624	$223,174

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED MAY 26, 2012 AND MAY 28, 2011 – UNAUDITED
(In thousands)
	Six Months Ended
	May 26, 2012	May 28, 2011
Operating activities:
Net income	$7,446	$54,292
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,615	2,907
Equity in undistributed income of investments and unconsolidated affiliated companies	(134)	(1,921)
Provision for restructuring and asset impairment charges	711	1,959
Non-cash portion of lease exit costs	359	2,228
Licensee debt cancelation charges	-	6,447
Provision for lease and loan guarantees	219	1,457
Bad debt and notes receivable valuation charges	254	13,026
Gain on mortgage settlements	-	(436)
Gain on sale of affilate	-	(85,542)
Other than temporary impairment on investments	806	-
Impairment and lease exit charges on retail real estate	-	4,790
Other, net	(36)	852
Changes in operating assets and liabilities
Accounts receivable	337	2,000
Inventories	(2,786)	2,782
Other current assets	(64)	(23)
Accounts payable and accrued liabilities	(1,465)	(9,439)
Net cash provided by (used in) operating activities	8,262	(4,621)

Investing activities:
Purchases of property and equipment	(4,352)	(964)
Proceeds from sale of affiliate	1,410	67,752
Proceeds from sales of investments	875	2,603
Purchases of investments	(857)	(2,603)
Dividends from affiliate	-	3,756
Equity contribution to affiliate	-	(980)
Other, net	13	201
Net cash provided by (used in) investing activities	(2,911)	69,765

Financing activities:
Repayments of real estate notes payable	(100)	(3,791)
Issuance of common stock	157	88
Repurchases of common stock	(1,250)	(473)
Cash dividends	(6,626)	-
Payments on other notes	-	(2,127)
Net cash used in financing activities	(7,819)	(6,303)
Change in cash and cash equivalents	(2,468)	58,841
Cash and cash equivalents - beginning of period	69,601	11,071
Cash and cash equivalents - end of period	$67,133	$69,912

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
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

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and six months ended May 26, 2012 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 26, 2011.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Due to the losses incurred prior to fiscal 2011, we were in a cumulative loss position for the preceding three years which is considered significant negative evidence as to whether our deferred tax assets will be realized.  While our long-term financial outlook remains positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence.  As a result, we recorded a valuation allowance on certain of the deferred tax assets.  In fiscal 2011, due to the gain recognized on the sale of our interest in International Home Furnishings Center, Inc. (“IHFC”)(see Note 16), we were able to utilize net operating loss carry forwards and credits to significantly offset the taxable gain, resulting in a significant reduction of the valuation allowance. However, as the gain on the sale of IHFC does not represent a source of recurring future taxable income, we continued to carry a valuation allowance against substantially all of our deferred tax assets as of November 26, 2011. For the three and six months ended May 26, 2012, our effective tax rates were 19.2% and 16.2%, respectively. The effective tax rate for the quarter ended May 26, 2012 differs from the blended statutory rate of approximately 38% primarily due to the year-to-date impact of releasing a portion of the valuation allowance against our deferred tax assets. The reduction in the valuation allowance was primarily due to favorable provision-to-return adjustments related to our 2011 Federal income tax return. These adjustments were related to changes in estimates for temporary differences which created additional tax benefit due to the resulting decline in our deferred tax asset balance and a corresponding decline in the valuation allowance. The valuation allowance was also reduced in part due to the recognition of income from the CDSOA (Note 16), which provides a source of taxable income that allows for the realization of a portion of our net deferred tax assets. The favorable impact of reducing our valuation allowance was partially offset by the accrual of penalties and interest associated with certain unrecognized tax benefits. For the six months ended May 26, 2012, the effective rate differs from the blended statutory rate due to the release of a portion of the valuation allowance against our deferred taxes as noted above, as well as the recognition of a tax benefit for a reduction of tax effects on our other comprehensive income, partially offset by the accrual of penalties and interest associated with certain unrecognized tax benefits. For the three and six months ended May 28, 2011, our effective tax rate of approximately 6.8% differed from the blended statutory rate of 38% primarily due to the reversal of the valuation allowance on certain deferred tax assets due to the utilization of net operating loss carryforwards and credits to significantly offset the taxable gain on the sale of IHFC.

6 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
(Dollars in thousands except share and per share data)

3. Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer.

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. SAB 104 further asserts that if collectability of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received.  When circumstances indicate that all four criteria will not be met for a particular dealer, we will account for revenue from that dealer on a cost recovery basis, deferring the recognition of revenue and cost of sales until such time as payment is received for a shipment of goods to the dealer. Currently, there are no dealers for whom revenue is being recognized on a cost recovery basis, and there were no reductions of gross accounts receivable related to cost recovery revenue deferrals at May 26, 2012 or November 26, 2011. The following table details the total revenue and cost deferred for each period presented:

The following table details the total revenue and cost deferred for each period presented:

	Quarter Ended		Six Months Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Revenue deferred	$-	$-	$-	$1,254
Cost deferred	-	-	-	878

4. Accounts Receivable

Accounts receivable consists of the following:

	May 26, 2012	November 26, 2011
Gross accounts receivable	$16,372	$16,848
Allowance for doubtful accounts	(2,207)	(2,092)
Net accounts receivable	$14,165	$14,756

At May 26, 2012 and November 26, 2011, approximately 69% and 67%, respectively, of gross accounts receivable, and approximately 83% and 79%, respectively, of the allowance for doubtful accounts were attributable to amounts owed to us by our licensees. Our remaining receivables are due from national account customers and traditional distribution channel customers.

7 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
(Dollars in thousands except share and per share data)

Activity in the allowance for doubtful accounts was as follows:

Balance at November 26, 2011	$2,092
Additions charged to expense	255
Write-offs and other deductions	(140)
Balance at May 26, 2012	$2,207

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

Inventories were comprised of the following:

	May 26, 2012	November 26, 2011
Wholesale finished goods	$27,455	$26,873
Work in process	299	222
Raw materials and supplies	6,533	5,660
Retail merchandise	22,233	20,504
Total inventories on first-in, first-out method	56,520	53,259
LIFO adjustment	(7,463)	(6,955)
Reserve for excess and obsolete inventory	(1,142)	(1,175)
	$47,915	$45,129

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

8 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 26, 2011	$987	$188	$1,175
Additions charged to expense	601	193	794
Write-offs	(734)	(93)	(827)
Balance at May 26, 2012	$854	$288	$1,142

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2012 and do not anticipate that our methodology is likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

6. Notes Receivable

Our notes receivable consist of the following:

	May 26, 2012	November 26, 2011
Notes receivable	$5,997	$6,017
Allowance for doubtful accounts and discounts on notes receivable	(4,139)	(4,140)
Notes receivable, net	1,858	1,877
Less: current portion of notes receivable	(75)	(75)
Long term notes receivable	$1,783	$1,802

Our notes receivable, which bear interest at rates ranging from 2% to 6%, consist primarily of amounts due from our licensees from loans made by the Company to help licensees fund their operations.  Approximately 43% of our notes receivable represent conversions of past due accounts receivable at May 26, 2012 and November 26, 2011.  We have discontinued these conversions and have no plans to resume this practice. At the inception of the note receivable, we determined whether the note carried a market rate of interest. A discount on the note was recorded if we determined that the note carried an interest rate below the market rate.  Interest income on the notes is recognized on a cash basis and is not material.

The initial carrying value of the notes receivable was determined using present value techniques which consider the fair market rate of interest based on the licensee’s risk profile and estimated cash flows to be received. The estimated fair value of our notes receivable portfolio was $1,858 at May 26, 2012 and $1,877 at November 26, 2011.  The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures.  See Note 14.

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

9 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
(Dollars in thousands except share and per share data)

These notes receivable, as well as our accounts receivable, are generally secured by the filing of security statements in accordance with the Uniform Commercial Code and/or real estate owned by the maker of the note and in some cases, personal guarantees by our licensees.

Our investment in notes receivable and related allowances, disaggregated by class, are as follows at May 26, 2012:

		Allowance for
	Gross	Doubtful Accounts	Notes Receivable
	Notes Receivable	and Discounts	Net

Due from current licensees	$1,529	$(1,529)	$-
Due from former licencees:
Secured by real estate	2,657	(975)	1,682
Unsecured	1,635	(1,635)	-
Other notes	176	-	176

Balance at May 26, 2012	$5,997	$(4,139)	$1,858

The notes receivable shown above by class include impaired notes and related allowances as of May 26, 2012 as follows:

		Allowance for
	Gross	Doubtful Accounts	Notes Receivable
	Notes Receivable	and Discounts	Net

Due from current licensees	$1,529	$(1,529)	$-
Due from former licencees:
Secured by real estate	1,558	(975)	583
Unsecured	1,635	(1,635)	-

Balance at May 26, 2012	$4,722	$(4,139)	$583

The average recorded investment in the impaired notes by class for the six months ended May 26, 2012 was as follows:

Due from current licensees	$-
Due from former licencess:
Secured by real estate	583
Unsecured	-
Total average recorded investment in impaired loans	$583

10 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
(Dollars in thousands except share and per share data)

The aging of our investment in notes receivable by class, based on scheduled principal due dates, is as follows at May 26, 2012:

		30-90 Days	Over 90 Days
	Current	Past Due	Past Due (1)	Total

Due from current licensees	$1,223	$72	$234	$1,529
Due from former licencees:
Secured by real estate	975	29	1,653	2,657
Unsecured	-	-	1,635	1,635
Other notes	176	-	-	176

Balance at May 26, 2012	$2,374	$101	$3,522	$5,997

(1) Balance over 90 days past due represents notes in default.

The change in our allowance for doubtful accounts and discounts for the six months ended May 26, 2012 (disaggregated by class) was as follows:

		2012 Activity by Class
		Due from Former Licensees
	Due from Current Licensees	Secured by Real Estate	Unsecured	Other Notes	Total

Balance, November 26, 2011	$1,529	$975	$1,636	$-	$4,140
Recovery credited to expense	-	-	(1)	-	(1)
Balance, May 26, 2012	$1,529	$975	$1,635	$-	$4,139

We have ceased amortization of discounts as the notes to which they relate are on a non-accrual status.

7. Unconsolidated Affiliated Companies

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers.  We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business.  In addition, Zenith provides home delivery services for several of our Company-owned retail stores.  Our investment in Zenith was $6,271 and $6,137 at May 26, 2012 and November 26, 2011, respectively. We recorded the following income from Zenith in other loss, net in our condensed consolidated statements of income and retained earnings:

	Quarter Ended		Six Months Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Income	$119	$60	$134	$91

11 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
(Dollars in thousands except share and per share data)

Prior to May 2, 2011 we owned a 46.9% interest in International Home Furnishings Center, Inc (“IHFC”). On May 2, 2011 we sold our entire interest in IHFC, resulting in a one-time gain of $85,542 which was recognized during the second quarter of fiscal 2011 (see Note 16). IHFC owned and leased out floor space in a showroom facility in High Point, North Carolina. Prior to the sale of our investment in IHFC, we accounted for the investment using the equity method since we did not maintain operating control of IHFC.  We recorded income and received dividends from IHFC as follows:

	Quarter Ended		Six Months Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Income	$-	$922	$-	$1,832
Dividends received	-	3,756	-	3,756

The income is included in other loss, net in our condensed consolidated statements of income and retained earnings.

Summarized unaudited income statement information for IHFC for its first five months of fiscal 2011 up to the sale of our interest was as follows:

Revenue	$15,875
Operating income	9,876
Net income	3,908

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

8. Real Estate Notes Payable and Bank Credit Facility

Real Estate Notes Payable

The real estate notes payable are summarized as follows:
	May 26, 2012	November 26, 2011
Real estate notes payable	$3,764	$3,864
Less:
Current portion of real estate notes payable	(208)	(202)
	$3,556	$3,662

Certain of our retail real estate properties have been financed through commercial mortgages with interest rates of 6.73%. These mortgages are collateralized by the respective properties with net book values totaling approximately $6,466 and $6,558 at May 26, 2012 and November 26, 2011, respectively. The portion of these mortgages due within one year, $208 and $202 as of May 26, 2012 and November 26, 2011, respectively, has been presented as current portion of real estate notes payable in the accompanying condensed consolidated balance sheets. The long-term portion, $3,556 and $3,662 as of May 26, 2012 and November 26, 2011, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets.  At the end of the first quarter of 2011, we entered into Discounted Payoff Agreements (“DPOs”) with the lenders on two mortgages which were subsequently paid off during fiscal 2011. Under the terms of these DPOs the remaining balance owed was reduced, resulting in a $436 gain on the settlement of these mortgages.  This gain is included in other loss, net, in our consolidated statement of income and retained earnings for the six months ended May 28, 2011.

12 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
(Dollars in thousands except share and per share data)

The fair value of these mortgages was $3,738 and $3,804 at May 26, 2012 and November 26, 2011, respectively.  In determining the fair value we utilized current market interest rates for similar instruments.  The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

Bank Credit Facility

On December 9, 2011, we entered into a new credit agreement with our bank which extends a $3,000 line of credit which is used primarily to back our outstanding letters of credit. This credit facility contains covenants requiring us to maintain certain key financial ratios, however there is no requirement to pledge assets as collateral. We were in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future.

At May 26, 2012 and November 26, 2011, we had $2,316 and $2,318, respectively, outstanding under standby letters of credit, leaving availability under the line of $684 and $682, respectively.

9. Comprehensive Income

The following table provides a summary of total comprehensive income:

	Quarter Ended		Six Months Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Net income	$8,042	$62,546	$7,446	$54,292

Other comprehensive income (loss):
Net change in unrealized holding gains and losses	23	55	77	(24)
Amortization associated with SERP Plan	8	6	16	12
Changes in related deferred tax effects (see Note 2)	-	-	(511)	-

Total comprehensive income	$8,073	$62,607	$7,028	$54,280

The following table provides a summary of the changes in accumulated other comprehensive income (loss):

Balance at November 26, 2011	$(608)
Net change in unrealized holding gains and losses	77
Amortization associated with SERP Plan	16
Changes in related deferred tax effects (see Note 2)	(511)

Balance at May 26, 2012	$(1,026)

13 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
(Dollars in thousands except share and per share data)

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

There were no acquisitions of retail stores from licensees during the three and six months ended May 26, 2012. During the six months ended May 28, 2011, we acquired three retail stores operated by a licensee in Virginia and one from another licensee in Nevada. These stores were acquired pursuant to a strict foreclosure and settlement agreement on the underlying assets subject to the terms of our security agreement with the licensee.  These acquisitions were funded through the exchange of existing accounts receivable for the net assets acquired from the licensee.

These acquisitions were accounted for in accordance with ASC Topic 805, Business Combinations.  The following table summarizes the net assets acquired and consideration given in the store acquisitions:

	Quarter Ended		Six Months Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Net assets acquired:
Inventory	$-	$601	$-	$1,729
Property and equipment/other	-	45	-	567
Customer deposits and other accrued expenses	-	(324)	-	(1,474)

Total net assets acquired	$-	$322	$-	$822

Consideration given:
Accounts receivable	$-	$322	$-	$822

Total consideration	$-	$322	$-	$822

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

14 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
(Dollars in thousands except share and per share data)

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
	Quarter Ended		Six Months Ended
	May 26, 2012	May 28,2011	May 26, 2012	May 28, 2011
Net sales	$-	$3,403	$-	$3,770
Operating loss	-	109	-	100

11. Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores.  We had obligations of $76,856 and $73,249 at May 26, 2012 and November 26, 2011, respectively, for future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year.

We also have guaranteed certain lease obligations of licensee operators.  Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,218 and $2,515 at May 26, 2012 and November 26, 2011, respectively.

We have also guaranteed loans to certain of our licensees to finance initial inventory packages and other operating requirements for those stores. These loans generally have three year terms.  The total contingent liabilities with respect to these loan guarantees as of May 26, 2012 and November 26, 2011 were $42 and $186, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease and loan guarantees (an estimate of the cost to the Company to perform on these guarantees) at May 26, 2012 and November 26, 2011 was $621 and $508, respectively, and is recorded in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

15 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
(Dollars in thousands except share and per share data)

12.  Post-Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives.  The liability for this plan was $9,211 and $9,326 as of May 26, 2012 and November 26, 2011, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	May 26, 2012	November 26, 2011
Other accrued liabilities	$866	$866
Post employment benefit obligations	8,345	8,460

Total pension liability	$9,211	$9,326

Components of net periodic pension costs are as follows:

	Quarter Ended		Six Months Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Service cost	$14	$12	$27	$24
Interest cost	94	105	188	210
Amortization of transition obligation	11	11	21	22
Amortization of actuarial loss	3	-	5	-

Net periodic pension cost	$122	$128	$241	$256

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $78 and $83 for the quarters ended May 26, 2012 and May 28, 2011 respectively, and $156 and $166 for the six months ended May 26, 2012 and May 28, 2011 respectively.  Our liability under this plan was $2,670 and $2,766 as of May 26, 2012 and November 26, 2011, respectively, and is reflected in post employment benefit obligations.

16 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
(Dollars in thousands except share and per share data)

13. Earnings Per Share

The following reconciles basic and diluted earnings per share:
	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended May 26, 2012:

Basic earnings per share	$8,042	11,117,399	$0.72
Add effect of dilutive securities:
Options and restricted shares	-	102,765	(0.01)
Diluted earnings per share	$8,042	11,220,164	$0.71

For the quarter ended May 28, 2011:

Basic earnings per share	$62,546	11,518,630	$5.43
Add effect of dilutive securities:
Options and restricted shares	-	79,236	(0.04)
Diluted earnings per share	$62,546	11,597,866	$5.39

For the six months ended May 26, 2012:

Basic earnings per share	$7,446	11,138,505	$0.67
Add effect of dilutive securities:
Options and restricted shares	-	91,060	(0.01)
Diluted earnings per share	$7,446	11,229,565	$0.66

For the six months ended May 28, 2011:

Basic earnings per share	$54,292	11,511,541	$4.72
Add effect of dilutive securities:
Options and restricted shares	-	68,138	(0.03)
Diluted earnings per share	$54,292	11,579,679	$4.69

Options to purchase 724,500 and 1,025,514 shares of common stock at May 26, 2012 and May 28, 2011, respectively, were excluded from the computation as their effect was anti-dilutive.

17 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
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

We classify our marketable securities as available-for-sale, which are reported at fair value. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income.  We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.  As of May 26, 2012, available-for-sale securities consisted of the following:

	Cost	Gross Unrealized		Market
	Basis	Gains	Losses	Value

Bond mutual fund shares	$1,249	$237	$-	$1,486
Government agency obligations	950	32	-	982
US Treasury obligations	550	16	-	566

	$2,749	$285	$-	$3,034

As of November 26, 2011, available-for-sale securities consisted of the following:

	Cost	Gross Unrealized		Market
	Basis	Gains	Losses	Value

Bond mutual fund shares	$1,175	$149	$(4)	$1,320
Government agency obligations	908	38	-	946
US Treasury obligations	648	26	(1)	673

	$2,731	$213	$(5)	$2,939

The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income.  Realized earnings were $39 and $30 for the three months ended May 26, 2012 and May 28, 2011, respectively, and $95 and $111 for the six months ended May 26, 2012 and May 28, 2011, respectively.  Realized earnings for the six months ended May 26, 2012 and May 28, 2011 include $30 and $28, respectively, of gains previously recorded in other comprehensive income. These amounts are recorded in other loss, net in our condensed consolidated statements of income and retained earnings.  Future maturities of the $1,548 in fixed income securities at May 26, 2012 are as follows:

Less than 5 years	$232
5-10 years	452
11-20 years	-
Over 20 years	864

$1,548

In accordance with ASC Topic 320, Investments – Debt and Equity Securities, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary.   Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss.  No losses for other than temporary impairments in our marketable securities portfolio were recognized during the three and six months ended May 26, 2012 or May 28, 2011.

18 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
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

Our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”) is valued at fair value primarily based on the net asset values which are determined by the fund manager, less a discount for illiquidity.  Due to significant declines in net asset values during the first quarter of 2012, the highly illiquid nature of the investment, and the high degree of uncertainty regarding our ability to recover our investment in the foreseeable future, we have fully impaired the carrying amount of this investment resulting in a charge of $806 during the six months ended May 26, 2012, which is included in other loss, net, in the condensed consolidated statements of income and retained earnings.

The fair values of our marketable securities based on the level of inputs are summarized below:

	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities	$3,034	$-	$-	$3,034

Total Assets	$3,034	$-	$-	$3,034

The changes to the assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the six months ended May 26, 2012 were as follows:

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3 Inputs)

Investment
in
Fortress

Balance at November 26, 2011	$806

Total losses included in earnings related to change in underlying net assets	(806)

Balance May 26, 2012	$-

19 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
(Dollars in thousands except share and per share data)

The carrying values and approximate fair values of certain financial instruments were as follows:

	May 26, 2012		November 26, 2011
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Assets:
Cash and cash equivalents	$67,133	$67,133	$69,601	$69,601
Accounts receivable, net	14,165	14,165	14,756	14,756
Notes receivable, net	1,858	1,858	1,877	1,877
Investments	3,034	3,034	3,745	3,745

Liabilities:
Accounts payable	$16,457	16,457	$18,821	$18,821
Real estate notes payable	3,764	3,738	3,864	3,804
Lease/loan guarantee reserves	621	621	508	508

15. Restructuring, Asset Impairment, and Other Charges

During the three and six months ended May 26, 2012 and May 28, 2011, we incurred the following charges included in income (loss) from operations:

	Quarter Ended		Six Months Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011

Licensee debt cancellation charges	$-	$6,447	$-	$6,447

Restructuring and asset impairment charges:
Write-downs and demolition costs related to idle manufacturing facilities	$475	$993	$588	$993
Asset write-downs related to Company-owned retail store closures	-	87	123	966

Total restructuring and asset impairment charges	$475	$1,080	$711	$1,959

Lease exit costs:
Lease exit costs related to Company-owned retail store closures	$-	$337	$228	$1,221
Charge for modification of existing Company-owned retail store lease	-	1,500	-	1,500
Changes in estimates related to previously closed Company-owned retail stores	131	1,007	131	1,007

Total lease exit costs	$131	$2,844	$359	$3,728

Total charges related to debt cancellation, restructuring, asset impairment, and lease exit costs included in income (loss) from operations	$606	$10,371	$1,070	$12,134

20 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
(Dollars in thousands except share and per share data)

Licensee Debt Cancellation Charges

During the quarter ended May 28, 2011, we gained significant liquidity as a result of the sale of our investment in IHFC (see Note 16). This liquidity event enabled us to become more opportunistic in managing our relationships with our licensees and therefore accelerate certain licensees’ ability to rebuild their businesses after several years of extremely difficult industry conditions. As such, during the quarter ended May 28, 2011, we cancelled certain debts of what we consider to be key licensees in select markets.  While the debts cancelled were considered to be collectible over time, we believe that, rather than requiring repayment of these obligations, we will realize a greater long-term benefit by the cancellation of these debts. In exchange for relieving the debts of these licensees and thus strengthening their respective financial positions, we believe these licensees will be in a much better position to reinvest in all aspects of their store operations (new product offerings, personnel, advertising, building appeal, etc) which will ultimately lead to increased sales and profitability of the Bassett brand. As a result of this debt cancellation, we incurred a charge for the three and six months ended May 28, 2011 of $6,447.

Restructuring and Asset Impairment Charges

During the three and six months ended May 26, 2012, we incurred costs of $89 and $203, respectively, associated with the demolition of a previously closed manufacturing facility in Bassett, Virginia; non-cash charges of $385 associated with the write-down of a previously closed manufacturing facility in Mt. Airy, North Carolina; and $-0- and $123, respectively, associated with the write off of abandoned leasehold improvements following the relocation of a retail store near Richmond, Virginia.

During the six months ended May 28, 2011, we recorded non-cash asset impairment charges of $1,959. During the three months ended May 28, 2011, we recorded non-cash asset impairment charges of $1,080 which included $87 for the write-off of leasehold improvements related to the closure of a retail store in Albuquerque, New Mexico; $566 for the additional write-down of a previously closed manufacturing facility in Mt. Airy, North Carolina; and $428 for the additional write-down of a previously closed manufacturing facility in Bassett, Virginia. The write-downs of the previously closed manufacturing facilities are based on our estimates of their fair values. The inputs into these fair value estimates reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14. During the six months ended May 28, 2011, we recorded non-cash asset impairment charges of $879 for the write-off of leasehold improvements and other assets due to the closure of five retail locations in Bear, Delaware; Bel Air, Maryland; Carol Stream, Illinois; Frederick, Maryland; and Spanish Fort, Alabama.

When analyzing our properties for potential impairment, we consider such qualitative factors as our experience in leasing and/or selling real estate properties as well as specific site and local market characteristics. Upon the closure of a Bassett Home Furnishings store, we generally write off all tenant improvements which are only suitable for use in such a store.

Lease Exit Costs

During the six months ended May 26, 2012, we incurred non-cash charges of $228 for lease exit costs associated with the relocation of a retail store near Richmond, Virginia. During the three and six months ended May 26, 2012 we incurred $131 of non-cash charges to reflect reduced estimates of recoverable lease costs at several previously closed retail locations.

During the six months ended May 28, 2011, we recorded charges of $3,728 for lease exit costs and lease modifications. During the three months ended May 28, 2011, we recorded charges of $2,844 which included a non-cash charge of $337 for lease exit costs related to the closure of a retail store in Albuquerque, New Mexico; non-cash charges of $1,007 to reflect reduced estimates of recoverable lease costs at four previously closed retail locations; and a charge of $1,500 for a cash payment made for the modification of an existing lease at one of our Company-owned retail store locations. During the six months ended May 28, 2011, we recorded non-cash charges of $884 for lease exit costs associated with the closure of the Bel Air and Frederick, Maryland stores as well as a previously closed location in Lewisville, Texas.

21 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
(Dollars in thousands except share and per share data)

The following table summarizes the activity related to our accrued lease exit costs:

Balance at November 26, 2011	$4,358

Provisions associated with Company-owned retail store closures	228
Provisions made to adjust previous estimates	237
Payments on unexpired leases	(1,147)
Accretion of interest on obligations	77

Balance at May 26, 2012	$3,753

Current portion included in other accrued liabilities	$1,999
Long-term portion included in other long-term liabilities	1,754
$3,753

16. Non-Operating Income and Expense

Income from the Continued Dumping & Subsidy Offset Act

During the quarter ended May 26, 2012,  the U.S. Customs and Border Protection (“Customs”) made a distribution to us of $9,010 representing our share of the final distribution of duties that have been withheld by Customs under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). We have received annual distributions in past years under the CDSOA as a result of our support of an antidumping petition on imports of wooden bedroom furniture from China, such distributions having been recognized in income during the fourth quarter of each fiscal year when our annual share was determined. Certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the United States Court of International Trade challenging the CDSOA's “support requirement” and seeking to share in the distributions. As a result, Customs held back a portion of those distributions (“the Holdback”) pending resolution of the Non-Supporting Producers' claims. The Court of International Trade dismissed all of the actions of the Non-Supporting Producers, who appealed to the United States Court of Appeals for the Federal Circuit (“the Court of Appeals”). While the Court of Appeals denied the Non-Supporting Producers request for an injunction to block the final distribution of the Holdback and allowed Customs to distribute the funds in April of 2012, the appeal is still pending before the court. Should the Court of Appeals reverse the decisions of the United States Court of International Trade which ordered the release of the final distribution, it is possible that Customs may seek to have us return all or a portion of our share of the distribution.

22 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
(Dollars in thousands except share and per share data)

Gain on Sale of Affiliate

On May 2, 2011 we sold our 46.9% interest in International Home Furnishings Center, Inc. (“IHFC”) to International Market Centers, L.P. (“IMC”).  Consideration received, the balance of our investment in IHFC at the time of sale, and the resulting gain from the sale are as follows:

Consideration received:
Cash received at and subsequent to closing	$70,565
Indemnification escrow receivable (1)	4,695
Investment in IMC (2)	1,000

Total consideration received	$76,260

Investment in IHFC:
Distributions in excess of affiliate earnings	9,282

Gain on sale of affiliate	$85,542

(1) $2,348 included in other current assets in the accompanying condensed consolidated balance sheet at May 26, 2012, with the remainder included in other non-current assets.

(2) Included in other non-current assets in the accompanying condensed consolidated balance sheet at May 26, 2012.

Other Loss, Net

Other loss, net, for the three and six months ended May 26, 2012 and May 28, 2011 consists of the following:
	Quarter Ended		Six Months Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011

Write down for impairment of Fortress (Note 14)	$-	$-	$(806)	$-
Income from unconsolidated affiliated companies, net (Note 7)	119	982	134	1,923
Interest expense	(78)	(439)	(156)	(1,006)
Loan and lease guarantee expense	(233)	(175)	(219)	(1,457)
Retail real estate impairment charges	-	(3,953)	-	(3,953)
Lease exit costs	(74)	(837)	(74)	(837)
Gain on mortgage settlements (Note 8)	-	-	-	436
Other	(411)	(393)	(803)	(879)

Other loss, net	$(677)	$(4,815)	$(1,924)	$(5,773)

Loan and lease guarantee expense consists of adjustments to our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. Charges shown above for the three and six months ended May 26, 2012 and May 28, 2011 are to recognize expense reflecting the additional risk that we may have to assume the underlying obligations with respect to our guarantees.

23 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
(Dollars in thousands except share and per share data)

Retail real estate impairment charges for the three and six months ended May 28, 2011 include non-cash asset impairment charges of $2,106 to write down idle retail locations in Henderson, Nevada and Chesterfield, Virginia to appraised value, and $1,847 to write off certain tenant improvements deemed to be unrecoverable.

During the three and six months ended May 26, 2012 we incurred $74 of non-cash charges to reflect reduced estimates of recoverable lease costs at one idle retail location. Lease exit costs of $837 for the three and six months ended May 28, 2011 consist of non-cash charges incurred during the second quarter of 2011 related to lease termination costs at three idle retail locations.

17. Recent Accounting Pronouncements

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

In May 2011, the FASB issued ASU No. 2011-04, which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011, and early application is not permitted. This guidance became effective for us as of the beginning of our second quarter of fiscal 2012. The adoption of this guidance did not have a material impact on our financial position or results of operations.

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

24 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
(Dollars in thousands except share and per share data)

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

Our investments/real estate segment consists of our investments and retail real estate related to licensee stores. Although this segment does not have operating earnings, income or loss from the segment is included in other loss, net, in our condensed consolidated statements of income and retained earnings. Our entire investment in IHFC was sold during the second quarter of 2011. See Note 7 for further discussion of IHFC.

Inter-company net sales elimination represents the elimination of wholesale sales to our Company-owned stores. Inter-company income elimination represents the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the end retail consumer.

25 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 26, 2012
(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Six Months Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
Net Sales
Wholesale	$45,940	$45,751	$88,550	$91,720
Retail	42,805	38,009	81,622	74,988
Inter-company elimination	(21,291)	(17,499)	(41,750)	(36,183)
Consolidated	$67,454	$66,261	$128,422	$130,525

Income (loss) from Operations
Wholesale	$2,033	$(4,153)	$3,864	$(8,044)
Retail	66	(343)	(933)	(2,135)
Inter-company elimination	127	614	(62)	811
Licensee debt cancellation charge	-	(6,447)	-	(6,447)
Restructuring and asset impairment charges	(475)	(1,080)	(711)	(1,959)
Lease exit costs	(131)	(2,844)	(359)	(3,728)
Consolidated	$1,620	$(14,253)	$1,799	$(21,502)

Depreciation and Amortization
Wholesale	$285	$348	$566	$688
Retail	875	797	1,771	1,651
Investments/real estate	139	297	278	568
Consolidated	$1,299	$1,442	$2,615	$2,907

Capital Expenditures
Wholesale	$642	$70	$1,035	$132
Retail	1,792	408	3,307	832
Investments & real estate	-	-	10
Consolidated	$2,434	$478	$4,352	$964

	As of	As of
Identifiable Assets	May 26, 2012	November 26, 2011
Wholesale	$138,270	$142,361
Retail	64,331	60,811
Investments/real estate	19,023	20,002
Consolidated	$221,624	$223,174

26 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
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

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 110-year history has instilled the principles of quality, value, and integrity in everything that we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and to meet the demands of a global economy.

With 87 BHF stores at May 26, 2012, we have leveraged our strong brand name in furniture into a network of corporate and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 750 upholstery fabrics, free in-home design visits, and coordinated decorating accessories.  We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor. We continue to strengthen the sales and design talent within our Company-owned retail stores.  During 2011, our Design Consultants completed extensive Design Certification training coursework. This coursework has strengthened their skills related to our house call and design business, and is intended to increase business with our most valuable customers.

In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.  In September of 2011, we announced the formation of a strategic partnership with HGTV, a division of Scripps Networks, LLC. This strategic alliance will combine our 110 year heritage in the furniture industry with the penetration of 99 million households in the United States that HGTV enjoys today.  In 2012, we will begin to market a line of HGTV-branded custom upholstery and accent furniture in our BHF network and will also launch a new product range of HGTV Furniture Collection products that will be sold to key independent retailers across the United States.

Our store network included 50 Company-owned and operated stores and 37 licensee-owned stores at May 26, 2012. During the six months ended May 26, 2012, we opened two new stores, one in Torrance, California in the Los Angeles market and one in Paramus, New Jersey in the New York City market. We also relocated a store within the Richmond, Virginia market, closing the previous location in Glen Allen, Virginia and opening the new location in Short Pump, Virginia.  One additional store located in Austin, Texas was closed during the second quarter of 2012.

27 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
(Dollars in thousands except share and per share data)

The following table summarizes the changes in store count during the six months ended May 26, 2012:

	November 26, 2011	Openings	Closed	Transfers	May 26, 2012
Licensee-owned stores	39	-	(2)	-	37
Company-owned stores	49	3	(2)	-	50

Total	88	3	(4)	-	87

Our wholesale operations include an upholstery complex in Newton, North Carolina that produces a wide range of upholstered furniture.  We believe that we are an industry leader with our quick-ship custom upholstery offerings.  We also operate a custom dining manufacturing facility in Martinsville, Virginia.  Most of our wood furniture and certain upholstery offerings are sourced from several foreign plants, primarily in Vietnam, Indonesia, and China. We define imported product as fully finished product that is sourced internationally. For the first half of 2012, approximately 51% of our wholesale sales were of imported product compared to 54% for the first half of 2011.

Overall conditions for our industry and our Company have been difficult over the past several years although we have seen some slight improvement during the last year. Nevertheless, we have continued to face significant economic pressures as new housing starts remain down and consumers continue to be faced with general economic uncertainty fueled by continuing high unemployment and volatile fuel prices.  These conditions have significantly limited the resumption of growth for “big ticket” consumer purchases such as furniture. Consequently, this has put pressure on certain of our dealers’ ability to generate adequate profits to fully pay us for the furniture we have sold to them.  As a result, prior to 2012 we incurred significant bad debt and notes receivable valuation charges.  Beginning during the second half of 2011 and continuing into 2012, this trend improved significantly as we only incurred bad debt charges of $254 for the first half of 2012 compared with $13,026 for the first half of 2011, reflecting improved credit positions with our current fleet of licensees.  We believe that the current level of bad debt and notes receivable valuation charges for the first half of 2012 is more indicative of the expected trend of future charges. Although management will continue to work closely with our licensees to ensure the success of both the licensee and Bassett, further store closures are possible should any licensees experience severe deteriorations in their credit positions from which we believe they are unlikely to recover.

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

28 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
(Dollars in thousands except share and per share data)

Results of Operations – Quarter and six months ended May 26, 2012 compared with quarter and six months ended May 28, 2011:

Net sales, gross profit, selling, general and administrative (SG&A) expense, and income (loss) from operations were as follows for the periods ended May 26, 2012 and May 28, 2011:

	Quarter Ended				Six Months Ended
	May 26, 2012		May 28, 2011		May 26, 2012		May 28, 2011

Net sales	$67,454	100.0%	$66,261	100.0%	$128,422	100.0%	$130,525	100.0%
Gross profit	35,661	52.9%	33,197	50.1%	67,332	52.4%	65,045	49.8%
SG&A expenses	33,213	49.2%	30,879	46.6%	64,209	50.0%	61,387	47.0%
Bad debt and notes receivable valuation charges	222	0.4%	6,200	9.4%	254	0.2%	13,026	10.0%
Licensee debt cancellation charges	-	0.0%	6,447	9.7%	-	-	6,447	4.9%
Restructuring and asset impairment charges	475	0.7%	1,080	1.6%	711	0.5%	1,959	1.5%
Lease exit costs	131	0.2%	2,844	4.3%	359	0.3%	3,728	2.9%

Income (loss) from operations	$1,620	2.4%	$(14,253)	-21.5%	$1,799	1.4%	$(21,502)	-16.5%

On a consolidated basis, we reported net sales for the second quarter of 2012 of $67,454, an increase of $1,193, or 1.8%, from sales levels attained in the second quarter of 2011.  For the first six months of 2012, we reported net sales of $128,422, a decrease of $2,103, or 1.6%, from the first half of 2011. Refer to the quarterly and year-to-date analysis of sales for each segment below for a discussion of the factors affecting net sales for each period. Consolidated gross profit margin increased over the prior year by 2.8 points as a percentage of net sales for the three months ended May 26, 2012, primarily attributable to additional retail markup realized as the result of the continued expansion of our Company-owned store network. Year-to-date, our consolidated gross profit margin increased 2.6 points, also attributable to the additional retail markup from our Company-owned store network expansion. The increase in consolidated SG&A expenses over the prior year by $2,334 and $2,822 for the three and six months ended May 26, 2012, respectively, is likewise primarily attributable to the increased number of Company-owned retail stores as each additional store opening or acquisition results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.  In addition, at the wholesale level increased spending associated with the development of our HGTV Furniture Collection, as well as increased expenses for our furniture market showrooms, were offset by cost containment measures in other areas. Our level of SG&A spending with respect to the HGTV Furniture Collection will likely continue to increase as we approach the launch of the product line, which is expected to begin generating sales for us in the fourth quarter of 2012. Consolidated SG&A expenses as a percentage of net sales increased 2.6 and 3.0 points for the three and six months ended May 26, 2012, respectively, from the prior year periods. These increases are once again primarily attributable to the increased number of Company-owned retail stores as noted above. Bad debt and notes receivable valuation charges for the three and six months ended May 26, 2012 decreased from the prior year by $5,978, or 96.4%, and $12,772, or 98.1%, respectively, reflecting the improved credit positions of our current fleet of licensees. We believe that the current level of bad debt and notes receivable valuation charges for the first half of 2012 is more indicative of the expected trend of future charges.

29 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
(Dollars in thousands except share and per share data)

Licensee Debt Cancellation Charges

During the second quarter of 2011, we gained significant liquidity as a result of the sale of our investment in IHFC (see “Sale of IHFC” below). This liquidity event enabled us to become more opportunistic in managing our relationships with our licensees and therefore accelerate certain licensees’ ability to rebuild their businesses after several years of extremely difficult industry conditions. As such, during the quarter ended May 28, 2011 we cancelled certain debts of what we consider to be key licensees in select markets.  While the debts cancelled were considered to be collectible over time, we believe that, rather than requiring repayment of these obligations, we will realize a greater long-term benefit by the cancellation of these debts. In exchange for relieving the debts of these licensees and thus strengthening their respective financial positions, we believe these licensees will be in a much better position to reinvest in all aspects of their store operations (new product offerings, personnel, advertising, building appeal, etc) which will ultimately lead to increased sales and profitability of the Bassett brand. As a result of this debt cancellation, we incurred a charge for the three and six months ended May 28, 2011 of $6,447.

Restructuring and Asset Impairment Charges

During the three and six months ended May 26, 2012, we incurred costs of $89 and $203, respectively, associated with the demolition of a previously closed manufacturing facility in Bassett, Virginia; non-cash charges of $385 associated with the write-down of a previously closed manufacturing facility in Mt. Airy, North Carolina; and $-0- and $123, respectively, associated with the write off of abandoned leasehold improvements following the relocation of a retail store near Richmond, Virginia.

During the six months ended May 28, 2011, we recorded non-cash asset impairment charges of $1,959. During the three months ended May 28, 2011, we recorded non-cash asset impairment charges of $1,080 which included $87 for the write-off of leasehold improvements related to the closure of a retail store in Albuquerque, New Mexico; $566 for the additional write-down of a previously closed manufacturing facility in Mt. Airy, North Carolina; and $428 for the additional write-down of a previously closed manufacturing facility in Bassett, Virginia. During the six months ended May 28, 2011, we recorded non-cash asset impairment charges of $879 for the write-off of leasehold improvements and other assets due to the closure of five retail locations in Bear, Delaware; Bel Air, Maryland; Carol Stream, Illinois; Frederick, Maryland; and Spanish Fort, Alabama.

When analyzing our properties for potential impairment, we consider such qualitative factors as our experience in leasing and/or selling real estate properties as well as specific site and local market characteristics. Upon the closure of a Bassett Home Furnishings store, we generally write off all tenant improvements which are only suitable for use in such a store.

Lease Exit Costs

During the six months ended May 26, 2012, we incurred non-cash charges of $228 for lease exit costs associated with the relocation of a retail store near Richmond, Virginia. During the three and six months ended May 26, 2012 we incurred $131 of non-cash charges to reflect reduced estimates of recoverable lease costs at several previously closed retail locations.

During the six months ended May 28, 2011, we recorded charges of $3,728 for lease exit costs and lease modifications. During the three months ended May 28, 2011, we recorded charges of $2,844 which included a non-cash charge of $337 for lease exit costs related to the closure of a retail store in Albuquerque, New Mexico; non-cash charges of $1,007 to reflect reduced estimates of recoverable lease costs at four previously closed retail locations; and a charge of $1,500 for a cash payment made for the modification of an existing lease at one of our Company-owned retail store locations. During the six months ended May 28, 2011, we recorded non-cash charges of $884 for lease exit costs associated with the closure of the Bel Air and Frederick, Maryland stores as well as a previously closed location in Lewisville, Texas.

30 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
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

Investments and Real Estate. Our investments and real estate segment consists of our investments in marketable securities, our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”) (which was fully impaired during the first quarter of 2012), equity investments in IHFC (sold during the second quarter of 2011) and Zenith, and retail real estate related to licensee stores. Although this segment does not have operating earnings, income from the segment is included in other loss, net, in our condensed consolidated statements of income and retained earnings.

31 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income from operations in the consolidation of our segment results:

	Quarter Ended May 26, 2012
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$45,940	$42,805	$(21,291)	(1)	$67,454
Gross profit	15,103	20,776	(218)	(2)	35,661
SG&A expense	12,848	20,710	(345)	(3)	33,213
Bad debt and notes receivable valuation charges	222	-	-		222
Income from operations (4)	$2,033	$66	$127		$2,226

	Quarter Ended May 28, 2011
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$45,751	$38,009	$(17,499)	(1)	$66,261
Gross profit	15,017	17,867	313	(2)	33,197
SG&A expense	12,970	18,210	(301)	(3)	30,879
Bad debt and notes receivable valuation charges	6,200	-	-		6,200
Income (loss) from operations (4)	$(4,153)	$(343)	$614		$(3,882)

	Six Months Ended May 26, 2012
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$88,550	$81,622	$(41,750)	(1)	$128,422
Gross profit	28,645	39,446	(759)	(2)	67,332
SG&A expense	24,527	40,379	(697)	(3)	64,209
Bad debt and notes receivable valuation charges	254	-	-		254
Income (Loss) from operations (4)	$3,864	$(933)	$(62)		$2,869

	Six Months Ended May 28, 2011
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$91,720	$74,988	$(36,183)	(1)	$130,525
Gross profit	29,667	35,003	375	(2)	65,045
SG&A expense	24,685	37,138	(436)	(3)	61,387
Bad debt and notes receivable valuation charges
	13,026	-	-		13,026
Income (loss) from operations (4)	$(8,044)	$(2,135)	$811		$(9,368)

(1) Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2) Represents the change for the period in the elimination of intercompany profit in ending retail inventory.
(3) Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.
(4) Excludes the effects of restructuring and impairment charges, lease exit costs, and, with respect to the 2011 periods, licensee debt cancellation charges. These charges are not allocated to our segments.

The following is a discussion of operating results for our wholesale and retail segments:

32 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the three and six months ended May 26, 2012 and May 28, 2011 are as follows:

	Quarter Ended				Six Months Ended
	May 26, 2012		May 28, 2011		May 26, 2012		May 28, 2011

Net sales	$45,940	100.0%	$45,751	100.0%	$88,550	100.0%	$91,720	100.0%
Gross profit	15,103	32.9%	15,017	32.8%	28,645	32.3%	29,667	32.3%
SG&A expenses	12,848	28.0%	12,970	28.3%	24,527	27.7%	24,685	26.9%
Bad debt and notes receivable valuation charges	222	0.5%	6,200	13.6%	254	0.3%	13,026	14.2%

Income (loss) from operations (1)	$2,033	4.4%	$(4,153)	-9.1%	$3,864	4.3%	$(8,044)	-8.8%

(1) Excluding the effects of licensee debt cancellation, restructuring and impairment charges. These charges are not allocated to our segments.

Quarterly Analysis of Results - Wholesale

Net sales for the wholesale segment were $45,940 for the second quarter of 2012 as compared to $45,751 for the second quarter of 2011, an increase of 0.4%.  Wholesale shipments increased primarily due to a 5.8% increase in wholesale sales outside the BHF store network, which included a 16% increase in the traditional channel, partially offset by a 1.0% decrease in shipments to the network.  The decrease in sales to the store network was due to the decline in the total number of BHF stores. However, the average shipments per store actually increased by 4.3%.  Gross margins for the wholesale segment were 32.9% for the second quarter of 2012 and 32.8% for the second quarter of 2011. Wholesale SG&A, excluding bad debt and notes receivable valuation charges, decreased $122 to $12,848 for the second quarter of 2012 as compared to $12,970 for the second quarter of 2011.  Increased spending of approximately $291 associated with the development of our HGTV Furniture Collection, as well as increased expenses of approximately $222 for our furniture market showrooms, were offset by cost containment measures in other areas. Our level of SG&A spending with respect to the HGTV Furniture Collection will likely continue to increase as we approach the launch of the product line, which is expected to begin generating sales for us in the fourth quarter of 2012. As a percentage of net sales, SG&A decreased 0.3 percentage points to 28.0% for the second quarter of 2012 as compared to 28.3% for the second quarter of 2011.  We recorded $222 of bad debt and notes receivable valuation charges for the second quarter of 2012 as compared with $6,200 for the second quarter of 2011, which reflects the improved credit positions with our current fleet of licensees.  We believe that the current level of bad debt and notes receivable valuation charges for the second quarter of 2012 is more indicative of the expected trend of future charges.

Year-to-Date Analysis of Results - Wholesale

Net sales for the wholesale segment were $88,550 for the first six months of 2012 as compared to $91,720 for the first six months of 2011, a decrease of 3.5%.  Wholesale shipments decreased primarily due to a 5.6% decrease in wholesale sales to the BHF store network and a 3.7% decrease in shipments outside of the network.  The decrease in sales to the store network was due to the decline in the total number of BHF stores.  However, the average shipments per store actually increased by 3.0%.  The decrease in the wholesale shipments outside the network was primarily due to lower shipments to a significant national account customer, partially offset by a 15% increase in the traditional channel.  Gross margins for the wholesale segment were 32.3% for the first six months of 2012, unchanged from the first half of 2011. Wholesale SG&A, excluding bad debt and notes receivable valuation charges, decreased $158 to $24,527 for the first six months of 2012 as compared to $24,685 for the first six months of 2011.  Increased spending of approximately $510 associated with the development of our HGTV Furniture Collection, as well as increased expenses of approximately $457 for our furniture market showrooms, were offset by cost containment measures in other areas. Our level of SG&A spending with respect to the HGTV Furniture Collection will likely continue to increase as we approach the launch of the product line, which is expected to begin generating sales for us in the fourth quarter of 2012. As a percentage of net sales, SG&A increased 0.8 percentage points to 27.7% for the first six months of 2012 as compared to 26.9% for the first six months of 2011.  This increase is primarily due to increased expenses associated with the HGTV Furniture Collection and market events noted above.  We recorded $254 of bad debt and notes receivable valuation charges for the first six months of 2012 as compared with $13,026 for the first six months of 2011, which reflects the improved credit positions with our current fleet of licensees. We believe that the current level of bad debt and notes receivable valuation charges for the first half of 2012 is more indicative of the expected trend of future charges.

33 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
(Dollars in thousands except share and per share data)

Wholesale shipments by type:	Quarter Ended				Six Months Ended
	May 26, 2012		May 28, 2011		May 26, 2012		May 28, 2011

Wood	$19,295	42.0%	$20,007	43.7%	$37,355	42.2%	$40,260	43.9%
Upholstery	26,160	56.9%	25,373	55.5%	50,274	56.8%	50,790	55.4%
Other	485	1.1%	371	0.8%	921	1.0%	670	0.7%
Total	$45,940	100.0%	$45,751	100.0%	$88,550	100.0%	$91,720	100.0%

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $9,387 at May 26, 2012 as compared with $9,241 at May 28, 2011.

34 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
(Dollars in thousands except share and per share data)

Retail Segment – Company-Owned Retail Stores

Results for the retail segment for the three and six months ended May 26, 2012 and May 28, 2011 are as follows:

	Quarter Ended				Six Months Ended
	May 26, 2012		May 28, 2011		May 26, 2012		May 28, 2011

Net sales	$42,805	100.0%	$38,009	100.0%	$81,622	100.0%	$74,988	100.0%
Gross profit	20,776	48.5%	17,867	47.0%	39,446	48.3%	35,003	46.7%
SG&A expenses	20,710	48.4%	18,210	47.9%	40,379	49.5%	37,138	49.5%
Income (loss) from operations (1)	$66	0.1%	$(343)	-0.9%	$(933)	-1.2%	$(2,135)	-2.8%

Results for comparable stores* (43 stores for the quarters ended May 26, 2012 and May 28, 2011; 40 stores for the six months ended May 26, 2012 and May 28, 2011) are as follows:
	Quarter Ended				Six Months Ended
	May 26, 2012		May 28, 2011		May 26, 2012		May 28, 2011

Net sales	$37,893	100.0%	$35,124	100.0%	$68,028	100.0%	$63,680	100.0%
Gross profit	18,534	48.9%	16,914	48.2%	33,355	49.0%	30,856	48.5%
SG&A expenses	17,956	47.4%	17,070	48.6%	32,999	48.5%	32,174	50.5%
Income (loss) from operations (1)	$578	1.5%	$(156)	-0.4%	$356	0.5%	$(1,318)	-2.0%

* “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended				Six Months Ended
	May 26, 2012		May 28, 2011		May 26, 2012		May 28, 2011

Net sales	$4,912	100.0%	$2,885	100.0%	$13,594	100.0%	$11,308	100.0%
Gross profit	2,242	45.6%	953	33.0%	6,091	44.8%	4,147	36.7%
SG&A expenses	2,754	56.1%	1,140	39.5%	7,380	54.3%	4,964	43.9%
Loss from operations (1)	$(512)	-10.5%	$(187)	-6.5%	$(1,289)	-9.5%	$(817)	-7.2%

(1) Excluding the effects of restructuring and impairment charges and lease exit costs. The charges are not allocated to our segments.

Quarterly Analysis of Results - Retail

Our Company-owned stores had sales of $42,805 in the second quarter of 2012 as compared to $38,009 in the second quarter of 2011, an increase of 12.6%.  The increase was comprised of a $2,769 or 7.9% increase in comparable store sales along with a $2,027 increase in non-comparable store sales. Contributing to the improvement in comparable store sales are such factors as improved merchandising in our stores and improvements in the quality and training of the design associates who sell our products, as well as a general improvement in the retail environment in combination with targeted advertising which produced increased traffic through our stores. While we do not recognize sales until goods are delivered to the customer, our management tracks written sales (the dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 11.2% for the second quarter of 2012 as compared to the second quarter of 2011.

35 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
(Dollars in thousands except share and per share data)

Gross margins for the quarter ended May 26, 2012 increased 1.5 percentage points to 48.5% as compared to the quarter ended May 28, 2011 due primarily to the adverse impact of store liquidation sales which ran during the second quarter of 2011 related to the closure of five retail locations. This increase in margins was also attributable in part to improved pricing strategies and increased sales of higher margin mattresses.  SG&A increased $2,500, primarily due to increased store count as each additional store opening or acquisition results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing. On a comparable store basis, SG&A as a percentage of sales decreased 1.2 percentage points to 47.4% for the second quarter of 2012 as compared to the second quarter of 2011 due to increased sales leveraging fixed costs and improved operating efficiencies.  Comparable stores generated operating income of $578, or 1.5% of sales, during the second quarter of 2012 as compared to a loss of $156, or 0.4% of sales, for the second quarter of 2011. In all other stores, the operating loss was $512 or 10.4% of sales, for the second quarter of 2012, as compared to $187, or 6.5% of sales for the second quarter of 2011.  Included in the loss for the non-comparable stores was a $242 loss associated with the start-up of the new store in Paramus at the end of the quarter as there were essentially no delivered sales due to the timing of the opening.

Year-to-Date Analysis of Results - Retail

Our Company-owned stores had sales of $81,622 in the first six months of 2012 as compared to $74,988 in the first six months of 2011, an increase of 8.8%.  The increase was comprised of a $4,348, or 6.8%, increase in comparable store sales, along with a $2,286 increase in non-comparable store sales. Contributing to the improvement in comparable store sales are such factors as improved merchandising in our stores and improvements in the quality and training of the design associates who sell our products, as well as a general improvement in the retail environment in combination with targeted advertising which produced increased traffic through our stores. In addition, a significantly milder winter during the first quarter of 2012 as compared to that of 2011 also contributed to increased store traffic. While we do not recognize sales until goods are delivered to the customer, our management tracks written sales (the dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 9.1% for the first six months of 2012 as compared to the first six months of 2011.

Gross margins for the six months ended May 26, 2012 increased 1.6 percentage points to 48.3% as compared to the six months ended May 28, 2011 due primarily to the adverse impact of store liquidation sales which ran during the first six months of 2011 related to the closure of five retail locations. This increase in margins was also attributable in part to improved pricing strategies and increased sales of higher margin mattresses. SG&A increased $3,241, primarily due to increased store count as each additional store opening or acquisition results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing. On a comparable store basis, SG&A as a percentage of sales decreased 1.9 percentage points to 48.5% for the first six months of 2012 as compared to the first six months of 2011 due to increased sales leveraging fixed costs and improved operating efficiencies.  Comparable stores generated operating income of $356, or 0.5% of sales, during the first six months of 2012 as compared to a loss of $1,318, or 2.0% of sales, for the first six months of 2011. In all other stores, the operating loss was $1,289 or 9.5% of sales, for the first six months of 2012, as compared to $817, or 7.2% of sales for the first six months of 2011.

36 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
(Dollars in thousands except share and per share data)

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $15,151, or an average of $303 per open store, at May 26, 2012 as compared with $11,678, or an average of $265 per open store, at May 28, 2011.

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

Investment and Real Estate Segment and Other Items Affecting Net Income

Our investments and real estate segment consists of our investments in marketable securities, our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”), equity investments in IHFC (sold during the second quarter of 2011) and Zenith, and retail real estate related to licensee stores.  Although this segment does not have operating earnings, income or loss from the segment is included in other loss, net in our condensed consolidated statements of income and retained earnings. As more fully discussed under “Liquidity and Capital Resources” below, our entire investment in IHFC was sold during the second quarter of 2011.

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers.  We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business.  In addition, Zenith provides home delivery services for almost half of our Company-owned retail stores. We believe our partnership with Zenith allows us to focus on our core competencies of manufacturing and marketing home furnishings. Zenith focuses on offering Bassett customers best-of-class service and handling. We consider the expertise that Zenith exhibits in logistics to be a significant competitive advantage for us. In addition, we believe that Zenith is well positioned to take advantage of current growth opportunities for providing logistical services to the furniture industry. Our investment in Zenith was $6,271 at May 26, 2012.

During the quarter ended May 26, 2012,  the U.S. Customs and Border Protection (“Customs”) made a distribution to us of $9,010 representing our share of the final distribution of duties that have been withheld by Customs under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). We have received annual distributions in past years under the CDSOA as a result of our support of an antidumping petition on imports of wooden bedroom furniture from China, such distributions having been recognized in income during the fourth quarter of each fiscal year when our annual share was determined. Certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the United States Court of International Trade challenging the CDSOA's “support requirement” and seeking to share in the distributions. As a result, Customs held back a portion of those distributions (“the Holdback”) pending resolution of the Non-Supporting Producers' claims. The Court of International Trade dismissed all of the actions of the Non-Supporting Producers, who appealed to the United States Court of Appeals for the Federal Circuit (“the Court of Appeals”). While the Court of Appeals denied the Non-Supporting Producers request for an injunction to block the final distribution of the Holdback and allowed Customs to distribute the funds in April of 2012, the appeal is still pending before the court. Should the Court of Appeals reverse the decisions of the United States Court of International Trade which ordered the release of the final distribution, it is possible that Customs may seek to have us return all or a portion of our share of the distribution.

37 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
(Dollars in thousands except share and per share data)

Other income and expense items are as follows:
	Quarter Ended		Six Months Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011

Write down for impairment of Fortress	$-	$-	$(806)	$-
Income from unconsolidated affiliated companies, net	119	982	134	1,923
Interest expense	(78)	(439)	(156)	(1,006)
Loan and lease guarantee expense	(233)	(175)	(219)	(1,457)
Retail real estate impairment charges	-	(3,953)	-	(3,953)
Lease exit costs	(74)	(837)	(74)	(837)
Gain on mortgage settlements	-	-	-	436
Other	(411)	(393)	(803)	(879)

Other loss, net	$(677)	$(4,815)	$(1,924)	$(5,773)

Income from unconsolidated affiliated companies, net includes income from our investment in Zenith and, during the first half of 2011, in IHFC. We recognized income from IHFC and Zenith as follows:

	Quarter Ended		Six Months Ended
	May 26, 2012	May 28, 2011	May 26, 2012	May 28, 2011
IHFC	$-	$922	$-	$1,832
Zenith	119	60	134	91

Our investment in Fortress has been valued at fair value primarily based on the net asset values which are determined by the fund manager, less a discount for illiquidity.  Due to significant declines in net asset values during the first quarter of 2012, the highly illiquid nature of the investment, and the high degree of uncertainty regarding our ability to recover our investment in the foreseeable future, we have fully impaired the carrying amount of this investment resulting in a charge of $806 during the six months ended May 26, 2012.

Interest expense declined $361 and $850 for the three and six months ended May 26, 2012, respectivly, from the prior year periods, reflecting our use of a portion of the IHFC proceeds to reduce debt.

Loan and lease guarantee expense consists of adjustments to our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. During the three and six months ended May 26, 2012, we recognized expense of $233 and $219, respectively, to reflect the additional risk that we may have to assume the underlying obligations with respect to our guarantees, as compared with expense of $175 and $1,457 for the three and six months ended May 28, 2011. The reduction of $1,238 from the first half of 2011 reflects the improved financial condition of our remaining fleet of licensees.

Retail real estate impairment charges for the three and six months ended May 28, 2011 include non-cash asset impairment charges of $2,106 to write down idle retail locations in Henderson, Nevada and Chesterfield, Virginia to appraised value, and $1,847 to write off certain tenant improvements deemed to be unrecoverable.

During the three and six months ended May 26, 2012 we incurred $74 of non-cash charges to reflect reduced estimates of recoverable lease costs at one idle retail location. Lease exit costs of $837 for the three and six months ended May 28, 2011 consist of non-cash charges incurred during the second quarter of 2011 related to lease termination costs at three idle retail locations.

During the six months ended May 28, 2011 we recognized a gain of $436 resulting from the settlement of mortgages. At the end of the first quarter of 2011, we entered into Discounted Payoff Agreements (“DPOs”) with the lenders on two mortgages which were subsequently paid off during the second quarter of 2011. Under the terms of these DPOs the remaining balance owed was reduced, resulting in a $436 gain on the settlement of these mortgages.

38 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
(Dollars in thousands except share and per share data)

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Due to the losses incurred prior to fiscal 2011, we remained in a cumulative loss position for the preceding three years which is considered significant negative evidence as to whether our deferred tax assets will be realized.  While our long-term financial outlook remains positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence.  As a result, we recorded a valuation allowance on certain of the deferred tax assets.  In fiscal 2011, due to the gain recognized on the sale of our interest in IHFC, we were able to utilize net operating loss carry forwards and credits to significantly offset the taxable gain, resulting in a significant reduction of the valuation allowances. However, as the gain on the sale of IHFC does not represent a source of recurring future taxable income, we continued to record a valuation allowance against substantially all of our deferred tax assets as of November 26, 2011. For the three and six months ended May 26, 2012, our effective tax rates were 19.2% and 16.2%, respectively. The effective tax rate for the quarter ended May 26, 2012 differs from the blended statutory rate of approximately 38% primarily due to the year-to-date impact of releasing a portion of the valuation allowance against our deferred tax assets. The reduction in the valuation allowance was primarily due to favorable provision-to-return adjustments related to our 2011 Federal income tax return. These adjustments were related to changes in estimates for temporary differences which created additional tax benefit due to the resulting decline in our deferred tax asset balance and a corresponding decline in the valuation allowance. The valuation allowance was also reduced in part due to the recognition of income from the CDSOA (Note 16), which provides a source of taxable income that allows for the realization of a portion of our net deferred tax assets. The favorable impact of reducing our valuation allowance was partially offset by the accrual of penalties and interest associated with certain unrecognized tax benefits. For the six months ended May 26, 2012, the effective rate differs from the blended statutory rate due to the release of a portion of the valuation allowance against our deferred taxes as noted above, as well as the recognition of a tax benefit for a reduction of tax effects on our other comprehensive income, partially offset by the accrual of penalties and interest associated with certain unrecognized tax benefits.  For the three and six months ended May 28, 2011, our effective tax rate of approximately 6.8% differs from the blended statutory rate of 38% due to the expected reversal of the valuation allowance on existing deferred tax assets primarily due to the expected utilization of net operating loss carryforwards and credits to significantly offset the taxable gain on the sale of IHFC.

At May 26, 2012, we had $1,052 of net deferred tax assets on our balance sheet.  This represented $20,188 of gross deferred tax assets, substantially offset by a $19,136 valuation allowance.  We currently anticipate that we will continue to have a significant amount of deferred tax assets as of November 24, 2012, substantially all of which will continue to be offset by a valuation allowance.  This allowance will remain until such time that our historical operating results and expected future income are sufficient to indicate that it is more likely than not that such assets will be realized.  Should we conclude in the future that there is adequate evidence to reverse the remaining valuation allowance, we will recognize a tax benefit in the period in which such a determination is made.

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

Because new housing starts remain down and consumers continue to be faced with general economic uncertainty fueled by continuing high unemployment and rising fuel costs, consumer spending has remained below pre-recession levels, presenting a challenge for us as we work to restore our operations to sustained profitability and positive cash flow.  During fiscal 2009, we implemented measures to reduce operating expenses and improve working capital to enhance our cash flow, and we have continued to carefully manage our cost structure and working capital since then. As a result of these measures along with significant additional liquidity provided by the sale of our interest in IHFC and the gradual recovery of our sales from the low point reached during the recession, we have strengthened our balance sheet and have begun to see a return to operating profitability.  Furthermore, the vast majority of the stores that were operated by the licensees experiencing the most severe financial distress have since been taken over by us or closed, resulting in a remaining fleet of licensees which we believe to be considerably more financially sound.

39 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
(Dollars in thousands except share and per share data)

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

Cash Flows

Cash provided by operations for the first half of 2012 was $8,262 compared to cash used in operations of $4,621 for the first half of 2011, representing an improvement of $12,883 in cash flows from operations. The first half of 2012 included $9,010 received from the final CDSOA distribution while no similar distributions were received during the first half of 2011. The remaining improvment of $3,873 represents better overall working capital management.

Our overall cash position declined for the six months ended May 26, 2012 by $2,468. Offsetting the $8,292 of cash provided by operating activities was $7,819 of cash used in financing activities including the payment of regular dividends of $961, a special dividend of $5,665, and stock repurchases in the amount of $1,250. Cash used in investing activities of $2,911 included investments in property and equipment of $4,352, primarily related to our new store locations in Paramus, New Jersey, Torrance, California and Short Pump, Virginia, partially offset by the release of $1,410 of previously escrowed funds from the sale of IHFC.  In addition to the $67,133 of cash on hand at May 26, 2012, we have marketable securities available for sale consisting of $3,034 in bond funds and individual debt securities.  With the current level of cash, cash equivalents and marketable securities on hand, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Receivables and Inventory

Our percentage of accounts receivable that are over 90 days past due has increased slightly from less that 1% at November 26, 2011 to approximately 1.1% at May 26, 2012.  We recorded $254 of bad debt and notes receivable valuation charges during the first half of 2012 as compared to $13,026 during the first half of 2011, reflecting improved credit positions with our current fleet of licensees. Over the six quarters ended with the second quarter of 2011, we recorded $19,603 million of bad debt and notes receivable valuation charges.  The vast majority of these charges related to licensee stores that have subsequently been closed or taken over, or have been identified for closure or take over.  During that time period, we terminated operating licenses covering 29 stores as these licensees were struggling to meet their obligations to us. Of these 29 stores, 9 were closed and 20 were acquired to be operated as Company-owned stores. Although future store closures and acquisitions are possible, we expect the pace to be significantly less than during that time period.  In addition, we believe the remaining fleet of licensees is more financially sound than those we terminated during that time period. Consequently, we believe that the current level of bad debt and notes receivable valuation charges for the first half of 2012 is more indicative of the expected trend of future charges.

40 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
(Dollars in thousands except share and per share data)

The following table reflects our accounts receivable and notes receivable and related bad debt reserves:

	May 26, 2011	November 26, 2011

Gross accounts receivable	$16,372	$16,848
Allowance for doubtful accounts	(2,207)	(2,092)
Net accounts receivable	$14,165	$14,756

Gross notes receivable	$5,997	$6,017
Allowance for doubtful accounts and discounts on notes receivable	(4,139)	(4,140)
Net notes receivable	$1,858	$1,877

At May 26, 2012 and November 26, 2011, approximately 69% and 67%, respectively, of gross accounts receivable, and approximately 83% and 79%, respectively, of the allowance for doubtful accounts were attributable to amounts owed to us by our licensees.  Our remaining accounts receivable are due from national account customers and traditional distribution channel customers. Substantially all of our gross notes receivable and the allowances thereon are associated with current or former licensees.

Our accounts and notes receivable reserve and notes discount activity for the three months ended May 26, 2012 is as follows:

	Accounts	Notes
	Receivable	Receivable	Total

Balance at November 26, 2011	$2,092	$4,140	$6,232
Bad debt and note valuation charges	255	(1)	254
Write-offs and other deductions	(140)	-	(140)
Balance at May 26, 2012	$2,207	$4,139	$6,346

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

41 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
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

Our inventories consist of the following:
	May 26, 2012	November 26, 2011
Wholesale finished goods	$27,455	$26,873
Work in process	299	222
Raw materials and supplies	6,533	5,660
Retail merchandise	22,233	20,504
Total inventories on first-in, first-out method	56,520	53,259
LIFO adjustment	(7,463)	(6,955)
Reserve for excess and obsolete inventory	(1,142)	(1,175)
	$47,915	$45,129

Our annualized inventory turnover rate and ending days supply on hand for the six months ended May 26, 2012 and May 28, 2011 are as follows:

	Six Months Ended
	May 26, 2012	May 28, 2011
Consolidated:
Annualized inventory turns	2.6	3.2
Ending days supply on hand	143	113

Wholesale segment:
Annualized inventory turns	4.2	4.8
Ending days supply on hand	88	76

Retail Segment:
Annualized inventory turns	4.1	4.5
Ending days supply on hand	92	77

On a consolidated basis, the reduced inventory turnover rate and increased supply on hand for the first half of 2012 as compared to the first half of 2011 is primarily due to two factors: build up of inventory at the wholesale level in preparation for the launch of new products in the retail distribution network; and the increasing share of Company-owned BHF stores to the total BHF store network (57% of BHF stores were Company-owned at May 26, 2012 as compared with 49% at May 28, 2011), as inventory sold by our wholesale segment to our retail segment remains on our consolidated books for a longer period of time.  As previously mentioned, the reduced turnover rate and increased supply on hand at our wholesale segment for the first half of 2012 as compared to the first half of 2011 is primarily related to the launch of new products. At our retail segment, the reduced turnover rate and increased supply on hand for the first half of 2012 as compared to the first half of 2011 is primarily due to the opening of three Company-owned stores during the first half of 2012. New store openings require significant investment in inventory for floor samples and accessories in advance of generating sales volume from the new store. There were no store openings during the first half of 2011.

42 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 26, 2011	$987	$188	$1,175
Additions charged to expense	601	193	794
Write-offs	(734)	(93)	(827)
Balance at May 26, 2012	$854	$288	$1,142

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

43 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
(Dollars in thousands except share and per share data)

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment.  The net book value of such retail real estate occupied by Company-owned stores was $26,396 at May 26, 2012.  All other retail real estate that we own, including locations leased to our licensees, locations leased to non-licensees, and vacant locations is reported as retail real estate in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our investments/real estate segment, was $15,989 at May 26, 2012.

The following table summarizes our total investment in retail real estate owned at May 26, 2012:
	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	10	254,339	$26,396

Investment real estate:
Leased to operating licensees	2	40,548	6,872
Leased to others	2	42,846	5,517
Available for sale or lease	2	47,534	3,179
Other (2)	-	-	421

Total included in retail real estate	6	130,928	15,989

Total Company investment in retail real estate	16	385,267	$42,385

(1) Includes two properties encumbered under mortgages totalling $3,764 at May 26, 2012.
(2) Consists of leasehold improvements in locations leased by the Company and subleased to licensees.

Debt

With our current level of liquidity, we have substantially reduced the size of our line of credit with our bank.  On December 9, 2011, we entered into a new credit agreement with our bank which extends a $3,000 line of credit which is being used primarily to back our outstanding letters of credit. This credit facility contains covenants requiring us to maintain certain key financial ratios, however there is no requirement to pledge assets as collateral. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. At May 26, 2012 and November 26, 2011, we had $2,316 and $2,318, respectively, outstanding under standby letters of credit, leaving availability under the line of $684 and $682, respectively. Given our current levels of cash and marketable securities, we believe that any loss of availability under this credit line would not adversely affect our liquidity or results of operations.

We have two mortgages totaling $3,764 as of May 26, 2012. We expect to satisfy the remaining mortgage obligations from our available cash on hand.

CDSOA Settlement

As previously discussed, Customs made a distribution to us of $9,010 during the second quarter of 2012 representing our share of the final distribution of duties that have been withheld by Customs under the CDSOA. We have received annual distributions in past years under the CDSOA which have been gradually declining prior to the final distribution received in April of 2012.  Also as previously discussed, an appeal by the Non-Supporting Producers seeking to share in the distributions remains pending before the Court of Appeals. Should the Court of Appeals reverse the decisions of the United States Court of International Trade which ordered the release of the final distribution, it is possible that Customs may seek to have us return all or a portion of our share of the distribution. We do not believe that the cessation of these annual distributions or any return of all or a portion of our share of the final distribution will have a material impact upon our liquidity or results of operations going forward.

44 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
(Dollars in thousands except share and per share data)

Critical Accounting Policies and Estimates

Except as noted below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 10-K for the fiscal year ended November 26, 2011. The consolidation policy presented below has been updated to clarify that there are no variable interest entities that are currently required to be consolidated in to our financial statements. In addition, the impairment policy presented below has been updated to clarify the factors we consider in assessing our retail real estate for potential impairment.

Consolidation – The consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated and its majority-owned subsidiaries for whom we have operating control.  Should we determine that we hold an interest in any variable interest entities (“VIEs”) for which we are the primary beneficiary, such VIEs would also be consolidated into our financial statements. However, based upon our evaluation of potential VIEs, we have determined that there are no entities which represent VIEs.

Impairment of Long-Lived Assets - We periodically evaluate whether events or circumstances have occurred that indicate long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. When analyzing our properties for potential impairment, we consider such qualitative factors as our experience in leasing and/or selling real estate properties as well as specific site and local market characteristics. Upon the closure of a Bassett Home Furnishings store, we generally write off all tenant improvements which are only suitable for use in such a store.

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

45 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
(Dollars in thousands except share and per share data)

Item 3. Quantitative and Qualitative Disclosure about Market Risk:

We are exposed to market risk for changes in market prices of our marketable securities.  At May 26, 2012, we had $3,034 in marketable securities which consisted of a portfolio of bond funds and fixed income securities.  Maturity dates on the fixed income securities in the portfolio range from one to twenty years.

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

We have potential exposure to market risk related to the current weakness in the commercial real estate market.   Our retail real estate holdings of $15,989 for licensee-operated stores as well as our holdings of $26,396 for Company-owned stores at May 26, 2012 could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties in the current market. Additionally, if we are required to assume responsibility for payment under the $2,218 of lease obligations we have guaranteed on behalf of licensees as of May 26, 2012, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

46 of 54

PART I – FINANCIAL INFORMATION – CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
(Dollars in thousands except share and per share data)

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements are listed in our Annual Report on Form 10-K for fiscal 2011 and include:

•	competitive conditions in the home furnishings industry

•	general economic conditions

•	overall retail traffic levels and consumer demand for home furnishings

•	ability of our customers and consumers to obtain credit

•	Bassett store openings

•	store closings and the profitability of the stores (independent licensees and Company-owned retail stores)

•	ability to implement our Company-owned retail strategies and realize the benefits from such strategies as they are implemented

•	fluctuations in the cost and availability of raw materials, labor and sourced products (including fabrics from troubled suppliers)

•	results of marketing and advertising campaigns

•	information and technology advances

•	ability to execute global sourcing strategies

•	performance of our marketable securities portfolio and our investment in Fortress

•	delays or difficulties in converting some of our non-operating assets to cash

•	future tax legislation, or regulatory or judicial positions

•	any requirement to return all or a portion of the final distribution we received under the CDSOA

•	ability to efficiently manage the import supply chain to minimize business interruption

47 of 54

PART II-OTHER INFORMATION
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
(Dollars in thousands except share and per share data)

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the risk factors disclosed under Item 1A to Part 1 of our Annual Report on Form 10-K for the fiscal year ended November 26, 2011, the following risk factor should be read carefully in connection with evaluating our business and the forward-looking information contained within our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. The risk factor presented below, along with those previously disclosed in our Annual Report on Form 10-K, represent what we believe are the known material risk factors with respect to us and our business. Any of these risks could materially adversely affect our business, operations, industry, financial position or future financial results.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)

February 26, 2012 – March 31, 2012	22,300	$8.51	22,300	$19,517

April 1, 2012 – April 28, 2012	7,000	$9.67	7,000	$19,449

April 29, 2012 – May 26, 2012	35,050	$9.86	35,050	$19,103

(1)
The Company’s Board of Directors has authorized the repurchase of up to $60,000 in Company stock.  This repurchase plan was initially announced on June 23, 1998. On March 17, 2009, the Board of Directors increased the repurchase plan by $20,000.

Item 3.  Defaults Upon Senior Securities

None.

48 of 54

PART II-OTHER INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 26, 2012
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

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Accounting Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b – Chief Accounting Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended May 26, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and retained earnings, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

Exhibit 101.INS**  XBRL Instance

Exhibit 101.SCH**  XBRL Taxonomy Extension Schema

Exhibit 101.CAL**  XBRL Taxonomy Extension Calculation

Exhibit 101.DEF**  XBRL Taxonomy Extension Definition

Exhibit 101.LAB**  XBRL Taxonomy Extension Labels

Exhibit 101.PRE**  XBRL Taxonomy Extension Presentation

**XBRL information is furnished and not filed as a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

49 of 54

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H, Spilman, Jr.
Robert H. Spilman, Jr., President and Chief Executive Officer
July 5, 2012

/s/ J. Michael Daniel
J. Michael Daniel, Vice President and Chief Accounting Officer
July 5, 2012

50 of 54