Form 10-Q
period 2012-08-25
BASSETT FURNITURE INDUSTRIES INC
filed 2012-10-04
CIK 10329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 25, 2012

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

At September 30, 2012, 10,892,037 shares of common stock of the Registrant were outstanding.

1 of 52

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE

PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of August 25, 2012 (unaudited) and November 26, 2011 and for the periods ended August 25, 2012 (unaudited) and August 27, 2011 (unaudited)

	Condensed Consolidated Statements of Income and Retained Earnings	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29

3.	Quantitative and Qualitative Disclosures About Market Risk	48

4.	Controls and Procedures	48

PART II - OTHER INFORMATION

1.	Legal Proceedings	50

1A.	Risk Factors	50

2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

3.	Defaults Upon Senior Securities	50

6.	Exhibits	51

2 of 52

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE PERIODS ENDED AUGUST 25, 2012 AND AUGUST 27, 2011 – UNAUDITED
(In thousands except per share data)

	Quarter Ended		Nine Months Ended

	August 25, 2012	August 27, 2011	August 25, 2012	August 27, 2011
Net sales	$64,438	$59,417	$192,860	$189,942
Cost of sales	30,620	30,166	91,710	95,646
Gross profit	33,818	29,251	101,150	94,296

Selling, general and administrative expenses excluding bad debt and notes receivable valuation charges	32,891	29,267	97,099	90,653
Bad debt and notes receivable valuation charges	161	90	416	13,116
Licensee debt cancellation charges	-	-	-	6,447
Restructuring and asset impairment charges	-	123	711	2,082
Lease exit costs	-	-	359	3,728
Income (loss) from operations	766	(229)	2,565	(21,730)

Gain on sale of affiliate	-	-	-	85,542
Income from Continued Dumping & Subsidy Offset Act	-	-	9,010	-
Other income (loss), net	(315)	304	(2,239)	(5,470)
Income before income taxes	451	75	9,336	58,342

Income tax benefit (expense)	1,920	342	481	(3,633)
Net income	$2,371	$417	$9,817	$54,709

Retained earnings-beginning of period	102,417	102,403	96,331	48,459
Purchase and retirement of common stock	(2,282)	(544)	(2,515)	(544)
Cash dividends	(545)	(346)	(1,672)	(694)
Retained earnings-end of period	$101,961	$101,930	$101,961	$101,930

Basic earnings per share	$0.22	$0.04	$0.89	$4.76

Diluted earnings per share	$0.21	$0.04	$0.88	$4.72

Dividends per share	$0.05	$0.03	$0.15	$0.06

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 52

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AUGUST 25, 2012 AND NOVEMBER 26, 2011
(In thousands)

Assets	(Unaudited) August 25, 2012	November 26, 2011
Current assets
Cash and cash equivalents	$57,967	$69,601
Accounts receivable, net	14,468	14,756
Marketable securities	3,206	2,939
Inventories	54,544	45,129
Other current assets	7,614	7,778
Total current assets	137,799	140,203

Property and equipment
Cost	148,608	143,824
Less accumulated depreciation	93,177	93,878
Property and equipment, net	55,431	49,946

Investments	-	806
Retail real estate	12,872	16,257
Notes receivable, net	1,703	1,802
Other	13,934	14,160
Total long-term assets	28,509	33,025
Total assets	$221,739	$223,174

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,170	$18,821
Accrued compensation and benefits	6,692	7,201
Customer deposits	11,072	9,238
Dividends payable	545	6,063
Other accrued liabilities	11,938	10,302
Current portion of real estate notes payable	212	202
Total current liabilities	49,629	51,827

Long-term liabilities
Post employment benefit obligations	10,919	11,226
Real estate notes payable	3,502	3,662
Other long-term liabilities	2,293	4,024
Total long-term liabilities	16,714	18,912

Stockholders’ equity
Common stock	54,411	56,712
Retained earnings	101,961	96,331
Accumulated other comprehensive loss	(976)	(608)
Total stockholders' equity	155,396	152,435
Total liabilities and stockholders’ equity	$221,739	$223,174

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 52

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED AUGUST 25, 2012 AND AUGUST 27, 2011 – UNAUDITED
(In thousands)

	NineMonths Ended
	August 25, 2012	August 27, 2011
Operating activities:
Net income	$9,817	$54,709
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,931	4,150
Equity in undistributed income of investments and unconsolidated affiliated companies	(157)	(1,782)
Provision for restructuring and asset impairment charges	711	2,082
Non-cash portion of lease exit costs	359	2,228
Licensee debt cancelation charges	-	6,447
Provision for lease and loan guarantees	197	1,315
Bad debt and notes receivable valuation charges	416	13,116
Gain on mortgage settlements	-	(1,305)
Gain on sale of affilate	-	(85,542)
Other than temporary impairment on investments	806	-
Impairment and lease exit charges on retail real estate	-	4,790
Deferred income taxes	(658)	(111)
Other, net	1,042	343
Changes in operating assets and liabilities
Accounts receivable	(316)	746
Inventories	(8,948)	1,091
Other current assets	(1,122)	248
Accounts payable and accrued liabilities	853	(14,859)
Net cash provided by (used in) operating activities	6,931	(12,334)

Investing activities:
Purchases of property and equipment	(6,858)	(2,459)
Proceeds from sales of property and equipment	17	189
Proceeds from sale of affiliate	1,410	69,152
Release of collateral restrictions on cash equivalents	-	11,240
Proceeds from sales of investments	1,186	2,925
Purchases of investments	(1,303)	(2,925)
Dividends from affiliate	-	3,756
Equity contribution to affiliate	-	(980)
Acquisition of retail licensee store	(485)	-
Other, net	84	127
Net cash provided by (used in) investing activities	(5,949)	81,025

Financing activities:
Repayments of real estate notes payable	(149)	(6,375)
Issuance of common stock	295	136
Repurchases of common stock	(5,572)	(2,084)
Cash dividends	(7,190)	(348)
Payments on other notes	-	(2,202)
Net cash used in financing activities	(12,616)	(10,873)
Change in cash and cash equivalents	(11,634)	57,818
Cash and cash equivalents - beginning of period	69,601	11,071
Cash and cash equivalents - end of period	$57,967	$68,889

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
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

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and nine months ended August 25, 2012 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 26, 2011.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Due to the losses incurred prior to fiscal 2011, we were in a cumulative loss position for the preceding three years which is considered significant negative evidence as to whether our deferred tax assets will be realized.  While our long-term financial outlook remains positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence.  As a result, we recorded a valuation allowance on certain of the deferred tax assets.  In fiscal 2011, due to the gain recognized on the sale of our interest in International Home Furnishings Center, Inc. (“IHFC”)(see Note 16), we were able to utilize net operating loss carry forwards and credits to significantly offset the taxable gain, resulting in a significant reduction of the valuation allowance. However, as the gain on the sale of IHFC does not represent a source of recurring future taxable income, we continued to carry a valuation allowance against substantially all of our deferred tax assets as of November 26, 2011. The effective tax rate for the quarter ended August 25, 2012 differs from the blended statutory rate of approximately 38% due to the impact of releasing a portion of the valuation allowance against our net deferred tax assets. The reduction in the valuation allowance was primarily due to favorable provision-to-return adjustments related to our 2011 Federal income tax return. These adjustments were related to changes in estimates for temporary differences which created additional tax benefit due to the resulting decline in our deferred tax asset balance and a corresponding decline in the valuation allowance. In addition, we also corrected an immaterial error in the current quarter to reduce our valuation allowance for certain deferred tax assets which we will be able to utilize during fiscal 2012 or 2013. We also released a portion of our reserve for uncertain tax positions due to the expiration of the statute of limitations which resulted in an additional benefit. The favorable impact of reducing our valuation allowance was partially offset by the accrual of penalties and interest associated with certain unrecognized tax benefits. For the nine months ended August 25, 2012, the effective rate differs from the blended statutory rate due to the release of a portion of the valuation allowance against our deferred taxes and the release of a portion of our reserve for uncertain tax benefits as noted above, as well as the recognition of a tax benefit for a reduction of tax effects on our other comprehensive income. For the three and nine months ended August 27, 2011, our effective tax rates differed significantly from the blended statutory rate of 38% primarily due to the reversal of the valuation allowance on certain deferred tax assets due to the utilization of net operating loss carryforwards and credits to significantly offset the taxable gain on the sale of IHFC.

6 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

3. Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer.

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. SAB 104 further asserts that if collectability of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received.  When circumstances indicate that all four criteria will not be met for a particular dealer, we will account for revenue from that dealer on a cost recovery basis, deferring the recognition of revenue and cost of sales until such time as payment is received for a shipment of goods to the dealer. Currently, there are no dealers for whom revenue is being recognized on a cost recovery basis, and there were no reductions of gross accounts receivable related to cost recovery revenue deferrals at August 25, 2012 or November 26, 2011. The following table details the total revenue and cost deferred for each period presented:

The following table details the total revenue and cost deferred for each period presented:

	Quarter Ended		Nine Months Ended
	August 25, 2012	August 27, 2011	August 25, 2012	August 27, 2011
Revenue deferred	$-	$424	$-	$1,678
Cost deferred	-	297	-	1,175

4. Accounts Receivable

Accounts receivable consists of the following:

	August 25, 2012	November 26, 2011
Gross accounts receivable	$16,711	$16,848
Allowance for doubtful accounts	(2,243)	(2,092)
Accounts receivable, net	$14,468	$14,756

At August 25, 2012 and November 26, 2011, approximately 69% and 67%, respectively, of gross accounts receivable, and approximately 88% and 79%, respectively, of the allowance for doubtful accounts were attributable to amounts owed to us by our licensees. Our remaining receivables are due from national account customers and traditional distribution channel customers.

7 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

Activity in the allowance for doubtful accounts was as follows:

2012

Balance at November 26, 2011	$2,092
Additions charged to expense	417
Write-offs and other deductions	(266)
Balance at August 25, 2012	$2,243

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

Inventories were comprised of the following:

	August 25, 2012	November 26, 2011
Wholesale finished goods	$31,261	$26,873
Work in process	328	222
Raw materials and supplies	8,149	5,660
Retail merchandise	23,361	20,504
Total inventories on first-in, first-out method	63,099	53,259
LIFO adjustment	(7,449)	(6,955)
Reserve for excess and obsolete inventory	(1,106)	(1,175)
	$54,544	$45,129

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

8 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 26, 2011	$987	$188	$1,175
Additions charged to expense	866	251	1,117
Write-offs	(1,011)	(175)	(1,186)
Balance at August 25, 2012	$842	$264	$1,106

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2012 and do not anticipate that our methodology is likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

6. Notes Receivable

Our notes receivable consist of the following:

	August 25, 2012	November 26, 2011
Notes receivable	$5,917	$6,017
Allowance for doubtful accounts and discounts on notes receivable	(4,139)	(4,140)
Notes receivable, net	1,778	1,877
Less: current portion of notes receivable	(75)	(75)
Long term notes receivable	$1,703	$1,802

Our notes receivable, which bear interest at rates ranging from 2% to 6%, consist primarily of amounts due from our licensees from loans made by the Company to help licensees fund their operations.  Approximately 44% of our notes receivable represent conversions of past due accounts receivable at August 25, 2012 and November 26, 2011.  We have discontinued these conversions and have no plans to resume this practice. At the inception of the note receivable, we determined whether the note carried a market rate of interest. A discount on the note was recorded if we determined that the note carried an interest rate below the market rate.  Interest income on the notes is recognized on a cash basis and is not material.

The initial carrying value of the notes receivable was determined using present value techniques which consider the fair market rate of interest based on the licensee’s risk profile and estimated cash flows to be received. The estimated fair value of our notes receivable portfolio was $1,778 at August 25, 2012 and $1,877 at November 26, 2011.  The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures.  See Note 14.

9 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

Substantially all of our notes receivable comprise a single portfolio of financing receivables from current and former licensees. These notes receivable are evaluated in three classes – those due from current licensees, those due from former licensees which are secured by real estate, and those due from former licensees which are unsecured. On a quarterly basis, we examine these notes receivable for evidence of impairment. With respect to current licensees, we consider factors such as licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee, licensee sales and any underlying collateral.  Our evaluation of former licensees is primarily based upon payment history and an evaluation of the underlying collateral. After considering these factors, should we believe that all or a portion of the expected cash flows attributable to the note receivable will not be received, we record an impairment charge on the note by estimating future cash flows and discounting them at the effective interest rate.  Any difference between the estimated discounted cash flows and the carrying value of the note is recorded as an increase to the allowance for doubtful accounts.  Notes receivable are charged off if they are deemed to be uncollectible with no recoverable collateral value. Each note within a class is evaluated individually using the criteria described above as applicable to its respective class.

These notes receivable, as well as our accounts receivable, are generally secured by the filing of security statements in accordance with the Uniform Commercial Code and/or real estate owned by the maker of the note and in some cases, personal guarantees by our licensees.

Our investment in notes receivable and related allowances, disaggregated by class, are as follows at August 25, 2012:

	Gross Notes Receivable	Allowance for Doubtful Accounts and Discounts	Notes Receivable Net

Due from current licensees	$1,529	$(1,529)	$-
Due from former licencees:
Secured by real estate	2,657	(975)	1,682
Unsecured	1,635	(1,635)	-
Other notes	96	-	96

Balance at August 25, 2012	$5,917	$(4,139)	$1,778

The notes receivable shown above by class include impaired notes and related allowances as of August 25, 2012 as follows:

	Gross Notes Receivable	Allowance for Doubtful Accounts and Discounts	Notes Receivable Net

Due from current licensees	$1,529	$(1,529)	$-
Due from former licencees:
Secured by real estate	1,558	(975)	583
Unsecured	1,635	(1,635)	-

Balance at August 25, 2012	$4,722	$(4,139)	$583

10 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

The average recorded investment in the impaired notes by class for the nine months ended August 25, 2012 was as follows:

Due from current licensees	$-
Due from former licencess:
Secured by real estate	583
Unsecured	-
Total average recorded investment in impaired loans	$583

The aging of our investment in notes receivable by class, based on scheduled principal due dates, is as follows at August 25, 2012:

	Current	30-90 Days Past Due	Over 90 Days Past Due (1)	Total

Due from current licensees	$1,137	$86	$306	$1,529
Due from former licencees:
Secured by real estate	947	29	1,681	2,657
Unsecured	-	-	1,635	1,635
Other notes	96	-	-	96

Balance at August 25, 2012	$2,180	$115	$3,622	$5,917

(1) Balance over 90 days past due represents notes in default.

The change in our allowance for doubtful accounts and discounts for the nine months ended August 25, 2012 (disaggregated by class) was as follows:

		2012 Activity by Class
		Due from Former Licensees
	Due from Current Licensees	Secured by Real Estate	Unsecured	Other Notes	Total

Balance, November 26, 2011	$1,529	$975	$1,636	$-	$4,140
Recovery credited to expense	-	-	(1)	-	(1)
Write-offs and other deductions	-	-	-	-	-
Amortization of discounts	-	-	-	-	-
Balance, August 25, 2012	$1,529	$975	$1,635	$-	$4,139

We have ceased amortization of discounts as the notes to which they relate are on non-accrual status.

11 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

7.    Unconsolidated Affiliated Companies

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers.  We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business.  In addition, Zenith provides home delivery services for several of our Company-owned retail stores.  Our investment in Zenith was $6,294 and $6,137 at August 25, 2012 and November 26, 2011, respectively. We recorded the following income from Zenith in other income (loss), net in our condensed consolidated statements of income and retained earnings:

	Quarter Ended		Nine Months Ended
	August 25, 2012	August 27, 2011	August 25, 2012	August 27, 2011
Income	$23	$(139)	$157	$(48)
Dividends received	-	-	-	-

Prior to May 2, 2011, we owned a 46.9% interest in International Home Furnishings Center, Inc (“IHFC”). On May 2, 2011, we sold our entire interest in IHFC, resulting in a one-time gain of $85,542 which was recognized during the second quarter of fiscal 2011 (see Note 16). IHFC owned and leased out floor space in a showroom facility in High Point, North Carolina. Prior to the sale of our investment in IHFC, we accounted for the investment using the equity method since we did not maintain operating control of IHFC.  We recorded income and received dividends from IHFC as follows:

	Quarter Ended		Nine Months Ended
	August 25, 2012	August 27, 2011	August 25, 2012	August 27, 2011
Income	$-	$-	$-	$1,832
Dividends received	-	-	-	3,756

The income is included in other income (loss), net in our condensed consolidated statements of income and retained earnings.

Summarized unaudited income statement information for IHFC for its first five months of fiscal 2011 up to the sale of our interest was as follows:

Revenue	$15,875
Operating income	9,876
Net income	3,908

In connection with the sale of IHFC, we acquired a minority equity stake in the buyer, International Market Centers, L.P. (“IMC”), in exchange for $1,000. IMC is majority owned by funds managed by Bain Capital Partners and a subsidiary of certain investment funds managed by Oaktree Capital Management, L.P. Our investment in IMC is accounted for using the cost method as we do not have significant influence over IMC.

8.    Real Estate Notes Payable and Bank Credit Facility

Real Estate Notes Payable

The real estate notes payable are summarized as follows:

	August 25, 2012	November 26, 2011
Real estate notes payable	$3,714	$3,864
Less:
Current portion of real estate notes payable	(212)	(202)
	$3,502	$3,662

12 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

Certain of our retail real estate properties have been financed through commercial mortgages with interest rates of 6.73%. These mortgages are collateralized by the respective properties with net book values totaling approximately $6,431 and $6,558 at August 25, 2012 and November 26, 2011, respectively. The portion of these mortgages due within one year, $212 and $202 as of August 25, 2012 and November 26, 2011, respectively, has been presented as current portion of real estate notes payable in the accompanying condensed consolidated balance sheets. The long-term portion, $3,502 and $3,662 as of August 25, 2012 and November 26, 2011, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets.  During the nine months ended August 27, 2011, we entered into Discounted Payoff Agreements (“DPOs”) with the lenders on three mortgages which were subsequently paid off during fiscal 2011. Under the terms of these DPOs, the remaining balance owed was reduced, resulting in a $1,305 gain on the settlement of these mortgages, of which $869 was recognized during the quarter ended August 27, 2011.  This gain is included in other income (loss), net, in our condensed consolidated statement of income and retained earnings for the three and nine months ended August 27, 2011.

The fair value of these mortgages was $3,720 and $3,804 at August 25, 2012 and November 26, 2011, respectively.  In determining the fair value, we utilized current market interest rates for similar instruments.  The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

Bank Credit Facility

On December 9, 2011, we entered into a new credit agreement with our bank which extends a $3,000 line of credit which is used primarily to back our outstanding letters of credit. This credit facility contains covenants requiring us to maintain certain key financial ratios, however, there is no requirement to pledge assets as collateral. We were in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future.

At August 25, 2012 and November 26, 2011, we had $1,966 and $2,318, respectively, outstanding under standby letters of credit, leaving availability under the line of $1,034 and $682, respectively.

See Note 19 – Subsequent Events, regarding a commitment by our bank to increase our line of credit.

9. Comprehensive Income

The following table provides a summary of total comprehensive income:

	Quarter Ended		Nine Months Ended
	August 25, 2012	August 27, 2011	August 25, 2012	August 27, 2011
Net income	$2,371	$417	$9,817	$54,709

Other comprehensive income (loss):
Net change in unrealized holding gains and losses	42	(2)	119	(27)
Amortization associated with SERP Plan	8	6	24	19
Changes in related deferred tax effects (see Note 2)	-	-	(511)	-

Total comprehensive income	$2,421	$421	$9,449	$54,701

13 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

The following table provides a summary of the changes in accumulated other comprehensive income (loss):

Balance at November 26, 2011	$(608)
Net change in unrealized holding gains and losses	119
Amortization associated with SERP Plan	24
Changes in related deferred tax effects (see Note 2)	(511)

Balance at August 25, 2012	$(976)

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

During the three and nine months ended August 25, 2012, we acquired one store located in Knoxville, Tennessee because our licensee desired to exit that market. The acquisition price for the Knoxville store was $673, funded through the exchange of $485 in cash and $188 in existing accounts receivable for the net assets acquired from the licensee plus recognized goodwill.

During the three and nine months ended August 27, 2011, we acquired two and six retail stores, respectively: two operated by a licensee with one store in Kentucky and another in Ohio; three operated by a licensee in Virginia; and one operated by a licensee in Nevada. These stores were acquired pursuant to a strict foreclosure and settlement agreement on the underlying assets subject to the terms of our security agreement with the licensee.  These acquisitions were funded through the exchange of existing accounts receivable for the net assets acquired from the licensee.

These acquisitions were accounted for in accordance with ASC Topic 805, Business Combinations.  The following table summarizes the net assets acquired and consideration given in the store acquisitions:

	Quarter Ended		Nine Months Ended
	August 25, 2012	August 27, 2011	August 25, 2012	August 27, 2011
Net assets acquired:
Inventory	$467	$837	$467	$2,566
Property and equipment/other	35	152	35	719
Goodwill	375	-	375	-
Customer deposits and other accrued expenses	(204)	(682)	(204)	(2,156)

Total net assets acquired	$673	$307	$673	$1,129

Consideration given:
Accounts receivable	$188	$307	$188	$1,129
Cash	485	-	485	-

Total consideration	$673	$307	$673	$1,129

14 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

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

	Quarter Ended		Nine Months Ended
	August 25, 2012	August 27,2011	August 25, 2012	August 27, 2011
Net sales	$237	$2,551	$237	$6,321
Operating loss	(34)	(418)	(34)	(318)

In connection with the Knoxville store acquisition, we recognized $375 of goodwill, primarily associated with the strength of the local market and the general health of the store at the time of acquisition.  The carrying value of our goodwill, which is not deductible for tax purposes, is included in other long-term assets in the accompanying condensed consolidated balance sheets, by reporting unit, is as follows:

	Wholesale	Retail	Total

Balance as of November 26, 2011	$276	$159	$435
Goodwill from store acquisition	236	139	375

Balance as of August 25, 2012	$512	$298	$810

11. Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

In 2009 our former vendor, Colonial Trading, Inc. (“Colonial”) filed a lawsuit against us alleging, among other things, breach of contract by the Company after we cancelled orders for cribs following product recalls.  We filed counterclaims for breach of contract and warranty.  On August 1, 2012, a jury returned a verdict in favor of Colonial in the amount of $1,354.  Colonial has filed motions to treble the damages and collect its attorney’s fees.  Currently, arguments on these motions are before the court and no judgment has been entered.  We will assess our alternatives upon the entry of a judgment, including whether to appeal.  We currently have reserves to cover substantially all of the jury verdict amount.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores.  We had obligations of $74,911 and $73,249 at August 25, 2012 and November 26, 2011, respectively, for future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year.

15 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

We also have guaranteed certain lease obligations of licensee operators.  Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,214 and $2,515 at August 25, 2012 and November 26, 2011, respectively.

We have also guaranteed loans to certain of our licensees to finance initial inventory packages and other operating requirements for those stores. These loans generally have three year terms.  The total contingent liabilities with respect to these loan guarantees as of August 25, 2012 and November 26, 2011 were $27 and $186, respectively.

In the event of default by an independent dealer under the guaranteed lease or loan, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease and loan guarantees (an estimate of the cost to the Company to perform on these guarantees) at August 25, 2012 and November 26, 2011 was $602 and $508, respectively, and is recorded in other accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

12.  Post-Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives.  The liability for this plan was $9,154 and $9,326 as of August 25, 2012 and November 26, 2011, respectively, and is recorded as follows in the condensed consolidated balance sheets:

Components of net periodic pension costs are as follows:

	August 25, 2012	November 26, 2011
Other accrued liabilities	$866	$866
Post employment benefit obligations	8,288	8,460

Total pension liability	$9,154	$9,326

Components of net periodic pension costs are as follows:

	Quarter Ended		Nine Months Ended
	August 25, 2012	August 27, 2011	August 25, 2012	August 27, 2011
Service cost	$14	$12	$41	$36
Interest cost	94	105	282	315
Amortization of transition obligation	11	11	32	33
Amortization of actuarial loss	3	-	8	-

Net periodic pension cost	$122	$128	$363	$384

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $78 and $83 for the quarters ended August 25, 2012 and August 27, 2011 respectively, and $234 and $249 for the nine months ended August 25, 2012 and August 27, 2011 respectively.  Our liability under this plan was $2,631 and $2,818 as of August 25, 2012 and November 26, 2011, respectively, and is reflected in post employment benefit obligations.

16 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

13. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended August 25, 2012:

Basic earnings per share	$2,371	10,945,784	$0.22
Add effect of dilutive securities:
Options and restricted shares	-	123,835	(0.01)
Diluted earnings per share	$2,371	11,069,619	$0.21

For the quarter ended August 27, 2011:

Basic earnings per share	$417	11,454,409	$0.04
Add effect of dilutive securities:
Options and restricted shares	-	124,849
Diluted earnings per share	$417	11,579,258	$0.04

For the nine months ended August 25, 2012:

Basic earnings per share	$9,817	11,074,265	$0.89
Add effect of dilutive securities:
Options and restricted shares	-	97,727	(0.01)
Diluted earnings per share	$9,817	11,171,992	$0.88

For the nine months ended August 27, 2011:

Basic earnings per share	$54,709	11,492,497	$4.76
Add effect of dilutive securities:
Options and restricted shares	-	87,826	(0.04)
Diluted earnings per share	$54,709	11,580,323	$4.72

For the three months ended August 25, 2012 and August 27, 2011, options to purchase 472,500 and 928,514 shares of common stock, respectively, were excluded from the computation as their effect was anti-dilutive.

For the nine months ended August 25, 2012 and August 27, 2011, options to purchase 713,500 and 928,514 shares of common stock, respectively, were excluded from the computation as their effect was anti-dilutive.

17 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

14. Financial Instruments and Fair Value Measurements

Our financial instruments include cash and cash equivalents, accounts receivable, notes receivable, investment securities, cost and equity method investments, accounts payable, loan and lease guarantees, and long-term debt. Because of their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values. Our cost and equity method investments generally involve entities for which it is not practical to determine fair values.

We classify our marketable securities, which are reported at fair value, as available-for-sale. Unrealized holding gains and losses, net of the related income tax effect, if any, on available-for-sale securities are excluded from income and are reported as other comprehensive income in stockholders’ equity. Realized gains and losses from securities classified as available-for-sale are included in income.  We measure the fair value of our marketable securities based on quoted prices for identical securities in active markets in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.  As of August 25, 2012, available-for-sale securities consisted of the following:

	Cost	Gross Unrealized		Market
	Basis	Gains	Losses	Value

Bond mutual fund shares	$1,249	$273	$-	$1,522
Government agency obligations	1,059	34	-	1,093
US Treasury obligations	573	18	-	591
	$2,881	$325	$-	$3,206

As of November 26, 2011, available-for-sale securities consisted of the following:

	Cost	Gross Unrealized		Market
	Basis	Gains	Losses	Value

Bond mutual fund shares	$1,175	$149	$(4)	$1,320
Government agency obligations	908	38	-	946
US Treasury obligations	648	26	(1)	673
	$2,731	$213	$(5)	$2,939

The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income.  Realized earnings were $21 and $33 for the three months ended August 25, 2012 and August 27, 2011, respectively, and $116 and $137 for the nine months ended August 25, 2012 and August 27, 2011, respectively.  Realized earnings for the nine months ended August 25, 2012 and August 27, 2011 include $33 and $28, respectively, of gains previously recorded in other comprehensive income. These amounts are recorded in other income (loss), net in our condensed consolidated statements of income and retained earnings.  Future maturities of the $1,684 in fixed income securities at August 25, 2012 are as follows:

Less than 5 years	$-
5-10 years	561
11-20 years	29
Over 20 years	1,094

$1,684

18 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

In accordance with ASC Topic 320, Investments – Debt and Equity Securities, we review our marketable securities to determine whether a decline in fair value of a security below the cost basis is other than temporary.   Should the decline be considered other than temporary, we write down the cost basis of the security and include the loss in current earnings as opposed to an unrealized holding loss.  No losses for other than temporary impairments in our marketable securities portfolio were recognized during the three and nine months ended August 25, 2012 or August 27, 2011.

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

Our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”) has been valued at fair value primarily based on the net asset values which are determined by the fund manager, less a discount for illiquidity.  Due to significant declines in net asset values during the first quarter of 2012, the highly illiquid nature of the investment, and the high degree of uncertainty regarding our ability to recover our investment in the foreseeable future, we have fully impaired the carrying amount of this investment resulting in a charge of $806 during the nine months ended August 25, 2012, which is included in other loss, net, in the condensed consolidated statements of income and retained earnings.

The fair values of our marketable securities based on the level of inputs are summarized below:

	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities	$3,206	$-	$-	$3,206
Total Assets	$3,206	$-	$-	$3,206

The changes to the assets measured at fair value on a recurring basis which use Level 3 or significant unobservable inputs for the nine months ended August 25, 2012 were as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Inputs)

Investment in Fortress

Balance at November 26, 2011	$806

Total losses included in earnings related to change in underlying net assets	(806)
Balance August 25, 2012	$-

19 of 52

The carrying values and approximate fair values of certain financial instruments were as follows:

	August 25, 2012		November 26, 2011
	Carrying value	Fair value	Carrying value	Fair value
Assets:
Cash and cash equivalents	$57,967	$57,967	$69,601	$69,601
Accounts receivable, net	14,468	14,468	14,756	14,756
Notes receivable, net	1,778	1,778	1,877	1,877
Investments	3,206	3,206	3,745	3,745

Liabilities:
Accounts payable	$19,170	19,170	$18,821	$18,821
Real estate notes payable	3,714	3,720	3,864	3,804
Lease/loan guarantee reserves	602	602	508	508

20 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
(Dollars in thousands except share and per share data)
15. Restructuring, Asset Impairment, and Other Charges

During the three and nine months ended August 25, 2012 and August 27, 2011, we incurred the following charges included in income (loss) from operations:

	Quarter Ended		Nine Months Ended
	August 25, 2012	August 27, 2011	August 25, 2012	August 27, 2011

Licensee debt cancellation charges	$-	$-	$-	$6,447

Restructuring and asset impairment charges:
Write-downs and demolition costs related to idle manufacturing facilities	$-	$123	$588	$1,116
Asset write-downs related to Company-owned retail store closures	-	-	123	966

Total restructuring and asset impairment charges	$-	$123	$711	$2,082

Lease exit costs:
Lease exit costs related to Company-owned retail store closures	$-	$-	$228	$1,221
Charge for modification of existing Company-owned retail store lease	-	-	-	1,500
Changes in estimates related to previously closed Company-owned retail stores	-	-	131	1,007

Total lease exit costs	$-	$-	$359	$3,728

Total charges related to debt cancellation, restructuring, asset impairment, and lease exit costs included in income (loss) from operations	$-	$123	$1,070	$12,257

Licensee Debt Cancellation Charges

During the nine months ended August 27, 2011, we gained significant liquidity as a result of the sale of our investment in IHFC (see Note 16). This liquidity event enabled us to become more opportunistic in managing our relationships with our licensees and therefore accelerate certain licensees’ ability to rebuild their businesses after several years of extremely difficult industry conditions. As such, during the nine months ended August 27, 2011, we cancelled certain debts of what we consider to be key licensees in select markets.  While the debts cancelled were considered to be collectible over time, we believe that, rather than requiring repayment of these obligations, we will realize a greater long-term benefit by the cancellation of these debts. In exchange for relieving the debts of these licensees and thus strengthening their respective financial positions, we believe these licensees will be in a much better position to reinvest in all aspects of their store operations (new product offerings, personnel, advertising, building appeal, etc.) which will ultimately lead to increased sales and profitability of the Bassett brand. As a result of this debt cancellation, we incurred a charge for the nine months ended August 27, 2011 of $6,447.

21 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

Restructuring and Asset Impairment Charges

During the nine months ended August 25, 2012, we incurred costs of $203 associated with the demolition of a previously closed manufacturing facility in Bassett, Virginia; non-cash charges of $385 associated with the write-down of a previously closed manufacturing facility in Mt. Airy, North Carolina; and $123 associated with the write off of abandoned leasehold improvements following the relocation of a retail store near Richmond, Virginia.

During the three months ended August 27, 2011, we recorded non-cash asset impairment charges of $123 associated with the demolition of a previously closed manufacturing facility in Bassett, Virginia. During the nine months ended August 27, 2011, we recorded non-cash asset impairment charges of $2,082, which included $966 for the write-off of leasehold improvements related to the closure of six retail locations in Albuquerque, New Mexico; Bear, Delaware; Bel Air, Maryland; Carol Stream, Illinois; Frederick, Maryland; and Spanish Fort, Alabama; $566 for the additional write-down of a previously closed manufacturing facility in Mt. Airy, North Carolina; and $550 for the additional write-down of a previously closed manufacturing facility in Bassett, Virginia. The write-downs of the previously closed manufacturing facilities are based on our estimates of their fair values. The inputs into these fair value estimates reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 14.

When analyzing our properties for potential impairment, we consider such qualitative factors as our experience in leasing and/or selling real estate properties as well as specific site and local market characteristics. Upon the closure of a Bassett Home Furnishings store, we generally write off all tenant improvements which are only suitable for use in such a store.

Lease Exit Costs

During the nine months ended August 25, 2012, we incurred non-cash charges of $228 for lease exit costs associated with the relocation of a retail store near Richmond, Virginia, as well as $131 of non-cash charges to reflect reduced estimates of recoverable lease costs at several previously closed retail locations.

During the nine months ended August 27, 2011, we recorded charges of $3,728 for lease exit costs and lease modifications which included: non-cash charges of $1,221 for lease exit costs related to the closure of retail stores in Albuquerque, New Mexico, Bel Air and Frederick, Maryland,  and a previously closed location in Lewisville, Texas; non-cash charges of $1,007 to reflect reduced estimates of recoverable lease costs at four previously closed retail locations; and a charge of $1,500 for a cash payment made for the modification of an existing lease at one of our Company-owned retail store locations.

22 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
(Dollars in thousands except share and per share data)
The following table summarizes the activity related to our accrued lease exit costs:

Balance at November 26, 2011	$4,358

Provisions associated with Company-owned retail store closures	228
Provisions made to adjust previous estimates	210
Payments on unexpired leases	(1,752)
Accretion of interest on obligations	116

Balance at August 25, 2012	$3,160

Current portion included in other accrued liabilities	$1,813
Long-term portion included in other long-term liabilities	1,347
$3,160

16. Non-Operating Income and Expense

Income from the Continued Dumping & Subsidy Offset Act

During the nine months ended August 25, 2012,  the U.S. Customs and Border Protection (“Customs”) made a distribution to us of $9,010 representing our share of the final distribution of duties that have been withheld by Customs under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). We have received annual distributions in past years under the CDSOA as a result of our support of an antidumping petition on imports of wooden bedroom furniture from China, such distributions having been recognized in income during the fourth quarter of each fiscal year when our annual share was determined. Certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the United States Court of International Trade challenging the CDSOA's “support requirement” and seeking to share in the distributions. As a result, Customs held back a portion of those distributions (“the Holdback”) pending resolution of the Non-Supporting Producers' claims. The Court of International Trade dismissed all of the actions of the Non-Supporting Producers, who appealed to the United States Court of Appeals for the Federal Circuit (“the Court of Appeals”). While the Court of Appeals denied the Non-Supporting Producers request for an injunction to block the final distribution of the Holdback and allowed Customs to distribute the funds in April of 2012, the appeal is still pending before the court. Should the Court of Appeals reverse the decisions of the United States Court of International Trade which ordered the release of the final distribution, it is possible that Customs may seek to have us return all or a portion of our share of the distribution.

23 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

Gain on Sale of Affiliate

On May 2, 2011 we sold our 46.9% interest in International Home Furnishings Center, Inc. (“IHFC”) to International Market Centers, L.P. (“IMC”).  Consideration received, the balance of our investment in IHFC at the time of sale, and the resulting gain from the sale are as follows:

Gain on sale of affiliate:
Consideration received:
Cash received at and subsequent to closing (1)	$70,565
Indemnification escrow receivable (2)	4,695
Investment in IMC (3)	1,000

Total consideration received	$76,260

Investment in IHFC:
Distributions in excess of affiliate earnings	9,282

Gain on sale of affiliate	$85,542

(1)
$67,752 received at closing on May 2, 2011; additional consideration of $1,400 recognized as receivable at closing was received during the third quarter of 2011; and $1,413 of tax contingency escrowed at closing was released to us during the first quarter of fiscal 2012.

(2)	$2,348 included in other current assets in the accompanying condensed consolidated balance sheet at August 25, 2012, with the remainder included in other non-current assets.
(3)	Included in other non-current assets in the accompanying condensed consolidated balance sheet at August 25, 2012.

Other Income (Loss), Net

Other income (loss), net, for the three and nine months ended August 25, 2012 and August 27, 2011 consists of the following:

	Quarter Ended		Nine Months Ended
	August 25, 2012	August 27, 2011	August 25, 2012	August 27, 2011

Write down for impairment of Fortress (Note 14)	$-	$-	$(806)	$-
Income (loss) from unconsolidated affiliated companies, net (Note 7)	23	(139)	157	1,784
Interest expense	(72)	(416)	(228)	(824)
Loan and lease guarantee recovery (expense)	23	141	(197)	(1,315)
Retail real estate impairment charges	-	-	-	(3,953)
Lease exit costs	-	-	(74)	(837)
Gain on mortgage settlements (Note 8)	-	869	-	1,305
Other	(289)	(151)	(1,091)	(1,630)

Other income (loss) net	$(315)	$304	$(2,239)	$(5,470)

24 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

Loan and lease guarantee expense consists of adjustments to our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. Income shown above for the three months ended August 25, 2012 and August 27, 2011 represents the net recovery of previous charges when the final settlement of a loan or lease guarantee obligation is less than the estimated amount. Charges shown above for the nine months ended August 25, 2012 and August 27, 2011 are to recognize expense reflecting the additional risk that we may have to assume the underlying obligations with respect to our guarantees, net of any recoveries.

Retail real estate impairment charges for the three and nine months ended August 27, 2011 include non-cash asset impairment charges of $2,106 to write down idle retail locations in Henderson, Nevada and Chesterfield, Virginia to appraised value and $1,847 to write off certain tenant improvements deemed to be unrecoverable.

During the nine months ended August 25, 2012, we incurred $74 of non-cash charges to reflect reduced estimates of recoverable lease costs at one idle retail location. Lease exit costs of $837 for the three and nine months ended August 27, 2011 consist of non-cash charges incurred during the third quarter of 2011 related to lease termination costs at three idle retail locations.

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

25 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
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

In July 2012, the FASB issued ASU No. 2012-02, which updated the guidance in ASC Topic 350, Intangibles – Goodwill and Other. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The amendments, which become effective for us as of the beginning of our 2013 fiscal year, are not expected to have an impact on our financial condition or results of operations.

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

Our investments/real estate segment consists of our investments and retail real estate related to licensee stores. Although this segment does not have operating earnings, income or loss from the segment is included in other income (loss), net, in our condensed consolidated statements of income and retained earnings. Our entire investment in IHFC was sold during the third quarter of 2011. See Note 7 for further discussion of IHFC.

Inter-company net sales elimination represents the elimination of wholesale sales to our Company-owned stores. Inter-company income elimination represents the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the end retail consumer.

26 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Nine Months Ended
	August 25, 2012	August 27, 2011	August 25, 2012	August 27, 2011
Net Sales
Wholesale	$44,805	$41,905	$133,355	$133,626
Retail	41,178	33,609	122,800	108,598
Inter-company elimination	(21,545)	(16,097)	(63,295)	(52,282)
Consolidated	$64,438	$59,417	$192,860	$189,942

Income (loss) from Operations
Wholesale	$1,711	$1,540	$5,575	$(6,504)
Retail	(1,503)	(1,775)	(2,437)	(3,911)
Inter-company elimination	558	129	497	942
Licensee debt cancellation charge	-	-	-	(6,447)
Restructuring and asset impairment charges	-	(123)	(711)	(2,082)
Lease exit costs	-	-	(359)	(3,728)
Consolidated	$766	$(229)	$2,565	$(21,730)

Depreciation and Amortization
Wholesale	$259	$271	$825	$959
Retail	929	832	2,700	2,483
Investments/real estate	128	140	406	708
Consolidated	$1,316	$1,243	$3,931	$4,150

Capital Expenditures
Wholesale	$1,268	$361	$2,303	$493
Retail	1,238	1,134	4,545	1,966
Investments & real estate	-	-	10
Consolidated	$2,506	$1,495	$6,858	$2,459

Identifiable Assets	As of August 25, 2012	As of November 26, 2011
Wholesale	$140,765	$142,361
Retail	64,896	60,811
Investments/real estate	16,078	20,002
Consolidated	$221,739	$223,174

27 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

Note 19. Subsequent Events

Expansion of Credit Facility

Subsequent to August 25, 2012, we received a commitment from our bank to expand our credit line to $15,000.  This new line will be secured by our accounts receivable and inventory. The new facility will contain certain covenants requiring us to maintain certain key financial ratios. We expect this facility will be in place prior to the end of fiscal 2012.

Special Dividend

On August 29, 2012, our Board of Directors declared a special dividend of $1.25 per share payable on October 26, 2012 to shareholders of record on October 12, 2012. Based on our number of shares issued and outstanding as of August 25, 2012, the total amount of the dividend will be approximately $13,600.

28 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
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

With 86 BHF stores at August 25, 2012, we have leveraged our strong brand name in furniture into a network of corporate and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 750 upholstery fabrics, free in-home design visits, and coordinated decorating accessories.  We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor. We continue to strengthen the sales and design talent within our Company-owned retail stores.  During 2011, our Design Consultants completed extensive Design Certification training coursework. This coursework has strengthened their skills related to our house call and design business, and is intended to increase business with our most valuable customers.

In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.  In September of 2011, we announced the formation of a strategic partnership with HGTV, a division of Scripps Networks, LLC. This strategic alliance will combine our 110 year heritage in the furniture industry with the penetration of 99 million households in the United States that HGTV enjoys today.  The in-store design centers in our Bassett Home Furnishings network have been co-branded with HGTV to more forcefully market the concept of a “home makeover”, an important point of differentiation for our stores that also mirrors much of the programming content on the HGTV network.  During the fourth quarter of fiscal 2012, new HGTV Home branded furniture will begin arriving on independent retailers’ floors.

Our store network included 51 Company-owned and operated stores and 35 licensee-owned stores at August 25, 2012. During the nine months ended August 25, 2012, we opened two new stores, one in Torrance, California in the Los Angeles market and one in Paramus, New Jersey in the New York City market; and we acquired one store from a licensee in Knoxville, Tennessee. We also relocated a store within the Richmond, Virginia market, closing the previous location in Glen Allen, Virginia and opening the new location in Short Pump, Virginia.  One additional store located in Austin, Texas was closed during the second quarter of 2012.

29 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

The following table summarizes the changes in store count during the nine months ended August 25, 2012:

	November 26, 2011	Openings	Closed	Transfers	August 25, 2012
Licensee-owned stores	39	-	(3)	(1)	35
Company-owned stores	49	3	(2)	1	51

Total	88	3	(5)	-	86

Our wholesale operations include an upholstery complex in Newton, North Carolina that produces a wide range of upholstered furniture.  We believe that we are an industry leader with our quick-ship custom upholstery offerings.  We also operate a custom dining manufacturing facility in Martinsville, Virginia.  Most of our wood furniture and certain upholstery offerings are sourced from several foreign plants, primarily in Vietnam, Indonesia, and China. We define imported product as fully finished product that is sourced internationally. For the first nine months of 2012, approximately 50% of our wholesale sales were of imported product compared to 53% for the first nine months of 2011.

Overall conditions for our industry and our Company have been difficult over the past several years although we have seen some slight improvement during the last year. Nevertheless, we have continued to face significant economic pressures as new housing starts remain down and consumers continue to be faced with general economic uncertainty fueled by continuing high unemployment and volatile fuel prices.  These conditions have significantly limited the resumption of growth for “big ticket” consumer purchases such as furniture. Consequently, this has put pressure on certain of our dealers’ ability to generate adequate profits to fully pay us for the furniture we have sold to them.  As a result, prior to 2012 we incurred significant bad debt and notes receivable valuation charges.  Beginning during the second half of 2011 and continuing into 2012, this trend improved significantly as we only incurred bad debt charges of $416 for the first nine months of 2012 compared with $13,116 for the first nine months of 2011, reflecting improved credit positions with our current fleet of licensees.  We believe that the current level of bad debt and notes receivable valuation charges for the first three quarters of 2012 is more indicative of the expected trend of future charges. Although management will continue to work closely with our licensees to ensure the success of both the licensee and Bassett, further store closures are possible should any licensees experience severe deteriorations in their credit positions from which we believe they are unlikely to recover.

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

30 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

Results of Operations – Quarter and nine months ended August 25, 2012 compared with quarter and nine months ended August 27, 2011:

Net sales, gross profit, selling, general and administrative (SG&A) expense, and income (loss) from operations were as follows for the periods ended August 25, 2012 and August 27, 2011:

	Quarter Ended				Nine Months Ended
	August 25, 2012		August 27, 2011		August 25, 2012		August 27, 2011

Net sales	$64,438	100.0%	$59,417	100.0%	$192,860	100.0%	$189,942	100.0%
Gross profit	33,818	52.5%	29,251	49.2%	101,150	52.4%	94,296	49.6%
SG&A expenses	32,891	51.0%	29,267	49.3%	97,099	50.3%	90,653	47.7%
Bad debt and notes receivable valuation charges	161	0.3%	90	0.2%	416	0.2%	13,116	6.9%
Licensee debt cancellation charges	-	0.0%	-	0.0%	-	0.0%	6,447	3.4%
Restructuring and asset impairment charges	-	0.0%	123	0.1%	711	0.4%	2,082	1.0%
Lease exit costs	-	0.0%	-	0.0%	359	0.2%	3,728	2.0%

Income (loss) from operations	$766	1.2%	$(229)	-0.4%	$2,565	1.3%	$(21,730)	-11.4%

On a consolidated basis, we reported net sales for the third quarter of 2012 of $64,438, an increase of $5,021, or 8.5%, from sales levels attained in the third quarter of 2011.  For the first nine months of 2012, we reported net sales of $192,860, an increase of $2,918, or 1.5%, from the first nine months of 2011. Refer to the quarterly and year-to-date analyses of sales for each segment below for a discussion of the factors affecting net sales for each period. Consolidated gross profit margin increased over the prior year by 3.3 points as a percentage of net sales for the three months ended August 25, 2012, primarily attributable to additional retail markup realized as the result of the continued expansion of our Company-owned store network. Year-to-date, our consolidated gross profit margin increased 2.8 points, also attributable to the additional retail markup from our Company-owned store network expansion. Consolidated SG&A expenses increased over the prior year by $3,624 and $6,446 for the three and nine months ended August 25, 2012, respectively, which is likewise primarily attributable to the increased number of Company-owned retail stores as each additional store opening or acquisition results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.  In addition, wholesale SG&A increased due to spending associated with the development of our HGTV Furniture Collection, as well as increased expenses for our furniture market showrooms. Consolidated SG&A expenses as a percentage of net sales increased 1.7 and 2.6 points for the three and nine months ended August 25, 2012, respectively, from the prior year periods. These increases are once again primarily attributable to the increased number of Company-owned retail stores as noted above. Bad debt and notes receivable valuation charges for the three months ended August 25, 2012 increased from the prior year by $71 and for the nine months ended August 25, 2012 decreased by $12,700, reflecting the improved credit positions of our current fleet of licensees. The bad debt and notes receivable valuation charges which we have experienced since the third quarter of 2011 have averaged approximately $180 per quarter.  We believe that this average level of bad debt and notes receivable valuation charges is more indicative of the expected trend of future charges.

Licensee Debt Cancellation Charges

During the second quarter of 2011, we gained significant liquidity as a result of the sale of our investment in IHFC (see “Sale of IHFC” below). This liquidity event enabled us to become more opportunistic in managing our relationships with our licensees and therefore accelerate certain licensees’ ability to rebuild their businesses after several years of extremely difficult industry conditions. As such, during the second quarter of fiscal 2011, we cancelled certain debts of what we consider to be key licensees in select markets.  While the debts cancelled were considered to be collectible over time, we believe that, rather than requiring repayment of these obligations, we will realize a greater long-term benefit by the cancellation of these debts. In exchange for relieving the debts of these licensees and thus strengthening their respective financial positions, we believe these licensees will be in a much better position to reinvest in all aspects of their store operations (new product offerings, personnel, advertising, building appeal, etc.) which will ultimately lead to increased sales and profitability of the Bassett brand. As a result of this debt cancellation, we incurred a charge for the nine months ended August 27, 2011 of $6,447.

31 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

Restructuring and Asset Impairment Charges

During the nine months ended August 25, 2012, we incurred costs of $203 associated with the demolition of a previously closed manufacturing facility in Bassett, Virginia; non-cash charges of $385 associated with the write-down of a previously closed manufacturing facility in Mt. Airy, North Carolina; and $123 associated with the write off of abandoned leasehold improvements following the relocation of a retail store near Richmond, Virginia.

During the three months ended August 27, 2011, we recorded non-cash asset impairment charges of $123 associated with the demolition of a previously closed manufacturing facility in Bassett, Virginia. During the nine months ended August 27, 2011, we recorded non-cash asset impairment charges of $2,082, which included $966 for the write-off of leasehold improvements related to the closure of six retail locations in Albuquerque, New Mexico; Bear, Delaware; Bel Air, Maryland; Carol Stream, Illinois; Frederick, Maryland; and Spanish Fort, Alabama; $566 for the additional write-down of a previously closed manufacturing facility in Mt. Airy, North Carolina; and $550 for the additional write-down of a previously closed manufacturing facility in Bassett, Virginia.

When analyzing our properties for potential impairment, we consider such qualitative factors as our experience in leasing and/or selling real estate properties as well as specific site and local market characteristics. Upon the closure of a Bassett Home Furnishings store, we generally write off all tenant improvements which are only suitable for use in such a store.

Lease Exit Costs

During the nine months ended August 25, 2012, we incurred non-cash charges of $228 for lease exit costs associated with the relocation of a retail store near Richmond, Virginia, as well as $131 of non-cash charges to reflect reduced estimates of recoverable lease costs at several previously closed retail locations.

During the nine months ended August 27, 2011, we recorded charges of $3,728 for lease exit costs and lease modifications which included: non-cash charges of $1,221 for lease exit costs related to the closure of retail stores in Albuquerque, New Mexico, Bel Air and Frederick, Maryland,  and a previously closed location in Lewisville, Texas; non-cash charges of $1,007 to reflect reduced estimates of recoverable lease costs at four previously closed retail locations; and a charge of $1,500 for a cash payment made for the modification of an existing lease at one of our Company-owned retail store locations.

32 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
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

Investments and Real Estate. Our investments and real estate segment consists of our investments in marketable securities, our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”) (which was fully impaired during the first quarter of 2012), equity investments in IHFC (sold during the third quarter of 2011) and Zenith, and retail real estate related to licensee stores. Although this segment does not have operating earnings, income from the segment is included in other income (loss), net, in our condensed consolidated statements of income and retained earnings.

33 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Quarter Ended August 25, 2012
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$44,805	$41,178	$(21,545)	(1)	$64,438
Gross profit	14,197	19,476	145	(2)	33,818
SG&A expense	12,325	20,979	(413)	(3)	32,891
Bad debt and notes receivable valuation charges	161	-	-		161
Income (loss) from operations (4)	$1,711	$(1,503)	$558		$766

	Quarter Ended August 27, 2011
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$41,905	$33,609	$(16,097)	(1)	$59,417
Gross profit	13,382	16,013	(144)	(2)	29,251
SG&A expense	11,752	17,788	(273)	(3)	29,267
Bad debt and notes receivable valuation charges	90	-	-		90
Income (loss) from operations (4)	$1,540	$(1,775)	$129		$(106)

	Nine Months Ended August 25, 2012
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$133,355	$122,800	$(63,295)	(1)	$192,860
Gross profit	42,842	58,922	(614)	(2)	101,150
SG&A expense	36,851	61,359	(1,111)	(3)	97,099
Bad debt and notes receivable valuation charges	416	-	-		416
Income (loss) from operations (4)	$5,575	$(2,437)	$497		$3,635

	Nine Months Ended August 27, 2011
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$133,626	$108,598	$(52,282)	(1)	$189,942
Gross profit	43,049	51,017	230	(2)	94,296
SG&A expense	36,437	54,928	(712)	(3)	90,653
Bad debt and notes receivable valuation charges	13,116	-	-		13,116
Income (loss) from operations (4)	$(6,504)	$(3,911)	$942		$(9,473)

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the change for the period in the elimination of intercompany profit in ending retail inventory.
(3)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.
(4)
Excludes the effects of restructuring and impairment charges, lease exit costs, and, with respect to the 2011 periods, licensee debt cancellation charges. These charges are not allocated to our segments.

34 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
(Dollars in thousands except share and per share data)
The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

Results for the wholesale segment for the three and nine months ended August 25, 2012 and August 27, 2011 are as follows:

	Quarter Ended				Nine Months Ended
	August 25, 2012		August 27, 2011		August 25, 2012		August 27, 2011

Net sales	$44,805	100.0%	$41,905	100.0%	$133,355	100.0%	$133,626	100.0%
Gross profit	14,197	31.7%	13,382	31.9%	42,842	32.1%	43,049	32.2%
SG&A expenses	12,325	27.5%	11,752	28.0%	36,851	27.6%	36,437	27.3%
Bad debt and notes receivable valuation charges	161	0.4%	90	0.2%	416	0.3%	13,116	9.8%

Income (loss) from operations (1)	$1,711	3.8%	$1,540	3.7%	$5,575	4.2%	$(6,504)	-4.9%

(1) Excluding the effects of licensee debt cancellation, restructuring and impairment charges, and lease exit costs. These charges are not allocated to our segments.

Quarterly Analysis of Results - Wholesale

Net sales for the wholesale segment were $44,805 for the third quarter of 2012 as compared to $41,905 for the third quarter of 2011, an increase of 6.9%.  Wholesale shipments increased primarily due to a 9.1% increase in wholesale sales outside the BHF store network and a 4.6% increase in shipments to the network. Gross margins for the wholesale segment were essentially flat at 31.7% for the third quarter of 2012 and 31.9% for the third quarter of 2011. Wholesale SG&A, excluding bad debt and notes receivable valuation charges, increased $573 to $12,325 for the third quarter of 2012 as compared to $11,752 for the third quarter of 2011.  In addition, wholesale SG&A increased approximately $251 due to spending associated with the development of our HGTV Furniture Collection, as well as increased expenses of approximately $334 for our furniture market showrooms. As a percentage of net sales, SG&A decreased 0.5 percentage points to 27.5% for the third quarter of 2012 as compared to 28.0% for the third quarter of 2011 due primarily to greater leverage of fixed costs.  We recorded $161 of bad debt and notes receivable valuation charges for the third quarter of 2012 as compared with $90 for the third quarter of 2011. The bad debt and notes receivable valuation charges which we have experienced since the third quarter of 2011 have averaged approximately $180 per quarter, reflecting the improved credit positions with our current fleet of licensees.  We believe that this average level of bad debt and notes receivable valuation charges is more indicative of the expected trend of future charges.

35 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
(Dollars in thousands except share and per share data)
Year-to-Date Analysis of Results - Wholesale

Net sales for the wholesale segment were $133,355 for the first nine months of 2012 as compared to $133,626 for the first nine months of 2011, a decrease of 0.2%.  Wholesale shipments decreased primarily due to a 2.5% decrease in wholesale sales to the BHF store network partially offset by a 0.3% increase in shipments outside of the network. The decrease in sales to the store network was due to the decline in the total number of BHF stores.  However, the average shipments per store actually increased by 4.8%.  The increase in the wholesale shipments outside the network was primarily due to a 16% increase in the traditional channel partially offset by lower shipments to a significant national account customer.  Gross margins for the wholesale segment were 32.1% for the first nine months of 2012, essentially flat with the gross margin of 32.2% for the first nine months of 2011. Wholesale SG&A, excluding bad debt and notes receivable valuation charges, increased $414 to $36,851 for the first nine months of 2012 as compared to $36,437 for the first nine months of 2011.  Increased spending of approximately $761 associated with the development of our HGTV Furniture Collection, as well as increased expenses of approximately $791 for our furniture market showrooms, were partially offset by cost containment measures in other areas. As a percentage of net sales, SG&A increased 0.3 percentage points to 27.6% for the first nine months of 2012 as compared to 27.3% for the first nine months of 2011.  This increase is primarily due to increased expenses associated with the HGTV Furniture Collection and market events noted above.  We recorded $416 of bad debt and notes receivable valuation charges for the first nine months of 2012 as compared with $13,116 for the first nine months of 2011, which reflects the improved credit positions with our current fleet of licensees. The bad debt and notes receivable valuation charges which we have experienced since the third quarter of 2011 have averaged approximately $180 per quarter.  We believe that this average level of bad debt and notes receivable valuation charges is more indicative of the expected trend of future charges

Wholesale shipments by type:	Quarter Ended				Nine Months Ended
	August 25, 2012		August 27, 2011		August 25, 2012		August 27, 2011

Wood	$18,886	42.2%	$18,139	43.3%	$56,241	42.2%	$58,399	43.7%
Upholstery	25,608	57.2%	23,480	56.0%	75,882	56.9%	74,270	55.6%
Other	311	0.7%	286	0.7%	1,232	0.9%	957	0.7%
Total	$44,805	100.0%	$41,905	100.0%	$133,355	100.0%	$133,626	100.0%

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $12,051 at August 25, 2012 as compared with $8,044 at August 27, 2011.  The increase over the prior year amount is primarily due to an overall increase in business, orders placed by independent retailers for HGTV product, and timing of the receipt of imported product needed to fill certain orders.

36 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

Retail Segment – Company-Owned Retail Stores

Results for the retail segment for the three and nine months ended August 25, 2012 and August 27, 2011 are as follows:

	Quarter Ended				Nine Months Ended
	August 25, 2012		August 27, 2011		August 25, 2012		August 27, 2011

Net sales	$41,178	100.0%	$33,609	100.0%	$122,800	100.0%	$108,598	100.0%
Gross profit	19,476	47.3%	16,013	47.6%	58,922	48.0%	51,017	47.0%
SG&A expenses	20,979	50.9%	17,788	52.9%	61,359	50.0%	54,928	50.6%
Loss from operations (1)	$(1,503)	-3.8%	$(1,775)	-5.3%	$(2,437)	-2.1%	$(3,911)	-3.6%

Results for comparable stores* (43 stores for the quarters ended August 25, 2012 and August 27, 2011; 40 stores for the nine months ended August 25, 2012 and August 27, 2011) are as follows:

	Quarter Ended				Nine Months Ended
	August 25, 2012		August 27, 2011		August 25, 2012		August 27, 2011

Net sales	$35,758	100.0%	$32,544	100.0%	$101,476	100.0%	$94,444	100.0%
Gross profit	16,935	47.4%	15,666	48.1%	49,211	48.5%	45,684	48.4%
SG&A expenses	17,914	50.1%	16,881	51.9%	49,824	49.1%	48,026	50.9%
Loss from operations (1)	$(979)	-2.7%	$(1,215)	-3.7%	$(613)	-0.6%	$(2,342)	-2.4%

* “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended				Nine Months Ended
	August 25, 2012		August 27, 2011		August 25, 2012		August 27, 2011

Net sales	$5,420	100.0%	$1,065	100.0%	$21,324	100.0%	$14,154	100.0%
Gross profit	2,541	46.9%	347	32.6%	9,711	45.5%	5,333	37.7%
SG&A expenses	3,065	56.5%	907	85.2%	11,535	54.1%	6,902	48.8%
Loss from operations (1)	$(524)	-9.8%	$(560)	-52.6%	$(1,824)	-8.6%	$(1,569)	-11.1%

(1) Excluding the effects of restructuring and impairment charges and lease exit costs. These charges are not allocated to our segments.

Quarterly Analysis of Results - Retail

Our Company-owned stores had sales of $41,178 in the third quarter of 2012 as compared to $33,609 in the third quarter of 2011, an increase of 22.5%.  The increase was comprised of a $3,214, or 9.9%, increase in comparable store sales along with a $4,355 increase in non-comparable store sales. Contributing to the improvement in comparable store sales were improved merchandising in our stores and improvements in the quality and training of the design associates who sell our products, as well as a slight general improvement in the retail environment in combination with targeted advertising which produced increased traffic through our stores. While we do not recognize sales until goods are delivered to the customer, our management tracks written sales (the dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 13% for the third quarter of 2012 as compared to the third quarter of 2011.

37 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

Gross margins for the quarter ended August 25, 2012 decreased 0.3 percentage points to 47.3% as compared to the quarter ended August 27, 2011 due primarily to a higher percentage of clearance sales related to significant floor sample resets for new product offerings. Margins for the fiscal third quarter have historically been lower due to our planned timing of new product offerings. SG&A increased $3,191, primarily due to increased store count as each additional store opening or acquisition results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing. On a comparable store basis, SG&A as a percentage of sales decreased 1.8 percentage points to 50.1% for the third quarter of 2012 as compared to the third quarter of 2011 due to increased sales leveraging fixed costs and improved operating efficiencies.  Comparable stores generated an operating loss of $979, or 2.7% of sales, during the third quarter of 2012 as compared to a loss of $1,215, or 3.7% of sales, for the third quarter of 2011. In all other stores, the operating loss was $524 or 9.8% of sales, for the third quarter of 2012, as compared to $560, or 52.6% of sales for the third quarter of 2011.

Year-to-Date Analysis of Results - Retail

Our Company-owned stores had sales of $122,800 in the first nine months of 2012 as compared to $108,598 in the first nine months of 2011, an increase of 13.1%.  The increase was comprised of a $7,032, or 7.4%, increase in comparable store sales, along with a $7,170 increase in non-comparable store sales. Contributing to the improvement in comparable store sales were improved merchandising in our stores and improvements in the quality and training of the design associates who sell our products, as well as a general improvement in the retail environment in combination with targeted advertising which produced increased traffic through our stores. In addition, a significantly milder winter during the first quarter of 2012 as compared to that of 2011 also contributed to increased store traffic. While we do not recognize sales until goods are delivered to the customer, our management tracks written sales (the dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 10.1% for the first nine months of 2012 as compared to the first nine months of 2011.

Gross margins for the nine months ended August 25, 2012 increased 1.0 percentage points to 48% as compared to the nine months ended August 27, 2011 due primarily to the adverse impact of store liquidation sales run during the first nine months of 2011 related to the closure of five retail locations. This increase in margins was also attributable in part to improved pricing strategies and increased sales of higher margin mattresses. SG&A increased $6,431, primarily due to increased store count as each additional store opening or acquisition results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing. On a comparable store basis, SG&A as a percentage of sales decreased 1.8 percentage points to 49.1% for the first nine months of 2012 as compared to the first nine months of 2011 due to increased sales leveraging fixed costs and improved operating efficiencies.  Comparable stores had an operating loss of $613, or 0.6% of sales, during the first nine months of 2012 as compared to a loss of $2,342, or 2.4% of sales, for the first nine months of 2011. In all other stores, the operating loss was $1,824, or 8.6%, of sales, for the first nine months of 2012, as compared to $1,569, or 11.1%, of sales for the first nine months of 2011.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $16,337, or an average of $320 per open store at August 25, 2012 as compared with $11,562, or an average of $251 per open store at August 27, 2011.  The increase over the prior year amount is primarily due to an overall increase in business and timing of the receipt of product from the wholesale division to be used to fill open orders.

38 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

Investment and Real Estate Segment and Other Items Affecting Net Income

Our investments and real estate segment consists of our investments in marketable securities, our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”), equity investments in IHFC (sold during the second quarter of 2011 as more fully discussed under “Liquidity and Capital Resources” below) and Zenith, and retail real estate related to licensee stores.  Although this segment does not have operating earnings, income or loss from the segment is included in other income (loss), net in our condensed consolidated statements of income and retained earnings.

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers.  We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business.  In addition, Zenith provides home delivery services for almost half of our Company-owned retail stores. We believe our partnership with Zenith allows us to focus on our core competencies of manufacturing and marketing home furnishings. Zenith focuses on offering Bassett customers best-of-class service and handling. We consider the expertise that Zenith exhibits in logistics to be a significant competitive advantage for us. In addition, we believe that Zenith is well positioned to take advantage of current growth opportunities for providing logistical services to the furniture industry. Our investment in Zenith was $6,294 at August 25, 2012.

During the nine months ended August 25, 2012,  the U.S. Customs and Border Protection (“Customs”) made a distribution to us of $9,010 representing our share of the final distribution of duties that have been withheld by Customs under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). We have received annual distributions in past years under the CDSOA as a result of our support of an antidumping petition on imports of wooden bedroom furniture from China, such distributions having been recognized in income during the fourth quarter of each fiscal year when our annual share was determined. Certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the United States Court of International Trade challenging the CDSOA's “support requirement” and seeking to share in the distributions. As a result, Customs held back a portion of those distributions (“the Holdback”) pending resolution of the Non-Supporting Producers' claims. The Court of International Trade dismissed all of the actions of the Non-Supporting Producers, who appealed to the United States Court of Appeals for the Federal Circuit (“the Court of Appeals”). While the Court of Appeals denied the Non-Supporting Producers request for an injunction to block the final distribution of the Holdback and allowed Customs to distribute the funds in April of 2012, the appeal is still pending before the court. Should the Court of Appeals reverse the decisions of the United States Court of International Trade which ordered the release of the final distribution, it is possible that Customs may seek to have us return all or a portion of our share of the distribution.

39 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

Other income and expense items are as follows:

	Quarter Ended		Nine Months Ended
	August 25, 2012	August 27, 2011	August 25, 2012	August 27, 2011

Write down for impairment of Fortress	$-		$(806)	$-
Income from unconsolidated affiliated companies, net	23	(139)	157	1,784
Interest expense	(72)	(416)	(228)	(824)
Loan and lease guarantee recoveries (expense)	23	141	(197)	(1,315)
Retail real estate impairment charges	-	-	-	(3,953)
Lease exit costs	-	-	(74)	(837)
Gain on mortgage settlements	-	869	-	1,305
Other	(289)	(151)	(1,091)	(1,630)

Other income (loss) net	$(315)	$304	$(2,239)	$(5,470)

Income (loss) from unconsolidated affiliated companies, net includes income from our investment in Zenith and, during the first nine months of 2011, in IHFC. We recognized income (loss) from IHFC and Zenith as follows:

	Quarter Ended		Nine Months Ended
	August 25, 2012	August 27, 2011	August 25, 2012	August 27, 2011
IHFC	$-	$-	$-	$1,832
Zenith	23	(139)	157	(48)

Our investment in Fortress has been valued at fair value primarily based on the net asset values which are determined by the fund manager, less a discount for illiquidity.  Due to significant declines in net asset values during the first quarter of 2012, the highly illiquid nature of the investment, and the high degree of uncertainty regarding our ability to recover our investment in the foreseeable future, we have fully impaired the carrying amount of this investment resulting in a charge of $806 during the nine months ended August 25, 2012.

Interest expense declined $374 and $596 for the three and nine months ended August 25, 2012, respectively, from the prior year periods, reflecting our use of a portion of the IHFC sale proceeds to reduce debt.

Loan and lease guarantee expense consists of adjustments to our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. During the three and nine months ended August 25, 2012, we recognized recoveries (expense) of $23 and $(197), respectively, to reflect the additional risk that we may have to assume the underlying obligations with respect to our guarantees (recoveries represent the net recovery of previous charges when the final settlement of a loan or lease guarantee obligation is less than the estimated amount), as compared with recoveries (expense) of $141 and $(1,315) for the three and nine months ended August 27, 2011. The reduction of $1,118 from the first nine months of 2011 reflects the improved financial condition of our remaining fleet licensees.

Retail real estate impairment charges for the nine months ended August 27, 2011 include non-cash asset impairment charges of $2,106 to write down idle retail locations in Henderson, Nevada and Chesterfield, Virginia to appraised value and $1,847 to write off certain tenant improvements deemed to be unrecoverable.

During the nine months ended August 25, 2012, we incurred $74 of non-cash charges to reflect reduced estimates of recoverable lease costs at one idle retail location. Lease exit costs of $837 for the nine months ended August 27, 2011 consist of non-cash charges incurred during the third quarter of 2011 related to lease termination costs at three idle retail locations.

40 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

During the three and nine months ended August 27, 2011 we recognized gains of $869 and $1,305, respectively, resulting from the negotiated settlement of mortgages.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Due to the losses incurred prior to fiscal 2011, we remained in a cumulative loss position for the preceding three years which is considered significant negative evidence as to whether our deferred tax assets will be realized.  While our long-term financial outlook remains positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence.  As a result, we recorded a valuation allowance on certain of the deferred tax assets.  In fiscal 2011, due to the gain recognized on the sale of our interest in IHFC, we were able to utilize net operating loss carry forwards and credits to significantly offset the taxable gain, resulting in a significant reduction of the valuation allowance. However, as the gain on the sale of IHFC does not represent a source of recurring future taxable income, we continued to record a valuation allowance against substantially all of our deferred tax assets as of November 26, 2011. The effective tax rate for the quarter ended August 25, 2012 differs from the blended statutory rate of approximately 38% due to the impact of releasing a portion of the valuation allowance against our deferred tax assets. The reduction in the valuation allowance was primarily due to favorable provision-to-return adjustments related to our 2011 Federal income tax return. These adjustments were related to changes in estimates for temporary differences which created additional tax benefit due to the resulting decline in our deferred tax asset balance and a corresponding decline in the valuation allowance. In addition, during the current quarter, we recorded an immaterial out of period adjustment to correct an error and reduce our valuation allowance for certain deferred tax assets which we will be able to utilize during fiscal 2012 or 2013. Furthermore, due to the expiration of certain statute of limitations expiring on positions taken in the current quarter, we reduced our reserve for uncertain tax positions during the current period resulting in additional benefit. The favorable impact of reducing our valuation allowance and reserve for uncertain tax positions was partially offset by the accrual of penalties and interest associated with certain unrecognized tax benefits for which the statute of limitations has not lapsed. For the nine months ended August 25, 2012, the effective rate differs from the blended statutory rate due to the release of a portion of the valuation allowance against our deferred taxes and the release of a portion of our reserve relating to uncertain tax benefits as noted above, as well as the recognition of a tax benefit for a reduction of tax effects on our other comprehensive income, partially offset by the accrual of penalties and interest associated with certain unrecognized tax benefits for which the statute of limitations has not lapsed.  For the three and nine months ended August 27, 2011, our effective tax rate of approximately 6.8% differs from the blended statutory rate of 38% due to the expected reversal of the valuation allowance on existing deferred tax assets primarily due to the expected utilization of net operating loss carryforwards and credits to significantly offset the taxable gain on the sale of IHFC.

At August 25, 2012, we had $1,307 of net deferred tax assets on our balance sheet.  This represented $20,193 of gross deferred tax assets, substantially offset by a $18,886 valuation allowance.  We currently anticipate that we will continue to have a significant amount of deferred tax assets as of November 24, 2012.  The valuation allowance on certain of those deferred tax assets will remain until such time that our historical operating results and expected future income are sufficient to indicate that it is more likely than not that such assets will be realized.  Should we conclude in the future that there is adequate evidence to reverse the remaining valuation allowance, we will recognize a tax benefit in the period in which such a determination is made.

We recently underwent a U.S. Federal examination for tax year 2008 (our fiscal year ended November 28, 2009) and the examination was completed without adjustments. We generally remain subject to examination for tax year 2008 with regard to various state tax jurisdictions and for tax years 2009 and 2010 for all of our tax jurisdictions.

41 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather the current difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail growth strategies.

Because new housing starts remain down and consumers continue to be faced with general economic uncertainty fueled by continuing high unemployment and volatile fuel costs, consumer spending has remained below pre-recession levels, presenting a challenge for us as we work to restore our operations to sustained profitability and positive cash flow.  With significant additional liquidity provided by the sale of our interest in IHFC and the gradual recovery of our sales from the low point reached during the recession, we have strengthened our balance sheet and have begun to see a return to operating profitability.  Furthermore, the vast majority of the stores that were operated by the licensees experiencing the most severe financial distress have since been taken over by us or closed, resulting in a remaining fleet of licensees which we believe to be considerably more financially sound.

Sale of IHFC

On May 2, 2011, we completed the sale of our investment in IHFC, receiving cash proceeds of $69,152 and recording a gain of $85,542.  During the remainder of 2011 we utilized a portion of the proceeds to retire certain debt and other long-term obligations, settle various closed stores and idle facilities obligations, resume paying a quarterly dividend, begin buying back stock, and declare a special dividend of $0.50 per share which was paid during the first quarter of 2012.  Subsequent to August 25, 2012, our Board of Directors authorized another special dividend of $1.25 per share which will be payable during the fourth quarter of fiscal 2012 (see “Subsequent Events” below). We will continue to evaluate appropriate uses of available cash which may include more of such items previously listed along with future working capital needs and modest investments in new or repositioned Company-owned stores.

In addition to the $69,152 of cash received upon the closing of the IHFC sale, we received $1,410 during the first quarter of 2012 representing the release of proceeds held in escrow related to a tax audit of IHFC which has since been closed. An additional $4,695 of proceeds remains in escrow to indemnify the purchaser with respect to various contingencies.  Any unused portions of these escrowed funds will be released to us over a three year period.  We have no reason to believe that any obligations will arise out of such contingencies and therefore expect that the escrowed funds, along with earnings thereon, will be released to us in their entirety as scheduled.

Cash Flows

Cash provided by operations for the first nine months of 2012 was $6,931 compared to cash used in operations of $12,334 for the first nine months of 2011, representing an improvement of $19,265 in cash flows from operations. The first nine months of 2012 included $9,010 received from the final CDSOA distribution while no similar distributions were received during the first nine months of 2011. The remaining improvement of $10,255 represents improved operations and better overall working capital management, offset in part by planned investment in additional inventory associated with the launch of new products.

Our overall cash position declined for the nine months ended August 25, 2012 by $11,634. Offsetting the $6,931 of cash provided by operating activities was $12,616 of cash used in financing activities including the payment of regular dividends of $1,525, a special dividend of $5,665, and stock repurchases in the amount of $5,572. Cash used in investing activities of $5,949 included: investments in property and equipment of $6,858, primarily related to our new store locations in Paramus, New Jersey, Torrance, California, Short Pump, Virginia, and Dallas, Texas (scheduled to open during the first quarter of fiscal 2013), and the purchase of a new retail data processing system expected to become operational during the first half of fiscal 2013; and $485 paid in the acquisition of the Knoxville, Tennessee retail store; partially offset by the release of $1,410 of previously escrowed funds from the sale of IHFC.  In addition to the $57,967 of cash on hand at August 25, 2012, we have available for sale marketable securities consisting of $3,206 in bond funds and individual debt securities.  With the current level of cash, cash equivalents and marketable securities on hand, we believe we have sufficient liquidity to fund operations for the foreseeable future.

42 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

Receivables and Inventory

We recorded $416 of bad debt and notes receivable valuation charges during the first nine months of 2012 as compared to $13,116 during the first nine months of 2011, reflecting improved credit positions with our current fleet of licensees. Over the six quarters ended with the third quarter of 2011, we recorded $19,603 of bad debt and notes receivable valuation charges.  The vast majority of these charges related to licensee stores that have subsequently been closed or taken over, or have been identified for closure or take over.  During that time period, we terminated operating licenses covering 29 stores as these licensees were struggling to meet their obligations to us. Of these 29 stores, nine were closed and 20 were acquired to be operated as Company-owned stores. Although future store closures and acquisitions are possible, we expect the pace to be significantly less than during that time period.  In addition, we believe the remaining fleet of licensees is more financially sound than those we terminated during that time period. The bad debt and notes receivable valuation charges which we have experienced since the third quarter of 2011 have averaged approximately $180 per quarter.  We believe that this average level of bad debt and notes receivable valuation charges is more indicative of the expected trend of future charges.

The following table reflects our accounts receivable and notes receivable and related bad debt reserves:

	August 25, 2012	November 26, 2011

Gross accounts receivable	$16,711	$16,848
Allowance for doubtful accounts	(2,243)	(2,092)
Accounts receivable, net	$14,468	$14,756

Gross notes receivable	$5,917	$6,017
Allowance for doubtful accounts and discounts on notes receivable	(4,139)	(4,140)
Notes receivable, net	$1,778	$1,877

At August 25, 2012 and November 26, 2011, approximately 69% and 67%, respectively, of gross accounts receivable, and approximately 88% and 79%, respectively, of the allowance for doubtful accounts were attributable to amounts owed to us by our licensees.  Our remaining accounts receivable are due from national account customers and traditional distribution channel customers. Substantially all of our gross notes receivable and the allowances thereon are associated with current or former licensees.

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

43 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

Our inventories consist of the following:

	August 25, 2012	November 26, 2011
Wholesale finished goods	$31,261	$26,873
Work in process	328	222
Raw materials and supplies	8,149	5,660
Retail merchandise	23,361	20,504
Total inventories on first-in, first-out method	63,099	53,259
LIFO adjustment	(7,449)	(6,955)
Reserve for excess and obsolete inventory	(1,106)	(1,175)
	$54,544	$45,129

Our annualized inventory turnover rate and ending days supply on hand for the nine months ended August 25, 2012 and August 27, 2011 are as follows:

	Nine Months Ended
	August 25, 2012	August 27, 2011
Consolidated:
Annualized inventory turns	2.5	3
Ending days supply on hand	162	124

Wholesale segment:
Annualized inventory turns	3.9	4.6
Ending days supply on hand	104	82

Retail Segment:
Annualized inventory turns	4.1	4.2
Ending days supply on hand	97	86

On a consolidated basis, the reduced inventory turnover rate and increased supply on hand for the first nine months of 2012 as compared to the first nine months of 2011 is primarily due to an investment in inventory for the HGTV initiative, timing of receipt of certain inventory from Asia, planned increases to support other upholstery growth initiatives, and the increasing share of Company-owned BHF stores to the total BHF store network (59% of BHF stores were Company-owned at August 25, 2012 as compared with 52% at August 27, 2011). Inventory sold by our wholesale segment to our retail segment remains on our consolidated balance sheet for a longer period of time.  As previously mentioned, the reduced turnover rate and increased supply on hand at our wholesale segment for the first nine months of 2012 as compared to the first nine months of 2011 is primarily related to the launch of new products and other planned increases. At our retail segment, the reduced turnover rate and increased supply on hand for the first nine months of 2012 as compared to the first nine months of 2011 is primarily due to the opening of two Company-owned stores during the first nine months of 2012. New store openings require significant investment in inventory for floor samples and accessories in advance of generating sales volume from the new store. There were no store openings during the first nine months of 2011.

44 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 26, 2011	$987	$188	$1,175
Additions charged to expense	866	251	1,117
Write-offs	(1,011)	(175)	(1,186)
Balance at August 25, 2012	$842	$264	$1,106

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2012 and do not anticipate that our methodology is reasonably likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

45 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment.  The net book value of such retail real estate occupied by Company-owned stores was $29,233 at August 25, 2012.  All other retail real estate that we own, including locations leased to our licensees, locations leased to non-licensees, and vacant locations is reported as retail real estate in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our investments/real estate segment, was $12,872 at August 25, 2012.

The following table summarizes our total investment in retail real estate owned at August 25, 2012:

	Number of Locations	Aggregate Square Footage	Net Book Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	11	276,887	$29,233

Investment real estate:
Leased to operating licensees	1	18,000	3,859
Leased to others	2	42,846	5,478
Available for sale or lease	2	47,534	3,160
Other (2)	-	-	375

Total included in retail real estate	5	108,380	12,872

Total Company investment in retail real estate	16	385,267	$42,105

(1)	Includes two properties encumbered under mortgages totalling $3,714 at August 25, 2012.
(2)	Consists of leasehold improvements in locations leased by the Company and subleased to licensees.

Debt

With our current level of liquidity, we have substantially reduced the size of our line of credit with our bank.  On December 9, 2011, we entered into a new credit agreement with our bank which extends a $3,000 line of credit which is being used primarily to back our outstanding letters of credit. This credit facility contains covenants requiring us to maintain certain key financial ratios, however there is no requirement to pledge assets as collateral. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. At August 25, 2012 and November 26, 2011, we had $1,966 and $2,318, respectively, outstanding under standby letters of credit, leaving availability under the line of $1,034 and $682, respectively. Given our current levels of cash and marketable securities, we believe that any loss of availability under this credit line would not adversely affect our liquidity or results of operations. See “Subsequent Events” below regarding a commitment by our bank to increase our line of credit.

We have two mortgages totaling $3,714 outstanding as of August 25, 2012. We expect to satisfy the remaining mortgage obligations from our available cash on hand.

46 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

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

Subsequent Events

Expansion of Credit Facility

Subsequent to August 25, 2012, we received a commitment from our bank to expand our credit line to $15,000.  This new line will be secured by our accounts receivable and inventory. The new facility will contain certain covenants requiring us to maintain certain key financial ratios. We expect this facility will be in place prior to the end of fiscal 2012.

 Special Dividend

On August 29, 2012, our Board of Directors declared a special dividend of $1.25 per share payable on October 26, 2012 to shareholders of record on October 12, 2012. Based on our number of shares issued and outstanding as of August 25, 2012, the total amount of the dividend will be approximately $13,600. Given our current levels of cash and marketable securities, we do not believe that the payment of this special dividend will have a material adverse impact on our liquidity, financial position or results of operations.

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

47 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
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

In 2009 our former vendor, Colonial Trading, Inc. (“Colonial”) filed a lawsuit against us alleging, among other things, breach of contract by the Company after we cancelled orders for cribs following product recalls.  We filed counterclaims for breach of contract and warranty.  On August 1, 2012 a jury returned a verdict in favor of Colonial in the amount of $1,354.  Colonial has filed motions to treble the damages and collect its attorney’s fees.  Currently, arguments on these motions are before the court and no judgment has been entered.  We will assess our alternatives upon the entry of a judgment, including whether to appeal.  We currently have reserves to cover substantially all of the jury verdict amount.

Item 3. Quantitative and Qualitative Disclosure about Market Risk:

We are exposed to market risk for changes in market prices of our marketable securities.  At August 25, 2012, we had $3,206 in marketable securities which consisted of a portfolio of bond funds and fixed income securities.  Maturity dates on the fixed income securities in the portfolio range from one to twenty years.

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

We have potential exposure to market risk related to the current weakness in the commercial real estate market.   Our retail real estate holdings of $12,872 for licensee-operated stores as well as our holdings of $29,233 for Company-owned stores at August 25, 2012 could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties in the current market. Additionally, if we are required to assume responsibility for payment under the $2,214 of lease obligations we have guaranteed on behalf of licensees as of August 25, 2012, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

48 of 52

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
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

49 of 52

PART II-OTHER INFORMATION
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
(Dollars in thousands except share and per share data)

Item 1.  Legal Proceedings

In 2009 our former vendor, Colonial Trading, Inc. (“Colonial”) filed a lawsuit against us alleging, among other things, breach of contract by the Company after we cancelled orders for cribs following product recalls.  We filed counterclaims for breach of contract and warranty.  On August 1, 2012 a jury returned a verdict in favor of Colonial in the amount of $1,354.  Colonial has filed motions to treble the damages and collect its attorney’s fees.  Currently, arguments on these motions are before the court and no judgment has been entered.  We will assess our alternatives upon the entry of a judgment, including whether to appeal.

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

Our results for the year ended November 26, 2011 were favorably impacted by a non-recurring gain of $85,542 resulting from the sale of our interest in IHFC, and our liquidity position was substantially improved by the receipt of $69,152 in proceeds from that sale. Absent the IHFC transaction, we have not reported pretax income for any of the five fiscal years through November 26, 2011.  Furthermore, significant earnings and cash flows previously realized from our investment in IHFC have ceased following the sale.  Should we be unable to generate sufficient operating profits and cash flows from our continuing operations in the future, our liquidity will be adversely impacted as the funds provided by the IHFC sale transaction are exhausted. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2 of this Quarterly Report on Form 10-Q for a full discussion of our operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 27, 2012 – June 30, 2012	35,400	$9.56	35,400	$18,765
July 1, 2012 – July 28, 2012	264,300	$11.89	264,300	$15,623
July 29, 2012 – August 25, 2012	69,800	$12.10	69,800	$14,781

(1)
The Company’s Board of Directors has authorized the repurchase of up to $60,000 in Company stock.  This repurchase plan was initially announced on June 23, 1998. On March 17, 2009, the Board of Directors increased the repurchase plan by $20,000.

Item 3.  Defaults Upon Senior Securities

None.

50 of 52

PART II-OTHER INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 25, 2012
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

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Accounting Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b – Chief Accounting Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended August 25, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and retained earnings, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

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

51 of 52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H, Spilman, Jr.
Robert H. Spilman, Jr., President and Chief Executive Officer
October 4, 2012

/s/ J. Michael Daniel
J. Michael Daniel, Vice President and Chief Accounting Officer
October 4, 2012

52 of 52