Form 10-K
period 2012-11-24
BASSETT FURNITURE INDUSTRIES INC
filed 2013-02-04
CIK 10329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 24, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site , if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes    ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (check one) Large Accelerated Filer ☐   Accelerated Filer ☒  Non-Accelerated Filer ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 26, 2012 was $106,478,858.

The number of shares of the Registrant’s common stock outstanding on January 31, 2013 was 10,844,152.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be held March 6, 2013,  to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

As used herein, unless the context otherwise requires, “Bassett,” the “Company,” “we,” “us” and “our” refer to Bassett Furniture Industries, Incorporated and its subsidiaries. References to 2012, 2011, 2010, 2009 and 2008 mean the fiscal years ended November 24, 2012, November 26, 2011, November 27, 2010, November 28, 2009 and  November 29, 2008.  Please note that fiscal 2008 contained 53 weeks.

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

(dollar amounts in thousands except per share data)

General

Bassett is a leading vertically integrated manufacturer, importer and retailer of high quality, mid-priced home furnishings. With 86 Bassett Home Furnishings (“BHF”) stores at November 24, 2012, we have leveraged our strong brand name in furniture into a network of corporate and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits, and perfectly coordinated decorating accessories.  We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long term relationships with each customer.  Sales people are referred to as Design Consultants and are trained to evaluate customer needs and provide comprehensive solutions for their home decor.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

In September of 2011, we announced the formation of a strategic partnership with HGTV, a division of Scripps Networks, LLC., which combines our 110 year heritage in the furniture industry with the penetration of 99 million households in the United States that HGTV enjoys today.  This alliance encompasses strategies for both the BHF store network and other open market sales channels.  For the store network, the in-store design centers have been co-branded with HGTV to more forcefully market the concept of a “home makeover”, an important point of differentiation for our stores that also mirrors much of the programming content on the HGTV network.  In addition, we have developed, in conjunction with HGTV, a new line of furniture that contains only the HGTV® Home Collection brand and will be primarily marketed through select top-100 furniture retailers.

Operating Segments

We have strategically aligned our business into three reportable segments: Wholesale, Retail and Investments/Real Estate.

The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BHF stores (independently-owned stores and Company-owned retail stores) and independent furniture retailers. The wholesale segment accounted for 52%, 55% and 59% of net sales during fiscal 2012, 2011, and 2010, respectively.

Our retail segment consisted of 53 Company-owned stores and accounted for 48%, 45% and 41% of total net sales in fiscal 2012, 2011 and 2010, respectively.  The following table shows the number of Company-owned stores by state as of November 24, 2012:

	Number of		Number of
State	Stores	State	Stores
Arizona	2	Missouri	1
Arkansas	1	Nevada	1
California	4	New Jersey	2
Connecticut	3	New York	3
Delaware	1	North Carolina	4
Florida	3	Ohio	1
Georgia	3	South Carolina	1
Kentucky	1	Tennessee	2
Maryland	2	Texas	11
Massachusetts	2	Virginia	4
Mississippi	1
		Total	53

Our investments/real estate business segment consists of our holdings of retail real estate leased or previously leased as licensee stores, the equity investment in Zenith Freight Lines, LLC (“Zenith”), which hauls freight and warehouses inventory for the Company, and International Home Furnishings Center, Inc. (“IHFC”) until sold on May 2, 2011. We also hold an interest in the Fortress Value Recovery Fund I, LLC (“Fortress”) which we fully reserved during fiscal 2012.  We formerly held a portfolio of marketable securities which we liquidated during the fourth quarter of fiscal 2012.

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

Wholesale shipments by category for the last three fiscal years are summarized below:

	2012		2011		2010

Wood	$78,194	42.2%	$77,410	43.6%	$77,325	43.9%
Upholstery	105,377	56.9%	98,577	55.6%	97,258	55.2%
Other	1,616	0.9%	1,385	0.8%	1,672	0.9%
Total	$185,187	100.0%	$177,372	100.0%	$176,255	100.0%

Approximately 50% of our 2012 wholesale sales were of imported product compared to 52% in 2011. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers.

The dollar value of our wholesale backlog, representing orders received but not yet shipped to the BHF store network or independent dealers, was $11,988 at November 24, 2012 and $10,325 at November 26, 2011. We expect that the November 24, 2012 backlog will be filled within fiscal 2013, with the majority of our backlog being filled during the first quarter.

We use lumber, fabric, leather, foam and other materials in the production of wood and upholstered furniture. These components are purchased from a variety of domestic and international suppliers and are widely available. The price of foam, which is highly-dependent on the cost of petroleum, has shown significant volatility in recent years. Prices for the other production components have recently experienced increases over rates of prior years. We currently assemble and finish these components in our two plants in the United States.

Retail Segment Overview – Company-Owned Retail Stores

The retail furniture industry remains very competitive and includes local furniture stores, regional furniture retailers, national department and chain stores and single-vendor branded retailers. As a whole, our store network with 53 Company-owned stores and 33 licensee-owned, ranks in the top 25 in retail furniture sales in the United States. We expect to increase the number of our Company-owned stores during 2013, primarily through a limited number of new store openings in selected markets.

Net sales for our Company-owned retail stores for the last three fiscal years are summarized below:

	2012	2011	2010

Net sales	$171,633	$147,961	$122,241

Maintaining and enhancing our brand are critical to our ability to expand our base of customers and drive increased traffic at both Company-owned and licensee-owned stores.  Our advertising and marketing campaign utilizes television, direct mail, catalogs, newspapers, magazines, radio and the internet in an effort to maintain and enhance our existing brand equity.

Our stores incorporate a stylish, residential feel while highlighting our unmatched custom manufacturing capabilities.  It leverages our customization capabilities by dedicating space in the stores to design solutions for dining, upholstery, home entertainment and storage.  Domestic custom manufacturing capabilities make it possible for us to offer a 30 day delivery promise on custom products.   We also believe this design, organized around three targeted lifestyles, better communicates our capabilities to the consumer.  Our lifestyle presentations are Contemporary, Casual and Traditional as described below:

•	Contemporary—Youthful spirited lifestyle of a sophisticated city life much like Boston’s Back Bay, the Village in Manhattan or Washington’s Georgetown.
•	Casual—Family-oriented with a relaxed atmosphere.
•	Traditional—Sensible lifestyle of established affluence.

With the introduction of our strategic alliance with HGTV, the in-store design centers have been co-branded with HGTV to more forcefully market the concept of a “home makeover”, an important point of differentiation for our stores that also mirrors much of the programming content on the HGTV network.  Coupled with expanded national advertising on the HGTV network, we believe this alliance will help to increase store traffic and, consequently, comparable store sales.

To further solidify ourselves as a complete home furnishings retailer, we have expanded accessory product lines including lighting, rugs decorative wall art, mirrors and accent pillows that coordinate with each lifestyle presentation throughout the store.   We have also increased our mattress offerings such that our stores now carry Sealy, Tempurpedic and Bassett branded products.

Investments/Real Estate Overview

We are committed to maintaining a strong balance sheet in order to withstand difficult industry conditions, allow us to take advantage of opportunities as market conditions improve, and to execute our long-term strategies. Our balance sheet currently includes an equity investment in Zenith, and certain retail real estate related to current and former licensee-owned stores.  On May 2, 2011 we sold our equity investment in IHFC which is further discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.  Our investment balances at each of the last three fiscal year-ends are as follows:

	November 24, 2012	November 26, 2011	November 27, 2010

Certain retail real estate	$12,736	$16,257	$27,513
Zenith (Recorded in Other long-term assets)	6,484	6,137	5,147
Other marketable securities	-	2,939	14,279
Fortress	-	806	832
IHFC	-	-	(7,356)

We hold investments in retail store property that we either lease or have previously leased to licensees.  These holdings, which also include closed store real estate currently leased to non-licensees, are presented as a long-term asset in our consolidated balance sheets.  These real estate holdings are typically in urban, high-traffic retail locations. See Item 2, Properties, for additional information about our retail real estate holdings.

Our investment in Fortress represented the last remaining asset from the former hedge fund investment holdings of our Alternative Asset Fund, substantially all of which had been liquidated prior to 2010.  Due to significant declines in net asset values of Fortress during the first quarter of fiscal 2012, the highly illiquid nature of the investment, and the high degree of uncertainty regarding our ability to recover our investment in the foreseeable future, we fully reserved the carrying amount of this investment.

During the fourth quarter of fiscal 2012 we completed the liquidation of our marketable securities portfolio, which had at the time consisted of bond mutual funds and fixed income securities. Previous holdings of equity securities had been liquidated during 2009 and 2010. In addition, money market fund assets previously classified as part of our investment portfolio at November 27, 2010 were reclassified as cash equivalents during fiscal 2011 due to the release of collateral restrictions which had been in place as part of a former credit agreement.

Trademarks and Patents

Our trademarks, including “Bassett” and the names of some of our marketing divisions, products and collections, are significant to the conduct of our business. This is important due to consumer recognition of the names and identification with our broad range of products. Certain of our trademarks are licensed to independent retailers for use in full store and store gallery presentations of our products. We also own copyrights that are important in the conduct of our business.

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

People

We employed 1,412 people as of November 24, 2012, of which 715 were employed in our retail segment and 697 were employed in our wholesale segment. None of our employees are subject to collective bargaining arrangements and we have not experienced any recent work stoppages. We consider our relationship with our employees to be good.

Foreign and Domestic Operations and Export Sales

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $6,121, $6,598, and $5,350 in 2012, 2011, and 2010, respectively.  At November 24, 2012 and November 26, 2011, we had $6,878 and $2,748, respectively of our finished goods inventory physically warehoused in Vietnam and Indonesia.

Major Customers

Our risk exposure related to our customers, consisting primarily of trade accounts receivable along with other notes receivable and certain guarantees, totaled approximately $18,075 and $18,826 at November 24, 2012 and November 26, 2011, respectively. At November 24, 2012 approximately 12% of the aggregate risk exposure, net of reserves, shown above was attributable to one licensee. At November 26, 2011, approximately 20% of the aggregate risk exposure, net of reserves, shown above was attributable to two licensees accounting for approximately 10% each. In fiscal 2012, 2011 and 2010, no customer accounted for more than 10% of total net sales. See note 2 to our Consolidated Financial Statements for additional information.

Available Information

Through our website www.bassettfurniture.com, we make available free of charge as soon as reasonably practicable after electronically filing or furnishing with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto.

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

We face a volatile retail environment and changing economic conditions that may further adversely affect consumer demand and spending.

The home furnishings industry has experienced a difficult period over the last 5 years marked with depressed housing starts, high unemployment, changing consumer confidence and uncertain fiscal policies.  While 2012 showed improvement, considerable economic uncertainty still exists.  Historically, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Should the current economic recovery falter or the current recovery in housing starts stall, consumer confidence and demand for home furnishings could deteriorate which could adversely affect our business through its impact on the performance of our Company-owned stores, as well as our licensees and the ability of a number of them to meet their obligations to us.

Unsuccessful implementation of the HGTV open market strategy and the development of a new furniture brand could be detrimental to future operating results.

In September of 2011, we announced the formation of a strategic partnership with HGTV, a division of Scripps Networks, LLC., which combines our 110 year heritage in the furniture industry with the penetration of 99 million households in the United States that HGTV enjoys today.  As part of this alliance, we have developed, in conjunction with HGTV, a new line of furniture that contains only the HGTV® Home Collection brand and will be primarily marketed through select top-100 furniture retailers.  We have incurred significant expense to design and procure the furniture and develop the in-house infrastructure to manage the brand.  Should we not generate the incremental sales necessary to appropriately leverage the additional costs, future operating results could be adversely impacted.

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

Our results for the year ended November 26, 2011 were favorably impacted by a non-recurring gain of $85,542 resulting from the sale of our interest in IHFC, and our liquidity position was substantially improved by the receipt of $70,562 in proceeds from that sale. Absent the IHFC transaction, we had not reported pretax income for any of the five fiscal years through November 26, 2011.  Furthermore, significant earnings and cash flows previously realized from our investment in IHFC have ceased following the sale, and we have distributed a significant portion of the cash proceeds to our shareholders through dividends and share repurchases.  Should we be unable to generate sufficient operating profit and cash flow from our continuing operations in the future, our liquidity will be adversely impacted as the funds provided by the IHFC sale transaction are exhausted. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 of this Annual Report on Form 10-K for a full discussion of our operating results.

The implementation of a new point of sale system for our retail operations could disrupt our business and have a negative impact on our results from operations.

We are in the process of implementing a new company-wide point of sale system for our retail operations. This system implementation may not result in improvements that outweigh its costs and may disrupt our operations. Our inability to mitigate future disruptions could negatively affect our business, results of operations and financial condition. The implementation subjects us to substantial costs and inherent risks associated with migrating from our legacy system.

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

The following properties have ceased manufacturing operations and are currently held as idle facilities in connection with previous restructuring efforts:

Facility	Location

Bassett Superior Lines *	Bassett, Va.
Bassett Table *	Bassett, Va.
Outlet Store	Bassett, Va.
Bassett Fiberboard	Bassett, Va.
Warehouse†	Mt. Airy, N.C.
* Demolition substantially completed during 2012. Property now consists of vacant land.
† Property sold on January 25, 2013.

Retail Segment:

Real estate associated with our retail segment consists of 11 owned locations with an aggregate square footage of 276,887 and a net book value of $29,043.  These stores are located as follows:

Concord, North Carolina	Greensboro, North Carolina
Greenville, South Carolina	Fredericksburg, Virginia
Houston, Texas (3 locations)	Gulfport, Mississippi
Knoxville, Tennessee	Las Vegas, Nevada
Louisville, Kentucky

Of these locations, two are subject to land leases and two are subject to mortgages.  Our remaining 42 store locations are leased from third-parties.

Other Real Estate Owned:

We hold investments in retail store property that we either lease or have previously leased to licensees.  These are summarized as follows:
			Net Book
	Number of	Aggregate	Value
	Locations	Square Footage	(in thousands)

Leased to operating licensee	1	18,000	$3,841
Leased to others	3	67,521	6,726
Available for sale or lease	1	26,500	1,840

Total	5	112,021	$12,407

At November 24, 2012, there are 10 closed stores where we are paying the monthly lease amount due to being the lessee or subject to a lease guarantee.  We have sublease agreements on 6 of these properties which help to defray a portion of the on-going cash requirements.  We are actively marketing to sublease the remaining properties.  From time-to-time, we may sublease these properties on a short-term basis to defray some of the cash costs.  In addition, we may negotiate cash settlements to terminate our obligations under the leases.

See Note 18 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

In 2004, the US Environmental Protection Agency (EPA) advised us that we had been identified as a potentially responsible party (PRP) at the Ward Transformer Superfund site in Wake County, North Carolina. The EPA alleges that we are a responsible party because, prior to 1990, we sent transformers to the site for repair that contained certain polychlorinated biphenyls (PCBs) which were allegedly mishandled by the owner/operator of the site. Pursuant to a settlement agreement that we and several other PRPs (the “Initial PRP Group”) entered into with the EPA in 2005, the Initial PRP Group has paid for remediation work conducted at the Ward Transformer site. To date we have spent approximately $1,000 on the remediation of the site, however  we estimate that our share of the total liability for remediation of the site should be approximately $295. Therefore, through litigation and collection efforts by the Initial PRP Group, we intend to seek recovery from dozens of other PRPs for our costs in excess of $295.

 In 2009, our former vendor, Colonial Trading, Inc. (“Colonial”), filed a lawsuit against us alleging, among other things, breach of contract by the Company after we cancelled orders for cribs following product recalls.  We filed counterclaims for breach of contract and warranty.  On August 1, 2012, a jury returned a verdict in favor of Colonial and in October 2012 judgment was entered in the amount of $1,437. Colonial’s motion for attorney’s fees is pending. Both Bassett and Colonial have appealed; with Bassett seeking a new trial for damages for breach of express warranty, among other things, and Colonial seeking, among other things, to treble its breach of contract damages.  We currently have sufficient reserves to cover the judgment amount.

ITEM 4B.	EXECUTIVE OFFICERS OF THE REGISTRANT

John E. Bassett III, 54, has been with the Company since 1981 and served as Vice President of Wood Manufacturing from 1997 to 2001, as Vice President Global Sourcing from 2001 to 2006 and as Senior Vice-President of Global Sourcing since 2006

Jason W. Camp, 44, joined the Company in 2006 as Senior Vice President of Retail. Prior to joining Bassett, Mr. Camp was with Restoration Hardware, Inc. for nine years advancing to the position of Senior Vice President and General Manager of the Retail Division.

Bruce R. Cohenour, 54, has been with the Company since 2011 serving as Senior Vice President of Upholstery Merchandising.  In January 2013, he was promoted to Senior Vice President of Sales and Merchandising.  Prior to joining Bassett, Mr. Cohenour was with Hooker Furniture Corp. from 2007 through 2010, serving as Senior Vice President of National Accounts and Business Development unitl 2009.  In 2009, he was promoted to Executive Vice President of Marketing and in 2010, he was promoted to President of the Case Goods Division.

J. Michael Daniel, 51, joined the Company in 2007 as Corporate Controller.  From April 2009 through December 2009, he served as Corporate Controller and Interim Chief Financial Officer.  In January 2010, he was appointed Vice President and Chief Accounting Officer. In January 2013, he was promoted to Senior Vice President and Chief Financial Officer.

Jay R. Hervey, Esq., 53, has served as the General Counsel, Vice President – Real Estate and Secretary for the Company since 1997.

Mark S. Jordan, 59, joined the Company in 1999 as Plant Manager. In 2001, he was promoted to Vice President of Upholstery Manufacturing and in 2002 he was promoted to Vice President and General Manager-Upholstery. He has served as Senior Vice President of Upholstery since 2006.

Robert H. Spilman, Jr., 56, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information:

Bassett’s common stock trades on the NASDAQ global select market system under the symbol “BSET.” We had approximately 900 registered stockholders at November 24, 2012. The range of per share amounts for the high and low market prices and dividends declared for the last two fiscal years are listed below:

	Market Prices of Common Stock
	2012		2011		Dividends Declared
Quarter	High	Low	High	Low	2012	2011

First	$8.17	$7.38	$7.80	$3.98	$0.05	$-
Second	10.87	8.15	9.03	6.73	0.05	0.03
Third	12.25	9.08	8.56	7.18	0.05	0.03
Fourth	13.00	10.60	8.05	6.62	1.30	0.54

Issuer Purchases of Equity Securities
(dollar amounts in thousands, except share and per share data)

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 26 – September 29, 2012	—	—	—	$14,781
September 30 – October 27, 2012	96,600	$11.13	96,600	$13,705
October 28 – November 24, 2012	31,400	$11.70	31,400	$13,338

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

	2012		2011		2010	2009	2008

Net sales	$269,672		$253,208		$235,254	$232,722	$288,298
Gross profit	$141,322		$127,566		$112,688	$102,840	$114,899
Operating income (loss)	$5,080	(1)	$(20,622	) (1)	$(4,687)	$(21,575)	$(18,576)
Gain on sale of affiliate	$-		$85,542	(2)	$-	$-	$-
Other income (loss), net	$6,934	(3)	$(5,169	) (3)	$2,479 (3)	$(2,878)	$(4,834)
Income (loss) before income taxes	$12,014		$59,751		$(2,208)	$(24,453)	$(23,410)
Income tax expense (benefit)	$(14,699	) (4)	$4,409	(4)	$(206)	$(1,754)	$16,945
Net income (loss)	$26,713		$55,342		$(2,002)	$(22,699)	$(40,355)
Diluted earnings (loss) per share	$2.41		$4.79		$(0.17)	$(1.99)	$(3.46)
Cash dividends declared	$15,920		$6,757		$-	$-	$17,464
Cash dividends per share	$1.45		$0.60		$-	$-	$1.50
Total assets	$227,180		$223,174		$197,317	$216,229	$245,042
Long-term debt	$3,053		$3,662		$4,295	$31,953	$40,346
Current ratio	2.52 to 1		2.71 to 1		1.48 to 1	2.42 to 1	2.34 to 1
Book value per share	$14.51		$13.44		$9.20	$9.63	$11.40
Weighted average number of shares	11,095,411		11,544,170		11,459,257	11,395,789	11,663,857

(1)	See note 16 to the Consolidated Financial Statements related to restructuring and asset impairment charges recorded in 2012 and 2011.
(2)	See note 11 to the Consolidated Financial Statements related to the gain resulting from the sale of our interest in IHFC on May 2, 2011.
(3)	See note 9 to the Consolidated Financial Statements related to funds received from the Continued Dumping and Subsidy Offset Act in 2012, 2011 and 2010.
(4)	See note 12 to the Consolidated Financial Statements related to the effects of changes in our valuation allowance on deferred tax assets during fiscal 2012 and 2011.

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

With 86 BHF stores at November 24, 2012, we have leveraged our strong brand name in furniture into a network of corporate and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits, and coordinated decorating accessories.  We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor. We continue to strengthen the sales and design talent within our Company-owned retail stores.  During 2011, our Design Consultants completed extensive Design Certification training coursework. This coursework has strengthened their skills related to our house call and design business, and is intended to increase business with our most valuable customers.

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

In September of 2011, we announced the formation of a strategic partnership with HGTV, a division of Scripps Networks, LLC., which combines our 110 year heritage in the furniture industry with the penetration of 99 million households in the United States that HGTV enjoys today.  This alliance encompasses strategies for both the BHF store network and other open market sales channels.  For the store network, the in-store design centers have been co-branded with HGTV to more forcefully market the concept of a “home makeover”, an important point of differentiation for our stores that also mirrors much of the programming content on the HGTV network.  In addition, we have developed, in conjunction with HGTV, a new line of furniture that contains only the HGTV® Home Collection brand and will be primarily marketed through select top-100 furniture retailers in a phased approach.  Shipments of floor samples for phase I were completed in January 2013 for 13 retailers with over 50 floors.  Floor sample shipments for phase II dealers will begin in February with completion by April 2013.  Phase III will begin later in 2013.

Our store network included 53 Company-owned and operated stores and 33 licensee-owned stores at November 24, 2012. During fiscal 2012, we opened two new stores, one in Torrance, California in the Los Angeles market and one in Paramus, New Jersey in the New York City/Bergen County market; and we acquired three stores, one store from a licensee in Knoxville, Tennessee, and two from a licensee in Orange County, California. We also relocated a store within the Richmond, Virginia market, closing the previous location in Glen Allen, Virginia and opening the new location in Short Pump, Virginia.  One additional store located in Austin, Texas was closed during the second quarter of 2012.  In December 2012, a new licensee-owned store was opened in San Jose, California.

The following table summarizes the changes in store count during fiscal 2012:

	November 26, 2011	Openings	Closed	Transfers	November 24, 2012
Company-owned stores	49	3	(2)	3	53
Licensee-owned stores	39	-	(3)	(3)	33

Total	88	3	(5)	-	86

Our wholesale operations include an upholstery plant in Newton, North Carolina that produces a wide range of upholstered furniture.  We believe that we are an industry leader with our quick-ship custom upholstery offerings.  We also operate a custom dining manufacturing facility in Martinsville, Va.  Most of our wood furniture and certain of our upholstery offerings are sourced through several foreign plants, primarily in Vietnam and Indonesia.  We define imported product as fully finished product that is sourced internationally. For fiscal 2012, approximately 50% of our wholesale sales were of imported product compared to 52% for fiscal 2011.

Traffic to our website, www.bassettfurniture.com, continues to grow. The ultimate goal of our digital strategy is to drive traffic to our retailers while deepening interactions with our consumers.  Understanding that more and more consumers are using the web to research before making a purchase, we have worked diligently to enhance our online presence by making it easier for consumers to browse our wide array of goods and build custom furniture.   In 2013, we will continue to make improvements to our website and increase our social media presence to drive more visitors to our website and more qualified prospects to our stores. While sales through our website are currently not material, they have increased significantly in the last several years.  We are leveraging our Company-owned and licensed store network to handle delivery and customer service for orders placed online.

Although overall conditions for our industry and our Company have been difficult over the past several years, there has been improvement during the last year. Housing starts, which our industry tracks as a key leading economic indicator, have been steadily improving for several quarters, although they still remain well below pre-recession levels. Consumers continue to be faced with general economic uncertainty fueled by continuing high unemployment and uncertain fiscal policy.  These conditions have limited the resumption of growth for “big ticket” consumer purchases such as furniture. Consequently, this put pressure on certain of our dealers’ ability to generate adequate profits to fully pay us for the furniture we have sold to them.  As a result, prior to 2012, we incurred significant bad debt and notes receivable valuation charges.  Beginning during the second half of 2011 and continuing into 2012, this trend improved significantly as we only incurred bad debt charges of $376 for fiscal 2012 compared with $13,490 and $6,567 for fiscal 2011 and 2010, respectively, reflecting improved credit positions with our current fleet of licensees.  We believe that the current level of bad debt and notes receivable valuation charges during fiscal 2012 is more indicative of the expected trend of future charges. Although management will continue to work closely with our licensees to ensure the success of both the licensee and Bassett, further store closures are possible should any licensees experience severe deteriorations in their credit positions from which we believe they are unlikely to recover.

Analysis of Operations

Our fiscal year ends on the last Saturday of November, which periodically results in a 53-week year. Fiscal 2012, 2011 and 2010 each contained 52 weeks. Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating income (loss) were as follows for the years ended November 24, 2012, November 26, 2011 and November 27, 2010:

	2012		2011		2010

Net sales	$269,672	100.0%	$253,208	100.0%	$235,254	100.0%
Gross profit	141,322	52.4%	127,566	50.4%	112,688	47.9%
SG&A	134,796	50.0%	122,023	48.2%	110,808	47.1%
Bad debt and notes receivable
valuation charges	376	0.1%	13,490	5.3%	6,567	2.8%
Other charges	1,070	0.4%	12,675	5.0%	-	0.0%

Income (loss) from operations	$5,080	1.9%	$(20,622)	-8.1%	$(4,687)	-2.0%

Sales for fiscal 2012 were $269,672 as compared to $253,208 for 2011 and $235,254 for 2010, representing increases of 6.5% and 7.6%, respectively.  This trend primarily reflects the increase in the number of stores owned and operated by us, as well as growth in our wholesale shipments outside of our licensee network. Our consolidated net sales by segment were as follows:

	2012	2011	2010

Wholesale	$185,187	$177,372	$176,255
Retail	171,633	147,961	122,241
Inter-company elimination	(87,148)	(72,125)	(63,242)
Consolidated net sales	$269,672	$253,208	$235,254

Gross margins for fiscal 2012, 2011, and 2010 were 52.4%, 50.4%, and 47.9%, respectively. The margin increases are primarily attributable to additional retail markup realized as the result of the continued expansion of our Company-owned store network in our retail segment. Selling, general and administrative expenses, excluding bad debt and notes receivable valuation charges, increased $12,773 in 2012 as compared to 2011 and increased $11,215 in 2011 as compared to 2010 primarily due to the increase in the number of Company-owned retail stores as each additional store opening or acquisition results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing. In addition, wholesale SG&A increased in 2012 over 2011 primarily due to spending associated with the development of our HGTV initiative. Bad debt and notes receivable valuation charges for fiscal 2012 decreased from the prior year by $13,114, reflecting the improved credit positions of our current fleet of licensees, whereas bad debt and notes receivable valuation charges had increased $6,923 in 2011 from 2010 levels. This increase reflected the continued deterioration of certain of our licensees during the first half of 2011.  As a result, we acquired nine stores from four licensees and closed six stores with three other licensees during fiscal 2011.  Following the takeover or closure of these troubled licensee-owned stores, our bad debt and notes receivable valuation charges have averaged approximately $140 per quarter since the third quarter of 2011.  We believe that this average level of bad debt and notes receivable valuation charges is more indicative of the expected trend of future charges.

Certain items affecting comparability between periods are noted below in “Investment and Real Estate Segment and Other Items Affecting Net Loss”.

The following table presents certain significant items that have negatively impacted our results of operations. We believe these items should be presented separately in order to understand and evaluate our results and trends. See note 16 of our Consolidated Financial Statements for additional information regarding these charges:

	2012	2011	2010

Restructuring and impaired asset charges:
Impairment of leasehold improvements	$123	$1,156	$-
Asset impairment charge associated with closed plants	588	1,312	-
Severance & other restructuring	-	32	-
Lease exit costs	359	3,728	-
Licensee debt cancellation charges	-	6,447	-
	$1,070	$12,675	$-

Segment Information

We have strategically aligned our business into three reportable segments as described below:

•
Wholesale. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (Company-owned and licensee-owned retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both Company- and licensee-owned stores. We eliminate the sales between our wholesale and retail segments as well as the imbedded profit in the retail inventory for the consolidated presentation in our financial statements.

•
Retail – Company-owned Stores.  Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities (including real estate) and capital expenditures directly related to these stores.

•
Investments and Real Estate. Our investments/real estate business segment consists of our holdings of retail real estate leased or previously leased as licensee stores, the equity investment in Zenith Freight Lines, LLC (“Zenith”), which hauls freight and warehouses inventory for the Company, and International Home Furnishings Center, Inc. (“IHFC”) until sold on May 2, 2011. We also hold an interest in the Fortress Value Recovery Fund I, LLC (“Fortress”) which we fully reserved during fiscal 2012.  We formerly held a portfolio of marketable securities which we liquidated during the fourth quarter of fiscal 2012. Although this segment does not have operating earnings, income from the segment is included in other income (loss), net, in our consolidated statements of operations.

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Year Ended November 24, 2012
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$185,187	$171,633	$(87,148)	(1)	$269,672
Gross profit	59,817	82,361	(856)	(2)	141,322
SG&A expense	51,941	84,428	(1,573)	(3)	134,796
Bad debt and notes receivable valuation charges	376	-	-		376
Income (loss) from operations (4)	$7,500	$(2,067)	$717		$6,150

	Year Ended November 26, 2011
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$177,372	$147,961	$(72,125)	(1)	$253,208
Gross profit	57,804	69,862	(100)	(2)	127,566
SG&A expense	48,708	74,357	(1,042)	(3)	122,023
Bad debt and notes receivable valuation charges	13,490	-	-		13,490
Income (loss) from operations (4)	$(4,394)	$(4,495)	$942		$(7,947)

	Year Ended November 27, 2010
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$176,255	$122,241	$(63,242)	(1)	$235,254
Gross profit	55,010	58,628	(950)	(2)	112,688
SG&A expense	46,012	66,015	(1,219)	(3)	110,808
Bad debt and notes receivable valuation charges	6,567	-	-		6,567
Income (loss) from operations (4)	$2,431	$(7,387)	$269		$(4,687)

(1) Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2) Represents the change for the period in the elimination of intercompany profit in ending retail inventory.
(3) Represents the elimination of rent charged to our retail stores occupying Company-owned real estate.
(4) Excludes the effects of restructuring and impairment charges, lease exit costs, and, with respect to the
2011 period, licensee debt cancellation charges. These charges are not allocated to our segments.

Wholesale Segment

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating income (loss) for our Wholesale Segment were as follows for the years ended November 24, 2012, November 26, 2011 and November 27, 2010:

	2012		2011		2010

Net sales	$185,187	100.0%	$177,372	100.0%	$176,255	100.0%
Gross profit	59,817	32.3%	57,804	32.6%	55,010	31.2%
SG&A	51,941	28.0%	48,708	27.5%	46,012	26.1%
Bad debt and notes receivable valuation charges	376	0.2%	13,490	7.6%	6,567	3.7%
Income (loss) from operations	$7,500	4.0%	$(4,394)	-2.5%	$2,431	1.4%

Wholesale shipments by category for the last three fiscal years are summarized below:

	2012		2011		2010

Wood	$78,194	42.2%	$77,410	43.6%	$77,326	43.9%
Upholstery	105,377	56.9%	98,577	55.6%	97,258	55.2%
Other	1,616	0.9%	1,385	0.8%	1,671	0.9%
Total	$185,187	100.0%	$177,372	100.0%	$176,255	100.0%

Fiscal 2012 as Compared to Fiscal 2011

Net sales for the wholesale segment were $185,187 for 2012 as compared to $177,372 for 2011, an increase of 4.4%.  Wholesale shipments to the BHF store network increased 0.7% while shipments outside of the network increased 15.4%. The slight increase in sales to the store network came in spite of a decline in the total number of BHF stores.  The increase in the wholesale shipments outside the network was primarily due to an 18% increase in the traditional channel partially offset by lower shipments to a significant national account customer.

Gross margins for the wholesale segment were 32.3% for 2012, down slightly from the gross margin of 32.6% for 2011. Wholesale SG&A, excluding bad debt and notes receivable valuation charges, increased $3,233 to $51,941 for 2012 as compared to $48,708 for 2011.  As a percentage of net sales, SG&A increased 0.5 percentage points to 28.0% for 2012 as compared to 27.5% for 2011.  This increase was primarily due to incremental marketing spend of $1,478 associated with the development of the HGTV initiative and a temporary showroom in High Point to display the new HGTV furniture.  This increase was partially offset by improved leverage of fixed costs associated with higher sales.   We recorded $376 of bad debt and notes receivable valuation charges during 2012 as compared with $13,490 for 2011, which reflects the improved credit positions with our current fleet of licensees. The bad debt and notes receivable valuation charges which we have experienced since the third quarter of 2011 have averaged approximately $140 per quarter.  We believe that this average level of bad debt and notes receivable valuation charges is more indicative of the expected trend of future charges

Fiscal 2011 as Compared to Fiscal 2010

Net sales for the wholesale segment were $177,372 for 2011 as compared to $176,255 for 2010, an increase of 0.6%.  Reductions in wholesale sales due to 13 fewer stores in the network were offset by a 10.5% increase in sales through other channels.

Gross margins for the wholesale segment were 32.6% for 2011 as compared to 31.2% for 2010.  This increase was primarily due to lower promotional discounts and improved margins in our wood operations largely from reduced container freight costs. Wholesale SG&A, excluding bad debt and notes receivable valuation charges, increased $2,696 to $48,708 for 2011 as compared to $46,012 for 2010. As a percentage of net sales, SG&A increased 1.4 percentage points to 27.5% for 2011 as compared to 26.1% for 2010.  This increase was primarily due to higher sales and marketing costs, including costs to prepare for the launch of the HGTV product line.  We recorded $13,490 of bad debt and notes receivable valuation charges for 2011 as compared with $6,567 for 2010.  This increase reflected the continued deterioration of certain of our licensees during 2011.  As a result, we acquired nine and closed six licensee-owned stores during 2011.

Wholesale Backlog

The dollar value of our wholesale backlog, representing orders received but not yet delivered to dealers and Company stores as of November 24, 2012, November 26, 2011, and November 28, 2009, was as follows:

	2012	2011	2010

Year end wholesale backlog	$11,988	$10,325	$12,451

Retail Segment – Company Owned Stores

Net sales, gross profit, selling, general and administrative (SG&A) expense, and operating loss for our Retail Segment were as follows for the years ended November 24, 2012, November 26, 2011 and November 27, 2010:

	2012		2011		2010

Net sales	$171,633	100.0%	$147,961	100.0%	$122,241	100.0%
Gross profit	82,361	48.0%	69,862	47.2%	58,628	48.0%
SG&A	84,428	49.2%	74,357	50.3%	66,015	54.0%
Loss from operations	$(2,067)	-1.2%	$(4,495)	-3.0%	$(7,387)	-6.0%

The following tables present operating results on a comparable store basis for each comparative set of periods.  Table A compares the results of the 40 stores that were open and operating for all of 2012 and 2011.  Table B compares the results of the 32 stores that were open and operating for all of 2011 and 2010.

Comparable Store Results:

	Table A: 2012 vs 2011 (40 Stores)				Table B: 2011 vs 2010 (32 Stores)
	2012		2011		2011		2010

Net sales	$140,345	100.0%	$128,580	100.0%	$99,924	100.0%	$95,342	100.0%
Gross profit	67,875	48.4%	62,180	48.4%	48,366	48.4%	46,567	48.8%
SG&A expense	67,835	48.3%	64,191	49.9%	50,429	50.5%	49,993	52.4%
Income (loss) from operations	$40	0.0%	$(2,011)	-1.6%	$(2,063)	-2.1%	$(3,426)	-3.6%

The following tables present operating results for all other stores which were not comparable year-over-year, each table including the results of stores that either opened or closed at some point during the 24 months of each comparative set of periods.

All Other (Non-Comparable) Store Results:

	2012 vs 2011 All Other Stores				2011 vs 2010 All Other Stores
	2012		2011		2011		2010

Net sales	$31,288	100.0%	$19,381	100.0%	$48,037	100.0%	$26,899	100.0%
Gross profit	14,486	46.3%	7,682	39.6%	21,496	44.7%	12,061	44.8%
SG&A expense	16,593	53.0%	10,166	52.5%	23,928	49.8%	16,022	59.6%
Loss from operations	$(2,107)	-6.7%	$(2,484)	-12.8%	$(2,432)	-5.1%	$(3,961)	-14.7%

Fiscal 2012 as Compared to Fiscal 2011

Our Company-owned stores had sales of $171,633 in fiscal 2012 as compared to $147,961 in fiscal 2011, an increase of 16.0%.  The increase was comprised of an $11,765, or 9.1%, increase in comparable store sales, along with an $11,907 increase in non-comparable store sales. Contributing to the improvement in comparable store sales were the successful introduction of new products during the second half of 2012, improved merchandising in our stores and improvements in the quality and training of the design associates who sell our products. In addition, a general improvement in the retail environment in combination with targeted advertising also produced increased traffic through our stores. While we do not recognize sales until goods are delivered to the customer, our management tracks written sales (the dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 10.6% for fiscal 2012 as compared to fiscal 2011.

Gross margins for fiscal 2012 increased 0.8 percentage points to 48.0% as compared to fiscal 2011 due primarily to the adverse impact of store liquidation sales run during 2011 related to the closure of seven retail locations. This increase in margins was also attributable in part to improved pricing strategies and increased sales of higher margin mattresses. SG&A increased $10,071, primarily due to increased store count as each additional store opening or acquisition results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing. On a comparable store basis, SG&A as a percentage of sales decreased 1.1 percentage points to 49.2% for fiscal 2012 as compared to the fiscal 2011 due to increased sales leveraging fixed costs and improved operating efficiencies.  Comparable stores had operating income of $40 for fiscal 2012, essentially breaking even for the first time on an annual basis, as compared to a loss of $2,011, or 1.6% of sales, for fiscal 2011. In all other stores, the operating loss was $2,107, or 6.7%, of sales, for fiscal 2012, as compared to $2,432, or 5.1%, of sales for fiscal 2011.

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

Retail Comparable Store Sales Increases (Decreases)

	Delivered	Written

Fiscal 2012	9.1%	10.6%
Fiscal 2011	4.8%	2.9%
Fiscal 2010	-4.7%	-1.3%

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers as of November 24, 2012, November 26, 2011, and November 27, 2010, was as follows:

	2012	2011	2010

Year end retail backlog	$18,180	$14,101	$13,689
Retail backlog per open store	$343	$288	$291

Investment and Real Estate Segment and Other Items Affecting Net Income (Loss)

At November 24, 2012, our investments and real estate segment consists of our equity investment in Zenith, and our investments in retail real estate related to current and former licensee stores.  Previously, this segment had also included our investments in marketable securities (which were liquidated during the fourth quarter of fiscal 2012), our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”, which was fully impaired during the first quarter of fiscal 2012), and our equity investment in IHFC (sold during the second quarter of fiscal 2011). Although this segment does not have operating earnings, income or loss from the segment is included in other income in our consolidated statements of operations. Our equity investment in IHFC was not included in the identifiable assets of this segment at November 27, 2010 since it had a negative book value and was therefore included in the long-term liabilities section of our consolidated balance sheet. As more fully discussed under “Liquidity and Capital Resources” below, our entire investment in IHFC was sold during the second quarter of 2011 resulting in a gain of $85,542.

We own 49% of Zenith Freight Lines, LLC (“Zenith”), which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers.  We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business.  In addition, Zenith provides home delivery services for several of our Company-owned retail stores.  We believe our partnership with Zenith allows us to focus on our core competencies of manufacturing and marketing home furnishings. Zenith focuses on offering Bassett customers best-of-class service and handling.  We consider the expertise that Zenith exhibits in logistics to be a significant competitive advantage for us.  In addition, we believe that Zenith is well positioned to take advantage of current growth opportunities for providing logistical services to the furniture industry. At November 24, 2012 and November 26, 2011, our investment in Zenith was $6,484 and $6,137, respectively.  During the second quarter of fiscal 2011, we made an additional cash investment of $980, which represented our 49% share of a total $2,000 equity contribution to Zenith to partially fund its acquisition of a warehouse facility.

Investment and real estate income (loss) and other items affecting net income (loss) for fiscal 2012, 2011 and 2010 are as follows:

	2012	2011	2010

Gain on sale of IHFC (1)	$-	$85,542	$-
Income from unconsolidated affiliated companies, net (1)	347	1,840	4,700
Income from Continued Dumping & Subsidy Offset Act (2)	9,010	765	488
Gain on sale of equity securities (3)	-	-	2,024
Other than temporary impairment of investments (4)	(806)	-	-
Interest expense (5)	(295)	(912)	(1,994)
Retail real estate impairment charges (6)	-	(3,953)	-
Lease exit costs (6)	-	(837)	-
Loan and lease guarantee (expense) recovery (7)	41	(1,282)	(1,407)
Gain on mortgage settlements (8)	-	1,305	-
Other	(1,363)	(2,095)	(1,332)

Total income	$6,934	$80,373	$2,479

(1)	See note 11 to the Consolidated Financial Statements for information related to our gain on the sale of IHFC as well as information related to our income from unconsolidated affiliated companies.
(2)	See note 9 to the Consolidated Financial Statements for information related to our income from the Continued Dumping and Subsidy Offset Act (“CDSOA”).
(3)
Represents the gain realized upon the completion of the liquidation of our portfolio of marketable equity securities during the first quarter of fiscal 2010. This liquidation had been initiated during fiscal 2009.

(4)	Represents the full impairment of our investment in Fortress. See note 8 to the Consolidated Financial Statements for additional information.
(5)	Our interest expense consists primarily of interest on our retail real estate mortgage obligations. This expense has been declining steadily as those obligations have been repaid.
(6)	See note 16 to the Consolidated Financial Statements for additional information related to impairment charges and lease exit costs related to our retail real estate.
(7)
Loan and lease guarantee expense consists of adjustments to our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. The recovery (expense) recognized for fiscal 2012, 2011 and 2010 reflects the changes in our estimates of the additional risk that we may have to assume the underlying obligations with respect to our guarantees.

(8)	See note 13 to the Consolidated Financial Statements for information related to the gain on mortgage settlements during fiscal 2011.

Provision for Income taxes

We recorded an income tax provision (benefit) of $(14,699), $4,409 and $(206) in fiscal 2012, 2011 and 2010, respectively.  For fiscal 2012, our effective tax rate of approximately (122.3)% differs from the statutory rate of 35.0% primarily due to the reversal of the majority of the valuation allowance on existing deferred tax assets, resulting in a credit to income of $18,704. For fiscal 2011, our effective tax rate of 7.3% differed from the statutory rate of 35.0% primarily due to our utilization of net operating loss carryforwards and credits to significantly offset the taxable gain on the sale of our investment in IHFC, resulting in a benefit of $6,341 against our tax provision. The benefit recognized in fiscal 2010 arose primarily as a result of the lapse of the statute of limitations on unrecognized state tax benefits, partially offset by the accrual of income taxes to be paid in certain states and penalties associated with certain unrecognized tax benefits. See note 12 to the Consolidated Financial Statements for additional information regarding our income tax provision (benefit), as well as our net deferred tax assets and other matters.

With the release of the majority of the valuation allowance on our deferred tax assets, we now have net deferred tax assets of $17,317 as of November 24, 2012, which, upon utilization, are expected to reduce our cash outlays for income taxes in future years. It will require approximately $49,000 of future taxable income to utilize our net deferred tax assets.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to withstand the current difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

With significant additional liquidity provided by the sale of our interest in IHFC, the final distribution of funds from the CDSOA, and the gradual recovery of our sales from the low point reached during the recession, we have strengthened our balance sheet and have begun to see a return to operating profitability.  Furthermore, the vast majority of the stores that were operated by the licensees experiencing the most severe financial distress have since been taken over by us or closed, resulting in a remaining fleet of licensees which we believe to be considerably more financially sound.

Sale of IHFC & Final Distribution of CDSOA Funds

During the second quarter of fiscal 2012, we received $9,010 representing our share of the final distribution of duties that had been withheld by U.S. Customs and Border Protection under the Continued Dumping and Subsidy Offset Act. See note 9 to the Consolidated Financial Statements for additional information regarding the CDSOA final distribution and claims that could possibly result in the return of some or all of this distribution.

On May 2, 2011, we completed the sale of our investment in IHFC, receiving cash proceeds of $69,152 upon closing and recording a gain of $85,542. During the first quarter of fiscal 2012 we received an additional $1,410 representing our share of the release of a tax indemnification escrow which had been withheld from proceeds at closing.  At November 24, 2012, we still carried a receivable in the amount of $4,695 representing a general indemnification escrow withheld at closing. On December 19, 2012, we received $2,348 for the release of half of the general indemnification escrow, with the remainder, provided it is not used for contingencies, being due for release to us during 2014. Currently, we have no reason to believe that any obligations will arise out of such contingencies and therefore expect that the escrowed funds, along with earnings thereon, will be released to us in their entirety as scheduled. See note 11 to the Consolidated Financial Statements for additional information regarding the sale of IHFC.

With the additional liquidity provided by these events, we have retired certain debt and other long-term obligations, settled various closed stores and idle facilities obligations, resumed paying a quarterly dividend, began buying back stock and paid special dividends of $0.50 per share and $1.25 per share during fiscal 2012, as well as regular and special dividends of $0.10 and $0.50 per share, respectively, during 2011.  We will continue to evaluate appropriate uses of available cash which may include more of such items previously listed along with future working capital needs and investments in new or repositioned Company-owned stores.

Cash Flows

Cash provided by operations during fiscal 2012 was $7,956 compared to cash used in operations of $5,431 during fiscal 2011, representing an improvement of $13,387 in cash flows from operations. Fiscal 2012 included $9,010 received from the final CDSOA distribution while no similar distributions were received during fiscal 2011. The remaining improvement of $4,377 represents improved operations, offset in part by planned investment in additional inventory associated with the launch of new products.

Our overall cash position declined during fiscal 2012 by $24,035. Offsetting the $7,956 of cash provided by operating activities was $28,184 of cash used in financing activities for the payment of regular and special dividends and for the repurchase of common stock. Cash used in investing activities of $3,807 included: investments in property and equipment of $9,000, primarily related to our new store locations and the purchase of a new retail data processing system expected to become operational during the first half of fiscal 2013, partially offset by net proceeds from the liquidation of our remaining portfolio of marketable securities, the release of previously escrowed funds from the sale of IHFC, and collections on our notes receivable.  See our Consolidated Statement of Cash Flows for additional information regarding our sources and uses of cash during fiscal 2012, 2011 and 2010. With cash and cash equivalents of $45,566 on hand at November 24, 2012, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Receivables and Inventory

We recorded $376 of bad debt and notes receivable valuation charges during fiscal 2012 as compared to $13,490 during fiscal 2011, reflecting improved credit positions with our current fleet of licensees. Over the six quarters ended with the second quarter of 2011, we recorded $19,593 of bad debt and notes receivable valuation charges.  The vast majority of these charges related to licensee stores that were closed or taken over.  During that time period, we terminated operating licenses covering 29 stores as these licensees were struggling to meet their obligations to us. Of these 29 stores, 9 were closed and 20 were acquired to be operated as Company-owned stores. Although future store closures and acquisitions are possible, we expect the pace to be significantly less than during that time period.  In addition, we believe the remaining fleet of licensees is more financially sound than those we terminated during that time period. The bad debt and notes receivable valuation charges which we have experienced since the third quarter of 2011 have averaged approximately $140 per quarter.  We believe that this average level of bad debt and notes receivable valuation charges is more indicative of the expected trend of future charges.  See notes 2, 4 and 6 to the Consolidated Financial Statements for additional information regarding our accounts and notes receivable at November 24, 2012 and November 26, 2011.

Certain of our accounts and notes receivable are secured by the filing of security statements in accordance with the Uniform Commercial Code and/or real estate owned by the note holder and in some cases, personal guarantees by our licensees.  Our practice has generally been to work with the store owner to run a going out of business sale and use any proceeds to fund the remaining receivable.  Our success with these events has varied.  However, typically the amounts recovered have not been materially different from the carrying amount of the receivable.  Consequently, we generally have not been required to record significant bad debt expenses upon the conclusion of the event.

Our investment in inventory affects our liquidity in several different ways. First, cash paid for raw materials, labor, and factory overhead for the manufacture or assembly of our domestic inventories is typically paid out well in advance of receiving cash from the sale of these inventories. Payments for our imported inventories are funded much further in advance of receiving cash from the sale of these inventories as compared to our domestically manufactured or assembled inventories.  The length of our import supply chain necessitates complex forecasting of future demand levels and is highly judgmental.  In economic downturns, the speed at which we can respond to decreasing demand is slowed, as we typically have imported inventory in shipment or being manufactured at any given time.  In addition, we may also have inventory commitments under purchase orders that have not begun the manufacturing process.  Consequently, as inventories build temporarily during downturns or as we near new product roll-outs, our liquidity is reduced as we have more cash invested in our products. Second, the availability under our revolving credit facility is impacted by changes in our inventory balances.  Lastly, if we fail to respond to changes in consumer tastes quickly enough, inventories may build and decrease our liquidity. See note 5 to the Consolidated Financial Statements for additional information regarding the composition of our inventories as well as our reserves for excess quantities and obsolete items.

The activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance at November 27, 2010	$1,519	$209	$1,728
Additions charged to expense	688	272	960
Write-offs	(1,220)	(293)	(1,513)
Balance at November 26, 2011	987	188	1,175
Additions charged to expense	1,334	443	1,777
Write-offs	(1,606)	(257)	(1,863)
Balance at November 24, 2012	$715	$374	$1,089

The increase in additions charged to expense for fiscal 2012 over 2011 is primarily related to reserves taken on discontinued products as new product offerings were rolled out during the second half of 2012.

Our estimates and assumptions used in the determination of our inventory reserves have been reasonably accurate in the past. We did not make any significant changes to our methodology for determining inventory reserves in 2012 and do not anticipate that our methodology is reasonably likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

Our annual inventory turnover rate and ending days supply on hand for the years ended November 24, 2012, November 26, 2011 and November 27, 2010 are as follows:

	2012	2011	2010
Consolidated:
Annual inventory turns	2.5	2.9	3.3
Ending days supply on hand	164	131	122

Wholesale segment:
Annual inventory turns	3.9	4.5	5.3
Ending days supply on hand	107	84	77

Retail Segment:
Annual inventory turns	4.1	4.1	3.9
Ending days supply on hand	99	90	105

On a consolidated basis and for the wholesale segment, the reduced inventory turnover rate and increased supply on hand for fiscal 2012 as compared to 2011 is primarily due to an investment in inventory for the HGTV initiative, timing of receipt of certain inventory from Asia, planned increases to support other upholstery growth initiatives, and the increasing proportion of Company-owned BHF stores in the total store network (62% of BHF stores were Company-owned at November 24, 2012 as compared with 56% at November 26, 2011). Inventory sold by our wholesale segment to our retail segment remains on our consolidated balance sheet for a longer period of time. At our retail segment, the turnover rate was consistent for fiscal 2012 as compared to 2011, while the slight increase in days supply on hand is due in part to the acquisition of two Company-owned stores late in the fourth quarter of fiscal 2012.

The decline in consolidated and wholesale inventory turns, along with the related increase in days supply on hand, for fiscal 2011 as compared to 2010 was largely related to our inventory reduction efforts in fiscal 2009 in response to the economic recession. We had reduced inventories to such a low level as we entered fiscal 2010 that, as business began to recover, we experienced stock shortages which impeded our ability to serve our customers.  As a result, we began planned increases in inventory levels during the latter half of 2010.

Debt and Other Obligations

On December 18, 2012, we entered into a new credit facility with our bank extending us a line of credit of up to $15,000.  This new line is secured by our accounts receivable and inventory. The new facility contains certain covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future.

At November 24, 2012, we had $1,966 outstanding under standby letters of credit.

We have two mortgages totaling $3,294 outstanding as of November 24, 2012. We expect to satisfy the remaining mortgage obligations using cash flow from operations or our available cash on hand.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of licensee-owned stores. We had obligations of $72,800 at November 24, 2012 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terns under these lease guarantees range from one to three years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,007 at November 24, 2012.

Dividends and Share Repurchases

During fiscal 2012, four quarterly dividends totaling $2,070 and two special dividends totaling $19,371 were paid to shareholders.  We also repurchased 644,395 shares of our stock for $7,015.  The weighted-average effect of these share repurchases was to increase our basic and diluted earnings per share in 2012 by $0.05 and $0.06, respectively.

Capital Expenditures

We currently anticipate that total capital expenditures for fiscal 2013 will be between $9,000 and $11,000 which will be used primarily for the build out of new stores, remodeling of existing Company-owned stores and the implementation of a new retail store enterprise system.  Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the new stores, our rate of growth, our operating results and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events. We believe that our existing cash, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

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

	2013	2014	2015	2016	2017	Thereafter	Total
Post employment benefit obligations (1)	$1,226	$1,252	$1,158	$1,113	$1,050	$9,320	$15,119
Real estate notes payable	241	258	276	295	315	1,909	3,294
Other obligations & commitments	625	850	800	800	100	500	3,675
Contractual advertising	2,500	2,500	2,500	2,500	-	-	10,000
Interest payable	214	198	180	161	141	340	1,234
Letters of credit	1,966	-	-	-		-	1,966
Operating leases (2)	18,358	14,550	11,983	9,015	6,393	12,501	72,800
Lease guarantees (4)	1,408	407	389	-		-	2,204
Purchase obligations (3)	-	-	-	-		-	-
Total	$26,538	$20,015	$17,286	$13,884	$7,999	$24,570	$110,292

(1)
Does not reflect a reduction for the impact of any company owned life insurance proceeds to be received.  Currently, we have life insurance policies with net death benefits of $4,244 to provide funding for these obligations. See Note 14 to the Consolidated Financial Statements for more information.

(2)	Does not reflect a reduction for the impact of sublease income to be received. See Note 18 to the Consolidated Financial Statements for more information.
(3)
The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods.  At the end of fiscal year 2012, we had approximately $15,240 in open purchase orders, primarily for imported inventories, which are in the ordinary course of business.

(4)	Lease guarantees relate to payments we would only be required to make in the event of default on the part of the guaranteed parties.

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

In 2009, our former vendor, Colonial Trading, Inc. (“Colonial”), filed a lawsuit against us alleging, among other things, breach of contract by the Company after we cancelled orders for cribs following product recalls.  We filed counterclaims for breach of contract and warranty.  On August 1, 2012, a jury returned a verdict in favor of Colonial and in October 2012 judgment was entered in the amount of $1,437. Colonial’s motion for attorney’s fees is pending. Both Bassett and Colonial have appealed; with Bassett seeking a new trial for damages for breach of express warranty, among other things, and Colonial seeking, among other things, to treble its breach of contract damages.  We currently have sufficient reserves to cover the judgment amount.

See Note 9 to our Consolidated Financial Statements regarding claims which could possibly result in the return of all or a portion of the CDSOA final distribution.

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

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received.  During fiscal 2012, 2011 and 2010, there were zero, four and seven dealers, respectively, for which these criteria were not met and therefore revenue was being recognized on a cost recovery basis. As of November 24, 2012 and November 26, 2011, two and four dealers, respectively, remained on the cost recovery basis.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our accounts receivable reserves were $1,789 and $2,092 at November 24, 2012 and November 26, 2011, respectively, representing 10.2% and 12.4% of our gross accounts receivable balances at those dates, respectively.  The allowance for doubtful accounts is based on a review of specifically identified customer accounts in addition to an overall aging analysis. We evaluate the collectibility of our receivables from our licensees and other customers on a quarterly basis based on factors such as their financial condition, our collateral position, potential future plans with licensees and other similar factors. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivable and is adjusted accordingly based on historical experience, current developments and present economic conditions and trends. In the current economic environment, our historical experience with customers carries less weight than in previous years. The timeliness of a licensee’s or customer’s ability to pay us can deteriorate at a much faster pace than in previous years. As such, despite our best efforts, the ultimate precision with respect to our allowance for doubtful accounts is likely to be less when compared to previous periods. Although actual losses have not differed materially from our previous estimates, future losses could differ from our current estimates. Unforeseen events such as a licensee or customer bankruptcy filing could have a material impact on our results of operations. We recorded $376 of bad debt and notes receivable valuation charges during fiscal 2012 as compared to $13,490 during fiscal 2011, reflecting improved credit positions with our current fleet of licensees. Over the six quarters ended with the second quarter of 2011, we recorded $19,593 of bad debt and notes receivable valuation charges.  The vast majority of these charges related to licensee stores that were closed or taken over.  During that time period, we terminated operating licenses covering 29 stores as these licensees were struggling to meet their obligations to us. Of these 29 stores, 9 were closed and 20 were acquired to be operated as Company-owned stores. Although future store closures and acquisitions are possible, we expect the pace to be significantly less than during that time period.  In addition, we believe the remaining fleet of licensees is more financially sound than those we terminated during that time period. The bad debt and notes receivable valuation charges which we have experienced since the third quarter of 2011 have averaged approximately $140 per quarter.  We believe that this average level of bad debt and notes receivable valuation charges is more indicative of the expected trend of future charges.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out method. The cost of imported inventories is determined on a first-in, first-out basis. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required. Our average annual write-offs of excess and obsolete inventory over the past three fiscal years have not materially exceeded the average opening balance of our reserves for that same period.

Valuation Allowance on Deferred Tax Assets –We evaluate our deferred income tax assets to determine if valuation allowances are required or should be adjusted. A valuation allowance is established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. Due to the losses incurred prior to fiscal 2011, we were in a cumulative loss position for the preceding three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data.  While our long-term financial outlook remained positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence.  As a result, we previously recorded a valuation allowance on certain of the deferred tax assets.  In fiscal 2011, due to the gain recognized on the sale of our interest in IHFC, we were able to utilize net operating loss carryforwards and credits to significantly offset the taxable gain, resulting in a significant reduction of the valuation allowances. However, as the gain on the sale of IHFC did not represent a source of recurring future taxable income, we continued to record a valuation allowance against substantially all of our deferred tax assets as of November 26, 2011. Due to our positive earnings during fiscal 2012, and the absence of any significant negative evidence to the contrary, we have concluded that we can rely on our positive long-term outlook and forecasts as to future taxable income in evaluating our ability to realize our deferred tax assets. Accordingly, the reserve against the majority of our deferred tax assets was removed in fiscal 2012, resulting in a credit to income of $18,704, which is included in our net income tax benefit for the year. The remaining valuation allowance of $908 is primarily related to state net operating loss carryforwards for which it is currently considered to be more likely than not that they will not be utilized prior to their expiration.

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

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, the goodwill impairment test consists of a two-step process, if necessary. However, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and our goodwill is considered to be unimpaired.  However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the two-step process.

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

Impairment of Long-Lived Assets - We periodically evaluate whether events or circumstances have occurred that indicate long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. When analyzing our real estate properties for potential impairment, we consider such qualitative factors as our experience in leasing and/or selling real estate properties as well as specific site and local market characteristics. Upon the closure of a Bassett Home Furnishings store, we generally write off all tenant improvements which are only suitable for use in such a store.

Recent Accounting Pronouncements

See note 2 to our Consolidated Financial Statements regarding the impact or potential impact of recent accounting pronouncements upon our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars would not be material to our results from operations in fiscal 2013.

We are exposed to market risk from changes in the cost of raw materials used in our manufacturing processes, principally wood, woven fabric, and foam products.  A recovery in home construction could result in increases in wood and fabric costs from current levels, and the cost of foam products, which are petroleum-based, is sensitive to changes in the price of oil.

We have potential exposure to market risk related to the current weakness in the commercial real estate market.   Our retail real estate holdings of $12,736 and $16,657 at November 24, 2012 and November 26, 2011, respectively, for stores currently or formerly operated by licensees as well as our holdings of $29,043 and $26,774 at November 24, 2012 and November 26, 2011, respectively, for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties in the current market. Additionally, if we are required to assume responsibility for payment under the lease obligations of $2,007 and $2,515 which we have guaranteed on behalf of licensees as of November 24, 2012 and November 26, 2011, respectively, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

	Number of Locations	Aggregate Square Footage	Net Book Value (in thousands)

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	11	276,887	$29,043

Investment real estate:
Leased to operating licensee	1	18,000	3,841
Leased to others	3	67,521	6,726
Available for sale or lease	1	26,500	1,840
Other (2)	-	-	329

Total included in retail real estate	5	112,021	12,736

Total Company investment in retail real estate	16	388,908	$41,779

  (1) Includes two properties encumbered under mortgages totaling $3,294 at November 24, 2012.
  (2) Consists of leasehold improvements in locations leased by the Company and subleased to licensees.

We are no longer exposed to market risk for changes in the market prices of our marketable securities due to the liquidation of our portfolio during the fourth quarter of fiscal 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Bassett Furniture Industries, Incorporated and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated and Subsidiaries as of November 24, 2012 and November 26, 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended November 24, 2012. Our audits also included Financial Statement Schedule II – Analysis of Valuation and Qualifying Accounts. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of International Home Furnishings Center, Inc. (a corporation in which the Company had a 47% interest until it was sold on May 2, 2011) for each of the two years in the period ended November 26, 2011 have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for International Home Furnishings Center, Inc., is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in International Home Furnishings Center, Inc. is stated at $(7,356,000) at November 27, 2010.  In the consolidated financial statements, the Company’s equity in the net income of International Home Furnishings Center, Inc. is stated at $1,832,000 and $4,535,000 for the years ended November 26, 2011 and November 27, 2010.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bassett Furniture Industries, Incorporated and subsidiaries at November 24, 2012 and November 26, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 24, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bassett Furniture Industries, Incorporated and Subsidiaries’ internal control over financial reporting as of November 24, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 4, 2013

Consolidated Balance Sheets
Bassett Furniture Industries, Incorporated and Subsidiaries
November 24, 2012 and November 26, 2011
(In thousands, except share and per share data)

	2012	2011
Assets
Current assets
Cash and cash equivalents	$45,566	$69,601
Accounts receivable, net of allowance for doubtful accounts of $1,789 and $2,092 as of November 24, 2012 and November 26, 2011, respectively	15,755	14,756
Inventories	57,916	45,129
Deferred income taxes, net	6,832	393
Other current assets	6,439	10,324
Total current assets	132,508	140,203

Property and equipment, net	56,624	49,946

Other long-term assets
Retail real estate	12,736	16,257
Deferred income taxes, net	10,485	767
Other	14,827	16,001
Total other long-term assets	38,048	33,025
Total assets	$227,180	$223,174

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,405	$18,821
Accrued compensation and benefits	6,926	7,201
Customer deposits	12,253	9,238
Dividends payable	542	6,063
Other accrued liabilities	10,454	10,504
Total current liabilities	52,580	51,827

Long-term liabilities
Post employment benefit obligations	11,577	11,226
Real estate notes payable	3,053	3,662
Other long-term liabilities	2,690	4,024
Total long-term liabilities	17,320	18,912

Commitments and Contingencies

Stockholders’ equity
Common stock, $5 par value; 50,000,000 shares authorized; issued and outstanding 10,836,840 at November 24, 2012 and 11,342,332 at November 26, 2011	54,184	56,712
Retained earnings	104,319	96,331
Accumulated other comprehensive loss	(1,223)	(608)
Total stockholders' equity	157,280	152,435
Total liabilities and stockholders’ equity	$227,180	$223,174

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Consolidated Statements of Operations
Bassett Furniture Industries, Incorporated and Subsidiaries
For the years ended November 24, 2012, November 26, 2011, and November 27, 2010
(In thousands, except per share data)

	2012	2011	2010

Net sales	$269,672	$253,208	$235,254
Cost of sales	128,350	125,642	122,566
Gross profit	141,322	127,566	112,688

Selling, general and administrative expenses excluding bad debt and notes receivable valuation charges	134,796	122,023	110,808
Bad debt and notes receivable valuation charges	376	13,490	6,567
Licensee debt cancellation charges	-	6,447	-
Restructuring and impairment charges	711	2,500	-
Lease exit costs	359	3,728	-

Income (loss) from operations	5,080	(20,622)	(4,687)

Gain on sale of affiliate	-	85,542	-
Income from Continued Dumping & Subsidy Offset Act	9,010	765	488
Income from investments	453	163	2,325
Other than temporary impairment of investments	(806)	-	-
Income from unconsolidated affiliated companies, net	347	1,840	4,700
Interest expense	(295)	(912)	(1,994)
Retail real estate impairment charges	-	(3,953)	-
Other loss, net	(1,775)	(3,072)	(3,040)

Income (loss) before income taxes	12,014	59,751	(2,208)

Income tax benefit (provision)	14,699	(4,409)	206
Net income (loss)	$26,713	$55,342	$(2,002)

Net income (loss) per share
Basic income (loss) per share	$2.43	$4.84	$(0.17)
Diluted income (loss) per share	$2.41	$4.79	$(0.17)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income
Bassett Furniture Industries, Incorporated and Subsidiaries
For the years ended November 24, 2012, November 26, 2011, and November 27, 2010
(In thousands)

	2012	2011	2010

Net income (loss)	$26,713	$55,342	$(2,002)
Other comprehensive loss:
Actuarial adjustment to supplemental executive retirement defined benefit plan (SERP)	(656)	(619)	(666)
Income taxes related to SERP	277	486	-
Net change in unrealized holding gains	(211)	(73)	(1,879)
Income taxes related to unrealized holding gains	(25)	25	-

Other comprehensive income loss, net of tax	(615)	(181)	(2,545)

Total comprehensive income (loss)	$26,098	$55,161	$(4,547)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows
Bassett Furniture Industries, Incorporated and Subsidiaries
For the years ended November 24, 2012, November 26, 2011, and November 27, 2010
(In thousands)

	2012	2011	2010
Operating activities:
Net income (loss)	$26,713	$55,342	$(2,002)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,473	5,514	5,966
Equity in undistributed income of investments and unconsolidated affiliated companies	(347)	(1,840)	(4,737)
Provision for restructuring and asset impairment charges	711	2,500	-
Licensee debt cancellation charges	-	6,447	-
Lease exit costs	359	2,228	-
Provision for lease and loan guarantees	(41)	1,283	1,407
Provision for losses on accounts and notes receivable	376	13,490	6,567
Other than temporary impairment of investments	806	-	-
Gain on sale of equity securities	-	-	(2,024)
Gain on mortgage settlement	-	(1,305)	-
Gain on sale of affiliate	-	(85,542)	-
Impairment and lease exit charges on retail real estate	-	4,790	-
Deferred income taxes	(15,822)	236	-
Other, net	642	214	256
Changes in operating assets and liabilities
Accounts receivable	(2,967)	1,034	(4,467)
Inventories	(11,307)	299	(5,443)
Other current assets	(276)	2,300	5,262
Accounts payable and accrued liabilities	3,636	(12,421)	7,003
Net cash provided by (used in) operating activities	7,956	(5,431)	7,788

Investing activities:
Purchases of property and equipment	(9,000)	(4,168)	(2,013)
Proceeds from sales and condemnation of property and equipment	19	211	4,247
Acquisition of retail licensee stores	(549)	-	(378)
Proceeds from sale of affiliate	1,410	69,152	-
Release of collateral restrictions on cash equivalents	-	11,240	-
Proceeds from sales of investments	4,854	3,297	9,101
Purchases of investments	(1,781)	(3,132)	(8,851)
Dividends from affiliates	-	3,756	937
Equity contribution to affiliate	-	(980)	-
Cash received on notes receivable	1,240	127	494
Net cash provided by (used in) investing activities	(3,807)	79,503	3,537

Financing activities:
Net repayments under revolving credit facility	-	-	(15,000)
Repayments of real estate notes payable	(570)	(8,647)	(7,530)
Repayments of other notes	-	(3,406)	(1,087)
Issuance of common stock	842	170	142
Repurchases of common stock	(7,015)	(2,964)	-
Cash dividends	(21,441)	(695)	-
Net cash used in financing activities	(28,184)	(15,542)	(23,475)
Change in cash and cash equivalents	(24,035)	58,530	(12,150)
Cash and cash equivalents - beginning of year	69,601	11,071	23,221
Cash and cash equivalents - end of year	$45,566	$69,601	$11,071

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity
Bassett Furniture Industries, Incorporated and Subsidiaries
For the years ended November 24, 2012. November 26, 2011, and November 27, 2010
(In thousands, except share and per share data)

	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive
	Shares	Amount	capital	earnings	income (loss)	Total

Balance, November 28, 2009	11,454,716	$57,274	$481	$50,461	$2,118	$110,334

Comprehensive loss
Net loss	-	-	-	(2,002)	-	(2,002)
Actuarial adjustment to SERP	-	-	-	-	(666)	(666)
Net change in unrealized holding gains	-	-	-	-	(1,879)	(1,879)
Total comprehensive loss						(4,547)
Issuance of common stock	104,258	521	(379)	-	-	142
Stock-based compensation	-	-	376	-	-	376

Balance, November 27, 2010	11,558,974	57,795	478	48,459	(427)	106,305

Comprehensive income
Net income	-	-	-	55,342	-	55,342
Actuarial adjustment to SERP	-	-	-	-	(133)	(133)
Net change in unrealized holding gains	-	-	-	-	(48)	(48)
Total comprehensive income						55,161
Regular dividends ($0.10 per share)	-	-	-	(1,092)	-	(1,092)
Special dividend ($0.50 per share)	-	-	-	(5,665)	-	(5,665)
Issuance of common stock	154,158	771	(506)	-	-	265
Purchase and retirement of common stock	(370,800)	(1,854)	(398)	(713)	-	(2,965)
Stock-based compensation	-	-	426	-	-	426

Balance, November 26, 2011	11,342,332	56,712	-	96,331	(608)	152,435

Comprehensive income
Net income	-	-	-	26,713	-	26,713
Actuarial adjustment to SERP, net of tax	-	-	-	-	(379)	(379)
Net change in unrealized holding gains, net of tax	-	-	-	-	(236)	(236)
Total comprehensive income						26,098
Regular dividends ($0.20 per share)	-	-	-	(2,214)	-	(2,214)
Special dividend ($1.25 per share)	-	-	-	(13,706)	-	(13,706)
Issuance of common stock	138,903	694	352	-	-	1,046
Purchase and retirement of common stock	(644,395)	(3,222)	(988)	(2,805)	-	(7,015)
Stock-based compensation	-	-	636	-	-	636

Balance, November 24, 2012	10,836,840	$54,184	$-	$104,319	$(1,223)	$157,280

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements
(In thousands, except share and per share data)

1.  Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, the “Company”) based in Bassett, Va., is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s full range of furniture products and accessories, designed to provide quality, style and value, are sold through an exclusive nation-wide network of 86 retail stores known as Bassett Home Furnishings (referred to as “BHF”). Of the 86 stores, the Company owns and operates 53 stores (“Company-owned retail stores”) with the other 33 being independently owned (“licensee operated”).  We also distribute our products through other multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants.

The Company sourced approximately 50% of its wholesale products to be distributed through the store network from various countries, with the remaining volume produced at its two domestic manufacturing facilities.

2.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year ends on the last Saturday in November, which periodically results in a 53-week year. Fiscal 2012, 2011, and 2010 each contained 52 weeks.  The Consolidated Financial Statements include the accounts of Bassett Furniture Industries, Incorporated and our majority-owned subsidiaries for whom we have operating control.  All significant intercompany balances and transactions are eliminated in consolidation. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2012, 2011 and 2010 are to Bassett's fiscal year ended November 24, 2012, November 26, 2011 and November 27, 2010, respectively.  References to the “ASC” included hereinafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board as the source of authoritative GAAP.

For comparative purposes, certain amounts in the 2011 and 2010 financial statements have been reclassified to conform to the 2012 presentation.

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

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. SAB 104 further asserts that if collectability of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received.  During fiscal 2012, 2011 and 2010 there were two, four and seven dealers, respectively, for which these criteria were not met and therefore revenue was being recognized on a cost recovery basis. As of November 24, 2012, November 26, 2011, and November 27, 2010 there were zero, two, and seven dealers, respectively, that remained on the cost recovery basis.  The cumulative amount of deferred gross profit is carried in the accompanying balance sheets as a reduction of gross accounts receivable until payment is received.  The following table details the reduction of gross accounts receivable related to deferred gross profit:

	November 24, 2012	November 26, 2011	November 27, 2010

Reduction of gross accounts receivable	$-	$-	$494

The following table details the total revenue and cost deferred for each fiscal year, prior to any subsequent recognition due to the transaction meeting the revenue recognition requirements:

	2012	2011	2010

Revenue deferred	$-	$1,678	$947

Cost deferred	$-	$1,175	$663

Cash Equivalents

The Company considers cash on hand, demand deposits in banks and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Supplemental Cash Flow Information

In addition to the amounts paid, net of cash acquired, for the acquisition of licensee stores reported under investing activities in our consolidated statements of cash flows, the majority of such acquisitions were funded primarily through non-cash transactions in which receivables due from the licensees were settled in exchange for certain inventory and property and equipment of the licensees as well as the assumption of certain liabilities.  The value of the non-cash portion of such transactions was $1,592, $2,298 and $2,751 for 2012, 2011, and 2010, respectively.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Accounts Receivable

Substantially all of our trade accounts receivable is due from customers located within the United States. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. The majority of our trade accounts receivable and allowance for doubtful accounts are attributable to amounts owed to us by our licensees, with the remaining receivables due primarily from national account customers and traditional distribution channel customers.  The percentages of our trade accounts receivable and related allowance for doubtful accounts owed to us by our licensees were as follows at November 24, 2012 and November 26, 2011:

	2012	2011
Portion of trade accounts receivable owed by licensees	52%	67%
Portion of allowance for doubtful accounts attributable to licensees	84%	79%

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

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable and financial guarantees subject us to credit risk partially due to the concentration of amounts due from and guaranteed on behalf of independent licensee customers. At November 24, 2012 and November 26, 2011, our aggregate exposure from receivables and guarantees related to customers consisted of the following:

	2012	2011
Accounts receivable, net of allowances (Note 4)	$15,755	$14,756
Notes receivable, net of allowances (Note 6)	636	1,877
Contingent obligations under lease and loan guarantees, less amounts recognized (Note 18)	1,684	2,193
Total credit risk exposure related to customers	$18,075	$18,826

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

At November 24, 2012 approximately 12% of the aggregate risk exposure, net of reserves, shown above was attributable to one licensee. At November 26, 2011, approximately 20% of the aggregate risk exposure, net of reserves, shown above was attributable to two licensees accounting for approximately 10% each. In fiscal 2012, 2011 and 2010, no customer accounted for more than 10% of total net sales.

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $6,121, $6,598, and $5,350 in fiscal 2012, 2011, and 2010, respectively.

Inventories

Inventories (retail merchandise, finished goods, work in process and raw materials) are stated at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the last-in, first-out (“LIFO”) method because we believe this methodology provides better matching of revenue and expenses. The cost of imported inventories is determined on a first-in, first-out (“FIFO”) basis. Inventories accounted for under the LIFO method represented 18% and 15% of total inventory before reserves at November 24, 2012 and November 26, 2011, respectively. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

Retail Real Estate

Retail real estate is comprised of owned and leased properties which have been utilized by licensee operated BHF stores, including properties which are now leased or subleased to non-licensee tenants or are currently vacant. These properties are located in high traffic, upscale locations that are normally occupied by large successful national retailers. This real estate is stated at cost less accumulated depreciation and is depreciated over the useful lives of the respective assets utilizing the straight line method. Buildings and improvements are generally depreciated over a period of 10 to 39 years.  Leasehold improvements are amortized based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter.  As of November 24, 2012 and November 26, 2011, the cost of retail real estate included land totaling $4,602 and $5,731, respectively, and building and leasehold improvements of $12,680 and $15,431, respectively. As of November 24, 2012 and November 26, 2011, accumulated depreciation of retail real estate was $4,547 and $4,905, respectively. Depreciation expense was $501, $876, and $1,306 in fiscal 2012, 2011, and 2010, respectively.  Impairment charges related to retail real estate totaled $3,953 for 2011 and are included in retail real estate impairment charges in other income, a component of non-operating expense in our Consolidated Statements of Operations.  There were no retail real estate impairment charges in 2010 and 2012.

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

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, the goodwill impairment test consists of a two-step process, if necessary. However, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and our goodwill is considered to be unimpaired.  However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the two-step process.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

The first step compares the carrying value of each reporting unit that has goodwill with the estimated fair value of the respective reporting unit.  Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, the second step is performed whereby we must calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit.  This second step represents a hypothetical application of the acquisition method of accounting as if we had acquired the reporting unit on that date. Our impairment methodology uses a discounted cash flow analysis requiring certain assumptions and estimates to be made regarding future profitability of the reporting unit and industry economic factors.  While we believe such assumptions and estimates are reasonable, the actual results may differ materially from the projected amounts.  As of November 24, 2012 and November 26, 2011, goodwill of $1,731 and $435, respectively, all resulting from the acquisition of retail stores (see Note 10) is included in other assets in the accompanying balance sheet.  Based on our qualitative assessment as described above, we have concluded that this goodwill is not impaired.

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

When analyzing our real estate properties for potential impairment, we consider such qualitative factors as our experience in leasing and/or selling real estate properties as well as specific site and local market characteristics. Upon the closure of a Bassett Home Furnishings store, we generally write off all tenant improvements which are only suitable for use in such a store.

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

We evaluate our deferred income tax assets to determine if valuation allowances are required or should be adjusted. A valuation allowance is established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.  See Note 12.

Shipping and Handling Costs

Costs incurred to deliver wholesale merchandise to customers are recorded in selling, general and administrative expense and totaled $13,548, $13,680, and $13,308 for fiscal 2012, 2012 and 2010, respectively. Costs incurred to deliver retail merchandise to customers are also recorded in selling, general and administrative expense and totaled $9,957, $7,452, and $4,721 for fiscal 2012, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred and are included in selling, general and administrative expenses. Advertising costs totaled $13,296, $10,399, and $8,462 in fiscal 2012, 2011, and 2010, respectively.

Business Insurance Reserves

We have self-funded insurance programs in place to cover workers’ compensation and health insurance. For the period from July 2011 through June 2012, workers’ compensation was covered under a guaranteed cost program. These insurance programs are subject to various stop-loss limitations and are partially re-insured through a captive insurance program. We accrue estimated losses using historical loss experience. Although we believe that the insurance reserves are adequate, the reserve estimates are based on historical experience, which may not be indicative of current and future losses. We adjust insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.

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

In June 2011, the FASB issued ASU No. 2011-05, which updated the guidance in ASC Topic 220, Comprehensive Income. Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and early application is permitted. In December of 2011, the FASB issued ASU No. 2011-12, which defers only those provisions within ASU 2011-05 pertaining to reclassification adjustments out of accumulated other comprehensive income. We have adopted this guidance, except for those provisions deferred by ASU 2011-12, will become effective for us as of the end of our 2012 fiscal year. We have elected to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate but consecutive statements. The adoption of this guidance did not have an impact on our financial position or results of operations.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

3.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of the following, net of taxes:

	November 24, 2012	November 26, 2011

Actuarial adjustment to SERP	$(1,066)	$(656)
Unrealized holding gains	-	236
Excess of additional pension liability over unamortized transition obligation	(157)	(188)
	$(1,223)	$(608)

4.  Accounts Receivable

Accounts receivable consists of the following:

	November 24, 2012	November 26, 2011
Gross accounts receivable	$17,544	$16,848
Allowance for doubtful accounts	(1,789)	(2,092)
Net accounts receivable	$15,755	$14,756

Activity in the allowance for doubtful accounts was as follows:

	2012	2011

Balance, beginning of the year	$2,092	$7,366
Additions charged to expense	377	8,778
Write-offs	(680)	(14,052)
Balance, end of the year	$1,789	$2,092

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

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

5. Inventories

Inventories consist of the following:

	November 24, 2012	November 26, 2011
Wholesale finished goods	$33,110	$26,873
Work in process	273	222
Raw materials and supplies	8,586	5,660
Retail merchandise	23,938	20,504
Total inventories on first-in, first-out method	65,907	53,259
LIFO adjustment	(6,902)	(6,955)
Reserve for excess and obsolete inventory	(1,089)	(1,175)
	$57,916	$45,129

We source a significant amount of our wholesale product from other countries.  During 2012, 2011 and 2010, purchases from our two largest vendors located in China and Vietnam were $23,416, $24,996 and $24,229 respectively.

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance at November 27, 2010	$1,519	$209	$1,728
Additions charged to expense	688	272	960
Write-offs	(1,220)	(293)	(1,513)
Balance at November 26, 2011	987	188	1,175
Additions charged to expense	1,334	443	1,777
Write-offs	(1,606)	(257)	(1,863)
Balance at November 24, 2012	$715	$374	$1,089

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

6. Notes Receivable

Our notes receivable, included in other long-term assets in our consolidated balance sheets,  consist of the following:

	November 24, 2012	November 26, 2011
Notes receivable	$4,775	$6,017
Allowance for doubtful accounts and discounts on notes receivable	(4,139)	(4,140)
Notes receivable, net	636	1,877
Less: current portion of notes receivable	(35)	(75)
Long term notes receivable	$601	$1,802

Our notes receivable, which bear interest at rates ranging from 2% to 6%, consist primarily of amounts due from current or former licensees from loans made by the Company to help licensees fund their operations.  Approximately 54% and 43% of our notes receivable represent conversions of past due accounts receivable at November 24, 2012 and November 26, 2011, respectively.  We have discontinued these conversions and have no plans to resume this practice. Interest income on the notes receivable, which is included in other income (loss), net, was as follows:

	2012	2011	2010
Interest income	$85	$129	$463

The initial carrying value of the notes receivable was determined using present value techniques which consider the fair market rate of interest based on the licensee’s risk profile and estimated cash flows to be received. The estimated fair value of our notes receivable portfolio approximates the carrying value of the notes at November 24, 2012 and November 26, 2011.  The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures.  See Note 8.

Substantially all of our notes receivable comprise a single portfolio segment of financing receivables consisting of notes receivable from current and former licensees. These notes receivable are evaluated in three classes – those due from current licensees, those due from former licensees which are secured by real estate, and those due from former licensees which are unsecured. We periodically examine these notes receivable for evidence of impairment.

With respect to current licensees,  we consider factors such as licensee capitalization, projected operating performance, the viability of the market in which the licensee operates and the licensee’s operating history, including our cash receipts from the licensee, licensee sales and any underlying collateral.  At November 24, 2012 and November 26, 2011, all notes due from current licensees were fully reserved, and interest income on those notes for the 2012, 2011 and 2010 fiscal years was recognized only on a cash basis.

Our evaluation of former licensees is primarily based upon payment history and an evaluation of the underlying collateral. After considering these factors, should we believe that all or a portion of the expected cash flows attributable to the note receivable will not be received, we record an impairment charge on the note by estimating future cash flows and discounting them at the effective interest rate.  At November 24, 2012 and November 26, 2011, the carrying amount of notes receivable from former licensees, net of reserves and discounts, was $583 and $1,682. One note due from a former licensee was collected in full during the fourth quarter of fiscal 2012. The remaining note is secured by a second mortgage lien on real estate.

Any difference between the estimated discounted cash flows and the carrying value of these notes is recorded as an increase to the allowance for doubtful accounts.  Notes receivable are charged off if they are deemed to be uncollectible with no recoverable collateral value. Each note is evaluated individually using the criteria described above as applicable to its respective class.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Activity in the allowance for doubtful accounts and discounts was as follows:

	2012	2011

Balance, beginning of the year	$4,140	$6,748
Additions charged (credited) to expense	(1)	4,712
Write-offs	-	(7,292)
Amortization of discounts	-	(28)
Balance, end of the year	$4,139	$4,140

These notes receivable, as well as our accounts receivable, are generally secured by the filing of security statements in accordance with the Uniform Commercial Code and/or real estate owned by the maker of the note and in some cases, personal guarantees by our licensees.

7.  Property and Equipment
Property and equipment consist of the following:

	November 24, 2012	November 26, 2011
Land	$11,926	$10,750
Buildings and leasehold improvements	71,207	66,113
Machinery and equipment	65,024	66,961
	148,157	143,824
Less accumulated depreciation	(91,533)	(93,878)
	$56,624	$49,946

Depreciation expense for property and equipment was $5,127, $4,837, and $4,917, in fiscal 2012, 2011, and 2010, respectively, and is primarily included in our selling, general and administrative expenses related to our retail segment. The net book value of property and equipment utilized by Company-owned stores at November 24, 2012 and November 26, 2011 was $44,620 and $39,317, respectively.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

8. Financial Instruments, Investments and Fair Value Measurements

Financial Instruments
Our financial instruments include cash and cash equivalents, accounts receivable, notes receivable, investment securities, cost and equity method investments, accounts payable and long-term debt. Because of their short maturities, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. Our cost and equity method investments generally involve entities for which it is not practical to determine fair values.

Investments

Prior to November 24, 2012, our investments consisted of a portfolio of marketable securities and our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”), During the fourth quarter of fiscal 2012 we liquidated our entire portfolio of marketable securities, resulting in a net gain of $313 which is included in income from investments in our accompanying consolidated statement of operations for the year ended November 24, 2012. Our marketable securities had been classified as available-for-sale and were marked to market and recorded at their fair value. We measure the fair value of our marketable securities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Our available-for-sale securities at November 26, 2011, included in other current assets in our accompanying consolidated balance sheet, were as follows:

	Cost	Gross Unrealized		Market
	Basis	Gains	Losses	Value

Bond mutual funds	$1,175	$149	$(4)	$1,320
Government agency obligations	908	38	-	946
US Treasury Obligations	648	26	(1)	673
	$2,731	$213	$(5)	$2,939

Prior to the liquidation of our available for sale securities, unrealized holding gains and losses, net of the related income tax effect, had been excluded from income and were reported as other comprehensive income in stockholders’ equity. At November 26, 2011, accumulated other comprehensive loss in our consolidated balance sheet included unrealized holding gains, net of tax, of $236. Realized gains and losses from securities classified as available-for-sale were determined using the specific identification method for ascertaining the cost of securities sold.

The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income.  Realized earnings were $453, $163 and $2,272 for fiscal 2012, 2011, and 2010 respectively.  Realized earnings for the year ended November 24, 2012 include $208 of gains previously recorded in other comprehensive income. These amounts are recorded in income (loss) from investments in our consolidated statements of operations.

Our investment in Fortress has been valued at fair value primarily based on the net asset values which are determined by the fund manager, less a discount for illiquidity.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. At November 26, 2011 the fair value of Fortress was $806 and is included in other long-term assets in our accompanying consolidated balance sheet. Due to significant declines in net asset values during the first quarter of fiscal 2012, the highly illiquid nature of the investment, and the high degree of uncertainty regarding our ability to recover our investment in the foreseeable future, we have fully impaired the carrying amount of this investment resulting in a charge of $806 during the year ended November 24, 2012, which is reported as other than temporary impairment of investments in the consolidated statement of operations.

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

All of our fair value measurements are based upon Level 3 inputs, with our investment in Fortress having been the only asset measured at fair value on a recurring basis.

The table below provides a reconciliation of all assets measured at fair value on a recurring basis which use level three or significant unobservable inputs for the period of November 26, 2011 to November 24, 2012.

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3 Inputs)

Balance at November 26, 2011	$806

Total gains (losses) included in earnings related to change in underlying net assets	(806)

Balance November 24, 2012	$-

The carrying values and approximate fair values of financial instruments as of November 24, 2012 and November 26, 2011 were as follows:

	November 24, 2012		November 26, 2011
	Carrying value	Fair value	Carrying value	Fair value
Assets:
Cash and cash equivalents	$45,566	$45,566	$69,601	$69,601
Accounts receivable, net	15,755	15,755	14,756	14,756
Notes receivable, net	636	636	1,877	1,877
Investments, including marketable securities	-	-	2,939	2,939

Liabilities:
Accounts payable	$22,405	$22,405	$18,821	$18,821
Real estate notes payable	3,294	3,668	3,864	3,804
Lease/loan guarantee reserves	347	347	508	508

9. Income from the Continued Dumping and Subsidy Offset Act

During the year ended November 24, 2012,  the U.S. Customs and Border Protection (“Customs”) made a distribution to us of $9,010 representing our share of the final distribution of duties that have been withheld by Customs under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). We have received annual distributions in past years under the CDSOA as a result of our support of an antidumping petition on imports of wooden bedroom furniture from China, such distributions having been recognized in income during the fourth quarter of each fiscal year when our annual share was determined. Income from such distributions recognized during fiscal 2011 and 2010 was $765 and $488, respectively. Certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the United States Court of International Trade challenging the CDSOA's “support requirement” and seeking to share in the distributions. As a result, Customs held back a portion of those distributions (“the Holdback”) pending resolution of the Non-Supporting Producers' claims. The Court of International Trade dismissed all of the actions of the Non-Supporting Producers, who appealed to the United States Court of Appeals for the Federal Circuit (“the Court of Appeals”). While the Court of Appeals denied the Non-Supporting Producers request for an injunction to block the final distribution of the Holdback and allowed Customs to distribute the funds in April of 2012, the appeal is still pending before the court. Should the Court of Appeals reverse the decisions of the United States Court of International Trade which ordered the release of the final distribution, it is possible that Customs may seek to have us return all or a portion of our share of the distribution.

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

During fiscal 2012, we acquired one store located in Knoxville, Tennessee and two stores in the Orange County, California market. In each case our licensees desired to exit those markets. The acquisition price for the Knoxville store was $673, funded through the exchange of $485 in cash and $188 in existing accounts receivable for the net assets acquired from the licensee plus recognized goodwill of $375. The acquisition price for the two Orange County stores was $1,468, funded through the exchange of $64 in cash and $1,404 in existing accounts receivable for the net assets acquired plus recognized goodwill of $921.

During fiscal 2011, we acquired nine retail stores, operated by 4 licensees, in Nevada, Virginia, Ohio, Kentucky and Connecticut. These stores were acquired pursuant to strict foreclosure and settlement agreements on the underlying assets subject to the terms of our security agreements with the licensees.  These acquisitions were funded through the exchange of existing accounts receivable for the net assets acquired from the licensee.

During fiscal 2010, we acquired eleven retail stores, operated by eight licensees, in Maryland, Missouri, Illinois, New York, Alabama, Mississippi, California, Delaware and North Carolina. Nine stores were acquired pursuant to strict foreclosure and settlement agreements on the underlying assets subject to the terms of our security agreements with the licensees. One store was acquired from a licensee following its request for a buyout where we already owned the real estate. Another acquired location had been previously closed and liquidated by the former licensee.

Our acquisitions were accounted for in accordance with ASC Topic 805, Business Combinations. The following table summarizes the net assets acquired and consideration given in the store acquisitions:

	2012	2011	2010
Net assets acquired:
Inventory	$1,480	$3,618	$3,319
Property and equipment/other	592	1,293	3,113
Goodwill	1,296	-	435
Customer deposits and other accrued expenses	(1,227)	(2,613)	(3,738)

Total net assets acquired	$2,141	$2,298	$3,129

Consideration given:
Accounts receivable	$1,592	$2,298	$2,751
Cash	549	-	378

Total consideration	$2,141	$2,298	$3,129

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

	2012	2011	2010
Net sales	$1,646	$11,264	$16,507
Operating losses	(62)	(874)	(1,972)

In connection with both the Knoxville and Orange County market store acquisitions, we recognized $1,296 of goodwill, primarily associated with the strength of the local market and the general health of the stores at the time of acquisition. The carrying value of our goodwill, which is included in other long-term assets in the accompanying consolidated balance sheets, by segment and the activity for fiscal 2012 and 2011 is as follows:

	Wholesale	Retail	Total

Balance as of November 27, 2010	$276	$159	$435
Goodwill from store acquisitions	-	-	-
Impairment charge	-	-	-

Balance as of November 26, 2011	276	159	$435
Goodwill from store acquisitions	853	443	1,296
Impairment charge	-	-	-

Balance as of November 24, 2012	$1,129	$602	$1,731

We perform our annual goodwill impairment review as of the beginning of our fiscal fourth quarter.  No impairment charges have been required since fiscal 2009.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

11. Unconsolidated Affiliated Companies

International Home Furnishings Center

On May 2, 2011 we sold our 46.9% interest in International Home Furnishings Center, Inc. (“IHFC”) to International Market Centers, L.P. (“IMC”).  Consideration received, the balance of our investment in IHFC at the time of sale, and the resulting gain from the sale are as follows:

Gain on sale of affiliate:
Consideration received:
Cash	$69,152
Tax escrow receivable (1)	1,413
Indemnification escrow receivable (2)	4,695
Investment in IMC (3)	1,000

Total consideration received	$76,260

Investment in IHFC:
Distributions in excess of affiliate earnings	9,282

Gain on sale of affiliate	$85,542

(1)	Included in other current assets in the accompanying balance sheet at November 26, 2011, these funds were released to us during the first quarter of fiscal 2012.
(2)	$2,348 included in other current assets in the accompanying consolidated balance sheets at November 24, 2012 and November 26, 2011, with the remainder included in other assets.
(3)	Included in other assets in the accompanying consolidated balance sheets at November 24, 2012 and November 26, 2011.

$4,695 of proceeds was placed in escrow to indemnify the purchaser with respect to various contingencies.  On December 19, 2012, we received $2,348 for the release of half of this escrow, with the remainder, provided it is not used for contingencies, being due for release to us during 2014. Currently, we have no reason to believe that any obligations will arise out of such contingencies and therefore expect that the escrowed funds, along with earnings thereon, will be released to us in their entirety as scheduled.  Also in connection with the sale, we acquired a minority equity stake in IMC in exchange for $1,000.  IMC is majority owned by funds managed by Bain Capital Partners and a subsidiary of certain investment funds managed by Oaktree Capital Management, L.P.  Our investment in IMC is accounted for using the cost method as we do not have significant influence over IMC.

IHFC owned and leased out floor space in a showroom facility in High Point, North Carolina. Prior to the sale of our investment in IHFC, we accounted for the investment using the equity method since we did not maintain operating control of IHFC.  We recorded income and received dividends from IHFC as follows:

	2012	2011	2010
Earnings recognized	$-	$1,832	$4,535
Dividends received	-	3,756	937

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Summarized financial information for IHFC for 2011 and 2010 is as follows:

	2011*	2010
Current assets	$-	$22,575
Non-current assets	-	43,892
Current liabilities	-	13,163
Long-term liabilities	-	105,526
Revenues	19,955	39,518
Net income	3,470	9,680

*No balance sheet information is reported as of November 26, 2011 as we no longer have any ownership interest in IHFC, and IHFC no longer exists as a stand-alone legal entity. Revenues and net income are reported for the five month period ended May 2, 2011.

The complete financial statements of IHFC are included in our annual report on Form 10-K.

Zenith Freight Lines, LLC

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers.  We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business.  In addition, Zenith provides home delivery services for several of our Company-owned retail stores. Our investment in Zenith was $6,484 at November 24, 2012 and $6,137 at November 26, 2011 and is recorded in other long-term assets. During the second quarter of 2011, we made an additional cash investment of $980, which represented our 49% share of a total $2,000 equity contribution to Zenith to partially fund its acquisition of a warehouse facility. We paid Zenith approximately $25,317, $23,665 and $20,667, for freight expense and logistical services in 2012, 2011, and 2010, respectively.  At November 24, 2012 and November 26, 2011, we owed Zenith $2,547 and $2,114, respectively, for services rendered to us. We believe the transactions with Zenith are at current market rates. We recorded the following earnings (losses) in income from unconsolidated affiliated companies, net in our consolidated statements of operations:

	2012	2011	2010
Earnings recognized	$347	$8	$165

12. Income Taxes

The components of the income tax provision (benefit) are as follows:

	2012	2011	2010
Current:
Federal	$1,611	$3,947	$(10)
State	(487)	676	(196)

Deferred:
Increase (decrease) in valuation allowance	(18,704)	(17,464)	2,962
Federal	2,458	14,934	(2,195)
State	423	2,316	(767)
Total	$(14,699)	$4,409	$(206)

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

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	(34.0)%
Dividends received deduction	-	(1.8)	(71.6)
Change in income tax valuation allowance	(155.6)	(29.2)	134.2
Change in income tax reserves	(3.3)	(0.1)	(13.2)
State income tax, net of federal benefit	1.5	3.4	(20.1)
Other	0.1	-	(4.6)
Effective income tax rate	(122.3)%	7.3%	(9.3)%

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 24, 2012	November 26, 2011
Deferred income tax assets:
Trade accounts receivable	$688	$804
Inventories	1,946	2,036
Property and equipment	1,688	3,749
Notes receivable	1,592	1,592
Retirement benefits	5,547	5,162
Federal net operating loss and credit carryforwards	-	134
State net operating loss carryforwards	2,309	2,376
Unrealized holding loss	1,069	912
Lease termination accruals	1,005	1,676
Other	2,580	2,707

Gross deferred income tax assets	18,424	21,148
Valuation allowance	(908)	(19,612)
Total deferred income tax assets	17,516	1,536

Deferred income tax liabilities:
Unrealized gains from affiliates, net	78	125
Prepaid expenses and other	121	169
Unrealized holding gains, net	-	81

Total deferred income tax liabilities	199	375

Net deferred income tax assets	$17,317	$1,161

Due to the losses incurred prior to fiscal 2011, we were in a cumulative loss position for the three years preceding fiscal 2011which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data.  While our long-term financial outlook remained positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence.  As a result, we previously recorded a valuation allowance on certain of the deferred tax assets.  In fiscal 2011, due to the gain recognized on the sale of our interest in IHFC, we were able to utilize net operating loss carryforwards and credits to significantly offset the taxable gain, resulting in a significant reduction of the valuation allowances. However, as the gain on the sale of IHFC did not represent a source of recurring future taxable income, we continued to record a valuation allowance against substantially all of our deferred tax assets as of November 26, 2011. Due to our positive earnings during fiscal 2012, and the absence of any significant negative evidence to the contrary, we have concluded that we can rely on our positive long-term outlook and forecasts as to future taxable income in evaluating our ability to realize our deferred tax assets. Accordingly, the reserve against the majority of our deferred tax assets was removed in fiscal 2012, resulting in a credit to income of $18,704, or $1.70 and $1.69 per basic and diluted share, respectively, which is included in our net income tax benefit for the year. The remaining valuation allowance of $908 is primarily related to state net operating loss carryforwards for which it is currently considered to be more likely than not that they will not be utilized prior to their expiration.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

The following table represents a summary of the valuation allowances against deferred tax assets:

	2012	2011	2010

Balance, beginning of the year	$19,612	$36,806	$33,003
Additions charged to expense	-	-	2,962
Deductions reducing expense	(18,704)	(17,464)	-
Additions (deductions) recorded as a component of other comprehensive (income) loss	-	270	841
Balance, end of the year	$908	$19,612	$36,806

We have state net operating loss carryforwards available to offset future taxable state income of $29,059, which expire in varying amounts between 2013 and 2030.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

Net income taxes paid (net refunds received) during 2012, 2011 and 2010 were $2,010, $3,651, and $(1,582), respectively.

As of November 24, 2012, the gross amount of unrecognized tax benefits was approximately $1,228 exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $175 would benefit the effective tax rate. As of November 26, 2011, the gross amount of unrecognized tax benefits was approximately $1,502, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $440 would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

The following table summarizes the activity related to our gross unrecognized tax benefits:

	2012	2011
Balance, beginning of the year	$1,502	$1,565
Gross increases	10	183
Gross decreases, primarily due to the expiration of statutes	(284)	(246)

Balance, end of the year	$1,228	$1,502

We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  During fiscal 2012, 2011, and 2010, we recognized $(63), $67, and $(112) of interest expense (expense recovery) and $57, $46, and $30 of penalty expense recovery, respectively, related to the unrecognized benefits noted above in our consolidated statements of operations.   At November 24, 2012 and November 26, 2011, the consolidated balance sheets include accrued interest of $164 and $226, and penalties of $40 and $97, respectively, due to unrecognized tax benefits.

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

We remain subject to examination for tax years 2009 through 2011 for all of our major tax jurisdictions.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

13. Real Estate Notes Payable and Bank Credit Facility

The real estate notes payable and bank debt are summarized as follows:

	November 24, 2012	November 26, 2011
Real estate notes payable	$3,294	$3,864
Less:
Current portion of real estate notes payable	(241)	(202)
	$3,053	$3,662

Real Estate Notes Payable

Certain of our retail real estate properties have been financed through commercial mortgages with an interest rate of 6.73%. These mortgages are collateralized by the respective properties with net book values totaling approximately $6,397 and $6,558 at November 24, 2012 and November 26, 2011, respectively. The current portion of these mortgages, $241 and $202 as of November 24, 2012 and November 26, 2011, respectively, has been included in other accrued liabilities in the accompanying consolidated balance sheets. The long-term portion, $3,053 and $3,662 as of November 24, 2012 and November 26, 2011, respectively, is presented as real estate notes payable in the consolidated balance sheets.  During fiscal 2011, we entered into Discounted Payoff Agreements (“DPOs”) with the lenders on three mortgages which were subsequently paid off during the year. Under the terms of these DPOs the remaining balance owed was reduced, resulting in a $1,305 gain on the settlement of these mortgages.  This gain is included in other loss, net, in our consolidated statements of operations.

The fair value of these mortgages was $3,668 and $3,804 at November 24, 2012 and November 26, 2011, respectively.  In determining the fair value we utilized current market interest rates for similar instruments.  The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 8.

Maturities of real estate notes payable are as follows:

Fiscal 2013	241
Fiscal 2014	258
Fiscal 2015	276
Fiscal 2016	295
Fiscal 2017	315
Thereafter	1,909
$3,294

Bank Credit Facility

On December 9, 2011, we entered into a new credit agreement with our bank which extended a $3,000 line of credit which is used primarily to back our outstanding letters of credit. This credit facility contained covenants requiring us to maintain certain key financial ratios; however, there is no requirement to pledge assets as collateral. We were in compliance with all covenants under the agreement at November 24, 2012.

On December 18, 2012, we entered into a new credit facility with our bank extending us a line of credit of up to $15,000.  This new line is secured by our accounts receivable and inventory. The new facility contains certain covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the new agreement and expect to remain in compliance for the foreseeable future.

At November 24, 2012 and November 26, 2011, we had $1,966 and $2,318, respectively, outstanding under standby letters of credit, leaving availability under the then existing line of $1,034 and $682, respectively.

Total interest paid, including bank and mortgage debt, during fiscal 2012, 2011 and 2010 was $294, $895 and $1,830, respectively.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

14. Post-Employment Benefit Obligations

Supplemental Retirement Income Plan
We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives.  Upon retirement, the Supplemental Plan provides for lifetime monthly payments in an amount equal to 65% of the participant’s final average compensation as defined in the Supplemental Plan, which is reduced by certain social security benefits to be received and other benefits provided by us.  The Supplemental Plan also provides a death benefit that is calculated as (a) prior to retirement death, which pays the beneficiary 50% of final average annual compensation for a period of 120 months, or (b) post-retirement death, which pays the beneficiary 200% of final average compensation in a single payment. We own life insurance policies with a current net death benefit of $4,244 on these executives and expect to substantially fund this death benefit through the proceeds received upon the death of the executive. Funding for the remaining cash flows is expected to be provided through operations. There are no benefits payable as a result of a termination of employment for any reason other than death or retirement, other than a change of control provision which provides for the immediate vesting and payment of the retirement benefit under the Supplemental Plan in the event of an employment termination resulting from a change of control.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Summarized information for the plan measured as of the end of each year presented, is as follows:

	2012	2011
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$9,326	$8,866
Service cost	54	47
Interest cost	376	420
Actuarial losses	709	662
Benefits paid	(660)	(669)
Projected benefit obligation at end of year	$9,805	$9,326

Accumulated Benefit Obligation	$9,342	$9,102

Amounts recognized in the consolidated balance sheet:
Current liabilities	$843	$866
Noncurrent liabilities	8,962	8,460
	$9,805	$9,326
Amounts recognized in accumulated other comprehensive income:
Transition obligation	$255	$297
Actuarial loss	1,732	1,034
Net amount recognized	$1,987	$1,331

Total recognized in net periodic benefit cost and accumulated other comprehensive income:	$1,139	$1,129

	2012	2011	2010

Components of Net Periodic Pension Cost:
Service cost	$54	$47	$44
Interest cost	376	420	422
Amortization of transition obligation	42	42	42
Amortization of other loss	11	-	-

Net periodic pension cost	$483	$509	$508

Assumptions used to determine net periodic pension cost:
Discount rate	4.25%	5.00%	5.25%
Increase in future compensation levels	3.00%	3.00%	3.00%

Estimated Future Benefit Payments (with mortality):
Fiscal 2013	$843
Fiscal 2014	879
Fiscal 2015	807
Fiscal 2016	770
Fiscal 2017	732
Fiscal 2018 through 2022	3,261

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Deferred Compensation Plan
We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or benefits permitted. We recognized expense of $312, $332, and $376 in fiscal 2012, 2011, and 2010, respectively, associated with the plan.  Our liability under this plan was $2,615 and $2,766 as of November 24, 2012 and November 26, 2011, respectively, and is reflected in post employment benefit obligations.

Defined Contribution Plan
We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Employee contributions to the Plan are matched at the rate of 10% of up to 8% of gross pay, regardless of years of service. Expense for employer matching contributions was $175 during fiscal 2012. During fiscal 2011 and 2010, employer matching contributions were suspended and no expense was incurred.

15. Capital Stock and Stock Compensation

We account for our stock-based employee and director compensation plans in accordance with ASC 718, Compensation – Stock Compensation.  ASC 718 requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period) which we recognize on a straight-line basis.  Compensation expense related to restricted stock and stock options included in selling, general and administrative expenses in our consolidated statements of operations for fiscal 2012, 2011 and 2010 was as follows:

2012	2011	2010

$636	$426	$376

Stock Option Plans

In 1997, we adopted an Employee Stock Plan (the “1997 Plan”), and reserved for issuance 950,000 shares of common stock. An additional 500,000 shares of common stock were authorized for issuance in 2000. In addition, the terms of the 1997 Plan allow for the re-issuance of any stock options which have been forfeited before being exercised. Options granted under the 1997 Plan may be for such terms and exercised at such times as determined by the Organization, Compensation, and Nominating Committee of the Board of Directors. Vesting periods typically range from one to three years.  There are no shares available for grant under the 1997 Plan at November 24, 2012, however up to 500,000 shares associated with outstanding grants under the 1997 may become available for grant under the 2010 Plan (see below).

In 2005, we adopted a Non-Employee Directors Stock Incentive Plan (the “Incentive Plan”) and reserved 100,000 shares of common stock for grant. The Incentive Plan authorized incentive awards in the form of restricted stock or stock grants. All Directors of the Company who are not full-time employees of the Company are eligible to receive incentive awards under the Incentive Plan. There were no shares available for grant under the Incentive Plan at November 24, 2012 and 10,087 available at November 26, 2011.

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

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options using the simplified method, and forfeitures are estimated on the date of grant based on certain historical data.  We utilize the simplified method to determine the expected life of our options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns.  During fiscal 2011 and 2010, our Compensation Committee authorized the issuance of 91,000 and 172,000 stock options, respectively, from the 2010 Plan to certain of our key employees. The stock options vest ratably over a four-year period and have 10-year contractual terms.  The following table sets forth the weighted average fair value of options granted during 2011 and 2010 and the weighted average assumptions used for such grants (there were no grants made in 2012):

	2011			2010
Weighted average fair value of options on grant date		$4.19		$2.55
Expected life of options in years		6.25		6.25
Risk-free interest rate	2.19%	-	2.49%	2.5%
Expected volatility		60.0%		60.0%
Dividend yield	0.0%	-	1.5%	0.0%

Changes in the outstanding options under our plans during the year ended November 24, 2012 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at November 26, 2011	1,075,464	$13.95
Granted	-	-
Exercised	(87,400)	6.59
Forfeited/Expired	(202,964)	14.79
Outstanding at November 24, 2012	785,100	14.55
Exercisable at November 24, 2012	630,850	$16.66

Changes in the non-vested options under our plans during the year ended November 24, 2012 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested options outstanding at November 26, 2011	220,000	$5.90
Granted	-	-
Vested	(65,750)	5.65
Forfeited/Expired	-	-
Non-vested options outstanding at November 24, 2012	154,250	6.00

Unrecognized compensation cost related to these non-vested options at November 24, 2012 is $422, expected to be recognized over approximately a two year period.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Additional information regarding our outstanding stock options at November 24, 2012 is as follows:
			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.23	-	$6.45	102,350	7.6	$4.38	16,350	$4.38
$6.45	-	$9.67	72,250	8.6	8.02	4,000	8.02
$9.68	-	$12.90	138,000	4.8	10.60	138,000	10.60
$12.91	-	$16.13	67,500	3.9	14.89	67,500	14.89
$16.14	-	$19.35	150,000	3.6	16.96	150,000	16.96
$19.36	-	$22.58	255,000	1.3	21.12	255,000	21.12
			785,100			630,850

Aggregate intrinsic value			$1,025			$215

Additional information regarding activity in our stock options during fiscal 2012, 2011 and 2010 is as follows:

	2012	2011	2010

Total intrinsic value of options exercised	$530	$74	$-
Total fair value of options vested	371	110	242
Total cash received from the exercise of options	536	81	-

The following restricted stock awards were granted during fiscal 2012, 2011 and 2010:

	Grant Date	Restricted Shares Granted	Share Value at Grant Date Per Share	Restriction Period (Years)

Grants during fiscal 2010	May 3, 2010	17,528	$5.99	1
	July 14, 2010	43,000	$4.38	3

Grants during fiscal 2011	March 7, 2011	4,000	$8.15	3
	May 2, 2011	11,760	$8.93	1
	July 13, 2011	4,200	$8.02	1
	July 13, 2011	75,000	$8.02	3

Grants during fiscal 2012	May 1, 2012	11,184	$10.73	1
	July 13, 2012	1,398	$11.69	1

At November 24, 2012, non-vested restricted stock grants totaling 138,782 shares remain outstanding. Unrecognized compensation cost related to these non-vested restricted shares at November 24, 2012 is $439, expected to be recognized over approximately a two and one-half year period.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Employee Stock Purchase Plan

In 2000, we adopted and implemented an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the ESPP we sold 42,211, 39,618 and 43,730 shares to employees in fiscal 2012, 2012 and 2010, respectively, which resulted in an immaterial amount of compensation expense.

16. Restructuring, asset impairment, and other charges

The following table summarizes the restructuring, asset impairment charges and other unusual items by year:

	2012	2011	2010
Restructuring and asset impairment charges:
Asset impairment charges related to Company-owned retail store closures	$123	$1,156	$-
Asset impairment charges & demolition costs associated with closed plants	588	1,312	-
Other	-	32	-
Total restructuring and asset impairment charges	$711	$2,500	$-

Lease exit costs
Lease exit costs related to Company-owned retail store closures	$228	$1,221	$-
Charge for modification of existing Company-owned retail store lease	-	1,500	-
Changes in estimates related to previously closed Company-owned retail stores	131	1,007	-
Total lease exit costs	$359	$3,728	$-

Licensee debt cancellation charges	$-	$6,447	$-

Total charges related to restructuring, asset impairment, lease exit costs and debt cancellation included in loss from operations	$1,070	$12,675	$-

Total restructuring and asset impairment charges by segment are as follows:

	2012	2011	2010
Wholesale	$719	$8,653	$-
Retail	351	4,022	-
	$1,070	$12,675	$-

The following table summarizes the activity related to our accrued lease exit costs:

	2012	2011

Balance, beginning of the year	$4,357	$2,847
Provisions associated with corporate store and retail office closures	228	2,721
Provisions associated with licensee store closings	-	661
Provisions made to adjust previous estimates	111	1,560
Payments on unexpired leases	(2,232)	(2,048)
Payment to terminate lease commitment	-	(1,500)
Accretion of interest on obligations	150	116

Balance, end of the year	$2,614	$4,357

Current portion included in other accrued liabilities	$1,609	$1,756
Long-term portion included in other long-term liabilities	1,005	2,601
	$2,614	$4,357

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Fiscal 2012

Restructuring and Asset Impairment Charges

During fiscal 2012, we incurred costs of $203 associated with the demolition of a previously closed manufacturing facility in Bassett, Virginia; non-cash charges of $385 associated with the write-down of a previously closed manufacturing facility in Mt. Airy, North Carolina; and $123 associated with the write off of abandoned leasehold improvements following the relocation of a retail store near Richmond, Virginia.

Lease Exit Costs

During fiscal 2012, we incurred non-cash charges of $228 for lease exit costs associated with the relocation of a retail store near Richmond, Virginia, as well as $131 of non-cash charges to reflect reduced estimates of recoverable lease costs at several previously closed retail locations.

Fiscal 2011

Restructuring and Asset Impairment Charges

During fiscal 2011, we recorded asset impairment charges of $2,500. These charges included costs of $318 for the demolition of a previously closed facility in Bassett, Virginia, and $32 associated with the relocation of our retail store in Manchester, Missouri.  We also incurred non-cash charges which included $966 for the write-off of leasehold improvements related to the closure of six retail locations in Albuquerque, New Mexico; Bear, Delaware; Bel Air, Maryland; Carol Stream, Illinois; Frederick, Maryland; and Spanish Fort, Alabama; $566 for the additional write-down of a previously closed manufacturing facility in Mt. Airy, North Carolina; $428 for the additional write-down of the previously closed manufacturing facility in Bassett, Virginia; and $190 for the write-off of leasehold improvements and other assets associated with the relocation of our retail store in Manchester, Missouri.  Total non-cash impairment charges described above for the year ended November 26, 2011 were $2,150. The write-downs of the previously closed manufacturing facilities are based on our estimates of their fair values. The inputs into these fair value estimates reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 8.

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

Licensee Debt Cancellation Charges

During fiscal 2011, we gained significant liquidity as a result of the sale of our investment in IHFC (see Note 11). This liquidity event enabled us to become more opportunistic in managing our relationships with our licensees and therefore accelerate certain licensees’ ability to rebuild their businesses after several years of extremely difficult industry conditions. As such, during fiscal 2011, we cancelled certain debts of what we consider to be key licensees in select markets.  While the debts cancelled were considered to be collectible over time, we believe that, rather than requiring repayment of these obligations, we will realize a greater long-term benefit by the cancellation of these debts. In exchange for relieving the debts of these licensees and thus strengthening their respective financial positions, we believe these licensees will be in a much better position to reinvest in all aspects of their store operations (new product offerings, personnel, advertising, building appeal, etc.) which will ultimately lead to increased sales and profitability of the Bassett brand. As a result of this debt cancellation, we incurred a charge for fiscal 2011 of $6,447.

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

Fiscal 2010

There were no restructuring charges or other significant non-recurring items were included in our loss from operations.

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

In 2009, our former vendor, Colonial Trading, Inc. (“Colonial”), filed a lawsuit against us alleging, among other things, breach of contract by the Company after we cancelled orders for cribs following product recalls.  We filed counterclaims for breach of contract and warranty.  On August 1, 2012, a jury returned a verdict in favor of Colonial and in October 2012 judgment was entered in the amount of $1,437. Colonial’s motion for attorney’s fees is pending. Both Bassett and Colonial have appealed; with Bassett seeking a new trial for damages for breach of express warranty, among other things, and Colonial seeking, among other things, to treble its breach of contract damages.  We currently have sufficient reserves to cover the judgment amount.

See also note 9 regarding claims which could possibly result in the return of all or a portion of our share of the CDSOA final distribution.

18. Leases, Lease Guarantees and Loan Guarantees

Leases

We lease land and buildings under operating leases that are used in the operation of our Company-owned retail stores as well as in the operation of independent licensee BHF stores. Our decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof. Some store leases contain contingent rental provisions based upon sales volume. Additionally, we lease showroom space from IMC (and from its predecessor, IHFC), which is priced at what we believe to be a market rate. Lease terms range from one to 15 years and generally have renewal options of between five and 15 years. The following schedule shows future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year as of November 24, 2012:

Fiscal 2013	18,358
Fiscal 2014	14,550
Fiscal 2015	11,983
Fiscal 2016	9,015
Fiscal 2017	6,393
Thereafter	12,501
$72,800

Lease expense was $17,123, $16,406 and $16,575 for 2012, 2011, and 2010, respectively.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

In addition to subleasing certain of these properties, we own retail real estate which we in turn lease to licensee operators of BHF stores. We also own real estate for closed stores which we lease to non-licensees. The following schedule shows minimum future rental income related to pass-through rental expense on subleased property as well as rental income on real estate owned by Bassett, excluding subleases based on a percentage of sales.

Fiscal 2013	3,364
Fiscal 2014	2,794
Fiscal 2015	2,141
Fiscal 2016	1,018
Fiscal 2017	636
Thereafter	347
$10,300

Real estate rental income (loss), net of expense (including lease costs, depreciation, insurance, and taxes), related to licensee stores and other investment real estate, was $(468) in 2012, $285 in 2011, and $(429) in 2010 and is reflected in other expense, net in the accompanying consolidated statements of operations.

Guarantees

As part of the strategy for our store program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,007 and $2,515 at November 24, 2012 and November 26, 2011, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations, net of reserves. The fair value of guarantees at November 24, 2012 and November 26, 2011, were $347 and $508, respectively, and are recorded in accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets.  The inputs into this fair value estimate reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. See Note 8.

19. Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

	2012	2011	2010
Numerator:
Net income (loss)	$26,713	$55,342	$(2,002)

Denominator:
Denominator for basic income (loss) per share - weighted average shares	10,992,017	11,437,291	11,459,257
Effect of dilutive securities	103,394	106,879	-
Denominator for diluted income (loss) per share — weighted average shares and assumed conversions	11,095,411	11,544,170	11,459,257

Basic income (loss) per share:
Net income (loss) per share — basic	$2.43	$4.84	$(0.17)

Diluted income (loss) per share:
Net income (loss) per share — diluted	$2.41	$4.79	$(0.17)

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

Options to purchase 622,500, 924,464 and 1,009,514  shares of common stock in fiscal 2012, 2011, and 2010, respectively, were not included in the computation of diluted earnings per share because the effect of including the options in the computation would have been anti-dilutive.

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

•
Investments and Real Estate. Our investments/real estate segment consists of our marketable securities, investments, distributions in excess of affiliate earnings (IHFC) and retail real estate related to licensee stores. Although this segment does not have operating earnings, income or loss from the segment is included in other income (loss), net, in our consolidated statements of operations. Our equity investment in IHFC is not included in the identifiable assets of this segment since it had a negative book value at November 26, 2011 and was therefore included in the long-term liabilities section of our consolidated balance sheet. Our entire investment in IHFC was sold during the second quarter of 2011. See Note 11 for further discussion of IHFC.

Inter-company net sales elimination represents the elimination of wholesale sales to our Company-owned stores. Inter-company income elimination includes the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the retail consumer. The inter-company income elimination also includes rent paid by our retail stores occupying Company-owned real estate.

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

The following table presents segment information for each of the last three fiscal years:

	2012	2011	2010
Net Sales
Wholesale	$185,187	$177,372	$176,255
Retail	171,633	147,961	122,241
Inter-company elimination	(87,148)	(72,125)	(63,242)
Consolidated	$269,672	$253,208	$235,254

Income (loss) from Operations
Wholesale	$7,500	$(4,394)	$2,431
Retail	(2,067)	(4,495)	(7,387)
Inter-company elimination	717	942	269
Restructuring and asset impairment charges
Wholesale	(588)	(1,311)	-
Retail	(123)	(1,189)	-
Licensee debt cancellation charges	-	(6,447)	-
Lease exit costs	(359)	(3,728)	-
Consolidated income (loss) from operations	$5,080	$(20,622)	$(4,687)

Depreciation and Amortization
Wholesale	$1,171	$1,246	$1,670
Retail	3,760	3,421	3,095
Investments/real estate	542	847	1,201
Consolidated	$5,473	$5,514	$5,966

Capital Expenditures
Wholesale	$3,092	$690	$515
Retail	5,898	3,478	1,498
Investments/real estate	10	-	-
Consolidated	$9,000	$4,168	$2,013

Identifiable Assets
Wholesale	$145,861	$142,361	$95,957
Retail	68,583	60,811	58,736
Investments/real estate	12,736	20,002	42,624
Consolidated	$227,180	$223,174	$197,317

A breakdown of wholesale sales by product category for each of the last three fiscal years is provided below:

	2012	2011	2010

Wood	43%	44%	44%
Upholstery	57%	56%	56%
	100%	100%	100%

Notes to Consolidated Financial Statements - Continued
(In thousands, except share and per share data)

21. Quarterly Results of Operations (unaudited)

	2012
	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (4)

Net sales	$60,968	$67,454	$64,438	$76,812
Gross profit	31,671	35,661	33,818	40,172
Net income (loss)	(596)	8,042	2,371	16,896
Basic earnings (loss) per share	(0.05)	0.72	0.22	1.57
Diluted earnings (loss) per share	(0.05)	0.71	0.21	1.55

	2011
	First Quarter (5)	Second Quarter (6)	Third Quarter (7)	Fourth Quarter (8)

Net sales	$64,264	$66,261	$59,417	$63,266
Gross profit	31,848	33,197	29,251	33,270
Net income (loss)	(8,255)	62,546	417	633
Basic earnings (loss) per share	(0.72)	5.43	0.04	0.06
Diluted earnings (loss) per share	(0.72)	5.39	0.04	0.06

All quarters presented above for 2012 and 2011 consist of 13 week fiscal periods.

(1)	Includes restructuring and asset impairment charges of $236 and lease exit costs of $228 – see Note 16 for further details. Also includes $806 charge for other than temporary impairment to our investment in Fortress – see Note 8 for further details.
(2)	Includes $9,010 of income from the final CDSOA distribution – see Note 9 for further details. Also includes restructuring and asset impairment charges of $475 and lease exit costs of $131 – see Note 16 for further details. Also includes $1,592 of tax benefit from partial release of deferred tax asset valuation reserves – see Note 12 for further information.
(3)	Includes $1,205 of tax benefit from partial release of deferred tax asset valuation reserves – see Note 12 for further information.
(4)	Includes $15,907 of tax benefit from release of deferred tax asset valuation reserves – see Note 12 for further information.
(5)	Includes restructuring and asset impairment charges of $879 and lease exit costs of $884 – see Note 16 for further details.
(6)	Includes $85,542 gain on sale of affiliate – see Note 11 for further details regarding the sale of our investment in IHFC. Also includes licensee debt cancellation charges of $6,447, restructuring and asset impairment charges of $1,080, and lease exit costs of $2,844 – see Note 16 for further details.
(7)	Includes restructuring and asset impairment charges of $123 – see Note 16 for further details.
(8)
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

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 24, 2012 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 24, 2012, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Bassett Furniture Industries, Incorporated and Subsidiaries

We have audited Bassett Furniture Industries, Incorporated and Subsidiaries’ internal control over financial reporting as of November 24, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bassett Furniture Industries, Incorporated and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Bassett Furniture Industries, Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 24, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bassett Furniture Industries, Incorporated and subsidiaries as of November 24, 2012 and November 26, 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended November 24, 2012 of Bassett Furniture Industries, Incorporated and Subsidiaries and our report dated February 4, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

February 4, 2013

 ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information to be contained in the Proxy Statement under the captions “Election of Directors,” “Board and Board Committee Information,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference thereto. Please see section entitled “Executive Officers of the Registrant” in Item 4b of Part I of this report for information concerning executive officers.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be contained in the Proxy Statement under the caption “Audit and Other Fees” is incorporated herein by reference thereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)(a)	Bassett Furniture Industries, Incorporated and Subsidiaries Audited Consolidated Financial Statements for the years ended November 24, 2012, November 26, 2011 and November 27, 2010.
	(b)	International Home Furnishings Center, Inc. and Subsidiaries Unaudited Consolidated Financial Statements for the period from November 1, 2010 through May 2, 2011.
	(c)	International Home Furnishings Center, Inc. and Subsidiaries Audited Consolidated Financial Statements for the Years Ended October 31, 2010, 2009 and 2008.

(2) Financial Statement Schedule:

Schedule II- Analysis of Valuation and Qualifying Accounts for the years ended November 24, 2012, November 26, 2011 and November 27, 2010

(3) Listing of Exhibits

		3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

		3B.	Amendment to By-laws including By-laws as amended to date is incorporated herein by reference to Form 8-K filed on October 18, 2011.

4.
Fourth Amended and Restated Credit Agreement with BB&T dated December 9, 2011 and First Amendment to Fourth Amended and Restated Credit Agreement with BB&T dated December 18, 2012. Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

		*10A.	Bassett 1993 Long Term Incentive Stock Option Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no.33-52405) filed on February 25, 1994.

		*10B.	Bassett Executive Deferred Compensation Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		*10C.	Bassett Supplemental Retirement Income Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		*10E.	Bassett 1997 Employee Stock Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no. 333-60327) filed on July 31, 1998.

		*10F.	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Plan is incorporated herein by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on January 28, 2005.

		*10G.	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Form Grant Letter for Restricted Stock Award is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		*10H.	Bassett Furniture Directors Compensation is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		*10I.	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Stock Option Award Agreement is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		*10J.	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Grant Letter for Restricted Stock Award is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		*10K.	Bassett Furniture Industries, Inc. 2010 Stock Incentive Plan is incorporated herein by reference to Form 8-K filed on April 14, 2010.

		21.	List of subsidiaries of the Registrant

		23A.	Consent of Independent Registered Public Accounting Firm

23B.	Consent of Independent Registered Public Accounting Firm

31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.
The following financial statements from the Company's Annual Report on Form 10-K for the year ended November 24, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statements of stockholders’ equity, and (v) the notes to the consolidated financial statements, tagged as blocks of text.

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

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ Robert H. Spilman, Jr.	Date: February 4, 2013
Robert H. Spilman, Jr. President and Chief Executive Officer Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul Fulton	Date: February 4, 2013
Paul Fulton Chairman of the Board of Directors

By:	/s/ Peter W. Brown	Date: February 4, 2013
Peter W. Brown Director

By:	/s/ Kristina K. Cashman	Date: February 4, 2013
Kristina K. Cashman Director

By:	/s/ Howard H. Haworth	Date: February 4, 2013
Howard H. Haworth Director

By:	/s/ George W. Henderson, III	Date: February 4, 2013
George W. Henderson, III Director

By:	/s/ J. Walter McDowell	Date: February 4, 2013
J. Walter McDowell
Director

By:	/s/ Dale C. Pond	Date: February 4, 2013
Dale C. Pond Director

By:	/s/ William C. Wampler, Jr.	Date: February 4, 2013
William C. Wampler, Jr. Director

By:	/s/ William C. Warden, Jr.	Date: February 4, 2013
William C. Warden, Jr. Director

By:	/s/ J. Michael Daniel	Date: February 4, 2013
J. Michael Daniel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Bassett Furniture Industries, Incorporated

Schedule  II

Analysis of Valuation and Qualifying Accounts
For the Years Ended November 24, 2012, November 26, 2011 and November 27, 2010
(amounts in thousands)

	Balance Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Other		Balance End of Period
For the Year Ended November 27, 2010
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$10,757	$4,671	$(8,062)	$-		$7,366

Notes receivable valuation reserves	$8,950	$1,825	$(4,027)	$-		$6,748

Lease/Loan guarantee reserves	$3,366	$1,407	$(2,469)	$-		$2,304

Restructuring reserve	$535	$-	$(535)	$-		$-

Lease exit costs	$3,499	$836	$(1,488)	$-		$2,847

Income tax valuation allowance	$33,003	$2,962	$-	$841	(2)	$36,806

For the Year Ended November 26, 2011:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$7,366	$8,778	$(14,052)	$-		$2,092

Notes receivable valuation reserves	$6,748	$4,684	$(7,292)	$-		$4,140

Lease/Loan guarantee reserves	$2,304	$1,282	$(3,078)	$-		$508

Lease exit costs	$2,847	$5,058	$(3,548)	$-		$4,357

Income tax valuation allowance	$36,806	$-	$(17,464)	$270	(2)	$19,612

For the Year Ended November 24, 2012:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$2,092	$377	$(680)	$-		$1,789

Notes receivable valuation reserves	$4,140	$(1)	$-	$-		$4,139

Lease/Loan guarantee reserves	$508	$(41)	$(120)	$-		$347

Lease exit costs	$4,357	$489	$(2,232)	$-		$2,614

Income tax valuation allowance	$19,612	$-	$(18,704)	$-	(3)	$908

(1)
Deductions are for the purpose for which the reserve was created.  Deductions from the income tax valuation allowance for the year ended November 26, 2011 represent the reduction in income tax expense resulting from the utilization of net operating loss carryforwards realized against the taxable gain on the sale of IHFC.

(2)	Represents the change in reserve recorded as part of accumulated other comprehensive income (loss).
(3)	Deduction for 2012 due to the reduction of the majority of our valuation allowance, resulting in a net tax benefit for the year.