Form 10-Q
period 2013-03-02
BASSETT FURNITURE INDUSTRIES INC
filed 2013-04-04
CIK 10329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2013

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

At March 15, 2013, 10,849,172 shares of common stock of the Registrant were outstanding.

1 of 36

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 36

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE PERIODS ENDED MARCH 2, 2013 AND FEBRUARY 25, 2012 – UNAUDITED
(In thousands except per share data)

	Quarter Ended

	March 2, 2013	February 25, 2012
Net sales	$79,849	$60,968
Cost of sales	38,489	29,297
Gross profit	41,360	31,671

Selling, general and administrative expenses	38,996	31,028
Restructuring and asset impairment charges	-	236
Lease exit costs	-	228
Income from operations	2,364	179

Other loss, net	(668)	(1,247)
Income (loss) before income taxes	1,696	(1,068)

Income tax benefit (expense)	(716)	472
Net income (loss)	$980	$(596)

Retained earnings-beginning of period	104,319	96,331
Purchase and retirement of common stock	-	(78)
Cash dividends	(542)	(563)
Retained earnings-end of period	$104,757	$95,094

Basic earnings (loss) per share	$0.09	$(0.05)

Diluted earnings (loss) per share	$0.09	$(0.05)

Dividends per share	$0.05	$0.05

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 36

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE PERIODS ENDED MARCH 2, 2013 AND FEBRUARY 25, 2012 – UNAUDITED

	Quarter Ended

	March 2, 2013	February 25, 2012

Net income (loss)	$980	$(596)
Other comprehensive income (loss):
Net change in unrealized holding gains	-	54
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	19	8
Changes in related deferred tax effects	-	(511)
Other comprehensive income (loss), net of tax	19	(449)
Total comprehensive income (loss)	$999	$(1,045)

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 36

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 2, 2013 AND NOVEMBER 24, 2012
(In thousands)

Assets	(Unaudited) March 2, 2013	November 24, 2012
Current assets
Cash and cash equivalents	$47,159	$45,566
Accounts receivable, net	14,838	15,755
Inventories	57,807	57,916
Deferred income taxes	6,952	6,832
Other current assets	5,251	6,439
Total current assets	132,007	132,508

Property and equipment, net	56,738	56,624

Retail real estate	12,610	12,736
Deferred income taxes	10,280	10,485
Other	15,352	14,827
Total long-term assets	38,242	38,048
Total assets	$226,987	$227,180

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,427	$22,405
Accrued compensation and benefits	6,742	6,926
Customer deposits	15,955	12,253
Dividends payable	-	542
Other accrued liabilities	11,107	10,454
Total current liabilities	52,231	52,580

Long-term liabilities
Post employment benefit obligations	11,501	11,577
Real estate notes payable	2,991	3,053
Other long-term liabilities	2,291	2,690
Total long-term liabilities	16,783	17,320

Stockholders’ equity
Common stock	54,236	54,184
Retained earnings	104,757	104,319
Additional paid-in capital	184	-
Accumulated other comprehensive loss	(1,204)	(1,223)
Total stockholders' equity	157,973	157,280
Total liabilities and stockholders’ equity	$226,987	$227,180

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 36

PART I – FINANCIAL INFORMATION – CONTINUED
ITEM 1. FINANCIAL STATEMENTS
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED MARCH 2, 2013 AND FEBRUARY 25, 2012 – UNAUDITED
(In thousands)

	Quarter Ended
	March 2, 2013	February 25, 2012
Operating activities:
Net income (loss)	$980	$(596)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,434	1,316
Equity in undistributed income of investments and unconsolidated affiliated companies	(114)	(16)
Provision for restructuring and asset impairment charges	-	236
Non-cash portion of lease exit costs	-	228
Other than temporary impairment on investments	-	806
Deferred income taxes	171	20
Other, net	(102)	(341)
Changes in operating assets and liabilities:
Accounts receivable	860	894
Inventories	109	(930)
Other current assets	(1,120)	(439)
Accounts payable and accrued liabilities	(250)	(2,472)
Net cash provided by (used in) operating activities	1,968	(1,294)

Investing activities:
Purchases of property and equipment	(2,621)	(1,918)
Proceeds from sales of property and equipment	955	5
Proceeds from sale of interest in affiliate	2,348	1,410
Proceeds from sales of investments	-	398
Purchases of investments	-	(396)
Other	2	2
Net cash provided by (used in) investing activities	684	(499)

Financing activities:
Repayments of real estate notes payable	(59)	(49)
Issuance of common stock	320	39
Repurchases of common stock	(236)	(646)
Cash dividends	(1,084)	(6,063)
Net cash used in financing activities	(1,059)	(6,719)
Change in cash and cash equivalents	1,593	(8,512)
Cash and cash equivalents - beginning of period	45,566	69,601
Cash and cash equivalents - end of period	$47,159	$61,089

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
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

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks.  The current fiscal year ending November 30, 2013 is a 53-week year, with the additional week being included in our first fiscal quarter.  Accordingly, the information presented below includes 14 weeks of operations for the quarter ended March 2, 2013 as compared with 13 weeks included in the quarter ended February 25, 2012.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three months ended March 2, 2013 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 24, 2012.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.  Our effective tax rate for the quarter ended March 2, 2013 differs from the federal statutory rate primarily due to the effects of state income taxes and permanent differences resulting from non-deductible expenses.

Due to the losses incurred prior to fiscal 2011, we were in a cumulative loss position for the three years preceding fiscal 2011 which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data.  While our long-term financial outlook remained positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence.  As a result, we previously recorded a valuation allowance on certain of the deferred tax assets.  In fiscal 2011, due to the gain recognized on the sale of our interest in IHFC, we were able to utilize net operating loss carryforwards and credits to significantly offset the taxable gain, resulting in a significant reduction of the valuation allowance. However, as the gain on the sale of International Home Furnishings Center, Inc (“IHFC”) did not represent a source of recurring future taxable income, we continued to record a valuation allowance against substantially all of our deferred tax assets as of November 26, 2011. Due to our positive earnings during fiscal 2012, and the absence of any significant negative evidence to the contrary, we concluded that we could rely on our positive long-term outlook and forecasts as to future taxable income in evaluating our ability to realize our deferred tax assets. Accordingly, the reserve against the majority of our deferred tax assets was removed in fiscal 2012.

For the three months ended February 25, 2012, we recognized a tax benefit for a reduction of tax effects on our other comprehensive income (loss), partially offset by the accrual of income taxes to be paid for certain states and the accrual of penalties and interest associated with certain unrecognized tax benefits.

7 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

3. Accounts Receivable

Accounts receivable consists of the following:

	March 2, 2013	November 24, 2012
Gross accounts receivable	$16,235	$17,544
Allowance for doubtful accounts	(1,397)	(1,789)
Accounts receivable, net	$14,838	$15,755

At March 2, 2013 and November 24, 2012 approximately 64% and 52%, respectively, of gross accounts receivable, and approximately 77% and 84%, respectively, of the allowance for doubtful accounts were attributable to amounts owed to us by our licensees. Our remaining receivables are primarily due from national account customers and traditional distribution channel customers.

Activity in the allowance for doubtful accounts was as follows:

Balance at November 24, 2012	$1,789
Additions charged to expense	57
Write-offs and other deductions	(449)
Balance at March 2, 2013	$1,397

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures.  See Note 10.

8 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

4. Inventories

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method.

Inventories were comprised of the following:

	March 2, 2013	November 24, 2012
Wholesale finished goods	$32,723	$33,110
Work in process	316	273
Raw materials and supplies	8,538	8,586
Retail merchandise	24,787	23,938
Total inventories on first-in, first-out method	66,364	65,907
LIFO adjustment	(7,201)	(6,902)
Reserve for excess and obsolete inventory	(1,356)	(1,089)
	$57,807	$57,916

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 24, 2012	$715	$374	$1,089
Additions charged to expense	532	106	638
Write-offs	(287)	(84)	(371)
Balance at March 2, 2013	$960	$396	$1,356

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2013 and do not anticipate that our methodology is likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

9 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

5. Unconsolidated Affiliated Companies

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers.  We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business.  In addition, Zenith provides home delivery services for several of our Company-owned retail stores.  Our investment in Zenith was $6,598 and $6,484 at March 2, 2013 and November 24, 2012, respectively. At March 2, 2013 and November 24, 2012, we owed Zenith $2,906 and $2,547, respectively, for services rendered to us. We believe the transactions with Zenith are at current market rates. We recorded the following income from Zenith in other loss, net, in our condensed consolidated statements of operations and retained earnings:

	Quarter Ended
	March 2, 2013	February 25, 2012
Equity in income of Zenith	$114	$15

In connection with the sale of our interest in IHFC on May 2, 2011, $2,348 and $4,696 remained held in escrow at March 2, 2013 and November 24, 2012, respectively, to indemnify the purchaser with respect to various contingencies. Half of this escrow was released to us during the first quarter of fiscal 2013, with the remainder, provided it is not used for contingencies, being due for release to us during 2014 following the third anniversary of the sale. Previously, during the first quarter of fiscal 2012, we received $1,410 from the release of a separate tax indemnification escrow in connection with the IHFC sale.

The escrow receivable from the sale of IHFC are included in our condensed consolidated balance sheets as follows:

	March 2, 2013	November 24, 2012

Other current assets	$-	$2,348
Other assets	2,348	2,348
Total IHFC escrow receivable	$2,348	$4,696

6. Real Estate Notes Payable and Bank Credit Facility

Real Estate Notes Payable

The real estate notes payable are summarized as follows:

	March 2, 2013	November 24, 2012
Real estate notes payable	$3,236	$3,294
Less:
Current portion of real estate notes payable	(245)	(241)
	$2,991	$3,053

Certain of our retail real estate properties have been financed through commercial mortgages with interest rates of 6.73%. These mortgages are collateralized by the respective properties with net book values totaling approximately $6,363 and $6,397 at March 2, 2013 and November 24, 2012, respectively. The portion of these mortgages due within one year, $245 and $241 as of March 2, 2013 and November 24, 2012, respectively, is included in other current liabilities in the accompanying condensed consolidated balance sheets. The long-term portion, $2,991 and $3,053 as of March 2, 2013 and November 24, 2012, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets.

10 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

The fair value of these mortgages was $3,638 and $3,668 at March 2, 2013 and November 24, 2012, respectively.  In determining the fair value, we utilized current market interest rates for similar instruments.  The inputs into these fair value calculations reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 10.

Bank Credit Facility

On December 18, 2012, we entered into a new credit facility with our bank extending us a line of credit of up to $15,000, replacing our previous $3,000 line of credit.  This new line is secured by our accounts receivable and inventory. The new facility contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the new agreement and expect to remain in compliance for the foreseeable future.

At March 2, 2013, we had $1,966 outstanding under standby letters of credit, leaving availability under our credit line of $13,034.

7. Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

In 2009, our former vendor, Colonial Trading, Inc. (“Colonial”), filed a lawsuit against us alleging, among other things, breach of contract by the Company after we cancelled orders for cribs following product recalls.  We filed counterclaims for breach of contract and warranty.  On August 1, 2012, a jury returned a verdict in favor of Colonial and in October 2012 judgment was entered in the amount of $1,437. Colonial’s motion for attorney’s fees is pending. Both Bassett and Colonial have appealed; with Bassett seeking a new trial for damages for breach of express warranty, among other things, and Colonial seeking, among other things, to treble its breach of contract damages.  We currently have sufficient reserves to cover the existing judgment amount.

During the year ended November 24, 2012,  the U.S. Customs and Border Protection (“Customs”) made a distribution to us of $9,010 representing our share of the final distribution of duties that have been withheld by Customs under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). We have received annual distributions in past years under the CDSOA as a result of our support of an antidumping petition on imports of wooden bedroom furniture from China. Certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the United States Court of International Trade challenging the CDSOA's “support requirement” and seeking to share in the distributions. As a result, Customs held back a portion of those distributions (“the Holdback”) pending resolution of the Non-Supporting Producers' claims. The Court of International Trade dismissed all of the actions of the Non-Supporting Producers, who appealed to the United States Court of Appeals for the Federal Circuit (“the Court of Appeals”). While the Court of Appeals denied the Non-Supporting Producers request for an injunction to block the final distribution of the Holdback and allowed Customs to distribute the funds in April of 2012, the appeal is still pending before the court. Should the Court of Appeals reverse the decisions of the United States Court of International Trade which ordered the release of the final distribution, it is possible that Customs may seek to have us return all or a portion of our share of the distribution.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores.  We had obligations of $74,682 and $72,800 at March 2, 2013 and November 24, 2012, respectively, for future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year.

11 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

We also have guaranteed certain lease obligations of licensee operators.  Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,870 and $2,007 at March 2, 2013 and November 24, 2012, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at March 2, 2013 and November 24, 2012 was not material.

8.  Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives.  The liability for this plan was $9,760 and $9,805 as of March 2, 2013 and November 24, 2012, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	March 2, 2013	November 24, 2012
Other accrued liabilities	$858	$843
Post employment benefit obligations	8,902	8,962

Total pension liability	$9,760	$9,805

Components of net periodic pension costs are as follows:

	Quarter Ended
	March 2, 2013	February 25, 2012
Service cost	$18	$12
Interest cost	87	105
Amortization of transition obligation	11	11
Amortization of loss	20	-

Net periodic pension cost	$136	$128

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $72 and $78 for the quarters ended March 2, 2013 and February 25, 2012 respectively. Our liability under this plan was $2,599 and $2,615 as of March 2, 2013 and November 24, 2012, respectively, and is reflected in post employment benefit obligations.

12 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

9. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income (Loss)	Weighted Average Shares	Net Income (Loss) Per Share
For the quarter ended March 2, 2013:

Basic earnings per share	$980	10,698,626	$0.09
Add effect of dilutive securities:
Options and restricted shares	-	157,259	-
Diluted earnings per share	$980	10,855,885	$0.09

For the quarter ended February 25, 2012:

Basic earnings per share	$(596)	11,159,980	$(0.05)
Add effect of dilutive securities:
Options and restricted shares	-	-	-
Diluted earnings per share	$(596)	11,159,980	$(0.05)

For the three months ended March 2, 2013 and February 25, 2012, options to purchase 472,500 and 875,500 shares of common stock, respectively, as well as 137,960 shares of unvested restricted stock for the three months ended February 23, 2012, were excluded from the computation as their effect was anti-dilutive.

10. Financial Instruments and Fair Value Measurements

Our financial instruments include cash and cash equivalents, accounts receivable, cost and equity method investments, accounts payable, and long-term debt. Because of their short maturities, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values. Our cost and equity method investments generally involve entities for which it is not practical to determine fair values.

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

Our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”) has been valued at fair value primarily based on the net asset values which are determined by the fund manager, less a discount for illiquidity.  Due to significant declines in net asset values during the first quarter of 2012, the highly illiquid nature of the investment, and the high degree of uncertainty regarding our ability to recover our investment in the foreseeable future, we have fully impaired the carrying amount of this investment resulting in a charge of $806 during the quarter ended February 25, 2012, which is included in other loss, net, in the condensed consolidated statements of operations and retained earnings. The inputs into our estimate of the fair value of our investment in Fortress reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy noted above.

13 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

The carrying values and approximate fair values of certain financial instruments were as follows:

	March 2, 2013		November 24, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$47,159	$47,159	$45,566	$45,566
Accounts receivable, net	14,838	14,838	15,755	15,755

Liabilities:
Accounts payable	$18,427	$18,427	$22,405	$22,405
Real estate notes payable	3,236	3,638	3,294	3,668

11. Restructuring, Asset Impairment, and Other Charges

During the three months ended February 25, 2012, our income from operations including restructuring and asset impairment charges totaling $236 and lease exit costs of $228 as more fully described below.

Restructuring and Asset Impairment Charges

During the three months ended February 25, 2012, we incurred costs of $113 associated with the demolition of a previously closed manufacturing facility in Bassett, Virginia, and non-cash charges of $123 associated with the write off of abandoned leasehold improvements following the relocation of a retail store near Richmond, Virginia.

The determination of amount of asset impairments recognized involves making estimates of the fair value of the impaired assets. The inputs into these fair value estimates reflect our market assumptions and are not observable.  Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 10.

Lease Exit Costs

During the three months ended February 25, 2012, we incurred non-cash charges of $228 for lease exit costs associated with the relocation of a retail store near Richmond, Virginia.

The following table summarizes the activity related to our accrued lease exit costs:

Balance at November 24, 2012	$2,614

Payments on unexpired leases	(490)
Accretion of interest on obligations and other	26

Balance at March 2, 2013	$2,150

Current portion included in other accrued liabilities	$1,465
Long-term portion included in other long-term liabilities	685
$2,150

14 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

12. Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 (ASU 2013-02), which updates the guidance in ASC Topic 220, Comprehensive Income. The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in ASU 2013-02 seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period.  This guidance will become effective for us prospectively beginning with our second quarter for fiscal 2013. The adoption of this guidance is not expected to have a material impact upon our financial position or results of operations.

In March 2013, the FASB issued Accounting Standards Update No. 2013-04 (ASU 2013-04), which updated the guidance in ASC Topic 405, Liabilities. The amendments in ASU 2013-04 generally provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  This guidance will become effective for us as of the beginning of our 2015 fiscal year. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

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

Our investments and real estate segment consists of our holdings of retail real estate leased or previously leased as licensee stores and our equity investment in Zenith.  We also hold an investment in Fortress, which we fully reserved during the first quarter of fiscal 2012. Although this segment does not have operating earnings, income from the segment is included in other loss, net, in our condensed consolidated statements of operations and retained earnings.

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

15 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended
	March 2, 2013	February 25, 2012
Net Sales
Wholesale	$53,960	$42,611
Retail	49,957	38,816
Inter-company elimination	(24,068)	(20,459)
Consolidated	$79,849	$60,968

Income (loss) from Operations
Wholesale	$3,001	$1,831
Retail	(571)	(999)
Inter-company elimination	(66)	(189)
Restructuring and asset impairment charges	-	(236)
Lease exit costs	-	(228)
Consolidated	$2,364	$179

Depreciation and Amortization
Wholesale	$341	$281
Retail	967	896
Investments/real estate	126	139
Consolidated	$1,434	$1,316

Capital Expenditures
Wholesale	$648	$393
Retail	1,973	1,515
Investments & real estate	-	10
Consolidated	$2,621	$1,918

Identifiable Assets	As of March 2, 2013	As of November 24, 2012
Wholesale	$141,337	$145,861
Retail	73,040	68,583
Investments/real estate	12,610	12,736
Consolidated	$226,987	$227,180

16 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the Company’s products and services, industry outlook, and business trends.

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks.  The current fiscal year ending November 30, 2013 is a 53-week year, with the additional week being included in our first fiscal quarter.  Accordingly, the information presented below includes 14 weeks of operations for the quarter ended March 2, 2013 as compared with 13 weeks included in the quarter ended February 25, 2012.

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 111-year history has instilled the principles of quality, value, and integrity in everything that we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and to meet the demands of a global economy.

With 87 BHF stores at March 2, 2013, we have leveraged our strong brand name in furniture into a network of corporate and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits, and coordinated decorating accessories.  We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor. We continue to strengthen the sales and design talent within our Company-owned retail stores.  During 2011, our Design Consultants completed extensive Design Certification training coursework. This coursework has strengthened their skills related to our house call and design business, and is intended to increase business with our most valuable customers.

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

In September of 2011, we announced the formation of a strategic partnership with HGTV (Home and Garden Television), a division of Scripps Networks, LLC, which combines our 111 year heritage in the furniture industry with the penetration of 99 million households in the United States that the HGTV network enjoys today.  This alliance encompasses strategies for both the BHF store network and other open market sales channels.  For the store network, the in-store design centers have been co-branded with HGTV to more forcefully market the concept of a “home makeover”, an important point of differentiation for our stores that also mirrors much of the programming content on the HGTV network.  We believe the new co-branded design centers coupled with the targeted national advertising on HGTV have played a key role in our improved comparable store sales during the fourth quarter of 2012 and the first quarter of 2013.

In addition, we have developed, in conjunction with HGTV, a new line of furniture that contains only the HGTV® Home Collection brand and will be primarily marketed through select top-100 furniture retailers.  The HGTV® Home Collection furniture line currently consists of several wood collections with complementary upholstered furniture offerings.  We expect to expand the upholstery offerings while reducing some of our wood offerings.  Currently 25 retailers with over 80 floors have the new furniture line.  During the quarter ended March 2, 2013, approximately 3.5% of our wholesale shipments were HGTV® Home Collection branded furniture, primarily for floor samples. We are currently in discussion with several other retailers to carry the line.

17 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

Our store network included 54 Company-owned and operated stores and 33 licensee-owned stores at March 2, 2013. During the three months ended March 2, 2013, we opened one Company-owned store in Dallas, Texas and a licensee opened one store in San Jose, California. A licensee-owned store in Lynwood, Washington closed due to the expiration of its lease. During the second quarter, we plan to complete the repositioning of the Harford, Connecticut location and open a new small store in Raleigh, North Carolina. We are also beginning a multi-year relocation process of many of our first generation stores that should result in locations more suitable to the current Bassett retail strategy.

The following table summarizes the changes in store count during the three months ended March 2, 2013:

	November 24, 2012	Openings	Closed	Transfers	March 2, 2013
Company-owned stores	53	1	-	-	54
Licensese-owned stores	33	1	(1)	-	33

Total	86	2	(1)	-	87

Our wholesale operations include an upholstery complex in Newton, North Carolina that produces a wide range of upholstered furniture.  We believe that we are an industry leader with our quick-ship custom upholstery offerings.  We also operate a custom dining manufacturing facility in Martinsville, Virginia.  Most of our wood furniture and certain upholstery offerings are sourced from several foreign plants, primarily in Vietnam and Indonesia. We define imported product as fully finished product that is sourced internationally. For the first three months of 2013, approximately 48% of our wholesale sales were of imported product compared to 54% for the first three months of 2012.

Results of Operations – Quarter months ended March 2, 2013 compared with quarter ended February 25, 2012:

Net sales, gross profit, selling, general and administrative (SG&A) expense, and income from operations were as follows for the periods ended March 2, 2013 and February 25, 2012:

	Quarter Ended*
	March 2, 2013		February 25, 2012

Net sales	$79,849	100.0%	$60,968	100.0%
Gross profit	41,360	51.8%	31,671	51.9%
SG&A expenses	38,996	48.8%	31,028	50.9%
Restructuring and asset impairment charges	-	0.0%	236	0.4%
Lease exit costs	-	0.0%	228	0.4%

Income from operations	$2,364	3.0%	$179	0.3%

* 14 weeks for fiscal 2013 as compared with 13 weeks for fiscal 2012.

18 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

On a consolidated basis, we reported net sales for the first quarter of 2013 of $79,849, an increase of $18,881, or 31%, over the first quarter of 2012. As noted above, the first quarter of 2013 consisted of 14 weeks while the first quarter of 2012 consisted of 13 weeks.  On an average weekly basis, consolidated net sales increased 22%.  Operating income increased to $2.4 million from $0.2 million driven primarily by higher sales in both the wholesale and retail segments.  This was partially offset by higher selling, general and administrative expenses due primarily to the increased number of Company-owned stores, planned higher marketing and advertising costs to drive continued sales growth, and increased health care costs due to higher claim experience.

Restructuring and Asset Impairment Charges

During the three months ended February 25, 2012, we incurred costs of $113 associated with the demolition of a previously closed manufacturing facility in Bassett, Virginia, and non-cash charges of $123 associated with the write off of abandoned leasehold improvements following the relocation of a retail store near Richmond, Virginia.
.
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

Investments and Real Estate. Our investments and real estate segment consists of our holdings of retail real estate leased or previously leased as licensee stores and our equity investment in Zenith Freight Lines, LLC, (“Zenith”).  We also hold an investment in the Fortress Value Recover Fund I, LLC (“Fortress”), which we fully reserved during the first quarter of fiscal 2012. Although this segment does not have operating earnings, income from the segment is included in other loss, net, in our condensed consolidated statements of operations and retained earnings.

19 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Quarter Ended March 2, 2013*
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$53,960	$49,957	$(24,068)	(1)	$79,849
Gross profit	18,008	23,874	(522)	(2)	41,360
SG&A expense	15,007	24,445	(456)	(3)	38,996
Income (loss) from operations	$3,001	$(571)	$(66)		$2,364

	Quarter Ended February 25, 2012*
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$42,611	$38,816	$(20,459)	(1)	$60,968
Gross profit	13,542	18,670	(541)	(2)	31,671
SG&A expense	11,711	19,669	(352)	(3)	31,028
Income (loss) from operations (4)	$1,831	$(999)	$(189)		$643

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the change for the period in the elimination of intercompany profit in ending retail inventory.
(3)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.
(4)	Excludes the effects of restructuring and asset impairment charges and lease exit costs. These charges are not allocated to our segments.

* 14 weeks for fiscal 2013 as compared with 13 weeks for fiscal 2012.

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

Results for the wholesale segment for the three months ended March 2, 2013 and February 25, 2012 are as follows:

	Quarter Ended*
	March 2, 2013		February 25, 2012

Net sales	$53,960	100.0%	$42,611	100.0%
Gross profit	18,008	33.4%	13,542	31.8%
SG&A expenses	15,007	27.8%	11,711	27.5%

Income (loss) from operations (1)	$3,001	5.6%	$1,831	4.3%

(1) Excluding the effects of restructuring and asset impairment charges and lease exit costs. These charges are not allocated to our segments.

* 14 weeks for fiscal 2013 as compared with 13 weeks for fiscal 2012

Net sales for the wholesale segment were $53,960 for the first quarter of 2013 as compared to $42,611 for the first quarter of 2012, an increase of 27%.  On an average weekly basis (normalizing for the extra week in the first quarter of 2013), wholesale net sales increased 18%.  Wholesale shipments increased primarily due to a 47% increase in wholesale sales outside the BHF store network and a 17% increase in shipments to the network. Gross margins for the wholesale segment increased 1.6 percentage points to 33.4% for the first quarter of 2013 as compared with 31.8% for the first quarter of 2012. This increase was primarily due to higher margins in the upholstery operations as increased sales volumes provided greater leverage of fixed costs, partially offset by increased health care costs due to higher claim experience. Wholesale SG&A increased $3,296 to $15,007 for the first quarter of 2013 as compared to $11,711 for the first quarter of 2012.  SG&A costs as a percentage of sales increased to 27.8% as compared to 27.5% for the first quarter of 2012.   Profit improvement from leveraging fixed SG&A costs through higher sales volumes was offset by planned increased marketing and advertising costs of $770 to drive continued sales growth.

20 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

Wholesale shipments by type:	Quarter Ended*
	March 2, 2013		February 25, 2012

Wood	$22,223	41.2%	$18,058	42.4%
Upholstery	31,152	57.7%	24,115	56.6%
Other	585	1.1%	438	1.0%
Total	$53,960	100.0%	$42,611	100.0%

* 14 weeks for fiscal 2013 as compared with 13 weeks for fiscal 2012

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $14,193 at March 2, 2013 as compared with $10,538 at February 25, 2012.  The increase over the prior year amount is primarily due to an overall increase in business and timing of the receipt of imported product needed to fill certain orders.

Retail Segment – Company-Owned Retail Stores

Results for the retail segment for the three months ended March 2, 2013 and February 25, 2012 are as follows:

	Quarter Ended*
	March 2, 2013		February 25, 2012

Net sales	$49,957	100.0%	$38,816	100.0%
Gross profit	23,874	47.8%	18,670	48.1%
SG&A expenses	24,445	48.9%	19,669	50.7%
Loss from operations (1)	$(571)	-1.1%	$(999)	-2.6%

Results for the 48 comparable stores† are as follows:

	Quarter Ended*
	March 2, 2013		February 25, 2012

Net sales	$44,353	100.0%	$38,270	100.0%
Gross profit	21,207	47.8%	18,424	48.1%
SG&A expenses	21,315	48.1%	19,083	49.9%
Loss from operations (1)	$(108)	-0.2%	$(659)	-1.7%

† “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

21 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

Results for all other stores are as follows:

	Quarter Ended*
	March 2, 2013		February 25, 2012

Net sales	$5,604	100.0%	$546	100.0%
Gross profit	2,667	47.6%	245	44.9%
SG&A expenses	3,130	55.9%	585	107.1%
Loss from operations (1)	$(463)	-8.3%	$(340)	-62.3%

* 14 weeks for fiscal 2013 as compared with 13 weeks for fiscal 2012

(1) Excluding the effects of restructuring and impairment charges and lease exit costs. These charges are not allocated to our segments.

Our Company-owned stores had sales of $49,957 in the first quarter of 2013 as compared to $38,816 in the first quarter of 2012, an increase of 29%.  The increase was comprised of a $6,083, or 16%, increase in comparable store sales along with a $5,058 increase in non-comparable store sales. On an average weekly basis (normalizing for the extra week in the first quarter of 2013), comparable store sales increased 7.6%.  We believe the new co-branded design centers in our stores coupled with the targeted national advertising on HGTV have played a key role in our improved comparable store sales. Also contributing to the higher comparable store sales is a continued improvement in the quality and training of our design consultants along with a general improvement in the overall retail environment. While we do not recognize sales until goods are delivered to the customer, our management tracks written sales (the dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 20% for the first quarter of 2013 as compared to the first quarter of 2012.  On an average weekly basis, written sales for comparable stores increased by 12%.

Gross margins for the quarter ended March 2, 2013 decreased 0.3 percentage points to 47.8% as compared to the quarter ended February 25, 2012.  SG&A increased $4,776, primarily due to increased store count and higher sales volumes.  Each additional store opening results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing. As a percentage of sales, SG&A decreased to 48.9% for the quarter as compared to 50.7% for the same quarter last year, primarily due to greater leverage of fixed costs from higher sales.  This improvement was partially offset by increased health care costs of $322 due to higher claim experience and $233 of incremental management and overhead costs as the Company-owned network continues to grow.

Retail Comparable Store Sales Increases

	Delivered	Written

Q1 2013 as reported	15.9%	20.2%
Q1 2013 average weekly basis	7.6%	11.6%

Q1 2012	6.5%	9.4%

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $23,788, or an average of $441 per open store at March 2, 2013 as compared with $16,276, or an average of $326 per open store at February 25, 2012.  The increase over the prior year amount is primarily due to an overall increase in business and timing of the receipt of product from the wholesale division to be used to fill open orders.

22 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

Investment and Real Estate Segment and Other Items Affecting Net Income

Our investments and real estate segment consists of our holdings of retail real estate leased or previously leased as licensee stores and our equity investment in Zenith.  We also hold an investment in Fortress, which we fully reserved during the first quarter of fiscal 2012. Although this segment does not have operating earnings, income or loss from the segment is included in other loss, net in our condensed consolidated statements of operations and retained earnings.

Other loss, net, for the first quarter of fiscal 2013 was $668 as compared with $1,247 for the first quarter of fiscal 2012.  The decline is primarily due to the write-down of our investment in Fortress during 2012. Our investment in Fortress has been valued at fair value primarily based on the net asset values which are determined by the fund manager, less a discount for illiquidity.  Due to significant declines in net asset values during the first quarter of 2012, the highly illiquid nature of the investment, and the high degree of uncertainty regarding our ability to recover our investment in the foreseeable future, we have fully impaired the carrying amount of this investment resulting in a charge of $806 during the three months ended February 25, 2012.

We own 49% of Zenith, which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers.  We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business.  In addition, Zenith provides home delivery services for almost half of our Company-owned retail stores. We believe our partnership with Zenith allows us to focus on our core competencies of manufacturing and marketing home furnishings. Zenith focuses on offering Bassett customers best-of-class service and handling. We consider the expertise that Zenith exhibits in logistics to be a significant competitive advantage for us. In addition, we believe that Zenith is well positioned to take advantage of current growth opportunities for providing logistical services to the furniture industry. Our equity in the income of Zenith, included in other loss, net, was $114 and $15 for the quarters ended March 2, 2013 and February 25, 2012, respectively. Our investment in Zenith was $6,598 and $6,484 at March 2, 2013 and November 24, 2012, respectively.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.  Our effective tax rate for the quarter ended March 2, 2013 differs from the federal statutory rate primarily due to the effects of state income taxes and permanent differences resulting from non-deductible expenses.

Due to the losses incurred prior to fiscal 2011, we were in a cumulative loss position for the three years preceding fiscal 2011 which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data.  While our long-term financial outlook remained positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence.  As a result, we previously recorded a valuation allowance on certain of the deferred tax assets.  In fiscal 2011, due to the gain recognized on the sale of our interest in International Home Furnishing Centers, Inc. (“IHFC”), we were able to utilize net operating loss carryforwards and credits to significantly offset the taxable gain, resulting in a significant reduction of the valuation allowance. However, as the gain on the sale of IHFC did not represent a source of recurring future taxable income, we continued to record a valuation allowance against substantially all of our deferred tax assets as of November 26, 2011. Due to our positive earnings during fiscal 2012, and the absence of any significant negative evidence to the contrary, we concluded that we could rely on our positive long-term outlook and forecasts as to future taxable income in evaluating our ability to realize our deferred tax assets. Accordingly, the reserve against the majority of our deferred tax assets was removed in fiscal 2012.

23 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

For the three months ended February 25, 2012, we recognized a tax benefit for a reduction of tax effects on our other comprehensive income, partially offset by the accrual of income taxes to be paid for certain states and the accrual of penalties and interest associated with certain unrecognized tax benefits.

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

Sale of IHFC

On May 2, 2011, we completed the sale of our investment in IHFC, receiving cash proceeds of $69,152 and recording a gain of $85,542.  During the remainder of 2011 we utilized a portion of the proceeds to retire certain debt and other long-term obligations, settle various closed stores and idle facilities obligations, resume paying a quarterly dividend, begin buying back stock, and declare a special dividend of $0.50 per share which was paid during the first quarter of 2012.  During the fourth quarter of 2012, we paid another special dividend of $1.25.  We will continue to evaluate appropriate uses of available cash which may include more of such items previously listed along with future working capital needs and modest investments in new or repositioned Company-owned stores.

In addition to the $69,152 of cash received upon the closing of the IHFC sale, we received $1,410 during the first quarter of 2012 representing the release of proceeds held in escrow related to a tax audit of IHFC which has since been closed. During the first quarter of 2013, we received $2,348 of proceeds representing the release of proceeds held in escrow to indemnify the purchaser with respect to various contingencies; an additional amount of $2,348 remains in escrow.  Any unused portions of these remaining escrowed funds will be released to us during fiscal 2014 following the third anniversary of the sale.  We have no reason to believe that any obligations will arise out of such contingencies and therefore expect that the escrowed funds, along with earnings thereon, will be released to us in their entirety as scheduled.

Cash from the Continued Dumping and Subsidy Offset Act

During the year ended November 24, 2012,  the U.S. Customs and Border Protection (“Customs”) made a distribution to us of $9,010 representing our share of the final distribution of duties that have been withheld by Customs under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). We have received annual distributions in past years under the CDSOA as a result of our support of an antidumping petition on imports of wooden bedroom furniture from China. Certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the United States Court of International Trade challenging the CDSOA's “support requirement” and seeking to share in the distributions. As a result, Customs held back a portion of those distributions (“the Holdback”) pending resolution of the Non-Supporting Producers' claims. The Court of International Trade dismissed all of the actions of the Non-Supporting Producers, who appealed to the United States Court of Appeals for the Federal Circuit (“the Court of Appeals”). While the Court of Appeals denied the Non-Supporting Producers request for an injunction to block the final distribution of the Holdback and allowed Customs to distribute the funds in April of 2012, the appeal is still pending before the court. Should the Court of Appeals reverse the decisions of the United States Court of International Trade which ordered the release of the final distribution, it is possible that Customs may seek to have us return all or a portion of our share of the distribution.

24 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

Cash Flows

Cash provided by operations for the first three months of 2013 was $1,968 compared to cash used in operations of $1,294 for the first three months of 2012, representing an improvement of $3,262 in cash flows from operations. The improvement represents improved operations and better overall working capital management.

Our overall cash position increased by $1,593 during the first quarter of 2013. In addition to the cash provided by operations, investing activities provided $684 of cash, primarily due to the collection of escrowed funds from the 2011 sale of IHFC and proceeds from the disposition of properties no longer used in operations, partially offset by capital expenditures for retail store expansion and the purchase of a new retail data processing system. Cash used in financing activities totaled $1,059, consisting primarily of dividend payments.

Inventory

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

Our inventories consist of the following:

	March 2, 2013	November 24, 2012
Wholesale finished goods	$32,723	$33,110
Work in process	316	273
Raw materials and supplies	8,538	8,586
Retail merchandise	24,787	23,938
Total inventories on first-in, first-out method	66,364	65,907
LIFO adjustment	(7,201)	(6,902)
Reserve for excess and obsolete inventory	(1,356)	(1,089)
	$57,807	$57,916

25 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

Our annualized inventory turnover rate and ending days supply on hand for the three months ended March 2, 2013 and February 25, 2012 are as follows:

	Quarter Ended
	March 2, 2013	February 25, 2012
Consolidated:
Annualized inventory turns	2.5	2.5
Ending days supply on hand	147	143

Wholesale segment:
Annualized inventory turns	3.7	4.2
Ending days supply on hand	98	85

Retail Segment:
Annualized inventory turns	3.6	3.5
Ending days supply on hand	105	107

On a consolidated basis, the inventory turnover rate for the quarter ended March 2, 2013 was comparable to that for the quarter ended February 25, 2012 with a slight increase in the days supply on hand.  This increase was primarily driven by the lower inventory turnover in the wholesale segment, partially offset by a slightly higher turnover rate in the retail segment.  Inventory sold by our wholesale segment to our retail segment remains on our consolidated balance sheet for a longer period of time.  Consequently, the lower consolidated turnover rates compared to either wholesale or retail.  The decrease in the wholesale segment turnover rate was primarily driven by planned inventory increases for the investment in inventory for the HGTV® Home Collection furniture line and to support other upholstery growth initiatives.   The increased turnover rate for our retail segment was primarily driven by improved inventory management as higher sales did not require a commensurate increase in inventory levels.

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 24, 2012	$715	$374	$1,089
Additions charged to expense	532	106	638
Write-offs	(287)	(84)	(371)
Balance at March 2, 2013	$960	$396	$1,356

26 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2013 and do not anticipate that our methodology is reasonably likely to change in the future. A plus or minus 10% change in our inventory reserves would not have been material to our financial statements for the periods presented.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment.  The net book value of such retail real estate occupied by Company-owned stores was $28,849 at March 2, 2013.  All other retail real estate that we own, including locations leased to our licensees, locations leased to non-licensees, and vacant locations is reported as retail real estate in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our investments/real estate segment, was $12,610 at March 2, 2013.

The following table summarizes our total investment in retail real estate owned at March 2, 2013:

	Number of Locations	Aggregate Square Footage	Net Book Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	11	276,887	$28,849

Investment real estate:
Leased to operating licensees	1	18,000	3,823
Leased to others	3	67,521	6,671
Available for sale or lease	1	26,500	1,834
Other (2)	-	-	282

Total included in retail real estate	5	112,021	12,610

Total Company investment in retail real estate	16	388,908	$41,459

(1) Includes two properties encumbered under mortgages totalling $3,236 at March 2, 2013.
(2) Consists of leasehold improvements in locations leased by the Company and subleased to licensees.

Credit Agreement

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

At March 2, 2013 we had $1,966 outstanding under standby letters of credit, leaving availability under our credit line of $13,034.

27 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended November 24, 2012.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of both Company-owned and licensee stores. We have guaranteed certain lease obligations of licensee operators of the stores, as part of our retail expansion strategy. See Note 7 to our condensed consolidated financial statements for further discussion of operating leases and lease guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 7 to our condensed consolidated financial statements for further information regarding certain contingencies as of March 2, 2013.

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

We have potential exposure to market risk related to the current weakness in the commercial real estate market.   Our retail real estate holdings of $12,610 at March 2, 2013 for stores currently or formerly operated by licensees as well as our holdings of $28,849 at March 2, 2013 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties in the current market. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,870 which we have guaranteed on behalf of licensees as of March 2, 2013, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

28 of 36

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2013
(Dollars in thousands except share and per share data)

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements are listed in our Annual Report on Form 10-K for fiscal 2012 and include:

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

29 of 36

PART II - OTHER INFORMATION
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
MARCH 2, 2012
(Dollars in thousands except share and per share data)

Item 1.  Legal Proceedings

In 2009, our former vendor, Colonial Trading, Inc. (“Colonial”), filed a lawsuit against us alleging, among other things, breach of contract by the Company after we cancelled orders for cribs following product recalls.  We filed counterclaims for breach of contract and warranty.  On August 1, 2012, a jury returned a verdict in favor of Colonial and in October 2012 judgment was entered in the amount of $1,437. Colonial’s motion for attorney’s fees is pending. Both Bassett and Colonial have appealed; with Bassett seeking a new trial for damages for breach of express warranty, among other things, and Colonial seeking, among other things, to treble its breach of contract damages.  We currently have sufficient reserves to cover the existing judgment amount.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 25, 2012 – January 5, 2013	19,900	$11.89	19,900	$13,102
January 6, 2013 – February 2, 2013	-	-	-	$13,102
February 3, 2013 – March 2, 2013	-	-	-	$13,102

(1)
The Company’s Board of Directors originally authorized the repurchase of up to $60,000 in Company stock.  This repurchase plan was announced on June 23, 1998. On March 17, 2009, the Board of Directors increased the repurchase plan by $20,000.

Item 3.  Defaults Upon Senior Securities

None.

Item 6. Exhibits

a.    Exhibits:

Exhibit 3a – Articles of Incorporation as amended are incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended February 28, 1994.

Exhibit 3b – By-laws as amended to date are incorporated herein by reference to Exhibit 3b to Form 10-Q for the fiscal quarter ended August 25, 2012, filed October 4, 2012.

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

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Accounting Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

30 of 36

PART II - OTHER INFORMATION - CONTINUED
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
MARCH 2, 2012
(Dollars in thousands except share and per share data)

Exhibit 32b – Chief Accounting Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 2, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and retained earnings, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

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

31 of 36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/               Robert H. Spilman, Jr
Robert H. Spilman, Jr., President and Chief Executive Officer
April 4, 2013

/s/                 J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer
April 4, 2013

32 of 36