Form 10-Q
period 2013-06-01
BASSETT FURNITURE INDUSTRIES INC
filed 2013-07-09
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2013

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

Large Accelerated Filer                          Accelerated Filer           X            Non-accelerated Filer                          Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes                         No           X

At June 28, 2013, 10,855,014 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE

	PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of June 1, 2013 (unaudited) and November 24, 2012 and for the three and six months ended June 1, 2013 (unaudited) and May 26, 2012 (unaudited)

	Condensed Consolidated Statements of Income and Retained Earnings	3

	Condensed Consolidated Statements of Comprehensive Income	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

3.	Quantitative and Qualitative Disclosures About Market Risk	31

4.	Controls and Procedures	32

	PART II - OTHER INFORMATION

1.	Legal Proceedings	34

2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

3.	Defaults Upon Senior Securities	34

6.	Exhibits	34

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE PERIODS ENDED JUNE 1, 2013 AND MAY 26, 2012 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Six Months Ended
	June 1,	May 26,	June 1,	May 26,
	2013	2012	2013	2012
Net sales	$81,223	$67,454	$161,072	$128,422
Cost of sales	39,397	31,793	77,886	61,090
Gross profit	41,826	35,661	83,186	67,332

Selling, general and administrative expenses	38,416	33,435	77,412	64,463
Restructuring and asset impairment charges	-	475	-	711
Lease exit costs	-	131	-	359
Income from operations	3,410	1,620	5,774	1,799

Income from Continued Dumping & Subsidy Offset Act	-	9,010	-	9,010
Other loss, net	(129)	(677)	(797)	(1,924)
Income before income taxes	3,281	9,953	4,977	8,885

Income tax expense	1,328	1,911	2,044	1,439
Net income	$1,953	$8,042	$2,933	$7,446

Retained earnings-beginning of period	104,757	95,094	104,319	96,331
Purchase and retirement of common stock	-	(156)	-	(234)
Cash dividends	(543)	(563)	(1,085)	(1,126)
Retained earnings-end of period	$106,167	$102,417	$106,167	$102,417

Basic earnings per share	$0.18	$0.72	$0.27	$0.67

Diluted earnings per share	$0.18	$0.71	$0.27	$0.66

Dividends per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED JUNE 1, 2013 AND MAY 26, 2012 – UNAUDITED

	Quarter Ended		Six Months Ended
	June 1,	May 26,	June 1,	May 26,
	2013	2012	2013	2012

Net income	$1,953	$8,042	$2,933	$7,446
Other comprehensive income (loss):
Net change in unrealized holding gains	-	23	-	77
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	19	8	38	16
Changes in related deferred tax effects	-	-	-	(511)

Other comprehensive income (loss), net of tax	19	31	38	(418)

Total comprehensive income	$1,972	$8,073	$2,971	$7,028

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 1, 2013 AND NOVEMBER 24, 2012

(In thousands)

	(Unaudited)
Assets	June 1, 2013	November 24, 2012
Current assets
Cash and cash equivalents	$43,571	$45,566
Short-term investments	1,125	-
Accounts receivable, net	15,444	15,755
Inventories, net	55,994	57,916
Deferred income taxes	7,116	6,832
Other current assets	8,580	6,439
Total current assets	131,830	132,508

Property and equipment, net	57,922	56,624

Retail real estate	12,485	12,736
Deferred income taxes	9,974	10,485
Other	13,392	14,827
Total long-term assets	35,851	38,048
Total assets	$225,603	$227,180

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,883	$22,405
Accrued compensation and benefits	6,497	6,926
Customer deposits	14,341	12,253
Dividends payable	-	542
Other accrued liabilities	10,285	10,454
Total current liabilities	50,006	52,580

Long-term liabilities
Post employment benefit obligations	11,183	11,577
Real estate notes payable	2,927	3,053
Other long-term liabilities	2,076	2,690
Total long-term liabilities	16,186	17,320

Stockholders’ equity
Common stock	54,275	54,184
Retained earnings	106,167	104,319
Additional paid-in capital	154	-
Accumulated other comprehensive loss	(1,185)	(1,223)
Total stockholders' equity	159,411	157,280
Total liabilities and stockholders’ equity	$225,603	$227,180

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED JUNE 1, 2013 AND MAY 26, 2012 – UNAUDITED

(In thousands)

	Six Months Ended
	June 1, 2013	May 26, 2012
Operating activities:
Net income	$2,933	$7,446
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,890	2,615
Equity in undistributed income of investments and unconsolidated affiliated companies	(282)	(134)
Provision for restructuring and asset impairment charges	-	711
Non-cash portion of lease exit costs	-	359
Other than temporary impairment on investments	-	806
Deferred income taxes	353	107
Other, net	(491)	330
Changes in operating assets and liabilities:
Accounts receivable	243	337
Inventories	1,922	(2,786)
Other current assets	(2,101)	(64)
Accounts payable and accrued liabilities	(2,644)	(1,465)
Net cash provided by operating activities	2,823	8,262

Investing activities:
Purchases of property and equipment	(5,184)	(4,352)
Proceeds from sales of property and equipment	955	-
Proceeds from sale of interest in affiliate	2,348	1,410
Proceeds from sales of investments	-	875
Purchases of investments	(1,125)	(857)
Other	5	13
Net cash used in investing activities	(3,001)	(2,911)

Financing activities:
Repayments of real estate notes payable	(126)	(100)
Issuance of common stock	462	157
Repurchases of common stock	(526)	(1,250)
Cash dividends	(1,627)	(6,626)
Net cash used in financing activities	(1,817)	(7,819)
Change in cash and cash equivalents	(1,995)	(2,468)
Cash and cash equivalents - beginning of period	45,566	69,601

Cash and cash equivalents - end of period	$43,571	$67,133

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 1, 2013

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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (“Bassett”, “we”, “our”, or the “Company”) and our wholly-owned subsidiaries of which we have operating control. The equity method of accounting is used for our investment in an affiliated company in which we exercise significant influence but do not maintain control. In accordance with ASC Topic 810, we have evaluated our licensees and certain other entities to determine whether they are variable interest entities (“VIEs”) of which we are the primary beneficiary and thus would require consolidation in our financial statements. To date we have concluded that none of our licensees nor any other of our counterparties represent VIEs.

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The current fiscal year ending November 30, 2013 is a 53-week year, with the additional week being included in our first fiscal quarter. Accordingly, the information presented below includes 27 weeks of operations for the six months ended June 1, 2013 as compared with 26 weeks included in the six months ended May 26, 2012.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and six months ended June 1, 2013 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 24, 2012.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rate for the three and six months ended June, 2013 differs from the federal statutory rate primarily due to the effects of state income taxes and permanent differences resulting from non-deductible expenses.

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

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 1, 2013

(Dollars in thousands except share and per share data)

The effective tax rate for the quarter ended May 26, 2012 differed from the blended statutory rate primarily due to the year-to-date impact of releasing a portion of the valuation allowance against our deferred tax assets. The reduction in the valuation allowance was primarily due to favorable provision-to-return adjustments related to our 2011 Federal income tax return. These adjustments were related to changes in estimates for temporary differences which created additional tax benefit due to the resulting decline in our deferred tax asset balance and a corresponding decline in the valuation allowance. The valuation allowance was also reduced in part due to the recognition of income from the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) (Note 7), which provided a source of taxable income that allowed for the realization of a portion of our net deferred tax assets. The favorable impact of reducing our valuation allowance was partially offset by the accrual of penalties and interest associated with certain unrecognized tax benefits. For the six months ended May 26, 2012, the effective rate differed from the blended statutory rate due to the release of a portion of the valuation allowance against our deferred taxes as noted above, as well as the recognition of a tax benefit for a reduction of tax effects on our other comprehensive income, partially offset by the accrual of penalties and interest associated with certain unrecognized tax benefits.

3. Accounts Receivable

Accounts receivable consists of the following:

	June 1, 2013	November 24, 2012
Gross accounts receivable	$16,840	$17,544
Allowance for doubtful accounts	(1,396)	(1,789)
Accounts receivable, net	$15,444	$15,755

At June 1, 2013 and November 24, 2012 approximately 65% and 52%, respectively, of gross accounts receivable, and approximately 73% and 84%, respectively, of the allowance for doubtful accounts were attributable to amounts owed to us by our licensees. Our remaining receivables are primarily due from national account customers and traditional distribution channel customers.

Activity in the allowance for doubtful accounts was as follows:

Balance at November 24, 2012	$1,789
Additions charged to expense	68
Write-offs and other deductions	(461)
Balance at June 1, 2013	$1,396

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

JUNE 1, 2013

(Dollars in thousands except share and per share data)

4. Inventories

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method.

Inventories were comprised of the following:

	June 1, 2013	November 24, 2012
Wholesale finished goods	$31,748	$33,110
Work in process	343	273
Raw materials and supplies	8,326	8,586
Retail merchandise	24,243	23,938
Total inventories on first-in, first-out method	64,660	65,907
LIFO adjustment	(7,317)	(6,902)
Reserve for excess and obsolete inventory	(1,349)	(1,089)
	$55,994	$57,916

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

Activity in the reserves for excess quantities and obsolete inventory by segment is as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 24, 2012	$715	$374	$1,089
Additions charged to expense	1,036	269	1,305
Write-offs	(777)	(268)	(1,045)
Balance at June 1, 2013	$974	$375	$1,349

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

JUNE 1, 2013

(Dollars in thousands except share and per share data)

5. Unconsolidated Affiliated Companies

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers. We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business. In addition, Zenith provides home delivery services for several of our Company-owned retail stores. Our investment in Zenith was $6,765 and $6,484 at June 1, 2013 and November 24, 2012, respectively. At June 1, 2013 and November 24, 2012, we owed Zenith $1,879 and $2,547, respectively, for services rendered to us. We believe the transactions with Zenith are at current market rates. We recorded the following income from Zenith in other loss, net, in our condensed consolidated statements of income and retained earnings:

	Quarter Ended		Six Months Ended
	June 1, 2013	May, 26, 2012	June 1, 2013	May, 26, 2012
Equity in income of Zenith	$168	$119	$282	$134

In connection with the sale of our interest in IHFC on May 2, 2011, $2,348 and $4,696 remained held in escrow at June 1, 2013 and November 24, 2012, respectively, to indemnify the purchaser with respect to various contingencies. Half of this escrow was released to us during the six months ended June 1, 2013, with the remainder, provided it is not used for contingencies, being due for release to us during 2014 following the third anniversary of the sale. Previously, during the six months ended May 26, 2012, we received $1,410 from the release of a separate tax indemnification escrow in connection with the IHFC sale.

The escrow receivable from the sale of IHFC is included in our condensed consolidated balance sheets as follows:

	June 1, 2013	November 24, 2012

Other current assets	$2,348	$2,348
Other assets	-	2,348

Total IHFC escrow receivable	$2,348	$4,696

6. Real Estate Notes Payable and Bank Credit Facility

Real Estate Notes Payable

The real estate notes payable are summarized as follows:

	June 1, 2013	November 24, 2012
Real estate notes payable	$3,176	$3,294
Current portion of real estate notes payable	(249)	(241)
	$2,927	$3,053

Certain of our retail real estate properties have been financed through commercial mortgages with interest rates of 6.73%. These mortgages are collateralized by the respective properties with net book values totaling approximately $6,329 and $6,397 at June 1, 2013 and November 24, 2012, respectively. The portion of these mortgages due within one year, $249 and $241 as of June 1, 2013 and November 24, 2012, respectively, is included in other current liabilities in the accompanying condensed consolidated balance sheets. The long-term portion, $2,927 and $3,053 as of June 1, 2013 and November 24, 2012, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets.

 PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 1, 2013

(Dollars in thousands except share and per share data)

The fair value of these mortgages was $3,176 and $3,668 at June 1, 2013 and November 24, 2012, respectively. In determining the fair value, we utilized current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 10.

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

At June 1, 2013, we had $1,966 outstanding under standby letters of credit, leaving availability under our credit line of $13,034.

7. Contingencies

Legal and Environmental Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

In 2009, our former vendor, Colonial Trading, Inc. (“Colonial”), filed a lawsuit against us alleging, among other things, breach of contract by the Company after we cancelled orders for cribs following product recalls.  We filed counterclaims for breach of contract and warranty.  On August 1, 2012, a jury returned a verdict in favor of Colonial, and in October 2012 judgment was entered in the amount of $1,449. Both Bassett and Colonial appealed; with Bassett seeking a new trial for damages for breach of express warranty, among other things, and Colonial seeking, among other things, to treble its breach of contract damages.  On June 21, 2013, the Court of Appeals denied both appeals and affirmed the judgment. The Company is evaluating whether to seek a rehearing or pursue a further appeal. Colonial’s motion seeking attorney’s fees remains pending in the trial court. We currently have sufficient reserves to cover the existing judgment amount.

2012 CDSOA Income and Return Contingency

During the three months ended May 26, 2012, the U.S. Customs and Border Protection (“Customs”) made a distribution to us of $9,010 representing our share of the final distribution of duties that have been withheld by Customs under the CDSOA. We have received annual distributions in past years under the CDSOA as a result of our support of an antidumping petition on imports of wooden bedroom furniture from China. Certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the United States Court of International Trade challenging the CDSOA's “support requirement” and seeking to share in the distributions. As a result, Customs held back a portion of those distributions (“the Holdback”) pending resolution of the Non-Supporting Producers' claims. The Court of International Trade dismissed all of the actions of the Non-Supporting Producers, who appealed to the United States Court of Appeals for the Federal Circuit (“the Court of Appeals”). While the Court of Appeals denied the Non-Supporting Producers request for an injunction to block the final distribution of the Holdback and allowed Customs to distribute the funds in April of 2012, the appeal is still pending before the court, which held oral arguments on March 8, 2013 concerning the appeal. Should the Court of Appeals reverse the decisions of the United States Court of International Trade which ordered the release of the final distribution, it is possible that Customs may seek to have us return all or a portion of our share of the distribution. However, we believe that the chance Customs will seek and be entitled to obtain a return is remote.

 PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 1, 2013

(Dollars in thousands except share and per share data)

Lease Commitments and Guarantees

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores. We had obligations of $83,605 and $72,800 at June 1, 2013 and November 24, 2012, respectively, for future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year.

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,783 and $2,007 at June 1, 2013 and November 24, 2012, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory) and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at June 1, 2013 and November 24, 2012 was not material.

8. Post Employment Benefit Obligations

Supplemental Executive Retirement Defined Benefit Plan (SERP)

We have an unfunded Supplemental Retirement Income Plan that covers one current and certain former executives. The liability for this plan was $9,457 and $9,805 as of June 1, 2013 and November 24, 2012, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	June 1, 2013	November 24, 2012
Other accrued liabilities	$858	$843
Post employment benefit obligations	8,599	8,962

Total pension liability	$9,457	$9,805

Components of net periodic pension costs are as follows:

	Quarter Ended		Six Months Ended
	June 1, 2013	May 26, 2012	June 1, 2013	May 26, 2012
Service cost	$17	$14	$35	$27
Interest cost	88	94	175	188
Amortization of transition obligation	10	11	21	21
Amortization of loss	21	3	41	5

Net periodic pension cost	$136	$122	$272	$241

 PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 1, 2013

(Dollars in thousands except share and per share data)

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense under this plan as follows:

	Quarter Ended		Six Months Ended
	June 1, 2013	May 26, 2012	June 1, 2013	May 26, 2012
Deferred compensation plan expense	$72	$78	$144	$156

Our liability under this plan was $2,584 and $2,615 as of June 1, 2013 and November 24, 2012, respectively, and is reflected in post employment benefit obligations.

9. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended June 1, 2013:

Basic earnings per share	$1,953	10,712,718	$0.18
Add effect of dilutive securities:
Options and restricted shares	-	173,131	-
Diluted earnings per share	$1,953	10,885,849	$0.18

For the quarter ended May 26, 2012:

Basic earnings per share	$8,042	11,117,399	$0.72
Add effect of dilutive securities:
Options and restricted shares	-	102,765	(0.01)
Diluted earnings per share	$8,042	11,220,164	$0.71

For the six months ended June 1, 2013:

Basic earnings per share	$2,933	10,705,711	$0.27
Add effect of dilutive securities:
Options and restricted shares	-	165,820	-
Diluted earnings per share	$2,933	10,871,531	$0.27

For the six months ended May 26, 2012:

Basic earnings per share	$7,446	11,138,505	$0.67
Add effect of dilutive securities:
Options and restricted shares	-	91,060	(0.01)
Diluted earnings per share	$7,446	11,229,565	$0.66

 PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 1, 2013

(Dollars in thousands except share and per share data)

For the three and six months ended June 1, 2013 and May 26, 2012, the following potentially dilutive shares were excluded from the computation as their effect was anti-dilutive:

	Quarter Ended		Six Months Ended
	June 1, 2013	May 26, 2012	June 1, 2013	May 26, 2012
Stock options	472,500	724,500	472,500	724,500
Unvested restricted shares	11,295	11,184	11,295	11,184

Total anti-dilutive shares	483,795	735,684	483,795	735,684

10. Financial Instruments and Fair Value Measurements

Our financial instruments include cash and cash equivalents, accounts receivable, short-term investments, cost and equity method investments, accounts payable and long-term debt. Because of their short maturities, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair values. Our cost and equity method investments generally involve entities for which it is not practical to determine fair values.

Our short-term investments at June 1, 2013 consist of certificates of deposit (CDs) with one-year terms, bearing interest at rates ranging from 0.275% to 1.00%, and all maturing within twelve months following June 1, 2013. Each CD is placed with a federally insured financial institution and all deposits are within Federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at June 1, 2013 approximates their fair value.

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

Our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”) has been valued at fair value primarily based on the net asset values which are determined by the fund manager, less a discount for illiquidity. Due to significant declines in net asset values during the first quarter of 2012, the highly illiquid nature of the investment and the high degree of uncertainty regarding our ability to recover our investment in the foreseeable future, we have fully impaired the carrying amount of this investment resulting in a charge of $806 during the six months ended May 26, 2012, which is included in other loss, net, in the condensed consolidated statements of income and retained earnings. The inputs into our estimate of the fair value of our investment in Fortress reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy noted above.

 PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 1, 2013

(Dollars in thousands except share and per share data)

The carrying values and approximate fair values of certain financial instruments were as follows:

	June 1, 2013		November 24, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$43,571	$43,571	$45,566	$45,566
Accounts receivable, net	15,444	15,444	15,755	15,755
Short-term investments	1,125	1,125	-	-

Liabilities:
Accounts payable	$18,883	$18,883	$22,405	$22,405
Real estate notes payable	3,176	3,176	3,294	3,668

11. Restructuring, Asset Impairment and Other Charges

During the three and six months ended May 26, 2012, our income from operations included restructuring and asset impairment charges totaling $475 and $711, respectively, and lease exit costs of $131 and $359, respectively, as more fully described below.

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

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 1, 2013

(Dollars in thousands except share and per share data)

The following table summarizes the activity related to our accrued lease exit costs:

Balance at November 24, 2012	$2,614

Payments on unexpired leases	(913)
Adjustments to previous estimates	(42)
Accretion of interest on obligations and other	54

Balance at June 1, 2013	$1,713

Current portion included in other accrued liabilities	$1,176
Long-term portion included in other long-term liabilities	537
$1,713

12. Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 (ASU 2013-02), which updates the guidance in ASC Topic 220, Comprehensive Income. The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in ASU 2013-02 seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. This guidance became effective for us prospectively beginning with our second quarter for fiscal 2013. The adoption of this guidance did not have a material impact upon our financial position or results of operations.

In March 2013, the FASB issued Accounting Standards Update No. 2013-04 (ASU 2013-04), which updated the guidance in ASC Topic 405, Liabilities. The amendments in ASU 2013-04 generally provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance will become effective for us as of the beginning of our 2015 fiscal year. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

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

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

JUNE 1, 2013

(Dollars in thousands except share and per share data)

Our investments and real estate segment consists of our short-term investments, our holdings of retail real estate leased or previously leased as licensee stores and our equity investment in Zenith. We also hold an investment in Fortress, which we fully reserved during the first quarter of fiscal 2012. Although this segment does not have operating earnings, income from the segment is included in other loss, net, in our condensed consolidated statements of income and retained earnings.

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

The following table presents our segment information:

	Quarter Ended		Six Months Ended
	June 1, 2013	May 26, 2012	June 1, 2013	May 26, 2012
Net Sales
Wholesale	$53,933	$45,940	$107,893	$88,550
Retail	51,470	42,805	101,427	81,622
Inter-company elimination	(24,180)	(21,291)	(48,248)	(41,750)
Consolidated	$81,223	$67,454	$161,072	$128,422

Income (loss) from Operations
Wholesale	$2,849	$2,033	$5,850	$3,864
Retail	277	66	(294)	(933)
Inter-company elimination	284	127	218	(62)
Restructuring and asset impairment charges	-	(475)	-	(711)
Lease exit costs	-	(131)	-	(359)
Consolidated	$3,410	$1,620	$5,774	$1,799

Depreciation and Amortization
Wholesale	$332	$285	$673	$566
Retail	999	875	1,966	1,771
Investments & real estate	125	139	251	278
Consolidated	$1,456	$1,299	$2,890	$2,615

Capital Expenditures
Wholesale	$1,474	$642	$2,122	$1,035
Retail	1,089	1,792	3,062	3,307
Investments & real estate	-	-	-	10
Consolidated	$2,563	$2,434	$5,184	$4,352

Identifiable Assets	As of June 1,	As of November 24,
Wholesale	$140,582	$145,861
Retail	71,411	68,583
Investments & real estate	13,610	12,736
Consolidated	$225,603	$227,180

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

JUNE 1, 2013

(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the Company’s products and services, industry outlook and business trends.

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The current fiscal year ending November 30, 2013 is a 53-week year, with the additional week being included in our first fiscal quarter. Accordingly, the information presented below includes 27 weeks of operations for the six months ended June 1, 2013 as compared with 26 weeks included in the six months ended May 26, 2012.

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 111-year history has instilled the principles of quality, value and integrity in everything that we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and to meet the demands of a global economy.

With 89 BHF stores at June 1, 2013, we have leveraged our strong brand name in furniture into a network of corporate and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits and coordinated decorating accessories.  We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship and the speed of its delivery.  The selling philosophy in the stores is based on building strong long term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor. We continue to strengthen the sales and design talent within our Company-owned retail stores.  During 2011, our Design Consultants completed extensive Design Certification training coursework. This coursework has strengthened their skills related to our house call and design business, and is intended to increase business with our most valuable customers.

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

In September of 2011, we announced the formation of a strategic partnership with HGTV (Home and Garden Television), a division of Scripps Networks, LLC, which combines our 111 year heritage in the furniture industry with the penetration of 99 million households in the United States that the HGTV network enjoys today.  This alliance encompasses strategies for both the BHF store network and other open market sales channels. For the store network, the in-store design centers have been co-branded with HGTV to more forcefully market the concept of a “home makeover”, an important point of differentiation for our stores that also mirrors much of the programming content on the HGTV network. We believe the new co-branded design centers coupled with the targeted national advertising on HGTV have played a key role in our improved comparable store sales during the fourth quarter of 2012 and the first six months of 2013.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

JUNE 1, 2013

(Dollars in thousands except share and per share data)

In addition, we have developed, in conjunction with HGTV, a new line of furniture that contains only the HGTV® Home Collection brand and will be primarily marketed through select furniture retailers. The HGTV® Home Collection furniture line currently consists of several wood collections with complementary upholstered furniture offerings. We expect to expand the upholstery offerings while reducing some of our wood offerings. Currently, 25 retailers with over 80 floors have the new furniture line. During the six months ended June 1, 2013, approximately 2.9% of our wholesale shipments were HGTV® Home Collection branded furniture. We are currently in discussions with several other retailers to carry the line.

Our store network included 55 Company-owned and operated stores and 34 licensee-owned stores at June 1, 2013. During the six months ended June 1, 2013, we opened new stores in Dallas, Texas, and Raleigh, North Carolina. The Raleigh store is only 3,000 square feet and represents a custom furniture shop concept that will be tested in a few additional markets. We also completed the repositioning of our Hartford, Connecticut location. Also during the first six months of fiscal 2013 two new licensee-owned stores were opened, one store in San Jose, California, and another store in Columbus, Ohio, and a licensee-owned store in Lynwood, Washington closed due to the expiration of its lease. We have begun a multi-year relocation process of many of our first generation stores that should result in locations more suitable to the current Bassett retail strategy. As part of this process, we plan to reposition five existing Company-owned stores during the nine months following June 1, 2013. In addition, we plan to open six new Company-owned stores within that same period.

The following table summarizes the changes in store count during the six months ended June 1, 2013:

	November 24, 2012	Openings	Closed	Transfers	June 1, 2013
Company-owned stores	53	2	-	-	55
Licensese-owned stores	33	2	(1)	-	34

Total	86	4	(1)	-	89

Our wholesale operations include an upholstery complex in Newton, North Carolina that produces a wide range of upholstered furniture. We believe that we are an industry leader with our quick-ship custom upholstery offerings. We also operate a custom dining manufacturing facility in Martinsville, Virginia. Most of our wood furniture and certain upholstery offerings are sourced from several foreign plants, primarily in Vietnam and Indonesia. We define imported product as fully finished product that is sourced internationally. For the first six months of 2013, approximately 47% of our wholesale sales were of imported product compared to 51% for the first six months of 2012.

Results of Operations – Three and six months ended June 1, 2013 compared with three and six months ended May 26, 2012:

Net sales, gross profit, selling, general and administrative (SG&A) expense, and income from operations were as follows for the periods ended June 1, 2013 and May 26, 2012:

	Quarter Ended				Six Months Ended*
	June 1, 2013		May 26, 2012		June 1, 2013		May 26, 2012

Net sales	$81,223	100.0%	$67,454	100.0%	$161,072	100.0%	$128,422	100.0%
Gross profit	41,826	51.5%	35,661	52.9%	83,186	51.6%	67,332	52.4%
SG&A expenses	38,416	47.3%	33,435	49.6%	77,412	48.1%	64,463	50.2%
Restructuring and asset impairment charges	-	0.0%	475	0.7%	-	0.0%	711	0.5%
Lease exit costs	-	0.0%	131	0.2%	-	0.0%	359	0.3%

Income from operations	$3,410	4.2%	$1,620	2.4%	$5,774	3.5%	$1,799	1.4%

* 27 weeks for fiscal 2013 as compared with 26 weeks for fiscal 2012.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

JUNE 1, 2013

(Dollars in thousands except share and per share data)

On a consolidated basis, we reported net sales for the second quarter of 2013 of $81,223, an increase of $13,769, or 20%, over the second quarter of 2012. Net sales for the six months ended June 1, 2013 were $161,072, an increase of $32,650, or 25%, over the first half of fiscal 2012. As noted above, the first half of 2013 consisted of 27 weeks while the first half of 2012 consisted of 26 weeks. On an average weekly basis, consolidated net sales for the first half of fiscal 2013 increased 21% over the comparable prior year period. Operating income for the three and six months ended June 1, 2013 increased by $1,790 and $3,975, respectively, over the comparable prior year periods driven primarily by higher sales in both the wholesale and retail segments. This was partially offset by higher selling, general and administrative expenses due primarily to the increased number of Company-owned stores, planned higher marketing and advertising costs to drive continued sales growth, and increased health care costs due to higher claim experience.

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

Investments and Real Estate. Our investments and real estate segment consists of our short-term investments, our holdings of retail real estate leased or previously leased as licensee stores and our equity investment in Zenith Freight Lines, LLC, (“Zenith”). We also hold an investment in the Fortress Value Recover Fund I, LLC (“Fortress”), which was fully impaired during the first quarter of fiscal 2012. Although this segment does not have operating earnings, income from the segment is included in other loss, net, in our condensed consolidated statements of income and retained earnings.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

JUNE 1, 2013

(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Quarter Ended June 1, 2013
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$53,933	$51,470	$(24,180	)(1)	$81,223
Gross profit	17,593	24,413	(180	)(2)	41,826
SG&A expense	14,744	24,136	(464	)(3)	38,416
Income from operations	$2,849	$277	$284		$3,410

	Quarter Ended May 26, 2012
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$45,940	$42,805	$(21,291	)(1)	$67,454
Gross profit	15,103	20,776	(218	)(2)	35,661
SG&A expense	13,070	20,710	(345	)(3)	33,435
Income from operations (4)	$2,033	$66	$127		$2,226

	Six Months Ended June 1, 2013*
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$107,893	$101,427	$(48,248	)(1)	$161,072
Gross profit	35,601	48,287	(702	)(2)	83,186
SG&A expense	29,751	48,581	(920	)(3)	77,412
Income (loss) from operations	$5,850	$(294)	$218		$5,774

	Six Months Ended May 26, 2012*
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$88,550	$81,622	$(41,750	)(1)	$128,422
Gross profit	28,645	39,446	(759	)(2)	67,332
SG&A expense	24,781	40,379	(697	)(3)	64,463
Income (loss) from operations (4)	$3,864	$(933)	$(62)		$2,869

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the change for the period in the elimination of intercompany profit in ending retail inventory.
(3)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.
(4)	Excludes the effects of restructuring and asset impairment charges and lease exit costs. These charges are not allocated to our segments.

* 27 weeks for fiscal 2013 as compared with 26 weeks for fiscal 2012.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

JUNE 1, 2013

(Dollars in thousands except share and per share data)

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

Results for the wholesale segment for the three and six months ended June 1, 2013 and May 26, 2012 are as follows:

	Quarter Ended				Six Months Ended*
	June 1, 2013		May 26, 2012		June 1, 2013		May 26, 2012

Net sales	$53,933	100.0%	$45,940	100.0%	$107,893	100.0%	$88,550	100.0%
Gross profit	17,593	32.6%	15,103	32.9%	35,601	33.0%	28,645	32.3%
SG&A expenses	14,744	27.3%	13,070	28.5%	29,751	27.6%	24,781	28.0%

Income from operations (1)	$2,849	5.3%	$2,033	4.4%	$5,850	5.4%	$3,864	4.3%

(1) Excluding the effects of restructuring and asset impairment charges and lease exit costs. These charges are not allocated to our segments.

* 27 weeks for fiscal 2013 as compared with 26 weeks for fiscal 2012

Quarterly Analysis of Results - Wholesale

Net sales for the wholesale segment were $53,933 for the second quarter of 2013 as compared to $45,940 for the second quarter of 2012, an increase of $7,993, or 17%. Wholesale shipments to the open market (outside the Bassett Home Furnishings store network) increased 41% and shipments to the Bassett Home Furnishings store network increased by 8.2% compared to the prior year quarter. Gross margins for the wholesale segment were 32.6% for the second quarter of 2013 as compared to 32.9% for the second quarter of 2012. This decrease was primarily due to lower margins in the wood business from discounting discontinued product and increased health care costs due to higher claims experience. The decrease was partially offset by increased margins in upholstery operations as increased sales volumes provided greater leverage of fixed costs. Wholesale SG&A increased $1,674 to $14,744 for the second quarter of 2013 as compared to $13,070 for the second quarter of 2012. SG&A costs as a percentage of sales decreased to 27.3% as compared to 28.5% for the second quarter of 2012 as we effectively leveraged fixed SG&A costs through increased sales.

Year-to-Date Analysis of Results – Wholesale

Net sales for the wholesale segment were $107,893 for the first six months of 2013 as compared to $88,550 for the first six months of 2012, an increase of $19,343, or 22%. On an average weekly basis (normalizing for the extra week in the first six months of 2013), wholesale net sales increased 17%. Wholesale shipments to the open market (outside the Bassett Home Furnishings store network) increased 44% and shipments to the Bassett Home Furnishings store network increased by 12% compared to the first six months of 2012. Gross margins for the wholesale segment were 33.0% for the first six months of 2013 as compared to 32.3% for the first six months of 2012. This increase was primarily due to increased margins in upholstery operations as increased sales volumes provided greater leverage of fixed costs, partially offset by lower margins in the wood business from discounting discontinued product and increased health care costs due to higher claims experience. Wholesale SG&A increased $4,970 to $29,751 for the first six months of 2013 as compared to $24,781 for the first six months of 2012. SG&A costs as a percentage of sales decreased to 27.6% as compared to 28.0% for the first six months of 2012. Profit improvement from leveraging fixed SG&A costs through higher sales volumes was partially offset by planned increased marketing and advertising costs of $836 to drive continued sales growth.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

JUNE 1, 2013

(Dollars in thousands except share and per share data)

Wholesale shipments by type:	Quarter Ended				Six Months Ended*
	June 1, 2013		May 26, 2012		June 1, 2013		May 26, 2012

Wood	$22,243	41.2%	$19,295	42.0%	$44,466	41.2%	$37,355	42.2%
Upholstery	31,233	57.9%	26,160	56.9%	62,434	57.9%	50,274	56.8%
Other	457	0.9%	485	1.1%	993	0.9%	921	1.0%
Total	$53,933	100.0%	$45,940	100.0%	$107,893	100.0%	$88,550	100.0%

* 27 weeks for fiscal 2013 as compared with 26 weeks for fiscal 2012

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $15,246 at June 1, 2013 as compared with $9,387 at May 26, 2012. The increase over the prior year amount is primarily due to an overall increase in business and timing of the receipt of imported product needed to fill certain orders.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

JUNE 1, 2013

(Dollars in thousands except share and per share data)

Retail Segment – Company-Owned Retail Stores

Results for the retail segment for the three and six months ended June 1, 2013 and May 26, 2012 are as follows:

	Quarter Ended				Six Months Ended*
	June 1, 2013		May 26, 2012		June 1, 2013		May 26, 2012

Net sales	$51,470	100.0%	$42,805	100.0%	$101,427	100.0%	$81,622	100.0%
Gross profit	24,413	47.4%	20,776	48.5%	48,287	47.6%	39,446	48.3%
SG&A expenses	24,136	46.9%	20,710	48.4%	48,581	47.9%	40,379	49.5%
Income (loss) from operations (1)	$277	0.5%	$66	0.1%	$(294)	-0.3%	$(933)	-1.2%

Results for the comparable stores† (49 stores for the quarters ended June 1, 2013 and May 26, 2012, 48 stores for the six months ended June 1, 2013 and May 26, 2012) are as follows:

	Quarter Ended				Six Months Ended*
	June 1, 2013		May 26, 2012		June 1, 2013		May 26, 2012

Net sales	$46,361	100.0%	$42,427	100.0%	$89,985	100.0%	$79,896	100.0%
Gross profit	22,109	47.7%	20,738	48.9%	43,004	47.8%	38,946	48.7%
SG&A expenses	21,413	46.2%	20,231	47.7%	42,362	47.1%	38,901	48.7%
Income from operations (1)	$696	1.5%	$507	1.2%	$642	0.7%	$45	0.1%

† “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended				Six Months Ended*
	June 1, 2013		May 26, 2012		June 1, 2013		May 26, 2012

Net sales	$5,109	100.0%	$378	100.0%	$11,442	100.0%	$1,726	100.0%
Gross profit	2,304	45.1%	38	10.1%	5,283	46.2%	500	29.0%
SG&A expenses	2,723	53.3%	479	126.7%	6,219	54.4%	1,478	85.6%
Loss from operations (1)	$(419)	-8.2%	$(441)	-116.6%	$(936)	-8.2%	$(978)	-56.7%

* 27 weeks for fiscal 2013 as compared with 26 weeks for fiscal 2012

(1) Excluding the effects of restructuring and impairment charges and lease exit costs. These charges are not allocated to our segments.

Quarterly Analysis of Results – Retail

Our Company-owned stores had sales of $51,470 in the second quarter of 2013 as compared to $42,805 in the second quarter of 2012, an increase of 20%. The increase was comprised of a $3,934, or 9.3%, increase in comparable store sales and a $4,731 increase in non-comparable store sales. We believe the new co-branded design centers in our stores coupled with the targeted national advertising on HGTV have played a key role in our improved comparable store sales. Also contributing to the higher comparable store sales is a continued improvement in the quality and training of our design consultants along with a general improvement in the overall retail environment. While we do not recognize sales until goods are delivered to the customer, our management tracks written sales (the dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 6.9% for the second quarter of 2013 as compared to the second quarter of 2012.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

JUNE 1, 2013

(Dollars in thousands except share and per share data)

Operating income for the second quarter of 2013 was $277 as compared to $66 for the second quarter of 2012. Gross margins were lower at 47.4% for the quarter as compared to 48.5% for the prior year quarter due in large part to a concerted effort to reduce clearance inventory levels at our Company-owned stores. SG&A increased $3,426, primarily due to increased store count and higher sales volumes. Each additional store opening results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing. As a percentage of sales, SG&A decreased to 46.9% for the quarter as compared to 48.4% for the same quarter last year, primarily due to greater leverage of fixed costs from higher sales. This improvement was partially offset by increased health care costs of $369 due to higher claim experience and $267 of incremental management and overhead costs as the Company-owned network continues to grow.

Year-to-Date Analysis of Results – Retail

Our Company-owned stores had sales of $101,427 in the first six months of 2013 as compared to $81,622 in the first six months of 2012, an increase of 24%. The increase was comprised of a $10,089, or 13%, increase in comparable store sales along with a $9,716 increase in non-comparable store sales. On an average weekly basis (normalizing for the extra week in the first quarter of 2013), comparable store sales increased 8.5%. We believe the new co-branded design centers in our stores coupled with the targeted national advertising on HGTV have played a key role in our improved comparable store sales. Also contributing to the higher comparable store sales is a continued improvement in the quality and training of our design consultants along with a general improvement in the overall retail environment. While we do not recognize sales until goods are delivered to the customer, our management tracks written sales (the dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 14% for the first six months of 2013 as compared to the first six months of 2012. On an average weekly basis, written sales for comparable stores increased by 9.7%.

Operating loss for the first six months of 2013 was $294 as compared to $933 for the first six months of 2012. Gross margins were lower at 47.6% for the six months as compared to 48.3% for the comparable prior year period due in large part to a concerted effort to reduce clearance inventory levels at our Company-owned stores. SG&A increased $8,202, primarily due to increased store count and higher sales volumes. Each additional store opening results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing. As a percentage of sales, SG&A decreased to 47.9% for the first six months of 2013 as compared to 49.5% for the same period last year, primarily due to greater leverage of fixed costs from higher sales. This improvement was partially offset by increased health care costs of $692 due to higher claim experience and $525 of incremental management and overhead costs as the Company-owned network continues to grow.

Retail Comparable Store Sales Increases

	Quarter Ended		Six Months Ended*
	June 1, 2013	May 26, 2012	June 1, 2013	May 26, 2012
As reported:
Delivered	9.3%	7.9%	12.6%	6.8%
Written	6.9%	11.2%	14.0%	9.1%
Average weekly basis:
Delivered	9.3%	7.9%	8.5%	6.8%
Written	6.9%	11.2%	9.7%	9.1%

* 27 weeks for fiscal 2013 as compared with 26 weeks for fiscal 2012

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $20,030, or an average of $364 per open store at June 1, 2013 as compared with $15,151, or an average of $303 per open store at May 26, 2012. The increase over the prior year amount is primarily due to an overall increase in business and timing of the receipt of product from the wholesale division to be used to fill open orders.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

JUNE 1, 2013

(Dollars in thousands except share and per share data)

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

Investment and Real Estate Segment and Other Items Affecting Net Income

Our investments and real estate segment consists of our short-term investments, our holdings of retail real estate leased or previously leased as licensee stores and our equity investment in Zenith. We also hold an investment in Fortress, which we fully reserved during the first quarter of fiscal 2012. Although this segment does not have operating earnings, income or loss from the segment is included in other loss, net in our condensed consolidated statements of income and retained earnings.

Other loss, net, for the quarter ended June 1, 2013 was $129 as compared with $677 for the quarter ended May 26, 2012. The decline is primarily due to lower loan and lease guarantee provisions as well as higher gains in the cash surrender value of life insurance policies as compared with the prior year period.

Other loss, net, for the six months ended June 1, 2013 was $797 as compared with $1,924 for the six months ended May 26, 2012. The decline is primarily due to the impairment of our investment in Fortress during 2012. Our investment in Fortress has been valued at fair value primarily based on the net asset values which are determined by the fund manager, less a discount for illiquidity. Due to significant declines in net asset values during the first quarter of 2012, the highly illiquid nature of the investment, and the high degree of uncertainty regarding our ability to recover our investment in the foreseeable future, we fully impaired the carrying amount of this investment resulting in a charge of $806 during the six months ended May 26, 2012. In addition to the impairment of Fortress, other loss, net, also declined in part due to lower loan and lease guarantee provisions as well as higher equity income from Zenith as compared with the prior year period.

We own 49% of Zenith, which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers.  We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business.  In addition, Zenith provides home delivery services for approximately a third of our Company-owned retail stores. We believe our partnership with Zenith allows us to focus on our core competencies of manufacturing and marketing home furnishings. Zenith focuses on offering Bassett customers best-of-class service and handling. We consider the expertise that Zenith exhibits in logistics to be a significant competitive advantage for us. In addition, we believe that Zenith is well positioned to take advantage of current growth opportunities for providing logistical services to the furniture industry. Our equity in the income of Zenith, included in other loss, net, was $168 and $282 for the three and six months ended June 1, 2013, respectively, and $119 and $134 for the three and six months ended May 26, 2012, respectively.

Income from the Continued Dumping and Subsidy Offset Act

During the quarter ended May 26, 2012, the U.S. Customs and Border Protection (“Customs”) made a distribution to us of $9,010 representing our share of the final distribution of duties that have been withheld by Customs under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). We have received annual distributions in past years under the CDSOA as a result of our support of an antidumping petition on imports of wooden bedroom furniture from China, such distributions having been recognized in income during the fourth quarter of each fiscal year when our annual share was determined. Certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the United States Court of International Trade challenging the CDSOA's “support requirement” and seeking to share in the distributions. As a result, Customs held back a portion of those distributions (“the Holdback”) pending resolution of the Non-Supporting Producers' claims. The Court of International Trade dismissed all of the actions of the Non-Supporting Producers, who appealed to the United States Court of Appeals for the Federal Circuit (“the Court of Appeals”). While the Court of Appeals denied the Non-Supporting Producers request for an injunction to block the final distribution of the Holdback and allowed Customs to distribute the funds in April of 2012, the appeal is still pending before the court, which held oral arguments on March 8, 2012 concerning the appeal. Should the Court of Appeals reverse the decisions of the United States Court of International Trade which ordered the release of the final distribution, it is possible that Customs may seek to have us return all or a portion of our share of the distribution. However, we believe that the chance Customs will seek and be entitled to obtain a return is remote.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

JUNE 1, 2013

(Dollars in thousands except share and per share data)

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rate for the three and six months ended June 1, 2013 differs from the federal statutory rate primarily due to the effects of state income taxes and permanent differences resulting from non-deductible expenses.

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

The effective tax rate for the quarter ended May 26, 2012 differed from the blended statutory rate primarily due to the year-to-date impact of releasing a portion of the valuation allowance against our deferred tax assets. The reduction in the valuation allowance was primarily due to favorable provision-to-return adjustments related to our 2011 Federal income tax return. These adjustments were related to changes in estimates for temporary differences which created additional tax benefit due to the resulting decline in our deferred tax asset balance and a corresponding decline in the valuation allowance. The valuation allowance was also reduced in part due to the recognition of income from the CDSOA, which provided a source of taxable income that allowed for the realization of a portion of our net deferred tax assets. The favorable impact of reducing our valuation allowance was partially offset by the accrual of penalties and interest associated with certain unrecognized tax benefits. For the six months ended May 26, 2012, the effective rate differed from the blended statutory rate due to the release of a portion of the valuation allowance against our deferred taxes as noted above, as well as the recognition of a tax benefit for a reduction of tax effects on our other comprehensive income, partially offset by the accrual of penalties and interest associated with certain unrecognized tax benefits.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

JUNE 1, 2013

(Dollars in thousands except share and per share data)

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail growth strategies.

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

Cash from the CDSOA

As more fully discussed above under “Income from the Continued Dumping and Subsidy Offset Act,” we received significant additional liquidity during the second quarter of fiscal 2012 in the amount of $9,010 from the final distribution by Customs under the CDSOA. This final distribution remains under appeal by the Non-Supporting Producers which, if successful, could result in Customs seeking the return all or a portion of the final distribution. However, we believe that the chance Customs will seek and be entitled to obtain a return is remote.

Cash Flows

Cash provided by operations for the first six months of 2013 was $2,823 compared to cash provided by operations of $8,262 for the first six months of 2012, a decline of $5,439. Excluding the final distribution of CDSOA funds which we received from Customs during April of 2012, our cash provided by operations for the first six months of 2013 would have increased over the comparable prior year period by $3,571, primarily the result of improved income from operations.

Our overall cash position declined by $1,995 during the first six months of 2013. Offsetting the cash provided by operations, investing activities used $3,001 of cash, primarily for capital expenditures for retail store expansion and the purchase and implementation of a new retail data processing system as well as the purchase of short-term investments, partially offset by the collection of escrowed funds from the 2011 sale of IHFC and proceeds from the disposition of properties no longer used in operations. Cash used in financing activities totaled $1,817, consisting primarily of dividend payments.

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

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

JUNE 1, 2013

(Dollars in thousands except share and per share data)

Our inventories consist of the following:

	June 1,	November 24,
	2013	2012
Wholesale finished goods	$31,748	$33,110
Work in process	343	273
Raw materials and supplies	8,326	8,586
Retail merchandise	24,243	23,938
Total inventories on first-in, first-out method	64,660	65,907
LIFO adjustment	(7,317)	(6,902)
Reserve for excess and obsolete inventory	(1,349)	(1,089)
	$55,994	$57,916

Our annualized inventory turnover rate and ending days supply on hand for the six months ended June 1, 2013 and May 26, 2012 are as follows:

	Six Months Ended
	June 1, 2013	May 26, 2012
Consolidated:
Annualized inventory turns	2.6	2.6
Ending days supply on hand	136	143

Wholesale segment:
Annualized inventory turns	3.9	4.2
Ending days supply on hand	91	87

Retail Segment:
Annualized inventory turns	3.8	3.6
Ending days supply on hand	98	106

On a consolidated basis, the inventory turnover rate for the six months ended June 1, 2013 was comparable to that for the six months ended May 26, 2012 with a slight decrease in the days supply on hand. This decrease was primarily driven by the higher inventory turnover in the retail segment, partially offset by a slightly lower turnover rate in the wholesale segment. Our consolidated inventory turnover rate is lower than the separate turnover rates for each of our reportable segments due to the intercompany sale of goods between the two segments. Goods manufactured or imported in the wholesale segment remain on the wholesale segment balance sheet until they are sold and transferred to our Company-owned retail stores, whereupon they are held on our retail segment balance sheet for an additional period of time until they are sold to consumers.

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

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

JUNE 1, 2013

(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 24, 2012	$715	$374	$1,089
Additions charged to expense	1,036	269	1,305
Write-offs	(777)	(268)	(1,045)
Balance at June 1, 2013	$974	$375	$1,349

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

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $28,659 at June 1, 2013. All other retail real estate that we own, including locations leased to our licensees, locations leased to non-licensees, and vacant locations is reported as retail real estate in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our investments/real estate segment, was $12,485 at June 1, 2013.

The following table summarizes our total investment in retail real estate owned at June 1, 2013:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	11	276,887	$28,659

Investment real estate:
Leased to operating licensees	1	18,000	3,805
Leased to others	3	67,521	6,616
Available for sale or lease	1	26,500	1,828
Other (2)	-	-	236

Total included in retail real estate	5	112,021	12,485

Total Company investment in retail real estate	16	388,908	$41,144

(1) Includes two properties encumbered under mortgages totalling $3,176 at June 1, 2013.

(2) Consists of leasehold improvements in locations leased by the Company and subleased to licensees.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

JUNE 1, 2013

(Dollars in thousands except share and per share data)

Capital Expenditures

We expect that our total capital expenditures for fiscal 2013 will total approximately $13 million to $15 million, including approximately $8 million to $10 million to be invested in new retail stores, store repositioning and store remodeling, and approximately $2 million for the purchase and implementation of information technology systems, primarily in our retail segment. Although our capital expenditure budget for fiscal 2014 is still being developed, we currently anticipate that our total capital expenditures for fiscal 2014 will be lower than those planned for fiscal 2013.

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

At June 1, 2013 we had $1,966 outstanding under standby letters of credit, leaving availability under our credit line of $13,034.

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

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 7 to our condensed consolidated financial statements for further information regarding certain contingencies as of June 1, 2013.

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

JUNE 1, 2013

(Dollars in thousands except share and per share data)

We have potential exposure to market risk related to the current weakness in the commercial real estate market. Our retail real estate holdings of $12,485 at June 1, 2013 for stores currently or formerly operated by licensees as well as our holdings of $28,659 at June 1, 2013 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties in the current market. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,783 which we have guaranteed on behalf of licensees as of June 1, 2013, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

JUNE 1, 2013

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

PART II - OTHER INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

JUNE 1, 2012

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

In 2009, our former vendor, Colonial Trading, Inc. (“Colonial”), filed a lawsuit against us alleging, among other things, breach of contract by the Company after we cancelled orders for cribs following product recalls.  We filed counterclaims for breach of contract and warranty.  On August 1, 2012, a jury returned a verdict in favor of Colonial, and in October 2012 judgment was entered in the amount of $1,449. Both Bassett and Colonial appealed; with Bassett seeking a new trial for damages for breach of express warranty, among other things, and Colonial seeking, among other things, to treble its breach of contract damages.  On June 21, 2013, the Court of Appeals denied both appeals and affirmed the judgment. The Company is evaluating whether to seek a rehearing or pursue a further appeal. Colonial’s motion seeking attorney’s fees remains pending in the trial court. We currently have sufficient reserves to cover the existing judgment amount.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 3, 2013 – April 6, 2013	-	-	-	$13,102
April 7, 2013 – May 4, 2013	16,800	$13.53	16,800	$12,875
May 5, 2013 – June 1, 2013	4,600	$13.52	4,600	$12,812

.

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

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Accounting Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART II - OTHER INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

JUNE 1, 2012

(Dollars in thousands except share and per share data)

Exhibit 32b – Chief Accounting Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 1, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and retained earnings, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

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
July 9, 2013

/s/ J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer
July 9, 2013