Form 10-Q
period 2013-08-31
BASSETT FURNITURE INDUSTRIES INC
filed 2013-10-03
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

At September 27, 2013, 10,924,612 shares of common stock of the Registrant were outstanding.

1 of 38

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 38

PART I - FINANCIAL INFORMATION

 PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED AUGUST 31, 2013 AND AUGUST 25, 2012 – UNAUDITED

(In thousands)

	Quarter Ended		Nine Months Ended
	August 31,	August 25,	August 31,	August 25,
	2013	2012	2013	2012
Net sales	$77,152	$64,438	$238,224	$192,860
Cost of sales	38,429	30,620	116,315	91,710
Gross profit	38,723	33,818	121,909	101,150

Selling, general and administrative expenses	37,900	33,052	115,312	97,515
Restructuring and asset impairment charges	-	-	-	711
Lease exit costs	-	-	-	359
Income from operations	823	766	6,597	2,565

Income from Continued Dumping & Subsidy Offset Act	-	-	-	9,010
Other loss, net	(229)	(315)	(1,026)	(2,239)
Income before income taxes	594	451	5,571	9,336

Income tax expense (benefit)	38	(1,920)	2,082	(481)
Net income	$556	$2,371	$3,489	$9,817

Retained earnings-beginning of period	106,167	102,417	104,319	96,331
Purchase and retirement of common stock	-	(2,282)	-	(2,515)
Cash dividends	(656)	(545)	(1,741)	(1,672)
Retained earnings-end of period	$106,067	$101,961	$106,067	$101,961

Basic earnings per share	$0.05	$0.22	$0.33	$0.89

Diluted earnings per share	$0.05	$0.21	$0.32	$0.88

Dividends per share	$0.06	$0.05	$0.16	$0.15

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2013 AND NOVEMBER 24, 2012

(In thousands)

	Quarter Ended		Nine Months Ended
	August 31,	August 25,	August 31,	August 25,
	2013	2012	2013	2012

Net income	$556	$2,371	$3,489	$9,817
Other comprehensive income (loss):
Net change in unrealized holding gains	-	42	-	119
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	19	8	57	24
Changes in related deferred tax effects	-	-	-	(511)

Other comprehensive income (loss), net of tax	19	50	57	(368)

Total comprehensive income	$575	$2,421	$3,546	$9,449

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 31, 2013 AND AUGUST 25, 2012 – UNAUDITED

(In thousands)

	(Unaudited)
	August 31, 2013	November 24, 2012
Assets
Current assets
Cash and cash equivalents	$8,904	$45,566
Short-term investments	28,125	-
Accounts receivable, net	16,219	15,755
Inventories, net	58,475	57,916
Deferred income taxes	6,687	6,832
Other current assets	10,304	6,439
Total current assets	128,714	132,508

Property and equipment, net	60,809	56,624

Retail real estate	12,368	12,736
Deferred income taxes	9,565	10,485
Other	14,116	14,827
Total long-term assets	36,049	38,048
Total assets	$225,572	$227,180

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,048	$22,405
Accrued compensation and benefits	7,323	6,926
Customer deposits	15,040	12,253
Dividends payable	-	542
Other accrued liabilities	8,613	10,454
Total current liabilities	50,024	52,580

Long-term liabilities
Post employment benefit obligations	11,118	11,577
Real estate notes payable	2,862	3,053
Other long-term liabilities	1,972	2,690
Total long-term liabilities	15,952	17,320

Stockholders’ equity
Common stock	54,623	54,184
Retained earnings	106,067	104,319
Additional paid-in capital	72	-
Accumulated other comprehensive loss	(1,166)	(1,223)
Total stockholders' equity	159,596	157,280
Total liabilities and stockholders’ equity	$225,572	$227,180

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 31, 2013 AND AUGUST 25, 2012 – UNAUDITED

(In thousands)

	Nine Months Ended
	August 31, 2013	August 25, 2012
Operating activities:
Net income	$3,489	$9,817
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,445	3,931
Equity in undistributed income of investments and unconsolidated affiliated companies	(466)	(157)
Provision for restructuring and asset impairment charges	-	711
Non-cash portion of lease exit costs	-	359
Other than temporary impairment on investments	-	806
Deferred income taxes	1,284	(658)
Other, net	(888)	1,655
Changes in operating assets and liabilities:
Accounts receivable	(656)	(316)
Inventories	(559)	(8,948)
Other current assets	(3,864)	(1,122)
Accounts payable and accrued liabilities	(2,682)	853
Net cash provided by operating activities	103	6,931

Investing activities:
Purchases of property and equipment	(9,547)	(6,858)
Proceeds from sales of property and equipment	958	17
Proceeds from sale of interest in affiliate	2,348	1,410
Proceeds from sales of investments	-	1,186
Purchases of investments	(28,125)	(1,303)
Acquisition of retail licensee store	-	(485)
Other	88	84
Net cash used in investing activities	(34,278)	(5,949)

Financing activities:
Repayments of real estate notes payable	(179)	(149)
Issuance of common stock	643	295
Repurchases of common stock	(759)	(5,572)
Taxes paid related to net share settlement of equity awards	(226)	-
Excess tax benefits from stock-based compensation	317	-
Cash dividends	(2,283)	(7,190)
Net cash used in financing activities	(2,487)	(12,616)
Change in cash and cash equivalents	(36,662)	(11,634)
Cash and cash equivalents - beginning of period	45,566	69,601
Cash and cash equivalents - end of period	$8,904	$57,967

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

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

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The current fiscal year ending November 30, 2013 is a 53-week year, with the additional week being included in our first fiscal quarter. Accordingly, the information presented below includes 40 weeks of operations for the nine months ended August 31, 2013 as compared with 39 weeks included in the nine months ended August 25, 2012.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and nine months ended August 31, 2013 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 24, 2012.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rate for the three and nine months ended August 31, 2013 differs from the federal statutory rate primarily due to the expiration of the statute of limitations on certain previously unrecognized tax benefits as well as the effects of state income taxes and permanent differences resulting from non-deductible expenses. The benefit arising from the expiration of the statute of limitations on certain previously unrecognized tax benefits was $221 for the three and nine months ended August 31, 2013 and $431 for the three and nine months ended August 25, 2012.

Due to the losses incurred prior to fiscal 2011, we were in a cumulative loss position for the three years preceding fiscal 2011 which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While our long-term financial outlook remained positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence. As a result, we previously recorded a valuation allowance on certain of the deferred tax assets. In fiscal 2011, due to the gain recognized on the sale of our interest in International Home Furnishings Center, Inc. (“IHFC”), we were able to utilize net operating loss carryforwards and credits to significantly offset the taxable gain, resulting in a significant reduction of the valuation allowance. However, as the gain on the sale of IHFC did not represent a source of recurring future taxable income, we continued to record a valuation allowance against substantially all of our deferred tax assets as of November 26, 2011. Due to our positive earnings during fiscal 2012, and the absence of any significant negative evidence to the contrary, we concluded that we could rely on our positive long-term outlook and forecasts as to future taxable income in evaluating our ability to realize our deferred tax assets. Accordingly, the reserve against the majority of our deferred tax assets was removed during the fourth quarter of fiscal 2012.

7 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

The effective tax rate for the quarter ended August 25, 2012 differed from the blended statutory rate primarily due to the year-to-date impact of releasing a portion of the valuation allowance against our deferred tax assets. The reduction in the valuation allowance was primarily due to favorable provision-to-return adjustments related to our 2011 Federal income tax return. These adjustments were related to changes in estimates for temporary differences which created additional tax benefit due to the resulting decline in our deferred tax asset balance and a corresponding decline in the valuation allowance. The valuation allowance was also reduced in part due to the recognition of income from the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) (Note 7), which provided a source of taxable income that allowed for the realization of a portion of our net deferred tax assets. The favorable impact of reducing our valuation allowance was partially offset by the accrual of penalties and interest associated with certain unrecognized tax benefits. For the nine months ended August 25, 2012, the effective rate differed from the blended statutory rate due to the release of a portion of the valuation allowance against our deferred taxes as noted above, as well as the recognition of a tax benefit for a reduction of tax effects on our other comprehensive income, partially offset by the accrual of penalties and interest associated with certain unrecognized tax benefits.

3. Accounts Receivable

Accounts receivable consists of the following:

	August 31, 2013	November 24, 2012
Gross accounts receivable	$17,728	$17,544
Allowance for doubtful accounts	(1,509)	(1,789)
Accounts receivable, net	$16,219	$15,755

At August 31, 2013 and November 24, 2012 approximately 52% and 51%, respectively, of gross accounts receivable, and approximately 68% and 84%, respectively, of the allowance for doubtful accounts were attributable to amounts owed to us by our licensees. Our remaining receivables are primarily due from national account customers and traditional distribution channel customers.

Activity in the allowance for doubtful accounts was as follows:

Balance at November 24, 2012	$1,789
Additions charged to expense	192
Write-offs and other deductions	(472)
Balance at August 31, 2013	$1,509

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

August 31, 2013

(Dollars in thousands except share and per share data)

4. Inventories

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method.

Inventories were comprised of the following:

	August 31, 2013	November 24, 2012
Wholesale finished goods	$33,545	$33,110
Work in process	309	273
Raw materials and supplies	8,491	8,586
Retail merchandise	25,032	23,938
Total inventories on first-in, first-out method	67,377	65,907
LIFO adjustment	(7,604)	(6,902)
Reserve for excess and obsolete inventory	(1,298)	(1,089)
	$58,475	$57,916

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

Activity in the reserves for excess quantities and obsolete inventory by segment is as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 24, 2012	$715	$374	$1,089
Additions charged to expense	1,652	264	1,916
Write-offs	(1,334)	(373)	(1,707)
Balance at August 31, 2013	$1,033	$265	$1,298

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

August 31, 2013

(Dollars in thousands except share and per share data)

5. Unconsolidated Affiliated Companies

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers. We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business. In addition, Zenith provides home delivery services for several of our Company-owned retail stores. Our investment in Zenith was $6,950 and $6,484 at August 31, 2013 and November 24, 2012, respectively. At August 31, 2013 and November 24, 2012, we owed Zenith $2,167 and $2,547, respectively, for services rendered to us. We believe the transactions with Zenith are at current market rates. We recorded the following income from Zenith in other loss, net, in our condensed consolidated statements of income and retained earnings:

	Quarter Ended		Nine Months Ended
	August 31, 2013	August 25, 2012	August 31, 2013	August 25, 2012
Equity in income of Zenith	$184	$23	$466	$157

In connection with the sale of our interest in IHFC on May 2, 2011, $2,348 and $4,696 remained held in escrow at August 31, 2013 and November 24, 2012, respectively, to indemnify the purchaser with respect to various contingencies. Half of this escrow was released to us during the nine months ended August 31, 2013, with the remainder, provided it is not used for contingencies, being due for release to us during 2014 following the third anniversary of the sale. Previously, during the nine months ended August 25, 2012, we received $1,410 from the release of a separate tax indemnification escrow in connection with the IHFC sale.

The escrow receivable from the sale of IHFC is included in our condensed consolidated balance sheets as follows:

	August 31, 2013	November 24, 2012

Other current assets	$2,348	$2,348
Other assets	-	2,348

Total IHFC escrow receivable	$2,348	$4,696

6. Real Estate Notes Payable and Bank Credit Facility

Real Estate Notes Payable

The real estate notes payable are summarized as follows:

	August 31, 2013	November 24, 2012
Real estate notes payable	$3,115	$3,294
Current portion of real estate notes payable	(253)	(241)
	$2,862	$3,053

Certain of our retail real estate properties have been financed through commercial mortgages with interest rates of 6.73%. These mortgages are collateralized by the respective properties with net book values totaling approximately $6,296 and $6,397 at August 31, 2013 and November 24, 2012, respectively. The portion of these mortgages due within one year, $253 and $241 as of August 31, 2013 and November 24, 2012, respectively, is included in other current liabilities in the accompanying condensed consolidated balance sheets. The long-term portion, $2,862 and $3,053 as of August 31, 2013 and November 24, 2012, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets.

10 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

The fair value of these mortgages was $3,104 and $3,668 at August 31, 2013 and November 24, 2012, respectively. In determining the fair value, we utilized current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 10.

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

At August 31, 2013, we had $1,366 outstanding under standby letters of credit, leaving availability under our credit line of $13,634.

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

In 2009, our former vendor, Colonial Trading, Inc. (“Colonial”), filed a lawsuit against us alleging, among other things, breach of contract by the Company after we cancelled orders for cribs following product recalls.  We filed counterclaims for breach of contract and warranty.  On August 1, 2012, a jury returned a verdict in favor of Colonial, and in October 2012 judgment was entered in the amount of $1,449. Both Bassett and Colonial appealed; with Bassett seeking a new trial for damages for breach of express warranty, among other things, and Colonial seeking, among other things, to treble its breach of contract damages.  On June 21, 2013, the Court of Appeals denied both appeals and affirmed the judgment. During the quarter ended August 31, 2013, we paid Colonial $1,700 in settlement of the claim, which exceeded our previously estimated reserve by $251 resulting in a charge which is included in selling, general and administrative expenses in our statement of income for the three and nine months ended August 31, 2013.

2012 CDSOA Income and Return Contingency

During the three months ended May 26, 2012, the U.S. Customs and Border Protection (“Customs”) made a distribution to us of $9,010 representing our share of the final distribution of duties that have been withheld by Customs under the CDSOA. We have received annual distributions in past years under the CDSOA as a result of our support of an antidumping petition on imports of wooden bedroom furniture from China. Certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the United States Court of International Trade challenging the CDSOA's “support requirement” and seeking to share in the distributions. As a result, Customs held back a portion of those distributions (“the Holdback”) pending resolution of the Non-Supporting Producers' claims. The Court of International Trade dismissed all of the actions of the Non-Supporting Producers, who appealed to the United States Court of Appeals for the Federal Circuit (“the Court of Appeals”). The Court of Appeals denied the Non-Supporting Producers’ request for an injunction to block the final distribution of the Holdback and allowed Customs to distribute the funds in April of 2012. The Court of Appeals held oral arguments on March 8, 2013 concerning the appeals, and on August 19, 2013 a three-judge panel ruled against the appellants in a two-to-one decision. The Non-Supporting Producers may still request an en banc rehearing by the same Court of Appeals, and if such rehearing request is denied or fails they may appeal to the United States Supreme Court. Should either court reverse the decisions of the United States Court of International Trade which ordered the release of the final distribution, it is possible that Customs may seek to have us return all or a portion of our share of the distribution. However, we believe that the chance Customs will seek and be entitled to obtain a return is remote.

11 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

Lease Commitments and Guarantees

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores. We had obligations of $98,718 and $72,800 at August 31, 2013 and November 24, 2012, respectively, for future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year.

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $3,795 and $2,007 at August 31, 2013 and November 24, 2012, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory) and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at August 31, 2013 and November 24, 2012 was not material.

12 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

8. Post Employment Benefit Obligations

Supplemental Executive Retirement Defined Benefit Plan (SERP)

We have an unfunded Supplemental Retirement Income Plan that covers one current and certain former executives. The liability for this plan was $9,407 and $9,805 as of August 31, 2013 and November 24, 2012, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	August 31, 2013	November 24, 2012
Other accrued liabilities	$859	$843
Post employment benefit obligations	8,548	8,962

Total pension liability	$9,407	$9,805

Components of net periodic pension costs are as follows:

	Quarter Ended		Nine Months Ended
	August 31, 2013	August 25, 2012	August 31, 2013	August 25, 2012
Service cost	$18	$14	$53	$41
Interest cost	87	94	262	282
Amortization of transition obligation	11	11	32	32
Amortization of loss	20	3	61	8

Net periodic pension cost	$136	$122	$408	$363

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense under this plan as follows:

	Quarter Ended		Nine Months Ended
	August 31, 2013	August 25, 2012	August 31, 2013	August 25, 2012
Deferred compensation plan expense	$72	$78	$216	$234

Our liability under this plan was $2,570 and $2,615 as of August 31, 2013 and November 24, 2012, respectively, and is reflected in post employment benefit obligations.

13 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

9. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended August 31, 2013:

Basic earnings per share	$556	10,742,625	$0.05
Add effect of dilutive securities:
Options and restricted shares	-	163,204	-
Diluted earnings per share	$556	10,905,829	$0.05

For the quarter ended August 25, 2012:

Basic earnings per share	$2,371	10,945,784	$0.22
Add effect of dilutive securities:
Options and restricted shares	-	123,835	(0.01)
Diluted earnings per share	$2,371	11,069,619	$0.21

For the nine months ended August 31, 2013:

Basic earnings per share	$3,489	10,717,506	$0.33
Add effect of dilutive securities:
Options and restricted shares	-	161,679	(0.01)
Diluted earnings per share	$3,489	10,879,185	$0.32

For the nine months ended August 25, 2012:

Basic earnings per share	$9,817	11,074,265	$0.89
Add effect of dilutive securities:
Options and restricted shares	-	97,727	(0.01)
Diluted earnings per share	$9,817	11,171,992	$0.88

For the three and nine months ended August 31, 2013 and August 25, 2012, the following potentially dilutive shares were excluded from the computation as their effect was anti-dilutive:

	Quarter Ended		Nine Months Ended
	August 31, 2013	August 25, 2012	August 31, 2013	August 25, 2012
Stock options	415,000	472,500	472,500	713,500
Unvested restricted shares	70,000	1,398	81,295	12,582

Total anti-dilutive shares	485,000	473,898	553,795	726,082

14 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

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

Our short-term investments at August 31, 2013 consist of certificates of deposit (CDs) with terms generally ranging from six to twelve months, bearing interest at rates ranging from 0.12% to 1.00% with a weighted average yield of approximately 0.224%. At August 31, 2013, the weighted average remaining time to maturity of the CDs was approximately eight months. Each CD is placed with a federally insured financial institution and all deposits are within Federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at August 31, 2013 approximates their fair value.

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

The carrying values and approximate fair values of certain financial instruments were as follows:

	August 31, 2013		November 24, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$8,904	$8,904	$45,566	$45,566
Accounts receivable, net	16,219	16,219	15,755	15,755
Short-term investments	28,125	28,125	-	-

Liabilities:
Accounts payable	$19,048	$19,048	$22,405	$22,405
Real estate notes payable	3,115	3,104	3,294	3,668

15 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

11. Restructuring, Asset Impairment and Other Charges

During the nine months ended August 25, 2012, our income from operations included restructuring and asset impairment charges totaling $711 and lease exit costs of $359 as more fully described below.

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

Lease Exit Costs

During the nine months ended August 25, 2012, we incurred non-cash charges of $228 for lease exit costs associated with the relocation of a retail store near Richmond, Virginia. During the nine months ended August 25, 2012 we incurred $131 of non-cash charges to reflect reduced estimates of recoverable lease costs at several previously closed retail locations.

The following table summarizes the activity related to our accrued lease exit costs:

Balance at November 24, 2012	$2,614

Payments on unexpired leases	(1,315)
Adjustments to previous estimates	(187)
Accretion of interest on obligations and other	68

Balance at August 31, 2013	$1,180

Current portion included in other accrued liabilities	$697
Long-term portion included in other long-term liabilities	483
$1,180

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

16 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 (ASU 2013-11), which updated the guidance in ASC Topic 740, Income Taxes. The amendments in ASU 2013-11 generally provide guidance for the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance will become effective for us as of the beginning of our 2015 fiscal year and is consistent with our present practice.

13. Segment Information

We have strategically aligned our business into three reportable segments: Wholesale, Retail Company-owned stores and Investments and Real Estate. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (Company-owned and licensee-owned retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both Company- and licensee-owned stores. We eliminate the sales between our wholesale and retail segments as well as the imbedded profit in the retail inventory for the consolidated presentation in our financial statements.

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

17 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Nine Months Ended
	August 31, 2013	August 25, 2012	August 31, 2013	August 25, 2012
Net Sales
Wholesale	$52,927	$44,805	$160,820	$133,355
Retail	46,245	41,178	147,672	122,800
Inter-company elimination	(22,020)	(21,545)	(70,268)	(63,295)
Consolidated	$77,152	$64,438	$238,224	$192,860

Income (loss) from Operations
Wholesale	$2,367	$1,711	$8,218	$5,575
Retail	(1,509)	(1,503)	(1,803)	(2,437)
Inter-company elimination	(35)	558	182	497
Restructuring and asset impairment charges	-	-	-	(711)
Lease exit costs	-	-	-	(359)
Consolidated	$823	$766	$6,597	$2,565

Depreciation and Amortization
Wholesale	$325	$259	$998	$825
Retail	1,114	929	3,080	2,700
Investments & real estate	117	128	367	406
Consolidated	$1,556	$1,316	$4,445	$3,931

Capital Expenditures
Wholesale	$731	$1,268	$2,853	$2,303
Retail	3,632	1,238	6,694	4,545
Investments & real estate	-	-	-	10
Consolidated	$4,363	$2,506	$9,547	$6,858

Identifiable Assets	As of August 31, 2013	As of November 24, 2012
Wholesale	$109,180	$145,861
Retail	75,899	68,583
Investments & real estate	40,493	12,736
Consolidated	$225,572	$227,180

18 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

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

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The current fiscal year ending November 30, 2013 is a 53-week year, with the additional week being included in our first fiscal quarter. Accordingly, the information presented below includes 40 weeks of operations for the nine months ended August 31, 2013 as compared with 39 weeks included in the nine months ended August 25, 2012.

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

With 89 BHF stores at August 31, 2013, we have leveraged our strong brand name in furniture into a network of corporate and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with complimentary in-home design services.  The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits and coordinated decorating accessories.  We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship and the speed of its delivery.  The selling philosophy in the stores is based on building strong long term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor. We continue to strengthen the sales and design talent within our Company-owned retail stores.  Our Design Consultants undergo extensive Design Certification training. This training has strengthened their skills related to our house call and design business, and is intended to increase business with our most valuable customers.

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

In September of 2011, we announced the formation of a strategic partnership with HGTV (Home and Garden Television), a division of Scripps Networks, LLC, which combines our 111 year heritage in the furniture industry with the penetration of 99 million households in the United States that the HGTV network enjoys today.  This alliance encompasses strategies for both the BHF store network and other open market sales channels. For the store network, the in-store design centers have been co-branded with HGTV to more forcefully market the concept of a “home makeover”, an important point of differentiation for our stores that also mirrors much of the programming content on the HGTV network. We believe the new co-branded design centers coupled with the targeted national advertising on HGTV have played a key role in our improved comparable store sales since their introduction following the third quarter of fiscal 2012.

In addition, we have developed, in conjunction with HGTV, a new line of furniture that contains only the HGTV® Home Collection brand and is primarily marketed through select furniture retailers. The HGTV® Home Collection furniture line currently consists of several wood collections with complementary upholstered furniture offerings. Currently, over 30 retailers with over 90 floors have the new furniture line. During the nine months ended August 31, 2013, approximately 3.1% of our wholesale shipments were HGTV® Home Collection branded furniture.

19 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

Our store network included 55 Company-owned and operated stores and 34 licensee-owned stores at August 31, 2013. During the nine months ended August 31, 2013, we opened new stores in Dallas, Texas, and Raleigh, North Carolina. The Raleigh store is only 3,000 square feet and represents a custom furniture shop concept that will be tested in a few additional markets. We also completed the repositioning of our Hartford, Connecticut and Irvine, California locations. Also during the first nine months of fiscal 2013 two new licensee-owned stores were opened, one store in San Jose, California, and another store in Columbus, Ohio, and a licensee-owned store in Lynwood, Washington closed due to the expiration of its lease. We have begun a multi-year relocation process of many of our first generation stores that should result in locations more suitable to the current Bassett retail strategy. As part of this process, we plan to reposition up to four existing Company-owned stores during the 12 months following August 31, 2013. In addition, we plan to open up to six new Company-owned stores within that same period, two of which are expected to open during the fourth quarter of fiscal 2013.

The following table summarizes the changes in store count during the six months ended August 31, 2013:

	November 24, 2012	Openings*	Closed*	Transfers	August 31, 2013
Company-owned stores	53	2	-	-	55
Licensese-owned stores	33	2	(1)	-	34

Total	86	4	(1)	-	89

             *Does not include openings and closures due to the relocation of existing stores within a market.

Our wholesale operations include an upholstery complex in Newton, North Carolina that produces a wide range of upholstered furniture. We believe that we are an industry leader with our quick-ship custom upholstery offerings. We also operate a custom dining manufacturing facility in Martinsville, Virginia. Most of our wood furniture and certain upholstery offerings are sourced from several foreign plants, primarily in Vietnam, Indonesia and China. We define imported product as fully finished product that is sourced internationally. For the first nine months of 2013, approximately 47% of our wholesale sales were of imported product compared to 50% for the first nine months of 2012.

20 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

Results of Operations – Three and nine months ended August 31, 2013 compared with three and nine months ended August 25, 2012:

Net sales, gross profit, selling, general and administrative (SG&A) expense, and income from operations were as follows for the periods ended August 31, 2013 and August 25, 2012:

	Quarter Ended				Nine Months Ended*
	August 31, 2013		August 25, 2012		August 31, 2013		August 25, 2012

Net sales	$77,152	100.0%	$64,438	100.0%	$238,224	100.0%	$192,860	100.0%
Gross profit	38,723	50.2%	33,818	52.5%	121,909	51.2%	101,150	52.4%
SG&A expenses	37,900	49.1%	33,052	51.3%	115,312	48.4%	97,515	50.6%
Restructuring and asset impairment charges	-	0.0%	-	0.0%	-	0.0%	711	0.3%
Lease exit costs	-	0.0%	-	0.0%	-	0.0%	359	0.2%

Income from operations	$823	1.1%	$766	1.2%	$6,597	2.7%	$2,565	1.3%

* 40 weeks for fiscal 2013 as compared with 39 weeks for fiscal 2012.

On a consolidated basis, we reported net sales for the third quarter of 2013 of $77,152, an increase of $12,714, or 20%, over the third quarter of 2012. Net sales for the nine months ended August 31, 2013 were $238,224, an increase of $45,364, or 24%, over the first half of fiscal 2012. As noted above, the nine months of 2013 consisted of 40 weeks while the nine months of 2012 consisted of 39 weeks. On an average weekly basis, consolidated net sales for the three and nine months of fiscal 2013 increased 20% over the comparable prior year period. Gross margins for the nine months ended August 31, 2013 were lower than for the comparable 2012 period primarily due to the increased share of sales to the open market relative to sales through the Company-owned store network. Sales through our Company-owned stores capture both the wholesale gross margin (32.2% for the third quarter) as well as an additional retail gross margin (48.0% for the third quarter) upon final sale to the customer, resulting in a considerably higher gross margin on a consolidated basis for sales through our Company-owned stores as compared with the wholesale margin realized from sales to the open market. Operating income for the three and nine months ended August 31, 2013 increased by $57 and $4,032, respectively, over the comparable prior year periods driven primarily by higher sales in both the wholesale and retail segments. This was partially offset by higher selling, general and administrative expenses due primarily to the increased number of Company-owned stores, pre-opening costs associated with new stores, planned higher marketing and advertising costs to drive continued sales growth, and increased health care costs due to higher claim experience.

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

August 31, 2013

(Dollars in thousands except share and per share data)

Lease Exit Costs

During the nine months ended August 25, 2012, we incurred non-cash charges of $228 for lease exit costs associated with the relocation of a retail store near Richmond, Virginia. During the nine months ended August 25, 2012 we incurred $131 of non-cash charges to reflect reduced estimates of recoverable lease costs at several previously closed retail locations.

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

22 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Quarter Ended August 31, 2013
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$52,927	$46,245	$(22,020	)(1)	$77,152
Gross profit	17,023	22,191	(491	)(2)	38,723
SG&A expense	14,656	23,700	(456	)(3)	37,900
Income (loss) from operations	$2,367	$(1,509)	$(35)		$823

	Quarter Ended August 25, 2012
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$44,805	$41,178	$(21,545	)(1)	$64,438
Gross profit	14,197	19,476	145	(2)	33,818
SG&A expense	12,486	20,979	(413	)(3)	33,052
Income (loss) from operations (4)	$1,711	$(1,503)	$558		$766

	Nine Months Ended August 31, 2013*
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$160,820	$147,672	$(70,268	)(1)	$238,224
Gross profit	52,624	70,478	(1,193	)(2)	121,909
SG&A expense	44,406	72,281	(1,375	)(3)	115,312
Income (loss) from operations	$8,218	$(1,803)	$182		$6,597

	Nine Months Ended August 25, 2012*
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$133,355	$122,800	$(63,295	)(1)	$192,860
Gross profit	42,842	58,922	(614	)(2)	101,150
SG&A expense	37,267	61,359	(1,111	)(3)	97,515
Income (loss) from operations (4)	$5,575	$(2,437)	$497		$3,635

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

* 40 weeks for fiscal 2013 as compared with 39 weeks for fiscal 2012.

23 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

 The following is a discussion of operating results for our wholesale and retail segments:

Wholesale Segment

Results for the wholesale segment for the three and nine months ended August 31, 2013 and August 25, 2012 are as follows:

	Quarter Ended				Nine Months Ended*
	August 31, 2013		August 25, 2012		August 31, 2013		August 25, 2012

Net sales	$52,927	100.0%	$44,805	100.0%	$160,820	100.0%	$133,355	100.0%
Gross profit	17,023	32.2%	14,197	31.7%	52,624	32.7%	42,842	32.1%
SG&A expenses	14,656	27.7%	12,486	27.9%	44,406	27.6%	37,267	27.9%

Income from operations (1)	$2,367	4.5%	$1,711	3.8%	$8,218	5.1%	$5,575	4.1%

(1) Excluding the effects of restructuring and asset impairment charges and lease exit costs. These charges are not allocated to our segments.

* 40 weeks for fiscal 2013 as compared with 39 weeks for fiscal 2012

Quarterly Analysis of Results - Wholesale

Net sales for the wholesale segment were $52,927 for the third quarter of 2013 as compared to $44,805 for the third quarter of 2012, an increase of $8,122, or 18%. Wholesale shipments to the open market (outside the Bassett Home Furnishings store network) increased 57% and shipments to the Bassett Home Furnishings store network increased by 0.5% compared to the prior year quarter. Gross margins for the wholesale segment were 32.2% for the third quarter of 2013 as compared to 31.7% for the third quarter of 2012. This increase was primarily due to increased margins in the upholstery operations as increased sales volumes provided greater leverage of fixed costs partially offset by lower wood margins due to product mix and increased discounting of discontinued product. Wholesale SG&A increased $2,170 to $14,656 for the third quarter of 2013 as compared to $12,486 for the third quarter of 2012. Included in wholesale SG&A for the third quarter of 2013 is a charge of $251 due to the unfavorable settlement of and $112 in increased legal fees primarily associated with the Colonial Trading, Inc. breach of contract case. SG&A costs as a percentage of sales decreased to 27.7% as compared to 27.9%.

Year-to-Date Analysis of Results – Wholesale

Net sales for the wholesale segment were $160,820 for the first nine months of 2013 as compared to $133,355 for the first nine months of 2012, an increase of $27,465, or 21%. On an average weekly basis (normalizing for the extra week in the first nine months of 2013), wholesale net sales increased 18%. Wholesale shipments to the open market (outside the Bassett Home Furnishings store network) increased 48% and shipments to the Bassett Home Furnishings store network increased by 8.5% compared to the first nine months of 2012. Gross margins for the wholesale segment were 32.7% for the first nine months of 2013 as compared to 32.1% for the first nine months of 2012. This increase was primarily due to increased margins in the upholstery operations as increased sales volumes provided greater leverage of fixed costs, partially offset by lower margins in the wood business from increased discounting discontinued product and increased health care costs due to higher claims experience. Wholesale SG&A increased $7,139 to $44,406 for the first nine months of 2013 as compared to $37,267 for the first nine months of 2012. SG&A costs as a percentage of sales decreased to 27.6% as compared to 27.9% for the first nine months of 2012. Profit improvement from leveraging fixed SG&A costs through higher sales volumes was partially offset by planned increased marketing and advertising costs of $1,262 to drive continued sales growth.

24 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

Wholesale shipments by type:	Quarter Ended				Nine Months Ended*
	August 31, 2013		August 25, 2012		August 31, 2013		August 25, 2012

Wood	$22,251	42.0%	$18,886	42.2%	$66,716	41.5%	$56,241	42.2%
Upholstery	30,262	57.2%	25,608	57.2%	92,698	57.6%	75,882	56.9%
Other	414	0.8%	311	0.6%	1,406	0.9%	1,232	0.9%
Total	$52,927	100.0%	$44,805	100.0%	$160,820	100.0%	$133,355	100.0%

* 40 weeks for fiscal 2013 as compared with 39 weeks for fiscal 2012

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $13,038 at August 31, 2013 as compared with $12,051 at August 25, 2012. The increase over the prior year amount is primarily due to an overall increase in business and timing of the receipt of imported product needed to fill certain orders.

25 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

Retail Segment – Company-Owned Retail Stores

Results for the retail segment for the three and nine months ended August 31, 2013 and August 25, 2012 are as follows:

	Quarter Ended				Nine Months Ended*
	August 31, 2013		August 25, 2012		August 31, 2013		August 25, 2012

Net sales	$46,245	100.0%	$41,178	100.0%	$147,672	100.0%	$122,800	100.0%
Gross profit	22,191	48.0%	19,476	47.3%	70,478	47.7%	58,922	48.0%
SG&A expenses	23,700	51.2%	20,979	50.9%	72,281	48.9%	61,359	50.0%
Loss from operations (1)	$(1,509)	-3.3%	$(1,503)	-3.8%	$(1,803)	-1.2%	$(2,437)	-2.1%

Results for the comparable stores† (50 stores for the quarters ended August 31, 2013 and August 25, 2012, 48 stores for the nine months ended August 31, 2013 and August 25, 2012) are as follows:

	Quarter Ended				Nine Months Ended*
	August 31, 2013		August 25, 2012		August 31, 2013		August 25, 2012

Net sales	$42,528	100.0%	$40,931	100.0%	$130,338	100.0%	$118,977	100.0%
Gross profit	20,560	48.3%	19,439	47.5%	62,506	48.0%	57,498	48.3%
SG&A expenses	21,355	50.2%	20,776	50.8%	62,583	48.0%	58,559	49.2%
Loss from operations (1)	$(795)	-1.9%	$(1,337)	-3.3%	$(77)	-0.1%	$(1,061)	-0.9%

† “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended				Nine Months Ended*
	August 31, 2013		August 25, 2012		August 31, 2013		August 25, 2012

Net sales	$3,717	100.0%	$247	100.0%	$17,334	100.0%	$3,823	100.0%
Gross profit	1,631	43.9%	37	15.0%	7,972	46.0%	1,424	37.2%
SG&A expenses	2,123	57.1%	203	82.2%	9,136	52.7%	2,538	66.4%
Pre-opening store costs**	222	6.0%	-	0.0%	562	3.2%	262	6.9%
Loss from operations (1)	$(714)	-19.2%	$(166)	-67.1%	$(1,726)	-10.0%	$(1,376)	-36.0%

* 40 weeks for fiscal 2013 as compared with 39 weeks for fiscal 2012

**Pre-opening store costs include the accrual for straight-line rent recorded during the period between date of possession and the store opening date, employee payroll and training costs prior to store opening and other various expenses incurred prior to store opening.

(1) Excluding the effects of restructuring and impairment charges and lease exit costs. These charges are not allocated to our segments.

26 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

Quarterly Analysis of Results – Retail

Our Company-owned stores had sales of $46,245 in the third quarter of 2013 as compared to $41,178 in the third quarter of 2012, an increase of 12%. The increase was comprised of a $1,597, or 3.9%, increase in comparable store sales and a $3,470 increase in non-comparable store sales. Contributing to the higher comparable store sales is a continued improvement in the quality and training of our design consultants along with a general improvement in the overall retail environment. While we do not recognize sales until goods are delivered to the customer, our management tracks written sales (the dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 0.3% for the third quarter of 2013 as compared to the third quarter of 2012.

Operating loss for the third quarter of 2013 was $1,509 as compared to $1,503 for the third quarter of 2012. Gross margins were higher at 48.0% for the quarter as compared to 47.3% for the prior year quarter due primarily to improved pricing strategies and lower levels of clearance sale activity. SG&A increased $2,721, primarily due to increased store count and higher sales volumes. Each additional store opening results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing. As a percentage of sales, SG&A increased to 51.2% for the quarter as compared to 50.9% for the same quarter last year. Included in SG&A for the third quarter of 2013 are $222 of pre-opening costs associated with three stores that will open in the fourth quarter of 2013. Included in the results is also $146 in losses associated with a store closing sale in California. This store was closed and moved to a smaller location with lower rent. There were no such costs incurred in the third quarter of 2012. Retail operating results will continue to be impacted by such costs, as we expect to open or reposition up to 10 stores over the next 12 months.

Year-to-Date Analysis of Results – Retail

Our Company-owned stores had sales of $147,672 in the first nine months of 2013 as compared to $122,800 in the first nine months of 2012, an increase of 20%. The increase was comprised of an $11,361, or 9.5%, increase in comparable store sales along with a $13,511 increase in non-comparable store sales. On an average weekly basis (normalizing for the extra week in the first quarter of 2013), comparable store sales increased 6.8%. We believe the new co-branded design centers in our stores coupled with the targeted national advertising on HGTV have played a key role in our improved comparable store sales since their introduction following the third quarter of fiscal 2012. Also contributing to the higher comparable store sales is a continued improvement in the quality and training of our design consultants along with a general improvement in the overall retail environment. While we do not recognize sales until goods are delivered to the customer, our management tracks written sales (the dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 9.2% for the first nine months of 2013 as compared to the first nine months of 2012. On an average weekly basis, written sales for comparable stores increased by 6.4%.

Operating loss for the first nine months of 2013 was $1,803 as compared to $2,437 for the first nine months of 2012. Gross margins were lower at 47.7% for the nine months as compared to 48.0% for the comparable prior year period due mostly to a concerted effort during the first half of 2013 to reduce clearance inventory levels at our Company-owned stores. SG&A increased $10,922, primarily due to increased store count and higher sales volumes. Each additional store opening results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing. As a percentage of sales, SG&A decreased to 48.9% for the first nine months of 2013 as compared to 50.0% for the same period last year, primarily due to greater leverage of fixed costs from higher sales. This improvement was partially offset by increased health care costs of $654 due to higher claim experience and $730 of incremental management and overhead costs as the Company-owned network continues to grow. Included in SG&A for 2013 are $562 of pre-opening costs associated with two stores that opened during the first half of 2013 and three stores that will open in the fourth quarter of 2013. Included in the results is also $146 in losses associated with a store closing sale in California. This store was closed and moved to a smaller location with lower rent. During the first nine months of 2012, pre-opening costs totaled $262. Retail operating results will continue to be impacted by such costs as we expect to open or reposition up to 10 stores over the next 12 months.

27 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

Retail Comparable Store Sales Increases

	Quarter Ended		Nine Months Ended*
	August 31, 2013	August 25, 2012	August 31, 2013	August 25, 2012
As reported:
Delivered	3.9%	9.9%	9.5%	7.4%
Written	0.3%	13.0%	9.2%	10.1%
Average weekly basis:
Delivered	3.9%	9.9%	6.8%	7.4%
Written	0.3%	13.0%	6.4%	10.1%

* 40 weeks for fiscal 2013 as compared with 39 weeks for fiscal 2012

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $18,888, or an average of $343 per open store at August 31, 2013 as compared with $16,337, or an average of $320 per open store at August 25, 2012. The increase over the prior year amount is primarily due to an overall increase in business and timing of the receipt of product from the wholesale division to be used to fill open orders.

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

Other loss, net, for the quarter ended August 31, 2013 was $229 as compared with $315 for the quarter ended August 25, 2012. The decline in loss is primarily due to higher earnings from Zenith and improved results from our real estate investment operations, partially offset by increased lease guarantee costs and lower interest income.

Other loss, net, for the nine months ended August 31, 2013 was $1,026 as compared with $2,239 for the nine months ended August 25, 2012. The decline in loss is primarily due to the impairment of our investment in Fortress during 2012. Our investment in Fortress has been valued at fair value primarily based on the net asset values which are determined by the fund manager, less a discount for illiquidity. Due to significant declines in net asset values during the first quarter of 2012, the highly illiquid nature of the investment, and the high degree of uncertainty regarding our ability to recover our investment in the foreseeable future, we fully impaired the carrying amount of this investment resulting in a charge of $806 during the nine months ended August 25, 2012. In addition to the impairment of Fortress, other loss, net, also declined in part due to lower loan and lease guarantee provisions as well as higher equity income from Zenith and improved results from our real estate investment operations as compared with the prior year period.

We own 49% of Zenith, which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers.  We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business.  In addition, Zenith provides home delivery services for approximately a third of our Company-owned retail stores. We believe our partnership with Zenith allows us to focus on our core competencies of manufacturing and marketing home furnishings. Zenith focuses on offering Bassett customers best-of-class service and handling. We consider the expertise that Zenith exhibits in logistics to be a significant competitive advantage for us. In addition, we believe that Zenith is well positioned to take advantage of current growth opportunities for providing logistical services to the furniture industry. Our equity in the income of Zenith, included in other loss, net, was $184 and $486 for the three and nine months ended August 31, 2013, respectively, and $23 and $157 for the three and nine months ended August 25, 2012, respectively.

28 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

Income from the Continued Dumping and Subsidy Offset Act

During the nine months ended August 25, 2012, the U.S. Customs and Border Protection (“Customs”) made a distribution to us of $9,010 representing our share of the final distribution of duties that have been withheld by Customs under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). We have received annual distributions in past years under the CDSOA as a result of our support of an antidumping petition on imports of wooden bedroom furniture from China, such distributions having been recognized in income during the fourth quarter of each fiscal year when our annual share was determined. Certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the United States Court of International Trade challenging the CDSOA's “support requirement” and seeking to share in the distributions. As a result, Customs held back a portion of those distributions (“the Holdback”) pending resolution of the Non-Supporting Producers' claims. The Court of International Trade dismissed all of the actions of the Non-Supporting Producers, who appealed to the United States Court of Appeals for the Federal Circuit (“the Court of Appeals”). The Court of Appeals denied the Non-Supporting Producers’ request for an injunction to block the final distribution of the Holdback and allowed Customs to distribute the funds in April of 2012. The Court of Appeals held oral arguments on March 8, 2013 concerning the appeals, and on August 19, 2013 a three-judge panel ruled against the appellants in a two-to-one decision. The Non-Supporting Producers may still request an en banc rehearing by the same Court of Appeals, and if such rehearing request is denied or fails they may appeal to the United States Supreme Court. Should either court reverse the decisions of the United States Court of International Trade which ordered the release of the final distribution, it is possible that Customs may seek to have us return all or a portion of our share of the distribution. However, we believe that the chance Customs will seek and be entitled to obtain a return is remote.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rate for the three and nine months ended August 31, 2013 differs from the federal statutory rate primarily due to the expiration of the statute of limitations on certain previously unrecognized tax benefits as well as the effects of state income taxes and permanent differences resulting from non-deductible expenses. The benefit arising from the expiration of the statute of limitations on certain previously unrecognized tax benefits was $221 for the three and nine months ended August 31, 2013 and $431 for the three and nine months ended August 25, 2012.

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

29 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

The effective tax rate for the quarter ended August 25, 2012 differed from the blended statutory rate primarily due to the year-to-date impact of releasing a portion of the valuation allowance against our deferred tax assets. The reduction in the valuation allowance was primarily due to favorable provision-to-return adjustments related to our 2011 Federal income tax return. These adjustments were related to changes in estimates for temporary differences which created additional tax benefit due to the resulting decline in our deferred tax asset balance and a corresponding decline in the valuation allowance. The valuation allowance was also reduced in part due to the recognition of income from the CDSOA, which provided a source of taxable income that allowed for the realization of a portion of our net deferred tax assets. The favorable impact of reducing our valuation allowance was partially offset by the accrual of penalties and interest associated with certain unrecognized tax benefits. For the nine months ended August 25, 2012, the effective rate differed from the blended statutory rate due to the release of a portion of the valuation allowance against our deferred taxes as noted above, as well as the recognition of a tax benefit for a reduction of tax effects on our other comprehensive income, partially offset by the accrual of penalties and interest associated with certain unrecognized tax benefits.

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

Cash from the CDSOA

As more fully discussed above under “Income from the Continued Dumping and Subsidy Offset Act,” we received significant additional liquidity during the second quarter of fiscal 2012 in the amount of $9,010 from the final distribution by Customs under the CDSOA. While an appeal by the Non-Supporting Producers has been denied, further appeals are still possible which, if successful, could result in Customs seeking the return all or a portion of the final distribution. However, we believe that the chance Customs will seek and be entitled to obtain a return is remote.

Cash Flows

Cash provided by operations for the first nine months of 2013 was $103 compared to cash provided by operations of $6,931 for the first nine months of 2012, a decline of $6,828. Excluding the final distribution of CDSOA funds which we received from Customs during April of 2012, our cash provided by operations for the first nine months of 2013 would have increased over the comparable prior year period by $2,182, primarily the result of improved income from operations, partially offset by the payment of a litigation settlement in the amount of $1,700 during the third quarter of fiscal 2013 arising from the Colonial Trading, Inc. breach of contract case.

Our overall cash position declined by $36,662 during the first nine months of 2013 primarily as a result of investing activities. Cash used by investing activities during the first nine months of 2013 was $34,278, primarily for the purchase of short-term investments consisting of certificates of deposit with maturities averaging less than one year, capital expenditures for new retail stores, store repositioning and store remodeling, and the purchase and implementation of a new retail data processing system. These expenditures were partially offset by the collection of escrowed funds from the 2011 sale of IHFC and proceeds from the disposition of properties no longer used in operations. Cash used in financing activities totaled $2,487, consisting primarily of dividend payments. With cash and cash equivalents and short-term investments totaling $37,029 on hand at August 31, 2013, we believe we have sufficient liquidity to fund operations for the foreseeable future.

30 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

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

Our inventories consist of the following:

	August 31, 2013	November 24, 2012
Wholesale finished goods	$33,545	$33,110
Work in process	309	273
Raw materials and supplies	8,491	8,586
Retail merchandise	25,032	23,938
Total inventories on first-in, first-out method	67,377	65,907
LIFO adjustment	(7,604)	(6,902)
Reserve for excess and obsolete inventory	(1,298)	(1,089)
	$58,475	$57,916

Our annualized inventory turnover rate and ending days supply on hand for the nine months ended August 31, 2013 and August 25, 2012 are as follows:

	Nine Months Ended
	August 31, 2013	August 25, 2012
Consolidated:
Annualized inventory turns	2.7	2.5
Ending days supply on hand	141	162

Wholesale segment:
Annualized inventory turns	3.9	4.1
Ending days supply on hand	95	104

Retail segment:
Annualized inventory turns	3.7	3.6
Ending days supply on hand	104	110

31 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

On a consolidated basis, the inventory turnover rate for the nine months ended August 31, 2013 was comparable to that for the nine months ended August 25, 2012 with a slight decrease in the days supply on hand. This decrease was primarily driven by the higher inventory turnover in the retail segment, partially offset by a slightly lower turnover rate in the wholesale segment. Our consolidated inventory turnover rate is lower than the separate turnover rates for each of our reportable segments due to the intercompany sale of goods between the two segments. Goods manufactured or imported in the wholesale segment remain on the wholesale segment balance sheet until they are sold and transferred to our Company-owned retail stores, whereupon they are held on our retail segment balance sheet for an additional period of time until they are sold to consumers.

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 24, 2012	$715	$374	$1,089
Additions charged to expense	1,652	264	1,916
Write-offs	(1,334)	(373)	(1,707)
Balance at August 31, 2013	$1,033	$265	$1,298

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

32 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $28,627 at August 31, 2013. All other retail real estate that we own, including locations leased to our licensees, locations leased to non-licensees, and vacant locations is reported as retail real estate in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our investments and real estate segment, was $12,368 at August 31, 2013.

The following table summarizes our total investment in retail real estate owned at August 31, 2013:

	Number of Locations	Aggregate Square Footage	Net Book Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	11	276,887	$28,627

Investment real estate:
Leased to operating licensees	1	18,000	3,787
Leased to others	3	67,521	6,562
Available for sale or lease	1	26,500	1,822
Other (2)	-	-	197

Total included in retail real estate	5	112,021	12,368

Total Company investment in retail real estate	16	388,908	$40,995

(1) Includes two properties encumbered under mortgages totalling $3,115 at August 31, 2013.

(2) Consists of leasehold improvements in locations leased by the Company and subleased to licensees.

Capital Expenditures

We expect that our capital expenditures for fiscal 2013 will total approximately $13 million to $15 million, including approximately $8 million to $10 million for new retail stores, store repositionings and store remodelings, and approximately $2 million for the purchase and implementation of information technology systems, primarily in our retail segment. Although our capital expenditure budget for fiscal 2014 is still being developed, we currently anticipate that our total capital expenditures for fiscal 2014 will be lower than those planned for fiscal 2013.

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

At August 31, 2013 we had $1,366 outstanding under standby letters of credit, leaving availability under our credit line of $13,634.

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

33 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 7 to our condensed consolidated financial statements for further information regarding certain contingencies as of August 31, 2013.

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

We have potential exposure to market risk related to the commercial real estate market. Our retail real estate holdings of $12,368 at August 31, 2013 for stores currently or formerly operated by licensees as well as our holdings of $28,627 at August 31, 2013 for Company-owned stores could suffer impairment in value if we are forced to close additional stores and sell or lease the related properties in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $3,795 which we have guaranteed on behalf of licensees as of August 31, 2013, we may not be able to secure sub-lease income at every location that is sufficient to offset the payments required under the guarantees.

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

August 31, 2013

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

35 of 38

PART II-OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

In 2009, our former vendor, Colonial Trading, Inc. (“Colonial”), filed a lawsuit against us alleging, among other things, breach of contract by the Company after we cancelled orders for cribs following product recalls.  We filed counterclaims for breach of contract and warranty.  On August 1, 2012, a jury returned a verdict in favor of Colonial, and in October 2012 judgment was entered in the amount of $1,449. Both Bassett and Colonial appealed; with Bassett seeking a new trial for damages for breach of express warranty, among other things, and Colonial seeking, among other things, to treble its breach of contract damages.  On June 21, 2013, the Court of Appeals denied both appeals and affirmed the judgment. On July 12, 2013, we paid Colonial $1,700 in settlement of the claim, which exceeded our previously estimated reserve by $251 resulting in a charge against earnings for the three and nine months ended August 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 2, 2013 – July 6, 2013	-	-	-	$12,812
July 7, 2013 – August 3, 2013	18,050	$16.95	6,500	$12,708
August 4, 2013 – August 31, 2013	8,400	$15.37	8,400	$12,579

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

36 of 38

PART II-OTHER INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

August 31, 2013

(Dollars in thousands except share and per share data)

Exhibit 32b – Chief Accounting Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and retained earnings, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

Exhibit 101.INS XBRL Instance

Exhibit 101.SCH XBRL Taxonomy Extension Schema

Exhibit 101.CAL XBRL Taxonomy Extension Calculation

Exhibit 101.DEF XBRL Taxonomy Extension Definition

Exhibit 101.LAB XBRL Taxonomy Extension Labels

Exhibit 101.PRE XBRL Taxonomy Extension Presentation

37 of 38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H. Spilman, Jr.
Robert H. Spilman, Jr., President and Chief Executive Officer
October 3, 2013

/s/ J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer
October 3, 2013

 38 of 38