Form 10-K
period 2013-11-30
BASSETT FURNITURE INDUSTRIES INC
filed 2014-01-23
CIK 10329

   UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-209

____________________________

BASSETT FURNITURE INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

 ____________________________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 1, 2013 was $149,364,993.

The number of shares of the Registrant’s common stock outstanding on January 10, 2014 was 10,865,066.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be held March 12, 2014, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

As used herein, unless the context otherwise requires, “Bassett,” the “Company,” “we,” “us” and “our” refer to Bassett Furniture Industries, Incorporated and its subsidiaries. References to 2013, 2012, 2011, 2010 and 2009 mean the fiscal years ended November 30, 2013, November 24, 2012, November 26, 2011, November 27, 2010, and November 28, 2009. Please note that fiscal 2013 contained 53 weeks.

Safe-harbor, forward-looking statements

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors, which should be read in conjunction with Item 1A “Risk Factors”, that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

●	competitive conditions in the home furnishings industry

●	general economic conditions

●	overall retail traffic levels and consumer demand for home furnishings

●	ability of our customers and consumers to obtain credit

●	Bassett store openings

●	store closings and the profitability of the stores (independent licensees and Company-owned retail stores)

●	ability to implement our Company-owned retail strategies and realize the benefits from such strategies as they are implemented

●	fluctuations in the cost and availability of raw materials, labor and sourced products

●	results of marketing and advertising campaigns

●	information and technology advances

●	future tax legislation, or regulatory or judicial positions

●	ability to efficiently manage the import supply chain to minimize business interruption

PART I

ITEM 1.	BUSINESS

(dollar amounts in thousands except per share data)

General

Bassett is a leading vertically integrated manufacturer, importer and retailer of high quality, mid-priced home furnishings. With 89 Bassett Home Furnishings (“BHF”) stores at November 30, 2013, we have leveraged our strong brand name in furniture into a network of corporate and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits, and perfectly coordinated decorating accessories.  We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long term relationships with each customer.  Sales people are referred to as Design Consultants and are trained to evaluate customer needs and provide comprehensive solutions for their home decor.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants. We use a network of over 25 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

In September of 2011, we announced the formation of a strategic partnership with HGTV (Home and Garden Television), a division of Scripps Networks, LLC., which combines our 111 year heritage in the furniture industry with the penetration of 99 million households in the United States that HGTV enjoys today.  This alliance encompasses strategies for both the BHF store network and other open market sales channels. For the store network, the in-store design centers have been co-branded with HGTV to more forcefully market the concept of a “home makeover”, an important point of differentiation for our stores that also mirrors much of the programming content on the HGTV network. In addition, we have developed, in conjunction with HGTV, a new line of furniture that contains only the HGTV® Home Collection brand that is primarily marketed through select furniture retailers. This line of furniture is not available in the BHF store network.

Operating Segments

We have strategically aligned our business into three reportable segments: Wholesale, Retail and Investments and Real Estate.

The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BHF stores (independently-owned stores and Company-owned retail stores) and independent furniture retailers. The wholesale segment accounted for 52%, 52% and 55% of net sales during fiscal 2013, 2012, and 2011, respectively.

Our retail segment consists of 55 Company-owned stores and accounted for 48%, 48% and 45% of total net sales in fiscal 2013, 2012 and 2011, respectively. The following table shows the number of Company-owned stores by state as of November 30, 2013:

	Number of		Number of
State	Stores	State	Stores
Alabama	1	Mississippi	1
Arizona	2	Missouri	1
Arkansas	1	Nevada	1
California	4	New Jersey	2
Connecticut	3	New York	3
Delaware	1	North Carolina	5
Florida	3	Ohio	1
Georgia	3	South Carolina	1
Kentucky	1	Tennessee	2
Maryland	1	Texas	12
Massachusetts	2	Virginia	4
		Total	55

Our investments and real estate business segment consists of our short-term investments, holdings of retail real estate leased or previously leased as licensee stores, and our equity investment in Zenith Freight Lines, LLC (“Zenith”), which hauls freight and warehouses inventory for the Company. Previously, this segment also included our equity investment in International Home Furnishings Center, Inc. (“IHFC”) until sold on May 2, 2011. We also hold an interest in the Fortress Value Recovery Fund I, LLC (“Fortress”) which we fully reserved during fiscal 2012. We formerly held a portfolio of marketable securities which we liquidated during the fourth quarter of fiscal 2012.

Wholesale Segment Overview

The wholesale furniture industry is very competitive and there are a large number of manufacturers both within and outside the United States who compete in the market on the basis of product quality, price, style, delivery and service. Additionally, many retailers source imported product directly, thus bypassing domestic furniture manufacturers and wholesale importers. We believe that we can be successful in the current competitive environment because our products represent excellent value combining attractive prices, quality and styling; prompt delivery; and superior service.

Wholesale shipments by category for the last three fiscal years are summarized below:

	2013		2012		2011

Wood	$87,935	40.8%	$78,194	42.2%	$77,410	43.6%
Upholstery	125,403	58.2%	105,377	56.9%	98,577	55.6%
Other	2,113	1.0%	1,616	0.9%	1,385	0.8%

Total	$215,451	100.0%	$185,187	100.0%	$177,372	100.0%

Approximately 46% of our 2013 wholesale sales were of imported product compared to 50% in both 2012 and 2011. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers.

The dollar value of our wholesale backlog, representing orders received but not yet shipped to the BHF store network or independent dealers, was $11,916 at November 30, 2013 and $11,988 at November 24, 2012. We expect that the November 30, 2013 backlog will be filled within fiscal 2013, with the majority of our backlog being filled during the first quarter.

We use lumber, fabric, leather, foam and other materials in the production of wood and upholstered furniture. These components are purchased from a variety of domestic and international suppliers and are widely available. The price of foam, which is highly dependent on the cost of petroleum, has shown significant volatility in recent years. Prices for the other production components have recently experienced increases over rates of prior years. We currently assemble and finish these components in our two plants in the United States.

Retail Segment Overview – Company-Owned Retail Stores

The retail furniture industry remains very competitive and includes local furniture stores, regional furniture retailers, national department and chain stores and single-vendor branded retailers. As a whole, our store network with 55 Company-owned stores and 34 licensee-owned, ranks in the top 30 in retail furniture sales in the United States. We have begun a multi-year relocation process of many of our first generation stores that should result in locations more suitable to the current Bassett retail strategy. As part of this process, we plan to reposition up to four existing Company-owned stores during fiscal 2014. In addition, we plan to open six new Company-owned stores within that same period.

Net sales for our Company-owned retail stores for the last three fiscal years are summarized below:

	2013	2012	2011

Net sales	$199,380	$171,633	$147,961

Maintaining and enhancing our brand are critical to our ability to expand our base of customers and drive increased traffic at both Company-owned and licensee-owned stores. Our advertising and marketing campaign utilizes local and national television, direct mail, catalogs, newspapers, magazines, radio and the internet in an effort to maintain and enhance our existing brand equity.

Our stores incorporate a stylish, residential feel while highlighting our unmatched custom manufacturing capabilities.  We leverage our customization capabilities by dedicating space in the stores to design solutions for dining, upholstery, home entertainment and storage.  Domestic custom manufacturing capabilities make it possible for us to offer a 30 day delivery promise on custom products.  We also believe this design, organized around three targeted lifestyles, better communicates our capabilities to the consumer. Our lifestyle presentations are Contemporary, Casual and Traditional as described below:

●	Contemporary—Youthful spirited lifestyle of a sophisticated city life much like Boston’s Back Bay, the Village in Manhattan or Washington’s Georgetown.
●	Casual—Family-oriented with a relaxed atmosphere.
●	Traditional—Sensible lifestyle of established affluence.

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

Investments and Real Estate Overview

We are committed to maintaining a strong balance sheet in order to withstand difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term strategies. Our balance sheet currently includes short-term investments in certificates of deposit, an equity investment in Zenith, and certain retail real estate related to current and former licensee-owned stores. On May 2, 2011 we sold our equity investment in IHFC which is further discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. Our investment balances at each of the last three fiscal year-ends are as follows:

	November 30,	November 24,	November 26,
	2013	2012	2011

Investments in certificates of deposit	$28,125	$-	$-
Certain retail real estate	10,435	12,736	16,257
Retail real estate held for sale	1,401	-	-
Zenith (Recorded in Other long-term assets)	7,254	6,484	6,137
Other marketable securities	-	-	2,939
Fortress	-	-	806

Our short-term investments at November 30, 2013 consist of certificates of deposit (CDs) with original terms generally ranging from six to twelve months, bearing interest at rates ranging from 0.12% to 1.00% with a weighted average yield of approximately 0.224%. At November 30, 2013, the weighted average remaining time to maturity of the CDs was approximately five months. Each CD is placed with a federally insured financial institution and all deposits are within Federal deposit insurance limits.

We hold investments in retail store property that we either lease or have previously leased to licensees. These holdings, which also include closed store real estate currently leased to non-licensees, are presented as a long-term asset in our consolidated balance sheets with the exception of one property which is included in other current assets as real estate held for sale (the property was sold on December 26, 2013). These real estate holdings are typically in urban, high-traffic retail locations. See Item 2, Properties, for additional information about our retail real estate holdings.

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

Trademarks

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

People

We employed 1,501 people as of November 30, 2013, of which 772 were employed in our retail segment and 729 were employed in our wholesale segment. None of our employees are subject to collective bargaining arrangements and we have not experienced any recent work stoppages. We consider our relationship with our employees to be good.

Foreign and Domestic Operations and Export Sales

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $4,603, $4,956, and $5,481 in 2013, 2012, and 2011, respectively. At November 30, 2013 and November 24, 2012, we had $3,705 and $6,878, respectively of our finished goods inventory physically warehoused in Vietnam and Indonesia.

Major Customers

Our risk exposure related to our customers, consisting primarily of trade accounts receivable along with other notes receivable and certain guarantees, net of recognized reserves, totaled approximately $20,235 and $18,075 at November 30, 2013 and November 24, 2012, respectively. At November 30, 2013 approximately 27% of the aggregate risk exposure, net of reserves, was attributable to two licensees. At November 24, 2012, approximately 12% of the aggregate risk exposure, net of reserves, was attributable to one licensee. In fiscal 2013, 2012 and 2011, no customer accounted for more than 10% of total net sales. See note 2 to our Consolidated Financial Statements for additional information.

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

The home furnishings industry has experienced a difficult period over the last 7 years marked with depressed housing starts, high unemployment, changing consumer confidence and uncertain fiscal policies. While the economy has improved over the most recent three years, the pace of the recovery continues to be slow by historical standards and remains fragile. Historically, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Should the current economic recovery falter or the current recovery in housing starts stall, consumer confidence and demand for home furnishings could deteriorate which could adversely affect our business through its impact on the performance of our Company-owned stores, as well as our licensees and the ability of a number of them to meet their obligations to us.

Our use of foreign sources of production for a substantial portion of our products exposes us to certain additional risks associated with international operations.

Our use of foreign sources for the supply of many of our products exposes us to risks associated with overseas sourcing.  These risks are related to government regulation, delays in shipments, and extended lead time in ordering. Governments in the foreign countries where we source our products may change their laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation and exchange controls which could make it more difficult to service our customers resulting in an adverse effect on our earnings. We could also experience increases in the cost of ocean freight shipping which could have an adverse effect on our earnings. Shipping delays and extended order lead times may adversely affect our ability to respond to sudden changes in demand, resulting in the purchase of excess inventory in the face of declining demand, or lost sales due to insufficient inventory in the face of increasing demand, either of which would also have an adverse effect on our earnings or liquidity.

Our retail stores face significant competition from national, regional and local retailers of home furnishings.

The retail market for home furnishings is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including national department stores, regional or independent specialty stores, and dedicated franchises of furniture manufacturers. National mass merchants such as Costco also have limited product offerings. We also compete with retailers that market products through store catalogs and the Internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. We have recently seen electronics and appliance retailers adding limited furniture products in their stores. Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including aggressive advertising, pricing and marketing, extension of credit to customers on terms more favorable than we offer, and expansion by our existing competitors or entry by new competitors into markets where we currently operate.

Competition from any of these sources could cause us to lose market share, revenues and customers, increase expenditures or reduce prices, any of which could have a material adverse effect on our results of operations.

Our company-owned stores may not achieve the anticipated growth and profitability.

Our Company-owned stores currently operate at a loss. Our goal is to operate these stores at a level of modest profitability to enhance operating margins generated by our wholesale operation. To be successful, we need to increase our sales per store while decreasing the support costs as a percentage of sales. As part of our strategy, we must hire, train and retain a qualified staff of design consultants to improve the customer experience. Competition with other furniture retailers for qualified design consultants continues to increase. We also compete with other retailers for management personnel and appropriate retail locations. Failures and delays in implementing our retail strategies or failure to realize the benefits of these strategies could adversely impact our business and operating results.

Our licensee-owned stores may not be able to meet their obligations to us.

We have a significant amount of accounts receivable attributable to our network of licensee-owned stores. We also own some of the real estate that is leased to one of our licensees and guarantee some of the leases of some of our licensees. If these stores do not generate the necessary level of sales and profits, the licensees may not be able to fulfill their obligations to us resulting in additional bad debt expenses and real estate related losses.

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

We regularly review and evaluate our domestic manufacturing operations and offshore (import) sourcing capabilities.  As a result, we sometimes realign those operations and capabilities and institute cost savings programs. These programs can include the consolidation and integration of facilities, functions, systems and procedures and can include shifting domestic production to offshore sourcing or shifting offshore sourcing to domestic production. These realignments and cost savings programs generally involve some initial cost and can result in decreases in our near-term earnings until we achieve the expected cost reductions.  Failure to accomplish these actions as quickly as planned, or failure to fully achieve the expected cost reductions, could adversely impact our operating results and financial conditions.

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

We rely extensively on computer systems to process transactions, summarize results and manage our business.  Disruptions in both our primary and back-up systems could adversely affect our business and operating results.

Our primary and back-up computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, natural disasters and errors by employees.  Though losses arising from some of these issues would be covered by insurance, interruptions of our critical business computer systems or failure of our back-up systems could reduce our sales or result in longer production times.  If our critical business computer systems or back-up systems are damaged or cease to function properly, we may have to make a significant investment to repair or replace them.

We may incur costs resulting from security risks we face in connection with our electronic processing and transmission of confidential customer information.

We accept electronic payment cards in our stores. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses. Consumer perception of our brand could also be negatively affected by these events, which could further adversely affect our results and prospects.

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

General

We own our corporate office building, which includes an annex, located in Bassett, Va.

We own the following facilities, by segment:

Wholesale Segment:

Facility	Location

Bassett Wood Division	Martinsville, Va.
Bassett Upholstery Division	Newton, N.C.
3 Warehouses	Bassett, Va.

In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities are in regular use and provide adequate capacity for our manufacturing and warehousing needs.

Retail Segment:

Real estate associated with our retail segment consists of 11 owned locations with an aggregate square footage of 276,887 and a net book value of $28,531. These stores are located as follows:

Concord, North Carolina	Greensboro, North Carolina
Greenville, South Carolina	Fredericksburg, Virginia
Houston, Texas (3 locations)	Gulfport, Mississippi
Knoxville, Tennessee	Las Vegas, Nevada
Louisville, Kentucky

Of these locations, two are subject to land leases and two are subject to mortgages. Our remaining 44 store locations are leased from third-parties.

Other Real Estate Owned:

We hold investments in retail store property that we either lease or have previously leased to licensees. These are summarized as follows:

			Net Book
	Number of	Aggregate	Value
	Locations	Square Footage	(in thousands)

Leased to operating licensee	1	18,000	$3,769
Leased to others	3	67,521	6,507
Held for sale*	1	26,500	1,401

Total	5	112,021	$11,677

*This location is under contract to be sold and is therefore included in other current assets in our consolidated balance sheet as of November 30, 2013. All other locations are included in retail real estate. The sale of this property closed on December 26, 2013.

At November 30, 2013, there are five closed stores where we are paying the monthly lease amount due to being the lessee or subject to a lease guarantee. We have sublease agreements on three of these properties which help to defray a portion of the on-going cash requirements. We are actively marketing to sublease the remaining properties. From time-to-time, we may sublease these properties on a short-term basis to defray some of the cash costs. In addition, we may negotiate cash settlements to terminate our obligations under the leases.

See Note 17 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

In 2004, the US Environmental Protection Agency (EPA) advised us that we had been identified as a potentially responsible party (PRP) at the Ward Transformer Superfund site in Wake County, North Carolina. The EPA alleges that we are a responsible party because, prior to 1990, we sent transformers to the site for repair that contained certain polychlorinated biphenyls (PCBs) which were allegedly mishandled by the owner/operator of the site. Pursuant to a settlement agreement that we and several other PRPs (the “Initial PRP Group”) entered into with the EPA in 2005, the Initial PRP Group has paid for remediation work conducted at the Ward Transformer site. To date we have spent approximately $1,000 on the remediation of the site, however we estimate that our share of the total liability for remediation of the site should be less. Therefore, through the litigation and collection efforts of Initial PRP Group, we intend to seek recovery of our excess payment from dozens of other PRPs.

ITEM 4B.	EXECUTIVE OFFICERS OF THE REGISTRANT

John E. Bassett III, 55, has been with the Company since 1981 and served as Vice President of Wood Manufacturing from 1997 to 2001, as Vice President Global Sourcing from 2001 to 2006 and as Senior Vice-President of Global Sourcing since 2006

Jason W. Camp, 45, joined the Company in 2006 as Senior Vice President of Retail. Prior to joining Bassett, Mr. Camp was with Restoration Hardware, Inc. for nine years advancing to the position of Senior Vice President and General Manager of the Retail Division.

Bruce R. Cohenour, 55, has been with the Company since 2011, serving as Senior Vice President of Sales and Merchandising since January 2013, prior to which he served as Senior Vice President of Upholstery Merchandising. Prior to joining Bassett, Mr. Cohenour was with Hooker Furniture Corp. from 2007 through 2010, serving as Senior Vice President of National Accounts and Business Development until 2009. In 2009, he was promoted to Executive Vice President of Marketing and in 2010, he was promoted to President of the Case Goods Division.

J. Michael Daniel, 52, joined the Company in 2007 as Corporate Controller. From April 2009 through December 2009, he served as Corporate Controller and Interim Chief Financial Officer. In January 2010, he was appointed Vice President and Chief Accounting Officer. In January 2013, he was promoted to Senior Vice President and Chief Financial Officer.

Jay R. Hervey, Esq., 54, has served as the General Counsel, Vice President – Real Estate and Secretary for the Company since 1997.

Mark S. Jordan, 60, joined the Company in 1999 as Plant Manager. In 2001, he was promoted to Vice President of Upholstery Manufacturing and in 2002 he was promoted to Vice President and General Manager-Upholstery. He has served as Senior Vice President of Upholstery since 2006.

Robert H. Spilman, Jr., 57, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information:

Bassett’s common stock trades on the NASDAQ global select market system under the symbol “BSET.” We had approximately 1,300 registered stockholders at November 30, 2013. The range of per share amounts for the high and low market prices and dividends declared for the last two fiscal years are listed below:

	Market Prices of Common Stock
	2013		2012		Dividends Declared
Quarter	High	Low	High	Low	2013	2012

First	$14.60	$10.93	$8.17	$7.38	$0.05	$0.05
Second	15.96	12.52	10.87	8.15	0.05	0.05
Third	17.49	13.82	12.25	9.08	0.06	0.05
Fourth	16.19	13.18	13.00	10.60	0.26	1.30

Issuer Purchases of Equity Securities

(dollar amounts in thousands, except share and per share data)

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 1 – October 5, 2013	—	—	—	$12,579
October 6 – November 2, 2013	40,900	$14.58	40,900	$11.983
November 3 – November 30, 2013	26,500	$13.42	26,500	$11,627

 ________________________________________

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

	2013 (1)	2012		2011		2010	2009

Net sales	$321,286	$269,672		$253,208		$235,254	$232,722
Gross profit	$165,994	$141,322		$127,566		$112,688	$102,840
Operating income (loss)	$10,005	$5,080	(2)	$(20,622	) (2)	$(4,687)	$(21,575	) (2)
Gain on sale of affiliate	$-	$-		$85,542	(3)	$-	$-
Other income (loss), net	$(1,818)	$6,934	(4)	$(5,169	) (4)	$2,479 (4)	$(2,878	) (4)
Income (loss) before income taxes	$8,187	$12,014		$59,751		$(2,208)	$(24,453)
Income tax expense (benefit)	$3,091	$(14,699	) (5)	$4,409	(5)	$(206)	$(1,754)
Net income (loss)	$5,096	$26,713		$55,342		$(2,002)	$(22,699)
Diluted earnings (loss) per share	$0.47	$2.41		$4.79		$(0.17)	$(1.99)
Cash dividends declared	$4,565	$15,920		$6,757		$-	$-
Cash dividends per share	$0.42	$1.45		$0.60		$-	$-
Total assets	$225,849	$227,180		$223,174		$197,317	$216,229
Long-term debt	$2,467	$3,053		$3,662		$4,295	$31,953
Current ratio	2.46 to 1	2.52 to 1		2.71 to 1		1.48 to 1	2.42 to 1
Book value per share	$14.50	$14.51		$13.44		$9.20	$9.63
Weighted average number of shares	10,872,549	11,095,411		11,544,170		11,459,257	11,395,789

(1)	Fiscal 2013 contained 53 weeks, whereas all other fiscal years presented above contained 52 weeks.
(2)

See note 15 to the Consolidated Financial Statements related to restructuring and asset impairment charges and lease exits costs recorded in 2012 and 2011 totaling $1,070 and $6,228, respectively, as well as licensee debt cancellation charges recorded in 2011 of $6,447. Operating loss for 2009 included restructuring and asset impairment charges and lease exits costs totaling $5,421.

(3)	See note 10 to the Consolidated Financial Statements related to the gain resulting from the sale of our interest in IHFC on May 2, 2011.
(4)

See note 8 to the Consolidated Financial Statements related to funds received from the Continued Dumping and Subsidy Offset Act (“CDSOA”) in 2012 and 2011 of $9,010 and $765, respectively. During 2010 and 2009, other income (loss), net included income from the CDSOA of $488 and $1,627, respectively.

(5)	See note 11 to the Consolidated Financial Statements related to the effects of changes in our valuation allowance on deferred tax assets during fiscal 2012 and 2011.

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

With 89 BHF stores at November 30, 2013, we have leveraged our strong brand name in furniture into a network of corporate and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits, and coordinated decorating accessories.  We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor. We continue to strengthen the sales and design talent within our Company-owned retail stores.  Our Design Consultants undergo extensive Design Certification training. This training has strengthened their skills related to our house call and design business, and is intended to increase business with our most valuable customers.

In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants. We use a network of over 25 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

In September of 2011, we announced the formation of a strategic partnership with HGTV (Home and Garden Television), a division of Scripps Networks, LLC., which combines our 111 year heritage in the furniture industry with the penetration of 99 million households in the United States that HGTV enjoys today.  This alliance encompasses strategies for both the BHF store network and other open market sales channels. For the store network, the in-store design centers have been co-branded with HGTV to more forcefully market the concept of a “home makeover”, an important point of differentiation for our stores that also mirrors much of the programming content on the HGTV network. We believe the new co-branded design centers coupled with the targeted national advertising on HGTV have played a key role in our improved comparable store sales since their introduction following the third quarter of 2012. In addition, we have developed, in conjunction with HGTV, a new line of furniture that contains only the HGTV® Home Collection brand and is primarily marketed through select furniture retailers. The HGTV® Home Collection furniture line currently consists of several wood collections with complementary upholstered furniture offerings. Currently, over 30 retailers with over 90 floors have the new furniture line. During late 2013, we began offering this line of furniture on Wayfair.com, the leading e-commerce site for home furnishings. During fiscal 2013, approximately 3.1% of our wholesale shipments were HGTV® Home Collection branded furniture. This line of furniture is not available in the BHF store network.

The following table summarizes the changes in store count during fiscal 2013:

	November 24, 2012	Openings*	Closed	Transfers	November 30, 2013
Company-owned stores	53	3	(1)	-	55
Licensee-owned stores	33	2	(1)	-	34

Total	86	5	(2)	-	89

*Does not include openings and closures due to relocation of existing stores within a market.

In fiscal 2013, we began a program to increase the Company-owned retail store count and relocate a number of first generation stores to better locations. This program includes opening nine new stores and relocating six existing stores in 2013 and 2014. As a result, we spent $8,059 in capital expenditures for new and relocated stores in 2013 and expect to spend a comparable amount in 2014. During 2013, stores in the following locations were opened or relocated:

New Stores	Store Relocations

Dallas, Texas	Newington, Connecticut
Raleigh, North Carolina	Irvine, California
Birmingham, Alabama

During 2014, we expect to open or relocate stores in the following locations:

New Stores	Store Relocations

Forth Worth, Texas (opened 12/13)	Boston, Massachusetts
Westport, Connecticut (opened 12/13)	Little Rock, Arkansas
Annapolis, Maryland (opened 12/13)	San Antonio, Texas
Burlington, Massachusetts	Southlake, Texas
Hartsdale, New York
Rockville, Maryland

As with any retail operation, prior to opening a new store we incur such expenses as rent, training costs and other payroll related costs. These costs generally range between $100 to $200 per store depending on the overall rent costs for the location and the period between the time when we take possession of the physical store space and the time of the store opening. Generally, rent payments between time of possession and opening of a new store are deferred and therefore rent costs recognized during that time do not require cash. Inherent in our retail business model, we also incur significant losses in the first two to three months of operation following a new store opening. Similar to other furniture retailers, we do not recognize a sale in the income statement until the furniture is delivered to our customer. Because our retail business model does not involve maintaining a stock of retail inventory that would result in quick delivery, and because of the custom nature of our furniture offerings, delivery to our customers usually does not occur until 30 days after an order is placed. We generally require a deposit at the time of order and collect the remaining balance when the furniture is delivered at which time the sale is recorded in the income statement. Coupled with the previously discussed store pre-opening costs, total start-up losses can range from $300 to $400 per store. While this expansion is initially costly to our operating results, we believe our site selection and new store presentation will generally result in locations that operate at or above a retail break-even level within 12 months of their opening. Even as these stores ramp up to break-even, we are realizing additional wholesale sales volume that will leverage the fixed costs in our wholesale business. We expect to continue opening and relocating stores at a slower pace after 2014.

Our wholesale operations include an upholstery plant in Newton, North Carolina that produces a wide range of upholstered furniture. We believe that we are an industry leader with our quick-ship custom upholstery offerings. We also operate a custom dining manufacturing facility in Martinsville, Va. Most of our wood furniture and certain of our upholstery offerings are sourced through several foreign plants, primarily in Vietnam, Indonesia and China. We define imported product as fully finished product that is sourced internationally. For fiscal 2013, approximately 46% of our wholesale sales were of imported product compared to 50% for fiscal 2012.

Traffic to our website, www.bassettfurniture.com, continues to grow. The ultimate goal of our digital strategy is to drive traffic to our retailers while deepening interactions with our consumers.  Understanding that more and more consumers are using the web to research before making a purchase, we have worked diligently to enhance our online presence by making it easier for consumers to browse our wide array of goods and build custom furniture.   In 2014, we will continue to make improvements to our website and increase our social media presence to drive more visitors to our website and more qualified prospects to our stores. While sales through our website are currently not material, they have increased significantly in the last several years.  We are leveraging our Company-owned and licensed store network to handle delivery and customer service for orders placed online.

Prior to 2012, we incurred significant bad debt and notes receivable valuation charges resulting from the difficult economic conditions then facing our industry.  Beginning during the second half of 2011 this trend in bad debt and notes receivable valuation charges improved significantly, and we have only incurred bad debt charges of $361 and $376 for fiscal 2013 and 2012, respectively, compared with $13,490 for fiscal 2011, reflecting improved credit positions with our current fleet of licensees. We believe that the current level of bad debt and notes receivable valuation charges is more indicative of the expected trend of future charges.

Analysis of Operations

Our fiscal year ends on the last Saturday of November, which periodically results in a 53-week year. Fiscal 2013 contained 53 weeks, while fiscal 2012 and 2011 each contained 52 weeks. Net sales, gross profit, selling, general and administrative (SG&A) expense, bad debt and notes receivable valuation charges, new store pre-opening costs, other charges, and income (loss) from operations were as follows for the years ended November 30, 2013, November 24, 2012 and November 26, 2011:

	2013		2012		2011

Net sales	$321,286	100.0%	$269,672	100.0%	$253,208	100.0%
Gross profit	165,994	51.7%	141,322	52.4%	127,566	50.4%
SG&A	154,957	48.2%	134,425	49.8%	121,933	48.2%
Bad debt and notes receivable valuation charges	361	0.1%	376	0.1%	13,490	5.3%
New store pre-opening costs	671	0.2%	371	0.1%	90	0.0%
Other charges	-	0.0%	1,070	0.4%	12,675	5.0%

Income (loss) from operations	$10,005	3.1%	$5,080	2.0%	$(20,622)	-8.1%

Sales for fiscal 2013 were $321,286 as compared to $269,672 for 2012 and $253,208 for 2011, representing increases of 19% and 6.5%, respectively. As noted above, fiscal 2013 contained 53 weeks while fiscal 2012 contained 52 weeks. On an average weekly basis, sales for 2013 increased 17% over 2012. This trend primarily reflects the increase in the number of stores owned and operated by us, as well as growth in our wholesale shipments outside of our licensee network. Our consolidated net sales by segment were as follows:

	2013	2012	2011

Wholesale	$215,451	$185,187	$177,372
Retail	199,380	171,633	147,961
Inter-company elimination	(93,545)	(87,148)	(72,125)
Consolidated net sales	$321,286	$269,672	$253,208

Gross margins for fiscal 2013, 2012, and 2011 were 51.7%, 52.4%, and 50.4%, respectively. Gross margins for fiscal 2013 were lower than for 2012 primarily due to the increased share of sales to the open market relative to sales through the Company-owned store network. Sales through our Company-owned stores capture both the wholesale gross margin (32.9% for the 2013) as well as an additional retail gross margin (48.4% for 2013) upon final sale to the customer, resulting in a considerably higher gross margin on a consolidated basis for sales through our Company-owned stores as compared with the wholesale margin realized from sales to the open market. The margin increase for 2012 over 2011 is primarily attributable to additional retail markup realized as the result of the continued expansion of our Company-owned store network in our retail segment. Selling, general and administrative expenses, excluding bad debt and notes receivable valuation charges and new store pre-opening costs, increased $20,532 in 2013 as compared to 2012 due primarily to the increased number of Company-owned stores and planned higher marketing and advertising costs to drive continued sales growth. SG&A increased $12,492 in 2012 as compared to 2011 primarily due to the increase in the number of Company-owned retail stores as each additional store opening or acquisition results in. The incremental SG&A expenses associated with each new store, which include incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses, will be ongoing. In addition, wholesale SG&A increased in 2012 over 2011 primarily due to spending associated with the development of our HGTV initiative. Bad debt and notes receivable valuation charges for fiscal 2013 were comparable to those of 2012, averaging approximately 0.1% of net sales each year. Bad debt and notes receivable valuation charges for 2012 decreased from the prior year by $13,114, reflecting the improved credit positions of our current fleet of licensees. During fiscal 2011 we acquired nine stores from four licensees and closed six stores with three other licensees. Following the takeover or closure of these troubled licensee-owned stores, our bad debt and notes receivable valuation charges have averaged approximately $120 per quarter since the third quarter of 2011. We believe that this average level of bad debt and notes receivable valuation charges is more indicative of the expected trend of future charges.

The following table presents certain significant items that have negatively impacted our results of operations. We believe these items should be considered separately in order to understand and evaluate our results and trends. See note 15 of our Consolidated Financial Statements for additional information regarding these charges:

	2013	2012	2011

Restructuring and impaired asset charges:
Impairment of leasehold improvements	$-	$123	$1,156
Asset impairment charge associated with closed plants	-	588	1,312
Severance & other restructuring	-	-	32
Lease exit costs	-	359	3,728
Licensee debt cancellation charges	-	-	6,447
	$-	$1,070	$12,675

Certain other items affecting comparability between periods are discussed below in “Investments and Real Estate Segment and Other Items Affecting Net Income (Loss)”.

Segment Information

We have strategically aligned our business into three reportable segments as described below:

●

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

●

Retail – Company-owned Stores. Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities (including real estate) and capital expenditures directly related to these stores.

●

Investments and Real Estate. Our investments and real estate segment consists of our short-term investments, our holdings of real estate leased or previously leased to licensees, and our equity investment in Zenith. We also hold an investment in Fortress, which we fully reserved during the first quarter of 2012. Although this segment does not have operating earnings, income or loss from the segment is included in other income (loss), net, in our consolidated statements of income. During fiscal 2011 we sold our equity interest in IHFC; therefore other income included the gain on the sale of our interest as well as our equity in the income of IHFC for fiscal 2011 through the date of the sale.

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Year Ended November 30, 2013*
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$215,451	$199,380	$(93,545	) (1)	$321,286
Gross profit	70,812	96,469	(1,287	) (2)	165,994
SG&A expense	59,568	97,250	(1,861	) (3)	154,957
Bad debt and notes receivable valuation charges	361	-	-		361
New store pre-opening costs	-	671	-		671
Income (loss) from operations (4)	$10,883	$(1,452)	$574		$10,005

	Year Ended November 24, 2012*
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$185,187	$171,633	$(87,148	) (1)	$269,672
Gross profit	59,817	82,361	(856	) (2)	141,322
SG&A expense	51,941	84,057	(1,573	) (3)	134,425
Bad debt and notes receivable valuation charges	376	-	-		376
New store pre-opening costs	-	371	-		371
Income (loss) from operations (4)	$7,500	$(2,067)	$717		$6,150

	Year Ended November 26, 2011*
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$177,372	$147,961	$(72,125	) (1)	$253,208
Gross profit	57,804	69,862	(100	) (2)	127,566
SG&A expense	48,708	74,267	(1,042	) (3)	121,933
Bad debt and notes receivable valuation charges	13,490	-	-		13,490
New store pre-opening costs	-	90	-		90
Income (loss) from operations (4)	$(4,394)	$(4,495)	$942		$(7,947)

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

* 53 weeks for fiscal 2013 as compared with 52 weeks for fiscal 2012 and 2011.

Wholesale Segment

Net sales, gross profit, selling, general and administrative (SG&A) expense, bad debt and notes receivable valuation charges and income (loss) from operations for our Wholesale Segment were as follows for the years ended November 30, 2013, November 24, 2012 and November 26, 2011:

	2013		2012		2011

Net sales	$215,451	100.0%	$185,187	100.0%	$177,372	100.0%
Gross profit	70,812	32.9%	59,817	32.3%	57,804	32.6%
SG&A	59,568	27.6%	51,941	28.0%	48,708	27.5%
Bad debt and notes receivable valuation charges	361	0.2%	376	0.2%	13,490	7.6%
Income (loss) from operations	$10,883	5.1%	$7,500	4.0%	$(4,394)	-2.5%

Wholesale shipments by category for the last three fiscal years are summarized below:

	2013		2012		2011

Wood	$87,935	40.8%	$78,194	42.2%	$77,410	43.6%
Upholstery	125,403	58.2%	105,377	56.9%	98,577	55.6%
Other	2,113	1.0%	1,616	0.9%	1,385	0.8%
Total	$215,451	100.0%	$185,187	100.0%	$177,372	100.0%

Fiscal 2013 as Compared to Fiscal 2012

Net sales for the wholesale segment were $215,451 for 2013 as compared to $185,187 for 2012, an increase of $30,264, or 16%. On an average weekly basis (normalizing for the extra week in fiscal 2013), wholesale net sales increased 14%. Wholesale shipments to the open market (outside the Bassett Home Furnishings store network) for 2013 increased 38% and shipments to the Bassett Home Furnishings store network increased by 6.3% compared to 2012. This increase in open market shipments was driven by growth in the juvenile and traditional distribution channels along with increases from the HGTV open market business. Gross margins for the wholesale segment were 32.9% for 2013 as compared to 32.3% for 2012. Margin improvement in the upholstery operations resulting from greater leverage of fixed costs due to increased sales volumes were partially offset by lower margins in the wood business from increased discounting of discontinued product. Wholesale SG&A increased $7,627 to $59,568 for 2013 as compared to $51,941 for 2013. SG&A costs as a percentage of sales decreased to 27.6% as compared to 28.0% for 2012. Profit improvement from leveraging fixed SG&A costs through higher sales volumes was partially offset by planned increased marketing and advertising costs of $1,072 to drive continued sales growth.

Fiscal 2012 as Compared to Fiscal 2011

Net sales for the wholesale segment were $185,187 for 2012 as compared to $177,372 for 2011, an increase of 4.4%. Wholesale shipments to the BHF store network increased 0.7% while shipments outside of the network increased 15.4%. The slight increase in sales to the store network came in spite of a decline in the total number of BHF stores. The increase in the wholesale shipments outside the network was primarily due to an 18% increase in the traditional channel partially offset by lower shipments to a significant national account customer. Gross margins for the wholesale segment were 32.3% for 2012, down slightly from the gross margin of 32.6% for 2011. Wholesale SG&A, excluding bad debt and notes receivable valuation charges, increased $3,233 to $51,941 for 2012 as compared to $48,708 for 2011. As a percentage of net sales, SG&A increased 0.5 percentage points to 28.0% for 2012 as compared to 27.5% for 2011. This increase was primarily due to incremental marketing spend of $1,478 associated with the development of the HGTV initiative and a temporary showroom in High Point to display the new HGTV furniture. This increase was partially offset by improved leverage of fixed costs associated with higher sales. We recorded $376 of bad debt and notes receivable valuation charges during 2012 as compared with $13,490 for 2011, which reflected the improved credit positions with our fleet of licensees following a period during which we had taken over or closed a number of troubled licensee stores through the first half of fiscal 2011. The bad debt and notes receivable valuation charges which we have experienced since the third quarter of 2011 have averaged approximately $120 per quarter. We believe that this average level of bad debt and notes receivable valuation charges is more indicative of the expected trend of future charges.

Wholesale Backlog

The dollar value of our wholesale backlog, representing orders received but not yet delivered to dealers and Company stores as of November 30, 2013, November 24, 2012, and November 26, 2011, was as follows:

	2013	2012	2011

Year end wholesale backlog	$11,916	$11,988	$10,325

Retail Segment – Company Owned Stores

Net sales, gross profit, selling, general and administrative (SG&A) expense, new store pre-opening costs and operating loss for our Retail Segment were as follows for the years ended November 30, 2013, November 24, 2012 and November 26, 2011:

	2013		2012		2011

Net sales	$199,380	100.0%	$171,633	100.0%	$147,961	100.0%
Gross profit	96,469	48.4%	82,361	48.0%	69,862	47.2%
SG&A	97,250	48.8%	84,057	49.0%	74,267	50.2%
New store pre-opening costs	671	0.3%	371	0.2%	90	0.1%
Loss from operations	$(1,452)	-0.7%	$(2,067)	-1.2%	$(4,495)	-3.0%

The following tables present operating results on a comparable store basis for each comparative set of periods. Table A compares the results of the 47 stores that were open and operating for all of 2013 and 2012. Table B compares the results of the 40 stores that were open and operating for all of 2012 and 2011.

Comparable Store Results:

	Table A: 2013 vs 2012 (47 Stores)				Table B: 2012 vs 2011 (40 Stores)
	2013		2012		2012		2011

Net sales	$168,968	100.0%	$157,006	100.0%	$140,345	100.0%	$128,580	100.0%
Gross profit	82,072	48.6%	75,650	48.2%	67,875	48.4%	62,180	48.4%
SG&A expense	81,265	48.1%	76,500	48.7%	67,835	48.3%	64,191	49.9%
Income (loss) from operations	$807	0.5%	$(850)	-0.5%	$40	0.0%	$(2,011)	-1.6%

The following tables present operating results for all other stores which were not comparable year-over-year, each table including the results of stores that either opened or closed at some point during the 24 months of each comparative set of periods.

All Other (Non-Comparable) Store Results:

	2013 vs 2012 All Other Stores				2012 vs 2011 All Other Stores
	2013		2012		2012		2011

Net sales	$30,412	100.0%	$14,627	100.0%	$31,288	100.0%	$19,381	100.0%
Gross profit	14,397	47.3%	6,711	45.9%	14,486	46.3%	7,682	39.6%
SG&A expense	15,985	52.6%	7,557	51.7%	16,222	51.8%	10,076	52.0%
New store pre-opening costs	671	2.2%	371	2.5%	371	1.2%	90	0.5%
Loss from operations	$(2,259)	-7.4%	$(1,217)	-8.3%	$(2,107)	-6.7%	$(2,484)	-12.8%

Fiscal 2013 as Compared to Fiscal 2012

Net sales for the 55 Company-owned stores were $199,380 for fiscal 2013 as compared to $171,633 for 2012, an increase of $27,747 or 16.2%. The increase was comprised of an $11,962 or 7.6% increase in comparable store sales and a $15,785 increase in non-comparable store sales. On an average weekly basis (normalizing for the extra week in the first quarter of 2013), comparable store sales increased 5.6%. While we do not recognize sales until goods are delivered to the consumer, we track written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 9.0% for fiscal 2013 as compared to 2012. On an average weekly basis, written sales increased 7.0% over the prior year.

The operating loss for the 55 Company-owned stores for fiscal 2013 was $1,452 million as compared to an operating loss of $2,067 for 2012. The 47 comparable stores generated operating income of $807 for 2013 as compared to a loss of $850 for the prior year. Gross margins at our comparable stores improved to 48.6% compared to 48.2% in the prior year due primarily to improved pricing strategies, partially offset by a concerted effort during the first half of 2013 to reduce clearance inventory levels. SG&A expenses for comparable stores increased $4,765 to $81,265 or 48.1% of sales as compared to 48.7% for 2012. This decrease as a percent of sales is due to increased sales volumes leveraging fixed costs partially offset by planned increased retail overhead investments as we manage growth in store count.

Losses from the non-comparable stores in 2013 were $2,259 which includes $671 of costs prior to the opening of three stores during the year and four other stores that will be opening in the first quarter of 2014. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its open and generally range between $100 to $200 per store based on the overall rent costs for the location and the period between the time when the Company takes possession of the physical store space and the time of the store opening. Also included in the non-comparable store loss are post-opening losses from the store openings. We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $300 to $400 per store. Also included in the 2013 non-comparable stores are the operations of stores opened or acquired during 2012.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

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

The operating loss for the 53 Company-owned stores for fiscal 2012 was $2,067 million as compared to an operating loss of $4,495 for 2011. The 40 comparable stores generated operating income of $40 for 2012 as compared to a loss of $2,011 for the prior year. Gross margins at our comparable stores for 2012 were unchanged from the prior year at 48.4%. SG&A expenses for comparable stores increased $3,644 to $67,835 or 48.3% of sales as compared to 49.9% for 2011. This decrease as a percent of sales is due to increased sales volumes leveraging fixed costs.

Losses from the non-comparable stores in 2012 were $2,107 which includes $371 of costs prior to the opening of three stores during the year and one other store that opened in the first quarter of 2013. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its open and generally range between $100 to $200 per store based on the overall rent costs for the location and the period between the time when the Company takes possession of the physical store space and the time of the store opening. Also included in the non-comparable store loss are post-opening losses from the store openings. We incur significant losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $300 to $400 per store. Also included in the 2012 non-comparable stores are the operations of stores acquired during 2011.

Retail Comparable Store Sales Increases

The following table provides year-over-year comparable store sales increases for the last three fiscal years. Due to fiscal 2013 containing 53 weeks, we have also provided such changes on an average weekly basis for comparability purposes.

	2013	2012	2011
As reported:
Delivered	7.6%	9.1%	4.8%
Written	9.0%	10.6%	2.9%
Average weekly basis:
Delivered	5.6%	9.1%	4.8%
Written	7.0%	10.6%	2.9%

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers as of November 30, 2013, November 24, 2012, and November 26, 2011, was as follows:

	2013	2012	2011

Year end retail backlog	$22,483	$18,180	$14,101
Retail backlog per open store	$409	$343	$288

Investments and Real Estate Segment and Other Items Affecting Net Income (Loss)

At November 30, 2013, our investments and real estate segment consists of our short-term investments, our holdings of retail real estate leased or previously leased as licensee stores and our equity investment in Zenith. Previously, this segment had also included our investments in marketable securities (which were liquidated during the fourth quarter of fiscal 2012), our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”, which was fully impaired during the first quarter of fiscal 2012), and our equity investment in IHFC (sold during the second quarter of fiscal 2011). Although this segment does not have operating earnings, income or loss from the segment is included in other income in our consolidated statements of income. As more fully discussed under “Liquidity and Capital Resources” below, our entire investment in IHFC was sold during the second quarter of 2011 resulting in a gain of $85,542.

We own 49% of Zenith Freight Lines, LLC (“Zenith”), which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers. We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business. In addition, Zenith provides home delivery services for several of our Company-owned retail stores. We believe our partnership with Zenith allows us to focus on our core competencies of manufacturing and marketing home furnishings. Zenith focuses on offering Bassett customers best-of-class service and handling. We consider the expertise that Zenith exhibits in logistics to be a significant competitive advantage for us. In addition, we believe that Zenith is well positioned to take advantage of current growth opportunities for providing logistical services to the furniture industry. At November 30, 2013 and November 24, 2012, our investment in Zenith was $7,254 and $6,484, respectively.

Investments and real estate income (loss) and other items affecting net income for fiscal 2013, 2012 and 2011 are as follows:

	2013	2012	2011

Gain on sale of IHFC (1)	$-	$-	$85,542
Income from unconsolidated affiliated companies, net (1)	770	347	1,840
Income from Continued Dumping & Subsidy Offset Act (2)	-	9,010	765
Other than temporary impairment of investments (3)	-	(806)	-
Interest expense (4)	(255)	(295)	(912)
Retail real estate impairment charges (5)	(416)	-	(3,953)
Lease exit costs (5)	-	-	(837)
Loan and lease guarantee (expense) recovery (6)	(40)	41	(1,282)
Gain on mortgage settlements (7)	-	-	1,305
Investment income (8)	99	453	163
Other	(1,976)	(1,816)	(2,258)

Total other income (expense)	$(1,818)	$6,934	$80,373

(1)	See note 10 to the Consolidated Financial Statements for information related to our gain on the sale of IHFC as well as information related to our income from unconsolidated affiliated companies.
(2)	See note 8 to the Consolidated Financial Statements for information related to our income from the Continued Dumping and Subsidy Offset Act (“CDSOA”).
(3)	Represents the full impairment of our investment in Fortress. See note 7 to the Consolidated Financial Statements for additional information.
(4)	Our interest expense consists primarily of interest on our retail real estate mortgage obligations. This expense has been declining steadily as those obligations have been repaid.
(5)	See note 15 to the Consolidated Financial Statements for additional information related to impairment charges and lease exit costs related to our retail real estate.
(6)

Loan and lease guarantee expense consists of adjustments to our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. The recovery (expense) recognized for fiscal 2013, 2012 and 2011 reflects the changes in our estimates of the risk that we may have to assume the underlying obligations with respect to our guarantees.

(7)	See note 12 to the Consolidated Financial Statements for information related to the gain on mortgage settlements during fiscal 2011.
(8)

Investment income for fiscal 2013 includes only interest income from cash equivalents and short term investments. Fiscal 2012 and 2011 include both interest income and net realized gains from the sale of marketable securities.

Provision for Income taxes

We recorded an income tax provision (benefit) of $3,091, $(14,699) and $4,409 in fiscal 2013, 2012 and 2011, respectively. For fiscal 2013, our effective tax rate of approximately 37.8% differs from the statutory rate of 34.0% primarily due to the effects of state income taxes and permanent differences arising from non-deductible expenses. For fiscal 2012, our effective tax rate of approximately (122.3)% differs from the statutory rate of 35.0% primarily due to the reversal of the majority of the valuation allowance on existing deferred tax assets, resulting in a credit to income of $18,704. For fiscal 2011, our effective tax rate of 7.3% differed from the statutory rate of 35.0% primarily due to our utilization of net operating loss carryforwards and credits to significantly offset the taxable gain on the sale of our investment in IHFC, resulting in a benefit of $6,341 against our tax provision. See note 11 to the Consolidated Financial Statements for additional information regarding our income tax provision (benefit), as well as our net deferred tax assets and other matters.

We have net deferred tax assets of $15,152 as of November 30, 2013, which, upon utilization, are expected to reduce our cash outlays for income taxes in future years. It will require approximately $43,000 of future taxable income to utilize our net deferred tax assets.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

With significant additional liquidity provided by the sale of our interest in IHFC in fiscal 2011, the final distribution of funds from the CDSOA in fiscal 2012, and the continued growth of our sales from the low point reached during the recession, we have strengthened our balance sheet and have seen a return to operating profitability.

Sale of IHFC & Final Distribution of CDSOA Funds

During the second quarter of fiscal 2012, we received $9,010 representing our share of the final distribution of duties that had been withheld by U.S. Customs and Border Protection under the Continued Dumping and Subsidy Offset Act. See note 8 to the Consolidated Financial Statements for additional information regarding the CDSOA final distribution and claims that could possibly result in the return of some or all of this distribution.

On May 2, 2011, we completed the sale of our investment in IHFC, receiving cash proceeds of $69,152 upon closing and recording a gain of $85,542. We received $1,410 during the first quarter of 2012 representing the release of proceeds held in escrow related to a tax audit of IHFC which has since been closed. During the first quarter of 2013, we received $2,348 representing the release of proceeds held in escrow to indemnify the purchaser with respect to various contingencies; an additional amount of $2,348 remains in escrow which, provided it is not used for contingencies, will be due for release to us during 2014. Currently, we have no reason to believe that any obligations will arise out of such contingencies and therefore expect that the escrowed funds, along with earnings thereon, will be released to us in their entirety as scheduled. See note 10 to the Consolidated Financial Statements for additional information regarding the sale of IHFC.

With the additional liquidity provided by these events, we have retired certain debt and other long-term obligations, settled various closed stores and idle facilities obligations, resumed paying a quarterly dividend, began buying back stock and paid additional special dividends totaling $1.95 per share. We have also invested $27,853 million in property and equipment during the three years ended November 30, 2013, including investments in new store locations, store repositioning and store remodeling, as well as the purchase and implementation of a new retail data processing system. We will continue to evaluate appropriate uses of available cash which may include more of such items previously listed along with future working capital needs and investments in new or repositioned Company-owned stores.

Cash Flows

Cash provided by operations for fiscal 2013 was $10,640 compared to cash provided by operations of $7,956 for 2012, an increase of $2,684. Excluding the final distribution of CDSOA funds which we received from Customs during April of 2012, our cash provided by operations for 2013 would have increased over the comparable prior year period by $11,694, primarily the result of improved income from operations, partially offset by the payment of a litigation settlement in the amount of $1,700 during the third quarter of fiscal 2013 arising from the Colonial Trading, Inc. breach of contract case.

Our overall cash position declined by $32,833 during fiscal 2013 primarily as a result of investing activities. Cash used by investing activities during 2013 was $39,032, primarily for the purchase of short-term investments consisting of certificates of deposit with maturities averaging less than one year, capital expenditures for new retail stores, store repositioning and store remodeling, and the purchase and implementation of a new retail data processing system. These expenditures were partially offset by the collection of escrowed funds from the 2011 sale of IHFC and proceeds from the disposition of properties no longer used in operations. Cash used in financing activities totaled $4,441, consisting primarily of dividend payments and repurchases of our common stock. With cash and cash equivalents and short-term investments totaling $40,858 on hand at November 30, 2013, we believe we have sufficient liquidity to fund operations for the foreseeable future.

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

At November 30, 2013, we had $1,366 outstanding under standby letters of credit.

We have two mortgages totaling $2,746 outstanding as of November 30, 2013. We expect to satisfy the remaining mortgage obligations using cash flow from operations or our available cash on hand.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of licensee-owned stores. We had obligations of $96,421 at November 30, 2013 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately two to six years. We were contingently liable under licensee lease obligation guarantees in the amount of $3,698 at November 30, 2013.

Dividends and Share Repurchases

During fiscal 2013, we declared four quarterly dividends totaling $2,393, or $0.22 per share, and one special dividend of $2,172, or $0.20 per share. Cash dividend payments to our shareholders during fiscal 2013 totaled $2,935. We also repurchased 126,100 shares of our stock for $1,750 under our share repurchase program. The weighted-average effect of these share repurchases upon our basic and diluted earnings per share in 2013 was not material.

Capital Expenditures

We currently anticipate that total capital expenditures for fiscal 2014, net of expected landlord reimbursements for new store build-out costs, will be approximately $13 million which will be used primarily for the build out of new stores and the remodeling of existing Company-owned stores.  Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the new stores, our rate of growth, our operating results and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events. We believe that our existing cash, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

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

We believe that the carrying amounts of our current assets and current liabilities approximate fair value due to the short-term nature of these items. The recurring estimate of the fair value of our mortgages payable for disclosure purposes (see Note 12 to the Consolidated Financial Statements) involves Level 3 inputs. Our primary non-recurring fair value estimates, typically involving the valuation of business acquisitions (see Note 9 to the Consolidated Financial Statements) and asset impairments (see Note 15 to the Consolidated Financial Statements) have utilized Level 3 inputs.

Contractual Obligations and Commitments

We enter into contractual obligations and commercial commitments in the ordinary course of business (See Note 17 to the Consolidated Financial Statements for a further discussion of these obligations). The following table summarizes our contractual payment obligations and other commercial commitments and the fiscal year in which they are expected to be paid.

	2014	2015	2016	2017	2018	Thereafter	Total
Post employment benefit obligations (1)	$1,183	$1,120	$1,070	$1,003	$963	$9,866	$15,205
Real estate notes payable	279	299	319	341	365	1,143	2,746
Other obligations & commitments	850	900	900	200	100	400	3,350
Contractual advertising	2,500	2,500	2,500	-	-	-	7,500
Interest payable	176	157	137	115	91	110	786
Letters of credit	1,366	-	-	-		-	1,366
Operating leases (2)	18,053	16,077	13,089	10,708	8,823	29,671	96,421
Lease guarantees (4)	1,451	792	737	435	423	-	3,838
Purchase obligations (3)	-	-	-	-		-	-
Total	$25,858	$21,845	$18,752	$12,802	$10,765	$41,190	$131,212

(1)

Does not reflect a reduction for the impact of any company owned life insurance proceeds to be received. Currently, we have life insurance policies with net death benefits of $3,316 to provide funding for these obligations. See Note 13 to the Consolidated Financial Statements for more information.

(2)	Does not reflect a reduction for the impact of sublease income to be received. See Note 17 to the Consolidated Financial Statements for more information.
(3)

The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. At the end of fiscal year 2013, we had approximately $12,632 in open purchase orders, primarily for imported inventories, which are in the ordinary course of business.

(4)	Lease guarantees relate to payments we would only be required to make in the event of default on the part of the guaranteed parties.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of BHF stores. We have guaranteed certain lease obligations of licensee operators as part of our retail strategy. See Contractual Obligations and Commitments table above and Note 17 to the Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K, for further discussion of operating leases, lease guarantees and loan guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

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

See Note 8 to our Consolidated Financial Statements regarding claims which could possibly result in the return of all or a portion of the CDSOA final distribution.

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

Consolidation – The consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated and its majority-owned subsidiaries for whom we have operating control. In accordance with ASC Topic 810, Consolidation, we have evaluated our licensees and certain other entities to determine whether they are variable interest entities (“VIEs”) of which we are the primary beneficiary and thus would require consolidation in our financial statements. To date we have concluded that none of our licensees nor any other of our counterparties represent VIEs.

Revenue Recognition - Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This generally occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer. Our wholesale payment terms generally vary from 30 to 60 days. For retail sales, we typically receive a significant portion of the purchase price as a customer deposit upon order, with the balance typically collected upon delivery. An estimate for returns and allowances has been provided in recorded sales. The contracts with our licensee store owners do not provide for any royalty or license fee to be paid to us.

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. During fiscal 2013, there were no dealers for which these criteria were not met. During fiscal 2012 and 2011, there were two and four dealers, respectively, for which these criteria were not met and therefore revenue was being recognized on a cost recovery basis. As of November 30, 2013 and November 24, 2012 there were no dealers that remained on a cost recovery basis, and as of November 26, 2011 there were two dealers that remained on the cost recovery basis.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our accounts receivable reserves were $1,607 and $1,789 at November 30, 2013 and November 24, 2012, respectively, representing 9.1% and 10.2% of our gross accounts receivable balances at those dates, respectively. The allowance for doubtful accounts is based on a review of specifically identified customer accounts in addition to an overall aging analysis. We evaluate the collectibility of our receivables from our licensees and other customers on a quarterly basis based on factors such as their financial condition, our collateral position, potential future plans with licensees and other similar factors. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivable and is adjusted accordingly based on historical experience, current developments and present economic conditions and trends. Although actual losses have not differed materially from our previous estimates, future losses could differ from our current estimates. Unforeseen events such as a licensee or customer bankruptcy filing could have a material impact on our results of operations.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out method. The cost of imported inventories is determined on a first-in, first-out basis. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. Our reserves for excess and obsolete inventory were $1,293 and $1,089 at November 30, 2013 and November 24, 2012, respectively, representing 2.4% and 1.8%, respectively, of our inventories on a last-in, first-out basis. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Valuation Allowance on Deferred Tax Assets – We evaluate our deferred income tax assets to determine if valuation allowances are required or should be adjusted. A valuation allowance is established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. Due to the losses incurred prior to fiscal 2011, we were in a cumulative loss position for the preceding three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While our long-term financial outlook remained positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence. As a result, we previously recorded a valuation allowance on certain of the deferred tax assets. In fiscal 2011, due to the gain recognized on the sale of our interest in IHFC, we were able to utilize net operating loss carryforwards and credits to significantly offset the taxable gain, resulting in a significant reduction of the valuation allowances. However, as the gain on the sale of IHFC did not represent a source of recurring future taxable income, we continued to record a valuation allowance against substantially all of our deferred tax assets as of November 26, 2011. Due to our positive earnings during fiscal 2012, and the absence of any significant negative evidence to the contrary, we have concluded that we can rely on our positive long-term outlook and forecasts as to future taxable income in evaluating our ability to realize our deferred tax assets. Accordingly, the reserve against the majority of our deferred tax assets was removed in fiscal 2012, resulting in a credit to income of $18,704, which is included in our net income tax benefit for 2012. The remaining valuation allowance of $1,044 at November 30, 2013 is primarily related to state net operating loss carryforwards for which it is currently considered to be more likely than not that they will not be utilized prior to their expiration.

Goodwill – Goodwill represents the excess of the purchase price over the value assigned to tangible assets and liabilities and identifiable intangible assets of businesses acquired. The acquisition of assets and liabilities and any resulting goodwill is allocated to the respective reporting unit; Wholesale, Retail or Investments and Real Estate. We review goodwill at the reporting unit level annually for impairment or more frequently if events or circumstances indicate that assets might be impaired.

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, the goodwill impairment test consists of a two-step process, if necessary. However, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the two-step process. Based on our qualitative assessment as described above, we have concluded that this goodwill is not impaired as of November 30, 2013.

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

Impairment of Long-Lived Assets - We periodically evaluate whether events or circumstances have occurred that indicate long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. When analyzing our real estate properties for potential impairment, we consider such qualitative factors as our experience in leasing and selling real estate properties as well as specific site and local market characteristics. Upon the closure of a Bassett Home Furnishings store, we generally write off all tenant improvements which are only suitable for use in such a store.

Recent Accounting Pronouncements

See note 2 to our Consolidated Financial Statements regarding the impact or potential impact of recent accounting pronouncements upon our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars would not be material to our results from operations in fiscal 2014.

We are exposed to market risk from changes in the cost of raw materials used in our manufacturing processes, principally wood, woven fabric, and foam products. A recovery in home construction could result in increases in wood and fabric costs from current levels, and the cost of foam products, which are petroleum-based, is sensitive to changes in the price of oil.

We have potential exposure to market risk related to the current weakness in the commercial real estate market. Our retail real estate holdings of $10,435 and $12,736 at November 30, 2013 and November 24, 2012, respectively, for stores currently or formerly operated by licensees as well as our holdings of $28,531and $29,043 at November 30, 2013 and November 24, 2012, respectively, for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $3,698 and $2,007 which we have guaranteed on behalf of licensees as of November 30, 2013 and November 24, 2012, respectively, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

	Number of Locations	Aggregate Square Footage	Net Book Value (in thousands)

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	11	276,887	$28,531

Investment real estate:
Leased to operating licensee	1	18,000	3,769
Leased to others	3	67,521	6,507
Other (2)	-	-	159

Total included in retail real estate	4	85,521	10,435

Held for sale	1	26,500	1,401

Total Company investment in retail real estate	15	362,408	$38,966

(1) Includes two properties encumbered under mortgages totaling $2,746 at November 30, 2013.
(2) Consists of leasehold improvements in locations leased by the Company and subleased to licensees.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Bassett Furniture Industries, Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated and Subsidiaries as of November 30, 2013 and November 24, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended November 30, 2013. Our audits also included Financial Statement Schedule II - Analysis of Valuation and Qualifying Accounts for each of the three years in the period ended November 30, 2013. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bassett Furniture Industries, Incorporated and Subsidiaries at November 30, 2013 and November 24, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bassett Furniture Industries, Incorporated and Subsidiaries’ internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated January 22, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

January 22, 2014

Consolidated Balance Sheets

Bassett Furniture Industries, Incorporated and Subsidiaries

November 30, 2013 and November 24, 2012

(In thousands, except share and per share data)

	2013	2012
Assets
Current assets
Cash and cash equivalents	$12,733	$45,566
Short-term investments	28,125	-
Accounts receivable, net of allowance for doubtful accounts of $1,607 and $1,789 as of November 30, 2013 and November 24, 2012, respectively	16,080	15,755
Inventories	53,069	57,916
Deferred income taxes, net	4,418	6,832
Other current assets	11,949	6,439
Total current assets	126,374	132,508

Property and equipment, net	64,271	56,624

Other long-term assets
Retail real estate	10,435	12,736
Deferred income taxes, net	10,734	10,485
Other	14,035	14,827
Total other long-term assets	35,204	38,048
Total assets	$225,849	$227,180

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,892	$22,405
Accrued compensation and benefits	6,503	6,926
Customer deposits	16,214	12,253
Dividends payable	2,172	542
Other accrued liabilities	6,660	10,454
Total current liabilities	51,441	52,580

Long-term liabilities
Post employment benefit obligations	11,146	11,577
Real estate notes payable	2,467	3,053
Other long-term liabilities	3,386	2,690
Total long-term liabilities	16,999	17,320

Commitments and Contingencies

Stockholders’ equity
Common stock, $5 par value; 50,000,000 shares authorized; issued and outstanding 10,859,318 at November 30, 2013 and 10,836,840 at November 24, 2012	54,297	54,184
Retained earnings	104,526	104,319
Accumulated other comprehensive loss	(1,414)	(1,223)
Total stockholders' equity	157,409	157,280
Total liabilities and stockholders’ equity	$225,849	$227,180

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Consolidated Statements of Income

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 30, 2013, November 24, 2012, and November 26, 2011

(In thousands, except per share data)

	2013	2012	2011

Net sales	$321,286	$269,672	$253,208
Cost of sales	155,292	128,350	125,642
Gross profit	165,994	141,322	127,566

Selling, general and administrative expenses excluding bad debt and notes receivable valuation charges and new store pre-opening costs	154,957	134,425	121,933
Bad debt and notes receivable valuation charges	361	376	13,490
New store pre-opening costs	671	371	90
Licensee debt cancellation charges	-	-	6,447
Restructuring and impairment charges	-	711	2,500
Lease exit costs	-	359	3,728

Income (loss) from operations	10,005	5,080	(20,622)

Gain on sale of affiliate	-	-	85,542
Income from Continued Dumping & Subsidy Offset Act	-	9,010	765
Other than temporary impairment of investments	-	(806)	-
Income from unconsolidated affiliated companies, net	770	347	1,840
Interest expense	(255)	(295)	(912)
Retail real estate impairment charges	(416)	-	(3,953)
Other loss, net	(1,917)	(1,322)	(2,909)

Income before income taxes	8,187	12,014	59,751

Income tax benefit (provision)	(3,091)	14,699	(4,409)

Net income	$5,096	$26,713	$55,342

Net income per share

Basic income per share	$0.48	$2.43	$4.84

Diluted income per share	$0.47	$2.41	$4.79

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 30, 2013, November 24, 2012, and November 26, 2011

(In thousands)

	2013	2012	2011

Net income	$5,096	$26,713	$55,342
Other comprehensive loss:
Actuarial adjustment to supplemental executive retirement defined benefit plan (SERP)	(310)	(656)	(619)
Income taxes related to SERP	119	277	486
Net change in unrealized holding gains	-	(211)	(73)
Income taxes related to unrealized holding gains	-	(25)	25

Other comprehensive loss, net of tax	(191)	(615)	(181)

Total comprehensive income	$4,905	$26,098	$55,161

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 30, 2013, November 24, 2012, and November 26, 2011

(In thousands)

	2013	2012	2011
Operating activities:
Net income	$5,096	$26,713	$55,342
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,198	5,473	5,514
Equity in undistributed income of investments and unconsolidated affiliated companies	(770)	(347)	(1,840)
Provision for restructuring and asset impairment charges	-	711	2,500
Licensee debt cancellation charges	-	-	6,447
Lease exit costs	-	359	2,228
Provision for lease and loan guarantees	40	(41)	1,283
Provision for losses on accounts and notes receivable	361	376	13,490
Other than temporary impairment of investments	-	806	-
Gain on mortgage settlement	-	-	(1,305)
Gain on sale of affiliate	-	-	(85,542)
Impairment and lease exit charges on retail real estate	416	-	4,790
Deferred income taxes	2,282	(15,822)	236
Other, net	276	642	214
Changes in operating assets and liabilities
Accounts receivable	(686)	(2,967)	1,034
Inventories	4,847	(11,307)	299
Other current and long-term assets	(4,819)	(276)	2,300
Accounts payable and accrued liabilities	(2,601)	3,636	(12,421)
Net cash provided by (used in) operating activities	10,640	7,956	(5,431)

Investing activities:
Purchases of property and equipment	(14,302)	(9,000)	(4,168)
Proceeds from sales of property and equipment	958	19	211
Acquisition of retail licensee stores	-	(549)	-
Proceeds from sale of affiliate	2,348	1,410	69,152
Release of collateral restrictions on cash equivalents	-	-	11,240
Proceeds from sales of investments	-	4,854	3,297
Purchases of investments	(28,125)	(1,781)	(3,132)
Dividends from affiliates	-	-	3,756
Equity contribution to affiliate	-	-	(980)
Cash received on notes receivable	89	1,240	127
Net cash provided by (used in) investing activities	(39,032)	(3,807)	79,503

Financing activities:
Repayments of real estate notes payable	(549)	(570)	(8,647)
Repayments of other notes	-	-	(3,406)
Issuance of common stock	706	858	172
Repurchases of common stock	(1,750)	(7,015)	(2,964)
Taxes paid related to net share settlement of equity awards	(226)	(16)	(2)
Excess tax benefits from stock-based compensation	313	-	-
Cash dividends	(2,935)	(21,441)	(695)
Net cash used in financing activities	(4,441)	(28,184)	(15,542)
Change in cash and cash equivalents	(32,833)	(24,035)	58,530
Cash and cash equivalents - beginning of year	45,566	69,601	11,071
	.	.	.
Cash and cash equivalents - end of year	$12,733	$45,566	$69,601

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 30, 2013. November 24, 2012, and November 26, 2011

(In thousands, except share and per share data)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income (loss)	Total

Balance, November 27, 2010	11,558,974	$57,795	$478	$48,459	$(427)	$106,305

Comprehensive income
Net income	-	-	-	55,342	-	55,342
Actuarial adjustment to SERP	-	-	-	-	(133)	(133)
Net change in unrealized holding gains	-	-	-	-	(48)	(48)
Regular dividends ($0.10 per share)	-	-	-	(1,092)	-	(1,092)
Special dividend ($0.50 per share)	-	-	-	(5,665)	-	(5,665)
Issuance of common stock	154,158	771	(506)	-	-	265
Purchase and retirement of common stock	(370,800)	(1,854)	(398)	(713)	-	(2,965)
Stock-based compensation	-	-	426	-	-	426
Balance, November 26, 2011	11,342,332	56,712	-	96,331	(608)	152,435

Comprehensive income
Net income	-	-	-	26,713	-	26,713
Actuarial adjustment to SERP, net of tax	-	-	-	-	(379)	(379)
Net change in unrealized holding gains, net of tax	-	-	-	-	(236)	(236)
Regular dividends ($0.20 per share)	-	-	-	(2,214)	-	(2,214)
Special dividend ($1.25 per share)	-	-	-	(13,706)	-	(13,706)
Issuance of common stock	138,903	694	352	-	-	1,046
Purchase and retirement of common stock	(644,395)	(3,222)	(988)	(2,805)	-	(7,015)
Stock-based compensation	-	-	636	-	-	636
Balance, November 24, 2012	10,836,840	54,184	-	104,319	(1,223)	157,280

Comprehensive income
Net income	-	-	-	5,096	-	5,096
Actuarial adjustment to SERP, net of tax	-	-	-	-	(191)	(191)
Regular dividends ($0.22 per share)	-	-	-	(2,393)	-	(2,393)
Special dividend ($0.20 per share)	-	-	-	(2,172)	-	(2,172)
Issuance of common stock	160,128	801	(104)	-	-	697
Purchase and retirement of common stock	(137,650)	(688)	(937)	(324)	-	(1,949)
Stock-based compensation	-	-	728	-	-	728
Excess tax benefits from stock-based compensation	-	-	313	-	-	313
Balance, November 30, 2013	10,859,318	$54,297	$-	$104,526	$(1,414)	$157,409

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1. Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, the “Company”) based in Bassett, Va., is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s full range of furniture products and accessories, designed to provide quality, style and value, are sold through an exclusive nation-wide network of 89 retail stores known as Bassett Home Furnishings (referred to as “BHF”). Of the 89 stores, the Company owns and operates 55 stores (“Company-owned retail stores”) with the other 34 being independently owned (“licensee operated”). We also distribute our products through other multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants.

The Company sourced approximately 46% of its wholesale products to be distributed through the store network from various countries, with the remaining volume produced at its two domestic manufacturing facilities.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year ends on the last Saturday in November, which periodically results in a 53-week year. Fiscal 2013 contained 53 weeks, whereas fiscal 2012 and 2011 each contained 52 weeks. The Consolidated Financial Statements include the accounts of Bassett Furniture Industries, Incorporated and our majority-owned subsidiaries for whom we have operating control. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2013, 2012 and 2011 are to Bassett's fiscal year ended November 30, 2013, November 24, 2012 and November 26, 2011, respectively. References to the “ASC” included hereinafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board as the source of authoritative GAAP.

For comparative purposes, certain amounts in the 2012 and 2011 financial statements have been reclassified to conform to the 2013 presentation.

The equity method of accounting is used for our investments in affiliated companies in which we exercise significant influence but do not maintain operating control. Consolidated net income includes our proportionate share of the net income or net loss of these companies.

We analyzed our licensees under the requirements for variable interest entities (“VIEs”). All of these licensees operate as BHF stores and are furniture retailers. We sell furniture to these licensees, and in some cases have extended credit beyond normal terms, made lease guarantees, guaranteed loans, or loaned directly to the licensees. We have recorded reserves for potential exposures related to these licensees. See Note 17 for disclosure of leases and lease guarantees. Based on financial projections and best available information, all licensees have sufficient equity to carry out their principal operating activities without subordinated financial support. Furthermore, we believe that the power to direct the activities that most significantly impact the licensees’ operating performance continues to lie with the ownership of the licensee dealers. Our rights to assume control over or otherwise influence the licensees’ significant activities only exist pursuant to our license and security agreements and are in the nature of protective rights as contemplated under ASC Topic 810. We completed our assessment for other potential VIEs, and concluded that there were none. We will continue to reassess the status of potential VIEs including when facts and circumstances surrounding each potential VIE change.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include allowances for doubtful accounts, calculation of inventory reserves, valuation of income tax reserves, lease guarantees and insurance reserves. Actual results could differ from those estimates.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer. We offer terms varying from 30 to 60 days for wholesale customers. For retail sales, we typically collect a significant portion of the purchase price as a customer deposit upon order, with the balance typically collected upon delivery. These deposits are carried on our balance sheet as a current liability until delivery is fulfilled. Estimates for returns and allowances have been recorded as a reduction to revenue. The contracts with our licensee store owners do not provide for any royalty or license fee to be paid to us. Revenue is reported net of any taxes collected.

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. SAB 104 further asserts that if collectability of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. During fiscal 2013, there were no dealers for which these criteria were not met. During fiscal 2012 and 2011, there were two and four dealers, respectively, for which these criteria were not met and therefore revenue was being recognized on a cost recovery basis. As of November 30, 2013 and November 24, 2012 there were no dealers that remained on a cost recovery basis, and as of November 26, 2011 there were two dealers that remained on the cost recovery basis. As of November 30, 2013 and November 24, 2012 there was no deferred gross profit resulting from the cost recovery method carried on our balance sheet as a reduction of accounts receivable. For fiscal 2013 and 2012, no revenue or cost was deferred during the year under the cost recovery method. During fiscal 2011, revenue of $1,678 and cost of $1,175 was deferred prior to any subsequent recognition due to the transaction meeting the revenue recognition requirements.

Cash Equivalents

The Company considers cash on hand, demand deposits in banks and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Our short-term investments, which consist of certificates of deposit, are not considered cash equivalents since they have original maturities of greater than three months.

Accounts Receivable

Substantially all of our trade accounts receivable is due from customers located within the United States. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. The majority of our trade accounts receivable and allowance for doubtful accounts are attributable to amounts owed to us by our licensees, with the remaining receivables due primarily from national account customers and traditional distribution channel customers. The percentages of our trade accounts receivable and related allowance for doubtful accounts owed to us by our licensees were as follows at November 30, 2013 and November 24, 2012:

	2013	2012
Portion of trade accounts receivable owed by licensees	50%	52%
Portion of allowance for doubtful accounts attributable to licensees	64%	84%

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable and financial guarantees subject us to credit risk partially due to the concentration of amounts due from and guaranteed on behalf of independent licensee customers. At November 30, 2013 and November 24, 2012, our aggregate exposure from receivables and guarantees related to customers consisted of the following:

	2013	2012
Accounts receivable, net of allowances (Note 4)	$16,080	$15,755
Notes receivable, net of allowances (Note 2)	632	636
Contingent obligations under lease and loan guarantees, less amounts recognized (Note 17)	3,523	1,684
Total credit risk exposure related to customers	$20,235	$18,075

At November 30, 2013 approximately 27% of the aggregate risk exposure, net of reserves, shown above was attributable to two licensees. At November 24, 2012, approximately 12% of the aggregate risk exposure, net of reserves, shown above was attributable to one licensee. In fiscal 2013, 2012 and 2011, no customer accounted for more than 10% of total net sales.

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $4,603, $4,956, and $5,481 in fiscal 2013, 2012, and 2011, respectively.

Inventories

Inventories (retail merchandise, finished goods, work in process and raw materials) are stated at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the last-in, first-out (“LIFO”) method because we believe this methodology provides better matching of revenue and expenses. The cost of imported inventories is determined on a first-in, first-out (“FIFO”) basis. Inventories accounted for under the LIFO method represented 17% and 18% of total inventory before reserves at November 30, 2013 and November 24, 2012, respectively. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

Retail Real Estate

Retail real estate is comprised of owned and leased properties which have been utilized by licensee operated BHF stores, including properties which are now leased or subleased to non-licensee tenants or are currently vacant. These properties are located in high traffic, upscale locations that are normally occupied by large successful national retailers. This real estate is stated at cost less accumulated depreciation and is depreciated over the useful lives of the respective assets utilizing the straight line method. Buildings and improvements are generally depreciated over a period of 10 to 39 years. Leasehold improvements are amortized based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter. As of November 30, 2013 and November 24, 2012, the cost of retail real estate included land totaling $3,502 and $4,602, respectively, and building and leasehold improvements of $11,635 and $12,680, respectively. As of November 30, 2013 and November 24, 2012, accumulated depreciation of retail real estate was $4,834 and $4,547, respectively. Depreciation expense was $484, $501, and $876 in fiscal 2013, 2012, and 2011, respectively. As of November 30, 2013, the cost and accumulated depreciation of our property in Henderson, Nevada has been removed from retail real estate and the net carrying value of $1,401 is classified as held for sale and included in other current assets in the accompanying balance sheet. The carrying value reflects the net selling price for which the property was under contract for sale as of November 30, 2013. The sale of the Henderson property was closed on December 26, 2013. Impairment charges related to retail real estate totaled $416 for 2013 and $3,953 for 2011 and are included in retail real estate impairment charges in other income, a component of non-operating expense in our Consolidated Statements of Income. There were no retail real estate impairment charges in 2012.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

Goodwill

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets and liabilities and identifiable intangible assets of businesses acquired. The acquisition of assets and liabilities and the resulting goodwill is allocated to the respective reporting unit: Wholesale, Retail or Investments and Real Estate. We review goodwill at the reporting unit level annually for impairment or more frequently if events or circumstances indicate that assets might be impaired.

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, the goodwill impairment test consists of a two-step process, if necessary. However, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the two-step process. Based on our qualitative assessment as described above, we have concluded that our goodwill is not impaired as of November 30, 2013.

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

When analyzing our real estate properties for potential impairment, we consider such qualitative factors as our experience in leasing and selling real estate properties as well as specific site and local market characteristics. Upon the closure of a Bassett Home Furnishings store, we generally write off all tenant improvements which are only suitable for use in such a store.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Despite our belief that our liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. We may adjust these liabilities as relevant circumstances evolve, such as guidance from the relevant tax authority or our tax advisors, or resolution of issues in the courts. These adjustments are recognized as a component of income tax expense in the period in which they are identified.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

We evaluate our deferred income tax assets to determine if valuation allowances are required or should be adjusted. A valuation allowance is established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. See Note 11.

New Store Pre-Opening Costs

Income (loss) from operations for fiscal 2013, 2012 and 2011 includes new store pre-opening costs of $671, $371 and $90, respectively. Such costs consist of expenses incurred at the new store location during the period prior to its opening and include, among other things, facility occupancy costs such as rent and utilities and local store personnel costs related to pre-opening activities including training. New store pre-opening costs do not include costs which are capitalized in accordance with our property and equipment capitalization policies, such as leasehold improvements and store fixtures and equipment. Such capitalized costs associated with new stores are depreciated commencing with the opening of the store. There are no pre-opening costs associated with stores acquired from licensees, as such locations were already in operation at the time of their acquisition.

Shipping and Handling Costs

Costs incurred to deliver wholesale merchandise to customers are recorded in selling, general and administrative expense and totaled $15,685, $13,548, and $13,680 for fiscal 2013, 2012 and 2011, respectively. Costs incurred to deliver retail merchandise to customers are also recorded in selling, general and administrative expense and totaled $10,855, $9,957, and $7,452 for fiscal 2013, 2012 and 2011, respectively.

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred and are included in selling, general and administrative expenses. Advertising costs totaled $14,750, $13,296, and $10,399 in fiscal 2013, 2012, and 2011, respectively.

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

Supplemental Cash Flow Information

In addition to the amounts paid, net of cash acquired, for the acquisition of licensee stores reported under investing activities in our consolidated statements of cash flows, the majority of such acquisitions were funded primarily through non-cash transactions in which receivables due from the licensees were settled in exchange for certain inventory and property and equipment of the licensees as well as the assumption of certain liabilities. There were no such acquisitions during fiscal 2013, and the value of the non-cash portion of such transactions was $1,592 and $2,298 for 2012 and 2011, respectively.

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

3. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the fiscal year ended November 30, 2013 is as follows:

Net pension amortization and net actuarial loss

Balance at November 24, 2012	$(1,223)
Changes before reclassifications	(434)
Amounts reclassified from accumulated other comprehensive loss	124
Tax effect	119
Balance at November 30, 2013	$(1,414)

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

4. Accounts Receivable

Accounts receivable consists of the following:

	November 30, 2013	November 24, 2012
Gross accounts receivable	$17,687	$17,544
Allowance for doubtful accounts	(1,607)	(1,789)
Net accounts receivable	$16,080	$15,755

Activity in the allowance for doubtful accounts was as follows:

	2013	2012

Balance, beginning of the year	$1,789	$2,092
Additions charged to expense	361	376
Write-offs	(543)	(679)
Balance, end of the year	$1,607	$1,789

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 7.

5. Inventories

Inventories consist of the following:

	November 30, 2013	November 24, 2012
Wholesale finished goods	$28,450	$33,110
Work in process	277	273
Raw materials and supplies	8,029	8,586
Retail merchandise	25,167	23,938
Total inventories on first-in, first-out method	61,923	65,907
LIFO adjustment	(7,561)	(6,902)
Reserve for excess and obsolete inventory	(1,293)	(1,089)
	$53,069	$57,916

We source a significant amount of our wholesale product from other countries. During 2013, 2012 and 2011, purchases from our two largest vendors located in China and Vietnam were $24,217, $23,416 and $24,996 respectively.

We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand, market conditions and the respective valuations at LIFO. The need for these reserves is primarily driven by the normal product life cycle. As products mature and sales volumes decline, we rationalize our product offerings to respond to consumer tastes and keep our product lines fresh. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required. In determining reserves, we calculate separate reserves on our wholesale and retail inventories. Our wholesale inventories tend to carry the majority of the reserves for excess quantities and obsolete inventory due to the nature of our distribution model. These wholesale reserves primarily represent design and style obsolescence. Typically, product is not shipped to our retail warehouses until a consumer has ordered and paid a deposit for the product. We do not typically hold retail inventory for stock purposes. Consequently, floor sample inventory and inventory for delivery to customers account for the majority of our inventory at retail. Retail reserves are based on accessory and clearance floor sample inventory in our stores and any inventory that is not associated with a specific customer order in our retail warehouses.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance at November 26, 2011	$987	$188	$1,175
Additions charged to expense	1,334	443	1,777
Write-offs	(1,606)	(257)	(1,863)
Balance at November 24, 2012	715	374	1,089
Additions charged to expense	2,309	383	2,692
Write-offs	(2,023)	(465)	(2,488)
Balance at November 30, 2013	$1,001	$292	$1,293

6. Property and Equipment

Property and equipment consist of the following:

	November 30, 2013	November 24, 2012
Land	$11,371	$11,926
Buildings and leasehold improvements	75,965	71,207
Machinery and equipment	67,183	65,024
	154,519	148,157
Less accumulated depreciation	(90,248)	(91,533)
	$64,271	$56,624

Depreciation expense for property and equipment was $5,874, $5,127, and $4,837, in fiscal 2013, 2012, and 2011, respectively, and is primarily included in our selling, general and administrative expenses related to our retail segment. The net book value of property and equipment utilized by Company-owned stores at November 30, 2013 and November 24, 2012 was $51,748 and $45,982, respectively.

7. Financial Instruments, Investments and Fair Value Measurements

Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, cost and equity method investments, accounts payable and long-term debt. Because of their short maturities, the carrying amounts of cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, and accounts payable approximate fair value. Our cost and equity method investments generally involve entities for which it is not practical to determine fair values.

Investments

Our short-term investments at November 30, 2013 consist of certificates of deposit (CDs) with terms generally ranging from six to twelve months, bearing interest at rates ranging from 0.12% to 1.00% with a weighted average yield of approximately 0.224%. At November 30, 2013, the weighted average remaining time to maturity of the CDs was approximately five months. Each CD is placed with a Federally insured financial institution and all deposits are within Federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at November 30, 2013 approximates their fair value.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

Prior to November 24, 2012, our investments consisted of a portfolio of marketable securities and our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”), During the fourth quarter of fiscal 2012 we liquidated our entire portfolio of marketable securities, resulting in a net gain of $313 which is included in income from investments in our accompanying consolidated statement of income for the year ended November 24, 2012. Our marketable securities had been classified as available-for-sale and were marked to market and recorded at their fair value. We measured the fair value of our marketable securities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.

Prior to the liquidation of our available for sale securities, unrealized holding gains and losses, net of the related income tax effect, had been excluded from income and were reported as other comprehensive income in stockholders’ equity. The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income. Realized earnings were $453 and $163 for fiscal 2012 and 2011, respectively. Realized earnings for the year ended November 24, 2012 include $208 of gains previously recorded in other comprehensive income. These amounts are recorded in other, loss net in our consolidated statements of income.

Our investment in Fortress has been valued at fair value primarily based on the net asset values which are determined by the fund manager, less a discount for illiquidity. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. Due to significant declines in net asset values during the first quarter of fiscal 2012, the highly illiquid nature of the investment, and the high degree of uncertainty regarding our ability to recover our investment in the foreseeable future, we fully impaired the carrying amount of this investment resulting in a charge of $806 during the year ended November 24, 2012, which is reported as other than temporary impairment of investments in the consolidated statement of income.

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

We believe that the carrying amounts of our current assets and current liabilities approximate fair value due to the short-term nature of these items. The recurring estimate of the fair value of our mortgages payable for disclosure purposes (see Note 12) involves Level 3 inputs. Our primary non-recurring fair value estimates, typically involving the valuation of business acquisitions (Note 9 to the Consolidated Financial Statements) and asset impairments (see Note 15) have utilized Level 3 inputs.

8. Income from the Continued Dumping and Subsidy Offset Act

During the year ended November 24, 2012, U.S. Customs and Border Protection (“Customs”) made a distribution to us of $9,010 representing our share of the final distribution of duties that have been withheld by Customs under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). We have received annual distributions in past years under the CDSOA as a result of our support of an antidumping petition on imports of wooden bedroom furniture from China, such distributions having been recognized in income during the fourth quarter of each fiscal year when our annual share was determined. Income from such distributions recognized during fiscal 2011 was $765. Certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the United States Court of International Trade challenging the CDSOA's “support requirement” and seeking to share in the distributions. As a result, Customs held back a portion of those distributions (“the Holdback”) pending resolution of the Non-Supporting Producers' claims. The Court of International Trade dismissed all of the actions of the Non-Supporting Producers, who appealed to the United States Court of Appeals for the Federal Circuit (“the Court of Appeals”). The Court of Appeals denied the Non-Supporting Producers’ request for an injunction to block the final distribution of the Holdback and allowed Customs to distribute the funds in April of 2012. The Court of Appeals held oral arguments on March 8, 2013 concerning the appeals, and on August 19, 2013 a three-judge panel ruled against the appellants in a two-to-one decision. The Non-Supporting Producers’ request for an en banc rehearing by the full Court of Appeals has been denied and now they may appeal to the United States Supreme Court. Should the Supreme Court agree to hear the appeal and then reverse the decisions of the United States Court of International Trade which ordered the release of the final distribution, it is possible that Customs may seek to have us return all or a portion of our share of the distribution. However, we believe that the chance Customs will seek and be entitled to obtain a return is remote.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

9. Licensee Acquisitions and Goodwill

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

There were no acquisitions of licensee operations during fiscal 2013. During fiscal 2012, we acquired one store located in Knoxville, Tennessee and two stores in the Orange County, California market. In both cases our licensees desired to exit those markets but continue operating in other markets. The acquisition price for the Knoxville store was $673, funded through the exchange of $485 in cash and $188 in existing accounts receivable for the net assets acquired from the licensee plus recognized goodwill of $375. The acquisition price for the two Orange County stores was $1,468, funded through the exchange of $64 in cash and $1,404 in existing accounts receivable for the net assets acquired plus recognized goodwill of $921.

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

Our acquisitions were accounted for in accordance with ASC Topic 805, Business Combinations. The following table summarizes the net assets acquired and consideration given in the store acquisitions:

	2013	2012	2011
Net assets acquired:
Inventory	$-	$1,480	$3,618
Property and equipment/other	-	592	1,293
Goodwill	-	1,296	-
Customer deposits and other accrued expenses	-	(1,227)	(2,613)

Total net assets acquired	$-	$2,141	$2,298

Consideration given:
Accounts receivable	$-	$1,592	$2,298
Cash	-	549	-

Total consideration	$-	$2,141	$2,298

The assets acquired and liabilities assumed were measured at fair value in accordance with ASC 805. Acquired inventory is valued at expected retail sales price less an allowance for direct selling costs and profit thereon. Acquired property and equipment are valued based upon our estimate of replacement cost less an allowance for age and condition at the time of acquisition. Customer deposits and accrued expenses are expected to be settled at face value within a short period following acquisition; therefore face value is assumed to approximate fair value. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. See Note 7.

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

	2013	2012	2011
Net sales	$-	$1,646	$11,264
Operating losses	-	(62)	(874)

In connection with both the Knoxville and Orange County market store acquisitions, we recognized $1,296 of goodwill, primarily associated with the strength of the local market and the general health of the stores at the time of acquisition. The carrying value of our goodwill, which is included in other long-term assets in the accompanying consolidated balance sheets, by segment and the activity for fiscal 2013 and 2012 is as follows:

	Wholesale	Retail	Total

Balance as of November 26, 2011	$276	$159	$435
Goodwill from store acquisitions	853	443	1,296
Impairment charge	-	-	-

Balance as of November 24, 2012	1,129	602	$1,731
Goodwill from store acquisitions	-	-	-
Impairment charge	-	-	-

Balance as of November 30, 2013	$1,129	$602	$1,731

We perform our annual goodwill impairment review as of the beginning of our fiscal fourth quarter. No impairment charges have been required since fiscal 2009.

10. Unconsolidated Affiliated Companies

Zenith Freight Lines, LLC

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers. We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business. In addition, Zenith provides home delivery services for several of our Company-owned retail stores. Our investment in Zenith was $7,254 at November 30, 2013 and $6,484 at November 24, 2012 and is recorded in other long-term assets. We paid Zenith approximately $29,313, $25,317 and $23,665, for freight expense and logistical services in fiscal 2013, 2012, and 2011, respectively. At November 30, 2013 and November 24, 2012, we owed Zenith $2,580 and $2,547, respectively, for services rendered to us. We believe the transactions with Zenith are at current market rates. We recorded the following earnings in income from unconsolidated affiliated companies, net in our consolidated statements of income:

	2013	2012	2011
Earnings recognized	$770	$347	$8

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

International Home Furnishings Center

On May 2, 2011 we sold our 46.9% interest in International Home Furnishings Center, Inc. (“IHFC”) to International Market Centers, L.P. (“IMC”).  Consideration received, the balance of our investment in IHFC at the time of sale, and the resulting gain from the sale are as follows:

Gain on sale of affiliate:
Consideration received:
Cash	$69,152
Tax escrow (1)	1,413
Indemnification escrow (2)	4,695
Investment in IMC (3)	1,000

Total consideration received	$76,260

Investment in IHFC:
Distributions in excess of affiliate earnings	9,282

Gain on sale of affiliate	$85,542

(1)	These funds were released to us during the first quarter of fiscal 2012.
(2)

$2,348 of this escrow was released to us during the first quarter of fiscal 2013. The remaining balance is included in other current assets in the accompanying consolidated balance sheet at November 30, 2013.

(3)	Included in other assets in the accompanying consolidated balance sheets at November 30, 2013 and November 24, 2012.

$4,695 of proceeds was placed in escrow to indemnify the purchaser with respect to various contingencies.  On December 19, 2012, we received $2,348 for the release of half of this escrow, with the remainder, provided it is not used for contingencies, being due for release to us during the third quarter of fiscal 2014. Currently, we have no reason to believe that any obligations will arise out of such contingencies and therefore expect that the escrowed funds, along with earnings thereon, will be released to us in their entirety as scheduled.  Also in connection with the sale, we acquired a minority equity stake in IMC in exchange for $1,000.  IMC is majority owned by funds managed by Bain Capital Partners and a subsidiary of certain investment funds managed by Oaktree Capital Management, L.P. Our investment in IMC is accounted for using the cost method as we do not have significant influence over IMC.

IHFC owned and leased out floor space in a showroom facility in High Point, North Carolina. Prior to the sale of our investment in IHFC, we accounted for the investment using the equity method since we did not maintain operating control of IHFC. During fiscal 2011 we recorded income and received dividends from IHFC prior to divestiture of $1,832 and $3,756, respectively.

Summarized financial information for IHFC for 2011 is as follows:

2011*
Revenues	19,955
Net income	3,470

*	No balance sheet information is reported as of November 26, 2011 as we no longer have any ownership interest in IHFC, and IHFC no longer exists as a stand-alone legal entity.
Revenues and net income are reported for the five month period ended May 2, 2011.

The complete financial statements of IHFC for the period from November 1, 2010 through May 2, 2011 are included in our annual report on Form 10-K.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

11. Income Taxes

The components of the income tax provision (benefit) are as follows:

	2013	2012	2011
Current:
Federal	$759	$1,611	$3,947
State	50	(487)	676

Deferred:
Increase (decrease) in valuation allowance	136	(18,704)	(17,464)
Federal	1,970	2,458	14,934
State	176	423	2,316
Total	$3,091	$(14,699)	$4,409

The income tax provision for fiscal 2011 includes a benefit of $6,341 resulting from the utilization of Federal net operating loss carryforwards. Excess tax benefits in the amount of $313 were recognized as additional paid-in capital during fiscal 2013 resulting from the exercise of stock options and the release of restricted shares.

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	2013	2012	2011
Statutory federal income tax rate	34.0%	35.0%	35.0%
Dividends received deduction	-	-	(1.8)
Change in income tax valuation allowance	1.7	(155.6)	(29.2)
Change in income tax reserves	0.1	(3.3)	(0.1)
State income tax, net of federal benefit	3.7	1.5	3.4
Other	(1.7)	0.1	-
Effective income tax rate	37.8%	(122.3)%	7.3%

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 30, 2013	November 24, 2012
Deferred income tax assets:
Trade accounts receivable	$618	$688
Inventories	2,277	1,946
Property and equipment	756	1,688
Notes receivable	1,592	1,592
Retirement benefits	5,626	5,547
State net operating loss carryforwards	2,482	2,309
Unrealized loss from affiliates	988	1,069
Lease termination accruals	349	1,005
Other	2,398	2,580
Gross deferred income tax assets	17,086	18,424
Valuation allowance	(1,044)	(908)
Total deferred income tax assets	16,042	17,516

Deferred income tax liabilities:
Unrealized gains from affiliates	755	78
Prepaid expenses and other	135	121

Total deferred income tax liabilities	890	199

Net deferred income tax assets	$15,152	$17,317

Due to the losses incurred prior to fiscal 2011, we were in a cumulative loss position for the three years preceding fiscal 2011which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While our long-term financial outlook remained positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence. As a result, we previously recorded a valuation allowance on certain of the deferred tax assets. In fiscal 2011, due to the gain recognized on the sale of our interest in IHFC, we were able to utilize net operating loss carryforwards and credits to significantly offset the taxable gain, resulting in a significant reduction of the valuation allowances. However, as the gain on the sale of IHFC did not represent a source of recurring future taxable income, we continued to record a valuation allowance against substantially all of our deferred tax assets as of November 26, 2011. Due to our positive earnings during fiscal 2012, and the absence of any significant negative evidence to the contrary, we concluded that we could rely on our positive long-term outlook and forecasts as to future taxable income in evaluating our ability to realize our deferred tax assets. Accordingly, the reserve against the majority of our deferred tax assets was removed in fiscal 2012, resulting in a credit to income of $18,704, or $1.70 and $1.69 per basic and diluted share, respectively, which is included in our net income tax benefit for that year. The remaining valuation allowance of $1,044 and $908 as of November 30, 2013 and November 24, 2012, respectively, is primarily related to state net operating loss carryforwards for which it is currently considered to be more likely than not that they will not be utilized prior to their expiration.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

The following table represents a summary of the valuation allowances against deferred tax assets:

	2013	2012	2011

Balance, beginning of the year	$908	$19,612	$36,806
Additions charged to expense	136	-	-
Deductions reducing expense	-	(18,704)	(17,464)
Additions recorded as a component of other comprehensive (income) loss	-	-	270
Balance, end of the year	$1,044	$908	$19,612

We have state net operating loss carryforwards available to offset future taxable state income of $29,211, which expire in varying amounts between 2014 and 2030. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

Net income taxes paid during 2013, 2012 and 2011 were $2,723, $2,010, and $3,651, respectively.

As of November 30, 2013, the gross amount of unrecognized tax benefits was approximately $1,497 exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $239 would benefit the effective tax rate. As of November 24, 2012, the gross amount of unrecognized tax benefits was approximately $1,228, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $175 would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

The following table summarizes the activity related to our gross unrecognized tax benefits:

	2013	2012
Balance, beginning of the year	$1,228	$1,502
Gross increases	401	10
Gross decreases, primarily due to the expiration of statutes	(132)	(284)

Balance, end of the year	$1,497	$1,228

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal 2013, 2012, and 2011, we recognized $(23), $(63), and $67 of interest expense (expense recovery) and $31, $57, and $46 of penalty expense recovery, respectively, related to the unrecognized benefits noted above in our consolidated statements of income. At November 30, 2013 and November 30, 2012, the consolidated balance sheets include accrued interest of $140 and $164, and penalties of $10 and $40, respectively, due to unrecognized tax benefits.

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

We remain subject to examination for tax years 2010 through 2012 for all of our major tax jurisdictions.

The IRS released the final and re-proposed tangible property regulations in September of 2013. While the regulations are now final, they are effective for tax years beginning on or after January 1, 2014, which for the Company will be fiscal 2015.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

12. Real Estate Notes Payable and Bank Credit Facility

The real estate notes payable and bank debt are summarized as follows:

	November 30, 2013	November 24, 2012
Real estate notes payable	$2,746	$3,294
Current portion of real estate notes payable	(279)	(241)
	$2,467	$3,053

Real Estate Notes Payable

Certain of our retail real estate properties have been financed through commercial mortgages with an interest rate of 6.73%. These mortgages are collateralized by the respective properties with net book values totaling approximately $6,262 and $6,397 at November 30, 2013 and November 24, 2012, respectively. The current portion of these mortgages, $279 and $241 as of November 30, 2013 and November 24, 2012, respectively, has been included in other accrued liabilities in the accompanying consolidated balance sheets. The long-term portion, $2,467 and $3,053 as of November 30, 2013 and November 24, 2012, respectively, is presented as real estate notes payable in the consolidated balance sheets. During fiscal 2011, we entered into Discounted Payoff Agreements (“DPOs”) with the lenders on three mortgages which were subsequently paid off during the year. Under the terms of these DPOs the remaining balance owed was reduced, resulting in a $1,305 gain on the settlement of these mortgages. This gain is included in other loss, net, in our consolidated statements of income.

The fair value of these mortgages was $2,684 and $3,309 at November 30, 2013 and November 24, 2012, respectively. In determining the fair value we utilized current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 7.

Maturities of real estate notes payable are as follows:

Fiscal 2014	$279
Fiscal 2015	299
Fiscal 2016	319
Fiscal 2017	341
Fiscal 2018	365
Thereafter	1,143
$2,746

Bank Credit Facility

On December 18, 2012, we entered into a new credit facility with our bank extending us a line of credit of up to $15,000. This credit facility is secured by our accounts receivable and inventory and contains certain covenants requiring us to maintain certain key financial ratios. We were in compliance with all covenants under the facility at November 30, 2013 and expect to remain in compliance for the foreseeable future.

At November 30, 2013 we had $1,366 outstanding under standby letters of credit, leaving availability under our credit line of $13,634.

Total interest paid, including bank and mortgage debt, during fiscal 2013, 2012 and 2011 was $244, $294 and $895, respectively.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

13. Post-Employment Benefit Obligations

Supplemental Retirement Income Plan

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. Upon retirement, the Supplemental Plan provides for lifetime monthly payments in an amount equal to 65% of the participant’s final average compensation as defined in the Supplemental Plan, which is reduced by certain social security benefits to be received and other benefits provided by us. The Supplemental Plan also provides a death benefit that is calculated as (a) prior to retirement death, which pays the beneficiary 50% of final average annual compensation for a period of 120 months, or (b) post-retirement death, which pays the beneficiary 200% of final average compensation in a single payment. We own life insurance policies on these executives with a current net death benefit of $3,316 at November 30, 2013 and we expect to substantially fund this death benefit through the proceeds received upon the death of the executive. Funding for the remaining cash flows is expected to be provided through operations. There are no benefits payable as a result of a termination of employment for any reason other than death or retirement, other than a change of control provision which provides for the immediate vesting and payment of the retirement benefit under the Supplemental Plan in the event of an employment termination resulting from a change of control.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

Summarized information for the plan measured as of the end of each year presented, is as follows:

	2013	2012
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$9,805	$9,326
Service cost	71	54
Interest cost	350	376
Actuarial losses	434	709
Benefits paid	(885)	(660)
Projected benefit obligation at end of year	$9,775	$9,805

Accumulated Benefit Obligation	$9,215	$9,342

Amounts recognized in the consolidated balance sheet:
Current liabilities	$810	$843
Noncurrent liabilities	8,965	8,962
	$9,775	$9,805
Amounts recognized in accumulated other comprehensive income:
Transition obligation	$212	$255
Actuarial loss	2,085	1,732
Net amount recognized	$2,297	$1,987

Total recognized in net periodic benefit cost and accumulated other comprehensive income:	$854	$1,139

	2013	2012	2011

Components of Net Periodic Pension Cost:
Service cost	$71	$54	$47
Interest cost	350	376	420
Amortization of transition obligation	42	42	42
Amortization of other loss	81	11	-

Net periodic pension cost	$544	$483	$509

Assumptions used to determine net periodic pension cost:
Discount rate	3.75%	4.25%	5.00%
Increase in future compensation levels	3.00%	3.00%	3.00%

Estimated Future Benefit Payments (with mortality):
Fiscal 2014	$810
Fiscal 2015	769
Fiscal 2016	727
Fiscal 2017	685
Fiscal 2018	645
Fiscal 2019 through 2023	3,233

Of the $2,297 recognized in accumulated other comprehensive income at November 30, 2013, $42 of net transition obligation and $123 of net loss are expected to be recognized as components of net periodic pension cost during fiscal 2014.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or benefits permitted. We recognized expense of $288, $312, and $332 in fiscal 2013, 2012, and 2011, respectively, associated with the plan. Our liability under this plan was $2,555 and $2,615 as of November 30, 2013 and November 24, 2012, respectively. The non-current portion of this obligation is included in post employment benefit obligations in our consolidated balance sheets, with the current portion included in accrued compensation and benefits.

Defined Contribution Plan

We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Employee contributions to the Plan are matched at the rate of 15% of up to 8% of gross pay, regardless of years of service. Expense for employer matching contributions was $340 and $175 during fiscal 2013 and 2012, respectively. During fiscal 2011, employer matching contributions remained suspended and no expense was incurred.

14. Capital Stock and Stock Compensation

We account for our stock-based employee and director compensation plans in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period) which we recognize on a straight-line basis. Compensation expense related to restricted stock and stock options included in selling, general and administrative expenses in our consolidated statements of income for fiscal 2013, 2012 and 2011 was as follows:

2013	2012	2011

$728	$636	$426

Stock Option Plans

In 1997, we adopted an Employee Stock Plan (the “1997 Plan”), and reserved for issuance 950,000 shares of common stock. An additional 500,000 shares of common stock were authorized for issuance in 2000. In addition, the terms of the 1997 Plan allow for the re-issuance of any stock options which have been forfeited before being exercised. Options granted under the 1997 Plan may be for such terms and exercised at such times as determined by the Organization, Compensation, and Nominating Committee of the Board of Directors. Vesting periods typically range from one to three years. There are no shares available for grant under the 1997 Plan at November 30, 2013, however up to 500,000 shares associated with outstanding grants under the 1997 may become available for grant under the 2010 Plan (see below).

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

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options using the simplified method, and forfeitures are estimated on the date of grant based on certain historical data. We utilize the simplified method to determine the expected life of our options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. During fiscal 2011, our Compensation Committee authorized the issuance of 91,000 stock options from the 2010 Plan to certain of our key employees. The stock options vest ratably over a four-year period and have 10-year contractual terms. The following table sets forth the weighted average fair value of options granted during 2011 and the weighted average assumptions used for such grants (there were no grants made in 2013 or 2012):

	2011
Weighted average fair value of options on grant date		$ 4.19
Expected life of options in years		6.25
Risk-free interest rate	2.19%	-	2.49%
Expected volatility		60.0%
Dividend yield	0.0%	-	1.5%

Changes in the outstanding options under our plans during the year ended November 30, 2013 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at November 24, 2012	785,100	$14.55
Granted	-	-
Exercised	(46,000)	7.10
Forfeited/Expired	(4,000)	4.38
Outstanding at November 30, 2013	735,100	15.08
Exercisable at November 30, 2013	648,600	$16.25

Changes in the non-vested options under our plans during the year ended November 30, 2013 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested options outstanding at November 24, 2012	154,250	$6.00
Granted	-	-
Vested	(63,750)	5.69
Forfeited/Expired	(4,000)	4.38
Non-vested options outstanding at November 30, 2013	86,500	6.31

Unrecognized compensation cost related to these non-vested options at November 30, 2013 is $218, expected to be recognized over approximately a one and one-half year period.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

Additional information regarding our outstanding stock options at November 30, 2013 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.23	-	$6.45	76,350	6.6	$4.38	35,350	$4.38
$6.45	-	$9.67	62,750	7.6	8.04	17,250	8.02
$9.68	-	$12.90	123,500	3.9	10.60	123,500	10.60
$12.91	-	$16.13	67,500	2.9	14.89	67,500	14.89
$16.14	-	$19.35	150,000	2.6	16.96	150,000	16.96
$19.36	-	$22.58	255,000	0.2	21.12	255,000	21.12
			735,100			648,600

Aggregate intrinsic value			$2,053			$1,235

Additional information regarding activity in our stock options during fiscal 2013, 2012 and 2011 is as follows:

	2013	2012	2011

Total intrinsic value of options exercised	$387	$530	$74
Total fair value of options vested	363	371	110
Total cash received from the exercise of options	413	536	81
Excess tax benefits recognized as additional paid-in capital upon the exercise of options	106	-	-

Changes in the outstanding non-vested restricted shares during the year ended November 30, 2013 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested restricted shares outstanding at November 24, 2012	138,782	$7.15
Granted	81,295	16.54
Vested and released	(52,184)	5.74
Forfeited	(2,000)	4.38
Non-vested restricted shares outstanding at November 30, 2013	165,893	12.23

During fiscal 2013, 52,184 restricted shares were vested and released, of which 41,000 shares had been granted to employees and 11,184 shares to directors. Of the shares released to employees, 11,550 shares were withheld by the Company to cover withholding taxes of $202. Excess tax benefits of $207 were recognized as additional paid-in capital upon the release of the vested shares. Activity related to the vesting and release of restricted shares prior to fiscal 2013 was not material.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

Additional information regarding our outstanding non-vested restricted shares at November 30, 2013 is as follows:

Grant Date	Restricted Shares Granted	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)

March 7, 2011	4,000	$8.15	0.3
July 13, 2011	79,200	$8.02	0.6
July 13, 2012	1,398	$11.69	1.6
April 1, 2013	11,295	$15.94	0.3
July 17, 2013	70,000	$16.64	4.6
	165,893

Unrecognized compensation cost related to these non-vested restricted shares at November 30, 2013 is $1,243, expected to be recognized over approximately a four and one-half year period.

Employee Stock Purchase Plan

In 2000, we adopted and implemented an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the ESPP we sold 38,206, 42,211 and 39,618 shares to employees in fiscal 2013, 2012 and 2011, respectively, which resulted in an immaterial amount of compensation expense.

15. Restructuring, asset impairment, and other charges

The following table summarizes the restructuring, asset impairment charges and other unusual items by year:

	2013	2012	2011
Restructuring and asset impairment charges:
Asset impairment charges related to Company-owned retail store closures	$-	$123	$1,156
Asset impairment charges & demolition costs associated with closed plants	-	588	1,312
Other	-	-	32
Total restructuring and asset impairment charges	$-	$711	$2,500

Lease exit costs
Lease exit costs related to Company-owned retail store closures	$-	$228	$1,221
Charge for modification of existing Company-owned retail store lease	-	-	1,500
Changes in estimates related to previously closed Company-owned retail stores	-	131	1,007
Total lease exit costs	$-	$359	$3,728
Licensee debt cancellation charges	$-	$-	$6,447

Total charges related to restructuring, asset impairment, lease exit costs and debt cancellation included in loss from operations	$-	$1,070	$12,675

Total restructuring and asset impairment charges by segment are as follows:

	2013	2012	2011
Wholesale	$-	$719	$8,653
Retail	-	351	4,022
	$-	$1,070	$12,675

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

The following table summarizes the activity related to our accrued lease exit costs:

	2013	2012

Balance, beginning of the year	$2,614	$4,357
Provisions associated with corporate store and retail office closures	-	228
Provisions made to adjust previous estimates	(176)	111
Payments on unexpired leases	(1,610)	(2,232)
Accretion of interest on obligations	79	150

Balance, end of the year	$907	$2,614

Current portion included in other accrued liabilities	$474	$1,609
Long-term portion included in other long-term liabilities	433	1,005
	$907	$2,614

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

Fiscal 2011

Restructuring and Asset Impairment Charges

During fiscal 2011, we recorded asset impairment charges of $2,500. These charges included costs of $318 for the demolition of a previously closed facility in Bassett, Virginia, and $32 associated with the relocation of our retail store in Manchester, Missouri. We also incurred non-cash charges which included $966 for the write-off of leasehold improvements related to the closure of six retail locations in Albuquerque, New Mexico; Bear, Delaware; Bel Air, Maryland; Carol Stream, Illinois; Frederick, Maryland; and Spanish Fort, Alabama; $566 for the additional write-down of a previously closed manufacturing facility in Mt. Airy, North Carolina; $428 for the additional write-down of the previously closed manufacturing facility in Bassett, Virginia; and $190 for the write-off of leasehold improvements and other assets associated with the relocation of our retail store in Manchester, Missouri. Total non-cash impairment charges described above for the year ended November 26, 2011 were $2,150. The write-downs of the previously closed manufacturing facilities are based on our estimates of their fair values. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 7.

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

Licensee Debt Cancellation Charges

During fiscal 2011, we gained significant liquidity as a result of the sale of our investment in IHFC (see Note 10). This liquidity event enabled us to become more opportunistic in managing our relationships with our licensees and therefore accelerate certain licensees’ ability to rebuild their businesses after several years of extremely difficult industry conditions. As such, during fiscal 2011, we cancelled certain debts of what we consider to be key licensees in select markets. While the debts cancelled were considered to be collectible over time, we believe that, rather than requiring repayment of these obligations, we will realize a greater long-term benefit by the cancellation of these debts. In exchange for relieving the debts of these licensees and thus strengthening their respective financial positions, we believe these licensees will be in a much better position to reinvest in all aspects of their store operations (new product offerings, personnel, advertising, building appeal, etc.) which will ultimately lead to increased sales and profitability of the Bassett brand. As a result of this debt cancellation, we incurred a charge for fiscal 2011 of $6,447.

In addition to the charges discussed above affecting loss from operations, during fiscal 2013 other income (loss), net includes a non-cash charge of $416 for impairment of our real estate investment property in Henderson, Nevada which was held for sale at November 30, 2013. The sale of this property was closed on December 26, 2013. During fiscal 2011, other income (loss), net includes non-cash charges of $4,790 for asset impairments and lease termination costs associated with our retail real estate investments, including: asset impairment charges of $2,106 to write down idle retail locations in Henderson, Nevada and Chesterfield, Virginia to appraised values; $1,847 to write off certain tenant improvements deemed to be unrecoverable; $661 related to lease termination costs for a closed licensee store; and $176 related to adjustments of previous estimates. The write-downs of the retail assets are based on our estimates of their fair values. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 7.

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

See also Note 8 regarding claims which could possibly result in the return of all or a portion of our share of the CDSOA final distribution.

Notes to Consolidated Financial Statements - Continued

17. Leases and Lease Guarantees

Leases

We lease land and buildings under operating leases that are used in the operation of our Company-owned retail stores as well as in the operation of independent licensee BHF stores. Our decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof. Some store leases contain contingent rental provisions based upon sales volume. Additionally, we lease showroom space from IMC (and from its predecessor, IHFC), which is priced at what we believe to be a market rate. Lease terms range from one to 15 years and generally have renewal options of between five and 15 years. The following schedule shows future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year as of November 30, 2013:

Fiscal 2014	$18,053
Fiscal 2015	16,077
Fiscal 2016	13,089
Fiscal 2017	10,708
Fiscal 2018	8,823
Thereafter	29,671
$96,421

Lease expense was $18,403, $17,123 and $16,406 for 2013, 2012, and 2011, respectively.

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

Fiscal 2014	$3,034
Fiscal 2015	2,465
Fiscal 2016	1,341
Fiscal 2017	960
Fiscal 2018	726
Thereafter	81
$8,607

Real estate rental income (loss), net of expense (including lease costs, depreciation, insurance, and taxes), related to licensee stores and other investment real estate, was $(594), $(468) and $285 in 2013, 2012 and 2011, respectively, and is reflected in other expense, net in the accompanying consolidated statements of income.

Guarantees

As part of the strategy for our store program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $3,698 and $2,007 at November 30, 2013 and November 24, 2012, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations, net of reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at November 30, 2013 and November 24, 2012, were not material.

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

18. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2013	2012	2011
Numerator:
Net income	$5,096	$26,713	$55,342

Denominator:
Denominator for basic income per share - weighted average shares	10,721,652	10,992,017	11,437,291
Effect of dilutive securities	150,897	103,394	106,879
Denominator for diluted income per share — weighted average shares and assumed conversions	10,872,549	11,095,411	11,544,170

Basic income per share:
Net income per share — basic	$0.48	$2.43	$4.84

Diluted income per share:
Net income per share — diluted	$0.47	$2.41	$4.79

For fiscal 2013, 2012 and 2011, the following potentially dilutive shares were excluded from the computations as there effect was anti-dilutive:

	2013	2012	2011
Stock options	472,500	622,500	924,464
Unvested restricted shares	81,295	12,582	94,960

Total anti-dilutive securities	553,795	635,082	1,019,424

19. Segment Information

We have strategically aligned our business into three reportable segments as defined in ASC 280, Segment Reporting, and as described below:

●

Wholesale. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (Company-owned and licensee-owned stores retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both Company- and licensee-owned stores.

●

Retail – Company-owned Stores. Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities (including real estate) and capital expenditures directly related to these stores.

●

Investments and Real Estate. Our investments and real estate segment consists of our short-term investments, our holdings of real estate leased or previously leased as licensee stores, and our equity investment in Zenith. We also hold an investment in Fortress, which we fully reserved during the first quarter of 2012. Although this segment does not have operating earnings, income or loss from the segment is included in other income (loss), net, in our consolidated statements of income. During fiscal 2011, other income included the gain on the sale of our equity interest in IHFC as well as our equity in the income of IHFC for fiscal 2011 through the date of the sale. See Note 10 for further discussion of IHFC.

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

The following table presents segment information for each of the last three fiscal years:

	2013	2012	2011
Net Sales
Wholesale	$215,451	$185,187	$177,372
Retail	199,380	171,633	147,961
Inter-company elimination	(93,545)	(87,148)	(72,125)
Consolidated	$321,286	$269,672	$253,208

Income (loss) from Operations
Wholesale	$10,883	$7,500	$(4,394)
Retail	(1,452)	(2,067)	(4,495)
Inter-company elimination	574	717	942
Restructuring and asset impairment charges
Wholesale	-	(588)	(1,311)
Retail	-	(123)	(1,189)
Licensee debt cancellation charges	-	-	(6,447)
Lease exit costs	-	(359)	(3,728)
Consolidated income (loss) from operations	$10,005	$5,080	$(20,622)

Depreciation and Amortization
Wholesale	$1,342	$1,171	$1,246
Retail	4,372	3,760	3,421
Investments and real estate	484	542	847
Consolidated	$6,198	$5,473	$5,514

Capital Expenditures
Wholesale	$3,839	$3,092	$690
Retail	10,846	5,898	3,478
Investments and real estate	-	10	-
Consolidated	$14,685	$9,000	$4,168

Identifiable Assets
Wholesale	$109,958	$145,861	$142,361
Retail	77,331	68,583	60,811
Investments and real estate	38,560	12,736	20,002
Consolidated	$225,849	$227,180	$223,174

A breakdown of wholesale sales by product category for each of the last three fiscal years is provided below:

	2013	2012	2000

Wood	41%	43%	44%
Upholstery	59%	57%	56%
	100%	100%	100%

Notes to Consolidated Financial Statements - Continued

(In thousands, except share and per share data)

20. Quarterly Results of Operations (unaudited)

	2013
	First Quarter (1)	Second Quarter	Third Quarter (2)	Fourth Quarter (3)

Net sales	$79,849	$81,223	$77,152	$83,062
Gross profit	41,360	41,826	38,723	44,085
Net income	980	1,953	556	1,607
Basic earnings per share	0.09	0.18	0.05	0.15
Diluted earnings per share	0.09	0.18	0.05	0.15

	2012
	First Quarter (4)	Second Quarter (5)	Third Quarter (6)	Fourth Quarter (7)

Net sales	$60,968	$67,454	$64,438	$76,812
Gross profit	31,671	35,661	33,818	40,172
Net income (loss)	(596)	8,042	2,371	16,896
Basic earnings (loss) per share	(0.05)	0.72	0.22	1.57
Diluted earnings (loss) per share	(0.05)	0.71	0.21	1.55

The first quarter of fiscal 2013 includes 14 weeks. All other quarters presented above for fiscal 2013 and 2012 consist of 13 week fiscal periods.

(1)   The first quarter of fiscal 2013 included 14 weeks as compared with 13 weeks for the first quarter of 2012. On an average weekly basis, net sales for the first quarter of fiscal 2013 were $5,704 per week as compared with $4,690 per week for the first quarter of fiscal 2012.

(2)   Includes $221 of tax benefit from the expiration of the statute of limitations on certain previously unrecognized tax benefits – see Note 11 for further information.

(3)   Includes $416 charge for impairment related to our investment property located in Henderson, Nevada. See Note 15 for further details

(4)   Includes restructuring and asset impairment charges of $236 and lease exit costs of $228 – see Note 15 for further details. Also includes $806 charge for other than temporary impairment to our investment in Fortress – see Note 7 for further details.

(5)   Includes $9,010 of income from the final CDSOA distribution – see Note 8 for further details. Also includes restructuring and asset impairment charges of $475 and lease exit costs of $131 – see Note 15 for further details. Also includes $1,592 of tax benefit from partial release of deferred tax asset valuation reserves – see Note 11 for further information.

(6)   Includes $1,205 of tax benefit from partial release of deferred tax asset valuation reserves – see Note 11 for further information.

(7)   Includes $15,907 of tax benefit from release of deferred tax asset valuation reserves – see Note 11 for further information.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2013 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2013, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Bassett Furniture Industries, Incorporated and Subsidiaries

We have audited Bassett Furniture Industries, Incorporated and Subsidiaries’ internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Bassett Furniture Industries, Incorporated and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bassett Furniture Industries, Incorporated and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bassett Furniture Industries, Incorporated and Subsidiaries as of November 30, 2013 and November 24, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended November 30, 2013 of Bassett Furniture Industries, Incorporated and Subsidiaries and our report dated January 22, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

January 22, 2014

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information to be contained in the Proxy Statement under the captions “Board and Board Committee Information” and “Other Transactions” is incorporated herein by reference thereto.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be contained in the Proxy Statement under the caption “Audit and Other Fees” is incorporated herein by reference thereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)

(a)Bassett Furniture Industries, Incorporated and Subsidiaries Audited Consolidated Financial Statements for the years ended November 30, 2013, November 24, 2012 and November 26, 2011.

(b)International Home Furnishings Center, Inc. and Subsidiaries Unaudited Consolidated Financial Statements for the

     period from November 1, 2010 through May 2, 2011.

	(2)	Financial Statement Schedule:

Schedule II- Analysis of Valuation and Qualifying Accounts for the years ended November 30, 2013, November 24, 2012 and November 26, 2011

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

		*10A.	Bassett 1993 Long Term Incentive Stock Option Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no.33-52405) filed on February 25, 1994.

		*10B.	Bassett Executive Deferred Compensation Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		*10C.	Bassett Supplemental Retirement Income Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		*10E.	Bassett 1997 Employee Stock Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no. 333-60327) filed on July 31, 1998.

		*10F.	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Plan is incorporated herein by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on January 28, 2005.

		*10G.	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Form Grant Letter for Restricted Stock Award is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		*10H.	Bassett Furniture Directors Compensation is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		*10I.	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Stock Option Award Agreement is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		*10J.	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Grant Letter for Restricted Stock Award is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		*10K.	Bassett Furniture Industries, Inc. 2010 Stock Incentive Plan is incorporated herein by reference to Form 8-K filed on April 14, 2010.

		*10L.	Form of Performance Share Award Agreement, Restricted Stock Award Agreement and Stock Option Award Agreement under the Bassett Furniture Industries, Inc. 2010 Stock Incentive Plan

		21.	List of subsidiaries of the Registrant

		23A.	Consent of Independent Registered Public Accounting Firm

31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.

The following financial statements from the Company's Annual Report on Form 10-K for the year ended November 24, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of cash flows, (iv) consolidated statements of stockholders’ equity, and (v) the notes to the consolidated financial statements, tagged as blocks of text.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

____________________________________

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

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ Robert H. Spilman, Jr.	Date: January 22, 2014
Robert H. Spilman, Jr. President and Chief Executive Officer Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul Fulton	Date: January 22, 2014
Paul Fulton Chairman of the Board of Directors

By:	/s/ Peter W. Brown	Date: January 22, 2014
Peter W. Brown Director

By:	/s/ Kristina K. Cashman	Date: January 22, 2014
Kristina K. Cashman Director

By:	/s/ Howard H. Haworth	Date: January 22, 2014
Howard H. Haworth Director

By:	/s/ George W. Henderson, III	Date: January 22, 2014
George W. Henderson, III Director

By:	/s/ J. Walter McDowell	Date: January 22, 2014
J. Walter McDowell
Director

By:	/s/ Dale C. Pond	Date: January 22, 2014
Dale C. Pond Director

By:	/s/ William C. Wampler, Jr.	Date: January 22, 2014
William C. Wampler, Jr. Director

By:	/s/ William C. Warden, Jr.	Date: January 22, 2014
William C. Warden, Jr. Director

By:	/s/ J. Michael Daniel	Date: January 22, 2014
J. Michael Daniel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Interim Period Ending May 2, 2011 (Unaudited)

(Unaudited)
OPERATING REVENUES
Rental income	17,762,772
Other revenues	2,192,431

TOTAL OPERATING REVENUES	19,955,203

OPERATING EXPENSES
Compensation and benefits	4,233,992
Market and promotional	897,614
Maintenance and building costs	634,347
Depreciation expense	1,776,570
Rent	90,934
Property taxes and insurance	1,832,036
Utilities	1,008,071
Other operating costs	996,112

TOTAL OPERATING EXPENSES	11,469,676

INCOME FROM OPERATIONS	8,485,527

NONOPERATING INCOME (EXPENSE)
Interest income	19,295
Interest expense	(2,457,372)

TOTAL NONOPERATING EXPENSES	(2,438,077)

INCOME BEFORE INCOME TAXES	6,047,450

PROVISION FOR INCOME TAXES	2,577,291

NET INCOME	$3,470,159

BASIC EARNINGS PER COMMON SHARE	$7.21

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	481,628

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIIDIARIES
CONSOLIDATED BALANCE SHEETS
Interim Period Ending May 2, 2011 (Unaudited)

(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,567,952.00
Restricted cash	4,685,763
Receivables
Trade (net of allowance for doubtful accounts of $701,500)	12,521,935
Deferred rent income receivable-current portion	463,000
Deferred income tax asset	1,198,000
Prepaid income taxes
Prepaid expenses	285,618
TOTAL CURRENT ASSETS	23,722,268

PROPERTY AND EQUIPMENT, at cost
Land and land improvements	3,635,878
Buildings, exclusive of theater complex	100,179,676
Furniture and equipment	3,560,212
Construction-in-progress	-
107,375,766
Accumulated depreciation	(70,916,732)
36,459,034

OTHER ASSETS
Prepaid rent	459,861
Deferred rent receivable non-current net of allowance for doubtful accounts of $175,000	4,995,974
Deferred financing costs, net of accumulated amortization of $76,217	649,938
6,105,773

TOTAL ASSETS	66,287,075
LIABILITIES LESS STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Current portion of long-term debt	1,602,212
Accounts payable, trade	732,952
Accrued property taxes	1,266,713
Other accrued expenses	546,158
Rents received in advance
Deferred rental income	16,847,436
Income taxes payable	417,195
TOTAL CURRENT LIABILITIES	21,412,666

LONG-TERM LIABILITIES
Long-term debt	100,677,783
Deferred income tax liability	1,034,000
101,711,783
STOCKHOLDERS’ DEFICIT

Paid in Capital	2,557,410
Accumulated deficit	(59,394,784)
Accumulated other comprehensive loss	-
(56,837,374)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$66,287,075

Common stock, $5 par value, 1,000,000 shares authorized, 481,628 shares issued in 2011

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Interim Period Ending May 2, 2011 (Unaudited)

(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,470,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,845,038
Provision for losses (recoveries) on accounts receivable	74,000
(Gain) Loss on disposal of assets	27,309
Supplemental retirement benefits expense	797,047
Deferred income taxes	796,000
Change in assets and liabilities
(Increase) decrease in trade and interest receivables	(10,691,773)
(Increase in deferred rent income receivable	(523,255)
Decrease (increase) in prepaid income taxes
(Increase) decrease in prepaid expenses	262,151
Increase (decrease) in accounts payable and accrued expenses	(1,631,038)
(Decrease) in rents received in advance	(1,230,203)
Increase (decrease) in deferred rent income	12,778,897
Increase (decrease) in income taxes payable	(1,668,805)
Increase (decrease) in supplemental retirement benefits	(3,885,064)

NET CASH PROVIDED BY OPERATING ACTIVITIES	420,463

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in restricted cash	1,032,441
Purchase and construction of property and equipment	(363,436)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	669,005

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(786,313)
Purchase of common stock for retirement	(328,291)
Dividends paid	(8,000,000)

NET CASH USED BY FINANCING ACTIVITIES	(9,114,604)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,025,136)

CASH AND CASH EQUIVALENTS, BEGINNING	12,593,088

CASH AND CASH EQUIVALENTS, ENDING	$4,567,952

SUPPLEMENTAL DISCLOSURES OF CASH FLOWINFORMATION
Cash paid during the year for:
Income taxes	$3,707,524
Interest, net of amount capitalized	$1,976,912

See accompanying notes.

INTERNATIONAL HOME FURNISHINGS CENTER, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Interim Period Ended May 2, 2011 (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-In	Accumulated	Comprehensive
	Stock	Capital	Deficit	Loss	Total
BALANCE (DEFICIT), OCTOBER 31, 2010	$2,408,140	$154,592	$(54,541,974)	$(242,613)	$(52,221,855)

Dividends paid ($8.305 per common share)			(8,000,000)		(8,000,000)

Purchase of common stock for retirement		(5,322)	(322,969)		(328,291)

Reclass common stock to paid in capital	(2,408,140)	2,408,140

Comprehensive income			3,740,159		3,470,159
Net income
Other comprehensive income:
Net change in supplemental retirement	-	-	-	242,613	242,613

Total comprehensive income	-	-	-	-	3,712,772

BALANCE (DEFICIT), May 2, 2011	$-	$2,557,410	$(59,124,784)	$-	$(56,837,374)

See accompanying notes.

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

Selling price	$275.0

Mortgage balance including accrued interest	$102.2
General indemnity escrow	10.0
Tax escrow	5.0
Dividend received in lieu of sale proceeds	8.0
Other adjustments (net)	0.40
Total adjustments	$125.6
Distributable proceeds at close	$149.4

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

Bassett Furniture Industries, Incorporated

Schedule II

Analysis of Valuation and Qualifying Accounts
For the Years Ended November 30, 2013, November 24, 2012 and November 26, 2011
(amounts in thousands)

	Balance Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Other		Balance End of Period
For the Year Ended November 26, 2011:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$7,366	$8,778	$(14,052)	$-		$2,092

Notes receivable valuation reserves	$6,748	$4,684	$(7,292)	$-		$4,140

Lease/Loan guarantee reserves	$2,304	$1,282	$(3,078)	$-		$508

Lease exit costs	$2,847	$5,058	$(3,548)	$-		$4,357

Income tax valuation allowance	$36,806	$-	$(17,464)	$270	(2)	$19,612

For the Year Ended November 24, 2012:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$2,092	$377	$(680)	$-		$1,789

Notes receivable valuation reserves	$4,140	$(1)	$-	$-		$4,139

Lease/Loan guarantee reserves	$508	$(41)	$(120)	$-		$347

Lease exit costs	$4,357	$489	$(2,232)	$-		$2,614

Income tax valuation allowance	$19,612	$-	$(18,704)	$-	(3)	$908

For the Year Ended November 30, 2013:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$1,789	$361	$(543)	$-		$1,607

Notes receivable valuation reserves	$4,139	$-	$-	$-		$4,139

Lease/Loan guarantee reserves	$347	$40	$(212)	$-		$175

Lease exit costs	$2,614	$(97)	$(1,610)	$-		$907

Income tax valuation allowance	$908	$136	$-	$-		$1,044

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