Form 10-Q
period 2014-03-01
BASSETT FURNITURE INDUSTRIES INC
filed 2014-04-03
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __ X__No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _ X_ No ______

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer _______	Accelerated Filer X	Non-accelerated Filer	Smaller Reporting Company _______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X __

At March 21, 2014, 10,844,633 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 30

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE PERIODS ENDED MARCH 1, 2014 AND MARCH 2, 2013 – UNAUDITED

(In thousands except per share data)

	Quarter Ended

	March 1, 2014	March 2, 2013
Net sales	$75,647	$79,849
Cost of sales	35,394	38,489
Gross profit	40,253	41,360

Selling, general and administrative expenses excluding new store pre-opening costs	38,580	38,834
New store pre-opening costs	587	162
Income from operations	1,086	2,364

Other income (loss), net	285	(668)
Income before income taxes	1,371	1,696

Income tax expense	528	716
Net income	$843	$980

Retained earnings-beginning of period	104,526	104,319
Cash dividends	(656)	(542)
Retained earnings-end of period	$104,713	$104,757

Basic earnings per share	$0.08	$0.09

Diluted earnings per share	$0.08	$0.09

Dividends per share	$0.06	$0.05

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 30

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED MARCH 1, 2014 AND MARCH 2, 2013 – UNAUDITED

(In thousands)

	Quarter Ended

	March 1, 2014	March 2, 2013

Net income	$843	$980
Other comprehensive income:
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	41	31
Income taxes related to SERP	(16)	(12)

Other comprehensive income, net of tax	25	19

Total comprehensive income	$868	$999

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 30

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 1, 2014 AND NOVEMBER 30, 2013

(In thousands)

	(Unaudited)
	March 1, 2014	November 30, 2013
Assets
Current assets
Cash and cash equivalents	$14,526	$12,733
Short-term investments	23,125	28,125
Accounts receivable, net	14,598	16,080
Inventories	53,845	53,069
Deferred income taxes	4,449	4,418
Other current assets	11,280	11,949
Total current assets	121,823	126,374

Property and equipment, net	69,297	64,271

Retail real estate	10,325	10,435
Deferred income taxes	10,691	10,734
Other	13,901	14,035
Total long-term assets	34,917	35,204
Total assets	$226,037	$225,849

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,638	$19,892
Accrued compensation and benefits	6,973	6,503
Customer deposits	19,110	16,214
Dividends payable	-	2,172
Other accrued liabilities	7,022	6,660
Total current liabilities	51,743	51,441

Long-term liabilities
Post employment benefit obligations	10,732	11,146
Real estate notes payable	2,394	2,467
Other long-term liabilities	3,489	3,386
Total long-term liabilities	16,615	16,999

Stockholders’ equity
Common stock	54,225	54,297
Retained earnings	104,713	104,526
Additional paid-in capital	129	-
Accumulated other comprehensive loss	(1,388)	(1,414)
Total stockholders' equity	157,679	157,409
Total liabilities and stockholders’ equity	$226,037	$225,849

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 30

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MARCH 1, 2014 AND MARCH 2, 2013 – UNAUDITED

(In thousands)

	Quarter Ended
	March 1, 2014	March 2, 2013
Operating activities:
Net income	$843	$980
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,692	1,434
Equity in undistributed income of investments and unconsolidated affiliated companies	(65)	(114)
Deferred income taxes	12	171
Other, net	(699)	(102)
Changes in operating assets and liabilities:
Accounts receivable	1,450	860
Inventories	(776)	109
Other current assets	14	(1,120)
Customer deposits	2,896	3,702
Accounts payable and accrued liabilities	(29)	(3,952)
Net cash provided by operating activities	5,338	1,968

Investing activities:
Purchases of property and equipment	(6,899)	(2,621)
Proceeds from sales of property and equipment	1,407	955
Proceeds from sale of interest in affiliate	-	2,348
Proceeds from maturity of short-term investments	5,000	-
Other	48	2
Net cash provided by (used in) investing activities	(444)	684

Financing activities:
Cash dividends	(2,828)	(1,084)
Issuance of common stock	82	320
Repurchases of common stock	(287)	(236)
Repayments of real estate notes payable	(68)	(59)
Net cash used in financing activities	(3,101)	(1,059)
Change in cash and cash equivalents	1,793	1,593
Cash and cash equivalents - beginning of period	12,733	45,566
Cash and cash equivalents - end of period	$14,526	$47,159

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 1, 2014

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

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The prior fiscal year ending November 30, 2013 was a 53-week year, with the additional week being included in the first fiscal quarter. Accordingly, the information presented below includes 13 weeks of operations for the quarter ended March 1, 2014 as compared with 14 weeks included in the quarter ended March 2, 2013.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three months ended March 1, 2014 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 30, 2013.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rates for the quarters ended March 1, 2014 and March 2, 2013 differ from the federal statutory rate primarily due to the effects of state income taxes and permanent differences resulting from non-deductible expenses.

3. Accounts Receivable

Accounts receivable consists of the following:

	March 1, 2014	November 30, 2013
Gross accounts receivable	$16,149	$17,687
Allowance for doubtful accounts	(1,551)	(1,607)
Accounts receivable, net	$14,598	$16,080

At March 1, 2014 and November 30, 2013 approximately 52% and 50%, respectively, of gross accounts receivable, and approximately 66% and 64%, respectively, of the allowance for doubtful accounts were attributable to amounts owed to us by our licensees. Our remaining receivables are primarily due from national account customers and traditional distribution channel customers.

7 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 1, 2014

(Dollars in thousands except share and per share data)

Activity in the allowance for doubtful accounts was as follows:

2014

Balance at November 30, 2013	$1,607
Additions charged to expense	32
Write-offs and other deductions	(88)
Balance at March 1, 2014	$1,551

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

Inventories were comprised of the following:

	March 1, 2014	November 30, 2013
Wholesale finished goods	$27,665	$28,450
Work in process	333	277
Raw materials and supplies	8,155	8,029
Retail merchandise	26,531	25,167
Total inventories on first-in, first-out method	62,684	61,923
LIFO adjustment	(7,488)	(7,561)
Reserve for excess and obsolete inventory	(1,351)	(1,293)
	$53,845	$53,069

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

8 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 1, 2014

(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 30, 2013	$1,001	$292	$1,293
Additions charged to expense	407	93	500
Write-offs	(389)	(53)	(442)
Balance at March 1, 2014	$1,019	$332	$1,351

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2014 and do not anticipate that our methodology is likely to change in the future.

5. Unconsolidated Affiliated Companies

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers. We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business. In addition, Zenith provides home delivery services for several of our Company-owned retail stores. Our investment in Zenith was $7,318 and $7,254 at March 1, 2014 and November 30, 2013, respectively. At March 1, 2014 and November 30, 2013, we owed Zenith $2,025 and $2,580, respectively, for services rendered to us. We believe the transactions with Zenith are at current market rates. We recorded the following income from Zenith in other income (loss), net, in our condensed consolidated statements of income:

	Quarter Ended
	March 1, 2014	March 2, 2013
Earnings recognized	$65	$114

In connection with the sale of our interest in IHFC on May 2, 2011, $2,348 remained held in escrow at both March 1, 2014 and November 30, 2013, representing the second half of the amount originally placed in escrow to indemnify the purchaser with respect to various contingencies. The first half of this escrow was released to us during the first quarter of fiscal 2013, with the remainder, provided it is not used for contingencies, being due for release to us during 2014 following the third anniversary of the sale. The escrow receivable from the sale of IHFC is included in other current assets in our condensed consolidated balance sheets.

9 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 1, 2014

(Dollars in thousands except share and per share data)

6. Real Estate Notes Payable and Bank Credit Facility

Real Estate Notes Payable

The real estate notes payable are summarized as follows:

	March 1, 2014	November 30, 2013
Real estate notes payable	$2,678	$2,746
Less:
Current portion of real estate notes payable	(284)	(279)
	$2,394	$2,467

Certain of our retail real estate properties have been financed through commercial mortgages with interest rates of 6.73%. These mortgages are collateralized by the respective properties with net book values totaling approximately $6,228 and $6,262 at March 1, 2014 and November 30, 2013, respectively. The portion of these mortgages due within one year, $284 and $279 as of March 1, 2014 and November 30, 2013, respectively, is included in other current liabilities in the accompanying condensed consolidated balance sheets. The long-term portion, $2,394 and $2,467 as of March 1, 2014 and November 30, 2013, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets.

The fair value of these mortgages was $2,616 and $2,684 at March 1, 2014 and November 30, 2013, respectively. In determining the fair value, we utilized current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 10.

Bank Credit Facility

Our credit facility with our bank provides for a line of credit of up to $15,000 and is secured by our accounts receivable and inventory. The facility contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future.

At March 1, 2014, we had $1,366 outstanding under standby letters of credit, leaving availability under our credit line of $13,634.

7. Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

During fiscal 2012, the U.S. Customs and Border Protection (“Customs”) made a distribution to us of $9,010 representing our share of the final distribution of duties that have been withheld by Customs under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). We have received annual distributions in past years under the CDSOA as a result of our support of an antidumping petition on imports of wooden bedroom furniture from China. Certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the United States Court of International Trade challenging the CDSOA's “support requirement” and seeking to share in the distributions. As a result, Customs held back a portion of those distributions (“the Holdback”) pending resolution of the Non-Supporting Producers' claims. The Court of International Trade dismissed all of the actions of the Non-Supporting Producers, who appealed to the United States Court of Appeals for the Federal Circuit (“the Court of Appeals”). The Court of Appeals denied the Non-Supporting Producers’ request for an injunction to block the final distribution of the Holdback and allowed Customs to distribute the funds in April of 2012. The Court of Appeals held oral arguments on March 8, 2013 concerning the appeals, and on August 19, 2013 a three-judge panel ruled against the appellants in a two-to-one decision. The Non-Supporting Producers’ request for an en banc rehearing by the full Court of Appeals was denied. The Non-Supporting Producers have until April 4, 2014 to file a petition for a writ of certiorari with the U.S. Supreme Court. If the Supreme Court were to accept such petitions for certiorari review and thereafter to reverse the decisions of the Federal Circuit and determine that the Non-Supporting Producers were entitled to CDSOA distributions, it is possible that Customs may seek to have us return all or a portion of our share of the distribution. However, we believe that the chance Customs will seek and be entitled to obtain a return is remote.

10 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 1, 2014

(Dollars in thousands except share and per share data)

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores. We had obligations of $100,947 and $96,421 at March 1, 2014 and November 30, 2013, respectively, for future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year.

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $3,578 and $3,698 at March 1, 2014 and November 30, 2013, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at March 1, 2014 and November 30, 2013 was not material.

8. Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for this plan was $9,516 and $9,775 as of March 1, 2014 and November 30, 2013, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	March 1, 2014	November 30, 2013
Accrued compensation and benefits	$810	$810
Post employment benefit obligations	8,706	8,965

Total pension liability	$9,516	$9,775

11 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 1, 2014

(Dollars in thousands except share and per share data)

Components of net periodic pension costs are as follows:

	Quarter Ended
	March 1, 2014	March 2, 2013
Service cost	$20	$18
Interest cost	93	87
Amortization of transition obligation	11	11
Amortization of loss	30	20

Net periodic pension cost	$154	$136

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $72 for each of the quarters ended March 1, 2014 and March 2, 2013. Our liability under this plan was $2,549 and $2,555 as of March 1, 2014 and November 30, 2013, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	March 1, 2014	November 30, 2013
Accrued compensation and benefits	$523	$373
Post employment benefit obligations	2,026	2,182

Total pension liability	$2,549	$2,555

9. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended March 1, 2014:

Basic earnings per share	$843	10,691,646	$0.08
Add effect of dilutive securities:
Options and restricted shares	-	151,157	-
Diluted earnings per share	$843	10,842,803	$0.08

For the quarter ended March 2, 2013:

Basic earnings per share	$980	10,698,626	$0.09
Add effect of dilutive securities:
Options and restricted shares	-	157,259	-
Diluted earnings per share	$980	10,855,885	$0.09

12 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 1, 2014

(Dollars in thousands except share and per share data)

For the three months ended March 1, 2014 and March 2, 2013, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended
	March 1, 2014	March 2, 2013
Stock options	207,500	472,500
Unvested performance shares	54,000	-

Total anti-dilutive securities	261,500	472,500

10. Financial Instruments and Fair Value Measurements

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

Investments

Our short-term investments of $23,125 and $28,125 at March 1, 2014 and November 30, 2013, respectfully, consisted of certificates of deposit (CDs) with original terms generally ranging from six to twelve months, bearing interest at rates ranging from 0.12% to 1.00%. At March 1, 2014, the weighted average remaining time to maturity of the CDs was approximately four months and the weighted average yield of the CDs was approximately 0.252%. Each CD is placed with a Federally insured financial institution and all deposits are within Federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at March 1, 2014 and November 30, 2013 approximates their fair value.

We hold an investment in the Fortress Value Recovery Fund I, LLC (“Fortress”). Due to significant declines in net asset values during the first quarter of fiscal 2012, the highly illiquid nature of the investment, and the high degree of uncertainty regarding our ability to recover our investment in the foreseeable future, we fully impaired the carrying amount of this investment during the year ended November 24, 2012. During the quarter ended March 1, 2014, we recognized a $140 gain resulting from the partial liquidation of Fortress which is included in other income, net in our consolidated statement of income. The timing and amount of future receipts, if any, from the liquidation of Fortress, remain uncertain, and will be recognized as gains in other income if and when notification of a distribution is received.

13 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 1, 2014

(Dollars in thousands except share and per share data)

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

We believe that the carrying amounts of our current assets and current liabilities approximate fair value due to the short-term nature of these items. The recurring estimate of the fair value of our mortgages payable for disclosure purposes (see Note 6) involves Level 3 inputs.

11. Accrued Lease Exit Costs

The following table summarizes the activity related to our accrued lease exit costs:

Balance at November 30, 2013	$907

Payments on unexpired leases	(264)
Accretion of interest on obligations and other	15

Balance at March 1, 2014	$658

Current portion included in other accrued liabilities	$260
Long-term portion included in other long-term liabilities	398
$658

12. Recent Accounting Pronouncements

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

14 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 1, 2014

(Dollars in thousands except share and per share data)

13. Segment Information

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

●

Investments and real estate. Our investments and real estate segment consists of our short-term investments, our holdings of real estate leased or previously leased as licensee stores, and our equity investment in Zenith. We also hold an investment in Fortress, which we fully reserved during fiscal 2012. Although this segment does not have operating earnings, income or loss from the segment is included in other income (loss), net, in our consolidated statements of income.

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

15 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 1, 2014

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended
	March 1, 2014	March 2, 2013
Net Sales
Wholesale	$51,086	$53,960
Retail - Company-owned stores	47,124	49,957
Inter-company elimination	(22,563)	(24,068)
Consolidated	$75,647	$79,849

Income (loss) from Operations
Wholesale	$2,348	$3,001
Retail - Company-owned stores	(1,772)	(571)
Inter-company elimination	510	(66)
Consolidated	$1,086	$2,364

Depreciation and Amortization
Wholesale	$325	$341
Retail - Company-owned stores	1,257	967
Investments and real estate	110	126
Consolidated	$1,692	$1,434

Capital Expenditures
Wholesale	$1,437	$648
Retail - Company-owned stores	5,462	1,973
Investments and real estate	-	-
Consolidated	$6,899	$2,621

	As of	As of
	March 1, 2014	November 30, 2013
Identifiable Assets
Wholesale	$107,957	$109,958
Retail - Company-owned stores	84,630	77,331
Investments and real estate	33,450	38,560
Consolidated	$226,037	$225,849

16 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 1, 2014

(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 112-year history has instilled the principles of quality, value, and integrity in everything that we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and to meet the demands of a global economy.

With 93 BHF stores at March 1, 2014, we have leveraged our strong brand name in furniture into a network of corporate and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits, and coordinated decorating accessories.  We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor. We continue to strengthen the sales and design talent within our Company-owned retail stores.  Our Design Consultants undergo extensive Design Certification training. This training has strengthened their skills related to our house call and design business, and is intended to increase business with our most valuable customers.

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

In September of 2011, we announced the formation of a strategic partnership with HGTV (Home and Garden Television), a division of Scripps Networks, LLC, which combines our 112 year heritage in the furniture industry with the penetration of 99 million households in the United States that HGTV enjoys today.  As part of this alliance, the in-store design centers have been co-branded with HGTV to more forcefully market the concept of a “home makeover”, an important point of differentiation for our stores that also mirrors much of the programming content on the HGTV network. We believe the new co-branded design centers coupled with the targeted national advertising on HGTV have played a key role in our improved comparable store sales since their introduction following the third quarter of 2012.

17 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 1, 2014

(Dollars in thousands except share and per share data)

The following table summarizes the changes in store count during the three months ended March 1, 2014:

	November 30, 2013	Openings	Closed	March 1, 2014
Company-owned stores	55	4	-	59
Licensese-owned stores	34	-	-	34

Total	89	4	-	93

*Does not include openings and closures due to relocation of existing stores within a market.

In fiscal 2013, we began a program to increase the Company-owned retail store count and relocate a number of first generation stores to better locations. This program includes opening nine new stores and relocating six existing stores in 2013 and 2014. As a result, we spent $5,462 in capital expenditures for new and relocated stores in the first quarter of fiscal 2014 and expect to spend an additional amount of approximately $5,500 during the remainder of the year. During the three months ended March 1, 2014, stores in the following locations were opened:

New Stores

Forth Worth, Texas
Westport, Connecticut
Annapolis, Maryland
Burlington, Massachusetts

During the remainder of 2014, we expect to open or relocate stores in the following locations:

New Stores	Store Relocations

Hartsdale, New York	Boston, Massachusetts
Rockville, Maryland	Little Rock, Arkansas
San Antonio, Texas
Southlake, Texas

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

MARCH 1, 2014

(Dollars in thousands except share and per share data)

Our wholesale operations include an upholstery plant in Newton, North Carolina that produces a wide range of upholstered furniture. We believe that we are an industry leader with our quick-ship custom upholstery offerings. We also operate a custom dining manufacturing facility in Martinsville, Virginia. Most of our wood furniture and certain of our upholstery offerings are sourced through several foreign plants, primarily in Vietnam, Indonesia and China. We define imported product as fully finished product that is sourced internationally. For the three months ended March 1, 2014, approximately 45% of our wholesale sales were of imported product compared to 48% for the three months ended March 2, 2013.

Results of Operations – Quarter ended March 1, 2014 compared with quarter ended March 2, 2013:

Net sales, gross profit, selling, general and administrative (SG&A) expense, and income (loss) from operations were as follows for the periods ended March 1, 2014 and March 2, 2013:

	Quarter Ended*
	March 1, 2014		March 2, 2013

Net sales	$75,647	100.0%	$79,849	100.0%
Gross profit	40,253	53.2%	41,360	51.8%
SG&A expenses	38,580	51.0%	38,834	48.6%
New store pre-opening costs	587	0.8%	162	0.2%

Income (loss) from operations	$1,086	1.4%	$2,364	3.0%

* 13 weeks for fiscal 2014 as compared to 14 weeks for fiscal 2013.

On a consolidated basis, we reported net sales for the first quarter of 2014 of $75,647, as compared to $79,849 for the first quarter of 2013. Because of our fiscal calendar, the prior year quarter consisted of 14 weeks compared to 13 weeks for the current year quarter. On an average weekly basis (normalizing for the extra week in the first quarter of 2013), consolidated net sales increased 2.0%. Operating income was $1,086 for the first quarter of 2014 as compared to $2,364 for the first quarter of 2013, a decrease of $1,278 driven primarily by higher new store related costs (both pre- and post- opening), as the Company opened four new stores during the quarter compared to one in the prior year quarter. Also contributing to the decrease were lower margins in the wholesale operation and reduced leverage of fixed costs due to one less week of sales in the current quarter.

19 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 1, 2014

(Dollars in thousands except share and per share data)

Segment Information

We have strategically aligned our business into three reportable segments as described below:

Wholesale. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (licensee-owned stores and Company-owned stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both Company- and licensee-owned stores. We eliminate the sales between our wholesale and retail segments as well as the imbedded profit in the retail inventory for the consolidated presentation in our financial statements.

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

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Quarter Ended March 1, 2014*
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$51,086	$47,124	$(22,563)	(1)	$75,647
Gross profit	16,532	23,659	62	(2)	40,253
SG&A expense	14,184	24,844	(448)	(3)	38,580
New store pre-opening costs	-	587	-		587
Income (loss) from operations	$2,348	$(1,772)	$510		$1,086

	Quarter Ended March 2, 2013*
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$53,960	$49,957	$(24,068)	(1)	$79,849
Gross profit	18,008	23,874	(522)	(2)	41,360
SG&A expense	15,007	24,283	(456)	(3)	38,834
New store pre-opening costs	-	162	-		162
Income (loss) from operations	$3,001	$(571)	$(66)		$2,364

(1) Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2) Represents the change for the period in the elimination of intercompany profit in ending retail inventory.
(3) Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.

* 13 weeks for fiscal 2014 as compared to 14 weeks for fiscal 2013.

20 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 1, 2014

(Dollars in thousands except share and per share data)

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale segment

Results for the wholesale segment for the three months ended March 1, 2014 and March 2, 2013 are as follows:

	Quarter Ended*
	March 1, 2014		March 2, 2013

Net sales	$51,086	100.0%	$53,960	100.0%
Gross profit	16,532	32.4%	18,008	33.4%
SG&A expenses	14,184	27.8%	15,007	27.8%

Income from operations	$2,348	4.6%	$3,001	5.6%

* 13 weeks for fiscal 2014 as compared to 14 weeks for fiscal 2013

Net sales for the wholesale segment were $51,086 for the first quarter of 2014 as compared to $53,960 for the first quarter of 2013. On an average weekly basis (normalizing for the extra week in the first quarter of 2013), wholesale net sales increased 2.0%. Average weekly shipments outside of the BHF store network increased 13.1%, while average weekly shipments to the BHF store network declined 3.0% from the comparable prior year period. While difficult to quantify, the Company believes shipments to the store network were negatively impacted by weather conditions particularly in the mid-Atlantic and northeastern regions of the United States where there are currently 20 Corporate- and licensee-owned stores. Gross margins for the wholesale segment decreased 1.0 percentage point to 32.4% for the first quarter of 2014 as compared with 33.4% for the first quarter of 2013. This decrease was primarily due to lower wood margins due to product mix and discounting of discontinued product. Wholesale SG&A decreased $823 to $14,184 for the first quarter of 2014 as compared to $15,007 for the first quarter of 2013 primarily due to lower sales volume and lower fixed SG&A. SG&A as percentage of sales was consistent with the prior year at 27.8%, even with one less week of sales to absorb fixed SG&A.

Wholesale shipments by type:	Quarter Ended*
	March 1, 2014		March 2, 2013

Wood	$19,695	38.6%	$22,223	41.2%
Upholstery	30,683	60.1%	31,152	57.7%
Other	708	1.3%	585	1.1%
Total	$51,086	100.0%	$53,960	100.0%

* 13 weeks for fiscal 2014 as compared to 14 weeks for fiscal 2013

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $13,785 at March 1, 2014 as compared with $14,193 at March 2, 2013.

21 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 1, 2014

(Dollars in thousands except share and per share data)

Retail – Company-owned stores segment

Results for the retail segment for the three months ended March 1, 2014 and March 2, 2013 are as follows:

	Quarter Ended*
	March 1, 2014		March 2, 2013

Net sales	$47,124	100.0%	$49,957	100.0%
Gross profit	23,659	50.2%	23,874	47.8%
SG&A expenses	24,844	52.7%	24,283	48.6%
New store pre-opening costs	587	1.2%	162	0.3%
Loss from operations	$(1,772)	-3.7%	$(571)	-1.1%

Results for the 52 comparable stores† are as follows:

	Quarter Ended*
	March 1, 2014		March 2, 2013

Net sales	$44,976	100.0%	$48,158	100.0%
Gross profit	22,516	50.1%	23,030	47.8%
SG&A expenses	22,990	51.1%	23,303	48.4%
Loss from operations	$(474)	-1.0%	$(273)	-0.6%

† “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended*
	March 1, 2014		March 2, 2013

Net sales	$2,148	100.0%	$1,799	100.0%
Gross profit	1,143	53.2%	844	46.9%
SG&A expenses	1,854	86.3%	980	54.5%
New store pre-opening costs	587	27.3%	162	9.0%
Loss from operations	$(1,298)	-60.4%	$(298)	-16.6%

 * 13 weeks for fiscal 2014 as compared to 14 weeks for fiscal 2013

Our Company-owned stores had sales of $47,124 in the first quarter of 2014 as compared to $49,957 for the first quarter of 2013. Normalizing for the extra week in 2013, net sales increased 1.6%. This increase was comprised of a normalized 0.6% increase in comparable store sales and a 28.5% increase in non-comparable store sales as we opened four new stores during the first quarter of 2014 compared to one opening in 2013.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Normalized written sales for comparable stores decreased by 1.6% for the first quarter of 2014 compared to the first quarter of 2013. While again difficult to quantify, we believe that both delivered and written sales were negatively impacted by the weather conditions particularly in January and February.

The consolidated retail operating loss for the first quarter of 2014 increased by $1.2 million to $1.8 million as compared to a loss of $0.6 million in the first quarter of 2013. This increase was driven largely by increased new store related opening costs.

22 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 1, 2014

(Dollars in thousands except share and per share data)

The 52 comparable stores incurred an operating loss of $474 for the first quarter of 2013 as compared to a loss of $273 for the comparable prior year period. Gross margins at our comparable stores improved to 50.1% compared to 47.8% in the comparable prior year period due primarily to improved pricing strategies. SG&A expenses for comparable stores decreased $313 to $22,990 or 51.1% of sales as compared to 48.4% for the first quarter of fiscal 2013. This increase as a percent of sales is primarily due to reduced leverage of fixed costs as a result of having one less week of sales compared to 2013 and additional planned retail overhead as the store network continues to grow.

Losses from the non-comparable stores in the first quarter of fiscal 2013 were $1,298 which includes $587 of costs prior to the opening of four stores during the quarter and two other stores that will be opening in the second quarter of 2014. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its open and generally range between $100 to $200 per store based on the overall rent costs for the location and the period between the time when the Company takes possession of the physical store space and the time of the store opening. Also included in the non-comparable store loss is $513 in post-opening losses from these four store openings. We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $300 to $400 per store. Also included in the 2014 first quarter non-comparable stores are the operations of three stores opened during 2013.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Retail Comparable Store Sales Increases Normalized for Extra Week in 2013

	Delivered	Written
1st Quarter 2014 as reported	-6.6%	-8.6%
1st Quarter 2014 average weekly basis	0.6%	-1.6%

1st Quarter 2013 as reported	15.9%	20.2%
1st Quarter 2013 average weekly basis	7.6%	11.6%

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $26,515, or an average of $449 per open store at March 1, 2014 as compared with $23,788, or an average of $441 per open store at March 2, 2013.

Our retail segment includes the expenses of retail real estate utilized by Company-owned retail stores. Rental income and expenses from our properties utilized by independent licensees and partnership licensees are included in our investment and real estate segment.

23 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 1, 2014

(Dollars in thousands except share and per share data)

Investments and real estate segment and other items affecting Net Income

Our investments and real estate segment consists of our holdings of retail real estate leased or previously leased as licensee stores and our equity investment in Zenith. We also hold an investment in Fortress, which we fully impaired during the first quarter of fiscal 2012. Although this segment does not have operating earnings, income or loss from the segment is included in other loss, net in our condensed consolidated statements of operations and retained earnings.

Other income, net, for the first quarter of fiscal 2014 was $285 as compared to other loss, net, of $668 for the first quarter of fiscal 2013. This change is primarily attributable to the recognition of $662 in death benefits receivable from life insurance policies covering a former executive and a $140 gain resulting from the recovery of a portion of our investment in Fortress due to a partial liquidation of the fund.

We own 49% of Zenith, which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers.  We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business.  In addition, Zenith provides home delivery services for almost half of our Company-owned retail stores. We believe our partnership with Zenith allows us to focus on our core competencies of manufacturing and marketing home furnishings. Zenith focuses on offering Bassett customers best-of-class service and handling. We consider the expertise that Zenith exhibits in logistics to be a significant competitive advantage for us. In addition, we believe that Zenith is well positioned to take advantage of current growth opportunities for providing logistical services to the furniture industry. Our equity in the income of Zenith, included in other income (loss), net, was $65 and $114 for the quarters ended March 1, 2014 and March 2, 2013, respectively. Our investment in Zenith was $7,318 and $7,254 at March 1, 2014 and November 30, 2013, respectively.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rate for the quarter ended March 1, 2014 differs from the federal statutory rate primarily due to the effects of state income taxes and permanent differences resulting from non-deductible expenses. Subsequent to March 1, 2014 we were notified by the Internal Revenue Service that our tax return for the fiscal year ended November 24, 2012 has been selected for review.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for the first three months of 2014 was $5,338 compared to cash provided by operations of $1,968 for the first three months of 2013, representing an improvement of $3,370 in cash flows from operations. The improvement is primarily the result of better overall working capital management.

Our overall cash position increased by $1,793 during the first quarter of 2013. Offsetting the cash provided by operations was net cash used in investing activities of $444, primarily consisting of capital expenditures for retail store expansion substantially offset by proceeds from the maturity of short-term investments in certificates of deposit and proceeds from the disposition of a real estate investment property. Cash used in financing activities totaled $3,101, consisting primarily of dividend payments and stock repurchases, under our existing share repurchase plan of which $11,340 remains authorized as of March 1, 2014. With cash and cash equivalents and short-term investments totaling $37,651 on hand at March 1, 2014, we believe we have sufficient liquidity to fund operations for the foreseeable future.

24 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 1, 2014

(Dollars in thousands except share and per share data)

Credit Agreement

Our credit facility with our bank provides for a line of credit of up to $15,000 and is secured by our accounts receivable and inventory. The facility contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future.

At March 1, 2014, we had $1,366 outstanding under standby letters of credit, leaving availability under our credit line of $13,634.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $28,331 at March 1, 2014. All other retail real estate that we own, including locations leased to our licensees, locations leased to non-licensees, and vacant locations is reported as retail real estate in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our investments/real estate segment, was $10,325 at March 1, 2014.

The following table summarizes our total investment in retail real estate owned at March 1, 2014:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	11	276,887	$28,331

Investment real estate:
Leased to operating licensees	1	18,000	3,751
Leased to others	3	67,521	6,452
Other (2)	-	-	122

Total included in retail real estate	4	85,521	10,325

Total Company investment in retail real estate	15	362,408	$38,656

(1) Includes two properties encumbered under mortgages totalling $2,678 at March 1, 2014.
(2) Consists of leasehold improvements in locations leased by the Company and subleased to licensees.

25 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 1, 2014

(Dollars in thousands except share and per share data)

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013.

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

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 7 to our condensed consolidated financial statements for further information regarding certain contingencies as of March 1, 2014.

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

We have potential exposure to market risk related to the current weakness in the commercial real estate market. Our retail real estate holdings of $10,325 at March 1, 2014 for stores currently or formerly operated by licensees as well as our holdings of $28,331 at March 1, 2014 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $3,578 which we have guaranteed on behalf of licensees as of March 1, 2014, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

26 of 30

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 1, 2014

(Dollars in thousands except share and per share data)

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements are listed in our Annual Report on Form 10-K for fiscal 2013 and include:

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

27 of 30

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 1, 2014

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 1, 2013 – January 4, 2014	600	$14.04	600	$11,619
January 5, 2014 – February 1, 2014	9,300	$14.34	9,300	$11,485
February 2, 2014 – March 1, 2014	10,700	$13.60	10,700	$11,340

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

Exhibit 10 – Schedule of Terms for Employment Continuity Agreements with Certain Executive Officers

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Accounting Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b – Chief Accounting Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

28 of 30

PART II - OTHER INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 1, 2014

(Dollars in thousands except share and per share data)

Exhibit 101 – The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 1, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and retained earnings, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

Exhibit 101.INS XBRL Instance

Exhibit 101.SCH XBRL Taxonomy Extension Schema

Exhibit 101.CAL XBRL Taxonomy Extension Calculation

Exhibit 101.DEF XBRL Taxonomy Extension Definition

Exhibit 101.LAB XBRL Taxonomy Extension Labels

Exhibit 101.PRE XBRL Taxonomy Extension Presentation

29 of 30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H. Spilman, Jr.
Robert H. Spilman, Jr., President and Chief Executive Officer
April 3, 2014

/s/ J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer
April 3, 2014

30 of 30