Form 10-Q
period 2014-05-31
BASSETT FURNITURE INDUSTRIES INC
filed 2014-07-02
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes       X       No ______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes       X       No ______

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer ______  Accelerated Filer       X        Non-accelerated Filer ______  Smaller Reporting Company ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ______ No       X

At June 20, 2014, 10,631,139 shares of common stock of the Registrant were outstanding.

1 of 35

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE

PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of May 31, 2014 (unaudited) and November 30, 2013 and for the three and six months ended May 31, 2014 (unaudited) and June 1, 2013 (unaudited)

	Condensed Consolidated Statements of Income and Retained Earnings	3

	Condensed Consolidated Statements of Comprehensive Income	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

3.	Quantitative and Qualitative Disclosures About Market Risk	31

4.	Controls and Procedures	31

PART II - OTHER INFORMATION

1.	Legal Proceedings	33

2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

3.	Defaults Upon Senior Securities	33

6.	Exhibits	33

2 of 35

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE PERIODS ENDED MAY 31, 2014 AND JUNE 1, 2013 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Six Months Ended

	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Net sales	$85,185	$81,223	$160,832	$161,072
Cost of sales	39,872	39,397	75,266	77,886
Gross profit	45,313	41,826	85,566	83,186

Selling, general and administrative expenses excluding new store pre-opening costs	40,901	38,361	79,481	77,195
New store pre-opening costs	521	55	1,108	217
Income from operations	3,891	3,410	4,977	5,774

Other income (loss), net	(272)	(129)	13	(797)
Income before income taxes	3,619	3,281	4,990	4,977

Income tax expense	1,068	1,328	1,596	2,044
Net income	$2,551	$1,953	$3,394	$2,933

Retained earnings-beginning of period	104,713	104,757	104,526	104,319
Purchase and retirement of common stock	(1,315)	-	(1,315)	-
Cash dividends	(652)	(543)	(1,308)	(1,085)
Retained earnings-end of period	$105,297	$106,167	$105,297	$106,167

Basic earnings per share	$0.24	$0.18	$0.32	$0.27

Diluted earnings per share	$0.24	$0.18	$0.31	$0.27

Dividends per share	$0.06	$0.05	$0.12	$0.10

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 35

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED MAY 31, 2014 AND JUNE 1, 2013 – UNAUDITED

(In thousands)

	Quarter Ended		Six Months Ended

	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013

Net income	$2,551	$1,953	$3,394	$2,933
Other comprehensive income:
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	41	31	83	62
Income taxes related to SERP	(16)	(12)	(32)	(24)

Other comprehensive income, net of tax	25	19	51	38

Total comprehensive income	$2,576	$1,972	$3,445	$2,971

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 35

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 31, 2014 AND NOVEMBER 30, 2013

(In thousands)

	(Unaudited)
	May 31, 2014	November 30, 2013
Assets
Current assets
Cash and cash equivalents	$16,882	$12,733
Short-term investments	23,125	28,125
Accounts receivable, net	14,957	16,080
Inventories	52,702	53,069
Deferred income taxes	4,593	4,418
Other current assets	10,476	11,949
Total current assets	122,735	126,374

Property and equipment, net	72,881	64,271

Retail real estate	6,482	10,435
Deferred income taxes	10,720	10,734
Other	14,040	14,035
Total long-term assets	31,242	35,204
Total assets	$226,858	$225,849

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,473	$19,892
Accrued compensation and benefits	7,065	6,503
Customer deposits	19,336	16,214
Dividends payable	-	2,172
Other accrued liabilities	7,369	6,660
Total current liabilities	52,243	51,441

Long-term liabilities
Post employment benefit obligations	10,708	11,146
Real estate notes payable	2,320	2,467
Other long-term liabilities	4,293	3,386
Total long-term liabilities	17,321	16,999

Stockholders’ equity
Common stock	53,360	54,297
Retained earnings	105,297	104,526
Accumulated other comprehensive loss	(1,363)	(1,414)
Total stockholders' equity	157,294	157,409
Total liabilities and stockholders’ equity	$226,858	$225,849

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 35

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 31, 2014 AND JUNE 1, 2013 – UNAUDITED

(In thousands)

	Six Months Ended
	May 31, 2014	June 1, 2013
Operating activities:
Net income	$3,394	$2,933
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,438	2,890
Equity in undistributed income of investments and unconsolidated affiliated companies	(343)	(282)
Tenant improvement allowances received from lessors	1,270	-
Deferred income taxes	(160)	353
Other, net	421	(491)
Changes in operating assets and liabilities:
Accounts receivable	1,015	243
Inventories	367	1,922
Other current assets	1,451	(2,101)
Customer deposits	3,122	2,088
Accounts payable and accrued liabilities	(156)	(4,732)
Net cash provided by operating activities	13,819	2,823

Investing activities:
Purchases of property and equipment	(12,209)	(5,184)
Proceeds from sale of retail real estate and property and equipment	1,407	955
Proceeds from sale of interest in affiliate	2,348	2,348
Proceeds from maturity of short-term investments	5,000	-
Purchases of investments	-	(1,125)
Other	188	5
Net cash used in investing activities	(3,266)	(3,001)

Financing activities:
Cash dividends	(3,480)	(1,627)
Issuance of common stock	147	462
Repurchases of common stock	(2,930)	(526)
Repayments of real estate notes payable	(137)	(126)
Other	(4)	-
Net cash used in financing activities	(6,404)	(1,817)
Change in cash and cash equivalents	4,149	(1,995)
Cash and cash equivalents - beginning of period	12,733	45,566
Cash and cash equivalents - end of period	$16,882	$43,571

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2014

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

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The prior fiscal year ending November 30, 2013 was a 53-week year, with the additional week being included in the first fiscal quarter. Accordingly, the information presented below includes 26 weeks of operations for the six months ended May 31, 2014 as compared with 27 weeks included for the six months ended June 1, 2013.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three month and six months ended May 31, 2014 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 30, 2013.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rate for the three and six months ended May 31, 2014 differs from the federal statutory rate primarily due to the effects of state income taxes, permanent differences resulting from non-deductible expenses and, for the three and six months ended May 31, 2014, non-taxable life insurance proceeds. During the second quarter of 2014, the state of New York enacted legislation affecting various corporate tax issues, including the usage of state net operating losses.   Based on this legislation, prior limitations on our ability to use those net operating losses have been removed.  Thus, we have changed our realization assessment for the deferred tax assets associated with those net operating losses and removed the related valuation allowance resulting in a tax benefit of $190 for the three and six months ended May 31, 2014.   Our federal tax return for the fiscal year ended November 24, 2012 is currently under examination by the Internal Revenue Service.

7 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2014

(Dollars in thousands except share and per share data)

3. Accounts Receivable

Accounts receivable consists of the following:

	May 31, 2014	November 30, 2013
Gross accounts receivable	$16,492	$17,687
Allowance for doubtful accounts	(1,535)	(1,607)
Accounts receivable, net	$14,957	$16,080

At May 31, 2014 and November 30, 2013 approximately 49% and 50%, respectively, of gross accounts receivable, and approximately 67% and 64%, respectively, of the allowance for doubtful accounts were attributable to amounts owed to us by our licensees. Our remaining receivables are primarily due from national account customers and traditional distribution channel customers.

Activity in the allowance for doubtful accounts was as follows:

Balance at November 30, 2013	$1,607
Additions charged to expense	108
Write-offs and other deductions	(180)
Balance at May 31, 2014	$1,535

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

Inventories were comprised of the following:

	May 31, 2014	November 30, 2013
Wholesale finished goods	$27,165	$28,450
Work in process	320	277
Raw materials and supplies	8,020	8,029
Retail merchandise	26,347	25,167
Total inventories on first-in, first-out method	61,852	61,923
LIFO adjustment	(7,733)	(7,561)
Reserve for excess and obsolete inventory	(1,417)	(1,293)
	$52,702	$53,069

8 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2014

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 30, 2013	$1,001	$292	$1,293
Additions charged to expense	729	241	970
Write-offs	(671)	(175)	(846)
Balance at May 31, 2014	$1,059	$358	$1,417

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2014 and do not anticipate that our methodology is likely to change in the future.

5. Unconsolidated Affiliated Companies

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors, and also provides home delivery services to furniture retailers. We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business. In addition, Zenith provides home delivery services for several of our Company-owned retail stores. Our investment in Zenith was $7,597 and $7,254 at May 31, 2014 and November 30, 2013, respectively. At May 31, 2014 and November 30, 2013, we owed Zenith $1,934 and $2,580, respectively, for services rendered to us. We believe the transactions with Zenith are at current market rates. We recorded the following income from Zenith in other income (loss), net, in our condensed consolidated statements of income and retained earnings:

	Quarter Ended		Six Months Ended
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Earnings recognized	$278	$168	$343	$282

In connection with the sale of our interest in International Home Furnishings Center, Inc. on May 2, 2011, $2,348 remained held in escrow at November 30, 2013, and was included as a receivable in other current assets in our condensed consolidated balance sheets. This escrow was released to us in full during the second quarter of fiscal 2014.

9 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2014

(Dollars in thousands except share and per share data)

6. Real Estate Notes Payable and Bank Credit Facility

Real Estate Notes Payable

The real estate notes payable are summarized as follows:

	May 31, 2014	November 30, 2013
Real estate notes payable	$2,609	$2,746
Less:
Current portion of real estate notes payable	(289)	(279)
	$2,320	$2,467

Two of our retail real estate properties have been financed through commercial mortgages with interest rates of 6.73%. These mortgages are collateralized by the respective properties with net book values totaling approximately $6,194 and $6,262 at May 31, 2014 and November 30, 2013, respectively. The portion of these mortgages due within one year, $289 and $279 as of May 31, 2014 and November 30, 2013, respectively, is included in other current liabilities in the accompanying condensed consolidated balance sheets. The long-term portion, $2,320 and $2,467 as of May 31, 2014 and November 30, 2013, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets.

The fair value of these mortgages was $2,554 and $2,684 at May 31, 2014 and November 30, 2013, respectively. In determining the fair value, we utilized current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 10.

Bank Credit Facility

Our credit facility with our bank provides for a line of credit of up to $15,000 and is secured by our accounts receivable and inventory. The facility contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future.

At May 31, 2014, we had $1,366 outstanding under standby letters of credit, leaving availability under our credit line of $13,634.

7. Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

10 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2014

(Dollars in thousands except share and per share data)

During fiscal 2012, the U.S. Customs and Border Protection (“Customs”) made a distribution to us of $9,010 representing our share of the final distribution of duties that have been withheld by Customs under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). We have received annual distributions in past years under the CDSOA as a result of our support of an antidumping petition on imports of wooden bedroom furniture from China. Certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the United States Court of International Trade challenging the CDSOA's “support requirement” and seeking to share in the distributions. As a result, Customs held back a portion of those distributions (“the Holdback”) pending resolution of the Non-Supporting Producers' claims. The Court of International Trade dismissed all of the actions of the Non-Supporting Producers, who appealed to the United States Court of Appeals for the Federal Circuit (“the Court of Appeals”). The Court of Appeals denied the Non-Supporting Producers’ request for an injunction to block the final distribution of the Holdback and allowed Customs to distribute the funds in April of 2012. The Court of Appeals held oral arguments on March 8, 2013 concerning the appeals, and on August 19, 2013 a three-judge panel ruled against the appellants in a two-to-one decision. The Non-Supporting Producers’ request for an en banc rehearing by the full Court of Appeals was denied. On May 2, 2014 the Non-Supporting Producers filed a petition for a writ of certiorari with the U.S. Supreme Court.  We do not know whether the Supreme Court will grant certiorari.  Should any  action by the Supreme Court or, on remand, by a lower court result in the reversal of the earlier decisions of the Federal Circuit which determined that the Non-Supporting Producers were not entitled to CDSOA distributions, it is possible that Customs may seek to have us return all or a portion of our share of the distribution. However, we believe that the likelihood of such an outcome is remote.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores. We had obligations of $97,710 and $96,421 at May 31, 2014 and November 30, 2013, respectively, for future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year.

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $3,459 and $3,698 at May 31, 2014 and November 30, 2013, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at May 31, 2014 and November 30, 2013 was not material.

8. Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for this plan was $9,485 and $9,775 as of May 31, 2014 and November 30, 2013, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	May 31, 2014	November 30, 2013
Accrued compensation and benefits	$810	$810
Post employment benefit obligations	8,675	8,965

Total pension liability	$9,485	$9,775

11 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2014

(Dollars in thousands except share and per share data)

Components of net periodic pension costs are as follows:

	Quarter Ended		Six Months Ended
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Service cost	$19	$17	$39	$35
Interest cost	93	88	186	175
Amortization of transition obligation	11	10	22	21
Amortization of loss	31	21	61	41

Net periodic pension cost	$154	$136	$308	$272

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense under this plan as follows:

	Quarter Ended		Six Months Ended
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Deferred compensation plan expense	$72	$72	$144	$144

Our liability under this plan was $2,557 and $2,555 as of May 31, 2014 and November 30, 2013, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	May 31, 2014	November 30, 2013
Accrued compensation and benefits	$523	$373
Post employment benefit obligations	2,034	2,182

Total pension liability	$2,557	$2,555

12 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2014

(Dollars in thousands except share and per share data)

9. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended May 31, 2014

Basic earnings per share	$2,551	10,621,707	$0.24
Add effect of dilutive securities:
Options and restricted shares	-	157,573	-
Diluted earnings per share	$2,551	10,779,280	$0.24

For the quarter ended June 1, 2013:

Basic earnings per share	$1,953	10,712,718	$0.18
Add effect of dilutive securities:
Options and restricted shares	-	173,131	-
Diluted earnings per share	$1,953	10,885,849	$0.18

For the six months ended May 31, 2014:

Basic earnings (loss) per share	$3,394	10,656,677	$0.32
Add effect of dilutive securities:
Options and restricted shares	-	151,157	(0.01)
Diluted earnings per share	$3,394	10,807,834	$0.31

For the six months ended June 1, 2013:

Basic earnings per share	$2,933	10,705,711	$0.27
Add effect of dilutive securities:
Options and restricted shares		165,820
Diluted earnings per share	$2,933	10,871,531	$0.27

For the three and six months ended May 31, 2014 and June 1, 2013, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Six Months Ended
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Stock options	207,500	472,500	207,500	472,500
Unvested shares	12,339	11,295	66,339	11,295

Total anti-dilutive securities	219,839	483,795	273,839	483,795

13 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2014

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

Investments

Our short-term investments of $23,125 and $28,125 at May 31, 2014 and November 30, 2013, respectfully, consisted of certificates of deposit (CDs) with original terms generally ranging from six to twelve months, bearing interest at rates ranging from 0.12% to 0.91%. At May 31, 2014, the weighted average remaining time to maturity of the CDs was approximately two months and the weighted average yield of the CDs was approximately 0.248%. Each CD is placed with a Federally insured financial institution and all deposits are within Federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at May 31, 2014 and November 30, 2013 approximates their fair value.

We hold an investment in the Fortress Value Recovery Fund I, LLC (“Fortress”). Due to significant declines in net asset values during the first quarter of fiscal 2012, the highly illiquid nature of the investment, and the high degree of uncertainty regarding our ability to recover our investment in the foreseeable future, we fully impaired the carrying amount of this investment during the year ended November 24, 2012. During the three and six months ended May 31, 2014, we recognized gains of $48 and $188, respectively, resulting from the partial liquidation of Fortress which is included in other income (loss), net in our consolidated statement of income. The timing and amount of future receipts, if any, from the liquidation of Fortress, remain uncertain, and will be recognized as gains in other income if and when notification of a distribution is received.

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

14 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2014

(Dollars in thousands except share and per share data)

11. Asset Disposition and Accrued Lease Exit Costs

Asset Disposition

During the quarter ended May 31, 2014, we entered into a contract to sell our retail real estate investment property located in Denver, Colorado. At May 31, 2014, the $3,733 net book value of the land and building is classified as an asset held for sale and is included in other current assets in the accompanying balance sheet. This asset was included in retail real estate at November 30, 2013. The sale of the real estate closed on June 11, 2014, resulting in an immaterial gain.

Accrued Lease Exit Costs

The following table summarizes the activity related to our accrued lease exit costs:

Balance at November 30, 2013	$907

Payments on unexpired leases	(402)
Accretion of interest on obligations and other	28

Balance at May 31, 2014	$533

Current portion included in other accrued liabilities	$162
Long-term portion included in other long-term liabilities	371
$533

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

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), which updated the guidance in ASC Topic 205, Presentation of Financial Statements, and ASC Topic 360, Property, Plant and Equipment. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations for all public and nonpublic entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. This guidance will become effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and therefore will become effective for us as of the beginning of our 2016 fiscal year. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. Therefore the amendments in ASU 2014-09 will become effective for us as of the beginning of our 2018 fiscal year. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

15 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2014

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

●

Investments and real estate. Our investments and real estate segment consists of our short-term investments, our holdings of real estate leased or previously leased as licensee stores, and our equity investment in Zenith. We also hold an investment in Fortress, which we fully reserved during fiscal 2012. Although this segment does not have operating earnings, income or loss from the segment is included in other income (loss), net, in our consolidated statements of income and retained earnings.

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

16 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 31, 2014

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Six Months Ended
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Net Sales
Wholesale	$56,184	$53,933	$107,270	$107,893
Retail - Company-owned stores	53,290	51,470	100,414	101,427
Inter-company elimination	(24,289)	(24,180)	(46,852)	(48,248)
Consolidated	$85,185	$81,223	$160,832	$161,072

Income (loss) from Operations
Wholesale	$4,257	$2,849	$6,605	$5,850
Retail - Company-owned stores	(666)	277	(2,438)	(294)
Inter-company elimination	300	284	810	218
Consolidated	$3,891	$3,410	$4,977	$5,774

Depreciation and Amortization
Wholesale	$336	$332	$661	$673
Retail - Company-owned stores	1,300	999	2,557	1,966
Investments and real estate	110	125	220	251
Consolidated	$1,746	$1,456	$3,438	$2,890

Capital Expenditures
Wholesale	$1,788	$1,474	$3,225	$2,122
Retail - Company-owned stores	3,522	1,089	8,984	3,062
Investments and real estate	-	-	-	-
Consolidated	$5,310	$2,563	$12,209	$5,184

	As of May 31, 2014	As of November 30, 2013
Identifiable Assets
Wholesale	$109,746	$109,958
Retail - Company-owned stores	87,505	77,331
Investments and real estate	29,607	38,560
Consolidated	$226,858	$225,849

17 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 31, 2014

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

With 94 BHF stores at May 31, 2014, we have leveraged our strong brand name in furniture into a network of corporate and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits, and coordinated decorating accessories.  We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor. We continue to strengthen the sales and design talent within our Company-owned retail stores.  Our Design Consultants undergo extensive Design Certification training. This training has strengthened their skills related to our house call and design business, and is intended to increase business with our most valuable customers.

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

The following table summarizes the changes in store count during the six months ended May 31, 2014:

	November 30, 2013	New Stores*	Closed Stores*	May 31, 2014
Company-owned stores	55	5	-	60
Licensese-owned stores	34	-	-	34

Total	89	5	-	94

*Does not include openings and closures due to relocation of existing stores within a market.

18 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 31, 2014

(Dollars in thousands except share and per share data)

In fiscal 2013, we began a program to increase the Company-owned retail store count and relocate a number of first generation stores to better locations. This program includes opening nine new stores and relocating six existing stores in 2013 and 2014. As a result, we spent $8,984 in capital expenditures for new and relocated stores in the first six months of fiscal 2014 and expect to spend an additional amount of approximately $2,000 during the remainder of the year. During the six months ended May 31, 2014, stores in the following locations were opened and relocated:

New Stores	Store Relocations

Forth Worth, Texas	Little Rock, Arkansas
Westport, Connecticut
Annapolis, Maryland
Burlington, Massachusetts
Hartsdale, New York

During the next six to nine months, we expect to open or relocate stores in the following locations:

New Stores	Store Relocations

Rockville, Maryland	Boston, Massachusetts
San Antonio, Texas
Southlake, Texas

As with any retail operation, prior to opening a new store we incur such expenses as rent, training costs and other payroll related costs. These costs generally range between $100 to $300 per store depending on the overall rent costs for the location and the period between the time when we take possession of the physical store space and the time of the store opening. Generally, rent payments between time of possession and opening of a new store are deferred and therefore rent costs recognized during that time do not require cash. Inherent in our retail business model, we also incur significant losses in the first two to three months of operation following a new store opening. Similar to other furniture retailers, we do not recognize a sale in the income statement until the furniture is delivered to our customer. Because our retail business model does not involve maintaining a stock of retail inventory that would result in quick delivery, and because of the custom nature of our furniture offerings, delivery to our customers usually does not occur until 30 days after an order is placed. We generally require a deposit at the time of order and collect the remaining balance when the furniture is delivered at which time the sale is recorded in the income statement. Coupled with the previously discussed store pre-opening costs, total start-up losses can range from $300 to $500 per store. While this expansion is initially costly to our operating results, we believe our site selection and new store presentation will generally result in locations that operate at or above a retail break-even level within 12 months of their opening. Even as these stores ramp up to break-even, we are realizing additional wholesale sales volume that will leverage the fixed costs in our wholesale business. We expect to continue opening and relocating stores at a slower pace after 2014.

Our wholesale operations include an upholstery plant in Newton, North Carolina that produces a wide range of upholstered furniture. We believe that we are an industry leader with our quick-ship custom upholstery offerings. We also operate a custom dining manufacturing facility in Martinsville, Virginia. Most of our wood furniture and certain of our upholstery offerings are sourced through several foreign plants, primarily in Vietnam, Indonesia and China. We define imported product as fully finished product that is sourced internationally. For the six months ended May 31, 2014, approximately 42% of our wholesale sales were of imported product compared to 47% for the six months ended June 1, 2013.

19 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 31, 2014

(Dollars in thousands except share and per share data)

Results of Operations – Quarter ended May 31, 2014 compared with quarter ended June 1, 2013:

Net sales, gross profit, selling, general and administrative (SG&A) expense, and income (loss) from operations were as follows for the periods ended May 31, 2014 and June 1, 2013:

	Quarter Ended				Six Months Ended*
	May 31, 2014		June 1, 2013		May 31, 2014		June 1, 2013

Net sales	$85,185	100.0%	$81,223	100.0%	$160,832	100.0%	$161,072	100.0%
Gross profit	45,313	53.2%	41,826	51.5%	85,566	53.2%	83,186	51.6%
SG&A expenses	40,901	48.0%	38,361	47.2%	79,481	49.4%	77,195	47.9%
New store pre-opening costs	521	0.6%	55	0.1%	1,108	0.7%	217	0.1%

Income (loss) from operations	$3,891	4.6%	$3,410	4.2%	$4,977	3.1%	$5,774	3.6%

* 26 weeks for fiscal 2014 as compared to 27 weeks for fiscal 2013.

On a consolidated basis, we reported net sales for the second quarter of 2014 of $85,185, as compared to $81,223 for the second quarter of 2013. Net sales for the six months ended May 31, 2014 were $160,832, a 0.1% decrease from the comparable period of 2013. Because of our fiscal calendar, the six months ended June 1, 2013 consisted of 27 weeks compared to 26 weeks for the first half of 2014. On an average weekly basis (normalizing for the extra week in the first half of 2013), consolidated net sales increased 3.7%. Operating income was $3,891 for the second quarter of 2014 as compared to $3,410 for the second quarter of 2013, an increase of $481 primarily attributable to higher margins in our upholstery operations along with tighter wholesale expense control, partially offset by higher SG&A costs in our retail operations associated with the expansion of the Company-owned store network. For the six months ended May 31, 2014, operating income was $4,977, a decrease of $797 from the first six months of 2013 driven primarily by higher new store related costs (both pre- and post- opening), as we opened five new stores during the first half of 2014 compared to two in the first half of 2013.

20 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 31, 2014

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

21 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 31, 2014

(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Quarter Ended May 31, 2014
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$56,184	$53,290	$(24,289	) (1)	$85,185
Gross profit	19,028	26,462	(177	) (2)	45,313
SG&A expense	14,771	26,607	(477	) (3)	40,901
New store pre-opening costs	-	521	-		521
Income (loss) from operations	$4,257	$(666)	$300		$3,891

	Quarter Ended June 1, 2013
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$53,933	$51,470	$(24,180	) (1)	$81,223
Gross profit	17,593	24,413	(180	) (2)	41,826
SG&A expense	14,744	24,081	(464	) (3)	38,361
New store pre-opening costs	-	55	-		55
Income from operations	$2,849	$277	$284		$3,410

	Six Months Ended May 31, 2014*
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$107,270	$100,414	$(46,852	) (1)	$160,832
Gross profit	35,559	50,121	(114	) (2)	85,566
SG&A expense	28,954	51,451	(924	) (3)	79,481
New store pre-opening costs	-	1,108	-		1,108
Income (loss) from operations	$6,605	$(2,438)	$810		$4,977

	Six Months Ended June 1, 2013*
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$107,893	$101,427	$(48,248	) (1)	$161,072
Gross profit	35,601	48,287	(702	) (2)	83,186
SG&A expense	29,751	48,364	(920	) (3)	77,195
New store pre-opening costs	-	217	-		217
Income (loss) from operations (4)	$5,850	$(294)	$218		$5,774

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the change for the period in the elimination of intercompany profit in ending retail inventory.
(3)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.
(4)	Excludes the effects of restructuring and asset impairment charges and lease exit costs. These charges are not allocated to our segments.

* 26 weeks for fiscal 2014 as compared to 27 weeks for fiscal 2013.

22 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 31, 2014

(Dollars in thousands except share and per share data)

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale segment

Results for the wholesale segment for the three months ended May 31, 2014 and June 1, 2013 are as follows:

	Quarter Ended				Six Months Ended*
	May 31, 2014		June 1, 2013		May 31, 2014		June 1, 2013

Net sales	$56,184	100.0%	$53,933	100.0%	$107,270	100.0%	$107,893	100.0%
Gross profit	19,028	33.9%	17,593	32.6%	35,559	33.1%	35,601	33.0%
SG&A expenses	14,771	26.3%	14,744	27.3%	28,954	27.0%	29,751	27.6%

Income from operations	$4,257	7.6%	$2,849	5.3%	$6,605	6.2%	$5,850	5.4%

* 26 weeks for fiscal 2014 as compared to 27 weeks for fiscal 2013

Quarterly Analysis of Results – Wholesale

Net sales for the wholesale segment were $56,184 for the second quarter of 2014 as compared to $53,933 for the second quarter of 2013. Shipments outside of the BHF store network increased 17%, while shipments to the BHF store network declined 4.0% from the comparable prior year period. We continue to gain market share in the traditional furniture store channel as recent product offerings have been well received. Sales to our BHF store network have continued to be negatively impacted by slower business during the winter months from inclement weather along with overall softness in the demand for wood furniture. Gross margins for the wholesale segment increased 1.3 percentage points to 33.9% for the second quarter of 2014 as compared with 32.6% for the second quarter of 2013. This increase was primarily due to improved margins in the upholstery operations with higher sales volumes providing greater leverage of fixed costs and higher wood margins due to less discounting of discontinued product. Wholesale SG&A increased $27 to $14,771 for the second quarter of 2014 as compared to $14,744 for the second quarter of 2013. SG&A as a percentage of sales decreased to 26.3% for the second quarter of 2014 as compared to 27.3% for the second quarter of 2013 due primarily to greater leverage of fixed costs from higher sales volumes coupled with tighter expense control.

Year-to-date Analysis of Results - Wholesale

Net sales for the wholesale segment were $107,270 for the six months ended May 31, 2014 as compared to $107,893 for the comparable prior year period. On an average weekly basis (normalizing for the extra week in the first half of 2013), wholesale net sales increased 3.3%. Average weekly shipments outside of the BHF store network increased 15%, while average weekly shipments to the BHF store network declined 3.5% from the comparable prior year period. We continue to gain market share in the traditional furniture store channel as recent product offerings have been well received. Sales to our BHF store network have continued to be negatively impacted by slower business during the winter months from inclement weather along with overall softness in the demand for wood furniture. Gross margins for the wholesale segment were essentially flat at 33.1% for the first half of 2014 as compared with 33.0% for the first half of 2013. Wholesale SG&A decreased $797 to $28,954 for the first half of 2014 as compared to $29,751 for the first half of 2013 primarily due to lower fixed SG&A. SG&A as a percentage of sales decreased to 27.0% as compared to 27.6% for the prior year period primarily due to tighter expense control.

23 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 31, 2014

(Dollars in thousands except share and per share data)

Wholesale shipments by type:	Quarter Ended				Six Months Ended*
	May 31, 2014		June 1, 2013		May 31, 2014		June 1, 2013

Wood	$21,436	38.2%	$22,243	41.2%	$41,133	38.3%	$44,466	41.2%
Upholstery	34,047	60.6%	31,233	57.9%	64,729	60.3%	62,434	57.9%
Other	700	1.1%	457	0.9%	1,408	1.3%	993	0.9%
Total	$56,183	100.0%	$53,933	100.0%	$107,270	100.0%	$107,893	100.0%

* 26 weeks for fiscal 2014 as compared to 27 weeks for fiscal 2013

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $15,615 at May 31, 2014 as compared with $15,246 at June 1, 2013.

24 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 31, 2014

(Dollars in thousands except share and per share data)

Retail – Company-owned stores segment

Results for the retail segment for the three months ended May 31, 2014 and June 1, 2013 are as follows:

	Quarter Ended				Six Months Ended*
	May 31, 2014		June 1, 2013		May 31, 2014		June 1, 2013

Net sales	$53,290	100.0%	$51,470	100.0%	$100,414	100.0%	$101,427	100.0%
Gross profit	26,462	49.7%	24,413	47.4%	50,121	49.9%	48,287	47.6%
SG&A expenses	26,607	49.9%	24,081	46.8%	51,451	51.2%	48,364	47.7%
New store pre-opening costs	521	1.0%	55	0.1%	1,108	1.1%	217	0.2%
Loss from operations	$(666)	-1.2%	$277	0.5%	$(2,438)	-2.4%	$(294)	-0.3%

Results for the comparable stores† (53 stores for the quarters ended May 31, 2014 and June 1, 2013, 52 stores for the six months ended May 31, 2014 and June 1, 2013) are as follows:

Comparable stores:

	Quarter Ended				Six Months Ended*
	May 31, 2014		June 1, 2013		May 31, 2014		June 1, 2013

Net sales	$49,738	100.0%	$49,717	100.0%	$93,915	100.0%	$97,406	100.0%
Gross profit	24,601	49.5%	23,610	47.5%	46,698	49.7%	46,408	47.6%
SG&A expenses	24,457	49.2%	23,203	46.7%	47,060	50.1%	46,150	47.4%
Loss from operations	$144	0.3%	$407	0.8%	$(362)	-0.4%	$258	0.2%

† “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended				Six Months Ended*
	May 31, 2014		June 1, 2013		May 31, 2014		June 1, 2013

Net sales	$3,552	100.0%	$1,753	100.0%	$6,499	100.0%	$4,021	100.0%
Gross profit	1,861	52.4%	803	45.8%	3,423	52.7%	1,879	46.7%
SG&A expenses	2,150	60.5%	878	50.1%	4,391	67.6%	2,214	55.1%
New store pre-opening costs	521	14.7%	55	3.1%	1,108	17.0%	217	5.4%
Loss from operations	$(810)	-22.8%	$(130)	-7.4%	$(2,076)	-31.9%	$(552)	-13.8%

 * 26 weeks for fiscal 2014 as compared to 27 weeks for fiscal 2013

25 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 31, 2014

(Dollars in thousands except share and per share data)

Quarterly Analysis of Results – Retail

Our Company-owned stores had sales of $53,290 during the quarter ended May 31, 2014 as compared to $51,470 during the quarter ended June 1, 2013. This increase was comprised primarily of a $1,799 increase in non-comparable store sales as result of opening seven new stores in the last twelve months while comparable store sales were essentially flat.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores decreased by 1.8% for the second quarter of 2014 compared to the second quarter of 2013.

The consolidated retail operating loss for the second quarter of 2014 was $666 compared to operating income of $277 million in the second quarter of 2013. This loss was driven largely by increased new store related opening costs, overlapping rent costs incurred during the transition period for store relocations, and initial operating losses at newly opened locations.

The 53 comparable stores recognized operating income of $144 for the second quarter of 2014 as compared to $407 for the comparable prior year period, a decline of $263. Gross margins at our comparable stores improved to 49.5% compared to 47.5% in the comparable prior year period due primarily to improved pricing strategies. SG&A expenses for comparable stores increased $1,254 to $24,457 or 49.2% of sales as compared to 46.7% for the second quarter of fiscal 2013. This increase is primarily due to planned increases in advertising, higher health care benefit costs and increased other overhead costs as the store network continues to grow. In addition, we incurred $195 of overlapping rent incurred while two stores were in the process of being relocated. As with new store openings as described below, we begin to recognize rent expense at the date we take possession of the new store location. We will effectively recognize rent expense on both locations until the date that the previously existing store closes. We completed a relocation in Little Rock, Arkansas during the quarter and are in the process of relocating a store in Boston, Massachusetts which will be completed in the third quarter of 2014. We define a store relocation as the closing of one store and opening of another store in the same market. Since there is no change in the store count for a specific market, we continue to include relocation costs as part of the comparable store operations.

Losses from the non-comparable stores in the second quarter of fiscal 2013 were $810 which includes $521 of costs incurred prior to the opening of one store during the second quarter of 2014 and one other store planned to open during the third quarter. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $100 to $300 per store based on the overall rent costs for the location and the period between the time when we take physical possession of the store space and when the store opens. Also included in the non-comparable store loss is $211 in post-opening losses from three new stores. We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $300 to $500 per store. The remaining non-comparable stores generated an operating loss of $78 for the second quarter of 2014.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

26 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 31, 2014

(Dollars in thousands except share and per share data)

Year-to-Date Analysis of Results – Retail

Our Company-owned stores had sales of $100,414 during the six months ended May 31, 2014 as compared to $101,427 for the comparable prior year period. Normalizing for the extra week in 2013, net sales increased 2.8%. This increase was comprised primarily of a $2,478 increase in non-comparable store sales while normalized comparable store sales were essentially flat.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Normalized written sales for comparable stores were essentially flat for the first half of 2014 compared to the first half of 2013.

The consolidated retail operating loss for the first half of 2014 increased by $2,144 to $2,438 as compared to a loss of $294 in the first half of 2013. This loss was driven largely by increased new store related opening costs, overlapping rent costs incurred during the transition period for store relocations, and initial operating losses at newly opened locations.

The 52 comparable stores incurred an operating loss of $362 for the first half of 2013 as compared to operating income of $258 for the comparable prior year period. Gross margins at our comparable stores improved to 49.7% compared to 47.6% in the comparable prior year period due primarily to improved pricing strategies. SG&A expenses for comparable stores increased $910 to $47,060 or 50.1% of sales as compared to 47.4% for the first half of fiscal 2013. This increase is primarily due to planned increases in advertising spending, higher health care benefit costs, increased other overhead costs as the store network continues to grow and the effects of having one less week to leverage fixed costs. In addition, we incurred $195 of overlapping rent incurred while two stores were in the process of being relocated. As with new store openings as described below, we begin to recognize rent expense at the date we take possession of the new store location. We will effectively recognize rent expense on both locations until the date that the previously existing store closes. We completed a relocation in Little Rock, Arkansas during the quarter and are in the process of relocating a store in Boston, Massachusetts which will be completed in the third quarter of 2014. We define a store relocation as the closing of one store and opening of another store in the same market. Since there is no change in the store count for a specific market, we continue to include relocation costs as part of the comparable store operations.

Losses from the non-comparable stores during the six months ended May 31, 2014 were $2,076 which includes $1,108 of costs incurred prior to the opening of five stores during the first half of 2014 and one other store planned to open during the third quarter. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its open and generally range between $100 to $300 per store based on the overall rent costs for the location and the period between the time when we take physical possession of the store space and the time when the store opens. Also included in the non-comparable store loss is $724 in post-opening losses from these five store openings. We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $300 to $500 per store. The remaining non-comparable stores generated an operating loss of $244 for the first half of 2014.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

27 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 31, 2014

(Dollars in thousands except share and per share data)

Retail Comparable Store Sales Increases Normalized for Extra Week in 2013

	Quarter Ended		Six Months Ended*
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
As reported:
Delivered	0.0%	9.3%	-3.6%	12.6%
Written	1.8%	6.9%	-3.7%	14.0%
Average weekly basis:
Delivered	0.0%	9.3%	0.1%	8.5%
Written	1.8%	6.9%	0.0%	9.7%

* 26 weeks for fiscal 2014 as compared to 27 weeks for fiscal 2013

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $25,548, or an average of $426 per open store at May 31, 2014 as compared with $20,030, or an average of $364 per open store at June 1, 2013.

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

Other loss, net, for the second quarter of fiscal 2014 was $272 as compared to other loss, net, of $129 for the second quarter of fiscal 2013. This increased net loss is primarily attributable to decreases in the cash surrender value of life insurance partially offset by higher income from Zenith and a $48 gain resulting from the recovery of a portion of our investment in Fortress due to a partial liquidation of the fund.

Other income, net, for the six months ended May 31, 2014 was $13 as compared to other loss, net, of $797 for the six months ended June 1, 2013. This change is primarily attributable to the recognition of $662 in death benefits receivable from life insurance policies covering a former executive and a $188 gain resulting from the recovery of a portion of our investment in Fortress due to a partial liquidation of the fund.

We own 49% of Zenith, which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers.  We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business.  In addition, Zenith provides home delivery services for almost half of our Company-owned retail stores. We believe our partnership with Zenith allows us to focus on our core competencies of manufacturing and marketing home furnishings. Zenith focuses on offering Bassett customers best-of-class service and handling. We consider the expertise that Zenith exhibits in logistics to be a significant competitive advantage for us. In addition, we believe that Zenith is well positioned to take advantage of current growth opportunities for providing logistical services to the furniture industry. Our equity in the income of Zenith, included in other income (loss), net, was $278 and $343 for the three and six months ended May 31, 2014, respectively and $168 and $282 for the three and six months ended June 1, 2013, respectively. Our investment in Zenith was $7,597 and $7,254 at May 31, 2014 and November 30, 2013, respectively.

28 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 31, 2014

(Dollars in thousands except share and per share data)

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rate for the three and six months ended May 31, 2014 differs from the federal statutory rate primarily due to the effects of state income taxes, permanent differences resulting from non-deductible expenses and, for the three and six months ended May 31, 2014, non-taxable life insurance proceeds. During the second quarter of 2014, the state of New York enacted legislation affecting various corporate tax issues, including the usage of state net operating losses.   Based on this legislation, prior limitations on our ability to use those net operating losses have been removed.  Thus, we have changed our realization assessment for the deferred tax assets associated with those net operating losses and removed the related valuation allowance resulting in a tax benefit of $190 for the three and six months ended May 31, 2014.   Our federal tax return for the fiscal year ended November 24, 2012 is currently under examination by the Internal Revenue Service.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for the first six months of 2014 was $13,819 compared to cash provided by operations of $2,823 for the first six months of 2013, representing an improvement of $10,996 in cash flows from operations. The improvement is primarily the result of better overall working capital management. In addition, we received $1,270 in tenant improvement funds during the first half of 2014 associated with leasing new stores and store relocations.

Our overall cash position has increased by $4,149 during the first six months of 2014. Cash provided by operations was partially offset by net cash used in investing activities of $3,266, primarily consisting of capital expenditures for retail store expansion, remodeling and relocations substantially offset by proceeds from the maturity of short-term investments in certificates of deposit, the release of the remaining escrowed funds from the 2011 sale of our interested in International Home Furnishings Center, Inc., and proceeds from the disposition of a real estate investment property. Cash used in financing activities totaled $6,404, consisting primarily of dividend payments and stock repurchases under our existing share repurchase plan, of which $8,698 remains authorized as of May 31, 2014. With cash and cash equivalents and short-term investments totaling $40,007 on hand at May 31, 2014, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Credit Agreement

Our credit facility with our bank provides for a line of credit of up to $15,000 and is secured by our accounts receivable and inventory. The facility contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future.

At May 31, 2014, we had $1,366 outstanding under standby letters of credit, leaving availability under our credit line of $13,634.

29 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 31, 2014

(Dollars in thousands except share and per share data)

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $28,131 at May 31, 2014. All other retail real estate that we own is currently leased to non-licensees and is reported as retail real estate in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our investments/real estate segment, was $6,482 at May 31, 2014.

The following table summarizes our total investment in retail real estate owned at May 31, 2014:

	Number of Locations	Aggregate Square Footage	Net Book Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	11	276,887	$28,131

Investment real estate:
Leased to others	3	67,521	6,396
Other (2)	-	-	86

Total included in retail real estate	3	67,521	6,482

Total Company investment in retail real estate	14	344,408	$34,613

(1)	Includes two properties encumbered under mortgages totalling $2,609 at May 31, 2014.
(2)	Consists of leasehold improvements in locations leased by the Company and subleased to licensees.

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

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 7 to our condensed consolidated financial statements for further information regarding certain contingencies as of May 31, 2014.

30 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 31, 2014

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

We are exposed to market risk from changes in the cost of raw materials used in our manufacturing processes, principally wood, woven fabric, and foam products.  A further recovery in home construction could result in increases in wood and fabric costs from current levels, and the cost of foam products, which are petroleum-based, is sensitive to changes in the price of oil.

We have potential exposure to market risk related to the current weakness in the commercial real estate market. Our retail real estate holdings of $6,482 at May 31, 2014 for stores formerly operated by licensees as well as our holdings of $28,131 at May 31, 2014 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $3,459 which we have guaranteed on behalf of licensees as of May 31, 2014, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

31 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 31, 2014

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

32 of 35

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 1, 2014

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 2, 2014 – April 5, 2014	6,536	$14.76	5,000	$11,268
April 6, 2014 – May 3, 2014	123,400	$13.95	123,400	$9,547
May 4, 2014 – May 31, 2014	62,400	$13.61	62,400	$8,698

(1)

The Company’s Board of Directors originally authorized the repurchase of up to $60,000 in Company stock. This repurchase plan was announced on June 23, 1998. On March 17, 2009, the Board of Directors increased the repurchase plan by $20,000.

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

a.	Exhibits:

Exhibit 3a – Articles of Incorporation as amended are incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended February 28, 1994

Exhibit 3b – By-laws as amended to date are incorporated herein by reference to Exhibit 3b to Form 10-Q for the fiscal quarter ended August 25, 2012, filed October 4, 2012

Exhibit 4 – Registrant hereby agrees to furnish the SEC, upon request, instruments defining the rights of holders of long-term debt of the Registrant

*	Exhibit 10 – Restated Supplemental Retirement Income Plan, effective May 1, 2014

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Accounting Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Management contract or compensatory plan or arrangement of the Company

33 of 35

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 1, 2014

(Dollars in thousands except share and per share data)

Exhibit 32b – Chief Accounting Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and retained earnings, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

Exhibit 101.INS XBRL Instance

Exhibit 101.SCH XBRL Taxonomy Extension Schema

Exhibit 101.CAL XBRL Taxonomy Extension Calculation

Exhibit 101.DEF XBRL Taxonomy Extension Definition

Exhibit 101.LAB XBRL Taxonomy Extension Labels

Exhibit 101.PRE XBRL Taxonomy Extension Presentation

34 of 35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/	ROBERT H. SPILMAN, JR.
Robert H. Spilman, Jr., President and Chief Executive Officer
July 2, 2014

/s/	J. MICHAEL DANIEL
J. Michael Daniel, Senior Vice President and Chief Financial Officer
July 2, 2014

35 of 35