Form 10-Q
period 2014-08-30
BASSETT FURNITURE INDUSTRIES INC
filed 2014-10-02
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2014

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

At September 19, 2014, 10,495,177 shares of common stock of the Registrant were outstanding.

1 of 35

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 35

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE PERIODS ENDED AUGUST 30, 2014 AND AUGUST 31, 2013 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Nine Months Ended

	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Net sales	$85,186	$77,152	$246,018	$238,224
Cost of sales	40,168	38,429	115,434	116,315
Gross profit	45,018	38,723	130,584	121,909

Selling, general and administrative expenses excluding new store pre-opening costs	41,510	37,822	120,991	115,017
New store pre-opening costs	109	78	1,217	295
Income from operations	3,399	823	8,376	6,597

Other loss, net	(65)	(229)	(52)	(1,026)
Income before income taxes	3,334	594	8,324	5,571

Income tax expense	1,078	38	2,674	2,082
Net income	$2,256	$556	$5,650	$3,489

Retained earnings-beginning of period	105,297	106,167	104,526	104,319
Purchase and retirement of common stock	(859)	-	(2,174)	-
Cash dividends	(836)	(656)	(2,144)	(1,741)
Retained earnings-end of period	$105,858	$106,067	$105,858	$106,067

Basic earnings per share	$0.22	$0.05	$0.54	$0.33

Diluted earnings per share	$0.21	$0.05	$0.53	$0.32

Dividends per share	$0.08	$0.06	$0.20	$0.16

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 35

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED AUGUST 30, 2014 AND AUGUST 31, 2013 – UNAUDITED

(In thousands)

	Quarter Ended		Nine Months Ended

	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013

Net income	$2,256	$556	$5,650	$3,489
Other comprehensive income:
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	41	31	124	93
Income taxes related to SERP	(16)	(12)	(48)	(36)

Other comprehensive income, net of tax	25	19	76	57

Total comprehensive income	$2,281	$575	$5,726	$3,546

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 35

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 30, 2014 AND NOVEMBER 30, 2013

(In thousands)

	(Unaudited)
	August 30, 2014	November 30, 2013
Assets
Current assets
Cash and cash equivalents	$19,442	$12,733
Short-term investments	23,125	28,125
Accounts receivable, net	15,897	16,080
Inventories	54,220	53,069
Deferred income taxes	4,691	4,418
Other current assets	8,612	11,949
Total current assets	125,987	126,374

Property and equipment, net	74,169	64,271

Retail real estate	6,390	10,435
Deferred income taxes	9,579	10,734
Other	14,661	14,035
Total long-term assets	30,630	35,204
Total assets	$230,786	$225,849

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,437	$19,892
Accrued compensation and benefits	7,660	6,503
Customer deposits	20,084	16,214
Dividends payable	-	2,172
Other accrued liabilities	8,072	6,660
Total current liabilities	56,253	51,441

Long-term liabilities
Post employment benefit obligations	10,354	11,146
Real estate notes payable	2,245	2,467
Other long-term liabilities	4,753	3,386
Total long-term liabilities	17,352	16,999

Stockholders’ equity
Common stock	52,661	54,297
Retained earnings	105,858	104,526
Accumulated other comprehensive loss	(1,338)	(1,414)
Total stockholders' equity	157,181	157,409
Total liabilities and stockholders’ equity	$230,786	$225,849

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 35

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 30, 2014 AND AUGUST 31, 2013 – UNAUDITED

(In thousands)

	Nine Months Ended
	August 30, 2014	August 31, 2013
Operating activities:
Net income	$5,650	$3,489
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,428	4,445
Equity in undistributed income of investments and unconsolidated affiliated companies	(534)	(466)
Tenant improvement allowances received from lessors	2,119	-
Deferred income taxes	882	1,284
Collateral deposited with insurance carrier	(1,150)	-
Other, net	(165)	(888)
Changes in operating assets and liabilities:
Accounts receivable	19	(656)
Inventories	(1,151)	(559)
Other current assets	732	(3,864)
Customer deposits	3,870	2,787
Accounts payable and accrued liabilities	2,570	(5,469)
Net cash provided by operating activities	18,270	103

Investing activities:
Purchases of property and equipment	(15,210)	(9,547)
Proceeds from sale of retail real estate and property and equipment	5,157	958
Proceeds from sale of interest in affiliate	2,348	2,348
Proceeds from maturity of short-term investments	5,000	-
Purchases of investments	-	(28,125)
Other	246	88
Net cash used in investing activities	(2,459)	(34,278)

Financing activities:
Cash dividends	(4,316)	(2,283)
Issuance of common stock	275	643
Repurchases of common stock	(4,621)	(759)
Repayments of real estate notes payable	(208)	(179)
Taxes paid related to net share settlement of equity awards	(489)	(226)
Excess tax benefits from stock-based compensation	257	317
Net cash used in financing activities	(9,102)	(2,487)
Change in cash and cash equivalents	6,709	(36,662)
Cash and cash equivalents - beginning of period	12,733	45,566
Cash and cash equivalents - end of period	$19,442	$8,904

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 30, 2014

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

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The prior fiscal year ending November 30, 2013 was a 53-week year, with the additional week being included in the first fiscal quarter. Accordingly, the information presented below includes 39 weeks of operations for the nine months ended August 30, 2014 as compared with 40 weeks included for the nine months ended August 31, 2013.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three month and nine months ended August 30, 2014 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 30, 2013.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rate for the three and nine months ended August 30, 2014 differs from the federal statutory rate primarily due to the effects of state income taxes, permanent differences resulting from non-deductible expenses, non-taxable life insurance proceeds, and the expiration of the statute of limitations on certain previously unrecognized tax benefits. The benefit arising from the expiration of that statute of limitations on certain previously unrecognized tax benefits was $111 for the three and nine months ended August 30, 2014 and $221 for the three and nine months ended August 31, 2013. During the second quarter of 2014, the state of New York enacted legislation affecting various corporate tax issues, including the usage of state net operating losses.   Based on this legislation, prior limitations on our ability to use those net operating losses have been removed.  Thus, we have changed our realization assessment for the deferred tax assets associated with those net operating losses and removed the related valuation allowance resulting in a tax benefit of $190 for the nine months ended August 30, 2014.   Our federal tax return for the fiscal year ended November 24, 2012 is currently under examination by the Internal Revenue Service.

7 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 30, 2014

(Dollars in thousands except share and per share data)

3. Accounts Receivable

Accounts receivable consists of the following:

	August 30, 2014	November 30, 2013
Gross accounts receivable	$17,440	$17,687
Allowance for doubtful accounts	(1,543)	(1,607)
Accounts receivable, net	$15,897	$16,080

At August 30, 2014 and November 30, 2013 approximately 49% and 50%, respectively, of gross accounts receivable, and approximately 68% and 64%, respectively, of the allowance for doubtful accounts were attributable to amounts owed to us by our licensees. Our remaining receivables are primarily due from national account and traditional distribution channel customers.

Activity in the allowance for doubtful accounts was as follows:

	2014	2013

Balance at November 30, 2013	$1,607	$1,789
Additions charged to expense	164	361
Write-offs and other deductions	(228)	(543)
Balance at August 30, 2014	$1,543	$1,607

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

AUGUST 30, 2014

(Dollars in thousands except share and per share data)

4. Inventories

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method.

Inventories were comprised of the following:

	August 30, 2014	November 30, 2013
Wholesale finished goods	$27,801	$28,450
Work in process	311	277
Raw materials and supplies	8,398	8,029
Retail merchandise	26,949	25,167
Total inventories on first-in, first-out method	63,459	61,923
LIFO adjustment	(7,943)	(7,561)
Reserve for excess and obsolete inventory	(1,296)	(1,293)
	$54,220	$53,069

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 30, 2013	$1,001	$292	$1,293
Additions charged to expense	923	316	1,239
Write-offs	(984)	(252)	(1,236)
Balance at August 30, 2014	$940	$356	$1,296

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

AUGUST 30, 2014

(Dollars in thousands except share and per share data)

5. Unconsolidated Affiliated Companies

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors, and also provides home delivery services to furniture retailers. We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business. In addition, Zenith provides home delivery services for several of our Company-owned retail stores. Our investment in Zenith was $7,787 and $7,254 at August 30, 2014 and November 30, 2013, respectively. At August 30, 2014 and November 30, 2013, we owed Zenith $2,234 and $2,580, respectively, for services rendered to us. We believe the transactions with Zenith are at current market rates. We recorded the following income from Zenith in other loss, net, in our condensed consolidated statements of income and retained earnings:

	Quarter Ended		Nine Months Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Earnings recognized	$190	$184	$534	$466

In connection with the sale of our interest in International Home Furnishings Center, Inc. on May 2, 2011, $2,348 remained held in escrow at November 30, 2013, and was included as a receivable in other current assets in our condensed consolidated balance sheets. This escrow was released to us in full during the second quarter of fiscal 2014.

6. Real Estate Notes Payable and Bank Credit Facility

Real Estate Notes Payable

The real estate notes payable are summarized as follows:

	August 30, 2014	November 30, 2013
Real estate notes payable	$2,538	$2,746
Less:
Current portion of real estate notes payable	(293)	(279)
	$2,245	$2,467

Two of our retail real estate properties have been financed through commercial mortgages with interest rates of 6.73%. These mortgages are collateralized by the respective properties with net book values totaling approximately $6,161 and $6,262 at August 30, 2014 and November 30, 2013, respectively. The portion of these mortgages due within one year, $293 and $279 as of August 30, 2014 and November 30, 2013, respectively, is included in other current liabilities in the accompanying condensed consolidated balance sheets. The long-term portion, $2,245 and $2,467 as of August 30, 2014 and November 30, 2013, respectively, is presented as real estate notes payable in the condensed consolidated balance sheets.

The fair value of these mortgages was $2,498 and $2,684 at August 30, 2014 and November 30, 2013, respectively. In determining the fair value, we utilized current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 10.

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

10 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 30, 2014

(Dollars in thousands except share and per share data)

At August 30, 2014, we had $216 outstanding under standby letters of credit, leaving availability under our credit line of $14,784.

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

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores. We had obligations of $94,427 and $96,421 at August 30, 2014 and November 30, 2013, respectively, for future minimum lease payments under non-cancelable operating leases having initial terms in excess of one year.

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $3,795 and $3,698 at August 30, 2014 and November 30, 2013, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at August 30, 2014 and November 30, 2013 was not material.

In June of 2014, we placed $1,150 on deposit with one of our insurance carriers as security to guarantee our obligations under certain insurance policies. This deposit is included in other current assets in our condensed consolidated balance sheet as of August 30, 2014. Prior to June 2014, this collateral obligation was satisfied by a standby letter of credit.

11 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 30, 2014

(Dollars in thousands except share and per share data)

8. Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for this plan was $9,305 and $9,775 as of August 30, 2014 and November 30, 2013, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	August 30, 2014	November 30, 2013
Accrued compensation and benefits	$810	$810
Post employment benefit obligations	8,495	8,965

Total pension liability	$9,305	$9,775

Components of net periodic pension costs are as follows:

	Quarter Ended		Nine Months Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Service cost	$20	$18	$59	$53
Interest cost	93	87	279	262
Amortization of transition obligation	10	11	32	32
Amortization of loss	31	20	92	61

Net periodic pension cost	$154	$136	$462	$408

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. During the third quarter of fiscal 2014, we recorded a credit to income of $124 due to a change in our estimate of the future obligation of a former employee. We recognized expense (income) under this plan as follows:

	Quarter Ended		Nine Months Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Deferred compensation plan expense (income)	$(52)	$72	$92	$216

12 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 30, 2014

(Dollars in thousands except share and per share data)

Our liability under this plan was $2,232 and $2,555 as of August 30, 2014 and November 30, 2013, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	August 30, 2014	November 30, 2013
Accrued compensation and benefits	$373	$373
Post employment benefit obligations	1,859	2,182

Total deferred compensation liability	$2,232	$2,555

13 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 30, 2014

(Dollars in thousands except share and per share data)

9. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended August 30, 2014

Basic earnings per share	$2,256	10,475,945	$0.22
Add effect of dilutive securities:
Options and restricted shares	-	135,209	(0.01)
Diluted earnings per share	$2,256	10,611,154	$0.21

For the quarter ended August 31, 2013:

Basic earnings per share	$556	10,742,625	$0.05
Add effect of dilutive securities:
Options and restricted shares	-	163,204	-
Diluted earnings per share	$556	10,905,829	$0.05

For the Nine Months ended August 30, 2014:

Basic earnings per share	$5,650	10,596,433	$0.54
Add effect of dilutive securities:
Options and restricted shares	-	138,627	(0.01)
Diluted earnings per share	$5,650	10,735,060	$0.53

For the Nine Months ended August 31, 2013:

Basic earnings per share	$3,489	10,717,506	$0.33
Add effect of dilutive securities:
Options and restricted shares	-	161,679	(0.01)
Diluted earnings per share	$3,489	10,879,185	$0.32

For the three and nine months ended August 30, 2014 and August 31, 2013, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Nine Months Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Stock options	207,500	415,000	207,500	472,500
Unvested shares	-	70,000	66,339	81,295

Total anti-dilutive securities	207,500	485,000	273,839	553,795

14 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 30, 2014

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

Investments

Our short-term investments of $23,125 and $28,125 at August 30, 2014 and November 30, 2013, respectfully, consisted of certificates of deposit (CDs) with original terms generally ranging from six to twelve months, bearing interest at rates ranging from 0.10% to 0.91%. At August 30, 2014, the weighted average remaining time to maturity of the CDs was approximately eight months and the weighted average yield of the CDs was approximately 0.208%. Each CD is placed with a Federally insured financial institution and all deposits are within Federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at August 30, 2014 and November 30, 2013 approximates their fair value.

We hold an investment in the Fortress Value Recovery Fund I, LLC (“Fortress”). Due to significant declines in net asset values during the first quarter of fiscal 2012, the highly illiquid nature of the investment, and the high degree of uncertainty regarding our ability to recover our investment in the foreseeable future, we fully impaired the carrying amount of this investment during the year ended November 24, 2012. During the three and nine months ended August 30, 2014, we recognized gains of $18 and $207, respectively, resulting from the partial liquidation of Fortress which is included in other loss, net in our consolidated statement of income. The timing and amount of future receipts, if any, from the liquidation of Fortress, remain uncertain, and will be recognized as gains in other income if and when notification of a distribution is received.

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

15 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 30, 2014

(Dollars in thousands except share and per share data)

11. Asset Dispositions and Accrued Lease Exit Costs

Asset Dispositions

During the three and nine months ended August 30, 2014 we received proceeds from the disposition of investment real estate totaling $3,750 and $5,157, respectively. During the first quarter of fiscal 2014 we received $1,407 from the sale of our retail real estate investment property in Henderson, Nevada. This property had been classified as held for sale and included in other current assets in our condensed consolidated balance sheet at November 30, 2013. During the third quarter of fiscal 2014 we received net proceeds in the amount of $3,750 from the sale of our retail real estate investment property located in Denver, Colorado. This asset had been included in retail real estate in our condensed consolidated balance sheet at November 30, 2013. The gains associated with these dispositions for the three and nine months ended August 30, 2014 were not material.

Accrued Lease Exit Costs

The following table summarizes the activity related to our accrued lease exit costs:

Balance at November 30, 2013	$907
Payments on unexpired leases	(456)
Accretion of interest on obligations and other	32

Balance at August 30, 2014	$483
Current portion included in other accrued liabilities	$140
Long-term portion included in other long-term liabilities	343
$483

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

16 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 30, 2014

(Dollars in thousands except share and per share data)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. Therefore the amendments in ASU 2014-09 will become effective for us as of the beginning of our 2018 fiscal year. The Company is currently assessing the impact of implementing the new guidance.

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

●

Investments and real estate. Our investments and real estate segment consists of our short-term investments, our holdings of real estate leased or previously leased as licensee stores, and our equity investment in Zenith. We also hold an investment in Fortress, which we fully reserved during fiscal 2012. Although this segment does not have operating earnings, income or loss from the segment is included in other loss, net, in our consolidated statements of income and retained earnings.

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

17 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 30, 2014

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Nine Months Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Net Sales
Wholesale	$56,069	$52,927	$163,339	$160,820
Retail - Company-owned stores	53,987	46,245	154,401	147,672
Inter-company elimination	(24,870)	(22,020)	(71,722)	(70,268)
Consolidated	$85,186	$77,152	$246,018	$238,224

Income (loss) from Operations
Wholesale	$3,216	$2,367	$9,821	$8,218
Retail - Company-owned stores	(167)	(1,509)	(2,605)	(1,803)
Inter-company elimination	350	(35)	1,160	182
Consolidated	$3,399	$823	$8,376	$6,597

Depreciation and Amortization
Wholesale	$447	$325	$1,108	$998
Retail - Company-owned stores	1,451	1,114	4,008	3,080
Investments and real estate	92	117	312	367
Consolidated	$1,990	$1,556	$5,428	$4,445

Capital Expenditures
Wholesale	$788	$731	$4,013	$2,853
Retail - Company-owned stores	2,690	3,632	11,674	6,694
Investments and real estate	-	-	-	-
Consolidated	$3,478	$4,363	$15,687	$9,547

	As of	As of
	August 30, 2014	November 30, 2013
Identifiable Assets
Wholesale	$113,017	$109,958
Retail - Company-owned stores	88,254	77,331
Investments and real estate	29,515	38,560
Consolidated	$230,786	$225,849

18 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2014

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

With 94 BHF stores at August 30, 2014, we have leveraged our strong brand name in furniture into a network of corporate and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits, and coordinated decorating accessories.  We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor. We continue to strengthen the sales and design talent within our Company-owned retail stores.  Our Design Consultants undergo extensive Design Certification training. This training has strengthened their skills related to our house call and design business, and is intended to increase business with our most valuable customers.

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

The following table summarizes the changes in store count during the nine months ended August 30, 2014:

	November 30, 2013	New Stores*	Closed Stores*	August 30, 2014
Company-owned stores	55	6	(1)	60
Licensese-owned stores	34	-	-	34

Total	89	6	(1)	94

*Does not include openings and closures due to relocation of existing stores within a market.

19 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2014

(Dollars in thousands except share and per share data)

In fiscal 2013, we began a program to increase the Company-owned retail store count and relocate a number of first generation stores to better locations. This program included opening nine new stores and relocating six existing stores in 2013 and 2014. As a result, we spent $11,674 in capital expenditures for new and relocated stores in the first nine months of fiscal 2014 and expect to spend approximately $2,000 during the fourth quarter of 2014. During the nine months ended August 30, 2014, stores in the following locations were opened and relocated:

New Stores	Store Relocations

Forth Worth, Texas	Little Rock, Arkansas
Westport, Connecticut	Boston, Massachusetts
Annapolis, Maryland
Burlington, Massachusetts
Hartsdale, New York
Rockville, Maryland

During the next six months, we expect to relocate stores in San Antonio, Texas and Southlake, Texas. During the third quarter of fiscal 2014 we closed our Company-owned store in Plano, Texas.

We expect to continue opening new stores in the future, primarily in underpenetrated markets where we currently have stores. We and certain licensees are actively engaged in site selection and lease negotiations for several locations and expect to open at least three to five new stores in 2015. While we currently expect to renew or extend three leases for Company-owned stores that expire in 2015, we will continue to evaluate whether it is more appropriate to reposition the stores to a more favorable location within the market as we do with any leases that come up for renewal.

As with any retail operation, prior to opening a new store we incur such expenses as rent, training costs and other payroll related costs. These costs generally range between $100 to $300 per store depending on the overall rent costs for the location and the period between the time when we take possession of the physical store space and the time of the store opening. Generally, rent payments between time of possession and opening of a new store are deferred and therefore rent costs recognized during that time do not require cash. Inherent in our retail business model, we also incur significant losses in the first two to three months of operation following a new store opening. Similar to other furniture retailers, we do not recognize a sale in the income statement until the furniture is delivered to our customer. Because our retail business model does not involve maintaining a stock of retail inventory that would result in quick delivery, and because of the custom nature of our furniture offerings, delivery to our customers usually does not occur until 30 days after an order is placed. We generally require a deposit at the time of order and collect the remaining balance when the furniture is delivered at which time the sale is recorded in the income statement. Coupled with the previously discussed store pre-opening costs, total start-up losses can range from $300 to $500 per store. While this expansion is initially costly to our operating results, we believe our site selection and new store presentation will result in locations that operate at or above a retail break-even level within 12 months of their opening. Even as these stores ramp up to break-even, we are realizing additional wholesale sales volume that will leverage the fixed costs in our wholesale business.

Our wholesale operations include an upholstery plant in Newton, North Carolina that produces a wide range of upholstered furniture. We believe that we are an industry leader with our quick-ship custom upholstery offerings. We also operate a custom dining manufacturing facility in Martinsville, Virginia. Most of our wood furniture and certain of our upholstery offerings are sourced through several foreign plants, primarily in Vietnam, Indonesia and China. We define imported product as fully finished product that is sourced internationally. For the nine months ended August 30, 2014, approximately 42% of our wholesale sales were of imported product compared to 47% for the nine months ended August 31, 2013.

20 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2014

(Dollars in thousands except share and per share data)

Results of Operations – Three and nine months ended August 30, 2014 compared with three and nine months ended August 31, 2013:

Net sales, gross profit, selling, general and administrative (SG&A) expense, and income from operations were as follows for the periods ended August 30, 2014 and August 31, 2013:

	Quarter Ended				Nine Months Ended*
	August 30, 2014		August 31, 2013		August 30, 2014		August 31, 2013

Net sales	$85,186	100.0%	$77,152	100.0%	$246,018	100.0%	$238,224	100.0%
Gross profit	45,018	52.8%	38,723	50.2%	130,584	53.1%	121,909	51.2%
SG&A expenses	41,510	48.7%	37,822	49.0%	120,991	49.2%	115,017	48.3%
New store pre-opening costs	109	0.1%	78	0.1%	1,217	0.5%	295	0.1%

Income from operations	$3,399	4.0%	$823	1.1%	$8,376	3.4%	$6,597	2.8%

* 39 weeks for fiscal 2014 as compared to 40 weeks for fiscal 2013.

On a consolidated basis, we reported net sales for the third quarter of 2014 of $85,186, as compared to $77,152 for the third quarter of 2013, a 10.4% increase. Net sales for the nine months ended August 30, 2014 were $246,018, a 3.3% increase from the comparable period of 2013. Because of our fiscal calendar, the nine months ended August 31, 2013 consisted of 40 weeks compared to 39 weeks for the first nine months of 2014. On an average weekly basis (normalizing for the extra week in the first nine months of 2013), consolidated net sales increased 5.9%. Operating income was $3,399 for the third quarter of 2014 as compared to $823 for the third quarter of 2013, an increase of $2,576 primarily attributable to higher margins in our wholesale operations along with improved pricing strategies and higher comparable-store sales in our retail operations. For the nine months ended August 30, 2014, operating income was $8,376, an increase of $1,779 from the first nine months of 2013 driven primarily by improved wholesale margins along with improved pricing strategies at retail, partially offset by higher new store related costs (both pre- and post- opening), as we opened six new stores during the first nine months of 2014 compared to two in the first nine months of 2013.

21 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2014

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

22 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2014

(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on consolidated income from operations in the consolidation of our segment results:

	Quarter Ended August 30, 2014
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$56,069	$53,987	$(24,870	) (1)	$85,186
Gross profit	18,230	26,933	(145	) (2)	45,018
SG&A expense	15,014	26,991	(495	) (3)	41,510
New store pre-opening costs	-	109	-		109
Income (loss) from operations	$3,216	$(167)	$350		$3,399

	Quarter Ended August 31, 2013
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$52,927	$46,245	$(22,020	) (1)	$77,152
Gross profit	17,023	22,191	(491	) (2)	38,723
SG&A expense	14,656	23,622	(456	) (3)	37,822
New store pre-opening costs	-	78	-		78
Income (loss) from operations	$2,367	$(1,509)	$(35)		$823

	Nine Months Ended August 30, 2014*
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$163,339	$154,401	$(71,722	) (1)	$246,018
Gross profit	53,789	77,054	(259	) (2)	130,584
SG&A expense	43,968	78,442	(1,419	) (3)	120,991
New store pre-opening costs	-	1,217	-		1,217
Income (loss) from operations	$9,821	$(2,605)	$1,160		$8,376

	Nine Months Ended August 31, 2013*
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$160,820	$147,672	$(70,268	) (1)	$238,224
Gross profit	52,624	70,478	(1,193	) (2)	121,909
SG&A expense	44,406	71,986	(1,375	) (3)	115,017
New store pre-opening costs	-	295	-		295
Income (loss) from operations (4)	$8,218	$(1,803)	$182		$6,597

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the change for the period in the elimination of intercompany profit in ending retail inventory.
(3)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.
(4)	Excludes the effects of restructuring and asset impairment charges and lease exit costs. These charges are not allocated to our segments.

* 39 weeks for fiscal 2014 as compared to 40 weeks for fiscal 2013.

23 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2014

(Dollars in thousands except share and per share data)

The following is a discussion of operating results for our wholesale and retail segments:

Wholesale segment

Results for the wholesale segment for the three months ended August 30, 2014 and August 31, 2013 are as follows:

	Quarter Ended				Nine Months Ended*
	August 30, 2014		August 31, 2013		August 30, 2014		August 31, 2013

Net sales	$56,069	100.0%	$52,927	100.0%	$163,339	100.0%	$160,820	100.0%
Gross profit	18,230	32.5%	17,023	32.2%	53,789	32.9%	52,624	32.7%
SG&A expenses	15,014	26.8%	14,656	27.7%	43,968	26.9%	44,406	27.6%

Income from operations	$3,216	5.7%	$2,367	4.5%	$9,821	6.0%	$8,218	5.1%

* 39 weeks for fiscal 2014 as compared to 40 weeks for fiscal 2013

Quarterly Analysis of Results – Wholesale

Net sales for the wholesale segment were $56,069 for the third quarter of 2014 as compared to $52,927 for the third quarter of 2013, an increase of 5.9%. Shipments to the BHF store network increased 9.2% from the comparable prior year period while shipments outside of the BHF store network increased 1.8%. Gross margins for the wholesale segment increased 30 basis points to 32.5% for the third quarter of 2014 as compared with 32.2% for the third quarter of 2013. This increase was primarily due to improved margins in the upholstery operations with higher sales volumes providing greater leverage of fixed costs. Wholesale SG&A increased $358 to $15,014 for the third quarter of 2014 as compared to $14,656 for the third quarter of 2013. SG&A as a percentage of sales decreased to 26.8% for the third quarter of 2014 as compared to 27.7% for the third quarter of 2013 due primarily to greater leverage of fixed costs from higher sales volumes and tighter expense control. Income from operations was $3,216, or 5.7% of sales, for the third quarter of 2014 as compared to $2,367, or 4.5% of sales, for the comparable prior year period.

24 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2014

(Dollars in thousands except share and per share data)

Year-to-date Analysis of Results - Wholesale

Net sales for the wholesale segment were $163,339 for the nine months ended August 30, 2014 as compared to $160,820 for the comparable prior year period, an increase of 1.6%. On an average weekly basis (normalizing for the extra week in the first 9 months of 2013), wholesale net sales increased 4.2%. Average weekly shipments outside of the BHF store network increased 10.9%, while average weekly shipments to the BHF stores were flat compared with the prior year period. We have gained market share in the traditional furniture store channel as recent product offerings have been well received. Sales to our BHF store network were negatively impacted by slower business during the winter months from inclement weather along with overall softness in the demand for wood furniture. Gross margins for the wholesale segment increased 20 basis points to 32.9% for the first nine months of 2014 as compared with 32.7% for the first nine months of 2013. Wholesale SG&A decreased $438 to $43,968 for the first nine months of 2014 as compared to $44,406 for the first nine months of 2013 primarily due to lower fixed SG&A. SG&A as a percentage of sales decreased to 26.9% as compared to 27.6% for the prior year period primarily due to tighter expense control. Income from operations was $9,821, or 6.0% of sales, for the nine months ended August 30, 2014 as compared to $8,218, or 5.1% of sales, for the comparable prior year period.

Wholesale shipments by type:	Quarter Ended				Nine Months Ended*
	August 30, 2014		August 31, 2013		August 30, 2014		August 31, 2013

Wood	$21,694	38.7%	$22,251	42.0%	$63,462	38.9%	$66,716	41.5%
Upholstery	33,975	60.6%	30,262	57.2%	98,707	60.4%	92,698	57.6%
Other	400	0.6%	414	0.9%	1,170	0.7%	1,406	0.9%
Total	$56,069	100.0%	$52,927	100.0%	$163,339	100.0%	$160,820	100.0%

* 39 weeks for fiscal 2014 as compared to 40 weeks for fiscal 2013

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $14,352 at August 30, 2014 as compared with $13,038 at August 31, 2013.

Retail – Company-owned stores segment

Results for the retail segment for the three months ended August 30, 2014 and August 31, 2013 are as follows:

	Quarter Ended				Nine Months Ended*
	August 30, 2014		August 31, 2013		August 30, 2014		August 31, 2013

Net sales	$53,987	100.0%	$46,245	100.0%	$154,401	100.0%	$147,672	100.0%
Gross profit	26,933	49.9%	22,191	48.0%	77,054	49.9%	70,478	47.7%
SG&A expenses	26,991	50.0%	23,622	51.1%	78,442	50.8%	71,986	48.7%
New store pre-opening costs	109	0.2%	78	0.2%	1,217	0.8%	295	0.2%
Loss from operations	$(167)	-0.3%	$(1,509)	-3.3%	$(2,605)	-1.7%	$(1,803)	-1.2%

25 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2014

(Dollars in thousands except share and per share data)

Results for the comparable stores† (53 stores for the quarters ended August 30, 2014 and August 31, 2013, 51 stores for the nine months ended August 30, 2014 and August 31, 2013) are as follows:

	Quarter Ended				Nine Months Ended*
	August 30, 2014		August 31, 2013		August 30, 2014		August 31, 2013

Net sales	$48,913	100.0%	$43,364	100.0%	$139,789	100.0%	$138,303	100.0%
Gross profit	24,393	49.9%	20,847	48.1%	69,597	49.8%	66,041	47.8%
SG&A expenses	23,920	48.9%	22,283	51.4%	69,467	49.7%	66,838	48.3%
Income (loss) from operations	$473	1.0%	$(1,436)	-3.3%	$130	0.1%	$(797)	-0.7%

† “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended				Nine Months Ended*
	August 30, 2014		August 31, 2013		August 30, 2014		August 31, 2013

Net sales	$5,074	100.0%	$2,881	100.0%	$14,612	100.0%	$9,369	100.0%
Gross profit	2,540	50.1%	1,344	46.7%	7,457	51.0%	4,437	47.4%
SG&A expenses	3,071	60.5%	1,339	46.5%	8,975	61.4%	5,148	54.9%
New store pre-opening costs	109	2.1%	78	2.7%	1,217	8.3%	295	3.1%
Loss from operations	$(640)	-12.6%	$(73)	-2.5%	$(2,735)	-18.7%	$(1,006)	-10.8%

 * 39 weeks for fiscal 2014 as compared to 40 weeks for fiscal 2013

Quarterly Analysis of Results – Retail

Our Company-owned stores had sales of $53,987 during the quarter ended August 30, 2014 as compared to $46,245 during the quarter ended August 31, 2013, an increase of 16.7%. This increase was comprised primarily of a $5,549, or 12.8%, increase in comparable store sales along with a $2,193 increase in non-comparable store sales as a result of opening seven new stores in the last twelve months.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 12% for the third quarter of 2014 compared to the third quarter of 2013.

The consolidated retail operating loss for the third quarter of 2014 was $167 compared to an operating loss of $1,509 million in the third quarter of 2013. The 53 comparable stores recognized operating income of $473 for the third quarter of 2014 as compared to a loss of $1,436 for the comparable prior year period. Gross margins at our comparable stores improved to 49.9% compared to 48.1% in the comparable prior year period due primarily to improved pricing strategies. SG&A expenses for comparable stores increased $1,637 to $23,920, while as a percentage of sales comparable-store SG&A expenses declined to 48.9% as compared to 51.4% for the third quarter of fiscal 2013. This decrease as a percentage of net sales is primarily due to greater leverage of fixed costs due to higher sales volumes. During the third quarter of 2014 we completed a store relocation in Boston, Massachusetts. In connection with this relocation we incurred $27 of overlapping rent while the store was in the process of being relocated. As with new store openings as described below, we begin to recognize rent expense at the date we take possession of the new store location. We will effectively recognize rent expense on both locations until the date that the previously existing store closes. We define a store relocation as the closing of one store and opening of another store in the same market within a short period of time. Since there is no change in the store count for a specific market, we continue to include relocation costs as part of the comparable store operations.

26 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2014

(Dollars in thousands except share and per share data)

Losses from the non-comparable stores in the third quarter of fiscal 2014 were $640 which includes $109 of costs incurred prior to the opening of one store during the third quarter. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $100 to $300 per store based on the overall rent costs for the location and the period between the time when we take physical possession of the store space and when the store opens. Also included in the non-comparable store loss is $260 in post-opening losses from two new stores. We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $300 to $500 per store. The remaining non-comparable stores incurred an operating loss of $271 for the third quarter of 2014.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Year-to-Date Analysis of Results – Retail

Our Company-owned stores had sales of $154,401 during the nine months ended August 30, 2014 as compared to $147,672 for the comparable prior year period. This increase was comprised primarily of a $5,243 increase in non-comparable store sales along with a $1,486 increase in comparable store sales. Normalizing for the extra week in 2013, overall net sales increased 7.2% while comparable store net sales increased 3.7%.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Normalized written sales for comparable stores increased 0.9% for the first nine months of 2014 compared to the first nine months of 2013.

The consolidated retail operating loss for the first nine months of 2014 increased by $802 to $2,605 as compared to a loss of $1,803 in the first nine months of 2013. This loss was driven largely by increased new store related opening costs, overlapping rent costs incurred during the transition period for store relocations, and initial operating losses at newly opened locations.

The 51 comparable stores earned operating income of $130 for the first nine months of 2013 as compared to an operating loss of $797 for the comparable prior year period. Gross margins at our comparable stores improved to 49.8% compared to 48.3% in the comparable prior year period due primarily to improved pricing strategies. SG&A expenses for comparable stores increased $2,629 to $69,467 or 49.7% of sales as compared to 48.3% for the first nine months of fiscal 2013. This increase is primarily due to planned increases in advertising spending, higher health care benefit costs, increased other overhead costs as the store network continues to grow and the effects of having one less week to leverage fixed costs. In addition, we incurred $222 of overlapping rent incurred while two stores were in the process of being relocated. As with new store openings as described below, we begin to recognize rent expense at the date we take possession of the new store location. We will effectively recognize rent expense on both locations until the date that the previously existing store closes. We completed relocations in Little Rock, Arkansas and Boston, Massachusetts during the first nine months of fiscal 2014. We define a store relocation as the closing of one store and opening of another store in the same market. Since there is no change in the store count for a specific market, we continue to include relocation costs as part of the comparable store operations.

Losses from the non-comparable stores during the nine months ended August 30, 2014 were $2,735 which includes $1,217 of costs incurred prior to the opening of six stores during the first nine months of 2014. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its open and generally range between $100 to $300 per store based on the overall rent costs for the location and the period between the time when we take physical possession of the store space and the time when the store opens. Also included in the non-comparable store loss is $983 in post-opening losses from these six store openings. We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $300 to $500 per store. The remaining non-comparable stores incurred an operating loss of $535 for the first nine months of 2014.

27 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2014

(Dollars in thousands except share and per share data)

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Retail Comparable Store Sales Increases

	Quarter Ended		Nine Months Ended*
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Delivered	12.8%	3.9%	1.1%	9.5%
Written	12.4%	0.3%	0.9%	9.2%

*

39 weeks for fiscal 2014 as compared to 40 weeks for fiscal 2013. On an average weekly basis for the nine months ended August 31, 2013, the increases in delivered and written comparable store sales were 6.8% and 6.4%, respectively.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $26,827, or an average of $447 per open store at August 30, 2014 as compared with $18,888, or an average of $343 per open store at August 31, 2013.

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

Other loss, net, for the third quarter of fiscal 2014 was $65 as compared to $229 for the third quarter of fiscal 2013. This change is primarily attributable to the recognition of $165 in death benefits received from life insurance policies covering a former executive.

Other loss, net, for the nine months ended August 30, 2014 was $52 as compared to $1,026 for the nine months ended August 31, 2013. This change is primarily attributable to the recognition of $827 in death benefits received from life insurance policies covering former executives, compared with $304 of similar proceeds received during the first nine months of 2013, and a $207 gain resulting from the recovery of a portion of our investment in Fortress due to a partial liquidation of the fund.

28 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2014

(Dollars in thousands except share and per share data)

We own 49% of Zenith, which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers.  We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business.  In addition, Zenith provides home delivery services for almost half of our Company-owned retail stores. We believe our partnership with Zenith allows us to focus on our core competencies of manufacturing and marketing home furnishings. Zenith focuses on offering Bassett customers best-of-class service and handling. We consider the expertise that Zenith exhibits in logistics to be a significant competitive advantage for us. In addition, we believe that Zenith is well positioned to take advantage of current growth opportunities for providing logistical services to the furniture industry. Our equity in the income of Zenith, included in other loss, net, was $190 and $534 for the three and nine months ended August 30, 2014, respectively and $184 and $466 for the three and nine months ended August 31, 2013, respectively. Our investment in Zenith was $7,787 and $7,254 at August 30, 2014 and November 30, 2013, respectively.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rate for the three and nine months ended August 30, 2014 differs from the federal statutory rate primarily due to the effects of state income taxes, permanent differences resulting from non-deductible, non-taxable life insurance proceeds, and the expiration of the statute of limitations on certain previously unrecognized tax benefits. The benefit arising from the expiration of that statute of limitations on certain previously unrecognized tax benefits was $111 for the three and nine months ended August 30, 2014 and $221 for the three and nine months ended August 31, 2013. During the second quarter of 2014, the state of New York enacted legislation affecting various corporate tax issues, including the usage of state net operating losses.   Based on this legislation, prior limitations on our ability to use those net operating losses have been removed.  Thus, we have changed our realization assessment for the deferred tax assets associated with those net operating losses and removed the related valuation allowance resulting in a tax benefit of $190 for the nine months ended August 30, 2014.   Our federal tax return for the fiscal year ended November 24, 2012 is currently under examination by the Internal Revenue Service.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for the first nine months of 2014 was $18,270 compared to cash provided by operations of $103 for the first nine months of 2013, representing an improvement of $18,167 in cash flows from operations. The improvement is primarily the result of better overall working capital management coupled with improved profitability. In addition, we received $2,119 in tenant improvement funds during the first nine months of 2014 associated with leasing new stores and store relocations. Cash provided by operations during the first nine months of 2014 was partially reduced by the placement of a $1,150 collateral deposit with one of our insurance carriers during the third quarter.

Our overall cash position has increased by $6,709 during the first nine months of 2014. Cash provided by operations was partially offset by net cash used in investing activities of $2,459, primarily consisting of capital expenditures for retail store expansion, remodeling and relocations substantially offset by proceeds from the maturity of short-term investments in certificates of deposit, the release of the remaining escrowed funds from the 2011 sale of our interest in International Home Furnishings Center, Inc., and proceeds from the disposition of real estate investment properties. Cash used in financing activities totaled $9,102, consisting primarily of dividend payments and stock repurchases under our existing share repurchase plan, of which $7,006 remains authorized as of August 30, 2014. With cash and cash equivalents and short-term investments totaling $42,567 on hand at August 30, 2014, we believe we have sufficient liquidity to fund operations for the foreseeable future.

29 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2014

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

At August 30, 2014, we had $216 outstanding under standby letters of credit, leaving availability under our credit line of $14,784.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $27,959 at August 30, 2014. All other retail real estate that we own is currently leased to non-licensees and is reported as retail real estate in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our investments/real estate segment, was $6,390 at August 30, 2014.

The following table summarizes our total investment in retail real estate owned at August 30, 2014:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	11	276,887	$27,959

Investment real estate:
Leased to others	3	67,521	6,337
Other (2)	-	-	53

Total included in retail real estate	3	67,521	6,390

Total Company investment in retail real estate	14	344,408	$34,349

(1)	Includes two properties encumbered under mortgages totalling $2,538 at August 30, 2014.
(2)	Consists of leasehold improvements in locations leased by the Company and subleased to licensees.

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

30 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2014

(Dollars in thousands except share and per share data)

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 7 to our condensed consolidated financial statements for further information regarding certain contingencies as of August 30, 2014.

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

We have potential exposure to market risk related to the current weakness in the commercial real estate market. Our retail real estate holdings of $6,390 at August 30, 2014 for stores currently or formerly operated by licensees as well as our holdings of $27,959 at August 30, 2014 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $3,795 which we have guaranteed on behalf of licensees as of August 30, 2014, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

AUGUST 30, 2014

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

AUGUST 31, 2014

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 1, 2014 – July 5, 2014	83,200	$12.93	83,200	$7,622
July 6, 2014 – August 2, 2014	43,708 (2)	$15.34	14,000	$7,416
August 3, 2014 – August 30, 2014	27,900	$14.69	27,900	$7,006

(1)

The Company’s Board of Directors originally authorized the repurchase of up to $60,000 in Company stock. This repurchase plan was announced on June 23, 1998. On March 17, 2009, the Board of Directors increased the repurchase plan by $20,000.

(2)	Includes 29,708 previously issued restricted shares withheld upon vesting to pay withholding taxes.

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

a.	Exhibits:

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

AUGUST 31, 2014

(Dollars in thousands except share and per share data)

Exhibit 32b – Chief Accounting Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended August 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income and retained earnings, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

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
October 2, 2014

/s/	J. MICHAEL DANIEL
J. Michael Daniel, Senior Vice President and Chief Financial Officer
October 2, 2014

35 of 35