Form 10-K
period 2014-11-29
BASSETT FURNITURE INDUSTRIES INC
filed 2015-01-22
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 29, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 31, 2014 was $144,819,569.

The number of shares of the Registrant’s common stock outstanding on January 9, 2015 was 10,500,695.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be held March 11, 2015, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

As used herein, unless the context otherwise requires, “Bassett,” the “Company,” “we,” “us” and “our” refer to Bassett Furniture Industries, Incorporated and its subsidiaries. References to 2014, 2013, 2012, 2011 and 2010 mean the fiscal years ended November 29, 2014, November 30, 2013, November 24, 2012, November 26, 2011 and November 27, 2010. Please note that fiscal 2013 contained 53 weeks.

Safe-harbor, forward-looking statements

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors, which should be read in conjunction with Item 1A “Risk Factors”, that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

●	competitive conditions in the home furnishings industry

●	general economic conditions, including the strength of the housing market in the United States

●	overall retail traffic levels and consumer demand for home furnishings

●	ability of our customers and consumers to obtain credit

●	Bassett store openings

●	store closings and the profitability of the stores (independent licensees and Company-owned retail stores)

●	ability to implement our Company-owned retail strategies and realize the benefits from such strategies as they are implemented

●	fluctuations in the cost and availability of raw materials, labor and sourced products

●	results of marketing and advertising campaigns

●	information and technology advances

●	future tax legislation, or regulatory or judicial positions

●	ability to efficiently manage the import supply chain to minimize business interruption

●

concentration of domestic manufacturing, particularly of upholstery products, and the resulting exposure to business interruption from accidents, weather and other events and circumstances beyond our control

PART I

ITEM 1.	BUSINESS

(dollar amounts in thousands except per share data)

General

Bassett is a leading vertically integrated manufacturer, importer and retailer of high quality, mid-priced home furnishings. With 94 Bassett Home Furnishings (“BHF”) stores at November 29, 2014, we have leveraged our strong brand name in furniture into a network of corporate and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits, and perfectly coordinated decorating accessories.  We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long term relationships with each customer.  Sales people are referred to as Design Consultants and are trained to evaluate customer needs and provide comprehensive solutions for their home decor.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants. We use a network of over 25 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

In September of 2011, we announced the formation of a strategic partnership with HGTV (Home and Garden Television), a division of Scripps Networks, LLC., which combines our 112 year heritage in the furniture industry with the penetration of 96 million households in the United States that HGTV enjoys today.  As part of this alliance, the in-store design centers have been co-branded with HGTV to more forcefully market the concept of a “home makeover”, an important point of differentiation for our stores that also mirrors much of the programming content on the HGTV network.

Operating Segments

We have strategically aligned our business into three reportable segments: Wholesale, Retail, and Investments and Real Estate.

The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BHF stores (Company-owned and independently-owned retail stores) and independent furniture retailers. The wholesale segment accounted for approximately one half of net sales during fiscal 2014, 2013, and 2012, respectively.

Our retail segment consists of 60 Company-owned and operated stores. The following table shows the number of Company-owned stores by state as of November 29, 2014:

	Number of		Number of
State	Stores	State	Stores
Alabama	1	Mississippi	1
Arizona	2	Missouri	1
Arkansas	1	Nevada	1
California	4	New Jersey	2
Connecticut	4	New York	4
Delaware	1	North Carolina	5
Florida	3	Ohio	1
Georgia	3	South Carolina	1
Kentucky	1	Tennessee	2
Maryland	3	Texas	12
Massachusetts	3	Virginia	4
		Total	60

Our investments and real estate business segment consists of our short-term investments, holdings of retail real estate previously leased as licensee stores, and our equity investment in Zenith Freight Lines, LLC (“Zenith”), which hauls freight and warehouses inventory for the Company. We also hold an interest in the Fortress Value Recovery Fund I, LLC (“Fortress”) which we fully reserved during fiscal 2012.

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

Wholesale shipments by category for the last three fiscal years are summarized below:

	2014		2013		2012

Wood	$86,577	38.7%	$87,935	40.8%	$78,194	42.2%
Upholstery	135,831	60.6%	125,403	58.2%	105,377	56.9%
Other	1,585	0.7%	2,113	1.0%	1,616	0.9%
Total	$223,993	100.0%	$215,451	100.0%	$185,187	100.0%

Approximately 42% of our 2014 wholesale sales were of imported product compared to 46% and 50% in 2013 and 2012, respectively. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers. The decline in imported goods share of our wholesale sales over the last three years has been driven primarily by the increasing share of our custom wood and upholstery product offerings.

The dollar value of our wholesale backlog, representing orders received but not yet shipped to the BHF store network or independent dealers, was $13,644 at November 29, 2014 and $11,916 at November 30, 2013. We expect that the November 29, 2014 backlog will be filled within fiscal 2015, with the majority of our backlog being filled during the first quarter.

We use lumber, fabric, leather, foam and other materials in the production of wood and upholstered furniture. These components are purchased from a variety of domestic and international suppliers and are widely available. The price of foam, which is highly dependent on the cost of petroleum, has shown significant volatility in recent years We currently assemble and finish these components in our two plants in the United States.

Retail Segment Overview – Company-Owned Retail Stores

The retail furniture industry remains very competitive and includes local furniture stores, regional furniture retailers, national department and chain stores and single-vendor branded retailers. As a whole, our store network with 60 Company-owned stores and 34 licensee-owned, ranks in the top 30 in retail furniture sales in the United States. We expect to continue opening new stores in the future, primarily in underpenetrated markets where we currently have stores. We and certain licensees are actively engaged in site selection and lease negotiations for several locations and expect to open three to five new stores in 2015. While we currently expect to renew or extend three leases for Company-owned stores that expire in 2015, we will continue to evaluate whether it is more appropriate to reposition the stores to a more favorable location within the market as we do with any leases that come up for renewal. Specific plans for 2015 currently include opening new stores in Los Angeles (Woodland Hills), California and Dulles, Virginia, and the relocation of stores in San Antonio, Texas and Southlake, Texas where the leases expired in late 2014.

Net sales for our Company-owned retail stores for the last three fiscal years are summarized below:

	2014	2013	2012

Net sales	$216,631	$199,380	$171,633

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

	November 29,	November 30,	November 24,
	2014	2013	2012

Investments in certificates of deposit	$23,125	$28,125	$-
Certain retail real estate	6,302	10,435	12,736
Retail real estate held for sale	-	1,401	-
Zenith (Recorded in Other long-term assets)	7,915	7,254	6,484

Our short-term investments at November 29, 2014 consist of certificates of deposit (CDs) with original terms generally ranging from six to twelve months, bearing interest at rates ranging from 0.10% to 0.91% with a weighted average yield of approximately 0.21%. At November 29, 2014, the weighted average remaining time to maturity of the CDs was approximately five months. Each CD is placed with a federally insured financial institution and all deposits are within Federal deposit insurance limits.

We hold investments in retail store properties that we had previously leased to licensees. These holdings, which also include closed store real estate currently leased to non-licensees, are presented as a long-term asset in our consolidated balance sheets with the exception of one property which was included in other current assets as real estate held for sale at November 30, 2013 (the property was sold on December 26, 2013). These real estate holdings are typically in urban, high-traffic retail locations. See Item 2, Properties, for additional information about our retail real estate holdings.

We own 49% of Zenith Freight Lines, LLC (“Zenith”), which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers. We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business. In addition, Zenith provides home delivery services for almost half of our Company-owned retail stores. Zenith offers their customers best-of-class service and handling. We consider the expertise that Zenith exhibits in logistics to be a significant competitive advantage for us. In addition, we believe that Zenith is well positioned to take advantage of current growth opportunities for providing logistical services to the furniture industry.

Our investment in Fortress represented the last remaining asset from the former hedge fund investment holdings of our Alternative Asset Fund, substantially all of which had been liquidated prior to 2010. Due to significant declines in net asset values of Fortress during the first quarter of fiscal 2012, the highly illiquid nature of the investment, and the high degree of uncertainty regarding our ability to recover our investment in the foreseeable future, we fully impaired the carrying amount of this investment during the year ended November 24, 2012. During the year ended November 29, 2014, we recognized gains of $280 resulting from the partial liquidation of Fortress which is included in other loss, net in our consolidated statement of income. The timing and amount of future receipts, if any, from the liquidation of Fortress, remain uncertain, and will be recognized as gains in other income if and when notification of a distribution is received.

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

People

We employed 1,568 people as of November 29, 2014, of which 790 were employed in our retail segment and 778 were employed in our wholesale segment. None of our employees are subject to collective bargaining arrangements and we have not experienced any recent work stoppages. We consider our relationship with our employees to be good.

Foreign and Domestic Operations and Export Sales

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $4,774, $4,603, and $4,956 in 2014, 2013, and 2012, respectively. At November 29, 2014 and November 30, 2013, we had $4,143 and $3,705, respectively of our finished goods inventory physically warehoused in Vietnam and Indonesia.

Major Customers

Our risk exposure related to our customers, consisting primarily of trade accounts receivable along with certain guarantees, net of recognized reserves, totaled approximately $18,866 and $20,235 at November 29, 2014 and November 30, 2013, respectively. At November 29, 2014 approximately 24% of the aggregate risk exposure, net of reserves, was attributable to two licensees. At November 30, 2013, approximately 27% of the aggregate risk exposure, net of reserves, was attributable to two licensees. In fiscal 2014, 2013 and 2012, no customer accounted for more than 10% of total net sales. See note 2 to our Consolidated Financial Statements for additional information.

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

The home furnishings industry has experienced a difficult period over the last seven years marked with depressed housing starts, high unemployment, changing consumer confidence and uncertain fiscal policies. While the economy has improved over the most recent three years, the pace of the recovery continues to be slow by historical standards and remains fragile. Historically, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Should the current economic recovery falter or the current recovery in housing starts stall, consumer confidence and demand for home furnishings could deteriorate which could adversely affect our business through its impact on the performance of our Company-owned stores, as well as our licensees and the ability of a number of them to meet their obligations to us.

Our use of foreign sources of production for a substantial portion of our products exposes us to certain additional risks associated with international operations.

Our use of foreign sources for the supply of many of our products exposes us to risks associated with overseas sourcing.  These risks are related to government regulation, volatile ocean freight costs, delays in shipments, and extended lead time in ordering. Governments in the foreign countries where we source our products may change their laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation and exchange controls which could make it more difficult to service our customers resulting in an adverse effect on our earnings. We could also experience increases in the cost of ocean freight shipping which could have an adverse effect on our earnings. Shipping delays and extended order lead times may adversely affect our ability to respond to sudden changes in demand, resulting in the purchase of excess inventory in the face of declining demand, or lost sales due to insufficient inventory in the face of increasing demand, either of which would also have an adverse effect on our earnings or liquidity.

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

We have a significant amount of accounts receivable attributable to our network of licensee-owned stores. We also guarantee some of the leases of some of our licensees. If these stores do not generate the necessary level of sales and profits, the licensees may not be able to fulfill their obligations to us resulting in additional bad debt expenses and real estate related losses.

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

Retail Segment:

Real estate associated with our retail segment consists of 11 owned locations with an aggregate square footage of 276,887 and a net book value of $27,843. These stores are located as follows:

Concord, North Carolina	Greensboro, North Carolina
Greenville, South Carolina	Fredericksburg, Virginia
Houston, Texas (3 locations)	Gulfport, Mississippi
Knoxville, Tennessee	Las Vegas, Nevada
Louisville, Kentucky

Of these locations, two are subject to land leases and two are subject to mortgages. Our remaining 49 store locations are leased from third-parties.

Other Real Estate Owned:

We hold investments in retail store property that we previously leased to licensees and now lease to others. Such properties consist of three locations with aggregate square footage of 67,521 and net book value of $6,302 at November 29, 2014.

At November 29, 2014, there was one closed store for which we are paying the monthly lease amount due to being the lessee. We have a sublease agreement on this property which helps to defray a portion of the on-going cash requirements.

See Note 17 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

In 2004, the US Environmental Protection Agency (EPA) advised us that we had been identified as a potentially responsible party (PRP) at the Ward Transformer Superfund site in Wake County, North Carolina. The EPA alleges that we are a responsible party because, prior to 1990, we sent transformers to the site for repair that contained certain polychlorinated biphenyls (PCBs) which were allegedly mishandled by the owner/operator of the site. Pursuant to a settlement agreement that we and several other PRPs (the “Initial PRP Group”) entered into with the EPA in 2005, the Initial PRP Group has paid for remediation work conducted at the Ward Transformer site. To date we have spent approximately $1,000 on the remediation of the site, however we estimate that our share of the total liability for remediation of the site should be less. Therefore, through the litigation and collection efforts of the Initial PRP Group, we intend to seek recovery of our excess payment from dozens of other PRPs.

ITEM 4B.	EXECUTIVE OFFICERS OF THE REGISTRANT

John E. Bassett III, 56, has been with the Company since 1981 and served as Vice President of Wood Manufacturing from 1997 to 2001, as Vice President Global Sourcing from 2001 to 2006 and as Senior Vice-President of Global Sourcing since 2006.

Jason W. Camp, 46, joined the Company in 2006 as Senior Vice President of Retail. Prior to joining Bassett, Mr. Camp was with Restoration Hardware, Inc. for nine years advancing to the position of Senior Vice President and General Manager of the Retail Division.

Bruce R. Cohenour, 56, has been with the Company since 2011, serving as Senior Vice President of Sales and Merchandising since January 2013, prior to which he served as Senior Vice President of Upholstery Merchandising. Prior to joining Bassett, Mr. Cohenour was with Hooker Furniture Corp. from 2007 through 2010, serving as Senior Vice President of National Accounts and Business Development until 2009. In 2009, he was promoted to Executive Vice President of Marketing and in 2010, he was promoted to President of the Case Goods Division.

J. Michael Daniel, 53, joined the Company in 2007 as Corporate Controller. From April 2009 through December 2009, he served as Corporate Controller and Interim Chief Financial Officer. In January 2010, he was appointed Vice President and Chief Accounting Officer. In January 2013, he was promoted to Senior Vice President and Chief Financial Officer.

Jay R. Hervey, Esq., 55, has served as the General Counsel, Vice President – Real Estate and Secretary for the Company since 1997.

Mark S. Jordan, 61, joined the Company in 1999 as Plant Manager. In 2001, he was promoted to Vice President of Upholstery Manufacturing and in 2002 he was promoted to Vice President and General Manager-Upholstery. He has served as Senior Vice President of Upholstery since 2006.

Robert H. Spilman, Jr., 58, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information:

Bassett’s common stock trades on the NASDAQ global select market system under the symbol “BSET.” We had approximately 1,300 registered stockholders at November 29, 2014. The range of per share amounts for the high and low market prices and dividends declared for the last two fiscal years are listed below:

	Market Prices of Common Stock
	2014		2013		Dividends Declared
Quarter	High	Low	High	Low	2014	2013

First	$16.19	$13.32	$14.60	$10.93	$0.06	$0.05
Second	16.02	13.13	15.96	12.52	0.06	0.05
Third	15.73	12.07	17.49	13.82	0.08	0.06
Fourth	19.60	13.21	16.19	13.18	0.28	0.26

Issuer Purchases of Equity Securities

(dollar amounts in thousands, except share and per share data)

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 31 – October 4, 2014	67,800	$14.46	67,800	$6,026
October 5 – November 1, 2014	—	—	—	$20,000
November 2 – November 29, 2014	—	—	—	$20,000

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 9, 2014, the Board of Directors increased the remaining limit of the repurchase plan to $20,000.

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

	2014	2013 (1)	2012		2011		2010

Net sales	$340,738	$321,286	$269,672		$253,208		$235,254
Gross profit	$182,421	$165,994	$141,322		$127,566		$112,688
Operating income (loss)	$15,131	$10,005	$5,080	(2)	$(20,622	) (2)	$(4,687)
Gain on sale of affiliate	$-	$-	$-		$85,542	(3)	$-
Other income (loss), net	$(524)	$(1,818)	$6,934	(4)	$(5,169	) (4)	$2,479 (4)
Income (loss) before income taxes	$14,607	$8,187	$12,014		$59,571		$(2,208)
Income tax expense (benefit)	$5,308	$3,091	$(14,699	) (5)	$(4,409)		$206
Net income (loss)	$9,299	$5,096	$26,713		$55,342		$(2,002)
Diluted earnings (loss) per share	$0.87	$0.47	$2.41		$4.79		$(0.17)
Cash dividends declared	$5,085	$4,565	$15,920		$6,757		$-
Cash dividends per share	$0.48	$0.42	$1.45		$0.60		$-
Total assets	$240,746	$225,849	$227,180		$223,174		$197,317
Long-term debt	$1,902	$2,467	$3,053		$3,662		$4,295
Current ratio	2.03 to 1	2.46 to 1	2.52 to 1		2.71 to 1		1.48 to 1
Book value per share	$14.95	$14.50	$14.51		$13.44		$9.20

(1)	Fiscal 2013 contained 53 weeks, whereas all other fiscal years presented above contained 52 weeks.
(2)

See note 15 to the Consolidated Financial Statements related to restructuring and asset impairment charges and lease exits costs of $1,070 recorded in 2012. Fiscal 2011 included restructuring and asset impairment charges of $6,228 as well as licensee debt cancellation charges of $6,447.

(3)	On May 2, 2011 we sold our 46.9% interest in International Home Furnishings Center, Inc. (“IHFC”) resulting in a gain of $85,542.
(4)

See note 8 to the Consolidated Financial Statements related to funds received from the Continued Dumping and Subsidy Offset Act (“CDSOA”) in 2012 of $9,010. During 2011 and 2010, other income (loss), net included income from the CDSOA of $765 and $488, respectively.

(5)	See note 11 to the Consolidated Financial Statements related to the effects of changes in our valuation allowance on deferred tax assets during fiscal 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in thousands)

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

With 94 BHF stores at November 29, 2014, we have leveraged our strong brand name in furniture into a network of corporate and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits, and coordinated decorating accessories.  We believe that our capabilities in custom upholstery have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long-term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor. We continue to strengthen the sales and design talent within our Company-owned retail stores.  Our Design Consultants undergo extensive Design Certification training. This training has strengthened their skills related to our house call and design business, and is intended to increase business with our most valuable customers.

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

In September of 2011, we announced the formation of a strategic partnership with HGTV (Home and Garden Television), a division of Scripps Networks, LLC., which combines our 112 year heritage in the furniture industry with the penetration of 96 million households in the United States that HGTV enjoys today.  As part of this alliance, the in-store design centers have been co-branded with HGTV to more forcefully market the concept of a “home makeover”, an important point of differentiation for our stores that also mirrors much of the programming content on the HGTV network. We believe the new co-branded design centers coupled with the targeted national advertising on HGTV have played a key role in our improved comparable store sales since their introduction following the third quarter of 2012.

The following table summarizes the changes in store count during fiscal 2014:

	November 30, 2013	Openings*	Closed	Transfers	November 30, 2014
Company-owned stores	55	6	(1)	-	60
Licensee-owned stores	34	-	-	-	34
Total	89	6	(1)	-	94

*Does not include openings and closures due to relocation of existing stores within a market.

Due to the improved operating performance of our retail network along with continued improvement in underlying economic factors such as the housing market and consumer confidence, we have begun expanding our retail presence in various parts of the country. As part of this expansion we opened six new stores during fiscal 2014 as well as relocating two others. As a result, we spent $13,836 in capital expenditures for new and relocated stores in 2014. We expect to spend slightly less in 2015.

We expect to continue opening new stores in the future, primarily in underpenetrated markets where we currently have stores. We and certain licensees are actively engaged in site selection and lease negotiations for several locations and expect to open three to five new stores in 2015. While we currently expect to renew or extend three leases for Company-owned stores that expire in 2015, we will continue to evaluate whether it is more appropriate to reposition the stores to a more favorable location within the market as we do with any leases that come up for renewal. Specific plans for 2015 currently include opening new stores in Los Angeles (Woodland Hills), California and Dulles, Virginia, and the relocation of stores in San Antonio, Texas and Southlake, Texas where the lease expired in late 2014. During 2014, stores in the following locations were opened or relocated:

New Stores	Store Relocations
Fort Worth, Texas	Little Rock, Arkansas
Westport, Connecticut	Boston (Chestnut Hill), Massachusetts
Annapolis, Maryland
Burlington, Massachusetts
Hartsdale, New York
Rockville, Maryland

As with any retail operation, prior to opening a new store we incur such expenses as rent, training costs and other payroll related costs. These costs generally range between $100 to $300 per store depending on the overall rent costs for the location and the period between the time when we take possession of the physical store space and the time of the store opening. Generally, rent payments between time of possession and opening of a new store are deferred and therefore rent costs recognized during that time do not require cash. Inherent in our retail business model, we also incur significant losses in the first two to three months of operation following a new store opening. Similar to other furniture retailers, we do not recognize a sale in the income statement until the furniture is delivered to our customer. Because our retail business model does not involve maintaining a stock of retail inventory that would result in quick delivery, and because of the custom nature of our furniture offerings, delivery to our customers usually does not occur until 30 days after an order is placed. We generally require a deposit at the time of order and collect the remaining balance when the furniture is delivered at which time the sale is recorded in the income statement. Coupled with the previously discussed store pre-opening costs, total start-up losses can range from $300 to $500 per store. While this expansion is initially costly to our operating results, we believe our site selection and new store presentation will generally result in locations that operate at or above a retail break-even level within 12 months of their opening. Even as these stores ramp up to break-even, we are realizing additional wholesale sales volume that will leverage the fixed costs in our wholesale business. We expect to continue opening and relocating stores in 2015.

Our wholesale operations include an upholstery plant in Newton, North Carolina that produces a wide range of upholstered furniture. We believe that we are an industry leader with our quick-ship custom upholstery offerings. We also operate a custom dining manufacturing facility in Martinsville, Virginia. Most of our wood furniture and certain of our upholstery offerings are sourced through several foreign plants, primarily in Vietnam, Indonesia and China. We define imported product as fully finished product that is sourced internationally. For fiscal 2014, approximately 42% of our wholesale sales were of imported product compared to 46% for fiscal 2013. Our plans for 2015 include the launch of several significant new product categories. Beginning in the first quarter of 2015 we have introduced Bassett Baby and Kids in an effort to leverage our 70 year history in the juvenile and youth furniture products category. These products will initially be solely available on our website and in BHF retail stores. Another important new product program for 2015 will be “Bench Made”, a selection of American handmade dining furniture that will begin to appear in retail showrooms during the second quarter of 2015. Partnering with nearby hardwood component manufacturers, we will prepare, distress, finish, and assemble an assortment of solid maple tables and chairs in our newly renovated Bassett-owned facility in Bassett, Virginia. Finally, we plan to undertake a major makeover of our imported wood product assortment in 2015. All of these new products have been carefully designed in coordination with our merchants, designers, engineers and finishing technicians to achieve the upscale casual decor that we believe speaks to the Bassett consumer today. These new products are planned to appear in our stores in phases coinciding with key holiday selling periods throughout 2015. Our operating results for 2015 are expected to reflect the start-up costs associated with this increased level of product development activity.

Traffic to our website, www.bassettfurniture.com, continues to grow. The ultimate goal of our digital strategy is to drive traffic to our retailers while deepening interactions with our consumers.  Understanding that more and more consumers are using the web to research before making a purchase, we have worked diligently to enhance our online presence by making it easier for consumers to browse our wide array of goods and build custom furniture.   In 2015, we will continue to make improvements to our website and increase our social media presence to drive more visitors to our website and more qualified prospects to our stores. While sales through our website are currently not material, they have increased significantly in the last several years.  We are leveraging our Company-owned and licensed store network to handle delivery and customer service for orders placed online.

Analysis of Operations

Our fiscal year ends on the last Saturday of November, which periodically results in a 53-week year. Fiscal 2013 contained 53 weeks, while fiscal 2014 and 2012 each contained 52 weeks. Net sales, gross profit, selling, general and administrative (SG&A) expense, bad debt and notes receivable valuation charges, new store pre-opening costs, other charges, and income (loss) from operations were as follows for the years ended November 29, 2014, November 30, 2013 and November 24, 2012:

	2014		2013		2012

Net sales	$340,738	100.0%	$321,286	100.0%	$269,672	100.0%
Gross profit	182,421	53.5%	165,994	51.7%	141,322	52.4%
SG&A	166,073	48.7%	155,318	48.3%	134,801	50.0%
New store pre-opening costs	1,217	0.4%	671	0.2%	371	0.1%
Other charges	-	0.0%	-	0.0%	1,070	0.4%

Income from operations	$15,131	4.4%	$10,005	3.2%	$5,080	1.9%

Sales for fiscal 2014 were $340,738 as compared to $321,286 for 2013 and $269,672 for 2012, representing increases of 6.1% and 19%, respectively. As noted above, fiscal 2013 contained 53 weeks while fiscal 2014 and 2012 contained 52 weeks. On an average weekly basis, sales for 2014 increased 8.1% over 2013. This trend primarily reflects the increase in the number of stores owned and operated by us, as well as growth in our wholesale shipments outside of our licensee network. Our consolidated net sales by segment were as follows:

	2014	2013	2012

Wholesale	$223,993	$215,451	$185,187
Retail	216,631	199,380	171,633
Inter-company elimination	(99,886)	(93,545)	(87,148)
Consolidated net sales	$340,738	$321,286	$269,672

Operating income was $15,131 for 2014 as compared to $10,005 for 2013 and $5,080 for 2012. These increases have been primarily attributable to improved wholesale margins along with improved pricing strategies at retail, partially offset by higher new store related costs (both pre- and post-opening), as we opened six new stores during 2014 as compared with two in 2013 and two in 2012.

During fiscal 2012 our results of operations were negatively impacted by restructuring charges and lease exit costs totaling $1,070. Restructuring charges included a leasehold improvement impairment charge of $123 and closed plant asset impairment charges totaling $588. Lease exit costs totaled $359. See Note 15 of our Consolidated Financial Statements for additional information regarding these charges.

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

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Year Ended November 29, 2014*
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$223,993	$216,631	$(99,886	) (1)	$340,738
Gross profit	74,347	108,457	(383	) (2)	182,421
SG&A expense	60,227	107,768	(1,922	) (3)	166,073
New store pre-opening costs	-	1,217	-		1,217
Income (loss) from operations	$14,120	$(528)	$1,539		$15,131

	Year Ended November 30, 2013*
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$215,451	$199,380	$(93,545	) (1)	$321,286
Gross profit	70,812	96,469	(1,287	) (2)	165,994
SG&A expense	59,929	97,250	(1,861	) (3)	155,318
New store pre-opening costs	-	671	-		671
Income (loss) from operations	$10,883	$(1,452)	$574		$10,005

	Year Ended November 24, 2012*
	Wholesale	Retail	Eliminations		Consolidated

Net sales	$185,187	$171,633	$(87,148	) (1)	$269,672
Gross profit	59,817	82,361	(856	) (2)	141,322
SG&A expense	52,317	84,057	(1,573	) (3)	134,801
New store pre-opening costs	-	371	-		371
Income (loss) from operations (4)	$7,500	$(2,067)	$717		$6,150

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the change for the period in the elimination of intercompany profit in ending retail inventory.
(3)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.
(4)	Excludes the effects of restructuring and impairment charges and lease exit costs. These charges are not allocated to our segments.

* 53 weeks for fiscal 2013 as compared with 52 weeks for fiscal 2014 and 2012.

Wholesale Segment

Net sales, gross profit, selling, general and administrative (SG&A) expense and operating income (loss) from operations for our Wholesale Segment were as follows for the years ended November 29, 2014, November 30, 2013 and November 24, 2012:

	2014		2013		2012

Net sales	$223,993	100.0%	$215,451	100.0%	$185,187	100.0%
Gross profit	74,347	33.2%	70,812	32.9%	59,817	32.3%
SG&A	60,227	26.9%	59,929	27.8%	52,317	28.3%
Income from operations	$14,120	6.3%	$10,883	5.1%	$7,500	4.0%

Wholesale shipments by category for the last three fiscal years are summarized below:

	2014		2013		2012

Wood	$86,577	38.7%	$87,935	40.8%	$78,194	42.2%
Upholstery	135,831	60.6%	125,403	58.2%	105,377	56.9%
Other	1,585	0.7%	2,113	1.0%	1,616	0.9%
Total	$223,993	100.0%	$215,451	100.0%	$185,187	100.0%

Fiscal 2014 as Compared to Fiscal 2013

Net sales for the wholesale segment were $223,993 for 2014 as compared to $215,451 for 2013, an increase of $8,542, or 4.0%. On an average weekly basis (normalizing for the extra week in fiscal 2013), wholesale net sales increased 6.0%. Average weekly wholesale shipments to the open market (outside the Bassett Home Furnishings store network) for 2014 increased 10%, while average weekly shipments to the Bassett Home Furnishings store network increased by 4.2% compared to 2013. We have gained market share in the traditional furniture store channel as recent product offerings have been well received. Sales to our BHF store network were negatively impacted by slower business due to inclement weather during the winter months in early 2014 along with overall softness in the demand for wood furniture. Gross margins for the wholesale segment increased 30 basis points to 33.2% for 2014 as compared to 32.9% for 2013. This increase was primarily due to improved margins in the wood operations over the course of 2014 after discounting of discontinued product earlier in the year, and also due to the increased leveraging of fixed costs from higher sales volume in our upholstery operations. Wholesale SG&A increased $298 to $60,227 for 2014 as compared to $59,929 for 2013. SG&A costs as a percentage of sales decreased to 26.9% as compared to 27.6% for 2013 primarily due to tighter expense control. Income from operations was $14,120, or 6.3% of sales, for fiscal 2014 as compared to $10,883, or 5.1% of sales, for the prior year.

Fiscal 2013 as Compared to Fiscal 2012

Net sales for the wholesale segment were $215,451 for 2013 as compared to $185,187 for 2012, an increase of $30,264, or 16%. On an average weekly basis (normalizing for the extra week in fiscal 2013), wholesale net sales increased 14%. Wholesale shipments to the open market (outside the Bassett Home Furnishings store network) for 2013 increased 38% and shipments to the Bassett Home Furnishings store network increased by 6.3% compared to 2012. This increase in open market shipments was driven by growth in the juvenile and traditional distribution channels. Gross margins for the wholesale segment were 32.9% for 2013 as compared to 32.3% for 2012. Margin improvement in the upholstery operations resulting from greater leverage of fixed costs due to increased sales volumes were partially offset by lower margins in the wood business from increased discounting of discontinued product. Wholesale SG&A increased $7,627 to $59,568 for 2013 as compared to $51,941 for 2013. SG&A costs as a percentage of sales decreased to 27.6% as compared to 28.0% for 2012. Profit improvement from leveraging fixed SG&A costs through higher sales volumes was partially offset by planned increased marketing and advertising costs of $1,072 to drive continued sales growth.

Wholesale Backlog

The dollar value of our wholesale backlog, representing orders received but not yet delivered to dealers and Company stores as of November 29, 2014, November 30, 2013, and November 24, 2012, was as follows:

	2014	2013	2012

Year end wholesale backlog	$13,644	$11,916	$11,988

Retail Segment – Company Owned Stores

Net sales, gross profit, selling, general and administrative (SG&A) expense, new store pre-opening costs and operating loss for our Retail Segment were as follows for the years ended November 29, 2014, November 30, 2013 and November 24, 2012:

	2014 vs 2013				2013 vs 2012
	2014		2013		2013		2012

Net sales	$216,631	100.0%	$199,380	100.0%	$199,380	100.0%	$171,633	100.0%
Gross profit	108,457	50.1%	96,469	48.4%	96,469	48.4%	82,361	48.0%
SG&A expense	107,768	49.7%	97,250	48.8%	97,250	48.8%	84,057	49.0%
New store pre-opening costs	1,217	0.6%	671	0.3%	671	0.3%	371	0.2%
Loss from operations	$(528)	-0.2%	$(1,452)	-0.7%	$(1,452)	-0.7%	$(2,067)	-1.2%

The following tables present operating results on a comparable store basis for each comparative set of periods. Table A compares the results of the 51 stores that were open and operating for all of 2014 and 2013. Table B compares the results of the 47 stores that were open and operating for all of 2013 and 2012.

Comparable Store Results:

	Table A: 2014 vs 2013 (51 Stores)				Table B: 2013 vs 2012 (47 Stores)
	2014		2013		2013		2012

Net sales	$194,092	100.0%	$187,146	100.0%	$168,968	100.0%	$157,006	100.0%
Gross profit	96,905	49.9%	90,626	48.4%	82,072	48.6%	75,650	48.2%
SG&A expense	94,726	48.8%	90,389	48.3%	81,265	48.1%	76,500	48.7%
Income (loss) from operations	$2,179	1.1%	$237	0.1%	$807	0.5%	$(850)	-0.5%

The following tables present operating results for all other stores which were not comparable year-over-year. Each table includes the results of stores that either opened or closed at some point during the 24 months of each comparative set of periods.

All Other (Non-Comparable) Store Results:

	2014 vs 2013 All Other Stores				2013 vs 2012 All Other Stores
	2014		2013		2013		2012

Net sales	$22,539	100.0%	$12,234	100.0%	$30,412	100.0%	$14,627	100.0%
Gross profit	11,552	51.3%	5,843	47.8%	14,397	47.3%	6,711	45.9%
SG&A expense	13,042	57.9%	6,861	56.1%	15,985	52.6%	7,557	51.7%
New store pre-opening costs	1,217	5.4%	671	5.5%	671	2.2%	371	2.5%
Loss from operations	$(2,707)	-12.0%	$(1,689)	-13.8%	$(2,259)	-7.4%	$(1,217)	-8.3%

Fiscal 2014 as Compared to Fiscal 2013

Net sales for the 60 Company-owned stores were $216,631 for fiscal 2014 as compared to $199,380 for 2012, an increase of $17,251 or 8.7%. The increase was comprised of a $6,946 or 3.7% increase in comparable store sales and a $10,305 increase in non-comparable store sales. On an average weekly basis (normalizing for the extra week in the first quarter of 2013), comparable store sales increased 5.7%.

While we do not recognize sales until goods are delivered to the consumer, we track written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 4.3% for fiscal 2014 as compared to 2013. On an average weekly basis, written sales increased 6.4% over the prior year.

The operating loss for the 60 Company-owned stores for fiscal 2014 was $528 as compared to an operating loss of $1,452 for 2013. This decline in the consolidated retail operating loss was primarily due to improved margins, partially offset by increased new store related opening costs, overlapping rent costs during the transition period for store relocations, and initial operating losses at newly opened locations.

The 51 comparable stores generated operating income of $2,179 for 2014 as compared to $237 for the prior year. Gross margins at our comparable stores improved to 49.9% compared to 48.4% in the prior year due primarily to improved pricing strategies. SG&A expenses for comparable stores increased $4,337 to $94,726 or 48.8% of sales as compared to 48.3% for 2013. This increase is primarily due to planned increases in advertising spending, higher health care benefit costs, increased other overhead costs as the store network continues to grow and the effects of having one less week to leverage fixed costs. In addition, we incurred $222 of overlapping rent while two stores were in the process of being relocated. As with new store openings as described below, we begin to recognize rent expense at the date we take possession of the new store location. We will recognize rent expense on both locations until the date that the previously existing store closes. We completed relocations in Little Rock, Arkansas and Boston, Massachusetts during fiscal 2014, with two additional relocations in Texas expected to be completed during the first quarter of fiscal 2015. We define a store relocation as the closing of one store and opening of another store in the same market. Since there is no change in the store count for a specific market, we continue to include relocation costs as part of the comparable store operations.

Losses from the non-comparable stores during fiscal 2014 were $2,707 which includes $1,217 of costs incurred prior to the opening of six stores during the year. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its open and generally range between $100 to $300 per store based on the overall rent costs for the location and the period between the time when we take physical possession of the store space and the time when the store opens. Also included in the non-comparable store loss is $983 in post-opening losses from these six store openings. We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $300 to $500 per store. The remaining non-comparable stores incurred an operating loss of $507 during 2014.

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

	2014	2013	2012
As reported:
Delivered	3.7%	7.6%	9.1%
Written	4.3%	9.0%	10.6%
Average weekly basis:
Delivered	5.7%	5.6%	9.1%
Written	6.4%	7.0%	10.6%

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers as of November 29, 2014, November 30, 2013, and November 24, 2012, was as follows:

	2014	2013	2012

Year end retail backlog	$30,206	$22,483	$18,180
Retail backlog per open store	$503	$409	$343

Investments and Real Estate Segment and Other Items Affecting Net Income (Loss)

At November 29, 2014, our investments and real estate segment consists of our short-term investments, our holdings of retail real estate previously leased as licensee stores and our equity investment in Zenith. Previously, this segment also included our investments in marketable securities (which were liquidated during the fourth quarter of fiscal 2012), and our investment in the Fortress Value Recovery Fund I, LLC (“Fortress”), which was fully impaired during the first quarter of fiscal 2012. Although this segment does not have operating earnings, income or loss from the segment is included in other income in our consolidated statements of income.

We own 49% of Zenith Freight Lines, LLC (“Zenith”), which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers. We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business. In addition, Zenith provides home delivery services for almost half of our Company-owned retail stores. Zenith offers their customers best-of-class service and handling. We consider the expertise that Zenith exhibits in logistics to be a significant competitive advantage for us. In addition, we believe that Zenith is well positioned to take advantage of current growth opportunities for providing logistical services to the furniture industry. At November 29, 2014 and November 30, 2013, our investment in Zenith was $7,915 and $7,254, respectively.

Investments and real estate income (loss) and other items affecting net income for fiscal 2014, 2013 and 2012 are as follows:

	2014	2013	2012

Income from unconsolidated affiliated company (1)	661	770	347
Income from Continued Dumping & Subsidy Offset Act (2)	-	-	9,010
Other than temporary impairment of investments (3)	-	-	(806)
Interest expense (4)	(188)	(255)	(295)
Retail real estate impairment charges (5)	-	(416)	-
Loan and lease guarantee (expense) recovery (6)	66	(40)	41
Investment income (7)	352	99	453
Other (8)	(1,415)	(1,976)	(1,816)

Total other income (loss), net	$(524)	$(1,818)	$6,934

(1)	See note 10 to the Consolidated Financial Statements for information related to our income from Zenith, an unconsolidated affiliated company.
(2)	See note 8 to the Consolidated Financial Statements for information related to our income from the Continued Dumping and Subsidy Offset Act (“CDSOA”).
(3)	Represents the full impairment of our investment in Fortress. See note 7 to the Consolidated Financial Statements for additional information. See also table footnote 7 below.
(4)	Our interest expense consists primarily of interest on our retail real estate mortgage obligations. This expense has been declining steadily as those obligations have been repaid.
(5)	See note 15 to the Consolidated Financial Statements for additional information related to impairment charges and lease exit costs related to our retail real estate.
(6)

Loan and lease guarantee expense consists of adjustments to our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. The recovery (expense) recognized for fiscal 2013, 2012 and 2012 reflects the changes in our estimates of the risk that we may have to assume the underlying obligations with respect to our guarantees.

(7)

Investment income for fiscal 2014 includes both interest income and the gain from the partial liquidation of our previously impaired investment in Fortress (see note 7 to the Consolidated Financial Statements for additional information. See also table footnote 3 above). Fiscal 2013 includes only interest income from cash equivalents and short term investments. Fiscal 2012 includes both interest income and net realized gains from the sale of marketable securities.

(8)	Fiscal 2014 includes $827 in death benefits received from life insurance policies covering former executives, compared with $304 of similar proceeds in fiscal 2013 and none in fiscal 2012.

Provision for Income taxes

We recorded an income tax provision (benefit) of $5,308, $3,091 and $(14,699) in fiscal 2014, 2013 and 2012, respectively. For fiscal 2014, our effective tax rate of approximately 36.3% differs from the statutory rate of 35.0% primarily due to the effects of state income taxes, adjustments to state net operating loss carryforwards, a reduction in the valuation allowance on deferred tax assets and permanent differences arising from non-taxable income. For fiscal 2013, our effective tax rate of approximately 37.8% differs from the statutory rate of 34.0% primarily due to the effects of state income taxes and permanent differences arising from non-deductible expenses. For fiscal 2012, our effective tax rate of approximately (122.3)% differs from the statutory rate of 35.0% primarily due to the reversal of the majority of the valuation allowance on existing deferred tax assets, resulting in a credit to income of $18,704. See note 11 to the Consolidated Financial Statements for additional information regarding our income tax provision (benefit), as well as our net deferred tax assets and other matters.

We have net deferred tax assets of $14,969 as of November 29, 2014, which, upon utilization, are expected to reduce our cash outlays for income taxes in future years. It will require approximately $43,000 of future taxable income to utilize our net deferred tax assets.

The Company’s fiscal 2013 and 2012 income tax returns are currently under examination by the IRS.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Our return to operating profitability over the last three years has enabled us to generate significantly improved operating cash flow over that time period. In addition, we have benefited from significant additional liquidity provided by the sale of our interest in IHFC in fiscal 2011 and the final distribution of funds from the CDSOA in fiscal 2012.

Sale of IHFC & Final Distribution of CDSOA Funds

During the second quarter of fiscal 2012, we received $9,010 representing our share of the final distribution of duties that had been withheld by U.S. Customs and Border Protection under the Continued Dumping and Subsidy Offset Act. See note 8 to the Consolidated Financial Statements for additional information regarding the CDSOA final distribution.

On May 2, 2011 we completed the sale of our investment in IHFC, receiving cash proceeds of $69,152 upon closing. Additional proceeds which were placed in escrow at closing have since been released to us, with $2,348 received in each of fiscal 2014 and 2013 and $1,410 received in fiscal 2012. These receipts represent the full amount of the funds originally escrowed and we have no further contingent obligations in connection with the sale of IHFC.

Cash Flows

Cash provided by operations for fiscal 2014 was $29,961 compared to cash provided by operations of $10,640 for 2013, an increase of $19,321. This improvement is primarily the result of our improved operating performance along with better overall working capital management. In addition, we received $3,060 in tenant improvement funds during 2014 associated with leasing new stores and store relocations. Cash provided by operations during 2014 was partially reduced by the placement of a $1,150 collateral deposit with one of our insurance carriers during the third quarter.

Our overall cash position increased by $13,940 during fiscal 2014. Cash provided by operations was partially offset by net cash used in investing activities of $5,155, primarily consisting of capital expenditures for retail store expansion, remodeling and relocations substantially offset by proceeds from the maturity of short-term investments in certificates of deposit, the release of the remaining escrowed funds from the 2011 sale of our interest in IHFC, and proceeds from the disposition of real estate investment properties. Cash used in financing activities totaled $10,866, consisting primarily of dividend payments and stock repurchases under our existing share repurchase plan, of which $20,000 remains authorized as of November 29, 2014. With cash and cash equivalents and short-term investments totaling $49,798 on hand at November 29, 2014, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

On December 18, 2012, we entered into a credit facility with our bank extending us a line of credit of up to $15,000. This line is secured by our accounts receivable and inventory. This facility contains certain covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. This line will mature in December of 2015, at which time we expect to obtain a new line under substantially similar terms. At November 29, 2014, we had $216 outstanding under standby letters of credit, leaving availability under our credit line of $14,784.

We have two mortgages totaling $2,218 outstanding as of November 29, 2014. We expect to satisfy the remaining mortgage obligations using cash flow from operations or our available cash on hand.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of licensee-owned stores. We had obligations of $92,558 at November 29, 2014 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $3,164 at November 29, 2014.

Dividends and Share Repurchases

During fiscal 2014, we declared four quarterly dividends totaling $2,983, or $0.28 per share, and one special dividend of $2,102, or $0.20 per share. Cash dividend payments to our shareholders during fiscal 2014 totaled $5,155. We also repurchased 404,300 shares of our stock for $5,601 under our share repurchase program. The weighted-average effect of these share repurchases was to increase both our basic and diluted earnings per share in 2014 by approximately $0.01.

Capital Expenditures

We currently anticipate that total capital expenditures for fiscal 2015 will be approximately $18 million which will be used primarily for the build out of new stores and the remodeling of existing Company-owned stores.  Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the new stores, our rate of growth, our operating results and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events. We believe that our existing cash, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

Subsequent Announcement of Intention to Acquire Zenith

On January 21, 2015 we announced our intention to acquire the remaining 51% of Zenith Freight Lines, LLC in a transaction that is expected to close during the first quarter of fiscal 2015. The purchase price is valued at $20,000 to be paid in increments of cash and Bassett common stock over a three year period.

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

	2015	2016	2017	2018	2019	Thereafter	Total
Post employment benefit obligations (1)	$1,052	$1,015	$963	$935	$884	$10,187	$15,036
Real estate notes payable	316	338	361	386	413	404	2,218
Other obligations & commitments	900	900	200	100	100	300	2,500
Contractual advertising	2,500	2,500	-	-	-	-	5,000
Interest payable	140	118	94	69	42	14	477
Letters of credit	216	-	-	-		-	216
Operating leases (2)	18,243	15,713	13,194	10,778	8,984	25,646	92,558
Lease guarantees (4)	1,396	737	739	424	-	-	3,296
Purchase obligations (3)	-	-	-	-		-	-
Total	$24,763	$21,321	$15,551	$12,692	$10,423	$36,551	$121,301

(1)

Does not reflect a reduction for the impact of any company owned life insurance proceeds to be received. Currently, we have life insurance policies with net death benefits of $3,148 to provide funding for these obligations. See Note 13 to the Consolidated Financial Statements for more information.

(2)	Does not reflect a reduction for the impact of sublease income to be received. See Note 17 to the Consolidated Financial Statements for more information.
(3)

The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. At the end of fiscal year 2014, we had approximately $19,694 in open purchase orders, primarily for imported inventories, which are in the ordinary course of business.

(4)	Lease guarantees relate to payments we would only be required to make in the event of default on the part of the guaranteed parties.

This table does not reflect our estimated liability for uncertain tax positions, including accrued interest and penalties thereon, of $1,370 at November 29, 2014. See Note 11 to the Consolidated Financial Statements for a further discussion of this reserve.

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

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. During fiscal 2014 and 2013, there were no dealers for which these criteria were not met. During fiscal 2012 there were two dealers for which these criteria were not met and therefore revenue was being recognized on a cost recovery basis. As of November 29, 2014, November 30, 2013 and November 24, 2012 there were no dealers that remained on a cost recovery basis.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our accounts receivable reserves were $1,249 and $1,607 at November 29, 2014 and November 30, 2013, respectively, representing 7.6% and 9.1% of our gross accounts receivable balances at those dates, respectively. The allowance for doubtful accounts is based on a review of specifically identified customer accounts in addition to an overall aging analysis. We evaluate the collectibility of our receivables from our licensees and other customers on a quarterly basis based on factors such as their financial condition, our collateral position, potential future plans with licensees and other similar factors. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivable and is adjusted accordingly based on historical experience, current developments and present economic conditions and trends. Although actual losses have not differed materially from our previous estimates, future losses could differ from our current estimates. Unforeseen events such as a licensee or customer bankruptcy filing could have a material impact on our results of operations.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out method. The cost of imported inventories is determined on a first-in, first-out basis. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. Our reserves for excess and obsolete inventory were $1,412 and $1,293 at November 29, 2014 and November 30, 2013, respectively, each representing 2.4% of our inventories on a last-in, first-out basis. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Valuation Allowance on Deferred Tax Assets – We evaluate our deferred income tax assets to determine if valuation allowances are required or should be adjusted. A valuation allowance is established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. Due to the losses incurred prior to fiscal 2011, we were in a cumulative loss position for the preceding three years which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While our long-term financial outlook remained positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence. As a result, we previously recorded a valuation allowance on certain of the deferred tax assets. In fiscal 2011, due to the gain recognized on the sale of our interest in IHFC, we were able to utilize net operating loss carryforwards and credits to significantly offset the taxable gain, resulting in a significant reduction of the valuation allowance. However, as the gain on the sale of IHFC did not represent a source of recurring future taxable income, we continued to record a valuation allowance against substantially all of our deferred tax assets as of November 26, 2011. Due to our positive earnings during fiscal 2012 and subsequent years, and the absence of any significant negative evidence to the contrary, we have concluded that we can rely on our positive long-term outlook and forecasts as to future taxable income in evaluating our ability to realize our deferred tax assets. Accordingly, the reserve against the majority of our deferred tax assets was removed in fiscal 2012, resulting in a credit to income of $18,704, which is included in our net income tax benefit for 2012. Additional reductions in the reserve related to changes in laws which impact our ability to recover certain state net operating loss carryforwards resulted in a credit to income of $974, which is included in our net income tax expense for 2014. The remaining valuation allowance at November 29, 2014 is $70.

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

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, the goodwill impairment test consists of a two-step process, if necessary. However, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the two-step process. Based on our qualitative assessment as described above, we have concluded that this goodwill is not impaired as of November 29, 2014.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars would not be material to our results from operations in fiscal 2015.

We are exposed to market risk from changes in the cost of raw materials used in our manufacturing processes, principally wood, woven fabric, and foam products. An increase in the rate of in home construction could result in increases in wood and fabric costs from current levels, and the cost of foam products, which are petroleum-based, is sensitive to changes in the price of oil.

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $6,302 and $10,435 at November 29, 2014 and November 30, 2013, respectively, for stores formerly operated by licensees as well as our holdings of $27,843 and $28,531 at November 29, 2014 and November 30, 2013, respectively, for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $3,296 and $3,698 which we have guaranteed on behalf of licensees as of November 29, 2014 and November 30, 2013, respectively, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

			Net Book
	Number of	Aggregate	Value
	Locations	Square Footage	(in thousands)

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	11	276,887	$27,843

Investment real estate:
Leased	3	67,521	6,287
Other (2)	-	-	15

Total included in retail real estate	3	67,521	6,302

Total Company investment in retail real estate	14	344,408	$34,145

(1)	Includes two properties encumbered under mortgages totaling $2,218 at November 29, 2014.
(2)	Consists of leasehold improvements in locations leased by the Company and subleased to licensees.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Bassett Furniture Industries, Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated and Subsidiaries as of November 29, 2014 and November 30, 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended November 29, 2014. Our audits also included Financial Statement Schedule II - Analysis of Valuation and Qualifying Accounts for each of the three years in the period ended November 29, 2014. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bassett Furniture Industries, Incorporated and Subsidiaries at November 29, 2014 and November 30, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 29, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bassett Furniture Industries, Incorporated and Subsidiaries’ internal control over financial reporting as of November 29, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated January 22, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

January 22, 2015

Consolidated Balance Sheets

Bassett Furniture Industries, Incorporated and Subsidiaries

November 29, 2014 and November 30, 2013

(In thousands, except share and per share data)

	2014	2013
Assets
Current assets
Cash and cash equivalents	$26,673	$12,733
Short-term investments	23,125	28,125
Accounts receivable, net of allowance for doubtful accounts of $1,249 and $1,607 as of November 29, 2014 and November 29, 2013, respectively	15,228	16,080
Inventories	57,272	53,069
Deferred income taxes, net	5,268	4,418
Other current assets	7,796	11,949
Total current assets	135,362	126,374

Property and equipment, net	74,812	64,271

Other long-term assets
Retail real estate	6,302	10,435
Deferred income taxes, net	9,701	10,734
Other	14,569	14,035
Total other long-term assets	30,572	35,204
Total assets	$240,746	$225,849

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,251	$19,892
Accrued compensation and benefits	8,931	6,503
Customer deposits	22,202	16,214
Dividends payable	2,102	2,172
Other accrued liabilities	11,287	6,660
Total current liabilities	66,773	51,441

Long-term liabilities
Post employment benefit obligations	11,498	11,146
Real estate notes payable	1,902	2,467
Other long-term liabilities	3,741	3,386
Total long-term liabilities	17,141	16,999

Commitments and Contingencies

Stockholders’ equity
Common stock, $5 par value; 50,000,000 shares authorized; issued and outstanding 10,493,393 at November 29, 2014 and 10,859,318 at November 30, 2013	52,467	54,297
Retained earnings	106,339	104,526
Accumulated other comprehensive loss	(1,974)	(1,414)
Total stockholders' equity	156,832	157,409
Total liabilities and stockholders’ equity	$240,746	$225,849

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Income

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 29, 2014, November 30, 2013, and November 24, 2012

(In thousands, except per share data)

	2014	2013	2012

Net sales	$340,738	$321,286	$269,672
Cost of sales	158,317	155,292	128,350
Gross profit	182,421	165,994	141,322

Selling, general and administrative expenses excluding new store pre-opening costs	166,073	155,318	134,801
New store pre-opening costs	1,217	671	371
Restructuring and impairment charges	-	-	711
Lease exit costs	-	-	359

Income from operations	15,131	10,005	5,080

Income from Continued Dumping & Subsidy Offset Act	-	-	9,010
Other than temporary impairment of investments	-	-	(806)
Income from unconsolidated affiliated company	661	770	347
Interest expense	(188)	(255)	(295)
Retail real estate impairment charges	-	(416)	-
Other loss, net	(997)	(1,917)	(1,322)

Income before income taxes	14,607	8,187	12,014

Income tax expense (benefit)	5,308	3,091	(14,699)

Net income	$9,299	$5,096	$26,713

Net income per share

Basic income per share	$0.88	$0.48	$2.43

Diluted income per share	$0.87	$0.47	$2.41

Dividends per share
Regular dividends	$0.28	$0.22	$0.20
Special dividend	$0.20	$0.20	$1.25

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 29, 2014, November 30, 2013, and November 24, 2012

(In thousands)

	2014	2013	2012

Net income	$9,299	$5,096	$26,713
Other comprehensive loss:
Actuarial adjustment to supplemental executive retirement defined benefit plan (SERP)	(918)	(310)	(656)
Income taxes related to SERP	358	119	277
Net change in unrealized holding gains	-	-	(211)
Income taxes related to unrealized holding gains	-	-	(25)

Other comprehensive loss, net of tax	(560)	(191)	(615)

Total comprehensive income	$8,739	$4,905	$26,098

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 29, 2014, November 30, 2013, and November 24, 2012

(In thousands)

	2014	2013	2012
Operating activities:
Net income	$9,299	$5,096	$26,713
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,316	6,198	5,473
Equity in undistributed income of investments and unconsolidated affiliated companies	(661)	(770)	(347)
Provision for restructuring and asset impairment charges	-	-	711
Lease exit costs	-	-	359
Other than temporary impairment of investments	-	-	806
Tenant improvement allowances received from lessors	3,060	-	-
Collateral deposited with insurance carrier	(1,150)	-	-
Impairment and lease exit charges on retail real estate	-	416	-
Deferred income taxes	544	2,282	(15,822)
Other, net	264	677	977
Changes in operating assets and liabilities
Accounts receivable	775	(686)	(2,967)
Inventories	(4,203)	4,847	(11,307)
Other current and long-term assets	1,548	(4,819)	(276)
Customer deposits	5,912	3,961	3,015
Accounts payable and accrued liabilities	7,257	(6,562)	621
Net cash provided by operating activities	29,961	10,640	7,956

Investing activities:
Purchases of property and equipment	(17,980)	(14,302)	(9,000)
Proceeds from sales of property and equipment	5,157	958	19
Acquisition of retail licensee stores	-	-	(549)
Proceeds from sale of affiliate	2,348	2,348	1,410
Proceeds from maturities and sales of investments	5,000	-	4,854
Purchases of investments	-	(28,125)	(1,781)
Cash received on notes receivable and other	320	89	1,240
Net cash used in investing activities	(5,155)	(39,032)	(3,807)

Financing activities:
Repayments of real estate notes payable	(528)	(549)	(570)
Issuance of common stock	608	706	858
Repurchases of common stock	(5,602)	(1,750)	(7,015)
Taxes paid related to net share settlement of equity awards	(489)	(226)	(16)
Excess tax benefits from stock-based compensation	300	313	-
Cash dividends	(5,155)	(2,935)	(21,441)
Net cash used in financing activities	(10,866)	(4,441)	(28,184)
Change in cash and cash equivalents	13,940	(32,833)	(24,035)
Cash and cash equivalents - beginning of year	12,733	45,566	69,601
Cash and cash equivalents - end of year	$26,673	$12,733	$45,566

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 29, 2014, November 30, 2013, and November 24, 2012

(In thousands, except share and per share data)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income (loss)	Total

Balance, November 26, 2011	11,342,332	$56,712	$-	$96,331	$(608)	$152,435

Comprehensive income
Net income	-	-	-	26,713	-	26,713
Actuarial adjustment to SERP	-	-	-	-	(379)	(379)
Net change in unrealized holding gains	-	-	-	-	(236)	(236)
Regular dividends ($0.20 per share)	-	-	-	(2,214)	-	(2,214)
Special dividend ($1.25 per share)	-	-	-	(13,706)	-	(13,706)
Issuance of common stock	138,903	694	352	-	-	1,046
Purchase and retirement of common stock	(644,395)	(3,222)	(988)	(2,805)	-	(7,015)
Stock-based compensation	-	-	636	-	-	636

Balance, November 24, 2012	10,836,840	54,184	-	104,319	(1,223)	157,280

Comprehensive income
Net income	-	-	-	5,096	-	5,096
Actuarial adjustment to SERP, net of tax	-	-	-	-	(191)	(191)
Net change in unrealized holding gains, net of tax	-	-	-		-	-
Regular dividends ($0.22 per share)	-	-	-	(2,393)	-	(2,393)
Special dividend ($0.20 per share)	-	-	-	(2,172)	-	(2,172)
Issuance of common stock	160,128	801	(104)	-	-	697
Purchase and retirement of common stock	(137,650)	(688)	(937)	(324)	-	(1,949)
Stock-based compensation	-	-	728	-	-	728
Excess tax benefits from stock-based compensation	-	-	313	-	-	313

Balance, November 30, 2013	10,859,318	54,297	-	104,526	(1,414)	157,409

Comprehensive income
Net income	-	-	-	9,299	-	9,299
Actuarial adjustment to SERP, net of tax	-	-	-	-	(560)	(560)
Regular dividends ($0.28 per share)	-	-	-	(2,983)	-	(2,983)
Special dividend ($0.20 per share)	-	-	-	(2,102)	-	(2,102)
Issuance of common stock	69,619	348	260	-	-	608
Purchase and retirement of common stock	(435,544)	(2,178)	(1,511)	(2,401)	-	(6,090)
Stock-based compensation	-	-	951	-	-	951
Excess tax benefits from stock-based compensation	-	-	300	-	-	300

Balance, November 29, 2014	10,493,393	$52,467	$-	$106,339	$(1,974)	$156,832

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1.	Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, the “Company”) based in Bassett, Va., is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s full range of furniture products and accessories, designed to provide quality, style and value, are sold through an exclusive nation-wide network of 94 retail stores known as Bassett Home Furnishings (referred to as “BHF”). Of the 94 stores, the Company owns and operates 60 stores (“Company-owned retail stores”) with the other 34 being independently owned (“licensee operated”). We also distribute our products through other multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants.

The Company sourced approximately 42% of its wholesale products from various countries, with the remaining volume produced at its two domestic manufacturing facilities.

2.	Significant Accounting Polcies

Basis of Presentation and Principles of Consolidation

The Company’s fiscal year ends on the last Saturday in November, which periodically results in a 53-week year. Fiscal 2013 contained 53 weeks, whereas fiscal 2014 and 2012 each contained 52 weeks. The Consolidated Financial Statements include the accounts of Bassett Furniture Industries, Incorporated and our majority-owned subsidiaries in which we have a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2014, 2013 and 2012 are to Bassett's fiscal year ended November 29, 2014, November 30, 2013 and November 24, 2012, respectively. References to the “ASC” included hereinafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board as the source of authoritative GAAP.

For comparative purposes, certain amounts in the 2013 and 2012 financial statements have been reclassified to conform to the 2014 presentation.

The equity method of accounting is used for our investment in an affiliated company in which we exercise significant influence but do not maintain a controlling interest. Consolidated net income includes our proportionate share of the net income or net loss of this company.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include allowances for doubtful accounts, calculation of inventory reserves, valuation of income tax reserves, lease guarantees, insurance reserves, and assumptions related to our post-employment benefit obligations. Actual results could differ from those estimates.

Notes to Consolidated Financial Statements -Continued

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

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. SAB 104 further asserts that if collectability of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. During fiscal 2014 and 2013, there were no dealers for which these criteria were not met. During fiscal 2012 there were two dealers for which these criteria were not met and therefore revenue was being recognized on a cost recovery basis. As of and subsequent to November 24, 2012 there have been no dealers that remained on a cost recovery basis. As of November 24, 2012 there was no deferred gross profit resulting from the cost recovery method carried on our balance sheet as a reduction of accounts receivable. For fiscal 2012, no revenue or cost was deferred during the year under the cost recovery method.

Cash Equivalents

The Company considers cash on hand, demand deposits in banks and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Our short-term investments, which consist of certificates of deposit, are not considered cash equivalents since they have original maturities of greater than three months.

Accounts Receivable

Substantially all of our trade accounts receivable is due from customers located within the United States. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. The majority of our trade accounts receivable and allowance for doubtful accounts are attributable to amounts owed to us by our licensees, with the remaining receivables due primarily from national account customers and traditional distribution channel customers. The percentages of our trade accounts receivable and related allowance for doubtful accounts owed to us by our licensees were as follows at November 29, 2014 and November 30, 2013:

	2014	2013
Portion of trade accounts receivable owed by licensees	46%	50%
Portion of allowance for doubtful accounts attributable to licensees	58%	64%

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable and financial guarantees subject us to credit risk partially due to the concentration of amounts due from and guaranteed on behalf of independent licensee customers. At November 29, 2014 and November 30, 2013, our aggregate exposure from receivables and guarantees related to customers consisted of the following:

	2014	2013
Accounts receivable, net of allowances (Note 4)	$15,228	$16,080
Notes receivable, net of allowances	592	632
Contingent obligations under lease and loan guarantees, less amounts recognized (Note 17)	3,046	3,523
Total credit risk exposure related to customers	$18,866	$20,235

At November 29, 2014 approximately 24% of the aggregate risk exposure, net of reserves, shown above was attributable to two licensees. At November 30, 2013, approximately 27% of the aggregate risk exposure, net of reserves, shown above was attributable to two licensees. In fiscal 2014, 2013 and 2012, no customer accounted for more than 10% of total net sales.

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $4,774, $4,603, and $4,596 in fiscal 2014, 2013, and 2012, respectively.

Inventories

Inventories (retail merchandise, finished goods, work in process and raw materials) are stated at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the last-in, first-out (“LIFO”) method because we believe this methodology provides better matching of revenue and expenses. The cost of imported inventories is determined on a first-in, first-out (“FIFO”) basis. Inventories accounted for under the LIFO method represented 40% of total inventory before reserves at both November 29, 2014 and November 30, 2013. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

Retail Real Estate

Retail real estate is comprised of owned and leased properties which have been utilized by licensee operated BHF stores, including properties which are now leased or subleased to non-licensee tenants. These properties are located in high traffic, upscale locations that are normally occupied by large successful national retailers. This real estate is stated at cost less accumulated depreciation and is depreciated over the useful lives of the respective assets utilizing the straight line method. Buildings and improvements are generally depreciated over a period of 10 to 39 years. Leasehold improvements are amortized based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter. As of November 29, 2014 and November 30, 2013, the cost of retail real estate included land totaling $1,990 and $3,502, respectively, and building and leasehold improvements of $8,831 and $11,635, respectively. As of November 29, 2014 and November 30, 2013, accumulated depreciation of retail real estate was $4,631 and $4,834, respectively. Depreciation expense was $400, $484, and $501 in fiscal 2014, 2013, and 2012, respectively, and is included in other loss, net, in our consolidated statements of income.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

During the year ended November 29, 2014 we received proceeds from the disposition of retail real estate totaling $5,157. During the first quarter of fiscal 2014 we received $1,407 from the sale of our retail real estate investment property in Henderson, Nevada. This property had been classified as held for sale and included in other current assets in our consolidated balance sheet at November 30, 2013. During the third quarter of fiscal 2014 we received net proceeds in the amount of $3,750 from the sale of our retail real estate investment property located in Denver, Colorado. This asset had been included in retail real estate in our consolidated balance sheet at November 30, 2013. There were no material gains or losses associated with these dispositions during the year ended November 29, 2014. Impairment charges related to retail real estate totaled $416 for 2013 and are included in retail real estate impairment charges in other income, a component of non-operating expense in our Consolidated Statements of Income. There were no retail real estate impairment charges in 2014.

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

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, the goodwill impairment test consists of a two-step process, if necessary. However, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the two-step process. Based on our qualitative assessment as described above, we have concluded that our goodwill is not impaired as of November 29, 2014.

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

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

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

The Company’s fiscal 2013 and 2012 income tax returns are currently under examination by the IRS.

New Store Pre-Opening Costs

Income (loss) from operations for fiscal 2014, 2013 and 2012 includes new store pre-opening costs of $1,217, $671 and $371, respectively. Such costs consist of expenses incurred at the new store location during the period prior to its opening and include, among other things, facility occupancy costs such as rent and utilities and local store personnel costs related to pre-opening activities including training. New store pre-opening costs do not include costs which are capitalized in accordance with our property and equipment capitalization policies, such as leasehold improvements and store fixtures and equipment. Such capitalized costs associated with new stores are depreciated commencing with the opening of the store. There are no pre-opening costs associated with stores acquired from licensees, as such locations were already in operation at the time of their acquisition.

Shipping and Handling Costs

Costs incurred to deliver wholesale merchandise to customers are recorded in selling, general and administrative expense and totaled $16,162, $15,685, and $13,548 for fiscal 2014, 2013 and 2012, respectively. Costs incurred to deliver retail merchandise to customers are also recorded in selling, general and administrative expense and totaled $12,844, $10,855, and $9,957 for fiscal 2014, 2013 and 2012, respectively.

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred and are included in selling, general and administrative expenses. Advertising costs totaled $15,614, $14,750, and $13,296 in fiscal 2014, 2013, and 2012, respectively.

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

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Supplemental Cash Flow Information

In addition to the amounts paid, net of cash acquired, for the acquisition of licensee stores reported under investing activities in our consolidated statements of cash flows, the majority of such acquisitions were funded primarily through non-cash transactions in which receivables due from the licensees were settled in exchange for certain inventory and property and equipment of the licensees as well as the assumption of certain liabilities. There were no such acquisitions during fiscal 2014 and 2013, and the value of the non-cash portion of such transactions was $1,592 for 2012.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. Therefore the amendments in ASU 2014-09 will become effective for us as of the beginning of our 2018 fiscal year. The Company is currently assessing the impact of implementing the new guidance.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

3.	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the fiscal years ended November 29, 2014 and November 30, 2013, which is comprised solely of post-retirement benefit costs related to our SERP, is as follows:

Balance at November 24, 2012	$(1,223)
Actuarial losses	(434)
Net pension amortization reclassified from accumulated other comprehensive loss	124
Tax effects	119
Balance at November 30, 2013	(1,414)
Actuarial losses	(1,084)
Net pension amortization reclassified from accumulated other comprehensive loss	166
Tax effects	358
Balance at November 29, 2014	$(1,974)

4.	Accounts Receivable

Accounts receivable consists of the following:

	November 29, 2014	November 30, 2013
Gross accounts receivable	$16,477	$17,687
Allowance for doubtful accounts	(1,249)	(1,607)
Net accounts receivable	$15,228	$16,080

Activity in the allowance for doubtful accounts was as follows:

	2014	2013

Balance, beginning of the year	$1,607	$1,789
Additions charged to expense	77	361
Write-offs	(435)	(543)
Balance, end of the year	$1,249	$1,607

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 7.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

5.	Inventories

Inventories consist of the following:

	November 29, 2014	November 30, 2013
Wholesale finished goods	$31,399	$28,450
Work in process	298	277
Raw materials and supplies	8,109	8,029
Retail merchandise	26,428	25,167
Total inventories on first-in, first-out method	66,234	61,923
LIFO adjustment	(7,550)	(7,561)
Reserve for excess and obsolete inventory	(1,412)	(1,293)
	$57,272	$53,069

We source a significant amount of our wholesale product from other countries. During 2014, 2013 and 2012, purchases from our two largest vendors located in China and Vietnam were $26,707, $24,217 and $23,416 respectively.

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance at November 26, 2012	$715	$374	$1,089
Additions charged to expense	2,309	383	2,692
Write-offs	(2,023)	(465)	(2,488)
Balance at November 24, 2013	1,001	292	1,293
Additions charged to expense	1,666	331	1,997
Write-offs	(1,607)	(271)	(1,878)
Balance at November 30, 2014	$1,060	$352	$1,412

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

6.	Property and Equipment

Property and equipment consist of the following:

	November 29, 2014	November 30, 2013
Land	$11,371	$11,371
Buildings and leasehold improvements	90,204	75,965
Machinery and equipment	70,184	67,183
	171,759	154,519
Less accumulated depreciation	(96,947)	(90,248)
	$74,812	$64,271

Depreciation expense associated with the property and equipment shown above was included in income from operations in our consolidated statements of income as follows:

	2014	2013	2012
Cost of goods sold (1)	$542	$595	$619
Selling, general and adminstrative expenses (2)	6,814	5,279	4,508
Total depreciation expense included in income from operations	$7,356	$5,874	$5,127

(1)	All associated with our wholesale segment for fiscal 2014, 2013 and 2012.
(2)	Includes depreciation associated with our retail segment of $5,782, $4,531 and $3,955 for fiscal 2014. 2013 and 2012. respectively.

The net book value of property and equipment utilized by Company-owned stores at November 29, 2014 and November 30, 2013 was $59,879 and $51,748 respectively.

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

Investments

Our short-term investments at November 29, 2014 consist of certificates of deposit (CDs) with terms generally ranging from six to twelve months, bearing interest at rates ranging from 0.10% to 0.91% with a weighted average yield of approximately 0.21%. At November 29, 2014, the weighted average remaining time to maturity of the CDs was approximately five months. Each CD is placed with a Federally insured financial institution and all deposits are within Federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at November 29, 2014 approximates their fair value.

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

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Prior to the liquidation of our available for sale securities, unrealized holding gains and losses, net of the related income tax effect, had been excluded from income and were reported as other comprehensive income in stockholders’ equity. The realized earnings from our marketable securities portfolio include realized gains and losses, based upon specific identification, and dividend and interest income. Realized earnings were $453 for fiscal 2012. Realized earnings for the year ended November 24, 2012 include $208 of gains previously recorded in other comprehensive income. These amounts are recorded other loss, net in our consolidated statements of income.

We hold an investment in the Fortress Value Recovery Fund I, LLC (“Fortress”). Due to significant declines in net asset values during the first quarter of fiscal 2012, the highly illiquid nature of the investment, and the high degree of uncertainty regarding our ability to recover our investment in the foreseeable future, we fully impaired the carrying amount of this investment during the year ended November 24, 2012. During the year ended November 29, 2014, we recognized gains of $280 resulting from the partial liquidation of Fortress which is included in other loss, net in our consolidated statement of income. The timing and amount of future receipts, if any, from the liquidation of Fortress, remain uncertain, and will be recognized as gains in other income if and when notification of a distribution is received.

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

8.	Income from the Continued Dumping and Subsidy Offset Act

During the year ended November 24, 2012, U.S. Customs and Border Protection (“Customs”) made a distribution to us of $9,010 representing our share of the final distribution of duties that have been withheld by Customs under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). Certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the United States Court of International Trade challenging the CDSOA's “support requirement” and seeking to share in the distributions. As a result, Customs held back a portion of those distributions (“the Holdback”) pending resolution of the Non-Supporting Producers' claims. The Court of International Trade dismissed all of the actions of the Non-Supporting Producers, who appealed to the United States Court of Appeals for the Federal Circuit (“the Court of Appeals”). The Court of Appeals denied the Non-Supporting Producers’ request for an injunction to block the final distribution of the Holdback and allowed Customs to distribute the funds in April of 2012, including the Company’s share of $9,010. The Court of Appeals ruled against the Non-Supporting Producers, who then each filed petitions for a writ of certiorari with the U.S. Supreme Court to obtain a hearing of their appeal. These petitions have since been denied, effectively ending the appeals process and the possibility that Customs would seek a return of the final distribution.

Notes to Consolidated Financial Statements -Continued

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

There were no acquisitions of licensee operations during fiscal 2014 and 2013. During fiscal 2012, we acquired one store located in Knoxville, Tennessee and two stores in the Orange County, California market. In both cases our licensees desired to exit those markets but continue operating in other markets. The acquisition price for the Knoxville store was $673, funded through the exchange of $485 in cash and $188 in existing accounts receivable for the net assets acquired from the licensee plus recognized goodwill of $375. The acquisition price for the two Orange County stores was $1,468, funded through the exchange of $64 in cash and $1,404 in existing accounts receivable for the net assets acquired plus recognized goodwill of $921.

Our acquisitions were accounted for in accordance with ASC Topic 805, Business Combinations. The following table summarizes the net assets acquired and consideration given in the store acquisitions which occurred in fiscal 2012:

2012
Net assets acquired:
Inventory	$1,480
Property and equipment/other	592
Goodwill	1,296
Customer deposits and other accrued expenses	(1,227)

Total net assets acquired	$2,141

Consideration given:
Accounts receivable	$1,592
Cash	549

Total consideration	$2,141

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

The pro forma impact of the acquisitions is not presented as we believe it is impractical to do so. We were not able to compile what we believed to be complete, accurate and reliable accounting information to use as a basis for pro forma presentations without an unreasonable effort.  Net sales and operating losses generated by these stores subsequent to their acquisition during fiscal 2012 were $1,646 and $62, respectively.

The carrying value of our goodwill, which is included in other long-term assets in the accompanying consolidated balance sheets, was $1,731 at both November 29, 2014 and November 30, 2013. Of this balance, $1,129 is allocated to our wholesale segment and $602 is allocated to our retail segment. There have been no changes in the carrying value of our goodwill subsequent to the 2012 acquisitions. We perform our annual goodwill impairment review as of the beginning of our fiscal fourth quarter. No impairment charges have been required since fiscal 2009.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

10.	Unconsolidated Affiliated Companies

Zenith Freight Lines, LLC

We own 49% of Zenith Freight Lines, LLC, (“Zenith”) which provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers. We have contracted with Zenith to provide for substantially all of our domestic freight, transportation and warehousing needs for the wholesale business. In addition, Zenith provides home delivery services for several of our Company-owned retail stores. Our investment in Zenith was $7,915 at November 29, 2014 and $7,254 at November 30, 2013 and is recorded in other long-term assets. We paid Zenith approximately $31,308, $29,313 and $25,317, for freight expense and logistical services in fiscal 2014, 2013, and 2012, respectively. At November 29, 2014 and November 30, 2013, we owed Zenith $2,628 and $2,580, respectively, for services rendered to us. We believe the transactions with Zenith are at current market rates. We recorded the following earnings (losses) in income from unconsolidated affiliated companies, net in our consolidated statements of income:

	2014	2013	2012
Earnings recognized	$661	$770	$347

See Note 21 regarding the announcement of our intention to acquire the remaining 51% of Zenith in 2015.

International Home Furnishings Center

In connection with the sale of our interest in International Home Furnishings Center, Inc. (“IHFC”) on May 2, 2011, to International Market Centers, L.P. (“IMC”), $6,106 of the sales proceeds were placed in escrow at the time of the sale to cover various contingencies. At various times during fiscal 2012, 2013 and 2014, the contingencies were satisfied without loss to the Company and the funds were released to us. The amounts collected in each year were as follows:

Total Escrow Receivable
Balance at November 26, 2011	$6,106
Received in fiscal 2012	(1,410)
Balance at November 24, 2012	4,696
Received in fiscal 2013	(2,348)
Balance at November 30, 2013	2,348
Received in fiscal 2014	(2,348)
Balance at November 29, 2014	$-

The balance of $2,348 receivable at November 30, 2013 was included in other current assets in our consolidated balance sheet.

In addition to the proceeds described above, at the time of the sale we acquired a minority interest in IMC in exchange for $1,000. IMC is majority owned by funds managed by Bain Capital Partners and a subsidiary of certain investment funds managed by Oaktree Capital Management, L.P, Our investment in IMC is included in other long-term assets in the accompanying consolidated balance sheets and is accounted for using the cost method as we do not have significant influence over IMC.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

11.	Income Taxes

The components of the income tax provision (benefit) are as follows:

	2014	2013	2012
Current:
Federal	$4,168	$759	$1,611
State	596	50	(487)

Deferred:
Increase (decrease) in valuation allowance	(974)	136	(18,704)
Federalf	221	1,970	2,458
State	1,297	176	423
Total	$5,308	$3,091	$(14,699)

Excess tax benefits in the amount of $300 and $313 were recognized as additional paid-in capital during fiscal 2014 and fiscal 2013, respectively, resulting from the exercise of stock options and the release of restricted shares.

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	2014	2013	2012
Statutory federal income tax rate	35.0%	34.0%	35.0%
Adjustments to state net operating loss carryforwards	3.3	-	-
Change in income tax valuation allowance	(3.7)	1.7	(155.6)
Change in income tax reserves	(1.7)	0.1	(3.3)
State income tax, net of federal benefit	4.9	3.7	1.5
Other	(1.5)	(1.7)	0.1
Effective income tax rate	36.3%	37.8%	(122.3)%

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 29, 2014	November 30, 2013
Deferred income tax assets:
Trade accounts receivable	$483	$618
Inventories	2,384	2,277
Property and equipment	-	756
Notes receivable	1,599	1,592
Retirement benefits	6,093	5,626
State net operating loss carryforwards	1,141	2,482
Unrealized loss from affiliates	595	988
Lease termination accruals	167	349
Net deferred rents	2,251	1,256
Other	1,699	1,142
Gross deferred income tax assets	16,412	17,086
Valuation allowance	(70)	(1,044)
Total deferred income tax assets	16,342	16,042

Deferred income tax liabilities:
Unrealized gains from affiliates	963	755
Property and equipment	282	-
Prepaid expenses and other	128	135

Total deferred income tax liabilities	1,373	890

Net deferred income tax assets	$14,969	$15,152

Due to the losses incurred prior to fiscal 2011, we were in a cumulative loss position for the three years preceding fiscal 2011which is considered significant negative evidence that is difficult to overcome on a “more likely than not” standard through objectively verifiable data. While our long-term financial outlook remained positive, we concluded that our ability to rely on our long-term outlook and forecasts as to future taxable income was limited due to uncertainty created by the weight of the negative evidence. As a result, we previously recorded a valuation allowance on certain of the deferred tax assets. In fiscal 2011, due to the gain recognized on the sale of our interest in IHFC, we were able to utilize net operating loss carryforwards and credits to significantly offset the taxable gain, resulting in a $17,464 reduction of the valuation allowance. However, as the gain on the sale of IHFC did not represent a source of recurring future taxable income, we continued to record a valuation allowance against substantially all of our deferred tax assets as of November 26, 2011. Due to our positive earnings during fiscal 2012, and the absence of any significant negative evidence to the contrary, we concluded that we could rely on our positive long-term outlook and forecasts as to future taxable income in evaluating our ability to realize our deferred tax assets. Accordingly, the reserve against the majority of our deferred tax assets was removed in fiscal 2012, resulting in a credit to income of $18,704, or $1.70 and $1.69 per basic and diluted share, respectively, which is included in our net income tax benefit for that year. The valuation allowance of $1,044 at November 30, 2013 was primarily related to state net operating loss carryforwards for which it was considered to be more likely than not that they would not be utilized prior to their expiration. During fiscal 2014 we reduced our valuation allowance related to adjustments to state net operating loss carryforwards primarily due to state tax law changes resulting in a credit to income of $974, or $0.09 per basic and diluted share. The remaining balance in the valuation allowance at November 29, 2014 was $70.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

The following table represents a summary of the valuation allowances against deferred tax assets:

	2014	2013	2012

Balance, beginning of the year	$1,044	$908	$19,612
Additions charged to expense	-	136	-
Deductions reducing expense	(974)	-	(18,704)
Balance, end of the year	$70	$1,044	$908

We have state net operating loss carryforwards available to offset future taxable state income of $22,439, which expire in varying amounts between 2015 and 2030. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

Income taxes paid, net of refunds received, during 2014, 2013 and 2012 were $2,367, $2,723, and $2,010, respectively.

As of November 29, 2014, the gross amount of unrecognized tax benefits was approximately $1,236 exclusive of interest and penalties. Of this balance, none would benefit the effective tax rate if we were to prevail on all unrecognized tax benefits recorded. As of November 30, 2013, the gross amount of unrecognized tax benefits was approximately $1,497, exclusive of interest and penalties. Of this balance, if we were to prevail on all unrecognized tax benefits recorded, approximately $239 would benefit the effective tax rate. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

The following table summarizes the activity related to our gross unrecognized tax benefits:

	2014	2013	2012
Balance, beginning of the year	$1,497	$1,228	$1,502
Gross increases	-	401	10
Gross decreases due to settlements	(221)	-	-
Gross decreases primarily due to the expiration of statutes	(40)	(132)	(284)

Balance, end of the year	$1,236	$1,497	$1,228

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal 2014, 2013, and 2012, we recognized $7, $23, and $63 of interest expense recovery and $10, $31, and $57 of penalty expense recovery, respectively, related to the unrecognized benefits noted above in our consolidated statements of income. At November 29, 2014 and November 30, 2013, the consolidated balance sheets include accrued interest of $134 and $140, and penalties of $0 and $10, respectively, due to unrecognized tax benefits. At November 29, 2014,$1,370 representing the entire amount of our gross unrecognized tax benefits along with the accrued interest and penalties thereon is included in other accrued liabilities in our consolidated balance sheet as we believe it is likely these uncertain positions will be resolved in 2015. The corresponding balance as November 30, 2013 of $1,647 was included in other long-term liabilities.

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

We remain subject to examination for tax years 2011 through 2013 for all of our major tax jurisdictions. The Company’s fiscal 2012 and 2013 income tax returns are currently under examination by the IRS.

The IRS released the final and re-proposed tangible property regulations in September of 2013. While the regulations are now final, they are effective for tax years beginning on or after January 1, 2014, which for the Company will be fiscal 2015. We have begun to evaluate the changes necessary to comply with the regulations and the related administrative procedures and the new regulations are not expected to have a significant impact on our financial statements.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

12.	Real Estate Notes Payable and Bank Credit Facility

The real estate notes payable and bank debt are summarized as follows:

Real Estate Notes Payable

	November 29, 2014	November 30, 2013
Real estate notes payable	$2,218	$2,746
Current portion of real estate notes payable	(316)	(279)
	$1,902	$2,467

Certain of our retail real estate properties have been financed through commercial mortgages with an interest rate of 6.73%. These mortgages are collateralized by the respective properties with net book values totaling approximately $6,127 and $6,262 at November 29, 2014 and November 30, 2013, respectively. The current portion of these mortgages, $316 and $279 as of November 29, 2014 and November 30, 2013, respectively, has been included in other accrued liabilities in the accompanying consolidated balance sheets. The long-term portion, $1,902 and $2,467 as of November 29, 2014 and November 30, 2013, respectively, is presented as real estate notes payable in the consolidated balance sheets.

The fair value of these mortgages was $2,196 and $2,684 at November 29, 2014 and November 30, 2013, respectively. In determining the fair value we utilized current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 7.

Maturities of real estate notes payable are as follows:

Fiscal 2015	$316
Fiscal 2016	338
Fiscal 2017	361
Fiscal 2018	386
Fiscal 2019	413
Thereafter	404
$2,218

Bank Credit Facility

On December 18, 2012, we entered into a new credit facility with our bank extending us a line of credit of up to $15,000. This credit facility, which matures in December 2015, is secured by our accounts receivable and inventory and contains certain covenants requiring us to maintain certain key financial ratios. We were in compliance with all covenants under the facility at November 29, 2014 and expect to remain in compliance for the foreseeable future.

At November 29, 2014 we had $216 outstanding under standby letters of credit, leaving availability under our credit line of $14,784.

Total interest paid, including bank and mortgage debt, during fiscal 2014, 2013 and 2012 was $176, $244 and $294, respectively.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

13.	Post-Employment Benefit Obligations

Supplemental Retirement Income Plan

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. Upon retirement, the Supplemental Plan provides for lifetime monthly payments in an amount equal to 65% of the participant’s final average compensation as defined in the Supplemental Plan, which is reduced by certain social security benefits to be received and other benefits provided by us. The Supplemental Plan also provides a death benefit that is calculated as (a) prior to retirement death, which pays the beneficiary 50% of final average annual compensation for a period of 120 months, or (b) post-retirement death, which pays the beneficiary 200% of final average compensation in a single payment. We own life insurance policies on these executives with a current net death benefit of $3,148 at November 29, 2014 and we expect to substantially fund this death benefit through the proceeds received upon the death of the executive. Funding for the remaining cash flows is expected to be provided through operations. There are no benefits payable as a result of a termination of employment for any reason other than death or retirement, other than a change of control provision which provides for the immediate vesting and payment of the retirement benefit under the Supplemental Plan in the event of an employment termination resulting from a change of control.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Summarized information for the plan measured as of the end of each year presented, is as follows:

	2014	2013
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$9,775	$9,805
Service cost	78	71
Interest cost	373	350
Actuarial losses	1,084	434
Benefits paid	(934)	(885)
Projected benefit obligation at end of year	$10,376	$9,775

Accumulated Benefit Obligation	$9,748	$9,215

Discount rate used to value the ending benefit obligations:	3.75%	4.00%

Amounts recognized in the consolidated balance sheet:
Current liabilities	$724	$810
Noncurrent liabilities	9,652	8,965
	$10,376	$9,775
Amounts recognized in accumulated other comprehensive income:
Transition obligation	$170	$212
Actuarial loss	3,046	2,085
Net amount recognized	$3,216	$2,297

Total recognized in net periodic benefit cost and accumulated other comprehensive income:	$1,535	$855

	2014	2013	2012

Components of Net Periodic Pension Cost:
Service cost	$78	$71	$54
Interest cost	373	350	376
Amortization of transition obligation	42	42	42
Amortization of other loss	123	81	11

Net periodic pension cost	$616	$544	$483

Assumptions used to determine net periodic pension cost:
Discount rate	4.00%	3.75%	4.25%
Increase in future compensation levels	3.00%	3.00%	3.00%

Estimated Future Benefit Payments (with mortality):
Fiscal 2015	$724
Fiscal 2016	695
Fiscal 2017	667
Fiscal 2018	639
Fiscal 2019	610
Fiscal 2020 through 2024	3,432

Of the $3,216 recognized in accumulated other comprehensive income at November 29, 2014, $42 of net transition obligation and $194 of net loss are expected to be recognized as components of net periodic pension cost during fiscal 2015.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or benefits permitted. We recognized expense of $134, $288, and $312 in fiscal 2014, 2013, and 2012, respectively, associated with the plan. The expense for fiscal 2014 is net of a credit to income of $124 due to a change in our estimate of the future obligation of a former employee. Our liability under this plan was $2,174 and $2,555 as of November 29, 2014 and November 30, 2013, respectively. The non-current portion of this obligation is included in post-employment benefit obligations in our consolidated balance sheets, with the current portion included in accrued compensation and benefits.

Defined Contribution Plan

We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Employee contributions to the Plan are matched at the rate of 15% of up to 8% of gross pay, regardless of years of service. Expense for employer matching contributions was $397, $340 and $175 during fiscal 2014, 2013 and 2012, respectively.

14.	Capital Stock and Stock Compensation

We account for our stock-based employee and director compensation plans in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period) which we recognize on a straight-line basis. Compensation expense related to restricted stock and stock options included in selling, general and administrative expenses in our consolidated statements of income for fiscal 2014, 2013 and 2012 was as follows:

2014	2013	2012

$951	$728	$636

Stock Option Plans

In 1997, we adopted an Employee Stock Plan (the “1997 Plan”), and reserved for issuance 950,000 shares of common stock. An additional 500,000 shares of common stock were authorized for issuance in 2000. In addition, the terms of the 1997 Plan allow for the re-issuance of any stock options which have been forfeited before being exercised. Options granted under the 1997 Plan may be for such terms and exercised at such times as determined by the Organization, Compensation, and Nominating Committee of the Board of Directors. Vesting periods typically range from one to three years. There are no shares available for grant under the 1997 Plan at November 29, 2014, however up to 500,000 shares associated with outstanding grants under the 1997 may become available for grant under the 2010 Plan (see below).

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

Notes to Consolidated Financial Statements -Continued

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

Stock Options

There were no new grants of options made in 2014, 2013 or 2012.

Changes in the outstanding options under our plans during the year ended November 29, 2014 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at November 30, 2013	735,100	$15.08
Granted	-	-
Exercised	(32,850)	9.65
Forfeited/Expired	(265,000)	20.92
Outstanding at November 29, 2014	437,250	11.94
Exercisable at November 29, 2014	414,500	$12.16

Changes in the non-vested options under our plans during the year ended November 29, 2014 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested options outstanding at November 30, 2013	86,500	$6.31
Granted	-	-
Vested	(63,750)	5.69
Forfeited/Expired	-	-
Non-vested options outstanding at November 29, 2014	22,750	$8.04

Unrecognized compensation cost related to these non-vested options at November 29, 2014 is $49, all of which is expected to be recognized during fiscal 2015.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Additional information regarding our outstanding stock options at November 29, 2014 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.23	-	$6.45	68,000	5.6	$4.38	68,000	$4.38
$6.45	-	$9.67	62,750	6.5	8.03	40,000	8.03
$9.68	-	$12.90	104,000	2.9	10.60	104,000	10.60
$12.91	-	$16.13	52,500	2.4	14.73	52,500	14.89
$16.14	-	$19.35	150,000	1.6	16.96	150,000	16.96
			437,250			414,500

Aggregate intrinsic value			$3,349			$3,084

Additional information regarding activity in our stock options during fiscal 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Total intrinsic value of options exercised	$236	$387	$530
Total fair value of options vested	200	363	371
Total cash received from the exercise of options	382	413	536
Excess tax benefits recognized as additional paid-in capital upon the exercise of options	72	106	-

Restricted Shares

Changes in the outstanding non-vested restricted shares during the year ended November 29, 2014 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested restricted shares outstanding at November 30, 2013	165,893	$12.23
Granted	66,339	14.21
Vested and released	(108,495)	9.96
Forfeited	-	-
Non-vested restricted shares outstanding at November 29, 2014	123,737	$15.28

Restricted share awards granted in fiscal 2014 included the grant of 54,000 shares on January 15, 2014 which were subject to a performance condition as well as a service condition. The performance condition was based on a measure of the Company’s operating cash flow for 2014 and has now been satisfied. Shares will be issued on the first anniversary. They will remain subject to an additional two-year service requirement and will vest on the third anniversary of the grant. The remaining grants for 2014 consisted of 12,399 restricted shares granted to our non-employee directors on April 1, 2014 which will vest on the first anniversary of the grant.

During fiscal 2014, 108,495 restricted shares were vested and released, of which 97,200 shares had been granted to employees and 11,295 shares to directors. Of the shares released to employees, 31,234 shares were withheld by the Company to cover withholding taxes of $489. During fiscal 2013, 11,550 shares were withheld to cover withholding taxes of $202 arising from the vesting of restricted shares. Excess tax benefits of $228 and $207 were recognized during fiscal 2014 and 2013, respectively, as additional paid-in capital upon the release of vested shares. Activity related to the vesting and release of restricted shares prior to fiscal 2013 was not material.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Additional information regarding our outstanding non-vested restricted shares at November 29, 2014 is as follows:

			Remaining
	Restricted	Share Value	Restriction
Grant	Shares	at Grant Date	Period
Date	Granted	Per Share	(Years)

July 13, 2012	1,398	$11.69	0.6
July 17, 2013	56,000	16.64	3.6
January 15, 2014	54,000	14.12	2.1
April 1, 2014	12,339	14.59	0.3
	123,737

Unrecognized compensation cost related to these non-vested restricted shares at November 29, 2014 is $1,403, expected to be recognized over approximately a three and one-half year period.

Employee Stock Purchase Plan

In 2000, we adopted and implemented an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the ESPP we sold 25,677, 38,206 and 42,211 shares to employees in fiscal 2014, 2013 and 2012, respectively, which resulted in an immaterial amount of compensation expense.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

15. Restructuring, asset impairment, and other charges

During 2012, our income from operations included the following charges:

Restructuring and asset impairment charges:
Asset impairment charges related to Company-owned retail store closures	$123
Asset impairment charges & demolition costs associated with closed plants	588
Total restructuring and asset impairment charges	$711

Lease exit costs
Lease exit costs related to Company-owned retail store closures	$228
Changes in estimates related to previously closed Company-owned retail stores	131
Total lease exit costs	$359
Total charges related to restructuring, asset impairment, lease exit costs and debt cancellation included in loss from operations	$1,070

Of the total restructuring, asset impairment charges and lease exit costs incurred in 2012, $719 was incurred in our wholesale segment while $351 was incurred in our retail segment.

The following table summarizes the activity related to our accrued lease exit costs:

	2014	2013

Balance, beginning of the year	$907	$2,614
Provisions made to adjust previous estimates	14	(176)
Payments on unexpired leases	(510)	(1,610)
Accretion of interest on obligations	22	79

Balance, end of the year	$433	$907

Current portion included in other accrued liabilities	$117	$474
Long-term portion included in other long-term liabilities	316	433
	$433	$907

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

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

17. Leases and Lease Guarantees

Leases

We lease land and buildings under operating leases that are used in the operation of our Company-owned retail stores as well as in the operation of independent licensee BHF stores. Our decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof. Some store leases contain contingent rental provisions based upon sales volume. Lease terms range from one to 15 years and generally have renewal options of between five and 15 years. The following schedule shows future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year as of November 29, 2014:

Fiscal 2015	$18,243
Fiscal 2016	15,713
Fiscal 2017	13,194
Fiscal 2018	10,778
Fiscal 2019	8,984
Thereafter	25,646
$92,558

Lease expense was $19,903, $18,403 and $17,123 for 2014, 2013, and 2012, respectively.

In addition to subleasing certain of these properties, we own retail real estate which we in turn lease to licensee operators of BHF stores. We also own real estate for closed stores which we lease to non-licensees. The following schedule shows minimum future rental income related to pass-through rental expense on subleased property as well as rental income on real estate owned by Bassett.

Fiscal 2015	$2,688
Fiscal 2016	1,781
Fiscal 2017	1,406
Fiscal 2018	869
Fiscal 2019	252
Thereafter	132
$7,128

Real estate rental income (loss), net of expense (including lease costs, depreciation, insurance, and taxes), related to licensee stores and other investment real estate, was $(248), $(594) and $(468) in 2014, 2013 and 2012, respectively, and is reflected in other expense, net in the accompanying consolidated statements of income.

Guarantees

As part of the strategy for our store program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $3,164 and $3,698 at November 29, 2014 and November 30, 2013, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations, net of reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at November 29, 2014 and November 30, 2013, were not material.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

18. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2014	2013	2012
Numerator:
Net income	$9,299	$5,096	$26,713

Denominator:
Denominator for basic income per share - weighted average shares	10,552,462	10,721,652	10,992,017
Effect of dilutive securities	140,569	150,897	103,394
Denominator for diluted income per share — weighted average shares and assumed conversions	10,693,031	10,872,549	11,095,411

Basic income per share:
Net income per share — basic	$0.88	$0.48	$2.43

Diluted income per share:
Net income per share — diluted	$0.87	$0.47	$2.41

For fiscal 2014, 2013 and 2012, the following potentially dilutive shares were excluded from the computations as there effect was anti-dilutive:

	2014	2013	2012
Stock options	150,000	472,500	622,500
Unvested restricted shares	-	81,295	12,582

Total anti-dilutive securities	150,000	553,795	635,082

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

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

The following table presents segment information for each of the last three fiscal years:

	2014	2013	2012
Net Sales
Wholesale	$223,993	$215,451	$185,187
Retail	216,631	199,380	171,633
Inter-company elimination	(99,886)	(93,545)	(87,148)
Consolidated	$340,738	$321,286	$269,672

Income (loss) from Operations
Wholesale	$14,120	$10,883	$7,500
Retail	(528)	(1,452)	(2,067)
Inter-company elimination	1,539	574	717
Restructuring and asset impairment charges
Wholesale	-	-	(588)
Retail	-	-	(123)
Lease exit costs	-	-	(359)
Consolidated income (loss) from operations	$15,131	$10,005	$5,080

Depreciation and Amortization
Wholesale	$1,572	$1,342	$1,171
Retail	5,344	4,372	3,760
Investments and real estate	400	484	542
Consolidated	$7,316	$6,198	$5,473

Capital Expenditures
Wholesale	$4,527	$3,839	$3,092
Retail	13,836	10,846	5,898
Investments and real estate	-	-	10
Consolidated	$18,363	$14,685	$9,000

Identifiable Assets
Wholesale	$124,848	$109,958	$145,861
Retail	86,471	77,331	68,583
Investments and real estate	29,427	38,560	12,736
Consolidated	$240,746	$225,849	$227,180

A breakdown of wholesale sales by product category for each of the last three fiscal years is provided below:

	2014	2013	2012

Wood	39%	41%	43%
Upholstery	61%	59%	57%
	100%	100%	100%

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

20. Quarterly Results of Operations (unaudited)

	2014
	First Quarter (1)(2)	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$75,647	$85,185	$85,186	$94,720
Gross profit	40,253	45,313	45,018	51,837
Net income	843	2,551	2,256	3,649
Basic earnings per share	0.08	0.24	0.22	0.35
Diluted earnings per share	0.08	0.24	0.21	0.35

	2013
	First Quarter (1)	Second Quarter	Third Quarter (3)	Fourth Quarter (4)

Net sales	$79,849	$81,223	$77,152	$83,062
Gross profit	41,360	41,826	38,723	44,085
Net income (loss)	980	1,953	556	1,607
Basic earnings (loss) per share	0.09	0.18	0.05	0.15
Diluted earnings (loss) per share	0.09	0.18	0.05	0.15

The first quarter of fiscal 2013 includes 14 weeks. All other quarters presented above for fiscal 2013 and 2012 consist of 13 week fiscal periods.

(1)

The first quarter of fiscal 2014 included 13 weeks as compared with 14 weeks for the first quarter of 2013. On an average weekly basis, net sales for the first quarter of fiscal 2014 were $5,819 per week as compared with $5,704 per week for the first quarter of fiscal 2013.

(2)	Includes $662 of income from death benefits from life insurance policies covering a former executive and a $140 gain from the partial liquidation of our investment in Fortress (see Note 7)
(3)	Includes $221 of tax benefit from the expiration of the statute of limitations on certain previously unrecognized tax benefits – see Note 11 for further information.
(4)	Includes $416 charge for impairment related to our investment property located in Henderson, Nevada. See Note 15 for further details

21. Subsequent Event

On January 21, 2015 we announced our intention to acquire the remaining 51% of Zenith Freight Lines, LLC in a transaction that is expected to close during the first quarter of fiscal 2015. The purchase price is valued at $20,000 to be paid in increments of cash and Bassett common stock over a three year period. See Note 10 regarding our current 49% interest in Zenith.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 29, 2014 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 29, 2014, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Bassett Furniture Industries, Incorporated and Subsidiaries

We have audited Bassett Furniture Industries, Incorporated and Subsidiaries’ internal control over financial reporting as of November 29, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Bassett Furniture Industries, Incorporated and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bassett Furniture Industries, Incorporated and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 29, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bassett Furniture Industries, Incorporated and Subsidiaries as of November 29, 2014 and November 30, 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended November 29, 2014 of Bassett Furniture Industries, Incorporated and Subsidiaries and our report dated January 22, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

January 22, 2015

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be contained in the Proxy Statement under the caption “Audit and Other Fees” is incorporated herein by reference thereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	(a)Bassett Furniture Industries, Incorporated and Subsidiaries Audited Consolidated Financial Statements for the years ended November 29, 2014, November 30, 2013 and November 24, 2012.

	(2)	Financial Statement Schedule:

		Schedule II- Analysis of Valuation and Qualifying Accounts for the years ended November 29, 2014, November 30, 2013 and November 26, 2011

(3)	Listing of Exhibits

	3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

	3B.	By-laws as amended to date are incorporated herein by reference to Exhibit 3b to Form 10-Q for the fiscal quarter ended August 25, 2012, filed October 4, 2012.

4.

Fourth Amended and Restated Credit Agreement with BB&T dated December 9, 2012 and First Amendment to Fourth Amended and Restated Credit Agreement with BB&T dated December 18, 2012. Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

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

*10L.

Form of Performance Share Award Agreement, Restricted Stock Award Agreement and Stock Option Award Agreement under the Bassett Furniture Industries, Inc. 2010 Stock Incentive Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 2013.

	*10M.	Schedule of Terms for Employment Continuity Agreements with Certain executive Officers is incorporated herein by reference to Form 10-Q for the quarterly period ended March 1, 2014.

	*10N.	Restated Supplemental Retirement Income Plan, effective May 1, 2014, is incorporated herein by reference to Form 10-Q for the quarterly period ended May 31, 2014.

21.	List of subsidiaries of the Registrant

23A.	Consent of Independent Registered Public Accounting Firm

31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.

The following financial statements from the Company's Annual Report on Form 10-K for the year ended November 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statements of stockholders’ equity, and (v) the notes to the consolidated financial statements, tagged as blocks of text.

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

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ Robert H. Spilman, Jr.	Date: January 22, 2015
Robert H. Spilman, Jr. President and Chief Executive Officer Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul Fulton	Date: January 22, 2015
Paul Fulton Chairman of the Board of Directors

By:	/s/ Peter W. Brown	Date: January 22, 2015
Peter W. Brown Director

By:	/s/ Kristina K. Cashman	Date: January 22, 2015
Kristina K. Cashman Director

By:	/s/ Howard H. Haworth	Date: January 22, 2015
Howard H. Haworth Director

By:	/s/ George W. Henderson, III	Date: January 22, 2015
George W. Henderson, III Director

By:	/s/ J. Walter McDowell	Date: January 22, 2015
J. Walter McDowell
Director

By:	/s/ Dale C. Pond	Date: January 22, 2015
Dale C. Pond Director

By:	/s/ William C. Wampler, Jr.	Date: January 22, 2015
William C. Wampler, Jr. Director

By:	/s/ William C. Warden, Jr.	Date: January 22, 2015
William C. Warden, Jr. Director

By:	/s/ J. Michael Daniel	Date: January 22, 2015
J. Michael Daniel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Bassett Furniture Industries, Incorporated

Schedule II

Analysis of Valuation and Qualifying Accounts

For the Years Ended November 29, 2014, November 30, 2013 and November 24, 2012

(amounts in thousands)

	Balance Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Other	Balance End of Period
For the Year Ended November 24, 2012:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$2,092	$377	$(680)	$-	$1,789

Notes receivable valuation reserves	$4,140	$(1)	$-	$-	$4,139

Income tax valuation allowance	$19,612	$-	$(18,704)	$-	$908

For the Year Ended November 30, 2013:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$1,789	$361	$(543)	$-	$1,607

Notes receivable valuation reserves	$4,139	$-	$-	$-	$4,139

Income tax valuation allowance	$908	$136	$-	$-	$1,044

For the Year Ended November 29, 2014:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$1,607	$77	$(435)	$-	$1,249

Notes receivable valuation reserves	$4,139	$-	$-	$-	$4,139

Income tax valuation allowance	$1,044	$-	$(974)	$-	$70

(1)

Deductions are for the purpose for which the reserve was created. Deductions from the income tax valuation allowance for the years ended November 24, 2012 and November 29, 2014 were due to the removal of the majority of our valuation allowance, resulting in a net tax benefit for the year.