Form 10-Q
period 2015-02-28
BASSETT FURNITURE INDUSTRIES INC
filed 2015-04-09
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

At March 27, 2015, 10,755,830 shares of common stock of the Registrant were outstanding.

1 of 40

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE

PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of February 28, 2015 (unaudited) and November 29, 2014 and for the quarters ended February 28, 2015 (unaudited) and March 1, 2014 (unaudited)

	Condensed Consolidated Statements of Income and Retained Earnings	3

	Condensed Consolidated Statements of Comprehensive Income	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

3.	Quantitative and Qualitative Disclosures About Market Risk	32

4.	Controls and Procedures	32

PART II - OTHER INFORMATION

1.	Legal Proceedings	34

2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

3.	Defaults Upon Senior Securities	34

6.	Exhibits	34

2 of 40

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE PERIODS ENDED FEBRUARY 28, 2015 AND MARCH 1, 2014 – UNAUDITED

(In thousands except per share data)

	Quarter Ended

	February 28, 2015	March 1, 2014
Sales revenue:
Furniture and accessories	$89,548	$75,647
Logistics	3,259	-
Total sales revenue	92,807	75,647

Cost of furniture and accessories sold	41,930	35,394

Selling, general and administrative expenses excluding new store pre-opening costs	47,475	38,580
New store pre-opening costs	-	587
Lease exit costs	419	-
Asset impairment charges	106	-
Income from operations	2,877	1,086

Remeasurement gain on acquisition of affiliate	7,212	-
Other income (loss), net	(622)	285
Income before income taxes	9,467	1,371

Income tax expense	3,511	528
Net income	$5,956	$843

Retained earnings-beginning of period	106,339	104,526
Cash dividends	(821)	(656)
Retained earnings-end of period	$111,474	$104,713

Basic earnings per share	$0.57	$0.08

Diluted earnings per share	$0.56	$0.08

Dividends per share	$0.08	$0.06

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED FEBRUARY 28, 2015 AND MARCH 1, 2014 – UNAUDITED

(In thousands)

	Quarter Ended

	February 28, 2015	March 1, 2014

Net income	$5,956	$843
Other comprehensive income:
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	59	41
Income taxes related to SERP	(22)	(16)

Other comprehensive income, net of tax	37	25

Total comprehensive income	$5,993	$868

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2015 AND NOVEMBER 29, 2014

(In thousands)

	(Unaudited)
	February 28, 2015	November 29, 2014
Assets
Current assets
Cash and cash equivalents	$12,256	$26,673
Short-term investments	23,125	23,125
Accounts receivable, net	17,683	15,228
Inventories	61,676	57,272
Deferred income taxes	5,288	5,268
Other current assets	13,449	7,796
Total current assets	133,477	135,362

Property and equipment, net	94,574	74,812

Deferred income taxes	5,412	9,701
Goodwill and other intangible assets	18,341	1,730
Other	8,611	19,141
Total long-term assets	32,364	30,572
Total assets	$260,415	$240,746

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,715	$22,251
Accrued compensation and benefits	8,546	8,931
Customer deposits	25,325	22,202
Dividends payable	-	2,102
Current portion of long-term debt	4,586	316
Other accrued liabilities	10,679	10,971
Total current liabilities	68,851	66,773

Long-term liabilities
Post employment benefit obligations	11,444	11,498
Notes payable	10,708	1,902
Other long-term liabilities	3,701	3,741
Total long-term liabilities	25,853	17,141

Stockholders’ equity
Common stock	53,792	52,467
Retained earnings	111,474	106,339
Additional paid-in capital	2,382	-
Accumulated other comprehensive loss	(1,937)	(1,974)
Total stockholders' equity	165,711	156,832
Total liabilities and stockholders’ equity	$260,415	$240,746

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED FEBRUARY 28, 2015 AND MARCH 1, 2014 – UNAUDITED

(In thousands)

	Quarter Ended
	February 28, 2015	March 1, 2014
Operating activities:
Net income	$5,956	$843
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,146	1,692
Equity in undistributed income of investments and unconsolidated affiliated companies	(220)	(65)
Provision for restructuring and asset impairment charges	106	-
Non-cash portion of lease exit costs	419	-
Remeasurement gain on acquisition of affiliate	(7,212)	-
Deferred income taxes	4,278	12
Other, net	549	(699)
Changes in operating assets and liabilities:
Accounts receivable	1,021	1,450
Inventories	(4,404)	(776)
Other current assets	(2,325)	14
Customer deposits	3,122	2,896
Accounts payable and accrued liabilities	(4,341)	(29)
Net cash provided by (used in) operating activities	(905)	5,338

Investing activities:
Purchases of property and equipment	(3,918)	(6,899)
Proceeds from sales of property and equipment	-	1,407
Cash paid for business acquisition, net of cash acquired	(7,374)	-
Capital contribution to affiliate	(1,345)	-
Proceeds from maturity of short-term investments	-	5,000
Other	-	48
Net cash used in investing activities	(12,637)	(444)

Financing activities:
Cash dividends	(2,923)	(2,828)
Proceeds from the exercise of stock options	1,410	-
Other issuance of common stock	85	82
Repurchases of common stock	(191)	(287)
Excess tax benefits from stock-based compensation	456	-
Repayments of notes payable	(372)	(68)
Proceeds from equipment loans	660	-
Net cash used in financing activities	(875)	(3,101)
Change in cash and cash equivalents	(14,417)	1,793
Cash and cash equivalents - beginning of period	26,673	12,733
		.
Cash and cash equivalents - end of period	$12,256	$14,526

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2015

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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (“Bassett”, “we”, “our”, or the “Company”) and our wholly-owned subsidiaries of which we have a controlling interest. The equity method of accounting was used for our investment in an affiliated company in which we exercised significant influence but did not maintain a controlling interest prior to the Zenith acquisition mentioned following. In accordance with ASC Topic 810, we have evaluated our licensees and certain other entities to determine whether they are variable interest entities (“VIEs”) of which we are the primary beneficiary and thus would require consolidation in our financial statements. To date we have concluded that none of our licensees nor any other of our counterparties represent VIEs.

Revenue from the sale of furniture and accessories is reported in the accompanying condensed consolidated statements of income net of estimates for returns and allowances.

For comparative purposes, certain amounts from 2014 have been reclassified to conform to the 2015 presentation.

Zenith Acquisition

Prior to February 2, 2015 we held a 49% interest in Zenith Freight Lines, LLC (“Zenith”) for which we used the equity method of accounting. On February 2, 2015 we acquired the remaining 51% ownership interest (see Note 3, Business Combinations). Accordingly, the results of Zenith have been consolidated with our results since the date of the acquisition. Sales of logistical services from Zenith to our wholesale and retail segments have been eliminated, and Zenith’s operating costs and expenses since the date of acquisition are included in selling, general and administrative expenses in our condensed consolidated statements of net income. Our equity in the earnings of Zenith prior to the date of the acquisition is included in other income (loss), net, in the accompanying condensed consolidated statements of income.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three months ended February 28, 2015 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 29, 2014.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rates for the quarters ended February 28, 2015 and March 1, 2014 differ from the federal statutory rate primarily due to the effects of state income taxes and various permanent differences.

7 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

3. Business Combination – Acquisition of Zenith

Prior to February 2, 2015 we held a 49% interest in Zenith for which we used the equity method of accounting. Zenith provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers. We historically have contracted with Zenith to provide substantially all of our domestic freight, transportation and warehousing needs for the wholesale business. In addition, Zenith provides home delivery services for many of our Company-owned retail stores. On February 2, 2015, we acquired the remaining 51% of Zenith in exchange for cash, Bassett common stock and a note payable with a total fair value of $19,111. The value of the Bassett common stock was based on the closing market price of our shares on the acquisition date, discounted for lack of marketability due to restrictions on the seller’s ability to transfer the shares. The restrictions on one half of the shares expire on the first anniversary of the acquisition, with the remainder expiring on the second anniversary. The note is payable in three annual installments of $3,000 each beginning February 2, 2016, and has been discounted to its fair value as of the date of the acquisition based on our estimated borrowing rate.

The carrying value of our 49% interest in Zenith prior to the acquisition was $9,480 (see Note 7, unconsolidated affiliated company). In connection with the acquisition, this investment was remeasured to a fair value of $16,692 resulting in the recognition of a gain of $7,212 during the quarter ended February 28, 2015. The impact of this gain upon our basic and diluted earnings per share is approximately $0.42, net of the related tax expense. The remeasured fair value of our prior interest in Zenith was estimated based on the fair value of the consideration transferred to acquire the remaining 51% of Zenith less an estimated control premium.

Under the acquisition method of accounting, the fair value of the consideration transferred along with the fair value of our previous 49% interest in Zenith was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date with the remaining unallocated amount recorded as goodwill.

The total fair value of the acquired business was determined as follows:

Fair value of consideration transferred in exchange for 51% of Zenith:
Cash	$9,000
Bassett common stock, 89,485 shares, par value $5.00 per share, fair value at closing $18.72 per share	1,675
Note payable	8,436
Total fair value of consideration transferred to seller	19,111
Less effective settlement of previous amounts payable to Zenith at acquisition	(3,622)
Total fair value of consideration net of effective settlement	15,489
Fair value of Bassett's previous 49% interest in Zenith	16,692

Total fair value of acquired business	$32,181

8 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

The preliminary allocation of the fair value of the acquired business was based upon a preliminary valuation. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of the preliminary allocation of the fair value of consideration transferred that are not yet finalized relate to the fair values of certain tangible and intangible assets acquired and the residual goodwill. The preliminary allocation of the fair value of the acquired business is as follows:

Allocation of the fair value of consideration transferred:
Identifiable assets acquired:
Acquired cash and cash equivalents	$1,626
Accounts receivable, net	3,399
Prepaid expenses and other current assets	493
Property and equipment	18,109
Other long-term assets	646
Intangible assets	6,362
Total identifiable assets acquired	30,635
Liabilities assumed:
Accounts payable and accrued liabilities	(4,417)
Notes payable	(4,329)
Total liabilities assumed	(8,746)
Net identifiable assets acquired	21,889
Goodwill	10,292
Total net assets acquired	$32,181

Goodwill was determined based on the residual difference between the fair value of the consideration transferred and the value assigned to tangible and intangible assets and liabilities and is deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were Zenith’s reputation for best-in-class, fully integrated logistical services which are uniquely tailored to the needs of the furniture industry, as well as their ability to provide expedited delivery service which is increasingly in demand in the furniture industry.

A portion of the fair value of consideration transferred has been provisionally assigned to identifiable intangible assets as follows:

	Useful Life
Description:	In Years	Fair Value
Customer relationships	15	$3,038
Trade names	Indefinite	2,490
Technology - customized applications	7	834

Total acquired intangible assets		$6,362

The finite-lived intangible assets are being amortized on a straight-line basis over their useful lives. The indefinite-lived intangible asset and goodwill are not amortized but will be tested for impairment annually or between annual tests if an indicator of impairment exists.

The fair values of consideration transferred and net assets acquired were determined using a combination of Level 2 and Level 3 inputs as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. See Note 12.

Acquisition costs related to the Zenith acquisition totaled $121 during the quarter ended February 28, 2015 and are included in selling, general and administrative expenses in the condensed consolidated statements of income. Approximately $100 of additional acquisition costs related to Zenith are expected to be incurred during the remainder of 2015. The acquisition costs are primarily related to legal, accounting and valuation services.

9 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

The revenue of Zenith since February 2, 2015 that is included in our condensed consolidated statement of income for the quarter ended February 28, 2015 is $3,259 after the elimination of intercompany transactions. Net income of Zenith since the date of acquisition is not material. The pro forma results of operations for the acquisition of Zenith have not been presented because they are not material to our consolidated results of operations.

4. Goodwill and Other Intangible Assets

At February 28, 2015 goodwill and other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,038	$(29)	$3,009
Technology - customized applications	834	(13)	821

Total intangible assets subject to amortization	3,872	(42)	3,830

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	12,021	-	12,021

Total goodwill and other intangible assets	$18,383	$(42)	$18,341

At November 29, 2014 our only intangible asset was goodwill with a carrying value of $1,731.

Changes in the carrying amounts of goodwill by reportable segment were as follows:

	Wholesale	Retail	Logistics	Total

Balance as of November 29, 2014	$1,129	$602	$-	$1,731
Goodwill arising from acquisition of Zenith	3,874	1,271	5,145	10,290

Balance as of February 28, 2015	$5,003	$1,873	$5,145	$12,021

The goodwill recognized in connection with our acquisition of Zenith remains subject to future adjustments before the close of the measurement period in the first quarter of fiscal 2016. Refer to Note 3, Business Combinations, for additional information regarding the Zenith acquisition. There were no accumulated impairment losses on goodwill as of February 28, 2015 or November 29, 2014.

Amortization expense associated with intangible assets during the quarters ended February 28, 2015 and March 1, 2014 was $42 and $0, respectively. Estimated future amortization expense for intangible assets that exist at February 28, 2015 is as follows:

Remainder of fiscal 2015	$240
Fiscal 2016	322
Fiscal 2017	322
Fiscal 2018	322
Fiscal 2019	322
Fiscal 2020	322
Thereafter	1,980

Total	$3,830

10 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

5. Accounts Receivable

Accounts receivable consists of the following:

	February 28, 2015	November 29, 2014
Gross accounts receivable	$19,086	$16,477
Allowance for doubtful accounts	(1,403)	(1,249)
Accounts receivable, net	$17,683	$15,228

At February 28, 2015 and November 29, 2014 approximately 38% and 46%, respectively, of gross accounts receivable, and approximately 48% and 58%, respectively, of the allowance for doubtful accounts were attributable to amounts owed to us by our licensees. Our remaining receivables are primarily due from national account customers and traditional distribution channel customers.

Activity in the allowance for doubtful accounts for the three months ended February 28, 2015 was as follows:

2015

Balance at November 29, 2014	$1,249
Acquired allowance on accounts receivable (Note 3)	209
Reductions to allowance	(55)
Balance at February 28, 2015	$1,403

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 12.

6. Inventories

Inventories are valued at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories are determined using the first-in, first-out (FIFO) method.

Inventories were comprised of the following:

	February 28, 2015	November 29, 2014
Wholesale finished goods	$33,635	$31,399
Work in process	357	298
Raw materials and supplies	9,663	8,109
Retail merchandise	26,963	26,428
Total inventories on first-in, first-out method	70,618	66,234
LIFO adjustment	(7,554)	(7,550)
Reserve for excess and obsolete inventory	(1,388)	(1,412)
	$61,676	$57,272

11 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2015

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 29, 2014	$1,060	$352	$1,412
Additions charged to expense	268	95	363
Write-offs	(285)	(102)	(387)
Balance at February 28, 2015	$1,043	$345	$1,388

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2015 and do not anticipate that our methodology is likely to change in the future.

7. Unconsolidated Affiliated Company

Prior to February 2, 2015 we owned 49% of Zenith and accounted for our investment under the equity method. Our investment in Zenith at November 29, 2014 was $7,915 and is included in other assets in our condensed consolidated balance sheet. The balance of our investment in Zenith was adjusted for our equity in the earnings of Zenith through February 2, 2015 of $220, and increased by $1,345 representing our 49% share of a $2,745 capital contribution made to Zenith, a portion of which was used for retirement of certain of Zenith’s debt prior to the acquisition. This activity resulted in carrying value for our investment in Zenith of $9,480 on the date of acquisition. See Note 3 regarding the remeasurement of this carrying value to fair value in connection with the acquisition and the resulting gain.

At November 29, 2014, we owed Zenith $2,628 for services rendered to us. We believe the transactions with Zenith were recorded at current market rates. Prior to our acquisition on February 2, 2015, we recorded the following income from Zenith in other income (loss), net, in our condensed consolidated statements of income:

	Quarter Ended
	February 28, 2015	March 1, 2014
Earnings recognized	$220	$65

12 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

8. Notes Payable and Bank Credit Facility

Our notes payable consist of the following:

	February 28, 2015
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$9,000	$(541)	$8,459
Transportation equipment notes payable	3,229	-	3,229
Real estate notes payable	3,606	-	3,606

Total Debt	15,835	(541)	15,294
Less current portion	(4,881)	295	(4,586)

Total long-term debt	$10,954	$(246)	$10,708

	November 29, 2014
	Principal Balance	Unamortized Discount	Net Carrying Amount

Real estate notes payable	$2,218	$-	$2,218
Less current portion	(316)	-	(316)

Total long-term debt	$1,902	$-	$1,902

The future maturities of our notes payable are as follows:

Remainder of fiscal 2015	$1,500
Fiscal 2016	5,560
Fiscal 2017	4,165
Fiscal 2018	3,720
Fiscal 2019	486
Fiscal 2020	404
Thereafter	-
$15,835

Zenith Acquisition Note Payable

As part of the consideration given for our acquisition of Zenith on February 2, 2015, we issued an unsecured note payable to the former owner in the amount of $9,000. The note is payable in three annual installments $3,000 beginning February 2, 2016. Interest is payable annually at the one year LIBOR rate, which was established at 0.62% on February 2, 2015 and resets on each anniversary of the note. The note was recorded at its fair value in connection with the acquisition resulting in a debt discount that is amortized to the principal amount through the recognition of non-cash interest expense over the term of the note. Interest expense resulting from the amortization of the discount was not material for the quarter ended February 28, 2015. The current portion of the note due within one year, including unamortized discount, is $2,705 at February 28, 2015.

Transportation Equipment Notes Payable

Certain of the transportation equipment operated in our logistical services segment is financed by notes payable in the amount of $3,229. These notes are payable in fixed monthly payments of principal and interest at fixed and variable rates ranging from 3.75% to 4.50% at February 28, 2015, with remaining terms of five to fifty months. The current portion of these notes due within one year at February 28, 2015 is $1,289. The notes are secured by tractors, trailers and local delivery trucks with a total net book value of $4,989 at February 28, 2015. In January of 2015, Zenith received a bank commitment in the amount of $1,307 to fund the purchase of new trailers, of which $660 was drawn the first quarter of fiscal 2015 with the remaining $647 expected to be drawn during the second quarter of fiscal 2015.

13 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

Real Estate Notes Payable

Certain of our retail real estate properties have been financed through commercial mortgages with interest rates of 6.73%. These mortgages are collateralized by the respective properties with net book values totaling approximately $6,093 and $6,127 at February 28, 2015 and November 29, 2014, respectively. The current portion of these mortgages due within one year was $321 and $316 as of February 28, 2015 and November 29, 2014, respectively.

Certain of the real estate located in Conover, NC and operated in our logistical services segment is subject to a note payable in the amount of $1,430. The note is payable in monthly installments of principal and interest at the fixed rate of 3.75% through October 2016, at which time the remaining balance on the note of approximately $1,050 will be due. The current portion of this note due within one year at February 28, 2015 is $270. The note is secured by land and buildings with a total net book value of $6,317 at February 28, 2015.

Fair Value

We believe that the carrying amount of our notes payable approximates fair value at both February 28, 2015 and November 29, 2014. In estimating the fair value, we utilize current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 12.

Bank Credit Facility

Our credit facility with our bank provides for a line of credit of up to $15,000. This credit facility, which matures in December of 2015, is secured by our accounts receivable and inventory. The facility contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future.

At February 28, 2015, we had $216 outstanding under standby letters of credit, leaving availability under our credit line of $14,784.

9. Commitments and Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

14 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15 years. Some store leases contain contingent rental provisions based upon sales volume. Our transportation equipment leases have terms ranging from two to seven years with fixed monthly rental payments plus variable charges based upon mileage. The following schedule shows future minimum lease payments under non-cancellable operating leases with terms in excess of one year as of February 28, 2015:

	Retail Stores	Distribution Centers	Transportation Equipment	Total

Remainder of fiscal 2015	$13,893	$2,297	$1,944	$18,134
Fiscal 2016	16,776	2,821	2,232	21,829
Fiscal 2017	14,258	1,581	1,717	17,556
Fiscal 2018	11,818	360	806	12,984
Fiscal 2019	9,952	69	755	10,776
Fiscal 2020	8,670	-	671	9,341
Thereafter	23,090	-	30	23,120
	$98,457	$7,128	$8,155	$113,740

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $3,020 and $3,164 at February 28, 2015 and November 29, 2014, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at February 28, 2015 and November 29, 2014 was not material.

10. Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for this plan was $10,358 and $10,376 as of February 28, 2015 and November 29, 2014, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	February 28, 2015	November 29, 2014
Accrued compensation and benefits	$724	$724
Post employment benefit obligations	9,634	9,652

Total pension liability	$10,358	$10,376

Components of net periodic pension costs are as follows:

	Quarter Ended
	February 28, 2015	March 1, 2014
Service cost	$26	$20
Interest cost	94	93
Amortization of transition obligation	11	11
Amortization of loss	48	30

Net periodic pension cost	$179	$154

15 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $54 and $72 for the quarters ended February 28, 2015 and March 1, 2014, respectively. Our liability under this plan was $2,137 and $2,174 as of February 28, 2015 and November 29, 2014, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	February 28, 2015	November 29, 2014
Accrued compensation and benefits	$328	$328
Post employment benefit obligations	1,809	1,846

Total deferred compensation liability	$2,137	$2,174

11. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended February 28, 2015:

Basic earnings per share	$5,956	10,480,656	$0.57
Add effect of dilutive securities:
Options and restricted shares	-	175,856	(0.01)
Diluted earnings per share	$5,956	10,656,512	$0.56

For the quarter ended March 1, 2014:

Basic earnings per share	$843	10,691,646	$0.08
Add effect of dilutive securities:
Options and restricted shares	-	151,157	-
Diluted earnings per share	$843	10,842,803	$0.08

For the three months ended February 28, 2015 and March 1, 2014, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended
	February 28, 2015	March 1, 2014
Stock options	-	207,500
Unvested performance shares	46,000	54,000

Total anti-dilutive securities	46,000	261,500

16 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

12. Financial Instruments and Fair Value Measurements

Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, cost method investments, accounts payable and long-term debt. Because of their short maturities, the carrying amounts of cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, and accounts payable approximate fair value. Our cost method investments generally involve entities for which it is not practical to determine fair values.

Investments

Our short-term investments of $23,125 at both February 28, 2015 and November 29, 2014 consisted of certificates of deposit (CDs) with original terms generally ranging from six to twelve months, bearing interest at rates ranging from 0.16% to 0.91%. At February 28, 2015, the weighted average remaining time to maturity of the CDs was approximately four months and the weighted average yield of the CDs was approximately 0.21%. Each CD is placed with a Federally insured financial institution and all deposits are within Federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at February 28, 2015 and November 29, 2014 approximates their fair value.

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

We believe that the carrying amounts of our current assets and current liabilities approximate fair value due to the short-term nature of these items. The recurring estimate of the fair value of our notes payable for disclosure purposes (see Note 8) involves Level 3 inputs. Our primary non-recurring fair value estimates typically involve business acquisitions (Note 3) which involve a combination of Level 2 and Level 3 inputs, and asset impairments (Note 13) which utilize Level 3 inputs.

13. Asset Disposition, Impairment Charges and Accrued Lease Exit Costs

Asset Disposition

During the quarter ended February 28, 2015, we entered into a contract to sell our retail real estate investment property located in Sugarland, Texas. At February 28, 2015 the $2,835 carrying value of the land and building is classified as an asset held for sale and is included in other current assets in the accompanying balance sheet. This asset was included in other assets at November 29, 2014 along with our other investments in retail real estate. The sale of the real estate closed on March 12, 2015. During the quarter ended February 28, 2015, we recognized a non-cash charge of $182 to write down the carrying value of the Sugarland real estate to the selling price. This charge is included in other income (loss), net in our condensed consolidated income statement.

17 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

Asset Impairment Charges and Lease Exit Costs

During the quarter ended February 28, 2015 we announced the closing of our Company-owned retail store location in Memphis, Tennessee. In connection with this closing, we recognized non-cash charges of $419 for the accrual of lease exit costs and $106 for the write off of abandoned leasehold improvements and other store assets.

The following table summarized the activity related to our accrued lease exit costs:

Balance at November 29, 2014	$433

Provisions associated with Company-owned retail store closures	419
Payments and other	(5)

Balance at February 28, 2015	$847

Current portion included in other accrued liabilities	$406
Long-term portion included in other long-term liabilities	441
$847

14. Recent Accounting Pronouncements

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of reporting extraordinary items, but retains current presentation and disclosure requirements for an event or transaction that is of an unusual nature or of a type that indicates infrequency of occurrence. Transactions that meet both criteria would now also follow such presentation and disclosure requirements. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after 15 December 2015. Early adoption is permitted; however, adoption must occur at the beginning of an annual period. Therefore the amendments in ASU 2015-01 will become effective for us as of the beginning of our 2017 fiscal year. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

18 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

15. Segment Information

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

●

Retail – Company-owned stores. Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities and capital expenditures directly related to these stores.

●

Logistical services. With our acquisition of Zenith on February 2, 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistics revenue in our condensed consolidated statement of income. Zenith’s operating costs are included in selling, general and administrative expenses and total $6,007 from the date of acquisition through February 28, 2015. Amounts charged by Zenith to the Company for logistical services prior to the date of acquisition are included in selling, general and administrative expenses, and our equity in the earnings of Zenith prior to the date of acquisition is included in other income (loss), net, in the accompanying statements of income.

Inter-company net sales elimination represents the elimination of wholesale sales to our Company-owned stores and the elimination of Zenith logistics revenue from our wholesale and retail segments.. Inter-company income elimination includes the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the retail consumer. The inter-company income elimination also includes rent paid by our retail stores occupying Company-owned real estate, and the elimination of shipping and handling charges from Zenith for services provided to our wholesale and retail operations.

Prior to the beginning of fiscal 2015, our former investments and real estate segment included our short-term investments, our holdings of retail real estate previously leased as licensee stores, and our former equity investment in Zenith prior to acquisition. This segment has been eliminated and the assets formerly reported therein are now considered to be part of our wholesale segment. The earnings and costs associated with these assets, including our equity in the income of Zenith prior to the date of acquisition, will continue to be included in other income (loss), net, in our condensed consolidated statements of income.

19 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended
	February 28, 2015	March 1, 2014
Sales Revenue
Wholesale	$58,805	$51,086
Retail - Company-owned stores	57,183	47,124
Logistical services	5,999	-
Inter-company eliminations:
Furniture and accessories	(26,440)	(22,563)
Logistical services	(2,740)	-
Consolidated	$92,807	$75,647

Income (loss) from Operations
Wholesale	$2,927	$2,348
Retail - Company-owned stores	(42)	(1,772)
Logistical services	(8)	-
Inter-company elimination	525	510
Lease exit costs	(419)	-
Asset impairment charges	(106)	-
Consolidated	$2,877	$1,086

Depreciation and Amortization
Wholesale	$534	$435
Retail - Company-owned stores	1,355	1,257
Logistical services	257	-
Consolidated	$2,146	$1,692

Capital Expenditures
Wholesale	$961	$1,437
Retail - Company-owned stores	2,111	5,462
Logistical services	846	-
Consolidated	$3,918	$6,899

	As of	As of
Identifiable Assets	February 28, 2015	November 29, 2014
Wholesale	$127,288	$154,275
Retail - Company-owned stores	88,909	86,471
Logistical services	44,218	-
Consolidated	$260,415	$240,746

20 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 113-year history has instilled the principles of quality, value, and integrity in everything that we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and to meet the demands of a global economy.

With 94 BHF stores at February 28, 2015, we have leveraged our strong brand name in furniture into a network of corporate and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits, and coordinated decorating accessories.  We believe that our capabilities in custom upholstery have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long-term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor. We continue to strengthen the sales and design talent within our Company-owned retail stores.  Our Design Consultants undergo extensive Design Certification training. This training has strengthened their skills related to our house call and design business, and is intended to increase business with our most valuable customers.

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

For many years we have owned 49% of Zenith Freight Lines, LLC (“Zenith”). During that time the strategic significance of our partnership with Zenith has risen to include the over-the-road transportation of furniture, the operation of regional wholesale distribution centers in eight states, and the management of various home delivery facilities that service Bassett Home Furnishings stores and other clients in local markets around the United States. On February 2, 2015, we acquired the remaining 51% of Zenith, which now operates as a wholly-owned subsidiary of Bassett. Our acquisition of Zenith brings to our Company the ability to deliver best-of-class shipping and logistical support services that are uniquely tailored to the needs of the furniture industry, as well as the ability to provide the expedited delivery service which is increasingly demanded by our industry. We believe that our ownership of Zenith will not only enhance our own wholesale and retail distribution capabilities, but will provide additional growth opportunities as Zenith continues to expand its service to other customers.

In September of 2011, we announced the formation of a strategic partnership with HGTV (Home and Garden Television), a division of Scripps Networks, LLC, which combines our 113 year heritage in the furniture industry with the penetration of 96 million households in the United States that HGTV enjoys today.  As part of this alliance, the in-store design centers have been co-branded with HGTV to more forcefully market the concept of a “home makeover”, an important point of differentiation for our stores that also mirrors much of the programming content on the HGTV network. We believe the new co-branded design centers coupled with the targeted national advertising on HGTV have played a key role in our improved comparable store sales since their introduction following the third quarter of 2012.

21 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

At February 28, 2015, our BFH store network included 60 Company-owned stores and 34 licensee-owned stores. Due to the improved operating performance of our retail network along with continued improvement in underlying economic factors such as the housing market and consumer confidence, we have been expanding our retail presence in various parts of the country. As part of this expansion we opened six new stores during fiscal 2014 as well as relocated two others.

We relocated our stores in San Antonio and Southlake, Texas during the first quarter of 2015 and expect to relocate our Newport News, Virginia store late this year (the lease for the existing location expires early in fiscal 2016). We have extended or plan to extend all four of the leases that were scheduled to expire in 2015.  We also plan to continue opening new stores, primarily in underpenetrated markets where we currently have stores.  We and certain licensees are actively engaged in site selection and lease negotiations for several new stores. We expect to open three to five new corporate stores in 2015, including one in Woodland Hills, California and one in Dulles, Virginia. We also expect one new store will be opened in 2015 by an existing licensee.

As with any retail operation, prior to opening a new store we incur such expenses as rent, training costs and other payroll related costs. These costs generally range between $100 to $300 per store depending on the overall rent costs for the location and the period between the time when we take possession of the physical store space and the time of the store opening. Generally, rent payments between time of possession and opening of a new store are deferred and therefore rent costs recognized during that time do not require cash. Inherent in our retail business model, we also incur significant losses in the first two to three months of operation following a new store opening. Similar to other furniture retailers, we do not recognize a sale in the income statement until the furniture is delivered to our customer. Because our retail business model does not involve maintaining a stock of retail inventory that would result in quick delivery and because of the custom nature of our furniture offerings, delivery to our customers usually does not occur until 30 days after an order is placed. We generally require a deposit at the time of order and collect the remaining balance when the furniture is delivered at which time the sale is recorded in the income statement. Coupled with the previously discussed store pre-opening costs, total start-up losses can range from $300 to $500 per store. While this expansion is initially costly to our operating results, we believe our site selection and new store presentation will generally result in locations that operate at or above a retail break-even level within 12 months of their opening. Even as these stores ramp up to break-even, we are realizing additional wholesale sales volume that will leverage the fixed costs in our wholesale business.

Our wholesale operations include an upholstery plant in Newton, North Carolina that produces a wide range of upholstered furniture. We believe that we are an industry leader with our quick-ship custom upholstery offerings. We also operate a custom dining manufacturing facility in Martinsville, Virginia. Most of our wood furniture and certain of our upholstery offerings are sourced through several foreign plants, primarily in Vietnam, Indonesia and China. We define imported product as fully finished product that is sourced internationally. For the first quarter of fiscal 2015, approximately 38% of our wholesale sales were of imported product compared to 45% for the first quarter of fiscal 2014. Our plans for 2015 include the launch of several significant new product categories. During the first quarter of 2015 we introduced the “Bassett Baby and Kids” program in an effort to leverage our 70 year history in the juvenile and youth furniture products category. These products are initially available solely on our website and in BHF retail stores. Another important new product program for 2015 is “Bench Made”, a selection of American handmade dining furniture that will begin to appear in retail showrooms during the second quarter of 2015. Partnering with nearby hardwood component manufacturers, we are preparing, distressing, finishing, and assembling an assortment of solid maple tables and chairs in our newly renovated Company-owned facility in Bassett, Virginia. Finally, we have undertaken a major makeover of our imported wood product assortment in 2015. All of these new products have been carefully designed in coordination with our merchants, designers, engineers and finishing technicians to achieve the upscale casual decor that we believe speaks to the Bassett consumer today. These new products are appearing in our stores in phases coinciding with key holiday selling periods throughout 2015. Our operating results for the first quarter of 2015 reflect the start-up costs associated with this increased level of product development activity.

22 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

Results of Operations – Quarter ended February 28, 2015 compared with quarter ended March 1, 2014:

Net sales of furniture and accessories, logistics revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense, other charges and income (loss) from operations were as follows for the periods ended February 28, 2015 and March 1, 2014:

	Quarter Ended
	February 28, 2015		March 1, 2014

Sales revenue:
Furniture and accessories	$89,548	96.5%	$75,647	100.0%
Logistics revenue	3,259	3.5%	-	0.0%
Total sales revenue	92,807	100.0%	75,647	100.0%
Cost of furniture and accessories sold	41,930	45.2%	35,394	46.8%
SG&A expenses	47,475	51.2%	38,580	51.0%
New store pre-opening costs	-	0.0%	587	0.8%
Other charges	525	0.5%	-	0.0%

Income from operations	$2,877	3.1%	$1,086	1.4%

On a consolidated basis, we reported total sales revenue for the first quarter of 2015 of $92,807 as compared to $75,647 for the first quarter of 2014. Total revenues for the first quarter of 2015 include $3,259 of logistics revenue from the date of our acquisition of Zenith, February 2, 2015, through February 28, 2015. Revenue from sales of furniture and accessories, net of estimates for returns and allowances, for the first quarter of 2015 were $89,548, an increase of $13,901, or 18%, over the first quarter of 2014. Gross margin on the sale of furniture and accessories for the first quarter of 2015 was $47,618, or 53.2% of the revenue from the sale of furniture and accessories, as compared with $40,253, or 53.2%, for the comparable prior year period. Operating income was $2,877 for the first quarter of 2015 as compared to $1,086 for the first quarter of 2014, an increase of $1,791 driven primarily by greater leveraging of fixed costs and lower new store related costs (both pre- and post- opening), partially offset by $525 of charges taken in the first quarter of 2015 related to the closing of our Company-owned retail store in Memphis, Tennessee. The impact of Zenith’s one month of operations since acquisition upon our operating results for the quarter was not significant.

23 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2015

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

Logistical services. With our acquisition of Zenith on February 2, 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistics revenue in our condensed consolidated statement of income. Zenith’s operating costs are included in selling, general and administrative expenses. Amounts charged by Zenith to the Company for transportation and logistical services prior to February 2, 2015 are included in selling, general and administrative expenses, and our equity in the earnings of Zenith prior to the date of acquisition is included in other income (loss), net, in the accompanying statements of income.

Prior to the beginning of fiscal 2015, our former investments and real estate segment included our short-term investments, our holdings of retail real estate previously leased as licensee stores, and our former equity investment in Zenith prior to acquisition. This segment has been eliminated and the assets formerly reported therein are now considered to be part of our wholesale segment. The earnings and costs associated with these assets, including our equity in the income of Zenith prior to the date of acquisition, will continue to be included in other income (loss), net, in our condensed consolidated statements of income.

24 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Quarter Ended February 28, 2015
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$58,805	$57,183	$-	$(26,440)	(1)	$89,548
Logistics	-	-	5,999	(2,740)	(2)	3,259
Total sales revenue	58,805	57,183	5,999	(29,180)		92,807
Cost of furniture and accessories sold	39,982	28,400	-	(26,452)	(3)	41,930
SG&A expense	15,896	28,825	6,007	(3,253)	(4)	47,475
New store pre-opening costs	-	-	-	-		-
Income (loss) from operations (5)	$2,927	$(42)	$(8)	$525		$3,402

	Quarter Ended March 1, 2014
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$51,086	$47,124	$-	$(22,563)	(1)	$75,647
Logistics	-	-	-	-		-
Total sales revenue	51,086	47,124	-	(22,563)		75,647
Cost of furniture and accessories sold	34,554	23,465	-	(22,625)	(3)	35,394
SG&A expense	14,184	24,844	-	(448)	(4)	38,580
New store pre-opening costs	-	587	-	-		587
Income (loss) from operations	$2,348	$(1,772)	$-	$510		$1,086

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale and retail segments.
(3)

Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment, as well as the change for the period in the elimination of intercompany profit in ending retail inventory.

(4)

Represents the elimination of rent paid by our retail stores occupying Company-owned real estate, and for the period ended February 28, 2015, logisitcal services expense incurred from Zenith by our retail and wholesale segments.

(5)	Excludes the effects of asset impairment charges and lease exit costs, which are not allocated to our segments.

25 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

The following is a discussion of operating results for our wholesale, retail and logistical services segments:

Wholesale segment

Results for the wholesale segment for the three months ended February 28, 2015 and March 1, 2014 are as follows:

	Quarter Ended
	February 28, 2015		March 1, 2014

Net sales	$58,805	100.0%	$51,086	100.0%
Gross profit	18,823	32.0%	16,532	32.4%
SG&A expenses	15,896	27.0%	14,184	27.8%

Income from operations	$2,927	5.0%	$2,348	4.6%

Net sales for the wholesale segment were $58,805 for the first quarter of 2015 as compared to $51,086 for the first quarter of 2014, an increase of $7,719 or 15%. This sales increase was driven by a 15% increase in shipments to the Bassett Home Furnishings store network and a 10% increase in open market shipments (outside the Bassett Home Furnishings store network). Gross margins for the wholesale segment were down slightly to 32.0% for the first quarter of 2015 as compared to 32.4% for the first quarter of 2014 driven largely by increased discounting of wood products as we prepare for a significant makeover of our imported wood furniture line. Pressure on the supply chain for imported products caused by the dockworker labor dispute and port slowdowns on the west coast has resulted in increased marine cargo costs which should slightly impact margins in the second quarter of 2015 as those products are shipped. Wholesale SG&A increased $1,712 to $15,896 for the first quarter of 2015 as compared to $14,184 for the first quarter of 2014. SG&A as a percentage of sales decreased to 27.0% as compared to 27.8% for the first quarter of 2014 primarily due to greater leverage of fixed costs from higher sales volumes. We incurred an additional $332 of advertising and website costs largely associated with the rollout of the previously-announced Bassett Baby and Kids initiative and related website improvements and $121of costs associated with the acquisition of Zenith Freight Lines, LLC. Operating income was $2,927 or 5.0% of sales as compared to $2,348 or 4.6% of sales in the prior year quarter.

Wholesale shipments by type:	Quarter Ended
	February 28, 2015		March 1, 2014

Wood	$20,313	34.5%	$19,695	38.6%
Upholstery	37,872	64.4%	30,683	60.1%
Other	620	1.1%	708	1.4%
Total	$58,805	100.0%	$51,086	100.0%

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $17,715 at February 28, 2015 as compared with $13,785 at March 1, 2014.

26 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

Retail – Company-owned stores segment

Results for the retail segment for the three months ended February 28, 2015 and March 1, 2014 are as follows:

	Quarter Ended
	February 28, 2015		March 1, 2014

Net sales	$57,183	100.0%	$47,124	100.0%
Gross profit	28,783	50.3%	23,659	50.2%
SG&A expenses	28,825	50.4%	24,844	52.7%
New store pre-opening costs	-	0.0%	587	1.2%
Loss from operations	$(42)	-0.1%	$(1,772)	-3.8%

Results for the 54 comparable stores† are as follows:

	Quarter Ended
	February 28, 2015		March 1, 2014

Net sales	$52,087	100.0%	$45,356	100.0%
Gross profit	26,147	50.2%	22,727	50.1%
SG&A expenses	25,883	49.7%	23,355	51.5%
Income (loss) from operations	$264	0.5%	$(628)	-1.4%

† “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended
	February 28, 2015		March 1, 2014

Net sales	$5,096	100.0%	$1,768	100.0%
Gross profit	2,636	51.7%	932	52.7%
SG&A expenses	2,942	57.7%	1,489	84.2%
New store pre-opening costs	-	0.0%	587	33.2%
Loss from operations	$(306)	-6.0%	$(1,144)	-64.7%

Net sales for the 60 Company-owned Bassett Home Furnishings stores were $57,183 for the first quarter of 2015 as compared to $47,124 for the first quarter of 2014, an increase of $10,059 or 21%. The increase was primarily due to a $6,731 or 15% increase in comparable store sales coupled with a $3,328 increase in non-comparable store sales from 6 new stores opened in the last 15 months.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 14% for the first quarter of 2015 as compared to the first quarter of 2014.

The consolidated retail operating loss for the first quarter of 2015 was $42 as compared to a loss of $1,772 for the first quarter of 2014. The 54 comparable stores generated operating income of $264 for the quarter, or 0.5% of sales, as compared to a loss of $628 for the prior year quarter. Gross margins were 50.2% for the first quarter of 2015 compared to 50.1% for the first quarter of 2014. SG&A expenses for comparable stores increased $2,528 to $25,883 or 49.7% of sales as compared to 51.5% of sales for the first quarter of 2014. This decrease is primarily due to greater leverage of fixed costs due to higher sales volumes.

27 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

Losses from the non-comparable stores in the first quarter of fiscal 2015 were $306 compared with $1,144 for the first quarter of fiscal 2014. This decrease is primarily from $587 of pre-opening costs recognized in the first quarter of 2014 due to the six new store openings in 2014. These costs included rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its open and generally range between $100 to $300 per store based on the overall rent costs for the location and the period between the time when the Company takes possession of the physical store space and the time of the store opening. Also included in the non-comparable store loss for the first quarter of 2014 was $513 in post-opening losses from these four store openings. We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $300 to $500 per store.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $33,836, or an average of $564 per open store at February 28, 2015 as compared with $26,515, or an average of $449 per open store at March 1, 2014.

28 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

Logistical services segment

Results for our logistical services segment for the quarter ended February 28, 2015 are comprised of the results of Zenith from the date of acquisition, February 2, 2015, and are as follows:

Logistics revenue	$5,999
Operating expenses	6,007

Loss from operations	$(8)

Operating expenses for the period of approximately one month since acquisition include depreciation and amortization of $257.

Other items affecting Net Income

Acquisition of Zenith

On February 2, 2015 we acquired the remaining 51% ownership interest in Zenith in exchange for cash, Bassett common stock and a note payable with a total fair value of $19,111 which, along with the fair value of our prior 49% interest in Zenith, results in a total enterprise value for Zenith of $35,803. In accordance with the acquisition method of accounting, we recognized a gain of $7,212 during the first quarter of fiscal 2015 for the remeasurement of our previous interest in Zenith. For additional information regarding our acquisition of Zenith, see Note 3 to our condensed consolidated financial statements.

Other income (loss), net

Other loss, net, for the first quarter of fiscal 2015 was $622 as compared to other income, net, of $285 for the first quarter of fiscal 2014. This change is primarily attributable to the recognition during the first quarter of fiscal 2014 of $662 in death benefits receivable from life insurance policies covering a former executive and a $182 charge taken during the first quarter of 2015 to write down the carrying value of retail real estate in Sugarland, Texas, which was held for sale at February 28, 2015.

Prior to our acquisition of Zenith on February 2, 2015, we owned a 49% interest in the company for which we used the equity method of accounting. Accordingly, our equity in the income of Zenith prior to the acquisition date is included in other income (loss), net, and was $220 and $65 for the quarters ended February 28, 2015 and March 1, 2014, respectively.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rate for the quarter ended February 28, 2015 differs from the federal statutory rate primarily due to the effects of state income taxes and various permanent differences. Our fiscal 2013 and 2012 income tax returns are currently under examination by the Internal Revenue.

29 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash used in operations for the first three months of 2015 was $905 compared to cash provided by operations of $5,338 for the first three months of 2014, representing a decrease of $6,243 in cash flows from operations. The decline is primarily the result of increases in inventory levels due to the introduction of new products and increased purchase activity to support higher order volume and backlog levels. In addition, a significant amount of trade payables arising from inventory build-up that occurred during the fourth quarter of fiscal 2014 were paid during the first quarter of 2015.

Our overall cash position decreased by $14,417 during the first quarter of 2014. In addition to the cash used in operations, we used $12,637 of cash in investing activities, primarily consisting of cash paid for the acquisition of Zenith (net of cash acquired), a capital contribution made to Zenith prior to the acquisition, and capital expenditures which were primarily for retail store relocations. Net cash used in financing activities was $875, consisting primarily of dividend payments and stock repurchases partially offset by proceeds from the issuance of stock. With cash and cash equivalents and short-term investments totaling $35,381 on hand at February 28, 2015, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Our credit facility with our bank provides for a line of credit of up to $15,000 and is secured by our accounts receivable and inventory. The facility contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. The line will mature in December 2015, at which time we expect to obtain a new line under substantially similar terms. At February 28, 2015, we had $216 outstanding under standby letters of credit, leaving availability under our credit line of $14,784.

At February 28, 2015 we have outstanding principal totaling $15,835, excluding discounts, under notes payable of which $4,880 matures within one year of the balance sheet date. See Note 8 to our condensed consolidated financial statements for additional details regarding these notes, including collateral and future maturities. We expect to satisfy these obligations as they mature using cash flow from operations or our available cash on hand.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. We had obligations of $113,740 at February 28, 2015 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $3,020 at February 28, 2015. See Note 9 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

30 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $27,719 at February 28, 2015. All other retail real estate that we own, including locations leased to our licensees, locations leased to non-licensees, and vacant locations is included in other assets in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our wholesale segment, was $3,234 at February 28, 2015.

The following table summarizes our total investment in retail real estate owned at February 28, 2015:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	11	276,887	$27,719

Investment real estate leased to others, included in other assets	2	41,021	3,234

Total Company investment in retail real estate	13	317,908	$30,953

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended November 29, 2014.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of both Company-owned and licensee stores as well as land and buildings used in our logistical services segment. We also lease transportation equipment used in our logistical services segment. We have guaranteed certain lease obligations of licensee operators of the stores, as part of our retail expansion strategy. See Note 9 to our condensed consolidated financial statements for further discussion of operating leases and lease guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 9 to our condensed consolidated financial statements for further information regarding certain contingencies as of February 28, 2015.

31 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2015

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

We are also exposed to commodity price risk related to diesel fuel prices for fuel used in our logistical services segment. We manage our exposure to that risk primarily through the application of fuel surcharges to our customers.

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $3,234 at February 28, 2015 for stores formerly operated by licensees as well as our holdings of $27,719 at February 28, 2015 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $3,020 which we have guaranteed on behalf of licensees as of February 28, 2015, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

32 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements are listed in our Annual Report on Form 10-K for fiscal 2014 and include:

•	competitive conditions in the home furnishings industry

•	general economic conditions

•	overall retail traffic levels and consumer demand for home furnishings

•	ability of our customers and consumers to obtain credit

•	Bassett store openings

•	store closings and the profitability of the stores (independent licensees and Company-owned retail stores)

•	ability to implement our Company-owned retail strategies and realize the benefits from such strategies as they are implemented

•	fluctuations in the cost and availability of raw materials, fuel, labor and sourced products

•	results of marketing and advertising campaigns

•	information and technology advances

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•

concentration of domestic manufacturing, particularly of upholstery products, and the resulting exposure to business interruption from accidents, weather and other events and circumstances beyond our control

•	the risk that we may not achieve the strategic benefits of our acquisition of Zenith.

33 of 40

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 30, 2014 – January 3, 2015	9,100	$19.05	9,100	$19,827
January 4, 2015 – January 31, 2015	900	$19.61	900	$19,809
February 1, 2015 – February 28, 2015	-	-	-	$19,809

.

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

Exhibit 10 – Employment agreement dated as of February 2, 2015 between Zenith Freight Lines, LLC and Jack L. Hawn, Jr.

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

34 of 40

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

Exhibit 101 – The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and retained earnings, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

Exhibit 101.INS XBRL Instance

Exhibit 101.SCH XBRL Taxonomy Extension Schema

Exhibit 101.CAL XBRL Taxonomy Extension Calculation

Exhibit 101.DEF XBRL Taxonomy Extension Definition

Exhibit 101.LAB XBRL Taxonomy Extension Labels

Exhibit 101.PRE XBRL Taxonomy Extension Presentation

35 of 40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/           ROBERT H. SPILMAN, JR.

Robert H. Spilman, Jr., President and Chief Executive Officer

April 9, 2015

/s/           J. MICHAEL DANIEL

J. Michael Daniel, Senior Vice President and Chief Financial Officer

April 9, 2015

36 of 40