Form 10-Q
period 2015-05-30
BASSETT FURNITURE INDUSTRIES INC
filed 2015-07-01
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2015

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

At June 19, 2015, 10,868,348 shares of common stock of the Registrant were outstanding.

1 of 38

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE

	PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of May 30, 2015 (unaudited) and November 29, 2014 and for the quarters ended May 30, 2015 (unaudited) and May 31, 2014 (unaudited)	3

	Condensed Consolidated Statements of Income and Retained Earnings	3

	Condensed Consolidated Statements of Comprehensive Income	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

3.	Quantitative and Qualitative Disclosures About Market Risk	34

4.	Controls and Procedures	34

	PART II - OTHER INFORMATION

1.	Legal Proceedings	36

2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

3.	Defaults Upon Senior Securities	36

6.	Exhibits	36

2 of 38

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE PERIODS ENDED MAY 30, 2015 AND MAY 31, 2014 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Six Months Ended

	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Sales revenue:
Furniture and accessories	$99,467	$85,185	$189,015	$160,832
Logistics	12,086	-	15,345	-
Total sales revenue	111,553	85,185	204,360	160,832

Cost of furniture and accessories sold	46,921	39,872	88,851	75,266

Selling, general and administrative expenses excluding new store pre-opening costs	57,425	40,901	104,900	79,481
New store pre-opening costs	44	521	44	1,108
Lease exit costs	-	-	419	-
Asset impairment charges	-	-	106	-
Management restructuring costs	449	-	449
Income from operations	6,714	3,891	9,591	4,977

Remeasurement gain on acquisition of affiliate	-	-	7,212	-
Income from Continued Dumping & Subsidy Offset Act	1,066	-	1,066	-
Other income (loss), net	(597)	(272)	(1,220)	13
Income before income taxes	7,183	3,619	16,649	4,990

Income tax expense	2,654	1,068	6,164	1,596
Net income	$4,529	$2,551	$10,485	$3,394

Retained earnings-beginning of period	111,474	104,713	106,339	104,526
Purchase and retirement of common stock	-	(1,315)	-	(1,315)
Cash dividends	(854)	(652)	(1,675)	(1,308)
Retained earnings-end of period	$115,149	$105,297	$115,149	$105,297

Basic earnings per share	$0.42	$0.24	$0.99	$0.32

Diluted earnings per share	$0.42	$0.24	$0.98	$0.31

Dividends per share	$0.08	$0.06	$0.16	$0.12

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED MAY 30, 2015 AND MAY 31, 2014 – UNAUDITED

(In thousands)

	Quarter Ended		Six Months Ended

	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Net income	$4,529	$2,551	$10,485	$3,394
Other comprehensive income:
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	58	41	117	83
Income taxes related to SERP	(22)	(16)	(44)	(32)

Other comprehensive income, net of tax	36	25	73	51

Total comprehensive income	$4,565	$2,576	$10,558	$3,445

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 30, 2015 AND NOVEMBER 29, 2014

(In thousands)

	(Unaudited)
	May 30, 2015	November 29, 2014
Assets
Current assets
Cash and cash equivalents	$22,467	$26,673
Short-term investments	23,125	23,125
Accounts receivable, net	20,346	15,228
Inventories	62,978	57,272
Deferred income taxes	5,339	5,268
Other current assets	10,414	7,796
Total current assets	144,669	135,362

Property and equipment, net	95,864	74,812

Deferred income taxes	5,418	9,701
Goodwill and other intangible assets	17,842	1,730
Other	8,190	19,141
Total long-term assets	31,450	30,572
Total assets	$271,983	$240,746

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,776	$22,251
Accrued compensation and benefits	10,571	8,931
Customer deposits	22,965	22,202
Dividends payable	-	2,102
Current portion of long-term debt	4,428	316
Other accrued liabilities	11,579	10,971
Total current liabilities	74,319	66,773

Long-term liabilities
Post employment benefit obligations	11,398	11,498
Notes payable	10,748	1,902
Other long-term liabilities	3,756	3,741
Total long-term liabilities	25,902	17,141

Stockholders’ equity
Common stock	54,355	52,467
Retained earnings	115,149	106,339
Additional paid-in capital	4,158	-
Accumulated other comprehensive loss	(1,900)	(1,974)
Total stockholders' equity	171,762	156,832
Total liabilities and stockholders’ equity	$271,983	$240,746

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 30, 2015 AND MAY 31, 2014 – UNAUDITED

(In thousands)

	Six Months Ended
	May 30, 2015	May 31, 2014
Operating activities:
Net income	$10,485	$3,394
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,729	3,438
Equity in undistributed income of investments and unconsolidated affiliated companies	(220)	(343)
Non-cash asset impairment charges	106	-
Non-cash portion of lease exit costs	419	-
Remeasurement gain on acquisition of affiliate	(7,212)	-
Tenant improvement allowance received from lessors	330	1,270
Deferred income taxes	4,212	(160)
Other, net	1,018	421
Changes in operating assets and liabilities:
Accounts receivable	(1,490)	1,015
Inventories	(5,706)	367
Other current assets	(2,121)	1,451
Customer deposits	763	3,122
Accounts payable and accrued liabilities	3,882	(156)
Net cash provided by operating activities	9,195	13,819

Investing activities:
Purchases of property and equipment	(7,942)	(12,209)
Proceeds from sales of property and equipment	2,952	1,407
Cash paid for business acquisition, net of cash acquired	(7,323)	-
Capital contribution to affiliate	(1,345)	-
Proceeds from maturity of short-term investments	-	5,000
Proceeds from sale of interest in affiliate	-	2,348
Other	-	188
Net cash used in investing activities	(13,658)	(3,266)

Financing activities:
Cash dividends	(3,777)	(3,480)
Proceeds from the exercise of stock options	2,993	-
Other issuance of common stock	171	147
Repurchases of common stock	(255)	(2,930)
Excess tax benefits from stock-based compensation	1,032	-
Repayments of notes payable	(1,214)	(141)
Proceeds from equipment loans	1,307	-
Net cash provided by (used in) financing activities	257	(6,404)
Change in cash and cash equivalents	(4,206)	4,149
Cash and cash equivalents - beginning of period	26,673	12,733
Cash and cash equivalents - end of period	$22,467	$16,882

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2015

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

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and six months ended May 30, 2015 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 29, 2014.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rates for the three and six months ended May 30, 2015 and May 31, 2014 differ from the federal statutory rate primarily due to the effects of state income taxes and various permanent differences.

7 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2015

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

The carrying value of our 49% interest in Zenith prior to the acquisition was $9,480 (see Note 7, unconsolidated affiliated company). In connection with the acquisition, this investment was remeasured to a fair value of $16,692 resulting in the recognition of a gain of $7,212 during the six months ended May 30, 2015. The impact of this gain upon our basic and diluted earnings per share for the six months ended May 30, 2015 is approximately $0.42 and $0.41, respectively, net of the related tax expense. The remeasured fair value of our prior interest in Zenith was estimated based on the fair value of the consideration transferred to acquire the remaining 51% of Zenith less an estimated control premium.

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

8 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2015

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

Identifiable assets acquired:
Acquired cash and cash equivalents	$1,677
Accounts receivable, net	3,399
Prepaid expenses and other current assets	496
Property and equipment	18,110
Other long-term assets	646
Intangible assets	6,362
Total identifiable assets acquired	30,690
Liabilities assumed:
Accounts payable and accrued liabilities	(4,038)
Notes payable	(4,329)
Total liabilities assumed	(8,367)
Net identifiable assets acquired	22,323
Goodwill	9,858
Total net assets acquired	$32,181

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

Acquisition costs related to the Zenith acquisition totaled $88 and $209 during the three and six months ended May 30, 2015, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of income. The acquisition costs are primarily related to legal, accounting and valuation services.

9 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2015

(Dollars in thousands except share and per share data)

Zenith’s revenue since February 2, 2015 is included in our condensed consolidated statement of income for the three and six months ended May 30, 2015 is $12,086 and $15,345, respectively, after the elimination of intercompany transactions. Net income of Zenith since the date of acquisition for the three and six months ended May 30, 2015 is $603 and $591, respectively. The pro forma results of operations for the acquisition of Zenith have not been presented because they are not material to our consolidated results of operations.

4. Goodwill and Other Intangible Assets

At May 30, 2015 goodwill and other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$3,038	$(68)	$2,970
Technology - customized applications	834	(40)	794

Total intangible assets subject to amortization	3,872	(108)	3,764

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,588	-	11,588

Total goodwill and other intangible assets	$17,950	$(108)	$17,842

At November 29, 2014 our only intangible asset was goodwill with a carrying value of $1,730.

Changes in the carrying amounts of goodwill by reportable segment were as follows:

	Wholesale	Retail	Logistics	Total
Balance as of November 29, 2014	$1,129	$602	$-	$1,731
Goodwill arising from acquisition of Zenith	3,711	1,218	4,929	9,858

Balance as of May 30, 2015	$4,840	$1,820	$4,929	$11,589

The goodwill recognized in connection with our acquisition of Zenith remains subject to future adjustments before the close of the measurement period in the first quarter of fiscal 2016. Refer to Note 3, Business Combinations, for additional information regarding the Zenith acquisition. There were no accumulated impairment losses on goodwill as of May 30, 2015 or November 29, 2014.

Amortization expense associated with intangible assets during the three and six months ended May 30, 2015 was $66 and $108, respectively. There was no amortization expense recognized during fiscal 2014. Estimated future amortization expense for intangible assets that exist at May 30, 2015 is as follows:

Remainder of fiscal 2015	$159
Fiscal 2016	322
Fiscal 2017	322
Fiscal 2018	322
Fiscal 2019	322
Fiscal 2020	322
Thereafter	1,995

Total	$3,764

10 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2015

(Dollars in thousands except share and per share data)

5. Accounts Receivable

Accounts receivable consists of the following:

	May 30, 2015	November 29, 2014
Gross accounts receivable	$21,622	$16,477
Allowance for doubtful accounts	(1,276)	(1,249)
Accounts receivable, net	$20,346	$15,228

At May 30, 2015 and November 29, 2014 approximately 39% and 46%, respectively, of gross accounts receivable, and approximately 56% and 58%, respectively, of the allowance for doubtful accounts were attributable to amounts owed to us by our licensees. Our remaining receivables are primarily due from national account customers, traditional distribution channel customers, and logistical services customers.

Activity in the allowance for doubtful accounts for the six months ended May 30, 2015 was as follows:

Balance at November 29, 2014	$1,249
Acquired allowance on accounts receivable (Note 3)	209
Reductions to allowance	(182)
Balance at May 30, 2015	$1,276

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

Inventories were comprised of the following:

	May 30, 2015	November 29, 2014
Wholesale finished goods	$33,355	$31,399
Work in process	324	298
Raw materials and supplies	9,948	8,109
Retail merchandise	28,958	26,428
Total inventories on first-in, first-out method	72,585	66,234
LIFO adjustment	(8,018)	(7,550)
Reserve for excess and obsolete inventory	(1,589)	(1,412)
	$62,978	$57,272

11 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2015

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance at November 29, 2014	$1,060	$352	$1,412
Additions charged to expense	1,116	211	1,327
Write-offs	(896)	(254)	(1,150)
Balance at May 30, 2015	$1,280	$309	$1,589

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

At November 29, 2014, we owed Zenith $2,628 for services rendered to us. We believe the transactions with Zenith were recorded at current market rates. Prior to the acquisition on February 2, 2015, we recorded the following income from Zenith in other income (loss), net, in our condensed consolidated statements of income:

	Quarter Ended		Six Months Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Earnings recognized	$-	$278	$220	$343

12 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2015

(Dollars in thousands except share and per share data)

8. Notes Payable and Bank Credit Facility

Our notes payable consist of the following:

	May 30, 2015
	Principal Balance	Unamortized Discount	Net Carrying Amount
Zenith acquisition note payable	$9,000	$(463)	$8,537
Transportation equipment notes payable	3,224	-	3,224
Real estate notes payable	3,415	-	3,415

Total debt	15,639	(463)	15,176
Less current portion	(4,691)	263	(4,428)

Total long-term debt	$10,948	$(200)	$10,748

	November 29, 2014
	Principal Balance	Unamortized Discount	Net Carrying Amount
Real estate notes payable	$2,218	$-	$2,218
Less current portion	(316)	-	(316)

Total long-term debt	$1,902	$-	$1,902

The future maturities of our notes payable are as follows:

Remainder of fiscal 2015	$836
Fiscal 2016	5,688
Fiscal 2017	4,329
Fiscal 2018	3,856
Fiscal 2019	526
Fiscal 2020	404
Thereafter	-
$15,639

Zenith Acquisition Note Payable

As part of the consideration given for our acquisition of Zenith on February 2, 2015, we issued an unsecured note payable to the former owner in the amount of $9,000. The note is payable in three annual installments $3,000 beginning February 2, 2016. Interest is payable annually at the one year LIBOR rate, which was established at 0.62% on February 2, 2015 and resets on each anniversary of the note. The note was recorded at its fair value in connection with the acquisition resulting in a debt discount that is amortized to the principal amount through the recognition of non-cash interest expense over the term of the note. Interest expense resulting from the amortization of the discount for the three and six months ended May 30, 2015 was $78 and $101, respectively. The current portion of the note due within one year, net of the current portion of the unamortized discount, is $2,737 at May 30, 2015.

13 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2015

(Dollars in thousands except share and per share data)

Transportation Equipment Notes Payable

Certain of the transportation equipment operated in our logistical services segment is financed by notes payable in the amount of $3,224. These notes are payable in fixed monthly payments of principal and interest at fixed and variable rates ranging from 3.75% to 4.50% at May 30, 2015, with remaining terms of seventeen to forty-six months. The current portion of these notes due within one year at May 30, 2015 is $1,105. The notes are secured by tractors, trailers and local delivery trucks with a total net book value of $4,779 at May 30, 2015.

Real Estate Notes Payable

Certain of our retail real estate properties have been financed through commercial mortgages with interest rates of 6.73%. These mortgages are collateralized by the respective properties with net book values totaling approximately $6,060 and $6,127 at May 30, 2015 and November 29, 2014, respectively. The total balance outstanding under these mortgages was $2,062 and $2,218 at May 30, 2015 and November 29, 2014, respectively. The current portion of these mortgages due within one year was $327 and $316 as of May 30, 2015 and November 29, 2014, respectively.

Certain of the real estate located in Conover, NC and operated in our logistical services segment is subject to a note payable in the amount of $1,353. The note is payable in monthly installments of principal and interest at the fixed rate of 3.75% through October 2016, at which time the remaining balance on the note of approximately $1,004 will be due. The current portion of this note due within one year at May 30, 2015 is $260. The note is secured by land and buildings with a total net book value of $6,260 at May 30, 2015.

Fair Value

We believe that the carrying amount of our notes payable approximates fair value at both May 30, 2015 and November 29, 2014. In estimating the fair value, we utilize current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 12.

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

At May 30, 2015, we had $216 outstanding under standby letters of credit, leaving availability under our credit line of $14,784.

9. Commitments and Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15 years. Some store leases contain contingent rental provisions based upon sales volume. Our transportation equipment leases have terms ranging from two to seven years with fixed monthly rental payments plus variable charges based upon mileage. The following schedule shows future minimum lease payments under non-cancellable operating leases with terms in excess of one year as of May 30, 2015:

14 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2015

(Dollars in thousands except share and per share data)

	Retail Stores	Distribution Centers	Transportation Equipment	Total
Remainder of fiscal 2015	$9,158	$1,807	$1,380	$12,345
Fiscal 2016	17,126	3,386	2,429	22,941
Fiscal 2017	14,731	2,940	1,709	19,380
Fiscal 2018	12,253	1,200	806	14,259
Fiscal 2019	10,359	320	755	11,434
Fiscal 2020	9,078	-	671	9,749
Thereafter	24,599	-	30	24,629
	$97,304	$9,653	$7,780	$114,737

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,856 and $3,164 at May 30, 2015 and November 29, 2014, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at May 30, 2015 and November 29, 2014 was not material.

10. Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for this plan was $10,341 and $10,376 as of May 30, 2015 and November 29, 2014, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	May 30, 2015	November 29, 2014
Accrued compensation and benefits	$724	$724
Post employment benefit obligations	9,617	9,652

Total pension liability	$10,341	$10,376

15 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2015

(Dollars in thousands except share and per share data)

Components of net periodic pension costs are as follows:

	Quarter Ended		Six Months Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Service cost	$26	$19	$52	$39
Interest cost	94	93	187	186
Amortization of transition obligation	11	11	21	22
Amortization of loss	49	31	97	61

Net periodic pension cost	$180	$154	$357	$308

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $2,109 and $2,174 as of May 30, 2015 and November 29, 2014, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	May 30, 2015	November 29, 2014
Accrued compensation and benefits	$328	$328
Post employment benefit obligations	1,781	1,846

Total deferred compensation liability	$2,109	$2,174

We recognized expense under this plan during the three and six months ended May 30, 2015 and May 31, 2014 as follows:

	Quarter Ended		Six Months Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Deferred compensation expense	$54	$72	$108	$144

16 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2015

(Dollars in thousands except share and per share data)

11. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended May 30, 2015:
Basic earnings per share	$4,529	10,678,298	$0.42
Add effect of dilutive securities:
Options and restricted shares	-	165,918	-
Diluted earnings per share	$4,529	10,844,216	$0.42

For the quarter ended May 31, 2014:

Basic earnings per share	$2,551	10,621,707	$0.24
Add effect of dilutive securities:
Options and restricted shares	-	157,573	-
Diluted earnings per share	$2,551	10,779,280	$0.24

For the six months ended May 30, 2015:

Basic earnings per share	$10,485	10,579,477	$0.99
Add effect of dilutive securities:
Options and restricted shares	-	171,720	(0.01)
Diluted earnings per share	$10,485	10,751,197	$0.98

For the six months ended May 31, 2014:

Basic earnings per share	$3,394	10,656,677	$0.32
Add effect of dilutive securities:
Options and restricted shares	-	151,157	(0.01)
Diluted earnings per share	$3,394	10,807,834	$0.31

For the three and six months ended May 30, 2015 and May 31, 2014, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Six Months Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Stock options	-	207,500	-	207,500
Unvested shares	6,354	12,339	46,354	66,339

Total anti-dilutive securities	6,354	219,839	46,354	273,839

17 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2015

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

Investments

Our short-term investments of $23,125 at both May 30, 2015 and November 29, 2014 consisted of certificates of deposit (CDs) with original terms generally ranging from six to twelve months, bearing interest at rates ranging from 0.16% to 1.00%. At May 30, 2015, the weighted average remaining time to maturity of the CDs was approximately two months and the weighted average yield of the CDs was approximately 0.21%. Each CD is placed with a Federally insured financial institution and all deposits are within Federal deposit insurance limits. As the CDs mature, we expect to reinvest them in CDs of similar maturities of up to one year. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at May 30, 2015 and November 29, 2014 approximates their fair value.

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

13. Asset Disposition, Impairment Charges and Accrued Lease Exit Costs, and Income from CDSOA

Asset Disposition

On March 12, 2015, we closed on the sale of our retail real estate investment property located in Sugarland, Texas and received cash in the amount of $2,835 which is included in proceeds from sales of property and equipment in the accompanying statement of condensed consolidated cash flows. This asset was included in other assets at November 29, 2014 along with our other investments in retail real estate. During the six months ended May 30, 2015, we recognized a non-cash charge of $182 to write down the carrying value of the Sugarland real estate to the selling price. This charge is included in other income (loss), net in our condensed consolidated income statement.

18 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2015

(Dollars in thousands except share and per share data)

Asset Impairment Charges and Lease Exit Costs

During the first quarter of fiscal 2015 we announced the closing of our Company-owned retail store location in Memphis, Tennessee. In connection with this closing, we recognized non-cash charges for the six months ended May 30, 2015 of $419 for the accrual of lease exit costs and $106 for the write off of abandoned leasehold improvements and other store assets.

The following table summarized the activity related to our accrued lease exit costs:

Balance at November 29, 2014	$433

Provisions associated with Company-owned retail store closures	419
Payments and other	(82)

Balance at May 30, 2015	$770

Current portion included in other accrued liabilities	$404
Long-term portion included in other long-term liabilities	366
$770

Management Restructuring Costs

During the three and six months ended May 30, 2015, we recognized $449 of expense related to severance payable to a former executive, who left the Company in April, 2015. Of the total severance amount, $170 had been paid during the second quarter with the remaining $278 included in other accrued liabilities in the condensed consolidated balance sheet at May 30, 2015.

Income from Continued Dumping & Subsidy Offset Act

During the three and six months ended May 30, 2015, we recognized income of $1,066 arising from distributions received from U.S. Customs and Border Protection (“Customs”) under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). These distributions primarily represent amounts previously withheld by Customs pending the resolution of claims filed by certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) challenging certain provisions of the CDSOA and seeking to share in the distributions. The Non-Supporting Producers’ claims were dismissed by the courts and all appeals were exhausted in 2014. While it is possible that we may receive additional distributions from Customs, we cannot estimate the likelihood or amount of any future distributions.

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

19 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2015

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

●

Logistical services. With our acquisition of Zenith on February 2, 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistics revenue in our condensed consolidated statement of income. Zenith’s operating costs are included in selling, general and administrative expenses and total $6,007 from the date of acquisition through May 30, 2015. Amounts charged by Zenith to the Company for logistical services prior to the date of acquisition are included in selling, general and administrative expenses, and our equity in the earnings of Zenith prior to the date of acquisition is included in other income (loss), net, in the accompanying statements of income.

Inter-company net sales elimination represents the elimination of wholesale sales to our Company-owned stores and the elimination of Zenith logistics revenue from our wholesale and retail segments. Inter-company income elimination includes the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the retail consumer. The inter-company income elimination also includes rent paid by our retail stores occupying Company-owned real estate, and the elimination of shipping and handling charges from Zenith for services provided to our wholesale and retail operations.

20 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2015

(Dollars in thousands except share and per share data)

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

The following table presents our segment information:

	Quarter Ended		Six Month's Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Sales Revenue
Wholesale	$66,705	$56,184	$125,510	$107,270
Retail - Company-owned stores	63,921	53,290	121,104	100,414
Logistical services	21,958	-	27,957	-
Inter-company eliminations:
Furniture and accessories	(31,159)	(24,289)	(57,600)	(46,852)
Logistical services	(9,872)	-	(12,611)	-
Consolidated	$111,553	$85,185	$204,360	$160,832

Income (loss) from Operations
Wholesale	$4,796	$4,257	$7,723	$6,605
Retail - Company-owned stores	1,971	(666)	1,929	(2,438)
Logistical services	1,027	-	1,019	-
Inter-company elimination	(631)	300	(106)	810
Management restructuring costs	(449)	-	(449)
Lease exit costs	-	-	(419)	-
Asset impairment charges	-	-	(106)	-
Consolidated	$6,714	$3,891	$9,591	$4,977

Depreciation and Amortization
Wholesale	$504	$446	$1,038	$881
Retail - Company-owned stores	1,343	1,300	2,698	2,557
Logistical services	736	-	993	-
Consolidated	$2,583	$1,746	$4,729	$3,438

Capital Expenditures
Wholesale	$1,384	$1,788	$2,345	$3,225
Retail - Company-owned stores	1,767	3,522	3,878	8,984
Logistical services	873	-	1,719	-
Consolidated	$4,024	$5,310	$7,942	$12,209

	As of	As of
Identifiable Assets	May 30, 2015	November 29, 2014
Wholesale	$136,553	$154,275
Retail - Company-owned stores	90,550	86,471
Logistical services	44,880	-
Consolidated	$271,983	$240,746

21 of 38

PART I - FINANCIAL INFORMATION - CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2015

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

With 92 BHF stores at May 30, 2015, we have leveraged our strong brand name in furniture into a network of corporate and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits, and coordinated decorating accessories.  We believe that our capabilities in custom upholstery have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long-term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor. We continue to strengthen the sales and design talent within our Company-owned retail stores.  Our Design Consultants undergo extensive Design Certification training. This training has strengthened their skills related to our house call and design business, and is intended to increase business with our most valuable customers.

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

22 of 38

PART I - FINANCIAL INFORMATION - CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2015

(Dollars in thousands except share and per share data)

At May 30, 2015, our BFH store network included 59 Company-owned stores and 33 licensee-owned stores. Due to the improved operating performance of our retail network along with continued improvement in underlying economic factors such as the housing market and consumer confidence, we have been expanding our retail presence in various parts of the country. As part of this expansion we opened six new stores during fiscal 2014 as well as relocated two others.

We plan to continue opening new stores, primarily in underpenetrated markets where we currently have stores.  The Company and certain of our licensees are actively engaged in site selection and lease negotiations for several new stores. One new corporate store in Woodland Hills, California is expected to open during 2015, with another new corporate store in Dulles, Virginia scheduled to open during the first half of fiscal 2016. We also expect two new licensee stores to open over the remainder of fiscal 2015. We completed store relocations in San Antonio and Southlake, Texas during the first quarter of 2015 and expect to relocate the Newport News, Virginia store during the first quarter of 2016. During the second quarter of 2015, we completed the closure of an underperforming store in Memphis, Tennessee, for which we incurred lease exit costs and asset impairment charges totaling $525.

As with any retail operation, prior to opening a new store we incur such expenses as rent, training costs and other payroll related costs. These costs generally range between $100 to $300 per store depending on the overall rent costs for the location and the period between the time when we take physical possession of the store space and the time of the store opening. Generally, rent payments during a buildout period between delivery of possession and opening of a new store are deferred and therefore straight line rent expense recognized during that time does not require cash. Inherent in our retail business model, we also incur losses in the two to three months of operation following a new store opening. Like other furniture retailers, we do not recognize a sale until the furniture is delivered to our customer. Because our retail business model does not involve maintaining a stock of retail inventory that would result in quick delivery and because of the custom nature of many of our furniture offerings, delivery to our customers usually occurs about 30 days after an order is placed. We generally require a deposit at the time of order and collect the remaining balance when the furniture is delivered, at which time the sale is recognized. Coupled with the previously discussed store pre-opening costs, total start-up losses can range from $300 to $500 per store. While our retail expansion is initially costly, we believe our site selection and new store presentation will generally result in locations that operate at or above a retail break-even level within a reasonable period of time following store opening. Factors affecting the length of time required to achieve this goal on a store-by-store basis may include the level of brand recognition, the degree of local competition and the depth of penetration in a particular market. Even as new stores ramp up to break-even, we do realize additional wholesale sales volume that leverages the fixed costs in our wholesale business.

Our wholesale operations include an upholstery plant in Newton, North Carolina that produces a wide range of upholstered furniture. We believe that we are an industry leader with our quick-ship custom upholstery offerings. We also operate a custom dining manufacturing facility in Martinsville, Virginia. Most of our wood furniture and certain of our upholstery offerings are sourced through several foreign plants, primarily in Vietnam, Indonesia and China. We define imported product as fully finished product that is sourced internationally. For the first half of fiscal 2015, approximately 38% of our wholesale sales were of imported product compared to 42% for the first half of fiscal 2014. Our plans for 2015 include the launch of several significant new product categories. During the first quarter of 2015 we introduced the “Bassett Baby and Kids” program in an effort to leverage our 70 year history in the juvenile and youth furniture products category. The products in this new program are initially available solely on our website and in BHF retail stores. Another important new product program for 2015 is “Bench Made”, a selection of American dining furniture that appeared in retail showrooms during the second quarter of 2015. Partnering with nearby hardwood component manufacturers, we are preparing, distressing, finishing, and assembling an assortment of solid maple tables and chairs in our newly renovated Company-owned facility in Bassett, Virginia. Finally, we have undertaken a major makeover of our imported wood product assortment in 2015. All of these new products have been carefully designed in coordination with our merchants, designers, engineers and finishing technicians to achieve the upscale casual decor that we believe speaks to today’s consumer . These new products are appearing in our stores in phases coinciding with key holiday selling periods throughout 2015. This will result in the replacement of approximately one third of our imported wood product offering. Our operating results for the first half of 2015 reflect the start-up costs associated with this increased level of product development activity.

23 of 38

PART I - FINANCIAL INFORMATION - CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2015

(Dollars in thousands except share and per share data)

Results of Operations – Periods ended May 30, 2015 compared with periods ended May 31, 2014:

Net sales of furniture and accessories, logistics revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense, other charges and income from operations were as follows for the periods ended May 30, 2015 and May 31, 2014:

	Quarter Ended				Six Months Ended
	May 30, 2015		May 31, 2014		May 30, 2015		May 31, 2014
Sales revenue:
Furniture and accessories	$99,467	89.2%	$85,185	100.0%	$189,015	92.5%	$160,832	100.0%
Logistics revenue	12,086	10.8%	-	0.0%	15,345	7.5%	-	0.0%
Total sales revenue	111,553	100.0%	85,185	100.0%	204,360	100.0%	160,832	100.0%
Cost of furniture and accessories sold	46,921	42.1%	39,872	46.8%	88,851	43.5%	75,266	46.8%
SG&A expenses	57,425	51.5%	40,901	48.0%	104,900	51.3%	79,481	49.4%
New store pre-opening costs	44	0.0%	521	0.6%	44	0.0%	1,108	0.7%
Other charges	449	0.4%	-	0.0%	974	0.5%	-	0.0%

Income from operations	$6,714	6.0%	$3,891	4.6%	$9,591	4.7%	$4,977	3.1%

Quarterly Analysis of Results

On a consolidated basis, we reported total sales revenue for the second quarter of 2015 of $111,553 as compared to $85,185 for the second quarter of 2014, an increase or $26,368, or 31%. Total revenues for the second quarter of 2015 include $12,086 of logistics revenue for Zenith from customers outside of the Company. Revenue from sales of furniture and accessories, net of estimates for returns and allowances, for the second quarter of 2015 were $99,467, an increase of $14,282, or 17%, over the second quarter of 2014. Gross margin on the sale of furniture and accessories for the second quarter of 2015 was $52,546, or 52.8% of the revenue from the sale of furniture and accessories, as compared with $45,313, or 53.2%, for the comparable prior year period. Operating income was $6,714 for the second quarter of 2015 as compared to $3,891 for the second quarter of 2014, an increase of $2,823 driven primarily by greater leveraging of fixed costs and lower new store related costs (both pre- and post- opening). In addition, Zenith’s operations made a positive contribution to our operating results of $1,027 for the second quarter of 2015 and have been accretive to our overall operating margin percentage.

Year-to-date Analysis of Results

On a consolidated basis, we reported total sales revenue for the first half of 2015 of $204,360 as compared to $160,832 for the first half of 2014, an increase of $43,528, or 27%. Total revenues for the first six months of 2015 include $15,345 of logistics revenue from customers outside of the Company since February 2, 2015, the date of our acquisition of Zenith. Revenue from sales of furniture and accessories, net of estimates for returns and allowances, for the first half of 2015 were $189,015, an increase of $28,183, or 18%, over the first half of 2014. Gross margin on the sale of furniture and accessories for the first half of 2015 was $100,164, or 53.0% of the revenue from the sale of furniture and accessories, as compared with $85,566, or 53.2%, for the comparable prior year period. Operating income was $9,591 for the first half of 2015 as compared to $4,977 for the first half of 2014, an increase of $4,614 driven primarily by greater leveraging of fixed costs and lower new store related costs (both pre- and post- opening), partially offset by $525 of charges taken in the first quarter of 2015 related to the closing of our Company-owned retail store in Memphis, Tennessee, and a management restructuring charge of $449 taken in the second quarter for severance costs related to the departure of a senior marketing executive. In addition, Zenith’s operations since acquisition made a positive contribution to our operating results of $1,019 during the first half of 2015 and have been accretive to our overall operating margin percentage.

24 of 38

PART I - FINANCIAL INFORMATION - CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2015

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

25 of 38

PART I - FINANCIAL INFORMATION - CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2015

(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Quarter Ended May 30, 2015
	Wholesale	Retail	Logistics	Eliminations	Consolidated
Sales revenue:
Furniture & accessories	$66,705	$63,921	$-	$(31,159)	$99,467
Logistics	-	-	21,958	(9,872)	12,086
Total sales revenue	66,705	63,921	21,958	(41,031)	111,553
Cost of furniture and accessories sold	44,816	32,164	-	(30,056)	46,921
SG&A expense	17,093	29,742	20,931	(10,341)	57,425
New store pre-opening costs	-	44	-	-	44
Income (loss) from operations (5)	$4,796	$1,971	$1,027	$(634)	$7,163

	Quarter Ended May 31, 2014
	Wholesale	Retail	Logistics	Eliminations	Consolidated
Sales revenue:
Furniture & accessories	$56,184	$53,290	$-	$(24,289)	$85,185
Logistics	-	-	-	-	-
Total sales revenue	56,184	53,290	-	(24,289)	85,185
Cost of furniture and accessories sold	37,156	26,828	-	(24,112)	39,872
SG&A expense	14,771	26,607	-	(477)	40,901
New store pre-opening costs	-	521	-	-	521
Income (loss) from operations	$4,257	$(666)	$-	$300	$3,891

	Six Months Ended May 30, 2015
	Wholesale	Retail	Logistics	Eliminations	Consolidated
Sales revenue:
Furniture & accessories	$125,510	$121,104	$-	$(57,599)	$189,015
Logistics	-	-	27,957	(12,612)	15,345
Total sales revenue	125,510	121,104	27,957	(70,211)	204,360
Cost of furniture and accessories sold	84,798	60,564	-	(56,511)	88,851
SG&A expense	32,989	58,567	26,938	(13,594)	104,900
New store pre-opening costs		44		-	44
Income (loss) from operations (5)	$7,723	$1,929	$1,019	$(106)	$10,565

	Six Months Ended May 31, 2014
	Wholesale	Retail	Logistics	Eliminations	Consolidated
Sales revenue:
Furniture & accessories	$107,270	$100,414	$-	$(46,852)	$160,832
Logistics	-	-	-	-	-
Total sales revenue	107,270	100,414	-	(46,852)	160,832
Cost of furniture and accessories sold	71,711	50,293	-	(46,738)	$75,266
SG&A expense	28,954	51,451	-	(924)	$79,481
New store pre-opening costs	-	1,108	-	-	1,108
Income (loss) from operations	$6,605	$(2,438)	$-	$810	$4,977

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale and retail segments.
(3)

Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment, as well as the change for the period in the elimination of intercompany profit in ending retail inventory.

(4)

Represents the elimination of rent paid by our retail stores occupying Company-owned real estate, and for the periods ended May 30, 2015, logisitcal services expense incurred from Zenith by our retail and wholesale segments.

(5)	Excludes the effects of asset impairment charges, lease exit costs and management restructuring costs which are not allocated to our segments.

26 of 38

PART I - FINANCIAL INFORMATION - CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2015

(Dollars in thousands except share and per share data)

The following is a discussion of operating results for our wholesale, retail and logistical services segments:

Wholesale segment

Results for the wholesale segment for the periods ended May 30, 2015 and May 31, 2014 are as follows:

	Quarter Ended				Six Months Ended
	May 30, 2015		May 31, 2014		May 30, 2015		May 31, 2014

Net sales	$66,705	100.0%	$56,184	100.0%	$125,510	100.0%	$107,270	100.0%
Gross profit	21,889	32.8%	19,028	33.9%	40,712	32.4%	35,559	33.1%
SG&A expenses	17,093	25.6%	14,771	26.3%	32,989	26.3%	28,954	27.0%

Income from operations	$4,796	7.2%	$4,257	7.6%	$7,723	6.2%	$6,605	6.2%

Quarterly Analysis of Results - Wholesale

Net sales for the wholesale segment were $66,702 for the second quarter of 2015 as compared to $56,184 for the second quarter of 2014, an increase of $10,518 or 19%. This sales increase was driven by a 27% increase in shipments to the BHF store network and a 6.8% increase in open market shipments (outside the BHF store network). Gross margins for the wholesale segment decreased to 32.8% for the second quarter of 2015 as compared to 33.9% for the second quarter of 2014, driven largely by increased discounting of wood products as we are implementing a significant makeover of our imported wood furniture line. Wholesale SG&A increased $2,322 to $17,093 for the second quarter of 2015 as compared to $14,771 for the second quarter of 2014. SG&A as a percentage of sales decreased to 25.6% as compared to 26.3% for the second quarter of 2014 primarily due to greater leverage of fixed costs from higher sales volumes. Included in SG&A is an additional $600 in incentive compensation costs as well as $88 in costs associated with the acquisition of Zenith. Operating income was $4,796 or 7.2% of sales as compared to $4,257 or 7.6% of sales in the prior year quarter.

Year-to-date Analysis of Results - Wholesale

Net sales for the wholesale segment were $125,510 for first half of 2015 as compared to $107,270 for the first half of 2014, an increase of $18,240 or 17%. This sales increase was driven by a 21% increase in shipments to the BHF store network and an 8.4% increase in open market shipments (outside the BHF store network). Gross margins for the wholesale segment decreased to 32.4% for the first half of 2015 as compared to 33.1% for the first half of 2014, driven largely by increased discounting of wood products as we are implementing a significant makeover of our imported wood furniture line. Wholesale SG&A increased $4,035 to $32,989 for the first half of 2015 as compared to $28,954 for the first half of 2014. SG&A as a percentage of sales decreased to 26.3% as compared to 27.0% for the first half of 2014 primarily due to greater leverage of fixed costs from higher sales volumes. Included in SG&A for the first half of 2015 is an additional $625 in incentive compensation costs as well as $209 of costs associated with the acquisition of Zenith. Operating income was $7,723 or 6.2% of sales for the first half of 2015 as compared to $6,605 or 6.2% of sales in the comparable prior year period.

Wholesale shipments by type:	Quarter Ended				Six Months Ended
	May 30, 2015		May 31, 2014		May 30, 2015		May 31, 2014

Wood	$24,878	37.3%	$21,436	38.2%	$45,191	36.0%	$41,133	38.3%
Upholstery	41,042	61.5%	34,047	60.6%	78,914	62.9%	64,729	60.3%
Other	785	1.2%	700	1.2%	1,405	1.1%	1,408	1.3%
Total	$66,705	100.0%	$56,183	100.0%	$125,510	100.0%	$107,270	100.0%

27 of 38

PART I - FINANCIAL INFORMATION - CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2015

(Dollars in thousands except share and per share data)

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $16,005 at May 30, 2015 as compared with $15,615 at May 31, 2014.

Retail – Company-owned stores segment

Results for the retail segment for the periods ended May 30, 2015 and May 31, 2014 are as follows:

	Quarter Ended				Six Months Ended
	May 30, 2015		May 31, 2014		May 30, 2015		May 31, 2014

Net sales	$63,921	100.0%	$53,290	100.0%	$121,104	100.0%	$100,414	100.0%
Gross profit	31,757	49.7%	26,462	49.7%	60,540	50.0%	50,121	49.9%
SG&A expenses	29,742	46.5%	26,607	49.9%	58,567	48.4%	51,451	51.2%
New store pre-opening costs	44	0.1%	521	1.0%	44	0.0%	1,108	1.1%
Income (loss) from operations	$1,971	3.1%	$(666)	-1.2%	$1,929	1.6%	$(2,438)	-2.4%

Results for the comparable stores† (57 stores and 53 stores for the quarter and six months, respectively) are as follows:

	Quarter Ended				Six Months Ended
	May 30, 2015		May 31, 2014		May 30, 2015		May 31, 2014

Net sales	$60,608	100.0%	$51,597	100.0%	$109,317	100.0%	$93,894	100.0%
Gross profit	30,192	49.8%	25,698	49.8%	54,614	50.0%	46,832	49.9%
SG&A expenses	28,113	46.4%	25,644	49.7%	52,063	47.6%	47,220	50.3%
Income (loss) from operations	$2,079	3.4%	$54	0.1%	$2,551	2.3%	$(388)	-0.3%

† “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended				Six Months Ended
	May 30, 2015		May 31, 2014		May 30, 2015		May 31, 2014

Net sales	$3,313	100.0%	$1,693	100.0%	$11,787	100.0%	$6,520	100.0%
Gross profit	1,565	47.2%	764	45.1%	5,926	50.3%	3,289	50.4%
SG&A expenses	1,629	49.2%	963	56.9%	6,504	55.2%	4,231	64.9%
New store pre-opening costs	44	1.3%	521	30.8%	44	0.4%	1,108	17.0%
Loss from operations	$(108)	-3.3%	$(720)	-42.5%	$(622)	-5.3%	$(2,050)	-31.4%

28 of 38

PART I - FINANCIAL INFORMATION - CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2015

(Dollars in thousands except share and per share data)

Quarterly Analysis of Results - Retail

Net sales for the 59 Company-owned Bassett Home Furnishings stores were $63,921 for the second quarter of 2015 as compared to $53,290 for the second quarter of 2014, an increase of $10,631 or 20%. The increase was primarily due to a $9,011 or 18% increase in comparable store sales coupled with a $1,620 increase in non-comparable store sales from 2 new stores opened in the last 15 months.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 15% for the second quarter of 2015 as compared to the second quarter of 2014.

The consolidated retail operating profit for the second quarter of 2015 was $1,971 as compared to a loss of $666 for the second quarter of 2014, a $2,637 improvement. The 57 comparable stores generated operating income of $2,079 for the quarter, or 3.4% of sales, as compared to $54, or 0.1% for the prior year quarter. Gross margins for comparable stores were 49.8% for the second quarter of both 2015 and 2014. SG&A expenses for comparable stores increased $2,469 to $28,113 or 46.4% of sales as compared to 49.7% of sales for the second quarter of 2014. This decrease is primarily due to greater leverage of fixed costs due to higher sales volumes.

Losses associated with non-comparable stores were $108 for the quarter as compared to $720 for the prior year quarter. This decrease is primarily from $521 of pre-opening costs recognized in the second quarter of 2014 due to the two new store openings in the last 15 months. These costs included rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $100 to $300 per store based on the overall rent costs for the location and the period between the time when we take possession of the physical store space and the time of the store opening. Also included in the non-comparable store loss for the second quarter of 2014 was $211 in post-opening losses from three new stores. We incur losses in the two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $300 to $500 per store.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Year-to-date Analysis of Results - Retail

Net sales for the 59 Company-owned Bassett Home Furnishings stores were $121,104 for the first half of 2015 as compared to $100,414 for the first half of 2014, an increase of $20,690 or 21%. The increase was primarily due to a $15,423 or 16% increase in comparable store sales coupled with a $5,267 increase in non-comparable store sales from 6 new stores opened in the last 18 months.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 15% for the first half of 2015 as compared to the first half of 2014.

The consolidated retail operating income for the first half of 2015 was $1,929 as compared to a loss of $2,438 for the first half of 2014, a $4,367 improvement. The 53 comparable stores generated operating income of $2,551 for the period, or 2.3% of sales, as compared to a loss of $388 for the comparable prior year period. Gross margins were 50.0% for the first half of 2015 compared to 49.9% for the first half of 2014. SG&A expenses for comparable stores increased $4,843 to $52,063 or 47.6% of sales as compared to 50.3% of sales for the first half of 2014. This decrease is primarily due to greater leverage of fixed costs due to higher sales volumes.

29 of 38

PART I - FINANCIAL INFORMATION - CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2015

(Dollars in thousands except share and per share data)

Losses from the non-comparable stores in the first half of fiscal 2015 were $622 compared with $2,991 for the first half of fiscal 2014. This decrease is primarily from $1,108 of pre-opening costs recognized in the first half of 2014 due to the six new store openings in 2014. These costs included rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $100 to $300 per store based on the overall rent costs for the location and the period between the time when we take possession of the physical store space and the time of the store opening. Also included in the non-comparable store loss for the first half of 2014 was $724 in post-opening losses from five stores opened during the first half of 2014. We incur losses in the two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $300 to $500 per store.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $30,225, or an average of $512 per open store at May 30, 2015 as compared with $25,548, or an average of $449 per open store at May 31, 2014.

Logistical services segment

Results for our logistical services segment for the periods ended May 30, 2015 are comprised of the results of Zenith from the date of acquisition, February 2, 2015, and are as follows:

	Quarter Ended		Six Months Ended
	May 30, 2015		May 30, 2015
Logistics revenue	$21,958	100.0%	$27,957	100.0%
Operating expenses	20,931	95.3%	26,938	96.4%

Income from operations	$1,027	4.7%	$1,019	3.6%

Operating expenses since the date of acquisition for the three and six months ended May 30, 2015 include depreciation and amortization of $736 and $993, respectively.

Other items affecting Net Income

Acquisition of Zenith

On February 2, 2015 we acquired the remaining 51% ownership interest in Zenith in exchange for cash, Bassett common stock and a note payable with a total fair value of $19,111 which, along with the fair value of our prior 49% interest in Zenith, results in a total enterprise value for Zenith of $35,803. In accordance with the acquisition method of accounting, we recognized a gain of $7,212 during the first half of fiscal 2015 for the remeasurement of our previous interest in Zenith. For additional information regarding our acquisition of Zenith, see Note 3 to our condensed consolidated financial statements.

30 of 38

PART I - FINANCIAL INFORMATION - CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2015

(Dollars in thousands except share and per share data)

Income from Continued Dumping & Subsidy Offset Act

During the second quarter of 2015, we recognized income of $1,066 arising from distributions received from U.S. Customs and Border Protection (“Customs”) under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). These distributions primarily represent amounts previously withheld by Customs pending the resolution of claims filed by certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) challenging certain provisions of the CDSOA and seeking to share in the distributions. The Non-Supporting Producers’ claims were dismissed by the courts and all appeals were exhausted in 2014. While it is possible that we may receive additional distributions from Customs, we cannot estimate the likelihood or amount of any future distributions.

Other income (loss), net

Other loss, net, for the second quarter of fiscal 2015 was $597 as compared to $272 for the second quarter of fiscal 2014, an increase of $325. This increase is primarily attributable to $278 of income from our investment in Zenith which is included in the prior year period when Zenith was accounted for under the equity method as an unconsolidated affiliate.

Other loss, net, for the first half of fiscal 2015 was $1,220 as compared to other income, net, of $13 for the first half of fiscal 2014, an increase of $1,233. This increase is primarily attributable to the recognition during the first half of fiscal 2014 of $662 in death benefits receivable from life insurance policies covering a former executive, a $182 charge taken during the first half of 2015 to write down the carrying value of retail real estate in Sugarland, Texas, which was sold in March of 2015, an increase in interest expense of $158 primarily associated with debt assumed in the acquisition of Zenith, and a $123 decline in income from unconsolidated affiliates due to the acquisition of Zenith in 2015.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rate for the three and six months ended May 30, 2015 differs from the federal statutory rate primarily due to the effects of state income taxes and various permanent differences. Our fiscal 2013 and 2012 income tax returns are currently under examination by the Internal Revenue Service.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for the first half of 2015 was $9,195 compared to $13,819 for the first half of 2014, a decrease of $4,624. The decline is primarily the result of increases in inventory levels due to the introduction of new products and increased purchase activity to support higher order volume and backlog levels. In addition, a significant amount of trade payables arising from inventory build-up that occurred during the fourth quarter of fiscal 2014 were paid in early 2015. During the second quarter of 2015 we generated $10,261 of cash flow from operating activities, which included the receipt of a $1,066 cash distribution from Customs under the CDSOA.

Our overall cash position decreased by $4,206 during the first half of 2015. Offsetting the cash provided by operations, we used $13,658 of cash in investing activities, primarily consisting of cash paid for the acquisition of Zenith (net of cash acquired), a capital contribution made to Zenith prior to the acquisition, and capital expenditures which were primarily for retail store relocations and retail store remodels. Net cash provided by financing activities was $257, including $4,034 of proceeds and excess tax benefits associated with the exercise of stock options, largely offset by dividend payments of $3,777. With cash and cash equivalents and short-term investments totaling $45,592 on hand at May 30, 2015, we believe we have sufficient liquidity to fund operations for the foreseeable future.

31 of 38

PART I - FINANCIAL INFORMATION - CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2015

(Dollars in thousands except share and per share data)

Debt and Other Obligations

Our credit facility with our bank provides for a line of credit of up to $15,000 and is secured by our accounts receivable and inventory. The facility contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. The line will mature in December 2015, at which time we expect to obtain a new line under substantially similar terms. At May 30, 2015, we had $216 outstanding under standby letters of credit, leaving availability under our credit line of $14,784.

At May 30, 2015 we have outstanding principal totaling $15,639, excluding discounts, under notes payable of which $4,428 matures within one year of the balance sheet date. See Note 8 to our condensed consolidated financial statements for additional details regarding these notes, including collateral and future maturities. We expect to satisfy these obligations as they mature using cash flow from operations or our available cash on hand.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. We had obligations of $114,737 at May 30, 2015 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,856 at May 30, 2015. See Note 9 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $27,539 at May 30, 2015. All other retail real estate that we own, consisting of locations leased to non-licensees, is included in other assets in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our wholesale segment, was $3,196 at May 30, 2015.

The following table summarizes our total investment in retail real estate owned at May 30, 2015:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value
Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	11	276,887	$27,539

Investment real estate leased to others, included in other assets	2	41,021	3,196

Total Company investment in retail real estate	13	317,908	$30,735

(1)	Includes two properties encumbered under mortgages totalling $2,062 at May 30, 2015.

32 of 38

PART I - FINANCIAL INFORMATION - CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2015

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

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 9 to our condensed consolidated financial statements for further information regarding certain contingencies as of May 30, 2015.

33 of 38

PART I - FINANCIAL INFORMATION - CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2015

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $3,196 at May 30, 2015 for stores formerly operated by licensees as well as our holdings of $27,539 at May 30, 2015 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $2,856 which we have guaranteed on behalf of licensees as of May 30, 2015, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

34 of 38

PART I - FINANCIAL INFORMATION - CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2015

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

35 of 38

PART II – OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2015

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Shares Purchased	Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

March 1, 2015 – April 4, 2015	2,600	$24.63	2,600	$19,745

April 5, 2015 – May 2, 2015	-	-	-	$19,745

May 3, 2015 – May 30, 2015	-	-	-	$19,745

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

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Accounting Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b – Chief Accounting Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

36 of 38

PART II – OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2015

(Dollars in thousands except share and per share data)

Exhibit 101 – The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended May 30, 2015 formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and retained earnings, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

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

July 1, 2015

/s/	J. Michael Daniel

J. Michael Daniel, Senior Vice President and Chief Financial Officer

July 1, 2015

38 of 38