Form 10-Q
period 2015-08-29
BASSETT FURNITURE INDUSTRIES INC
filed 2015-10-01
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2015

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

At September 18, 2015, 10,933,933 shares of common stock of the Registrant were outstanding.

1 of 39

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE
PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of August 29, 2015 (unaudited) and November 29, 2014 and for the quarters ended August 29, 2015 (unaudited) and August 30, 2014 (unaudited)

	Condensed Consolidated Statements of Income and Retained Earnings	3

	Condensed Consolidated Statements of Comprehensive Income	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

3.	Quantitative and Qualitative Disclosures About Market Risk	34

4.	Controls and Procedures	35

PART II - OTHER INFORMATION

1.	Legal Proceedings	37

2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

3.	Defaults Upon Senior Securities	37

6.	Exhibits	37

2 of 39

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE PERIODS ENDED AUGUST 29, 2015 AND AUGUST 30, 2014 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Nine Months Ended

	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Sales revenue:
Furniture and accessories	$97,107	$85,186	$286,122	$246,018
Logistics	13,904	-	29,250	-
Total sales revenue	111,011	85,186	315,372	246,018

Cost of furniture and accessories sold	44,824	40,168	133,676	115,434

Selling, general and administrative expenses excluding new store pre-opening costs	58,303	41,510	163,203	120,991
New store pre-opening costs	192	109	236	1,217
Lease exit costs	-	-	419	-
Asset impairment charges	-	-	106	-
Management restructuring costs	-	-	449	-
Income from operations	7,692	3,399	17,283	8,376

Remeasurement gain on acquisition of affiliate	-	-	7,212	-
Income from Continued Dumping & Subsidy Offset Act	-	-	1,066	-
Other loss, net	(472)	(65)	(1,692)	(52)
Income before income taxes	7,220	3,334	23,869	8,324

Income tax expense	2,954	1,078	9,118	2,674
Net income	$4,266	$2,256	$14,751	$5,650

Retained earnings-beginning of period	115,149	105,297	106,339	104,526
Purchase and retirement of common stock	-	(859)	-	(2,174)
Cash dividends	(1,029)	(836)	(2,704)	(2,144)
Retained earnings-end of period	$118,386	$105,858	$118,386	$105,858

Basic earnings per share	$0.39	$0.22	$1.38	$0.54

Diluted earnings per share	$0.39	$0.21	$1.36	$0.53

Dividends per share	$0.09	$0.08	$0.25	$0.20

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 39

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED AUGUST 29, 2015 AND AUGUST 30, 2014 – UNAUDITED

(In thousands)

	Quarter Ended		Nine Months Ended

	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014

Net income	$4,266	$2,256	$14,751	$5,650
Other comprehensive income:
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	60	41	177	124
Income taxes related to SERP	(23)	(16)	(67)	(48)

Other comprehensive income, net of tax	37	25	110	76

Total comprehensive income	$4,303	$2,281	$14,861	$5,726

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 39

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 29, 2015 AND NOVEMBER 29, 2014

(In thousands)

	(Unaudited)
	August 29, 2015	November 29, 2014
Assets
Current assets
Cash and cash equivalents	$20,600	$26,673
Short-term investments	23,125	23,125
Accounts receivable, net	19,545	15,228
Inventories	65,437	57,272
Deferred income taxes	5,378	5,268
Other current assets	8,313	7,796
Total current assets	142,398	135,362

Property and equipment, net	96,579	74,812

Deferred income taxes	5,813	9,701
Goodwill and other intangible assets	17,762	1,730
Other	8,065	19,141
Total long-term assets	31,640	30,572
Total assets	$270,617	$240,746

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,609	$22,251
Accrued compensation and benefits	12,014	8,931
Customer deposits	19,006	22,202
Dividends payable	-	2,102
Current portion of long-term debt	4,476	316
Other accrued liabilities	11,734	10,971
Total current liabilities	68,839	66,773

Long-term liabilities
Post employment benefit obligations	11,353	11,498
Notes payable	10,360	1,902
Other long-term liabilities	3,986	3,741
Total long-term liabilities	25,699	17,141

Stockholders’ equity
Common stock	54,681	52,467
Retained earnings	118,386	106,339
Additional paid-in capital	4,876	-
Accumulated other comprehensive loss	(1,864)	(1,974)
Total stockholders' equity	176,079	156,832
Total liabilities and stockholders’ equity	$270,617	$240,746

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 39

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 29, 2015 AND AUGUST 30, 2014 – UNAUDITED

(In thousands)

	Nine Months Ended
	August 29, 2015	August 30, 2014
Operating activities:
Net income	$14,751	$5,650
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,302	5,428
Equity in undistributed income of investments and unconsolidated affiliated companies	(220)	(534)
Non-cash asset impairment charges	106	-
Non-cash portion of lease exit costs	419	-
Remeasurement gain on acquisition of affiliate	(7,212)	-
Tenant improvement allowance received from lessors	933	2,119
Deferred income taxes	3,778	882
Collateral deposited with insurance carrier	-	(1,150)
Other, net	1,445	(165)
Changes in operating assets and liabilities:
Accounts receivable	(751)	19
Inventories	(8,165)	(1,151)
Other current assets	(21)	732
Customer deposits	(3,196)	3,870
Accounts payable and accrued liabilities	2,158	2,570
Net cash provided by operating activities	11,327	18,270

Investing activities:
Purchases of property and equipment	(11,283)	(15,210)
Proceeds from sales of property and equipment	2,952	5,157
Cash paid for business acquisition, net of cash acquired	(7,323)	-
Capital contribution to affiliate	(1,345)	-
Proceeds from maturity of short-term investments	-	5,000
Proceeds from sale of interest in affiliate	-	2,348
Other	-	246
Net cash used in investing activities	(16,999)	(2,459)

Financing activities:
Cash dividends	(4,806)	(4,316)
Proceeds from the exercise of stock options	4,018	33
Other issuance of common stock	254	242
Repurchases of common stock	(1,374)	(4,621)
Taxes paid related to net share settlement of equity awards	(178)	(489)
Excess tax benefits from stock-based compensation	2,008	257
Repayments of notes payable	(1,630)	(208)
Proceeds from equipment loans	1,307	-
Net cash used in financing activities	(401)	(9,102)
Change in cash and cash equivalents	(6,073)	6,709
Cash and cash equivalents - beginning of period	26,673	12,733
		.
Cash and cash equivalents - end of period	$20,600	$19,442

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 29, 2015

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

Zenith Acquisition

Prior to February 2, 2015 we held a 49% interest in Zenith Freight Lines, LLC (“Zenith”) for which we used the equity method of accounting. On February 2, 2015 we acquired the remaining 51% ownership interest (see Note 3, Business Combinations). Accordingly, the results of Zenith have been consolidated with our results since the date of the acquisition. Sales of logistical services from Zenith to our wholesale and retail segments have been eliminated, and Zenith’s operating costs and expenses since the date of acquisition are included in selling, general and administrative expenses in our condensed consolidated statements of net income. Our equity in the earnings of Zenith prior to the date of the acquisition is included in other loss, net, in the accompanying condensed consolidated statements of income.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and nine months ended August 29, 2015 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 29, 2014.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rates for the three and nine months ended August 29, 2015 and August 30, 2014 differ from the federal statutory rate primarily due to the effects of state income taxes and various permanent differences.

7 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 29, 2015

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

The carrying value of our 49% interest in Zenith prior to the acquisition was $9,480 (see Note 7, unconsolidated affiliated company). In connection with the acquisition, this investment was remeasured to a fair value of $16,692 resulting in the recognition of a gain of $7,212 during the nine months ended August 29, 2015. The impact of this gain upon our basic and diluted earnings per share for the nine months ended August 29, 2015 is approximately $0.42 and $0.41, respectively, net of the related tax expense. The remeasured fair value of our prior interest in Zenith was estimated based on the fair value of the consideration transferred to acquire the remaining 51% of Zenith less an estimated control premium.

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

AUGUST 29, 2015

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

Acquisition costs related to the Zenith acquisition totaled $0 and $209 during the three and nine months ended August 29, 2015, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of income. The acquisition costs are primarily related to legal, accounting and valuation services.

9 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

Zenith’s revenue since February 2, 2015 included in our condensed consolidated statement of income for the three and nine months ended August 29, 2015 is $13,904 and $29,250, respectively, after the elimination of intercompany transactions. Net income of Zenith for the three and nine months ended August 29, 2015 is $629 and $1,220, respectively. The pro forma results of operations for the acquisition of Zenith have not been presented because they are not material to our consolidated results of operations.

4. Goodwill and Other Intangible Assets

At August 29, 2015 goodwill and other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$3,038	$(118)	$2,920
Technology - customized applications	834	(70)	764

Total intangible assets subject to amortization	3,872	(188)	3,684

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,588	-	11,588

Total goodwill and other intangible assets	$17,950	$(188)	$17,762

At November 29, 2014 our only intangible asset was goodwill with a carrying value of $1,731.

Changes in the carrying amounts of goodwill by reportable segment were as follows:

	Wholesale	Retail	Logistics	Total

Balance as of November 29, 2014	$1,129	$602	$-	$1,731
Goodwill arising from acquisition of Zenith	3,711	1,218	4,928	9,857

Balance as of August 29, 2015	$4,840	$1,820	$4,928	$11,588

The goodwill recognized in connection with our acquisition of Zenith remains subject to future adjustments before the close of the measurement period in the first quarter of fiscal 2016. Refer to Note 3, Business Combinations, for additional information regarding the Zenith acquisition. There were no accumulated impairment losses on goodwill as of August 29, 2015 or November 29, 2014.

Amortization expense associated with intangible assets during the three and nine months ended August 29, 2015 was $80 and $188, respectively. There was no amortization expense recognized during fiscal 2014. Estimated future amortization expense for intangible assets that exist at August 29, 2015 is as follows:

Remainder of fiscal 2015	$79
Fiscal 2016	322
Fiscal 2017	322
Fiscal 2018	322
Fiscal 2019	322
Fiscal 2020	322
Thereafter	1,995

Total	$3,684

10 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

5. Accounts Receivable

Accounts receivable consists of the following:

	August 29, 2015	November 29, 2014
Gross accounts receivable	$20,840	$16,477
Allowance for doubtful accounts	(1,295)	(1,249)
Accounts receivable, net	$19,545	$15,228

At August 29, 2015 and November 29, 2014 approximately 37% and 46%, respectively, of gross accounts receivable, and approximately 55% and 58%, respectively, of the allowance for doubtful accounts were attributable to amounts owed to us by our licensees. Our remaining receivables are primarily due from national account customers, traditional distribution channel customers, and logistical services customers.

Activity in the allowance for doubtful accounts for the nine months ended August 29, 2015 was as follows:

Balance at November 29, 2014	$1,249
Acquired allowance on accounts receivable (Note 3)	209
Reductions to allowance, net	(163)
Balance at August 29, 2015	$1,295

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

Inventories were comprised of the following:

	August 29, 2015	November 29, 2014
Wholesale finished goods	$34,275	$31,399
Work in process	334	298
Raw materials and supplies	12,007	8,109
Retail merchandise	28,455	26,428
Total inventories on first-in, first-out method	75,071	66,234
LIFO adjustment	(7,859)	(7,550)
Reserve for excess and obsolete inventory	(1,775)	(1,412)
	$65,437	$57,272

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

11 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 29, 2014	$1,060	$352	$1,412
Additions charged to expense	1,601	319	1,920
Write-offs	(1,187)	(370)	(1,557)
Balance at August 29, 2015	$1,474	$301	$1,775

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2015 and do not anticipate that our methodology is likely to change in the future.

7. Unconsolidated Affiliated Company

Prior to February 2, 2015 we owned 49% of Zenith and accounted for our investment under the equity method. Our investment in Zenith at November 29, 2014 was $7,915 and is included in other assets in our condensed consolidated balance sheet. The balance of our investment in Zenith was adjusted for our equity in the earnings of Zenith through February 2, 2015 of $220, and increased by $1,345 representing our 49% share of a $2,745 capital contribution made to Zenith, a portion of which was used for retirement of certain of Zenith’s debt prior to the acquisition. This activity resulted in a carrying value for our investment in Zenith of $9,480 on the date of acquisition. See Note 3 regarding the remeasurement of this carrying value to fair value in connection with the acquisition and the resulting gain.

At November 29, 2014, we owed Zenith $2,628 for services rendered to us. We believe the transactions with Zenith were recorded at current market rates. Prior to the acquisition on February 2, 2015, we recorded the following income from Zenith in other loss, net, in our condensed consolidated statements of income:

	Quarter Ended		Nine Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Earnings recognized	$-	$190	$220	$534

12 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

8. Notes Payable and Bank Credit Facility

Our notes payable consist of the following:

	August 29, 2015
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$9,000	$(388)	$8,612
Transportation equipment notes payable	2,952	-	2,952
Real estate notes payable	3,272	-	3,272

Total debt	15,224	(388)	14,836
Less current portion	(4,709)	233	(4,476)

Total long-term debt	$10,515	$(155)	$10,360

	November 29, 2014
	Principal Balance	Unamortized Discount	Net Carrying Amount

Real estate notes payable	$2,218	$-	$2,218
Less current portion	(316)	-	(316)

Total long-term debt	$1,902	$-	$1,902

The future maturities of our notes payable are as follows:

Remainder of fiscal 2015	$420
Fiscal 2016	5,688
Fiscal 2017	4,330
Fiscal 2018	3,855
Fiscal 2019	527
Fiscal 2020	404
Thereafter	-
$15,224

Zenith Acquisition Note Payable

As part of the consideration given for our acquisition of Zenith on February 2, 2015, we issued an unsecured note payable to the former owner in the amount of $9,000. The note is payable in three annual installments $3,000 beginning February 2, 2016. Interest is payable annually at the one year LIBOR rate, which was established at 0.62% on February 2, 2015 and resets on each anniversary of the note. The note was recorded at its fair value in connection with the acquisition resulting in a debt discount that is amortized to the principal amount through the recognition of non-cash interest expense over the term of the note. Interest expense resulting from the amortization of the discount for the three and nine months ended August 29, 2015 was $76 and $177, respectively. The current portion of the note due within one year, net of the current portion of the unamortized discount, is $2,767 at August 29, 2015.

Transportation Equipment Notes Payable

Certain of the transportation equipment operated in our logistical services segment is financed by notes payable in the amount of $2,952. These notes are payable in fixed monthly payments of principal and interest at the fixed rate of 3.75% ,with remaining terms of twenty-two to forty-three months. The current portion of these notes due within one year at August 29, 2015 is $1,115. The notes are secured by tractors, trailers and local delivery trucks with a total net book value of $4,582 at August 29, 2015.

13 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

Real Estate Notes Payable

Two of our retail real estate properties have been financed through commercial mortgages with interest rates of 6.73%. These mortgages are collateralized by the respective properties with net book values totaling approximately $6,026 and $6,127 at August 29, 2015 and November 29, 2014, respectively. The total balance outstanding under these mortgages was $1,983 and $2,218 at August 29, 2015 and November 29, 2014, respectively. The current portion of these mortgages due within one year was $332 and $316 as of August 29, 2015 and November 29, 2014, respectively.

Certain of the real estate located in Conover, NC and operated in our logistical services segment is subject to a note payable in the amount of $1,289. The note is payable in monthly installments of principal and interest at the fixed rate of 3.75% through October 2016, at which time the remaining balance on the note of approximately $1,004 will be due. The current portion of this note due within one year at August 29, 2015 is $262. The note is secured by land and buildings with a total net book value of $6,203 at August 29, 2015.

Fair Value

We believe that the carrying amount of our notes payable approximates fair value at both August 29, 2015 and November 29, 2014. In estimating the fair value, we utilize current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 12.

Bank Credit Facility

Our credit facility with our bank provides for a line of credit of up to $15,000. This credit facility is secured by our accounts receivable and inventory. The facility contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. The line will mature in December 2015, at which time we expect to obtain a new line under substantially similar terms.

We have $1,825 outstanding under standby letters of credit, leaving availability under our credit line of $13,175.

14 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

9. Commitments and Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15 years. Some store leases contain contingent rental provisions based upon sales volume. Our transportation equipment leases have terms ranging from two to seven years with fixed monthly rental payments plus variable charges based upon mileage. The following schedule shows future minimum lease payments under non-cancellable operating leases with terms in excess of one year as of August 29, 2015:

	Retail Stores	Distribution Centers	Transportation Equipment	Total

Remainder of fiscal 2015	$4,631	$961	$669	$6,261
Fiscal 2016	17,528	3,523	2,429	23,480
Fiscal 2017	14,793	3,074	1,709	19,576
Fiscal 2018	12,282	1,339	806	14,427
Fiscal 2019	10,389	379	755	11,523
Fiscal 2020	9,103	-	671	9,774
Thereafter	24,635	-	30	24,665
	$93,361	$9,276	$7,069	$109,706

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,594 and $3,164 at August 29, 2015 and November 29, 2014, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at August 29, 2015 and November 29, 2014 was not material.

15 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

10. Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for this plan was $10,323 and $10,376 as of August 29, 2015 and November 29, 2014, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	August 29, 2015	November 29, 2014
Accrued compensation and benefits	$724	$724
Post employment benefit obligations	9,599	9,652

Total pension liability	$10,323	$10,376

Components of net periodic pension costs are as follows:

	Quarter Ended		Nine Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Service cost	$26	$20	$78	$59
Interest cost	94	93	281	279
Amortization of transition obligation	11	10	32	32
Amortization of loss	49	31	146	92

Net periodic pension cost	$180	$154	$537	$462

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $2,081 and $2,174 as of August 29, 2015 and November 29, 2014, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	August 29, 2015	November 29, 2014
Accrued compensation and benefits	$328	$328
Post employment benefit obligations	1,753	1,846

Total deferred compensation liability	$2,081	$2,174

16 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

During the third quarter of fiscal 2014, we recorded a credit to income of $124 due to a change in our estimate of the future obligation of a former employee. We recognized expense (income) under this plan during the three and nine months ended August 29, 2015 and August 30, 2014 as follows:

	Quarter Ended		Nine Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Deferred compensation expense (income)	$54	$(52)	$162	$92

11. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended August 29, 2015:

Basic earnings per share	$4,266	10,816,293	$0.39
Add effect of dilutive securities:
Options and restricted shares	-	116,575	-
Diluted earnings per share	$4,266	10,932,868	$0.39

For the quarter ended August 30, 2014:

Basic earnings per share	$2,256	10,475,945	$0.22
Add effect of dilutive securities:
Options and restricted shares	-	135,209	(0.01)
Diluted earnings per share	$2,256	10,611,154	$0.21

For the nine months ended August 29, 2015:

Basic earnings per share	$14,751	10,658,416	$1.38
Add effect of dilutive securities:
Options and restricted shares	-	153,787	(0.02)
Diluted earnings per share	$14,751	10,812,203	$1.36

For the nine months ended August 30, 2014:

Basic earnings per share	$5,650	10,596,433	$0.54
Add effect of dilutive securities:
Options and restricted shares	-	138,627	(0.01)
Diluted earnings per share	$5,650	10,735,060	$0.53

17 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

For the three and nine months ended August 29, 2015 and August 30, 2014, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Nine Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Stock options	-	207,500	-	207,500
Unvested shares	2,000	-	8,354	66,339

Total anti-dilutive securities	2,000	207,500	8,354	273,839

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

Investments

Our short-term investments of $23,125 at both August 29, 2015 and November 29, 2014 consisted of certificates of deposit (CDs) with original terms generally ranging from six to twelve months, bearing interest at rates ranging from 0.28% to 1.00%. At August 29, 2015, the weighted average remaining time to maturity of the CDs was approximately ten months and the weighted average yield of the CDs was approximately 0.42%. Each CD is placed with a Federally insured financial institution and all deposits are within Federal deposit insurance limits. As the CDs mature, we expect to reinvest them in CDs of similar maturities of up to one year. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at August 29, 2015 and November 29, 2014 approximates their fair value.

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

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

13. Asset Disposition, Impairment Charges and Accrued Lease Exit Costs, and Income from CDSOA

Asset Disposition

On March 12, 2015, we closed on the sale of our retail real estate investment property located in Sugarland, Texas and received cash in the amount of $2,835 which is included in proceeds from sales of property and equipment in the accompanying statement of condensed consolidated cash flows. This asset was included in other assets at November 29, 2014 along with our other investments in retail real estate. During the nine months ended August 29, 2015, we recognized a non-cash charge of $182 to write down the carrying value of the Sugarland real estate to the selling price. This charge is included in other loss, net in our condensed consolidated income statement.

Asset Impairment Charges and Lease Exit Costs

During the first quarter of fiscal 2015 we announced the closing of our Company-owned retail store location in Memphis, Tennessee. In connection with this closing, we recognized non-cash charges for the nine months ended August 29, 2015 of $419 for the accrual of lease exit costs and $106 for the write off of abandoned leasehold improvements and other store assets.

The following table summarized the activity related to our accrued lease exit costs:

Balance at November 29, 2014	$433

Provisions associated with Company-owned retail store closures	419
Payments and other	(185)

Balance at August 29, 2015	$667

Current portion included in other accrued liabilities	$402
Long-term portion included in other long-term liabilities	265
$667

Management Restructuring Costs

During the nine months ended August 29, 2015, we recognized $449 of expense related to severance payable to a former executive, who left the Company in April, 2015. Of the total severance amount, $254 had been paid during the second and third quarters of 2015 with the remaining $195 included in other accrued liabilities in the condensed consolidated balance sheet at August 29, 2015.

Income from Continued Dumping & Subsidy Offset Act

During the nine months ended August 29, 2015, we recognized income of $1,066 arising from distributions received from U.S. Customs and Border Protection (“Customs”) under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). These distributions primarily represent amounts previously withheld by Customs pending the resolution of claims filed by certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) challenging certain provisions of the CDSOA and seeking to share in the distributions. The Non-Supporting Producers’ claims were dismissed by the courts and all appeals were exhausted in 2014. While it is possible that we may receive additional distributions from Customs, we cannot estimate the likelihood or amount of any future distributions.

19 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods:  (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. Therefore the amendments in ASU 2014-09 will become effective for us as of the beginning of our 2019 fiscal year. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements and have not made any decision on the method of adoption.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of this Update be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. Therefore the amendments in ASU 2015-11 will become effective for us as of the beginning of our 2018 fiscal year. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

20 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 29, 2015

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

●

Logistical services. With our acquisition of Zenith on February 2, 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistics revenue in our condensed consolidated statement of income. Zenith’s operating costs are included in selling, general and administrative expenses and total $22,580 and $49,517 for the three and nine months ended August 29, 2015, respectively, since the date of acquisition. Amounts charged by Zenith to the Company for logistical services prior to the date of acquisition are included in selling, general and administrative expenses, and our equity in the earnings of Zenith prior to the date of acquisition is included in other loss, net, in the accompanying statements of income.

Inter-company sales elimination represents the elimination of wholesale sales to our Company-owned stores and the elimination of Zenith logistics revenue from our wholesale and retail segments. Inter-company income elimination includes the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the retail consumer. The inter-company income elimination also includes rent paid by our retail stores occupying Company-owned real estate, and the elimination of shipping and handling charges from Zenith for services provided to our wholesale and retail operations.

Prior to the beginning of fiscal 2015, our former investments and real estate segment included our short-term investments, our holdings of retail real estate previously leased as licensee stores, and our former equity investment in Zenith prior to acquisition. This segment has been eliminated and the assets formerly reported therein are now considered to be part of our wholesale segment. The earnings and costs associated with these assets, including our equity in the income of Zenith prior to the date of acquisition, will continue to be included in other loss, net, in our condensed consolidated statements of income.

21 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Nine Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Sales Revenue
Wholesale	$62,165	$56,069	$187,675	$163,339
Retail - Company-owned stores	62,009	53,987	183,113	154,401
Logistical services	23,650	-	51,607	-
Inter-company eliminations:
Furniture and accessories	(27,067)	(24,870)	(84,666)	(71,722)
Logistical services	(9,746)	-	(22,357)
Consolidated	$111,011	$85,186	$315,372	$246,018

Income (loss) from Operations
Wholesale	$3,795	$3,216	$11,518	$9,821
Retail - Company-owned stores	2,037	(167)	3,967	(2,605)
Logistical services	1,070	-	2,089	-
Inter-company elimination	790	350	683	1,160
Management restructuring costs	-	-	(449)	-
Lease exit costs	-	-	(419)	-
Asset impairment charges	-	-	(106)	-
Consolidated	$7,692	$3,399	$17,283	$8,376

Depreciation and Amortization
Wholesale	$501	$539	$1,539	$1,420
Retail - Company-owned stores	1,326	1,451	4,024	4,008
Logistical services	745	-	1,739	-
Consolidated	$2,572	$1,990	$7,302	$5,428

Capital Expenditures
Wholesale	$1,793	$788	$4,138	$4,013
Retail - Company-owned stores	1,448	2,690	5,326	11,674
Logistical services	100	-	1,819	-
Consolidated	$3,341	$3,478	$11,283	$15,687

	As of	As of
	August 29, 2015	November 29, 2014
Identifiable Assets
Wholesale	$137,228	$154,275
Retail - Company-owned stores	90,728	86,471
Logistical services	42,661	-
Consolidated	$270,617	$240,746

22 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2015

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

With 92 BHF stores at August 29, 2015, we have leveraged our strong brand name in furniture into a network of corporate and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits, and coordinated decorating accessories.  We believe that our capabilities in custom upholstery have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long-term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor. We continue to strengthen the sales and design talent within our Company-owned retail stores.  Our Design Consultants undergo extensive Design Certification training. This training has strengthened their skills related to our house call and design business, and is intended to increase business with our most valuable customers.

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

23 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

At August 29, 2015, our BFH store network included 59 Company-owned stores and 33 licensee-owned stores. Due to the improved operating performance of our retail network along with continued improvement in underlying economic factors such as the housing market and consumer confidence, we have been expanding our retail presence in various parts of the country. As part of this expansion we opened six new stores during fiscal 2014 as well as relocated two others.

We plan to continue opening new stores, primarily in underpenetrated markets where we currently have stores.  The Company and certain of our licensees are actively engaged in site selection and lease negotiations for several new stores. One new corporate store in Woodland Hills, California is expected to open in early October 2015, with another new corporate store in Sterling, Virginia scheduled to open during the first half of fiscal 2016. One licensee store opened in September 2015 with another expected to open during the first half of 2016. We also expect to relocate the Newport News, Virginia store during the first quarter of 2016. During the second quarter of 2015, we completed the closure of an underperforming store in Memphis, Tennessee, for which we incurred lease exit costs and asset impairment charges totaling $525.

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

Our wholesale operations include an upholstery plant in Newton, North Carolina that produces a wide range of upholstered furniture. We believe that we are an industry leader with our quick-ship custom upholstery offerings. We also operate a custom dining manufacturing facility in Martinsville, Virginia. Most of our wood furniture and certain of our upholstery offerings are sourced through several foreign plants, primarily in Vietnam, Indonesia and China. We define imported product as fully finished product that is sourced internationally. For the nine month period of fiscal 2015, approximately 38% of our wholesale sales were of imported product compared to 42% for the first nine months of fiscal 2014. Our plans for 2015 include the launch of several significant new product categories. During the first quarter of 2015 we introduced the “Bassett Baby and Kids” program in an effort to leverage our 70 year history in the juvenile and youth furniture products category. The products in this new program are initially available solely on our website and in certain BHF retail stores. Another important new product program for 2015 is “Bench★Made”, a selection of American dining furniture that appeared in retail showrooms during the second quarter of 2015. Partnering with nearby hardwood component manufacturers, we are preparing, distressing, finishing, and assembling an assortment of solid maple tables and chairs in our newly renovated Company-owned facility in Bassett, Virginia. Finally, we have undertaken a major makeover of our imported wood product assortment in 2015. All of these new products have been carefully designed in coordination with our merchants, designers, engineers and finishing technicians to achieve the upscale casual decor that we believe speaks to today’s consumer. These new products are appearing in our stores in phases coinciding with key holiday selling periods throughout 2015. This will result in the replacement of approximately one third of our imported wood product offering. Our operating results for the first nine months of 2015 reflect the start-up costs associated with this increased level of product development activity.

24 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

Results of Operations – Periods ended August 29, 2015 compared with periods ended August 30, 2014:

Net sales of furniture and accessories, logistics revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense, other charges and income from operations were as follows for the periods ended August 29, 2015 and August 30, 2014:

	Quarter Ended				Nine Months Ended
	August 29, 2015		August 30, 2014		August 29, 2015		August 30, 2014

Sales revenue:
Furniture and accessories	$97,107	87.5%	$85,186	100.0%	$286,122	90.7%	$246,018	100.0%
Logistics revenue	13,904	12.5%	-	0.0%	29,250	9.3%	-	0.0%
Total sales revenue	111,011	100.0%	85,186	100.0%	315,372	100.0%	246,018	100.0%
Cost of furniture and accessories sold	44,824	40.4%	40,168	47.2%	133,676	42.4%	115,434	46.9%
SG&A expenses	58,303	52.5%	41,510	48.7%	163,203	51.7%	120,991	49.2%
New store pre-opening costs	192	0.2%	109	0.1%	236	0.1%	1,217	0.5%
Other charges	-	0.0%	-	0.0%	974	0.3%	-	0.0%

Income from operations	$7,692	6.9%	$3,399	4.0%	$17,283	5.5%	$8,376	3.4%

Quarterly Analysis of Results

On a consolidated basis, we reported total sales revenue for the third quarter of 2015 of $111,011 as compared to $85,186 for the third quarter of 2014, an increase or $25,825, or 30%. Total revenues for the third quarter of 2015 include $13,904 of logistics revenue for Zenith from customers outside of the Company. Revenue from sales of furniture and accessories, net of estimates for returns and allowances, for the third quarter of 2015 were $97,107, an increase of $11,921, or 14%, over the third quarter of 2014. Gross margin on the sale of furniture and accessories for the third quarter of 2015 was $52,283, or 53.8% of the revenue from the sale of furniture and accessories, as compared with $45,018, or 52.8%, for the comparable prior year period. Operating income was $7,692 for the third quarter of 2015 as compared to $3,399 for the third quarter of 2014, an increase of $4,293 driven primarily by greater leveraging of fixed costs and the addition of Zenith which contributed an additional $1,070 of operating income.

Year-to-date Analysis of Results

On a consolidated basis, we reported total sales revenue for the first nine months of 2015 of $315,372 as compared to $246,018 for the first nine months of 2014, an increase of $69,354, or 28%. Total revenues for the first nine months of 2015 include $29,250 of logistics revenue from customers outside of the Company since the date of our acquisition of Zenith. Revenue from sales of furniture and accessories, net of estimates for returns and allowances, for the first nine months of 2015 were $286,122, an increase of $40,104, or 16%, over the first nine month of 2014. Gross margin on the sale of furniture and accessories for the first nine months of 2015 was $152,446, or 53.3% of the revenue from the sale of furniture and accessories, as compared with $130,584, or 53.1%, for the comparable prior year period. Operating income was $17,283 for the first nine months of 2015 as compared to $8,376 for the first nine months of 2014, an increase of $8,907 driven primarily by greater leveraging of fixed costs, lower new store related costs (both pre- and post- opening), and the addition of Zenith which contributed an additional $2,089 of operating income, partially offset by $525 of charges taken in the first quarter of 2015 related to the closing of our Company-owned retail store in Memphis, Tennessee, and a management restructuring charge of $449 taken in the second quarter for severance costs related to the departure of a senior marketing executive. Zenith’s operations since acquisition made a positive contribution to our operating results of $2,089 during the first nine months of 2015 and have been accretive to our overall operating margin percentage.

25 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2015

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

Logistical services. With our acquisition of Zenith on February 2, 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistics revenue in our condensed consolidated statement of income. Zenith’s operating costs are included in selling, general and administrative expenses. Amounts charged by Zenith to the Company for transportation and logistical services prior to February 2, 2015 are included in selling, general and administrative expenses, and our equity in the earnings of Zenith prior to the date of acquisition is included in other loss, net, in the accompanying statements of income.

Prior to the beginning of fiscal 2015, our former investments and real estate segment included our short-term investments, our holdings of retail real estate previously leased as licensee stores, and our former equity investment in Zenith prior to acquisition. This segment has been eliminated and the assets formerly reported therein are now considered to be part of our wholesale segment. The earnings and costs associated with these assets, including our equity in the income of Zenith prior to the date of acquisition, will continue to be included in other loss, net, in our condensed consolidated statements of income.

26 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Quarter Ended August 29, 2015
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$62,165	$62,009	$-	$(27,067)	(1)	$97,107
Logistics	-	-	23,650	(9,746)	(2)	13,904
Total sales revenue	62,165	62,009	23,650	(36,813)		111,011
Cost of furniture and accessories sold	41,332	30,868	-	(27,376)	(3)	44,824
SG&A expense	17,038	28,912	22,580	(10,227)	(4)	58,303
New store pre-opening costs	-	192	-	-		192
Income from operations	$3,795	$2,037	$1,070	$790		$7,692

	Quarter Ended August 30, 2014
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$56,069	$53,987	$-	$(24,870)	(1)	$85,186
Logistics	-	-	-	-	(2)	-
Total sales revenue	56,069	53,987	-	(24,870)		85,186
Cost of furniture and accessories sold	37,839	27,054	-	(24,725)	(3)	40,168
SG&A expense	15,014	26,991	-	(495)	(4)	41,510
New store pre-opening costs	-	109	-	-		109
Income (loss) from operations	$3,216	$(167)	$-	$350		$3,399

	Nine Months Ended August 29, 2015
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$187,675	$183,113	$-	$(84,666)	(1)	$286,122
Logistics	-	-	51,607	(22,357)	(2)	29,250
Total sales revenue	187,675	183,113	51,607	(107,023)		315,372
Cost of furniture and accessories sold	126,130	91,432	-	(83,886)	(3)	133,676
SG&A expense	50,027	87,478	49,518	(23,820)	(4)	163,203
New store pre-opening costs	-	236	-	-		236
Income from operations (5)	$11,518	$3,967	$2,089	$683		$18,257

	Nine Months Ended August 30, 2014
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$163,339	$154,401	$-	$(71,722)	(1)	$246,018
Logistics	-	-	-	-	(2)	-
Total sales revenue	163,339	154,401	-	(71,722)		246,018
Cost of furniture and accessories sold	109,550	77,347	-	(71,463)	(3)	$115,434
SG&A expense	43,968	78,442	-	(1,419)	(4)	$120,991
New store pre-opening costs	-	1,217	-	-		1,217
Income (loss) from operations	$9,821	$(2,605)	$-	$1,160		$8,376

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale and retail segments.
(3)

Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment, as well as the change for the period in the elimination of intercompany profit in ending retail inventory.

(4)

Represents the elimination of rent paid by our retail stores occupying Company-owned real estate, and for the periods ended Auguust 29, 2015, logisitcal services expense incurred from Zenith by our retail and wholesale segments.

(5)	Excludes the effects of asset impairment charges, lease exit costs and management restructuring costs which are not allocated to our segments.

27 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

The following is a discussion of operating results for our wholesale, retail and logistical services segments:

Wholesale segment

Results for the wholesale segment for the periods ended August 29, 2015 and August 30, 2014 are as follows:

	Quarter Ended				Nine Months Ended
	August 29, 2015		August 30, 2014		August 29, 2015		August 30, 2014

Net sales	$62,165	100.0%	$56,069	100.0%	$187,675	100.0%	$163,339	100.0%
Gross profit	20,833	33.5%	18,230	32.5%	61,545	32.8%	53,789	32.9%
SG&A expenses	17,038	27.4%	15,014	26.8%	50,027	26.7%	43,968	26.9%

Income from operations	$3,795	6.1%	$3,216	5.7%	$11,518	6.1%	$9,821	6.0%

Quarterly Analysis of Results - Wholesale

Net sales for the wholesale segment were $62,165 for the third quarter of 2015 as compared to $56,069 for the third quarter of 2014, an increase of $6,096 or 11%. This sales increase was driven by an 7.8% increase in shipments to the BHF store network and a 15% increase in open market shipments (outside the BHF store network). Gross margins for the wholesale segment increased to 33.5% for the third quarter of 2015 as compared to 32.5% for the third quarter of 2014 due primarily to improved pricing strategies with respect to the upholstery offerings and improved margins in our domestic wood operations. Wholesale SG&A increased $2,024 to $17,038 for the third quarter of 2015 as compared to $15,014 for the third quarter of 2014. SG&A as a percentage of sales increased to 27.4% as compared to 26.8% for the third quarter of 2014 primarily due to a $306 increase in bad debt costs largely associated with one remaining long-term note from a prior licensee, and increased incentive compensation of $200 due to improved operating results. Operating income was $3,795 or 6.1% of sales as compared to $3,216 or 5.7% of sales in the prior year quarter.

Year-to-date Analysis of Results - Wholesale

Net sales for the wholesale segment were $187,675 for the first nine months of 2015 as compared to $163,339 for the first nine months of 2014, an increase of $24,336 or 15%. This sales increase was driven by a 16% increase in shipments to the BHF store network and an 11% increase in open market shipments (outside the BHF store network). Gross margins for the wholesale segment decreased to 32.8% for the first nine months of 2015 as compared to 32.9% for the first nine months of 2014. Wholesale SG&A increased $6,059 to $50,027 for the first nine months of 2015 as compared to $43,968 for the first nine months of 2014. SG&A as a percentage of sales decreased to 26.7% as compared to 26.9% for the first nine months of 2014 primarily due to greater leverage of fixed costs from higher sales volumes. Included in SG&A for the first nine months of 2015 is an additional $825 in incentive compensation costs as well as $209 of costs associated with the acquisition of Zenith and a $250 increase in bad debt costs largely associated with one remaining long-term note from a prior licensee. Operating income was $11,518 or 6.1% of sales for the first nine months of 2015 as compared to $9,821 or 6.0% of sales in the comparable prior year period.

Wholesale shipments by type:	Quarter Ended				Nine Months Ended
	August 29, 2015		August 30, 2014		August 29, 2015		August 30, 2014

Wood	$23,381	37.6%	$21,694	38.7%	$69,043	36.8%	$63,462	38.9%
Upholstery	38,141	61.4%	33,975	60.6%	117,054	62.4%	98,707	60.4%
Other	643	1.0%	400	0.7%	1,578	0.8%	1,170	0.7%
Total	$62,165	100.0%	$56,069	100.0%	$187,675	100.0%	$163,339	100.0%

28 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $12,916 at August 29, 2015 as compared with $14,362 at August 30, 2014.

Retail – Company-owned stores segment

Results for the retail segment for the periods ended August 29, 2015 and August 30, 2014 are as follows:

	Quarter Ended				Nine Months Ended
	August 29, 2015		August 30, 2014		August 29, 2015		August 30, 2014

Net sales	$62,009	100.0%	$53,987	100.0%	$183,113	100.0%	$154,401	100.0%
Gross profit	31,141	50.2%	26,933	49.9%	91,681	50.1%	77,054	49.9%
SG&A expenses	28,912	46.6%	26,991	50.0%	87,478	47.8%	78,442	50.8%
New store pre-opening costs	192	0.3%	109	0.2%	236	0.1%	1,217	0.8%
Income (loss) from operations	$2,037	3.3%	$(167)	-0.3%	$3,967	2.2%	$(2,605)	-1.7%

Results for the comparable stores† (58 stores and 53 stores for the quarter and nine months, respectively) are as follows:

	Quarter Ended				Nine Months Ended
	August 29, 2015		August 30, 2014		August 29, 2015		August 30, 2014

Net sales	$60,096	100.0%	$52,702	100.0%	$165,757	100.0%	$142,988	100.0%
Gross profit	30,172	50.2%	26,384	50.1%	82,899	50.0%	71,327	49.9%
SG&A expenses	27,936	46.5%	25,965	49.3%	77,995	47.1%	71,203	49.8%
Income (loss) from operations	$2,236	3.7%	$419	0.8%	$4,904	3.0%	$124	0.2%

† “Comparable” stores are those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended				Nine Months Ended
	August 29, 2015		August 30, 2014		August 29, 2015		August 30, 2014

Net sales	$1,913	100.0%	$1,285	100.0%	$17,356	100.0%	$11,413	100.0%
Gross profit	969	50.7%	549	42.7%	8,782	50.6%	5,727	50.2%
SG&A expenses	976	51.0%	1,026	79.8%	9,483	54.6%	7,239	63.4%
New store pre-opening costs	192	10.0%	109	8.5%	236	1.4%	1,217	10.7%
Loss from operations	$(199)	-10.4%	$(586)	-45.6%	$(937)	-5.4%	$(2,729)	-23.9%

29 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

Quarterly Analysis of Results - Retail

Net sales for the 59 Company-owned Bassett Home Furnishings stores were $62,009 for the third quarter of 2015 as compared to $53,987 for the third quarter of 2014, an increase of $8,022 or 15%. The increase was primarily due to a $7,394 or 14% increase in comparable store sales coupled with a $628 increase in non-comparable store sales.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 4.4% for the third quarter of 2015 as compared to the third quarter of 2014. Written sales were affected by the timing of the Labor Day holiday which caused approximately half of the Labor Day promotional period to occur during the fourth quarter of 2015, whereas most of the promotional period occurred during the third quarter for 2014. Comparable store written sales for the entire two week Labor Day promotion increased 14% as compared to the prior year.

The consolidated retail operating profit for the third quarter of 2015 was $2,037, or 3.3% of sales, as compared to a loss of $167 for the third quarter of 2014, a $2,204 improvement. The 58 comparable stores generated operating income of $2,236 for the quarter, or 3.7% of sales, as compared to $419, or 0.8% for the prior year quarter. Gross margins for comparable stores were 50.2% for the third quarter of 2015 as compared with 50.1% 2014. SG&A expenses for comparable stores increased $1,971 to $27,936 or 46.5% of sales as compared to 49.3% of sales for the third quarter of 2014. This decrease is primarily due to greater leverage of fixed costs due to higher sales volumes.

Losses associated with non-comparable stores were $199 for the quarter as compared to $589 for the prior year quarter. The non-comparable store losses include $192 of pre-opening costs recognized in the third quarter of 2015 as compared with $109 for the comparable prior year period. These costs included rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $100 to $300 per store based on the overall rent costs for the location and the period between the time when we take possession of the physical store space and the time of the store opening. Also included in the non-comparable store loss for the third quarter of 2014 was $260 in post-opening losses from two new stores, whereas no such post-opening losses were incurred during the third quarter of 2015. We incur losses in the two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $300 to $500 per store.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Year-to-date Analysis of Results - Retail

Net sales for the 59 Company-owned Bassett Home Furnishings stores were $183,113 for the first nine months of 2015 as compared to $154,401 for the first nine months of 2014, an increase of $28,712 or 19%. The increase was primarily due to a $22,769 or 16% increase in comparable store sales coupled with a $5,943 increase in non-comparable store sales from 6 new stores opened in the last 18 months.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 12% for the first nine months of 2015 as compared to the first nine months of 2014.

The consolidated retail operating income for the first nine months of 2015 was $3,967, or 2.2% of sales, as compared to a loss of $2,605 for the first nine months of 2014, a $6,572 improvement. The 53 comparable stores generated operating income of $4,904 for the period, or 3.0% of sales, as compared to $124, or 0.2% of sales, for the comparable prior year period. Gross margins were 50.0% for the first nine months of 2015 compared to 49.9% for the first nine months of 2014. SG&A expenses for comparable stores increased $6,792 to $77,995 or 47.1% of sales as compared to 49.8% of sales for the first nine months of 2014. This decrease is primarily due to greater leverage of fixed costs due to higher sales volumes.

30 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

Losses from the non-comparable stores in the first nine months of fiscal 2015 were $937 compared with $2,729 for the first nine months of fiscal 2014. This decrease is primarily from $1,217 of pre-opening costs recognized in the first nine months of 2014 due to the six new store openings in 2014 as compared with pre-opening costs during the first nine months of 2015 of $236 associated with the Woodland Hills, California store which is expected to open in early October of 2015. These costs included rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $100 to $300 per store based on the overall rent costs for the location and the period between the time when we take possession of the physical store space and the time of the store opening. Also included in the non-comparable store loss for the first nine months of 2014 was $983 in post-opening losses from six stores opened during the first nine months of 2014. We incur losses in the two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $300 to $500 per store.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $26,369, or an average of $447 per open store at August 29, 2015 as compared with $26,827, or an average of $447 per open store at August 30, 2014.

Logistical services segment

Results for our logistical services segment for the periods ended August 29, 2015 are comprised of the results of Zenith from the date of acquisition, February 2, 2015, and are as follows:

	Quarter Ended		Nine Months Ended
	August 29, 2015		August 30, 2014

Logistics revenue	$23,650	100.0%	$51,607	100.0%
Operating expenses	22,580	95.5%	49,518	96.0%

Income from operations	$1,070	4.5%	$2,089	4.0%

Operating expenses since the date of acquisition for the three and nine months ended August 29, 2015 include depreciation and amortization of $746 and $1,739, respectively.

31 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

Other items affecting Net Income

Acquisition of Zenith

On February 2, 2015 we acquired the remaining 51% ownership interest in Zenith in exchange for cash, Bassett common stock and a note payable with a total fair value of $19,111 which, along with the fair value of our prior 49% interest in Zenith, results in a total enterprise value for Zenith of $35,803. In accordance with the acquisition method of accounting, we recognized a gain of $7,212 during the first nine months of fiscal 2015 for the remeasurement of our previous interest in Zenith. For additional information regarding our acquisition of Zenith, see Note 3 to our condensed consolidated financial statements.

Income from Continued Dumping & Subsidy Offset Act

During the nine months ended August 29, 2015, we recognized income of $1,066 arising from distributions received from U.S. Customs and Border Protection (“Customs”) under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). These distributions primarily represent amounts previously withheld by Customs pending the resolution of claims filed by certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) challenging certain provisions of the CDSOA and seeking to share in the distributions. The Non-Supporting Producers’ claims were dismissed by the courts and all appeals were exhausted in 2014. While it is possible that we may receive additional distributions from Customs, we cannot estimate the likelihood or amount of any future distributions.

Other loss, net

Other loss, net, for the third quarter of fiscal 2015 was $472 as compared to $65 for the third quarter of fiscal 2014, an increase of $407. This increase is primarily attributable to two items of income included in the prior year period but not in the current year, including $190 of income from our investment in Zenith which was accounted for under the equity method as an unconsolidated affiliate, and the recognition of $165 in death benefits received from life insurance policies covering a former executive.

Other loss, net, for the first nine months of fiscal 2015 was $1,692 as compared to other loss net, of $52 for the first nine months of fiscal 2014, an increase of $1,640. This increase is primarily attributable to the recognition during the first nine months of fiscal 2014 of $827 in death benefits receivable from life insurance policies covering two former executives, a $182 charge taken during the first nine months of 2015 to write down the carrying value of retail real estate in Sugarland, Texas, which was sold in March of 2015, an increase in interest expense of $291 primarily associated with the acquisition of Zenith, and a $313 decline in income from unconsolidated affiliates due to the acquisition of Zenith in 2015.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rate for the three and nine months ended August 29, 2015 differs from the federal statutory rate primarily due to the effects of state income taxes and various permanent differences. Our fiscal 2013 and 2012 income tax returns are currently under examination by the Internal Revenue Service.

32 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for the first nine months of 2015 was $11,327 compared to $18,270 for the first nine months of 2014, a decrease of $6,943. The decline is primarily the result of increases in inventory levels due to the introduction of new products and increased purchase activity to support higher order volume. In addition, a significant amount of trade payables arising from inventory build-up that occurred during the fourth quarter of fiscal 2014 were paid in early 2015.

Our overall cash position decreased by $6,073 during the first nine months of 2015. Offsetting the cash provided by operations, we used $16,999 of cash in investing activities, primarily consisting of: cash paid for the acquisition of Zenith (net of cash acquired); a capital contribution made to Zenith prior to the acquisition; capital expenditures which included retail store relocations, retail store remodels, and in-process spending on new stores, expanding and upgrading our manufacturing capabilities, and the purchase of freight transportation equipment. Net cash used in financing activities was $401, including dividend payments of $4,806 and stock repurchases of $1,374 under our existing share repurchase plan, of which $18,626 remains authorized at August 29, 2015. These uses were largely offset by proceeds and excess tax benefits associated with the exercise of stock options. With cash and cash equivalents and short-term investments totaling $43,725 on hand at August 29, 2015, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Our credit facility with our bank provides for a line of credit of up to $15,000 and is secured by our accounts receivable and inventory. The facility contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. The line will mature in December 2015, at which time we expect to obtain a new line under substantially similar terms. We have $1,825 outstanding under standby letters of credit, leaving availability under our credit line of $13,175.

At August 29, 2015 we have outstanding principal totaling $15,224, excluding discounts, under notes payable of which $4,709 matures within one year of the balance sheet date. See Note 8 to our condensed consolidated financial statements for additional details regarding these notes, including collateral and future maturities. We expect to satisfy these obligations as they mature using cash flow from operations or our available cash on hand.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. We had obligations of $109,706 at August 29, 2015 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,594 at August 29, 2015. See Note 9 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $27,356 at August 29, 2015. All other retail real estate that we own, consisting of locations leased to non-licensees, is included in other assets in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our wholesale segment, was $3,159 at August 29, 2015.

33 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

The following table summarizes our total investment in retail real estate owned at August 29, 2015:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	11	276,887	$27,356

Investment real estate leased to others, included in other assets	2	41,021	3,159

Total Company investment in retail real estate	13	317,908	$30,515

(1) Includes two properties encumbered under mortgages totalling $1,983 at August 29, 2015.

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

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 9 to our condensed consolidated financial statements for further information regarding certain contingencies as of August 29, 2015.

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

34 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

We are also exposed to commodity price risk related to diesel fuel prices for fuel used in our logistical services segment. We manage our exposure to that risk primarily through the application of fuel surcharges to our customers.

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $3,159 at August 29, 2015 for stores formerly operated by licensees as well as our holdings of $27,356 at August 29, 2015 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $2,594 which we have guaranteed on behalf of licensees as of August 29, 2015, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

35 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2015

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

36 of 39

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Shares Purchased		Avg Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 31, 2015 – July 4, 2015	24,700		$28.15	24,700	$19,050
July 5, 2015 – August 1, 2015	6,536	(2)	$35.77	1,700	$18,994
August 2, 2015 – August 29, 2015	12,800		$28.81	12,800	$18,626

.

(1) The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 9, 2014, the Board of Directors increased the remaining limit of the repurchase plan to $20,000.

(2) Includes 4,836 previously issued restricted shares withheld upon vesting to pay withholding taxes.

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

37 of 39

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2015

(Dollars in thousands except share and per share data)

Exhibit 101 – The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended August 29, 2015 formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and retained earnings, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

Exhibit 101.INS XBRL Instance

Exhibit 101.SCH XBRL Taxonomy Extension Schema

Exhibit 101.CAL XBRL Taxonomy Extension Calculation

Exhibit 101.DEF XBRL Taxonomy Extension Definition

Exhibit 101.LAB XBRL Taxonomy Extension Labels

Exhibit 101.PRE XBRL Taxonomy Extension Presentation

38 of 39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ ROBERT H. SPILMAN, JR.
Robert H. Spilman, Jr., President and Chief Executive Officer
October 1, 2015

/s/ J. MICHAEL DANIEL
J. Michael Daniel, Senior Vice President and Chief Financial Officer
October 1, 2015

39 of 39