Form 10-K
period 2015-11-28
BASSETT FURNITURE INDUSTRIES INC
filed 2016-01-21
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 28, 2015

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 30, 2015 was $308,300,086.

The number of shares of the Registrant’s common stock outstanding on January 8, 2016 was 10,870,858.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be held March 9, 2016, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

As used herein, unless the context otherwise requires, “Bassett,” the “Company,” “we,” “us” and “our” refer to Bassett Furniture Industries, Incorporated and its subsidiaries. References to 2015, 2014, 2013, 2012 and 2011 mean the fiscal years ended November 28, 2015, November 29, 2014, November 30, 2013, November 24, 2012 and November 26, 2011. Please note that fiscal 2013 contained 53 weeks.

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

●	general risks associated with providing freight transportation and other logistical services due to our acquisition of Zenith Freight Lines, LLC

PART I

ITEM 1.	BUSINESS

(dollar amounts in thousands except per share data)

General

Bassett is a leading vertically integrated manufacturer, importer and retailer of high quality, mid-priced home furnishings. With 93 Bassett Home Furnishings (“BHF”) stores at November 28, 2015, we have leveraged our strong brand name in furniture into a network of corporate and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits, and perfectly coordinated decorating accessories.  We believe that our capabilities in custom furniture have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long term relationships with each customer.  Sales people are referred to as Design Consultants and are trained to evaluate customer needs and provide comprehensive solutions for their home decor.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants. We use a network of over 25 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

For several years we owned 49% of Zenith Freight Lines, LLC (“Zenith”). During that time the strategic significance of our partnership with Zenith had risen to include the over-the-road transportation of furniture, the operation of regional freight terminals, warehouse and distribution facilities in eleven states, and the management of various home delivery facilities that service Bassett Home Furnishings stores and other clients in local markets around the United States. On February 2, 2015, we acquired the remaining 51% of Zenith, which now operates as a wholly-owned subsidiary of Bassett. Our acquisition of Zenith brings to our Company the ability to deliver best-of-class shipping and logistical support services that are uniquely tailored to the needs of the furniture industry, as well as the ability to provide the expedited delivery service which is increasingly demanded by our industry. We believe that our ownership of Zenith will not only enhance our own wholesale and retail distribution capabilities, but will provide additional growth opportunities as Zenith continues to expand its service to other customers.

In September of 2011, we announced the formation of a strategic partnership with HGTV (Home and Garden Television), a division of Scripps Networks, LLC, which combines our heritage in the furniture industry with the penetration of 96 million households in the United States that HGTV enjoys today.  As part of this alliance, the in-store design centers have been co-branded with HGTV to more forcefully market the concept of a “home makeover”, an important point of differentiation for our stores that also mirrors much of the programming content on the HGTV network. In October of 2015, we announced the extension of our partnership with HGTV through 2019. While continuing to feature HGTV branded custom upholstery products in our HGTV HOME Design Studios in Bassett Home Furnishings stores, we will now expand the concept to select independent dealers.

Operating Segments

We have strategically aligned our business into three reportable segments: Wholesale, Retail – Company-owned stores, and Logistical services.

The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BHF stores (licensee-owned stores and Company-owned retail stores) and independent furniture retailers. The wholesale segment accounted for approximately one half of net sales, excluding logistical services, during fiscal 2015, 2014, and 2013, respectively.

Our retail segment consists of 60 Company-owned and operated stores. The following table shows the number of Company-owned stores by state as of November 28, 2015:

State	Number of Stores	State	Number of Stores
Alabama	1	Mississippi	1
Arizona	2	Missouri	1
Arkansas	1	Nevada	1
California	5	New Jersey	2
Connecticut	4	New York	4
Delaware	1	North Carolina	5
Florida	3	Ohio	1
Georgia	3	South Carolina	1
Kentucky	1	Tennessee	1
Maryland	3	Texas	12
Massachusetts	3	Virginia	4
		Total	60

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

Wholesale shipments by category for the last three fiscal years are summarized below:

	2015		2014		2013

Wood	$93,073	36.9%	$86,577	38.7%	$87,935	40.8%
Upholstery	156,768	62.2%	135,831	60.6%	125,403	58.2%
Other	2,339	0.9%	1,585	0.7%	2,113	1.0%
Total	$252,180	100.0%	$223,993	100.0%	$215,451	100.0%

Approximately 37% of our 2015 wholesale sales were of imported product compared to 42% and 46% in 2014 and 2013, respectively. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers. The decline in imported goods share of our wholesale sales over the last three years has been driven primarily by increasing sales of our domestic custom wood and upholstery product offerings.

The dollar value of our wholesale backlog, representing orders received but not yet shipped to the BHF store network or independent dealers, was $17,131 at November 28, 2015 and $13,644 at November 29, 2014. We expect that the November 28, 2015 backlog will be filled within fiscal 2016, with the majority of our backlog being filled during the first quarter.

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

Retail Segment Overview – Company-Owned Retail Stores

The retail furniture industry remains very competitive and includes local furniture stores, regional furniture retailers, national department and chain stores and single-vendor branded retailers. As a whole, our store network with 60 Company-owned stores and 33 licensee-owned, ranks in the top 30 in retail furniture sales in the United States. We plan to continue opening new stores, primarily in underpenetrated markets where we currently have stores.  In this regard we are currently considering several locations for new store expansion over the next three years, with at least three of these planned to open in fiscal 2016. We continue to evaluate all stores in our fleet and plan to close three underperforming stores this year as well.

Net sales for our Company-owned retail stores for the last three fiscal years are summarized below:

	2015	2014	2013

Net sales	$249,379	$216,631	$199,380

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

To further solidify ourselves as a complete home furnishings retailer, we have expanded accessory product lines including lighting, rugs decorative wall art, mirrors and accent pillows that coordinate with each lifestyle presentation throughout the store.  We have also increased our mattress offerings such that our stores now carry Sealy, Tempurpedic and Stearns & Foster branded products.

Logistical Services Overview

Zenith is a specialized supply chain solutions provider, offering the home furnishings industry the benefit of an asset-based network to move product with greater efficiency, enhanced speed to market, less damage, and a single source of shipment visibility. We provide fully integrated solutions with the highest commitment to customer care and service as we seek to go beyond our customers’ transactional expectations to create collaborative partnerships that provide a single source network to:

●	Better manage inventory across multiple locations and provide total audit-ready accountability
●	Reduce line haul and delivery costs
●	Ensure availability of high-volume items in stores
●	Integrate the omnichannel nature of today’s retail supply chain
●	Management and predictability of the total landed cost of goods
●	Achieve full visibility from vendor to showroom to final delivery

Our customer solutions are provided through the following services:

●	Network line haul freight
●	Warehousing, distribution and inventory management
●	Home delivery services to end-consumer

At November 28, 2015, our shipping and delivery fleet consisted of the following:

	Owned	Leased	Total
Tractors	154	53	207
Trailers	188	340	528
Home delivery trucks	12	10	22

We own a central warehousing and national distribution hub located in Conover, North Carolina, and we lease nineteen facilities in eleven states across the continental United States from which we operate regional freight terminal, warehouse and distribution facilities.

Other Investments and Real Estate

Our balance sheet at November 28, 2015 includes short-term investments in certificates of deposit and certain retail real estate related to former licensee-owned stores. At November 29, 2014 and November 30, 2013 we also carried an equity investment in Zenith. As noted above, these assets are no longer viewed as belonging to a distinct operating segment but are now a part of our wholesale segment. The impact upon earnings arising from these assets is included in other loss, net, in our consolidated statements of income. Our investment balances at each of the last three fiscal year-ends are as follows:

	November 28, 2015	November 29, 2014	November 30, 2013

Investments in certificates of deposit	$23,125	$23,125	$28,125
Certain retail real estate	3,120	14,969	10,435
Retail real estate held for sale	-	-	1,401
Zenith (Recorded in Other long-term assets)	-	7,915	7,254

Our short-term investments at November 28, 2015 consist of certificates of deposit (CDs) with original terms generally ranging from six to twelve months, bearing interest at rates ranging from 0.28% to 1.00% with a weighted average yield of approximately 0.42%. At November 28, 2015, the weighted average remaining time to maturity of the CDs was approximately seven months. Each CD is placed with a federally insured financial institution and all deposits are within Federal deposit insurance limits.

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

Prior to February 2, 2015 we owned a 49% interest in Zenith. The balance of our investment in Zenith, which was accounted for under the equity method, was included in other long-term assets in our consolidated balance sheets.

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

Our logistical services segment is also subject to regulation by several federal governmental agencies, including the Department of Transportation (“DOT”), specifically the Federal Motor Carrier Safety Administration and the Surface Transportation Board, which are agencies within the DOT. We are also subject to rules and regulations of various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, and other matters.

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

People

We employed 2,237 people as of November 28, 2015, of which 793 were employed in our retail segment, 870 were employed in our wholesale segment and 669 were employed in our logistical services segment, which also utilized another 296 temporary workers provided through staffing agencies. None of our employees are subject to collective bargaining arrangements and we have not experienced any recent work stoppages. We consider our relationship with our employees to be good.

Foreign and Domestic Operations and Export Sales

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $4,516, $4,774, and $4,603 in 2015, 2014, and 2013, respectively. At November 28, 2015 and November 29, 2014, we had $4,316 and $4,143, respectively of our finished goods inventory physically warehoused in Vietnam and Indonesia.

Major Customers

Our risk exposure related to our customers, consisting primarily of trade accounts receivable along with certain guarantees, net of recognized reserves, totaled approximately $23,648 and $18,866 at November 28, 2015 and November 29, 2014, respectively. At November 28, 2015, approximately 26% of the aggregate risk exposure, net of reserves, was attributable to three customers. At November 29, 2014, approximately 24% of the aggregate risk exposure, net of reserves, was attributable to two customers. In fiscal 2015, 2014 and 2013, no customer accounted for more than 10% of total net sales.

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

The retail market for home furnishings is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including national department stores, regional or independent specialty stores, and dedicated franchises of furniture manufacturers. National mass merchants such as Costco also have limited product offerings. We also compete with retailers that market products through store catalogs and the Internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. We have recently seen electronics and appliance retailers adding limited furniture products in their stores. Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including aggressive advertising, pricing and marketing, extension of credit to customers on terms more favorable than we offer, and expansion into markets where we currently operate.

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

We may suffer adverse impacts from additional risks associated with our entry into the freight transportation and logistics business following our acquisition of Zenith.

Our entry into the freight transportation and logistics business through our acquisition of Zenith exposes us to certain risks common to that business, including, but not limited to: difficulties attracting and retaining qualified drivers which could result in increases in driver compensation and could adversely affect our profitability and our ability to maintain or grow our fleet; adverse impacts from unfavorable fluctuations in the availability and price of diesel fuel; increased costs of compliance with, or liability for violation of, existing or future regulations in the highly regulated freight transportation industry; and adverse impacts upon Zenith’s results of operations which may result from seasonal factors and harsh weather conditions.

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
Louisville, Kentucky

Of these locations, two are subject to land leases and two are subject to mortgages. Our remaining 49 store locations are leased from third-parties.

Logistical Services Segment:

Owned real estate associated with our logistical services segment is located in Conover, North Carolina and includes the following facilities:

Facility	Square Footage
Distribution center and corporate office	242,000
2 Maintenance facilities	15,142
2 Transit warehouses	86,135

The distribution center and corporate office is subject to a mortgage.

In addition to the owned facilities listed above, we also lease warehouse space in 19 locations across the United States with an aggregate square footage of 1,468,406.

Other Real Estate Owned:

We hold investments in retail store property that we previously leased to licensees and now lease to others. Such properties consist of two locations with aggregate square footage of 41,021 and net book value of $3,120 at November 28, 2015.

At November 28, 2015, there was one closed store for which we are paying the monthly lease amount due to being the lessee. We have a sublease agreement on this property which helps to defray a portion of the on-going cash requirements.

See Note 17 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

In 2004, the US Environmental Protection Agency (EPA) advised us that we had been identified as a potentially responsible party (PRP) at the Ward Transformer Superfund site in Wake County, North Carolina. The EPA alleges that we are a responsible party because, prior to 1990, we sent transformers to the site for repair that contained certain polychlorinated biphenyls (PCBs) which were allegedly mishandled by the owner/operator of the site. Pursuant to a settlement agreement that we and several other PRPs (the “Initial PRP Group”) entered into with the EPA in 2005, the Initial PRP Group has paid for remediation work conducted at the Ward Transformer site. To date we have spent approximately $1,000 on the remediation of the site, which exceeded our share of the remediation expense under the law at the time of the remediation. Through the litigation and collection efforts of the Initial PRP Group, we sought recovery of our excess payment from dozens of other PRPs. Most of the PRPs in the litigation had either sent transformers to Ward for repair (“repair transactions”), sold used transformers to Ward (“sale transactions”), or both. Certain PRPs in the litigation involved in “sale transactions” have been allowed to avoid liability for their share of the cost of remediation as a result of court decisions upheld by the Fourth Circuit Court of Appeals in 2015. We are in negotiations with members of the Initial PRP Group to determine our remaining share of the remediation cost.

ITEM 4B.	EXECUTIVE OFFICERS OF THE REGISTRANT

David C. Baker, 55, joined the Company in 2005 as Director, Store Operations. From 2006 to 2015 he served as Vice President – Corporate Retail, and currently serves as Senior Vice President – Corporate Retail. Prior to joining Bassett, Mr. Baker managed Bassett stores for licensees from 1999 to 2005 after having previously managed stores for other furniture retail chains including Haverty’s and Rhodes Furniture.

John E. Bassett III, 57, has been with the Company since 1981 and served as Vice President of Wood Manufacturing from 1997 to 2001, as Vice President Global Sourcing from 2001 to 2006 and as Senior Vice-President of Global Sourcing since 2006.

Bruce R. Cohenour, 57, has been with the Company since 2011, serving as Senior Vice President of Sales and Merchandising since January 2013, prior to which he served as Senior Vice President of Upholstery Merchandising. Prior to joining Bassett, Mr. Cohenour was with Hooker Furniture Corp. from 2007 through 2010, serving as Senior Vice President of National Accounts and Business Development until 2009. In 2009, he was promoted to Executive Vice President of Marketing and in 2010, he was promoted to President of the Case Goods Division.

J. Michael Daniel, 54, joined the Company in 2007 as Corporate Controller. From April 2009 through December 2009, he served as Corporate Controller and Interim Chief Financial Officer. In January 2010, he was appointed Vice President and Chief Accounting Officer. In January 2013, he was promoted to Senior Vice President and Chief Financial Officer.

Jack L. Hawn., 62, has been with the company since 2015 as President and CEO of Zenith Freight Lines, LLC, which he founded in 1988. From 1979 to 1987 he was President and CEO of Carrier Freight Lines.

Jay R. Hervey, Esq., 56, has served as the General Counsel, Vice President – Real Estate and Secretary for the Company since 1997.

Mark S. Jordan, 62, joined the Company in 1999 as Plant Manager. In 2001, he was promoted to Vice President of Upholstery Manufacturing and in 2002 he was promoted to Vice President and General Manager-Upholstery. He has served as Senior Vice President of Upholstery since 2006.

Robert H. Spilman, Jr., 59, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information:

Bassett’s common stock trades on the NASDAQ global select market system under the symbol “BSET.” We had approximately 1,300 registered stockholders at November 28, 2015. The range of per share amounts for the high and low market prices and dividends declared for the last two fiscal years are listed below:

	Market Prices of Common Stock
	2015		2014		Dividends Declared
Quarter	High	Low	High	Low	2015	2014

First	$26.97	$18.22	$16.19	$13.32	$0.08	$0.06
Second	32.54	24.59	16.02	13.13	0.08	0.06
Third	38.02	26.81	15.73	12.07	0.09	0.08
Fourth	33.30	27.85	19.60	13.21	0.29	0.28

Issuer Purchases of Equity Securities

(dollar amounts in thousands, except share and per share data)

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

August 30 - October 3, 2015	16,350	$28.14	16,350	$18,166
October 3 - October 31, 2015	-	$-	-	$18,166
November 1 - November 28, 2015	8,200	$28.85	8,200	$17,929

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 9, 2014, the Board of Directors increased the remaining limit of the repurchase plan to $20,000. At November 28, 2015, $17,929 remains available for stock repurchases under the plan.

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

	2015		2014	2013 (1)	2012		2011

Net sales	$430,927	(2)	$340,738	$321,286	$269,972		$253,208
Operating income (loss)	$25,989		$15,131	$10,005	$5,080	(3)	$(20,622)	(3)
Gain on sale of affiliate	$-		$-	$-	$-		$85,542	(4)
Other income (loss), net	$5,879	(5)	$(524)	$(1,818)	$6,934	(6)	$(5,169)	(6)
Income before income taxes	$31,868		$14,607	$8,187	$12,014		$59,571
Income tax expense (benefit)	$11,435		$5,308	$3,091	$(14,699)	(7)	$(4,409)
Net income	$20,433		$9,299	$5,096	$26,713		$55,342
Diluted earnings per share	$1.88		$0.87	$0.47	$2.41		$4.79
Cash dividends declared	$5,868		$5,805	$4,565	$15,920		$6,757
Cash dividends per share	$0.54		$0.48	$0.42	$1.45		$0.60
Total assets	$282,543		$240,746	$225,849	$227,180		$223,174
Long-term debt	$8,500	(8)	$1,902	$2,467	$3,053		$3,662
Current ratio (9)	1.84 to 1		1.95 to 1	2.37 to 1	2.39 to 1		2.70 to 1
Book value per share	$16.25		$14.95	$14.50	$14.51		$13.44

(1)	Fiscal 2013 contained 53 weeks, whereas all other fiscal years presented above contained 52 weeks.

(2)	Fiscal 2015 included logistical services revenue from Zenith in the amount of $43,522 since the acquisition of Zenith on February 2, 2015.

(3)

Fiscal 2012 included restructuring and asset impairment charges and lease exits costs totalling $1,070. Fiscal 2011 included restructuring and asset impairment charges of $6,228 as well as licensee debt cancellation charges of $6,447.

(4)	On May 2, 2011 we sold our 46.9% interest in International Home Furnishings Center, Inc. (“IHFC”) resulting in a gain of $85,542.

(5)

See Note 3 to the Consolidated Financial Statements related to a remeasurement gain of $7,212 arising from our acquisition of Zenith during fiscal 2015. Also see Note 16 to the Consolidated Financial Statements related to $1,156 of income from the Continued Dumping and Subsidy Offset Act (“CDSOA”) received in fiscal 2015.

(6)	During fiscal 2012 and 2011, other income (loss), net included income from the CDSOA of $9,010 and $765, respectively.

(7)	Fiscal 2012 included the effects of changes in our valuation allowance on deferred tax assets resulting in a credit to income of $18,704.

(8)

See Note 10 to the Consolidated Financial Statements related to notes payable in connection with our acquisition of Zenith during fiscal 2015, the long-term portion of which totaled $7,143 at November 28, 2015.

(9)

See Note 2 to the Consolidated Financial Statements regarding our fiscal 2015 adoption of Accounting Standards Update 2015-17, which requires the classification of all deferred tax assets and liabilities as non-current. The current ratio for all prior periods presented has been restated to reflect the reclassification of our current deferred tax assets to non-current.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except share and per share data)

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

With 93 BHF stores at November 28, 2015, we have leveraged our strong brand name in furniture into a network of corporate and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits, and coordinated decorating accessories.  We believe that our capabilities in custom upholstery have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long-term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor. We continue to strengthen the sales and design talent within our Company-owned retail stores.  Our Design Consultants undergo extensive Design Certification training. This training has strengthened their skills related to our house call and design business, and is intended to increase business with our most valuable customers.

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

For many years we owned 49% of Zenith Freight Lines, LLC (“Zenith”). During that time the strategic significance of our partnership with Zenith had risen to include the over-the-road transportation of furniture, the operation of regional freight terminal, warehouse and distribution facilities in eleven states, and the management of various home delivery facilities that service Bassett Home Furnishings stores and other clients in local markets around the United States. On February 2, 2015, we acquired the remaining 51% of Zenith, which now operates as a wholly-owned subsidiary of Bassett. Our acquisition of Zenith brings to our Company the ability to deliver best-of-class shipping and logistical support services that are uniquely tailored to the needs of the furniture industry, as well as the ability to provide the expedited delivery service which is increasingly demanded by our industry. We believe that our ownership of Zenith will not only enhance our own wholesale and retail distribution capabilities, but will provide additional growth opportunities as Zenith continues to expand its service to other customers.

In September of 2011, we announced the formation of a strategic partnership with HGTV (Home and Garden Television), a division of Scripps Networks, LLC, which combines our heritage in the furniture industry with the penetration of 96 million households in the United States that HGTV enjoys today.  As part of this alliance, the in-store design centers have been co-branded with HGTV to more forcefully market the concept of a “home makeover”, an important point of differentiation for our stores that also mirrors much of the programming content on the HGTV network. We believe the new co-branded design centers coupled with the targeted national advertising on HGTV have played a key role in our improved comparable store sales since their introduction. In October of 2015, we announced the extension of our partnership with HGTV through 2019. While continuing to feature HGTV branded custom upholstery products in our HGTV HOME Design Studios in Bassett Home Furnishings stores, we will now expand the concept to select independent dealers. We believe this will provide additional growth outside our BHF store network.

At November 28, 2015, our BFH store network included 60 Company-owned stores and 33 licensee-owned stores. Due to the improved operating performance of our retail network along with continued improvement in underlying economic factors such as the housing market and consumer confidence, we have been expanding our retail presence in various parts of the country. As part of this expansion we opened one new store and relocated two stores during fiscal 2015 while opening six new stores and relocating two stores in fiscal 2014. We plan to continue opening new stores, primarily in underpenetrated markets where we currently have stores. In this regard we are currently considering several locations for new store expansion over the next three years, with at least three of these planned to open in fiscal 2016. We continue to evaluate all stores in our fleet and plan to close three underperforming stores this year as well.

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

Our wholesale operations include an upholstery plant in Newton, North Carolina that produces a wide range of upholstered furniture. We believe that we are an industry leader with our quick-ship custom upholstery offerings. We also operate a custom dining manufacturing facility in Martinsville, Virginia. Most of our wood furniture and certain of our upholstery offerings are sourced through several foreign plants, primarily in Vietnam, Indonesia and China. We define imported product as fully finished product that is sourced internationally. For fiscal 2015, approximately 37% of our wholesale sales were of imported product compared to 42% for fiscal 2014. In fiscal 2015 we launched several significant new product categories. An important new product introduction in 2015 has been “Bench Made”, a selection of American dining furniture that appeared in retail showrooms during the second quarter of 2015. Partnering with nearby hardwood component manufacturers, we are preparing, distressing, finishing, and assembling an assortment of solid maple tables and chairs in our newly renovated Company-owned facility in Bassett, Virginia. Sales of “Bench   Made” product during 2015 were ahead of our expectations. Also extremely significant is the second phase of our store assortment makeover that began with the introduction of new wood items and finishes last spring. We are planning to move to a living area centric floor plan that will focus more on the upholstery products that are driving our sales today complemented by both imported and domestically produced entertainment and occasional furnishings. All of these new products have been carefully designed in coordination with our merchants, designers, engineers and finishing technicians to achieve the upscale casual decor that we believe speaks to today’s consumer. We will begin production in a new manufacturing facility in Grand Prairie, Texas in early March. The new plant will begin by producing a portion of the upholstery assortment for customers and stores in the Texas area and west.

Our website, www.bassettfurniture.com, provides our consumers with the ability to research and purchase our merchandise online. The ultimate goal of our digital strategy is to drive traffic to our stores while deepening interactions with our consumers. We have worked diligently to enhance our online presence by making it easier for consumers to browse our wide array of goods and to design custom furniture. Late in 2015, we launched a new responsive platform allowing smartphone and tablet users to browse and purchase our product assortment on their mobile devices. Our e-commerce platform is simple, easy to use and amplifies the experience of the Bassett brand reflected in our stores, direct mail and television commercials. We constantly update our website to reflect current product availability, pricing and special offers. In 2016, we will continue to make improvements to our website to improve brand interaction and drive more qualified prospects to our stores. While sales through our website are currently not material, they have increased significantly in the last several years. We are leveraging our Company-owned and licensed store network to handle delivery and customer service for orders placed online.

Analysis of Operations

Our fiscal year ends on the last Saturday of November, which periodically results in a 53-week year. Fiscal 2013 contained 53 weeks, while fiscal 2015 and 2014 each contained 52 weeks. Net sales revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense, new store pre-opening costs, other charges, and income from operations were as follows for the years ended November 28, 2015, November 29, 2014 and November 30, 2013:

	2015		2014		2013
Sales Revenue:
Furniture and accessories	$387,405	89.9%	$340,738	100.0%	$321,286	100.0%
Logistics	43,522	10.1%	-	0.0%	-	0.0%
Total net sales revenue	430,927	100.0%	340,738	100.0%	321,286	100.0%

Cost of furniture and accessories sold	179,291	41.6%	158,317	46.5%	155,292	48.3%
SG&A	224,050	52.0%	166,073	48.7%	155,318	48.3%
New store pre-opening costs	623	0.1%	1,217	0.4%	671	0.2%
Other charges	974	0.2%	-	0.0%	-	0.0%

Income from operations	$25,989	6.0%	$15,131	4.4%	$10,005	3.1%

Sales for fiscal 2015 include the logistical services revenue of Zenith from customers outside of the Company since the date of acquisition on February 2, 2015. Sales of furniture and accessories, net of estimates for returns and allowances, were $387,405 for fiscal 2015 as compared to $340,738 for 2014 and $321,286 for 2013, representing increases of 13% and 6.1%, respectively. As noted above, fiscal 2013 contained 53 weeks while fiscal 2015 and 2014 contained 52 weeks. On an average weekly basis, sales for 2014 increased 8.1% over 2013. This trend primarily reflects the increase in the number of stores owned and operated by us, as well as growth in our wholesale shipments outside of our licensee network. Our consolidated net sales by segment were as follows:

	2015	2014	2013

Wholesale	$252,180	$223,993	$215,451
Retail	249,379	216,631	199,380
Logistical services	77,250	-	-
Inter-company eliminations:
Furniture and accessories	(114,154)	(99,886)	(93,545)
Logistical services	(33,728)	-	-
Consolidated net sales	$430,927	$340,738	$321,286

Operating income was $25,989 for 2015 as compared to $15,131 for 2014 and $10,005 for 2013. These increases have been primarily attributable to increased retail volume, the addition of Zenith, which contributed an additional $3,528 of operating income for fiscal 2015, and increased wholesale volume. Other charges of $974 during fiscal 2015 include lease exit costs of $419, asset impairment charges of $106, and a management restructuring charge of $449. See Note 15 of our Consolidated Financial Statements for additional information regarding these charges.

Certain other items affecting comparability between periods are discussed below in “Other Items Affecting Net Income”.

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

Logistical services. With our acquisition of Zenith on February 2, 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistics revenue in our consolidated statement of income. Zenith’s operating costs are included in selling, general and administrative expenses. Amounts charged by Zenith to the Company for transportation and logistical services prior to February 2, 2015 are included in selling, general and administrative expenses, and our equity in the earnings of Zenith prior to the date of acquisition is included in other loss, net, in the consolidated statements of income.

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

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Year Ended November 28, 2015
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$252,180	$249,379	$-	$(114,154)	(1)	$387,405
Logistics	-	-	77,250	(33,728)	(2)	43,522
Total sales revenue	252,180	249,379	77,250	(147,882)		430,927
Cost of furniture and accessories sold	168,792	124,376	-	(113,877)	(3)	179,291
SG&A expense	67,770	118,210	73,722	(35,652)	(4)	224,050
New store pre-opening costs	-	623	-	-		623
Income from operations (5)	$15,618	$6,170	$3,528	$1,647		$26,963

	Year Ended November 29, 2014
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$223,993	$216,631	$-	$(99,886)	(1)	$340,738
Logistics	-	-	-	-	(2)	-
Total sales revenue	223,993	216,631	-	(99,886)		340,738
Cost of furniture and accessories sold	149,646	108,174	-	(99,503)	(3)	158,317
SG&A expense	60,227	107,768	-	(1,922)	(4)	166,073
New store pre-opening costs	-	1,217	-	-		1,217
Income (loss) from operations	$14,120	$(528)	$-	$1,539		$15,131

	Year Ended November 30, 2013
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$215,451	$199,380	$-	$(93,545)	(1)	$321,286
Logistics	-	-	-	-	(2)	-
Total sales revenue	215,451	199,380	-	(93,545)		321,286
Cost of furniture and accessories sold	144,639	102,911	-	(92,258)	(3)	155,292
SG&A expense	59,929	97,250	-	(1,861)	(4)	155,318
New store pre-opening costs	-	671	-	-		671
Income (loss) from operations	$10,883	$(1,452)	$-	$574		$10,005

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale and retail segments.
(3)

Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment, as well as the change for the period in the elimination of intercompany profit in ending retail inventory.

(4)

Represents the elimination of rent paid by our retail stores occupying Company-owned real estate, and for the year ended November 28, 2015, logisitcal services expense incurred from Zenith by our retail and wholesale segments.

(5)	Excludes the effects of asset impairment charges, lease exit costs and management restructuring costs which are not allocated to our segments.

Wholesale Segment

Net sales, gross profit, selling, general and administrative (SG&A) expense and operating income (loss) from operations for our Wholesale Segment were as follows for the years ended November 28, 2015, November 29, 2014 and November 30, 2013:

	2015		2014		2013

Net sales	$252,180	100.0%	$223,993	100.0%	$215,451	100.0%
Gross profit	83,388	33.1%	74,347	33.2%	70,812	32.9%
SG&A	67,770	26.9%	60,227	26.9%	59,929	27.8%
Income from operations	$15,618	6.2%	$14,120	6.3%	$10,883	5.1%

Wholesale shipments by category for the last three fiscal years are summarized below:

	2015		2014		2013

Wood	$93,073	36.9%	$86,577	38.7%	$87,935	40.8%
Upholstery	156,768	62.2%	135,831	60.6%	125,403	58.2%
Other	2,339	0.9%	1,585	0.7%	2,113	1.0%
Total	$252,180	100.0%	$223,993	100.0%	$215,451	100.0%

Fiscal 2015 as Compared to Fiscal 2014

Net sales for the wholesale segment were $252,180 for 2015 as compared to $223,993 for 2014, an increase of $28,187 or 13%. This sales increase was driven by a 13% increase in shipments to the BHF store network and a 7.4% increase in open market shipments (outside the BHF store network). Gross margins for the wholesale segment decreased slightly to 33.1% for 2015 as compared to 33.2% for 2014. Wholesale SG&A increased $7,543 to $67,770 for 2015 as compared to $60,227 for 2014. SG&A as a percentage of sales was 26.9% for both fiscal 2015 and 2014. Included in SG&A for 2015 is an additional $850 in increased legal and environmental costs, an additional $541 of incentive compensation, and a $289 increase in bad debt costs largely associated with one remaining long-term note from a prior licensee. Also included in SG&A during 2015 are $209 of costs associated with the acquisition of Zenith. Operating income was $15,618 or 6.2% of sales for 2015 as compared to $14,120 or 6.3% of sales in 2014.

Fiscal 2014 as Compared to Fiscal 2013

Net sales for the wholesale segment were $223,993 for 2014 as compared to $215,451 for 2013, an increase of $8,542, or 4%. On an average weekly basis (normalizing for the extra week in fiscal 2013), wholesale net sales increased 6%. Average weekly wholesale shipments to the open market (outside the Bassett Home Furnishings store network) for 2014 increased 10%, while average weekly shipments to the Bassett Home Furnishings store network increased by 4.2% compared to 2013. We gained market share in the traditional furniture store channel as recent product offerings were well received in 2014. Sales to our BHF store network were negatively impacted by slower business due to inclement weather during the winter months in early 2014 along with overall softness in the demand for wood furniture. Gross margins for the wholesale segment increased 30 basis points to 33.2% for 2014 as compared to 32.9% for 2013. This increase was primarily due to improved margins in the wood operations over the course of 2014 after discounting of discontinued product earlier in the year, and also due to the increased leveraging of fixed costs from higher sales volume in our upholstery operations. Wholesale SG&A increased $298 to $60,227 for 2014 as compared to $59,929 for 2013. SG&A costs as a percentage of sales decreased to 26.9% as compared to 27.6% for 2013 primarily due to tighter expense control. Income from operations was $14,120, or 6.3% of sales, for fiscal 2014 as compared to $10,883, or 5.1% of sales, for the prior year.

Wholesale Backlog

The dollar value of our wholesale backlog, representing orders received but not yet delivered to dealers and Company stores as of November 28, 2015, November 29, 2014, and November 30, 2013 was as follows:

	2015	2014	2013

Year end wholesale backlog	$17,131	$13,644	$11,916

Retail Segment – Company Owned Stores

Net sales, gross profit, selling, general and administrative (SG&A) expense, new store pre-opening costs and operating income (loss) for our Retail Segment were as follows for the years ended November 28, 2015, November 29, 2014 and November 30, 2013:

	2015 vs 2014				2014 vs 2013
	2015		2014		2014		2013

Net sales	$249,379	100.0%	$216,631	100.0%	$216,631	100.0%	$199,380	100.0%
Gross profit	125,003	50.1%	108,457	50.1%	108,457	50.1%	96,469	48.4%
SG&A expense	118,210	47.4%	107,768	49.7%	107,768	49.7%	97,250	48.8%
New store pre-opening costs	623	0.2%	1,217	0.6%	1,217	0.6%	671	0.3%
Income (loss) from operations	$6,170	2.5%	$(528)	-0.2%	$(528)	-0.2%	$(1,452)	-0.7%

The following tables present operating results on a comparable store basis for each comparative set of periods. Table A compares the results of the 53 stores that were open and operating for all of 2015 and 2014. Table B compares the results of the 51 stores that were open and operating for all of 2014 and 2013.

Comparable Store Results:

	Table A: 2015 vs 2014 (53 Stores)				Table B: 2014 vs 2013 (51 Stores)
	2015		2014		2014		2013

Net sales	$225,444	100.0%	$199,048	100.0%	$194,092	100.0%	$187,146	100.0%
Gross profit	112,815	50.0%	99,591	50.0%	96,905	49.9%	90,626	48.4%
SG&A expense	105,347	46.7%	97,325	48.9%	94,726	48.8%	90,389	48.3%
Income (loss) from operations	$7,468	3.3%	$2,266	1.1%	$2,179	1.1%	$237	0.1%

The following tables present operating results for all other stores which were not comparable year-over-year. Each table includes the results of stores that either opened or closed at some point during the 24 months of each comparative set of periods.

All Other (Non-Comparable) Store Results:

	2015 vs 2014 All Other Stores				2014 vs 2013 All Other Stores
	2015		2014		2014		2013

Net sales	$23,935	100.0%	$17,583	100.0%	$22,539	100.0%	$12,234	100.0%
Gross profit	12,188	50.9%	8,866	50.4%	11,552	51.3%	5,843	47.8%
SG&A expense	12,863	53.7%	10,443	59.4%	13,042	57.9%	6,861	56.1%
New store pre-opening costs	623	2.6%	1,217	6.9%	1,217	5.4%	671	5.5%
Loss from operations	$(1,298)	-5.4%	$(2,794)	-15.9%	$(2,707)	-12.0%	$(1,689)	-13.8%

Fiscal 2015 as Compared to Fiscal 2014

Net sales for the 60 Company-owned Bassett Home Furnishings stores were $249,379 for fiscal 2015 as compared to $216,631 for fiscal 2014, an increase of $32,748 or 15%. The increase was primarily due to a $26,396 or 13% increase in comparable store sales coupled with a $6,352 increase in non-comparable store sales from 7 new stores opened in the last 24 months.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 11% for 2015 over 2014.

The consolidated retail operating income for 2015 was $6,170 as compared to a loss of $528 for 2014, a $6,698 improvement. The 53 comparable stores generated operating income of $7,468 for the year, or 3.3% of sales, as compared to $2,266, or 1.1% of sales, for the prior year. Gross margins were 50.0% for 2015, unchanged from the prior year. SG&A expenses for comparable stores increased $8,022 to $105,347 or 46.7% of sales as compared to 48.9% of sales for 2014. This decrease is primarily due to greater leverage of fixed costs due to higher sales volumes.

Losses from the non-comparable stores in 2015 were $1,298 compared to $2,794 for 2014. This decrease is due in part to a decline in new store pre-opening costs from $1,217 recognized in 2014 due to the six new store openings during that year as compared with $623 in 2015 primarily associated with the Woodland Hills, California store which opened in early October of 2015. These costs included rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $100 to $300 per store based on the overall rent costs for the location and the period between the time when we take possession of the physical store space and the time of the store opening. Also included in the non-comparable store loss for 2014 was $983 in post-opening losses from six stores opened during 2014. We incur losses in the two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $300 to $500 per store.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Fiscal 2014 as Compared to Fiscal 2013

Net sales for the 60 Company-owned stores were $216,631 for fiscal 2014 as compared to $199,380 for 2013, an increase of $17,251 or 8.7%. The increase was comprised of a $6,946 or 3.7% increase in comparable store sales and a $10,305 increase in non-comparable store sales. On an average weekly basis (normalizing for the extra week in the first quarter of 2013), comparable store sales increased 5.7%.

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

The 51 comparable stores generated operating income of $2,179 for 2014 as compared to $237 for the prior year. Gross margins at our comparable stores improved to 49.9% compared to 48.4% in the prior year due primarily to improved pricing strategies. SG&A expenses for comparable stores increased $4,337 to $94,726 or 48.8% of sales as compared to 48.3% for 2013. This increase is primarily due to planned increases in advertising spending, higher health care benefit costs, increased other overhead costs as the store network continues to grow and the effects of having one less week to leverage fixed costs. In addition, we incurred $222 of overlapping rent while two stores were in the process of being relocated. As with new store openings as described below, we begin to recognize rent expense at the date we take possession of the new store location. We recognized rent expense on both locations until the date that the previously existing store closed. We completed relocations in Little Rock, Arkansas and Boston, Massachusetts during fiscal 2014, with two additional relocations in Texas expected which were completed during the first quarter of fiscal 2015. We define a store relocation as the closing of one store and opening of another store in the same market. Since there is no change in the store count for a specific market, we continue to include relocation costs as part of the comparable store operations.

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

Retail Comparable Store Sales Increases

The following table provides year-over-year comparable store sales increases for the last three fiscal years:

	2015	2014	2013 (1)

Delivered	13.3%	3.7%	7.6%
Written	11.0%	4.3%	9.0%

(1) The reported amounts for fiscal 2013 reflect the fact that 2013 contained 53 weeks versus 52 weeks for the preceding year. Adjusting for the additional week of sales on an average weekly basis, 2013 delivered and written sales would have increased 5.6% and 7.0%, respectively, over 2012.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers as of November 28, 2015, November 29, 2014, and November 30, 2013, was as follows:

	2015	2014	2013

Year end retail backlog	$31,871	$30,206	$22,483
Retail backlog per open store	$531	$503	$409

Logistical Services Segment

Our logistical services segment was created with the acquisition of Zenith on February 2, 2015. Results for that segment since the date of acquisition during fiscal 2015 are as follows:

Logistics revenue	$77,250	100.0%
Operating expenses	73,722	95.4%

Income from operations	$3,528	4.6%

Operating expenses since the date of acquisition during fiscal 2015 include depreciation and amortization of $2,634.

Other Items Affecting Net Income (Loss)

Other items affecting net income for fiscal 2015, 2014 and 2013 are as follows:

	2015	2014	2013

Remeasurement gain on acquisition of affiliate (1)	$7,212	$-	$-
Income from unconsolidated affiliated company (2)	220	661	770
Income from Continued Dumping & Subsidy Offset Act (3)	1,156	-	-
Interest expense (4)	(607)	(188)	(255)
Retail real estate impairment charges (5)	(182)	-	(416)
Loan and lease guarantee (expense) recovery (6)	73	66	(40)
Investment income (7)	228	352	99
Other (8)	(2,221)	(1,415)	(1,976)

Total other income (loss), net	$5,879	$(524)	$(1,818)

(1)

See Note 3 to the Consolidated Financial Statements for information related to our acquisition of Zenith and the recognition of a remeasurement gain on our pre-acquisition equity method investment in Zenith.

(2)	See Note 9 to the Consolidated Financial Statements for information related to our equity in the income of Zenith as an unconsolidated affiliate prior to our acquisition of Zenith.
(3)	See Note 16 to the Consolidated Financial Statements for information related to our income from the Continued Dumping and Subsidy Offset Act (“CDSOA”).
(4)

Our interest expense prior to fiscal 2015 consisted primarily of interest on our retail real estate mortgage obligations and has been declining steadily as those obligations are being repaid. During fiscal 2015 our interest expense increased significantly due to debt arising from our acquisition of Zenith. See Note 3 to the Consolidated Financial Statements regarding debt incurred and assumed at the date of the acquisition. See also Note 10 to the Consolidated Financial Statements for additional information regarding our outstanding debt at November 28, 2015.

(5)	See Note 2 to the Consolidated Financial Statements for additional information regarding impairment charges related to our retail real estate.
(6)

Loan and lease guarantee expense consists of adjustments to our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. The recovery (expense) recognized for fiscal 2015, 2014 and 2013 reflects the changes in our estimates of the risk that we may have to assume the underlying obligations with respect to our guarantees.

(7)

Investment income for fiscal 2015, 2014 and 2013 includes interest income arising from our short-term investments. See Note 4 to the Consolidated Financial Statements for additional information regarding our investments in certificates of deposit. Investment income for Fiscal 2015 and 2014 also includes gains of $136 and $280 arising from the partial liquidation of our previously impaired investment in the Fortress Value Recovery Fund I, LLC, which was fully impaired during fiscal 2012.

(8)	Fiscal 2014 includes $827 in death benefits received from life insurance policies covering former executives, compared with $304 of similar proceeds in fiscal 2013 and none in fiscal 2015.

Provision for Income taxes

We recorded an income tax provision of $11,629, $5,308 and $3,091 in fiscal 2015, 2014 and 2013, respectively. For fiscal 2015, our effective tax rate of approximately 35.9% differs from the statutory rate of 35.0% primarily due to the effects of state income taxes, partially offset by a lower effective tax rate on the gain associated with our acquisition of Zenith arising from the remeasurement of our previous 49% equity method investment in Zenith. For fiscal 2014, our effective tax rate of approximately 36.3% differs from the statutory rate of 35.0% primarily due to the effects of state income taxes, adjustments to state net operating loss carryforwards, a reduction in the valuation allowance on deferred tax assets and permanent differences arising from non-taxable income. For fiscal 2013, our effective tax rate of approximately 37.8% differs from the statutory rate of 34.0% primarily due to the effects of state income taxes and permanent differences arising from non-deductible expenses. See Note 14 to the Consolidated Financial Statements for additional information regarding our income tax provision (benefit), as well as our net deferred tax assets and other matters.

We have net deferred tax assets of $13,470 as of November 28, 2015, which, upon utilization, are expected to reduce our cash outlays for income taxes in future years. It will require approximately $35,000 of future taxable income to utilize our net deferred tax assets.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for fiscal 2015 was $32,398 compared to $29,961 for fiscal 2014, an increase of $2,437. The improvement is primarily the result of higher operating income, partially offset by increases in inventory levels due to the introduction of new products and increased purchase activity to support higher order volume.

Our overall cash position increased by $9,595 during 2015. Offsetting the cash provided by operations, we used $19,661 of cash in investing activities, primarily consisting of: cash paid for the acquisition of Zenith (net of cash acquired); a capital contribution made to Zenith prior to the acquisition; capital expenditures which included retail store relocations, retail store remodels, and in-process spending on new stores, expanding and upgrading our manufacturing capabilities, and the purchase of freight transportation equipment. Net cash used in financing activities was $3,132, including dividend payments of $5,786 and stock repurchases of $2,071 under our existing share repurchase plan, of which $17,929 remains authorized at November 28, 2015. These uses were partially offset by net proceeds and excess tax benefits associated with the exercise of stock options. With cash and cash equivalents and short-term investments totaling $59,393 on hand at November 28, 2015, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Our credit facility with our bank provides for a line of credit of up to $15,000 and is secured by our accounts receivable and inventory. The facility contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. The line matured in December 2015 but has been temporarily extended while we are in negotiations with our bank for a new line, which we expect to obtain during the first quarter of fiscal 2016 under substantially similar terms, except that the line is expected to be unsecured. We have $1,970 outstanding under standby letters of credit against our line, leaving availability under our credit line of $13,030. In addition, we have outstanding standby letters of credit with another bank totaling $356.

At November 28, 2015 we have outstanding principal totaling $14,085, excluding discounts, under notes payable of which $5,477 matures within one year of the balance sheet date. See Note 10 to our consolidated financial statements for additional details regarding these notes, including collateral and future maturities. We expect to satisfy these obligations as they mature using cash flow from operations or our available cash on hand.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. We had obligations of $124,897 at November 28, 2015 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,494 at November 28, 2015. See Note 17 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

Dividends and Share Repurchases

During fiscal 2015, we declared four quarterly dividends totaling $3,684, or $0.34 per share, and one special dividend of $2,184, or $0.20 per share. Cash dividend payments to our shareholders during fiscal 2014 totaled $5,786. During fiscal 2015, we also repurchased 76,350 shares of our stock for $2,071 under our share repurchase program. The weighted-average effect of these share repurchases was to increase both our basic and diluted earnings per share in 2015 by approximately $0.01.

Capital Expenditures

We currently anticipate that total capital expenditures for fiscal 2016 will be approximately $20 million which will be used primarily for the build out of new stores and remodeling existing Company-owned stores in our retail segment, and the purchase of transportation equipment for our logistical services segment. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the new stores, our rate of growth, our operating results and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events. We believe that our existing cash, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

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

We believe that the carrying amounts of our current assets and current liabilities approximate fair value due to the short-term nature of these items. The recurring estimate of the fair value of our mortgages and notes payable for disclosure purposes (see Note 10 to the Consolidated Financial Statements) involves Level 3 inputs. Our primary non-recurring fair value estimates, typically involving the valuation of business acquisitions (see Note 3 to the Consolidated Financial Statements) and asset impairments (see Note 15 to the Consolidated Financial Statements) have utilized Level 3 inputs.

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

	2016	2017	2018	2019	2020	Thereafter	Total
Post employment benefit obligations (1)	$1,069	$1,013	$980	$926	$885	$11,137	$16,010
Notes payable	5,477	4,112	3,803	543	150	-	14,085
Other obligations & commitments	840	840	740	740	100	200	3,460
Contractual advertising	3,010	3,190	3,375	3,560	-	-	13,135
Interest payable	264	172	113	27	14	-	590
Letters of credit	2,326	-	-			-	2,326
Operating leases (2)	25,356	22,576	17,642	14,737	12,817	31,769	124,897
Lease guarantees (4)	1,070	739	728	-	-	-	2,537
Purchase obligations (3)	-	-	-			-	-
Total	$39,412	$32,642	$27,381	$20,533	$13,966	$43,106	$177,040

(1)

Does not reflect a reduction for the impact of any company owned life insurance proceeds to be received. Currently, we have life insurance policies with net death benefits of $3,087 to provide funding for these obligations. See Note 11 to the Consolidated Financial Statements for more information.

(2)	Does not reflect a reduction for the impact of sublease income to be received. See Note 17 to the Consolidated Financial Statements for more information.
(3)

The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. At the end of fiscal year 2015, we had approximately $15,076 in open purchase orders, primarily for imported inventories, which are in the ordinary course of business. We also have a firm commitment to purchase transportation equipment in fiscal 2016 totaling approximately $4,670.

(4)	Lease guarantees relate to payments we would only be required to make in the event of default on the part of the guaranteed parties.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of BHF stores and Zenith distribution facilities. We have guaranteed certain lease obligations of licensee operators as part of our retail strategy. See Contractual Obligations and Commitments table above and Note 17 to the Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K, for further discussion of operating leases and lease guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

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

Revenue Recognition - Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This generally occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer. Our wholesale payment terms generally vary from 30 to 60 days. For retail sales, we typically receive a significant portion of the purchase price as a customer deposit upon order, with the balance typically collected upon delivery. An estimate for returns and allowances has been provided in recorded sales. The contracts with our licensee store owners do not provide for any royalty or license fee to be paid to us. For our logistical services segment, line-haul freight revenue and home delivery revenue are recognized upon delivery to the destination. Warehousing services revenue is based upon warehouse space occupied by a customer’s goods and inventory movements in and out of a warehouse and is recognized as such services are provided.

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. During fiscal 2015 and 2014, there were no dealers for which these criteria were not met.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our accounts receivable reserves were $1,175 and $1,249 at November 28, 2015 and November 29, 2014, respectively, representing 5.3% and 7.6% of our gross accounts receivable balances at those dates, respectively. The allowance for doubtful accounts is based on a review of specifically identified customer accounts in addition to an overall aging analysis. We evaluate the collectibility of our receivables from our licensees and other customers on a quarterly basis based on factors such as their financial condition, our collateral position, potential future plans with licensees and other similar factors. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivable and is adjusted accordingly based on historical experience, current developments and present economic conditions and trends. Although actual losses have not differed materially from our previous estimates, future losses could differ from our current estimates. Unforeseen events such as a licensee or customer bankruptcy filing could have a material impact on our results of operations.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out method. The cost of imported inventories is determined on a first-in, first-out basis. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. Our reserves for excess and obsolete inventory were $1,397 and $1,412 at November 28, 2015 and November 29, 2014, respectively, representing 2.3% and 2.4%, respectively, of our inventories on a last-in, first-out basis. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Valuation Allowance on Deferred Tax Assets – We evaluate our deferred income tax assets to determine if valuation allowances are required or should be adjusted. A valuation allowance is established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. During fiscal 2014, reductions in the reserve related to changes in laws which impact our ability to recover certain state net operating loss carryforwards resulted in a credit to income of $974, which is included in our net income tax expense for 2014. The remaining valuation allowance at November 28, 2015 is $0.

Goodwill – Goodwill represents the excess of the purchase price over the value assigned to tangible assets and liabilities and identifiable intangible assets of businesses acquired. The acquisition of assets and liabilities and any resulting goodwill is allocated to the respective reporting unit; Wood, Upholstery, Retail or Logistical Services. We review goodwill at the reporting unit level annually for impairment or more frequently if events or circumstances indicate that assets might be impaired.

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, the goodwill impairment test consists of a two-step process, if necessary. However, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the two-step process. Based on our qualitative assessment as described above, we have concluded that our goodwill in the amount of $11,588 is not impaired as of November 28, 2015.

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

Other Intangible Assets – Intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or between annual tests when an impairment indicator exists. The recoverability of indefinite-lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss equal to the excess would be recorded. At November 28, 2015, our indefinite-lived intangible assets other than goodwill consist of trade names acquired in the acquisition of Zenith and have a carrying value of $2,490.

Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We estimate the useful lives of our intangible assets and ratably amortize the value over the estimated useful lives of those assets. If the estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives or, if an asset is deemed to be impaired, a write-down of the value of the asset may be required at such time. At November 28, 2015 our definite-lived intangible assets consist of customer relationships and customized technology applications acquired in the acquisition of Zenith with a total carrying value of $3,604.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $3,120 and $6,302 at November 28, 2015 and November 29, 2014, respectively, for stores formerly operated by licensees as well as our holdings of $27,175 and $27,843 at November 28, 2015 and November 29, 2014, respectively, for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $2,537 and $3,296 which we have guaranteed on behalf of licensees as of November 28, 2015 and November 29, 2014, respectively, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

			Net Book
	Number of	Aggregate	Value
	Locations	Square Footage	(in thousands)

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	11	276,887	$27,175

Investment real estate leased to others	2	41,021	3,120

Total Company investment in retail real estate	13	317,908	$30,295

(1) Includes two properties encumbered under mortgages totaling $1,709 at November 28, 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Bassett Furniture Industries, Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated and Subsidiaries as of November 28, 2015 and November 29, 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended November 28, 2015. Our audits also included Financial Statement Schedule II - Analysis of Valuation and Qualifying Accounts for each of the three years in the period ended November 28, 2015. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bassett Furniture Industries, Incorporated and Subsidiaries at November 28, 2015 and November 29, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 28, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bassett Furniture Industries, Incorporated and Subsidiaries’ internal control over financial reporting as of November 28, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 21, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

January 21, 2016

Consolidated Balance Sheets

Bassett Furniture Industries, Incorporated and Subsidiaries

November 28, 2015 and November 29, 2014

(In thousands, except share and per share data)

	2015	2014
Assets
Current assets
Cash and cash equivalents	$36,268	$26,673
Short-term investments	23,125	23,125
Accounts receivable, net of allowance for doubtful accounts of $1,175 and $1,249 as of November 28, 2015 and November 29, 2014, respectively	21,197	15,228
Inventories	59,896	57,272
Other current assets	6,798	7,796
Total current assets	147,284	130,094

Property and equipment, net	96,104	74,812

Other long-term assets
Deferred income taxes, net	13,471	14,969
Goodwill and other intangible assets	17,682	1,730
Other	8,002	19,141
Total other long-term assets	39,155	35,840
Total assets	$282,543	$240,746

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,916	$22,251
Accrued compensation and benefits	14,345	8,931
Customer deposits	23,999	22,202
Dividends payable	2,184	2,102
Current portion of long-term debt	5,273	316
Other accrued liabilities	13,133	10,971
Total current liabilities	79,850	66,773

Long-term liabilities
Post employment benefit obligations	12,694	11,498
Notes payable	8,500	1,902
Other long-term liabilities	4,133	3,741
Total long-term liabilities	25,327	17,141

Commitments and Contingencies

Stockholders’ equity
Common stock, $5 par value; 50,000,000 shares authorized; issued and outstanding 10,916,021 at November 28, 2015 and 10,493,393 at November 29, 2014	54,580	52,467
Retained earnings	120,904	106,339
Additional paid-in-capital	4,560	-
Accumulated other comprehensive loss	(2,678)	(1,974)
Total stockholders' equity	177,366	156,832
Total liabilities and stockholders’ equity	$282,543	$240,746

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Income

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 28, 2015, November 29, 2014, and November 30, 2013

(In thousands, except per share data)

	2015	2014	2013
Sales revenue:
Furniture and accessories	$387,405	$340,738	$321,286
Logistics	43,522	-	-
Total sales revenue	430,927	340,738	321,286

Cost of furniture and accessories sold	179,291	158,317	155,292

Selling, general and administrative expenses excluding new store pre-opening costs	224,050	166,073	155,318
New store pre-opening costs	623	1,217	671
Lease exit costs	419	-	-
Asset impairment charges	106	-	-
Management restructuring costs	449	-	-

Income from operations	25,989	15,131	10,005

Remeasurement gain on acquisition of affiliate	7,212	-	-
Income from Continued Dumping & Subsidy Offset Act	1,156	-	-
Income from unconsolidated affiliated company	220	661	770
Interest expense	(607)	(188)	(255)
Other loss, net	(2,102)	(997)	(2,333)

Income before income taxes	31,868	14,607	8,187

Income tax expense	11,435	5,308	3,091

Net income	$20,433	$9,299	$5,096

Net income per share

Basic income per share	$1.91	$0.88	$0.48

Diluted income per share	$1.88	$0.87	$0.47

Dividends per share
Regular dividends	$0.34	$0.28	$0.22
Special dividend	$0.20	$0.20	$0.20

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 28, 2015, November 29, 2014, and November 30, 2013

(In thousands)

	2015	2014	2013

Net income	$20,433	$9,299	$5,096
Other comprehensive loss:
Actuarial adjustment to supplemental executive retirement defined benefit plan (SERP)	(1,135)	(918)	(310)
Income taxes related to SERP	431	358	119

Other comprehensive loss, net of tax	(704)	(560)	(191)

Total comprehensive income	$19,729	$8,739	$4,905

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 28, 2015, November 29, 2014, and November 30, 2013

(In thousands)

	2015	2014	2013
Operating activities:
Net income	$20,433	$9,299	$5,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,137	7,316	6,198
Equity in undistributed income of investments and unconsolidated affiliated companies	(220)	(661)	(770)
Non-cash asset impairment charges	106	-	-
Non-cash portion of lease exit costs	419	-	-
Remeasurement gain on acquisition of affiliate	(7,212)	-	-
Tenant improvement allowances received from lessors	1,283	3,060	-
Collateral deposited with insurance carrier	-	(1,150)	-
Impairment and lease exit charges on retail real estate	-	-	416
Deferred income taxes	1,930	544	2,282
Other, net	2,082	264	677
Changes in operating assets and liabilities
Accounts receivable	(2,354)	775	(686)
Inventories	(2,624)	(4,203)	4,847
Other current and long-term assets	1,494	1,548	(4,819)
Customer deposits	1,796	5,912	3,961
Accounts payable and accrued liabilities	5,128	7,257	(6,562)
Net cash provided by operating activities	32,398	29,961	10,640

Investing activities:
Purchases of property and equipment	(13,974)	(17,980)	(14,302)
Proceeds from sales of property and equipment	2,981	5,157	958
Cash paid for business acquisition, net of cash acquired	(7,323)	-	-
Capital contribution to affiliate	(1,345)	-	-
Proceeds from sale of affiliate	-	2,348	2,348
Proceeds from maturities and sales of investments	-	5,000	-
Purchases of investments	-	-	(28,125)
Cash received on notes receivable and other	-	320	89
Net cash used in investing activities	(19,661)	(5,155)	(39,032)

Financing activities:
Cash dividends	(5,786)	(5,155)	(2,935)
Proceeds from exercise of stock options	4,031	297	313
Issuance of common stock	325	311	393
Repurchases of common stock	(2,071)	(5,602)	(1,750)
Taxes paid related to net share settlement of equity awards	(178)	(489)	(226)
Excess tax benefits from stock-based compensation	1,998	300	313
Proceeds from equipment loan	1,307	-	-
Payments on notes	(2,768)	(528)	(549)
Other, net	-	-	-
Net cash used in financing activities	(3,142)	(10,866)	(4,441)
Change in cash and cash equivalents	9,595	13,940	(32,833)
Cash and cash equivalents - beginning of year	26,673	12,733	45,566
	.	.	.
Cash and cash equivalents - end of year	$36,268	$26,673	$12,733

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 28, 2015, November 29, 2014, and November 30, 2013

(In thousands, except share and per share data)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income (loss)	Total

Balance, November 24, 2012	10,836,840	$54,184	$-	$104,319	$(1,223)	$157,280

Comprehensive income
Net income	-	-	-	5,096	-	5,096
Actuarial adjustment to SERP	-	-	-	-	(191)	(191)
Regular dividends ($0.22 per share)	-	-	-	(2,393)	-	(2,393)
Special dividend ($0.20 per share)	-	-	-	(2,172)	-	(2,172)
Issuance of common stock	160,128	801	(104)	-	-	697
Purchase and retirement of common stock	(137,650)	(688)	(937)	(324)	-	(1,949)
Stock-based compensation	-	-	728	-	-	728
Excess tax benefits from
Stock-based compensation	-	-	313	-	-	313

Balance, November 30, 2013	10,859,318	54,297	-	104,526	(1,414)	157,409

Comprehensive income
Net income	-	-	-	9,299	-	9,299
Actuarial adjustment to SERP, net of tax	-	-	-	-	(560)	(560)
Regular dividends ($0.28 per share)	-	-	-	(2,983)	-	(2,983)
Special dividend ($0.20 per share)	-	-	-	(2,102)	-	(2,102)
Issuance of common stock	69,619	348	260	-	-	608
Purchase and retirement of common stock	(435,544)	(2,178)	(1,511)	(2,401)	-	(6,090)
Stock-based compensation	-	-	951	-	-	951
Excess tax benefits from
Stock-based compensation	-	-	300	-	-	300

Balance, November 29, 2014	10,493,393	52,467	-	106,339	(1,974)	156,832

Comprehensive income
Net income	-	-	-	20,433	-	20,433
Actuarial adjustment to SERP, net of tax	-	-	-	-	(704)	(704)
Regular dividends ($0.34 per share)	-	-	-	(3,684)	-	(3,684)
Special dividend ($0.20 per share)	-	-	-	(2,184)	-	(2,184)
Issuance of common stock	503,814	2,519	3,511	-	-	6,030
Purchase and retirement of common stock	(81,186)	(406)	(1,843)		-	(2,249)
Stock-based compensation	-	-	894	-	-	894
Excess tax benefits from
Stock-based compensation	-	-	1,998	-	-	1,998

Balance, November 28, 2015	10,916,021	$54,580	$4,560	$120,904	$(2,678)	$177,366

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1.	Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, the “Company”) based in Bassett, Va., is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s full range of furniture products and accessories, designed to provide quality, style and value, are sold through an exclusive nation-wide network of 93 retail stores known as Bassett Home Furnishings (referred to as “BHF”). Of the 93 stores, the Company owns and operates 60 stores (“Company-owned retail stores”) with the other 33 being independently owned (“licensee operated”). We also distribute our products through other multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants.

We sourced approximately 37% of our wholesale products from various countries, with the remaining volume produced at our three domestic manufacturing facilities.

Zenith Acquisition

Prior to February 2, 2015 we held a 49% interest in Zenith Freight Lines, LLC (“Zenith”) for which we used the equity method of accounting. On February 2, 2015 we acquired the remaining 51% ownership interest (see Note 3, Business Combinations). Zenith provides over-the-road transportation of furniture, operates regional freight terminal, warehouse and distribution facilities in eleven states, and manages various home delivery facilities that service Bassett Home Furnishings stores and other clients in local markets around the United States. With the acquisition of Zenith, we established our logistical services operating segment.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our fiscal year ends on the last Saturday in November, which periodically results in a 53-week year.   Fiscal 2015 and 2014 each contained 52 weeks, whereas Fiscal 2013 contained 53 weeks. The Consolidated Financial Statements include the accounts of Bassett Furniture Industries, Incorporated and our majority-owned subsidiaries in which we have a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation. Accordingly, the results of Zenith have been consolidated with our results since the date of the acquisition. Sales of logistical services from Zenith to our wholesale and retail segments have been eliminated, and Zenith’s operating costs and expenses since the date of acquisition are included in selling, general and administrative expenses in our condensed consolidated statements of net income. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2015, 2014 and 2013 are to Bassett's fiscal year ended November 28, 2015, November 29, 2014 and November 30, 2013, respectively. References to the “ASC” included hereinafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board as the source of authoritative GAAP.

For comparative purposes, certain amounts in the 2014 and 2013 financial statements have been reclassified to conform to the 2015 presentation. See “Recent Accounting Pronouncements” below regarding the impact of our adoption of Accounting Standards Update 2015-17 upon the classification of deferred tax assets in our consolidated balance sheets.

The equity method of accounting was used for our investment in Zenith prior to the date of acquisition because we exercised significant influence but did not maintain a controlling interest. Consolidated net income includes our proportionate share of the net income or net loss of Zenith prior to the date of the acquisition.

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

Revenue Recognition

Revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. This occurs upon the shipment of goods to independent dealers or, in the case of Company-owned retail stores, upon delivery to the customer. We offer terms varying from 30 to 60 days for wholesale customers. For retail sales, we typically collect a significant portion of the purchase price as a customer deposit upon order, with the balance typically collected upon delivery. These deposits are carried on our balance sheet as a current liability until delivery is fulfilled. Estimates for returns and allowances have been recorded as a reduction to revenue. The contracts with our licensee store owners do not provide for any royalty or license fee to be paid to us. Revenue is reported net of any taxes collected. For our logistical services segment, line-haul freight revenue and home delivery revenue are recognized upon the completion of delivery to the destination. Warehousing services revenue is based upon warehouse space occupied by a customer’s goods and inventory movements in and out of a warehouse and is recognized as such services are provided.

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. SAB 104 further asserts that if collectability of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. During fiscal 2015, 2014 and 2013, there were no dealers for which these criteria were not met. As of and subsequent to November 30, 2013 there have been no dealers that remained on a cost recovery basis.

Cash Equivalents

The Company considers cash on hand, demand deposits in banks and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Our short-term investments, which consist of certificates of deposit, are not considered cash equivalents since they have original maturities of greater than three months.

Accounts Receivable

Substantially all of our trade accounts receivable is due from customers located within the United States. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts receivable based on historical experience and current economic trends. Actual losses could differ from those estimates. A significant portion of our trade accounts receivable and allowance for doubtful accounts are attributable to amounts owed to us by our licensees, with the remaining receivables due primarily from national account customers, traditional distribution channel customers and logistical services customers. The percentages of our trade accounts receivable and related allowance for doubtful accounts owed to us by our licensees were as follows at November 28, 2015 and November 29, 2014:

	2015	2014
Portion of trade accounts receivable owed by licensees	34%	46%
Portion of allowance for doubtful accounts attributable to licensees	32%	58%

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable and financial guarantees subject us to credit risk partially due to the concentration of amounts due from and guaranteed on behalf of independent licensee customers. At November 28, 2015 and November 29, 2014, our aggregate exposure from receivables and guarantees related to customers consisted of the following:

	2015	2014
Accounts receivable, net of allowances (Note 5)	$21,197	$15,228
Notes receivable, net of allowances	10	592
Contingent obligations under lease and loan guarantees, less amounts recognized (Note 17)	2,441	3,046
Total credit risk exposure related to customers	$23,648	$18,866

At November 28, 2015, approximately 26% of the aggregate risk exposure, net of reserves, shown above was attributable to three customers. At November 29, 2014, approximately 24% of the aggregate risk exposure, net of reserves, shown above was attributable to two customers. In fiscal 2015, 2014 and 2013, no customer accounted for more than 10% of total net sales.

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $4,516, $4,774, and $4,603 in fiscal 2015, 2014, and 2013, respectively. All of our export sales are invoiced and settled in U.S. dollars.

Inventories

Inventories (retail merchandise, finished goods, work in process and raw materials) are stated at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the last-in, first-out (“LIFO”) method because we believe this methodology provides better matching of revenue and expenses. The cost of imported inventories is determined on a first-in, first-out (“FIFO”) basis. Inventories accounted for under the LIFO method represented 43% and 40% of total inventory before reserves at November 28, 2015 and November 29, 2014, respectively. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Property and Equipment

Property and equipment is comprised of all land, buildings and leasehold improvements and machinery and equipment used in the manufacturing and warehousing of furniture, our Company-owned retail operations, our logistical services operations, and corporate administration. This property and equipment is stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets utilizing the straight-line method. Buildings and improvements are generally depreciated over a period of 10 to 39 years. Machinery and equipment are generally depreciated over a period of 5 to 10 years. Leasehold improvements are amortized based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter.

Retail Real Estate

Retail real estate is comprised of owned and leased properties which have been utilized by licensee operated BHF stores, including properties which are now leased or subleased to non-licensee tenants. These properties are located in high traffic, upscale locations that are normally occupied by large successful national retailers. This real estate is stated at cost less accumulated depreciation and is depreciated over the useful lives of the respective assets utilizing the straight line method. Buildings and improvements are generally depreciated over a period of 10 to 39 years. Leasehold improvements are amortized based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter. As of November 28, 2015 and November 29, 2014, the cost of retail real estate included land totaling $990 and $1,990, respectively, and building and leasehold improvements of $6,178 and $8,831, respectively. As of November 28, 2015 and November 29, 2014, accumulated depreciation of retail real estate was $4,160 and $4,631, respectively. The net book value of our retail real estate is included in other long-term assets in our consolidated balance sheets. Depreciation expense was $184, $400, and $484 in fiscal 2015, 2014, and 2013, respectively, and is included in other loss, net, in our consolidated statements of income.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

During the year ended November 28, 2015 we closed on the sale of our retail real estate investment property located in Sugerland, Texas and received cash in the amount of $2,835. During fiscal 2015 we recognized a non-cash charge of $182 to write down the carrying value of the Sugarland real estate to the selling price.

During the year ended November 29, 2014 we received proceeds from the disposition of retail real estate totaling $5,157. During the first quarter of fiscal 2014 we received $1,407 from the sale of our retail real estate investment property in Henderson, Nevada. During the third quarter of fiscal 2014 we received net proceeds in the amount of $3,750 from the sale of our retail real estate investment property located in Denver, Colorado. There were no material gains or losses associated with these dispositions during fiscal 2014, however an impairment charge in the amount of $416 was recognized during fiscal 2013 to write down the carrying value of the Henderson real estate to the selling price for which it was under contract.

The fiscal 2015 and 2014 sales proceeds described above are included in proceeds from sales of property and equipment in the accompanying consolidated statements of cash flows. The fiscal 2015 and 2013 impairment charges described above are included in other loss, net, in our consolidated statements of income.

Goodwill

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets and liabilities and identifiable intangible assets of businesses acquired. The acquisition of assets and liabilities and the resulting goodwill is allocated to the respective reporting unit: Wood, Upholstery, Retail or Logistical Services. We review goodwill at the reporting unit level annually for impairment or more frequently if events or circumstances indicate that assets might be impaired.

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, the goodwill impairment test consists of a two-step process, if necessary. However, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the two-step process. Based on our qualitative assessment as described above, we have concluded that our goodwill is not impaired as of November 28, 2015.

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

Other Intangible Assets

Intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or between annual tests when an impairment indicator exists. The recoverability of indefinite-lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss equal to the excess would be recorded.

Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We estimate the useful lives of our intangible assets and ratably amortize the value over the estimated useful lives of those assets. If the estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives or, if an asset is deemed to be impaired, a write-down of the value of the asset may be required at such time.

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

New Store Pre-Opening Costs

Income (loss) from operations for fiscal 2015, 2014 and 2013 includes new store pre-opening costs of $623, $1,217 and $671, respectively. Such costs consist of expenses incurred at the new store location during the period prior to its opening and include, among other things, facility occupancy costs such as rent and utilities and local store personnel costs related to pre-opening activities including training. New store pre-opening costs do not include costs which are capitalized in accordance with our property and equipment capitalization policies, such as leasehold improvements and store fixtures and equipment. Such capitalized costs associated with new stores are depreciated commencing with the opening of the store. There are no pre-opening costs associated with stores acquired from licensees, as such locations were already in operation at the time of their acquisition.

Shipping and Handling Costs

Costs incurred to deliver wholesale merchandise to customers are recorded in selling, general and administrative expense and totaled $18,624, $16,162, and $15,685 for fiscal 2015, 2014 and 2013, respectively. Costs incurred to deliver retail merchandise to customers are also recorded in selling, general and administrative expense and totaled $15,383, $12,844, and $10,855 for fiscal 2015, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred and are included in selling, general and administrative expenses. Advertising costs totaled $16,228, $15,614, and $14,750 in fiscal 2015, 2014, and 2013, respectively.

Insurance Reserves

We have self-funded insurance programs in place to cover workers’ compensation and health insurance. These insurance programs are subject to various stop-loss limitations. We accrue estimated losses using historical loss experience. Although we believe that the insurance reserves are adequate, the reserve estimates are based on historical experience, which may not be indicative of current and future losses. We adjust insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.

Supplemental Cash Flow Information

In connection with our acquisition of Zenith, non-cash financing activities included the issuance of 89,485 shares of our common stock valued at $1,675, and the issuance of a note payable with a discounted fair value of $8,436. See Note 3 for additional information regarding the fair value of the consideration given for the acquisition of Zenith. There were no material non-cash investing or financing activities during fiscal 2014 or 2013.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Any current period adjustments to provisional amounts that would have impacted a prior period’s earnings had they been recognized at the acquisition date are required to be presented separately on the face of the income statement or disclosed in the notes. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. Therefore the amendments in ASU 2015-16 will become effective for us as of the beginning of our 2017 fiscal year. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We have elected to adopt this update as of the fourth quarter of fiscal 2015. Accordingly, deferred tax assets in the amount of $5,268 which were formerly classified as current assets at November 29, 2014 have been reclassified as non-current assets in our consolidated balance sheet.

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

The carrying value of our 49% interest in Zenith prior to the acquisition was $9,480 (see Note 9, Unconsolidated Affiliated Company). In connection with the acquisition, this investment was remeasured to a fair value of $16,692 resulting in the recognition of a gain of $7,212 during the year ended November 28, 2015. The impact of this gain upon our basic and diluted earnings per share for the year ended November 28, 2015 is approximately $0.41 net of the related tax expense. The remeasured fair value of our prior interest in Zenith was estimated based on the fair value of the consideration transferred to acquire the remaining 51% of Zenith less an estimated control premium.

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

Goodwill was determined based on the residual difference between the fair value of the consideration transferred and the value assigned to tangible and intangible assets and liabilities. Approximately $6,982 of the acquired goodwill is deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were Zenith’s reputation for best-in-class, fully integrated logistical services which are uniquely tailored to the needs of the furniture industry, as well as their ability to provide expedited delivery service which is increasingly in demand in the furniture industry.

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

The fair values of consideration transferred and net assets acquired were determined using a combination of Level 2 and Level 3 inputs as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. See Note 4.

Acquisition costs related to the Zenith acquisition totaled $209 during the year ended November 28, 2015 and are included in selling, general and administrative expenses in the consolidated statements of income. The acquisition costs are primarily related to legal, accounting and valuation services.

Zenith’s revenue since February 2, 2015 included in our consolidated statement of income for the year ended November 28, 2015 is $43,522 after the elimination of intercompany transactions. Net income of Zenith included in our consolidated statement of income for the year ended November 28, 2015 is $2,078. The pro forma results of operations for the acquisition of Zenith have not been presented because they are not material to our consolidated results of operations.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

4.	Financial Instruments, Investments and Fair Value Measurements

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

Investments

Our short-term investments of $23,125 at both November 28, 2015 and November 29, 2014 consisted of certificates of deposit (CDs) with original terms of twelve months, bearing interest at rates ranging from 0.28% to 1.00%. At November 28, 2015, the weighted average remaining time to maturity of the CDs was approximately seven months and the weighted average yield of the CDs was approximately 0.42%. Each CD is placed with a Federally insured financial institution and all deposits are within Federal deposit insurance limits. As the CDs mature, we expect to reinvest them in CDs of similar maturities of up to one year. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at November 28, 2015 and November 29, 2014 approximates their fair value.

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

We believe that the carrying amounts of our current assets and current liabilities approximate fair value due to the short-term nature of these items. The recurring estimate of the fair value of our notes payable for disclosure purposes (see Note 10) involves Level 3 inputs. Our primary non-recurring fair value estimates typically involve business acquisitions (Note 3) which involve a combination of Level 2 and Level 3 inputs, and asset impairments (Note 15) which utilize Level 3 inputs.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

5. Accounts Receivable

Accounts receivable consists of the following:

	November 28, 2015	November 29, 2014
Gross accounts receivable	$22,372	$16,477
Allowance for doubtful accounts	(1,175)	(1,249)
Net accounts receivable	$21,197	$15,228

Activity in the allowance for doubtful accounts was as follows:

	2015	2014

Balance, beginning of the year	$1,249	$1,607
Acquired allowance on accounts receivable (Note 3)	209	-
Reductions to allowance, net	(283)	(358)
Balance, end of the year	$1,175	$1,249

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 4.

6. Inventories

Inventories consist of the following:

	November 28, 2015	November 29, 2014
Wholesale finished goods	$31,253	$31,399
Work in process	318	298
Raw materials and supplies	9,793	8,109
Retail merchandise	27,680	26,428
Total inventories on first-in, first-out method	69,044	66,234
LIFO adjustment	(7,751)	(7,550)
Reserve for excess and obsolete inventory	(1,397)	(1,412)
	$59,896	$57,272

We source a significant amount of our wholesale product from other countries. During 2015, 2014 and 2013, purchases from our two largest vendors located in China and Vietnam were $25,190, $26,707 and $24,217 respectively.

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

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance at November 30, 2013	$1,001	$292	$1,293
Additions charged to expense	1,666	331	1,997
Write-offs	(1,607)	(271)	(1,878)
Balance at November 29, 2014	1,060	352	1,412
Additions charged to expense	2,442	430	2,872
Write-offs	(2,415)	(472)	(2,887)
Balance at November 28, 2015	$1,087	$310	$1,397

7. Property and Equipment

Property and equipment consist of the following:

	November 28, 2015	November 29, 2014
Land	$12,311	$11,371
Buildings and leasehold improvements	104,265	90,204
Machinery and equipment	85,490	70,184
Property and equipment at cost	202,066	171,759
Less accumulated depreciation	(105,962)	(96,947)
Property and equipment, net	$96,104	$74,812

The net book value of our property and equipment by reportable segment is a follows:

	November 28, 2015	November 29, 2014
Wholesale	$17,763	$14,933
Retail - Company-owned stores	60,810	59,879
Logistical Services	17,531	-
Total property and equipment, net	$96,104	$74,812

Depreciation expense associated with the property and equipment shown above was included in income from operations in our consolidated statements of income as follows:

	2015	2014	2013

Cost of goods sold (1)	$599	$542	$595
Selling, general and adminstrative expenses (2)	9,627	6,814	5,279
Total depreciation expense included in income from operations	$10,226	$7,356	$5,874

(1) All associated with our wholesale segment for fiscal 2015, 2014 and 2013.

(2) Includes depreciation associated with our retail segment of $5,970, $5,782 and $4,531 for fiscal 2015, 2014 and 2013, respectively. Fiscal 2015 includes depreciation associated with our logistical services segment of $2,366.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

8. Goodwill and Other Intangible Assets

At November 28, 2015 goodwill and other intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$3,038	$(169)	$2,869
Technology - customized applications	834	(99)	735

Total intangible assets subject to amortization	3,872	(268)	3,604

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,588	-	11,588

Total goodwill and other intangible assets	$17,950	$(268)	$17,682

At November 29, 2014 our only intangible asset was goodwill with a carrying value of $1,730.

Changes in the carrying amounts of goodwill by reportable segment were as follows:

	Wholesale	Retail	Logistics	Total

Balance as of November 29, 2014	$1,128	$602	$-	$1,730
Goodwill arising from acquisition of Zenith	3,711	1,218	4,929	9,858

Balance as of November 28, 2015	$4,839	$1,820	$4,929	$11,588

The goodwill recognized in connection with our acquisition of Zenith remains subject to future adjustments before the close of the measurement period in the first quarter of fiscal 2016. Refer to Note 3, Business Combinations, for additional information regarding the Zenith acquisition. There were no changes in the carrying value of our goodwill during fiscal 2014, and there were no accumulated impairment losses on goodwill as of November 28, 2015 or November 29, 2014.

Amortization expense associated with intangible assets during the year ended November 28, 2015 was $268 and is included in selling, general and administrative expense in our consolidated statement of income. All expense arising from the amortization of intangible assets is associated with our logistical services segment. There was no amortization expense recognized during fiscal 2014 or 2013. Estimated future amortization expense for intangible assets that exist at November 28, 2015 is as follows:

Fiscal 2016	$322
Fiscal 2017	322
Fiscal 2018	322
Fiscal 2019	322
Fiscal 2020	322
Thereafter	1,994

Total	$3,604

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

9. Unconsolidated Affiliated Companies

Zenith Freight Lines, LLC

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

Prior to the acquisition on February 2, 2015, we recorded the following income from Zenith in our consolidated statements of income:

	2015	2014	2013
Earnings recognized	$220	$661	$770

At November 29, 2014, we owed Zenith $2,628 for services rendered to us. Prior to the acquisition, we paid Zenith approximately $6,863, $31,308 and $29,313, for freight expense and logistical services in fiscal 2015, 2014, and 2013, respectively. We believe the transactions with Zenith were recorded at current market rates.

International Home Furnishings Center

In connection with the sale of our interest in International Home Furnishings Center, Inc. (“IHFC”) on May 2, 2011, to International Market Centers, L.P. (“IMC”), $6,106 of the sales proceeds were placed in escrow at the time of the sale to cover various contingencies. At various times during fiscal 2012, 2013 and 2014, the contingencies were satisfied without loss to the Company and the funds were released to us. During fiscal 2014 and 2013 we received the final two payments of sales proceeds in the amount of $2,348 each which are included in cash flows from investing activities in our consolidated statements of cash flows.

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

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

10. Notes Payable and Bank Credit Facility

Our notes payable consist of the following:

	November 28, 2015
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$9,000	$(312)	$8,688
Transportation equipment notes payable	2,152	-	2,152
Real estate notes payable	2,933	-	2,933

Total debt	14,085	(312)	13,773
Less current portion	(5,477)	204	(5,273)

Total long-term debt	$8,608	$(108)	$8,500

	November 29, 2014
	Principal Balance	Unamortized Discount	Net Carrying Amount

Real estate notes payable	$2,218	$-	$2,218
Less current portion	(316)	-	(316)

Total long-term debt	$1,902	$-	$1,902

The future maturities of our notes payable are as follows:

Fiscal 2016	$5,477
Fiscal 2017	4,112
Fiscal 2018	3,803
Fiscal 2019	543
Fiscal 2020	150
Thereafter	-
$14,085

Zenith Acquisition Note Payable

As part of the consideration given for our acquisition of Zenith on February 2, 2015, we issued an unsecured note payable to the former owner in the amount of $9,000. The note is payable in three annual installments $3,000 beginning February 2, 2016. Interest is payable annually at the one year LIBOR rate, which was established at 0.62% on February 2, 2015 and resets on each anniversary of the note. The note was recorded at its fair value in connection with the acquisition resulting in a debt discount that is amortized to the principal amount through the recognition of non-cash interest expense over the term of the note. Interest expense resulting from the amortization of the discount for the year ended November 28, 2015 was $252. The current portion of the note due within one year, net of the current portion of the unamortized discount, is $2,796 at November 28, 2015.

Transportation Equipment Notes Payable

Certain of the transportation equipment operated in our logistical services segment is financed by notes payable in the amount of $2,152. These notes are payable in fixed monthly payments of principal and interest at the fixed rate of 3.75%, with remaining terms of nineteen to forty months. The current portion of these notes due within one year at November 28, 2015 is $901. The notes are secured by tractors, trailers and local delivery trucks with a total net book value of $3,796 at November 28, 2015.

Real Estate Notes Payable

Two of our retail real estate properties have been financed through commercial mortgages with interest rates of 6.73%. These mortgages are collateralized by the respective properties with net book values totaling approximately $5,993 and $6,127 at November 28, 2015 and November 29, 2014, respectively. The total balance outstanding under these mortgages was $1,709 and $2,218 at November 28, 2015 and November 29, 2014, respectively. The current portion of these mortgages due within one year was $351 and $316 as of November 28, 2015 and November 29, 2014, respectively.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Certain of the real estate located in Conover, NC and operated in our logistical services segment is subject to a note payable in the amount of $1,224. The note is payable in monthly installments of principal and interest at the fixed rate of 3.75% through October 2016, at which time the remaining balance on the note of approximately $1,004 will be due. Therefore, the entire balance due on this note is included in the current portion of our long-term debt at November 28, 2015. The note is secured by land and buildings with a total net book value of $6,226 at November 28, 2015.

Fair Value

We believe that the carrying amount of our notes payable approximates fair value at both November 28, 2015 and November 29, 2014. In estimating the fair value, we utilize current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 4.

Bank Credit Facility

Our credit facility with our bank provides for a line of credit of up to $15,000. This credit facility is secured by our accounts receivable and inventory. The facility contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. The line matured in December 2015 but has been temporarily extended while we are in negotiations with our bank for a new line, which we expect to obtain during the first quarter of fiscal 2016 under substantially similar terms, except that the line is expected to be unsecured.

We have $1,970 outstanding under standby letters of credit against our line, leaving availability under our credit line of $13,030. In addition, we have outstanding standby letters of credit with another bank totaling $356.

Total interest paid during fiscal 2015, 2014 and 2013 was $277, 176 and $244, respectively.

11. Post-Employment Benefit Obligations

Supplemental Retirement Income Plan

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. Upon retirement, the Supplemental Plan provides for lifetime monthly payments in an amount equal to 65% of the participant’s final average compensation as defined in the Supplemental Plan, which is reduced by certain social security benefits to be received and other benefits provided by us. The Supplemental Plan also provides a death benefit that is calculated as (a) prior to retirement death, which pays the beneficiary 50% of final average annual compensation for a period of 120 months, or (b) post-retirement death, which pays the beneficiary 200% of final average compensation in a single payment. We own life insurance policies on these executives with a current net death benefit of $3,087 at November 28, 2015 and we expect to substantially fund this death benefit through the proceeds received upon the death of the executive. Funding for the remaining cash flows is expected to be provided through operations. There are no benefits payable as a result of a termination of employment for any reason other than death or retirement, other than a change of control provision which provides for the immediate vesting and payment of the retirement benefit under the Supplemental Plan in the event of an employment termination resulting from a change of control.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Summarized information for the plan measured as of the end of each year presented, is as follows:

	2015	2014
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$10,376	$9,775
Service cost	105	78
Interest cost	374	373
Actuarial losses	1,372	1,084
Benefits paid	(549)	(934)
Projected benefit obligation at end of year	$11,678	$10,376

Accumulated Benefit Obligation	$10,967	$9,748

Discount rate used to value the ending benefit obligations:	3.75%	3.75%

Amounts recognized in the consolidated balance sheet:
Current liabilities	$749	$724
Noncurrent liabilities	10,929	9,652
Total amounts recognized	$11,678	$10,376
Amounts recognized in accumulated other comprehensive income:
Transition obligation	$127	$170
Actuarial loss	4,223	3,046
Net amount recognized	$4,350	$3,216

Total recognized in net periodic benefit cost and accumulated other comprehensive income:	$1,851	$1,535

	2015	2014	2013

Components of Net Periodic Pension Cost:
Service cost	$105	$78	$71
Interest cost	374	373	350
Amortization of transition obligation	42	42	42
Amortization of other loss	195	123	81

Net periodic pension cost	$716	$616	$544

Assumptions used to determine net periodic pension cost:
Discount rate	3.75%	3.75%	4.25%
Increase in future compensation levels	3.00%	3.00%	3.00%

Estimated Future Benefit Payments (with mortality):
Fiscal 2016	749
Fiscal 2017	717
Fiscal 2018	684
Fiscal 2019	652
Fiscal 2020	619
Fiscal 2021 through 2024	4,442

Of the $4,350 recognized in accumulated other comprehensive income at November 28, 2015, $42 of net transition obligation and $323 of net loss are expected to be recognized as components of net periodic pension cost during fiscal 2016.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or benefits permitted. We recognized expense of $248, $134, and $288 in fiscal 2015, 2014, and 2013, respectively, associated with the plan. The expense for fiscal 2014 is net of a credit to income of $124 due to a change in our estimate of the future obligation of a former employee. Our liability under this plan was $2,085 and $2,174 as of November 28, 2015 and November 29, 2014, respectively. The non-current portion of this obligation is included in post-employment benefit obligations in our consolidated balance sheets, with the current portion included in accrued compensation and benefits.

Defined Contribution Plan

We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Employee contributions to the Plan are matched at the rate of 20% of up to 8% of gross pay, regardless of years of service. Expense for employer matching contributions was $662, $397 and $340 during fiscal 2015, 2014 and 2013, respectively. The increase in contribution expense for fiscal 2015 over prior years was largely due to an increase in the matching rate from 15% in 2014 to 20% in 2015, as well as the acquisition of Zenith.

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the fiscal years ended November 28, 2015 and November 29, 2014, which is comprised solely of post-retirement benefit costs related to our SERP, is as follows:

Balance at November 30, 2013	$(1,414)
Actuarial losses	(1,084)
Net pension amortization reclassified from accumulated other comprehensive loss	166
Tax effects	358
Balance at November 29, 2014	(1,974)
Actuarial losses	(1,372)
Net pension amortization reclassified from accumulated other comprehensive loss	237
Tax effects	431
Balance at November 28, 2015	$(2,678)

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

13. Capital Stock and Stock Compensation

We account for our stock-based employee and director compensation plans in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period) which we recognize on a straight-line basis. Compensation expense related to restricted stock and stock options included in selling, general and administrative expenses in our consolidated statements of income for fiscal 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Stock based compensation expense	$894	$951	$728

Stock Option Plans

In 1997, we adopted an Employee Stock Plan (the “1997 Plan”), and reserved for issuance 950,000 shares of common stock. An additional 500,000 shares of common stock were authorized for issuance in 2000. In addition, the terms of the 1997 Plan allow for the re-issuance of any stock options which have been forfeited before being exercised. Options granted under the 1997 Plan may be for such terms and exercised at such times as determined by the Organization, Compensation, and Nominating Committee of the Board of Directors. Vesting periods typically range from one to three years. There are no shares available for grant under the 1997 Plan at November 28, 2015, however up to 500,000 shares associated with outstanding grants under the 1997 Plan may become available for grant under the 2010 Plan (see below).

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

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Stock Options

There were no new grants of options made in 2015, 2014 or 2013.

Changes in the outstanding options under our plans during the year ended November 28, 2015 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at November 29, 2014	437,250	$11.94
Granted	-	-
Exercised	(351,000)	12.09
Forfeited/Expired	(2,000)	8.02
Outstanding at November 28, 2015	84,250	11.42
Exercisable at November 28, 2015	84,250	$11.42

Changes in the non-vested options under our plans during the year ended November 28, 2015 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested options outstanding at November 29, 2014	22,750	$8.04
Granted	-	-
Vested	(20,750)	8.05
Forfeited/Expired	(2,000)	8.02
Non-vested options outstanding at November 28, 2015	-	-

Additional information regarding our outstanding stock options at November 28, 2015 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.23	-	$6.45	1,000	4.6	$4.38	1,000	$4.38
$6.45	-	$9.67	22,750	5.6	8.02	22,750	8.02
$9.68	-	$12.90	28,000	1.9	10.60	28,000	10.60
$12.91	-	$16.13	32,500	1.4	14.73	32,500	14.73
			84,250			84,250

Aggregate intrinsic value			$1,714			$1,714

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Additional information regarding activity in our stock options during fiscal 2015, 2014 and 2013 is as follows:

	2015	2014	2013

Total intrinsic value of options exercised	$5,934	$236	$387
Total fair value of options vested	87	200	363
Total cash received from the exercise of options	4,031	382	413
Excess tax benefits recognized as additional paid-in capital upon the exercise of options	1,899	72	106

Restricted Shares

Changes in the outstanding non-vested restricted shares during the year ended November 28, 2015 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested restricted shares outstanding at November 29, 2014	123,737	$15.28
Granted	54,354	21.81
Vested	(26,337)	15.42
Forfeited	(17,600)	17.00
Non-vested restricted shares outstanding at November 28, 2015	134,154	$17.68

Restricted share awards granted in fiscal 2015 included the grant of 46,000 shares on January 14, 2015 which were subject to a performance condition as well as a service condition. The performance condition was based on a measure of the Company’s operating cash flow for 2014 and has now been satisfied. They will remain subject to an additional two-year service requirement and will vest on the third anniversary of the grant. The remaining grants for 2015 consisted of 6,354 restricted shares granted to our non-employee directors on April 1, 2015 which will vest on the first anniversary of the grant, and 2,000 shares granted to an employee on July 14, 2015 which will vest on the third anniversary of the grant.

During fiscal 2015, 26,337 restricted shares were vested and released, of which 13,998 shares had been granted to employees and 12,339 shares to directors. Of the shares released to employees, 4,836 shares were withheld by the Company to cover withholding taxes of $154. During fiscal 2014 and 2013, 31,234 shares and 11,550 shares, respectively, were withheld to cover withholding taxes of $489 and $202, respectively, arising from the vesting of restricted shares. Excess tax benefits of $99, $228 and $207 were recognized during fiscal 2015, 2014 and 2013, respectively, as additional paid-in capital upon the release of vested shares.

Additional information regarding our outstanding non-vested restricted shares at November 28, 2015 is as follows:

			Remaining
	Restricted	Share Value	Restriction
Grant	Shares	at Grant Date	Period
Date	Outstanding	Per Share	(Years)

July 17, 2013	37,800	$16.64	2.6
January 15, 2014	48,000	14.12	1.1
January 14, 2015	40,000	20.21	2.1
April 1, 2015	6,354	28.33	0.3
July 14, 2015	2,000	38.02	2.6

	134,154

Unrecognized compensation cost related to these non-vested restricted shares at November 28, 2015 is $636, expected to be recognized over approximately a two and one-half year period.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Employee Stock Purchase Plan

In 2000, we adopted and implemented an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the ESPP we sold 19,053, 25,677 and 38,206 shares to employees in fiscal 2015, 2014 and 2013, respectively, which resulted in an immaterial amount of compensation expense.

14. Income Taxes

The components of the income tax provision (benefit) are as follows:

	2015	2014	2013
Current:
Federal	$7,972	$4,168	$759
State	1,533	596	50

Deferred:
Increase (decrease) in valuation allowance	(70)	(974)	136
Federal	1,520	221	1,970
State	480	1,297	176
Total	$11,435	$5,308	$3,091

Excess tax benefits in the amount of $1,998, $300 and $313 were recognized as additional paid-in capital during fiscal 2015, 2014 and 2013, respectively, resulting from the exercise of stock options and the release of restricted shares.

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	34.0%
Adjustments to state net operating loss carryforwards	-	3.3	-
Change in income tax valuation allowance	(0.1)	(3.7)	1.7
Change in income tax reserves	0.1	(1.7)	0.1
State income tax, net of federal benefit	4.4	4.9	3.7
Benefit of goodwill basis difference	(3.2)	-	-
Other	(0.3)	(1.5)	(1.7)
Effective income tax rate	35.9%	36.3%	37.8%

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 28, 2015	November 29, 2014
Deferred income tax assets:
Trade accounts receivable	$506	$483
Inventories	2,420	2,384
Notes receivable	1,795	1,599
Retirement benefits	6,992	6,093
State net operating loss carryforwards	927	1,141
Unrealized loss from affiliates	356	595
Lease termination accruals	219	167
Net deferred rents	2,674	2,251
Other	1,946	1,699
Gross deferred income tax assets	17,835	16,412
Valuation allowance	-	(70)
Total deferred income tax assets	17,835	16,342

Deferred income tax liabilities:
Property and equipment	3,093	282
Intangible assets	860	-
Unrealized gains from affiliates	8	963
Prepaid expenses and other	403	128

Total deferred income tax liabilities	4,364	1,373

Net deferred income tax assets	$13,471	$14,969

At the beginning of fiscal 2014 we carried a valuation allowance of $1,044 which was primarily related to state net operating loss carryforwards for which it was considered to be more likely than not that they would not be utilized prior to their expiration. During fiscal 2014 we reduced our valuation allowance related to adjustments to state net operating loss carryforwards primarily due to state tax law changes resulting in a credit to income of $974, or $0.09 per basic and diluted share. The remaining balance in the valuation allowance at November 28, 2015 and November 29, 2014 was $0 and $70, respectively.

The following table represents a summary of the valuation allowances against deferred tax assets:

	2015	2014	2013

Balance, beginning of the year	$70	$1,044	$908
Additions charged to expense		-	136
Deductions reducing expense	(70)	(974)	-
Balance, end of the year	$-	$70	$1,044

We have state net operating loss carryforwards available to offset future taxable state income of $12,715, which expire in varying amounts between 2015 and 2030. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

Income taxes paid, net of refunds received, during 2015, 2014 and 2014 were $5,906, $2,367, and $2,723, respectively.

As of November 29, 2014, the gross amount of unrecognized tax benefits was approximately $1,236, exclusive of interest and penalties. Substantially all of this balance, along with additional amounts recognized during fiscal 2015, has been effectively settled as of November 28, 2015. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

The following table summarizes the activity related to our gross unrecognized tax benefits:

	2015	2014	2013
Balance, beginning of the year	$1,236	$1,497	$1,228
Gross increases	12	-	401
Gross decreases due to settlements	(1,236)	(221)	-
Gross decreases primarily due to the expiration of statutes	-	(40)	(132)

Balance, end of the year	$12	$1,236	$1,497

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal 2015, 2014, and 2013, we recognized $(144), $7, and $23 of interest expense recovery and $3, $10, and $31 of penalty recovery (expense), respectively, related to the unrecognized benefits noted above in our consolidated statements of income. At November 28, 2015 and November 29, 2014, the balance of accrued interest and penalties associated with unrecognized tax benefits was not material. At November 29, 2014, $1,370 was included in other accrued liabilities in our consolidated balance sheet representing the entire amount of our gross unrecognized tax benefits along with the accrued interest and penalties thereon. The balance at November 28, 2015 was not material.

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

We remain subject to examination for tax years 2012 through 2014 for all of our major tax jurisdictions. The examination of our 2012 and 2013 federal tax returns was completed in 2015 and did not result in a significant adjustment to income tax expense.

The IRS released the final and re-proposed tangible property regulations in September of 2013. While the regulations are now final, they were effective for tax years beginning on or after January 1, 2014, which for the Company was fiscal 2015. We comply with the regulations and the related administrative procedures. The regulations did not have a significant impact on our financial statements.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

15. Restructuring, asset impairment, and other charges

Asset Impairment Charges and Lease Exit Costs

During fiscal 2015 income from operations included $106 of non-cash asset impairment charges and a $419 charge for the accrual of lease exit costs, both incurred in connection with the closing of our Company-owned retail store location in Memphis, Tennessee.

There were no asset impairment charges or lease exit costs incurred against income from operations during fiscal 2014 or 2013. See Note 2 regarding non-operating impairment charges incurred in connection with our investments in retail real estate.

Management Restructuring Costs

During the year ended November 28, 2015, we recognized $449 of expense related to severance payable to a former executive, who left the Company in April, 2015. As of November 28, 2015, all required payments of severance have been disbursed. These management restructuring costs were incurred within our wholesale segment. There were no restructuring charges incurred in fiscal 2014 or 2013.

The following table summarizes the activity related to our accrued lease exit costs:

	2015	2014

Balance, beginning of the year	$433	$907
Provisions associated with Company-owned retail stores	419	-
Provisions made to adjust previous estimates	111	14
Payments on unexpired leases, net of sublease rent received	(410)	(510)
Accretion of interest on obligations	13	22

Balance, end of the year	$566	$433

Current portion included in other accrued liabilities	$351	$117
Long-term portion included in other long-term liabilities	215	316
	$566	$433

16. Income from the Continued Dumping and Subsidy Offset Act

During the year ended November 28, 2015, we recognized income of $1,156 arising from distributions received from U.S. Customs and Border Protection (“Customs”) under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). These distributions primarily represent amounts previously withheld by Customs pending the resolution of claims filed by certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) challenging certain provisions of the CDSOA and seeking to share in the distributions. The Non-Supporting Producers’ claims were dismissed by the courts and all appeals were exhausted in 2014. While it is possible that we may receive additional distributions from Customs, we cannot estimate the likelihood or amount of any future distributions.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

17. Leases and Lease Guarantees

Leases

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15 years. Some store leases contain contingent rental provisions based upon sales volume. Our transportation equipment leases have terms ranging from two to seven years with fixed monthly rental payments plus variable charges based upon mileage. The following schedule shows future minimum lease payments under non-cancellable operating leases with terms in excess of one year as of November 25, 2015:

	Retail Stores	Distribution Centers	Transportation Equipment	Total

Fiscal 2016	$18,490	$4,087	$2,779	$25,356
Fiscal 2017	16,651	3,946	1,979	22,576
Fiscal 2018	14,140	2,696	806	17,642
Fiscal 2019	12,251	1,731	755	14,737
Fiscal 2020	10,916	1,230	671	12,817
Thereafter	27,461	4,278	30	31,769
Total future minimum lease payments	$99,909	$17,968	$7,020	$124,897

Lease expense was $26,382, $19,903 and $18,403 for 2015, 2014, and 2013, respectively.

In addition to subleasing certain of these properties, we own retail real estate which we in turn lease to licensee operators of BHF stores. We also own real estate for closed stores which we lease to non-licensees. The following schedule shows minimum future rental income related to pass-through rental expense on subleased property as well as rental income on real estate owned by Bassett.

Fiscal 2016	$2,132
Fiscal 2017	2,119
Fiscal 2018	1,589
Fiscal 2019	1,247
Fiscal 2020	1,194
Thereafter	359
Total minimum future rental income	$8,640

Real estate rental income (loss), net of expense (including lease costs, depreciation, insurance, and taxes), related to licensee stores and other investment real estate, was $(181), $(248) and $(594) in 2015, 2014 and 2013, respectively, and is reflected in other expense, net in the accompanying consolidated statements of income.

Guarantees

As part of the strategy for our store program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,494 and $3,164 at November 28, 2015 and November 29, 2014, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations, net of reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at November 28, 2015 and November 29, 2014, were not material.

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

19. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2015	2014	2013
Numerator:
Net income	$20,433	$9,299	$5,096

Denominator:
Denominator for basic income per share - weighted average shares	10,701,829	10,552,462	10,721,652
Effect of dilutive securities	141,198	140,569	150,897
Denominator for diluted income per share — weighted average shares and assumed conversions	10,843,027	10,693,031	10,872,549

Basic income per share:
Net income per share — basic	$1.91	$0.88	$0.48

Diluted income per share:
Net income per share — diluted	$1.88	$0.87	$0.47

For fiscal 2015, 2014 and 2013, the following potentially dilutive shares were excluded from the computations as there effect was anti-dilutive:

	2015	2014	2013
Stock options	-	150,000	472,500
Unvested restricted shares	8,354	-	81,295

Total anti-dilutive securities	8,354	150,000	553,795

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

●

Logistical services. With our acquisition of Zenith on February 2, 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistics revenue in our condensed consolidated statement of income. Zenith’s operating costs are included in selling, general and administrative expenses and total $73,722 for the year ended November 28, 2015 since the date of acquisition. Amounts charged by Zenith to the Company for logistical services prior to the date of acquisition are included in selling, general and administrative expenses, and our equity in the earnings of Zenith prior to the date of acquisition is included in other loss, net, in the accompanying statements of income.

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

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

The following table presents segment information for each of the last three fiscal years:

	2015	2014	2013
Net Sales
Wholesale	$252,180	$223,993	$215,451
Retail	249,379	216,631	199,380
Logistical services	77,250	-	-
Inter-company eliminations:
Furniture and accessories	(114,154)	(99,886)	(93,545)
Logistical services	(33,728)	-	-
Consolidated	$430,927	$340,738	$321,286

Income (loss) from Operations
Wholesale	$15,618	$14,120	$10,883
Retail	6,170	(528)	(1,452)
Logistical services	3,528	-	-
Inter-company elimination	1,647	1,539	574
Lease exit costs	(419)	-	-
Asset impairment charges	(106)	-	-
Management restructuring costs	(449)	-	-
Consolidated income from operations	$25,989	$15,131	$10,005

Depreciation and Amortization
Wholesale	$2,075	$1,972	$1,826
Retail	5,428	5,344	4,372
Logistical services	2,634	-	-
Consolidated	$10,137	$7,316	$6,198

Capital Expenditures
Wholesale	$4,898	$4,527	$3,839
Retail	7,077	13,836	10,846
Logistical services	1,999	-	-
Consolidated	$13,974	$18,363	$14,685

Identifiable Assets
Wholesale	$146,878	$154,319	$148,518
Retail	88,878	86,471	77,331
Logistical services	46,787	-	-
Consolidated	$282,543	$240,746	$225,849

A breakdown of wholesale sales by product category for each of the last three fiscal years is provided below:

	2015	2014	2013

Wood	37%	39%	41%
Upholstery	63%	61%	59%
	100%	100%	100%

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

21. Quarterly Results of Operations

	2015
	First Quarter (1)	Second Quarter (2)	Third Quarter	Fourth Quarter (3)

Sales revenue:
Furniture and accessories	$89,548	$99,467	$97,107	$101,283
Logistics	3,259	12,086	13,904	14,273
Total sales revenue	92,807	111,553	111,011	115,556
Cost of furniture and accessories sold	41,930	46,921	44,824	45,616
Income from operations	2,877	6,714	7,692	8,706
Net income	5,956	4,529	4,266	5,682
Basic earnings per share	0.57	0.42	0.39	0.53
Diluted earnings per share	0.56	0.42	0.39	0.52

	2014
	First Quarter (4)	Second Quarter	Third Quarter	Fourth Quarter

Sales revenue:
Furniture and accessories	$75,647	$85,185	$85,186	$94,720
Logistics	-	-	-	-
Total sales revenue	75,647	85,185	85,186	94,720
Cost of furniture and accessories sold	35,394	39,872	40,168	42,883
Income from operations	1,086	3,891	3,399	6,755
Net income	843	2,551	2,256	3,649
Basic earnings per share	0.08	0.24	0.22	0.35
Diluted earnings per share	0.08	0.24	0.21	0.35

All quarters shown above for fiscal 2015 and 2014 consist of 13 week fiscal periods.

Sales revenue from logistics is recognized from the date of our acquisition of Zenith, February 2, 2015. Prior to the acquisition of Zenith, net income included our 49% equity in the earnings of Zenith, which is included in other loss, net in our consolidated statements of income.

(1)

Income from operations includes asset impairment charges and lease exit costs totaling $525 (see Note 15). Net income includes a gain of $7,212, net of income tax effects of approximately $2,777, resulting from the remeasurement of our prior ownership interest in Zenith upon acquisition (see Note 3).

(2)

Income from operations includes management restructuring charges of $449 (see Note 15). Net income includes income of $1,066 from the CDSOA, net of related income tax effects of approximately $410 (see Note 16).

(3)	Net income includes the effect of a $1,111 tax benefit arising from purchase accounting adjustments relating to the gain recorded on the remeasurement of our prior ownership in Zenith.
(4)	Net income includes $662 of income from death benefits from life insurance policies covering a former executive.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 28, 2015 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to fiscal 2015 included all of our operations other than those we acquired in fiscal 2015 related to the acquisition of Zenith Freight Lines, LLC (“Zenith”). In accordance with the SEC’s published guidance, because we acquired the operations of Zenith during the fiscal year, we excluded these operations from our efforts to comply with Section 404 Rules with respect to fiscal 2015. Total assets as of November 28, 2015 and total revenues for the year ending November 28, 2015 for Zenith were $30,836 and $43,522, respectively. SEC rules require that we complete our assessment of the internal control over financial reporting of the acquisition within one year after the date of the acquisition. Based on this evaluation, excluding the operations of Zenith discussed above, management concluded that our internal control over financial reporting was effective as of November 28, 2015, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Bassett Furniture Industries, Incorporated and Subsidiaries

We have audited Bassett Furniture Industries, Incorporated and Subsidiaries’ internal control over financial reporting as of November 28, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Bassett Furniture Industries, Incorporated and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Zenith Freight Lines, LLC, which is included in the 2015 consolidated financial statements of Bassett Furniture Industries, Incorporated and Subsidiaries and constituted $30.8 million of total assets as of November 28, 2015 and $43.5 million of revenues for the year then ended. Our audit of internal control over financial reporting of Bassett Furniture Industries, Incorporated and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Zenith Freight Lines, LLC.

In our opinion, Bassett Furniture Industries, Incorporated and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 28, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bassett Furniture Industries, Incorporated and Subsidiaries as of November 28, 2015 and November 29, 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended November 28, 2015 of Bassett Furniture Industries, Incorporated and Subsidiaries and our report dated January 21, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

January 21, 2016

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be contained in the Proxy Statement under the caption “Audit and Other Fees” is incorporated herein by reference thereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	(a)Bassett Furniture Industries, Incorporated and Subsidiaries Audited Consolidated Financial Statements for the years ended November 28, 2015, November 29, 2014 and November 30, 2013.

	(2)	Financial Statement Schedule:

Schedule II- Analysis of Valuation and Qualifying Accounts for the years ended November 28, 2015, November 29, 2014 and November 26, 2011

	(3)	Listing of Exhibits

		3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

		3B.	By-laws as amended to date are incorporated herein by reference to Exhibit 3b to Form 10-Q for the fiscal quarter ended August 25, 2012, filed October 4, 2012.

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

*10L.

Form of Performance Share Award Agreement, Restricted Stock Award Agreement and Stock Option Award Agreement under the Bassett Furniture Industries, Inc. 2010 Stock Incentive Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 29, 2014.

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

101.

The following financial statements from the Company's Annual Report on Form 10-K for the year ended November 28, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statements of stockholders’ equity, and (v) the notes to the consolidated financial statements, tagged as blocks of text.

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

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ Robert H. Spilman, Jr.	Date: January 21, 2016
Robert H. Spilman, Jr. President and Chief Executive Officer Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul Fulton	Date: January 21, 2016
Paul Fulton Chairman of the Board of Directors

By:	/s/ Peter W. Brown	Date: January 21, 2016
Peter W. Brown Director

By:	/s/ Kristina K. Cashman	Date: January 21, 2016
Kristina K. Cashman Director

By:	/s/ Howard H. Haworth	Date: January 21, 2016
Howard H. Haworth Director

By:	/s/ George W. Henderson, III	Date: January 21, 2016
George W. Henderson, III Director

By:	/s/ J. Walter McDowell	Date: January 21, 2016
J. Walter McDowell
Director

By:	/s/ Dale C. Pond	Date: January 21, 2016
Dale C. Pond Director

By:	/s/ William C. Wampler, Jr.	Date: January 21, 2016
William C. Wampler, Jr. Director

By:	/s/ William C. Warden, Jr.	Date: January 21, 2016
William C. Warden, Jr. Director

By:	/s/ J. Michael Daniel	Date: January 21, 2016
J. Michael Daniel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Bassett Furniture Industries, Incorporated
Schedule II

Analysis of Valuation and Qualifying Accounts
For the Years Ended November 28, 2015, November 29, 2014 and November 30, 2013
(amounts in thousands)

	Balance Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Other		Balance End of Period
For the Year Ended November 30, 2013:
Reserve deducted from assets to which it applies
Allowance for doubtful accounts	$1,789	$361	$(543)	$-		$1,607
Notes receivable valuation reserves	$4,139	$-	$-	$-		$4,139
Income tax valuation allowance	$908	$136	$-	$-		$1,044
For the Year Ended November 29, 2014:
Reserve deducted from assets to which it applies
Allowance for doubtful accounts	$1,607	$77	$(435)	$-		$1,249
Notes receivable valuation reserves	$4,139	$-	$-	$-		$4,139
Income tax valuation allowance	$1,044	$-	$(974)	$-		$70
For the Year Ended November 28, 2015:
Reserve deducted from assets to which it applies
Allowance for doubtful accounts	$1,249	$(216)	$(67)	$209	(2)	$1,175
Notes receivable valuation reserves	$4,139	$582	$(75)	$-		$4,646
Income tax valuation allowance	$70	$-	$(70)	$-		$-

(1) Deductions are for the purpose for which the reserve was created. Deductions from the income tax valuation allowance for the year ended November 30, 2013 were due to the removal of the majority of our valuation allowance.

(2) Represents reserves of acquired company at date of acquisition.