Form 10-Q
period 2016-02-27
BASSETT FURNITURE INDUSTRIES INC
filed 2016-03-31
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2016

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

At March 18, 2016, 10,892,609 shares of common stock of the Registrant were outstanding.

1 of 38

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM

		PAGE

PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of February 27, 2016 (unaudited) and November 28, 2015 and for the quarters ended February 27, 2016 (unaudited) and February 28, 2015 (unaudited)

	Condensed Consolidated Statements of Income and Retained Earnings	3

	Condensed Consolidated Statements of Comprehensive Income	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

3.	Quantitative and Qualitative Disclosures About Market Risk	34

4.	Controls and Procedures	34

PART II - OTHER INFORMATION

1.	Legal Proceedings	36

2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

3.	Defaults Upon Senior Securities	36

6.	Exhibits	36

2 of 38

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE PERIODS ENDED FEBRUARY 27, 2016 AND FEBRUARY 28, 2015 – UNAUDITED

(In thousands except per share data)

	Quarter Ended

	February 27, 2016	February 28, 2015
Sales revenue:
Furniture and accessories	$92,402	$89,548
Logistics	14,471	3,259
Total sales revenue	106,873	92,807

Cost of furniture and accessories sold	41,986	41,930

Selling, general and administrative expenses excluding new store pre-opening costs	58,957	47,475
New store pre-opening costs	139	-
Lease exit costs	-	419
Asset impairment charges	-	106
Income from operations	5,791	2,877

Remeasurement gain on acquisition of affiliate	-	7,212
Other loss, net	(657)	(622)
Income before income taxes	5,134	9,467

Income tax expense	1,900	3,511
Net income	$3,234	$5,956

Retained earnings-beginning of period	120,904	106,339
Cash dividends	(962)	(821)
Retained earnings-end of period	$123,176	$111,474

Basic earnings per share	$0.30	$0.57

Diluted earnings per share	$0.30	$0.56

Dividends per share	$0.09	$0.08

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED FEBRUARY 27, 2016 AND FEBRUARY 28, 2015 – UNAUDITED

(In thousands)

	Quarter Ended

	February 27, 2016	February 28, 2015

Net income	$3,234	$5,956
Other comprehensive income:
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	91	59
Income taxes related to SERP	(34)	(22)

Other comprehensive income, net of tax	57	37

Total comprehensive income	$3,291	$5,993

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 27, 2016 AND NOVEMBER 28, 2015

(In thousands)

	(Unaudited)
	February 27, 2016	November 28, 2015
Assets
Current assets
Cash and cash equivalents	$25,113	$36,268
Short-term investments	23,125	23,125
Accounts receivable, net	19,741	21,197
Inventories	57,539	59,896
Other current assets	8,124	6,798
Total current assets	133,642	147,284

Property and equipment, net	101,810	96,104

Deferred income taxes	12,634	13,471
Goodwill and other intangible assets	17,601	17,682
Other	7,967	8,002
Total long-term assets	38,202	39,155
Total assets	$273,654	$282,543

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,234	$20,916
Accrued compensation and benefits	11,472	14,345
Customer deposits	23,284	23,999
Dividends payable	-	2,184
Current portion of long-term debt	5,855	5,273
Other accrued liabilities	10,191	13,133
Total current liabilities	71,036	79,850

Long-term liabilities
Post employment benefit obligations	12,674	12,694
Notes payable	7,793	8,500
Other long-term liabilities	3,918	4,133
Total long-term liabilities	24,385	25,327

Stockholders’ equity
Common stock	54,463	54,580
Retained earnings	123,176	120,904
Additional paid-in capital	3,215	4,560
Accumulated other comprehensive loss	(2,621)	(2,678)
Total stockholders' equity	178,233	177,366
Total liabilities and stockholders’ equity	$273,654	$282,543

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED FEBRUARY 27, 2016 AND FEBRUARY 28, 2015 – UNAUDITED

(In thousands)

	Quarter Ended
	February 27, 2016	February 28, 2015
Operating activities:
Net income	$3,234	$5,956
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,817	2,146
Equity in undistributed income of investments and unconsolidated affiliated companies	-	(220)
Provision for restructuring and asset impairment charges	-	106
Non-cash portion of lease exit costs	-	419
Remeasurement gain on acquisition of affiliate	-	(7,212)
Deferred income taxes	803	4,278
Other, net	294	549
Changes in operating assets and liabilities:
Accounts receivable	1,509	1,021
Inventories	2,357	(4,404)
Other current assets	(1,326)	(2,325)
Customer deposits	(715)	3,122
Accounts payable and accrued liabilities	(6,553)	(4,341)
Net cash provided by (used in) operating activities	2,420	(905)

Investing activities:
Purchases of property and equipment	(8,568)	(3,918)
Proceeds from sales of property and equipment	20	-
Cash paid for business acquisition, net of cash acquired	-	(7,374)
Capital contribution to affiliate	-	(1,345)
Net cash used in investing activities	(8,548)	(12,637)

Financing activities:
Cash dividends	(3,146)	(2,923)
Proceeds from the exercise of stock options	-	1,410
Other issuance of common stock	84	85
Repurchases of common stock	(1,774)	(191)
Excess tax benefits from stock-based compensation	-	456
Repayments of notes payable	(4,395)	(372)
Proceeds from equipment loans	4,204	660
Net cash used in financing activities	(5,027)	(875)
Change in cash and cash equivalents	(11,155)	(14,417)
Cash and cash equivalents - beginning of period	36,268	26,673
		.
Cash and cash equivalents - end of period	$25,113	$12,256

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 27, 2016

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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (“Bassett”, “we”, “our”, or the “Company”) and our wholly-owned subsidiaries of which we have a controlling interest. The equity method of accounting was used for our investment in an affiliated company in which we exercised significant influence but did not maintain a controlling interest prior to the Zenith acquisition mentioned below. In accordance with ASC Topic 810, we have evaluated our licensees and certain other entities to determine whether they are variable interest entities (“VIEs”) of which we are the primary beneficiary and thus would require consolidation in our financial statements. To date we have concluded that none of our licensees nor any other of our counterparties represent VIEs.

Revenue from the sale of furniture and accessories is reported in the accompanying condensed consolidated statements of income net of estimates for returns and allowances.

Zenith Acquisition

Prior to February 2, 2015 we held a 49% interest in Zenith Freight Lines, LLC (“Zenith”) for which we used the equity method of accounting. On February 2, 2015 we acquired the remaining 51% ownership interest (see Note 3, Business Combinations). Accordingly, the results of Zenith have been consolidated with our results since the date of the acquisition. Sales of logistical services from Zenith to our wholesale and retail segments have been eliminated, and Zenith’s operating costs and expenses since the date of acquisition are included in selling, general and administrative expenses in our condensed consolidated statements of income. Our equity in the earnings of Zenith prior to the date of the acquisition is included in other loss, net, in the accompanying condensed consolidated statements of income.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three months ended February 27, 2016 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 28, 2015.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rates for the quarters ended February 27, 2016 and February 28, 2015 differ from the federal statutory rate primarily due to the effects of state income taxes and various permanent differences.

7 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

3. Business Combination – Acquisition of Zenith

Prior to February 2, 2015 we held a 49% interest in Zenith for which we used the equity method of accounting. Zenith provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers. We historically have contracted with Zenith to provide substantially all of our domestic freight, transportation and warehousing needs for the wholesale business. In addition, Zenith provides home delivery services for many of our Company-owned retail stores. On February 2, 2015, we acquired the remaining 51% of Zenith in exchange for cash, Bassett common stock and a note payable with a total fair value of $19,111. The value of the Bassett common stock was based on the closing market price of our shares on the acquisition date, discounted for lack of marketability due to restrictions on the seller’s ability to transfer the shares. The restrictions on one half of the shares expired on the first anniversary of the acquisition, with the remainder expiring on the second anniversary. The note is payable in three annual installments of $3,000 each beginning February 2, 2016, and has been discounted to its fair value as of the date of the acquisition based on our estimated borrowing rate.

The carrying value of our 49% interest in Zenith prior to the acquisition was $9,480 (see Note 8, unconsolidated affiliated company). In connection with the acquisition, this investment was remeasured to a fair value of $16,692 resulting in the recognition of a gain of $7,212 during the quarter ended February 28, 2015. The impact of this gain upon our basic and diluted earnings per share was approximately $0.42, net of the related tax expense. The remeasured fair value of our prior interest in Zenith was estimated based on the fair value of the consideration transferred to acquire the remaining 51% of Zenith less an estimated control premium.

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

8 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

The allocation of the fair value of the acquired business is as follows:

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

A portion of the fair value of consideration transferred was assigned to identifiable intangible assets as follows:

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

The revenue of Zenith since February 2, 2015 that is included in our condensed consolidated statements of income for the quarters ended February 27, 2016 and February 28, 2015 is $14,471 and $3,259, respectively after the elimination of intercompany transactions. Pre-tax income (loss) of Zenith that is included in our condensed consolidated statements of income for the quarters ended February 27, 2016 and February 28, 2015 is $695 and $(20), respectively. The pro forma results of operations for the acquisition of Zenith have not been presented because they are not material to our consolidated results of operations.

9 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

4. Financial Instruments and Fair Value Measurements

Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, cost method investments, accounts payable and notes payable/long-term debt. Because of their short maturities, the carrying amounts of cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, and accounts payable approximate fair value. Our cost method investments generally involve entities for which it is not practical to determine fair values.

Investments

Our short-term investments of $23,125 at both February 27, 2016 and November 28, 2015 consisted of certificates of deposit (CDs) with original terms of twelve months, bearing interest at rates ranging from 0.28% to 1.00%. At February 27, 2016, the weighted average remaining time to maturity of the CDs was approximately four months and the weighted average yield of the CDs was approximately 0.42%. Each CD is placed with a Federally insured financial institution and all deposits are within Federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at February 27, 2016 and November 28, 2015 approximates their fair value.

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

We believe that the carrying amounts of our current assets and current liabilities approximate fair value due to the short-term nature of these items. The recurring estimate of the fair value of our notes payable for disclosure purposes (see Note 9) involves Level 3 inputs. Our primary non-recurring fair value estimates typically involve business acquisitions (Note 3) which involve a combination of Level 2 and Level 3 inputs, and asset impairments (Note 11) which utilize Level 3 inputs.

10 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

5. Accounts Receivable

Accounts receivable consists of the following:

	February 27, 2016	November 28, 2015
Gross accounts receivable	$20,863	$22,372
Allowance for doubtful accounts	(1,122)	(1,175)
Accounts receivable, net	$19,741	$21,197

At February 27, 2015 and November 28, 2015 approximately 35% and 34%, respectively, of gross accounts receivable, and approximately 33% and 32%, respectively, of the allowance for doubtful accounts were attributable to amounts owed to us by our licensees. Our remaining receivables are primarily due from national account customers, traditional distribution channel customers and logistical services customers.

Activity in the allowance for doubtful accounts for the three months ended February 27, 2016 was as follows:

2016

Balance at November 28, 2015	$1,175
Reductions credited to income	(50)
Write-offs and other reductions	(3)
Balance at February 27, 2016	$1,122

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

Inventories were comprised of the following:

	February 27, 2016	November 28, 2015
Wholesale finished goods	$28,555	$31,253
Work in process	346	318
Raw materials and supplies	10,637	9,793
Retail merchandise	27,576	27,680
Total inventories on first-in, first-out method	67,114	69,044
LIFO adjustment	(7,864)	(7,751)
Reserve for excess and obsolete inventory	(1,711)	(1,397)
	$57,539	$59,896

11 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 27, 2016

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 28, 2015	$1,087	$310	$1,397
Additions charged to expense	712	140	852
Write-offs	(429)	(109)	(538)
Balance at February 27, 2016	$1,370	$341	$1,711

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2016 and do not anticipate that our methodology is likely to change in the future.

12 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	February 27, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,038	$(220)	$2,818
Technology - customized applications	834	(129)	705

Total intangible assets subject to amortization	3,872	(349)	3,523

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,588	-	11,588

Total goodwill and other intangible assets	$17,950	$(349)	$17,601

	November 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,038	$(169)	$2,869
Technology - customized applications	834	(99)	735

Total intangible assets subject to amortization	3,872	(268)	3,604

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,588	-	11,588

Total goodwill and other intangible assets	$17,950	$(268)	$17,682

The carrying amounts of goodwill by reportable segment at both February 27, 2016 and November 28, 2015 were as follows:

Wholesale	$4,839
Retail	1,820
Logistical services	4,929

Total goodwill	$11,588

There were no accumulated impairment losses on goodwill as of February 27, 2016 or November 28, 2015.

Amortization expense associated with intangible assets during the quarters ended February 27, 2016 and February 28, 2015 was $81 and $42, respectively.

13 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

8. Unconsolidated Affiliate

Prior to February 2, 2015 we owned 49% of Zenith and accounted for our investment under the equity method. The balance of our investment in Zenith was adjusted for our equity in the earnings of Zenith through February 2, 2015 of $220 (included in other loss, net in our condensed consolidated statement of income for the quarter ended February 28, 2015), and increased by $1,345 representing our 49% share of a $2,745 capital contribution made to Zenith, a portion of which was used for retirement of certain of Zenith’s debt prior to the acquisition. This activity resulted in a carrying value for our investment in Zenith of $9,480 on the date of acquisition. See Note 3 regarding the remeasurement of this carrying value to fair value in connection with the acquisition and the resulting remeasurement gain of $7,212.

9. Notes Payable and Bank Credit Facility

Our notes payable consist of the following:

	February 27, 2016
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$6,000	$(246)	$5,754
Transportation equipment notes payable	5,112	-	5,112
Real estate notes payable	2,782	-	2,782

Total Debt	13,894	(246)	13,648
Less current portion	(6,030)	175	(5,855)

Total long-term debt	$7,864	$(71)	$7,793

	November 28, 2015
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$9,000	$(312)	$8,688
Transportation equipment notes payable	2,152	-	2,152
Real estate notes payable	2,933	-	2,933

Total Debt	14,085	(312)	13,773
Less current portion	(5,477)	204	(5,273)

Total long-term debt	$8,608	$(108)	$8,500

The future maturities of our notes payable are as follows:

Remainder of fiscal 2016	$2,534
Fiscal 2017	4,809
Fiscal 2018	4,515
Fiscal 2019	1,509
Fiscal 2020	527
Fiscal 2021	-
Thereafter	-
$13,894

14 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

Zenith Acquisition Note Payable

As part of the consideration given for our acquisition of Zenith on February 2, 2015, we issued an unsecured note payable to the former owner in the amount of $9,000, payable in three annual installments of $3,000 due on each anniversary of the note, the first installment having been paid on February 2, 2016. Interest is payable annually at the one year LIBOR rate, which was established at 0.62% on February 2, 2015 and resets on each anniversary of the note, having reset to the current rate of 1.14% on February 2, 2016. The note was recorded at its fair value in connection with the acquisition resulting in a debt discount that is amortized to the principal amount through the recognition of non-cash interest expense over the term of the note. Interest expense resulting from the amortization of the discount for the quarters ended February 27, 2016 and February 28, 2015 was $66 and $24, respectively. The current portion of the note due within one year, including unamortized discount, was $2,825 and $2,796 at February 27, 2016 and November 28, 2015, respectively.

Transportation Equipment Notes Payable

Certain of the transportation equipment operated in our logistical services segment is financed by notes payable in the amount of $5,112 and $2,152 at February 27, 2016 and November 28, 2015, respectively. These notes are payable in fixed monthly payments of principal and interest at fixed and variable rates ranging from 2.60% to 3.75% at February 27, 2016, with remaining terms of fifteen to forty-five months. The current portion of these notes due within one year was $1,514 and $901 at February 27, 2016 and November 28, 2015, respectively. The notes are secured by tractors, trailers and local delivery trucks with a total net book value of $6,552 and $3,796 at February 27, 2016 and November 28, 2015, respectively.

Real Estate Notes Payable

Certain of our retail real estate properties have been financed through commercial mortgages with outstanding principal totaling $1,623 and $1,709 at February 27, 2016 and November 28, 2015, respectively. The mortages bear interest at fixed rates of 6.73%. They are collateralized by the respective properties with net book values totaling approximately $5,959 and $5,993 at February 27, 2016 and November 28, 2015, respectively. The current portion of these mortgages due within one year was $357 and $351 as of February 27, 2016 and November 28, 2015, respectively.

Certain of the real estate located in Conover, NC and operated in our logistical services segment is subject to a note payable in the amount of $1,159 and $1,224 at February 27, 2016 and November 28, 2015, respectively. The note is payable in monthly installments of principal and interest at the fixed rate of 3.75% through October 2016, at which time the remaining balance on the note of approximately $1,004 will be due. Therefore, the entire balance of this note is included in the current portion of our long-term debt at February 27, 2016 and November 28, 2015. The note is secured by land and buildings with a total net book value of $6,191 and $6,226 at February 27, 2016 and November 28, 2015, respectively.

Fair Value

We believe that the carrying amount of our notes payable approximates fair value at both February 27, 2016 and November 28, 2015. In estimating the fair value, we utilize current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 3.

Bank Credit Facility

Effective December 5, 2015, we entered into a new credit facility with our bank which provides for a line of credit of up to $15,000. This credit facility, which matures in December of 2018, is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future.

15 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

At February 27, 2016, we had $1,970 outstanding under standby letters of credit against our line, leaving availability under our credit line of $13,030. In addition, we have outstanding standby letters of credit with another bank totaling $356.

10. Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for this plan was $11,683 and $11,678 as of February 27, 2016 and November 28, 2015, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	February 27, 2016	November 28, 2015
Accrued compensation and benefits	$749	$749
Post employment benefit obligations	10,934	10,929

Total pension liability	$11,683	$11,678

Components of net periodic pension costs are as follows:

	Quarter Ended
	February 27, 2016	February 28, 2015
Service cost	$36	$26
Interest cost	106	94
Amortization of transition obligation	11	11
Amortization of loss	81	48

Net periodic pension cost	$234	$179

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. We recognized expense of $57 and $54 for the quarters ended February 27, 2016 and February 28, 2015, respectively. Our liability under this plan was $2,060 and $2,085 as of February 27, 2016 and November 28, 2015, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	February 27, 2016	November 28, 2015
Accrued compensation and benefits	$320	$320
Post employment benefit obligations	1,740	1,765

Total deferred compensation liability	$2,060	$2,085

16 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

11. Impairment Charges and Accrued Lease Exit Costs

During the quarter ended February 28, 2015 we announced the closing of our Company-owned retail store location in Memphis, Tennessee. In connection with this closing, we recognized non-cash charges of $419 for the accrual of lease exit costs and $106 for the write off of abandoned leasehold improvements and other store assets.

The following table summarized the activity related to our accrued lease exit costs:

Balance at November 28, 2015	$566

Provisions made to adjust previous estimates	27
Payments and other	(130)
Accretion of interest on obligations and other	3

Balance at February 27, 2016	$466

Current portion included in other accrued liabilities	$277
Long-term portion included in other long-term liabilities	189
$466

12. Commitments and Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15 years. Some store leases contain contingent rental provisions based upon sales volume. Our transportation equipment leases have terms ranging from two to seven years with fixed monthly rental payments plus variable charges based upon mileage. The following schedule shows future minimum lease payments under non-cancellable operating leases with terms in excess of one year as of February 27, 2016:

	Retail Stores	Distribution Centers	Transportation Equipment	Total

Remainder of fiscal 2016	$13,755	$3,041	$2,543	$19,339
Fiscal 2017	17,167	3,984	2,672	23,823
Fiscal 2018	14,787	2,736	1,447	18,970
Fiscal 2019	12,906	1,745	1,420	16,071
Fiscal 2020	11,578	1,230	1,355	14,163
Fiscal 2021	8,920	1,254	781	10,955
Thereafter	19,347	3,023	668	23,038
Total future minimum lease payments	$98,460	$17,013	$10,886	$126,359

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,386 and $2,494 at February 27, 2016 and November 28, 2015, respectively.

17 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at February 27, 2016 and November 28, 2015 was not material.

13. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended February 27, 2016:

Basic earnings per share	$3,234	10,780,229	$0.30
Add effect of dilutive securities: Options and restricted shares	-	104,327	-
Diluted earnings per share	$3,234	10,884,556	$0.30

For the quarter ended February 28, 2015:

Basic earnings per share	$5,956	10,480,656	$0.57
Add effect of dilutive securities: Options and restricted shares	-	175,856	(0.01)
Diluted earnings per share	$5,956	10,656,512	$0.56

For the three months ended February 27, 2016 and February 28, 2015, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended
	February 27, 2016	February 28, 2015

Unvested shares	2,000	46,000

18 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

14. Segment Information

We have strategically aligned our business into three reportable segments as defined in ASC 280, Segment Reporting, and as described below:

●

Wholesale. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (Company-owned and licensee-owned retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both Company- and licensee-owned stores. Also included in our wholesale segment are our short-term investments and our holdings of retail real estate previously leased as licensee stores. The earnings and costs associated with these assets are included in other income (loss), net, in our condensed consolidated statements of income.

●

Retail – Company-owned stores. Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities and capital expenditures directly related to these stores.

●

Logistical services. With our acquisition of Zenith on February 2, 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statement of income. Zenith’s operating costs are included in selling, general and administrative expenses and total $23,934 for the three months ended February 27, 2016 and $6,007 from the date of acquisition through February 28, 2015. Amounts charged by Zenith to the Company for logistical services prior to the date of acquisition are included in selling, general and administrative expenses, and our equity in the earnings of Zenith prior to the date of acquisition is included in other income (loss), net, in the accompanying statements of income.

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

19 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended
	February 27, 2016	February 28, 2015
Sales Revenue
Wholesale	$59,576	$58,805
Retail - Company-owned stores	61,595	57,183
Logistical services	24,679	5,999
Inter-company eliminations:
Furniture and accessories	(28,769)	(26,440)
Logistical services	(10,208)	(2,740)
Consolidated	$106,873	$92,807

Income (loss) from Operations
Wholesale	$4,398	$2,927
Retail - Company-owned stores	316	(42)
Logistical services	744	(8)
Inter-company elimination	333	525
Lease exit costs	-	(419)
Asset impairment charges	-	(106)
Consolidated	$5,791	$2,877

Depreciation and Amortization
Wholesale	$456	$534
Retail - Company-owned stores	1,531	1,355
Logistical services	830	257
Consolidated	$2,817	$2,146

Capital Expenditures
Wholesale	$1,537	$961
Retail - Company-owned stores	2,021	2,111
Logistical services	5,010	846
Consolidated	$8,568	$3,918

Identifiable Assets	As of February 27, 2016	As of November 28, 2015
Wholesale	$132,623	$146,878
Retail - Company-owned stores	91,548	88,878
Logistical services	49,483	46,787
Consolidated	$273,654	$282,543

20 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 27, 2016

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

21 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Furthermore, equity investments without readily determinable fair values are to be assessed for impairment using a quantitative approach. The amendments in ASU 2016-01 should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. The amendments in ASU 2016-01 will become effective for us as of the beginning of our 2019 fiscal year. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. As with previous guidance, there continues to be a differentiation between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Lease assets and liabilities arising from both finance and operating leases will be recognized in the statement of financial position. ASU 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. The guidance in ASU 2016-02 will become effective for us as of the beginning of our 2020 fiscal year. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements, which we expect will have a material effect on our statement of financial position, and have not made any decision on the method of adoption with respect to the optional practical expedients.

22 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 114-year history has instilled the principles of quality, value, and integrity in everything that we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and to meet the demands of a global economy.

With 91 BHF stores at February 27, 2016, we have leveraged our strong brand name in furniture into a network of corporate and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  The store features custom order furniture ready for delivery in less than 30 days, more than 1,000 upholstery fabrics, free in-home design visits, and coordinated decorating accessories.  We believe that our capabilities in custom upholstery have become unmatched in recent years. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its delivery.  The selling philosophy in the stores is based on building strong long-term relationships with each customer.  Sales people are referred to as Design Consultants and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor. We continue to strengthen the sales and design talent within our Company-owned retail stores.  Our Design Consultants undergo extensive Design Certification training. This training has strengthened their skills related to our house call and design business, and is intended to increase business with our most valuable customers.

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

23 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

At February 27, 2016, our BHF store network included 59 Company-owned stores and 32 licensee-owned stores. During the first quarter of 2016, we closed one underperforming store in Tucson, Arizona. We also expect to close two additional underperforming stores during the second quarter in Egg Harbor, New Jersey and Fountain Valley, California at the end of their respective lease terms. In addition, we expect to open a new store in Sterling, Virginia during the second quarter of 2016 and Hunt Valley, Maryland late in 2016.

Due to the improved operating performance of our retail network along with continued improvement in underlying economic factors such as the housing market and consumer confidence, we have been expanding our retail presence in various parts of the country. As part of this expansion, we opened one new store and relocated two stores during fiscal 2015 and opened six new stores and relocated two stores in fiscal 2014. Our plan is to average opening three to five new stores, net of closings, over the next five years, primarily in underpenetrated markets where we currently have stores.

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

Our wholesale operations include an upholstery plant in Newton, North Carolina that produces a wide range of upholstered furniture. In February 2016, we began production in a new manufacturing facility in Grand Prairie, Texas. The new plant is producing a portion of the upholstery assortment for customers and stores in the Texas area and the western United States. We believe that we are an industry leader with our quick-ship custom upholstery offerings. We also operate a custom dining manufacturing facility in Martinsville, Virginia. Most of our wood furniture and certain of our upholstery offerings are sourced through several foreign plants, primarily in Vietnam, Indonesia and China. We define imported product as fully finished product that is sourced internationally. For the first quarter of fiscal 2016, approximately 35% of our wholesale sales were of imported product compared to 38% for the first quarter of fiscal 2015.

An important new product introduction in 2015 was “Bench Made”, a selection of American dining furniture that appeared in retail showrooms during the second quarter of 2015. Partnering with nearby hardwood component manufacturers, we are preparing, distressing, finishing, and assembling an assortment of solid maple tables and chairs in our newly renovated Company-owned facility in Bassett, Virginia. During 2016 we are expanding “Bench Made” offerings to include bedroom and occasional furniture. Also in 2016 we have begun moving to a living area centric floor plan for our retail locations that will focus more on the upholstery products that are driving our sales today complemented by both imported and domestically produced entertainment and occasional furnishings. All of these new products have been carefully designed in coordination with our merchants, designers, engineers and finishing technicians to achieve the upscale casual decor that we believe speaks to today’s consumer.

24 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

Results of Operations – Quarter ended February 27, 2016 compared with quarter ended February 28, 2015:

Net sales of furniture and accessories, logistics revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense, other charges and income from operations were as follows for the periods ended February 27, 2016 and February 28, 2015:

	Quarter Ended
	February 27, 2016		February 28, 2015

Sales revenue:
Furniture and accessories	$92,402	86.5%	$89,548	96.5%
Logistics revenue	14,471	13.5%	3,259	3.5%
Total sales revenue	106,873	100.0%	92,807	100.0%
Cost of furniture and accessories sold	41,986	39.3%	41,930	45.2%
SG&A expenses	58,957	55.2%	47,475	51.2%
New store pre-opening costs	139	0.1%	-	0.0%
Other charges	-	0.0%	525	0.5%

Income from operations	$5,791	5.4%	$2,877	3.1%

On a consolidated basis, we reported total sales revenue for the first quarter of 2016 of $106,873 as compared to $92,807 for the first quarter of 2015. Total revenues for the first quarter of 2016 include $14,471 of logistics revenue for the full quarter as compared to $3,259 for the first quarter of 2015 from the date of our acquisition of Zenith, February 2, 2015, through February 28, 2015. Revenue from sales of furniture and accessories, net of estimates for returns and allowances, for the first quarter of 2016 were $92,402, an increase of $2,854, or 3.2%, over the first quarter of 2015. Gross profit on the sale of furniture and accessories for the first quarter of 2016 was $50,416, or 54.6% of the respective revenue, as compared with $47,618, or 53.2%, for the comparable prior year period. Improved margins at wholesale were partially offset by lower margins at retail resulting from store closure activity. Operating income was $5,791 for the first quarter of 2016 as compared to $2,877 for the first quarter of 2015, an increase of $2,914 driven primarily by greater leveraging of fixed costs and $525 of charges recorded in the first quarter of 2015 related to the closing of our Company-owned retail store in Memphis, Tennessee. In addition, Zenith contributed $744 to our operating income for the first quarter of 2016, whereas the impact of Zenith’s one month of operations following acquisition upon our operating results for the first quarter of 2015 was not significant.

25 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

Segment Information

We have strategically aligned our business into three reportable segments as described below:

Wholesale. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (Company-owned and licensee-owned retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both Company- and licensee-owned stores. We eliminate the sales between our wholesale and retail segments as well as the imbedded profit in the retail inventory for the consolidated presentation in our financial statements. Also included in our wholesale segment are our short-term investments and our holdings of retail real estate previously leased as licensee stores. The earnings and costs associated with these assets are included in other income (loss), net, in our condensed consolidated statements of income.

Retail – Company-owned stores. Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities (including real estate) and capital expenditures directly related to these stores.

Logistical services. With our acquisition of Zenith on February 2, 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statement of income. Zenith’s operating costs are included in selling, general and administrative expenses. Amounts charged by Zenith to the Company for transportation and logistical services prior to February 2, 2015 are included in selling, general and administrative expenses, and our equity in the earnings of Zenith prior to the date of acquisition is included in other income (loss), net, in the accompanying statements of income.

26 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Quarter Ended February 27, 2016
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$59,576	$61,595	$-	$(28,769)	(1)	$92,402
Logistics	-	-	24,679	(10,208)	(2)	14,471
Total sales revenue	59,576	61,595	24,679	(38,977)		106,873
Cost of furniture and accessories sold	39,298	31,315	-	(28,627)	(3)	41,986
SG&A expense	15,880	29,825	23,935	(10,683)	(4)	58,957
New store pre-opening costs	-	139	-	-		139
Income from operations	$4,398	$316	$744	$333		$5,791

	Quarter Ended February 28, 2015
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$58,805	$57,183	$-	$(26,440)	(1)	$89,548
Logistics	-	-	5,999	(2,740)	(2)	3,259
Total sales revenue	58,805	57,183	5,999	(29,180)		92,807
Cost of furniture and accessories sold	39,982	28,400	-	(26,452)	(3)	41,930
SG&A expense	15,896	28,825	6,007	(3,253)	(4)	47,475
New store pre-opening costs	-	-	-	-		-
Income (loss) from operations (5)	$2,927	$(42)	$(8)	$525		$3,402

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

(4) Represents the elimination of rent paid by our retail stores occupying Company-owned real estate, and the elimination of logisitcal services charged by Zenith to Bassett's retail and wholesale segments as follows:

	Quarter ended
	February 27, 2016	February 28, 2015

Intercompany logistical services	$(10,208)	$(2,740)
Intercompany rents	(475)	(513)

Total SG&A expense elimination	$(10,683)	$(3,253)

(5) Excludes the effects of asset impairment charges and lease exit costs, which are not allocated to our segments.

27 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

The following is a discussion of operating results for our wholesale, retail and logistical services segments:

Wholesale segment

Results for the wholesale segment for the three months ended February 27, 2016 and February 28, 2015 are as follows:

	Quarter Ended
	February 27, 2016		February 28, 2015

Net sales	$59,576	100.0%	$58,805	100.0%
Gross profit	20,278	34.0%	18,823	32.0%
SG&A expenses	15,880	26.6%	15,896	27.0%

Income from operations	$4,398	7.4%	$2,927	5.0%

Net sales for the wholesale segment were $59,576 for the first quarter of 2016 as compared to $58,805 for the first quarter of 2015, an increase of $771 or 1.3%. This sales increase was driven by a 5.1% increase in shipments to the BHF store network partially offset by a 5.2% decrease in open market shipments (outside the BHF store network). The decrease in the sales to the open market was due to lower sales of the HGTV Home Collections brand that was discontinued in late 2015. Gross margins for the wholesale segment increased to 34.0% for the first quarter of 2016 as compared to 32.0% for the first quarter of 2015 driven largely by higher margins in the domestic upholstery operation from improved pricing strategies and improved margins in the import wood operation from lower levels of discounting. SG&A as a percentage of sales decreased to 26.6% as compared to 27.0% for the first quarter of 2015 primarily due to lower spending in various sales and marketing activities and other fixed costs. The prior year period also included $121of costs associated with the acquisition of Zenith Freight Lines, LLC. Operating income was $4,398 or 7.4% of sales as compared to $2,927 or 5.0% of sales in the prior year quarter.

Wholesale shipments by type:	Quarter Ended
	February 27, 2016		February 28, 2015

Wood	$22,232	37.3%	$20,313	34.5%
Upholstery	36,762	61.7%	37,872	64.4%
Other	582	1.0%	620	1.1%
Total	$59,576	100.0%	$58,805	100.0%

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $15,645 at February 27, 2016 as compared with $17,715 at February 28, 2015.

28 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

Retail – Company-owned stores segment

Results for the retail segment for the three months ended February 27, 2016 and February 28, 2015 are as follows:

	Quarter Ended
	February 27, 2016		February 28, 2015

Net sales	$61,595	100.0%	$57,183	100.0%
Gross profit	30,280	49.2%	28,783	50.3%
SG&A expenses	29,825	48.4%	28,825	50.4%
New store pre-opening costs	139	0.2%	-	0.0%
Income (loss) from operations	$316	0.5%	$(42)	-0.1%

Results for the 58 comparable stores† are as follows:

	Quarter Ended
	February 27, 2016		February 28, 2015

Net sales	$59,660	100.0%	$56,256	100.0%
Gross profit	29,562	49.6%	28,349	50.4%
SG&A expenses	28,727	48.2%	28,201	50.1%
Income from operations	$835	1.4%	$148	0.3%

† “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended
	February 27, 2016		February 28, 2015

Net sales	$1,935	100.0%	$927	100.0%
Gross profit	718	37.1%	434	46.8%
SG&A expenses	1,098	56.7%	624	67.3%
New store pre-opening costs	139	7.2%	-	0.0%
Loss from operations	$(519)	-26.8%	$(190)	-20.5%

Net sales for the 59 Company-owned BHF stores were $61,595 for the first quarter of 2016 as compared to $57,183 for the first quarter of 2015, an increase of $4,412 or 7.7%. The increase was primarily due to a $3,404 or 6.1% increase in comparable store sales coupled with a $1,008 increase in non-comparable store sales.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores decreased by 0.9% for the first quarter of 2016 as compared to the first quarter of 2015.

29 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

The consolidated retail operating income for the first quarter of 2016 was $316 as compared to a loss of $42 for the first quarter of 2015. The 58 comparable stores generated operating income of $835 for the quarter, or 1.4% of sales, as compared to $148, or 0.3% of sales, for the prior year quarter. Gross margins were 49.6% for the first quarter of 2016 compared to 50.4% for the first quarter of 2015. Lower gross margins were due primarily to two store closing sales that began in the first quarter of 2016 and will be completed during the second quarter. Also, Company-owned stores experienced increased clearance activity in reducing imported wood furniture placements to make room for more upholstery on its retail floors. SG&A expenses for comparable stores increased $526 to $28,727 or 48.2% of sales as compared to 50.1% of sales for the first quarter of 2015. This decrease as a percentage of sales is primarily due to greater leverage of fixed costs due to higher sales volumes.

Losses from the non-comparable stores in the first quarter of fiscal 2016 were $519 compared with $190 for the first quarter of fiscal 2015, an increase of $329. This increase includes $139 of pre-opening costs recognized in the first quarter of 2016 associated with the Sterling, Virginia store expected to open during the second quarter of 2016. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $100 to $300 per store based on the overall rent costs for the location and the period between the time when the Company takes possession of the physical store space and the time of the store opening. Also included in the non-comparable store loss for the first quarter of 2016 are post-opening losses from the Woodland Hills, California store which opened during the fourth quarter of 2015, and losses arising from the closure of our store in Tucson, Arizona. We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $300 to $500 per store.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $31,290, or an average of $530 per open store at February 27, 2016 as compared with was $33,836, or an average of $564 per open store at February 28, 2015.

30 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

Logistical services segment

Results for our logistical services segment for the quarters ended February 27, 2016 and February 28, 2015 are as follows:

	Quarter Ended
	February 27, 2016		February 28. 2015 (1)

Logistical services revenue	$24,679	100.0%	$5,999	100.0%
Operating expenses	23,935	97.0%	6,007	100.1%

Income (loss) from operations	$744	3.0%	$(8)	-0.1%

(1) Results for logistical services for the quarter ended February 28, 2015 include approximately one month of operations from the date of acquisition, February 2, 2015.

Operating expenses for the quarters ended February 27, 2016 and February 28, 2015 include depreciation and amortization of $830 and $257, respectively.

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

Other loss, net

Prior to our acquisition of Zenith on February 2, 2015, we owned a 49% interest in the company for which we used the equity method of accounting. Accordingly, our equity in the income of Zenith prior to the acquisition date was included in other loss, net, and was $220 for the quarter ended February 28, 2015.

Other loss, net, for the first quarter of fiscal 2016 was $657 as compared to $622 for the first quarter of fiscal 2015. This change is primarily attributable to the $220 decline in equity method income attributable to Zenith noted above, partially offset by a $182 charge recorded during the first quarter of 2015 to write down the carrying value of retail real estate in Sugarland, Texas, which was held for sale at February 28, 2015.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rate for the quarter ended February 27, 2016 differs from the federal statutory rate primarily due to the effects of state income taxes and various permanent differences.

31 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for the first three months of 2016 was $2,420 compared to cash used in operations of $905 for the first three months of 2015, representing an increase of $3,325 in cash flows from operations. The increase is primarily due to the fact that the first quarter of 2015 included increases in inventory levels due to the introduction of new products and increased purchase activity to support higher order volume and backlog levels. In addition, a significant amount of trade payables arising from inventory build-up that occurred during the fourth quarter of fiscal 2014 were paid during the first quarter of 2015.

Our overall cash position decreased by $11,155 during the first quarter of 2016. Offsetting cash provided by operations, we used $8,548 of cash in investing activities, primarily consisting of capital expenditures which included the purchase of freight transportation equipment, retail store relocations, retail store remodels, in-process spending on new stores, and expanding and upgrading our manufacturing capabilities. Our expenditure for new tractors and trailers totaled $4,858 during the first quarter and is expected to average significantly less over the remaining quarters of fiscal 2016. Net cash used in financing activities was $5,027, including dividend payments of $3,146 and stock repurchases of $1,774 under our existing share repurchase plan, of which $16,155 remains authorized at February 27, 2016. In addition, repayments of debt were substantially offset by proceeds from loans secured by new transportation equipment. With cash and cash equivalents and short-term investments totaling $48,238 on hand at February 27, 2016, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Effective December 5, 2015, we entered into a new credit facility with our bank which provides for a line of credit of up to $15,000. This credit facility, which matures in December of 2018, is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. At February 27, 2016, we had $1,970 outstanding under standby letters of credit against our line, leaving availability under our credit line of $13,030. In addition, we have outstanding standby letters of credit with another bank totaling $356.

At February 27, 2016 we have outstanding principal totaling $13,894, excluding discounts, under notes payable of which $6,030 matures within one year of the balance sheet date. See Note 9 to our condensed consolidated financial statements for additional details regarding these notes, including collateral and future maturities. We expect to satisfy these obligations as they mature using cash flow from operations or our available cash on hand.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. We had obligations of $126,359 at February 27, 2016 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,386 at February 27, 2016. See Note 12 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

32 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $26,993 at February 27, 2016. All other retail real estate that we own, consisting of locations formerly leased to our licensees and now leased to others, is included in other assets in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our wholesale segment, was $3,082 at February 27, 2016.

The following table summarizes our total investment in retail real estate owned at February 27, 2016:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	11	276,887	$26,993

Investment real estate leased to others, included in other assets	2	41,021	3,082

Total Company investment in retail real estate	13	317,908	$30,075

(1) Includes two properties encumbered under mortgages totalling $1,623 at February 27, 2016.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended November 28, 2015.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of both Company-owned and licensee stores as well as land and buildings used in our logistical services segment. We also lease transportation equipment used in our logistical services segment. We have guaranteed certain lease obligations of licensee operators of the stores, as part of our retail expansion strategy. See Note 12 to our condensed consolidated financial statements for further discussion of operating leases and lease guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 12 to our condensed consolidated financial statements for further information regarding certain contingencies as of February 27, 2016.

33 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

Item 3. Quantitative and Qualitative Disclosure about Market Risk:

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars would not be material to our results from operations in fiscal 2016.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $3,082 at February 27, 2016 for stores formerly operated by licensees as well as our holdings of $26,993 at February 27, 2016 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $2,386 which we have guaranteed on behalf of licensees as of February 27, 2016, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aims” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements are listed in our Annual Report on Form 10-K for fiscal 2015 and include:

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

•	general risks associated with providing freight transportation and other logistical services due to our acquisition of Zenith Freight Lines, LLC

35 of 38

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 27, 2016

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

November 29, 2015 - January 2, 2016	40,250	$26.84	40,250	$16,849
January 3 - January 30, 2016	21,000	$25.11	21,000	$16,321
January 31 - February 27, 2016	6,000	$27.70	6,000	$16,155

.

(1) The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998.

      On October 9, 2014, the Board of Directors increased the remaining limit of the repurchase plan to $20,000. At February 27, 2016, $16,155 remains available for stock repurchases under the plan.

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

Exhibit 4 – Fifth Amended and Restated Credit Agreement with BB&T dated December 5, 2015. Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Accounting Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b – Chief Accounting Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

36 of 38

PART II - OTHER INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2015

(Dollars in thousands except share and per share data)

Exhibit 101 – The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended February 27, 2016 formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and retained earnings, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

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

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/_____ Robert H. Spilman, Jr._______

Robert H. Spilman, Jr., President and Chief Executive Officer

March 31, 2016

/s/______ J. Michael Daniel____________

J. Michael Daniel, Senior Vice President and Chief Financial Officer

March 31, 2016

38 of 38