Form 10-Q
period 2016-05-28
BASSETT FURNITURE INDUSTRIES INC
filed 2016-06-30
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2016

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

At June 17, 2016, 10,904,934 shares of common stock of the Registrant were outstanding.

1 of 40

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE

PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of May 28, 2016 (unaudited) and November 28, 2015 and for the three and six months ended May 28, 2016 (unaudited) and May 30, 2015 (unaudited)

	Condensed Consolidated Statements of Income and Retained Earnings	3

	Condensed Consolidated Statements of Comprehensive Income	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

3.	Quantitative and Qualitative Disclosures About Market Risk	36

4.	Controls and Procedures	36

PART II - OTHER INFORMATION

1.	Legal Proceedings	38

2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	38

3.	Defaults Upon Senior Securities	38

6.	Exhibits	38

2 of 40

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE PERIODS ENDED MAY 28, 2016 AND MAY 30, 2015 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Six Months Ended

	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Sales revenue:
Furniture and accessories	$92,990	$99,467	$185,392	$189,015
Logistics	13,677	12,086	28,148	15,345
Total sales revenue	106,667	111,553	213,540	204,360

Cost of furniture and accessories sold	42,419	46,921	84,405	88,851

Selling, general and administrative expenses excluding new store pre-opening costs	58,088	57,425	117,045	104,900
New store pre-opening costs	307	44	446	44
Lease exit costs	-	-	-	419
Asset impairment charges	-	-	-	106
Management restructuring costs	-	449	-	449
Income from operations	5,853	6,714	11,644	9,591

Remeasurement gain on acquisition of affiliate	-	-	-	7,212
Income from Continued Dumping & Subsidy Offset Act	-	1,066	-	1,066
Other loss, net	(600)	(597)	(1,257)	(1,220)
Income before income taxes	5,253	7,183	10,387	16,649

Income tax expense	1,868	2,654	3,768	6,164
Net income	$3,385	$4,529	$6,619	$10,485

Retained earnings-beginning of period	123,176	111,474	120,904	106,339
Cash dividends	(998)	(854)	(1,960)	(1,675)
Retained earnings-end of period	$125,563	$115,149	$125,563	$115,149

Basic earnings per share	$0.31	$0.42	$0.61	$0.99

Diluted earnings per share	$0.31	$0.42	$0.61	$0.98

Dividends per share	$0.09	$0.08	$0.18	$0.16

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED MAY 28, 2016 AND MAY 30, 2015 – UNAUDITED

(In thousands)

	Quarter Ended		Six Months Ended

	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015

Net income	$3,385	$4,529	$6,619	$10,485
Other comprehensive income (loss):
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	92	58	183	117
Income taxes related to SERP	(36)	(22)	(70)	(44)

Other comprehensive income, net of tax	56	36	113	73

Total comprehensive income	$3,441	$4,565	$6,732	$10,558

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 28, 2016 AND NOVEMBER 28, 2015

(In thousands)

	(Unaudited)
Assets	May 28, 2016	November 28, 2015
Current assets
Cash and cash equivalents	$29,726	$36,268
Short-term investments	23,125	23,125
Accounts receivable, net	18,987	21,197
Inventories	54,834	59,896
Other current assets	8,249	6,798
Total current assets	134,921	147,284

Property and equipment, net	104,075	96,104

Deferred income taxes	12,205	13,471
Goodwill and other intangible assets	17,521	17,682
Other	7,525	8,002
Total long-term assets	37,251	39,155
Total assets	$276,247	$282,543

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,198	$20,916
Accrued compensation and benefits	11,614	14,345
Customer deposits	20,132	23,999
Dividends payable	-	2,184
Current portion of long-term debt	6,438	5,273
Other accrued liabilities	10,907	13,133
Total current liabilities	69,289	79,850

Long-term liabilities
Post employment benefit obligations	12,654	12,694
Notes payable	9,220	8,500
Other long-term liabilities	4,151	4,133
Total long-term liabilities	26,025	25,327

Stockholders’ equity
Common stock	54,525	54,580
Retained earnings	125,563	120,904
Additional paid-in capital	3,409	4,560
Accumulated other comprehensive loss	(2,564)	(2,678)
Total stockholders' equity	180,933	177,366
Total liabilities and stockholders’ equity	$276,247	$282,543

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 28, 2016 AND MAY 30, 2015 – UNAUDITED

(In thousands)

	Six Months Ended
	May 28, 2016	May 30, 2015
Operating activities:
Net income	$6,619	$10,485
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,611	4,729
Equity in undistributed income of investments and unconsolidated affiliated companies	-	(220)
Provision for restructuring and asset impairment charges	-	106
Non-cash portion of lease exit costs	-	419
Remeasurement gain on acquisition of affiliate	-	(7,212)
Tenant improvement allowance received from lessors	590	330
Deferred income taxes	1,198	4,212
Excess tax benefits from stock-based compensation	41	1,032
Other, net	697	1,018
Changes in operating assets and liabilities:
Accounts receivable	2,436	(1,490)
Inventories	5,062	(5,706)
Other current assets	(1,451)	(2,121)
Customer deposits	(3,867)	763
Accounts payable and accrued liabilities	(5,926)	3,882
Net cash provided by operating activities	11,010	10,227

Investing activities:
Purchases of property and equipment	(14,116)	(7,942)
Proceeds from sales of property and equipment	577	2,952
Cash paid for business acquisition, net of cash acquired	-	(7,323)
Capital contribution to affiliate	-	(1,345)
Net cash used in investing activities	(13,539)	(13,658)

Financing activities:
Cash dividends	(4,145)	(3,777)
Proceeds from the exercise of stock options	114	2,993
Other issuance of common stock	176	171
Repurchases of common stock	(1,930)	(255)
Repayments of notes payable	(4,920)	(1,214)
Proceeds from equipment loans	6,692	1,307
Net cash used in financing activities	(4,013)	(775)
Change in cash and cash equivalents	(6,542)	(4,206)
Cash and cash equivalents - beginning of period	36,268	26,673
		.
Cash and cash equivalents - end of period	$29,726	$22,467

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 28 2016

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

References to “ASC” included hereinafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative GAAP.

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

Adoption of Accounting Standards Update 2016-09

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). While the effective date of ASU 2016-09 is for fiscal years beginning after December 15, 2016, earlier adoption is permitted and we have chosen to adopt the amendments in ASU 2016-09 during the second quarter of fiscal 2016. This standard simplifies or clarifies several aspects of the accounting for equity-based payment awards, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Certain of these changes are required to be applied retrospectively, while other changes are required to be applied prospectively.

The impact of early adoption resulted in the following:

●

We recorded an immaterial tax benefit within income tax expense for the three months ended May 28, 2016 related to the excess tax benefit on stock based compensation. Prior to adoption this amount this amount would have been recorded as additional paid-in capital. This change could create future volatility in our effective tax rate depending upon the amount of exercise or vesting activity from our stock based awards.

●	We have elected to recognized forfeitures as they occur. There was no cumulative effect adjustment as a result of the adoption of this amendment on a modified retrospective basis.

●

We have elected to apply the change in classification of cash flows resulting from excess tax benefits or deficiencies on a retrospective basis. Accordingly, $1,032 of excess tax benefits previously reported as a cash flow provided by financing activities during the six months ended May 30, 2015 has been reclassified to be included in cash flows provided by operating activities.

7 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 28 2016

(Dollars in thousands except share and per share data)

●

We have excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and six months ended May 28, 2016. The effect of this change on our diluted earnings per share was not significant.

●

ASU 2016-09 also requires the presentation of employee taxes paid by the Company through the withholding of shares as a financing activity on the statement of cash flows, which is where we had previously reclassified these items.

The impact of the adoption of this standard retroactively as of November 29, 2015 (the first day of our fiscal year 2016), was not significant as there was no significant award vesting or settlement activity during the first quarter of fiscal 2016.

There were no other material impacts to our consolidated financial statements as a result of adopting this updated standard.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and six months ended May 28, 2016 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 28, 2015.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rates for the three and six month periods ended May 28, 2016 and May 30, 2015 differ from the federal statutory rate primarily due to the effects of state income taxes and various permanent differences including the favorable impact of the Section 199 manufacturing deduction.

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

MAY 28 2016

(Dollars in thousands except share and per share data)

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

MAY 28 2016

(Dollars in thousands except share and per share data)

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

Acquisition costs related to the Zenith acquisition totaled $88 and $209 during the three and six months ended May 28, 2015, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of income. The acquisition costs are primarily related to legal, accounting and valuation services.

The revenue and pre-tax profit of Zenith that is included in our condensed consolidated statements of income is as follows:

	Quarter Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015 (1)

Zenith revenue (2)	$13,677	$12,086	$28,148	$15,345

Zenith pre-tax income	$614	$982	$1,309	$962

(1)	From date of acquisition, February 2, 2015.
(2)	Net of eliminated inter-company transactions. See Note 14.

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

Investments

Our short-term investments of $23,125 at both May 28, 2016 and November 28, 2015 consisted of certificates of deposit (CDs) with original terms of twelve months, bearing interest at rates ranging from 0.28% to 1.00%. At May 28, 2016, the weighted average remaining time to maturity of the CDs was approximately two months and the weighted average yield of the CDs was approximately 0.42%. Each CD is placed with a Federally insured financial institution and all deposits are within Federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at May 28, 2016 and November 28, 2015 approximates their fair value.

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

MAY 28 2016

(Dollars in thousands except share and per share data)

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

5. Accounts Receivable

Accounts receivable consists of the following:

	May 28, 2016	November 28, 2015
Gross accounts receivable	$19,993	$22,372
Allowance for doubtful accounts	(1,006)	(1,175)
Accounts receivable, net	$18,987	$21,197

Activity in the allowance for doubtful accounts for the six months ended May 28, 2016 was as follows:

2016

Balance at November 28, 2015	$1,175
Reductions to allowance	(169)
Balance at May 28, 2016	$1,006

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

Inventories were comprised of the following:

	May 28, 2016	November 28, 2015
Wholesale finished goods	$25,066	$31,253
Work in process	348	318
Raw materials and supplies	11,321	9,793
Retail merchandise	27,470	27,680
Total inventories on first-in, first-out method	64,205	69,044
LIFO adjustment	(7,985)	(7,751)
Reserve for excess and obsolete inventory	(1,386)	(1,397)
	$54,834	$59,896

11 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 28 2016

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 28, 2015	$1,087	$310	$1,397
Additions charged to expense	1,048	261	1,309
Write-offs	(1,053)	(267)	(1,320)
Balance at May 28, 2016	$1,082	$304	$1,386

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

MAY 28 2016

(Dollars in thousands except share and per share data)

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	May 28, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,038	$(270)	$2,768
Technology - customized applications	834	(159)	675

Total intangible assets subject to amortization	3,872	(429)	3,443

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,588	-	11,588

Total goodwill and other intangible assets	$17,950	$(429)	$17,521

	November 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,038	$(169)	$2,869
Technology - customized applications	834	(99)	735

Total intangible assets subject to amortization	3,872	(268)	3,604

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,588	-	11,588

Total goodwill and other intangible assets	$17,950	$(268)	$17,682

The carrying amounts of goodwill by reportable segment at both May 28, 2016 and November 28, 2015 were as follows:

Wholesale	$4,839
Retail	1,820
Logistical services	4,929

Total goodwill	$11,588

There were no accumulated impairment losses on goodwill as of May 28, 2016 or November 28, 2015.

Amortization expense associated with intangible assets during the three and six months ended May 28, 2016 and May 30, 2015 was as follows:

	Quarter Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015

Intangible asset amortization expense	$80	$66	$161	$108

13 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 28 2016

(Dollars in thousands except share and per share data)

8. Unconsolidated Affiliate

Prior to February 2, 2015 we owned 49% of Zenith and accounted for our investment under the equity method. The balance of our investment in Zenith was adjusted for our equity in the earnings of Zenith through February 2, 2015 of $220 (included in other loss, net in our condensed consolidated statement of income for the six months ended May 30, 2015), and increased by $1,345 representing our 49% share of a $2,745 capital contribution made to Zenith, a portion of which was used for retirement of certain of Zenith’s debt prior to the acquisition. This activity resulted in a carrying value for our investment in Zenith of $9,480 on the date of acquisition. See Note 3 regarding the remeasurement of this carrying value to fair value in connection with the acquisition and the resulting remeasurement gain of $7,212.

9. Notes Payable and Bank Credit Facility

Our notes payable consist of the following:

	May 28, 2016
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$6,000	$(200)	$5,800
Transportation equipment notes payable	7,207	-	7,207
Real estate notes payable	2,651	-	2,651

Total Debt	15,858	(200)	15,658
Less current portion	(6,586)	148	(6,438)

Total long-term debt	$9,272	$(52)	$9,220

	November 28, 2015
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$9,000	$(312)	$8,688
Transportation equipment notes payable	2,152	-	2,152
Real estate notes payable	2,933	-	2,933

Total Debt	14,085	(312)	13,773
Less current portion	(5,477)	204	(5,273)

Total long-term debt	$8,608	$(108)	$8,500

The future maturities of our notes payable are as follows:

Remainder of fiscal 2016	$2,290
Fiscal 2017	5,415
Fiscal 2018	5,137
Fiscal 2019	2,148
Fiscal 2020	868
Fiscal 2021	-
Thereafter	-
$15,858

14 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 28 2016

(Dollars in thousands except share and per share data)

Zenith Acquisition Note Payable

As part of the consideration given for our acquisition of Zenith on February 2, 2015, we issued an unsecured note payable to the former owner in the amount of $9,000, payable in three annual installments of $3,000 due on each anniversary of the note, the first installment having been paid on February 2, 2016. Interest is payable annually at the one year LIBOR rate, which was established at 0.62% on February 2, 2015 and resets on each anniversary of the note, having reset to the current rate of 1.14% on February 2, 2016. The note was recorded at its fair value in connection with the acquisition resulting in a debt discount that is amortized to the principal amount through the recognition of non-cash interest expense over the term of the note. Interest expense resulting from the amortization of the discount was $46 and $112 for the three and six months ended May 28, 2016, respectively, and $78 and $101 for the three and six months ended May 30, 2015, respectively. The current portion of the note due within one year, including unamortized discount, was $2,852 and $2,796 at May 28, 2016 and November 28, 2015, respectively.

Transportation Equipment Notes Payable

Certain of the transportation equipment operated in our logistical services segment is financed by notes payable in the amount of $7,207 and $2,152 at May 28, 2016 and November 28, 2015, respectively. These notes are payable in fixed monthly payments of principal and interest at fixed and variable rates ranging from 2.63% to 3.75% at May 28, 2016, with remaining terms of twelve to fifty months. The current portion of these notes due within one year was $2,108 and $901 at May 28, 2016 and November 28, 2015, respectively. The notes are secured by tractors, trailers and local delivery trucks with a total net book value of $9,260 and $3,796 at May 28, 2016 and November 28, 2015, respectively.

Real Estate Notes Payable

Certain of our retail real estate properties have been financed through commercial mortgages with outstanding principal totaling $1,536 and $1,709 at May 28, 2016 and November 28, 2015, respectively. The mortgages bear interest at fixed rates of 6.73%. They are collateralized by the respective properties with net book values totaling approximately $5,925 and $5,993 at May 28, 2016 and November 28, 2015, respectively. The current portion of these mortgages due within one year was $363 and $351 as of May 28, 2016 and November 28, 2015, respectively.

Certain of the real estate located in Conover, North Carolina and operated in our logistical services segment is subject to a note payable in the amount of $1,115 and $1,224 at May 28, 2016 and November 28, 2015, respectively. The note is payable in monthly installments of principal and interest at the fixed rate of 3.75% through October 2016, at which time the remaining balance on the note of approximately $1,005 will be due. Therefore, the entire balance of this note is included in the current portion of our long-term debt at May 28, 2016 and November 28, 2015. The note is secured by land and buildings with a total net book value of $6,157 and $6,226 at May 28, 2016 and November 28, 2015, respectively.

Fair Value

We believe that the carrying amount of our notes payable approximates fair value at both May 28, 2016 and November 28, 2015. In estimating the fair value, we utilize current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 3.

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

At May 28, 2016, we had $1,970 outstanding under standby letters of credit against our line, leaving availability under our credit line of $13,030. In addition, we have outstanding standby letters of credit with another bank totaling $356.

15 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 28 2016

(Dollars in thousands except share and per share data)

10. Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for this plan was $11,688 and $11,678 as of May 28, 2016 and November 28, 2015, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	May 28, 2016	November 28, 2015
Accrued compensation and benefits	$749	$749
Post employment benefit obligations	10,939	10,929

Total pension liability	$11,688	$11,678

Components of net periodic pension costs are as follows:

	Quarter Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Service cost	$36	$26	$73	$52
Interest cost	106	94	211	187
Amortization of transition obligation	11	11	21	21
Amortization of loss	81	49	162	97

Net periodic pension cost	$234	$180	$467	$357

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $2,035 and $2,085 as of May 28, 2016 and November 28, 2015, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	May 28, 2016	November 28, 2015
Accrued compensation and benefits	$320	$320
Post employment benefit obligations	1,715	1,765

Total deferred compensation liability	$2,035	$2,085

We recognized expense under this plan during the three and six months ended May 28, 2016 and May 30, 2015 as follows:

	Quarter Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Deferred compensation expense	$57	$54	$114	$108

16 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 28 2016

(Dollars in thousands except share and per share data)

11. Impairment Charges and Accrued Lease Exit Costs

During the first quarter of fiscal 2015 we announced the closing of our Company-owned retail store location in Memphis, Tennessee. In connection with this closing, we recognized non-cash charges during the six months ended May 30, 2015 of $419 for the accrual of lease exit costs and $106 for the write off of abandoned leasehold improvements and other store assets.

The following table summarized the activity related to our accrued lease exit costs:

Balance at November 28, 2015	$566

Provisions made to adjust previous estimates	54
Payments and other	(260)
Accretion of interest on obligations	5

Balance at May 28, 2016	$365

Current portion included in other accrued liabilities	$203
Long-term portion included in other long-term liabilities	162
Total accrued lease exit costs at May 28, 2016	$365

Management Restructuring Costs

During the three and six months ended May 30, 2015, we recognized $449 of expense related to severance payable to a former executive, who left the Company in April, 2015. As of November 28, 2015, all required payments of severance had been disbursed. These management restructuring costs were incurred within our wholesale segment.

Income from Continue Dumping & Subsidy Offset Act

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

MAY 28 2016

(Dollars in thousands except share and per share data)

12. Commitments and Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15 years. Some store leases contain contingent rental provisions based upon sales volume. Our transportation equipment leases have terms ranging from two to seven years with fixed monthly rental payments plus variable charges based upon mileage. The following schedule shows future minimum lease payments under non-cancellable operating leases with terms in excess of one year as of May 28, 2016:

	Retail Stores	Distribution Centers	Transportation Equipment	Total

Remainder of fiscal 2016	$9,473	$2,085	$1,835	$13,393
Fiscal 2017	20,519	4,041	3,060	27,620
Fiscal 2018	18,350	2,736	1,835	22,921
Fiscal 2019	16,501	1,745	1,808	20,054
Fiscal 2020	15,206	1,230	1,743	18,179
Fiscal 2021	12,927	1,254	1,169	15,350
Thereafter	37,460	3,023	1,217	41,700
Total future minimum lease payments	$130,436	$16,114	$12,667	$159,217

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,254 and $2,494 at May 28, 2016 and November 28, 2015, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at May 28, 2016 and November 28, 2015 was not material.

18 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 28 2016

(Dollars in thousands except share and per share data)

13. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended May 28, 2016:

Basic earnings per share	$3,385	10,767,082	$0.31
Add effect of dilutive securities:
Options and restricted shares	-	145,609	-
Diluted earnings per share	$3,385	10,912,691	$0.31

For the quarter ended May 30, 2015:

Basic earnings per share	$4,529	10,678,298	$0.42
Add effect of dilutive securities:
Options and restricted shares	-	165,918	-
Diluted earnings per share	$4,529	10,844,216	$0.42

For the six months ended May 28, 2016:

Basic earnings per share	$6,619	10,773,656	$0.61
Add effect of dilutive securities:
Options and restricted shares		142,584	-
Diluted earnings per share	$6,619	10,916,240	$0.61

For the nine months ended May 30, 2015:

Basic earnings per share	$10,485	10,579,477	$0.99
Add effect of dilutive securities:
Options and restricted shares	-	171,720	(0.01)
Diluted earnings per share	$10,485	10,751,197	$0.98

For the three and six months ended May 28, 2016 and May 30, 2015, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015

Unvested shares	5,814	6,354	7,814	46,354

19 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 28 2016

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

●

Logistical services. With our acquisition of Zenith on February 2, 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statement of income. Zenith’s operating costs are included in selling, general and administrative expenses and were $23,149 and $47,084 for the three and six months ended May 28, 2016, respectively; $20,931 for the three months ended May 30, 2015 and $26,938 from the date of acquisition through May 30, 2015. Amounts charged by Zenith to the Company for logistical services prior to the date of acquisition are included in selling, general and administrative expenses, and our equity in the earnings of Zenith prior to the date of acquisition is included in other income (loss), net, in the accompanying statements of income.

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

20 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 28 2016

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Sales Revenue
Wholesale	$59,906	$66,705	$119,482	$125,510
Retail - Company-owned stores	61,943	63,921	123,538	121,104
Logistical services	23,810	21,958	48,489	27,957
Inter-company eliminations:
Furniture and accessories	(28,859)	(31,159)	(57,628)	(57,599)
Logistical services	(10,133)	(9,872)	(20,341)	(12,612)
Consolidated	$106,667	$111,553	$213,540	$204,360

Income from Operations
Wholesale	$4,334	$4,796	$8,732	$7,723
Retail - Company-owned stores	381	1,971	697	1,929
Logistical services	661	1,027	1,405	1,019
Inter-company elimination	477	(631)	810	(106)
Management restructuring costs	-	(449)	-	(449)
Lease exit costs	-	-	-	(419)
Asset impairment charges	-	-	-	(106)
Consolidated	$5,853	$6,714	$11,644	$9,591

Depreciation and Amortization
Wholesale	$459	$504	$915	$1,038
Retail - Company-owned stores	1,529	1,343	3,060	2,698
Logistical services	806	736	1,636	993
Consolidated	$2,794	$2,583	$5,611	$4,729

Capital Expenditures
Wholesale	$1,454	$1,384	$2,991	$2,345
Retail - Company-owned stores	959	1,767	2,980	3,878
Logistical services	3,135	873	8,145	1,719
Consolidated	$5,548	$4,024	$14,116	$7,942

	As of	As of
	May 28, 2016	November 28, 2015
Identifiable Assets
Wholesale	$133,608	$146,878
Retail - Company-owned stores	90,254	88,878
Logistical services	52,385	46,787
Consolidated	$276,247	$282,543

21 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 28 2016

(Dollars in thousands except share and per share data)

15. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. In addition, during 2016 the FASB has issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, all of which clarify certain implementation guidance within ASU 2014-09. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. Therefore the amendments in ASU 2014-09 will become effective for us as of the beginning of our 2019 fiscal year. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements and have not made any decision on the method of adoption.

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

22 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 28 2016

(Dollars in thousands except share and per share data)

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

See Note 1 regarding our adoption of ASU 2016-09, issued by the FASB in March 2016.

23 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 28, 2016

(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 114-year history has instilled the principles of quality, value, and integrity in everything we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and meet the demands of a global economy.

With 90 BHF stores at May 28, 2016, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants. We use a network of over 25 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

The BHF stores feature custom order furniture ready for delivery in less than 30 days, free in-home design visits (“home makeovers”), and coordinated decorating accessories.  Our philosophy is based on building strong long-term relationships with each customer.  Sales people are referred to as “Design Consultants” and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor.  Until a rigorous training and design certification program is completed, Design Consultants are not authorized to perform in-home design services for our customers.

We have factories in Newton, North Carolina and Grand Prairie, Texas that manufacture upholstered furniture, a factory in Martinsville, Virginia that primarily assembles and finishes our custom casual dining offerings and a factory in Bassett, Virginia that assembles and finishes our recently introduced “Bench Made” line of furniture, more fully described below. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its process, with custom pieces often manufactured within two weeks of taking the order in our stores. Our logistics team then promptly ships the product to one of our home delivery hubs or to a location specified by our licensees in a timeframe to meet the 30 day promise.  In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture and certain upholstery offerings from several foreign plants, primarily in Vietnam, Indonesia and China. Over 60% of the products we currently sell are manufactured in the United States.

“Bench Made” is a selection of American dining furniture that first appeared in retail showrooms during the second quarter of 2015. Partnering with nearby hardwood component manufacturers, we are preparing, distressing, finishing, and assembling an assortment of solid maple tables and chairs in our newly renovated facility in Bassett, Virginia. Due to its strong reception, we have expanded “Bench Made” offerings to include bedroom and occasional furniture starting in May of 2016. Also in 2016 we began moving to a great room centric floor plan for our retail locations that will focus more on our domestic upholstery products that have lead our sales increases in recent years complemented by both imported and domestically produced entertainment and occasional furnishings. All of these new products have been carefully designed in coordination with our merchants, designers, engineers and finishing technicians to achieve the upscale casual decor that we believe speaks to today’s consumer.

For many years we owned 49% of Zenith Freight Lines, LLC (“Zenith”). During that time the strategic significance of our partnership with Zenith had risen to include the over-the-road transportation of furniture, the operation of regional freight terminals, warehouse and distribution facilities in eleven states, and the management of various home delivery facilities that service BHF stores and other clients in local markets around the United States. On February 2, 2015, we acquired the remaining 51% of Zenith, which now operates as a wholly-owned subsidiary of Bassett. Our acquisition of Zenith brings to our Company the ability to deliver best-of-class shipping and logistical support services that are uniquely tailored to the needs of the furniture industry, as well as the ability to provide the expedited delivery service which is increasingly demanded by our industry. We believe that our ownership of Zenith will not only enhance our own wholesale and retail distribution capabilities, but will provide additional growth opportunities as Zenith continues to expand its service to other customers.

24 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 28, 2016

(Dollars in thousands except share and per share data)

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

At May 28, 2016, our BHF store network included 58 Company-owned stores and 32 licensee-owned stores. During the first half of 2016, we closed three underperforming stores in Tucson, Arizona; Egg Harbor, New Jersey and Fountain Valley, California. We opened a new store in Sterling, Virginia during the second quarter of 2016 and expect to open another new store in Hunt Valley, Maryland late in 2016.

Due to the improved operating performance of our retail network over the last few years along with continued improvement in underlying economic factors such as the housing market and consumer confidence, we have been expanding our retail presence in various parts of the country. As part of this expansion, we opened one new store and relocated two stores during fiscal 2015 and opened six new stores and relocated two stores in fiscal 2014. Our plan is to average opening three to five new stores per year, net of closings, over the next five years, primarily in underpenetrated markets where we currently have stores.

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

25 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 28, 2016

(Dollars in thousands except share and per share data)

Results of Operations – Periods ended May 28, 2016 compared with periods ended May 30, 2015:

Net sales of furniture and accessories, logistics revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense, other charges and income from operations were as follows for the periods ended May 28, 2016 and May 30, 2015:

	Quarter Ended				Six Months Ended
	May 28, 2016		May 30, 2015		May 28, 2016		May 30, 2015

Sales revenue:
Furniture and accessories	$92,990	87.2%	$99,467	89.2%	$185,392	86.8%	$189,015	92.5%
Logistics revenue	13,677	12.8%	12,086	10.8%	28,148	13.2%	15,345	7.5%
Total sales revenue	106,667	100.0%	111,553	100.0%	213,540	100.0%	204,360	100.0%
Cost of furniture and accessories sold	42,419	39.8%	46,921	42.1%	84,405	39.5%	88,851	43.5%
SG&A expenses	58,088	54.5%	57,425	51.5%	117,045	54.8%	104,900	51.3%
New store pre-opening costs	307	0.2%	44	0.0%	446	0.2%	44	0.0%
Other charges	-	0.0%	449	0.4%	-	0.0%	974	0.5%

Income from operations	$5,853	5.5%	$6,714	6.0%	$11,644	5.5%	$9,591	4.7%

Quarterly Analysis of Results

On a consolidated basis, we reported total sales revenue for the second quarter of 2016 of $106,667 as compared to $111,553 for the second quarter of 2015. Total revenues for the second quarter of 2016 include $13,677 of logistics revenue for the quarter as compared to $12,086 for the second quarter of 2015. Revenue from sales of furniture and accessories, net of estimates for returns and allowances, for the second quarter of 2016 were $92,990, a decrease of $6,477, or 6.5%, from the second quarter of 2015. Gross profit on the sale of furniture and accessories for the second quarter of 2016 was $50,571, or 54.4% of the respective revenue, as compared with $52,546, or 52.8%, for the comparable prior year period. Improved margins at wholesale were partially offset by lower margins at retail resulting from store closure activity and increased discounting of clearance items in preparation for a significant product rollout for the Memorial Day holiday promotion. SG&A expenses as a percentage of sales increased due to reduced leverage of fixed charges due to lower sales. Operating income was $5,853 for the second quarter of 2016 as compared to $6,714 for the second quarter of 2015, a decrease of $861.

Year-to-date Analysis of Results

On a consolidated basis, we reported total sales revenue for the first half of 2016 of $213,540 as compared to $204,360 for the first half of 2015. Total revenues for the first half of 2016 include $28,148 of logistics revenue for the full six months as compared to $15,345 for the first half of 2015 from the date of our acquisition of Zenith, February 2, 2015, through May 30, 2015. Revenue from sales of furniture and accessories, net of estimates for returns and allowances, for the first half of 2016 were $185,392, a decrease of $3,623, or 1.9%, from the first half of 2015. Gross profit on the sale of furniture and accessories for the first half of 2016 was $100,987, or 54.5% of the respective revenue, as compared with $100,164, or 53.0%, for the comparable prior year period. Improved margins at wholesale were partially offset by lower margins at retail resulting from store closure activity and increased discounting of clearance items in preparation for a significant product rollout for the Memorial Day holiday promotion. SG&A expenses as a percentage of sales increased primarily due to the inclusion of Zenith for the full six months of 2016 as compared to four months for 2015. Zenith is a service business with all operating costs being included in SG&A expenses. Operating income was $11,644 for the first half of 2016 as compared to $9,591 for the first half of 2015, an increase of $2,053. In addition, the first half of 2015 included $525 of charges related to the closing of our Company-owned retail store in Memphis, Tennessee, and a management restructuring charge of $449 for severance costs related to the departure of a former executive. Also, Zenith contributed $1,405 to our operating income for the full first half of 2016 compared to $1,109 for four months of operations following its acquisition in the first half of 2015.

26 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 28, 2016

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

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Quarter Ended May 28, 2016
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$59,906	$61,943	$-	$(28,859	) (1)	$92,990
Logistics	-	-	23,810	(10,133	) (2)	13,677
Total sales revenue	59,906	61,943	23,810	(38,992)		106,667
Cost of furniture and accessories sold	39,636	31,641	-	(28,858	) (3)	42,419
SG&A expense	15,936	29,614	23,149	(10,611	) (4)	58,088
New store pre-opening costs	-	307	-	-		307
Income from operations	$4,334	$381	$661	$477		$5,853

	Quarter Ended May 30, 2015
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$66,705	$63,921	$-	$(31,159	) (1)	$99,467
Logistics	-	-	21,958	(9,872	) (2)	12,086
Total sales revenue	66,705	63,921	21,958	(41,031)		111,553
Cost of furniture and accessories sold	44,816	32,164	-	(30,059	) (3)	46,921
SG&A expense	17,093	29,742	20,931	(10,341	) (4)	57,425
New store pre-opening costs	-	44	-	-		44
Income from operations (5)	$4,796	$1,971	$1,027	$(631)		$7,163

27 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 28, 2016

(Dollars in thousands except share and per share data)

	Six Months Ended May 28, 2016
	Wholesale	Retail		Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$119,482	$123,538	$-	$(57,628	) (1)	$185,392
Logistics	-	-	48,489	(20,341	) (2)	28,148
Total sales revenue	119,482	123,538	48,489	(77,969)		213,540
Cost of furniture and accessories sold	78,934	62,956	-	(57,485	) (3)	84,405
SG&A expense	31,816	59,439	47,084	(21,294	) (4)	117,045
New store pre-opening costs	-	446	-	-		446
Income from operations (5)	$8,732	$697	$1,405	$810		$11,644

	Six Months Ended May 30, 2015
	Wholesale	Retail		Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$125,510	$121,104	$-	$(57,599	) (1)	$189,015
Logistics	-	-	27,957	(12,612	) (2)	15,345
Total sales revenue	125,510	121,104	27,957	(70,211)		204,360
Cost of furniture and accessories sold	84,798	60,564	-	(56,511	)(3)	88,851
SG&A expense	32,989	58,567	26,938	(13,594	) (4)	104,900
New store pre-opening costs	-	44	-	-		44
Income from operations (5)	$7,723	$1,929	$1,019	$(106)		$10,565

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale and retail segments.
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

(4)

Represents the elimination of rent paid by our retail stores occupying Company-owned real estate, and the elimination of logisitcal services charged by Zenith to Bassett's retail and wholesale segments as follows:

	Quarter Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015

Intercompany logistical services	$(10,133)	$(9,872)	$(20,341)	$(12,612)
Intercompany rents	(478)	(469)	(953)	(982)

Total SG&A expense elimination	$(10,611)	$(10,341)	$(21,294)	$(13,594)

(5) Excludes the effects of asset impairment charges and lease exit costs, which are not allocated to our segments.

28 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 28, 2016

(Dollars in thousands except share and per share data)

The following is a discussion of operating results for our wholesale, retail and logistical services segments:

Wholesale segment

Results for the wholesale segment for the three months ended May 28, 2016 and May 30, 2015 are as follows:

	Quarter Ended				Six Months Ended
	May 28, 2016		May 30, 2015		May 28, 2016		May 30, 2015

Net sales	$59,906	100.0%	$66,705	100.0%	$119,482	100.0%	$125,510	100.0%
Gross profit	20,270	33.8%	21,889	32.8%	40,548	33.9%	40,712	32.4%
SG&A expenses	15,936	26.5%	17,093	25.6%	31,816	26.6%	32,989	26.3%

Income from operations	$4,334	7.3%	$4,796	7.2%	$8,732	7.3%	$7,723	6.2%

Quarterly Analysis of Results - Wholesale

Net sales for the wholesale segment were $59,906 for the second quarter of 2016 as compared to $66,705 for the second quarter of 2015, a decrease of $6,799 or 10%. This sales decrease was driven by a 9.8% decrease in shipments to the BHF store network along with a 13% decrease in open market shipments (outside the BHF store network). The decrease in the sales to the BHF network and the open market was primarily due to general softness at retail. In addition, sales to the open market were impacted by lower sales of the HGTV Home Collection brand that was discontinued in late 2015. Gross margins for the wholesale segment increased to 33.8% for the second quarter of 2016 as compared to 32.8% for the second quarter of 2015 driven largely by higher margins in the imported wood operation from favorable ocean freight and lower impact from discounting in 2016, as we were exiting the open market HGTV Home Collection brand in 2015. In addition, gross margins in the upholstery operation improved due to improved pricing strategies coupled with favorable raw material costs. SG&A as a percentage of sales increased to 26.5% as compared to 25.6% for the second quarter of 2015 primarily due to reduced leverage of fixed costs from lower sales levels partially offset by lower incentive compensation expenses of $489 and bad debt costs of $319. Operating income was $4,334 or 7.3% of sales as compared to $4,796 or 7.2% of sales in the prior year quarter.

Year-to-date Analysis of Results - Wholesale

Net sales for the wholesale segment were $119,482 for the first half of 2016 as compared to $125,510 for the first half of 2015, a decrease of $6,028 or 4.8%. This sales decrease was driven by a 2.9% decrease in shipments to the BHF store network along with a 9.3% decrease in open market shipments (outside the BHF store network). The decrease in sales to the BHF network and the open market was primarily due to general softness at retail. In addition, sales to the open market were impacted by lower sales of the HGTV Home Collection brand that was discontinued in late 2015. Gross margins for the wholesale segment increased to 33.9% for the first half of 2016 as compared to 32.4% for the first half of 2015 driven largely by higher margins in the imported wood operation from favorable ocean freight and lower impact from discounting, as we were exiting the open market HGTV Home Collection brand in 2015. In addition, gross margins in the upholstery operation improved due to improved pricing strategies coupled with favorable raw material costs. SG&A as a percentage of sales increased to 26.6% as compared to 26.3% for the first half of 2015 primarily due to reduced leverage of fixed costs from lower sales levels. The prior year period also included $209 of costs associated with the acquisition of Zenith Freight Lines, LLC. Operating income for the first half of 2016 was $8,732 or 7.3% of sales as compared to $7,723 or 6.2% of sales in the comparable prior year period.

29 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 28, 2016

(Dollars in thousands except share and per share data)

Wholesale shipments by type:	Quarter Ended				Six Months Ended
	May 28, 2016		May 30, 2015		May 28, 2016		May 30, 2015

Wood	$22,210	37.1%	$24,878	37.3%	$44,442	37.2%	$45,191	36.0%
Upholstery	36,806	61.4%	41,042	61.5%	73,568	61.6%	78,914	62.9%
Other	890	1.5%	785	1.2%	1,472	1.2%	1,405	1.1%
Total	$59,906	100.0%	$66,705	100.0%	$119,482	100.0%	$125,510	100.0%

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $10,094 at May 28, 2016 as compared with $16,005 at May 30, 2015.

Retail – Company-owned stores segment

Results for the retail segment for the periods ended May 28, 2016 and May 30, 2015 are as follows:

	Quarter Ended				Six Months Ended
	May 28, 2016		May 30, 2015		May 28, 2016		May 30, 2015

Net sales	$61,943	100.0%	$63,921	100.0%	$123,538	100.0%	$121,104	100.0%
Gross profit	30,302	48.9%	31,757	49.7%	60,582	49.0%	60,540	50.0%
SG&A expenses	29,614	47.9%	29,742	46.5%	59,439	48.1%	58,567	48.4%
New store pre-opening costs	307	0.4%	44	0.1%	446	0.3%	44	0.0%
Income (loss) from operations	$381	0.6%	$1,971	3.1%	$697	0.6%	$1,929	1.6%

Results for comparable stores† (56 stores for both the quarter and six months) are as follows:

	Quarter Ended				Six Months Ended
	May 28, 2016		May 30, 2015		May 28, 2016		May 30, 2015

Net sales	$59,003	100.0%	$61,192	100.0%	$117,054	100.0%	$115,965	100.0%
Gross profit	29,169	49.4%	30,559	49.9%	58,077	49.6%	58,192	50.2%
SG&A expenses	27,963	47.4%	28,269	46.2%	55,736	47.6%	55,616	48.0%
Income from operations	$1,206	2.0%	$2,290	3.7%	$2,341	2.0%	$2,576	2.2%

† “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

30 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 28, 2016

(Dollars in thousands except share and per share data)

Results for all other stores are as follows:

	Quarter Ended				Six Months Ended
	May 28, 2016		May 30, 2015		May 28, 2016		May 30, 2015

Net sales	$2,940	100.0%	$2,729	100.0%	$6,484	100.0%	$5,139	100.0%
Gross profit	1,133	38.5%	1,198	43.9%	2,505	38.6%	2,348	45.7%
SG&A expenses	1,651	56.2%	1,473	54.0%	3,703	57.1%	2,951	57.4%
New store pre-opening costs	307	10.4%	44	1.6%	446	6.9%	44	0.9%
Loss from operations	$(825)	-28.1%	$(319)	-11.7%	$(1,644)	-25.4%	$(647)	-12.6%

Quarterly Analysis of Results - Retail

Net sales for the 58 Company-owned BHF stores were $61,943 for the second quarter of 2016 as compared to $63,921 for the second quarter of 2015, a decrease of $1,978 or 3.1%. The decrease was primarily due to a $2,189 or 3.6% decrease in comparable store sales partially offset by a $211 increase in non-comparable store sales.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores decreased by 3.9% for the second quarter of 2016 as compared to the second quarter of 2015. However, comparable store written sales for the 12-day Memorial Day promotional period increased 24% as compared to the 2015 promotional period.

The consolidated retail operating income for the second quarter of 2016 was $381 as compared to $1,971 for the second quarter of 2015. The 56 comparable stores generated operating income of $1,206 for the quarter, or 2.0% of sales, as compared to $2,290, or 3.7% of sales, for the prior year quarter. Gross margins for comparable stores were 49.4% for the second quarter of 2016 compared to 49.9% for the second quarter of 2015. Lower gross margins were due primarily to increased discounting of clearance items in preparation for a significant product rollout for the Memorial Day holiday promotion. SG&A expenses for comparable stores decreased $306 to $27,936 or 47.4% of sales as compared to 46.2% of sales for the second quarter of 2015. This increase in SG&A as a percentage of sales was primarily driven by reduced leverage of fixed costs from lower sales levels.

Losses from the non-comparable stores in the second quarter of fiscal 2016 were $825 compared with $319 for the second quarter of fiscal 2015, an increase of $506. The loss during the second quarter of 2016 included $307 of pre-opening costs recognized in the quarter primarily associated with the Sterling, Virginia store which opened at the end of the second quarter of 2016. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $100 to $300 per store based on the overall rent costs for the location and the period between the time when the Company takes possession of the physical store space and the time of the store opening. Also included in the non-comparable store loss for the second quarter of 2016 are losses arising from the closure of our stores in Egg Harbor, New Jersey and Fountain Valley, California.

We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $300 to $500 per store. We had no post-opening losses in the second quarter of 2016.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

31 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 28, 2016

(Dollars in thousands except share and per share data)

Year-to-date Analysis of Results - Retail

Net sales for the 58 Company-owned BHF stores were $123,538 for the first half of 2016 as compared to $121,104 for the first half of 2015, an increase of $2,434 or 2.0%. The increase was due to a $1,089 or 0.9% increase in comparable store sales coupled with a $1,345 increase in non-comparable store sales.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores decreased by 2.8% for the first half of 2016 as compared to the first half of 2015.

The consolidated retail operating income for the first half of 2016 was $697 as compared to $1,929 for the first half of 2015. The 56 comparable stores generated operating income of $2,341 for the six months ended May 28, 2016, or 2.0% of sales, as compared to $2,576, or 2.3% of sales, for the comparable prior year period. Gross margins for comparable stores were 49.6% for the first half of 2016 compared to 50.2% for the first half of 2015. Lower gross margins were due primarily to increased discounting of clearance items in preparation for a significant product rollout for the Memorial Day holiday promotion. Also, Company-owned stores experienced increased clearance activity in reducing imported wood furniture placements to make room for more upholstery on its retail floors. SG&A expenses for comparable stores increased $120 to $55,736 or 47.6% of sales as compared to 48.0% of sales for the first half of 2015. This decrease as a percentage of sales is primarily due to greater leverage of fixed costs due to higher sales volumes.

Losses from the non-comparable stores in the first half of fiscal 2016 were $1,644 compared with $647 for the first half of fiscal 2015, an increase of $997. The loss for the six months ended May 28, 2016 included $446 of pre-opening costs recognized in the first half of 2016 primarily associated with the Sterling, Virginia store which opened at the end of the second quarter of 2016. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $100 to $300 per store based on the overall rent costs for the location and the period between the time when the Company takes possession of the physical store space and the time of the store opening. Also included in the non-comparable store loss for the first half of 2016 are losses arising from the closure of our stores in Tucson, Arizona; Egg Harbor, New Jersey and Fountain Valley, California.

We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until 30 days after the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $300 to $500 per store. We had no post-opening losses for the six months ended May 28, 2016.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $26,471, or an average of $456 per open store at May 30, 2016 as compared with was $30,225, or an average of $512 per open store at May 30, 2015.

32 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 28, 2016

(Dollars in thousands except share and per share data)

Logistical services segment

Results for our logistical services segment for the periods ended May 28, 2016 and May 30, 2015 are as follows:

	Quarter Ended				Six Months Ended
	May 28, 2016		May 30, 2015		May 28, 2016		May 30, 2015 (1)

Logistical services revenue	$23,810	100.0%	$21,958	100.0%	$48,489	100.0%	$27,957	100.0%
Operating expenses	23,149	97.2%	20,931	95.3%	47,084	97.1%	26,938	96.4%

Income (loss) from operations	$661	2.8%	$1,027	4.7%	$1,405	2.9%	$1,019	3.6%

(1) Results for logistical services for the six months ended May 30, 2015 include approximately four months of operations from the date of acquisition, February 2, 2015.

Quarterly Analysis of Operations – Logistical Services

Logistical services revenue was $23,810 for the second quarter of 2016 compared with $21, 958 for the second quarter of 2015, an increase of $1,852 or 8.4%, and included increases across all lines of service including line haul transportation, warehousing and home delivery. Revenue from services to third-party customers (excluding intercompany sales to Bassett) were $13,677 for the second quarter of 2016, an increase of $1,591 or 13.2% over the prior year period. The increase is primarily due to growth in our line haul business with existing customers. Operating expenses for the second quarter of 2016 were $23,149 compared with $20,931 for the second quarter of 2015, an increase of $2,218 or 11%. This increase was primarily driven by higher lease expense for both transportation equipment and buildings and higher labor costs in anticipation of increased business. Operating expenses for the quarters ended May 28, 2016 and May 30, 2015 include depreciation and amortization of $806 and $736, respectively.

Zenith’s results for the six months ended May 28, 2016 and May 30, 2015 are not comparable as the 2015 period only includes four months of operations following the date of acquisition. Operating expenses for the six months ended May 28, 2016 and May 30, 2015 include depreciation and amortization of $1,636 and $993, respectively.

Other items affecting Net Income

Acquisition of Zenith

On February 2, 2015 we acquired the remaining 51% ownership interest in Zenith in exchange for cash, Bassett common stock and a note payable with a total fair value of $19,111 which, along with the fair value of our prior 49% interest in Zenith, resulted in a total enterprise value for Zenith of $35,803. In accordance with the acquisition method of accounting, we recognized a gain of $7,212 during the first half of fiscal 2015 for the remeasurement of our previous interest in Zenith. For additional information regarding our acquisition of Zenith, see Note 3 to our condensed consolidated financial statements.

Other loss, net

Prior to our acquisition of Zenith on February 2, 2015, we owned a 49% interest in the company for which we used the equity method of accounting. Accordingly, our equity in the income of Zenith prior to the acquisition date was included in other loss, net, and was $220 for the six months ended May 30, 2015.

Other loss, net, for the second quarter of fiscal 2016 was $600 as compared to $597 for the second quarter of fiscal 2015.

Other loss, net, for the six months ended May 28, 2016 was $1,257 as compared to $1,220 for the six months ended May 30, 2015. The effect of the $220 decline in equity method income attributable to Zenith noted above was partially offset by a $182 charge recorded during the first quarter of 2015 to write down the carrying value of retail real estate in Sugarland, Texas, which was sold during the first half of 2015.

33 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 28, 2016

(Dollars in thousands except share and per share data)

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rate for the three and six months ended May 30, 2016 differs from the federal statutory rate primarily due to the effects of state income taxes and various permanent differences including the favorable impact of the Section 199 manufacturing deduction.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for the first six months of 2016 was $11,010 compared to cash provided by operations of $10,227 for the first six months of 2015, representing an increase of $783 in cash flows from operations. Cash provided by operations for the first six months of 2015 includes cash flows arising from excess tax benefits related to stock based compensation in the amount of $1,032. This amount was previously reported as a cash flow from financing activities and has been reclassified due to our adoption of Accounting Standards Update No. 2016-09 (see Note 1 to our condensed consolidated financial statements). Cash flows resulting from excess tax benefits during the first half of fiscal 2016 were not significant.

Our overall cash position decreased by $6,542 during the first half of 2016. Offsetting cash provided by operations, we used $13,539 of cash in investing activities, primarily consisting of capital expenditures which included the purchase of freight transportation equipment, retail store relocations, retail store remodels, in-process spending on new stores, and expanding and upgrading our manufacturing capabilities. Our expenditure for new tractors and trailers totaled $7,624 during the first half and is expected to average significantly less over the remaining quarters of fiscal 2016. Net cash used in financing activities was $4,013, including dividend payments of $4,145 and stock repurchases of $1,930 under our existing share repurchase plan, of which $15,999 remains authorized at May 28, 2016. Offsetting these uses were proceeds from loans secured by new transportation equipment which exceeded total debt repayments by $1,772. With cash and cash equivalents and short-term investments totaling $52,851 on hand at May 28, 2016, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Effective December 5, 2015, we entered into a new credit facility with our bank which provides for a line of credit of up to $15,000. This credit facility, which matures in December of 2018, is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. At May 28, 2016, we had $1,970 outstanding under standby letters of credit against our line, leaving availability under our credit line of $13,030. In addition, we have outstanding standby letters of credit with another bank totaling $356.

At May 28, 2016 we have outstanding principal totaling $15,858, excluding discounts, under notes payable of which $6,586 matures within one year of the balance sheet date. See Note 9 to our condensed consolidated financial statements for additional details regarding these notes, including collateral and future maturities. We expect to satisfy these obligations as they mature using cash flow from operations or our available cash on hand.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. We had obligations of $159,217 at May 28, 2016 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,254 at May 28, 2016. See Note 12 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

34 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 28, 2016

(Dollars in thousands except share and per share data)

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $26,810 at May 28, 2016. All other retail real estate that we own, consisting of locations formerly leased to our licensees and now leased to others, is included in other assets in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our wholesale segment, was $3,045 at May 28, 2016.

The following table summarizes our total investment in retail real estate owned at May 28, 2016:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	11	276,887	$26,810

Investment real estate leased to others, included in other assets	2	41,021	3,045

Total Company investment in retail real estate	13	317,908	$29,855

(1) Includes two properties encumbered under mortgages totalling $1,536 at May 28, 2016.

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

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 12 to our condensed consolidated financial statements for further information regarding certain contingencies as of May 28, 2016.

35 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 28, 2016

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

We are exposed to market risk from changes in the cost of raw materials used in our manufacturing processes, principally wood, woven fabric, and foam products.  A continued recovery in home construction could result in increases in wood and fabric costs from current levels, and the cost of foam products, which are petroleum-based, is sensitive to changes in the price of oil.

We are also exposed to commodity price risk related to diesel fuel prices for fuel used in our logistical services segment. We manage our exposure to that risk primarily through the application of fuel surcharges to our customers.

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $3,045 at May 28, 2016 for stores formerly operated by licensees as well as our holdings of $26,810 at May 28, 2016 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $2,254 which we have guaranteed on behalf of licensees as of May 28, 2016, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

36 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 28, 2016

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

37 of 40

PART II-OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 28, 2016

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity for the three months ended May 28, 2016 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

February 28, 2016 - April 2, 2016	-	-	-	$16,155
April 3 - April 30, 2016	-	-	-	$16,155
May 1 - May 28, 2016	5,800	$26.88	5,800	$15,999

(1) The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 9, 2014, the Board of Directors increased the remaining limit of the repurchase plan to $20,000. At May 28, 2016, $15,999 remains available for stock repurchases under the plan.

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

Exhibit 4 – Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Accounting Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b – Chief Accounting Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

38 of 40

PART II-OTHER INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

May 28, 2016

(Dollars in thousands except share and per share data)

Exhibit 101 – The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended May 28, 2016 formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and retained earnings, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

Exhibit 101.INS XBRL Instance

Exhibit 101.SCH XBRL Taxonomy Extension Schema

Exhibit 101.CAL XBRL Taxonomy Extension Calculation

Exhibit 101.DEF XBRL Taxonomy Extension Definition

Exhibit 101.LAB XBRL Taxonomy Extension Labels

Exhibit 101.PRE XBRL Taxonomy Extension Presentation

39 of 40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/ Robert H. Spilman, Jr.
Robert H. Spilman, Jr., President and Chief Executive Officer
June 30, 2016

/s/ J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer
June 30, 2016

40 of 40