Form 10-Q
period 2016-08-27
BASSETT FURNITURE INDUSTRIES INC
filed 2016-09-29
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2016

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

At September 16, 2016, 10,801,148 shares of common stock of the Registrant were outstanding.

1 of 40

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 40

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE PERIODS ENDED AUGUST 27, 2016 AND AUGUST 29, 2015 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Nine Months Ended

	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Sales revenue:
Furniture and accessories	$91,465	$97,107	$276,857	$286,122
Logistics	13,247	13,904	41,395	29,250
Total sales revenue	104,712	111,011	318,252	315,372

Cost of furniture and accessories sold	40,091	44,824	124,496	133,676

Selling, general and administrative expenses excluding new store pre-opening costs	56,800	58,303	173,845	163,203
New store pre-opening costs	281	192	727	236
Lease exit costs	-	-	-	419
Asset impairment charges	-	-	-	106
Management restructuring costs	-	-	-	449
Income from operations	7,540	7,692	19,184	17,283

Remeasurement gain on acquisition of affiliate	-	-	-	7,212
Income from Continued Dumping & Subsidy Offset Act	-	-	-	1,066
Other loss, net	(647)	(472)	(1,904)	(1,692)
Income before income taxes	6,893	7,220	17,280	23,869

Income tax expense	2,728	2,954	6,496	9,118
Net income	$4,165	$4,266	$10,784	$14,751

Retained earnings-beginning of period	125,563	115,149	120,904	106,339
Cash dividends	(1,093)	(1,029)	(3,053)	(2,704)
Retained earnings-end of period	$128,635	$118,386	$128,635	$118,386

Basic earnings per share	$0.39	$0.39	$1.00	$1.38

Diluted earnings per share	$0.38	$0.39	$0.99	$1.36

Dividends per share	$0.10	$0.09	$0.28	$0.25

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED AUGUST 27, 2016 AND AUGUST 29, 2015 – UNAUDITED

(In thousands)

	Quarter Ended		Nine Months Ended

	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015

Net income	$4,165	$4,266	$10,784	$14,751
Other comprehensive income:
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	92	60	275	177
Income taxes related to SERP	(35)	(23)	(105)	(67)

Other comprehensive income, net of tax	57	37	170	110

Total comprehensive income	$4,222	$4,303	$10,954	$14,861

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 27, 2016 AND NOVEMBER 28, 2015

(In thousands)

	(Unaudited)
	August 27, 2016	November 28, 2015
Assets
Current assets
Cash and cash equivalents	$28,051	$36,268
Short-term investments	23,125	23,125
Accounts receivable, net	19,302	21,197
Inventories	53,413	59,896
Other current assets	11,519	6,798
Total current assets	135,410	147,284

Property and equipment, net	105,595	96,104

Deferred income taxes	9,006	13,471
Goodwill and other intangible assets	17,440	17,682
Other	8,048	8,002
Total long-term assets	34,494	39,155
Total assets	$275,499	$282,543

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,569	$20,916
Accrued compensation and benefits	11,927	14,345
Customer deposits	20,132	23,999
Dividends payable	-	2,184
Current portion of long-term debt	5,003	5,273
Other accrued liabilities	11,077	13,133
Total current liabilities	67,708	79,850

Long-term liabilities
Post employment benefit obligations	12,634	12,694
Notes payable	9,077	8,500
Other long-term liabilities	3,915	4,133
Total long-term liabilities	25,626	25,327

Stockholders’ equity
Common stock	54,114	54,580
Retained earnings	128,635	120,904
Additional paid-in capital	1,924	4,560
Accumulated other comprehensive loss	(2,508)	(2,678)
Total stockholders' equity	182,165	177,366
Total liabilities and stockholders’ equity	$275,499	$282,543

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 27, 2016 AND AUGUST 29, 2015 – UNAUDITED

(In thousands)

	Nine Months Ended
	August 27, 2016	August 29, 2015
Operating activities:
Net income	$10,784	$14,751
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,866	7,302
Equity in undistributed income of investments and unconsolidated affiliated companies	-	(220)
Provision for restructuring and asset impairment charges	-	106
Non-cash portion of lease exit costs	-	419
Remeasurement gain on acquisition of affiliate	-	(7,212)
Tenant improvement allowance received from lessors	590	933
Deferred income taxes	4,360	3,778
Excess tax benefits from stock-based compensation	87	2,008
Other, net	256	1,445
Changes in operating assets and liabilities:
Accounts receivable	2,334	(751)
Inventories	6,483	(8,165)
Other current assets	(4,721)	(21)
Customer deposits	(3,867)	(3,196)
Accounts payable and accrued liabilities	(6,207)	2,158
Net cash provided by operating activities	18,965	13,335

Investing activities:
Purchases of property and equipment	(18,955)	(11,283)
Proceeds from sales of property and equipment	632	2,952
Cash paid for business acquisition, net of cash acquired	-	(7,323)
Capital contribution to affiliate	-	(1,345)
Net cash used in investing activities	(18,323)	(16,999)

Financing activities:
Cash dividends	(5,238)	(4,806)
Proceeds from the exercise of stock options	114	4,018
Other issuance of common stock	182	254
Repurchases of common stock	(3,989)	(1,374)
Taxes paid related to net share settlement of equity awards	(77)	(178)
Repayments of notes payable	(7,235)	(1,630)
Proceeds from equipment loans	7,384	1,307
Net cash used in financing activities	(8,859)	(2,409)
Change in cash and cash equivalents	(8,217)	(6,073)
Cash and cash equivalents - beginning of period	36,268	26,673
Cash and cash equivalents - end of period	$28,051	$20,600

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2016

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

Adoption of Accounting Standards Update 2016-09

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). While the effective date of ASU 2016-09 is for fiscal years beginning after December 15, 2016, earlier adoption is permitted and we adopted the amendments in ASU 2016-09 during the second quarter of fiscal 2016. This standard simplifies or clarifies several aspects of the accounting for equity-based payment awards, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Certain of these changes are required to be applied retrospectively, while other changes are required to be applied prospectively.

The impact of early adoption resulted in the following:

●

We recorded $46 and $87 of tax benefits within income tax expense for the three and nine months ended August 27, 2016 related to the excess tax benefit on stock based compensation. Prior to adoption this amount this amount would have been recorded as additional paid-in capital. This change could create future volatility in our effective tax rate depending upon the amount of exercise or vesting activity from our stock based awards.

●	We elected to recognized forfeitures as they occur. There was no cumulative effect adjustment as a result of the adoption of this amendment on a modified retrospective basis.

●

We elected to apply the change in classification of cash flows resulting from excess tax benefits or deficiencies on a retrospective basis. Accordingly, $2,008 of excess tax benefits previously reported as a cash flow provided by financing activities during the nine months ended August 29, 2015 has been reclassified to be included in cash flows provided by operating activities.

7 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

●

We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and nine months ended August 27, 2016. The effect of this change on our diluted earnings per share was not significant.

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

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and nine months ended August 27, 2016 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 28, 2015.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rates for the three and nine month periods ended August 27, 2016 and August 29, 2015 differ from the federal statutory rate primarily due to the effects of state income taxes and various permanent differences including the favorable impact of the Section 199 manufacturing deduction.

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

The carrying value of our 49% interest in Zenith prior to the acquisition was $9,480 (see Note 8, unconsolidated affiliated company). In connection with the acquisition, this investment was remeasured to a fair value of $16,692 resulting in the recognition of a gain of $7,212 during the nine months ended August 29, 2015. The impact of this gain upon our basic and diluted earnings per share was approximately $0.42 and $0.41, respectively, net of the related tax expense. The remeasured fair value of our prior interest in Zenith was estimated based on the fair value of the consideration transferred to acquire the remaining 51% of Zenith less an estimated control premium.

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

AUGUST 27, 2016

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

A portion of the fair value of consideration transferred was assigned to identifiable intangible assets as follows:

Description:	Useful Life In Years	Fair Value

Customer relationships	15	$3,038
Trade names	Indefinite	2,490
Technology - customized applications	7	834

Total acquired intangible assets		$6,362

9 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2016

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

The revenue and pre-tax profit of Zenith that is included in our condensed consolidated statements of income is as follows:

	Quarter Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015 (1)

Zenith revenue (2)	$13,247	$13,904	$41,395	$29,250

Zenith pre-tax income	$608	$1,022	$1,917	$1,984

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

Investments

Our short-term investments of $23,125 at both August 27, 2016 and November 28, 2015 consisted of certificates of deposit (CDs) with original terms of twelve months, bearing interest at rates ranging from 0.28% to 1.00%. At August 27, 2016, the weighted average remaining time to maturity of the CDs was approximately ten months and the weighted average yield of the CDs was approximately 0.65%. Each CD is placed with a Federally insured financial institution and all deposits are within Federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at August 27, 2016 and November 28, 2015 approximates their fair value.

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

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

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

5. Accounts Receivable

Accounts receivable consists of the following:

	August 27, 2016	November 28, 2015
Gross accounts receivable	$20,146	$22,372
Allowance for doubtful accounts	(844)	(1,175)
Accounts receivable, net	$19,302	$21,197

Activity in the allowance for doubtful accounts for the nine months ended August 27, 2016 was as follows:

Balance at November 28, 2015	$1,175
Reductions to allowance	(331)
Balance at August 27, 2016	$844

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

Inventories were comprised of the following:

	August 27, 2016	November 28, 2015
Wholesale finished goods	$24,819	$31,253
Work in process	375	318
Raw materials and supplies	10,771	9,793
Retail merchandise	26,899	27,680
Total inventories on first-in, first-out method	62,864	69,044
LIFO adjustment	(8,015)	(7,751)
Reserve for excess and obsolete inventory	(1,436)	(1,397)
	$53,413	$59,896

11 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2016

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 28, 2015	$1,087	$310	$1,397
Additions charged to expense	1,523	386	1,909
Write-offs	(1,485)	(385)	(1,870)
Balance at August 27, 2016	$1,125	$311	$1,436

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

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	August 27, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,038	$(321)	$2,717
Technology - customized applications	834	(189)	645

Total intangible assets subject to amortization	3,872	(510)	3,362

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,588	-	11,588

Total goodwill and other intangible assets	$17,950	$(510)	$17,440

	November 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,038	$(169)	$2,869
Technology - customized applications	834	(99)	735

Total intangible assets subject to amortization	3,872	(268)	3,604

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,588	-	11,588

Total goodwill and other intangible assets	$17,950	$(268)	$17,682

The carrying amounts of goodwill by reportable segment at both August 27, 2016 and November 28, 2015 were as follows:

Wholesale	$4,839
Retail	1,820
Logistical services	4,929

Total goodwill	$11,588

There were no accumulated impairment losses on goodwill as of August 27, 2016 or November 28, 2015.

Amortization expense associated with intangible assets during the three and nine months ended August 27, 2016 and August 29, 2015 was as follows:

	Quarter Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015

Intangible asset amortization expense	$80	$80	$241	$188

13 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

8. Unconsolidated Affiliate

Prior to February 2, 2015 we owned 49% of Zenith and accounted for our investment under the equity method. The balance of our investment in Zenith was adjusted for our equity in the earnings of Zenith through February 2, 2015 of $220 (included in other loss, net in our condensed consolidated statement of income for the nine months ended August 29, 2015), and increased by $1,345 representing our 49% share of a $2,745 capital contribution made to Zenith, a portion of which was used for retirement of certain of Zenith’s debt prior to the acquisition. This activity resulted in a carrying value for our investment in Zenith of $9,480 on the date of acquisition. See Note 3 regarding the remeasurement of this carrying value to fair value in connection with the acquisition and the resulting remeasurement gain of $7,212.

9. Notes Payable and Bank Credit Facility

Our notes payable consist of the following:

	August 27, 2016
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$6,000	$(154)	$5,846
Transportation equipment notes payable	6,787	-	6,787
Real estate notes payable	1,447	-	1,447

Total Debt	14,234	(154)	14,080
Less current portion	(5,125)	122	(5,003)

Total long-term debt	$9,109	$(32)	$9,077

	November 28, 2015
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$9,000	$(312)	$8,688
Transportation equipment notes payable	2,152	-	2,152
Real estate notes payable	2,933	-	2,933

Total Debt	14,085	(312)	13,773
Less current portion	(5,477)	204	(5,273)

Total long-term debt	$8,608	$(108)	$8,500

The future maturities of our notes payable are as follows:

Remainder of fiscal 2016	$503
Fiscal 2017	5,171
Fiscal 2018	5,246
Fiscal 2019	2,324
Fiscal 2020	990
Fiscal 2021	-
Thereafter	-
$14,234

14 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

Zenith Acquisition Note Payable

As part of the consideration given for our acquisition of Zenith on February 2, 2015, we issued an unsecured note payable to the former owner in the amount of $9,000, payable in three annual installments of $3,000 due on each anniversary of the note, the first installment having been paid on February 2, 2016. Interest is payable annually at the one year LIBOR rate, which was established at 0.62% on February 2, 2015 and resets on each anniversary of the note, having reset to the current rate of 1.14% on February 2, 2016. The note was recorded at its fair value in connection with the acquisition resulting in a debt discount that is amortized to the principal amount through the recognition of non-cash interest expense over the term of the note. Interest expense resulting from the amortization of the discount was $46 and $158 for the three and nine months ended August 27, 2016, respectively, and $76 and $177 for the three and nine months ended August 29, 2015, respectively. The current portion of the note due within one year, including unamortized discount, was $2,878 and $2,796 at August 27, 2016 and November 28, 2015, respectively.

Transportation Equipment Notes Payable

Certain of the transportation equipment operated in our logistical services segment is financed by notes payable in the amount of $6,787 and $2,152 at August 27, 2016 and November 28, 2015, respectively. These notes are payable in fixed monthly payments of principal and interest at variable rates of approximately 2.69% at August 27, 2016, with remaining terms of forty to fifty months. The current portion of these notes due within one year was $1,756 and $901 at August 27, 2016 and November 28, 2015, respectively. The notes are secured by tractors, trailers and local delivery trucks with a total net book value of $7,948 and $3,796 at August 27, 2016 and November 28, 2015, respectively.

Real Estate Notes Payable

Certain of our retail real estate properties have been financed through commercial mortgages with outstanding principal totaling $1,447 and $1,709 at August 27, 2016 and November 28, 2015, respectively. The mortgages bear interest at fixed rates of 6.73%. They are collateralized by the respective properties with net book values totaling approximately $5,892 and $5,993 at August 27, 2016 and November 28, 2015, respectively. The current portion of these mortgages due within one year was $369 and $351 as of August 27, 2016 and November 28, 2015, respectively.

Certain of the real estate located in Conover, North Carolina and operated in our logistical services segment was subject to a note payable in the amount of $1,224 at November 28, 2015, all of which was classified as current at that time. The remaining balance due on this note was paid in full during the third quarter of fiscal 2016.

Fair Value

We believe that the carrying amount of our notes payable approximates fair value at both August 27, 2016 and November 28, 2015. In estimating the fair value, we utilize current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 3.

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

At August 27, 2016, we had $1,970 outstanding under standby letters of credit against our line, leaving availability under our credit line of $13,030. In addition, we have outstanding standby letters of credit with another bank totaling $381.

15 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

10. Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for this plan was $11,693 and $11,678 as of August 27, 2016 and November 28, 2015, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	August 27, 2016	November 28, 2015
Accrued compensation and benefits	$749	$749
Post employment benefit obligations	10,944	10,929

Total pension liability	$11,693	$11,678

Components of net periodic pension costs are as follows:

	Quarter Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Service cost	$36	$26	$109	$78
Interest cost	106	94	317	281
Amortization of transition obligation	11	11	32	32
Amortization of loss	81	49	243	146

Net periodic pension cost	$234	$180	$701	$537

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $2,010 and $2,085 as of August 27, 2016 and November 28, 2015, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	August 27, 2016	November 28, 2015
Accrued compensation and benefits	$320	$320
Post employment benefit obligations	1,690	1,765

Total deferred compensation liability	$2,010	$2,085

We recognized expense under this plan during the three and nine months ended August 27, 2016 and August 29, 2015 as follows:

	Quarter Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Deferred compensation expense	$57	$54	$171	$162

16 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

11. Litigation Gain, Impairment Charges and Accrued Lease Exit Costs

Income from Antitrust Litigation Settlement

Cost of furniture and accessories sold for the three and nine months ended August 27, 2016 includes the benefit of $1,428 of income we received from the settlement of class action litigation. This benefit is included in our wholesale segment. We were a member of the certified class of consumers that were plaintiffs in the Polyurethane Foam Antitrust Litigation against various producers of flexible polyurethane foam. The litigation alleged a price-fixing conspiracy in the flexible polyurethane foam industry that caused indirect purchasers to pay higher prices for products that contain flexible polyurethane foam. In 2015 a settlement was reached with several of the producers, though other producers named in the suit filed appeals blocking distribution of the settlement. In June of 2016 the final producer appeal was dismissed and we received $1,428 in cash representing our share of the settlement, which is included in cash provided by operating activities in our statement of cash flows for the nine months ended August 28, 2016.

Impairment Charges and Lease Exit Costs

During the first quarter of fiscal 2015 we announced the closing of our Company-owned retail store location in Memphis, Tennessee. In connection with this closing, we recognized non-cash charges during the nine months ended August 29, 2015 of $419 for the accrual of lease exit costs and $106 for the write off of abandoned leasehold improvements and other store assets.

The following table summarized the activity related to our accrued lease exit costs:

Balance at November 28, 2015	$566

Provisions made to adjust previous estimates	93
Payments and other	(401)
Accretion of interest on obligations	7

Balance at August 27, 2016	$265

Current portion included in other accrued liabilities	$129
Long-term portion included in other long-term liabilities	136
Total accrued lease exit costs at August 27, 2016	$265

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

AUGUST 27, 2016

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

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15 years. Some store leases contain contingent rental provisions based upon sales volume. Our transportation equipment leases have terms ranging from two to seven years with fixed monthly rental payments plus variable charges based upon mileage. The following schedule shows future minimum lease payments under non-cancellable operating leases with terms in excess of one year as of August 27, 2016:

	Retail Stores	Distribution Centers	Transportation Equipment	Total

Remainder of fiscal 2016	$4,764	$1,067	$909	$6,740
Fiscal 2017	20,405	4,160	3,060	27,625
Fiscal 2018	18,349	2,857	1,835	23,041
Fiscal 2019	16,500	1,838	1,808	20,146
Fiscal 2020	15,205	1,230	1,743	18,178
Fiscal 2021	13,234	1,254	1,169	15,657
Thereafter	37,315	3,023	1,217	41,555
Total future minimum lease payments	$125,772	$15,429	$11,741	$152,942

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,098 and $2,494 at August 27, 2016 and November 28, 2015, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at August 27, 2016 and November 28, 2015 was not material.

18 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

13. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended August 27, 2016:

Basic earnings per share	$4,165	10,739,006	$0.39
Add effect of dilutive securities:
Options and restricted shares	-	139,661	(0.01)
Diluted earnings per share	$4,165	10,878,667	$0.38

For the quarter ended August 29, 2015:

Basic earnings per share	$4,266	10,816,293	$0.39
Add effect of dilutive securities:
Options and restricted shares	-	116,575	-
Diluted earnings per share	$4,266	10,932,868	$0.39

For the nine months ended August 27, 2016:

Basic earnings per share	$10,784	10,762,106	$1.00
Add effect of dilutive securities:
Options and restricted shares		139,834	(0.01)
Diluted earnings per share	$10,784	10,901,940	$0.99

For the nine months ended August 29, 2015:

Basic earnings per share	$14,751	10,658,416	$1.38
Add effect of dilutive securities:
Options and restricted shares	-	153,787	(0.02)
Diluted earnings per share	$14,751	10,812,203	$1.36

For the three and nine months ended August 27, 2016 and August 29, 2015, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015

Unvested shares	2,000	2,000	7,814	8,354

19 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

14. Segment Information

We have strategically aligned our business into three reportable segments as defined in ASC 280, Segment Reporting, and as described below:

●

Wholesale. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (Company-owned and licensee-owned retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both Company- and licensee-owned stores. Also included in our wholesale segment are our short-term investments and our holdings of retail real estate previously leased as licensee stores. The earnings and costs associated with these assets are included in other loss, net, in our condensed consolidated statements of income.

●

Retail – Company-owned stores. Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities and capital expenditures directly related to these stores.

●

Logistical services. With our acquisition of Zenith on February 2, 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statement of income. Zenith’s operating costs are included in selling, general and administrative expenses and were $22,317 and $69,400 for the three and nine months ended August 27, 2016, respectively; $22,850 for the three months ended August 29, 2015 and $49,517 from the date of acquisition through August 29, 2015. Amounts charged by Zenith to the Company for logistical services prior to the date of acquisition are included in selling, general and administrative expenses, and our equity in the earnings of Zenith prior to the date of acquisition is included in other loss, net, in the accompanying statements of income.

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

20 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Sales Revenue
Wholesale	$58,303	$62,165	$177,785	$187,675
Retail - Company-owned stores	61,216	62,009	184,754	183,113
Logistical services	22,991	23,650	71,480	51,607
Inter-company eliminations:
Furniture and accessories	(28,054)	(27,067)	(85,682)	(84,666)
Logistical services	(9,744)	(9,746)	(30,085)	(22,357)
Consolidated	$104,712	$111,011	$318,252	$315,372

Income from Operations
Wholesale	$5,648	$3,795	$14,380	$11,518
Retail - Company-owned stores	768	2,037	1,465	3,967
Logistical services	674	1,070	2,079	2,089
Inter-company elimination	450	790	1,260	683
Management restructuring costs	-	-	-	(449)
Lease exit costs	-	-	-	(419)
Asset impairment charges	-	-	-	(106)
Consolidated	$7,540	$7,692	$19,184	$17,283

Depreciation and Amortization
Wholesale	$538	$501	$1,453	$1,539
Retail - Company-owned stores	1,455	1,326	4,515	4,024
Logistical services	1,262	745	2,898	1,739
Consolidated	$3,255	$2,572	$8,866	$7,302

Capital Expenditures
Wholesale	$2,808	$1,793	$5,799	$4,138
Retail - Company-owned stores	1,080	1,448	4,060	5,326
Logistical services	951	100	9,096	1,819
Consolidated	$4,839	$3,341	$18,955	$11,283

	As of	As of
Identifiable Assets	August 27, 2016	November 28, 2015
Wholesale	$135,045	$146,878
Retail - Company-owned stores	89,871	88,878
Logistical services	50,583	46,787
Consolidated	$275,499	$282,543

21 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

15. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. In addition, during 2016 the FASB has issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, all of which clarify certain implementation guidance within ASU 2014-09, and ASU 2016-11, which rescinds certain SEC guidance within the ASC effective upon an entity’s adoption of ASU 2014-09. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. Therefore the amendments in ASU 2014-09 will become effective for us as of the beginning of our 2019 fiscal year. We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements and have not made any decision on the method of adoption.

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

AUGUST 27, 2016

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. Among the types of cash flows addressed are payments for costs related to debt prepayments or extinguishments, payments representing accreted interest on discounted debt, payments of contingent consideration after a business combination, proceeds from insurance claims and company-owned life insurance, and distributions from equity method investees, among others. The amendments in ASU 2016-15 are to be adopted retrospectively and will become effective for as at the beginning of our 2019 fiscal year. Early adoption, including adoption in an interim period, is permitted. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

See Note 1 regarding our adoption of ASU 2016-09, issued by the FASB in March 2016.

23 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 114-year history has instilled the principles of quality, value, and integrity in everything we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and meet the demands of a global economy.

With 91 BHF stores at August 27, 2016, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 25 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We have factories in Newton, North Carolina and Grand Prairie, Texas that manufacture upholstered furniture, a factory in Martinsville, Virginia that primarily assembles and finishes our custom casual dining offerings and a factory in Bassett, Virginia that assembles and finishes our recently introduced “Bench Made” line of furniture. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its process, with custom pieces often manufactured within two weeks of taking the order in our stores. Our logistics team then promptly ships the product to one of our home delivery hubs or to a location specified by our licensees in a timeframe to meet the 30 day promise.  In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture and certain upholstery offerings from several foreign plants, primarily in Vietnam and China. Over 65% of the products we currently sell are manufactured in the United States.

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

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

In September of 2011, we announced the formation of a strategic partnership with HGTV (Home and Garden Television), a division of Scripps Networks, LLC, which combines our heritage in the furniture industry with the penetration of 96 million households in the United States that HGTV enjoys today.  As part of this alliance, the in-store design centers have been co-branded with HGTV to more forcefully market the concept of a “home makeover”, an important point of differentiation for our stores that also mirrors much of the programming content on the HGTV network. We believe the new co-branded design centers coupled with the targeted national advertising on HGTV have played a key role in our improved comparable store sales since their introduction. In October of 2015, we announced the extension of our partnership with HGTV through 2019. While continuing to feature HGTV branded custom upholstery products in our HGTV Home Design Studios in BHF stores, we have now expanded the concept to select independent dealers. We believe this will provide additional growth outside our BHF store network.

At August 27, 2016, our BHF store network included 59 Company-owned stores and 32 licensee-owned stores. During the first nine months of 2016, we closed three underperforming stores in Tucson, Arizona; Egg Harbor, New Jersey and Fountain Valley, California. We opened a new store in Sterling, Virginia during the second quarter of 2016 and opened another new store in Hunt Valley, Maryland during the third quarter of 2016.

Due to the improved operating performance of our retail network over the last few years, we are expanding our retail presence in various parts of the country. We currently have signed leases for three new stores that we expect to open during fiscal 2017. In addition, we have a signed lease for the repositioning of one of our legacy stores to an improved location which we expect to occur in the first half of 2017. We are also in various stages of negotiation on several leases for both new store locations and relocations of existing stores. While there can be no assurance that any of these leases will be completed, we expect additional store openings and relocations during fiscal 2017.

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

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

Results of Operations – Periods ended August 27, 2016 compared with periods ended August 29, 2015:

Net sales of furniture and accessories, logistics revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense, other charges and income from operations were as follows for the periods ended August 27, 2016 and August 29, 2015:

	Quarter Ended				Nine Months Ended
	August 27, 2016		August 29, 2015		August 27, 2016		August 29, 2015

Sales revenue:
Furniture and accessories	$91,465	87.3%	$97,107	87.5%	$276,857	87.0%	$286,122	90.7%
Logistics revenue	13,247	12.7%	13,904	12.5%	41,395	13.0%	29,250	9.3%
Total sales revenue	104,712	100.0%	111,011	100.0%	318,252	100.0%	315,372	100.0%
Cost of furniture and accessories sold	40,091	38.3%	44,824	40.4%	124,496	39.1%	133,676	42.4%
SG&A expenses	56,800	54.2%	58,303	52.5%	173,845	54.6%	163,203	51.7%
New store pre-opening costs	281	0.3%	192	0.2%	727	0.2%	236	0.1%
Other charges	-	0.0%	-	0.0%	-	0.0%	974	0.3%

Income from operations	$7,540	7.2%	$7,692	6.9%	$19,184	6.1%	$17,283	5.5%

Refer to the segment information which follows for a discussion of the significant factors and trends affecting our results of operations for the three and nine months ended August 27, 2016 as compared with the prior year periods.

26 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

Segment Information

We have strategically aligned our business into three reportable segments as described below:

Wholesale. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (Company-owned and licensee-owned retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both Company- and licensee-owned stores. We eliminate the sales between our wholesale and retail segments as well as the imbedded profit in the retail inventory for the consolidated presentation in our financial statements. Also included in our wholesale segment are our short-term investments and our holdings of retail real estate previously leased as licensee stores. The earnings and costs associated with these assets are included in other loss, net, in our condensed consolidated statements of income.

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

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Quarter Ended August 27, 2016
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$58,303	$61,216	$-	$(28,054	)(1)	$91,465
Logistics	-	-	22,991	(9,744	)(2)	13,247
Total sales revenue	58,303	61,216	22,991	(37,798)		104,712
Cost of furniture and accessories sold	37,637	30,478	-	(28,024	)(3)	40,091
SG&A expense	15,018	29,689	22,317	(10,224	)(4)	56,800
New store pre-opening costs	-	281	-	-		281
Income from operations	$5,648	$768	$674	$450		$7,540

	Quarter Ended August 29, 2015
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$62,165	$62,009	$-	$(27,067	)(1)	$97,107
Logistics	-	-	23,650	(9,746	)(2)	13,904
Total sales revenue	62,165	62,009	23,650	(36,813)		111,011
Cost of furniture and accessories sold	41,332	30,868	-	(27,376	)(3)	44,824
SG&A expense	17,038	28,912	22,580	(10,227	)(4)	58,303
New store pre-opening costs	-	192	-	-		192
Income from operations (5)	$3,795	$2,037	$1,070	$790		$7,692

27 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

	Nine Months Ended August 27, 2016
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$177,785	$184,754	$-	$(85,682	) (1)	$276,857
Logistics	-	-	71,480	(30,085	) (2)	41,395
Total sales revenue	177,785	184,754	71,480	(115,767)		318,252
Cost of furniture and accessories sold	116,571	93,434	-	(85,509	) (3)	124,496
SG&A expense	46,834	89,128	69,401	(31,518	) (4)	173,845
New store pre-opening costs	-	727	-	-		727
Income from operations (5)	$14,380	$1,465	$2,079	$1,260		$19,184

	Nine Months Ended August 29, 2015
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$187,675	$183,113	$-	$(84,666	) (1)	$286,122
Logistics	-	-	51,607	(22,357	) (2)	29,250
Total sales revenue	187,675	183,113	51,607	(107,023)		315,372
Cost of furniture and accessories sold	126,130	91,432	-	(83,886	) (3)	133,676
SG&A expense	50,027	87,478	49,518	(23,820	) (4)	163,203
New store pre-opening costs	-	236	-	-		236
Income from operations (5)	$11,518	$3,967	$2,089	$683		$18,257

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale and retail segments.
(3)	Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment, as well as the change for the period in the elimination of intercompany profit in ending retail inventory.
(4)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate, and the elimination of logisitcal services charged by Zenith to Bassett's retail and wholesale segments as follows:

	Quarter Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015

Intercompany logistical services	$(9,744)	$(9,746)	$(30,085)	$(22,357)
Intercompany rents	(480)	(481)	(1,433)	(1,463)

Total SG&A expense elimination	$(10,224)	$(10,227)	$(31,518)	$(23,820)

(5)	Excludes the effects of management restucturing costs, asset impairment charges and lease exit costs, which are not allocated to our segments.

28 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

Wholesale segment

Results for the wholesale segment for the three and nine months ended August 27, 2016 and August 29, 2015 are as follows:

	Quarter Ended				Nine Months Ended
	August 27, 2016		August 29, 2015		August 27, 2016		August 29, 2015

Net sales	$58,303	100.0%	$62,165	100.0%	$177,785	100.0%	$187,675	100.0%
Gross profit	20,666	35.4%	20,833	33.5%	61,214	34.4%	61,545	32.8%
SG&A expenses	15,018	25.7%	17,038	27.4%	46,834	26.3%	50,027	26.7%

Income from operations	$5,648	9.8%	$3,795	6.1%	$14,380	8.1%	$11,518	6.1%

Quarterly Analysis of Results - Wholesale

Net sales for the wholesale segment were $58,303 for the third quarter of 2016 as compared to $62,165 for the third quarter of 2015, a decrease of $3,862 or 6.2%. This sales decrease was driven by a 16% decrease in open market shipments (outside the BHF store network) while shipments to the BHF store network were essentially flat compared to the prior year period. The decrease in sales to the open market was primarily due to lower sales of imported product primarily from the discontinuation of our relationship with a significant customer and loss of sales from the HGTV Home Collection brand, exited late in 2015. Gross margins for the wholesale segment were 35.4% for the third quarter of 2016 as compared to 33.5% for the third quarter of 2015. This increase is primarily due to the $1,428 million settlement of the Polyurethane Foam Antitrust Litigation. Excluding the effects of the legal settlement, the gross margin would have been 33.0%. This decrease is due primarily to lower margins in domestic wood operations associated with introduction of new products into the growing Bench Made line. SG&A as a percentage of sales decreased to 25.7% as compared to 27.4% for the third quarter of 2015 primarily due to lower incentive compensation expenses of $612 and bad debt costs of $444. Operating income was $5,648 or 9.8% of sales as compared to $3,795 or 6.1% of sales in the prior year quarter.

Year-to-date Analysis of Results - Wholesale

Net sales for the wholesale segment were $177,785 for the first nine months of 2016 as compared to $187,675 for the first nine months of 2015, a decrease of $9,890 or 5.3%. This sales decrease was driven by a 12% decrease in open market shipments (outside the BHF store network) and a 1.9% decrease in shipments to the BHF store network. The decrease in sales to the BHF network and the open market was primarily due to general softness at retail. In addition, sales to the open market were impacted by the loss of sales from the HGTV Home Collection branded line of wood furniture, which was discontinued in late 2015 and the discontinuation of our relationship with a significant customer. Gross margins for the wholesale segment were 34.4% for the first nine months of 2016 as compared to 32.8% for the first nine months of 2015. Excluding the above mentioned legal settlement, the gross margin for the nine months of 2016 would have been 33.6%. This increase over 2015 was driven largely by higher margins in the imported wood operation from favorable ocean freight and lower impact from discounting, as we were exiting the open market HGTV Home Collection brand in 2015. In addition, gross margins in the upholstery operation improved due to improved pricing strategies coupled with favorable raw material costs. In August 2016, Hanjin Shipping Co. LTD filed for bankruptcy protection at the Seoul Central District Court. Hanjin is one of the top 10 container carriers in the world in terms of capacity. While we were not directly impacted by the filing, we expect ocean container rates to increase throughout the network and potentially reduce our margins on imported product in the future. SG&A as a percentage of sales decreased to 26.3% as compared to 26.7% for the first nine months of 2015 primarily due to lower incentive compensation expenses of $880 and bad debt costs of $706. The prior year period also included $335 of costs associated with the acquisition of Zenith. Operating income for the first nine months of 2016 was $14,380 or 8.1% of sales as compared to $11,518 or 6.1% of sales in the comparable prior year period.

29 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

Wholesale shipments by type:	Quarter Ended				Nine Months Ended
	August 27, 2016		August 29, 2015		August 27, 2016		August 29, 2015

Wood	$21,503	36.9%	$23,381	37.6%	$65,945	37.1%	$69,043	36.8%
Upholstery	36,300	62.3%	38,141	61.4%	109,868	61.8%	117,054	62.4%
Other	500	0.9%	643	1.0%	1,972	1.1%	1,578	0.8%
Total	$58,303	100.0%	$62,165	100.0%	$177,785	100.0%	$187,675	100.0%

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $10,544 at August 27, 2016 as compared with $12,916 at August 29, 2015.

Retail – Company-owned stores segment

Results for the retail segment for the periods ended August 27, 2016 and August 29, 2015 are as follows:

	Quarter Ended				Nine Months Ended
	August 27, 2016		August 29, 2015		August 27, 2016		August 29, 2015

Net sales	$61,216	100.0%	$62,009	100.0%	$184,754	100.0%	$183,113	100.0%
Gross profit	30,738	50.2%	31,141	50.2%	91,320	49.4%	91,681	50.1%
SG&A expenses	29,689	48.5%	28,912	46.6%	89,128	48.2%	87,478	47.8%
New store pre-opening costs	281	0.5%	192	0.3%	727	0.4%	236	0.1%
Income from operations	$768	1.3%	$2,037	3.3%	$1,465	0.8%	$3,967	2.2%

Results for comparable stores† (56 stores for both the quarter and nine months) are as follows:

	Quarter Ended				Nine Months Ended
	August 27, 2016		August 29, 2015		August 27, 2016		August 29, 2015

Net sales	$59,371	100.0%	$59,884	100.0%	$176,425	100.0%	$175,849	100.0%
Gross profit	29,803	50.2%	30,167	50.4%	87,880	49.8%	88,359	50.2%
SG&A expenses	28,353	47.8%	27,621	46.1%	84,088	47.7%	83,237	47.3%
Income from operations	$1,450	2.4%	$2,546	4.3%	$3,792	2.1%	$5,122	2.9%

† “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended				Nine Months Ended
	August 27, 2016		August 29, 2015		August 27, 2016		August 29, 2015

Net sales	$1,845	100.0%	$2,125	100.0%	$8,329	100.0%	$7,264	100.0%
Gross profit	935	50.7%	974	45.8%	3,440	41.3%	3,322	45.7%
SG&A expenses	1,336	72.4%	1,291	60.8%	5,040	60.5%	4,241	58.4%
New store pre-opening costs	281	15.2%	192	9.0%	727	8.7%	236	3.2%
Loss from operations	$(682)	-37.0%	$(509)	-24.0%	$(2,327)	-27.9%	$(1,155)	-15.9%

30 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

Quarterly Analysis of Results - Retail

Net sales for the 59 Company-owned BHF stores were $61,216 for the third quarter of 2016 as compared to $62,009 for the third quarter of 2015, a decrease of $793 or 1.3%. The decrease was primarily due to a $513 or 0.9% decrease in comparable store sales along with a $280 decrease in non-comparable store sales.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 7.9% for the third quarter of 2016 as compared to the third quarter of 2015.

The consolidated retail operating income for the third quarter of 2016 was $768 as compared to $2,037 for the third quarter of 2015. The 56 comparable stores generated operating income of $1,450 for the quarter, or 2.4% of sales, as compared to $2,546, or 4.3% of sales, for the prior year quarter. Gross margins for comparable stores were 50.2% for the third quarter of 2016 compared to 50.4% for the third quarter of 2015. SG&A expenses for comparable stores increased $732 to $28,353 or 47.8% of sales as compared to 46.1% of sales for the third quarter of 2015 driven primarily by higher advertising and promotional costs of $496 and health care costs of $163.

Losses from the non-comparable stores in the third quarter of fiscal 2016 were $682 compared with $509 for the third quarter of fiscal 2015, an increase of $173. The loss during the third quarter of 2016 included $281 of pre-opening costs recognized in the quarter primarily associated with the Hunt Valley, Maryland store which opened at the end of the third quarter of 2016 along with three other stores expected to open during the first half of 2017. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $100 to $300 per store based on the overall rent costs for the location and the period between the time when the Company takes possession of the physical store space and the time of the store opening. Also included in the non-comparable store loss for the third quarter of 2016 are the operations of the Woodland Hills, California store that opened during the fourth quarter of 2015 and the Sterling, Virginia store that opened late in the second quarter of 2016.

We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $300 to $500 per store. We had post-opening losses of $235 in the third quarter of 2016 associated with the Sterling, Virginia store and none during the prior year period.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Year-to-date Analysis of Results - Retail

Net sales for the 59 Company-owned BHF stores were $184,754 for the first nine months of 2016 as compared to $183,113 for the first nine months of 2015, an increase of $1,641 or 0.9%. The increase was due to a $576 or 0.3% increase in comparable store sales coupled with a $1,065 increase in non-comparable store sales.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores decreased by 0.5% for the first nine months of 2016 as compared to the first nine months of 2015.

The consolidated retail operating income for the first nine months of 2016 was $1,465 as compared to $3,967 for the first nine months of 2015. The 56 comparable stores generated operating income of $3,792 for the nine months ended August 27, 2016, or 2.1% of sales, as compared to $5,122, or 2.9% of sales, for the comparable prior year period. Gross margins for comparable stores were 49.8% for the first nine months of 2016 compared to 50.2% for the first nine months of 2015. Lower gross margins were due primarily to increased discounting of clearance items in preparation for a significant product rollout for the Memorial Day holiday promotion. Also, Company-owned stores experienced increased clearance activity in reducing imported wood furniture placements to make room for more upholstery on their retail floors. SG&A expenses for comparable stores increased $851 to $84,088 or 47.7% of sales as compared to 47.3% of sales for the first nine months of 2015 driven primarily by higher advertising and promotional costs of $738 and health care costs of $111.

31 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

Losses from the non-comparable stores in the first nine months of fiscal 2016 were $2,327 compared with $1,155 for the first nine months of fiscal 2015, an increase of $1,172. The loss for the nine months ended August 27, 2016 included $727 of pre-opening costs recognized in the first nine months of 2016 primarily associated with the Sterling, Virginia and Hunt Valley, Maryland stores which opened at the end of the second and third quarters of 2016, respectively, along with three other stores expected to open during the first half of 2017. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $100 to $300 per store based on the overall rent costs for the location and the period between the time when the Company takes possession of the physical store space and the time of the store opening. Also included in the non-comparable store loss for the first half of 2016 are losses arising from the closure of our stores in Tucson, Arizona; Egg Harbor, New Jersey and Fountain Valley, California and the operations of the Woodland Hills, California store opened during the fourth quarter of 2015.

We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until 30 days after the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $300 to $500 per store. We had post-opening losses of $235 for the nine months ended August 27, 2016 associated with the Sterling, Virginia store and none during the prior year period.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $27,594, or an average of $468 per open store at August 27, 2016 as compared with a retail backlog of $26,369, or an average of $447 per open store at August 29, 2015.

Logistical services segment

Results for our logistical services segment for the periods ended August 27, 2016 and August 29, 2015 are as follows:

	Quarter Ended				Nine Months Ended
	August 27, 2016		August 29, 2015		August 27, 2016		August 29, 2015

Logistical services revenue	$22,991	100.0%	$23,650	100.0%	$71,480	100.0%	$51,607	100.0%
Operating expenses	22,317	97.1%	22,580	95.5%	69,401	97.1%	49,518	96.0%

Income (loss) from operations	$674	2.9%	$1,070	4.5%	$2,079	2.9%	$2,089	4.0%

(1) Results for logistical services for the nine months ended August 29, 2015 include approximately seven months of operations from the date of acquisition, February 2, 2015.

Quarterly Analysis of Operations – Logistical Services

Logistical services revenue was $22,991 for the third quarter of 2016 compared with $23,650 for the third quarter of 2015, a decrease of $659 or 2.8%, as declines in revenue from line haul transportation and warehousing services were partially offset by increases in home delivery. Revenue from services to third-party customers (excluding intercompany sales to Bassett) were $13,247 for the third quarter of 2016, a decrease of $657 or 4.7% over the prior year period. The decrease is primarily due to softness in the furniture retail environment resulting in less demand for Zenith’s services. Operating expenses for the third quarter of 2016 were $22,317 or 97.1% of revenue compared with $22,580 or 95.5% of revenue for the third quarter of 2015 driven by higher planned fixed costs in anticipation of higher freight and warehousing revenue.

Zenith’s results for the nine months ended August 27, 2016 and August 29, 2015 are not comparable as the 2015 period only includes seven months of operations following the date of acquisition.

32 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

Other items affecting Net Income

Acquisition of Zenith

On February 2, 2015 we acquired the remaining 51% ownership interest in Zenith in exchange for cash, Bassett common stock and a note payable with a total fair value of $19,111 which, along with the fair value of our prior 49% interest in Zenith, resulted in a total enterprise value for Zenith of $35,803. In accordance with the acquisition method of accounting, we recognized a gain of $7,212 during the nine months ended August 29, 2015 for the remeasurement of our previous interest in Zenith. For additional information regarding our acquisition of Zenith, see Note 3 to our condensed consolidated financial statements.

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

Other loss, net

Prior to our acquisition of Zenith on February 2, 2015, we owned a 49% interest in the company for which we used the equity method of accounting. Accordingly, our equity in the income of Zenith prior to the acquisition date was included in other loss, net, and was $220 for the nine months ended August 29, 2015.

Other loss, net, for the third quarter of fiscal 2016 was $647 as compared to $472 for the third quarter of fiscal 2015, an increase of $175. Lower gains from reductions in lease guarantee reserves, higher investment real estate expenses and reduced interest income were partially offset by lower interest expense.

Other loss, net, for the nine months ended August 27, 2016 was $1,904 as compared to $1,692 for the nine months ended August 29, 2015, an increase of $212. The effect of the $220 decline in equity method income attributable to Zenith noted above along with lower gains from reductions in lease guarantee reserves and higher investment real estate expenses was partially offset by a $182 charge recorded during the first quarter of 2015 to write down the carrying value of retail real estate in Sugarland, Texas, which was sold during the first nine months of 2015.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rate for the three and nine months ended August 27, 2016 differs from the federal statutory rate primarily due to the effects of state income taxes and various permanent differences including the favorable impact of the Section 199 manufacturing deduction.

33 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for the first nine months of 2016 was $18,965 compared to cash provided by operations of $13,335 for the first nine months of 2015, representing an increase of $5,630 in cash flows from operations. Operating cash flows for the current year period benefited from reductions in inventory levels whereas prior year operating cash flows were impacted by increases in inventory levels associated with new product introductions and increased purchase activity to support higher order volume. Cash provided by operations for the first nine months of 2016 includes cash flows arising from excess tax benefits related to stock based compensation in the amount of $87 compared to $2,008 associated with such excess tax benefits during the comparable prior year period. This amount was previously reported as a cash flow from financing activities and has been reclassified due to our adoption of Accounting Standards Update No. 2016-09 (see Note 1 to our condensed consolidated financial statements).

Our overall cash position decreased by $8,217 during the first nine months of 2016. Offsetting cash provided by operations, we used $18,955 of cash in investing activities, primarily consisting of capital expenditures which included the purchase of freight transportation equipment, retail store relocations, retail store remodels, in-process spending on new stores, and expanding and upgrading our manufacturing capabilities. Net cash used in financing activities was $8,859, including dividend payments of $5,238 and stock repurchases of $3,989 under our existing share repurchase plan, of which $13,939 remains authorized at August 27, 2016. Offsetting these uses were stock issuance net proceeds of $219 and proceeds from loans secured by new transportation equipment which exceeded total debt repayments by $149. With cash and cash equivalents and short-term investments totaling $51,176 on hand at August 27, 2016, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Effective December 5, 2015, we entered into a new credit facility with our bank which provides for a line of credit of up to $15,000. This credit facility, which matures in December of 2018, is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. At August 27, 2016, we had $1,970 outstanding under standby letters of credit against our line, leaving availability under our credit line of $13,030. In addition, we have outstanding standby letters of credit with another bank totaling $356.

At August 27, 2016 we have outstanding principal totaling $14,234, excluding discounts, under notes payable of which $5,125 matures within one year of the balance sheet date. See Note 9 to our condensed consolidated financial statements for additional details regarding these notes, including collateral and future maturities. We expect to satisfy these obligations as they mature using cash flow from operations or our available cash on hand.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. We had obligations of $152,942 at August 27, 2016 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,098 at August 27, 2016. See Note 12 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

34 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $26,630 at August 27, 2016. All other retail real estate that we own, consisting of locations formerly leased to our licensees and now leased to others, is included in other assets in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our wholesale segment, was $3,007 at August 27, 2016.

The following table summarizes our total investment in retail real estate owned at August 27, 2016:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	11	276,887	$26,630

Investment real estate leased to others, included in other assets	2	41,021	3,007

Total Company investment in retail real estate	13	317,908	$29,637

(1) Includes two properties encumbered under mortgages totalling $1,447 at August 27, 2016.

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

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 12 to our condensed consolidated financial statements for further information regarding certain contingencies as of August 27, 2016.

35 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2016

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $3,007 at August 27, 2016 for stores formerly operated by licensees as well as our holdings of $26,630 at August 27, 2016 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $2,098 which we have guaranteed on behalf of licensees as of August 27, 2016, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

AUGUST 27, 2016

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

37 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity for the three months ended August 27, 2016 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

May 29, 2016 - July 2, 2016	100	$26.05	100	$15,997
July 3 - July 30, 2016	70,640	$25.23	67,700	$14,291
July 31 - August 27, 2016	13,800	$25.49	13,800	$13,939

.

(1) The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998.

      On October 9, 2014, the Board of Directors increased the remaining limit of the repurchase plan to $20,000. At August 27, 2016, $13,939 remains available for stock repurchases under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

a.     Exhibits:

Exhibit 3a – Articles of Incorporation as amended to date are incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended February 28, 1994.

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

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b – Chief Financial Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

38 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2016

(Dollars in thousands except share and per share data)

Exhibit 101 – The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended August 27, 2016 formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and retained earnings, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

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

September 29, 2016

/s/             J. Michael Daniel

J. Michael Daniel, Senior Vice President and Chief Financial Officer

September 29, 2016

40 of 40