Form 10-K
period 2016-11-26
BASSETT FURNITURE INDUSTRIES INC
filed 2017-01-19
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 26, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 28, 2016 was $305,120,055.

The number of shares of the Registrant’s common stock outstanding on January 6, 2017 was 10,722,947.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be held March 8, 2017, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

As used herein, unless the context otherwise requires, “Bassett,” the “Company,” “we,” “us” and “our” refer to Bassett Furniture Industries, Incorporated and its subsidiaries. References to 2016, 2015, 2014, 2013 and 2012 mean the fiscal years ended November 26, 2016, November 28, 2015, November 29, 2014, November 30, 2013 and November 24, 2012. Please note that fiscal 2013 contained 53 weeks.

Safe-harbor, forward-looking statements

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors, which should be read in conjunction with Item 1A “Risk Factors”, that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

●	competitive conditions in the home furnishings industry

●	general economic conditions, including the strength of the housing market in the United States

●	overall retail traffic levels and consumer demand for home furnishings

●	ability of our customers and consumers to obtain credit

●	Bassett store openings and store closings and the profitability of the stores (independent licensees and Company-owned retail stores)

●	ability to implement our Company-owned retail strategies and realize the benefits from such strategies as they are implemented

●	fluctuations in the cost and availability of raw materials, labor and sourced products

●	results of marketing and advertising campaigns

●	effectiveness and security of our information technology systems

●	future tax legislation, or regulatory or judicial positions

●	ability to efficiently manage the import supply chain to minimize business interruption

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

With 90 BHF stores at November 26, 2016, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 25 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

In September of 2011, we announced the formation of a strategic partnership with HGTV (Home and Garden Television), a division of Scripps Networks, LLC, which combines our heritage in the furniture industry with the penetration of 96 million households in the United States that HGTV enjoys today.  As part of this alliance, the in-store design centers have been co-branded with HGTV to more forcefully market the concept of a “home makeover”, an important point of differentiation for our stores that also mirrors much of the programming content on the HGTV network. We believe the co-branded design centers coupled with the targeted national advertising on HGTV have played a key role in driving sales at our stores. In October of 2015, we announced the extension of our partnership with HGTV through 2019. While continuing to feature HGTV branded custom upholstery products in our HGTV HOME Design Studios in BHF stores, we have now expanded the concept to select independent dealers. We believe this will provide additional growth outside our BHF store network.

Operating Segments

We have strategically aligned our business into three reportable segments: Wholesale, Retail – Company-owned stores, and Logistical Services.

The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BHF stores (licensee-owned stores and Company-owned retail stores) and independent furniture retailers. Our retail segment consists of 59 Company-owned and operated stores. The following table shows the number of Company-owned stores by state as of November 26, 2016:

	Number of		Number of
State	Stores	State	Stores
Alabama	1	Mississippi	1
Arizona	1	Missouri	1
Arkansas	1	Nevada	1
California	4	New Jersey	1
Connecticut	4	New York	4
Delaware	1	North Carolina	5
Florida	3	Ohio	1
Georgia	3	South Carolina	1
Kentucky	1	Tennessee	1
Maryland	4	Texas	12
Massachusetts	3	Virginia	5
		Total	59

With our acquisition of Zenith on February 2, 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry.

Wholesale Segment Overview

The wholesale furniture industry is very competitive and there are a large number of manufacturers both within and outside the United States who compete in the market on the basis of product quality, price, style, delivery and service. Additionally, many retailers source imported product directly, thus bypassing domestic furniture manufacturers and wholesale importers. We believe that we can be successful in the current competitive environment because our products represent excellent value combining attractive prices, quality and styling, prompt delivery, and superior service.

Wholesale shipments by category for the last three fiscal years are summarized below:

	2016		2015		2014

Wood	$88,763	36.9%	$93,073	36.9%	$86,577	38.7%
Upholstery	149,027	62.0%	156,768	62.2%	135,831	60.6%
Other	2,556	1.1%	2,339	0.9%	1,585	0.7%
Total	$240,346	100.0%	$252,180	100.0%	$223,993	100.0%

Approximately 31% of our 2016 wholesale sales were of imported product compared to 37% and 42% in 2015 and 2014, respectively. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers. The decline in imported goods share of our wholesale sales over the last three years has been driven primarily by increasing sales of our domestic custom wood and upholstery product offerings.

The dollar value of our wholesale backlog, representing orders received but not yet shipped to the BHF store network or independent dealers, was $22,130 at November 26, 2016 and $17,131 at November 28, 2015. We expect that the November 26, 2016 backlog will be filled within fiscal 2017, with the majority of the backlog being filled during the first quarter.

We use lumber, fabric, leather, foam and other materials in the production of wood and upholstered furniture. These components are purchased from a variety of domestic and international suppliers and are widely available. The price and availability of foam, which is highly dependent on the cost of oil and available capacity of oil refineries, can be subject to significant volatility from time to time. We currently assemble and finish these components in our four plants in the United States.

Other Investments and Real Estate

Our balance sheet at November 26, 2016 and November 28, 2015 included short-term investments in certificates of deposit and certain retail real estate related to former licensee-owned stores. At November 29, 2014 we also carried an equity investment in Zenith. The impact upon earnings arising from these assets is included in other loss, net, in our consolidated statements of income. Our investment balances at each of the last three fiscal year-ends are as follows:

	November 26,	November 28,	November 29,
	2016	2015	2014

Investments in certificates of deposit	$23,125	$23,125	$23,125
Certain retail real estate	2,969	3,120	6,302
Zenith (Recorded in Other long-term assets)	-	-	7,915

Our short-term investments at November 26, 2016 consist of certificates of deposit (CDs) with original terms generally ranging from six to twelve months, bearing interest at rates ranging from 0.28% to 1.00% with a weighted average yield of approximately 0.65%. At November 26, 2016, the weighted average remaining time to maturity of the CDs was approximately seven months. Each CD is placed with a federally insured financial institution and all deposits are within Federal deposit insurance limits.

We hold investments in retail store properties that we had previously leased to licensees. These holdings, which also include closed store real estate currently leased to non-licensees, are included in other long-term assets in our consolidated balance sheets. These real estate holdings are typically in urban, high-traffic retail locations. See Item 2, Properties, for additional information about our retail real estate holdings.

Prior to February 2, 2015 we owned a 49% interest in Zenith which was accounted for under the equity method and was included in other long-term assets in our consolidated balance sheets.

Retail Segment Overview – Company-Owned Retail Stores

The retail furniture industry remains very competitive and includes local furniture stores, regional furniture retailers, national department and chain stores and single-vendor branded retailers. As a whole, our store network with 59 Company-owned stores and 31 licensee-owned, ranks in the top 30 in retail furniture sales in the United States. We plan to continue opening new stores, primarily in underpenetrated markets where we currently have stores.  In this regard we are currently considering several locations for new store expansion over the next three years, with at least five of these planned to open in fiscal 2017.

Net sales for our Company-owned retail stores for the last three fiscal years are summarized below:

	2016	2015	2014

Net sales	$254,667	$249,379	$216,631

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

Logistical Services Segment Overview

Zenith is a specialized supply chain solutions provider, offering the home furnishings industry the benefit of an asset-based network to move product with greater efficiency, enhanced speed to market, less damage and a single source of shipment visibility. We provide fully integrated solutions with the highest commitment to customer care and service as we seek to go beyond our customers’ transactional expectations to create collaborative partnerships that provide a single source network to:

●	Better manage inventory across multiple locations and provide total audit-ready accountability
●	Reduce line haul and delivery costs
●	Ensure availability of high-volume items in stores
●	Integrate the omnichannel nature of today’s retail supply chain
●	Management and predictability of the total landed cost of goods
●	Achieve full visibility from vendor to showroom to final delivery

Our customer solutions are provided through the following services:

●	Network line haul freight
●	Warehousing, distribution and inventory management
●	Home delivery services to end-consumer

At November 26, 2016, our shipping and delivery fleet consisted of the following:

	Owned	Leased	Total
Tractors	154	92	246
Trailers	242	275	517
Home delivery trucks	20	15	35

We own a central warehousing and national distribution hub located in Conover, North Carolina, and we lease nineteen facilities in twelve states across the continental United States from which we operate regional freight terminals and provide warehouse and distribution services.

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

Research and Development

The furniture industry is considered to be a “fashion” industry subject to constant fluctuations to meet changing consumer preferences. As such, we are continuously involved in the development of new designs and products. Due to the nature of these efforts and the close relationship to the manufacturing operations, these costs are considered normal operating costs and are not segregated. We are not otherwise involved in “traditional” research and development activities nor do we sponsor the research and development activities of any of our customers.

Government Regulations

We believe that we have materially complied with all federal, state and local standards regarding safety, health and pollution and environmental controls. We are involved in environmental matters at certain of our plant facilities, which arise in the normal course of business. Although the final outcome of these environmental matters cannot be determined, based on the present facts, we do not believe that the final resolution of these matters will have a material adverse effect on our financial position or future results of operations.

Our logistical services segment is also subject to regulation by several federal governmental agencies, including the Department of Transportation (“DOT”). Specifically the Federal Motor Carrier Safety Administration and the Surface Transportation Board, which are agencies within the DOT. We are also subject to rules and regulations of various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers and other matters.

We may also be affected by laws and regulations of countries from which we source goods. Labor, environmental and other laws and regulations change over time, especially in the developing countries from which we source. Changes in these areas of regulation could negatively impact the cost and availability of sourced goods. The timing and extent to which these regulations could have an adverse effect on our financial position or results of operations is difficult to predict. Based on the present facts, we do not believe that they will have a material adverse effect on our financial position or future results of operations.

People

We employed 2,487 people as of November 26, 2016, of which 783 were employed in our retail segment, 913 were employed in our wholesale segment and 791 were employed in our logistical services segment, which also utilized another 133 temporary workers provided through staffing agencies. None of our employees are subject to collective bargaining arrangements and we have not experienced any recent work stoppages. We consider our relationship with our employees to be good.

Foreign and Domestic Operations and Export Sales

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $3,607, $4,516, and $4,774 in 2016, 2015, and 2014, respectively. At November 26, 2016 and November 28, 2015, we had $3,018 and $4,316, respectively of our finished goods inventory physically warehoused in Vietnam at November 26, 2016 and Vietnam and Indonesia at November 28, 2015.

Major Customers

Our risk exposure related to our customers, consisting primarily of trade accounts receivable along with certain guarantees, net of recognized reserves, totaled approximately $20,233 and $23,648 at November 26, 2016 and November 28, 2015, respectively. At November 26, 2016, approximately 30% of the aggregate risk exposure, net of reserves, was attributable to four customers. At November 28, 2015, approximately 26% of the aggregate risk exposure, net of reserves, was attributable to three customers. In fiscal 2016, 2015 and 2014, no customer accounted for more than 10% of total consolidated net sales. However, one customer accounted for approximately 36% and 26% of our consolidated revenue from logistical services during 2016 and 2015, respectively.

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

The home furnishings industry has experienced a difficult period over the last eight years marked with depressed housing starts, high unemployment, changing consumer confidence and uncertain fiscal policies. While the economy has improved over the most recent three years, the pace of the recovery continues to be slow by historical standards and remains fragile. Historically, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Should the current economic recovery falter or the current recovery in housing starts stall, consumer confidence and demand for home furnishings could deteriorate which could adversely affect our business through its impact on the performance of our Company-owned stores, as well as our licensees and the ability of a number of them to meet their obligations to us.

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

Our retail stores face significant competition from national, regional and local retailers of home furnishings, including increasing on-line competition via the Internet.

The retail market for home furnishings is highly fragmented and intensely competitive. We currently compete against a diverse group of retailers, including national department stores, regional or independent specialty stores, and dedicated franchises of furniture manufacturers. National mass merchants such as Costco also have limited product offerings. We also compete with retailers that market products through store catalogs and the Internet. In addition, there are few barriers to entry into our current and contemplated markets, and new competitors may enter our current or future markets at any time. We have recently seen electronics and appliance retailers adding limited furniture products in their stores. We have also seen increasing competition from retailers offering consumers the ability to purchase home furnishings via the internet for home delivery, and this trend is expected to continue. Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including aggressive advertising, pricing and marketing, extension of credit to customers on terms more favorable than we offer, and expansion into markets where we currently operate.

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

General

We own our corporate office building, which includes an annex, located in Bassett, Va.

We own the following facilities, by segment:

Wholesale Segment:

Facility	Location

Bassett Wood Division	Martinsville, Va.
Bassett Wood Division	Bassett, Va.
Bassett Upholstery Division	Newton, N.C.
3 Warehouses	Bassett, Va.

In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities are in regular use and provide adequate capacity for our manufacturing and warehousing needs. In addition to the owned properties shown above, we have an upholstery division manufacturing facility which occupies part of a regional distribution center in Grand Prairie, Texas that is leased by our logistical services segment.

Retail Segment:

Real estate associated with our retail segment consists of 11 owned locations with an aggregate square footage of 276,887 and a net book value of $26,454. These stores are located as follows:

Concord, North Carolina	Greensboro, North Carolina
Greenville, South Carolina	Fredericksburg, Virginia
Houston, Texas (3 locations)	Gulfport, Mississippi
Knoxville, Tennessee	Las Vegas, Nevada
Louisville, Kentucky

Of these locations, two are subject to land leases and two are subject to mortgages. Our remaining 48 store locations are leased from third-parties.

Logistical Services Segment:

Owned real estate associated with our logistical services segment is located in Conover, North Carolina and includes the following facilities:

Facility	Square Footage
Distribution center and corporate office	242,000
2 Maintenance facilities	15,142
2 Transit warehouses	86,135

In addition to the owned facilities listed above, we also lease warehouse space in 19 locations across the United States with an aggregate square footage of 1,408,154.

Other Real Estate Owned:

We hold investments in retail store property that we previously leased to licensees and now lease to others. Such properties consist of two locations with aggregate square footage of 41,021 and net book value of $2,969 at November 26, 2016.

At November 26, 2016, there was one closed store for which we are paying the monthly lease amount due to being the lessee. We have a sublease agreement on this property which helps to defray a portion of the on-going cash requirements.

See Note 17 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4B.	EXECUTIVE OFFICERS OF THE REGISTRANT

David C. Baker, 56, joined the Company in 2005 as Director, Store Operations. From 2006 to 2015 he served as Vice President – Corporate Retail, and currently serves as Senior Vice President, Corporate Retail. Prior to joining Bassett, Mr. Baker managed Bassett stores for licensees from 1999 to 2005 after having previously managed stores for other furniture retail chains including Haverty’s and Rhodes Furniture.

John E. Bassett III, 58, has been with the Company since 1981 and served in various wood manufacturing and product sourcing capacities, including Vice President, Wood Manufacturing; Vice President, Global Sourcing from 2001 to 2007 and Vice President, Wood 2008. He was appointed Senior Vice President, Wood in 2009.

Bruce R. Cohenour, 58, has been with the Company since 2011, starting as Senior Vice President of Upholstery Merchandising, and serving as Senior Vice President of Sales and Merchandising since January 2013. Prior to joining Bassett, Mr. Cohenour was with Hooker Furniture Corp. from 2007 through 2010, last serving as President of the Case Goods Division.

J. Michael Daniel, 55, joined the Company in 2007 as Corporate Controller. From April 2009 through December 2009, he served as Corporate Controller and Interim Chief Financial Officer. In January 2010, he was appointed Vice President and Chief Accounting Officer. In January 2013, he was promoted to Senior Vice President and Chief Financial Officer.

Jack L. Hawn, 63, has been with the company since 2015 as Senior Vice President, Bassett and President, Zenith. His company, Zenith Transportation, Inc. was majority owner of Zenith (Zenith Freight Lines, LLC) from 1999 until its interest in Zenith was acquired by the Company in 2015. He has served as President of Zenith since its formation in 1999.

Jay R. Hervey, Esq., 57, has served as the General Counsel, Vice President – Real Estate and Secretary for the Company since 1997.

Mark S. Jordan, 63, joined the Company in 1999 as Plant Manager. In 2001, he was promoted to Vice President of Upholstery Manufacturing and in 2002 he was promoted to Vice President and General Manager-Upholstery. He has served as Senior Vice President of Upholstery since 2009.

Robert H. Spilman, Jr., 60, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President, and in 2016 also became Chairman of the Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information:

Bassett’s common stock trades on the NASDAQ global select market system under the symbol “BSET.” We had approximately 1,300 registered stockholders at November 26, 2016. The range of per share amounts for the high and low market prices and dividends declared for the last two fiscal years are listed below:

	Market Prices of Common Stock
	2016		2015		Dividends Declared
Quarter	High	Low	High	Low	2016	2015

First	$31.98	$23.65	$26.97	$18.22	$0.09	$0.08
Second	33.20	26.79	32.54	24.59	0.09	0.08
Third	29.60	23.94	38.02	26.81	0.10	0.09
Fourth	30.00	22.75	33.30	27.85	0.40	0.29

Issuer Purchases of Equity Securities
(dollar amounts in thousands, except share and per share data)

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

August 28 - October 1, 2016	38,600	$24.61	38,600	$12,989
October 2 - October 29, 2016	52,900	$23.84	52,900	$11,728
October 30 - November 26, 2016	8,300	$23.15	8,300	$11,536

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 9, 2014, the Board of Directors increased the remaining limit of the repurchase plan to $20,000. At November 26, 2016, $11,536 remains available for stock repurchases under the plan.

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

2016	2015	2014	2013 (1)	2012

Net sales	$432,038	(2)	$430,927	(2)	$340,738	$321,286	$269,972
Operating income (loss)	$28,193	(3)	$25,989	(4)	$15,131	$10,005	$5,080	(4)
Other income (loss), net	$(2,416)	(5)	$5,879	(5)	$(524)	$(1,818)	$6,934	(6)
Income before income taxes	$25,777	$31,868	$14,607	$8,187	$12,014
Income tax expense (benefit)	$9,948	$11,435	$5,308	$3,091	$(14,699	) (7)
Net income	$15,829	$20,433	$9,299	$5,096	$26,713
Diluted earnings per share	$1.46	$1.88	$0.87	$0.47	$2.41
Cash dividends declared	$7,345	$5,805	$5,085	$4,565	$15,920
Cash dividends per share	$0.68	$0.54	$0.48	$0.42	$1.45
Total assets	$278,267	$282,543	$240,746	$225,849	$227,180
Long-term debt	$3,821	$8,500	$1,902	$2,467	$3,053
Current ratio (8)	1.83	to	1	1.84	to	1	1.95	to	1	2.37	to	1	2.39	to	1
Book value per share	$16.85	$16.25	$14.95	$14.50	$14.51

(1)	Fiscal 2013 contained 53 weeks, whereas all other fiscal years presented above contained 52 weeks.
(2)	Fiscal 2016 and 2015 included logistical services revenue from Zenith in the amount of $54,842 and $43,522, respectively, since the acquisition of Zenith on February 2, 2015.
(3)

Fiscal 2016 operating income includes the benefit of a $1,428 award received from the settlement of class action litigation (see Note 15 to the Consolidated Financial Statements related to the antitrust litigation settlement).

(4)

Fiscal 2015 included restructuring and asset impairment charges and lease exit costs totaling $974. Fiscal 2012 included restructuring and asset impairment charges and lease exit costs totaling $1,070.

(5)

See Note 3 to the Consolidated Financial Statements related to a remeasurement gain of $7,212 arising from our acquisition of Zenith during fiscal 2015. Also see Note 16 to the Consolidated Financial Statements related to $240 and $1,156 of income from the Continued Dumping and Subsidy Offset Act (“CDSOA”) received in fiscal 2016 and 2015, respectively.

(6)	During fiscal 2012 other income (loss), net included income from the CDSOA of $9,010.
(7)	Fiscal 2012 included the effects of changes in our valuation allowance on deferred tax assets resulting in a credit to income of $18,704.
(8)

In fiscal 2015 we adopted Accounting Standards Update 2015-17, which required the classification of all deferred tax assets and liabilities as non-current. The current ratio presented for all periods prior to fiscal 2015 has been restated to reflect the reclassification of our current deferred tax assets to non-current.

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

With 90 BHF stores at November 26, 2016, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 25 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

In September of 2011, we announced the formation of a strategic partnership with HGTV (Home and Garden Television), a division of Scripps Networks, LLC, which combines our heritage in the furniture industry with the penetration of 96 million households in the United States that HGTV enjoys today.  As part of this alliance, the in-store design centers have been co-branded with HGTV to more forcefully market the concept of a “home makeover”, an important point of differentiation for our stores that also mirrors much of the programming content on the HGTV network. We believe the new co-branded design centers coupled with the targeted national advertising on HGTV have played a key role in driving sales at our stores. In October of 2015, we announced the extension of our partnership with HGTV through 2019. While continuing to feature HGTV branded custom upholstery products in our HGTV Home Design Studios in BHF stores, we have now expanded the concept to select independent dealers. We believe this will provide additional growth outside our BHF store network.

At November 26, 2016, our BHF store network included 59 Company-owned stores and 31 licensee-owned stores. During fiscal 2016, we closed three underperforming stores in Tucson, Arizona; Egg Harbor, New Jersey and Fountain Valley, California. We opened a new store in Sterling, Virginia during the second quarter of 2016 and opened another new store in Hunt Valley, Maryland during the third quarter of 2016.

Due to the improved operating performance of our retail network over the last few years, we are expanding our retail presence in various parts of the country. We currently have signed leases for four new stores that we expect to open during fiscal 2017. In addition, we have signed leases for the repositioning of two of our legacy stores to improved locations which we expect to occur in 2017. We are also in various stages of negotiation on several leases for both new store locations and the relocation of existing stores. Our plans for 2017 include at least two additional new store openings bringing the total to six for the year. Four of these openings would be in existing markets with the other two in new markets. Because we only opened two new stores in 2016, we expect to incur an additional $2,000 of new store preopening costs and post-opening losses as compared to 2016. There can be no assurance that any of these leases will be completed in 2017 or beyond.

As with any retail operation, prior to opening a new store we incur such expenses as rent, training costs and other payroll related costs. These costs generally range between $200 to $400 per store depending on the overall rent costs for the location and the period between the time when we take physical possession of the store space and the time of the store opening. Generally, rent payments during a buildout period between delivery of possession and opening of a new store are deferred and therefore straight line rent expense recognized during that time does not require cash. Inherent in our retail business model, we also incur losses in the two to three months of operation following a new store opening. Like other furniture retailers, we do not recognize a sale until the furniture is delivered to our customer. Because our retail business model does not involve maintaining a stock of retail inventory that would result in quick delivery and because of the custom nature of many of our furniture offerings, delivery to our customers usually occurs about 30 days after an order is placed. We generally require a deposit at the time of order and collect the remaining balance when the furniture is delivered, at which time the sale is recognized. Coupled with the previously discussed store pre-opening costs, total start-up losses can range from $400 to $600 per store. While our retail expansion is initially costly, we believe our site selection and new store presentation will generally result in locations that operate at or above a retail break-even level within a reasonable period of time following store opening. Factors affecting the length of time required to achieve this goal on a store-by-store basis may include the level of brand recognition, the degree of local competition and the depth of penetration in a particular market. Even as new stores ramp up to break-even, we do realize additional wholesale sales volume that leverages the fixed costs in our wholesale business.

Our website, www.bassettfurniture.com, provides our consumers with the ability to research and purchase our merchandise online. The ultimate goal of our digital strategy is to drive traffic to our stores while deepening interactions with our consumers. We have worked diligently to enhance our online presence by making it easier for consumers to browse our wide array of goods and to design custom furniture. Late in 2015, we launched a new responsive platform allowing smartphone and tablet users to browse and purchase our product assortment on their mobile devices. Our e-commerce platform is simple, easy to use and amplifies the experience of the Bassett brand reflected in our stores, direct mail and television commercials. We constantly update our website to reflect current product availability, pricing and special offers. In 2017, we will continue to make improvements to our website to improve brand interaction and drive more qualified prospects to our stores. We are leveraging our Company-owned and licensed store network to handle delivery and customer service for orders placed online.

Analysis of Operations

Net sales revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense, new store pre-opening costs, other charges, and income from operations were as follows for the years ended November 26, 2016, November 28, 2015 and November 29, 2014:

	2016		2015		2014
Sales Revenue:
Furniture and accessories	$377,196	87.3%	$387,405	89.9%	$340,738	100.0%
Logistics	54,842	12.7%	43,522	10.1%	-	0.0%
Total net sales revenue	432,038	100.0%	430,927	100.0%	340,738	100.0%

Cost of furniture and accessories sold	167,519	38.8%	179,291	41.6%	158,317	46.5%
SG&A	235,178	54.4%	224,050	52.0%	166,073	48.7%
New store pre-opening costs	1,148	0.3%	623	0.2%	1,217	0.4%
Other charges	-	0.0%	974	0.2%	-	0.0%

Income from operations	$28,193	6.5%	$25,989	6.0%	$15,131	4.4%

Our consolidated net sales by segment were as follows:

	2016	2015	2014

Wholesale	$240,346	$252,180	$223,993
Retail	254,667	249,379	216,631
Logistical services	95,707	77,250	-
Inter-company eliminations:
Furniture and accessories	(117,817)	(114,154)	(99,886)
Logistical services	(40,865)	(33,728)	-
Consolidated net sales	$432,038	$430,927	$340,738

Refer to the segment information which follows for a discussion of the significant factors and trends affecting our results of operations for fiscal 2016 and 2015 as compared with the prior year periods.

Certain other items affecting comparability between periods are discussed below in “Other Items Affecting Net Income”.

Segment Information

We have strategically aligned our business into three reportable segments as described below:

Wholesale. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (licensee-owned stores and Company-owned stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both Company- and licensee-owned stores. We eliminate the sales between our wholesale and retail segments as well as the imbedded profit in the retail inventory for the consolidated presentation in our financial statements. Our wholesale segment also includes our holdings of short-term investments and retail real estate previously leased as licensee stores. The earnings and costs associated with these assets are included in other loss, net, in our consolidated statements of income.

Retail – Company-owned stores. Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities (including real estate) and capital expenditures directly related to these stores.

Logistical services. With our acquisition of Zenith on February 2, 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, the revenue from which is eliminated upon consolidation, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistics revenue in our consolidated statement of income. Zenith’s operating costs are included in selling, general and administrative expenses. Amounts charged by Zenith to the Company for transportation and logistical services prior to February 2, 2015 are included in selling, general and administrative expenses, and our equity in the earnings of Zenith prior to the date of acquisition is included in other loss, net, in the consolidated statements of income.

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Year Ended November 26, 2016
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$240,346	$254,667	$-	$(117,817)	(1)	$377,196
Logistics	-	-	95,707	(40,865)	(2)	54,842
Total sales revenue	240,346	254,667	95,707	(158,682)		432,038
Cost of furniture and accessories sold	156,894	128,208	-	(117,583)	(3)	167,519
SG&A expense	64,780	120,978	92,196	(42,776)	(4)	235,178
New store pre-opening costs	-	1,148	-	-		1,148
Income from operations	$18,672	$4,333	$3,511	$1,677		$28,193

	Year Ended November 28, 2015
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$252,180	$249,379	$-	$(114,154)	(1)	$387,405
Logistics	-	-	77,250	(33,728)	(2)	43,522
Total sales revenue	252,180	249,379	77,250	(147,882)		430,927
Cost of furniture and accessories sold	168,792	124,376	-	(113,877)	(3)	179,291
SG&A expense	67,770	118,210	73,722	(35,652)	(4)	224,050
New store pre-opening costs	-	623	-	-		623
Income from operations (5)	$15,618	$6,170	$3,528	$1,647		$26,963

	Year Ended November 29, 2014
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$223,993	$216,631	$-	$(99,886)	(1)	$340,738
Logistics	-	-	-	-	(2)	-
Total sales revenue	223,993	216,631	-	(99,886)		340,738
Cost of furniture and accessories sold	149,646	108,174	-	(99,503)	(3)	158,317
SG&A expense	60,227	107,768	-	(1,922)	(4)	166,073
New store pre-opening costs	-	1,217	-	-		1,217
Income (loss) from operations	$14,120	$(528)	$-	$1,539		$15,131

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale and retail segments.
(3)

Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment, as well as the change for the period in the elimination of intercompany profit in ending retail inventory.

(4)

Represents the elimination of rent paid by our retail stores occupying Company-owned real estate, and for fiscal years 2016 and 2015, logistical services expense incurred from Zenith by our retail and wholesale segments.

	Year Ended
	November 26,	November 28,	November 29,
	2016	2015	2014

Intercompany logistical services	$(40,865)	$(33,728)	$-
Intercompany rents	(1,911)	(1,924)	(1,922)
Total SG&A expense elimination	$(42,776)	$(35,652)	$(1,922)

(5)	Excludes the effects of asset impairment charges, lease exit costs and management restructuring costs which are not allocated to our segments.

Wholesale Segment

Net sales, gross profit, selling, general and administrative (SG&A) expense and operating income (loss) from operations for our Wholesale Segment were as follows for the years ended November 26, 2016, November 28, 2015 and November 29, 2014:

	2016		2015		2014

Net sales	$240,346	100.0%	$252,180	100.0%	$223,993	100.0%
Gross profit	83,452	34.7%	83,388	33.1%	74,347	33.2%
SG&A	64,780	27.0%	67,770	26.9%	60,227	26.9%
Income from operations	$18,672	7.8%	$15,618	6.2%	$14,120	6.3%

Wholesale shipments by category for the last three fiscal years are summarized below:

	2016		2015		2014

Wood	$88,763	36.9%	$93,073	36.9%	$86,577	38.7%
Upholstery	149,027	62.0%	156,768	62.2%	135,831	60.6%
Other	2,556	1.1%	2,339	0.9%	1,585	0.7%
Total	$240,346	100.0%	$252,180	100.0%	$223,993	100.0%

Fiscal 2016 as Compared to Fiscal 2015

Net sales for the wholesale segment were $240,346 for 2016 as compared to $252,180 for 2015, a decrease of $11,834 or 4.7%. This sales decrease was driven by a 13% decrease in open market shipments (outside the BHF network) while shipments to the BHF store network were essentially flat compared to the prior year. The decrease in sales to the open market was primarily due to lower sales of imported product primarily from the discontinuation of our relationship with a significant customer and loss of sales from the HGTV Home Collection brand, exited late in 2015. Gross margins for the wholesale segment increased to 34.7% for 2016 as compared to 33.1% for 2015. This increase is due in part to the $1,428 million settlement of the Polyurethane Foam Antitrust Litigation in 2016. Excluding the effects of the legal settlement, the gross margin would have been 34.1%. This increase over 2015 was driven largely by higher margins in the imported wood operation from favorable ocean freight and lower impact from discounting, as we were exiting the open market HGTV Home Collection brand in 2015. Wholesale SG&A decreased $2,990 to $64,780 for 2016 as compared to $67,770 for 2015. SG&A as a percentage of sales was 27.0% and 26.9% for fiscal 2016 and 2015, respectively. SG&A for 2016 included decreases in incentive compensation expenses of $877 and bad debt costs of $652. The prior year period also included $209 of costs associated with the acquisition of Zenith. Operating income was $18,672 or 7.8% of sales for 2016 as compared to $15,618 or 6.2% of sales in 2015.

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

Wholesale Backlog

The dollar value of our wholesale backlog, representing orders received but not yet delivered to dealers and Company stores as of November 26, 2016, November 28, 2015, and November 29, 2014 was as follows:

	2016	2015	2014

Year end wholesale backlog	$22,130	$17,131	$13,644

Retail Segment – Company Owned Stores

Net sales, gross profit, selling, general and administrative (SG&A) expense, new store pre-opening costs and operating income (loss) for our Retail Segment were as follows for the years ended November 26, 2016, November 28, 2015 and November 29, 2014:

	2016 vs 2015				2015 vs 2014
	2016		2015		2015		2014

Net sales	$254,667	100.0%	$249,379	100.0%	$249,379	100.0%	$216,631	100.0%
Gross profit	126,459	49.7%	125,003	50.1%	125,003	50.1%	108,457	50.1%
SG&A expense	120,978	47.5%	118,210	47.4%	118,210	47.4%	107,768	49.7%
New store pre-opening costs	1,148	0.5%	623	0.2%	623	0.2%	1,217	0.6%
Income (loss) from operations	$4,333	1.7%	$6,170	2.5%	$6,170	2.5%	$(528)	-0.2%

The following tables present operating results on a comparable store basis for each comparative set of periods. Table A compares the results of the 56 stores that were open and operating for all of 2016 and 2015. Table B compares the results of the 53 stores that were open and operating for all of 2015 and 2014.

Comparable Store Results:

	Table A: 2016 vs 2015 (56 Stores)				Table B: 2015 vs 2014 (53 Stores)
	2016		2015		2015		2014

Net sales	$243,062	100.0%	$239,713	100.0%	$225,444	100.0%	$199,048	100.0%
Gross profit	121,327	49.9%	120,535	50.3%	112,815	50.0%	99,591	50.0%
SG&A expense	114,097	46.9%	112,484	46.9%	105,347	46.7%	97,325	48.9%
Income (loss) from operations	$7,230	3.0%	$8,051	3.4%	$7,468	3.3%	$2,266	1.1%

The following tables present operating results for all other stores which were not comparable year-over-year. Each table includes the results of stores that either opened or closed at some point during the 24 months of each comparative set of periods.

All Other (Non-Comparable) Store Results:

	2016 vs 2015 All Other Stores				2015 vs 2014 All Other Stores
	2016		2015		2015		2014

Net sales	$11,605	100.0%	$9,666	100.0%	$23,935	100.0%	$17,583	100.0%
Gross profit	5,132	44.2%	4,468	46.2%	12,188	50.9%	8,866	50.4%
SG&A expense	6,881	59.3%	5,726	59.2%	12,863	53.7%	10,443	59.4%
New store pre-opening costs	1,148	9.9%	623	6.4%	623	2.6%	1,217	6.9%
Loss from operations	$(2,897)	-25.0%	$(1,881)	-19.5%	$(1,298)	-5.4%	$(2,794)	-15.9%

Fiscal 2016 as Compared to Fiscal 2015

Net sales for the 59 Company-owned BHF stores were $254,667 for the fiscal 2016 as compared to $249,379 for fiscal 2015, an increase of $5,288 or 2.1%. The increase was due to a $3,349 or 1.4% increase in comparable store sales coupled with a $1,939 increase in non-comparable store sales.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 1.4% for fiscal 2016 as compared to 2015.

The consolidated retail operating income for fiscal 2016 was $4,333 as compared to $6,170 for the 2015. The 56 comparable stores generated operating income of $7,230 for fiscal 2016, or 3.0% of sales, as compared to $8,051, or 3.4% of sales, for 2015. Gross margins for comparable stores were 49.9% for fiscal 2016 compared to 50.3% for 2015. Lower gross margins were due primarily to increased discounting of clearance items in preparation for a significant product rollout for the Memorial Day holiday promotion. Also, Company-owned stores experienced increased clearance activity in reducing imported wood furniture placements to make room for more upholstery on the retail floors. SG&A expenses for comparable stores increased $1,613 to $114,097 or 46.9% of sales, unchanged from the 2015 percentage.

Losses from the non-comparable stores in fiscal 2016 were $2,897 compared with $1,881 for fiscal 2015, an increase of $1,016. The loss for fiscal 2016 included $1,148 of pre-opening costs primarily associated with the Sterling, Virginia and Hunt Valley, Maryland stores which opened at the end of the second and third quarters of 2016, respectively, along with three other stores expected to open during the first half of 2017. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $200 to $400 per store based on the overall rent costs for the location and the period between the time when the Company takes possession of the physical store space and the time of the store opening. Also included in the non-comparable store loss for 2016 are losses arising from the closure of our stores in Tucson, Arizona; Egg Harbor, New Jersey and Fountain Valley, California and the post-opening losses of the Woodland Hills, California store which opened during the fourth quarter of 2015.

We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until 30 days after the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $400 to $600 per store. During fiscal 2016, we had post-opening losses of $482 which were primarily associated with the Sterling, Virginia and Hunt Valley, Maryland stores, compared with post-opening losses of $112 during fiscal 2015 associated with the Woodland Hills, California store.

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

Losses from the non-comparable stores in 2015 were $1,298 compared to $2,794 for 2014. This decrease is due in part to a decline in new store pre-opening costs from $1,217 recognized in 2014 due to the six new store openings during that year as compared with $623 in 2015 primarily associated with the Woodland Hills, California store which opened in early October of 2015. These costs included rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $200 to $400 per store based on the overall rent costs for the location and the period between the time when we take possession of the physical store space and the time of the store opening. Also included in the non-comparable store loss for 2014 was $983 in post-opening losses from six stores opened during 2014. We incur losses in the two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $400 to $600 per store.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Retail Comparable Store Sales Increases

The following table provides year-over-year comparable store sales increases for the last three fiscal years:

	2016	2015	2014

Delivered	1.4%	13.3%	3.7%
Written	1.4%	11.0%	4.3%

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers as of November 26, 2016, November 28, 2015, and November 29, 2014, was as follows:

	2016	2015	2014

Year end retail backlog	$32,788	$31,871	$30,206
Retail backlog per open store	$556	$531	$503

Logistical Services Segment

Our logistical services segment was created with the acquisition of Zenith on February 2, 2015. Results for that segment since the date of acquisition during fiscal 2015 are as follows:

	2016		2015 (1)
Logistics revenue	$95,707	100.0%	$77,250	100.0%
Operating expenses	92,196	96.3%	73,722	95.4%

Income from operations	$3,511	3.7%	$3,528	4.6%

(1)	Results of operations for logistical services for fiscal 2015 include approximately 10 months of operations from the date of acquisition, February 2, 2015.

Operating expenses include depreciation and amortization of $4,204 for the year ended November 26, 2016 and $2,634 from the date of acquisition through November 28, 2015. Operating expenses as a percentage of sales increased primarily due to increases in fixed costs in anticipation of planned higher revenue.

Other Items Affecting Net Income (Loss)

Other items affecting net income for fiscal 2016, 2015 and 2014 are as follows:

	2016	2015	2014

Remeasurement gain on acquisition of affiliate (1)	$-	$7,212	$-
Income from unconsolidated affiliated company (2)	-	220	661
Income from Continued Dumping & Subsidy Offset Act (3)	240	1,156	-
Interest expense (4)	(552)	(607)	(188)
Loan and lease guarantee recovery (5)	59	73	66
Investment income (6)	296	228	352
Other (7)	(2,459)	(2,403)	(1,415)

Total other income (loss), net	$(2,416)	$5,879	$(524)

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
(4)

Our interest expense prior to fiscal 2015 consisted primarily of interest on our retail real estate mortgage obligations and has been declining steadily as those obligations are being repaid. During fiscal 2015 our interest expense increased significantly due to debt arising from our acquisition of Zenith. See Note 3 to the Consolidated Financial Statements regarding debt incurred and assumed at the date of the acquisition. In the fourth quarter of fiscal 2016, we repaid all of the outstanding debt which had been secured by certain of Zenith’s real estate and transportation equipment. See Note 10 to the Consolidated Financial Statements for additional information regarding our outstanding debt at November 26, 2016.

(5)

Loan and lease guarantee recovery consists of adjustments to reduce our reserves for the net amount of our estimated losses on loan and lease guarantees that we have entered into on behalf of our licensees. The recovery recognized for fiscal 2016, 2015 and 2014 reflects the changes in our estimates of the risk that we may have to assume the underlying obligations with respect to our guarantees.

(6)

Investment income for fiscal 2016, 2015 and 2014 includes interest income arising from our short-term investments. See Note 4 to the Consolidated Financial Statements for additional information regarding our investments in certificates of deposit. Investment income for Fiscal 2016, 2015 and 2014 also includes gains of $176, $136 and $280, respectively, arising from the partial liquidation of our previously impaired investment in the Fortress Value Recovery Fund I, LLC, which was fully impaired during fiscal 2012.

(7)	Fiscal 2014 includes $827 in death benefits received from life insurance policies covering former executives. No such benefits were received in fiscal 2016 or 2015.

Provision for Income taxes

We recorded an income tax provision of $9,948, $11,629 and $5,308 in fiscal 2016, 2015 and 2014, respectively. For fiscal 2016, our effective tax rate of 38.6% differs from the statutory rate of 35.0% primarily due to the effects of state income taxes and various permanent differences including the favorable impact of the Section 199 manufacturing deduction. For fiscal 2015, our effective tax rate of approximately 35.9% differs from the statutory rate of 35.0% primarily due to the effects of state income taxes, partially offset by a lower effective tax rate on the gain associated with our acquisition of Zenith arising from the remeasurement of our previous 49% equity method investment in Zenith. For fiscal 2014, our effective tax rate of approximately 36.3% differs from the statutory rate of 35.0% primarily due to the effects of state income taxes, adjustments to state net operating loss carryforwards, a reduction in the valuation allowance on deferred tax assets and permanent differences arising from non-taxable income. See Note 14 to the Consolidated Financial Statements for additional information regarding our income tax provision (benefit), as well as our net deferred tax assets and other matters.

We have net deferred tax assets of $8,071 as of November 26, 2016, which, upon utilization, are expected to reduce our cash outlays for income taxes in future years. It will require approximately $23,000 of future taxable income to utilize our net deferred tax assets.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for fiscal 2016 was $39,062 compared to $34,396 for fiscal 2015, an increase of $4,666. The improvement is primarily the result of higher operating income coupled with improved working capital management. Cash provided by operations for fiscal 2016 includes cash flows arising from excess tax benefits related to stock based compensation in the amount of $87 compared to $1,998 associated with such excess tax benefits during the comparable prior year period. This amount was previously reported as a cash flow from financing activities and has been reclassified due to our adoption of Accounting Standards Update No. 2016-09 (see Note 2 to our consolidated financial statements).

Our overall cash position decreased by $1,124 during 2016. Offsetting the cash provided by operations, we used $20,834 of cash in investing activities, primarily consisting of capital expenditures which included the purchase of freight transportation equipment, retail store relocations, retail store remodels, and in-process spending on new stores and expanding and upgrading our manufacturing capabilities. Net cash used in financing activities was $19,352, including dividend payments of $6,311 and stock repurchases of $6,393 under our existing share repurchase plan, of which $11,536 remains authorized at November 26, 2016. In addition, we had net repayments of long-term debt totaling $6,867, which included the full repayment of all debt previously secured by certain of Zenith’s transportation equipment and real estate. With cash and cash equivalents and short-term investments totaling $58,269 on hand at November 26, 2016, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Effective December 5, 2015, we entered into a new credit facility with our bank which provides for a line of credit of up to $15,000. This credit facility, which matures in December of 2018, is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. At November 26, 2016, we had $1,972 outstanding under standby letters of credit against our line, leaving availability under our credit line of $13,028. In addition, we have outstanding standby letters of credit with another bank totaling $456.

At November 26, 2016 we have outstanding principal totaling $7,219, excluding discounts, under notes payable of which $3,385 matures within one year of the balance sheet date. See Note 10 to our consolidated financial statements for additional details regarding these notes, including collateral and future maturities. We expect to satisfy these obligations as they mature using cash flow from operations or our available cash on hand.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. We had obligations of $149,259 at November 26, 2016 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to three years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,868 at November 26, 2016. See Note 17 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

Dividends and Share Repurchases

During fiscal 2016, we declared four quarterly dividends totaling $4,127, or $0.38 per share, and one special dividend of $3,218, or $0.30 per share. Cash dividend payments to our shareholders during fiscal 2016 totaled $6,311. During fiscal 2016, we also repurchased 254,450 shares of our stock for $6,393 under our share repurchase program. The weighted-average effect of these share repurchases was to increase both our basic and diluted earnings per share in 2016 by approximately $0.01.

Capital Expenditures

We currently anticipate that total capital expenditures for fiscal 2017 will be approximately $20 million which will be used primarily for the build out of new and relocated stores in our retail segment, build out of our permanent upholstery manufacturing space in Grand Prairie, Texas, various equipment upgrades in our wholesale manufacturing plants and the purchase of transportation equipment for our logistical services segment. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the new stores, our rate of growth, our operating results and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events. We believe that our existing cash, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

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

	2017	2018	2019	2020	2021	Thereafter	Total
Post employment benefit obligations (1)	$1,072	$1,034	$974	$928	$920	$10,948	$15,876
Notes payable	3,385	3,412	422	-	-	-	7,219
Other obligations & commitments	890	790	790	150	150	350	3,120
Contractual advertising	3,190	3,375	3,560	-	-	-	10,125
Interest payable	138	120	15	-	-	-	273
Letters of credit	2,428	-	-			-	2,428
Operating leases (2)	28,132	23,584	20,520	18,459	15,560	43,004	149,259
Lease guarantees (3)	860	728	280	-	-	-	1,868
Purchase obligations (4)	-	-	-			-	-
Total	$40,095	$33,043	$26,561	$19,537	$16,630	$54,302	$190,168

(1)

Does not reflect a reduction for the impact of any company owned life insurance proceeds to be received. Currently, we have life insurance policies with net death benefits of $3,022 to provide funding for these obligations. See Note 11 to the Consolidated Financial Statements for more information.

(2)	Does not reflect a reduction for the impact of sublease income to be received. See Note 17 to the Consolidated Financial Statements for more information.
(3)	Lease guarantees relate to payments we would only be required to make in the event of default on the part of the guaranteed parties.
(4)

The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. At the end of fiscal year 2016, we had approximately $14,413 in open purchase orders, primarily for imported inventories, which are in the ordinary course of business.

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

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. During fiscal 2016, 2015 and 2014, there were no dealers for which these criteria were not met.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our accounts receivable reserves were $799 and $1,175 at November 26, 2016 and November 28, 2015, respectively, representing 4.2% and 5.3% of our gross accounts receivable balances at those dates, respectively. The allowance for doubtful accounts is based on a review of specifically identified customer accounts in addition to an overall aging analysis. We evaluate the collectibility of our receivables from our licensees and other customers on a quarterly basis based on factors such as their financial condition, our collateral position, potential future plans with licensees and other similar factors. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivable and is adjusted accordingly based on historical experience, current developments and present economic conditions and trends. Although actual losses have not differed materially from our previous estimates, future losses could differ from our current estimates. Unforeseen events such as a licensee or customer bankruptcy filing could have a material impact on our results of operations.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out method. The cost of imported inventories is determined on a first-in, first-out basis. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. Our reserves for excess and obsolete inventory were $1,350 and $1,397 at November 26, 2016 and November 28, 2015, respectively, representing 2.5% and 2.3%, respectively, of our inventories on a last-in, first-out basis. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, the goodwill impairment test consists of a two-step process, if necessary. However, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the two-step process. Based on our qualitative assessment as described above, we have concluded that our goodwill in the amount of $11,588 is not impaired as of November 26, 2016.

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

Other Intangible Assets – Intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or between annual tests when an impairment indicator exists. The recoverability of indefinite-lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss equal to the excess would be recorded. At November 26, 2016, our indefinite-lived intangible assets other than goodwill consist of trade names acquired in the acquisition of Zenith and have a carrying value of $2,490.

Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We estimate the useful lives of our intangible assets and ratably amortize the value over the estimated useful lives of those assets. If the estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives or, if an asset is deemed to be impaired, a write-down of the value of the asset may be required at such time. At November 26, 2016 our definite-lived intangible assets consist of customer relationships and customized technology applications acquired in the acquisition of Zenith with a total carrying value of $3,282.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $2,969 and $3,120 at November 26, 2016 and November 28, 2015, respectively, for stores formerly operated by licensees as well as our holdings of $26,454 and $27,175 at November 26, 2016 and November 28, 2015, respectively, for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,868 and $2,537 which we have guaranteed on behalf of licensees as of November 26, 2016 and November 28, 2015, respectively, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

			Net Book
	Number of	Aggregate	Value
	Locations	Square Footage	(in thousands)

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	11	276,887	$26,454

Investment real estate leased to others	2	41,021	2,969

Total Company investment in retail real estate	13	317,908	$29,423

(1)	Includes two properties encumbered under mortgages totaling $1,219 at November 26, 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Bassett Furniture Industries, Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated and Subsidiaries as of November 26, 2016 and November 28, 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended November 26, 2016. Our audits also included Financial Statement Schedule II - Analysis of Valuation and Qualifying Accounts for each of the three years in the period ended November 26, 2016. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bassett Furniture Industries, Incorporated and Subsidiaries at November 26, 2016 and November 28, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 26, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bassett Furniture Industries, Incorporated and Subsidiaries’ internal control over financial reporting as of November 26, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 19, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

January 19, 2017

Consolidated Balance Sheets

Bassett Furniture Industries, Incorporated and Subsidiaries

November 26, 2016 and November 28, 2015

(In thousands, except share and per share data)

	2016	2015
Assets
Current assets
Cash and cash equivalents	$35,144	$36,268
Short-term investments	23,125	23,125
Accounts receivable, net of allowance for doubtful accounts of $799 and $1,175 as of November 26, 2016 and November 28, 2015, respectively	18,358	21,197
Inventories	53,215	59,896
Other current assets	10,727	6,798
Total current assets	140,569	147,284

Property and equipment, net	104,655	96,104

Other long-term assets
Deferred income taxes, net	8,071	13,471
Goodwill and other intangible assets	17,360	17,682
Other	7,612	8,002
Total other long-term assets	33,043	39,155
Total assets	$278,267	$282,543

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,281	$20,916
Accrued compensation and benefits	13,602	14,345
Customer deposits	25,181	23,999
Dividends payable	3,218	2,184
Current portion of long-term debt	3,290	5,273
Other accrued liabilities	10,441	13,133
Total current liabilities	77,013	79,850

Long-term liabilities
Post employment benefit obligations	12,760	12,694
Notes payable	3,821	8,500
Other long-term liabilities	3,968	4,133
Total long-term liabilities	20,549	25,327

Commitments and Contingencies

Stockholders’ equity
Common stock, $5 par value; 50,000,000 shares authorized; issued and outstanding 10,722,947 at November 26, 2016 and 10,916,021 at November 28, 2015	53,615	54,580
Retained earnings	129,388	120,904
Additional paid-in-capital	255	4,560
Accumulated other comprehensive loss	(2,553)	(2,678)
Total stockholders' equity	180,705	177,366
Total liabilities and stockholders’ equity	$278,267	$282,543

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Income

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 26, 2016, November 28, 2015, and November 29, 2014

(In thousands, except per share data)

	2016	2015	2014

Sales revenue:
Furniture and accessories	$377,196	$387,405	$340,738
Logistics	54,842	43,522	-
Total sales revenue	432,038	430,927	340,738

Cost of furniture and accessories sold	167,519	179,291	158,317

Selling, general and administrative expenses excluding new store pre-opening costs	235,178	224,050	166,073
New store pre-opening costs	1,148	623	1,217
Lease exit costs	-	419	-
Asset impairment charges	-	106	-
Management restructuring costs	-	449	-

Income from operations	28,193	25,989	15,131

Remeasurement gain on acquisition of affiliate	-	7,212	-
Income from Continued Dumping & Subsidy Offset Act	240	1,156	-
Income from unconsolidated affiliated company	-	220	661
Interest expense	(552)	(607)	(188)
Other loss, net	(2,104)	(2,102)	(997)

Income before income taxes	25,777	31,868	14,607

Income tax expense	9,948	11,435	5,308

Net income	$15,829	$20,433	$9,299

Net income per share

Basic income per share	$1.47	$1.91	$0.88

Diluted income per share	$1.46	$1.88	$0.87

Dividends per share
Regular dividends	$0.38	$0.34	$0.28
Special dividend	$0.30	$0.20	$0.20

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 26, 2016, November 28, 2015, and November 29, 2014

(In thousands)

	2016	2015	2014

Net income	$15,829	$20,433	$9,299
Other comprehensive income (loss):
Actuarial adjustment to supplemental executive retirement defined benefit plan (SERP)	201	(1,135)	(918)
Income taxes related to SERP	(76)	431	358

Other comprehensive income (loss), net of tax	125	(704)	(560)

Total comprehensive income	$15,954	$19,729	$8,739

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 26, 2016, November 28, 2015, and November 29, 2014

(In thousands)

	2016	2015	2014
Operating activities:
Net income	$15,829	$20,433	$9,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,249	10,137	7,316
Equity in undistributed income of investments and unconsolidated affiliated companies	-	(220)	(661)
Non-cash asset impairment charges	-	106	-
Non-cash portion of lease exit costs	-	419	-
Remeasurement gain on acquisition of affiliate	-	(7,212)	-
Tenant improvement allowances received from lessors	914	1,283	3,060
Collateral deposited with insurance carrier	(300)	-	(1,150)
Deferred income taxes	5,324	1,930	544
Excess tax benefits from stock-based compensation	87	1,998	300
Other, net	1,055	2,082	264
Changes in operating assets and liabilities
Accounts receivable	3,228	(2,354)	775
Inventories	6,681	(2,624)	(4,203)
Other current and long-term assets	(3,629)	1,494	1,548
Customer deposits	1,182	1,796	5,912
Accounts payable and accrued liabilities	(3,558)	5,128	7,257
Net cash provided by operating activities	39,062	34,396	30,261

Investing activities:
Purchases of property and equipment	(21,501)	(13,974)	(17,980)
Proceeds from sales of property and equipment	667	2,981	5,157
Cash paid for business acquisition, net of cash acquired	-	(7,323)	-
Capital contribution to affiliate	-	(1,345)	-
Proceeds from sale of affiliate	-	-	2,348
Proceeds from maturities and sales of investments	-	-	5,000
Cash received on notes receivable and other	-	-	320
Net cash used in investing activities	(20,834)	(19,661)	(5,155)

Financing activities:
Cash dividends	(6,311)	(5,786)	(5,155)
Proceeds from exercise of stock options	114	4,031	297
Issuance of common stock	182	325	311
Repurchases of common stock	(6,393)	(2,071)	(5,602)
Taxes paid related to net share settlement of equity awards	(77)	(178)	(489)
Proceeds from equipment loan	7,384	1,307	-
Payments on notes and equipment loans	(14,251)	(2,768)	(528)
Net cash used in financing activities	(19,352)	(5,140)	(11,166)
Change in cash and cash equivalents	(1,124)	9,595	13,940
Cash and cash equivalents - beginning of year	36,268	26,673	12,733
Cash and cash equivalents - end of year	$35,144	$36,268	$26,673

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 26, 2016, November 28, 2015, and November 29, 2014

(In thousands, except share and per share data)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income (loss)	Total

Balance, November 30, 2013	10,859,318	$54,297	$-	$104,526	$(1,414)	$157,409

Comprehensive income
Net income	-	-	-	9,299	-	9,299
Actuarial adjustment to SERP, net of tax	-	-	-	-	(560)	(560)
Regular dividends ($0.28 per share)	-	-	-	(2,983)	-	(2,983)
Special dividend ($0.20 per share)	-	-	-	(2,102)	-	(2,102)
Issuance of common stock	69,619	348	260	-	-	608
Purchase and retirement of common stock	(435,544)	(2,178)	(1,511)	(2,401)	-	(6,090)
Stock-based compensation	-	-	951	-	-	951
Excess tax benefits from Stock-based compensation	-	-	300	-	-	300

Balance, November 29, 2014	10,493,393	52,467	-	106,339	(1,974)	156,832

Comprehensive income
Net income	-	-	-	20,433	-	20,433
Actuarial adjustment to SERP, net of tax	-	-	-	-	(704)	(704)
Regular dividends ($0.34 per share)	-	-	-	(3,684)	-	(3,684)
Special dividend ($0.20 per share)	-	-	-	(2,184)	-	(2,184)
Issuance of common stock	503,814	2,519	3,511	-	-	6,030
Purchase and retirement of common stock	(81,186)	(406)	(1,843)		-	(2,249)
Stock-based compensation	-	-	894	-	-	894
Excess tax benefits from Stock-based compensation	-	-	1,998	-	-	1,998

Balance, November 28, 2015	10,916,021	54,580	4,560	120,904	(2,678)	177,366

Comprehensive income
Net income	-	-	-	15,829	-	15,829
Actuarial adjustment to SERP, net of tax	-	-	-	-	125	125
Regular dividends ($0.38 per share)	-	-	-	(4,127)	-	(4,127)
Special dividend ($0.30 per share)	-	-	-	(3,218)	-	(3,218)
Issuance of common stock	64,316	322	(25)	-	-	297
Purchase and retirement of common stock	(257,390)	(1,287)	(5,183)		-	(6,470)
Stock-based compensation	-	-	903	-	-	903

Balance, November 26, 2016	10,722,947	$53,615	$255	$129,388	$(2,553)	$180,705

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1.	Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, the “Company”) based in Bassett, Virginia, is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s full range of furniture products and accessories, designed to provide quality, style and value, are sold through an exclusive nation-wide network of 90 retail stores known as Bassett Home Furnishings (referred to as “BHF”). Of the 90 stores, the Company owns and operates 59 stores (“Company-owned retail stores”) with the other 31 being independently owned (“licensee operated”). We also distribute our products through other multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants.

We sourced approximately 31% of our wholesale products from various countries, with the remaining volume produced at our four domestic manufacturing facilities.

Zenith Acquisition

Prior to February 2, 2015 we held a 49% interest in Zenith Freight Lines, LLC (“Zenith”) for which we used the equity method of accounting. On February 2, 2015 we acquired the remaining 51% ownership interest (see Note 3, Business Combinations). Zenith provides over-the-road transportation of furniture, operates regional freight terminals, warehouse and distribution facilities in twelve states, and manages various home delivery facilities that service BHF stores and other clients in local markets around the United States. With the acquisition of Zenith, we established our logistical services operating segment.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our fiscal year ends on the last Saturday in November, which periodically results in a 53-week year.   Fiscal 2016, 2015 and 2014 each contained 52 weeks. The Consolidated Financial Statements include the accounts of Bassett Furniture Industries, Incorporated and our majority-owned subsidiaries in which we have a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation. Accordingly, the results of Zenith have been consolidated with our results since the date of the acquisition. Sales of logistical services from Zenith to our wholesale and retail segments have been eliminated, and Zenith’s operating costs and expenses since the date of acquisition are included in selling, general and administrative expenses in our condensed consolidated statements of net income. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2016, 2015 and 2014 are to Bassett's fiscal year ended November 26, 2016, November 28, 2015 and November 29, 2014, respectively. References to the “ASC” included hereinafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board as the source of authoritative GAAP.

For comparative purposes, certain amounts in the 2015 and 2014 financial statements have been reclassified to conform to the 2016 presentation. See “Recent Accounting Pronouncements” below regarding the impact of our adoption of Accounting Standards Update 2016-09 upon the classification of excess tax benefits from stock-based compensation in our consolidated statements of cash flows.

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

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include allowances for doubtful accounts, calculation of inventory reserves, valuation of income tax reserves, lease guarantees, insurance reserves and assumptions related to our post-employment benefit obligations. Actual results could differ from those estimates.

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

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. SAB 104 further asserts that if collectability of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. During fiscal 2016, 2015 and 2014, there were no dealers for which these criteria were not met.

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

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable and financial guarantees subject us to credit risk partially due to the concentration of amounts due from and guaranteed on behalf of independent licensee customers. At November 26, 2016 and November 28, 2015, our aggregate exposure from receivables and guarantees related to customers consisted of the following:

	2016	2015
Accounts receivable, net of allowances (Note 5)	$18,358	$21,197
Notes receivable, net of allowances	10	10
Contingent obligations under lease and loan guarantees, less amounts recognized (Note 17)	1,865	2,441
Total credit risk exposure related to customers	$20,233	$23,648

At November 26, 2016, approximately 30% of the aggregate risk exposure, net of reserves, shown above was attributable to four customers. At November 28, 2015, approximately 26% of the aggregate risk exposure, net of reserves, shown above was attributable to three customers. In fiscal 2016, 2015 and 2014, no customer accounted for more than 10% of total consolidated net sales. However, one customer accounted for approximately 36% and 26% of our consolidated revenue from logistical services during 2016 and 2015, respectively.

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $3,607, $4,516, and $4,774 in fiscal 2016, 2015, and 2014, respectively. All of our export sales are invoiced and settled in U.S. dollars.

Inventories

Inventories (retail merchandise, finished goods, work in process and raw materials) are stated at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the last-in, first-out (“LIFO”) method because we believe this methodology provides better matching of revenue and expenses. The cost of imported inventories is determined on a first-in, first-out (“FIFO”) basis. Inventories accounted for under the LIFO method represented 53% and 43% of total inventory before reserves at November 26, 2016 and November 28, 2015, respectively. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

Retail Real Estate

Retail real estate is comprised of owned and leased properties which have been utilized by licensee operated BHF stores, including properties which are now leased or subleased to non-licensee tenants. These properties are located in high traffic, upscale locations that are normally occupied by large successful national retailers. This real estate is stated at cost less accumulated depreciation and is depreciated over the useful lives of the respective assets utilizing the straight line method. Buildings and improvements are generally depreciated over a period of 10 to 39 years. Leasehold improvements are amortized based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter. As of both November 26, 2016 and November 28, 2015, the cost of retail real estate included land totaling $990 and building and leasehold improvements of $6,178. As of November 26, 2016 and November 28, 2015, accumulated depreciation of retail real estate was $4,311 and $4,160, respectively. The net book value of our retail real estate is included in other long-term assets in our consolidated balance sheets. Depreciation expense was $152, $184, and $400 in fiscal 2016, 2015, and 2014, respectively, and is included in other loss, net, in our consolidated statements of income.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

During the year ended November 28, 2015 we closed on the sale of our retail real estate investment property located in Sugarland, Texas and received cash in the amount of $2,835. During fiscal 2015 we recognized a non-cash charge of $182 to write down the carrying value of the Sugarland real estate to the selling price.

During the year ended November 29, 2014 we received proceeds from the disposition of retail real estate totaling $5,157. During the first quarter of fiscal 2014 we received $1,407 from the sale of our retail real estate investment property in Henderson, Nevada. During the third quarter of fiscal 2014 we received net proceeds in the amount of $3,750 from the sale of our retail real estate investment property located in Denver, Colorado. There were no material gains or losses associated with these dispositions during fiscal 2014.

The fiscal 2015 and 2014 sales proceeds described above are included in proceeds from sales of property and equipment in the accompanying consolidated statements of cash flows. The fiscal 2015 impairment charges described above are included in other loss, net, in our consolidated statements of income.

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

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, the goodwill impairment test consists of a two-step process, if necessary. However, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the two-step process. Based on our qualitative assessment as described above, we have concluded that our goodwill is not impaired as of November 26, 2016.

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

New Store Pre-Opening Costs

Income (loss) from operations for fiscal 2016, 2015 and 2014 includes new store pre-opening costs of $1,148, $623 and $1,217, respectively. Such costs consist of expenses incurred at the new store location during the period prior to its opening and include, among other things, facility occupancy costs such as rent and utilities and local store personnel costs related to pre-opening activities including training. New store pre-opening costs do not include costs which are capitalized in accordance with our property and equipment capitalization policies, such as leasehold improvements and store fixtures and equipment. Such capitalized costs associated with new stores are depreciated commencing with the opening of the store. There are no pre-opening costs associated with stores acquired from licensees, as such locations were already in operation at the time of their acquisition.

Shipping and Handling Costs

Costs incurred to deliver wholesale merchandise to customers are recorded in selling, general and administrative expense and totaled $18,451, $18,624, and $16,162 for fiscal 2016, 2015 and 2014, respectively. Costs incurred to deliver retail merchandise to customers are also recorded in selling, general and administrative expense and totaled $15,946, $15,383, and $12,844 for fiscal 2016, 2015 and 2014, respectively.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred and are included in selling, general and administrative expenses. Advertising costs totaled $16,688, $16,228, and $15,614 in fiscal 2016, 2015, and 2014, respectively.

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

Supplemental Cash Flow Information

In connection with our acquisition of Zenith, non-cash financing activities during fiscal 2015 included the issuance of 89,485 shares of our common stock valued at $1,675, and the issuance of a note payable with a discounted fair value of $8,436. See Note 3 for additional information regarding the fair value of the consideration given for the acquisition of Zenith. There were no material non-cash investing or financing activities during fiscal 2016 or 2014.

Recent Accounting Pronouncements

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

The impact of early adoption resulted in the following:

●

We recorded $87 of tax benefits within income tax expense for the year ended November 26, 2016 related to the excess tax benefit on stock based compensation. Prior to adoption this amount would have been recorded as additional paid-in capital. This change could create future volatility in our effective tax rate depending upon the amount of exercise or vesting activity from our stock based awards.

●	We elected to recognize forfeitures as they occur. There was no cumulative effect adjustment as a result of the adoption of this amendment on a modified retrospective basis.

●

We elected to apply the change in classification of cash flows resulting from excess tax benefits or deficiencies on a retrospective basis. Accordingly, $1,998 and $300 of excess tax benefits previously reported as a cash flow provided by financing activities during the years ended November 28, 2015 and November 29, 2014, respectively, has been reclassified to be included in cash flows provided by operating activities.

●

We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the year ended November 26, 2016. The effect of this change on our diluted earnings per share was not significant.

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

Recent Pronouncements Not Yet Adopted

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. Among the types of cash flows addressed are payments for costs related to debt prepayments or extinguishments, payments representing accreted interest on discounted debt, payments of contingent consideration after a business combination, proceeds from insurance claims and company-owned life insurance, and distributions from equity method investees, among others. The amendments in ASU 2016-15 are to be adopted retrospectively and will become effective for as at the beginning of our 2019 fiscal year. Early adoption, including adoption in an interim period, is permitted. The adoption of this guidance is not expected to have a material impact upon our presentation of cash flows.

3.	Business Combination – Acquisition of Zenith

Prior to February 2, 2015 we held a 49% interest in Zenith for which we used the equity method of accounting. Zenith provides domestic transportation and warehousing services primarily to furniture manufacturers and distributors and also provides home delivery services to furniture retailers. We historically have contracted with Zenith to provide substantially all of our domestic freight, transportation and warehousing needs for the wholesale business. In addition, Zenith provides home delivery services for many of our Company-owned retail stores. On February 2, 2015, we acquired the remaining 51% of Zenith in exchange for cash, Bassett common stock and a note payable with a total fair value of $19,111. The value of the Bassett common stock was based on the closing market price of our shares on the acquisition date, discounted for lack of marketability due to restrictions on the seller’s ability to transfer the shares. The restrictions on one half of the shares expired on the first anniversary of the acquisition, with the remainder expiring on the second anniversary. The note is payable in three annual installments of $3,000 each which began February 2, 2016, and has been discounted to its fair value as of the date of the acquisition based on our estimated borrowing rate.

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

A portion of the fair value of consideration transferred has been assigned to identifiable intangible assets as follows:

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

The revenue and pre-tax profit of Zenith that is included in our consolidated statements of income for the years ended November 26, 2016 and November 28, 2015 is as follows:

Net sales and operating losses generated by acquired stores subsequent to acquisition:

	2016	2015 (1)

Zenith revenue (2)	$54,842	$43,522
Zenith pre-tax income	$3,313	3,379

(1) From date of acquisition, February 2, 2015.

(2) Net of eliminated inter-company transactions, See Note 20.

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

Investments

Our short-term investments of $23,125 at both November 26, 2016 and November 28, 2015 consisted of certificates of deposit (CDs) with original terms of twelve months, bearing interest at rates ranging from 0.28% to 1.00%. At November 26, 2016, the weighted average remaining time to maturity of the CDs was approximately seven months and the weighted average yield of the CDs was approximately 0.65%. Each CD is placed with a Federally insured financial institution and all deposits are within Federal deposit insurance limits. As the CDs mature, we expect to reinvest them in CDs of similar maturities of up to one year. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at November 26, 2016 and November 28, 2015 approximates their fair value.

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

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

5. Accounts Receivable

Accounts receivable consists of the following:

	November 26, 2016	November 28, 2015
Gross accounts receivable	$19,157	$22,372
Allowance for doubtful accounts	(799)	(1,175)
Net accounts receivable	$18,358	$21,197

Activity in the allowance for doubtful accounts was as follows:

	2016	2015

Balance, beginning of the year	$1,175	$1,249
Acquired allowance on accounts receivable (Note 3)	-	209
Reductions to allowance, net	(376)	(283)
Balance, end of the year	$799	$1,175

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 4.

6. Inventories

Inventories consist of the following:

	November 26, 2016	November 28, 2015
Wholesale finished goods	$24,392	$31,253
Work in process	369	318
Raw materials and supplies	11,343	9,793
Retail merchandise	26,265	27,680
Total inventories on first-in, first-out method	62,369	69,044
LIFO adjustment	(7,804)	(7,751)
Reserve for excess and obsolete inventory	(1,350)	(1,397)
	$53,215	$59,896

We source a significant amount of our wholesale product from other countries. During 2016, 2015 and 2014, purchases from our two largest vendors located in Vietnam and China were $19,128, $25,190 and $26,707 respectively.

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

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance at November 29, 2014	$1,060	$352	$1,412
Additions charged to expense	2,442	430	2,872
Write-offs	(2,415)	(472)	(2,887)
Balance at November 28, 2015	1,087	310	1,397
Additions charged to expense	1,994	475	2,469
Write-offs	(2,020)	(496)	(2,516)
Balance at November 26, 2016	$1,061	$289	$1,350

7. Property and Equipment

Property and equipment consist of the following:

Properting and equipment were comprised of the following:

	November 26, 2016	November 28, 2015
Land	$12,311	$12,311
Buildings and leasehold improvements	109,728	104,265
Machinery and equipment	99,067	85,490
Property and equipment at cost	221,106	202,066
Less accumulated depreciation	(116,451)	(105,962)
Property and equipment, net	$104,655	$96,104

The net book value of our property and equipment by reportable segment is a follows:

Net book value of PP&E by segment:

	November 26, 2016	November 28, 2015
Wholesale	$22,984	$17,763
Retail - Company-owned stores	59,347	60,810
Logistical Services	22,324	17,531
Total property and equipment, net	$104,655	$96,104

Depreciation expense associated with the property and equipment shown above was included in income from operations in our consolidated statements of income as follows:

Location of Depreciation Expense:

	2016	2015	2014

Cost of goods sold (1)	$748	$599	$542
Selling, general and adminstrative expenses (2)	11,648	9,627	6,814
Total depreciation expense included in income from operations	$12,396	$10,226	$7,356

(1) All associated with our wholesale segment for fiscal 2016, 2015 and 2014.

(2) Includes depreciation associated with our retail segment of $6,612, $5,970 and $5,782 for fiscal 2016, 2015 and 2014, respectively. Fiscal 2016 and 2015 includes depreciation associated with our logistical services segment of $3,882 and $2,366, respectively.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	November 26, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$3,038	$(371)	$2,667
Technology - customized applications	834	(219)	615

Total intangible assets subject to amortization	3,872	(590)	3,282

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,588	-	11,588

Total goodwill and other intangible assets	$17,950	$(590)	$17,360

	November 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$3,038	$(169)	$2,869
Technology - customized applications	834	(99)	735

Total intangible assets subject to amortization	3,872	(268)	3,604

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,588	-	11,588

Total goodwill and other intangible assets	$17,950	$(268)	$17,682

Changes in the carrying amounts of goodwill by reportable segment were as follows:

	Wholesale	Retail	Logistics	Total

Balance as of November 29, 2014	$1,128	$602	$-	$1,730
Goodwill arising from acquisition of Zenith	3,711	1,218	4,929	9,858

Balance as of November 28, 2015	4,839	1,820	4,929	11,588
Changes during fiscal 2016 (none)	-	-	-	-

Balance as of November 26, 2016	$4,839	$1,820	$4,929	$11,588

There were no changes in the carrying value of our goodwill during fiscal 2016, and there were no accumulated impairment losses on goodwill as of November 26, 2016, November 28, 2015 or November 29, 2014.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Amortization expense associated with intangible assets during fiscal 2016 and 2015 was $322 and $268, respectively and is included in selling, general and administrative expense in our consolidated statement of income. All expense arising from the amortization of intangible assets is associated with our logistical services segment. There was no amortization expense recognized during fiscal 2014. Estimated future amortization expense for intangible assets that exist at November 26, 2016 is as follows:

Future amortization of intangible assets:

Fiscal 2017	$322
Fiscal 2018	322
Fiscal 2019	322
Fiscal 2020	322
Fiscal 2021	322
Thereafter	1,672

Total	$3,282

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

Prior to the acquisition, we paid Zenith approximately $6,863 and $31,308 for freight expense and logistical services in fiscal 2015 and 2014, respectively.

International Home Furnishings Center

In connection with the sale of our interest in International Home Furnishings Center, Inc. (“IHFC”) on May 2, 2011, to International Market Centers, L.P. (“IMC”), $6,106 of the sales proceeds were placed in escrow at the time of the sale to cover various contingencies. At various times during fiscal 2012, 2013 and 2014, the contingencies were satisfied without loss to the Company and the funds were released to us. During fiscal 2014 we received the final payment of sales proceeds in the amount of $2,348 which is included in cash flows from investing activities in our consolidated statements of cash flows.

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

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

10. Notes Payable and Bank Credit Facility

Our notes payable consist of the following:

	November 26, 2016
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$6,000	$(108)	$5,892
Transportation equipment notes payable	-	-	-
Real estate notes payable	1,219	-	1,219

Total debt	7,219	(108)	7,111
Less current portion	(3,385)	95	(3,290)

Total long-term debt	$3,834	$(13)	$3,821

	November 28, 2015
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$9,000	$(312)	$8,688
Transportation equipment notes payable	2,152	-	2,152
Real estate notes payable	2,933	-	2,933

Total debt	14,085	(312)	13,773
Less current portion	(5,477)	204	(5,273)

Total long-term debt	$8,608	$(108)	$8,500

The future maturities of our notes payable are as follows:

Fiscal 2017	$3,385
Fiscal 2018	3,412
Fiscal 2019	422
$7,219

Zenith Acquisition Note Payable

As part of the consideration given for our acquisition of Zenith on February 2, 2015, we issued an unsecured note payable to the former owner in the amount of $9,000, payable in three annual installments of $3,000 due on each anniversary of the note, the first installment having been paid on February 2, 2016. Interest is payable annually at the one year LIBOR rate, which was established at 0.62% on February 2, 2015 and resets on each anniversary of the note, having reset to the current rate of 1.14% on February 2, 2016. The note was recorded at its fair value in connection with the acquisition resulting in a debt discount that is amortized to the principal amount through the recognition of non-cash interest expense over the term of the note. Interest expense resulting from the amortization of the discount was $204 and $252 for fiscal 2016 and 2015, respectively. The current portion of the note due within one year, including unamortized discount, was $2,904 and $2,796 at November 26, 2016 and November 28, 2015, respectively.

Transportation Equipment Notes Payable

Certain of the transportation equipment operated in our logistical services segment was financed by notes payable in the amount of $2,152 at November 28, 2015. The current portion of these notes due within one year at November 28, 2015 was $901, and the notes were secured by tractors, trailers and local delivery trucks with a total net book value of $3,796 at November 28, 2015. Over the course of fiscal 2016, all of the outstanding transportation equipment notes were paid in full.

Real Estate Notes Payable

Two of our retail real estate properties have been financed through commercial mortgages with interest rates of 6.73%. These mortgages are collateralized by the respective properties with net book values totaling approximately $5,858 and $5,993 at November 26, 2016 and November 28, 2015, respectively. The total balance outstanding under these mortgages was $1,219 and $1,709 at November 26, 2016 and November 28, 2015, respectively. The current portion of these mortgages due within one year was $385 and $351 as of November 26, 2016 and November 28, 2015, respectively.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Certain of the real estate located in Conover, NC and operated in our logistical services segment had been subject to a note payable in the amount of $1,224 at November 28, 2015, all of which had been included in the current portion of notes payable. The note was secured by land and buildings with a total net book value of $6,226 at November 28, 2015. The entire outstanding balance due under this note was paid in full during fiscal 2016.

Fair Value

We believe that the carrying amount of our notes payable approximates fair value at both November 26, 2016 and November 28, 2015. In estimating the fair value, we utilize current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 4.

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

We have $1,972 outstanding under standby letters of credit against our line, leaving availability under our credit line of $13,028. In addition, we have outstanding standby letters of credit with another bank totaling $456.

Total interest paid during fiscal 2016, 2015 and 2014 was $353, 277 and $176, respectively.

11. Post-Employment Benefit Obligations

Supplemental Retirement Income Plan

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. Upon retirement, the Supplemental Plan provides for lifetime monthly payments in an amount equal to 65% of the participant’s final average compensation as defined in the Supplemental Plan, which is reduced by certain social security benefits to be received and other benefits provided by us. The Supplemental Plan also provides a death benefit that is calculated as (a) prior to retirement death, which pays the beneficiary 50% of final average annual compensation for a period of 120 months, or (b) post-retirement death, which pays the beneficiary 200% of final average compensation in a single payment. We own life insurance policies on these executives with a current net death benefit of $3,022 at November 26, 2016 and we expect to substantially fund this death benefit through the proceeds received upon the death of the executive. Funding for the remaining cash flows is expected to be provided through operations. There are no benefits payable as a result of a termination of employment for any reason other than death or retirement, other than a change of control provision which provides for the immediate vesting and payment of the retirement benefit under the Supplemental Plan in the event of an employment termination resulting from a change of control.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Summarized information for the plan measured as of the end of each year presented, is as follows:

	2016	2015
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$11,678	$10,376
Service cost	146	105
Interest cost	423	374
Actuarial losses	165	1,372
Benefits paid	(549)	(549)
Projected benefit obligation at end of year	$11,863	$11,678

Accumulated Benefit Obligation	$11,138	$10,967

Discount rate used to value the ending benefit obligations:	3.75%	3.75%

Amounts recognized in the consolidated balance sheet:
Current liabilities	$776	$749
Noncurrent liabilities	11,087	10,929
Total amounts recognized	$11,863	$11,678
Amounts recognized in accumulated other comprehensive income:
Transition obligation	$85	$127
Actuarial loss	4,065	4,223
Net amount recognized	$4,150	$4,350

Total recognized in net periodic benefit cost and accumulated other comprehensive income:	$734	$1,851

	2016	2015	2014

Components of Net Periodic Pension Cost:
Service cost	$146	$105	$78
Interest cost	423	374	373
Amortization of transition obligation	42	42	42
Amortization of other loss	323	195	123

Net periodic pension cost	$934	$716	$616

Assumptions used to determine net periodic pension cost:
Discount rate	3.75%	3.75%	3.75%
Increase in future compensation levels	3.00%	3.00%	3.00%

Estimated Future Benefit Payments (with mortality):
Fiscal 2017	776
Fiscal 2018	738
Fiscal 2019	700
Fiscal 2020	662
Fiscal 2021	624
Fiscal 2022 through 2026	4,606

Of the $4,150 recognized in accumulated other comprehensive income at November 26, 2016, $42 of net transition obligation and $332 of net loss are expected to be recognized as components of net periodic pension cost during fiscal 2017.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or benefits permitted. We recognized expense of $228, $248, and $134 in fiscal 2016, 2015, and 2014, respectively, associated with the plan. The expense for fiscal 2014 is net of a credit to income of $124 due to a change in our estimate of the future obligation of a former employee. Our liability under this plan was $1,969 and $2,085 as of November 26, 2016 and November 28, 2015, respectively. The non-current portion of this obligation is included in post-employment benefit obligations in our consolidated balance sheets, with the current portion included in accrued compensation and benefits.

Defined Contribution Plan

We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Employee contributions to the Plan are matched at the rate of 25% of up to 8% of gross pay, regardless of years of service. Expense for employer matching contributions was $865, $662 and $397 during fiscal 2016, 2015 and 2014, respectively. The increase in contribution expense for fiscal 2016 over fiscal 2015 was largely due to an increase in the matching rate from 20% in 2015 to 25% in 2016. The increase in contribution expense for fiscal 2015 over fiscal 2014 was largely due to an increase in the matching rate from 15% in 2014 to 20% in 2015, as well as the acquisition of Zenith.

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the fiscal years ended November 26, 2016 and November 28, 2015, which is comprised solely of post-retirement benefit costs related to our SERP, is as follows:

Balance at November 29, 2014	$(1,974)
Actuarial losses	(1,372)
Net pension amortization reclassified from accumulated other comprehensive loss	237
Tax effects	431
Balance at November 28, 2015	(2,678)
Actuarial losses	(165)
Net pension amortization reclassified from accumulated other comprehensive loss	366
Tax effects	(76)
Balance at November 26, 2016	$(2,553)

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

13. Capital Stock and Stock Compensation

We account for our stock-based employee and director compensation plans in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period) which we recognize on a straight-line basis. Compensation expense related to restricted stock and stock options included in selling, general and administrative expenses in our consolidated statements of income for fiscal 2016, 2015 and 2014 was as follows:

	2016	2015	2014

Stock based compensation expense	$903	$894	$951

Incentive Stock Compensation Plans

In 1997, we adopted an Employee Stock Plan (the “1997 Plan”), and reserved for issuance 950,000 shares of common stock. An additional 500,000 shares of common stock were authorized for issuance in 2000. In addition, the terms of the 1997 Plan allow for the re-issuance of any stock options which have been forfeited before being exercised. Options granted under the 1997 Plan may be for such terms and exercised at such times as determined by the Organization, Compensation, and Nominating Committee of the Board of Directors. There are no shares available for grant under the 1997 Plan at November 26, 2016.

On April 14, 2010, our shareholders approved the Bassett Furniture Industries, Incorporated 2010 Stock Incentive Plan which was amended and restated effective January 13, 2016 (the “2010 Plan”). All present and future non-employee directors, key employees and outside consultants for the Company are eligible to receive incentive awards under the 2010 Plan. Our Organization, Compensation and Nominating Committee (the “Compensation Committee”) selects eligible key employees and outside consultants to receive awards under the 2010 Plan in its discretion. Our Board of Directors or any committee designated by the Board of Directors selects eligible non-employee directors to receive awards under the 2010 Plan in its discretion. 1,250,000 shares of common stock are reserved for issuance under the 2010 Plan as amended. Participants may receive the following types of incentive awards under the 2010 Plan: stock options, stock appreciation rights, payment shares, restricted stock, restricted stock units and performance shares. Stock options may be incentive stock options or non-qualified stock options. Stock appreciation rights may be granted in tandem with stock options or as a freestanding award. Non-employee directors and outside consultants are eligible to receive restricted stock and restricted stock units only. We expect to issue new common stock upon the exercise of options.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options using the simplified method. Forfeitures are recognized as they occur. We utilize the simplified method to determine the expected life of our options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns.

Stock Options

There were no new grants of options made in 2016, 2015 or 2014.

Changes in the outstanding options under our plans during the year ended November 26, 2016 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at November 28, 2015	84,250	$11.42
Granted	-	-
Exercised	(8,000)	14.31
Forfeited/Expired	(10,000)	14.73
Outstanding at November 26, 2016	66,250	10.57
Exercisable at November 26, 2016	66,250	$10.57

There were no non-vested options outstanding under our plans during the year ended November 26, 2016.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Additional information regarding our outstanding stock options at November 26, 2016 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.23	-	$6.45	1,000	3.6	$4.38	1,000	$4.38
$6.45	-	$9.67	22,250	4.6	8.02	22,250	8.02
$9.68	-	$12.90	28,000	0.9	10.60	28,000	10.60
$12.91	-	$16.13	15,000	0.4	14.73	15,000	14.73
			66,250			66,250

Aggregate intrinsic value			$1,257			$1,257

Additional information regarding activity in our stock options during fiscal 2016, 2015 and 2014 is as follows:

	2016	2015	2014

Total intrinsic value of options exercised	$124	$5,934	$236
Total fair value of options vested	-	87	200
Total cash received from the exercise of options	114	4,031	382
Excess tax benefits recognized as additional paid-in capital upon the exercise of options (1)	-	1,899	72

(1) Prior to the adoption of ASU 2016-09 in fiscal 2016. See Note 2.

Restricted Shares

Changes in the outstanding non-vested restricted shares during the year ended November 26, 2016 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested restricted shares outstanding at November 28, 2015	134,154	$17.68
Granted	7,814	29.66
Vested	(18,954)	20.56
Forfeited	-	-
Non-vested restricted shares outstanding at November 26, 2016	123,014	$17.99

The grants for 2016 consisted of 5,814 restricted shares granted to our non-employee directors on April 1, 2016 which will vest on the first anniversary of the grant, and 2,000 shares granted to an employee on July 12, 2016 which will vest on the second anniversary of the grant.

During fiscal 2016, 18,954 restricted shares were vested and released, of which 12,600 shares had been granted to employees and 6,354 shares to directors. Of the shares released to employees, 2,940 shares were withheld by the Company to cover withholding taxes of $77. During fiscal 2015 and 2014, 4,836 shares and 31,234 shares, respectively, were withheld to cover withholding taxes of $154 and $489, respectively, arising from the vesting of restricted shares. During fiscal 2016, $87 of excess tax benefits were recognized within income tax expense. Prior to the adoption of ASU 2016-09, excess tax benefits of $99 and $228 were recognized during fiscal 2015 and 2014, respectively, as additional paid-in capital upon the release of vested shares.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Additional information regarding our outstanding non-vested restricted shares at November 26, 2016 is as follows:

Restricted stock:

			Remaining
	Restricted	Share Value	Restriction
Grant	Shares	at Grant Date	Period
Date	Outstanding	Per Share	(Years)

July 17, 2013	25,200	$16.64	1.6
January 15, 2014	48,000	14.12	0.1
January 14, 2015	40,000	20.21	1.1
July 14, 2015	2,000	38.02	1.6
April 1, 2016	5,814	30.96	0.3
July 12, 2016	2,000	25.88	1.6
	123,014

Unrecognized compensation cost related to these non-vested restricted shares at November 26, 2016 is $748, expected to be recognized over approximately a two year period.

Employee Stock Purchase Plan

In 2000, we adopted and implemented an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the ESPP we sold 8,502, 19,053 and 25,677 shares to employees in fiscal 2016, 2015 and 2014, respectively, which resulted in an immaterial amount of compensation expense. The ESPP reached the cumulative number of shares authorized for purchase under the plan during the third quarter of fiscal 2016.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

14. Income Taxes

The components of the income tax provision are as follows:

	2016	2015	2014
Current:
Federal	$3,728	$7,972	$4,168
State	896	1,533	596

Deferred:
Increase (decrease) in valuation allowance	-	(70)	(974)
Federal	4,559	1,520	221
State	765	480	1,297
Total	$9,948	$11,435	$5,308

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
Adjustments to state net operating loss carryforwards	-	-	3.3
Change in income tax valuation allowance	-	(0.1)	(3.7)
Change in income tax reserves	-	0.1	(1.7)
State income tax, net of federal benefit	4.2	4.4	4.9
Benefit of goodwill basis difference	-	(3.2)	-
Excess tax benefits from stock-based compensation	(0.3)	-	-
Other	(0.3)	(0.3)	(1.5)
Effective income tax rate	38.6%	35.9%	36.3%

Excess tax benefits in the amount of $1,998 and $300 were recognized as additional paid-in capital during fiscal 2015 and 2014, respectively, resulting from the exercise of stock options and the release of restricted shares. Subsequent to the adoption of ASU 2016-09 in fiscal 2016 (see Note 2), excess tax benefits of $87 were recognized as a component of income tax expense.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 26, 2016	November 28, 2015
Deferred income tax assets:
Trade accounts receivable	$307	$506
Inventories	2,407	2,420
Notes receivable	562	1,795
Post employment benefit obligations	5,338	6,992
State net operating loss carryforwards	731	927
Unrealized loss from affiliates	217	356
Net deferred rents	3,112	2,674
Other	2,005	2,165
Gross deferred income tax assets	14,679	17,835
Valuation allowance	-	-
Total deferred income tax assets	14,679	17,835

Deferred income tax liabilities:
Property and equipment	5,179	3,093
Intangible assets	1,012	860
Prepaid expenses and other	417	411

Total deferred income tax liabilities	6,608	4,364

Net deferred income tax assets	$8,071	$13,471

At the beginning of fiscal 2014 we carried a valuation allowance of $1,044 which was primarily related to state net operating loss carryforwards for which it was considered to be more likely than not that they would not be utilized prior to their expiration. During fiscal 2014 we reduced our valuation allowance related to adjustments to state net operating loss carryforwards primarily due to state tax law changes resulting in a credit to income of $974, or $0.09 per basic and diluted share. The remaining balance in the valuation allowance was $0 at both November 26, 2016 and November 28, 2015.

The following table represents a summary of the valuation allowances against deferred tax assets:

	2016	2015	2014

Balance, beginning of the year	$-	$70	$1,044
Additions charged to expense		-	-
Deductions reducing expense	-	(70)	(974)
Balance, end of the year	$-	$-	$70

We have state net operating loss carryforwards available to offset future taxable state income of $9,057, which expire in varying amounts between 2017 and 2030. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

Income taxes paid, net of refunds received, during 2016, 2015 and 2014 were $9,949, $5,906, and $2,367, respectively.

As of November 29, 2014, the gross amount of unrecognized tax benefits was approximately $1,236, exclusive of interest and penalties. Substantially all of this balance, along with additional amounts recognized during fiscal 2015, was effectively settled as of November 28, 2015. We regularly evaluate, assess and adjust the related liabilities in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

The following table summarizes the activity related to our gross unrecognized tax benefits:

	2016	2015	2014
Balance, beginning of the year	$12	$1,236	$1,497
Gross increases	43	12	-
Gross decreases due to settlements	-	(1,236)	(221)
Gross decreases primarily due to the expiration of statutes	-	-	(40)

Balance, end of the year	$55	$12	$1,236

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal 2016, 2015, and 2014, we recognized $15, $(144), and $7 of interest expense (recovery) and $10, $3, and $10 of penalty expense, respectively, related to the unrecognized benefits noted above in our consolidated statements of income. At November 26, 2016 and November 28, 2015, the balance of accrued interest and penalties associated with unrecognized tax benefits was not material.

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

We remain subject to examination for tax years 2013 through 2015 for all of our major tax jurisdictions.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

15. Litigation Gain, Asset Impairment, and Other Charges

Income from Antitrust Litigation Settlement

Cost of furniture and accessories sold for the year ended November 26, 2016 includes the benefit of $1,428 of income we received from the settlement of class action litigation. This benefit is included in our wholesale segment. We were a member of the certified class of consumers that were plaintiffs in the Polyurethane Foam Antitrust Litigation against various producers of flexible polyurethane foam. The litigation alleged a price-fixing conspiracy in the flexible polyurethane foam industry that caused indirect purchasers to pay higher prices for products that contain flexible polyurethane foam. In 2015 a settlement was reached with several of the producers, though other producers named in the suit filed appeals blocking distribution of the settlement. In June of 2016 the final producer appeal was dismissed and we received $1,428 in cash representing our share of the settlement, which is included in cash provided by operating activities in our statement of cash flows for the year ended November 26, 2016.

Asset Impairment Charges and Lease Exit Costs

During fiscal 2015 income from operations included $106 of non-cash asset impairment charges and a $419 charge for the accrual of lease exit costs, both incurred in connection with the closing of our Company-owned retail store location in Memphis, Tennessee.

There were no asset impairment charges or lease exit costs incurred against income from operations during fiscal 2016 or 2014. See Note 2 regarding non-operating impairment charges incurred in connection with our investments in retail real estate.

Management Restructuring Costs

During the year ended November 28, 2015, we recognized $449 of expense related to severance payable to a former executive, who left the Company in April, 2015. As of November 28, 2015, all required payments of severance had been disbursed. These management restructuring costs were incurred within our wholesale segment. There were no restructuring charges incurred in fiscal 2016 or 2014.

The following table summarizes the activity related to our accrued lease exit costs:

	2016	2015

Balance, beginning of the year	$566	$433
Provisions associated with Company-owned retail stores	-	419
Provisions made to adjust previous estimates	156	111
Payments on unexpired leases, net of sublease rent received	(517)	(410)
Accretion of interest on obligations	9	13

Balance, end of the year	$214	$566

Current portion included in other accrued liabilities	$105	$351
Long-term portion included in other long-term liabilities	109	215
Total accrued lease exit costs at November 26, 2016	$214	$566

16. Income from the Continued Dumping and Subsidy Offset Act

During the years ended November 26, 2016 and November 28, 2015, we recognized income of $240 and $1,156, respectively, arising from distributions received from U.S. Customs and Border Protection (“Customs”) under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). These distributions primarily represent amounts previously withheld by Customs pending the resolution of claims filed by certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) challenging certain provisions of the CDSOA and seeking to share in the distributions. The Non-Supporting Producers’ claims were dismissed by the courts and all appeals were exhausted in 2014. While it is possible that we may receive additional distributions from Customs, we cannot estimate the likelihood or amount of any future distributions.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

17. Leases and Lease Guarantees

Leases

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15 years. Some store leases contain contingent rental provisions based upon sales volume. Our transportation equipment leases have terms ranging from two to seven years with fixed monthly rental payments plus variable charges based upon mileage. The following schedule shows future minimum lease payments under non-cancellable operating leases with terms in excess of one year as of November 26, 2016:

	Retail Stores	Distribution Centers	Transportation Equipment	Total

Fiscal 2017	$20,587	$4,249	$3,296	$28,132
Fiscal 2018	18,559	3,015	2,010	23,584
Fiscal 2019	16,710	2,002	1,808	20,520
Fiscal 2020	15,415	1,301	1,743	18,459
Fiscal 2021	13,137	1,254	1,169	15,560
Thereafter	38,765	3,022	1,217	43,004
Total future minimum lease payments	$123,173	$14,843	$11,243	$149,259

Lease expense was $31,867, $26,382 and $19,903 for 2016, 2015, and 2014, respectively.

In addition to subleasing certain of these properties, we own retail real estate which we in turn lease to licensee operators of BHF stores. We also own real estate for closed stores which we lease to non-licensees. The following schedule shows minimum future rental income related to pass-through rental expense on subleased property as well as rental income on real estate owned by Bassett.

Fiscal 2017	$1,863
Fiscal 2018	1,337
Fiscal 2019	1,247
Fiscal 2020	1,194
Fiscal 2021	359
Thereafter	-
Total minimum future rental income	$6,000

Real estate rental income (loss), net of expense (including lease costs, depreciation, insurance, and taxes), related to licensee stores and other investment real estate, was $(59), $(181) and $(248) in 2016, 2015 and 2014, respectively, and is reflected in other expense, net in the accompanying consolidated statements of income.

Guarantees

As part of the strategy for our store program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to three years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,868 and $2,494 at November 26, 2016 and November 28, 2015, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations, net of reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at November 26, 2016 and November 28, 2015, were not material.

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

19. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2016	2015	2014
Numerator:
Net income	$15,829	$20,433	$9,299

Denominator:
Denominator for basic income per share - weighted average shares	10,732,217	10,701,829	10,552,462
Effect of dilutive securities	130,204	141,198	140,569
Denominator for diluted income per share — weighted average shares and assumed conversions	10,862,421	10,843,027	10,693,031

Basic income per share:
Net income per share — basic	$1.47	$1.91	$0.88

Diluted income per share:
Net income per share — diluted	$1.46	$1.88	$0.87

For fiscal 2016, 2015 and 2014, the following potentially dilutive shares were excluded from the computations as there effect was anti-dilutive:

	2016	2015	2014
Stock options	-	-	150,000
Unvested restricted shares	7,814	8,354	-

Total anti-dilutive securities	7,814	8,354	150,000

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

20. Segment Information

We have strategically aligned our business into three reportable segments as defined in ASC 280, Segment Reporting, and as described below:

●

Wholesale. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (Company-owned and licensee-owned stores retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both Company- and licensee-owned stores. Our wholesale segment also includes our holdings of short-term investments and retail real estate previously leased as licensee stores. The earnings and costs associated with these assets are included in other loss, net, in our consolidated statements of income.

●

Retail – Company-owned stores. Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities and capital expenditures directly related to these stores.

●

Logistical services. With our acquisition of Zenith on February 2, 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistics revenue in our condensed consolidated statement of income. Zenith’s operating costs are included in selling, general and administrative expenses and total $92,196 for the year ended November 26, 2016 and $73,722 from the date of acquisition through November 28, 2015. Amounts charged by Zenith to the Company for logistical services prior to the date of acquisition are included in selling, general and administrative expenses, and our equity in the earnings of Zenith prior to the date of acquisition is included in other loss, net, in the accompanying statements of income.

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

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

The following table presents segment information for each of the last three fiscal years:

	2016	2015	2014
Net Sales
Wholesale	$240,346	$252,180	$223,993
Retail	254,667	249,379	216,631
Logistical services	95,707	77,250	-
Inter-company eliminations:
Furniture and accessories	(117,817)	(114,154)	(99,886)
Logistical services	(40,865)	(33,728)	-
Consolidated	$432,038	$430,927	$340,738

Income (loss) from Operations
Wholesale	$18,672	$15,618	$14,120
Retail	4,333	6,170	(528)
Logistical services	3,511	3,528	-
Inter-company elimination	1,677	1,647	1,539
Lease exit costs	-	(419)	-
Asset impairment charges	-	(106)	-
Management restructuring costs	-	(449)	-
Consolidated income from operations	$28,193	$25,989	$15,131

Depreciation and Amortization
Wholesale	$2,053	$2,075	$1,972
Retail	5,992	5,428	5,344
Logistical services	4,204	2,634	-
Consolidated	$12,249	$10,137	$7,316

Capital Expenditures
Wholesale	$7,232	$4,898	$4,527
Retail	5,115	7,077	13,836
Logistical services	9,154	1,999	-
Consolidated	$21,501	$13,974	$18,363

Identifiable Assets
Wholesale	$139,477	$146,878	$154,275
Retail	88,855	88,878	86,471
Logistical services	49,935	46,787	-
Consolidated	$278,267	$282,543	$240,746

A breakdown of wholesale sales by product category for each of the last three fiscal years is provided below:

	2016	2015	2014

Wood	37%	37%	39%
Upholstery	63%	63%	61%
	100%	100%	100%

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

21. Quarterly Results of Operations

	2016
	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter (2)

Sales revenue:
Furniture and accessories	$92,402	$92,990	$91,465	$100,339
Logistics	14,471	13,677	13,247	13,447
Total sales revenue	106,873	106,667	104,712	113,786
Cost of furniture and accessories sold	41,986	42,419	40,091	43,023
Income from operations	5,791	5,853	7,540	9,009
Net income	3,234	3,385	4,165	5,045
Basic earnings per share	0.30	0.31	0.39	0.47
Diluted earnings per share	0.30	0.31	0.38	0.47

	2015
	First Quarter (3)	Second Quarter (4)	Third Quarter	Fourth Quarter (5)

Sales revenue:
Furniture and accessories	$89,548	$99,467	$97,107	$101,283
Logistics	3,259	12,086	13,904	14,273
Total sales revenue	92,807	111,553	111,011	115,556
Cost of furniture and accessories sold	41,930	46,921	44,824	45,616
Income from operations	2,877	6,714	7,692	8,706
Net income	5,956	4,529	4,266	5,682
Basic earnings per share	0.57	0.42	0.39	0.53
Diluted earnings per share	0.56	0.42	0.39	0.52

All quarters shown above for fiscal 2016 and 2015 consist of 13 week fiscal periods.

Sales revenue from logistics is recognized from the date of our acquisition of Zenith, February 2, 2015. Prior to the acquisition of Zenith, net income included our 49% equity in the earnings of Zenith, which is included in other loss, net in our consolidated statements of income.

(1)	Income from operations includes the benefit of a $1,428 award received from the settlement of class action litigation (see Note 15).
(2)	Net income includes income of $148 from the CDSOA, net of related income tax effects of approximately $92 (see Note 16).
(3)

Income from operations includes asset impairment charges and lease exit costs totaling $525 (see Note 15). Net income includes a gain of $7,212, net of income tax effects of approximately $2,777, resulting from the remeasurement of our prior ownership interest in Zenith upon acquisition (see Note 3).

(4)

Income from operations includes management restructuring charges of $449 (see Note 15). Net income includes income of $1,066 from the CDSOA, net of related income tax effects of approximately $410 (see Note 16).

(5)	Net income includes the effect of a $1,111 tax benefit arising from purchase accounting adjustments relating to the gain recorded on the remeasurement of our prior ownership in Zenith.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 26, 2016 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 26, 2016, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Bassett Furniture Industries, Incorporated and Subsidiaries

We have audited Bassett Furniture Industries, Incorporated and Subsidiaries’ internal control over financial reporting as of November 26, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Bassett Furniture Industries, Incorporated and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bassett Furniture Industries, Incorporated and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 26, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bassett Furniture Industries, Incorporated and Subsidiaries as of November 26, 2016 and November 28, 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended November 26, 2016 of Bassett Furniture Industries, Incorporated and Subsidiaries and our report dated January 19, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

January 19, 2017

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be contained in the Proxy Statement under the caption “Audit and Other Fees” is incorporated herein by reference thereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	(a) Bassett Furniture Industries, Incorporated and Subsidiaries Audited Consolidated Financial Statements for the years ended November 26, 2016, November 28, 2015 and November 29, 2014.

	(2)	Financial Statement Schedule:

Schedule II- Analysis of Valuation and Qualifying Accounts for the years ended November 26, 2016, November 28, 2015 and November 29, 2014

	(3)	Listing of Exhibits

		3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

		3B.	By-laws as amended to date are incorporated herein by reference to Exhibit 3b to Form 10-Q for the fiscal quarter ended August 25, 2012, filed October 4, 2012.

4.

Fifth Amended and Restated Credit Agreement with BB&T dated December 5, 2015 is incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 27, 2016, filed March 31, 2016. Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

		*10B.	Bassett Executive Deferred Compensation Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		*10C.	Bassett Supplemental Retirement Income Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		*10E.	Bassett 1997 Employee Stock Plan is incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (no. 333-60327) filed on July 31, 1998.

		*10F.	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Plan is incorporated herein by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on January 28, 2005.

		*10G.	Bassett Furniture 2005 Non-Employee Directors Stock Incentive Form Grant Letter for Restricted Stock Award is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		*10H.	Bassett Furniture Directors Compensation is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		*10I.	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Stock Option Award Agreement is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		*10J.	Bassett Furniture Industries, Inc. 1997 Employee Stock Plan Form Grant Letter for Restricted Stock Award is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		*10K.	Bassett Furniture Industries, Inc. Amended and Restated 2010 Stock Incentive Plan is incorporated herein by reference to Schedule 14A, Exhibit A, filed on February 8, 2016.

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

101.

The following financial statements from the Company's Annual Report on Form 10-K for the year ended November 26, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statements of stockholders’ equity, and (v) the notes to the consolidated financial statements, tagged as blocks of text.

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

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ Robert H. Spilman, Jr.	Date: January 19, 2017
Robert H. Spilman, Jr. President and Chief Executive Officer Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John R. Belk	Date: January 19, 2017
John R. Belk Director

By:	/s/ Kristina K. Cashman	Date: January 19, 2017
Kristina K. Cashman Director

By:	/s/ Paul Fulton	Date: January 19, 2017
Paul Fulton Director, Chairman Emeritus

By:	/s/ George W. Henderson, III	Date: January 19, 2017
George W. Henderson, III Director

By:	/s/ J. Walter McDowell	Date: January 19, 2017
J. Walter McDowell
Director

By:	/s/ Dale C. Pond	Date: January 19, 2017
Dale C. Pond Director

By:	/s/ William C. Wampler, Jr.	Date: January 19, 2017
William C. Wampler, Jr. Director

By:	/s/ William C. Warden, Jr.	Date: January 19, 2017
William C. Warden, Jr. Director, Lead Independent Director

By:	/s/ J. Michael Daniel	Date: January 19, 2017
J. Michael Daniel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Bassett Furniture Industries, Incorporated

Schedule II

Analysis of Valuation and Qualifying Accounts

For the Years Ended November 26, 2016, November 28, 2015 and November 29, 2014

(amounts in thousands)

	Balance Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Other		Balance End of Period
For the Year Ended November 29, 2014:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$1,607	$77	$(435)	$-		$1,249

Notes receivable valuation reserves	$4,139	$-	$-	$-		$4,139

Income tax valuation allowance	$1,044	$-	$(974)	$-		$70

For the Year Ended November 28, 2015:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$1,249	$(216)	$(67)	$209	(2)	$1,175

Notes receivable valuation reserves	$4,139	$582	$(75)	$-		$4,646

Income tax valuation allowance	$70	$-	$(70)	$-		$-

For the Year Ended November 26, 2016:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$1,175	$(376)	$-	$-		$799

Notes receivable valuation reserves	$4,646	$-	$(3,192)	$-	(3)	$1,454

Income tax valuation allowance	$-	$-	$-	$-		$-

(1)

Deductions are for the purpose for which the reserve was created. Deductions from the income tax valuation allowance for the year ended November 29, 2014 were due to the removal of the majority of our valuation allowance.

(2)	Represents reserves of acquired company at date of acquisition.
(3)	During fiscal 2016, previously reserved notes were determined to be uncollectible and were written off against the reserve.