Form 10-Q
period 2017-02-25
BASSETT FURNITURE INDUSTRIES INC
filed 2017-03-30
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2017

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

At March 17, 2017, 10,720,148 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE

PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of February 25, 2017 (unaudited) and November 26, 2016 and for the quarters ended February 25, 2017 (unaudited) and February 27, 2016 (unaudited)

	Condensed Consolidated Statements of Income and Retained Earnings	3

	Condensed Consolidated Statements of Comprehensive Income	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

3.	Quantitative and Qualitative Disclosures About Market Risk	30

4.	Controls and Procedures	30

PART II - OTHER INFORMATION

1.	Legal Proceedings	32

2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	32

3.	Defaults Upon Senior Securities	32

6.	Exhibits	32

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE PERIODS ENDED FEBRUARY 25, 2017 AND FEBRUARY 27, 2016 – UNAUDITED

(In thousands except per share data)

	Quarter Ended

	February 25, 2017	February 27, 2016
Sales revenue:
Furniture and accessories	$93,698	$92,402
Logistics	12,194	14,471
Total sales revenue	105,892	106,873

Cost of furniture and accessories sold	41,898	41,986

Selling, general and administrative expenses excluding new store pre-opening costs	58,524	58,957
New store pre-opening costs	806	139
Income from operations	4,664	5,791

Other loss, net	(733)	(657)
Income before income taxes	3,931	5,134

Income tax expense	1,070	1,900

Net income	$2,861	$3,234

Retained earnings-beginning of period	129,388	120,904
Cash dividends	(1,071)	(962)
Retained earnings-end of period	$131,178	$123,176

Basic earnings per share	$0.27	$0.30

Diluted earnings per share	$0.27	$0.30

Dividends per share	$0.10	$0.09

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 34

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED FEBRUARY 25, 2017 AND FEBRUARY 27, 2016 – UNAUDITED

(In thousands)

	Quarter Ended

	February 25, 2017	February 27, 2016

Net income	$2,861	$3,234
Other comprehensive income:
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	94	91
Income taxes related to SERP	(36)	(34)

Other comprehensive income, net of tax	58	57

Total comprehensive income	$2,919	$3,291

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 34

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 25, 2017 AND NOVEMBER 26, 2016

(In thousands)

	(Unaudited)
	February 25, 2017	November 26, 2016
Assets
Current assets
Cash and cash equivalents	$23,518	$35,144
Short-term investments	23,125	23,125
Accounts receivable, net	18,470	18,358
Inventories	55,473	53,215
Other current assets	9,572	10,727
Total current assets	130,158	140,569

Property and equipment, net	106,840	104,655

Deferred income taxes	7,932	8,071
Goodwill and other intangible assets	17,592	17,360
Other	7,127	7,612
Total long-term assets	32,651	33,043
Total assets	$269,649	$278,267

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$18,416	$21,281
Accrued compensation and benefits	12,152	13,602
Customer deposits	26,158	25,181
Dividends payable	-	3,218
Current portion of long-term debt	3,320	3,290
Other accrued liabilities	9,818	10,441
Total current liabilities	69,864	77,013

Long-term liabilities
Post employment benefit obligations	12,748	12,760
Notes payable	733	3,821
Other long-term liabilities	3,796	3,968
Total long-term liabilities	17,277	20,549

Stockholders’ equity
Common stock	53,601	53,615
Retained earnings	131,178	129,388
Additional paid-in capital	224	255
Accumulated other comprehensive loss	(2,495)	(2,553)
Total stockholders' equity	182,508	180,705
Total liabilities and stockholders’ equity	$269,649	$278,267

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 34

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED FEBRUARY 25, 2017 AND FEBRUARY 27, 2016 – UNAUDITED

(In thousands)

	Quarter Ended
	February 25, 2017	February 27, 2016
Operating activities:
Net income	$2,861	$3,234
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,351	2,817
Deferred income taxes	103	803
Excess tax benefits from stock-based compensation	327	-
Other, net	413	294
Changes in operating assets and liabilities:
Accounts receivable	110	1,509
Inventories	(1,915)	2,357
Other current assets	1,155	(1,326)
Customer deposits	977	(715)
Accounts payable and accrued liabilities	(5,305)	(6,553)
Net cash provided by operating activities	2,077	2,420

Investing activities:
Purchases of property and equipment	(5,610)	(8,568)
Proceeds from sales of property and equipment	3	20
Acquisition of retail licensee store	(655)	-
Other	223	-
Net cash used in investing activities	(6,039)	(8,548)

Financing activities:
Cash dividends	(4,290)	(3,146)
Proceeds from the exercise of stock options	221	-
Other issuance of common stock	-	84
Repurchases of common stock	(26)	(1,774)
Taxes paid related to net share settlement of equity awards	(474)	-
Repayments of notes payable	(3,095)	(4,395)
Proceeds from equipment loans	-	4,204
Net cash used in financing activities	(7,664)	(5,027)
Change in cash and cash equivalents	(11,626)	(11,155)
Cash and cash equivalents - beginning of period	35,144	36,268
Cash and cash equivalents - end of period	$23,518	$25,113

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

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

Revenues from logistical services are generated by our wholly-owned subsidiary, Zenith Freight Lines, LLC (“Zenith”) which we acquired in fiscal 2015. Sales of logistical services from Zenith to our wholesale and retail segments have been eliminated in consolidation, and Zenith’s operating costs and expenses are included in selling, general and administrative expenses in our condensed consolidated statements of income.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the quarter ended February 25, 2017 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 26, 2016.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rates of 27.2% and 37.0% for the quarters ended February 25, 2017 and February 27, 2016, respectively, differ from the federal statutory rate primarily due to the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation and the Section 199: Domestic Production Activities Deduction. During the quarter ended February 25, 2017, our income tax provision includes excess tax benefits on stock-based compensation in the amount of $327. No excess tax benefit was recognized during the quarter ended February 27, 2016.

3. Business Combination – Licensee Store Acquisition

During the quarter ended February 25, 2017, we acquired the operations of the Bassett Home Furnishings (“BHF”) store located in Columbus, Ohio for a purchase price of $655. The store had been owned and operated by a licensee that had determined that continued ownership of a BHF store was no longer consistent with its future business objectives. We believe that Columbus, Ohio represents a viable market for a BHF store.

The purchase price was allocated as follows:

Inventory	$343
Goodwill	312
Purchase price	$655

7 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

The inputs into our valuation of the acquired assets reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 inputs as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. See Note 4.

The pro forma impact of the acquisition and the results of operations for the Columbus store since acquisition are not material to our consolidated results of operations for the quarter ended February 25, 2017.

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

Investments

Our short-term investments of $23,125 at both February 25, 2017 and November 26, 2016 consisted of certificates of deposit (CDs) with original terms of twelve months, bearing interest at rates ranging from 0.28% to 1.10%. At February 25, 2017, the weighted average remaining time to maturity of the CDs was approximately four months and the weighted average yield of the CDs was approximately 0.65%. Each CD is placed with a Federally insured financial institution and all deposits are within Federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at February 25, 2017 and November 26, 2016 approximates their fair value.

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

We believe that the carrying amounts of our current assets and current liabilities approximate fair value due to the short-term nature of these items. The recurring estimate of the fair value of our notes payable for disclosure purposes (see Note 8) involves Level 3 inputs. Our primary non-recurring fair value estimates typically involve business acquisitions (Note 3) which involve a combination of Level 2 and Level 3 inputs.

8 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

5. Accounts Receivable

Accounts receivable consists of the following:

	February 25, 2017	November 26, 2016
Gross accounts receivable	$19,214	$19,157
Allowance for doubtful accounts	(744)	(799)
Accounts receivable, net	$18,470	$18,358

Activity in the allowance for doubtful accounts for the quarter ended February 25, 2017 was as follows:

Balance at November 26, 2016	$799
Reductions to allowance	(55)
Balance at February 25, 2017	$744

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

Inventories were comprised of the following:

	February 25, 2017	November 26, 2016
Wholesale finished goods	$23,516	$24,392
Work in process	364	369
Raw materials and supplies	13,437	11,343
Retail merchandise	27,266	26,265
Total inventories on first-in, first-out method	64,583	62,369
LIFO adjustment	(7,871)	(7,804)
Reserve for excess and obsolete inventory	(1,239)	(1,350)
	$55,473	$53,215

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

9 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 26, 2016	$1,061	$289	$1,350
Additions charged to expense	139	120	259
Write-offs	(242)	(128)	(370)
Balance at February 25, 2017	$958	$281	$1,239

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2017 and do not anticipate that our methodology is likely to change in the future.

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	February 25, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,038	$(422)	$2,616
Technology - customized applications	834	(248)	586

Total intangible assets subject to amortization	3,872	(670)	3,202

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,900	-	11,900

Total goodwill and other intangible assets	$18,262	$(670)	$17,592

	November 26, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,038	$(371)	$2,667
Technology - customized applications	834	(219)	615

Total intangible assets subject to amortization	3,872	(590)	3,282

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,588	-	11,588

Total goodwill and other intangible assets	$17,950	$(590)	$17,360

10 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

Changes in the carrying amounts of goodwill by reportable segment during the quarter ended February 25, 2017 were as follows:

	Wholesale	Retail	Logistics	Total

Balance as of November 26, 2016	$4,839	$1,820	$4,929	$11,588
Goodwill arising from store acquisition (Note 3)	206	106	-	312

Balance as of February 25, 2017	$5,045	$1,926	$4,929	$11,900

There were no accumulated impairment losses on goodwill as of February 25, 2017 or November 26, 2016.

Amortization expense associated with intangible assets during the quarters ended February 25, 2017 and February 27, 2016 was as follows:

	Quarter Ended
	February 25, 2017	February 27, 2016

Intangible asset amortization expense	$80	$81

8. Notes Payable and Bank Credit Facility

Our notes payable consist of the following:

	February 25, 2017
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$3,000	$(71)	$2,929
Real estate notes payable	1,124	-	1,124

Total Debt	4,124	(71)	4,053
Less current portion	(3,391)	71	(3,320)

Total long-term debt	$733	$-	$733

	November 26, 2016
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$6,000	$(108)	$5,892
Real estate notes payable	1,219	-	1,219

Total Debt	7,219	(108)	7,111
Less current portion	(3,385)	95	(3,290)

Total long-term debt	$3,834	$(13)	$3,821

11 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

The future maturities of our notes payable are as follows:

Remainder of fiscal 2017	$291
Fiscal 2018	3,412
Fiscal 2019	421
Fiscal 2020	-
Fiscal 2021	-
Fiscal 2022	-
Thereafter	-
$4,124

Zenith Acquisition Note Payable

As part of the consideration given for our acquisition of Zenith on February 2, 2015, we issued an unsecured note payable to the former owner in the amount of $9,000, payable in three annual installments of $3,000 due on each anniversary of the note. Interest is payable annually at the one year LIBOR rate. The note was recorded at its fair value in connection with the acquisition resulting in a debt discount that is amortized to the principal amount through the recognition of non-cash interest expense over the term of the note. Interest expense resulting from the amortization of the discount was $37 and $66 for the quarters ended February 25, 2017 and February 27, 2016, respectively. The current portion of the note due within one year, including unamortized discount, was $2,929 and $2,904 at February 25, 2017 and November 26, 2016, respectively.

Real Estate Notes Payable

Certain of our retail real estate properties have been financed through commercial mortgages with outstanding principal totaling $1,124 and $1,219 at February 25, 2017 and November 26, 2016, respectively. The mortgages bear interest at fixed rates of 6.73%. They are collateralized by the respective properties with net book values totaling approximately $5,825 and $5,858 at February 25, 2017 and November 26, 2016, respectively. The current portion of these mortgages due within one year was $391 and $385 as of February 25, 2017 and November 26, 2016, respectively.

Fair Value

We believe that the carrying amount of our notes payable approximates fair value at both February 25, 2017 and November 26, 2016. In estimating the fair value, we utilize current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 3.

Bank Credit Facility

Our credit facility with our bank provides for a line of credit of up to $15,000. This credit facility, which matures in December of 2018, is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future.

At February 25, 2017, we had $1,972 outstanding under standby letters of credit against our line, leaving availability under our credit line of $13,028. In addition, we have outstanding standby letters of credit with another bank totaling $511.

12 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

9. Post Employment Benefit Obligations

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for this plan was $11,871 and $11,863 as of February 25, 2017 and November 26, 2016, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	February 25, 2017	November 26, 2016
Accrued compensation and benefits	$776	$776
Post employment benefit obligations	11,095	11,087

Total pension liability	$11,871	$11,863

Components of net periodic pension costs are as follows:

	Quarter Ended
	February 25, 2017	February 27, 2016
Service cost	$38	$36
Interest cost	107	106
Amortization of transition obligation	11	11
Amortization of loss	83	81

Net periodic pension cost	$239	$234

The components of net periodic pension cost other than the service cost component are included in other loss, net in our condensed consolidated statements of income.

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,949 and $1,969 as of February 25, 2017 and November 26, 2016, respectively, and is recorded as follows in the condensed consolidated balance sheets:

	February 25, 2017	November 26, 2016
Accrued compensation and benefits	$296	$296
Post employment benefit obligations	1,653	1,673

Total deferred compensation liability	$1,949	$1,969

We recognized expense under this plan during the quarters ended February 25, 2017 and February 27, 2016 as follows:

	Quarter Ended
	February 25, 2017	February 27, 2016
Deferred compensation expense	$54	$57

13 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

10. Commitments and Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15 years. Some store leases contain contingent rental provisions based upon sales volume. Our transportation equipment leases have terms ranging from two to seven years with fixed monthly rental payments plus variable charges based upon mileage. The following schedule shows future minimum lease payments under non-cancellable operating leases with terms in excess of one year as of February 25, 2017:

	Retail Stores	Distribution Centers	Transportation Equipment	Total

Remainder of fiscal 2017	$15,887	$3,297	$2,546	$21,730
Fiscal 2018	20,023	3,101	2,210	25,334
Fiscal 2019	18,045	2,091	1,843	21,979
Fiscal 2020	16,722	1,392	1,743	19,857
Fiscal 2021	14,425	1,349	1,169	16,943
Fiscal 2022	11,746	1,743	963	14,452
Thereafter	33,470	1,320	254	35,044
Total future minimum lease payments	$130,318	$14,293	$10,728	$155,339

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,611 and $1,868 at February 25, 2017 and November 26, 2016, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at February 25, 2017 and November 26, 2016 was not material.

14 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

11. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended February 25, 2017:

Basic earnings per share	$2,861	10,613,639	$0.27
Add effect of dilutive securities:
Options and restricted shares	-	105,636	-
Diluted earnings per share	$2,861	10,719,275	$0.27

For the quarter ended February 27, 2016:

Basic earnings per share	$3,234	10,780,229	$0.30
Add effect of dilutive securities:
Options and restricted shares	-	104,327	-
Diluted earnings per share	$3,234	10,884,556	$0.30

For the quarters ended February 25, 2017 and February 27, 2016, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended
	February 25, 2017	February 27, 2016

Unvested shares	-	2,000

15 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

12. Segment Information

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

●

Logistical services. Our logistical services operating segment reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statement of income. Zenith’s total operating costs, including those associated with providing logistical services to the Company as well as to third-party customers, are included in selling, general and administrative expenses and were $22,560 and $23,934 for the quarters ended February 25, 2017 and February 27, 2016, respectively.

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

16 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended
	February 25, 2017	February 27, 2016
Sales Revenue
Wholesale	$61,975	$59,576
Retail - Company-owned stores	61,593	61,595
Logistical services	22,334	24,679
Inter-company eliminations:
Furniture and accessories	(29,870)	(28,769)
Logistical services	(10,140)	(10,208)
Consolidated	$105,892	$106,873

Income (loss) from Operations
Wholesale	$5,893	$4,398
Retail - Company-owned stores	(1,343)	316
Logistical services	(226)	744
Inter-company elimination	340	333
Consolidated	$4,664	$5,791

Depreciation and Amortization
Wholesale	$644	$456
Retail - Company-owned stores	1,472	1,531
Logistical services	1,235	830
Consolidated	$3,351	$2,817

Capital Expenditures
Wholesale	$1,627	$1,537
Retail - Company-owned stores	3,703	2,021
Logistical services	280	5,010
Consolidated	$5,610	$8,568

	As of	As of
Identifiable Assets	February 25, 2017	November 26, 2016
Wholesale	$129,200	$139,477
Retail - Company-owned stores	92,447	88,855
Logistical services	48,002	49,935
Consolidated	$269,649	$278,267

17 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

13. Recent Accounting Pronouncements

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

18 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) does not constitute a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in ASU 2017-01 (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments in ASU 2017-01 shall apply prospectively and will become effective for as at the beginning of our 2019 fiscal year. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in ASU 2017-04 will become effective for us as of the beginning of our 2021 fiscal year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

19 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under existing GAAP, an entity is required to present all components of net periodic pension cost and net periodic postretirement benefit cost aggregated as a net amount in the income statement, and this net amount may be capitalized as part of an asset where appropriate. The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments in ASU 2017-07 shall be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. Early adoption is permitted, and we have elected to adopt the amendments in ASU 2017-07 effective as of the beginning of our 2017 fiscal year. The adoption of this guidance did not have a material impact upon our financial condition or results of operations.

20 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 115-year history has instilled the principles of quality, value, and integrity in everything we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and meet the demands of a global economy.

With 89 BHF stores at February 25, 2017, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 25 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We have factories in Newton, North Carolina and Grand Prairie, Texas that manufacture upholstered furniture, a factory in Martinsville, Virginia that primarily assembles and finishes our custom casual dining offerings and a factory in Bassett, Virginia that assembles and finishes our “Bench Made” line of furniture. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its process, with custom pieces often manufactured within two weeks of taking the order in our stores. Our logistics team then promptly ships the product to one of our home delivery hubs or to a location specified by our licensees in a timeframe to meet the 30 day promise.  In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture and certain upholstery offerings from several foreign plants, primarily in Vietnam and China. Over 65% of the products we currently sell are manufactured in the United States.

We also own Zenith Freight Lines, LLC (“Zenith”) which provides logistical services to both the wholesale and retail operations at Bassett along with other furniture manufacturers and retailers. Zenith delivers best-of-class shipping and logistical support services that are uniquely tailored to the needs of Bassett and the furniture industry, as well as the ability to provide the expedited delivery service which is increasingly demanded by our industry. Zenith operates seven regional freight hubs and 11 home delivery centers in 13 states. Approximately 55% of Zenith’s revenue is generated from services provided to non-Bassett customers.

At February 25, 2017, our BHF store network included 60 Company-owned stores and 29 licensee-owned stores. During the first quarter of fiscal 2017, we opened a new store in Garden City, New York and completed the repositioning of our store in Scottsdale, Arizona. In addition, we acquired a store in Columbus, Ohio from a former licensee. We also closed an underperforming store in Danbury, Connecticut and a licensee closed a store in Toronto, Canada.

We continue to execute on our strategy of growing the Company through opening new stores, repositioning stores to improved locations within a market and closing underperforming stores. We opened a new 11,000 square foot store in the historic Helms Bakery District of Los Angeles County, California in early March 2017. We plan to open a new store in King of Prussia, Pennsylvania in the next two months and another in Pittsburgh, Pennsylvania by the end of September 2017. In addition, we have a signed lease for a new store in Wichita, Kansas that is expected to open in the first quarter of 2018. Lease negotiations are underway for new store locations that could result in additional openings during 2017 or early 2018. With a track record of six consecutive years of positive same store sales growth and our focus on store productivity, we believe that we can take our concept to new markets and consistently grow overall store count in the years to come. Our licensed store network is scheduled to open a new store in Kansas City, Kansas during the third quarter of 2017 and one in La Jolla, California during the fourth quarter of 2017.

21 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

As with any retail operation, prior to opening a new store we incur such expenses as rent, training costs and other payroll related costs. These costs generally range between $200 to $400 per store depending on the overall rent costs for the location and the period between the time when we take physical possession of the store space and the time of the store opening. Generally, rent payments during a buildout period between delivery of possession and opening of a new store are deferred and therefore straight line rent expense recognized during that time does not require cash. Inherent in our retail business model, we also incur losses in the two to three months of operation following a new store opening. Like other furniture retailers, we do not recognize a sale until the furniture is delivered to our customer. Because our retail business model does not involve maintaining a stock of retail inventory that would result in quick delivery and because of the custom nature of many of our furniture offerings, delivery to our customers usually occurs about 30 days after an order is placed. We generally require a deposit at the time of order and collect the remaining balance when the furniture is delivered, at which time the sale is recognized. Coupled with the previously discussed store pre-opening costs, total start-up losses can range from $400 to $600 per store. While our retail expansion is initially costly, we believe our site selection and new store presentation will generally result in locations that operate at or above a retail break-even level within a reasonable period of time following store opening. Factors affecting the length of time required to achieve this goal on a store-by-store basis may include the level of brand recognition, the degree of local competition and the depth of penetration in a particular market. Even as new stores ramp up to break-even, we do realize additional wholesale sales volume that leverages the fixed costs in our wholesale business. Because of the increased store openings in 2017, we expect to incur approximately $2,000 of additional new store pre-opening costs and post-opening losses in 2017 as compared to 2016.

Results of Operations – Quarter ended February 25, 2017 compared with quarter ended February 27, 2016:

Net sales of furniture and accessories, logistics revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense, other charges and income from operations were as follows for the quarters ended February 25, 2017 and February 27, 2016:

	Quarter Ended
	February 25, 2017		February 27, 2016

Sales revenue:
Furniture and accessories	$93,698	88.5%	$92,402	86.5%
Logistics revenue	12,194	11.5%	14,471	13.5%
Total sales revenue	105,892	100.0%	106,873	100.0%
Cost of furniture and accessories sold	41,898	39.6%	41,986	39.3%
SG&A expenses	58,524	55.3%	58,957	55.2%
New store pre-opening costs	806	0.8%	139	0.1%

Income from operations	$4,664	4.4%	$5,791	5.4%

Refer to the segment information which follows for a discussion of the significant factors and trends affecting our results of operations for the quarter ended February 25, 2017 as compared with the prior year period.

22 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

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

Logistical services. Our logistical services operating segment reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statement of income. Zenith’s operating costs are included in selling, general and administrative expenses.

23 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Quarter Ended February 25, 2017
	Wholesale	Retail	Logistics	Eliminations	Consolidated

Sales revenue:
Furniture & accessories	$61,975	$61,593	$-	$(29,870)	$93,698
Logistics	-	-	22,334	(10,140)	12,194
Total sales revenue	61,975	61,593	22,334	(40,010)	105,892
Cost of furniture and accessories sold	40,169	31,459	-	(29,730)	41,898
SG&A expense	15,913	30,671	22,560	(10,620)	58,524
New store pre-opening costs	-	806	-	-	806
Income (loss) from operations	$5,893	$(1,343)	$(226)	$340	$4,664

	Quarter Ended February 27, 2016
	Wholesale	Retail	Logistics	Eliminations	Consolidated

Sales revenue:
Furniture & accessories	$59,576	$61,595	$-	$(28,769)	$92,402
Logistics	-	-	24,679	(10,208)	14,471
Total sales revenue	59,576	61,595	24,679	(38,977)	106,873
Cost of furniture and accessories sold	39,298	31,315	-	(28,627)	41,986
SG&A expense	15,880	29,825	23,935	(10,683)	58,957
New store pre-opening costs	-	139	-	-	139
Income from operations	$4,398	$316	$744	$333	$5,791

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale and retail segments.
(3)	Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment, as well as the change for the period in the elimination of intercompany profit in ending retail inventory.
(4)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate, and the elimination of logisitcal services charged by Zenith to Bassett's retail and wholesale segments as follows:

	Quarter Ended
	February 25, 2017	February 27, 2016

Intercompany logistical services	$(10,140)	$(10,208)
Intercompany rents	(480)	(475)

Total SG&A expense elimination	$(10,620)	$(10,683)

24 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

Wholesale segment

Results for the wholesale segment for the quarters ended February 25, 2017 and February 27, 2016 are as follows:

	Quarter Ended
	February 25, 2017		February 27, 2016

Net sales	$61,975	100.0%	$59,576	100.0%
Gross profit	21,806	35.2%	20,278	34.0%
SG&A expenses	15,913	25.7%	15,880	26.7%

Income from operations	$5,893	9.5%	$4,398	7.4%

Quarterly Analysis of Results - Wholesale

Net sales for the wholesale segment were $61,975 for the first quarter of 2017 as compared to $59,576 for the first quarter of 2016, an increase of $2,399 or 4.0%. This sales increase was driven by a 6.7% increase in shipments to the BHF store network partially offset by a 3.2% decrease in shipments to the open market (outside the BHF store network) as compared to the prior year period. Gross margins for the wholesale segment were 35.2% for the first quarter of 2017 as compared to 34.0% for the first quarter of 2016. This increase was due primarily to improved margins in the domestic upholstery operations from favorable pricing strategies and higher margins in the imported wood product as we had lower levels of discounted sales along with higher margins on those sales as compared to the prior year quarter. SG&A as a percentage of sales decreased to 25.7% as compared to 26.7% for the first quarter of 2016. This decrease in SG&A as a percentage of sales was primarily due to lower freight and warehousing costs. Operating income was $5,893 or 9.5% of sales as compared to $4,398 or 7.4% of sales in the prior year quarter.

Wholesale shipments by type:	Quarter Ended
	February 25, 2017		February 27, 2016

Wood	$22,150	35.7%	$22,232	37.3%
Upholstery	39,037	63.0%	36,762	61.7%
Other	788	1.3%	582	1.0%
Total	$61,975	100.0%	$59,576	100.0%

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $17,140 at February 25, 2017 as compared with $15,645 at February 27, 2016.

25 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

Retail – Company-owned stores segment

Results for the retail segment for the quarters ended February 25, 2017 and February 26, 2016 are as follows:

	Quarter Ended
	February 25, 2017		February 27, 2016

Net sales	$61,593	100.0%	$61,595	100.0%
Gross profit	30,134	48.9%	30,280	49.2%
SG&A expenses	30,671	49.8%	29,825	48.4%
New store pre-opening costs	806	1.3%	139	0.2%
Income (loss) from operations	$(1,343)	-2.2%	$316	0.5%

Results for comparable stores† (56 stores for the quarter) are as follows:

	Quarter Ended
	February 25, 2017		February 27, 2016

Net sales	$58,829	100.0%	$58,245	100.0%
Gross profit	28,947	49.2%	29,052	49.9%
SG&A expenses	29,180	49.6%	28,005	48.1%
Income (loss) from operations	$(233)	-0.4%	$1,047	1.8%

† “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended
	February 25, 2017		February 27, 2016

Net sales	$2,764	100.0%	$3,350	100.0%
Gross profit	1,187	42.9%	1,228	36.7%
SG&A expenses	1,491	53.9%	1,820	54.3%
New store pre-opening costs	806	29.2%	139	4.1%
Loss from operations	$(1,110)	-40.2%	$(731)	-21.8%

Quarterly Analysis of Results - Retail

Net sales for the 60 Company-owned BHF stores were $61,593 for the first quarter of 2017 as compared to $61,595 for the first quarter of 2016. Comparable store sales increased $584 or 1.0% offset by a $586 decrease in non-comparable store sales.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 3.7% for the first quarter of 2017 as compared to the first quarter of 2016.

The consolidated retail operating loss for the first quarter of 2017 was $1,343 as compared to operating income of $316 for the first quarter of 2016. The 56 comparable stores incurred an operating loss of $233 for the quarter, or (0.4)% of sales, as compared to operating income of $1,047, or 1.8% of sales, for the prior year quarter. Gross margins for comparable stores were 49.2% for the first quarter of 2017 compared to 49.9% for the first quarter of 2016 due to increased clearance activity at lower margins to make room for a significant product rollout during the quarter. SG&A expenses for comparable stores increased $1,175 to $29,180 or 49.6% of sales as compared to 48.1% of sales for the first quarter of 2016. This increase in SG&A as a percentage of sales was primarily due to increased advertising and marketing costs and store occupancy costs.

26 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

Losses from the non-comparable stores in the first quarter of fiscal 2017 were $1,110 compared with $731 for the first quarter of fiscal 2016, an increase of $379. The loss during the first quarter of 2017 included $806 of pre-opening costs recognized in the quarter associated with the Garden City, New York store which opened near the end of the first quarter of 2017, a new store in Culver City, California which opened in March 2017 and a third new store in King of Prussia, Pennsylvania which is expected to open during the second quarter of fiscal 2017. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $200 to $400 per store based on the overall rent costs for the location and the period between the time when the Company takes possession of the physical store space and the time of the store opening.

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

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $34,048, or an average of $567 per open store at February 25, 2017 as compared with a retail backlog of $31,290, or an average of $530 per open store at February 27, 2016.

Logistical services segment

Results for our logistical services segment for the quarters ended February 25, 2017 and February 27, 2016 are as follows:

	Quarter Ended
	February 25, 2017		February 27, 2016

Logistical services revenue	$22,334	100.0%	$24,679	100.0%
Operating expenses	22,560	101.0%	23,935	97.0%

Income (loss) from operations	$(226)	-1.0%	$744	3.0%

Quarterly Analysis of Operations – Logistical Services

Logistical services revenue was $22,334 for the first quarter of 2017 compared with $24,679 for the first quarter of 2016, a decrease of $2,345 or (9.5)%, This decrease was due to a $3,310 revenue decline attributable to one significant non-Bassett customer, partially offset by increases in revenue from other customers. Operating expenses for the first quarter of 2017 were $22,560 compared with $23,935 for the first quarter of 2016, a decrease of $1,375 or 5.7% as declines in purchased third-party freight were partially offset by higher fuel costs and increased fixed costs associated with the expansion and modernization of the transportation equipment fleet over the course of fiscal 2016. In addition, Zenith incurred approximately $101 in start-up costs during the first quarter of 2017 associated with the opening of new home delivery centers in Philadelphia, Pennsylvania and Cincinnati, Ohio. Operating costs for the quarters ended February 25, 2017 and February 27, 2016 include non-cash depreciation and amortization charges of $1,235 and $830, respectively. Zenith incurred an operating loss for the first quarter of fiscal 2017 of $226 or (1.0)% of revenue as compared to a profit of $744 or 3.0% of revenue for the prior year quarter. Decreased freight volume during the first quarter of 2017 resulted in overall lower load factors for the over-the-road freight business, making it more costly for Zenith to meet its delivery targets.

27 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

Other items affecting Net Income

Other loss, net

Other loss, net, for the quarter ended February 25, 2017 was $733 as compared to $657 for the quarter ended February 27, 2016, an increase of $76. This increase is primarily attributable to a $61 gain included in the first quarter of 2016 arising from the partial liquidation of our previously impaired investment in the Fortress Value Recovery Fund I, LLC, which was fully impaired in fiscal 2012.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rate of 27.2% for the quarter ended February 25, 2017 differs from the federal statutory rate primarily due to the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation and the Section 199: Domestic Production Activities Deduction. During the quarter ended February 25, 2017, our income tax provision includes excess tax benefits on stock-based compensation in the amount of $327. No excess tax benefit was recognized during the quarter ended February 27, 2016.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for the first quarter of 2017 was $2,077 compared to cash provided by operations of $2,420 for the first quarter of 2016, representing a decrease of $343 in cash flows from operations.

Our overall cash position decreased by $11,626 during the first quarter of 2017. Offsetting cash provided by operations, we used $6,039 of cash in investing activities, primarily consisting of capital expenditures which included retail store relocations, retail store remodels, in-process spending on new stores, and expanding and upgrading our manufacturing capabilities. Net cash used in financing activities was $7,664, including dividend payments of $4,290 and the annual $3,000 installment payment on our Zenith acquisition note payable. With cash and cash equivalents and short-term investments totaling $46,643 on hand at February 25, 2017, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Our credit facility with our bank provides for a line of credit of up to $15,000. This credit facility, which matures in December of 2018, is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. At February 25, 2017, we had $1,972 outstanding under standby letters of credit against our line, leaving availability under our credit line of $13,028. In addition, we have outstanding standby letters of credit with another bank totaling $511.

At February 25, 2017 we have outstanding principal totaling $4,124, excluding discounts, under notes payable of which $3,391 matures within one year of the balance sheet date. See Note 8 to our condensed consolidated financial statements for additional details regarding these notes, including collateral and future maturities. We expect to satisfy these obligations as they mature using cash flow from operations or our available cash on hand.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. We had obligations of $155,339 at February 25, 2017 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,611 at February 25, 2017. See Note 10 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

28 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $26,272 at February 25, 2017. All other retail real estate that we own, consisting of locations formerly leased to our licensees and now leased to others, is included in other assets in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our wholesale segment, was $2,931 at February 25, 2017.

The following table summarizes our total investment in retail real estate owned at February 25, 2017:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	11	276,887	$26,272

Investment real estate leased to others, included in other assets	2	41,021	2,931

Total Company investment in retail real estate	13	317,908	$29,203

(1) Includes two properties encumbered under mortgages totalling $1,124 at February 25, 2017.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended November 26, 2016.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of both Company-owned and licensee stores as well as land and buildings used in our logistical services segment. We also lease transportation equipment used in our logistical services segment. We have guaranteed certain lease obligations of licensee operators of the stores, as part of our retail expansion strategy. See Note 10 to our condensed consolidated financial statements for further discussion of operating leases and lease guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 10 to our condensed consolidated financial statements for further information regarding certain contingencies as of February 25, 2017.

29 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

Item 3. Quantitative and Qualitative Disclosure about Market Risk:

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars would not be material to our results from operations in fiscal 2017.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $2,931 at February 25, 2017 for stores formerly operated by licensees as well as our holdings of $26,272 at February 25, 2017 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,611 which we have guaranteed on behalf of licensees as of February 25, 2017, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

30 of 34

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

Safe-harbor, forward-looking statements:

The discussion in items 2 and 3 above contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aims” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements are listed in our Annual Report on Form 10-K for fiscal 2016 and include:

•	competitive conditions in the home furnishings industry

•	general economic conditions, including the strength of the housing market in the United States

•	overall retail traffic levels and consumer demand for home furnishings

•	ability of our customers and consumers to obtain credit

•	Bassett store openings and store closings and the profitability of the stores (independent licensees and Company-owned retail stores)

•	ability to implement our Company-owned retail strategies and realize the benefits from such strategies as they are implemented

•	fluctuations in the cost and availability of raw materials, fuel, labor and sourced products

•	results of marketing and advertising campaigns

•	effectiveness and security of our information and technology systems

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•

concentration of domestic manufacturing, particularly of upholstery products, and the resulting exposure to business interruption from accidents, weather and other events and circumstances beyond our control

•	general risks associated with providing freight transportation and other logistical services through our wholly-owned subsidiary, Zenith Freight Lines, LLC

31 of 34

PART II-OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity for the three months ended February 25, 2017 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased		Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 27 - December 31, 2016	-		$-	-	$11,536
January 1 - January 28, 2017	16,800	(2)	$28.20	-	$11,536
January 29 - February 25, 2017	1,000		$26.42	1,000	$11,510

(1) The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 9, 2014, the Board of Directors increased the remaining limit of the repurchase plan to $20,000. At February 25, 2017, $11,510 remains available for stock repurchases under the plan.

(2) Consists of 16,800 shares withheld upon the vesting of restricted stock awards to cover payment of withholding taxes.

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

a. Exhibits:

Exhibit 3a – Articles of Incorporation as amended to date are incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended February 28, 1994.

Exhibit 3b – By-laws as amended to date are incorporated herein by reference to Exhibit 3 to Form 8-K filed with the SEC on January 17, 2017.

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

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b – Chief Financial Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 of 34

PART II-OTHER INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 25, 2017

(Dollars in thousands except share and per share data)

Exhibit 101 – The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended February 25, 2017 formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and retained earnings, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

Exhibit 101.INS XBRL Instance

Exhibit 101.SCH XBRL Taxonomy Extension Schema

Exhibit 101.CAL XBRL Taxonomy Extension Calculation

Exhibit 101.DEF XBRL Taxonomy Extension Definition

Exhibit 101.LAB XBRL Taxonomy Extension Labels

Exhibit 101.PRE XBRL Taxonomy Extension Presentation

33 of 34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/  Robert H. Spilman, Jr.

Robert H. Spilman, Jr., Chairman and Chief Executive Officer

March 30, 2017

/s/  J. Michael Daniel

J. Michael Daniel, Senior Vice President and Chief Financial Officer

March 30, 2017

34 of 34