Form 10-Q
period 2017-05-27
BASSETT FURNITURE INDUSTRIES INC
filed 2017-06-29
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	(Do not check if a smaller reporting company)
Smaller reporting company
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No      X

At June 16, 2017, 10,724,586 shares of common stock of the Registrant were outstanding.

1 of 38

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE

PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of May 27, 2017 (unaudited) and November 26, 2016 and for the three and six months ended May 27, 2017 (unaudited) and May 28, 2016 (unaudited)

	Condensed Consolidated Statements of Income and Retained Earnings	3

	Condensed Consolidated Statements of Comprehensive Income	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

3.	Quantitative and Qualitative Disclosures About Market Risk	33

4.	Controls and Procedures	34

	PART II - OTHER INFORMATION

1.	Legal Proceedings	36

2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	36

3.	Defaults Upon Senior Securities	36

4.	Exhibits	36

2 of 38

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE PERIODS ENDED MAY 27, 2017 AND MAY 28, 2016 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Six Months Ended

	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016
Sales revenue:
Furniture and accessories	$100,294	$92,990	$193,992	$185,392
Logistics	13,831	13,677	26,025	28,148
Total sales revenue	114,125	106,667	220,017	213,540

Cost of furniture and accessories sold	44,981	42,419	86,879	84,405

Selling, general and administrative expenses excluding new store pre-opening costs	61,075	58,088	119,599	117,045
New store pre-opening costs	469	307	1,275	446
Income from operations	7,600	5,853	12,264	11,644

Gain on sale of investment	3,267	-	3,267	-
Impairment of investment in real estate	(1,084)	-	(1,084)	-
Other loss, net	(678)	(600)	(1,411)	(1,257)
Income before income taxes	9,105	5,253	13,036	10,387

Income tax expense	3,263	1,868	4,333	3,768

Net income	$5,842	$3,385	$8,703	$6,619

Retained earnings-beginning of period	131,178	123,176	129,388	120,904
Cash dividends	(1,073)	(998)	(2,144)	(1,960)
Retained earnings-end of period	$135,947	$125,563	$135,947	$125,563

Basic earnings per share	$0.55	$0.31	$0.82	$0.61

Diluted earnings per share	$0.54	$0.31	$0.81	$0.61

Dividends per share	$0.10	$0.09	$0.20	$0.18

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED MAY 27, 2017 AND MAY 28, 2016 – UNAUDITED

(In thousands)

	Quarter Ended		Six Months Ended

	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016

Net income	$5,842	$3,385	$8,703	$6,619
Other comprehensive income:
Recognize prior service cost associated with Long Term Cash Awards (LTCA)	(932)	-	(932)	-
Amortization associated with LTCA	24	-	24	-
Income taxes related to LTCA	350	-	350	-
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	94	92	187	183
Income taxes related to SERP	(36)	(36)	(71)	(70)

Other comprehensive income, net of tax	(500)	56	(442)	113

Total comprehensive income	$5,342	$3,441	$8,261	$6,732

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 27, 2017 AND NOVEMBER 26, 2016

(In thousands)

	(Unaudited)
	May 27, 2017	November 26, 2016
Assets
Current assets
Cash and cash equivalents	$29,798	$35,144
Short-term investments	23,125	23,125
Accounts receivable, net	19,486	18,358
Inventories	58,093	53,215
Other current assets	8,599	10,727
Total current assets	139,101	140,569

Property and equipment, net	106,900	104,655

Deferred income taxes	8,112	8,071
Goodwill and other intangible assets	17,512	17,360
Other	5,471	7,612
Total long-term assets	31,095	33,043
Total assets	$277,096	$278,267

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,858	$21,281
Accrued compensation and benefits	12,889	13,602
Customer deposits	22,649	25,181
Dividends payable	-	3,218
Current portion of long-term debt	3,346	3,290
Other accrued liabilities	11,847	10,441
Total current liabilities	71,589	77,013

Long-term liabilities
Post employment benefit obligations	13,714	12,760
Notes payable	631	3,821
Other long-term liabilities	4,177	3,968
Total long-term liabilities	18,522	20,549

Stockholders’ equity
Common stock	53,623	53,615
Retained earnings	135,947	129,388
Additional paid-in capital	410	255
Accumulated other comprehensive loss	(2,995)	(2,553)
Total stockholders' equity	186,985	180,705
Total liabilities and stockholders’ equity	$277,096	$278,267

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 27, 2017 AND MAY 28, 2016 – UNAUDITED

(In thousands)

	Six Months Ended
	May 27, 2017	May 28, 2016
Operating activities:
Net income	$8,703	$6,619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,706	5,611
Provision for asset impairment charge	1,084	-
Gain on sale of investment	(3,267)	-
Tenant improvement allowance received from lessors	715	590
Deferred income taxes	318	1,198
Excess tax benefits from stock-based compensation	327	41
Other, net	960	697
Changes in operating assets and liabilities:
Accounts receivable	(904)	2,436
Inventories	(4,535)	5,062
Other current assets	2,128	(1,451)
Customer deposits	(2,532)	(3,867)
Accounts payable and accrued liabilities	(211)	(5,926)
Net cash provided by operating activities	9,492	11,010

Investing activities:
Purchases of property and equipment	(9,172)	(14,116)
Proceeds from sales of property and equipment	63	577
Proceeds from sale of investment	3,592	-
Acquisition of retail licensee store	(655)	-
Other	223	-
Net cash used in investing activities	(5,949)	(13,539)

Financing activities:
Cash dividends	(5,363)	(4,145)
Proceeds from the exercise of stock options	221	114
Other issuance of common stock	-	176
Repurchases of common stock	(82)	(1,930)
Taxes paid related to net share settlement of equity awards	(474)	-
Repayments of notes payable	(3,191)	(4,920)
Proceeds from equipment loans	-	6,692
Net cash used in financing activities	(8,889)	(4,013)
Change in cash and cash equivalents	(5,346)	(6,542)
Cash and cash equivalents - beginning of period	35,144	36,268
Cash and cash equivalents - end of period	$29,798	$29,726

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2017

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

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and six months ended May 27, 2017 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 26, 2016.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rates of 35.8% and 33.2% for the three and six months ended May 27, 2017, respectively, and 35.6% and 36.3% for the three and six months ended May 28, 2016, respectively, differ from the federal statutory rate primarily due to the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation and the Section 199: Domestic Production Activities Deduction. During the six months ended May 27, 2017 and May 28, 2016, our income tax provision includes excess tax benefits on stock-based compensation in the amount of $327 and $41, respectively.

3. Business Combination – Licensee Store Acquisition

During the six months ended May 27, 2017, we acquired the operations of the Bassett Home Furnishings (“BHF”) store located in Columbus, Ohio for a purchase price of $655. The store had been owned and operated by a licensee that had determined that continued ownership of a BHF store was no longer consistent with its future business objectives. We believe that Columbus, Ohio represents a viable market for a BHF store.

The purchase price was allocated as follows:

Inventory	$343
Goodwill	312

Purchase price	$655

7 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2017

(Dollars in thousands except share and per share data)

The inputs into our valuation of the acquired assets reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 inputs as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. See Note 4.

The pro forma impact of the acquisition and the results of operations for the Columbus store since acquisition are not material to our consolidated results of operations for the six months ended May 27, 2017.

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

Investments

Our short-term investments of $23,125 at both May 27, 2017 and November 26, 2016 consisted of certificates of deposit (CDs) with original terms of twelve months, bearing interest at rates ranging from 0.35% to 1.10%. At May 27, 2017, the weighted average remaining time to maturity of the CDs was approximately one month and the weighted average yield of the CDs was approximately 0.65%. Each CD is placed with a Federally insured financial institution and all deposits are within Federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at May 27, 2017 and November 26, 2016 approximates their fair value.

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

8 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2017

(Dollars in thousands except share and per share data)

5. Accounts Receivable

Accounts receivable consists of the following:

	May 27, 2017	November 26, 2016
Gross accounts receivable	$20,217	$19,157
Allowance for doubtful accounts	(731)	(799)
Accounts receivable, net	$19,486	$18,358

Activity in the allowance for doubtful accounts for the six months ended May 27, 2017 was as follows:

Balance at November 26, 2016	$799
Reductions to allowance	(68)
Balance at May 27, 2017	$731

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

Inventories were comprised of the following:

	May 27, 2017	November 26, 2016
Wholesale finished goods	$27,076	$24,392
Work in process	386	369
Raw materials and supplies	12,630	11,343
Retail merchandise	27,070	26,265
Total inventories on first-in, first-out method	67,162	62,369
LIFO adjustment	(7,938)	(7,804)
Reserve for excess and obsolete inventory	(1,131)	(1,350)
	$58,093	$53,215

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

9 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2017

(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 26, 2016	$1,061	$289	$1,350
Additions charged to expense	473	228	701
Write-offs	(674)	(246)	(920)
Balance at May 27, 2017	$860	$271	$1,131

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2017 and do not anticipate that our methodology is likely to change in the future.

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	May 27, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,038	$(472)	$2,566
Technology - customized applications	834	(278)	556

Total intangible assets subject to amortization	3,872	(750)	3,122

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,900	-	11,900

Total goodwill and other intangible assets	$18,262	$(750)	$17,512

	November 26, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,038	$(371)	$2,667
Technology - customized applications	834	(219)	615

Total intangible assets subject to amortization	3,872	(590)	3,282

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,588	-	11,588

Total goodwill and other intangible assets	$17,950	$(590)	$17,360

10 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2017

(Dollars in thousands except share and per share data)

Changes in the carrying amounts of goodwill by reportable segment during the six months ended May 27, 2017 were as follows:

	Wholesale	Retail	Logistics	Total

Balance as of November 26, 2016	$4,839	$1,820	$4,929	$11,588
Goodwill arising from store acquisition (Note 3)	206	106	-	312

Balance as of May 27, 2017	$5,045	$1,926	$4,929	$11,900

There were no accumulated impairment losses on goodwill as of May 27, 2017 or November 26, 2016.

Amortization expense associated with intangible assets during the three and six months ended May 27 and May 28, 2016 was as follows:

	Quarter Ended		Six Months Ended
	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016

Intangible asset amortization expense	$80	$80	$161	$161

8. Notes Payable and Bank Credit Facility

Our notes payable consist of the following:

	May 27, 2017
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$3,000	$(52)	$2,948
Real estate notes payable	1,029	-	1,029
Total Debt	4,029	(52)	3,977
Less current portion	(3,398)	52	(3,346)
Total long-term debt	$631	$-	$631

	November 26, 2016
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$6,000	$(108)	$5,892
Real estate notes payable	1,219	-	1,219
Total Debt	7,219	(108)	7,111
Less current portion	(3,385)	95	(3,290)
Total long-term debt	$3,834	$(13)	$3,821

11 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2017

(Dollars in thousands except share and per share data)

The future maturities of our notes payable are as follows:

Remainder of fiscal 2017	$196
Fiscal 2018	3,412
Fiscal 2019	421
Fiscal 2020	-
Fiscal 2021	-
Fiscal 2022	-
Thereafter	-
$4,029

Zenith Acquisition Note Payable

As part of the consideration given for our acquisition of Zenith on February 2, 2015, we issued an unsecured note payable to the former owner in the amount of $9,000, payable in three annual installments of $3,000 due on each anniversary of the note. Interest is payable annually at the one year LIBOR rate. The note was recorded at its fair value in connection with the acquisition resulting in a debt discount that is amortized to the principal amount through the recognition of non-cash interest expense over the term of the note. Interest expense resulting from the amortization of the discount was $19 and $57 for the three and six months ended May 27, 2017, respectively, and $46 and $112 for the three and six months ended May 28, 2016, respectively. The current portion of the note due within one year, including unamortized discount, was $2,948 and $2,904 at May 27, 2017 and November 26, 2016, respectively.

Real Estate Notes Payable

Certain of our retail real estate properties have been financed through commercial mortgages with outstanding principal totaling $1,029 and $1,219 at May 27, 2017 and November 26, 2016, respectively. The mortgages bear interest at fixed rates of 6.73%. They are collateralized by the respective properties with net book values totaling approximately $5,791 and $5,858 at May 27, 2017 and November 26, 2016, respectively. The current portion of these mortgages due within one year was $398 and $385 as of May 27, 2017 and November 26, 2016, respectively.

Fair Value

We believe that the carrying amount of our notes payable approximates fair value at both May 27, 2017 and November 26, 2016. In estimating the fair value, we utilize current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 3.

Bank Credit Facility

Our credit facility with our bank provides for a line of credit of up to $15,000. This credit facility, which matures in December of 2018, is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future.

At May 27, 2017, we had $1,972 outstanding under standby letters of credit against our line, leaving availability under our credit line of $13,028. In addition, we have outstanding standby letters of credit with another bank totaling $511.

12 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2017

(Dollars in thousands except share and per share data)

9. Post Employment Benefit Obligations

Management Savings Plan

On May 1, 2017, our Board of Directors, upon the recommendation of the Organization, Compensation and Nominating Committee (the “Committee”), adopted the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Plan”).The Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees.

The Plan is an account-based plan under which (i) participants may defer voluntarily the payment of current compensation to future years (“participant deferrals”) and (ii) the Company may make annual awards to participants payable in future years (“Company contributions”). The Plan permits each participant to defer up to 75% of base salary and up to 100% of any incentive compensation or other bonus, which amounts would be credited to a deferral account established for the participant. Such deferrals will be fully vested at the time of the deferral. Participant deferrals will be indexed to one or more deemed investment alternatives chosen by the participant from a range of alternatives made available under the Plan. Each participant’s account will be adjusted to reflect gains and losses based on the performance of the selected investment alternatives. A participant may receive distributions from the Plan: (1) upon separation from service, in either a lump sum or annual installment payments over up to a 15 year period, as elected by the participant, (2) upon death or disability, in a lump sum, or (3) on a date or dates specified by the participant (“scheduled distributions”) with such scheduled payments made in either a lump sum or substantially equal annual installments over a period of up to five years, as elected by the participant. Participant contributions will commence during the third quarter of fiscal 2017. Company contributions will vest in full (1) on the third anniversary of the date such amounts are credited to the participant’s account, (2) the date that the participant reaches age 63 or (3) upon death or disability. Company contributions are subject to the same rules described above regarding the crediting of gains or losses from deemed investments and the timing of distributions. The Company plans to make a contribution to the Plan effective February 1, 2018. Expense associated with the planned Company contribution was $28 for the three and six months ended May 27, 2017.

On May 2, 2017, we made Long Term Cash Awards (“LTC Awards”) totaling $2,000 under the Plan to certain management employees in the amount of $400 each. The LTC Awards vest in full on the first anniversary of the date of the award if the participant has reached age 63 by that time, or, if later, on the date the participant reaches age 63, provided in either instance that the participant is still employed by the Company at that time. If not previously vested, the awards will also vest immediately upon the death or disability of the participant prior to the participant’s separation from service. The awards will be payable in 10 equal annual installments following the participant’s death, disability or separation from service. We are accounting for the LTC Awards as a defined benefit pension plan. Accordingly, during the second quarter of fiscal 2017 we recorded an initial projected benefit obligation of $932 representing prior service cost. Our projected benefit obligation for the LTC Awards at May 27, 2017 is $950, which is included in post employment benefit obligations in our condensed consolidated balance sheet. At May 27, 2017, accumulated other comprehensive loss includes unamortized prior service cost of $558 with respect to the LTC Awards, net of the related deferred income tax benefit of $350.

Supplemental Retirement Income Plan

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $11,879 and $11,863 as of May 27, 2017 and November 26, 2016, respectively.

13 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2017

(Dollars in thousands except share and per share data)

Aggregate Pension Liability and Aggregate Net Periodic Pension Costs

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	May 27, 2017	November 26, 2016
Accrued compensation and benefits	$776	$776
Post employment benefit obligations	12,053	11,087

Total pension liability	$12,829	$11,863

Components of net periodic pension costs are as follows:

	Quarter Ended		Six Months Ended
	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016
Service cost	$49	$36	$87	$73
Interest cost	114	106	222	211
Amortization of prior service costs	24	-	24	-
Amortization of transition obligation	11	11	21	21
Amortization of loss	83	81	166	162

Net periodic pension cost	$281	$234	$520	$467

The components of net periodic pension cost other than the service cost component are included in other loss, net in our condensed consolidated statements of income.

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,929 and $1,969 as of May 27, 2017 and November 26, 2016, respectively.

Our combined liability for all deferred compensation arrangements, including Company contributions under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	May 27, 2017	November 26, 2016
Accrued compensation and benefits	$296	$296
Post employment benefit obligations	1,661	1,673

Total deferred compensation liability	$1,957	$1,969

We recognized expense under our deferred compensation arrangements during the three and six months ended May 27, 2017 and May 28, 2016 as follows:

	Quarter Ended		Six Months Ended
	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016
Deferred compensation expense	$82	$57	$136	$114

14 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2017

(Dollars in thousands except share and per share data)

10. Other Gains and Losses

Gain on Sale of Investment

In 1985, we acquired a minority interest in a privately-held, start-up provider of property and casualty insurance for $325. We have accounted for this investment on the cost method and included it in other long-term assets in our condensed consolidated balance sheet. In April of 2017 we sold our interest for $3,592 in cash, resulting in a gain of $3,267 recognized for the three and six months ended May 27, 2017.

Impairment of Investment in Real Estate

We own a building in Chesterfield County, Virginia that was formerly leased to a licensee for the operation of a BHF store. The building is subject to a ground lease that expires in 2020, but which has additional renewal options. Since 2012, we have leased the building to another party who is, as of recently, paying less than the full amount of the lease obligation, resulting in rental income insufficient to cover our ground lease obligation. Efforts to sell our interest in the building have been unsuccessful so far. We have also concluded that absent a significant cash investment in the building the likelihood of locating another tenant for the building at a rent that would provide positive cash flow in excess of the ground lease expense is remote. In addition, we obtained an appraisal during the quarter ended May 27, 2017 which indicated that the value of the building had significantly decreased and was now minimal. Given these circumstances, we concluded in the current quarter that we are unlikely to renew the ground lease in 2020 and would therefore likely vacate the property at that time. Consequently, we recorded a non-cash impairment charge of $1,084 for the three and six months ended May 27, 2017 to write off the value of the building. The carrying value of the building at November 26, 2016 of $1,108 was included in other long-term assets in our condensed consolidated balance sheet.

11. Commitments and Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15 years. Some store leases contain contingent rental provisions based upon sales volume. Our transportation equipment leases have terms ranging from two to seven years with fixed monthly rental payments plus variable charges based upon mileage. The following schedule shows future minimum lease payments under non-cancellable operating leases with terms in excess of one year as of May 27, 2017:

	Retail Stores	Distribution Centers	Transportation Equipment	Total

Remainder of fiscal 2017	$10,663	$2,377	$1,685	$14,725
Fiscal 2018	21,148	3,379	2,325	26,852
Fiscal 2019	19,600	2,375	1,958	23,933
Fiscal 2020	18,280	1,601	1,781	21,662
Fiscal 2021	15,986	1,349	1,169	18,504
Fiscal 2022	13,343	1,743	963	16,049
Thereafter	37,558	1,320	254	39,132
Total future minimum lease payments	$136,578	$14,144	$10,135	$160,857

15 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2017

(Dollars in thousands except share and per share data)

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,379 and $1,868 at May 27, 2017 and November 26, 2016, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at May 27, 2017 and November 26, 2016 was not material.

12. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended May 27, 2017:

Basic earnings per share	$5,842	10,648,033	$0.55
Add effect of dilutive securities:
Options and restricted shares	-	74,293	(0.01)
Diluted earnings per share	$5,842	10,722,326	$0.54

For the quarter ended May 28, 2016:

Basic earnings per share	$3,385	10,767,082	$0.31
Add effect of dilutive securities:
Options and restricted shares	-	145,609	-
Diluted earnings per share	$3,385	10,912,691	$0.31

For the six months ended May 27, 2017:

Basic earnings per share	$8,703	10,630,836	$0.82
Add effect of dilutive securities:
Options and restricted shares	-	88,009	(0.01)
Diluted earnings per share	$8,703	10,718,845	$0.81

For the six months ended May 28, 2016:

Basic earnings per share	$6,619	10,773,656	$0.61
Add effect of dilutive securities:
Options and restricted shares	-	142,584	-
Diluted earnings per share	$6,619	10,916,240	$0.61

16 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2017

(Dollars in thousands except share and per share data)

For the three and six months ended May 27, 2017 and May 28, 2016, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

Anti-dilutive shares:

	Quarter Ended		Six Months Ended
	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016

Unvested shares	-	5,814	6,538	7,814

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

●

Logistical services. Our logistical services operating segment reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statement of income. Zenith’s total operating costs, including those associated with providing logistical services to the Company as well as to third-party customers, are included in selling, general and administrative expenses and were $23,828 and $46,388 for the three and six months ended May 27, 2017, and $23,149 and $47,084 for the three and six months ended May 28, 2016, respectively.

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

17 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2017

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Six Months Ended
	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016
Sales Revenue
Wholesale	$62,293	$59,906	$124,268	$119,482
Retail - Company-owned stores	67,144	61,943	128,737	123,538
Logistical services	24,626	23,810	46,960	48,489
Inter-company eliminations:
Furniture and accessories	(29,143)	(28,859)	(59,013)	(57,628)
Logistical services	(10,795)	(10,133)	(20,935)	(20,341)
Consolidated	$114,125	$106,667	$220,017	$213,540

Income from Operations
Wholesale	$4,783	$4,334	$10,676	$8,732
Retail - Company-owned stores	1,367	381	24	697
Logistical services	798	661	572	1,405
Inter-company elimination	652	477	992	810
Consolidated	$7,600	$5,853	$12,264	$11,644

Depreciation and Amortization
Wholesale	$664	$459	$1,308	$915
Retail - Company-owned stores	1,496	1,529	2,968	3,060
Logistical services	1,195	806	2,430	1,636
Consolidated	$3,355	$2,794	$6,706	$5,611

Capital Expenditures
Wholesale	$2,218	$1,454	$3,845	$2,991
Retail - Company-owned stores	1,211	959	4,914	2,980
Logistical services	133	3,135	413	8,145
Consolidated	$3,562	$5,548	$9,172	$14,116

	As of	As of
Identifiable Assets	May 27, 2017	November 26, 2016
Wholesale	$135,098	$139,477
Retail - Company-owned stores	91,238	88,855
Logistical services	50,760	49,935
Consolidated	$277,096	$278,267

18 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 27, 2017

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

MAY 27, 2017

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

MAY 27, 2017

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

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Essentially, an entity will not have to account for the effects of a modification if: (1) The fair value of the modified award is the same immediately before and after the modification; (2) the vesting conditions of the modified award are the same immediately before and after the modification; and (3) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. The amendments in ASU 2017-09 will become effective for us as of the beginning of our 2019 fiscal year. Early adoption is permitted, including adoption in any interim period. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

21 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2017

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

With 91 BHF stores at May 27, 2017, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 25 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We have factories in Newton, North Carolina and Grand Prairie, Texas that manufacture upholstered furniture, a factory in Martinsville, Virginia that primarily assembles and finishes our custom casual dining offerings and a factory in Bassett, Virginia that assembles and finishes our “Bench Made” line of furniture. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its process, with custom pieces often manufactured within two weeks of taking the order in our stores. Our logistics team then promptly ships the product to one of our home delivery hubs or to a location specified by our licensees in a timeframe to meet the 30 day promise.  In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture and certain upholstery offerings from several foreign plants, primarily in Vietnam and China. Over 70% of the products we currently sell are manufactured or assembled and finished in the United States.

We also own Zenith Freight Lines, LLC (“Zenith”) which provides logistical services to both the wholesale and retail operations at Bassett along with other furniture manufacturers and retailers. Zenith delivers best-of-class shipping and logistical support services that are uniquely tailored to the needs of Bassett and the furniture industry, as well as the ability to provide the expedited delivery service which is increasingly demanded by our industry. Zenith operates seven regional freight hubs and 12 home delivery centers in 13 states. Approximately 55% of Zenith’s revenue is generated from services provided to non-Bassett customers.

At May 27, 2017, our BHF store network included 62 Company-owned stores and 29 licensee-owned stores. During the first half of fiscal 2017, we opened new stores in Garden City, New York; Culver City, California and King of Prussia, Pennsylvania, and completed the repositioning of our store in Scottsdale, Arizona. In addition, we acquired a store in Columbus, Ohio from a former licensee. We also closed an underperforming store in Danbury, Connecticut and a licensee closed a store in Toronto, Canada.

22 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2017

(Dollars in thousands except share and per share data)

We continue to execute our strategy of growing the Company through opening new stores, repositioning stores to improved locations within a market and closing underperforming stores. The following table shows planned store activity where leases have been executed:

		Size	Planned
Location	Type	Sq. Ft.	Opening
New Stores:
Kansas City, KS	Licensed	13,000	Q3 2017
Pittsburgh, PA	Corporate	12,600	Q4 2017
Chandler, AZ	Corporate	8,800	Q4 2017
Wichita, KS	Corporate	10,000	Q4 2017/Q1 2018
El Paso, TX	Corporate	8,400	Q1 2018
Oklahoma City, OK	Corporate	9,700	Q1 2018
Frisco, TX	Corporate	15,000	Q4 2018

Repositioning:
Las Vegas to Summerlin, NV	Corporate	15,500	Q4 2017/Q1 2018

In addition, lease negotiations are underway for both Company-owned and Licensee-owned new store locations that would result in additional openings during 2018. With a track record of six consecutive years of positive same store sales growth and our focus on store productivity, we believe that we can take our concept to new markets and consistently grow overall store count in the years to come. We also plan to close three other stores by the end of the first quarter of 2018 after the lease term expires. We are in active negotiations to obtain improved real estate in one of those markets.

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

23 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2017

(Dollars in thousands except share and per share data)

Results of Operations – Periods ended May 27, 2017 compared with periods ended May 28, 2016:

Net sales of furniture and accessories, logistics revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense, other charges and income from operations were as follows for the three and six months ended May 27, 2017 and May 28, 2016:

	Quarter Ended				Six Months Ended
	May 27, 2017		May 28, 2016		May 27, 2017		May 28, 2016

Sales revenue:
Furniture and accessories	$100,294	87.9%	$92,990	87.2%	$193,992	88.2%	$185,392	86.8%
Logistics revenue	13,831	12.1%	13,677	12.8%	26,025	11.8%	28,148	13.2%
Total sales revenue	114,125	100.0%	106,667	100.0%	220,017	100.0%	213,540	100.0%
Cost of furniture and accessories sold	44,981	39.4%	42,419	39.8%	86,879	39.5%	84,405	39.5%
SG&A expenses	61,075	53.5%	58,088	54.5%	119,599	54.4%	117,045	54.8%
New store pre-opening costs	469	0.4%	307	0.3%	1,275	0.5%	446	0.2%

Income from operations	$7,600	6.7%	$5,853	5.5%	$12,264	5.7%	$11,644	5.5%

Refer to the segment information which follows for a discussion of the significant factors and trends affecting our results of operations for the three and six months ended May 27, 2017 as compared with the prior year periods.

24 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2017

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

The following tables illustrate the effects of various intercompany eliminations on income from operations in the consolidation of our segment results:

	Quarter Ended May 27, 2017
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$62,293	$67,144	$-	$(29,143)	(1)	$100,294
Logistics	-	-	24,626	(10,795)	(2)	13,831
Total sales revenue	62,293	67,144	24,626	(39,938)		114,125
Cost of furniture and accessories sold	41,222	33,072	-	(29,313)	(3)	44,981
SG&A expense	16,288	32,236	23,828	(11,277)	(4)	61,075
New store pre-opening costs	-	469	-	-		469
Income from operations	$4,783	$1,367	$798	$652		$7,600

	Quarter Ended May 28, 2016
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$59,906	$61,943	$-	$(28,859)	(1)	$92,990
Logistics	-	-	23,810	(10,133)	(2)	13,677
Total sales revenue	59,906	61,943	23,810	(38,992)		106,667
Cost of furniture and accessories sold	39,636	31,641	-	(28,858)	(3)	42,419
SG&A expense	15,936	29,614	23,149	(10,611)	(4)	58,088
New store pre-opening costs	-	307	-	-		307
Income from operations	$4,334	$381	$661	$477		$5,853

25 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2017

(Dollars in thousands except share and per share data)

	Six Months Ended May 27, 2017
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$124,268	$128,737	$-	$(59,013)	(1)	$193,992
Logistics	-	-	46,960	(20,935)	(2)	26,025
Total sales revenue	124,268	128,737	46,960	(79,948)		220,017
Cost of furniture and accessories sold	81,392	64,531	-	(59,044)	(3)	86,879
SG&A expense	32,200	62,907	46,388	(21,896)	(4)	119,599
New store pre-opening costs	-	1,275	-	-		1,275
Income from operations	$10,676	$24	$572	$992		$12,264

	Six Months Ended May 28, 2016
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$119,482	$123,538	$-	$(57,628)	(1)	$185,392
Logistics	-	-	48,489	(20,341)	(2)	28,148
Total sales revenue	119,482	123,538	48,489	(77,969)		213,540
Cost of furniture and accessories sold	78,934	62,956	-	(57,485)	(3)	84,405
SG&A expense	31,816	59,439	47,084	(21,294)	(4)	117,045
New store pre-opening costs	-	446	-	-		446
Income from operations	$8,732	$697	$1,405	$810		$11,644

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale and retail segments.
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

(4)

Represents the elimination of rent paid by our retail stores occupying Company-owned real estate, and the elimination of logisitcal services charged by Zenith to Bassett's retail and wholesale segments as follows:

	Quarter Ended		Six Months Ended
	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016

Intercompany logistical services	$(10,795)	$(10,133)	$(20,935)	$(20,341)
Intercompany rents	(482)	(478)	(961)	(953)

Total SG&A expense elimination	$(11,277)	$(10,611)	$(21,896)	$(21,294)

26 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 20

(Dollars in thousands except share and per share data)

Wholesale segment

Results for the wholesale segment for the three and six months ended May 27, 2017 and May 28, 2016 are as follows:

	Quarter Ended				Six Months Ended
	May 27, 2017		May 28, 2016		May 27, 2017		May 28, 2016

Net sales	$62,293	100.0%	$59,906	100.0%	$124,268	100.0%	$119,482	100.0%
Gross profit	21,071	33.8%	20,270	33.8%	42,876	34.5%	40,548	33.9%
SG&A expenses	16,288	26.1%	15,936	26.6%	32,200	25.9%	31,816	26.6%

Income from operations	$4,783	7.7%	$4,334	7.2%	$10,676	8.6%	$8,732	7.3%

Quarterly Analysis of Results - Wholesale

Net sales for the wholesale segment were $62,293 for the second quarter of 2017 as compared to $59,906 for the second quarter of 2016, an increase of $2,387 or 4.0%. This sales increase was driven by a 3.5% increase in shipments to the BHF store network along with a 6.3% increase in shipments to the open market (outside the BHF store network) as compared to the prior year period. Gross margins for the wholesale segment were 33.8% for the second quarter of 2017, unchanged from the prior year period as margin increases in the Upholstery operations were offset by margin decreases in the Wood operations. SG&A as a percentage of sales decreased to 26.1% as compared to 26.6% for the second quarter of 2016. This decrease in SG&A as a percentage of sales was primarily due to greater leverage of fixed costs from higher sales volumes. Operating income was $4,783 or 7.7% of sales as compared to $4,334 or 7.2% of sales in the prior year quarter.

Year-to-date Analysis of Results – Wholesale

Net sales for the wholesale segment were $124,268 for the first half of 2017 as compared to $119,482 for the first half of 2016, an increase of $4,786 or 4.0%. This sales increase was driven by a 5.1% increase in shipments to the BHF store network along with a 1.5% increase in shipments to the open market (outside the BHF store network) as compared to the prior year period. Gross margins for the wholesale segment were 34.5% for the first half of 2017 as compared to 33.9% for the first half of 2016. This increase was due primarily to improved margins in the domestic upholstery operations from favorable pricing strategies and higher margins in the imported wood product as we had lower levels of discounted sales along with higher margins on those sales as compared to the prior year period. SG&A as a percentage of sales decreased to 25.9% as compared to 26.6% for the first half of 2016. This decrease in SG&A as a percentage of sales was primarily due to greater leverage of fixed costs from higher sales volumes. Operating income was $10,676 or 8.6% of sales as compared to $8,732 or 7.3% of sales in the prior year period.

Wholesale shipments by type:	Quarter Ended				Six Months Ended
	May 27, 2017		May 28, 2016		May 27, 2017		May 28, 2016

Wood	$20,521	32.9%	$22,210	37.1%	$42,666	34.3%	$44,442	37.2%
Upholstery	40,861	65.6%	36,806	61.4%	79,903	64.3%	73,568	61.6%
Other	911	1.5%	890	1.5%	1,699	1.4%	1,472	1.2%
Total	$62,293	100.0%	$59,906	100.0%	$124,268	100.0%	$119,482	100.0%

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $16,095 at May 27, 2017 as compared with $10,094 at May 28, 2016.

27 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2017

(Dollars in thousands except share and per share data)

Retail – Company-owned stores segment

Results for the retail segment for the three and six months ended May 27, 2017 and May 28, 2016 are as follows:

	Quarter Ended				Six Months Ended
	May 27, 2017		May 28, 2016		May 27, 2017		May 28, 2016

Net sales	$67,144	100.0%	$61,943	100.0%	$128,737	100.0%	$123,538	100.0%
Gross profit	34,072	50.7%	30,302	48.9%	64,206	49.9%	60,582	49.0%
SG&A expenses	32,236	48.0%	29,614	47.8%	62,907	48.9%	59,439	48.1%
New store pre-opening costs	469	0.7%	307	0.5%	1,275	1.0%	446	0.4%
Income from operations	$1,367	2.0%	$381	0.6%	$24	0.0%	$697	0.6%

Results for comparable stores† (56 stores for the quarter) are as follows:

	Quarter Ended				Six Months Ended
	May 27, 2017		May 28, 2016		May 27, 2017		May 28, 2016

Net sales	$63,229	100.0%	$59,502	100.0%	$122,057	100.0%	$117,747	100.0%
Gross profit	32,015	50.6%	29,470	49.5%	60,963	49.9%	58,522	49.7%
SG&A expenses	29,334	46.4%	28,216	47.4%	58,514	47.9%	56,221	47.7%
Income from operations	$2,681	4.2%	$1,254	2.1%	$2,449	2.0%	$2,301	2.0%

† “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended				Six Months Ended
	May 27, 2017		May 28, 2016		May 27, 2017		May 28, 2016

Net sales	$3,915	100.0%	$2,441	100.0%	$6,680	100.0%	$5,791	100.0%
Gross profit	2,057	52.5%	832	34.1%	3,243	48.5%	2,060	35.6%
SG&A expenses	2,902	74.1%	1,398	57.3%	4,393	65.8%	3,218	55.6%
New store pre-opening costs	469	12.0%	307	12.6%	1,275	19.1%	446	7.7%
Loss from operations	$(1,314)	-33.6%	$(873)	-35.8%	$(2,425)	-36.3%	$(1,604)	-27.7%

Quarterly Analysis of Results - Retail

Net sales for the 62 Company-owned BHF stores were $67,144 for the second quarter of 2017 as compared to $61,943 for the second quarter of 2016. Comparable store sales increased $3,727 or 6.3% along with a $1,474 increase in non-comparable store sales.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 4.2% for the second quarter of 2017 as compared to the second quarter of 2016.

The consolidated retail operating income for the second quarter of 2017 was $1,367 as compared to $381 for the second quarter of 2016. The 56 comparable stores generated operating income of $2,681 for the quarter, or 4.2% of sales, as compared to operating income of $1,254, or 2.1% of sales, for the prior year quarter. Gross margins for comparable stores were 50.6% for the second quarter of 2017 compared to 49.5% for the second quarter of 2016. This increase is primarily due to a shift in the product introduction cycle as a significant product rollout occurred in the first quarter of 2017 as compared to the second quarter of 2016. Clearance activity is higher in the quarter when a product introduction occurs. SG&A expenses for comparable stores increased $1,118 to $29,334 or 46.4% of sales as compared to 47.4% of sales for the second quarter of 2016. This decrease in SG&A as a percentage of sales was primarily due to greater leverage of fixed costs due to higher sales volumes.

28 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2017

(Dollars in thousands except share and per share data)

Losses from the non-comparable stores in the second quarter of fiscal 2017 were $1,314 compared with $873 for the second quarter of fiscal 2016, an increase of $441. The loss during the second quarter of 2017 included $469 of pre-opening costs recognized in the quarter primarily associated with the King of Prussia, Pennsylvania and Culver City, California stores which opened during the second quarter of 2017. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $200 to $400 per store based on the overall rent costs for the location and the period between the time when the Company takes possession of the physical store space and the time of the store opening.

We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $400 to $600 per store. During the second quarter of 2017 we incurred $730 of post-opening losses associated with the two new stores which opened during the quarter along with the Garden City, New York store which opened near the end of February 2017. There were no post-opening losses during the second quarter of 2016.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Year-to-date Analysis of Results – Retail

Net sales for the 62 Company-owned BHF stores were $128,737 for the first half of 2017 as compared to $123,538 for the first half of 2016. Comparable store sales increased $4,310 or 3.7% along with an $889 increase in non-comparable store sales.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 4.0% for the first half of 2017 as compared to the first half of 2016.

The consolidated retail operating income for the first half of 2017 was $24 as compared to operating income of $697 for the first half of 2016. The 56 comparable stores generated operating income of $2,449 for the first half of 2017, or 2.0% of sales, as compared to operating income of $2,301, or 2.0% of sales, for the prior year period. Gross margins for comparable stores were 49.9% for the first half of 2017 compared to 49.7% for the first half of 2016. SG&A expenses for comparable stores increased $2,293 to $58,514 or 47.9% of sales as compared to 47.7% of sales for the first half of 2016.

Losses from the non-comparable stores in the first half of fiscal 2017 were $2,425 compared with $1,604 for the first half of fiscal 2016, an increase of $821. The loss during the first half of 2017 included $1,275 of pre-opening costs recognized in the period associated with the Garden City, New York store which opened in February 2017, a new store in Culver City, California which opened in March 2017 and a third new store in King of Prussia, Pennsylvania which opened in April 2017. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $200 to $400 per store based on the overall rent costs for the location and the period between the time when the Company takes possession of the physical store space and the time of the store opening.

We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $400 to $600 per store. During the first half of 2017 we incurred $730 of post-opening losses associated with the three new stores which opened during the period. There were no post-opening losses during the first half of 2016.

29 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2017

(Dollars in thousands except share and per share data)

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $30,065, or an average of $485 per open store at May 27, 2017 as compared with a retail backlog of $26,471, or an average of $456 per open store at May 28, 2016.

Logistical services segment

Results for our logistical services segment for the three and six months ended May 27, 2017 and May 28, 2016 are as follows:

	Quarter Ended				Six Months Ended
	May 27, 2017		May 28, 2016		May 27, 2017		May 28, 2016

Logistical services revenue	$24,626	100.0%	$23,810	100.0%	$46,960	100.0%	$48,489	100.0%
Operating expenses	23,828	96.8%	23,149	97.2%	46,388	98.8%	47,084	97.1%

Income from operations	$798	3.2%	$661	2.8%	$572	1.2%	$1,405	2.9%

Quarterly Analysis of Operations – Logistical Services

Logistical services revenue was $24,626 for the second quarter of 2017 compared with $23,810 for the second quarter of 2016, an increase of $816 or 3.4%. Increases in home delivery revenues were partially offset by decreases in freight and warehousing revenues. Revenues from both Bassett and non-Bassett customers were higher quarter over quarter. Operating expenses for the second quarter of 2017 were $23,828 compared with $23,149 for the second quarter of 2016, an increase of $679 or 2.9%. Higher fuel costs, increased fixed costs associated with the expansion and modernization of the transportation fleet over the course of 2016 and higher other fleet costs were partially offset by lower purchased third-party freight and decreased personnel costs. Operating costs for the quarters ended May 27, 2017 and May 28, 2016 include non-cash depreciation and amortization charges of $1,195 and $806, respectively. Zenith generated operating income for the second quarter of fiscal 2017 of $798 or 3.2% of revenue as compared to $661 or 2.8% of revenue for the prior year quarter.

Year-to-date Analysis of Operations – Logistical Services

Logistical services revenue was $46,960 for the first half of 2017 compared with $48,489 for the first half of 2016, a decrease of $1,529 or 3.2%. Decreases in freight and warehouse revenues were partially offset by increases in home delivery revenues. In addition, revenue declines attributable to Bassett and to one significant non-Bassett customer were partially offset by increases in revenue from other customers. Operating expenses for the first half of 2017 were $46,388 compared with $47,084 for the first half of 2016, a decrease of $696 or 1.5% as a decline in purchased third-party freight was partially offset by higher fuel costs and increased fixed costs associated with the expansion and modernization of the transportation equipment fleet over the course of fiscal 2016. Operating costs for the six months ended May 27, 2017 and May 28, 2016 include non-cash depreciation and amortization charges of $2,430 and $1,636, respectively. Zenith generated operating income for the first half of fiscal 2017 of $572 or 1.2% of revenue as compared to $1,405 or 2.9% of revenue for the prior year period.

30 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2017

(Dollars in thousands except share and per share data)

Other items affecting Net Income

Gain on Sale of Investment

In 1985, we acquired a minority interest in a privately-held, start-up provider of property and casualty insurance for $325. In April of 2017 we sold our interest for $3,592 in cash, resulting in a gain of $3,267 recognized for the three and six months ended May 27, 2017.

Impairment of Investment in Real Estate

We own a building in Chesterfield County, Virginia that was formerly leased to a licensee for the operation of a BHF store. The building is subject to a ground lease that expires in 2020, but which has additional renewal options. Since 2012, we have leased the building to another party who is, as of recently, paying less than the full amount of the lease obligation, resulting in rental income insufficient to cover our ground lease obligation. Efforts to sell our interest in the building have been unsuccessful so far. We have also concluded that absent a significant cash investment in the building the likelihood of locating another tenant for the building at a rent that would provide positive cash flow in excess of the ground lease expense is remote. In addition, we obtained an appraisal during the quarter ended May 27, 2017 which indicated that the value of the building had significantly decreased and was now minimal. Given these circumstances, we concluded in the current quarter that we are unlikely to renew the ground lease in 2020 and would therefore likely vacate the property at that time. Consequently, we recorded a non-cash impairment charge of $1,084 for the three and six months ended May 27, 2017 to write off the value of the building. The carrying value of the building at November 26, 2016 of $1,108 was included in other long-term assets in our condensed consolidated balance sheet.

Other loss, net

Other loss, net, for the quarter ended May 27, 2017 was $678 as compared to $600 for the quarter ended May 28, 2016, an increase of $78. This increase is primarily attributable to a $76 gain included in the second quarter of 2016 arising from the partial liquidation of our previously impaired investment in the Fortress Value Recovery Fund I, LLC, which was fully impaired in fiscal 2012.

Other loss, net, for the six months ended May 27, 2017 was $1,411 as compared to $1,257 for the six months ended May 28, 2016, an increase of $154. This increase is primarily attributable to a $137 gain included in the first half of 2016 arising from the partial liquidation of our previously impaired investment in the Fortress Value Recovery Fund I, LLC, which was fully impaired in fiscal 2012.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rates of 35.8% and 33.2% for the three and six months ended May 27, 2017, respectively, and 35.6% and 36.3% for the three and six months May 28, 2016, respectively, differ from the federal statutory rate primarily due to the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation and the Section 199: Domestic Production Activities Deduction. During the six months ended May 27, 2017 and May 28, 2016, our income tax provision includes excess tax benefits on stock-based compensation in the amount of $327 and $41, respectively.

31 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2017

(Dollars in thousands except share and per share data)

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for the first half of 2017 was $9,492 compared to cash provided by operations of $11,010 for the first half of 2016, representing a decrease of $1,518 in cash flows from operations. This decrease is primarily due to changes in working capital from increases in inventory and decreases in customer deposits.

Our overall cash position decreased by $5,346 during the first half of 2017. Offsetting cash provided by operations, we used $5,949 of cash in investing activities, primarily consisting of capital expenditures which included retail store relocations, retail store remodels, in-process spending on new stores, and expanding and upgrading our manufacturing capabilities. These expenditures were partially offset by $3,592 of proceeds from the sale of an investment. Net cash used in financing activities was $8,889, including dividend payments of $5,363 and the annual $3,000 installment payment on our Zenith acquisition note payable. With cash and cash equivalents and short-term investments totaling $52,923 on hand at May 27, 2017, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Our credit facility with our bank provides for a line of credit of up to $15,000. This credit facility, which matures in December of 2018, is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. At May 27, 2017, we had $1,972 outstanding under standby letters of credit against our line, leaving availability under our credit line of $13,028. In addition, we have outstanding standby letters of credit with another bank totaling $511.

At May 27, 2017 we have outstanding principal totaling $4,029, excluding discounts, under notes payable of which $3,398 matures within one year of the balance sheet date. See Note 8 to our condensed consolidated financial statements for additional details regarding these notes, including collateral and future maturities. We expect to satisfy these obligations as they mature using cash flow from operations or our available cash on hand.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. We had obligations of $160,857 at May 27, 2017 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,379 at May 27, 2017. See Note 11 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $26,087 at May 27, 2017. All other retail real estate that we own, consisting of locations formerly leased to our licensees and now leased to others, is included in other assets in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our wholesale segment, was $1,809 at May 27, 2017.

32 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2017

(Dollars in thousands except share and per share data)

The following table summarizes our total investment in retail real estate owned at May 27, 2017:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	11	276,887	$26,087

Investment real estate leased to others, included in other assets	2	41,021	1,809

Total Company investment in retail real estate	13	317,908	$27,896

(1) Includes two properties encumbered under mortgages totalling $1,029 at May 27, 2017.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended November 26, 2016.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of both Company-owned and licensee stores as well as land and buildings used in our logistical services segment. We also lease transportation equipment used in our logistical services segment. We have guaranteed certain lease obligations of licensee operators of the stores, as part of our retail expansion strategy. See Note 11 to our condensed consolidated financial statements for further discussion of operating leases and lease guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 11 to our condensed consolidated financial statements for further information regarding certain contingencies as of May 27, 2017.

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

33 of 38

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 27, 2017

(Dollars in thousands except share and per share data)

We are also exposed to commodity price risk related to diesel fuel prices for fuel used in our logistical services segment. We manage our exposure to that risk primarily through the application of fuel surcharges to our customers.

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $1,809 at May 27, 2017 for stores formerly operated by licensees as well as our holdings of $26,087 at May 27, 2017 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,379 which we have guaranteed on behalf of licensees as of May 27, 2017, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

MAY 27, 2017

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

MAY 27, 2017

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity for the three months ended May 27, 2017 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

February 26 - April 1, 2017	800	$25.05	800	$11,489
April 2 - April 29, 2017	-	$-	-	$11,489
April 30 - May 27, 2017	1,300	$27.96	1,300	$11,453

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 9, 2014, the Board of Directors increased the remaining limit of the repurchase plan to $20,000. At May 27, 2017, $11,453 remains available for stock repurchases under the plan.

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

*Exhibit 10a – Bassett Furniture Industries, Incorporated Management Savings Plan incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 5, 2017.

*Exhibit 10b – Form of Long Term Cash Award under Bassett Furniture Industries, Incorporated Management Savings Plan incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on May 5, 2017.

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

MAY 27, 2017

(Dollars in thousands except share and per share data)

Exhibit 32b – Chief Financial Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended May 27, 2017 formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and retained earnings, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

Exhibit 101.INS XBRL Instance

Exhibit 101.SCH XBRL Taxonomy Extension Schema

Exhibit 101.CAL XBRL Taxonomy Extension Calculation

Exhibit 101.DEF XBRL Taxonomy Extension Definition

Exhibit 101.LAB XBRL Taxonomy Extension Labels

Exhibit 101.PRE XBRL Taxonomy Extension Presentation

*Management contract of compensatory plan or arrangement of the Company.

37 of 38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/              Robert H. Spilman, Jr.

Robert H. Spilman, Jr., Chairman and Chief Executive Officer

June 29, 2017

/s/              J. Michael Daniel

J. Michael Daniel, Senior Vice President and Chief Financial Officer

June 29, 2017

38 of 38