Form 10-Q
period 2017-08-26
BASSETT FURNITURE INDUSTRIES INC
filed 2017-09-28
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2017

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

At September 15, 2017, 10,735,310 shares of common stock of the Registrant were outstanding.

1 of 39

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 39

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE PERIODS ENDED AUGUST 26, 2017 AND AUGUST 27, 2016 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Nine Months Ended

	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016
Sales revenue:
Furniture and accessories	$100,152	$91,465	$294,144	$276,857
Logistics	14,109	13,247	40,134	41,395
Total sales revenue	114,261	104,712	334,278	318,252

Cost of furniture and accessories sold	45,320	40,091	132,199	124,496

Selling, general and administrative expenses excluding new store pre-opening costs	61,373	56,800	180,972	173,845
New store pre-opening costs	308	281	1,583	727
Income from operations	7,260	7,540	19,524	19,184

Gain on sale of investment	-	-	3,267	-
Impairment of investment in real estate	-	-	(1,084)	-
Other loss, net	(583)	(647)	(1,994)	(1,904)
Income before income taxes	6,677	6,893	19,713	17,280

Income tax expense	2,098	2,728	6,431	6,496

Net income	$4,579	$4,165	$13,282	$10,784

Retained earnings-beginning of period	135,947	125,563	129,388	120,904
Cash dividends	(1,181)	(1,093)	(3,325)	(3,053)
Retained earnings-end of period	$139,345	$128,635	$139,345	$128,635

Basic earnings per share	$0.43	$0.39	$1.25	$1.00

Diluted earnings per share	$0.43	$0.38	$1.24	$0.99

Dividends per share	$0.11	$0.10	$0.31	$0.28

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 39

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED AUGUST 26, 2017 AND AUGUST 27, 2016 – UNAUDITED

(In thousands)

	Quarter Ended		Nine Months Ended

	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016

Net income	$4,579	$4,165	$13,282	$10,784
Other comprehensive income:
Recognize prior service cost associated with Long Term Cash Awards (LTCA)	-	-	(932)	-
Amortization associated with LTCA	24	-	49	-
Income taxes related to LTCA	(9)	-	341	-
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	94	92	281	275
Income taxes related to SERP	(36)	(35)	(107)	(105)

Other comprehensive income, net of tax	73	57	(368)	170

Total comprehensive income	$4,652	$4,222	$12,914	$10,954

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 39

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 26, 2017 AND NOVEMBER 26, 2016

(In thousands)

	(Unaudited)
	August 26, 2017	November 26, 2016
Assets
Current assets
Cash and cash equivalents	$36,497	$35,144
Short-term investments	23,125	23,125
Accounts receivable, net	19,514	18,358
Inventories	57,748	53,215
Other current assets	8,808	10,727
Total current assets	145,692	140,569

Property and equipment, net	101,988	104,655

Deferred income taxes	8,235	8,071
Goodwill and other intangible assets	17,431	17,360
Other	6,410	7,612
Total long-term assets	32,076	33,043
Total assets	$279,756	$278,267

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,047	$21,281
Accrued compensation and benefits	13,584	13,602
Customer deposits	20,757	25,181
Dividends payable	-	3,218
Current portion of long-term debt	3,373	3,290
Other accrued liabilities	13,554	10,441
Total current liabilities	70,315	77,013

Long-term liabilities
Post employment benefit obligations	13,776	12,760
Notes payable	527	3,821
Other long-term liabilities	4,412	3,968
Total long-term liabilities	18,715	20,549

Stockholders’ equity
Common stock	53,677	53,615
Retained earnings	139,345	129,388
Additional paid-in capital	626	255
Accumulated other comprehensive loss	(2,922)	(2,553)
Total stockholders' equity	190,726	180,705
Total liabilities and stockholders’ equity	$279,756	$278,267

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 39

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 26, 2017 AND AUGUST 27, 2016 – UNAUDITED

(In thousands)

	Nine Months Ended
	August 26, 2017	August 27, 2016
Operating activities:
Net income	$13,282	$10,784
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,060	8,866
Provision for asset impairment charge	1,084	-
Gain on sale of property and equipment	(1,278)	(165)
Gain on sale of investment	(3,267)	-
Tenant improvement allowance received from lessors	1,165	590
Deferred income taxes	195	4,360
Other, net	516	421
Changes in operating assets and liabilities:
Accounts receivable	(1,018)	2,334
Inventories	(4,190)	6,483
Other current assets	1,919	(4,721)
Customer deposits	(4,424)	(3,867)
Accounts payable and accrued liabilities	654	(6,120)
Net cash provided by operating activities	14,698	18,965

Investing activities:
Purchases of property and equipment	(10,817)	(18,955)
Proceeds from sales of property and equipment	4,474	632
Proceeds from sale of investment	3,592	-
Acquisition of retail licensee store	(655)	-
Other	223	-
Net cash used in investing activities	(3,183)	(18,323)

Financing activities:
Cash dividends	(6,544)	(5,238)
Proceeds from the exercise of stock options	310	114
Other issuance of common stock	83	182
Repurchases of common stock	(83)	(3,989)
Taxes paid related to net share settlement of equity awards	(641)	(77)
Repayments of notes payable	(3,287)	(7,235)
Proceeds from equipment loans	-	7,384
Net cash used in financing activities	(10,162)	(8,859)
Change in cash and cash equivalents	1,353	(8,217)
Cash and cash equivalents - beginning of period	35,144	36,268
Cash and cash equivalents - end of period	$36,497	$28,051

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2017

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

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and nine months ended August 26, 2017 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 26, 2016.

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rates for the three and nine months ended August 26, 2017 and August 27, 2016, respectively, differ from the federal statutory rate primarily due to the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation and the Section 199: Domestic Production Activities Deduction. During the three and nine months ended August 26, 2017 our income tax provision includes excess tax benefits on stock-based compensation in the amount of $227 and $554, respectively. During the three and nine months ended August 27, 2016, our income tax provision includes excess tax benefits on stock-based compensation in the amount of $46 and $87, respectively.

7 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

3. Business Combination – Licensee Store Acquisition

During the nine months ended August 26, 2017, we acquired the operations of the Bassett Home Furnishings (“BHF”) store located in Columbus, Ohio for a purchase price of $655. The store had been owned and operated by a licensee that had determined that continued ownership of a BHF store was no longer consistent with its future business objectives. We believe that Columbus, Ohio represents a viable market for a BHF store.

The purchase price was allocated as follows:

Inventory	$343
Goodwill	312

Purchase price	$655

The inputs into our valuation of the acquired assets reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 inputs as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. See Note 4.

The pro forma impact of the acquisition and the results of operations for the Columbus store since acquisition are not material to our consolidated results of operations for the nine months ended August 26, 2017.

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

Investments

Our short-term investments of $23,125 at both August 26, 2017 and November 26, 2016 consisted of certificates of deposit (CDs) with original terms averaging nine months, bearing interest at rates ranging from 0.10% to 1.50%. At August 26, 2017, the weighted average remaining time to maturity of the CDs was approximately six months and the weighted average yield of the CDs was approximately 1.13%. Each CD is placed with a Federally insured financial institution and all deposits are within Federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at August 26, 2017 and November 26, 2016 approximates their fair value.

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

AUGUST 26, 2017

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

5. Accounts Receivable

Accounts receivable consists of the following:

	August 26, 2017	November 26, 2016
Gross accounts receivable	$20,130	$19,157
Allowance for doubtful accounts	(616)	(799)
Accounts receivable, net	$19,514	$18,358

Activity in the allowance for doubtful accounts for the nine months ended August 26, 2017 was as follows:

Balance at November 26, 2016	$799
Reductions to allowance	(183)
Balance at August 26, 2017	$616

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

Inventories were comprised of the following:

	August 26, 2017	November 26, 2016
Wholesale finished goods	$27,693	$24,392
Work in process	395	369
Raw materials and supplies	11,961	11,343
Retail merchandise	27,002	26,265
Total inventories on first-in, first-out method	67,051	62,369
LIFO adjustment	(8,005)	(7,804)
Reserve for excess and obsolete inventory	(1,298)	(1,350)
	$57,748	$53,215

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

9 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 26, 2016	$1,061	$289	$1,350
Additions charged to expense	816	362	1,178
Write-offs	(854)	(376)	(1,230)
Balance at August 26, 2017	$1,023	$275	$1,298

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2017 and do not anticipate that our methodology is likely to change in the future.

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	August 26, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,038	$(523)	$2,515
Technology - customized applications	834	(308)	526

Total intangible assets subject to amortization	3,872	(831)	3,041

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,900	-	11,900

Total goodwill and other intangible assets	$18,262	$(831)	$17,431

	November 26, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,038	$(371)	$2,667
Technology - customized applications	834	(219)	615

Total intangible assets subject to amortization	3,872	(590)	3,282

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,588	-	11,588

Total goodwill and other intangible assets	$17,950	$(590)	$17,360

10 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

Changes in the carrying amounts of goodwill by reportable segment during the nine months ended August 26, 2017 were as follows:

	Wholesale	Retail	Logistics	Total

Balance as of November 26, 2016	$4,839	$1,820	$4,929	$11,588
Goodwill arising from store acquisition (Note 3)	206	106	-	312

Balance as of August 26, 2017	$5,045	$1,926	$4,929	$11,900

There were no accumulated impairment losses on goodwill as of August 26, 2017 or November 26, 2016.

Amortization expense associated with intangible assets during the three and nine months ended August 26, 2017 and August 27, 2016 was as follows:

	Quarter Ended		Nine Months Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016

Intangible asset amortization expense	$80	$80	$241	$241

8. Notes Payable and Bank Credit Facility

Our notes payable consist of the following:

	August 26, 2017
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$3,000	$(32)	$2,968
Real estate notes payable	932	-	932
Total notes payable	3,932	(32)	3,900
Less current portion	(3,405)	32	(3,373)
Total long-term notes payable	$527	$-	$527

	November 26, 2016
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$6,000	$(108)	$5,892
Real estate notes payable	1,219	-	1,219
Total notes payable	7,219	(108)	7,111
Less current portion	(3,385)	95	(3,290)
Total long-term notes payable	$3,834	$(13)	$3,821

11 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

The future maturities of our notes payable are as follows:

Remainder of fiscal 2017	$99
Fiscal 2018	3,412
Fiscal 2019	421
Fiscal 2020	-
Fiscal 2021	-
Fiscal 2022	-
Thereafter	-
$3,932

Zenith Acquisition Note Payable

As part of the consideration given for our acquisition of Zenith on February 2, 2015, we issued an unsecured note payable to the former owner in the amount of $9,000, payable in three annual installments of $3,000 due on each anniversary of the note. Interest is payable annually at the one year LIBOR rate. The note was recorded at its fair value in connection with the acquisition resulting in a debt discount that is amortized to the principal amount through the recognition of non-cash interest expense over the term of the note. Interest expense resulting from the amortization of the discount was $19 and $76 for the three and nine months ended August 26, 2017, respectively, and $46 and $158 for the three and nine months ended August 27, 2016, respectively. The current portion of the note due within one year, including unamortized discount, was $2,968 and $2,904 at August 26, 2017 and November 26, 2016, respectively.

Real Estate Notes Payable

Certain of our retail real estate properties have been financed through commercial mortgages with outstanding principal totaling $932 and $1,219 at August 26, 2017 and November 26, 2016, respectively. The mortgages bear interest at fixed rates of 6.73%. They are collateralized by the respective properties with net book values totaling approximately $5,759 and $5,858 at August 26, 2017 and November 26, 2016, respectively. The current portion of these mortgages due within one year was $405 and $385 as of August 26, 2017 and November 26, 2016, respectively.

Fair Value

We believe that the carrying amount of our notes payable approximates fair value at both August 26, 2017 and November 26, 2016. In estimating the fair value, we utilize current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 3.

Bank Credit Facility

Our credit facility with our bank provides for a line of credit of up to $15,000. This credit facility, which matures in December of 2018, is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future.

At August 26, 2017, we had $1,972 outstanding under standby letters of credit against our line, leaving availability under our credit line of $13,028. In addition, we have outstanding standby letters of credit with another bank totaling $511.

12 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2017

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

The Plan is an account-based plan under which (i) participants may defer voluntarily the payment of current compensation to future years (“participant deferrals”) and (ii) the Company may make annual awards to participants payable in future years (“Company contributions”). The Plan permits each participant to defer up to 75% of base salary and up to 100% of any incentive compensation or other bonus, which amounts would be credited to a deferral account established for the participant. Such deferrals will be fully vested at the time of the deferral. Participant deferrals will be indexed to one or more deemed investment alternatives chosen by the participant from a range of alternatives made available under the Plan. Each participant’s account will be adjusted to reflect gains and losses based on the performance of the selected investment alternatives. A participant may receive distributions from the Plan: (1) upon separation from service, in either a lump sum or annual installment payments over up to a 15 year period, as elected by the participant, (2) upon death or disability, in a lump sum, or (3) on a date or dates specified by the participant (“scheduled distributions”) with such scheduled payments made in either a lump sum or substantially equal annual installments over a period of up to five years, as elected by the participant. Participant contributions commenced during the third quarter of fiscal 2017. Company contributions will vest in full (1) on the third anniversary of the date such amounts are credited to the participant’s account, (2) the date that the participant reaches age 63 or (3) upon death or disability. Company contributions are subject to the same rules described above regarding the crediting of gains or losses from deemed investments and the timing of distributions. The Company plans to make a contribution to the Plan effective February 1, 2018. Expense associated with the planned Company contribution was $14 and $41 for the three and nine months ended August 26, 2017.

On May 2, 2017, we made Long Term Cash Awards (“LTC Awards”) totaling $2,000 under the Plan to certain management employees in the amount of $400 each. The LTC Awards vest in full on the first anniversary of the date of the award if the participant has reached age 63 by that time, or, if later, on the date the participant reaches age 63, provided in either instance that the participant is still employed by the Company at that time. If not previously vested, the awards will also vest immediately upon the death or disability of the participant prior to the participant’s separation from service. The awards will be payable in 10 equal annual installments following the participant’s death, disability or separation from service. We are accounting for the LTC Awards as a defined benefit pension plan. Accordingly, during the second quarter of fiscal 2017 we recorded an initial projected benefit obligation of $932 representing prior service cost. Our projected benefit obligation for the LTC Awards at August 26, 2017 is $967, which is included in post employment benefit obligations in our condensed consolidated balance sheet. At August 26, 2017, accumulated other comprehensive loss includes unamortized prior service cost of $543 with respect to the LTC Awards, net of the related deferred income tax benefit of $341.

During the third quarter of fiscal 2017, we invested $391 in life insurance policies covering all participants in the Plan. At August 26, 2017, these policies have a net death benefit of $14,998 for which the Company is the sole beneficiary. These policies are intended to provide a source of funds to meet the obligations arising from the deferred compensation and LTC Awards under the Plan, and serve as an economic hedge of the financial impact of changes in the liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of the Company’s insolvency.

Supplemental Retirement Income Plan

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $11,887 and $11,863 as of August 26, 2017 and November 26, 2016, respectively.

13 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

Aggregate Pension Liability and Aggregate Net Periodic Pension Costs

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	August 26, 2017	November 26, 2016
Accrued compensation and benefits	$776	$776
Post employment benefit obligations	12,079	11,087

Total pension liability	$12,855	$11,863

Components of net periodic pension costs are as follows:

	Quarter Ended		Nine Months Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016
Service cost	$49	$36	$136	$109
Interest cost	114	106	336	317
Amortization of prior service costs	24	-	49	-
Amortization of transition obligation	11	11	32	32
Amortization of loss	83	81	249	243

Net periodic pension cost	$281	$234	$802	$701

The components of net periodic pension cost other than the service cost component are included in other loss, net in our condensed consolidated statements of income.

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,909 and $1,969 as of August 26, 2017 and November 26, 2016, respectively.

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	August 26, 2017	November 26, 2016
Accrued compensation and benefits	$296	$296
Post employment benefit obligations	1,697	1,673

Total deferred compensation liability	$1,993	$1,969

We recognized expense under our deferred compensation arrangements during the three and nine months ended August 26, 2017 and August 27, 2016 as follows:

	Quarter Ended		Nine Months Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016
Deferred compensation expense	$68	$57	$203	$171

14 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

10. Other Gains and Losses

Gain on Sale of Investment

In 1985, we acquired a minority interest in a privately-held, start-up provider of property and casualty insurance for $325. We have accounted for this investment on the cost method and included it in other long-term assets in our condensed consolidated balance sheet. In April of 2017 we sold our interest for $3,592 in cash, resulting in a gain of $3,267 recognized for the nine months ended August 26, 2017.

Gain on Sale of Retail Store Location

Selling, general and administrative expenses for the three and nine months ended August 26, 2017 includes a gain of $1,220 resulting from the sale of our retail store location in Las Vegas, Nevada for $4,335 in cash. The store was closed in August of 2017 in preparation for its repositioning to a new location in the Las Vegas market.

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

Impairment of Investment in Real Estate

We own a building in Chesterfield County, Virginia that was formerly leased to a licensee for the operation of a BHF store. The building is subject to a ground lease that expires in 2020, but which has additional renewal options. Since 2012, we have leased the building to another party who is, as of recently, paying less than the full amount of the lease obligation, resulting in rental income insufficient to cover our ground lease obligation. Efforts to sell our interest in the building have been unsuccessful so far. We have also concluded that absent a significant cash investment in the building the likelihood of locating another tenant for the building at a rent that would provide positive cash flow in excess of the ground lease expense is remote. In addition, we obtained an appraisal during the quarter ended May 27, 2017 which indicated that the value of the building had significantly decreased and was now minimal. Given these circumstances, we concluded in the second quarter that we are unlikely to renew the ground lease in 2020 and would therefore likely vacate the property at that time. Consequently, we recorded a non-cash impairment charge of $1,084 for the nine months ended August 26, 2017 to write off the value of the building. The carrying value of the building at November 26, 2016 of $1,108 was included in other long-term assets in our condensed consolidated balance sheet.

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

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15 years. Some store leases contain contingent rental provisions based upon sales volume. Our transportation equipment leases have terms ranging from two to seven years with fixed monthly rental payments plus variable charges based upon mileage. The following schedule shows future minimum lease payments under non-cancellable operating leases with terms in excess of one year as of August 26, 2017:

	Retail Stores	Distribution Centers	Transportation Equipment	Total

Remainder of fiscal 2017	$5,375	$1,236	$902	$7,513
Fiscal 2018	22,029	3,961	2,751	28,741
Fiscal 2019	21,266	2,566	2,120	25,952
Fiscal 2020	19,947	1,794	1,876	23,617
Fiscal 2021	17,213	1,546	1,169	19,928
Fiscal 2022	14,758	1,520	963	17,241
Thereafter	45,128	1,776	254	47,158
Total future minimum lease payments	$145,716	$14,399	$10,035	$170,150

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,930 and $1,868 at August 26, 2017 and November 26, 2016, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at August 26, 2017 and November 26, 2016 was not material.

16 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

12. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended August 26, 2017:

Basic earnings per share	$4,579	10,661,433	$0.43
Add effect of dilutive securities:
Options and restricted shares	-	69,772	-
Diluted earnings per share	$4,579	10,731,205	$0.43

For the quarter ended August 27, 2016:

Basic earnings per share	$4,165	10,739,006	$0.39
Add effect of dilutive securities:
Options and restricted shares	-	139,661	(0.01)
Diluted earnings per share	$4,165	10,878,667	$0.38

For the nine months ended August 26, 2017:

Basic earnings per share	$13,282	10,641,035	$1.25
Add effect of dilutive securities:
Options and restricted shares	-	81,558	(0.01)
Diluted earnings per share	$13,282	10,722,593	$1.24

For the nine months ended Ausust 27, 2016:

Basic earnings per share	$10,784	10,762,106	$1.00
Add effect of dilutive securities:
Options and restricted shares	-	139,834	(0.01)
Diluted earnings per share	$10,784	10,901,940	$0.99

For the three and nine months ended August 26, 2017 and August 27, 2016, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Nine Months Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016

Unvested shares	-	2,000	6,538	7,814

17 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2017

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

●

Logistical services. Our logistical services operating segment reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statement of income. Zenith’s total operating costs, including those associated with providing logistical services to the Company as well as to third-party customers, are included in selling, general and administrative expenses and were $23,761 and $70,149 for the three and nine months ended August 26, 2017, and $22,317 and $69,401 for the three and nine months ended August 27, 2016, respectively.

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

18 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Nine Months Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016
Sales Revenue
Wholesale	$61,757	$58,303	$186,025	$177,785
Retail - Company-owned stores	67,402	61,216	196,139	184,754
Logistical services	24,925	22,991	71,885	71,480
Inter-company eliminations:
Furniture and accessories	(29,007)	(28,054)	(88,020)	(85,682)
Logistical services	(10,816)	(9,744)	(31,751)	(30,085)
Consolidated	$114,261	$104,712	$334,278	$318,252

Income from Operations
Wholesale	$4,466	$5,648	$15,142	$14,380
Retail - Company-owned stores	1,353	768	1,377	1,465
Logistical services	1,164	674	1,736	2,079
Inter-company elimination	277	450	1,269	1,260
Consolidated	$7,260	$7,540	$19,524	$19,184

Depreciation and Amortization
Wholesale	$668	$538	$1,976	$1,453
Retail - Company-owned stores	1,530	1,455	4,498	4,515
Logistical services	1,156	1,262	3,586	2,898
Consolidated	$3,354	$3,255	$10,060	$8,866

Capital Expenditures
Wholesale	$304	$2,808	$4,149	$5,799
Retail - Company-owned stores	1,155	1,080	6,069	4,060
Logistical services	186	951	599	9,096
Consolidated	$1,645	$4,839	$10,817	$18,955

	As of	As of
Identifiable Assets	August 26, 2017	November 26, 2016
Wholesale	$138,323	$139,477
Retail - Company-owned stores	90,517	88,855
Logistical services	50,916	49,935
Consolidated	$279,756	$278,267

19 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

14. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. In addition, during 2016 the FASB has issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, all of which clarify certain implementation guidance within ASU 2014-09, and ASU 2016-11, which rescinds certain SEC guidance within the ASC effective upon an entity’s adoption of ASU 2014-09. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. Therefore the amendments in ASU 2014-09 will become effective for us as of the beginning of our 2019 fiscal year. In order to evaluate the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements, we have initiated a comprehensive review of the significant revenue streams across our wholesale, retail and logistical services reportable segments. The focus of this review includes, among other things, the identification of the significant contracts and other arrangements we have with our customers to identify significant performance obligations, factors affecting the determination of transaction price, such as variable consideration, and factors affecting the classification of receipts as revenue, such as principal versus agent considerations. We are also reviewing our current accounting policies, procedures and controls with respect to these contracts and arrangements to determine what changes, if any, may be required by the adoption of ASU 2014-09. We have not yet made a determination as to the impact that adoption will have on our consolidated financial statements, nor have we made any decision on the method of adoption.

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

AUGUST 26, 2017

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

AUGUST 26, 2017

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

AUGUST 26, 2017

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

With 91 BHF stores at August 26, 2017, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 25 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We also own Zenith Freight Lines, LLC (“Zenith”) which provides logistical services to both the wholesale and retail operations at Bassett along with other furniture manufacturers and retailers. Zenith delivers best-of-class shipping and logistical support services that are uniquely tailored to the needs of Bassett and the furniture industry, as well as the ability to provide the expedited delivery service which is increasingly demanded by our industry. Zenith operates seven regional freight hubs and 14 home delivery centers in 13 states. Approximately 55% of Zenith’s revenue is generated from services provided to non-Bassett customers.

At August 26, 2017, our BHF store network included 61 Company-owned stores and 30 licensee-owned stores. During the first nine months of fiscal 2017, we opened new stores in Garden City, New York; Culver City, California and King of Prussia, Pennsylvania, and completed the repositioning of our store in Scottsdale, Arizona. We closed an underperforming store in Danbury, Connecticut, and closed our Las Vegas, Nevada store in preparation for repositioning that store to another location in the Las Vegas market in early 2018. In September of 2017, we also opened a new store in Pittsburgh, Pennsylvania and closed our Dallas, Texas and Cincinnati, Ohio stores at the completion of the lease terms. The Dallas, Texas store will be replaced by the Frisco, Texas store that is planned to open late in 2018. We are in active negotiations to secure a site at which we can replace the Cincinnati, Ohio store at an improved location. A new licensee store was opened in Kansas City, Missouri, and another licensee closed a store in Toronto, Canada.

23 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

We continue to execute our strategy of growing the Company through opening new stores, repositioning stores to improved locations within a market and closing underperforming stores. The following table shows planned store activity where leases have been executed:

		Size	Planned
Location	Type	Sq. Ft.	Opening
New Stores:
Pittsburgh, PA	Corporate	12,600	Q4 2017
Wichita, KS	Corporate	10,000	Q4 2017
Chandler, AZ	Corporate	8,800	Q1 2018
El Paso, TX	Corporate	8,400	Q1 2018
Oklahoma City, OK	Corporate	9,700	Q1 2018
Summerlin, NV	Corporate	15,500	Q1 2018
La Jolla, CA	Licensed	10,000	Q3 2018
Daly City, CA	Licensed	9,000	Q3 2018
Frisco, TX	Corporate	15,000	Q4 2018
Coral Gables, FL	Corporate	10,000	Q4 2018

In addition, lease negotiations are underway for new store locations that could result in additional openings during 2018. With a track record of six consecutive years of positive same store sales growth and our focus on store productivity, we believe that we can take our concept to new markets and consistently grow overall store count in the years to come. We also plan to close one other underperforming store by the end of the first quarter of 2018 after the lease term expires.

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

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

Results of Operations – Periods ended August 26, 2017 compared with periods ended August 27, 2016:

Net sales of furniture and accessories, logistics revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense, other charges and income from operations were as follows for the three and nine months ended August 26, 2017 and August 27, 2016:

	Quarter Ended				Nine Months Ended
	August 26, 2017		August 27, 2016		August 26, 2017		August 27, 2016

Sales revenue:
Furniture and accessories	$100,152	87.7%	$91,465	87.3%	$294,144	88.0%	$276,857	87.0%
Logistics revenue	14,109	12.3%	13,247	12.7%	40,134	12.0%	41,395	13.0%
Total sales revenue	114,261	100.0%	104,712	100.0%	334,278	100.0%	318,252	100.0%
Cost of furniture and accessories sold	45,320	39.7%	40,091	38.3%	132,199	39.5%	124,496	39.1%
SG&A expenses	61,373	53.7%	56,800	54.2%	180,972	54.1%	173,845	54.6%
New store pre-opening costs	308	0.3%	281	0.3%	1,583	0.4%	727	0.2%

Income from operations	$7,260	6.4%	$7,540	7.2%	$19,524	5.9%	$19,184	6.0%

Refer to the segment information which follows for a discussion of the significant factors and trends affecting our results of operations for the three and nine months ended August 26, 2017 as compared with the prior year periods.

25 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 26, 2017

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

The following tables illustrate the effects of various intercompany eliminations on income from operations in the consolidation of our segment results:

	Quarter Ended August 26, 2017
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$61,757	$67,402	$-	$(29,007)	(1)	$100,152
Logistics	-	-	24,925	(10,816)	(2)	14,109
Total sales revenue	61,757	67,402	24,925	(39,823)		114,261
Cost of furniture and accessories sold	41,016	33,097	-	(28,793)	(3)	45,320
SG&A expense	16,275	32,644	23,761	(11,307)	(4)	61,373
New store pre-opening costs	-	308	-	-		308
Income from operations	$4,466	$1,353	$1,164	$277		$7,260

	Quarter Ended August 27, 2016
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$58,303	$61,216	$-	$(28,054)	(1)	$91,465
Logistics	-	-	22,991	(9,744)	(2)	13,247
Total sales revenue	58,303	61,216	22,991	(37,798)		104,712
Cost of furniture and accessories sold	37,637	30,478	-	(28,024)	(3)	40,091
SG&A expense	15,018	29,689	22,317	(10,224)	(4)	56,800
New store pre-opening costs	-	281	-	-		281
Income from operations	$5,648	$768	$674	$450		$7,540

26 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

	Nine Months Ended August 26, 2017
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$186,025	$196,139	$-	$(88,020)	(1)	$294,144
Logistics	-	-	71,885	(31,751)	(2)	40,134
Total sales revenue	186,025	196,139	71,885	(119,771)		334,278
Cost of furniture and accessories sold	122,408	97,628	-	(87,837)	(3)	132,199
SG&A expense	48,475	95,551	70,149	(33,203)	(4)	180,972
New store pre-opening costs	-	1,583	-	-		1,583
Income from operations	$15,142	$1,377	$1,736	$1,269		$19,524

	Nine Months Ended August 27, 2016
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$177,785	$184,754	$-	$(85,682)	(1)	$276,857
Logistics	-	-	71,480	(30,085)	(2)	41,395
Total sales revenue	177,785	184,754	71,480	(115,767)		318,252
Cost of furniture and accessories sold	116,571	93,434	-	(85,509)	(3)	124,496
SG&A expense	46,834	89,128	69,401	(31,518)	(4)	173,845
New store pre-opening costs	-	727	-	-		727
Income from operations	$14,380	$1,465	$2,079	$1,260		$19,184
(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale and retail segments.
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

(4)

Represents the elimination of rent paid by our retail stores occupying Company-owned real estate, and the elimination of logisitcal services charged by Zenith to Bassett's retail and wholesale segments as follows:

	Quarter Ended		Nine Months Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016

Intercompany logistical services	$(10,816)	$(9,744)	$(31,751)	$(30,085)
Intercompany rents	(491)	(480)	(1,452)	(1,433)

Total SG&A expense elimination	$(11,307)	$(10,224)	$(33,203)	$(31,518)

27 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

Wholesale segment

Results for the wholesale segment for the three and nine months ended August 26, 2017 and August 27, 2016 are as follows:

	Quarter Ended				Nine Months Ended
	August 26, 2017		August 27, 2016		August 26, 2017		August 27, 2016

Net sales	$61,757	100.0%	$58,303	100.0%	$186,025	100.0%	$177,785	100.0%
Gross profit	20,741	33.6%	20,666	35.4%	63,617	34.2%	61,214	34.4%
SG&A expenses	16,275	26.4%	15,018	25.8%	48,475	26.1%	46,834	26.3%

Income from operations	$4,466	7.2%	$5,648	9.7%	$15,142	8.1%	$14,380	8.1%

Quarterly Analysis of Results - Wholesale

Net sales for the wholesale segment were $61,757 for the third quarter of 2017 as compared to $58,303 for the third quarter of 2016, an increase of $3,454 or 5.9%. This increase was driven by a 5.1% increase in furniture shipments to the Bassett Home Furnishings network as compared to the prior year period and a 5.8% increase in furniture shipments to the open market (outside the Bassett Home Furnishings network). Shipments of wholesale accessories, a much smaller component of our wholesale revenues, increased 79% over the prior year period. Gross margins for the wholesale segment were 33.6% for the third quarter of 2017 as compared to 35.4% for the prior year quarter, which included the $1,428 million settlement of the Polyurethane Foam Antitrust Litigation. Excluding the effects of the legal settlement in 2016, the prior year gross margin would have been 33.0%. Gross margins improved in both the Wood and Upholstery operations as compared to the prior year driven by increased operating efficiencies in the domestic operations along with greater leverage of fixed costs from higher sales levels. Wholesale SG&A for the third quarter of 2017 was $16,275 as compared to $15,018 for the prior year period. SG&A as a percentage of sales increased to 26.4% as compared to 25.8% for the third quarter of 2016. This increase in SG&A as a percentage of sales was primarily driven by increased spending on the website and e-commerce strategy development along with higher accruals for incentive compensation, partially offset by greater leverage of other fixed costs due to higher sales volumes. Operating income was $4,466 or 7.2% of sales as compared to $5,648 or 9.7% of sales in the prior year. Excluding the effects of the previously mentioned foam settlement in 2016, the prior year operating income would have been $4,220 or 7.2% for the prior year.

Year-to-date Analysis of Results – Wholesale

Net sales for the wholesale segment were $186,025 for the first nine months of 2017 as compared to $177,785 for the first nine months of 2016, an increase of $8,240 or 4.6%. This sales increase was driven by a 4.3% increase in furniture shipments to the BHF store network along with a 4.4% increase in furniture shipments to the open market (outside the BHF store network) as compared to the prior year period. Shipments of wholesale accessories, a much smaller component of our wholesale revenues, increased 32% over the prior year period. Gross margins for the wholesale segment were 34.2% for the first nine months of 2017 as compared to 34.4% for the first nine months of 2016. Excluding the above mentioned litigation settlement, the gross margin for the first nine months of 2016 would have been 33.6%. This increase was primarily due to improved margins in the domestic upholstery operations from favorable pricing strategies and improved manufacturing efficiencies, higher margins in the domestic wood operations from greater manufacturing efficiencies and higher margins in the imported wood product as we had lower levels of discounted sales along with higher margins on those sales as compared to the prior year period. SG&A as a percentage of sales decreased to 26.1% as compared to 26.3% for the first nine months of 2016. This decrease in SG&A as a percentage of sales was primarily due to greater leverage of fixed costs from higher sales volumes, partially offset by increased spending on the website and e-commerce strategy development along with higher accruals for incentive compensation. Operating income was $15,142 or 8.1% of sales as compared to $14,380 or 8.1% of sales in the prior year period.

Wholesale shipments by type:	Quarter Ended				Nine Months Ended
	August 26, 2017		August 27, 2016		August 26, 2017		August 27, 2016

Wood	$22,639	36.7%	$21,503	36.9%	$65,305	35.1%	$65,945	37.1%
Upholstery	38,223	61.9%	36,300	62.3%	118,126	63.5%	109,868	61.8%
Other	895	1.4%	500	0.9%	2,594	1.4%	1,972	1.1%
Total	$61,757	100.0%	$58,303	100.0%	$186,025	100.0%	$177,785	100.0%

28 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $10,981 at August 26, 2017 as compared with $10,544 at August 27, 2016.

Retail – Company-owned stores segment

Results for the retail segment for the three and nine months ended August 26, 2017 and August 27, 2016 are as follows:

	Quarter Ended				Nine Months Ended
	August 26, 2017		August 27, 2016		August 26, 2017		August 27, 2016

Net sales	$67,402	100.0%	$61,216	100.0%	$196,139	100.0%	$184,754	100.0%
Gross profit	34,305	50.9%	30,738	50.2%	98,511	50.2%	91,320	49.4%
SG&A expenses	32,644	48.4%	29,689	48.5%	95,551	48.7%	89,128	48.2%
New store pre-opening costs	308	0.5%	281	0.5%	1,583	0.8%	727	0.4%
Income from operations	$1,353	2.0%	$768	1.3%	$1,377	0.7%	$1,465	0.8%

Results for comparable stores† (55 stores for the quarter and nine months) are as follows:

	Quarter Ended				Nine Months Ended
	August 26, 2017		August 27, 2016		August 26, 2017		August 27, 2016

Net sales	$60,137	100.0%	$59,071	100.0%	$180,584	100.0%	$175,005	100.0%
Gross profit	30,836	51.3%	29,729	50.3%	91,006	50.4%	87,327	49.9%
SG&A expenses	29,622	49.3%	28,259	47.8%	87,355	48.4%	83,643	47.8%
Income from operations	$1,214	2.0%	$1,470	2.5%	$3,651	2.0%	$3,684	2.1%

† “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended				Nine Months Ended
	August 26, 2017		August 27, 2016		August 26, 2017		August 27, 2016

Net sales	$7,265	100.0%	$2,145	100.0%	$15,555	100.0%	$9,749	100.0%
Gross profit	3,469	47.7%	1,009	47.0%	7,505	48.2%	3,993	41.0%
SG&A expenses	3,022	41.6%	1,430	66.7%	8,196	52.7%	5,485	56.3%
New store pre-opening costs	308	4.2%	281	13.1%	1,583	10.2%	727	7.5%
Income (loss) from operations	$139	1.9%	$(702)	-32.7%	$(2,274)	-14.6%	$(2,219)	-22.8%

29 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

Quarterly Analysis of Results - Retail

Net sales for the 61 Company-owned BHF stores were $67,402 for the third quarter of 2017 as compared to $61,216 for the third quarter of 2016. Comparable store sales increased $1,066 or 1.8% along with a $5,120 increase in non-comparable store sales.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores decreased by 2.9% for the third quarter of 2017 as compared to the third quarter of 2016.

The consolidated retail operating income for the third quarter of 2017 was $1,353 as compared to $768 for the third quarter of 2016. The 55 comparable stores generated operating income of $1,214 for the quarter, or 2.0% of sales, as compared to operating income of $1,470, or 2.5% of sales, for the prior year quarter. Gross margins for comparable stores were 51.3% for the third quarter of 2017 compared to 50.3% for the third quarter of 2016. This increase is primarily due to improved pricing strategies and product mix. SG&A expenses for comparable stores increased $1,363 to $29,622 or 49.3% of sales as compared to 47.8% of sales for the third quarter of 2016. The increase in SG&A was primarily due to a $500 loss for expenses associated with settling employment claims along with higher advertising expenses of $242 and occupancy costs of $178.

Non-comparable stores for the third quarter of fiscal 2017 produced operating income of $139 compared with an operating loss of $702 for the third quarter of fiscal 2016. The operating income for the third quarter of 2017 is primarily attributable to a gain of $1,220 from the sale of our retail store location in Las Vegas, Nevada. The repositioning of that store to a new location in Summerlin, Nevada is expected to be completed early 2018. The results for the third quarter of 2017 included $308 of pre-opening costs recognized in the quarter primarily associated with the Pittsburgh, Pennsylvania store which is expected to open during the fourth quarter of 2017 and the Chandler, Arizona and Summerlin, Nevada stores which are expected to open early in the first quarter of fiscal 2018. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $200 to $400 per store based on the overall rent costs for the location and the period between the time when the Company takes possession of the physical store space and the time of the store opening.

We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $400 to $600 per store. During the third quarter of 2017 we incurred $112 of post-opening losses associated with the King of Prussia, Pennsylvania and Culver City, California stores which opened during the second quarter of 2017. There were post-opening losses of $235 during the third quarter of 2016.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Year-to-date Analysis of Results – Retail

Net sales for the 61 Company-owned BHF stores were $196,139 for the first nine months of 2017 as compared to $184,754 for the first nine months of 2016. Comparable store sales increased $5,579 or 3.2% along with a $5,806 increase in non-comparable store sales.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 1.8% for the first nine months of 2017 as compared to the first nine months of 2016.

The consolidated retail operating income for the first nine months of 2017 was $3,651 as compared to operating income of $3,684 for the first nine months of 2016. The 55 comparable stores generated operating income of $3,651 for the first nine months of 2017, or 2.0% of sales, as compared to operating income of $3,684, or 2.1% of sales, for the prior year period. Gross margins for comparable stores were 50.4% for the first nine months of 2017 compared to 49.9% for the first nine months of 2016. This increase is primarily due to improved pricing strategies and product mix. SG&A expenses for comparable stores increased $3,712 to $87,355 or 48.4% of sales as compared to 47.8% of sales for the first nine months of 2016. The increase in SG&A was primarily due to a $500 loss for expenses associated with settling employment claims legal settlement along with higher advertising expenses of $454 and occupancy costs of $545.

30 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

Losses from the non-comparable stores in the first nine months of fiscal 2017 were $2,274 compared with $2,219 for the first nine months of fiscal 2016, a decrease of $55. The loss during the first nine months of 2017 included $1,583 of pre-opening costs recognized in the period associated with the Garden City, New York, Culver City, California and King of Prussia, Pennsylvania stores which opened in the nine months of fiscal 2017, a new store in Pittsburgh, Pennsylvania which is expected to open in the fourth quarter of 2017 and the new stores in Chandler, Arizona and Summerlin, Nevada which are expected to open during the first quarter of 2018. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $200 to $400 per store based on the overall rent costs for the location and the period between the time when the Company takes possession of the physical store space and the time of the store opening.

We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $400 to $600 per store. During the first nine months of 2017 we incurred $842 of post-opening losses associated with the three new stores which opened during the period. There were post-opening losses of $235 during the first nine months of 2016.

Pre- and post-opening losses for the first nine months of fiscal 2017 were partially offset by a gain of $1,220 from the sale of our retail store location in Las Vegas, Nevada. The repositioning of that store to a new location in Summerlin, Nevada is expected to be completed in early 2018.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $27,967, or an average of $458 per open store at August 26, 2017 as compared with a retail backlog of $27,594, or an average of $468 per open store at August 27, 2016.

Logistical services segment

Results for our logistical services segment for the three and nine months ended August 26, 2017 and August 27, 2016 are as follows:

	Quarter Ended				Nine Months Ended
	August 26, 2017		August 27, 2016		August 26, 2017		August 27, 2016

Logistical services revenue	$24,925	100.0%	$22,991	100.0%	$71,885	100.0%	$71,480	100.0%
Operating expenses	23,761	95.3%	22,317	97.1%	70,149	97.6%	69,401	97.1%

Income from operations	$1,164	4.7%	$674	2.9%	$1,736	2.4%	$2,079	2.9%

Quarterly Analysis of Operations – Logistical Services

Logistical services revenue was $24,925 for the third quarter of 2017 compared with $22,991 for the third quarter of 2016, an increase of $1,934 or 8.4%. Revenues from both Bassett and non-Bassett customers were higher quarter over quarter. Zenith’s operating expenses for the third quarter of 2017 were $23,761 or 95.3% of revenue as compared to $22,317 or 97.1% for the third quarter of 2016. Improved operating efficiencies in the over the road freight operations were partially offset by increased costs in the home delivery operations primarily from the start-up of several local distribution hubs. Operating costs for the quarters ended August 26, 2017 and August 27, 2016 include non-cash depreciation and amortization charges of $1,156 and $1,262, respectively. Zenith generated operating income for the third quarter of fiscal 2017 of $1,164 or 4.7% of revenue as compared to $674 or 2.9% of revenue for the prior year quarter.

31 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

Year-to-date Analysis of Operations – Logistical Services

Logistical services revenue was $71,885 for the first nine months of 2017 compared with $71,480 for the first nine months of 2016, an increase of $405 or 0.6%. Increases in revenue from both Bassett and other non-Bassett customers were partially offset by decreases from one significant non-Bassett customer. Operating expenses for the first nine months of 2017 were $70,149 compared with $69,401 for the first nine months of 2016, an increase of $748 or 1.1%. Operating costs for the nine months ended August 26, 2017 and August 27, 2016 include non-cash depreciation and amortization charges of $3,586 and $2,898, respectively. Zenith generated operating income for the first nine months of fiscal 2017 of $1,736 or 2.4% of revenue as compared to $2,079 or 2.9% of revenue for the prior year period.

Other items affecting Net Income

Gain on Sale of Investment

In 1985, we acquired a minority interest in a privately-held, start-up provider of property and casualty insurance for $325. In April of 2017 we sold our interest for $3,592 in cash, resulting in a gain of $3,267 recognized for the nine months ended August 26, 2017.

Impairment of Investment in Real Estate

We own a building in Chesterfield County, Virginia that was formerly leased to a licensee for the operation of a BHF store. The building is subject to a ground lease that expires in 2020, but which has additional renewal options. Since 2012, we have leased the building to another party who is, as of recently, paying less than the full amount of the lease obligation, resulting in rental income insufficient to cover our ground lease obligation. Efforts to sell our interest in the building have been unsuccessful so far. We have also concluded that absent a significant cash investment in the building the likelihood of locating another tenant for the building at a rent that would provide positive cash flow in excess of the ground lease expense is remote. In addition, we obtained an appraisal during the quarter ended May 27, 2017 which indicated that the value of the building had significantly decreased and was now minimal. Given these circumstances, we concluded in the second quarter that we are unlikely to renew the ground lease in 2020 and would therefore likely vacate the property at that time. Consequently, we recorded a non-cash impairment charge of $1,084 for the nine months ended August 26, 2017 to write off the value of the building. The carrying value of the building at November 26, 2016 of $1,108 was included in other long-term assets in our condensed consolidated balance sheet.

Other loss, net

Other loss, net, for the quarter ended August 26, 2017 was $582 as compared to $647 for the quarter ended August 27, 2016. This decrease is primarily attributable to lower interest expense due to overall lower levels of debt as compared to the prior year quarter.

Other loss, net, for the nine months ended August 26, 2017 was $1,994 as compared to $1,904 for the nine months ended August 27, 2016, an increase of $90. Declines in interest expense were offset by reduced gains arising from the partial liquidation of our previously impaired investment in the Fortress Value Recovery Fund I, LLC, which was fully impaired in fiscal 2012, and other miscellaneous cost increases.

Income taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter. Our effective tax rates for the three and nine months ended August 26, 2017 and August 27, 2016, respectively, differ from the federal statutory rate primarily due to the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation and the Section 199: Domestic Production Activities Deduction. During the three and nine months ended August 26, 2017 our income tax provision includes excess tax benefits on stock-based compensation in the amount of $227 and $554, respectively. During the three and nine months ended August 27, 2016, our income tax provision includes excess tax benefits on stock-based compensation in the amount of $46 and $87, respectively.

32 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for the first nine months of 2017 was $14,698 compared to cash provided by operations of $18,965 for the first nine months of 2016, representing a decrease of $4,267 in cash flows from operations. This decrease is primarily due to changes in working capital from increases in inventory and decreases in customer deposits.

Our overall cash position increased by $1,353 during the first nine months of 2017. Offsetting cash provided by operations, we used $3,183 of cash in investing activities, primarily consisting of capital expenditures which included retail store relocations, retail store remodels, in-process spending on new stores, and expanding and upgrading our manufacturing capabilities. These expenditures were partially offset by $3,592 of proceeds from the sale of an investment and $4,474 in proceeds from disposals of property and equipment, primarily the sale of our former Las Vegas, Nevada retail store location. Net cash used in financing activities was $10,162, including dividend payments of $6,544 and the annual $3,000 installment payment on our Zenith acquisition note payable. With cash and cash equivalents and short-term investments totaling $59,622 on hand at August 26, 2017, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Our credit facility with our bank provides for a line of credit of up to $15,000. This credit facility, which matures in December of 2018, is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. At August 26, 2017, we had $1,972 outstanding under standby letters of credit against our line, leaving availability under our credit line of $13,028. In addition, we have outstanding standby letters of credit with another bank totaling $511.

At August 26, 2017 we have outstanding principal totaling $3,932, excluding discounts, under notes payable of which $3,305 matures within one year of the balance sheet date. See Note 8 to our condensed consolidated financial statements for additional details regarding these notes, including collateral and future maturities. We expect to satisfy these obligations as they mature using cash flow from operations or our available cash on hand.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. We had obligations of $170,150 at August 26, 2017 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,930 at August 26, 2017. See Note 11 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

33 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $22,983 at August 26, 2017. All other retail real estate that we own, consisting of locations formerly leased to our licensees and now leased to others, is included in other assets in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our wholesale segment, was $1,784 at August 26, 2017.

The following table summarizes our total investment in retail real estate owned at August 26, 2017:

Investment in real estate
	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	10	250,070	$22,983

Investment real estate leased to others, included in other assets	2	41,021	1,784

Total Company investment in retail real estate	12	291,091	$24,767

(1)	Includes two properties encumbered under mortgages totalling $932 at August 26, 2017.

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

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 11 to our condensed consolidated financial statements for further information regarding certain contingencies as of August 26, 2017.

34 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 26, 2017

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $1,784 at August 26, 2017 for stores formerly operated by licensees as well as our holdings of $22,983 at August 26, 2017 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $2,930 which we have guaranteed on behalf of licensees as of August 26, 2017, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

AUGUST 26, 2017

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

AUGUST 26, 2017

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity for the three months ended August 26, 2017 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased		Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

May 28 - July 1, 2017	-		$-	-	$11,453
July 2 - July 29, 2017	4,410	(2)	$37.90	-	$11,453
July 30 - August 26, 2017	-		$-	-	$11,453

.

(1)	The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998.
On October 9, 2014, the Board of Directors increased the remaining limit of the repurchase plan to $20,000. At August 26, 2017, $11,453 remains available for stock repurchases under the plan.
(2)	In July 2017, 4,410 shares were tendered by employees to satisfy tax withholding obligations on vested restricted stock.

Item 3. Defaults Upon Senior Securities

None.

37 of 39

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 26, 2017

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

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b – Chief Financial Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended August 26, 2017 formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and retained earnings, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

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

September 28, 2017

/s/          J. Michael Daniel

J. Michael Daniel, Senior Vice President and Chief Financial Officer

September 28, 2017

39 of 39