Form 10-K
period 2017-11-25
BASSETT FURNITURE INDUSTRIES INC
filed 2018-01-18
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 25, 2017

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 27, 2017 was $309,940,535.

The number of shares of the Registrant’s common stock outstanding on January 10, 2018 was 10,740,591.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be held March 7, 2018, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

As used herein, unless the context otherwise requires, “Bassett,” the “Company,” “we,” “us” and “our” refer to Bassett Furniture Industries, Incorporated and its subsidiaries. References to 2017, 2016, 2015, 2014 and 2013 mean the fiscal years ended November 25, 2017, November 26, 2016, November 28, 2015, November 29, 2014 and November 30, 2013. Please note that fiscal 2013 contained 53 weeks.

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

With 90 BHF stores at November 25, 2017, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  We created our store program in 1997 to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 25 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

The BHF stores feature custom order furniture, free in-home design visits (“home makeovers”), and coordinated decorating accessories.  Our philosophy is based on building strong long-term relationships with each customer.  Sales people are referred to as “Design Consultants” and are each trained to evaluate customer needs and provide comprehensive solutions for their home decor.  Until a rigorous training and design certification program is completed, Design Consultants are not authorized to perform in-home design services for our customers.

For several years we owned 49% of Zenith Freight Lines, LLC (“Zenith”). During that time the strategic significance of our partnership with Zenith had risen to include the over-the-road transportation of furniture, the operation of regional freight terminals, warehouse and distribution facilities, and the management of various home delivery facilities that service Bassett Home Furnishings stores and other clients in local markets around the United States. On February 2, 2015, we acquired the remaining 51% of Zenith, which has since operated as a wholly-owned subsidiary of Bassett. Our acquisition of Zenith brought to our Company the ability to deliver best-of-class shipping and logistical support services that are uniquely tailored to the needs of the furniture industry, as well as the ability to provide the expedited delivery service which is increasingly demanded by our industry. Zenith now operates seven regional freight hubs and 14 home delivery centers in 13 states. We believe that our ownership of Zenith will not only enhance our own wholesale and retail distribution capabilities, but will provide additional growth opportunities as Zenith continues to expand its service to other customers.

In September of 2011, we announced the formation of a strategic partnership with HGTV (Home and Garden Television), a division of Scripps Networks, LLC, which combines our heritage in the furniture industry with the penetration of 91 million households in the United States that HGTV enjoys today.  As part of this alliance, the in-store design centers have been co-branded with HGTV to more forcefully market the concept of a “home makeover”, an important point of differentiation for our stores that also mirrors much of the programming content on the HGTV network. We believe the co-branded design centers coupled with the targeted national advertising on HGTV have played a key role in driving sales at our stores. In October of 2015, we announced the extension of our partnership with HGTV through 2019. In addition to featuring HGTV branded custom upholstery products in our HGTV HOME Design Studios in BHF stores, we have also expanded the concept to select independent dealers. We believe this will provide additional growth outside our BHF store network.

Operating Segments

We have strategically aligned our business into three reportable segments: Wholesale, Retail – Company-owned stores, and Logistical Services.

The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BHF stores (licensee-owned stores and Company-owned retail stores) and independent furniture retailers. Our retail segment consists of 60 Company-owned and operated stores. The following table shows the number of Company-owned stores by state as of November 25, 2017:

	Number of		Number of
State	Stores	State	Stores
Alabama	1	Mississippi	1
Arizona	1	Missouri	1
Arkansas	1	New Jersey	1
California	5	New York	5
Connecticut	3	North Carolina	5
Delaware	1	Ohio	1
Florida	3	Pennsylvania	2
Georgia	3	South Carolina	1
Kansas	1	Tennessee	1
Kentucky	1	Texas	11
Maryland	3	Virginia	5
Massachusetts	3	Total	60

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

Wholesale shipments by category for the last three fiscal years are summarized below:

	2017		2016		2015

Wood	$86,667	34.8%	$88,763	36.9%	$93,073	36.9%
Upholstery	158,894	63.8%	149,027	62.0%	156,768	62.2%
Other	3,632	1.5%	2,556	1.1%	2,339	0.9%

Total	$249,193	100.0%	$240,346	100.0%	$252,180	100.0%

Approximately 27% of our 2017 wholesale sales were of imported product compared to 31% and 37% in 2016 and 2015, respectively. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers. The decline in imported goods share of our wholesale sales over the last three years has been driven primarily by increasing sales of our domestic custom wood and upholstery product offerings.

The dollar value of our wholesale backlog, representing orders received but not yet shipped to the BHF store network or independent dealers, was $22,239 at November 25, 2017 and $22,130 at November 26, 2016. We expect that the November 25, 2017 backlog will be filled within fiscal 2018, with the majority of the backlog being filled during the first quarter.

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

Other Investments and Real Estate

Our balance sheet at November 25, 2017 and November 26, 2016 included short-term investments in certificates of deposit and certain retail real estate related to former licensee-owned stores. The impact upon earnings arising from these assets is included in other loss, net, in our consolidated statements of income. Our investment balances at each of the last three fiscal year-ends are as follows:

	November 27,	November 26,	November 28,
	2017	2016	2015

Investments in certificates of deposit	$23,125	$23,125	$23,125
Certain retail real estate	1,758	2,969	3,120

Our short-term investments at November 25, 2017 consist of certificates of deposit (“CDs”) with original terms generally ranging from six to twelve months, bearing interest at rates ranging from 0.10% to 1.50% with a weighted average yield of approximately 1.18%. At November 25, 2017, the weighted average remaining time to maturity of the CDs was approximately five months. Each CD is placed with a federally insured financial institution and all deposits are within Federal deposit insurance limits.

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

Retail Segment Overview – Company-Owned Retail Stores

The retail furniture industry remains very competitive and includes local furniture stores, regional furniture retailers, national department and chain stores and single-vendor branded retailers. As a whole, our store network with 60 Company-owned stores and 30 licensee-owned stores, ranks in the top 30 in retail furniture sales in the United States. We plan to continue opening new stores, primarily in underpenetrated markets where we currently have stores.  In this regard we are currently considering several locations for new store expansion over the next three years, with at least eight of these planned to open in fiscal 2018.

Net sales for our Company-owned retail stores for the last three fiscal years are summarized below:

	2017	2016	2015

Net sales	$268,264	$254,667	$249,379

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

Logistical Services Segment Overview

Zenith is a specialized supply chain solutions provider, offering the home furnishings industry the benefit of an asset-based network to move product with greater efficiency, enhanced speed to market, less damage and a single source of shipment visibility. We provide fully integrated solutions with the highest commitment to customer care and service as we seek to go beyond our customers’ transactional expectations to create collaborative partnerships that provide a single source network to:

●	Better manage inventory across multiple locations and provide total audit-ready accountability
●	Reduce line haul and delivery costs
●	Ensure availability of high-volume items in stores
●	Integrate the omnichannel nature of today’s retail supply chain
●	Management and predictability of the total landed cost of goods
●	Achieve full visibility from vendor to showroom to final delivery

Our customer solutions are provided through the following services:

●	Network line haul freight (middle mile)
●	Warehousing, distribution and inventory management
●	Home delivery services to end-consumer (final mile)

At November 25, 2017, our shipping and delivery fleet consisted of the following:

	Owned	Leased	Total
Tractors	165	92	257
Trailers	239	272	511
Home delivery trucks	12	15	27

We own a central warehousing and national distribution hub located in Conover, North Carolina, and we lease nineteen facilities in fourteen states across the continental United States from which we operate regional freight terminals and provide warehouse and distribution services.

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

People

We employed 2,618 people as of November 25, 2017, of which 853 were employed in our retail segment, 966 were employed in our wholesale segment and 799 were employed in our logistical services segment, which also utilized another 136 temporary workers provided through staffing agencies. None of our employees are subject to collective bargaining arrangements and we have not experienced any recent work stoppages. We consider our relationship with our employees to be good.

Foreign and Domestic Operations and Export Sales

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $2,288, $3,607, and $4,516 in 2017, 2016, and 2015, respectively. At November 25, 2017 and November 26, 2016, we had $1,677 and $3,018, respectively of our finished goods inventory physically warehoused in Vietnam.

Major Customers

Our risk exposure related to our customers, consisting primarily of trade accounts receivable along with certain guarantees, net of recognized reserves, totaled approximately $22,357 and $20,223 at November 25, 2017 and November 26, 2016, respectively. At November 25, 2017, approximately 29% of the aggregate risk exposure, net of reserves, was attributable to five customers. At November 26, 2016, approximately 30% of the aggregate risk exposure, net of reserves, was attributable to four customers. In fiscal 2017, 2016 and 2015, no customer accounted for more than 10% of total consolidated net sales. However, one customer accounted for approximately 33%, 36% and 26% of our consolidated revenue from logistical services during 2017, 2016 and 2015, respectively.

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

Retail Segment:

Real estate associated with our retail segment consists of 10 owned locations with an aggregate square footage of 250,070 and a net book value of $22,817. These stores are located as follows:

Concord, North Carolina	Greensboro, North Carolina
Greenville, South Carolina	Fredericksburg, Virginia
Houston, Texas (3 locations)	Gulfport, Mississippi
Knoxville, Tennessee	Louisville, Kentucky

Of these locations, two are subject to land leases and two are subject to mortgages. Our remaining 50 store locations are leased from third-parties.

Logistical Services Segment:

Owned real estate associated with our logistical services segment is located in Conover, North Carolina and includes the following facilities:

Facility	Square Footage
Distribution center and corporate office	242,000
2 Maintenance facilities	15,142
2 Transit warehouses	86,135

In addition to the owned facilities listed above, we also lease warehouse space in 19 locations across the United States with an aggregate square footage of 1,237,749.

Other Real Estate Owned:

We hold investments in retail store property that we previously leased to licensees and now lease to others. Such properties consist of two locations with aggregate square footage of 41,021 and net book value of $1,758 at November 25, 2017.

See Note 17 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4B.	EXECUTIVE OFFICERS OF THE REGISTRANT

David C. Baker, 57, joined the Company in 2005 as Director, Store Operations. From 2006 to 2015 he served as Vice President – Corporate Retail, and currently serves as Senior Vice President, Corporate Retail. Prior to joining Bassett, Mr. Baker managed Bassett stores for licensees from 1999 to 2005 after having previously managed stores for other furniture retail chains including Haverty’s and Rhodes Furniture.

John E. Bassett III, 59, has been with the Company since 1981 and served in various wood manufacturing and product sourcing capacities, including Vice President, Wood Manufacturing; Vice-President, Global Sourcing from 2001 to 2007 and Vice President, Wood in 2008. He was appointed Senior Vice President, Wood in 2009.

Bruce R. Cohenour, 59, has been with the Company since 2011, starting as Senior Vice President of Upholstery Merchandising and serving as Senior Vice President of Sales and Merchandising since January 2013. Prior to joining Bassett, Mr. Cohenour was with Hooker Furniture Corp. from 2007 through 2010, last serving as President of the Case Goods Division.

J. Michael Daniel, 56, joined the Company in 2007 as Corporate Controller. From April 2009 through December 2009, he served as Corporate Controller and Interim Chief Financial Officer. In January 2010, he was appointed Vice President and Chief Accounting Officer. In January 2013, he was promoted to Senior Vice President and Chief Financial Officer.

Jack L. Hawn, 64, has been with the Company since 2015 as Senior Vice President, Bassett and President, Zenith, His company, Zenith Transportation, Inc. was majority owner of Zenith (Zenith Freight Lines, LLC) from 1999 until its interest in Zenith was acquired by the Company in 2015. He has served as President of Zenith since its formation in 1999.

Jay R. Hervey, Esq., 58, has served as the General Counsel, Vice President and Secretary for the Company since 1997.

Mark S. Jordan, 64, joined the Company in 1999 as Plant Manager. In 2001, he was promoted to Vice President of Upholstery Manufacturing and in 2002 he was promoted to Vice President and General Manager-Upholstery. He has served as Senior Vice President of Upholstery since 2009.

Robert H. Spilman, Jr., 61, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President, and in 2016 also became the Chairman of the Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information:

Bassett’s common stock trades on the NASDAQ global select market system under the symbol “BSET.” We had approximately 1,300 registered stockholders at January 10, 2018. The range of per share amounts for the high and low market prices and dividends declared for the last two fiscal years are listed below:

	Market Prices of Common Stock
	2017		2016		Dividends Declared
Quarter	High	Low	High	Low	2017	2016

First	$31.65	$25.75	$31.98	$23.65	$0.10	$0.09
Second	31.60	24.95	33.20	26.79	0.10	0.09
Third	39.85	29.50	29.60	23.94	0.11	0.10
Fourth	41.30	34.60	30.00	22.75	0.46	0.40

Issuer Purchases of Equity Securities:

We are authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 9, 2014, the Board of Directors increased the remaining limit of the repurchase plan to $20 million. There was no stock repurchase activity during the three months ended November 25, 2017. The approximate dollar value that may yet be purchased pursuant to our stock repurchase program as of November 25, 2017 was $11.45 million.

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

(In thousands)	2017		2016		2015		2014	2013 (1)

Net sales	$452,503	(2)	$432,038	(2)	$430,927	(2)	$340,738	$321,286
Operating income	$27,018	(3)	$28,193	(3)	$25,989	(3)	$15,131	$10,005
Other income (loss), net	$858	(4)	$(2,416	) (5)	$5,879	(5)	$(524)	$(1,818)
Income before income taxes	$27,876		$25,777		$31,868		$14,607	$8,187
Income tax expense	$9,620		$9,948		$11,435		$5,308	$3,091
Net income	$18,256		$15,829		$20,433		$9,299	$5,096
Diluted earnings per share	$1.70		$1.46		$1.88		$0.87	$0.47
Cash dividends declared	$8,266		$5,805		$5,868		$5,085	$4,565
Cash dividends per share	$0.77		$0.68		$0.54		$0.48	$0.42
Total assets	$293,748		$278,267		$240,746		$240,746	$225,849
Long-term debt	$329		$3,821		$1,902		$2,467	$2,467
Current ratio	1.91 to 1		1.83 to 1		1.84 to 1		1.95 to 1	2.37 to 1
Book value per share	$17.83		$16.85		$16.25		$14.95	$14.50

(1)	Fiscal 2013 contained 53 weeks, whereas all other fiscal years presented above contained 52 weeks.
(2)	Fiscal 2017, 2016 and 2015 included logistical services revenue from Zenith in the amount of $54,406, $54,842 and $43,522, respectively, since the acquisition of Zenith on February 2, 2015.
(3)

Fiscal 2017 operating income includes a gain of $1,220 resulting from the sale of our retail store in Las Vegas, Nevada. Fiscal 2016 operating income includes the benefit of a $1,428 award received from the settlement of class action litigation. Fiscal 2015 included restructuring and asset impairment charges and lease exit costs totaling $974. See Note 15 to the Consolidated Financial Statements for additional information related to each of these items.

(4)

Fiscal 2017 includes $4,221 of gains resulting from the sale of investments (see Note 9 to the Consolidated Financial Statements), and an impairment charge of $1,084 retail real estate held for investment (see Note 2 to the Consolidated Financial Statements). Also see Note 16 to the Consolidated Financial Statements related to $94 of income from the Continued Dumping and Subsidy Offset Act (“CDSOA”) received in fiscal 2017.

(5)

See Note 3 to the Consolidated Financial Statements related to a remeasurement gain of $7,212 arising from our acquisition of Zenith during fiscal 2015. Also see Note 16 to the Consolidated Financial Statements related to $240 and $1,156 of income from the CDSOA received in fiscal 2016 and 2015, respectively.

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

With 90 BHF stores at November 25, 2017, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 25 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We have factories in Newton, North Carolina and Grand Prairie, Texas that manufacture upholstered furniture, a factory in Martinsville, Virginia that primarily assembles and finishes our custom casual dining offerings and a factory in Bassett, Virginia that assembles and finishes our recently introduced “Bench Made” line of furniture. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its process, with custom pieces often manufactured within two weeks of taking the order in our stores. Our logistics team then promptly ships the product to one of our home delivery hubs or to a location specified by our licensees.  In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture and certain upholstery offerings from several foreign plants, primarily in Vietnam and China. Over 70% of the products we currently sell are manufactured in the United States.

For several years we owned 49% of Zenith Freight Lines, LLC (“Zenith”). During that time the strategic significance of our partnership with Zenith had risen to include the over-the-road transportation of furniture, the operation of regional freight terminals, warehouse and distribution facilities, and the management of various home delivery facilities that service BHF stores and other clients in local markets around the United States. On February 2, 2015, we acquired the remaining 51% of Zenith, which has since operated as a wholly-owned subsidiary of Bassett. Our acquisition of Zenith brought to our Company the ability to deliver best-of-class shipping and logistical support services that are uniquely tailored to the needs of the furniture industry, as well as the ability to provide the expedited delivery service which is increasingly demanded by our industry. Zenith now operates seven regional freight hubs and 14 home delivery centers in 13 states. We believe that our ownership of Zenith will not only enhance our own wholesale and retail distribution capabilities, but will provide additional growth opportunities as Zenith continues to expand its service to other customers.

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

At November 25, 2017, our BHF store network included 60 Company-owned stores and 30 licensee-owned stores. During fiscal 2017, we opened new stores in Garden City, New York; Culver City, California; King of Prussia, Pennsylvania; Wichita, Kansas; and Pittsburgh, Pennsylvania and completed the repositioning of our store in Scottsdale, Arizona. In addition, we acquired a store in Columbus, Ohio from a former licensee. We closed underperforming stores in Danbury, Connecticut and Catonsville, Maryland. We also closed our Las Vegas, Nevada store in preparation for repositioning that store to another location in the Las Vegas market in early 2018, and closed our Dallas, Texas and Cincinnati, Ohio stores at the completion of the lease terms. The Dallas, Texas store will be replaced by the Frisco, Texas store that is planned to open late in 2018. We are in active negotiations to secure a site at which we can replace the Cincinnati, Ohio store at an improved location. A new licensee store was opened in Kansas City, Missouri, and another licensee closed a store in Toronto, Canada.

We continue to execute our strategy of growing the Company through opening new stores, repositioning stores to improved locations within a market and closing underperforming stores. The following table shows planned store openings where leases have been executed:

		Size	Planned
Location	Type	Sq. Ft.	Opening
New Stores:
Chandler, AZ	Corporate	8,800	Q1 2018
Oklahoma City, OK	Corporate	9,700	Q1 2018
Summerlin, NV	Corporate	15,500	Q1 2018
El Paso, TX	Corporate	8,400	Q2 2018
La Jolla, CA	Licensed	10,000	Q3 2018
Daly City, CA	Licensed	9,000	Q3 2018
Coral Gables, FL	Corporate	10,000	Q3 2018
Frisco, TX	Corporate	15,000	Q4 2018

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

In 2018, Bassett will focus on its digital effort to improve the customers’ journey from the time they begin on our website to the final step of delivering the goods to their homes.  Today’s customers expect their digital experiences and communications to be personalized and highly-relevant, and catered to match their specific needs and preferences.  Bassett is laying the foundation to becoming more connected to its customers and to use the data and insights collected during the customer journey to create a more compelling customized customer experience. This year, the Company plans to invest in technology, including an order management system, and digital talent who can direct the strategy, planning and daily business direction and critical decision making required for building a competitive omnichannel retail business.

Analysis of Operations

Net sales revenue, cost of furniture and accessories sold, selling, general and administrative (“SG&A”) expense, new store pre-opening costs, other charges, and income from operations were as follows for the years ended November 25, 2017, November 26, 2016 and November 28, 2015:

							Change from Prior Year
							2017 vs 2016		2016 vs 2015
	2017		2016		2015		Dollars	Percent	Dollars	Percent
Sales Revenue:
Furniture and accessories	$398,097	88.0%	$377,196	87.3%	$387,405	89.9%	$20,901	5.5%	$(10,209)	-2.6%
Logistics	54,406	12.0%	54,842	12.7%	43,522	10.1%	(436)	-0.8%	11,320	26.0%
Total net sales revenue	452,503	100.0%	432,038	100.0%	430,927	100.0%	20,465	4.7%	1,111	0.3%

Cost of furniture and accessories sold	177,579	39.2%	167,519	38.8%	179,291	41.6%	10,060	6.0%	(11,772)	-6.6%
SG&A	245,493	54.3%	235,178	54.4%	224,050	52.0%	10,315	4.4%	11,128	5.0%
New store pre-opening costs	2,413	0.5%	1,148	0.3%	623	0.2%	1,265	110.2%	525	84.3%
Other charges	-	0.0%	-	0.0%	974	0.2%	-	NM	(974)	-100.0%

Income from operations	$27,018	6.0%	$28,193	6.5%	$25,989	6.0%	$(1,175)	-4.2%	$2,204	8.5%

Our consolidated net sales by segment were as follows:

				Change from Prior Year
				2017 vs 2016		2016 vs 2015
	2017	2016	2015	Dollars	Percent	Dollars	Percent
Net Sales
Wholesale	$249,193	$240,346	$252,180	$8,847	3.7%	$(11,834)	-4.7%
Retail	268,264	254,667	249,379	13,597	5.3%	5,288	2.1%
Logistical services	97,578	95,707	77,250	1,871	2.0%	18,457	23.9%
Inter-company eliminations:
Furniture and accessories	(119,360)	(117,817)	(114,154)	(1,543)	1.3%	(3,663)	3.2%
Logistical services	(43,172)	(40,865)	(33,728)	(2,307)	5.6%	(7,137)	21.2%
Consolidated	$452,503	$432,038	$430,927	$20,465	4.7%	$1,111	0.3%

Refer to the segment information which follows for a discussion of the significant factors and trends affecting our results of operations for fiscal 2017 and 2016 as compared with the prior year periods.

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

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Year Ended November 25, 2017
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$249,193	$268,264	$-	$(119,360	) (1)	$398,097
Logistics	-	-	97,578	(43,172	) (2)	54,406
Total sales revenue	249,193	268,264	97,578	(162,532)		452,503
Cost of furniture and accessories sold	164,028	132,463	-	(118,912	) (3)	177,579
SG&A expense	66,044	129,898	94,616	(45,065	) (4)	245,493
New store pre-opening costs	-	2,413	-	-		2,413
Income from operations	$19,121	$3,490	$2,962	$1,445		$27,018

	Year Ended November 26, 2016
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$240,346	$254,667	$-	$(117,817	) (1)	$377,196
Logistics	-	-	95,707	(40,865	) (2)	54,842
Total sales revenue	240,346	254,667	95,707	(158,682)		432,038
Cost of furniture and accessories sold	156,894	128,208	-	(117,583	) (3)	167,519
SG&A expense	64,780	120,978	92,196	(42,776	) (4)	235,178
New store pre-opening costs	-	1,148	-	-		1,148
Income from operations	$18,672	$4,333	$3,511	$1,677		$28,193

	Year Ended November 28, 2015
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$252,180	$249,379	$-	$(114,154	) (1)	$387,405
Logistics	-	-	77,250	(33,728	) (2)	43,522
Total sales revenue	252,180	249,379	77,250	(147,882)		430,927
Cost of furniture and accessories sold	168,842	124,376	-	(113,927	) (3)	179,291
SG&A expense	67,770	118,210	73,722	(35,652	) (4)	224,050
New store pre-opening costs	-	623	-	-		623
Income from operations (5)	$15,568	$6,170	$3,528	$1,697		$26,963

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

(4) Represents the elimination of rent paid by our retail stores occupying Company-owned real estate and logistical services expense incurred from Zenith by our retail and wholesale segments.

	Year Ended
	November 25,	November 26,	November 28,
	2017	2016	2015

Intercompany logistical services	$(43,172)	$(40,865)	$(33,728)
Intercompany rents	(1,893)	(1,911)	(1,924)
Total SG&A expense elimination	$(45,065)	$(42,776)	$(35,652)

(5) Excludes the effects of asset impairment charges, lease exit costs and management restructuring costs which are not allocated to our segments.

Wholesale Segment

Net sales, gross profit, SG&A expense and operating income from operations for our Wholesale Segment were as follows for the years ended November 25, 2017, November 26, 2016 and November 28, 2015:

							Change from Prior Year
							2017 vs 2016		2016 vs 2015
	2017		2016		2015		Dollars	Percent	Dollars	Percent

Net sales	$249,193	100.0%	$240,346	100.0%	$252,180	100.0%	$8,847	3.7%	$(11,834)	-4.7%
Gross profit	85,165	34.2%	83,452	34.7%	83,338	33.0%	1,713	2.1%	114	0.1%
SG&A	66,044	26.5%	64,780	27.0%	67,770	26.9%	1,264	2.0%	(2,990)	-4.4%
Income from operations	$19,121	7.7%	$18,672	7.8%	$15,568	6.2%	$449	2.4%	$3,104	19.9%

Wholesale shipments by category for the last three fiscal years are summarized below:

							Change from Prior Year
							2017 vs 2016		2016 vs 2015
	2017		2016		2015		Dollars	Percent	Dollars	Percent

Wood	$86,667	34.8%	$88,763	36.9%	$93,073	36.9%	$(2,096)	-2.4%	$(4,310)	-4.6%
Upholstery	158,894	63.8%	149,027	62.0%	156,768	62.2%	9,867	6.6%	(7,741)	-4.9%
Other	3,632	1.5%	2,556	1.1%	2,339	0.9%	1,076	42.1%	217	9.3%
Total	$249,193	100.0%	$240,346	100.0%	$252,180	100.0%	$8,847	3.7%	$(11,834)	-4.7%

Fiscal 2017 as Compared to Fiscal 2016

The sales increase in 2017 was driven by a 2.7% increase in furniture shipments to the BHF store network along with a 3.9% increase in furniture shipments to the open market (outside the BHF store network) as compared to the prior year period. A much smaller component of our wholesale revenues, shipments of wholesale accessories, increased 42% over the prior year period. The decrease in gross margins from fiscal 2016 was primarily due to the $1,428 settlement of the Polyurethane Foam Antitrust Litigation in 2016. Excluding the benefit of the settlement, the gross margin for fiscal 2016 would have been 34.1%. This increase was primarily due to improved margins in the domestic upholstery operations from favorable pricing strategies and improved manufacturing efficiencies. The decrease in SG&A as a percentage of sales compared with 2016 was primarily due to greater leverage of fixed costs from higher sales volumes, partially offset by increased spending on the website and digital strategy development.

Fiscal 2016 as Compared to Fiscal 2015

The sales decrease in 2016 was driven by a 13% decrease in open market shipments (outside the BHF network) while shipments to the BHF store network were essentially flat compared to the prior year. The decrease in sales to the open market was primarily due to lower sales of imported product primarily from the discontinuation of our relationship with a significant customer and loss of sales from the HGTV Home Collection brand, exited late in 2015. Gross margins for the wholesale segment increased to 34.7% for 2016 as compared to 33.1% for 2015. This increase is due in part to the $1,428 settlement of the Polyurethane Foam Antitrust Litigation in 2016. Excluding the effects of the legal settlement, the gross margin would have been 34.1%. This increase over 2015 was driven largely by higher margins in the imported wood operation from favorable ocean freight and lower impact from discounting, as we were exiting the open market HGTV Home Collection brand in 2015. SG&A for 2016 decreased in both dollars and as a percentage of sales primarily due to decreases in incentive compensation expenses and bad debt costs. The prior year period also included costs associated with the acquisition of Zenith.

Wholesale Backlog

The dollar value of our wholesale backlog, representing orders received but not yet delivered to dealers and Company stores as of November 25, 2017, November 26, 2016, and November 28, 2015 was as follows:

	2017	2016	2015

Year end wholesale backlog	$22,239	$22,130	$17,131

Retail Segment – Company Owned Stores

Net sales, gross profit, SG&A expense, new store pre-opening costs and operating income for our Retail Segment were as follows for the years ended November 25, 2017, November 26, 2016 and November 28, 2015:

									Change from Prior Year
	2017 vs 2016				2016 vs 2015				2017 vs 2016		2016 vs 2015
	2017		2016		2016		2015		Dollars	Percent	Dollars	Percent

Net sales	$268,264	100.0%	$254,667	100.0%	$254,667	100.0%	$249,379	100.0%	$13,597	5.3%	$5,288	2.1%
Gross profit	135,801	50.6%	126,459	49.7%	126,459	49.7%	125,003	50.1%	9,342	7.4%	1,456	1.2%
SG&A expense	129,898	48.4%	120,978	47.5%	120,978	47.5%	118,210	47.4%	8,920	7.4%	2,768	2.3%
New store pre-opening costs	2,413	0.9%	1,148	0.5%	1,148	0.5%	623	0.2%	1,265	110.2%	525	84.3%
Income from operations	$3,490	1.3%	$4,333	1.7%	$4,333	1.7%	$6,170	2.5%	$(843)	-19.5%	$(1,837)	NM

The following tables present operating results on a comparable store basis for each comparative set of periods. Table A compares the results of the 52 stores that were open and operating for all of 2017 and 2016. Table B compares the results of the 56 stores that were open and operating for all of 2016 and 2015.

Comparable Store Results:

									Change from Prior Year
	Table A: 2017 vs 2016 (52 Stores)				Table B: 2016 vs 2015 (56 Stores)				2017 vs 2016		2016 vs 2015
	2017		2016		2016		2015		Dollars	Percent	Dollars	Percent

Net sales	$233,823	100.0%	$229,530	100.0%	$243,062	100.0%	$239,713	100.0%	$4,293	1.9%	$3,349	1.4%
Gross profit	119,546	51.1%	115,103	50.1%	121,327	49.9%	120,535	50.3%	4,443	3.9%	792	0.7%
SG&A expense	112,428	48.1%	108,328	47.2%	114,097	46.9%	112,484	46.9%	4,100	3.8%	1,613	1.4%
Income from operations	$7,118	3.0%	$6,775	3.0%	$7,230	3.0%	$8,051	3.4%	$343	5.1%	$(821)	-10.2%

The following tables present operating results for all other stores which were not comparable year-over-year. Each table includes the results of stores that either opened or closed at some point during the 24 months of each comparative set of periods.

All Other (Non-Comparable) Store Results:

									Change from Prior Year
	2017 vs 2016 All Other Stores				2016 vs 2015 All Other Stores				2017 vs 2016		2016 vs 2015
	2017		2016		2016		2015		Dollars	Percent	Dollars	Percent

Net sales	$34,441	100.0%	$25,137	100.0%	$11,605	100.0%	$9,666	100.0%	$9,304	37.0%	$1,939	20.1%
Gross profit	16,255	47.2%	11,356	45.2%	5,132	44.2%	4,468	46.2%	4,899	43.1%	664	14.9%
SG&A expense	17,470	50.7%	12,650	50.3%	6,881	59.3%	5,726	59.2%	4,820	38.1%	1,155	20.2%
New store pre-opening costs	2,413	7.0%	1,148	4.6%	1,148	9.9%	623	6.4%	1,265	110.2%	525	84.3%
Loss from operations	$(3,628)	-10.5%	$(2,442)	-9.7%	$(2,897)	-25.0%	$(1,881)	-19.5%	$(1,186)	48.6%	$(1,016)	54.0%

Fiscal 2017 as Compared to Fiscal 2016

The 2017 increase in net sales for the 60 Company-owned BHF stores was comprised of a 1.9% increase in comparable store sales along with a $9,304 increase in non-comparable store sales.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 1.8% in fiscal 2017 over 2016.

The increase in comparable store gross margins over 2016 is primarily due to improved pricing strategies and product mix. The increase in comparable store SG&A as a percentage of sales was primarily due to a $500 legal settlement along with higher advertising expenses of $687 and occupancy costs of $481.

Increased losses from the non-comparable stores in fiscal 2017 included additional pre-opening costs associated with the Garden City, New York; Culver City, California; King of Prussia, Pennsylvania; Wichita, Kansas; and Pittsburgh, Pennsylvania stores which opened during fiscal 2017, and the new stores in Chandler, Arizona; Oklahoma City, Oklahoma; and Summerlin, Nevada which are expected to open during the first quarter of 2018. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $200 to $400 per store based on the overall rent costs for the location and the period between the time when the Company takes possession of the physical store space and the time of the store opening.

We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $400 to $600 per store. During fiscal 2017 we incurred $969 of post-opening losses associated with the five new stores which opened during the year. There were post-opening losses of $482 primarily associated with two new stores during fiscal 2016.

Pre- and post-opening losses for fiscal 2017 were partially offset by a gain of $1,220 from the sale of our retail store location in Las Vegas, Nevada. The repositioning of that store to a new location in Summerlin, Nevada is expected to be completed in early 2018.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Fiscal 2016 as Compared to Fiscal 2015

The 2016 increase in net sales for the 59 Company-owned BHF stores was comprised of a $3,349 or 1.4% increase in comparable store sales coupled with a $1,939 increase in non-comparable store sales.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 1.4% for fiscal 2016 as compared to 2015.

The slight decline in gross margins from 2015 was due primarily to increased discounting of clearance items in preparation for a significant product rollout for the Memorial Day holiday promotion. Also, Company-owned stores experienced increased clearance activity in reducing imported wood furniture placements to make room for more upholstery on the retail floors. SG&A expenses as a percentage of net sales were unchanged from 2015.

Losses from the non-comparable stores in fiscal 2016 included pre-opening costs primarily associated with the Sterling, Virginia and Hunt Valley, Maryland stores which opened at the end of the second and third quarters of 2016, respectively, along with three other stores that were expected to open during the first half of 2017. These costs include rent, training costs and other payroll-related costs specific to a new store location incurred during the period leading up to its opening and generally range between $200 to $400 per store based on the overall rent costs for the location and the period between the time when the Company takes possession of the physical store space and the time of the store opening. Also included in the non-comparable store loss for 2016 are losses arising from the closure of our stores in Tucson, Arizona; Egg Harbor, New Jersey and Fountain Valley, California and the post-opening losses of the Woodland Hills, California store which opened during the fourth quarter of 2015.

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

Retail Comparable Store Sales Increases

The following table provides year-over-year comparable store sales increases for the last three fiscal years:

	2017	2016	2015

Delivered	1.9%	1.4%	13.3%
Written	1.8%	1.4%	11.0%

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers as of November 25, 2017, November 26, 2016, and November 28, 2015, was as follows:

	2017	2016	2015

Year end retail backlog	$35,684	$32,788	$31,871
Retail backlog per open store	$595	$556	$531

Logistical Services Segment

Our logistical services segment was created with the acquisition of Zenith on February 2, 2015. Results for that segment since the date of acquisition during fiscal 2015 are as follows:

							Change from Prior Year
							2017 vs 2016		2016 vs 2015 (1)
	2017		2016		2015 (1)		Dollars	Percent	Dollars	Percent
Logistics revenue	$97,578	100.0%	$95,707	100.0%	$77,250	79.2%	$1,871	2.0%	$18,457	23.9%
Operating expenses	94,616	97.0%	92,196	96.3%	73,722	75.6%	2,420	2.6%	18,474	25.1%

Income from operations	$2,962	3.0%	$3,511	3.7%	$3,528	3.6%	$(549)	-15.6%	$(17)	-0.5%

(1) Results of operations for logistical services for fiscal 2015 include approximately 10 months of operations from the date of acquisition, February 2, 2015.

Fiscal 2017 as Compared to Fiscal 2016

Zenith’s revenue growth over 2016 was driven by increases in revenue from both Bassett and other non-Bassett customers which were partially offset by decreases from one significant non-Bassett customer. Increased operating costs as a percentage of revenue were partially attributable to increased costs in the home delivery operations primarily from the start-up of several new local distribution hubs. Operating costs for fiscal 2017 and 2016 include non-cash depreciation and amortization charges of $4,653 and $4,204, respectively.

Fiscal 2016 as Compared to Fiscal 2015

Zenith’s results for fiscal 2016 and fiscal 2015 are not comparable as the 2015 period only includes ten months of operations following the date of acquisition. Operating costs for fiscal 2016 and 2015 include non-cash depreciation and amortization charges of $4,204 and $2,634, respectively.

Other Items Affecting Net Income

Other items affecting net income for fiscal 2017, 2016 and 2015 are as follows:

	2017	2016	2015

Gain on sales of investments (1)	$4,221	$-	$-
Investment income (2)	318	296	228
Income from Continued Dumping & Subsidy Offset Act (3)	94	240	1,156
Remeasurement gain on acquisition of affiliate (4)	-	-	7,212
Income from unconsolidated affiliated company (5)	-	-	220
Retail real estate impairment charge (6)	(1,084)	-	(182)
Net periodic pension costs (7)	(1,049)	(910)	(716)
Cost of company-owned life insurance	(517)	(706)	(629)
Interest expense (8)	(234)	(552)	(607)
Other	(891)	(784)	(803)

Total other income (loss), net	$858	$(2,416)	$5,879

(1)	See Note 9 to the Consolidated Financial Statements for information related gains realized from the sale of two investments during fiscal 2017.
(2)

Investment income for fiscal 2017, 2016 and 2015 includes interest income arising from our short-term investments. See Note 4 to the Consolidated Financial Statements for additional information regarding our investments in certificates of deposit. Investment income for Fiscal 2017, 2016 and 2015 also includes gains of $29, $176 and $136, respectively, arising from the partial liquidation of our previously impaired investment in the Fortress Value Recovery Fund I, LLC, which was fully impaired during fiscal 2012.

(3)	See Note 16 to the Consolidated Financial Statements for information related to our income from the Continued Dumping and Subsidy Offset Act (“CDSOA”).
(4)

See Note 3 to the Consolidated Financial Statements for information related to our acquisition of Zenith and the recognition of a remeasurement gain on our pre-acquisition equity method investment in Zenith.

(5)	See Note 9 to the Consolidated Financial Statements for information related to our equity in the income of Zenith as an unconsolidated affiliate prior to our acquisition of Zenith.
(6)	See Note 2 to the Consolidated Financial Statements for information related to impairments of retail real estate during fiscal 2017 and 2015.
(7)

Represents the portion of net periodic pension costs not included in income from operations. See Note 11 to the Consolidated Financial Statements for additional information related to our defined benefit pension plans.

(8)

Our interest expense in fiscal 2017 has declined significantly from the previous two years as debt incurred or assumed with the 2015 acquisition of Zenith has largely been repaid. See Note 10 to the Consolidated Financial Statements for additional information regarding our outstanding debt at November 26, 2016.

Provision for Income taxes

We recorded an income tax provision of $9,620, $9,948 and $11,435 in fiscal 2017, 2016 and 2015, respectively. For fiscal 2017 and 2016, our effective tax rates of 34.5% and 38.6%, respectively, differ from the statutory rate of 35.0% primarily due to the effects of state income taxes and various permanent differences including the favorable impact of the Section 199 manufacturing deduction. For fiscal 2015, our effective tax rate of approximately 35.9% differs from the statutory rate of 35.0% primarily due to the effects of state income taxes, partially offset by a lower effective tax rate on the gain associated with our acquisition of Zenith arising from the remeasurement of our previous 49% equity method investment in Zenith. The reduction in the effective tax rate in fiscal 2017 from 2016 was primarily due to higher excess tax benefits from stock compensation recognized during fiscal 2017. The increase in the effective tax rate in fiscal 2016 from 2015 was primarily due to the benefit of deductible goodwill recognized in 2015 arising from the acquisition of Zenith. See Note 14 to the Consolidated Financial Statements for additional information regarding our income tax provision (benefit), as well as our net deferred tax assets and other matters.

We have net deferred tax assets of $8,393 as of November 25, 2017, which, upon utilization, are expected to reduce our cash outlays for income taxes in future years. On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%. This rate reduction is expected to have a significant impact on our provisions for income taxes for periods beginning after November 25, 2017, including a one-time impact resulting from the revaluation of our deferred tax assets and liabilities to reflect the new lower rate. While we have not yet determined the net amount of the revaluation, we expect that it will be a significant component of our income tax provision for the first quarter of fiscal 2018.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for fiscal 2017 was $36,384 compared to $39,062 for fiscal 2016, a decrease of $2,678. This decrease is primarily due to changes in working capital.

Our overall cash position increased by $18,805 during 2017. Offsetting the cash provided by operations, we used $6,135 of cash in investing activities, primarily consisting of $15,500 in capital expenditures associated with retail store relocations, retail store remodels, and in-process spending on new stores and expanding and upgrading our manufacturing capabilities, partially offset by proceeds from the sale of property and equipment of $4,474, primarily arising from the sale of our Las Vegas, Nevada retail store, and $5,546 in proceeds from the sale of other investments. Net cash used in financing activities was $11,444, including dividend payments of $7,725 and the annual $3,000 installment payment on our Zenith acquisition note payable. With cash and cash equivalents and short-term investments totaling $77,074 on hand at November 25, 2017, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Effective December 5, 2015, we entered into a new credit facility with our bank which provides for a line of credit of up to $15,000. This credit facility, which matures in December of 2018, is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the facility and expect to remain in compliance for the foreseeable future. At November 25, 2017, we had $2,249 outstanding under standby letters of credit against our line, leaving availability under our credit line of $12,751. In addition, we have outstanding standby letters of credit with another bank totaling $511.

At November 25, 2017 we have outstanding principal totaling $3,747, excluding discounts, under notes payable of which $3,418 matures within one year of the balance sheet date. See Note 10 to our consolidated financial statements for additional details regarding these notes, including collateral and future maturities. We expect to satisfy these obligations as they mature using cash flow from operations or our available cash on hand.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. We had obligations of $173,937 at November 25, 2017 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to three years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,743 at November 25, 2017. See Note 17 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

Dividends and Share Repurchases

During fiscal 2017, we declared four quarterly dividends totaling $4,508, or $0.42 per share, and one special dividend of $3,758, or $0.35 per share. Cash dividend payments to our shareholders during fiscal 2017 totaled $7,725. During fiscal 2017, repurchases of our stock under our share repurchase program were not significant. The approximate dollar value that may yet be purchased pursuant to our stock repurchase program as of November 25, 2017 was $11,453.

Capital Expenditures

We currently anticipate that total capital expenditures for fiscal 2018 will be approximately $25 to $30 million which will be used primarily for new stores and store remodeling in our retail segment and the purchase of transportation equipment for our logistical services segment. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the new stores, our rate of growth, our operating results and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events. We believe that our existing cash, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

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

	2018	2019	2020	2021	2022	Thereafter	Total
Post employment benefit obligations (1)	$1,074	$1,009	$957	$945	$1,301	$10,892	$16,178
Notes payable	3,418	329	-	-	-	-	3,747
Contractual advertising	3,375	3,560	-	-	-	-	6,935
Interest payable	89	9	-	-	-	-	98
Letters of credit	2,760	-	-	-	-	-	2,760
Operating leases (2)	29,552	27,643	25,136	20,926	17,907	52,773	173,937
Lease guarantees (3)	1,075	627	347	347	347	-	2,743
Other obligations & commitments	790	790	150	150	150	200	2,230
Purchase obligations (4)	-	-	-			-	-
Total	$42,133	$33,967	$26,590	$22,368	$19,705	$63,865	$208,628

(1)

Does not reflect a reduction for the impact of any company owned life insurance proceeds to be received. Currently, we have life insurance policies with net death benefits of $17,827 to provide funding for these obligations. See Note 11 to the Consolidated Financial Statements for more information.

(2)	Does not reflect a reduction for the impact of sublease income to be received. See Note 17 to the Consolidated Financial Statements for more information.
(3)	Lease guarantees relate to payments we would only be required to make in the event of default on the part of the guaranteed parties.
(4)

The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. At the end of fiscal year 2017, we had approximately $11,818 in open purchase orders, primarily for imported inventories, which are in the ordinary course of business.

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

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. During fiscal 2017, 2016 and 2015, there were no dealers for which these criteria were not met.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our accounts receivable reserves were $617 and $799 at November 25, 2017 and November 26, 2016, respectively, representing 3.0% and 4.2% of our gross accounts receivable balances at those dates, respectively. The allowance for doubtful accounts is based on a review of specifically identified customer accounts in addition to an overall aging analysis. We evaluate the collectibility of our receivables from our licensees and other customers on a quarterly basis based on factors such as their financial condition, our collateral position, potential future plans with licensees and other similar factors. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivable and is adjusted accordingly based on historical experience, current developments and present economic conditions and trends. Although actual losses have not differed materially from our previous estimates, future losses could differ from our current estimates. Unforeseen events such as a licensee or customer bankruptcy filing could have a material impact on our results of operations.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out method. The cost of imported inventories is determined on a first-in, first-out basis. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. Our reserves for excess and obsolete inventory were $1,895 and $1,350 at November 25, 2017 and November 26, 2016, respectively, representing 3.4% and 2.5%, respectively, of our inventories on a last-in, first-out basis. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, the goodwill impairment test consists of a two-step process, if necessary. However, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the two-step process. Based on our qualitative assessment as described above, we have concluded that our goodwill in the amount of $11,900 is not impaired as of November 25, 2017.

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

Other Intangible Assets – Intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or between annual tests when an impairment indicator exists. The recoverability of indefinite-lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss equal to the excess would be recorded. At November 25, 2017, our indefinite-lived intangible assets other than goodwill consist of trade names acquired in the acquisition of Zenith and have a carrying value of $2,490.

Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We estimate the useful lives of our intangible assets and ratably amortize the value over the estimated useful lives of those assets. If the estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives or, if an asset is deemed to be impaired, a write-down of the value of the asset may be required at such time. At November 25, 2017 our definite-lived intangible assets consist of customer relationships and customized technology applications acquired in the acquisition of Zenith with a total carrying value of $2,961.

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

Recent Developments – Acquisition of Lane Venture

On December 21, 2017, we purchased certain operating assets and assumed certain liabilities of Lane Venture from Heritage Home Group, LLC for $15,556 in cash. Lane Venture is a manufacturer and distributor of premium outdoor furniture, and will be operated as a component of our wholesale segment. See Note 22 to the Consolidated Financial Statements.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $1,758 and $2,969 at November 25, 2017 and November 26, 2016, respectively, for stores formerly operated by licensees as well as our holdings of $22,817 and $26,454 at November 25, 2017 and November 26, 2016, respectively, for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $2,743 and $1,868 which we have guaranteed on behalf of licensees as of November 25, 2017 and November 26, 2016, respectively, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

			Net Book
	Number of	Aggregate	Value
	Locations	Square Footage	(in thousands)

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	10	250,070	$22,817

Investment real estate leased to others	2	41,021	1,758

Total Company investment in retail real estate	12	291,091	$24,575

(1)	Includes two properties encumbered under mortgages totaling $747 at November 25, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Bassett Furniture Industries, Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated and Subsidiaries as of November 25, 2017 and November 26, 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended November 25, 2017. Our audits also included Financial Statement Schedule II - Analysis of Valuation and Qualifying Accounts for each of the three years in the period ended November 25, 2017. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bassett Furniture Industries, Incorporated and Subsidiaries at November 25, 2017 and November 26, 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 25, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bassett Furniture Industries, Incorporated and Subsidiaries’ internal control over financial reporting as of November 25, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 18, 2018 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

January 18, 2018

Consolidated Balance Sheets

Bassett Furniture Industries, Incorporated and Subsidiaries

November 25, 2017 and November 26, 2016

(In thousands, except share and per share data)

	2017	2016
Assets
Current assets
Cash and cash equivalents	$53,949	$35,144
Short-term investments	23,125	23,125
Accounts receivable, net of allowance for doubtful accounts of $617 and $799 as of November 25, 2017 and November 26, 2016, respectively	19,640	18,358
Inventories	54,476	53,215
Other current assets	8,192	10,727
Total current assets	159,382	140,569

Property and equipment, net	103,244	104,655

Other long-term assets
Deferred income taxes, net	8,393	8,071
Goodwill and other intangible assets	17,351	17,360
Other	5,378	7,612
Total other long-term assets	31,122	33,043
Total assets	$293,748	$278,267

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,760	$21,281
Accrued compensation and benefits	14,670	13,602
Customer deposits	27,107	25,181
Dividends payable	3,759	3,218
Current portion of long-term debt	3,405	3,290
Other accrued liabilities	12,655	10,441
Total current liabilities	83,356	77,013

Long-term liabilities
Post employment benefit obligations	13,326	12,760
Notes payable	329	3,821
Other long-term liabilities	5,277	3,968
Total long-term liabilities	18,932	20,549

Commitments and Contingencies

Stockholders’ equity
Common stock, $5 par value; 50,000,000 shares authorized; issued and outstanding 10,737,952 at November 25, 2017 and 10,722,947 at November 26, 2016	53,690	53,615
Retained earnings	139,378	129,388
Additional paid-in-capital	962	255
Accumulated other comprehensive loss	(2,570)	(2,553)
Total stockholders' equity	191,460	180,705
Total liabilities and stockholders’ equity	$293,748	$278,267

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Income

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 25, 2017, November 26, 2016, and November 28, 2015

(In thousands, except per share data)

	2017	2016	2015

Sales revenue:
Furniture and accessories	$398,097	$377,196	$387,405
Logistics	54,406	54,842	43,522
Total sales revenue	452,503	432,038	430,927

Cost of furniture and accessories sold	177,579	167,519	179,291

Selling, general and administrative expenses excluding new store pre-opening costs	245,493	235,178	224,050
New store pre-opening costs	2,413	1,148	623
Lease exit costs	-	-	419
Asset impairment charges	-	-	106
Management restructuring costs	-	-	449

Income from operations	27,018	28,193	25,989

Gain on sale of investments	4,221	-	-
Remeasurement gain on acquisition of affiliate	-	-	7,212
Income from Continued Dumping & Subsidy Offset Act	94	240	1,156
Income from unconsolidated affiliated company	-	-	220
Interest expense	(234)	(552)	(607)
Impairment of investment in real estate	(1,084)	-	(182)
Other loss, net	(2,139)	(2,104)	(1,920)

Income before income taxes	27,876	25,777	31,868

Income tax expense	9,620	9,948	11,435

Net income	$18,256	$15,829	$20,433

Net income per share

Basic income per share	$1.71	$1.47	$1.91

Diluted income per share	$1.70	$1.46	$1.88

Dividends per share
Regular dividends	$0.42	$0.38	$0.34
Special dividend	$0.35	$0.30	$0.20

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 25, 2017, November 26, 2016, and November 28, 2015

(In thousands)

	2017	2016	2015

Net income	$18,256	$15,829	$20,433
Other comprehensive income (loss):
Recognize prior service cost associated with Long Term Cash Awards (LTCA)	(932)	-	-
Amortization associated with LTCA	73	-	-
Income taxes related to LTCA	331	-	-
Actuarial adjustment to supplemental executive retirement defined benefit plan (SERP)	448	(165)	(1,372)
Amortization associated with SERP	374	366	237
Income taxes related to SERP	(311)	(76)	431

Other comprehensive income (loss), net of tax	(17)	125	(704)

Total comprehensive income	$18,239	$15,954	$19,729

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 25, 2017, November 26, 2016, and November 28, 2015

(In thousands)

	2017	2016	2015
Operating activities:
Net income	$18,256	$15,829	$20,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,312	12,249	10,137
Equity in undistributed income of investments and unconsolidated affiliated companies	-	-	(220)
Non-cash asset impairment charges	-	-	106
Non-cash portion of lease exit costs	-	-	419
Gain on sale of investments	(4,221)	-	-
Remeasurement gain on acquisition of affiliate	-	-	(7,212)
Net (gain) loss on sales of property and equipment	(1,190)	(128)	334
Tenant improvement allowances received from lessors	1,643	914	1,283
Collateral deposited with insurance carrier	-	(300)	-
Impairment charges on retail real estate	1,084	-	182
Deferred income taxes	(302)	5,324	1,930
Other, net	1,345	1,183	1,566
Changes in operating assets and liabilities
Accounts receivable	(1,225)	3,228	(2,354)
Inventories	(918)	6,681	(2,624)
Other current and long-term assets	2,536	(3,629)	1,494
Customer deposits	1,926	1,182	1,796
Accounts payable and accrued liabilities	4,138	(3,471)	7,126
Net cash provided by operating activities	36,384	39,062	34,396

Investing activities:
Purchases of property and equipment	(15,500)	(21,501)	(13,974)
Proceeds from sales of property and equipment	4,474	667	2,981
Cash paid for business acquisitions, net of cash acquired	(655)	-	(7,323)
Capital contribution to affiliate	-	-	(1,345)
Proceeds from sales of investments	5,546	-	-
Net cash used in investing activities	(6,135)	(20,834)	(19,661)

Financing activities:
Cash dividends	(7,725)	(6,311)	(5,786)
Proceeds from exercise of stock options	310	114	4,031
Issuance of common stock	168	182	325
Repurchases of common stock	(83)	(6,393)	(2,071)
Taxes paid related to net share settlement of equity awards	(641)	(77)	(178)
Proceeds from equipment loan	-	7,384	1,307
Payments on notes and equipment loans	(3,473)	(14,251)	(2,768)
Net cash used in financing activities	(11,444)	(19,352)	(5,140)
Change in cash and cash equivalents	18,805	(1,124)	9,595
Cash and cash equivalents - beginning of year	35,144	36,268	26,673
	.	.	.
Cash and cash equivalents - end of year	$53,949	$35,144	$36,268

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 25, 2017, November 26, 2016, and November 28, 2015

(In thousands, except share and per share data)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income (loss)	Total

Balance, November 29, 2014	10,493,393	$52,467	$-	$106,339	$(1,974)	$156,832

Comprehensive income
Net income	-	-	-	20,433	-	20,433
Actuarial adjustment to SERP, net of tax	-	-	-	-	(704)	(704)
Regular dividends ($0.34 per share)	-	-	-	(3,684)	-	(3,684)
Special dividend ($0.20 per share)	-	-	-	(2,184)	-	(2,184)
Issuance of common stock	503,814	2,519	3,511	-	-	6,030
Purchase and retirement of common stock	(81,186)	(406)	(1,843)		-	(2,249)
Stock-based compensation	-	-	894	-	-	894
Excess tax benefits from
Stock-based compensation	-	-	1,998	-	-	1,998

Balance, November 28, 2015	10,916,021	54,580	4,560	120,904	(2,678)	177,366

Comprehensive income
Net income	-	-	-	15,829	-	15,829
Actuarial adjustment to SERP, net of tax	-	-	-	-	125	125
Regular dividends ($0.38 per share)	-	-	-	(4,127)	-	(4,127)
Special dividend ($0.30 per share)	-	-	-	(3,218)	-	(3,218)
Issuance of common stock	64,316	322	(25)	-	-	297
Purchase and retirement of common stock	(257,390)	(1,287)	(5,183)		-	(6,470)
Stock-based compensation	-	-	903	-	-	903

Balance, November 26, 2016	10,722,947	53,615	255	129,388	(2,553)	180,705

Comprehensive income
Net income	-	-	-	18,256	-	18,256
Prior service cost of LTCA, net of tax	-	-	-	-	(528)	(528)
Actuarial adjustment to SERP, net of tax	-	-	-	-	511	511
Regular dividends ($0.42 per share)	-	-	-	(4,508)	-	(4,508)
Special dividend ($0.35 per share)	-	-	-	(3,758)	-	(3,758)
Issuance of common stock	39,313	197	281	-	-	478
Purchase and retirement of common stock	(24,310)	(122)	(602)	-	-	(724)
Stock-based compensation	-	-	1,028	-	-	1,028

Balance, November 25, 2017	10,737,950	$53,690	$962	$139,378	$(2,570)	$191,460

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1.	Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, the “Company”) based in Bassett, Virginia, is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s full range of furniture products and accessories, designed to provide quality, style and value, are sold through an exclusive nation-wide network of 90 retail stores known as Bassett Home Furnishings (referred to as “BHF”). Of the 90 stores, the Company owns and operates 60 stores (“Company-owned retail stores”) with the other 30 being independently owned (“licensee operated”). We also distribute our products through other multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants.

We sourced approximately 27% of our wholesale products from various countries, with the remaining volume produced at our four domestic manufacturing facilities.

Zenith Acquisition

Prior to February 2, 2015 we held a 49% interest in Zenith Freight Lines, LLC (“Zenith”) for which we used the equity method of accounting. On February 2, 2015 we acquired the remaining 51% ownership interest (see Note 3, Business Combinations). Zenith provides over-the-road transportation of furniture, operates regional freight terminals, warehouse and distribution facilities in 13 states, and manages various home delivery facilities that service BHF stores and other clients in local markets around the United States. With the acquisition of Zenith, we established our logistical services operating segment.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our fiscal year ends on the last Saturday in November, which periodically results in a 53-week year.   Fiscal 2017, 2016 and 2015 each contained 52 weeks. The Consolidated Financial Statements include the accounts of Bassett Furniture Industries, Incorporated and our majority-owned subsidiaries in which we have a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation. Accordingly, the results of Zenith have been consolidated with our results since the date of the acquisition. Sales of logistical services from Zenith to our wholesale and retail segments have been eliminated, and Zenith’s operating costs and expenses since the date of acquisition are included in selling, general and administrative expenses in our condensed consolidated statements of net income. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2017, 2016 and 2015 are to Bassett's fiscal year ended November 25, 2017, November 26, 2016 and November 28, 2015, respectively. References to the “ASC” included hereinafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board as the source of authoritative GAAP.

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

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. SAB 104 further asserts that if collectability of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. During fiscal 2017, 2016 and 2015, there were no sales for which these criteria were not met.

Cash Equivalents and Short-Term Investments

The Company considers cash on hand, demand deposits in banks and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Our short-term investments consist of certificates of deposit that have original maturities of twelve months or less but greater than three months.

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

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable and financial guarantees subject us to credit risk partially due to the concentration of amounts due from and guaranteed on behalf of independent licensee customers. At November 25, 2017 and November 26, 2016, our aggregate exposure from receivables and guarantees related to customers consisted of the following:

	2017	2016
Accounts receivable, net of allowances (Note 5)	$19,640	$18,358
Contingent obligations under lease and loan guarantees, less amounts recognized (Note 17)	2,717	1,865
Total credit risk exposure related to customers	$22,357	$20,223

At November 25, 2017, approximately 29% of the aggregate risk exposure, net of reserves, shown above was attributable to five customers. At November 26, 2015, approximately 30% of the aggregate risk exposure, net of reserves, shown above was attributable to four customers. In fiscal 2017, 2016 and 2015, no customer accounted for more than 10% of total consolidated net sales. However, one customer accounted for approximately 33%, 36% and 26% of our consolidated revenue from logistical services during 2017, 2016 and 2015, respectively.

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $2,288, $3,607, and $4,516 in fiscal 2017, 2016, and 2015, respectively. All of our export sales are invoiced and settled in U.S. dollars.

Inventories

Inventories (retail merchandise, finished goods, work in process and raw materials) are stated at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the last-in, first-out (“LIFO”) method because we believe this methodology provides better matching of revenue and expenses. The cost of imported inventories is determined on a first-in, first-out (“FIFO”) basis. Inventories accounted for under the LIFO method represented 54% and 53% of total inventory before reserves at November 25, 2017 and November 26, 2016, respectively. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

Retail Real Estate

Retail real estate is comprised of owned and leased properties which have in the past been utilized by licensee operated BHF stores and are now leased or subleased to non-licensee tenants. The net book value of our retail real estate at November 25, 2017 and November 26, 2016 was $1,758 and $2,969, respectively, and is included in other long-term assets in our consolidated balance sheets. This real estate is stated at cost less accumulated depreciation and is depreciated over the useful lives of the respective assets utilizing the straight line method. Buildings and improvements are generally depreciated over a period of 10 to 39 years. Leasehold improvements are amortized based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter. Depreciation expense was $127, $152, and $184 in fiscal 2017, 2016, and 2015, respectively, and is included in other loss, net, in our consolidated statements of income.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

The net book value of our retail real estate at November 25, 2017 consisted of one property located near Charleston, South Carolina which is fully occupied by a tenant under a long term lease. We also own a building in Chesterfield County, Virginia that was formerly leased to a licensee for the operation of a BHF store. The building is subject to a ground lease that expires in 2020, but which has additional renewal options. Since 2012, we have leased the building to another party who is, as of recently, paying less than the full amount of the lease obligation, resulting in rental income insufficient to cover our ground lease obligation. Efforts to sell our interest in the building have been unsuccessful so far. We have also concluded that absent a significant cash investment in the building the likelihood of locating another tenant for the building at a rent that would provide positive cash flow in excess of the ground lease expense is remote. In addition, we obtained an appraisal during the second quarter of fiscal 2017 which indicated that the value of the building had significantly decreased and was now minimal. Given these circumstances, we concluded in the second quarter that we are unlikely to renew the ground lease in 2020 and would therefore likely vacate the property at that time. Consequently, we recorded a non-cash impairment charge of $1,084 during fiscal 2017 to write off the value of the building.

During the year ended November 28, 2015 we closed on the sale of our retail real estate investment property located in Sugarland, Texas and received cash in the amount of $2,835. During fiscal 2015 we recognized a non-cash charge of $182 to write down the carrying value of the Sugarland real estate to the selling price.

The fiscal 2015 sales proceeds described above are included in proceeds from sales of property and equipment in the accompanying consolidated statements of cash flows. The fiscal 2017 and 2015 impairment charges described above are included in other loss, net, in our consolidated statements of income.

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

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, the goodwill impairment test consists of a two-step process, if necessary. However, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the two-step process. Based on our qualitative assessment as described above, we have concluded that our goodwill is not impaired as of November 25, 2017.

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

Income Taxes

We account for income taxes under the liability method which requires that we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 22.

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

We evaluate our deferred income tax assets to determine if valuation allowances are required or should be adjusted. A valuation allowance is established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. See Note 14.

New Store Pre-Opening Costs

Income from operations for fiscal 2017, 2016 and 2015 includes new store pre-opening costs of $2,413, $1,148 and $623, respectively. Such costs consist of expenses incurred at the new store location during the period prior to its opening and include, among other things, facility occupancy costs such as rent and utilities and local store personnel costs related to pre-opening activities including training. New store pre-opening costs do not include costs which are capitalized in accordance with our property and equipment capitalization policies, such as leasehold improvements and store fixtures and equipment. Such capitalized costs associated with new stores are depreciated commencing with the opening of the store. There are no pre-opening costs associated with stores acquired from licensees, as such locations were already in operation at the time of their acquisition.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Shipping and Handling Costs

Costs incurred to deliver wholesale merchandise to customers are recorded in selling, general and administrative expense and totaled $18,514, $18,451, and $18,624 for fiscal 2017, 2016 and 2015, respectively. Costs incurred to deliver retail merchandise to customers are also recorded in selling, general and administrative expense and totaled $17,451, $15,946, and $15,383 for fiscal 2017, 2016 and 2015, respectively.

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred and are included in selling, general and administrative expenses. Advertising costs totaled $18,834, $16,688, and $16,228 in fiscal 2017, 2016, and 2015, respectively.

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

Supplemental Cash Flow Information

In connection with our acquisition of Zenith, non-cash financing activities during fiscal 2015 included the issuance of 89,485 shares of our common stock valued at $1,675, and the issuance of a note payable with a discounted fair value of $8,436. See Note 3 for additional information regarding the fair value of the consideration given for the acquisition of Zenith. There were no material non-cash investing or financing activities during fiscal 2017 or 2016.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under existing GAAP, an entity is required to present all components of net periodic pension cost and net periodic postretirement benefit cost aggregated as a net amount in the income statement, and this net amount may be capitalized as part of an asset where appropriate. The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period, and requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments in ASU 2017-07 shall be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. Early adoption is permitted, and we have elected to adopt the amendments in ASU 2017-07 effective as of the beginning of our 2017 fiscal year. The adoption of this guidance did not have a material impact upon our financial condition or results of operations.

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

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

3.	Business Combinations

Licensee Store Acquisition

During the first quarter of fiscal 2017, we acquired the operations of the Bassett Home Furnishings (“BHF”) store located in Columbus, Ohio for a purchase price of $655. The store had been owned and operated by a licensee that had determined that continued ownership of a BHF store was no longer consistent with its future business objectives. We believe that Columbus, Ohio represents a viable market for a BHF store.

The purchase price was allocated as follows:

Inventory	$343
Goodwill	312

Purchase price	$655

The inputs into our valuation of the acquired assets reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 inputs as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. See Note 4.

The pro forma impact of the acquisition and the results of operations for the Columbus store since acquisition are not material to our consolidated results of operations for the year ended November 25, 2017.

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

The revenue and pre-tax profit of Zenith that is included in our consolidated statements of income for the years ended November 25, 2017, November 26, 2016 and November 28, 2015 is as follows:

	2017	2016	2015 (1)

Zenith revenue (2)	$54,406	$54,842	$43,522
Zenith pre-tax income	$2,972	$3,313	$3,379

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

Investments

Our short-term investments of $23,125 at both November 25, 2017 and November 26, 2016 consisted of certificates of deposit (CDs) with original terms of six to twelve months, bearing interest at rates ranging from 0.10% to 1.50%. At November 25, 2017, the weighted average remaining time to maturity of the CDs was approximately five months and the weighted average yield of the CDs was approximately 1.18%. Each CD is placed with a federally insured financial institution and all deposits are within Federal deposit insurance limits. As the CDs mature, we expect to reinvest them in CDs of similar maturities of up to one year. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at November 25, 2017 and November 26, 2016 approximates their fair value.

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

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

5. Accounts Receivable

Accounts receivable consists of the following:

	November 25, 2017	November 26, 2016
Gross accounts receivable	$20,257	$19,157
Allowance for doubtful accounts	(617)	(799)
Net accounts receivable	$19,640	$18,358

Activity in the allowance for doubtful accounts was as follows:

	2017	2016

Balance, beginning of the year	$799	$1,175
Reductions to allowance, net	(182)	(376)
Balance, end of the year	$617	$799

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 4.

6. Inventories

Inventories consist of the following:

	November 25, 2017	November 26, 2016
Wholesale finished goods	$26,145	$24,392
Work in process	388	369
Raw materials and supplies	11,808	11,343
Retail merchandise	26,173	26,265
Total inventories on first-in, first-out method	64,514	62,369
LIFO adjustment	(8,143)	(7,804)
Reserve for excess and obsolete inventory	(1,895)	(1,350)
	$54,476	$53,215

We source a significant amount of our wholesale product from other countries. During 2017, 2016 and 2015, purchases from our two largest vendors located in Vietnam and China were $21,977, $19,128 and $25,190 respectively.

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

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance at November 28, 2015	$1,087	$310	$1,397
Additions charged to expense	1,994	475	2,469
Write-offs	(2,020)	(496)	(2,516)
Balance at November 26, 2016	1,061	289	1,350
Additions charged to expense	1,757	475	2,232
Write-offs	(1,200)	(487)	(1,687)
Balance at November 25, 2017	$1,618	$277	$1,895

7. Property and Equipment

Property and equipment consist of the following:

	November 25, 2017	November 26, 2016
Land	$10,908	$12,311
Buildings and leasehold improvements	117,185	109,728
Machinery and equipment	102,619	99,067
Property and equipment at cost	230,712	221,106
Less accumulated depreciation	(127,468)	(116,451)
Property and equipment, net	$103,244	$104,655

The net book value of our property and equipment by reportable segment is a follows:

	November 25, 2017	November 26, 2016
Wholesale	$25,277	$22,984
Retail - Company-owned stores	57,539	59,347
Logistical Services	20,428	22,324
Total property and equipment, net	$103,244	$104,655

Depreciation expense associated with the property and equipment shown above was included in income from operations in our consolidated statements of income as follows:

	2017	2016	2015

Cost of goods sold (wholesale segment)	$989	$748	$599
Selling, general and adminstrative expenses:
Wholesale segment	1,531	1,154	1,291
Retail segment	6,736	6,612	5,970
Logistical services segment	4,331	3,882	2,366
Total included in selling, general and adminstrative expenses	12,598	11,648	9,627
Total depreciation expense included in income from operations	$13,587	$12,396	$10,226

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	November 25, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$3,038	$(574)	$2,464
Technology - customized applications	834	(337)	497

Total intangible assets subject to amortization	3,872	(911)	2,961

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,900	-	11,900

Total goodwill and other intangible assets	$18,262	$(911)	$17,351

	November 26, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$3,038	$(371)	$2,667
Technology - customized applications	834	(219)	615

Total intangible assets subject to amortization	3,872	(590)	3,282

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,588	-	11,588

Total goodwill and other intangible assets	$17,950	$(590)	$17,360

Changes in the carrying amounts of goodwill by reportable segment were as follows:

	Wholesale	Retail	Logistics	Total

Balance as of November 28, 2015	$4,839	$1,820	$4,929	$11,588
Changes during fiscal 2016 (none)	-	-	-	-

Balance as of November 26, 2016	4,839	1,820	4,929	11,588
Goodwill arising from store acquisition (Note 3)	206	106	-	312

Balance as of November 25, 2017	$5,045	$1,926	$4,929	$11,900

There were no accumulated impairment losses on goodwill as of November 25, 2017, November 26, 2016 or November 28, 2015.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Amortization expense associated with intangible assets during fiscal 2017, 2016 and 2015 was $322, $322 and $268, respectively and is included in selling, general and administrative expense in our consolidated statement of income. All expense arising from the amortization of intangible assets is associated with our logistical services segment. Estimated future amortization expense for intangible assets that exist at November 25, 2017 is as follows:

Fiscal 2018	$322
Fiscal 2019	322
Fiscal 2020	322
Fiscal 2021	322
Fiscal 2022	223
Thereafter	1,450

Total	$2,961

9. Unconsolidated Affiliated Companies

Zenith Freight Lines, LLC

Prior to February 2, 2015 we owned 49% of Zenith and accounted for our investment under the equity method. The balance of our investment in Zenith was $9,480 on the date of acquisition. See Note 3 regarding the remeasurement of this carrying value to fair value in connection with the acquisition and the resulting gain. During fiscal 2015 we recorded income representing our equity in the earnings of Zenith prior to acquisition in the amount of $220. Prior to the acquisition, we paid Zenith approximately $6,863 for freight expense and logistical services in fiscal 2015.

International Market Centers, L.P.

In connection with the sale of our interest in International Home Furnishings Center, Inc. on May 2, 2011, we acquired a minority interest in International Market Centers, L.P. (“IMC”) in exchange for $1,000. Our investment in IMC was included in other long-term assets in our consolidated balance sheet as of November 26, 2016 and was accounted for using the cost method as we did not have significant influence over IMC. During fiscal 2017 IMC was sold resulting in the redemption of our entire interest for total proceeds of $1,954 resulting in a gain of $954 which is included in gain on sale of investments in our consolidated statement of income.

Other

In 1985, we acquired a minority interest in a privately-held, start-up provider of property and casualty insurance for $325. We have accounted for this investment on the cost method and it was included in other long-term assets in our consolidated balance sheet as of November 26, 2016. During fiscal 2017 we sold our entire interest for $3,592 in cash, resulting in a gain of $3,267 which is included in gain on sale of investments in our consolidated statement of income.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

10. Notes Payable and Bank Credit Facility

Our notes payable consist of the following:

	November 25, 2017
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$3,000	$(13)	$2,987
Real estate notes payable	747	-	747

Total debt	3,747	(13)	3,734
Less current portion	(3,418)	13	(3,405)

Total long-term debt	$329	$-	$329

	November 26, 2016
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$6,000	$(108)	$5,892
Real estate notes payable	1,219	-	1,219

Total debt	7,219	(108)	7,111
Less current portion	(3,385)	95	(3,290)

Total long-term debt	$3,834	$(13)	$3,821

The future maturities of our notes payable are as follows:

Fiscal 2018	$3,418
Fiscal 2019	329
$3,747

Zenith Acquisition Note Payable

As part of the consideration given for our acquisition of Zenith on February 2, 2015, we issued an unsecured note payable to the former owner in the amount of $9,000, payable in three annual installments of $3,000 due on each anniversary of the note, the first installment having been paid on February 2, 2016. Interest is payable annually at the one year LIBOR rate. The note was recorded at its fair value in connection with the acquisition resulting in a debt discount that is amortized to the principal amount through the recognition of non-cash interest expense over the term of the note. Interest expense resulting from the amortization of the discount was $95, $204 and $252 for fiscal 2017, 2016 and 2015, respectively. The current portion of the note due within one year, including unamortized discount, was $2,987 and $2,904 at November 25, 2017 and November 26, 2016, respectively.

Real Estate Notes Payable

Two of our retail real estate properties have been financed through commercial mortgages with interest rates of 6.73%. These mortgages are collateralized by the respective properties with net book values totaling approximately $5,727 and $5,858 at November 25, 2017 and November 26, 2016, respectively. The total balance outstanding under these mortgages was $747 and $1,219 at November 25, 2017 and November 26, 2016, respectively. The current portion of these mortgages due within one year was $418 and $385 as of November 25, 2017 and November 26, 2016, respectively.

Fair Value

We believe that the carrying amount of our notes payable approximates fair value at both November 25, 2017 and November 26, 2016. In estimating the fair value, we utilize current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 4.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Bank Credit Facility

Effective December 5, 2015, we entered into a new credit facility with our bank which provides for a line of credit of up to $15,000. This credit facility, which matures in December of 2018, is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the facility and expect to remain in compliance for the foreseeable future.

We have $2,249 outstanding under standby letters of credit against our line, leaving availability under our credit line of $12,751. In addition, we have outstanding standby letters of credit with another bank totaling $511.

Total interest paid during fiscal 2017, 2016 and 2015 was $139, $353 and $277, respectively.

11. Post-Employment Benefit Obligations

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

The Plan is an account-based plan under which (i) participants may defer voluntarily the payment of current compensation to future years (“participant deferrals”) and (ii) the Company may make annual awards to participants payable in future years (“Company contributions”). The Plan permits each participant to defer up to 75% of base salary and up to 100% of any incentive compensation or other bonus, which amounts would be credited to a deferral account established for the participant. Such deferrals will be fully vested at the time of the deferral. Participant deferrals will be indexed to one or more deemed investment alternatives chosen by the participant from a range of alternatives made available under the Plan. Each participant’s account will be adjusted to reflect gains and losses based on the performance of the selected investment alternatives. A participant may receive distributions from the Plan: (1) upon separation from service, in either a lump sum or annual installment payments over up to a 15 year period, as elected by the participant, (2) upon death or disability, in a lump sum, or (3) on a date or dates specified by the participant (“scheduled distributions”) with such scheduled payments made in either a lump sum or substantially equal annual installments over a period of up to five years, as elected by the participant. Participant contributions commenced during the third quarter of fiscal 2017. Company contributions will vest in full (1) on the third anniversary of the date such amounts are credited to the participant’s account, (2) the date that the participant reaches age 63 or (3) upon death or disability. Company contributions are subject to the same rules described above regarding the crediting of gains or losses from deemed investments and the timing of distributions. The Company plans to make a contribution to the Plan effective February 1, 2018. Expense associated with the planned Company contribution was $55 for the year ended November 25, 2017.

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

During fiscal 2017, we invested $431 in life insurance policies covering all participants in the Plan. At November 25, 2017, these policies have a net death benefit of $14,998 for which the Company is the sole beneficiary. These policies are intended to provide a source of funds to meet the obligations arising from the deferred compensation and LTC Awards under the Plan, and serve as an economic hedge of the financial impact of changes in the liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of the Company’s insolvency.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Supplemental Retirement Income Plan

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. Upon retirement, the Supplemental Plan provides for lifetime monthly payments in an amount equal to 65% of the participant’s final average compensation as defined in the Supplemental Plan, which is reduced by certain social security benefits to be received and other benefits provided by us. The Supplemental Plan also provides a death benefit that is calculated as (a) prior to retirement death, which pays the beneficiary 50% of final average annual compensation for a period of 120 months, or (b) post-retirement death, which pays the beneficiary 200% of final average compensation in a single payment. We own life insurance policies on these executives with a current net death benefit of $2,829 at November 25, 2017 and we expect to substantially fund this death benefit through the proceeds received upon the death of the executive. Funding for the remaining cash flows is expected to be provided through operations. There are no benefits payable as a result of a termination of employment for any reason other than death or retirement, other than a change of control provision which provides for the immediate vesting and payment of the retirement benefit under the Supplemental Plan in the event of an employment termination resulting from a change of control.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Aggregated summarized information for the Supplemental Plan and the LTC Awards, measured as of the end of each year presented, is as follows:

	2017	2016
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$11,863	$11,678
Service cost	1,117	146
Interest cost	449	423
Actuarial (gains) losses	(447)	165
Benefits paid	(660)	(549)
Projected benefit obligation at end of year	$12,322	$11,863

Accumulated Benefit Obligation	$11,531	$11,138

Discount rate used to value the ending benefit obligations:	3.50%	3.75%

Amounts recognized in the consolidated balance sheet:
Current liabilities	$778	$776
Noncurrent liabilities	11,544	11,087
Total amounts recognized	$12,322	$11,863
Amounts recognized in accumulated other comprehensive income:
Transition obligation	$42	$85
Prior service cost	858	-
Actuarial loss	3,286	4,065
Net amount recognized	$4,186	$4,150

Total recognized in net periodic benefit cost and accumulated other comprehensive income:	$1,119	$734

	2017	2016	2015

Components of Net Periodic Pension Cost:
Service cost	$186	$146	$105
Interest cost	449	423	374
Amortization of transition obligation	42	42	42
Amortization of prior service cost	73	-	-
Amortization of other loss	332	323	195

Net periodic pension cost	$1,082	$934	$716

Assumptions used to determine net periodic pension cost:
Discount rate	3.75%	3.75%	3.75%
Increase in future compensation levels	3.00%	3.00%	3.00%

Estimated Future Benefit Payments (with mortality):
Fiscal 2018	778
Fiscal 2019	735
Fiscal 2020	691
Fiscal 2021	649
Fiscal 2022	999
Fiscal 2023 through 2027	4,248

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Of the $4,186 recognized in accumulated other comprehensive income at November 25, 2017, amounts expected to be recognized as components of net periodic pension cost during fiscal 2018 are as follows:

Transition obligation	$42
Prior service cost	126
Other loss	261

Total expected to be amortized to net periodic pension cost in 2018	$429

The components of net periodic pension cost other than the service cost component are included in other loss, net in our consolidated statements of income.

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or benefits permitted. We recognized expense of $216, $228, and $248 in fiscal 2017, 2016, and 2015, respectively, associated with the plan. Our liability under this plan was $1,916 and $1,969 as of November 25, 2017 and November 26, 2016, respectively. The non-current portion of this obligation is included in post-employment benefit obligations in our consolidated balance sheets, with the current portion included in accrued compensation and benefits.

Defined Contribution Plan

We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Employee contributions to the Plan are matched at the rate of 25% of up to 8% of gross pay, regardless of years of service. Expense for employer matching contributions was $1,068, $865 and $662 during fiscal 2017, 2016 and 2015, respectively. The increase in contribution expense for fiscal 2017 over fiscal 2016 was largely due to a larger contribution base due to increased incentive compensation. The increase in contribution expense for fiscal 2016 over fiscal 2015 was largely due to an increase in the matching rate from 20% in 2015 to 25% in 2016.

12. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the fiscal years ended November 26, 2017 and November 26, 2016, which is comprised solely of post-retirement benefit costs related to our SERP and LTC Awards, is as follows:

Balance at November 28, 2015	$(2,678)
Actuarial losses	(165)
Net pension amortization reclassified from accumulated other comprehensive loss	366
Tax effects	(76)
Balance at November 26, 2016	(2,553)
Recognition of prior service cost	(932)
Actuarial gains	448
Net pension amortization reclassified from accumulated other comprehensive loss	447
Tax effects	20
Balance at November 25, 2017	$(2,570)

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

13. Capital Stock and Stock Compensation

We account for our stock-based employee and director compensation plans in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period) which we recognize on a straight-line basis. Compensation expense related to restricted stock and stock options included in selling, general and administrative expenses in our consolidated statements of income for fiscal 2017, 2016 and 2015 was as follows:

	2017	2016	2015

Stock based compensation expense	$1,028	$903	$894

Incentive Stock Compensation Plans

In 1997, we adopted an Employee Stock Plan (the “1997 Plan”), and reserved for issuance 950,000 shares of common stock. An additional 500,000 shares of common stock were authorized for issuance in 2000. In addition, the terms of the 1997 Plan allow for the re-issuance of any stock options which have been forfeited before being exercised. Options granted under the 1997 Plan may be for such terms and exercised at such times as determined by the Organization, Compensation, and Nominating Committee of the Board of Directors. There are no shares available for grant under the 1997 Plan at November 25, 2017, and as of that date all previously outstanding awards under the 1997 Plan have been either exercised or have expired.

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

Stock Options

There were no new grants of options made in 2017, 2016 or 2015.

Changes in the outstanding options under our plans during the year ended November 25, 2017 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at November 26, 2016	66,250	$10.57
Granted	-	-
Exercised	(26,500)	11.68
Forfeited/Expired	(28,000)	10.60
Outstanding at November 25, 2017	11,750	8.02
Exercisable at November 25, 2017	11,750	$8.02

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

All remaining options outstanding at November 25, 2017 are exercisable at $8.02 per share with a remaining contractual life of 3.6 years and an aggregate intrinsic value of $366. There were no non-vested options outstanding under our plans during the year ended November 25, 2017.

Additional information regarding activity in our stock options during fiscal 2017, 2016 and 2015 is as follows:

	2017	2016	2015

Total intrinsic value of options exercised	$564	$124	$5,934
Total fair value of options vested	-	-	87
Total cash received from the exercise of options	310	114	4,031
Excess tax benefits recognized as additional paid-in capital upon the exercise of options (1)	-	-	1,899
Excess tax benefits recognized in income tax expense upon the exercise of options	188	41	-

(1) Prior to the adoption of ASU 2016-09 in fiscal 2016. Subsequent to adoption, all excess tax benefits are included as a component of the provision for income taxes.

Restricted Shares

Changes in the outstanding non-vested restricted shares during the year ended November 25, 2017 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested restricted shares outstanding at November 26, 2016	123,014	$17.99
Granted	42,538	28.70
Vested	(66,414)	16.07
Forfeited	-	-
Non-vested restricted shares outstanding at November 25, 2017	99,138	$23.87

Restricted share awards granted in fiscal 2017 included the grant of 36,000 shares on January 10, 2017 which were subject to a performance condition as well as a service condition. The performance condition was based on a measure of the Company’s operating cash flow for 2017 and has now been satisfied. The awards will remain subject to an additional two-year service requirement and will vest on the third anniversary of the grant. The remaining grants for 2017 consisted of 6,538 restricted shares granted to our non-employee directors on March 8, 2017 which will vest on the first anniversary of the grant.

During fiscal 2017, 66,414 restricted shares were vested and released, of which 60,600 shares had been granted to employees and 5,814 shares to directors. Of the shares released to employees, 21,210 shares were withheld by the Company to cover withholding taxes of $641. During fiscal 2016 and 2015, 2,940 shares and 4,836 shares, respectively, were withheld to cover withholding taxes of $77 and $154, respectively, arising from the vesting of restricted shares. During fiscal 2017 and 2016, excess tax benefits of $366 and $46, respectively, were recognized within income tax expense upon the release of vested shares. Prior to the adoption of ASU 2016-09, excess tax benefits of $99 were recognized during fiscal 2015 as additional paid-in capital upon the release of vested shares.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Additional information regarding our outstanding non-vested restricted shares at November 25, 2017 is as follows:

			Remaining
	Restricted	Share Value	Restriction
Grant	Shares	at Grant Date	Period
Date	Outstanding	Per Share	(Years)

July 17, 2013	12,600	$16.64	0.6
January 14, 2015	40,000	20.21	0.1
July 14, 2015	2,000	38.02	0.6
July 12, 2016	2,000	25.88	0.6
January 10, 2017	36,000	29.05	2.1
March 8, 2017	6,538	26.77	0.3
	99,138

Unrecognized compensation cost related to these non-vested restricted shares at November 25, 2017 is $910, expected to be recognized over approximately a two year period.

Employee Stock Purchase Plan

In 2000, we adopted and implemented an Employee Stock Purchase Plan (“2000 ESPP”) that allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the 2000 ESPP we sold 8,502 and 19,053 shares to employees in fiscal 2016 and 2015, respectively, which resulted in an immaterial amount of compensation expense. The 2000 ESPP reached the cumulative number of shares authorized for purchase under the plan during the third quarter of fiscal 2016.

In March of 2017 we adopted and implemented the 2017 Employee Stock Purchase Plan (“2017 ESPP”) that allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the 2017 ESPP we sold 6,275 shares to employees during fiscal 2017 which resulted in an immaterial amount of compensation expense. There are 243,725 shares remaining available for sale under the 2017 ESPP at November 25, 2017.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

14. Income Taxes

The components of the income tax provision are as follows:

	2017	2016	2015
Current:
Federal	$7,887	$3,728	$7,972
State	2,035	896	1,533

Deferred:
Increase (decrease) in valuation allowance	-	-	(70)
Federal	(200)	4,559	1,520
State	(102)	765	480
Total	$9,620	$9,948	$11,435

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
Change in income tax valuation allowance	-	-	(0.1)
Change in income tax reserves	-	-	0.1
State income tax, net of federal benefit	3.9	4.2	4.4
Benefit of goodwill basis difference	-	-	(3.2)
Excess tax benefits from stock-based compensation	(1.8)	(0.3)	-
Other	(2.6)	(0.3)	(0.3)
Effective income tax rate	34.5%	38.6%	35.9%

Excess tax benefits in the amount of $554 and $87 were recognized as a component of income tax expense during fiscal 2017 and 2016, respectively, resulting from the exercise of stock options and the release of restricted shares. Prior to the adoption of ASU 2016-09 in fiscal 2016, excess tax benefits of $1,998 were recognized as additional paid-in capital during fiscal 2015.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 25, 2017	November 26, 2016
Deferred income tax assets:
Trade accounts receivable	$239	$307
Inventories	2,606	2,407
Notes receivable	550	562
Post employment benefit obligations	5,555	5,338
State net operating loss carryforwards	583	731
Unrealized loss from affiliates	69	217
Net deferred rents	3,906	3,112
Other	1,878	2,005
Gross deferred income tax assets	15,386	14,679
Valuation allowance	-	-
Total deferred income tax assets	15,386	14,679

Deferred income tax liabilities:
Property and equipment	5,426	5,179
Intangible assets	1,185	1,012
Prepaid expenses and other	382	417

Total deferred income tax liabilities	6,993	6,608

Net deferred income tax assets	$8,393	$8,071

At the beginning of fiscal 2015 we carried a valuation allowance of $70 which was primarily related to state net operating loss carryforwards for which it was considered to be more likely than not that they would not be utilized prior to their expiration. During fiscal 2015 we removed the remaining valuation allowance resulting in a credit to income of $70. There was no valuation allowance at either November 25, 2017 or November 26, 2016.

We have state net operating loss carryforwards available to offset future taxable state income of $4,856, which expire in varying amounts between 2021 and 2027. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

Income taxes paid, net of refunds received, during 2017, 2016 and 2015 were $7,516, $9,949, and $5,906, respectively.

We regularly evaluate, assess and adjust our accrued liabilities for unrecognized tax benefits in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

The following table summarizes the activity related to our gross unrecognized tax benefits:

	2017	2016	2015
Balance, beginning of the year	$55	$12	$1,236
Gross increases	46	43	12
Gross decreases due to settlements	-	-	(1,236)

Balance, end of the year	$101	$55	$12

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal 2017, 2016, and 2015, we recognized $10, $15, and $(144) of interest expense (recovery) and $11, $10, and $3 of penalty expense, respectively, related to the unrecognized benefits noted above in our consolidated statements of income. At November 25, 2017 and November 26, 2016, the balance of accrued interest and penalties associated with unrecognized tax benefits was not material.

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

We remain subject to examination for tax years 2014 through 2016 for all of our major tax jurisdictions. See Note 22, Subsequent Event, regarding the impact of newly enacted changes to Federal tax law.

15. Other Gains and Losses

Gain on Sale of Retail Store Location

Selling, general and administrative expenses for the year ended November 25, 2017 includes a gain of $1,220 resulting from the sale of our retail store location in Las Vegas, Nevada for $4,335 in cash. The store was closed in August of 2017 in preparation for its repositioning to a new location in the Las Vegas market.

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

There were no asset impairment charges or lease exit costs incurred against income from operations during fiscal 2017 or 2016. See Note 2 regarding non-operating impairment charges incurred in connection with our investments in retail real estate.

Management Restructuring Costs

During the year ended November 28, 2015, we recognized $449 of expense related to severance payable to a former executive, who left the Company in April, 2015. As of November 28, 2015, all required payments of severance had been disbursed. These management restructuring costs were incurred within our wholesale segment. There were no restructuring charges incurred in fiscal 2017 or 2016.

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

16. Income from the Continued Dumping and Subsidy Offset Act

During the years ended November 25, 2017, November 26, 2016 and November 28, 2015, we recognized income of $94, $240 and $1,156, respectively, arising from distributions received from U.S. Customs and Border Protection (“Customs”) under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). These distributions primarily represent amounts previously withheld by Customs pending the resolution of claims filed by certain manufacturers who did not support the antidumping petition (“Non-Supporting Producers”) challenging certain provisions of the CDSOA and seeking to share in the distributions. The Non-Supporting Producers’ claims were dismissed by the courts and all appeals were exhausted in 2014. While it is possible that we may receive additional distributions from Customs, we cannot estimate the likelihood or amount of any future distributions.

17. Leases and Lease Guarantees

Leases

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15 years. Some store leases contain contingent rental provisions based upon sales volume. Our transportation equipment leases have terms ranging from two to seven years with fixed monthly rental payments plus variable charges based upon mileage. The following schedule shows future minimum lease payments under non-cancellable operating leases with terms in excess of one year as of November 25, 2017:

	Retail Stores	Distribution Centers	Transportation Equipment	Total

Fiscal 2018	$22,426	$4,127	$2,999	$29,552
Fiscal 2019	22,541	2,735	2,367	27,643
Fiscal 2020	21,072	1,960	2,104	25,136
Fiscal 2021	18,212	1,545	1,169	20,926
Fiscal 2022	15,424	1,520	963	17,907
Thereafter	50,743	1,776	254	52,773
Total future minimum lease payments	$150,418	$13,663	$9,856	$173,937

Lease expense was $34,372, $31,867 and $26,382 for 2017, 2016, and 2015, respectively. Lease expense for leases with escalating minimum payments over the lease term is recognized on a straight-line basis. Our liability for accrued straight-line rent expense was $4,821 and $3,708 at November 25, 2017 and November 26, 2016, respectively, and is included in other accrued liabilities in our consolidated balance sheets.

In addition to subleasing certain of these properties, we own retail real estate which we in turn lease to licensee operators of BHF stores. We also own real estate for closed stores which we lease to non-licensees. The following schedule shows minimum future rental income related to pass-through rental expense on subleased property as well as rental income on real estate owned by Bassett.

Fiscal 2018	$1,653
Fiscal 2019	1,669
Fiscal 2020	1,616
Fiscal 2021	781
Fiscal 2022	422
Thereafter	106
Total minimum future rental income	$6,247

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

Real estate rental net loss (rental income less lease costs, depreciation, insurance, and taxes), related to licensee stores and other investment real estate, was $48, $59 and $181 in 2017, 2016 and 2015, respectively, and is reflected in other loss, net in the accompanying consolidated statements of income.

Guarantees

As part of the strategy for our store program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to three years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,743 and $1,868 at November 25, 2017 and November 26, 2016, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations, net of reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at November 25, 2017 and November 26, 2016, were not material.

18. Contingencies

We are involved in various claims and actions which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

19. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2017	2016	2015
Numerator:
Net income	$18,256	$15,829	$20,433

Denominator:
Denominator for basic income per share - weighted average shares	10,649,225	10,732,217	10,701,829
Effect of dilutive securities	82,850	130,204	141,198
Denominator for diluted income per share — weighted average shares and assumed conversions	10,732,075	10,862,421	10,843,027

Basic income per share:
Net income per share — basic	$1.71	$1.47	$1.91

Diluted income per share:
Net income per share — diluted	$1.70	$1.46	$1.88

For fiscal 2017, 2016 and 2015, the following potentially dilutive shares were excluded from the computations as there effect was anti-dilutive:

	2017	2016	2015
Unvested restricted shares	-	7,814	8,354

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

●

Logistical services. With our acquisition of Zenith on February 2, 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistics revenue in our condensed consolidated statement of income. Zenith’s operating costs are included in selling, general and administrative expenses and total $94,616 and $92,196 for the years ended November 25, 2017 and November 26, 2016, respectively, and $73,722 from the date of acquisition through November 28, 2015. Amounts charged by Zenith to the Company for logistical services prior to the date of acquisition are included in selling, general and administrative expenses, and our equity in the earnings of Zenith prior to the date of acquisition is included in other loss, net, in the accompanying statements of income.

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

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

The following table presents segment information for each of the last three fiscal years:

	2017	2016	2015
Net Sales
Wholesale	$249,193	$240,346	$252,180
Retail	268,264	254,667	249,379
Logistical services	97,578	95,707	77,250
Inter-company eliminations:
Furniture and accessories	(119,360)	(117,817)	(114,154)
Logistical services	(43,172)	(40,865)	(33,728)
Consolidated	$452,503	$432,038	$430,927

Income (loss) from Operations
Wholesale	$19,121	$18,672	$15,618
Retail	3,490	4,333	6,170
Logistical services	2,962	3,511	3,528
Inter-company elimination	1,445	1,677	1,647
Lease exit costs	-	-	(419)
Asset impairment charges	-	-	(106)
Management restructuring costs	-	-	(449)
Consolidated income from operations	$27,018	$28,193	$25,989

Depreciation and Amortization
Wholesale	$2,648	$2,053	$2,075
Retail	6,011	5,992	5,428
Logistical services	4,653	4,204	2,634
Consolidated	$13,312	$12,249	$10,137

Capital Expenditures
Wholesale	$4,875	$7,232	$4,898
Retail	8,086	5,115	7,077
Logistical services	2,539	9,154	1,999
Consolidated	$15,500	$21,501	$13,974

Identifiable Assets
Wholesale	$152,181	$139,477	$146,878
Retail	89,271	88,855	88,878
Logistical services	52,296	49,935	46,787
Consolidated	$293,748	$278,267	$282,543

A breakdown of wholesale sales by product category for each of the last three fiscal years is provided below:

	2017	2016	2015

Wood	35%	37%	37%
Upholstery	65%	63%	63%
	100%	100%	100%

Notes to Consolidated Financial Statements -Continued

(In thousands, except share and per share data)

21. Quarterly Results of Operations

	2017
	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)

Sales revenue:
Furniture and accessories	$93,698	$100,294	$100,152	$103,953
Logistics	12,194	13,831	14,109	14,272
Total sales revenue	105,892	114,125	114,261	118,225
Cost of furniture and accessories sold	41,898	44,981	45,320	45,380
Income from operations	4,664	7,600	7,260	7,494
Net income	2,861	5,842	4,579	4,974
Basic earnings per share	0.27	0.55	0.43	0.46
Diluted earnings per share	0.27	0.54	0.43	0.46

	2016
	First Quarter	Second Quarter	Third Quarter (4)	Fourth Quarter (5)

Sales revenue:
Furniture and accessories	$92,402	$92,990	$91,465	$100,339
Logistics	14,471	13,677	13,247	13,447
Total sales revenue	106,873	106,667	104,712	113,786
Cost of furniture and accessories sold	41,986	42,419	40,091	43,023
Income from operations	5,791	5,853	7,540	9,009
Net income	3,234	3,385	4,165	5,045
Basic earnings per share	0.30	0.31	0.39	0.47
Diluted earnings per share	0.30	0.31	0.38	0.47

All quarters shown above for fiscal 2017 and 2016 consist of 13 week fiscal periods.

(1)

Net income includes a gain of $2,026 from the sale of an investment, net of related income tax effects of approximately $1,241 (see Note 9), and a loss of $672, net of related income tax effects of approximately $412, resulting from the impairment of retail real estate (see Note 2).

(2)	Income from operations included a gain of $1,220 from the sale of our Las Vegas, Nevada retail store (see Note 15).
(3)

Net income includes a gain of $591 from the disposition of our interest in IMC, net of related income tax effects of approximately $363 (see Note 9), and income of $58 from the CDSOA, net of related income tax effects of approximately $36 (see Note 16).

(4)	Income from operations includes the benefit of a $1,428 award received from the settlement of class action litigation (see Note 15).
(5)	Net income includes income of $148 from the CDSOA, net of related income tax effects of approximately $92 (see Note 16).

22. Subsequent Events

Acquisition of Lane Venture

On December 21, 2017, we purchased certain operating assets and assumed certain liabilities of Lane Venture from Heritage Home Group, LLC for $15,556 in cash. Lane Venture is a manufacturer and distributor of premium outdoor furniture and will be operated as a component of our wholesale segment. A preliminary allocation of the purchase price to the net assets acquired is expected to be made during the first quarter of fiscal 2018.

Tax Cuts and Jobs Act

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%. This rate reduction is expected to have a significant impact on our provisions for income taxes for periods beginning after November 25, 2017, including a one-time impact resulting from the revaluation of our deferred tax assets and liabilities to reflect the new lower rate. While we have not yet determined the net amount of the revaluation, we expect that it will be a significant component of our income tax provision for the first quarter of fiscal 2018.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 25, 2017 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 25, 2017, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Bassett Furniture Industries, Incorporated and Subsidiaries

We have audited Bassett Furniture Industries, Incorporated and Subsidiaries’ internal control over financial reporting as of November 25, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Bassett Furniture Industries, Incorporated and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bassett Furniture Industries, Incorporated and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 25, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bassett Furniture Industries, Incorporated and Subsidiaries as of November 25, 2017 and November 26, 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended November 25, 2017 of Bassett Furniture Industries, Incorporated and Subsidiaries and our report dated January 18, 2018 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

January 18, 2018

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be contained in the Proxy Statement under the caption “Audit and Other Fees” is incorporated herein by reference thereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Bassett Furniture Industries, Incorporated and Subsidiaries Audited Consolidated Financial Statements for the years ended November 25, 2017, November 26, 2016 and November 28, 2015.

	(2)	Financial Statement Schedule:

Schedule II- Analysis of Valuation and Qualifying Accounts for the years ended November 25, 2017, November 26, 2016 and November 28, 2015

	(3)	Listing of Exhibits

		3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

		3B.	By-laws as amended to date are incorporated herein by reference to Exhibit 3 to Form 8-K filed with the SEC on January 17, 2017.

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

		*10M.	Schedule of Terms for Employment Continuity Agreements with Certain Executive Officers is incorporated herein by reference to Form 10-Q for the quarterly period ended March 1, 2014.
		*10N.	Restated Supplemental Retirement Income Plan, effective May 1, 2014, is incorporated herein by reference to Form 10-Q for the quarterly period ended May 31, 2014.
		*10O.	Bassett Furniture Industries, Incorporated Management Savings Plan incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 5, 2017.

		*10P.	Form of Long Term Cash Award under Bassett Furniture Industries, Incorporated Management Savings Plan incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on May 5, 2017.

		21.	List of subsidiaries of the Registrant

		23A.	Consent of Independent Registered Public Accounting Firm

		31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.

The following financial statements from the Company's Annual Report on Form 10-K for the year ended November 25, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statements of stockholders’ equity, and (v) the notes to the consolidated financial statements, tagged as blocks of text.

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

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ Robert H. Spilman, Jr.	Date: January 18, 2018
Robert H. Spilman, Jr. President and Chief Executive Officer Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John R. Belk	Date: January 18, 2018
John R. Belk Director

By:	/s/ Kristina K. Cashman	Date: January 18, 2018
Kristina K. Cashman Director

By:	/s/ Paul Fulton	Date: January 18, 2018
Paul Fulton Director, Chairman Emeritus

By:	/s/ George W. Henderson, III	Date: January 18, 2018
George W. Henderson, III
Director

By:	/s/ J. Walter McDowell	Date: January 18, 2018
J. Walter McDowell Director

By:	/s/ William C. Wampler, Jr.	Date: January 18, 2018
William C. Wampler, Jr. Director

By:	/s/ William C. Warden, Jr.	Date: January 18, 2018
William C. Warden, Jr. Director, Lead Independent Director

By:	/s/ J. Michael Daniel	Date: January 18, 2018
J. Michael Daniel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Bassett Furniture Industries, Incorporated

Schedule II

Analysis of Valuation and Qualifying Accounts
For the Years Ended November 25, 2017, November 26, 2016 and November 28, 2015
(amounts in thousands)

	Balance Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Other		Balance End of Period
For the Year Ended November 28, 2015:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$1,249	$(216)	$(67)	$209	(2)	$1,175

Notes receivable valuation reserves	$4,139	$582	$(75)	$-		$4,646

Income tax valuation allowance	$70	$-	$(70)	$-		$-

For the Year Ended November 26, 2016:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$1,175	$(376)	$-	$-		$799

Notes receivable valuation reserves	$4,646	$-	$(3,192)	$-	(3)	$1,454

Income tax valuation allowance	$-	$-	$-	$-		$-

For the Year Ended November 25, 2017:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$799	$(182)	$-	$-		$617

Notes receivable valuation reserves	$1,454	$-	$-	$-		$1,454

Income tax valuation allowance	$-	$-	$-	$-		$-

(1) Deductions are for the purpose for which the reserve was created.
(2) Represents reserves of acquired company at date of acquisition.
(3) During fiscal 2016, previously reserved notes were determined to be uncollectible and were written off against the reserve.