Form 10-Q
period 2018-02-24
BASSETT FURNITURE INDUSTRIES INC
filed 2018-03-28
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X____No _______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X___No _______

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	(Do not check if a smaller reporting company)
	Smaller reporting company	_______
	Emerging growth company	_______

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ________

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ______No ___X____

At March 21, 2018, 10,755,292 shares of common stock of the Registrant were outstanding.

1 of 39

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE

	PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of February 24, 2018 (unaudited) and November 25, 2017 and for the quarters ended February 24, 2018 (unaudited) and February 25, 2017 (unaudited)

	Condensed Consolidated Statements of Operations and Retained Earnings	3

	Condensed Consolidated Statements of Comprehensive Income (Loss)	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

3.	Quantitative and Qualitative Disclosures About Market Risk	35

4.	Controls and Procedures	35

	PART II - OTHER INFORMATION

1.	Legal Proceedings	37

2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	37

3.	Defaults Upon Senior Securities	37

6.	Exhibits	37

2 of 39

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE PERIODS ENDED FEBRUARY 24, 2018 AND FEBRUARY 25, 2017 – UNAUDITED

(In thousands except per share data)

	Quarter Ended

	February 24, 2018	February 25, 2017
Sales revenue:
Furniture and accessories	$96,123	$93,698
Logistics	14,149	12,194
Total sales revenue	110,272	105,892

Cost of furniture and accessories sold	43,269	41,898

Selling, general and administrative expenses excluding new store pre-opening costs	64,251	58,524
New store pre-opening costs	702	806
Income from operations	2,050	4,664

Other loss, net	(627)	(733)
Income before income taxes	1,423	3,931

Income tax expense	2,336	1,070

Net income (loss)	$(913)	$2,861

Retained earnings-beginning of period	139,378	129,388
Reclassification of certain tax effects from accumulated other comprehensive loss	545	-
Cash dividends	(1,183)	(1,071)
Retained earnings-end of period	$137,827	$131,178

Basic earnings (loss) per share	$(0.09)	$0.27

Diluted earnings (loss) per share	$(0.09)	$0.27

Dividends per share	$0.11	$0.10

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 39

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE PERIODS ENDED FEBRUARY 24, 2018 AND FEBRUARY 25, 2017 – UNAUDITED

(In thousands)

	Quarter Ended

	February 24, 2018	February 25, 2017

Net income (loss)	$(913)	$2,861
Other comprehensive income:
Amortization associated with Long Term Cash Awards (LTCA)	31	-
Income taxes related to LTCA	(8)	-
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	76	94
Income taxes related to SERP	(19)	(36)

Other comprehensive income, net of tax	80	58

Total comprehensive income (loss)	$(833)	$2,919

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 39

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 24, 2018 AND NOVEMBER 25, 2017

(In thousands)

	(Unaudited)
	February 24, 2018	November 25, 2017
Assets
Current assets
Cash and cash equivalents	$24,310	$53,949
Short-term investments	23,125	23,125
Accounts receivable, net	21,543	19,640
Inventories	63,669	54,476
Other current assets	9,610	8,192
Total current assets	142,257	159,382

Property and equipment, net	103,766	103,244

Deferred income taxes	6,183	8,393
Goodwill and other intangible assets	28,840	17,351
Other	5,619	5,378
Total long-term assets	40,642	31,122
Total assets	$286,665	$293,748

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,551	$21,760
Accrued compensation and benefits	12,553	14,670
Customer deposits	26,943	27,107
Dividends payable	-	3,759
Current portion of long-term debt	425	3,405
Other accrued liabilities	12,773	12,655
Total current liabilities	78,245	83,356

Long-term liabilities
Post employment benefit obligations	13,600	13,326
Notes payable	220	329
Other long-term liabilities	5,534	5,277
Total long-term liabilities	19,354	18,932

Stockholders’ equity
Common stock	53,776	53,690
Retained earnings	137,827	139,378
Additional paid-in capital	499	962
Accumulated other comprehensive loss	(3,036)	(2,570)
Total stockholders' equity	189,066	191,460
Total liabilities and stockholders’ equity	$286,665	$293,748

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 39

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED FEBRUARY 24, 2018 AND FEBRUARY 25, 2017 – UNAUDITED

(In thousands)

	Quarter Ended
	February 24, 2018	February 25, 2017
Operating activities:
Net income (loss)	$(913)	$2,861
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,304	3,351
Loss on sale of property and equipment	36	-
Tenant improvement allowance received from lessors	500	-
Deferred income taxes	2,210	103
Other, net	488	413
Changes in operating assets and liabilities:
Accounts receivable	(626)	110
Inventories	(5,440)	(1,915)
Other current assets	(1,382)	1,155
Customer deposits	(164)	977
Accounts payable and accrued liabilities	588	(4,978)
Net cash provided by (used in) operating activities	(1,399)	2,077

Investing activities:
Purchases of property and equipment	(3,958)	(5,610)
Proceeds from sales of property and equipment	-	3
Cash paid for business acquisition	(15,556)	-
Acquisition of retail licensee store	-	(655)
Other	-	223
Net cash used in investing activities	(19,514)	(6,039)

Financing activities:
Cash dividends	(4,942)	(4,290)
Proceeds from the exercise of stock options	-	221
Other issuance of common stock	84	-
Repurchases of common stock	(244)	(26)
Taxes paid related to net share settlement of equity awards	(522)	(474)
Repayments of notes payable	(3,102)	(3,095)
Net cash used in financing activities	(8,726)	(7,664)
Change in cash and cash equivalents	(29,639)	(11,626)
Cash and cash equivalents - beginning of period	53,949	35,144
Cash and cash equivalents - end of period	$24,310	$23,518

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2018

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

Revenue from the sale of furniture and accessories is reported in the accompanying condensed consolidated statements of operations net of estimates for returns and allowances.

Revenues from logistical services are generated by our wholly-owned subsidiary, Zenith Freight Lines, LLC (“Zenith”). Sales of logistical services from Zenith to our wholesale and retail segments have been eliminated in consolidation, and Zenith’s operating costs and expenses are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

Lane Venture Acquisition

On December 21, 2017, we purchased certain assets and assumed certain liabilities of Lane Venture from Heritage Home Group, LLC. Lane Venture is being operated as a component of our wholesale segment (see Note 3, Business Combinations). Results of operations for the Lane Venture business are included in our condensed consolidated statement of operations since the date of acquisition.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the quarter ended February 24, 2018 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 25, 2017.

Income Taxes and Impact of the Tax Cuts and Jobs Act

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced the Federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018 for all corporate taxpayers, while most other provisions of the Act take effect for fiscal years beginning on or after January 1, 2018. Therefore, we will compute our income tax expense for fiscal 2018 using a blended Federal statutory rate of 22.2%. The 21% Federal statutory rate, as well as certain other provisions of the Act including the elimination of the domestic manufacturing deduction and new limitations on certain business deductions, will apply to our 2019 fiscal year and thereafter.

The Federal rate reduction has had a significant impact on our provision for income taxes for the quarter ended February 24, 2018. Our effective tax rate for the quarter ended February 24, 2018 of 164.2% differs from the fiscal 2018 blended Federal statutory rate of 22.2% primarily due to a $2,157 discrete charge arising from the re-measurement of our deferred tax assets. Other items impacting our effective tax rate for the quarter include the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation of $181 and the Section 199: Domestic Production Activities Deduction.

7 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. Per SAB 118, the measurement period is deemed to have an earlier end date when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the updated tax law are expected to be recorded at the time a reasonable estimate for all, or a portion, of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

SAB 118 states, that at each reporting period, companies must disclose the effects of the Act for areas where accounting is complete, disclose provisional amounts (or adjustments to provisional amounts) for the effects of the Act for areas where accounting is not complete but a reasonable estimate has been determined, and confirm areas where a reasonable estimate of the effects cannot yet be made, and therefore taxes are reflected in accordance with law prior to the enactment of the Act.

As of February 24, 2018, we were still assessing the overall impact that the Act will have on our financial statements and related disclosures. Therefore, the charge for the re-measurement of our deferred tax assets was based on reasonable estimates and has been recorded as a provisional amount in accordance with SAB 118. We may alter our estimates during the remainder of fiscal 2018 as we continue to process data to finalize the underlying calculations and also analyze other provisions of the Act to determine if they will impact our effective tax rate in fiscal 2018 or in the future. We will continue to refine our adjustments through the permissible measurement period as described above.

Our effective tax rate for the quarter ended February 25, 2017 of 27.2% differed from the federal statutory rate of 35% primarily due to the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation of $327 and the Section 199: Domestic Production Activities Deduction.

Adoption of Accounting Standards Update No. 2018-02

The Act has also had a significant impact on the income tax effect of pension costs included in our accumulated other comprehensive loss at November 25, 2017 due to the reduction in Federal statutory rates. Therefore we have adopted Accounting Standards Update 2018-02 (see Note 13, Recent Accounting Pronouncements) effective as of the beginning of fiscal 2018 and have elected to reclassify the income tax effects of the Act from accumulated other comprehensive loss to retained earnings. Accordingly, during the quarter ended February 24, 2018 we reclassified $545 of tax benefits associated with pension costs from accumulated other comprehensive loss to retained earnings.

8 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

3. Business Combinations

Acquisition of Lane Venture

On December 21, 2017, we purchased certain assets and assumed certain liabilities of Lane Venture from Heritage Home Group, LLC for $15,556 in cash. Lane Venture is a manufacturer and distributor of premium outdoor furniture, and is now being operated as a component of our wholesale segment.

Under the acquisition method of accounting, the fair value of the consideration transferred was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date with the remaining unallocated amount recorded as goodwill.

The allocation of the fair value of the acquired business was based on a preliminary valuation. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of the preliminary allocation of the fair value of consideration transferred that are not yet finalized relate to the fair values of certain tangible and intangible assets acquired and the residual goodwill. The preliminary allocation of the $15,556 all-cash purchase price to the acquired assets and liabilities of the Lane Venture business is as follows:

Allocation of the fair value of consideration transferred:
Identifiable assets acquired:
Accounts receivable, net of reserve (Note 5)	$1,357
Inventory, net of reserve (Note 6)	3,753
Prepaid expenses and other current assets	37
Intangible assets	7,360
Total identifiable assets acquired	12,507
Liabilities assumed:
Accounts payable	(357)
Other accrued liabilities	(813)
Total liabilities assumed	(1,170)
Net identifiable assets acquired	11,337
Goodwill	4,219
Total net assets acquired	$15,556

Goodwill was determined based on the residual difference between the fair value of the consideration transferred and the value assigned to the tangible and intangible assets and liabilities recognized in connection with the acquisition and is deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill are the expected synergies arising from combining the Company’s manufacturing and distribution capabilities with Lane Venture’s position in the outdoor furnishings market, a segment of the market not previously served by Bassett.

A portion of the fair value of the consideration transferred has been provisionally assigned to identifiable intangible assets as follows:

	Useful Life
Description:	In Years	Fair Value

Trade name	Indefinite	$6,848
Customer relationships	9	512

Total acquired intangible assets		$7,360

The finite-lived intangible asset is being amortized on a straight-line basis over its estimated useful life. The indefinite-lived intangible asset and goodwill are not amortized but will be tested for impairment annually or between annual tests if an indicator of impairment exists.

9 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

The fair values of consideration transferred and net assets acquired were determined using a combination of Level 2 and Level 3 inputs as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. See Note 4.

Acquisition costs related to the Lane Venture acquisition totaled $228 during the quarter ended February 24, 2018 and are included in selling, general and administrative expenses in the condensed consolidated statements of operations. Approximately $60 of additional acquisition costs related to Lane Venture are expected to be incurred during the remainder of fiscal 2018. The acquisition costs are primarily related to legal, accounting and valuation services.

The revenue of Lane Venture since December 21, 2017 that is included in our condensed consolidated statement of operations for the quarter ended February 24, 2018 was not material. Loss from operations for Lane Venture from the date of acquisition through February 24, 2018 is $426, or approximately $0.03 per share net of income tax benefit, and includes the acquisition costs noted above. The pro forma results of operations for the acquisition of Lane Venture have not been presented because they are not material to our consolidated results of operations.

Retail Store Acquisition

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

The pro forma impact of the acquisition and the results of operations for the Columbus store since acquisition are not material to our consolidated results of operations for the quarters ended February 24, 2018 and February 25, 2017.

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

Investments

Our short-term investments of $23,125 at both February 24, 2018 and November 25, 2017 consisted of certificates of deposit (CDs) with original terms averaging ten months, bearing interest at rates ranging from 0.10% to 1.80%. At February 24, 2018, the weighted average remaining time to maturity of the CDs was approximately three months and the weighted average yield of the CDs was approximately 1.27%. Each CD is placed with a Federally insured financial institution and all deposits are within Federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at February 24, 2018 and November 25, 2017 approximates their fair value.

10 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2018

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

5. Accounts Receivable

Accounts receivable consists of the following:

	February 24, 2018	November 25, 2017
Gross accounts receivable	$22,421	$20,257
Allowance for doubtful accounts	(878)	(617)
Accounts receivable, net	$21,543	$19,640

Activity in the allowance for doubtful accounts for the nine months ended February 24, 2018 was as follows:

2018

Balance at November 25, 2017	$617
Acquired allowance on accounts receivable (Note 3)	200
Additions charged to expense	80
Write-offs and other reductions	(19)
Balance at February 24, 2018	$878

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

11 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

6. Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories and those applicable to Lane Venture are determined using the first-in, first-out (FIFO) method.

Inventories were comprised of the following:

	February 24, 2018	November 25, 2017
Wholesale finished goods	$29,378	$26,145
Work in process	443	388
Raw materials and supplies	15,782	11,808
Retail merchandise	28,203	26,173
Total inventories on first-in, first-out method	73,806	64,514
LIFO adjustment	(8,238)	(8,143)
Reserve for excess and obsolete inventory	(1,899)	(1,895)
	$63,669	$54,476

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 25, 2017	$1,618	$277	$1,895
Acquired reserve on inventory (Note 3)	400	-	400
Additions charged to expense	355	142	497
Write-offs	(788)	(105)	(893)
Balance at February 24, 2018	$1,585	$314	$1,899

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2018 and do not anticipate that our methodology is likely to change in the future.

12 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	February 24, 2018
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(634)	$2,916
Technology - customized applications	834	(367)	467

Total intangible assets subject to amortization	4,384	(1,001)	3,383

Intangibles not subject to amortization:
Trade names	9,338	-	9,338
Goodwill	16,119	-	16,119

Total goodwill and other intangible assets	$29,841	$(1,001)	$28,840

	November 25, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,038	$(574)	$2,464
Technology - customized applications	834	(337)	497

Total intangible assets subject to amortization	3,872	(911)	2,961

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,900	-	11,900

Total goodwill and other intangible assets	$18,262	$(911)	$17,351

Changes in the carrying amounts of goodwill by reportable segment during the quarters ended February 24, 2018 were as follows:

	Wholesale	Retail	Logistics	Total

Balance as of November 25, 2017	$5,045	$1,926	$4,929	$11,900
Goodwill arising from acquisition of Lane Venture (Note 3)	4,219	-	-	4,219

Balance as of February 24, 2018	$9,264	$1,926	$4,929	$16,119

The goodwill recognized in connection with our acquisition of Lane Venture remains subject to future adjustments before the close of the measurement period in the first quarter of fiscal 2019. See Note 3, Business Combinations, for additional information regarding the acquisition of Lane Venture. There were no accumulated impairment losses on goodwill as of February 24, 2018 or November 25, 2017.

13 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

Amortization expense associated with intangible assets during the quarters ended February 24, 2018 and February 25, 2017 was as follows:

	Quarter Ended
	February 24, 2018	February 25, 2017

Intangible asset amortization expense	$90	$80

Estimated future amortization expense for intangible assets that exist at February 24, 2018 is as follows:

Remainder of fiscal 2018	$284
Fiscal 2019	379
Fiscal 2020	379
Fiscal 2021	379
Fiscal 2022	279
Fiscal 2023	259
Thereafter	1,424

Total	$3,383

8. Notes Payable and Bank Credit Facility

Our notes payable consist of the following:

February 24, 2018

Real estate notes payable	$645
Less current portion	(425)

Total long-term notes payable	$220

	November 25, 2017
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$3,000	$(13)	$2,987
Real estate notes payable	747	-	747

Total notes payable	3,747	(13)	3,734
Less current portion	(3,418)	13	(3,405)

Total long-term notes payable	$329	$-	$329

The future maturities of our notes payable are as follows:

Remainder of fiscal 2018	$316
Fiscal 2019	329
$645

Zenith Acquisition Note Payable

The final installment of the Zenith acquisition note was paid in full on February 2, 2018. Interest expense resulting from the amortization of the discount was $13 and $37 for the quarters ended February 24, 2018 and February 25, 2017, respectively.

14 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

Real Estate Notes Payable

Certain of our retail real estate properties have been financed through commercial mortgages with outstanding principal totaling $645 and $747 at February 24, 2018 and November 25, 2017, respectively. The mortgages bear interest at fixed rates of 6.73%. They are collateralized by the respective properties with net book values totaling approximately $5,695 and $5,727 at February 24, 2018 and November 25, 2017, respectively. The current portion of these mortgages due within one year was $425 and $418 as of February 24, 2018 and November 25, 2017, respectively.

Fair Value

We believe that the carrying amount of our notes payable approximates fair value at both February 24, 2018 and November 25, 2017. In estimating the fair value, we utilize current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 3.

Bank Credit Facility

Our credit facility with our bank provides for a line of credit of up to $15,000. This credit facility, which matures in December of 2018, is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future.

At February 24, 2018, we had $2,249 outstanding under standby letters of credit against our line, leaving availability under our credit line of $12,751. In addition, we have outstanding standby letters of credit with another bank totaling $511.

9. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $11,333 and $11,337 as of February 24, 2018 and November 25, 2017, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to certain management employees in the amount of $400 each. The liability for the LTC Awards was $1,009 and $985 as of February 24, 2018 and November 25, 2017, respectively.

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	February 24, 2018	November 25, 2017
Accrued compensation and benefits	$778	$778
Post employment benefit obligations	11,564	11,544

Total pension liability	$12,342	$12,322

15 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

Components of net periodic pension costs for our defined benefit plans for the quarters ended February 24, 2018 and February 25, 2017 are as follows:

	Quarter Ended
	February 24, 2018	February 25, 2017
Service cost	$49	$38
Interest cost	105	107
Amortization of prior service costs	31	-
Amortization of transition obligation	11	11
Amortization of loss	65	83

Net periodic pension cost	$261	$239

The components of net periodic pension cost other than the service cost component are included in other loss, net in our condensed consolidated statements of operations.

Deferred Compensation Plans

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,897 and $1,916 as of February 24, 2018 and November 25, 2017, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan in the second quarter of fiscal 2017. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $413 and $139 as of February 24, 2018 and November 25, 2017, respectively.

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	February 24, 2018	November 25, 2017
Accrued compensation and benefits	$274	$274
Post employment benefit obligations	2,036	1,782

Total deferred compensation liability	$2,310	$2,056

We recognized expense under our deferred compensation arrangements during the quarters ended February 24, 2018 and February 25, 2017 as follows:

	Quarter Ended
	February 24, 2018	February 25, 2017
Deferred compensation expense	$79	$54

16 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2018

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

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15 years. Some store leases contain contingent rental provisions based upon sales volume. Our transportation equipment leases have terms ranging from two to seven years with fixed monthly rental payments plus variable charges based upon mileage. The following schedule shows future minimum lease payments under non-cancellable operating leases with terms in excess of one year as of February 24, 2018:

	Retail Stores	Distribution Centers	Transportation Equipment	Total

Remainder of fiscal 2018	$17,853	$3,859	$2,424	$24,136
Fiscal 2019	23,826	4,055	2,750	30,631
Fiscal 2020	22,281	3,309	2,486	28,076
Fiscal 2021	19,246	2,694	1,552	23,492
Fiscal 2022	16,382	2,584	1,346	20,312
Fiscal 2023	13,545	1,517	637	15,699
Thereafter	38,586	437	511	39,534
Total future minimum lease payments	$151,719	$18,455	$11,706	$181,880

In connection with our long-term real estate leases, our liability for accrued straight-line rent expense was $4,991 and $4,821 at February 24, 2018 and November 25, 2017, respectively, and is included in other accrued liabilities in our condensed consolidated balance sheets.

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,552 and $2,743 at February 24, 2018 and November 25, 2017, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at February 24, 2018 and November 25, 2017 was not material.

17 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

11. Earnings (Loss) Per Share

The following reconciles basic and diluted earnings (loss) per share:

	Net Income (Loss)	Weighted Average Shares	Net Income (Loss) Per Share
For the quarter ended February 24, 2018:

Basic loss per share	$(913)	10,686,477	$(0.09)
Add effect of dilutive securities:
Options and restricted shares*	-	-	-
Diluted loss per share	$(913)	10,686,477	$(0.09)

For the quarter ended February 25, 2017:

Basic earnings per share	$2,861	10,613,639	$0.27
Add effect of dilutive securities:
Options and restricted shares	-	105,636	-
Diluted earnings per share	$2,861	10,719,275	$0.27

*Due to the net loss, the potentially dilutive securities would have been anti-dilutive and are therefore excluded.

For the quarters ended February 24, 2018 and February 25, 2017, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended
	February 24, 2018	February 25, 2017

Stock options	11,750	-
Unvested shares	59,138	-

Total anti-dilutive securities	70,888	-

18 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

12. Segment Information

We have strategically aligned our business into three reportable segments as defined in ASC 280, Segment Reporting, and as described below:

●

Wholesale. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (Company-owned and licensee-owned retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations, which now include Lane Venture (see Note 3, Business Combinations), as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both Company- and licensee-owned stores. Our wholesale segment also includes our holdings of short-term investments and retail real estate previously leased as licensee stores. The earnings and costs associated with these assets are included in other loss, net, in our condensed consolidated statements of operations.

●

Retail – Company-owned stores. Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities and capital expenditures directly related to these stores.

●

Logistical services. Our logistical services operating segment reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statement of income. Zenith’s total operating costs, including those associated with providing logistical services to the Company as well as to third-party customers, are included in selling, general and administrative expenses and were $24,919 and $22,560 for the quarters ended February 24, 2018 and February 25, 2017, respectively.

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

19 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended
	February 24, 2018	February 25, 2017
Sales Revenue
Wholesale	$63,100	$61,975
Retail - Company-owned stores	64,661	61,593
Logistical services	25,249	22,334
Inter-company eliminations:
Furniture and accessories	(31,638)	(29,870)
Logistical services	(11,100)	(10,140)
Consolidated	$110,272	$105,892

Income (loss) from Operations
Wholesale	$3,064	$5,893
Retail - Company-owned stores	(1,513)	(1,343)
Logistical services	330	(226)
Inter-company elimination	169	340
Consolidated	$2,050	$4,664

Depreciation and Amortization
Wholesale	$703	$644
Retail - Company-owned stores	1,528	1,472
Logistical services	1,073	1,235
Consolidated	$3,304	$3,351

Capital Expenditures
Wholesale	$1,217	$1,627
Retail - Company-owned stores	2,601	3,703
Logistical services	140	280
Consolidated	$3,958	$5,610

	As of	As of
Identifiable Assets	February 24, 2018	November 25, 2017
Wholesale	$140,701	$152,181
Retail - Company-owned stores	93,490	89,271
Logistical services	52,474	52,296
Consolidated	$286,665	$293,748

20 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2018

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

FEBRUARY 24, 2018

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) does not constitute a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in ASU 2017-01 (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments in ASU 2017-01 shall apply prospectively and will become effective for us at the beginning of our 2019 fiscal year. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

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

22 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 was issued to provide narrow-scope guidance for entities that are required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and have items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. Because the Act has had a significant impact upon the tax effects of pension costs included in our accumulated other comprehensive loss, we have adopted the guidance in ASU 2018-02 effective as of the beginning of the first quarter of fiscal 2018, resulting in the reclassification of $545 of tax benefits from accumulated other comprehensive loss to retained earnings (see Note 2).

23 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2018

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

With 93 BHF stores at February 24, 2018, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We have factories in Newton, North Carolina and Grand Prairie, Texas that manufacture custom upholstered furniture, a factory in Martinsville, Virginia that primarily assembles and finishes our custom casual dining offerings and a factory in Bassett, Virginia that assembles and finishes our “Bench Made” line of custom, solid hardwood furniture.  Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its process, with custom pieces often manufactured within two weeks of taking the order in our stores.  Our logistics team then promptly ships the product to one of our home delivery hubs or to a location specified by our licensees.  In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture (casegoods) and certain leather upholstery offerings from several foreign plants, primarily in Vietnam and China. Over 70% of the products we currently sell are manufactured in the United States.

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

On December 21, 2017, we purchased certain assets and assumed certain liabilities of Lane Venture from Heritage Home Group, LLC for $15,556 in cash. Lane Venture is a manufacturer and distributor of premium outdoor furniture, and is now being operated as a component of our wholesale segment. This acquisition marks our entry into the market for outdoor furniture and we believe that Lane Venture will provide a foundation for us to become a significant participant in this category. We plan to distribute this brand outside of our Bassett store network with plans to introduce a Bassett-branded line in the stores in the near future. See Note 3 to our condensed consolidated financial statements for additional details regarding this acquisition.

At February 24, 2018, our BHF store network included 63 Company-owned stores and 30 licensee-owned stores. During the first quarter of fiscal 2018, we opened new stores in Chandler, Arizona; Oklahoma City, Oklahoma; and Summerlin, Nevada.

24 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

We continue to execute our strategy of growing the Company through opening new stores, repositioning stores to improved locations within a market and closing underperforming stores. The following table shows planned store openings where leases have been executed:

		Size	Planned
Location	Type	Sq. Ft.	Opening
New Stores:
El Paso, TX	Corporate	8,400	Opened March 6, 2018
La Jolla, CA	Licensed	10,000	Q2 2018
Daly City, CA	Licensed	9,000	Q3 2018
Coral Gables, FL	Corporate	10,000	Q3 2018
Frisco, TX	Corporate	15,000	Q4 2018

In addition, lease negotiations are underway for new store locations that could result in additional openings during 2018 and beyond. With a track record of seven consecutive years of positive same store sales growth and our focus on store productivity, we believe that we can take our concept to new markets and consistently grow overall store count in the years to come.

As with any retail operation, prior to opening a new store we incur such expenses as rent, training costs and other payroll related costs. These costs generally range between $200 to $400 per store depending on the overall rent costs for the location and the period between the time when we take physical possession of the store space and the time of the store opening. Generally, rent payments during a buildout period between delivery of possession and opening of a new store are deferred and therefore straight line rent expense recognized during that time does not require cash. Inherent in our retail business model, we also incur losses in the two to three months of operation following a new store opening. Like other furniture retailers, we do not recognize a sale until the furniture is delivered to our customer. Because our retail business model does not involve maintaining a stock of retail inventory that would result in quick delivery and because of the custom nature of many of our furniture offerings, delivery to our customers usually occurs about 30 days after an order is placed. We generally require a deposit at the time of order and collect the remaining balance when the furniture is delivered, at which time the sale is recognized. Coupled with the previously discussed store pre-opening costs, total start-up losses can range from $400 to $600 per store. While our retail expansion is initially costly, we believe our site selection and new store presentation will generally result in locations that operate at or above a retail break-even level within a reasonable period of time following store opening. Factors affecting the length of time required to achieve this goal on a store-by-store basis may include the level of brand recognition, the degree of local competition and the depth of penetration in a particular market. Even as new stores ramp up to break-even, we do realize additional wholesale sales volume that leverages the fixed costs in our wholesale business. Because of the increased store openings in 2018, we expect to incur approximately $1,000 more new store pre-opening costs and post-opening losses in 2018 than we incurred in 2017.

In 2018, Bassett will focus on its digital effort to improve the customers’ journey from the time they begin on our website to the final step of delivering the goods to their homes.  Today’s customers expect their digital experiences and communications to be personalized and highly-relevant, and catered to match their specific needs and preferences.  Bassett is laying the foundation to becoming more connected to its customers and to use the data and insights collected during the customer journey to create a more compelling customized customer experience. This year, the Company plans to invest in technology, including an order management system, and in digital talent who can direct the strategy, planning and daily business direction and critical decision making required for building a competitive omnichannel retail business.

25 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

Results of Operations – Periods ended February 24, 2018 compared with periods ended February 25, 2017:

Net sales of furniture and accessories, logistics revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense, other charges and income from operations were as follows for the quarters ended February 24, 2018 and February 25, 2017:

	Quarter Ended				Change
	February 24, 2018		February 25, 2017		Dollars	Percent

Sales revenue:
Furniture and accessories	$96,123	87.2%	$93,698	88.5%	$2,425	2.6%
Logistics revenue	14,149	12.8%	12,194	11.5%	1,955	16.0%
Total sales revenue	110,272	100.0%	105,892	100.0%	4,380	4.1%
Cost of furniture and accessories sold	43,269	39.2%	41,898	39.6%	1,371	3.3%
SG&A expenses	64,251	58.3%	58,524	55.3%	5,727	9.8%
New store pre-opening costs	702	0.6%	806	0.8%	(104)	-12.9%

Income from operations	$2,050	1.9%	$4,664	4.4%	$(2,614)	-56.0%

Refer to the segment information which follows for a discussion of the significant factors and trends affecting our results of operations for the quarter ended February 24, 2018 as compared with the prior year period.

26 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

Segment Information

We have strategically aligned our business into three reportable segments as described below:

Wholesale. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (Company-owned and licensee-owned retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations, which now include Lane Venture, as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both Company- and licensee-owned stores. We eliminate the sales between our wholesale and retail segments as well as the imbedded profit in the retail inventory for the consolidated presentation in our financial statements. Also included in our wholesale segment are our short-term investments and our holdings of retail real estate previously leased as licensee stores. The earnings and costs associated with these assets are included in other loss, net, in our condensed consolidated statements of operations.

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

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income from operations in the consolidation of our segment results:

	Quarter Ended February 24, 2018
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$63,100	$64,661	$-	$(31,638	) (1)	$96,123
Logistics	-	-	25,249	(11,100	) (2)	14,149
Total sales revenue	63,100	64,661	25,249	(42,738)		110,272
Cost of furniture and accessories sold	42,644	31,994	-	(31,369	) (3)	43,269
SG&A expense	17,392	33,478	24,919	(11,538	) (4)	64,251
New store pre-opening costs	-	702	-	-		702
Income (loss) from operations	$3,064	$(1,513)	$330	$169		$2,050

	Quarter Ended February 25, 2017
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$61,975	$61,593	$-	$(29,870	) (1)	$93,698
Logistics	-	-	22,334	(10,140	) (2)	12,194
Total sales revenue	61,975	61,593	22,334	(40,010)		105,892
Cost of furniture and accessories sold	40,169	31,459	-	(29,730	) (3)	41,898
SG&A expense	15,913	30,671	22,560	(10,620	) (4)	58,524
New store pre-opening costs	-	806	-	-		806
Income (loss) from operations	$5,893	$(1,343)	$(226)	$340		$4,664

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale and retail segments.
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

(4)

Represents the elimination of rent paid by our retail stores occupying Company-owned real estate, and the elimination of logisitcal services charged by Zenith to Bassett's retail and wholesale segments as follows:

	Quarter Ended
	February 24, 2018	February 25, 2017

Intercompany logistical services	$(11,100)	$(10,140)
Intercompany rents	(438)	(480)

Total SG&A expense elimination	$(11,538)	$(10,620)

28 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the quarters ended February 24, 2018 and February 25, 2017 are as follows:

	Quarter Ended				Change
	February 24, 2018		February 25, 2017		Dollars	Percent

Net sales	$63,100	100.0%	$61,975	100.0%	$1,125	1.8%
Gross profit	20,456	32.4%	21,806	35.2%	(1,350)	-6.2%
SG&A expenses	17,392	27.6%	15,913	25.7%	1,479	9.3%

Income from operations	$3,064	4.9%	$5,893	9.5%	$(2,829)	-48.0%

Quarterly Analysis of Results - Wholesale

The increase in net sales was driven by an 8.2% increase in furniture shipments to the open market (outside the Bassett Home Furnishings network) as compared to the prior year period partially offset by a 2.9% decrease in furniture shipments to the Bassett Home Furnishings network.  A much smaller component of our wholesale revenues, shipments of wholesale accessories, increased 55% over the prior year period.  Gross margins for the wholesale segment were 32.4% for the first quarter of 2018 compared to 35.2% for the prior year quarter. This decrease was primarily driven by lower margins in the Bassett Custom Upholstery operation from continued higher materials costs coupled with lower absorption of fixed costs from lower volumes, excluding Lane Venture. Also, lower margins in the imported Bassett Casegoods were primarily due to a higher sales level of discontinued and discounted goods and higher container freight costs. Wholesale SG&A increased as a percentage of sales over the prior year period primarily due to one-time acquisition and startup costs associated with the Lane Venture operation and higher digital marketing and other brand development costs.

Wholesale shipments by type:	Quarter Ended				Change
	February 24, 2018		February 25, 2017		Dollars	Percent

Bassett Custom Upholstery	$33,568	53.2%	$33,455	54.0%	$113	0.3%
Bassett Leather	6,524	10.3%	5,582	9.0%	942	16.9%
Bassett Custom Wood	10,987	17.4%	9,868	15.9%	1,119	11.3%
Bassett Casegoods	10,797	17.1%	12,282	19.8%	(1,485)	-12.1%
Accessories	1,224	1.9%	788	1.3%	436	55.3%
Total	$63,100	100.0%	$61,975	100.0%	$1,125	1.8%

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $17,098 at February 24, 2018 as compared with $17,140 at February 25, 2017.

29 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

Retail – Company-owned Stores Segment

Results for the retail segment for the quarters ended February 24, 2018 and February 25, 2017 are as follows:

	Quarter Ended				Change
	February 24, 2018		February 25, 2017		Dollars	Percent

Net sales	$64,661	100.0%	$61,593	100.0%	$3,068	5.0%
Gross profit	32,667	50.5%	30,134	48.9%	2,533	8.4%
SG&A expenses	33,478	51.8%	30,671	49.8%	2,807	9.2%
New store pre-opening costs	702	1.1%	806	1.3%	(104)	-12.9%
Loss from operations	$(1,513)	-2.3%	$(1,343)	-2.2%	$(170)	12.7%

Results for comparable stores† (53 stores for the quarter) are as follows:

	Quarter Ended				Change
	February 24, 2018		February 25, 2017		Dollars	Percent

Net sales	$58,852	100.0%	$56,974	100.0%	$1,878	3.3%
Gross profit	29,802	50.6%	28,169	49.4%	1,633	5.8%
SG&A expenses	29,027	49.3%	28,255	49.6%	772	2.7%
Income (loss) from operations	$775	1.3%	$(86)	-0.2%	$861	N/M

† “Comparable” stores include those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended				Change
	February 24, 2018		February 25, 2017		Dollars	Percent

Net sales	$5,809	100.0%	$4,619	100.0%	$1,190	25.8%
Gross profit	2,865	49.3%	1,965	42.5%	900	45.8%
SG&A expenses	4,451	76.6%	2,416	52.3%	2,035	84.2%
New store pre-opening costs	702	12.1%	806	17.4%	(104)	-12.9%
Loss from operations	$(2,288)	-39.4%	$(1,257)	-27.2%	$(1,031)	82.0%

Quarterly Analysis of Results - Retail

The first quarter 2018 increase in net sales for the 63 Company-owned stores over the prior year was comprised of a 3.3% increase in comparable store sales along with a $1,190 increase in non-comparable store sales.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores decreased by 2.5% for the first quarter of 2018 as compared to the first quarter of 2017.

The operating loss of $1,513 for the first quarter of 2018 was primarily due to non-comparable store results while comparable store performance improved. The 53 comparable stores generated operating income for the first quarter of 2018 compared with a slight loss in the prior year quarter. The increase in comparable store gross margins to 50.6% in the first quarter of 2018 from 49.4% in the prior year period is primarily due to improved pricing strategies and product mix. SG&A expenses as a percentage of sales for comparable stores showed marginal improvement over 2017 due to better leveraging of fixed costs.

30 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $400 to $600 per store. During the first quarter of 2018 we incurred $740 of post-opening losses associated with the three new stores opened during the quarter as well as the Wichita, Kansas store which opened late in the fourth quarter of 2017. There were no post-opening losses during the first quarter of 2017.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $34,353, or an average of $545 per open store at February 24, 2018 as compared with a retail backlog of $34,048, or an average of $567 per open store at February 25, 2017.

Logistical Services Segment

Results for our logistical services segment for the quarters ended February 24, 2018 and February 25, 2017 are as follows:

	Quarter Ended				Change
	February 24, 2018		February 25, 2017		Dollars	Percent

Logistical services revenue	$25,249	100.0%	$22,334	100.0%	$2,915	13.1%
Operating expenses	24,919	98.7%	22,560	101.0%	2,359	10.5%

Income from operations	$330	1.3%	$(226)	-1.0%	$556	N/M

Quarterly Analysis of Operations – Logistical Services

Zenith’s 2018 increase in revenue over the first quarter of 2017 resulted from increases in both Bassett and non-Bassett customers. Zenith’s operating profit increased due primarily to improved load efficiency in the middle mile operation resulting in higher revenue per mile partially offset by increased fuel costs. Operating costs for the quarters ended February 24, 2018 and February 25, 2017 include non-cash depreciation and amortization charges of $1,073 and $1,235, respectively.

31 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

Other Items Affecting Net Income (Loss)

Other Loss, Net

Other loss, net, for the quarter ended February 24, 2018 was $627 as compared to $733 for the quarter ended February 25, 2017. This decrease is primarily attributable to lower interest expense due to overall lower levels of debt and increased interest income due to rising yields on our short-term investments compared to the prior year period.

Income Taxes and Impact of Tax Cuts and Jobs Act

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced the Federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018 for all corporate taxpayers, while most other provisions of the Act take effect for fiscal years beginning on or after January 1, 2018. Therefore, we will compute our income tax expense for fiscal 2018 using a blended Federal statutory rate of 22.2%. The 21% Federal statutory rate, as well as certain other provisions of the Act including the elimination of the domestic manufacturing deduction and new limitations on certain business deductions, will apply to our 2019 fiscal year and thereafter.

The Federal rate reduction has had a significant impact on our provision for income taxes for the quarter ended February 24, 2018. Our effective tax rate for the quarter ended February 24, 2018 of 164.2% differs from the fiscal 2018 blended Federal statutory rate of 22.2% primarily due to a $2,157 discrete charge arising from the re-measurement of our deferred tax assets. Other items impacting our effective tax rate for the quarter include the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation of $181 and the Section 199: Domestic Production Activities Deduction.

The charge for the re-measurement of our deferred tax assets was based on reasonable estimates and therefore has been recorded as a provisional amount. We may alter our estimates during the remainder of fiscal 2018 as we continue to process data to finalize the underlying calculations and also analyze other provisions of the Act to determine if they will impact our effective tax rate in fiscal 2018 or in the future. We will continue to refine our adjustments through the permissible measurement period, which is not to extend beyond one year from the enactment date.

Our effective tax rate for the quarter ended February 25, 2017 of 27.2% differed from the federal statutory rate of 35% primarily due to the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation of $327 and the Section 199: Domestic Production Activities Deduction.

32 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash flow from operations for the first quarter of 2018 was a net use of $1,399 compared to cash provided by operations of $2,077 for the first quarter of 2017, representing a decrease of $3,476 in cash flows from operations. This decrease is primarily due to changes in working capital from increases in inventory.

Our overall cash position decreased by $29,639 during the first quarter of 2018. In addition to cash used in operations, we used $19,514 of cash in investing activities, primarily consisting of our $15,556 investment in Lane Venture and capital expenditures which included retail store relocations, retail store remodels, in-process spending on new stores, and expanding and upgrading our manufacturing capabilities. Net cash used in financing activities was $8,726, including dividend payments of $4,942 and the final $3,000 installment payment on our Zenith acquisition note payable. With cash and cash equivalents and short-term investments totaling $47,435 on hand at February 24, 2018, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Our credit facility with our bank provides for a line of credit of up to $15,000. This credit facility, which matures in December of 2018, is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. At February 24, 2018, we had $2,249 outstanding under standby letters of credit against our line, leaving availability under our credit line of $12,751. In addition, we have outstanding standby letters of credit with another bank totaling $511.

At February 24, 2018 we have outstanding principal totaling $645 under notes payable of which $425 matures within one year of the balance sheet date. See Note 8 to our condensed consolidated financial statements for additional details regarding these notes, including collateral and future maturities. We expect to satisfy these obligations as they mature using cash flow from operations or our available cash on hand.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. We had obligations of $181,880 at February 24, 2018 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,552 at February 24, 2018. See Note 10 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $22,652 at February 24, 2018. All other retail real estate that we own, consisting of locations formerly leased to our licensees and now leased to others, is included in other assets in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our wholesale segment, was $1,732 at February 24, 2018.

33 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

The following table summarizes our total investment in retail real estate owned at February 24, 2018:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	10	250,070	$22,652

Investment real estate leased to others, included in other assets	2	41,021	1,732

Total Company investment in retail real estate	12	291,091	$24,384

(1)	Includes two properties encumbered under mortgages totalling $645 at February 24, 2018.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended November 25, 2017.

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

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 10 to our condensed consolidated financial statements for further information regarding certain contingencies as of February 24, 2018.

34 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

Item 3. Quantitative and Qualitative Disclosure about Market Risk:

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars would not be material to our results from operations in fiscal 2018.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $1,732 at February 24, 2018 for stores formerly operated by licensees as well as our holdings of $22,652 at February 24, 2018 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $2,552 which we have guaranteed on behalf of licensees as of February 24, 2018, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

Item 4. Controls and Procedures:

The Company’s principal executive officer and principal accounting officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

35 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2018

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

Additionally, other risks that could cause actual results to differ materially from those contemplated by such forward-looking statements are set forth in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for fiscal 2017.

You should keep in mind that any forward-looking statement made by us in this report or elsewhere speaks only as of the date on which such forward-looking statement is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the events described in any forward-looking statement made in this report or elsewhere, might not occur.

36 of 39

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity for the three months ended February 24, 2018 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased		Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

November 26 - December 30, 2017	-		$-	-	$11,453
December 31, 2017 - January 27, 2018	14,000	(2)	$37.25	-	$11,453
January 28 - February 24, 2018	7,300		$33.42	7,300	$11,209

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 9, 2014, the Board of Directors increased the remaining limit of the repurchase plan to $20,000. At February 24, 2018, $11,209 remains available for stock repurchases under the plan.

(2)	In January 2018, 14,000 shares were tendered by employees to satisfy tax withholding obligations on vested restricted stock.

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

a.	Exhibits:

Exhibit 3a – Articles of Incorporation as amended to date are incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended February 28, 1994.

Exhibit 3b – By-laws as amended to date are incorporated herein by reference to Exhibit 3 to Form 8-K filed with the SEC on March 13, 2018.

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

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b – Chief Financial Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 – The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended February 24, 2018 formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations and retained earnings, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text.

37 of 39

PART II - OTHER INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 24, 2018

(Dollars in thousands except share and per share data)

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

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/            Robert H. Spilman, Jr

Robert H. Spilman, Jr., Chairman and Chief Executive Officer

March 28, 2018

/s/             J. Michael Daniel

J. Michael Daniel, Senior Vice President and Chief Financial Officer

March 28, 2018

39 of 39