Form 10-Q
period 2018-05-26
BASSETT FURNITURE INDUSTRIES INC
filed 2018-06-28
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _______________________

Commission File No. 000-00209

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
Smaller Reporting Company
Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ________

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No ___X ____

At June 21, 2018, 10,735,929 shares of common stock of the Registrant were outstanding.

1 of 42

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE

PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of May 26, 2018 (unaudited) and November 25, 2017 and for the three and six months ended May 26, 2018 (unaudited) and May 27, 2017 (unaudited)

	Condensed Consolidated Statements of Income and Retained Earnings	3

	Condensed Consolidated Statements of Comprehensive Income	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

3.	Quantitative and Qualitative Disclosures About Market Risk	38

4.	Controls and Procedures	38

PART II - OTHER INFORMATION

1.	Legal Proceedings	40

2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	40

3.	Defaults Upon Senior Securities	40

6.	Exhibits	40

2 of 42

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE PERIODS ENDED MAY 26, 2018 AND MAY 27, 2017 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Six Months Ended

	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017
Sales revenue:
Furniture and accessories	$102,675	$100,294	$198,798	$193,992
Logistics	14,305	13,831	28,454	26,025
Total sales revenue	116,980	114,125	227,252	220,017

Cost of furniture and accessories sold	45,660	44,981	88,929	86,879

Selling, general and administrative expenses excluding new store pre-opening costs	65,456	61,075	129,707	119,599
New store pre-opening costs	201	469	903	1,275
Income from operations	5,663	7,600	7,713	12,264

Gain on sale of investment	-	3,267	-	3,267
Impairment of investment in real estate	-	(1,084)	-	(1,084)
Other loss, net	(233)	(678)	(860)	(1,411)
Income before income taxes	5,430	9,105	6,853	13,036

Income tax expense	1,141	3,263	3,477	4,333

Net income	$4,289	$5,842	$3,376	$8,703

Retained earnings-beginning of period	137,827	131,178	139,378	129,388
Reclassification of certain tax effects from accumulated other comprehensive loss	-	-	545	-
Cash dividends	(1,182)	(1,073)	(2,365)	(2,144)
Retained earnings-end of period	$140,934	$135,947	$140,934	$135,947

Basic earnings per share	$0.40	$0.55	$0.32	$0.82

Diluted earnings per share	$0.40	$0.54	$0.31	$0.81

Dividends per share	$0.11	$0.10	$0.22	$0.20

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 42

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED MAY 26, 2018 AND MAY 27, 2017 – UNAUDITED

(In thousands)

	Quarter Ended		Six Months Ended

	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017

Net income	$4,289	$5,842	$3,376	$8,703
Other comprehensive income:
Recognize prior service cost associated with Long Term Cash Awards (LTCA)	-	(932)	-	(932)
Amortization associated with Long Term Cash Awards (LTCA)	31	24	62	24
Income taxes related to LTCA	(8)	350	(16)	350
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	76	94	152	187
Income taxes related to SERP	(19)	(36)	(38)	(71)

Other comprehensive income, net of tax	80	(500)	160	(442)

Total comprehensive income	$4,369	$5,342	$3,536	$8,261

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 42

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 26, 2018 AND NOVEMBER 25, 2017

(In thousands)

	(Unaudited)
	May 26, 2018	November 25, 2017
Assets
Current assets
Cash and cash equivalents	$22,549	$53,949
Short-term investments	23,125	23,125
Accounts receivable, net	20,619	19,640
Inventories	62,086	54,476
Other current assets	10,539	8,192
Total current assets	138,918	159,382

Property and equipment, net	101,658	103,244

Deferred income taxes	6,210	8,393
Goodwill and other intangible assets	28,616	17,351
Other	5,946	5,378
Total long-term assets	40,772	31,122
Total assets	$281,348	$293,748

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,787	$21,760
Accrued compensation and benefits	13,195	14,670
Customer deposits	22,093	27,107
Dividends payable	-	3,759
Current portion of long-term debt	432	3,405
Other accrued liabilities	12,323	12,655
Total current liabilities	69,830	83,356

Long-term liabilities
Post employment benefit obligations	13,672	13,326
Notes payable	109	329
Other long-term liabilities	5,641	5,277
Total long-term liabilities	19,422	18,932

Stockholders’ equity
Common stock	53,736	53,690
Retained earnings	140,934	139,378
Additional paid-in capital	382	962
Accumulated other comprehensive loss	(2,956)	(2,570)
Total stockholders' equity	192,096	191,460
Total liabilities and stockholders’ equity	$281,348	$293,748

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 42

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 26, 2018 AND MAY 27, 2017 – UNAUDITED

(In thousands)

	Six Months Ended
	May 26, 2018	May 27, 2017
Operating activities:
Net income	$3,376	$8,703
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,688	6,706
Provision for asset impairment charge	-	1,084
Gain on sale of property and equipment	(136)	-
Gain on sale of investment	-	(3,267)
Tenant improvement allowance received from lessors	860	715
Deferred income taxes	2,183	318
Other, net	794	960
Changes in operating assets and liabilities:
Accounts receivable	124	(904)
Inventories	(3,689)	(4,535)
Other current assets	(2,311)	2,128
Customer deposits	(5,014)	(2,532)
Accounts payable and accrued liabilities	(3,045)	116
Net cash provided by (used in) operating activities	(170)	9,492

Investing activities:
Purchases of property and equipment	(7,662)	(9,172)
Proceeds from sales of property and equipment	2,463	63
Cash paid for business acquisition	(15,556)	-
Proceeds from sale of investment	-	3,592
Acquisition of retail licensee store	-	(655)
Other	-	223
Net cash used in investing activities	(20,755)	(5,949)

Financing activities:
Cash dividends	(6,124)	(5,363)
Proceeds from the exercise of stock options	27	221
Other issuance of common stock	173	-
Repurchases of common stock	(823)	(82)
Taxes paid related to net share settlement of equity awards	(522)	(474)
Repayments of notes payable	(3,206)	(3,191)
Net cash used in financing activities	(10,475)	(8,889)
Change in cash and cash equivalents	(31,400)	(5,346)
Cash and cash equivalents - beginning of period	53,949	35,144
Cash and cash equivalents - end of period	$22,549	$29,798

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2018

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

Lane Venture Acquisition

On December 21, 2017, we purchased certain assets and assumed certain liabilities of Lane Venture from Heritage Home Group, LLC. Lane Venture is being operated as a component of our wholesale segment (see Note 3, Business Combinations). Results of operations for the Lane Venture business are included in our condensed consolidated statements of income since the date of acquisition.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and six months ended May 26, 2018 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 25, 2017.

Income Taxes and Impact of the Tax Cuts and Jobs Act

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

On December 22, 2017, The Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced the federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018 for all corporate taxpayers, while most other provisions of the Act take effect for fiscal years beginning on or after January 1, 2018. Therefore, we will compute our income tax expense for fiscal 2018 using a blended federal statutory rate of 22.2%. The 21% federal statutory rate, as well as certain other provisions of the Act including the elimination of the domestic manufacturing deduction and new limitations on certain business deductions, will apply to our 2019 fiscal year and thereafter.

The federal rate reduction has had a significant impact on our provision for income taxes for the three and six months ended May 26, 2018. Our effective tax rates for the three and six months ended May 26, 2018 of 21.3% and 51.4%, respectively, differ from the fiscal 2018 blended federal statutory rate of 22.2% primarily due to a discrete charge (benefit) of ($155) and $2,032, respectively, arising from the re-measurement of our deferred tax assets. Other items impacting our effective tax rate for the three and six months ended May 26, 2018 include the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation of $16 and $197, respectively, non-taxable life insurance proceeds of $266 during the second quarter, and the Section 199: Domestic Production Activities Deduction.

7 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2018

(Dollars in thousands except share and per share data)

Given the significance of the Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. Per SAB 118, the measurement period is deemed to have an earlier end date when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the updated tax law are expected to be recorded at the time a reasonable estimate for all, or a portion, of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

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

As of May 26, 2018, we were still assessing the overall impact that the Act will have on our financial statements and related disclosures. Therefore, the net charge for the re-measurement of our deferred tax assets was based on reasonable estimates and has been recorded as a provisional amount in accordance with SAB 118. We may alter our estimates during the remainder of fiscal 2018 as we continue to process data to finalize the underlying calculations and also analyze other provisions of the Act to determine if they will impact our effective tax rate in fiscal 2018 or in the future. We will continue to refine our adjustments through the permissible measurement period as described above.

Our effective tax rates for the three and six months ended May 27, 2017 of 35.8% and 33.2%, respectively, differed from the federal statutory rate of 35% primarily due to the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation of $327 during the six months ended May 27, 2017 and the Section 199: Domestic Production Activities Deduction.

Adoption of Accounting Standards Update No. 2018-02

The Act has also had a significant impact on the income tax effect of pension costs included in our accumulated other comprehensive loss at November 25, 2017 due to the reduction in Federal statutory rates. Therefore we have adopted Accounting Standards Update 2018-02 (see Note 14, Recent Accounting Pronouncements) effective as of the beginning of fiscal 2018 and have elected to reclassify the income tax effects of the Act from accumulated other comprehensive loss to retained earnings. Accordingly, during the six months ended May 26, 2018 we reclassified $545 of tax benefits associated with pension costs from accumulated other comprehensive loss to retained earnings.

8 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2018

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

The allocation of the fair value of the acquired business was based on a preliminary valuation. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of the preliminary allocation of the fair value of consideration transferred that are not yet finalized relate to the fair values of certain tangible and intangible assets acquired and the residual goodwill. During the three months ended May 26, 2018, we recorded measurement period adjustments to increase the opening value of inventory and accrued liabilities by $168 and $38, respectively, resulting in a reduction of recognized goodwill of $129. The preliminary allocation of the $15,556 all-cash purchase price to the acquired assets and liabilities of the Lane Venture business, including measurement period adjustments, is as follows:

Allocation of the fair value of consideration transferred:
Identifiable assets acquired:
Accounts receivable, net of reserve (Note 5)	$1,357
Inventory, net of reserve (Note 6)	3,921
Prepaid expenses and other current assets	37
Intangible assets	7,360
Total identifiable assets acquired	12,675
Liabilities assumed:
Accounts payable	(357)
Other accrued liabilities	(852)
Total liabilities assumed	(1,209)
Net identifiable assets acquired	11,466
Goodwill	4,090
Total net assets acquired	$15,556

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

A portion of the fair value of the consideration transferred has been provisionally assigned to identifiable intangible assets as follows:

	Useful Life
Description	In Years	Fair Value

Trade name	Indefinite	$6,848
Customer relationships	9	512

Total acquired intangible assets		$7,360

The finite-lived intangible asset is being amortized on a straight-line basis over its estimated useful life. The indefinite-lived intangible asset and goodwill are not amortized but will be tested for impairment annually or between annual tests if an indicator of impairment exists.

9 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2018

(Dollars in thousands except share and per share data)

The fair values of consideration transferred and net assets acquired were determined using a combination of Level 2 and Level 3 inputs as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. See Note 4.

Acquisition costs related to the Lane Venture acquisition totaled $26 and $254 during the three and six months ended May 26, 2018, respectively, and are included in selling, general and administrative expenses in the condensed consolidated statements of income. Additional acquisition costs related to Lane Venture are not expected to be significant during the remainder of fiscal 2018. The acquisition costs are primarily related to legal, accounting and valuation services.

The pro forma impact of the acquisition and the results of operations attributable to Lane Venture since the acquisition have not been presented because they are not material to our consolidated results of operations for the three and six month periods ended May 26, 2018 and May 27, 2017.

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

The pro forma impact of the acquisition and the results of operations for the Columbus store since acquisition were not material to our consolidated results of operations for the three and six months ended May 27, 2017.

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

Investments

Our short-term investments of $23,125 at both May 26, 2018 and November 25, 2017 consisted of certificates of deposit (CDs) with original terms averaging ten months, bearing interest at rates ranging from 0.10% to 1.89%. At May 26, 2018, the weighted average remaining time to maturity of the CDs was approximately two months and the weighted average yield of the CDs was approximately 1.40%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at May 26, 2018 and November 25, 2017 approximates their fair value.

10 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2018

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

5. Accounts Receivable

Accounts receivable consists of the following:

	May 26, 2018	November 25, 2017
Gross accounts receivable	$21,645	$20,257
Allowance for doubtful accounts	(1,026)	(617)
Accounts receivable, net	$20,619	$19,640

Activity in the allowance for doubtful accounts for the six months ended May 26, 2018 was as follows:

2018

Balance at November 25, 2017	$617
Acquired allowance on accounts receivable (Note 3)	200
Additions charged to expense	254
Write-offs and other reductions	(45)
Balance at May 26, 2018	$1,026

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 4.

11 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2018

(Dollars in thousands except share and per share data)

6. Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories and those applicable to Lane Venture are determined using the first-in, first-out (FIFO) method.

Inventories were comprised of the following:

	May 26, 2018	November 25, 2017
Wholesale finished goods	$28,437	$26,145
Work in process	434	388
Raw materials and supplies	15,995	11,808
Retail merchandise	27,473	26,173
Total inventories on first-in, first-out method	72,339	64,514
LIFO adjustment	(8,351)	(8,143)
Reserve for excess and obsolete inventory	(1,902)	(1,895)
	$62,086	$54,476

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 25, 2017	$1,618	$277	$1,895
Acquired reserve on inventory (Note 3)	400	-	400
Additions charged to expense	702	233	935
Write-offs	(1,100)	(228)	(1,328)
Balance at May 26, 2018	$1,620	$282	$1,902

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2018 and do not anticipate that our methodology is likely to change in the future.

12 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2018

(Dollars in thousands except share and per share data)

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	May 26, 2018
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(699)	$2,851
Technology - customized applications	834	(397)	437

Total intangible assets subject to amortization	4,384	(1,096)	3,288

Intangibles not subject to amortization:
Trade names	9,338	-	9,338
Goodwill	15,990	-	15,990

Total goodwill and other intangible assets	$29,712	$(1,096)	$28,616

	November 25, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,038	$(574)	$2,464
Technology - customized applications	834	(337)	497

Total intangible assets subject to amortization	3,872	(911)	2,961

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,900	-	11,900

Total goodwill and other intangible assets	$18,262	$(911)	$17,351

Changes in the carrying amounts of goodwill by reportable segment during the quarters ended May 26, 2018 were as follows:

	Wholesale	Retail	Logistics	Total

Balance as of November 25, 2017	$5,045	$1,926	$4,929	$11,900
Goodwill arising from acquisition of Lane Venture (Note 3)	4,090	-	-	4,090

Balance as of May 26, 2018	$9,135	$1,926	$4,929	$15,990

The goodwill recognized in connection with our acquisition of Lane Venture remains subject to future adjustments before the close of the measurement period in the first quarter of fiscal 2019. See Note 3, Business Combinations, for additional information regarding the acquisition of Lane Venture. There were no accumulated impairment losses on goodwill as of May 26, 2018 or November 25, 2017.

13 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2018

(Dollars in thousands except share and per share data)

Amortization expense associated with intangible assets during the three and six months ended May 26, 2018 and May 27, 2017 was as follows:

	Quarter Ended		Six Months Ended
	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017

Intangible asset amortization expense	$95	$80	$185	$161

Estimated future amortization expense for intangible assets that exist at May 26, 2018 is as follows:

Remainder of fiscal 2018	$189
Fiscal 2019	379
Fiscal 2020	379
Fiscal 2021	379
Fiscal 2022	279
Fiscal 2023	259
Thereafter	1,424

Total	$3,288

8. Notes Payable and Bank Credit Facility

Our notes payable consist of the following:

May 26, 2018

Real estate notes payable	$541
Less current portion	(432)

Total long-term notes payable	$109

	November 25, 2017
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$3,000	$(13)	$2,987
Real estate notes payable	747	-	747

Total notes payable	3,747	(13)	3,734
Less current portion	(3,418)	13	(3,405)

Total long-term notes payable	$329	$-	$329

The future maturities of our notes payable are as follows:

Remainder of fiscal 2018	$212
Fiscal 2019	329
$541

Zenith Acquisition Note Payable

The final installment of the Zenith acquisition note was paid in full on February 2, 2018. Interest expense resulting from the amortization of the discount was $13 for the six months ended May 26, 2018 and $19 and $57 for the three and six months ended May 27, 2017, respectively.

14 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2018

(Dollars in thousands except share and per share data)

Real Estate Notes Payable

Certain of our retail real estate properties have been financed through commercial mortgages with outstanding principal totaling $541 and $747 at May 26, 2018 and November 25, 2017, respectively. The mortgages bear interest at fixed rates of 6.73%. They are collateralized by the respective properties with net book values totaling approximately $5,663 and $5,727 at May 26, 2018 and November 25, 2017, respectively. The current portion of these mortgages due within one year was $432 and $418 as of May 26, 2018 and November 25, 2017, respectively.

Fair Value

We believe that the carrying amount of our notes payable approximates fair value at both May 26, 2018 and November 25, 2017. In estimating the fair value, we utilize current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 3.

Bank Credit Facility

Our credit facility with our bank provides for a line of credit of up to $15,000. This credit facility, which matures in December of 2018, is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future.

At May 26, 2018, we had $2,249 outstanding under standby letters of credit against our line, leaving availability under our credit line of $12,751. In addition, we have outstanding standby letters of credit with another bank totaling $381.

9. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $11,329 and $11,337 as of May 26, 2018 and November 25, 2017, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to certain management employees in the amount of $400 each. The liability for the LTC Awards was $1,032 and $985 as of May 26, 2018 and November 25, 2017, respectively.

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	May 26, 2018	November 25, 2017
Accrued compensation and benefits	$778	$778
Post employment benefit obligations	11,583	11,544

Total pension liability	$12,361	$12,322

15 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2018

(Dollars in thousands except share and per share data)

Components of net periodic pension costs for our defined benefit plans for the three and six months ended May 26, 2018 and May 27, 2017 are as follows:

	Quarter Ended		Six Months Ended
	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017
Service cost	$49	$49	$98	$87
Interest cost	105	114	210	222
Amortization of prior service costs	31	24	62	24
Amortization of transition obligation	11	11	22	21
Amortization of loss	65	83	130	166

Net periodic pension cost	$261	$281	$522	$520

The components of net periodic pension cost other than the service cost component are included in other loss, net in our condensed consolidated statements of income.

Deferred Compensation Plans

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,877 and $1,916 as of May 26, 2018 and November 25, 2017, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan in the second quarter of fiscal 2017. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $485 and $139 as of May 26, 2018 and November 25, 2017, respectively.

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	May 26, 2018	November 25, 2017
Accrued compensation and benefits	$274	$274
Post employment benefit obligations	2,088	1,782

Total deferred compensation liability	$2,362	$2,056

We recognized expense under our deferred compensation arrangements during the three and six months ended May 26, 2018 and May 27, 2017 as follows:

	Quarter Ended		Six Months Ended
	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017
Deferred compensation expense	$80	$82	$159	$136

16 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2018

(Dollars in thousands except share and per share data)

10. Other Gains and Losses

Fiscal 2018

Sale of Retail Location

In May 2018 we sold the land and building occupied by our Spring, Texas retail store in connection with the eventual relocation of the store to another site in the Houston market. We received net cash proceeds of $2,463 from the sale, resulting in a gain of $165 recognized during the three and six months ended May 26, 2018 which is included in income from operations in our accompanying condensed consolidated statements of income.

Fiscal 2017

Gain on Sale of Investment

In 1985, we acquired a minority interest in a privately-held, start-up provider of property and casualty insurance for $325. We have accounted for this investment on the cost method and included it in other long-term assets in our condensed consolidated balance sheet. In April 2017 we sold our interest for $3,592 in cash, resulting in a gain of $3,267 recognized for the three and six months ended May 27, 2017.

Impairment of Investment in Real Estate

We own a building in Chesterfield County, Virginia that was formerly leased to a licensee for the operation of a BHF store. The building is subject to a ground lease that expires in 2020, with additional renewal options. Since 2012, we have leased the building to another party who is, as of recently, paying less than the full amount of the lease obligation, resulting in rental income insufficient to cover our ground lease obligation. Efforts to sell our interest in the building have been unsuccessful to date. We have also concluded that, absent a significant cash investment in the building, the likelihood of locating another tenant at a rent that would provide positive cash flow in excess of the ground lease expense is remote. In addition, we obtained an appraisal during the quarter ended May 27, 2017 which indicated that the value of the building had significantly decreased and was now minimal. Given these circumstances, we concluded that we were unlikely to renew the ground lease in 2020 and were therefore likely vacate the property at that time. Consequently, we recorded a non-cash impairment charge of $1,084 for the three and six months ended May 27, 2017 to write off the value of the building.

17 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2018

(Dollars in thousands except share and per share data)

11. Commitments and Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15 years. Some store leases contain contingent rental provisions based upon sales volume. Our transportation equipment leases have terms ranging from two to seven years with fixed monthly rental payments plus variable charges based upon mileage. The following schedule shows future minimum lease payments under non-cancellable operating leases with terms in excess of one year as of May 26, 2018:

	Retail Stores	Distribution Centers	Transportation Equipment	Total

Remainder of fiscal 2018	$12,156	$2,635	$1,521	$16,312
Fiscal 2019	24,486	4,237	2,750	31,473
Fiscal 2020	22,887	3,495	2,486	28,868
Fiscal 2021	19,855	2,771	1,552	24,178
Fiscal 2022	16,993	2,583	1,346	20,922
Fiscal 2023	14,136	1,517	637	16,290
Thereafter	41,344	438	559	42,341
Total future minimum lease payments	$151,857	$17,676	$10,851	$180,384

In connection with our long-term real estate leases, our liability for accrued straight-line rent expense was $5,232 and $4,821 at May 26, 2018 and November 25, 2017, respectively, and is included in other accrued liabilities in our condensed consolidated balance sheets.

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,360 and $2,743 at May 26, 2018 and November 25, 2017, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at May 26, 2018 and November 25, 2017 was not material.

18 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2018

(Dollars in thousands except share and per share data)

12. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended May 26, 2018:

Basic earnings per share	$4,289	10,701,154	$0.40
Add effect of dilutive securities:
Options and restricted shares	-	40,182	-
Diluted loss per share	$4,289	10,741,336	$0.40

For the quarter ended May 27 2017:

Basic earnings per share	$5,842	10,648,033	$0.55
Add effect of dilutive securities:
Options and restricted shares	-	74,293	(0.01)
Diluted earnings per share	$5,842	10,722,326	$0.54

For the six months ended May 26, 2018:

Basic earnings per share	$3,376	10,693,815	$0.32
Add effect of dilutive securities:
Options and restricted shares	-	53,936	(0.01)
Diluted earnings per share	$3,376	10,747,751	$0.31

For the six months ended May 27, 2017:

Basic earnings per share	$8,703	10,630,836	$0.82
Add effect of dilutive securities:
Options and restricted shares	-	88,009	(0.01)
Diluted earnings per share	$8,703	10,718,845	$0.81

For the three and six months ended May 26, 2018 and May 27, 2017, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Six Months Ended
	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017

Unvested shares	5,292	-	5,292	6,538

19 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2018

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

●

Logistical services. Our logistical services segment reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statements of income. Zenith’s total operating costs, including those associated with providing logistical services to the Company as well as to third-party customers, are included in selling, general and administrative expenses and were $24,640 and $49,559 for the three and six months ended May 26, 2018, and $23,828 and $46,388 for the three and six months ended May 27, 2017, respectively.

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

20 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2018

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Six Months Ended
	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017
Sales Revenue
Wholesale	$63,788	$62,293	$126,888	$124,268
Retail - Company-owned stores	68,682	67,144	133,343	128,737
Logistical services	24,929	24,626	50,178	46,960
Inter-company eliminations:
Furniture and accessories	(29,795)	(29,143)	(61,433)	(59,013)
Logistical services	(10,624)	(10,795)	(21,724)	(20,935)
Consolidated	$116,980	$114,125	$227,252	$220,017

Income from Operations
Wholesale	$3,039	$4,783	$6,103	$10,676
Retail - Company-owned stores	1,626	1,367	113	24
Logistical services	289	798	619	572
Inter-company elimination	709	652	878	992
Consolidated	$5,663	$7,600	$7,713	$12,264

Depreciation and Amortization
Wholesale	$757	$664	$1,460	$1,308
Retail - Company-owned stores	1,536	1,496	3,064	2,968
Logistical services	1,091	1,195	2,164	2,430
Consolidated	$3,384	$3,355	$6,688	$6,706

Capital Expenditures
Wholesale	$1,113	$2,218	$2,330	$3,845
Retail - Company-owned stores	1,854	1,211	4,455	4,914
Logistical services	737	133	877	413
Consolidated	$3,704	$3,562	$7,662	$9,172

	As of	As of
Identifiable Assets	May 26, 2018	November 25, 2017
Wholesale	$139,906	$152,181
Retail - Company-owned stores	89,859	89,271
Logistical services	51,583	52,296
Consolidated	$281,348	$293,748

21 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2018

(Dollars in thousands except share and per share data)

14. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. In addition, during 2016 the FASB has issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, all of which clarify certain implementation guidance within ASU 2014-09, and ASU 2016-11, which rescinds certain SEC guidance within the ASC effective upon an entity’s adoption of ASU 2014-09. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. Therefore the amendments in ASU 2014-09 will become effective for us as of the beginning of our 2019 fiscal year. In order to evaluate the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements, we have conducted a comprehensive review of the significant revenue streams across our wholesale, retail and logistical services reportable segments. The focus of this review included, among other things, the identification of the significant contracts and other arrangements we have with our customers to identify significant performance obligations, factors affecting the determination of transaction price, such as variable consideration, and factors affecting the classification of receipts as revenue, such as principal versus agent considerations. We are currently finalizing our assessment of the impact that adoption will have on our consolidated financial statements. While we have not yet made a determination as to the impact on our financial position or results of operations, we do anticipate incorporating additional disclosures, primarily related to disaggregation of revenue. We are also in the process of implementing the necessary changes to our accounting policies, procedures and controls with respect to these contracts and arrangements as required by the adoption of ASU 2014-09. We currently anticipate adopting this standard as of the beginning of our 2019 fiscal year using the full retrospective method of adoption.

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

22 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2018

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

23 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 26, 2018

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

24 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 26, 2018

(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 116-year history has instilled the principles of quality, value, and integrity in everything we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and meet the demands of a global economy.

With 95 BHF stores at May 26, 2018, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We also own Zenith Freight Lines, LLC (“Zenith”) which provides logistical services to both the wholesale and retail operations at Bassett along with other furniture manufacturers and retailers. Zenith delivers best-of-class shipping and logistical support services that are uniquely tailored to the needs of Bassett and the furniture industry, as well as the ability to provide the expedited delivery service which is increasingly demanded by our industry. Zenith operates seven regional freight hubs and 14 home delivery centers in 13 states. Approximately 57% of Zenith’s revenue is generated from services provided to non-Bassett customers.

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

At May 26, 2018, our BHF store network included 64 Company-owned stores and 31 licensee-owned stores. During the second quarter of fiscal 2018, we opened a new store in El Paso, Texas, and a new licensee store was opened in La Jolla, California.

25 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 26, 2018

(Dollars in thousands except share and per share data)

We continue to execute our strategy of growing the Company through opening new stores, repositioning stores to improved locations within a market and closing underperforming stores. The following table shows planned store openings where leases have been executed:

		Size	Planned
Location	Type	Sq. Ft.	Opening
New Stores:
Daly City, CA	Licensed	9,000	Q3 2018
Coral Gables, FL	Corporate	10,000	Q3 2018
Frisco, TX	Corporate	15,000	Q4 2018
Boise, ID	Licensed	11,000	Q4 2018
Columbus, OH	Corporate	11,000	Q4 2018/Q1 2019
Tucson, AZ	Corporate	9,000	Q4 2018/Q1 2019

Repositionings:
Spring, TX to The Woodlands, TX	Corporate	12,000	Q4 2018/Q1 2019
Friendswood, TX to Baybrook Mall area in Friendswood, TX	Corporate	16,000	Q4 2018/Q1 2019

We also plan to open a new 16,000 square foot clearance center in Middletown, New York in the third quarter of 2018.  Because the nature of this store will differ significantly from the other stores in the BHF network, offering only clearance merchandise at reduced price points and without design consulting services, we will not include this location in our reporting of comparable store results in the future. In addition, lease negotiations are underway for new store locations that could result in additional openings during 2019 and beyond. With a track record of seven consecutive years of positive same store sales growth and our focus on store productivity, we believe that we can take our concept to new markets and consistently grow overall store count in the years to come.

As with any retail operation, prior to opening a new store we incur such expenses as rent, training costs and other payroll related costs. These costs generally range between $200 to $400 per store depending on the overall rent costs for the location and the period between the time when we take physical possession of the store space and the time of the store opening. Generally, rent payments during a buildout period between delivery of possession and opening of a new store are deferred and therefore straight line rent expense recognized during that time does not require cash. Inherent in our retail business model, we also incur losses in the two to three months of operation following a new store opening. Like other furniture retailers, we do not recognize a sale until the furniture is delivered to our customer. Because our retail business model does not involve maintaining a stock of retail inventory that would result in quick delivery and because of the custom nature of many of our furniture offerings, delivery to our customers usually occurs about 30 days after an order is placed. We generally require a deposit at the time of order and collect the remaining balance when the furniture is delivered, at which time the sale is recognized. Coupled with the previously discussed store pre-opening costs, total start-up losses can range from $400 to $600 per store. While our retail expansion is initially costly, we believe our site selection and new store presentation will generally result in locations that operate at or above a retail break-even level within a reasonable period of time following store opening. Factors affecting the length of time required to achieve this goal on a store-by-store basis may include the level of brand recognition, the degree of local competition and the depth of penetration in a particular market. Even as new stores ramp up to break-even, we do realize additional wholesale sales volume that leverages the fixed costs in our wholesale business. Because of the increased store openings in 2018, we expect to incur approximately $1,000 more in new store pre-opening costs and post-opening losses in 2018 than we incurred in 2017.

During 2018, we are focusing on our digital effort to improve the customers’ journey from the time they begin on our website to the final step of delivering the goods to their homes.  Today’s customers expect their digital experiences and communications to be personalized and highly-relevant, and catered to match their specific needs and preferences. We are laying the foundation to becoming more connected to our customers and to use the data and insights collected during the customer journey to create a more compelling customized customer experience. This year, we plan to invest in technology, including an order management system, and in digital talent who can direct the strategy, planning and daily business direction and critical decision making required for building a competitive omnichannel retail business.

26 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 26, 2018

(Dollars in thousands except share and per share data)

Results of Operations – Periods ended May 26, 2018 compared with periods ended May 27, 2017:

Net sales of furniture and accessories, logistics revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense, other charges and income from operations were as follows for the three and six months ended May 26, 2018 and May 27, 2017:

	Quarter Ended				Change		Six Months Ended				Change
	May 26, 2018		May 27, 2017		Dollars	Percent	May 26, 2018		May 27, 2017		Dollars	Percent

Sales revenue:
Furniture and accessories	$102,675	87.8%	$100,294	87.9%	$2,381	2.4%	$198,798	87.5%	$193,992	88.2%	$4,806	2.5%
Logistics revenue	14,305	12.2%	13,831	12.1%	474	3.4%	28,454	12.5%	26,025	11.8%	2,429	9.3%
Total sales revenue	116,980	100.0%	114,125	100.0%	2,855	2.5%	227,252	100.0%	220,017	100.0%	7,235	3.3%
Cost of furniture and accessories sold	45,660	39.0%	44,981	39.4%	679	1.5%	88,929	39.1%	86,879	39.5%	2,050	2.4%
SG&A expenses	65,456	56.0%	61,075	53.5%	4,381	7.2%	129,707	57.1%	119,599	54.4%	10,108	8.5%
New store pre-opening costs	201	0.2%	469	0.4%	(268)	-57.1%	903	0.3%	1,275	0.6%	(372)	-29.2%

Income from operations	$5,663	4.8%	$7,600	6.7%	$(1,937)	-25.5%	$7,713	3.5%	$12,264	5.6%	$(4,551)	-37.1%

Refer to the segment information which follows for a discussion of the significant factors and trends affecting our results of operations for the three and six months ended May 26, 2018 as compared with the prior year periods.

27 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 26, 2018

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

Logistical services. Our logistical services segment reflects the operations of Zenith. In addition to providing shipping, delivery and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statements of income. Zenith’s operating costs are included in selling, general and administrative expenses.

28 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 26, 2018

(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income from operations in the consolidation of our segment results:

	Quarter Ended May 26, 2018
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$63,788	$68,682	$-	$(29,795)	(1)	$102,675
Logistics	-	-	24,929	(10,624)	(2)	14,305
Total sales revenue	63,788	68,682	24,929	(40,419)		116,980
Cost of furniture and accessories sold	42,821	32,929	-	(30,090)	(3)	45,660
SG&A expense	17,928	33,926	24,640	(11,038)	(4)	65,456
New store pre-opening costs	-	201	-	-		201
Income from operations	$3,039	$1,626	$289	$709		$5,663

	Quarter Ended May 27, 2017
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$62,293	$67,144	$-	$(29,143)	(1)	$100,294
Logistics	-	-	24,626	(10,795)	(2)	13,831
Total sales revenue	62,293	67,144	24,626	(39,938)		114,125
Cost of furniture and accessories sold	41,222	33,072	-	(29,313)	(3)	44,981
SG&A expense	16,288	32,236	23,828	(11,277)	(4)	61,075
New store pre-opening costs	-	469	-	-		469
Income from operations	$4,783	$1,367	$798	$652		$7,600

29 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 26, 2018

(Dollars in thousands except share and per share data)

	Six Months Ended May 26, 2018
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$126,888	$133,343	$-	$(61,433)	(1)	$198,798
Logistics	-	-	50,178	(21,724)	(2)	28,454
Total sales revenue	126,888	133,343	50,178	(83,157)		227,252
Cost of furniture and accessories sold	85,465	64,923	-	(61,459)	(3)	88,929
SG&A expense	35,320	67,404	49,559	(22,576)	(4)	129,707
New store pre-opening costs	-	903	-	-		903
Income from operations	$6,103	$113	$619	$878		$7,713

	Six Months Ended May 27, 2017
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$124,268	$128,737	$-	$(59,013)	(1)	$193,992
Logistics	-	-	46,960	(20,935)	(2)	26,025
Total sales revenue	124,268	128,737	46,960	(79,948)		220,017
Cost of furniture and accessories sold	81,392	64,531	-	(59,044)	(3)	86,879
SG&A expense	32,200	62,907	46,388	(21,896)	(4)	119,599
New store pre-opening costs	-	1,275	-	-		1,275
Income from operations	$10,676	$24	$572	$992		$12,264

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale and retail segments.
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

(4)

Represents the elimination of rent paid by our retail stores occupying Company-owned real estate, and the elimination of logisitcal services charged by Zenith to Bassett's retail and wholesale segments as follows:

	Quarter Ended		Six Months Ended
	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017

Intercompany logistical services	$(10,624)	$(10,795)	$(21,724)	$(20,935)
Intercompany rents	(414)	(482)	(852)	(961)

Total SG&A expense elimination	$(11,038)	$(11,277)	$(22,576)	$(21,896)

30 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 26, 2018

(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the three and sixth months ended May 26, 2018 and May 27, 2017 are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 26, 2018		May 27, 2017		Dollars	Percent	May 26, 2018		May 27, 2017		Dollars	Percent

Net sales	$63,788	100.0%	$62,293	100.0%	$1,495	2.4%	$126,888	100.0%	$124,268	100.0%	$2,620	2.1%
Gross profit	20,967	32.9%	21,071	33.8%	(104)	-0.5%	41,423	32.6%	42,876	34.5%	(1,453)	-3.4%
SG&A expenses	17,928	28.1%	16,288	26.1%	1,640	10.1%	35,320	27.8%	32,200	25.9%	3,120	9.7%

Income from operations	$3,039	4.8%	$4,783	7.7%	$(1,744)	-36.5%	$6,103	4.8%	$10,676	8.6%	$(4,573)	-42.8%

Quarterly Analysis of Results - Wholesale

The increase in net sales was driven by the addition of $3,344 of revenue for Lane Venture, acquired during the first quarter of 2018, partially offset by a 3.8% decrease in furniture shipments to the Bassett Home Furnishings network and a 1.6% decrease in shipments to the open market (outside the Bassett Home Furnishings network and excluding shipments from Lane Venture) as compared to the prior year period. A much smaller component of our wholesale revenues, shipments of wholesale accessories, increased 17% over the prior year period. Gross margins for the wholesale segment were 32.9% for the second quarter of 2018 compared to 33.8% for the prior year quarter. This decrease was primarily driven by lower margins in the Bassett Custom Upholstery operations, excluding Lane Venture, due to continued higher materials costs coupled with lower absorption of fixed costs due to lower volumes, partially offset by improved margins in the Bassett Custom Wood operations due to operational efficiencies. In June 2018, we implemented targeted price increases to our custom upholstery line to mitigate the effects of the cost increases. Wholesale SG&A increased as a percentage of sales over the prior year period primarily driven by planned higher digital marketing and other brand development costs coupled with the shift in timing of certain marketing costs that occurred in the third quarter of the prior year.

Year-to-date Analysis of Results – Wholesale

The increase in net sales was driven by the addition of $4,004 of revenue for Lane Venture, acquired during the first quarter of 2018, along with a 3.1% increase in furniture shipments to the open market (outside the Bassett Home Furnishings network and excluding shipments from Lane Venture), partially offset by a 3.3% decrease in furniture shipments to the Bassett Home Furnishings network as compared to the prior year period. A much smaller component of our wholesale revenues, shipments of wholesale accessories, increased 34.9% over the prior year period. Gross margins for the wholesale segment were 32.6% for the first half of 2018 compared to 34.5% for the prior year period. This decrease was primarily driven by lower margins in the Bassett Custom Upholstery operations, excluding Lane Venture, due to continued higher materials costs coupled with lower absorption of fixed costs due to lower volumes partially offset by improved margins in the Bassett Custom Wood operations due to operational efficiencies. In June 2018, we implemented targeted price increases to our custom upholstery line to mitigate the effects of the cost increases. Wholesale SG&A increased as a percentage of sales over the prior year period primarily driven by planned higher digital marketing and other brand development costs coupled with the shift in timing of certain marketing costs that occurred in the third quarter of the prior year. In addition, we incurred $254 of one-time acquisition costs along with other startup costs associated with the Lane Venture operation.

Wholesale shipments by type:
	Quarter Ended				Change		Six Months Ended				Change
	May 26, 2018		May 27, 2017		Dollars	Percent	May 26, 2018		May 27, 2017		Dollars	Percent

Bassett Custom Upholstery	$36,506	57.2%	$35,386	56.8%	$1,120	3.2%	$70,074	55.2%	$68,848	55.4%	$1,226	1.8%
Bassett Leather	5,082	8.0%	5,474	8.8%	(392)	-7.2%	11,606	9.1%	$11,055	8.9%	551	5.0%
Bassett Custom Wood	11,184	17.5%	10,998	17.7%	186	1.7%	22,171	17.5%	20,869	16.8%	1,302	6.2%
Bassett Casegoods	9,948	15.6%	9,524	15.3%	424	4.5%	20,745	16.3%	21,797	17.5%	(1,052)	-4.8%
Accessories	1,068	1.7%	911	1.5%	157	17.2%	2,292	1.8%	1,699	1.4%	593	34.9%
Total	$63,788	100.0%	$62,293	100.0%	$1,495	2.4%	$126,888	100.0%	$124,268	100.0%	$2,620	2.1%

31 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 26, 2018

(Dollars in thousands except share and per share data)

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $15,525 at May 26, 2018 as compared with $16,095 at May 27, 2017.

Retail – Company-owned Stores Segment

Results for the retail segment for the three and six months ended May 26, 2018 and May 27, 2017 are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 26, 2018		May 27, 2017		Dollars	Percent	May 26, 2018		May 27, 2017		Dollars	Percent

Net sales	$68,682	100.0%	$67,144	100.0%	$1,538	2.3%	$133,343	100.0%	$128,737	100.0%	$4,606	3.6%
Gross profit	35,753	52.1%	34,072	50.7%	1,681	4.9%	68,420	51.3%	64,206	49.9%	4,214	6.6%
SG&A expenses	33,926	49.4%	32,236	48.0%	1,690	5.2%	67,404	50.5%	62,907	48.9%	4,497	7.1%
New store pre-opening costs	201	0.3%	469	0.7%	(268)	-57.1%	903	0.7%	1,275	1.0%	(372)	-29.2%
Income from operations	$1,626	2.4%	$1,367	2.0%	$259	18.9%	$113	0.1%	$24	0.0%	$89	370.8%

Results for comparable stores† (53 stores for the quarter) are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 26, 2018		May 27, 2017		Dollars	Percent	May 26, 2018		May 27, 2017		Dollars	Percent

Net sales	$60,058	100.0%	$61,132	100.0%	$(1,074)	-1.8%	$118,910	100.0%	$118,106	100.0%	$804	0.7%
Gross profit	31,226	52.0%	31,094	50.9%	132	0.4%	61,028	51.3%	59,263	50.2%	1,765	3.0%
SG&A expenses	28,563	47.6%	28,325	46.3%	238	0.8%	57,589	48.4%	56,579	47.9%	1,010	1.8%
Income from operations	$2,663	4.4%	$2,769	4.5%	$(106)	-3.8%	$3,439	2.9%	$2,684	2.3%	$755	28.1%

† “Comparable” stores include only those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 26, 2018		May 27, 2017		Dollars	Percent	May 26, 2018		May 27, 2017		Dollars	Percent

Net sales	$8,624	100.0%	$6,012	100.0%	$2,612	43.4%	$14,433	100.0%	$10,631	100.0%	$3,802	35.8%
Gross profit	4,527	52.5%	2,978	49.5%	1,549	52.0%	7,392	51.2%	4,943	46.5%	2,449	49.5%
SG&A expenses	5,363	62.2%	3,911	65.1%	1,452	37.1%	9,815	68.0%	6,328	59.5%	3,487	55.1%
New store pre-opening costs	201	2.3%	469	7.8%	(268)	-57.1%	903	6.3%	1,275	12.0%	(372)	-29.2%
Loss from operations	$(1,037)	-12.0%	$(1,402)	-23.3%	$365	-26.0%	$(3,326)	-23.0%	$(2,660)	-25.0%	$(666)	25.0%

Quarterly Analysis of Results - Retail

The second quarter 2018 increase in net sales for the 64 Company-owned stores over the prior year was comprised of a $2,612 increase in non-comparable store sales partially offset by a 1.8% decrease in comparable store sales.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores decreased by 2.6% for the second quarter of 2018 as compared to the second quarter of 2017.

32 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 26, 2018

(Dollars in thousands except share and per share data)

The increase in comparable store gross margins to 52.0% in the second quarter of 2018 from 50.9% in the prior year period is primarily due to improved pricing strategies and product mix. SG&A expenses as a percentage of sales for comparable stores increased over 2017 due primarily to higher personnel and health care costs.

We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $400 to $600 per store. During the second quarter of 2018 we incurred $411 of post-opening losses associated with the four new stores opened during the first and second quarters compared with $730 of post-opening losses during the second quarter of 2017.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Year-to-date Analysis of Results - Retail

The six month increase in net sales for the 64 Company-owned stores over the prior year was comprised of a 0.7% increase in comparable store sales along with a $3,802 increase in non-comparable store sales.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores decreased by 2.6% for the first half of 2018 as compared to prior year period.

The increase in comparable store gross margins to 51.3% for the first half of 2018 from 50.2% in the prior year period is primarily due to improved pricing strategies and product mix. SG&A expenses as a percentage of sales for comparable stores increased over 2017 due primarily to higher personnel and health care costs.

We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $400 to $600 per store. During the first half of 2018 we incurred $1,151 of post-opening losses associated with the six new stores opened during the first half of 2018 and late 2017 compared with $730 of post-opening losses during the first half of 2017.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $28,697, or an average of $448 per open store at May 26, 2018 as compared with a retail backlog of $30,065, or an average of $485 per open store at May 27, 2017.

33 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 26, 2018

(Dollars in thousands except share and per share data)

Logistical Services Segment

Results for our logistical services segment for the three and six months ended May 26, 2018 and May 27, 2017 are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 26, 2018		May 27, 2017		Dollars	Percent	May 26, 2018		May 27, 2017		Dollars	Percent

Logistical services revenue	$24,929	100.0%	$24,626	100.0%	$303	1.2%	$50,178	100.0%	$46,960	100.0%	$3,218	6.9%
Operating expenses	24,640	98.8%	23,828	96.8%	812	3.4%	49,559	98.8%	46,388	98.8%	3,171	6.8%

Income from operations	$289	1.2%	$798	3.2%	$(509)	-63.8%	$619	1.2%	$572	1.2%	$47	8.2%

Quarterly Analysis of Operations – Logistical Services

Zenith’s 2018 increase in revenue over the second quarter of 2017 resulted from a 3.4% increase in revenue from non-Bassett customers partially offset by a 1.6% decline in revenue from Bassett. Zenith’s operating profit decreased primarily due to increased fleet insurance costs due to claims experience, higher fuel costs and inefficiencies in the final mile operations. Operating expenses for the three months ended May 26, 2018 and May 27, 2017 include non-cash depreciation and amortization charges of $1,091 and $1,195, respectively.

Year-to-date Analysis of Operations – Logistical Services

Zenith’s 2018 increase in revenue over the first half of 2017 resulted from a 9.3% increase in revenue from non-Bassett customers along with a 3.8% increase in revenue from Bassett. Zenith’s operating profit increased slightly over the first half of 2017 while remaining unchanged as a percentage of revenue. Improved load efficiency in the middle mile operations resulting in higher revenue per mile was offset by increased fleet insurance costs due to claims experience, higher fuel costs and inefficiencies in the final mile operations. Operating expenses for the three months ended May 26, 2018 and May 27, 2017 include non-cash depreciation and amortization charges of $2,164 and $2,430, respectively.

34 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 26, 2018

(Dollars in thousands except share and per share data)

Other Items Affecting Net Income

Other Loss, Net

Other loss, net, for the three and six months ended May 26, 2018 was $233 and $860, respectively, as compared to $678 and $1,411 for the three and six months ended May 27, 2017, respectively. The decreases for both the three and six month periods are primarily attributable to the recognition during the second quarter of 2018 of $266 in death benefits received from life insurance policies covering a former executive, along with lower interest expense due to overall lower levels of debt and increased interest income due to rising yields on our short-term investments compared to the prior year period.

Income Taxes and Impact of Tax Cuts and Jobs Act

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

On December 22, 2017, The Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced the federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018 for all corporate taxpayers, while most other provisions of the Act take effect for fiscal years beginning on or after January 1, 2018. Therefore, we will compute our income tax expense for fiscal 2018 using a blended federal statutory rate of 22.2%. The 21% federal statutory rate, as well as certain other provisions of the Act including the elimination of the domestic manufacturing deduction and new limitations on certain business deductions, will apply to our 2019 fiscal year and thereafter.

The federal rate reduction has had a significant impact on our provision for income taxes for the three and six months ended May 26, 2018. Our effective tax rates for the three and six months ended May 26, 2018 of 21.3% and 51.4%, respectively, differ from the fiscal 2018 blended Federal statutory rate of 22.2% primarily due to a discrete charge (benefit) of ($155) and $2,032, respectively, arising from the re-measurement of our deferred tax assets. Other items impacting our effective tax rate for the three and six months ended May 26, 2018 include the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation of $16 and $197, respectively, non-taxable life insurance proceeds of $266 during the second quarter of 2018, and the Section 199: Domestic Production Activities Deduction.

The charge for the re-measurement of our deferred tax assets was based on reasonable estimates and therefore has been recorded as a provisional amount. We may alter our estimates during the remainder of fiscal 2018 as we continue to process data to finalize the underlying calculations and also analyze other provisions of the Act to determine if they will impact our effective tax rate in fiscal 2018 or in the future. We will continue to refine our adjustments through the permissible measurement period, which is not to extend beyond one year from the enactment of the Act.

Our effective tax rates for the three and six months ended May 27, 2017 of 35.8% and 33.2%, respectively, differed from the federal statutory rate of 35% primarily due to the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation of $327 during the six months ended May 27, 2017 and the Section 199: Domestic Production Activities Deduction.

35 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 26, 2018

(Dollars in thousands except share and per share data)

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather challenging industry conditions, to allow us to take advantage of opportunities as market conditions change, and to execute our long-term retail strategies.

Cash Flows

Cash flow from operations for the first half of 2018 was a net use of $170 compared to cash provided by operations of $9,492 for the first half of 2017, representing a decrease of $9,662 in cash flows from operations. This decrease is primarily due to lower operating margins and changes in working capital as well as a cash flow deficit from the startup of Lane Venture.

Our overall cash position decreased by $31,400 during the first half of 2018. In addition to cash used in operations, we used $20,755 of cash in investing activities, primarily consisting of our $15,556 investment in Lane Venture and capital expenditures of $7,662 which included retail store relocations, retail store remodels, in-process spending on new stores, expanding and upgrading our manufacturing capabilities and additional material handling equipment for our logistical services operation, partially offset by $2,463 of proceeds from the sale of our retail location in Spring, Texas. Net cash used in financing activities was $10,475, including dividend payments of $6,124 and the final $3,000 installment payment on our Zenith acquisition note payable. With cash and cash equivalents and short-term investments totaling $45,674 on hand at May 26, 2018, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Our credit facility with our bank provides for a line of credit of up to $15,000. This credit facility, which matures in December of 2018, is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. At May 26, 2018, we had $2,249 outstanding under standby letters of credit against our line, leaving availability under our credit line of $12,751. In addition, we have outstanding standby letters of credit with another bank totaling $381.

At May 26, 2018 we have outstanding principal totaling $541 under real estate notes payable of which $432 matures within one year of the balance sheet date. See Note 8 to our condensed consolidated financial statements for additional details regarding these notes, including collateral and future maturities. We expect to satisfy these obligations as they mature using cash flow from operations or our available cash on hand.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. We had obligations of $180,384 at May 26, 2018 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,360 at May 26, 2018. See Note 11 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $20,303 at May 26, 2018. All other retail real estate that we own, consisting of locations formerly leased to our licensees and now leased to others, is included in other assets in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our wholesale segment, was $1,706 at May 26, 2018.

36 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 26, 2018

(Dollars in thousands except share and per share data)

The following table summarizes our total investment in retail real estate owned at May 26, 2018:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	9	223,570	$20,303

Investment real estate leased to others, included in other assets	2	41,021	1,706

Total Company investment in retail real estate	11	264,591	$22,009

(1)	Includes two properties encumbered under mortgages totalling $541 at May 26, 2018.

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

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 11 to our condensed consolidated financial statements for further information regarding certain contingencies as of May 26, 2018.

37 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 26, 2018

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $1,706 at May 26, 2018 for stores formerly operated by licensees as well as our holdings of $20,303 at May 26, 2018 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $2,360 which we have guaranteed on behalf of licensees as of May 26, 2018, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

38 of 42

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 26, 2018

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

39 of 42

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 26, 2018

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity for the three months ended May 26, 2018 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

February 25 - March 31, 2018	500	$28.98	500	$11,195
April 1 - April 28, 2018	2,834	$29.21	2,834	$11,112
April 29 - May 26, 2018	17,000	$28.33	17,000	$10,630

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 9, 2014, the Board of Directors increased the remaining limit of the repurchase plan to $20,000. At May 26, 2018, $10,630 remains available for stock repurchases under the plan.

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

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b – Chief Financial Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

40 of 42

PART II - OTHER INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 26, 2018

Exhibit 101.INS XBRL Instance

Exhibit 101.SCH XBRL Taxonomy Extension Schema

Exhibit 101.CAL XBRL Taxonomy Extension Calculation

Exhibit 101.DEF XBRL Taxonomy Extension Definition

Exhibit 101.LAB XBRL Taxonomy Extension Labels

Exhibit 101.PRE XBRL Taxonomy Extension Presentation

41 of 42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/              Robert H. Spilman, Jr.

Robert H. Spilman, Jr., Chairman and Chief Executive Officer

June 28, 2018

/s/               J. Michael Daniel

J. Michael Daniel, Senior Vice President and Chief Financial Officer

June 28, 2018

42 of 42