Form 10-Q
period 2018-08-25
BASSETT FURNITURE INDUSTRIES INC
filed 2018-09-27
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 25, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    X     No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer	X
Non-accelerated Filer	Smaller Reporting Company
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

At September 20, 2018, 10,638,409 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE PERIODS ENDED AUGUST 25, 2018 AND AUGUST 26, 2017 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Nine Months Ended

	August 25, 2018	August 26, 2017	August 25, 2018	August 26, 2017
Sales revenue:
Furniture and accessories	$99,807	$100,152	$298,605	$294,144
Logistics	13,149	14,109	41,603	40,134
Total sales revenue	112,956	114,261	340,208	334,278

Cost of furniture and accessories sold	44,821	45,320	133,750	132,199

Selling, general and administrative expenses excluding new store pre-opening costs	63,279	61,373	192,986	180,972
New store pre-opening costs	532	308	1,435	1,583
Income from operations	4,324	7,260	12,037	19,524

Gain on sale of investment	-	-	-	3,267
Impairment of investment in real estate	-	-	-	(1,084)
Other loss, net	(492)	(583)	(1,352)	(1,994)
Income before income taxes	3,832	6,677	10,685	19,713

Income tax expense	887	2,098	4,364	6,431

Net income	$2,945	$4,579	$6,321	$13,282

Retained earnings-beginning of period	140,934	135,947	139,378	129,388
Reclassification of certain tax effects from accumulated other comprehensive loss	-	-	545	-
Purchase and retirement of common stock	(1,036)	-	(1,036)
Cash dividends	(1,338)	(1,181)	(3,703)	(3,325)
Retained earnings-end of period	$141,505	$139,345	$141,505	$139,345

Basic earnings per share	$0.28	$0.43	$0.59	$1.25

Diluted earnings per share	$0.28	$0.43	$0.59	$1.24

Dividends per share	$0.125	$0.11	$0.345	$0.31

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED AUGUST 25, 2018 AND AUGUST 26, 2017 – UNAUDITED

(In thousands)

	Quarter Ended		Nine Months Ended

	August 25, 2018	August 26, 2017	August 25, 2018	August 26, 2017

Net income	$2,945	$4,579	$6,321	$13,282
Other comprehensive income:
Recognize prior service cost associated with Long Term Cash Awards (LTCA)	-	-	-	(932)
Amortization associated with Long Term Cash Awards (LTCA)	31	24	93	49
Income taxes related to LTCA	(8)	(9)	(24)	341
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	76	94	228	281
Income taxes related to SERP	(19)	(36)	(57)	(107)

Other comprehensive income, net of tax	80	73	240	(368)

Total comprehensive income	$3,025	$4,652	$6,561	$12,914

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 25, 2018 AND NOVEMBER 25, 2017

(In thousands)

	(Unaudited)
	August 25, 2018	November 25, 2017
Assets
Current assets
Cash and cash equivalents	$25,763	$53,949
Short-term investments	22,643	23,125
Accounts receivable, net	19,485	19,640
Inventories	63,726	54,476
Other current assets	8,724	8,192
Total current assets	140,341	159,382

Property and equipment, net	103,205	103,244

Deferred income taxes	5,773	8,393
Goodwill and other intangible assets	28,541	17,351
Other	6,624	5,378
Total long-term assets	40,938	31,122
Total assets	$284,484	$293,748

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,219	$21,760
Accrued compensation and benefits	13,434	14,670
Customer deposits	21,168	27,107
Dividends payable	-	3,759
Current portion of long-term debt	436	3,405
Other accrued liabilities	13,031	12,655
Total current liabilities	72,288	83,356

Long-term liabilities
Post employment benefit obligations	13,677	13,326
Notes payable	-	329
Other long-term liabilities	6,564	5,277
Total long-term liabilities	20,241	18,932

Stockholders’ equity
Common stock	53,326	53,690
Retained earnings	141,505	139,378
Additional paid-in capital	-	962
Accumulated other comprehensive loss	(2,876)	(2,570)
Total stockholders' equity	191,955	191,460
Total liabilities and stockholders’ equity	$284,484	$293,748

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 25, 2018 AND AUGUST 26, 2017 – UNAUDITED

(In thousands)

	Nine Months Ended
	August 25, 2018	August 26, 2017
Operating activities:
Net income	$6,321	$13,282
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,920	10,060
Provision for asset impairment charge	-	1,084
Gain on sale of property and equipment	(130)	(1,278)
Gain on sale of investment	-	(3,267)
Tenant improvement allowance received from lessors	2,220	1,165
Deferred income taxes	2,620	195
Other, net	490	516
Changes in operating assets and liabilities:
Accounts receivable	1,183	(1,018)
Inventories	(5,349)	(4,190)
Other current assets	(496)	1,919
Customer deposits	(5,939)	(4,424)
Accounts payable and accrued liabilities	196	654
Net cash provided by operating activities	11,036	14,698

Investing activities:
Purchases of property and equipment	(12,632)	(10,817)
Proceeds from sales of property and equipment	2,488	4,474
Cash paid for business acquisition	(15,556)	-
Proceeds from maturities and sales of investments	482	3,592
Acquisition of retail licensee store	-	(655)
Other	-	223
Net cash used in investing activities	(25,218)	(3,183)

Financing activities:
Cash dividends	(7,462)	(6,544)
Proceeds from the exercise of stock options	27	310
Other issuance of common stock	264	83
Repurchases of common stock	(2,848)	(83)
Taxes paid related to net share settlement of equity awards	(674)	(641)
Repayments of notes payable	(3,311)	(3,287)
Net cash used in financing activities	(14,004)	(10,162)
Change in cash and cash equivalents	(28,186)	1,353
Cash and cash equivalents - beginning of period	53,949	35,144
		.
Cash and cash equivalents - end of period	$25,763	$36,497

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 25, 2018

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

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and nine months ended August 25, 2018 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 25, 2017.

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

The federal rate reduction has had a significant impact on our provision for income taxes for the three and nine months ended August 25, 2018. Our effective tax rates for the three and nine months ended August 25, 2018 were 23.1% and 40.8%, respectively. Our effective tax rate for the nine months ended August 25, 2018 differs from the fiscal 2018 blended federal statutory rate of 22.2% primarily due to a discrete charge of $2,032 arising from the re-measurement of our deferred tax assets. Other items impacting our effective tax rates for the three and nine months ended August 25, 2018 include the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation of $26 and $223, respectively, non-taxable life insurance proceeds of $266 during the nine months ended August 25, 2018, and the Section 199: Domestic Production Activities Deduction.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 25, 2018

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

As of August 25, 2018, we were still assessing the overall impact that the Act will have on our financial statements and related disclosures. Therefore, the net charge for the re-measurement of our deferred tax assets was based on reasonable estimates and has been recorded as a provisional amount in accordance with SAB 118. We may alter our estimates during the remainder of fiscal 2018 as we continue to process data to finalize the underlying calculations and also analyze other provisions of the Act to determine if they will impact our effective tax rate in fiscal 2018 or in the future. We will continue to refine our adjustments through the permissible measurement period as described above.

Our effective tax rates for the three and nine months ended August 26, 2017 of 31.4% and 32.6%, respectively, differed from the federal statutory rate of 35% primarily due to the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation of $227 and $554 during the three and nine months ended August 26, 2017, respectively, and the Section 199: Domestic Production Activities Deduction.

Adoption of Accounting Standards Update No. 2018-02

The Act has also had a significant impact on the income tax effect of pension costs included in our accumulated other comprehensive loss at November 25, 2017 due to the reduction in Federal statutory rates. Therefore we have adopted Accounting Standards Update 2018-02 (see Note 14, Recent Accounting Pronouncements) effective as of the beginning of fiscal 2018 and have elected to reclassify the income tax effects of the Act from accumulated other comprehensive loss to retained earnings. Accordingly, during the nine months ended August 25, 2018 we reclassified $545 of tax benefits associated with pension costs from accumulated other comprehensive loss to retained earnings.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 25, 2018

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

The allocation of the fair value of the acquired business was based on a preliminary valuation. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of the preliminary allocation of the fair value of consideration transferred that are not yet finalized relate to the fair values of certain tangible and intangible assets acquired and the residual goodwill. During the nine months ended August 25, 2018, we recorded measurement period adjustments to increase (decrease) the opening value of net accounts receivable, inventory and accrued liabilities by $150, ($2) and $38, respectively, resulting in a reduction of recognized goodwill of $110. The preliminary allocation of the $15,556 all-cash purchase price to the acquired assets and liabilities of the Lane Venture business, including measurement period adjustments, is as follows:

Allocation of the fair value of consideration transferred:
Identifiable assets acquired:
Accounts receivable, net of reserve (Note 5)	$1,507
Inventory, net of reserve (Note 6)	3,752
Prepaid expenses and other current assets	37
Intangible assets	7,360
Total identifiable assets acquired	12,656
Liabilities assumed:
Accounts payable	(357)
Other accrued liabilities	(852)
Total liabilities assumed	(1,209)
Net identifiable assets acquired	11,447
Goodwill	4,109
Total net assets acquired	$15,556

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

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

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

Acquisition costs related to the Lane Venture acquisition totaled $256 during the nine months ended August 25, 2018, and are included in selling, general and administrative expenses in the condensed consolidated statements of income. Additional acquisition costs related to Lane Venture are not expected to be significant during the remainder of fiscal 2018. The acquisition costs are primarily related to legal, accounting and valuation services.

The pro forma impact of the acquisition and the results of operations attributable to Lane Venture since the acquisition have not been presented because they are not material to our consolidated results of operations for the three and nine month periods ended August 25, 2018 and August 26, 2017.

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

The pro forma impact of the acquisition and the results of operations for the Columbus store since acquisition were not material to our consolidated results of operations for the three and nine months ended August 26, 2017.

4. Financial Instruments and Fair Value Measurements

Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, cost method investments, accounts payable and notes payable. Because of their short maturities, the carrying amounts of cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, and accounts payable approximate fair value.

Investments

Our short-term investments of $22,643 at August 25, 2018 and $23,125 at November 25, 2017 consisted of certificates of deposit (CDs). At August 25, 2018, the CDs had original terms averaging nine months, bearing interest at rates ranging from 0.10% to 2.45%. At August 25, 2018, the weighted average remaining time to maturity of the CDs was approximately six months and the weighted average yield of the CDs was approximately 2.11%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at August 25, 2018 and November 25, 2017 approximates their fair value.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 25, 2018

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

5. Accounts Receivable

Accounts receivable consists of the following:

	August 25, 2018	November 25, 2017
Gross accounts receivable	$20,466	$20,257
Allowance for doubtful accounts	(981)	(617)
Accounts receivable, net	$19,485	$19,640

Activity in the allowance for doubtful accounts for the nine months ended August 25, 2018 was as follows:

2018

Balance at November 25, 2017	$617
Acquired allowance on accounts receivable (Note 3)	50
Additions charged to expense	329
Write-offs and other reductions	(15)
Balance at August 25, 2018	$981

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

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

6. Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined for domestic furniture inventories using the last-in, first-out (LIFO) method. The costs for imported inventories and those applicable to Lane Venture are determined using the first-in, first-out (FIFO) method.

Inventories were comprised of the following:

	August 25, 2018	November 25, 2017
Wholesale finished goods	$29,907	$26,145
Work in process	504	388
Raw materials and supplies	15,432	11,808
Retail merchandise	28,159	26,173
Total inventories on first-in, first-out method	74,002	64,514
LIFO adjustment	(8,560)	(8,143)
Reserve for excess and obsolete inventory	(1,716)	(1,895)
	$63,726	$54,476

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 25, 2017	$1,618	$277	$1,895
Acquired reserve on inventory (Note 3)	50	-	50
Additions charged to expense	1,026	304	1,330
Write-offs	(1,237)	(322)	(1,559)
Balance at August 25, 2018	$1,457	$259	$1,716

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

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	August 25, 2018
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(764)	$2,786
Technology - customized applications	834	(426)	408

Total intangible assets subject to amortization	4,384	(1,190)	3,194

Intangibles not subject to amortization:
Trade names	9,338	-	9,338
Goodwill	16,009	-	16,009

Total goodwill and other intangible assets	$29,731	$(1,190)	$28,541

	November 25, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,038	$(574)	$2,464
Technology - customized applications	834	(337)	497

Total intangible assets subject to amortization	3,872	(911)	2,961

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,900	-	11,900

Total goodwill and other intangible assets	$18,262	$(911)	$17,351

Changes in the carrying amounts of goodwill by reportable segment during the nine months ended August 25, 2018 were as follows:

	Wholesale	Retail	Logistics	Total

Balance as of November 25, 2017	$5,045	$1,926	$4,929	$11,900
Goodwill arising from acquisition of Lane Venture (Note 3)	4,109	-	-	4,109

Balance as of August 25, 2018	$9,154	$1,926	$4,929	$16,009

The goodwill recognized in connection with our acquisition of Lane Venture remains subject to future adjustments before the close of the measurement period in the first quarter of fiscal 2019. See Note 3, Business Combinations, for additional information regarding the acquisition of Lane Venture. There were no accumulated impairment losses on goodwill as of August 25, 2018 or November 25, 2017.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

Amortization expense associated with intangible assets during the three and nine months ended August 25, 2018 and August 26, 2017 was as follows:

	Quarter Ended		Nine Months Ended
	August 25, 2018	August 26, 2017	August 25, 2018	August 26, 2017

Intangible asset amortization expense	$95	$80	$280	$241

Estimated future amortization expense for intangible assets that exist at August 25, 2018 is as follows:

Remainder of fiscal 2018	$95
Fiscal 2019	379
Fiscal 2020	379
Fiscal 2021	379
Fiscal 2022	279
Fiscal 2023	259
Thereafter	1,424

Total	$3,194

8. Notes Payable and Bank Credit Facility

Our notes payable consist of the following:

August 25, 2018

Real estate notes payable	$436
Less current portion	(436)

Total long-term notes payable	$-

	November 25, 2017
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$3,000	$(13)	$2,987
Real estate notes payable	747	-	747

Total notes payable	3,747	(13)	3,734
Less current portion	(3,418)	13	(3,405)

Total long-term notes payable	$329	$-	$329

The future maturities of our notes payable are as follows:

Remainder of fiscal 2018	$107
Fiscal 2019	329
$436

Zenith Acquisition Note Payable

The final installment of the Zenith acquisition note was paid in full on February 2, 2018. Interest expense resulting from the amortization of the discount was $13 for the nine months ended August 25, 2018 and $19 and $76 for the three and nine months ended August 26, 2017, respectively.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

Real Estate Notes Payable

Certain of our retail real estate properties have been financed through commercial mortgages with outstanding principal totaling $436 and $747 at August 25, 2018 and November 25, 2017, respectively. The mortgages each bear interest at a fixed rate of 6.73%. They are collateralized by the respective properties with net book values totaling approximately $5,631 and $5,727 at August 25, 2018 and November 25, 2017, respectively. The current portion of these mortgages due within one year was $436 and $418 as of August 25, 2018 and November 25, 2017, respectively.

Fair Value

We believe that the carrying amount of our notes payable approximates fair value at both August 25, 2018 and November 25, 2017. In estimating the fair value, we utilize current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 3.

Bank Credit Facility

Our credit facility with our bank provides for a line of credit of up to $15,000. This credit facility is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. The credit facility will mature in December 2018, at which time we expect to obtain a new facility under substantially similar terms.

At August 25, 2018, we had $1,382 outstanding under standby letters of credit against our line, leaving availability under our credit line of $13,618. In addition, we have outstanding standby letters of credit with another bank totaling $381.

9. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $11,188 and $11,337 as of August 25, 2018 and November 25, 2017, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to certain management employees in the amount of $400 each. The liability for the LTC Awards was $1,055 and $985 as of August 25, 2018 and November 25, 2017, respectively.

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	August 25, 2018	November 25, 2017
Accrued compensation and benefits	$778	$778
Post employment benefit obligations	11,465	11,544

Total pension liability	$12,243	$12,322

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

Components of net periodic pension costs for our defined benefit plans for the three and nine months ended August 25, 2018 and August 26, 2017 are as follows:

	Quarter Ended		Nine Months Ended
	August 25, 2018	August 26, 2017	August 25, 2018	August 26, 2017
Service cost	$49	$49	$147	$136
Interest cost	105	114	315	336
Amortization of prior service costs	31	24	93	49
Amortization of transition obligation	11	11	33	32
Amortization of loss	65	83	195	249

Net periodic pension cost	$261	$281	$783	$802

The components of net periodic pension cost other than the service cost component are included in other loss, net in our condensed consolidated statements of income.

Deferred Compensation Plans

We have an unfunded Deferred Compensation Plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,857 and $1,916 as of August 25, 2018 and November 25, 2017, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan in the second quarter of fiscal 2017. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $629 and $139 as of August 25, 2018 and November 25, 2017, respectively.

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	August 25, 2018	November 25, 2017
Accrued compensation and benefits	$274	$274
Post employment benefit obligations	2,212	1,782

Total deferred compensation liability	$2,486	$2,056

We recognized expense under our deferred compensation arrangements during the three and nine months ended August 25, 2018 and August 26, 2017 as follows:

	Quarter Ended		Nine Months Ended
	August 25, 2018	August 26, 2017	August 25, 2018	August 26, 2 017
Deferred compensation expense	$161	$68	$320	$203

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

10. Other Gains and Losses

Fiscal 2018

Gain on Sale of Retail Store Location

In May 2018 we sold the land and building occupied by our Spring, Texas retail store in connection with the eventual relocation of the store to another site in the Houston market. We received net cash proceeds of $2,463 from the sale, resulting in a gain of $165 recognized during the nine months ended August 25, 2018 which is included in income from operations in our accompanying condensed consolidated statements of income.

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

AUGUST 25, 2018

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

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15 years. Some store leases contain contingent rental provisions based upon sales volume. Our transportation equipment leases have terms ranging from two to seven years with fixed monthly rental payments plus variable charges based upon mileage. The following schedule shows future minimum lease payments under non-cancellable operating leases with terms in excess of one year as of August 25, 2018:

	Retail Stores	Distribution Centers	Transportation Equipment	Total

Remainder of fiscal 2018	$6,243	$1,300	$828	$8,371
Fiscal 2019	25,697	4,237	3,398	33,332
Fiscal 2020	24,332	3,495	3,193	31,020
Fiscal 2021	21,206	2,771	2,153	26,130
Fiscal 2022	18,299	2,583	1,432	22,314
Fiscal 2023	15,448	1,517	637	17,602
Thereafter	46,000	437	558	46,995
Total future minimum lease payments	$157,225	$16,340	$12,199	$185,764

In connection with our long-term real estate leases, our liability for accrued straight-line rent expense was $5,578 and $4,821 at August 25, 2018 and November 25, 2017, respectively, and is included in other accrued liabilities in our condensed consolidated balance sheets.

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,168 and $2,743 at August 25, 2018 and November 25, 2017, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral (primarily inventory), and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at August 25, 2018 and November 25, 2017 was not material.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

12. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended August 25, 2018:

Basic earnings per share	$2,945	10,666,529	$0.28
Add effect of dilutive securities:
Options and restricted shares	-	33,188	-
Diluted earnings per share	$2,945	10,699,717	$0.28

For the quarter ended August 26, 2017:

Basic earnings per share	$4,579	10,661,433	$0.43
Add effect of dilutive securities:
Options and restricted shares	-	69,772	-
Diluted earnings per share	$4,579	10,731,205	$0.43

For the nine months ended August 25, 2018:

Basic earnings per share	$6,321	10,684,720	$0.59
Add effect of dilutive securities:
Options and restricted shares	-	46,632	-
Diluted earnings per share	$6,321	10,731,352	$0.59

For the nine months ended August 26, 2017:

Basic earnings per share	$13,282	10,641,035	$1.25
Add effect of dilutive securities:
Options and restricted shares	-	81,558	(0.01)
Diluted earnings per share	$13,282	10,722,593	$1.24

For the three and nine months ended August 25, 2018 and August 26, 2017, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Nine Months Ended
	August 25, 2018	August 26, 2017	August 25, 2018	August 26, 2017

Unvested shares	-	-	5,292	6,538

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 25, 2018

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

●

Logistical services. Our logistical services segment reflects the operations of Zenith. In addition to providing shipping and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statements of income. Zenith’s total operating costs, including those associated with providing logistical services to the Company as well as to third-party customers, are included in selling, general and administrative expenses and were $23,396 and $72,955 for the three and nine months ended August 25, 2018, and $23,761 and $70,149 for the three and nine months ended August 26, 2017, respectively.

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

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Nine Months Ended
	August 25, 2018	August 26, 2017	August 25, 2018	August 26, 2017
Sales Revenue
Wholesale	$63,847	$61,757	$190,735	$186,025
Retail - Company-owned stores	65,430	67,402	198,773	196,139
Logistical services	23,536	24,925	73,714	71,885
Inter-company eliminations:
Furniture and accessories	(29,470)	(29,007)	(90,903)	(88,020)
Logistical services	(10,387)	(10,816)	(32,111)	(31,751)
Consolidated	$112,956	$114,261	$340,208	$334,278

Income from Operations
Wholesale	$3,298	$4,466	$9,401	$15,142
Retail - Company-owned stores	858	1,353	971	1,377
Logistical services	139	1,164	758	1,736
Inter-company elimination	29	277	907	1,269
Consolidated	$4,324	$7,260	$12,037	$19,524

Depreciation and Amortization
Wholesale	$793	$668	$2,253	$1,976
Retail - Company-owned stores	1,333	1,530	4,397	4,498
Logistical services	1,106	1,156	3,270	3,586
Consolidated	$3,232	$3,354	$9,920	$10,060

Capital Expenditures
Wholesale	$1,154	$304	$3,484	$4,149
Retail - Company-owned stores	3,519	1,155	7,974	6,069
Logistical services	297	186	1,174	599
Consolidated	$4,970	$1,645	$12,632	$10,817

	As of	As of
Identifiable Assets	August 25, 2018	November 25, 2017
Wholesale	$140,100	$152,181
Retail - Company-owned stores	93,557	89,271
Logistical services	50,827	52,296
Consolidated	$284,484	$293,748

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

14. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. In addition, during 2016 the FASB has issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, all of which clarify certain implementation guidance within ASU 2014-09, and ASU 2016-11, which rescinds certain SEC guidance within the ASC effective upon an entity’s adoption of ASU 2014-09. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. Therefore the amendments in ASU 2014-09 will become effective for us as of the beginning of our 2019 fiscal year. In order to evaluate the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements, we have conducted a comprehensive review of the significant revenue streams across our wholesale, retail and logistical services reportable segments. The focus of this review included, among other things, the identification of the significant contracts and other arrangements we have with our customers to identify significant performance obligations, factors affecting the determination of transaction price, such as variable consideration, and factors affecting the classification of receipts as revenue, such as principal versus agent considerations. Our findings from the review were then analyzed based on the five-step model described in the new standard. We are currently finalizing our assessment of the impact that adoption will have on our consolidated financial statements. While we have not yet made a final determination as to the impact on our financial position or results of operations, we do anticipate incorporating additional disclosures, primarily related to disaggregation of revenue. We are also in the process of implementing the necessary changes to our accounting policies, procedures and controls with respect to these contracts and arrangements as required by the adoption of ASU 2014-09. We currently anticipate adopting this standard as of the beginning of our 2019 fiscal year using the modified retrospective method of adoption. We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

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

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 (as subsequently amended by ASU 2018-01, ASU 2018-10 and ASU 2018-11) requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. As with previous guidance, there continues to be a differentiation between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Lease assets and liabilities arising from both finance and operating leases will be recognized in the statement of financial position. ASU 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. In addition, ASU 2018-11 provides for an additional (and optional) transition method by which entities may elect to initially apply the transition requirements in Topic 842 at that Topic’s effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption and without retrospective application to any comparative prior periods presented. The guidance in ASU 2016-02 will become effective for us as of the beginning of our 2020 fiscal year. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements, which we expect will have a material effect on our statement of financial position, and have not made any decision as to the method of adoption or with respect to the optional practical expedients.

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

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Accounting Standards Update No. 2018-15 – Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. The amendments in ASU 2018-15 will become effective for us as of the beginning of our 2021 fiscal year. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impact that this guidance will have upon our financial position and results of operations, if any.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 25, 2018

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

With 96 BHF stores at August 25, 2018, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

The BHF stores feature custom order furniture, free in-home design visits (“home makeovers”), and coordinated decorating accessories.  Our philosophy is based on building strong long-term relationships with each customer.  Sales people are referred to as “Design Consultants” and are trained to evaluate customer needs and provide comprehensive solutions for their home decor.  Until a rigorous training and design certification program is completed, Design Consultants are not authorized to perform in-home design services for our customers.

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

We also own Zenith Freight Lines, LLC (“Zenith”) which provides logistical services to Bassett along with other furniture manufacturers and retailers. Zenith delivers best-of-class shipping and logistical support services that are uniquely tailored to the needs of Bassett and the furniture industry. Approximately 57% of Zenith’s revenue is generated from services provided to non-Bassett customers.

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

At August 25, 2018, our BHF store network included 64 Company-owned stores and 32 licensee-owned stores. During the third quarter of fiscal 2018, a new licensee store was opened in Daly City, California. We also opened a new 16,000 square foot clearance center in Middletown, New York in the third quarter of 2018. Because the nature of this store will differ significantly from the other stores in the BHF network, offering only clearance merchandise at reduced price points and without design consulting services, we will not include this location in our reporting of comparable store results in the future.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

We continue to execute our strategy of growing the Company through opening new stores, repositioning stores to improved locations within a market and closing underperforming stores. The following table shows planned store openings where leases have been executed:

		Size	Planned
Location	Type	Sq. Ft.	Opening
New Stores:
Coral Gables, FL	Corporate	10,000	Q4 2018
Frisco, TX	Corporate	15,000	Q4 2018
Boise, ID	Licensed	11,000	Q4 2018/Q1 2019
Columbus, OH	Corporate	11,000	Q1 2019
Tucson, AZ	Corporate	9,000	Q1 2019
Estero, FL	Corporate	15,000	Q1 2019
Sarasota, FL	Corporate	8,000	Q2 2019
Princeton, NJ	Corporate	13,000	Q3 2019

Repositionings:
Spring, TX to The Woodlands, TX	Corporate	12,000	Q1 2019
Friendswood, TX to Baybrook Mall area in Friendswood, TX	Corporate	16,000	Q1 2019

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

During 2018, we are focusing on our digital effort to improve the customers’ journey from the time they begin on our website to the final step of delivering the goods to their homes.  Today’s customers expect their digital experiences and communications to be personalized and highly-relevant, and catered to match their specific needs and preferences.  We are laying the foundation to becoming more connected to our customers and to use the data and insights collected during the customer journey to create a more compelling customized customer experience. In 2018 and 2019, we plan to invest in technology, including an order management system, and in digital talent who can direct the strategy, planning and daily business direction and critical decision making required for building a competitive omnichannel retail business.

Recent Developments

Effective September 24, 2018, a new 10% tariff was imposed on goods imported into the United States from China, including all furniture and furniture components manufactured in China, with the potential for the tariffs to increase to 25% on January 1, 2019. While these tariffs will impact a portion of our product offerings, over 70% of the products we sell are manufactured in the United States with components that are primarily either made domestically or sourced from countries not subject to the new tariffs, with certain fabrics and leathers being exceptions. In addition, we have transformed much of our supply chain for internationally-sourced finished goods over the last few years such that most of those goods are not subject to the new tariffs.  We have developed a plan to mitigate the cost increases resulting from the tariffs which will include placing a price increase on certain products, which we hope will be temporary.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

Results of Operations – Periods ended August 25, 2018 compared with periods ended August 26, 2017:

Net sales of furniture and accessories, logistics revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense, other charges and income from operations were as follows for the three and nine months ended August 25, 2018 and August 26, 2017:

	Quarter Ended				Change		Nine Months Ended				Change
	August 25, 2018		August 26, 2017		Dollars	Percent	August 25, 2018		August 26, 2017		Dollars	Percent

Sales revenue:
Furniture and accessories	$99,807	88.4%	$100,152	87.7%	$(345)	-0.3%	$298,605	87.8%	$294,144	88.0%	$4,461	1.5%
Logistics revenue	13,149	11.6%	14,109	12.3%	(960)	-6.8%	41,603	12.2%	40,134	12.0%	1,469	3.7%
Total sales revenue	112,956	100.0%	114,261	100.0%	(1,305)	-1.1%	340,208	100.0%	334,278	100.0%	5,930	1.8%
Cost of furniture and accessories sold	44,821	39.7%	45,320	39.7%	(499)	-1.1%	133,750	39.3%	132,199	39.5%	1,551	1.2%
SG&A expenses	63,279	56.0%	61,373	53.7%	1,906	3.1%	192,986	56.7%	180,972	54.1%	12,014	6.6%
New store pre-opening costs	532	0.5%	308	0.3%	224	72.7%	1,435	0.3%	1,583	0.5%	(148)	-9.3%

Income from operations	$4,324	3.8%	$7,260	6.4%	$(2,936)	-40.4%	$12,037	3.6%	$19,524	5.8%	$(7,487)	-38.3%

Refer to the segment information which follows for a discussion of the significant factors and trends affecting our results of operations for the three and nine months ended August 25, 2018 as compared with the prior year periods.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 25, 2018

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

Logistical services. Our logistical services segment reflects the operations of Zenith. In addition to providing shipping and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statements of income. Zenith’s operating costs are included in selling, general and administrative expenses.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income from operations in the consolidation of our segment results:

	Quarter Ended August 25, 2018
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$63,847	$65,430	$-	$(29,470	) (1)	$99,807
Logistics	-	-	23,536	(10,387	) (2)	13,149
Total sales revenue	63,847	65,430	23,536	(39,857)		112,956
Cost of furniture and accessories sold	42,604	31,350	-	(29,133	) (3)	44,821
SG&A expense	17,945	32,690	23,397	(10,753	) (4)	63,279
New store pre-opening costs	-	532	-	-		532
Income from operations	$3,298	$858	$139	$29		$4,324

	Quarter Ended August 26, 2017
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$61,757	$67,402	$-	$(29,007	) (1)	$100,152
Logistics	-	-	24,925	(10,816	) (2)	14,109
Total sales revenue	61,757	67,402	24,925	(39,823)		114,261
Cost of furniture and accessories sold	41,016	33,097	-	(28,793	) (3)	45,320
SG&A expense	16,275	32,644	23,761	(11,307	) (4)	61,373
New store pre-opening costs	-	308	-	-		308
Income from operations	$4,466	$1,353	$1,164	$277		$7,260

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

	Nine Months Ended August 25, 2018
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$190,735	$198,773	$-	$(90,903	) (1)	$298,605
Logistics	-	-	73,714	(32,111	) (2)	41,603
Total sales revenue	190,735	198,773	73,714	(123,014)		340,208
Cost of furniture and accessories sold	128,069	96,273	-	(90,592	) (3)	133,750
SG&A expense	53,265	100,094	72,956	(33,329	) (4)	192,986
New store pre-opening costs	-	1,435	-	-		1,435
Income from operations	$9,401	$971	$758	$907		$12,037

	Nine Months Ended August 26, 2017
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$186,025	$196,139	$-	$(88,020	) (1)	$294,144
Logistics	-	-	71,885	(31,751	) (2)	40,134
Total sales revenue	186,025	196,139	71,885	(119,771)		334,278
Cost of furniture and accessories sold	122,408	97,628	-	(87,837	) (3)	132,199
SG&A expense	48,475	95,551	70,149	(33,203	) (4)	180,972
New store pre-opening costs	-	1,583	-	-		1,583
Income from operations	$15,142	$1,377	$1,736	$1,269		$19,524

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale and retail segments.
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

(4)

Represents the elimination of rent paid by our retail stores occupying Company-owned real estate, and the elimination of logisitcal services charged by Zenith to Bassett's retail and wholesale segments as follows:

	Quarter Ended		Nine Months Ended
	August 25, 2018	August 26, 2017	August 25, 2018	August 26, 2017

Intercompany logistical services	$(10,387)	$(10,816)	$(32,111)	$(31,751)
Intercompany rents	(366)	(491)	(1,218)	(1,452)

Total SG&A expense elimination	$(10,753)	$(11,307)	$(33,329)	$(33,203)

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the three and nine months ended August 25, 2018 and August 26, 2017 are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 25, 2018		August 26, 2017		Dollars	Percent	August 25, 2018		August 26, 2017		Dollars	Percent

Net sales	$63,847	100.0%	$61,757	100.0%	$2,090	3.4%	$190,735	100.0%	$186,025	100.0%	$4,710	2.5%
Gross profit	21,243	33.3%	20,741	33.6%	502	2.4%	62,666	32.9%	63,617	34.2%	(951)	-1.5%
SG&A expenses	17,945	28.1%	16,275	26.4%	1,670	10.3%	53,265	27.9%	48,475	26.1%	4,790	9.9%

Income from operations	$3,298	5.2%	$4,466	7.2%	$(1,168)	-26.2%	$9,401	4.9%	$15,142	8.1%	$(5,741)	-37.9%

Quarterly Analysis of Results - Wholesale

The increase in net sales was driven by the addition of $3,152 of revenue for Lane Venture, acquired during the first quarter of 2018, partially offset by a 2.7% decrease in furniture shipments to the BHF network and a 0.2% decrease in shipments to the open market (outside the BHF network and excluding shipments from Lane Venture) as compared to the prior year period. Gross margins for the wholesale segment were 33.3% for the third quarter of 2018 compared to 33.6% for the prior year quarter. This decrease was primarily driven by the addition of comparatively lower margins in the Lane Venture operation as both Upholstery and Wood margins were slightly higher year over year. Wholesale SG&A increased as a percentage of sales over the prior year period primarily driven by planned higher digital marketing and other brand development costs.

Year-to-date Analysis of Results – Wholesale

The increase in net sales was driven by the addition of $7,155 of revenue for Lane Venture, acquired during the first quarter of 2018, along with a 2.0% increase in furniture shipments to the open market (outside the BHF network and excluding shipments from Lane Venture), partially offset by a 3.1% decrease in furniture shipments to the BHF network as compared to the prior year period. A much smaller component of our wholesale revenues, shipments of wholesale accessories, increased 24.2% over the prior year period. Gross margins for the wholesale segment were 32.9% for the first nine months of 2018 compared to 34.2% for the prior year period. This decrease was primarily driven by lower margins in the Bassett Custom Upholstery operations, excluding Lane Venture, due to higher materials costs coupled with lower absorption of fixed costs due to lower volumes. In June 2018, we implemented targeted price increases to our Custom Upholstery line to mitigate the effects of the cost increases and began seeing the benefit on margins in July 2018. Wholesale SG&A increased as a percentage of sales over the prior year period primarily driven by planned higher digital marketing and other brand development costs. In addition, we incurred $256 of one-time acquisition costs along with other startup costs associated with the Lane Venture operation.

Wholesale shipments by type:	Quarter Ended				Change		Nine Months Ended				Change
	August 25, 2018		August 26, 2017		Dollars	Percent	August 25, 2018		August 26, 2017		Dollars	Percent

Bassett Custom Upholstery	$35,186	55.1%	$32,669	52.9%	$2,517	7.7%	$105,259	55.2%	$101,517	54.6%	$3,742	3.7%
Bassett Leather	4,748	7.4%	5,554	9.0%	(806)	-14.5%	16,356	8.6%	$16,609	8.9%	(253)	-1.5%
Bassett Custom Wood	11,273	17.7%	11,432	18.5%	(159)	-1.4%	33,443	17.5%	32,300	17.4%	1,143	3.5%
Bassett Casegoods	11,710	18.3%	11,207	18.1%	503	4.5%	32,455	17.0%	33,005	17.7%	(550)	-1.7%
Accessories	930	1.5%	895	1.4%	35	3.9%	3,222	1.7%	2,594	1.4%	628	24.2%
Total	$63,847	100.0%	$61,757	100.0%	$2,090	3.4%	$190,735	100.0%	$186,025	100.0%	$4,710	2.5%

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $13,422 at August 25, 2018 as compared with $10,981 at August 26, 2017.

Retail – Company-owned Stores Segment

Results for the retail segment for the three and nine months ended August 25, 2018 and August 26, 2017 are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 25, 2018		August 26, 2017		Dollars	Percent	August 25, 2018		August 26, 2017		Dollars	Percent

Net sales	$65,430	100.0%	$67,402	100.0%	$(1,972)	-2.9%	$198,773	100.0%	$196,139	100.0%	$2,634	1.3%
Gross profit	34,080	52.1%	34,305	50.9%	(225)	-0.7%	102,500	51.6%	98,511	50.2%	3,989	4.0%
SG&A expenses	32,690	50.0%	32,644	48.4%	46	0.1%	100,094	50.4%	95,551	48.7%	4,543	4.8%
New store pre-opening costs	532	0.8%	308	0.5%	224	72.7%	1,435	0.7%	1,583	0.8%	(148)	-9.3%
Income from operations	$858	1.3%	$1,353	2.0%	$(495)	-36.6%	$971	0.5%	$1,377	0.7%	$(406)	-29.5%

Results for comparable stores† (55 and 53 stores for the quarter and nine months, respectively) are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 25, 2018		August 26, 2017		Dollars	Percent	August 25, 2018		August 26, 2017		Dollars	Percent

Net sales	$59,435	100.0%	$60,446	100.0%	$(1,011)	-1.7%	$175,730	100.0%	$176,236	100.0%	$(506)	-0.3%
Gross profit	31,011	52.2%	31,373	51.9%	(362)	-1.2%	90,626	51.6%	89,402	50.7%	1,224	1.4%
SG&A expenses	28,848	48.5%	30,166	49.9%	(1,318)	-4.4%	85,030	48.4%	85,438	48.5%	(408)	-0.5%
Income from operations	$2,163	3.6%	$1,207	2.0%	$956	79.2%	$5,596	3.2%	$3,964	2.2%	$1,632	41.2%

† “Comparable” stores include only those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 25, 2018		August 26, 2017		Dollars	Percent	August 25, 2018		August 26, 2017		Dollars	Percent

Net sales	$5,995	100.0%	$6,956	100.0%	$(961)	-13.8%	$23,043	100.0%	$19,903	100.0%	$3,140	15.8%
Gross profit	3,069	51.2%	2,932	42.2%	137	4.7%	11,874	51.5%	9,109	45.8%	2,765	30.4%
SG&A expenses	3,842	64.1%	2,478	35.6%	1,364	55.0%	15,064	65.4%	10,113	50.8%	4,951	49.0%
New store pre-opening costs	532	8.9%	308	4.4%	224	72.7%	1,435	6.2%	1,583	8.0%	(148)	-9.3%
Income (loss) from operations	$(1,305)	-21.8%	$146	2.1%	$(1,451)	-993.8%	$(4,625)	-20.1%	$(2,587)	-13.0%	$(2,038)	78.8%

Quarterly Analysis of Results - Retail

The third quarter 2018 decrease in net sales for the 64 Company-owned stores from the prior year was comprised of a 1.7% decrease in comparable store sales along with a $961 decrease in non-comparable store sales.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores increased by 0.2% for the third quarter of 2018 as compared to the third quarter of 2017.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

The increase in comparable store gross margins to 52.2% in the second quarter of 2018 from 51.9% in the prior year period is primarily due to improved pricing strategies and product mix. SG&A expenses as a percentage of sales for comparable stores decreased from 2017 primarily due to lower advertising and employee benefit costs coupled with the $500 loss in the prior year period for expenses associated with settling employment claims.

The $1,451 increase in the operating loss from non-comparable stores for the third quarter of 2018 is due in part to an increase of $224 in new store pre-opening costs compared with the prior year period. In addition, the operating income for non-comparable stores for the third quarter of 2017 included a gain of $1,220 from the sale of our retail store location in Las Vegas, Nevada. We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $400 to $600 per store. During the third quarter of 2018 we incurred $57 of post-opening losses associated with our new clearance center opened during the third quarter compared with $112 of post-opening losses associated with other locations during the third quarter of 2017.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Year-to-date Analysis of Results - Retail

The nine month increase in net sales for the 64 Company-owned stores over the prior year was comprised of a $3,140 increase in non-comparable store sales partially offset by a 0.3% decrease in comparable store sales.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores decreased by 1.7% for the first nine months of 2018 as compared to prior year period.

The increase in comparable store gross margins to 51.6% for the first nine months of 2018 from 50.7% in the prior year period is primarily due to improved pricing strategies and product mix. SG&A expenses as a percentage of sales for comparable stores decreased slightly from 2017 due to a $500 loss in the prior year period for expenses associated with settling employment claims.

We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $400 to $600 per store. During the first nine months of 2018 we incurred $1,208 of post-opening losses associated with the six new stores and clearance center opened during the first nine months of 2018 and late 2017 compared with $842 of post-opening losses during the first nine months of 2017.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $28,411, or an average of $444 per open store at August 25, 2018 as compared with a retail backlog of $27,967, or an average of $458 per open store at August 26, 2017.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

Logistical Services Segment

Results for our logistical services segment for the three and nine months ended August 25, 2018 and August 26, 2017 are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 25, 2018		August 26, 2017		Dollars	Percent	August 25, 2018		August 26, 2017		Dollars	Percent

Logistical services revenue	$23,536	100.0%	$24,925	100.0%	$(1,389)	-5.6%	$73,714	100.0%	$71,885	100.0%	$1,829	2.5%
Operating expenses	23,397	99.4%	23,761	95.3%	(364)	-1.5%	72,956	99.0%	70,149	97.6%	2,807	4.0%

Income from operations	$139	0.6%	$1,164	4.7%	$(1,025)	-88.1%	$758	1.0%	$1,736	2.4%	$(978)	-56.3%

Quarterly Analysis of Operations – Logistical Services

Zenith’s 2018 decrease in revenue from the third quarter of 2017 resulted from a 6.8% decrease in revenue from non-Bassett customers along with a 4.0% decline in revenue from Bassett. These decreases were primarily due to decreased revenues in both the middle and final mile operations. The middle mile decrease was primarily due to freight reductions from one significant customer. Final mile revenues began to decline during the quarter as Zenith began the process of discontinuing the final mile service in preparation for transitioning the assets and many of the employees used in that service to the Bassett corporate retail operation, where they will be used solely for the delivery of goods to Bassett retail customers.  This will result in reducing total revenue for the Logistical Services segment by approximately 20% when the transition is complete.  As the majority of those revenues have been from Bassett corporate retail stores and have historically been eliminated in Bassett’s consolidated income statement, the ultimate effect is expected to be a reduction of consolidated revenues by less than 1%. Zenith’s operating profit decreased primarily due to increased fuel costs and decreased leverage of fixed costs. Operating expenses for the three months ended August 25, 2018 and August 26, 2017 include non-cash depreciation and amortization charges of $1,106 and $1,156, respectively.

Year-to-date Analysis of Operations – Logistical Services

Zenith’s 2018 increase in revenue over the first nine months of 2017 resulted from a 3.7% increase in revenue from non-Bassett customers along with a 1.1% increase in revenue from Bassett. Zenith’s operating profit decreased from the first nine months of 2017 due primarily to increased fuel costs and decreased leverage of fixed costs, partially offset by improved load efficiency in the middle mile operations resulting in higher revenue per mile. Operating expenses for the nine months ended August 25, 2018 and August 26, 2017 include non-cash depreciation and amortization charges of $3,270 and $3,586, respectively.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

Other Items Affecting Net Income

Other Loss, Net

Other loss, net, for the three and nine months ended August 25, 2018 was $492 and $1,352, respectively, as compared to $582 and $1,994 for the three and nine months ended August 26, 2017, respectively. The decrease for the three and nine month period is primarily attributable to lower interest expense due to overall lower levels of debt and increased interest income due to rising yields on our short-term investments compared to the prior year period. During the second quarter of 2018, we also recognized $266 in death benefits received from life insurance policies covering a former executive.

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

The federal rate reduction has had a significant impact on our provision for income taxes for the three and nine months ended August 25, 2018. Our effective tax rates for the three and nine months ended August 25, 2018 were 23.1% and 40.8%, respectively. Our effective tax rate for the nine months ended August 25, 2018 differs from the fiscal 2018 blended federal statutory rate of 22.2% primarily due to a discrete charge of $2,032 arising from the re-measurement of our deferred tax assets. Other items impacting our effective tax rates for the three and nine months ended August 25, 2018 include the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation of $26 and $223, respectively, non-taxable life insurance proceeds of $266 during the nine months ended August 25, 2018, and the Section 199: Domestic Production Activities Deduction.

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

Our effective tax rates for the three and nine months ended August 26, 2017 of 31.4% and 32.6%, respectively, differed from the federal statutory rate of 35% primarily due to the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation of $227 and $554 during the three and nine months ended August 26, 2017, respectively, and the Section 199: Domestic Production Activities Deduction.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather challenging industry conditions, to allow us to take advantage of opportunities as market conditions change, and to execute our long-term retail strategies.

Cash Flows

Cash flow from operations for the first nine months of 2018 was $11,036 compared to $14,698 for the first nine months of 2017, representing a decrease of $3,392 in cash flows from operations. This decrease is primarily due to lower operating margins and changes in working capital as well as a cash flow deficit from the startup of Lane Venture.

Our overall cash position decreased by $28,186 during the first nine months of 2018. Offsetting cash provided by operations, we used $25,218 of cash in investing activities, primarily consisting of our $15,556 investment in Lane Venture and capital expenditures of $12,632 which included retail store relocations, retail store remodels, in-process spending on new stores, expanding and upgrading our manufacturing capabilities and additional material handling equipment for our logistical services segment, partially offset by $2,463 of proceeds from the sale of our retail location in Spring, Texas and $482 from the maturity of a portion of our CDs which were not reinvested. Net cash used in financing activities was $14,004, including dividend payments of $7,462 and the final $3,000 installment payment on our Zenith acquisition note payable. With cash and cash equivalents and short-term investments totaling $48,406 on hand at August 25, 2018, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Our credit facility with our bank provides for a line of credit of up to $15,000. This credit facility is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. The credit facility will mature in December 2018, at which time we expect to obtain a new facility under substantially similar terms. At August 25, 2018, we had $1,382 outstanding under standby letters of credit against our line, leaving availability under our credit line of $13,618. In addition, we have outstanding standby letters of credit with another bank totaling $381.

At August 25, 2018 we have outstanding principal totaling $436 under real estate notes payable, all of which matures within one year of the balance sheet date. See Note 8 to our condensed consolidated financial statements for additional details regarding these notes. We expect to satisfy these obligations as they mature using cash flow from operations or our available cash on hand.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. We had obligations of $185,764 at August 25, 2018 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,168 at August 25, 2018. See Note 11 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $20,150 at August 25, 2018. All other retail real estate that we own, consisting of locations formerly leased to our licensees and now leased to others, is included in other assets in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our wholesale segment, was $1,681 at August 25, 2018.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

The following table summarizes our total investment in retail real estate owned at August 25, 2018:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	9	223,570	$20,150

Investment real estate leased to others, included in other assets	2	41,021	1,681

Total Company investment in retail real estate	11	264,591	$21,831

(1) Includes two properties encumbered under mortgages totalling $436 at August 25, 2018.

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

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 11 to our condensed consolidated financial statements for further information regarding certain contingencies as of August 25, 2018.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 25, 2018

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $1,681 at August 25, 2018 for stores formerly operated by licensees as well as our holdings of $20,150 at August 25, 2018 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $2,168 which we have guaranteed on behalf of licensees as of August 25, 2018, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

AUGUST 25, 2018

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

•

fluctuations in the cost and availability of raw materials, fuel, labor and sourced products, including those which may result from the imposition of new or increased duties, tariffs, retaliatory tariffs and trade limitations with respect to foreign-sourced products

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

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 25, 2018

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity for the three months ended August 25, 2018 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased		Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

May 26 - June 30, 2018	14,995		$27.69	14,995	$10,215
July 1 - July 28, 2018	28,610	(2)	$26.19	22,800	$9,619
July 29 - August 25, 2018	42,078		$24.09	42,078	$8,605

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 9, 2014, the Board of Directors increased the remaining limit of the repurchase plan to $20,000. At August 25, 2018, $8,605 remains available for stock repurchases under the plan.

(2)	Includes 5,810 shares which were tendered by employees to satisfy tax withholding obligations on vested restricted stock.

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

AUGUST 25, 2018

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

September 27, 2018

/s/           J. Michael Daniel

J. Michael Daniel, Senior Vice President and Chief Financial Officer

September 27, 2018