Form 10-K
period 2018-11-24
BASSETT FURNITURE INDUSTRIES INC
filed 2019-01-17
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 24, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 25, 2018 was $285,374,778.

The number of shares of the Registrant’s common stock outstanding on January 10, 2019 was 10,499,956.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be held March 6, 2019, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

As used herein, unless the context otherwise requires, “Bassett,” the “Company,” “we,” “us” and “our” refer to Bassett Furniture Industries, Incorporated and its subsidiaries. References to 2018, 2017, 2016, 2015 and 2014 mean the fiscal years ended November 24, 2018, November 25, 2017, November 26, 2016, November 28, 2015 and November 29, 2014.

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

●

ability to implement our Company-owned retail strategies, including our initiatives to expand and improve our digital marketing capabilities, and realize the benefits from such strategies as they are implemented

●

fluctuations in the cost and availability of raw materials, fuel, labor and sourced products, including those which may result from the imposition of new or increased duties, tariffs, retaliatory tariffs and trade limitations with respect to foreign-sourced products

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

With 97 BHF stores at November 24, 2018 we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We have factories in Newton, North Carolina and Grand Prairie, Texas that manufacture custom upholstered furniture, a factory in Martinsville, Virginia that primarily assembles and finishes our custom casual dining offerings and a factory in Bassett, Virginia that assembles and finishes our “Bench Made” line of custom, solid hardwood furniture. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its process, with custom pieces often manufactured within two weeks of taking the order in our stores. Our logistics team then promptly ships the product to one of our home delivery hubs or to a location specified by our licensees.  In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture (casegoods) and certain leather upholstery offerings from several foreign plants, primarily in Vietnam and China. However, over 70% of the products we currently sell are manufactured in the United States.

We also own Zenith Freight Lines, LLC (“Zenith”) which provides logistical services to Bassett along with other furniture manufacturers and retailers. Zenith delivers best-of-class shipping and logistical support services that are uniquely tailored to the needs of Bassett and the furniture industry. Approximately 65% of Zenith’s revenue is generated from services provided to non-Bassett customers.

On December 21, 2017, we purchased certain assets and assumed certain liabilities of Lane Venture from Heritage Home Group, LLC for $15,556 in cash. Lane Venture is a manufacturer and distributor of premium outdoor furniture, and is now being operated as a component of our wholesale segment. This acquisition marks our entry into the market for outdoor furniture and we believe that Lane Venture will provide a foundation for us to become a significant participant in this category. We distribute this brand outside of our BHF store network with plans to introduce a Bassett-branded line in the BHF stores in 2020. See Note 3 to our consolidated financial statements for additional details regarding this acquisition.

Operating Segments

We have strategically aligned our business into three reportable segments: Wholesale, Retail – Company-owned stores, and Logistical Services.

The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BHF stores (Company-owned retail stores and licensee-owned stores) and independent furniture retailers. Our retail segment consists of 65 Company-owned and operated BHF stores. The following table shows the number of Company-owned stores by state as of November 24, 2018:

	Number of		Number of
State	Stores	State	Stores
Alabama	1	Missouri	1
Arizona	2	Nevada	1
Arkansas	1	New Jersey	1
California	5	New York	6
Connecticut	3	North Carolina	5
Delaware	1	Ohio	1
Florida	3	Oklahoma	1
Georgia	3	Pennsylvania	2
Kansas	1	South Carolina	1
Kentucky	1	Tennessee	1
Maryland	3	Texas	12
Massachusetts	3	Virginia	5
Mississippi	1	Total	65

Our six locations in the state of New York include a 16,000 square foot clearance center in Middletown, New York which we opened during the third quarter of fiscal 2018. Unlike our other 64 BHF locations, the clearance center offers only clearance merchandise at reduced price points and without design consulting services.

With our acquisition of Zenith in 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry.

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

Wholesale shipments by category for the last three fiscal years are summarized below:

	2018		2017		2016

Bassett Custom Upholstery	$141,321	55.2%	$136,366	54.7%	$127,989	53.3%
Bassett Leather	21,589	8.4%	22,528	9.0%	21,038	8.8%
Bassett Custom Wood	46,074	18.0%	43,793	17.6%	36,517	15.2%
Bassett Casegoods	42,875	16.8%	42,874	17.2%	52,246	21.7%
Accessories	4,099	1.6%	3,632	1.5%	2,556	1.1%
Total	$255,958	100.0%	$249,193	100.0%	$240,346	100.0%

Approximately 27% of our 2018 wholesale sales were of imported product compared to 27% and 31% in 2017 and 2016, respectively. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers. The decline in imported goods share of our wholesale sales over the last three years has been driven primarily by increasing sales of our domestic custom wood and upholstery product offerings.

The dollar value of our wholesale backlog, representing orders received but not yet shipped to the BHF store network or independent dealers, was $25,810 at November 24, 2018 and $22,239 at November 25, 2017. We expect that the November 24, 2018 backlog will be filled within fiscal 2019, with the majority of the backlog being filled during the first quarter.

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

Other Investments and Real Estate

Our balance sheet at November 24, 2018 and November 25, 2017 included short-term investments in certificates of deposit and certain retail real estate related to former licensee-owned stores. The impact upon earnings arising from these assets is included in other loss, net, in our consolidated statements of income. Our investment balances at each of the last three fiscal year-ends are as follows:

	November 24,	November 25,	November 26,
	2018	2017	2016

Investments in certificates of deposit	$22,643	$23,125	$23,125
Certain retail real estate	1,655	2,969	3,120

Our short-term investments at November 24, 2018 consist of certificates of deposit (“CDs”) with original terms generally ranging from six to twelve months, bearing interest at rates ranging from 0.85% to 2.70% with a weighted average yield of approximately 2.3%. At November 24, 2018, the weighted average remaining time to maturity of the CDs was approximately six months. Each CD is placed with a federally insured financial institution and all deposits are within Federal deposit insurance limits.

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

Retail Segment Overview – Company-Owned Retail Stores

The retail furniture industry remains very competitive and includes local furniture stores, regional furniture retailers, national department and chain stores and single-vendor branded retailers. As a whole, our store network with 65 Company-owned stores and 32 licensee-owned stores, ranks in the top 30 in retail furniture sales in the United States. We plan to open six additional Company-owned stores in fiscal 2019, after which we expect to significantly reduce the pace of the BHF network expansion and focus on maximizing profitable sales volume through the existing stores.

Net sales for our Company-owned retail stores for the last three fiscal years are summarized below:

	2018	2017	2016

Net sales	$268,883	$268,264	$254,667

Maintaining and enhancing our brand is critical to our ability to expand our base of customers and drive increased traffic at both Company-owned and licensee-owned stores. Our advertising and marketing campaign utilizes local and national television, direct mail, catalogs, newspapers, magazines, radio, internet and social and other digital media in an effort to maintain and enhance our existing brand equity.

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

Logistical Services Segment Overview

Zenith is a specialized supply chain solutions provider, offering the home furnishings industry the benefit of an asset-based network to move product with greater efficiency, enhanced speed to market, less damage and a single source of shipment visibility. We provide fully integrated solutions with the highest commitment to customer care and service as we seek to go beyond our customers’ transactional expectations to create collaborative partnerships that provide a single source network to:

●	Better manage inventory across multiple locations and provide total audit-ready accountability
●	Reduce line haul and delivery costs
●	Ensure availability of high-volume items in stores
●	Integrate the omnichannel nature of today’s retail supply chain
●	Management and predictability of the total landed cost of goods

Our customer solutions are provided through the following services:

●	Network line haul freight (middle mile)
●	Warehousing, distribution and inventory management

At November 24, 2018, our shipping and delivery fleet consisted of the following:

	Owned	Leased	Total
Tractors	154	88	242
Trailers	239	271	510
Local delivery trucks	20	-	20

We own a central warehousing and national distribution hub located in Conover, North Carolina, and we lease nine facilities in seven states across the continental United States from which we operate regional freight terminals and provide warehouse and distribution services.

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

We may also be affected by laws and regulations of countries from which we source goods. Labor, environmental and other laws and regulations change over time, especially in the developing countries from which we source. Changes in these areas of regulation could negatively impact the cost and availability of sourced goods. The timing and extent to which these regulations could have an adverse effect on our financial position or results of operations is difficult to predict. In addition, the imposition of new or increased duties, tariffs, retaliatory tariffs and trade limitations with respect to foreign-sourced products could negatively impact the cost of such goods. Based on the present facts, we do not believe that they will have a material adverse effect on our financial position or future results of operations.

People

We employed 2,574 people as of November 24, 2018, of which 934 were employed in our retail segment, 1,034 were employed in our wholesale segment and 606 were employed in our logistical services segment, which also utilized another 161 temporary workers provided through staffing agencies. None of our employees are subject to collective bargaining arrangements and we have not experienced any recent work stoppages. We consider our relationship with our employees to be good.

Major Customers

Our risk exposure related to our customers, consisting primarily of trade accounts receivable along with certain guarantees, net of recognized reserves, totaled approximately $21,050 and $22,357 at November 24, 2018 and November 25, 2017, respectively. At November 24, 2018 and November 25, 2017, approximately 33% and 29%, respectively, of the aggregate risk exposure, net of reserves, was attributable to five customers. In fiscal 2018, 2017 and 2016, no customer accounted for more than 10% of total consolidated net sales. However, two customers accounted for approximately 40%, 47% and 46% of our consolidated revenue from logistical services during 2018, 2017 and 2016, respectively.

Available Information

Through our website, www.bassettfurniture.com, we make available free of charge as soon as reasonably practicable after electronically filing or furnishing with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto.

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

Maintaining and enhancing our brand is critical to our ability to expand our base of customers and drive increased traffic at both Company-owned and licensee-owned stores. Our advertising and marketing campaign utilizes television, direct mail, catalogs, newspapers, magazines, radio, the internet and social and other digital media in an effort to maintain and enhance our existing brand equity. We cannot provide assurance that our marketing, advertising and other efforts to promote and maintain awareness of our brand will not require us to incur substantial costs. If these efforts are unsuccessful or we incur substantial costs in connection with these efforts, our business, operating results and financial condition could be adversely affected.

Our use of foreign sources of production for a portion of our products exposes us to certain additional risks associated with international operations.

Our use of foreign sources for the supply of certain of our products exposes us to risks associated with overseas sourcing.  These risks are related to government regulation, volatile ocean freight costs, delays in shipments, and extended lead time in ordering. Governments in the foreign countries where we source our products may change their laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation and exchange controls which could make it more difficult to service our customers resulting in an adverse effect on our earnings. We could also experience increases in the cost of ocean freight shipping which could have an adverse effect on our earnings. Shipping delays and extended order lead times may adversely affect our ability to respond to sudden changes in demand, resulting in the purchase of excess inventory in the face of declining demand, or lost sales due to insufficient inventory in the face of increasing demand, either of which would also have an adverse effect on our earnings or liquidity.

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

We may incur costs and reputational harm resulting from security risks we face in connection with our electronic processing, storage and transmission of confidential information.

We accept electronic payment cards in our stores and also gather certain personal identifiable information in the processing of our retail sales transactions. We also store and process confidential information pertaining to our employees and other third parties on our networks. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information. In addition, if there were a disclosure of confidential information provided by, or concerning, our employees, customers or other third parties, including through inadvertent disclosure, unapproved dissemination, or unauthorized access, our reputation could be harmed and we could be subject to civil or criminal liability and regulatory actions. Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses. Consumer perception of our brand could also be negatively affected by these events, which could further adversely affect our results and prospects.

We may suffer adverse impacts from additional risks associated with the operations of Zenith, a freight transportation and logistics business.

Zenith exposes us to certain risks common to that business, including, but not limited to: difficulties attracting and retaining qualified drivers which could result in increases in driver compensation and could adversely affect our profitability and our ability to maintain or grow our fleet; adverse impacts from unfavorable fluctuations in the availability and price of diesel fuel; increased costs of compliance with, or liability for violation of, existing or future regulations in the highly regulated freight transportation industry; adverse impacts upon Zenith’s results of operations which may result from seasonal factors and harsh weather conditions; and the increased liability inherent with the operation of heavy over-the-road vehicles.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

General

We own our corporate office building, which includes an annex, located in Bassett, Va.

We own the following facilities, by segment:

Wholesale Segment:

Facility	Location

Bassett Wood Division	Martinsville, Va.
Bassett Wood Division	Bassett, Va.
Bassett Upholstery Division	Newton, N.C.
3 Warehouses	Bassett, Va.

In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities are in regular use and provide adequate capacity for our manufacturing and warehousing needs. In addition to the owned properties shown above, we have an upholstery division manufacturing facility which occupies part of a regional distribution center in Grand Prairie, Texas that is leased by our logistical services segment, and we lease property in Newton, North Carolina for the manufacturing and warehousing operations of Lane Venture.

Retail Segment:

Real estate associated with our retail segment consists of nine owned locations with an aggregate square footage of 223,570 and a net book value of $19,997. These stores are located as follows:

Concord, North Carolina	Greensboro, North Carolina
Greenville, South Carolina	Fredericksburg, Virginia
Houston, Texas (2 locations)	Gulfport, Mississippi
Knoxville, Tennessee	Louisville, Kentucky

Of these locations, two are subject to land leases and two are subject to mortgages. Our remaining 56 store locations are leased from third-parties. In addition to retail stores, we also lease nineteen locations for use as regional warehouses and home delivery distribution centers.

Logistical Services Segment:

Owned real estate associated with our logistical services segment is located in Conover, North Carolina and includes the following facilities:

Facility	Square Footage
Distribution center and corporate office	242,000
2 Maintenance facilities	15,142
2 Transit warehouses	86,135

In addition to the owned facilities listed above, we also lease warehouse space in nine locations across the United States with an aggregate square footage of 896,429.

Other Real Estate Owned:

We hold investments in retail store property that we previously leased to licensees and now lease to others. Such properties consist of two locations with aggregate square footage of 41,021 and net book value of $1,655 at November 24, 2018.

See Note 16 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

David C. Baker, 58, joined the Company in 2005 as Director, Store Operations. From 2006 to 2015 he served as Vice President – Corporate Retail, and currently serves as Senior Vice President, Corporate Retail. Prior to joining Bassett, Mr. Baker managed Bassett stores for licensees from 1999 to 2005 after having previously managed stores for other furniture retail chains including Haverty’s and Rhodes Furniture.

John E. Bassett III, 60, has been with the Company since 1981 and served in various wood manufacturing and product sourcing capacities, including Vice President, Wood Manufacturing; Vice-President, Global Sourcing from 2001 to 2007 and Vice President, Wood in 2008. He was appointed Senior Vice President, Wood in 2009.

Bruce R. Cohenour, 60, has been with the Company since 2011, starting as Senior Vice President of Upholstery Merchandising and serving as Senior Vice President of Sales and Merchandising since January 2013. Prior to joining Bassett, Mr. Cohenour was with Hooker Furniture Corp. from 2007 through 2010, last serving as President of the Case Goods Division.

J. Michael Daniel, 57, joined the Company in 2007 as Corporate Controller. From April 2009 through December 2009, he served as Corporate Controller and Interim Chief Financial Officer. In January 2010, he was appointed Vice President and Chief Accounting Officer. In January 2013, he was promoted to Senior Vice President and Chief Financial Officer.

Jack L. Hawn, 65, has been with the Company since 2015 as Senior Vice President, Bassett and President, Zenith. His company, Zenith Transportation, Inc., was majority owner of Zenith (Zenith Freight Lines, LLC) from 1999 until its interest in Zenith was acquired by the Company in 2015. He has served as President of Zenith since its formation in 1999.

Jay R. Hervey, Esq., 59, has served as the General Counsel, Vice President and Secretary for the Company since 1997.

Mark S. Jordan, 65, joined the Company in 1999 as Plant Manager. In 2001, he was promoted to Vice President of Upholstery Manufacturing and in 2002 he was promoted to Vice President and General Manager-Upholstery. He has served as Senior Vice President of Upholstery since 2009.

Robert H. Spilman, Jr., 62, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President, and in 2016 also became the Chairman of the Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Bassett’s common stock trades on the NASDAQ global select market system under the symbol “BSET.” We had approximately 3,200 beneficial stockholders at January 10, 2019.

Issuer Purchases of Equity Securities:

We are authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 3, 2018, the Board of Directors increased the remaining limit of the repurchase plan to $20 million. The repurchase program does not include a specific time table or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of prevailing market conditions and other factors. The following table summarizes the stock repurchase activity for the three months ended November 24, 2018 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Issuer Purchases of Equity Securities
(dollar amounts in thousands, except share and per share data)

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

August 26 - September 29, 2018	38,000	$21.90	38,000	$7,773
September 30 - October 27, 2018	86,000	$21.16	86,000	$18,430
October 28 - November 24, 2018	22,400	$19.90	22,400	$17,984

ITEM 6.	SELECTED FINANCIAL DATA

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

(In thousands)	2018		2017		2016		2015		2014

Net sales	$456,855	(1)	$452,503	(1)	$432,038	(1)	$430,927	(1)	$340,738
Operating income	$14,084	(2)	$27,018	(2)	$28,193	(2)	$25,989	(2)	$15,131
Other income (loss), net	$(1,878)		$858	(3)	$(2,416	)(4)	$5,879	(4)	$(524)
Income before income taxes	$12,206		$27,876		$25,777		$31,868		$14,607
Income tax expense	$3,988	(5)	$9,620		$9,948		$11,435		$5,308
Net income	$8,218		$18,256		$15,829		$20,433		$9,299
Diluted earnings per share	$0.77		$1.70		$1.46		$1.88		$0.87
Cash dividends declared	$5,041		$8,266		$7,345		$5,868		$5,085
Cash dividends per share	$0.47		$0.77		$0.68		$0.54		$0.48
Total assets	$291,641		$293,748		$278,267		$282,543		$240,746
Long-term debt	$-		$329		$3,821		$8,500		$1,902
Current ratio	1.82 to 1		1.91 to 1		1.83 to 1		1.84 to 1		1.95 to 1
Book value per share	$18.08		$17.83		$16.85		$16.25		$14.95

(1)

Fiscal 2018, 2017, 2016 and 2015 included logistical services revenue from Zenith in the amount of $54,386, $54,406, $54,842 and $43,522, respectively, since the acquisition of Zenith on February 2, 2015.

(2)

Fiscal 2018 operating income includes restructuring and asset impairment charges and lease exit costs totaling $770. Fiscal 2017 operating income includes a gain of $1,220 resulting from the sale of our retail store in Las Vegas, Nevada. Fiscal 2016 operating income includes the benefit of a $1,428 award received from the settlement of class action litigation. Fiscal 2015 included restructuring and asset impairment charges and lease exit costs totaling $974. See Note 15 to the Consolidated Financial Statements for additional information related to each of these items.

(3)

Fiscal 2017 includes $4,221 of gains resulting from the sale of investments (see Note 9 to the Consolidated Financial Statements), an impairment charge of $1,084 retail real estate held for investment (see Note 2 to the Consolidated Financial Statements).

(4)

Fiscal 2015 includes a remeasurement gain of $7,212 arising from our acquisition of Zenith. Fiscal 2015 and 2014 include $240 and $1,156 of income received from the Continued Dumping and Subsidy Offset Act (“CDSOA”), respectively.

(5)

Fiscal 2018 income tax expense includes a charge of $1,331 resulting from the remeasurement of our deferred tax assets following the reduction of federal income tax rates with the enactment of the Tax Cuts and Jobs Act (see Note 14 to the Consolidated Financial Statements).

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

With 97 BHF stores at November 24, 2018 we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We also own Zenith Freight Lines, LLC (“Zenith”) which provides logistical services to Bassett along with other furniture manufacturers and retailers. Zenith delivers best-of-class shipping and logistical support services that are uniquely tailored to the needs of Bassett and the furniture industry. Approximately 65% of Zenith’s revenue is generated from services provided to non-Bassett customers.

On December 21, 2017, we purchased certain assets and assumed certain liabilities of Lane Venture from Heritage Home Group, LLC for $15,556 in cash. Lane Venture is a manufacturer and distributor of premium outdoor furniture, and is now being operated as a component of our wholesale segment. This acquisition marks our entry into the market for outdoor furniture and we believe that Lane Venture will provide a foundation for us to become a significant participant in this category. We plan to distribute this brand outside of our Bassett store network with plans to introduce a Bassett-branded line in the stores in the near future. See Note 3 to our consolidated financial statements for additional details regarding this acquisition.

At November 24, 2018, our BHF store network included 65 Company-owned stores and 32 licensee-owned stores. During fiscal 2018, we opened new stores in Chandler, Arizona; Summerlin, Nevada; Oklahoma City, Oklahoma; El Paso, Texas; and Frisco, Texas and completed the repositioning of one store in the Houston, Texas market. In addition, licensees opened new stores in La Jolla, California and Daly City, California. We also opened a new 16,000 square foot clearance center in Middletown, New York in the third quarter of 2018. Because the nature of this store will differ significantly from the other stores in the BHF network, offering only clearance merchandise at reduced price points and without design consulting services, we will not include this location in our reporting of comparable store results in the future. During fiscal 2018 we closed one underperforming store in San Antonio, Texas.

We continue to execute our strategy of growing the Company through opening new stores, repositioning stores to improved locations within a market and closing underperforming stores. The following table shows planned store openings where leases have been executed:

		Size	Planned
Location	Type	Sq. Ft.	Opening
New Stores:
Coral Gables, FL	Corporate	10,000	Q1 2019
Boise, ID	Licensed	11,000	Q1 2019
Columbus, OH	Corporate	11,000	Q1 2019
Tucson, AZ	Corporate	9,000	Q1 2019
Estero, FL	Corporate	15,000	Q1 2019
Sarasota, FL	Corporate	8,000	Q2 2019
Princeton, NJ	Corporate	13,000	Q3 2019

Repositionings:
Friendswood, TX to Baybrook Mall area in Friendswood, TX	Corporate	16,000	Q1 2019

Following the planned openings shown above, we expect to significantly reduce the pace of the BHF network expansion and focus on maximizing profitable sales volume through the existing stores.

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

During 2018, we invested in our digital effort to improve the customers’ journey from the time they begin on our website to the final step of delivering the goods to their homes. Today’s customers expect their digital experiences and communications to be personalized and highly-relevant, and catered to match their specific needs and preferences. We have laid the foundation to becoming more connected to our customers and to use the data and insights collected during the customer journey to create a more compelling customized customer experience beginning in 2019.

In 2018, we also invested significantly in developing data driven marketing processes to fuel our future growth. In collaboration with external specialists, we are developing an enterprise data reporting tool to support fully integrated media optimization across broadcast, print and digital media. We also invested in implementing several new digital marketing channels, using a methodical test, measure, optimize approach to ensure maximum return on investment. These included social media advertising, product information optimization and syndication for shopping marketplaces, and home furniture/décor influential partnerships.

Analysis of Operations

Net sales revenue, cost of furniture and accessories sold, selling, general and administrative (“SG&A”) expense, new store pre-opening costs, other charges, and income from operations were as follows for the years ended November 24, 2018, November 25, 2017 and November 26, 2016:

							Change from Prior Year
							2018 vs 2017		2017 vs 2016
	2018		2017		2016		Dollars	Percent	Dollars	Percent
Sales Revenue:
Furniture and accessories	$402,469	88.1%	$398,097	88.0%	$377,196	87.3%	$4,372	1.1%	$20,901	5.5%
Logistics	54,386	11.9%	54,406	12.0%	54,842	12.7%	(20)	0.0%	(436)	-0.8%
Total net sales revenue	456,855	100.0%	452,503	100.0%	432,038	100.0%	4,352	1.0%	20,465	4.7%

Cost of furniture and accessories sold	179,581	39.3%	177,579	39.2%	167,519	38.8%	2,002	1.1%	10,060	6.0%
SG&A	260,339	57.0%	245,493	54.3%	235,178	54.4%	14,846	6.0%	10,315	4.4%
New store pre-opening costs	2,081	0.5%	2,413	0.5%	1,148	0.4%	(332)	-13.8%	1,265	110.2%
Other charges	770	0.2%	-	0.0%	-	0.0%	770	NM	-	NM

Income from operations	$14,084	3.1%	$27,018	6.0%	$28,193	6.5%	$(12,934)	-47.9%	$(1,175)	-4.2%

Our consolidated net sales by segment were as follows:

				Change from Prior Year
				2018 vs 2017		2017 vs 2016
	2018	2017	2016	Dollars	Percent	Dollars	Percent
Net Sales
Wholesale	$255,958	$249,193	$240,346	$6,765	2.7%	$8,847	3.7%
Retail	268,883	268,264	254,667	619	0.2%	13,597	5.3%
Logistical services	82,866	83,030	83,236	(164)	-0.2%	(206)	-0.2%
Inter-company eliminations:
Furniture and accessories	(122,372)	(119,360)	(117,817)	(3,012)	2.5%	(1,543)	1.3%
Logistical services	(28,480)	(28,624)	(28,394)	144	-0.5%	(230)	0.8%
Consolidated	$456,855	$452,503	$432,038	$4,352	1.0%	$20,465	4.7%

Refer to the segment information which follows for a discussion of the significant factors and trends affecting our results of operations for fiscal 2018 and 2017 as compared with the prior year periods.

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

Retail – Company-owned stores. Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities (including real estate) and capital expenditures directly related to these stores and the Company-owned distribution network utilized to deliver products to our retail customers.

Logistical services. With our acquisition of Zenith on February 2, 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping and warehousing services for the Company, the revenue from which is eliminated upon consolidation, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistics revenue in our consolidated statement of income. Zenith’s operating costs are included in selling, general and administrative expenses.

During the fourth quarter of fiscal 2018, we substantially completed transferring operational control of home delivery services for BHF stores from Zenith to our retail segment, including the transfer of the assets and many of the employees used in providing that service. Accordingly, the revenues for the logistical services segment for all periods presented have been restated to no longer include the intercompany revenues and related costs for those services. Concurrently with the transfer of home delivery operations to retail, Zenith also ceased providing such services to third party customers. Revenues from Zenith’s home delivery services formerly provided to third party customers and the associated costs thereof continue to be reported in the logistical services segment. The impact upon segment operating income (loss) from the restatement was not material. Zenith continues to provide other intercompany shipping and warehousing services to Bassett which are eliminated in consolidation.

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Year Ended November 24, 2018
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$255,958	$268,883	$-	$(122,372)	(1)	$402,469
Logistics	-	-	82,866	(28,480)	(2)	54,386
Total sales revenue	255,958	268,883	82,866	(150,852)		456,855
Cost of furniture and accessories sold	171,272	130,591	-	(122,282)	(3)	179,581
SG&A expense	72,412	136,523	81,468	(30,064)	(4)	260,339
New store pre-opening costs	-	2,081	-	-		2,081
Income (loss) from operations (5)	$12,274	$(312)	$1,398	$1,494		$14,854

	Year Ended November 25, 2017
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$249,193	$268,264	$-	$(119,360)	(1)	$398,097
Logistics	-	-	83,030	(28,624)	(2)	54,406
Total sales revenue	249,193	268,264	83,030	(147,984)		452,503
Cost of furniture and accessories sold	164,028	132,463	-	(118,912)	(3)	177,579
SG&A expense	66,044	129,898	80,068	(30,517)	(4)	245,493
New store pre-opening costs	-	2,413	-	-		2,413
Income from operations	$19,121	$3,490	$2,962	$1,445		$27,018

	Year Ended November 26, 2016
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$240,346	$254,667	$-	$(117,817)	(1)	$377,196
Logistics	-	-	83,236	(28,394)	(2)	54,842
Total sales revenue	240,346	254,667	83,236	(146,211)		432,038
Cost of furniture and accessories sold	156,894	128,208	-	(117,583)	(3)	167,519
SG&A expense	64,780	120,978	79,725	(30,305)	(4)	235,178
New store pre-opening costs	-	1,148	-	-		1,148
Income from operations	$18,672	$4,333	$3,511	$1,677		$28,193

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale segment.
(3)

Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment, as well as the change for the period in the elimination of intercompany profit in ending retail inventory.

(4)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate and logistical services expense incurred from Zenith by our wholesale segment.

	Year Ended
	November 24,	November 25,	November 26,
	2018	2017	2016

Intercompany logistical services	$(28,480)	$(28,624)	$(28,394)
Intercompany rents	(1,584)	(1,893)	(1,911)
Total SG&A expense elimination	$(30,064)	$(30,517)	$(30,305)

(5)	Excludes the effects of asset impairment chargesand lease exit costs which are not allocated to our segments.

Wholesale Segment

Net sales, gross profit, SG&A expense and operating income from operations for our Wholesale Segment were as follows for the years ended November 24, 2018, November 25, 2017 and November 26, 2016:

							Change from Prior Year
							2018 vs 2017		2017 vs 2016
	2018		2017		2016		Dollars	Percent	Dollars	Percent

Net sales	$255,958	100.0%	$249,193	100.0%	$240,346	100.0%	$6,765	2.7%	$8,847	3.7%
Gross profit	84,686	33.1%	85,165	34.2%	83,452	34.7%	(479)	-0.6%	1,713	2.1%
SG&A	72,412	28.3%	66,044	26.5%	64,780	27.0%	6,368	9.6%	1,264	2.0%
Income from operations	$12,274	4.8%	$19,121	7.7%	$18,672	7.8%	$(6,847)	-35.8%	$449	2.4%

Wholesale shipments by category for the last three fiscal years are summarized below:

							Change from Prior Year
							2018 vs 2017		2017 vs 2016
	2018		2017		2016		Dollars	Percent	Dollars	Percent

Bassett Custom Upholstery	$141,321	55.2%	$136,366	54.7%	$127,989	53.3%	$4,955	3.6%	$8,377	6.5%
Bassett Leather	21,589	8.4%	22,528	9.0%	21,038	8.8%	(939)	-4.2%	1,490	7.1%
Bassett Custom Wood	46,074	18.0%	43,793	17.6%	36,517	15.2%	2,281	5.2%	7,276	19.9%
Bassett Casegoods	42,875	16.8%	42,874	17.2%	52,246	21.7%	1	0.0%	(9,372)	-17.9%
Accessories	4,099	1.6%	3,632	1.5%	2,556	1.1%	467	12.9%	1,076	42.1%
Total	$255,958	100.0%	$249,193	100.0%	$240,346	100.0%	$6,765	2.7%	$8,847	3.7%

Fiscal 2018 as Compared to Fiscal 2017

The increase in net sales was driven by the addition of $9,546 of revenue for Lane Venture, acquired during the first quarter of 2018, along with a 1.8% increase in furniture shipments to the open market (outside the BHF network and excluding shipments from Lane Venture), partially offset by a 2.8% decrease in furniture shipments to the BHF network as compared to the prior year period. A much smaller component of our wholesale revenues, shipments of wholesale accessories, increased 12.9% over the prior year period. Gross margins for the wholesale segment were 33.1% for fiscal 2018 compared to 34.2% for the prior year. This decrease was primarily driven by lower margins in the Bassett Custom Upholstery operations, excluding Lane Venture, due to higher materials costs coupled with lower absorption of fixed costs due to lower volumes. In June 2018, we implemented targeted price increases to our Custom Upholstery line to mitigate the effects of the cost increases and began seeing the benefit on margins in July 2018. Wholesale SG&A increased as a percentage of sales over the prior year period primarily driven by planned higher digital marketing and other brand development costs, partially offset by decreased incentive compensation. In addition, we incurred $256 of one-time acquisition costs along with other startup costs associated with the Lane Venture operation.

Fiscal 2017 as Compared to Fiscal 2016

The sales increase in 2017 was driven by a 2.7% increase in furniture shipments to the BHF store network along with a 3.9% increase in furniture shipments to the open market (outside the BHF store network) as compared to the prior year period. A much smaller component of our wholesale revenues, shipments of wholesale accessories, increased 42% over the prior year period. The decrease in gross margins from fiscal 2016 was primarily due to the $1,428 settlement of the Polyurethane Foam Antitrust Litigation in 2016. Excluding the benefit of the settlement, the gross margin for fiscal 2016 would have been 34.1%. This increase was primarily due to improved margins in the Bassett Custom Upholstery operations from favorable pricing strategies and improved manufacturing efficiencies. The decrease in SG&A as a percentage of sales compared with 2016 was primarily due to greater leverage of fixed costs from higher sales volumes, partially offset by increased spending on the website and digital strategy development.

Wholesale Backlog

The dollar value of our wholesale backlog, representing orders received but not yet delivered to dealers and Company stores as of November 24, 2018, November 25, 2017, and November 26, 2016 was as follows:

	2018	2017	2016

Year end wholesale backlog	$25,810	$22,239	$22,130

Retail Segment – Company Owned Stores

Net sales, gross profit, SG&A expense, new store pre-opening costs and operating income for our Retail Segment were as follows for the years ended November 24, 2018, November 25, 2017 and November 26, 2016:

									Change from Prior Year
	2018 vs 2017				2017 vs 2016				2018 vs 2017		2017 vs 2016
	2018		2017		2017		2016		Dollars	Percent	Dollars	Percent

Net sales	$268,883	100.0%	$268,264	100.0%	$268,264	100.0%	$254,667	100.0%	$619	0.2%	$13,597	5.3%
Gross profit	138,292	51.4%	135,801	50.6%	135,801	50.6%	126,459	49.7%	2,491	1.8%	9,342	7.4%
SG&A expense	136,523	50.8%	129,898	48.4%	129,898	48.4%	120,978	47.5%	6,625	5.1%	8,920	7.4%
New store pre-opening costs	2,081	0.8%	2,413	0.9%	2,413	0.9%	1,148	0.5%	(332)	-13.8%	1,265	110.2%
Income from operations	$(312)	-0.1%	$3,490	1.3%	$3,490	1.3%	$4,333	1.7%	$(3,802)	-108.9%	$(843)	-19.5%

The following tables present operating results on a comparable store basis for each comparative set of periods. Table A compares the results of the 53 stores that were open and operating for all of 2018 and 2017. Table B compares the results of the 52 stores that were open and operating for all of 2017 and 2016.

Comparable Store Results:

									Change from Prior Year
	Table A: 2018 vs 2017 (53 Stores)				Table B: 2017 vs 2016 (52 Stores)				2018 vs 2017		2017 vs 2016
	2018		2017		2017		2016		Dollars	Percent	Dollars	Percent

Net sales	$235,868	100.0%	$239,633	100.0%	$233,823	100.0%	$229,530	100.0%	$(3,765)	-1.6%	$4,293	1.9%
Gross profit	121,399	51.5%	122,710	51.2%	119,546	51.1%	115,103	50.1%	(1,311)	-1.1%	4,443	3.9%
SG&A expense	115,094	48.8%	115,161	48.1%	112,428	48.1%	108,328	47.2%	(67)	-0.1%	4,100	3.8%
Income from operations	$6,305	2.7%	$7,549	3.2%	$7,118	3.0%	$6,775	3.0%	$(1,244)	-16.5%	$343	5.1%

The following tables present operating results for all other stores which were not comparable year-over-year. Each table includes the results of stores that either opened or closed at some point during the 24 months of each comparative set of periods.

All Other (Non-Comparable) Store Results:

									Change from Prior Year
	2018 vs 2017 All Other Stores				2017 vs 2016 All Other Stores				2018 vs 2017		2017 vs 2016
	2018		2017		2017		2016		Dollars	Percent	Dollars	Percent

Net sales	$33,015	100.0%	$28,631	100.0%	$34,441	100.0%	$25,137	100.0%	$4,384	15.3%	$9,304	37.0%
Gross profit	16,893	51.2%	13,091	45.7%	16,255	47.2%	11,356	45.2%	3,802	29.0%	4,899	43.1%
SG&A expense	21,429	64.9%	14,737	51.5%	17,470	50.7%	12,650	50.3%	6,692	45.4%	4,820	38.1%
New store pre-opening costs	2,081	6.3%	2,413	8.4%	2,413	7.0%	1,148	4.6%	(332)	-13.8%	1,265	110.2%
Loss from operations	$(6,617)	-20.0%	$(4,059)	-14.2%	$(3,628)	-10.5%	$(2,442)	-9.7%	$(2,558)	63.0%	$(1,186)	48.6%

Fiscal 2018 as Compared to Fiscal 2017

The increase in net sales for the 65 Company-owned stores over the prior year was comprised of a $4,384 increase in non-comparable store sales partially offset by a 1.6% decrease in comparable store sales.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores decreased by 3.6% for fiscal 2018 as compared to prior year.

The increase in comparable store gross margins to 51.5% for fiscal 2018 from 51.2% in the prior year period is primarily due to improved pricing strategies and product mix. SG&A expenses as a percentage of sales for comparable stores increased slightly from 2017 due to decreased leverage of fixed costs on lower sales volume and increased advertising expenses.

We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $400 to $600 per store. During fiscal 2018 we incurred $1,601 of post-opening losses associated with the seven new stores and clearance center opened during 2018 and late 2017 compared with $969 of post-opening losses during fiscal 2017. Included in the 2017 Non-Comparable store loss was a $1,220 gain on the sale of our retail store location in Las Vegas, Nevada.

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

Retail Comparable Store Sales Trends

The following table provides year-over-year comparable store sales trends for the last three fiscal years:

	2018	2017	2016

Delivered	-1.6%	1.9%	1.4%
Written	-3.6%	1.8%	1.4%

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers as of November 24, 2018, November 25, 2017, and November 26, 2016, was as follows:

	2018	2017	2016

Year end retail backlog	$35,493	$35,684	$32,788
Retail backlog per open store	$546	$595	$556

Logistical Services Segment

Revenues, operating expenses and income from operations for our logistical services segment were as follows for the years ended November 24, 2018, November 25, 2017 and November 26, 2016:

							Change from Prior Year
							2018 vs 2017		2017 vs 2016
	2018		2017		2016		Dollars	Percent	Dollars	Percent
Logistics revenue	$82,866	100.0%	$83,030	100.0%	$83,236	100.0%	$(164)	-0.2%	$(206)	-0.2%
Operating expenses	81,468	98.3%	80,068	96.4%	79,725	95.8%	1,400	1.7%	343	0.4%

Income from operations	$1,398	1.7%	$2,962	3.6%	$3,511	4.2%	$(1,564)	-52.8%	$(549)	-15.6%

Fiscal 2018 as Compared to Fiscal 2017

Zenith’s revenues were comparable year over year. Increased operating costs as a percentage of revenue were primarily due to significantly higher fuel costs coupled with the increasing cost of hiring and retaining over-the-road drivers. Operating costs for fiscal 2018 and 2017 include non-cash depreciation and amortization charges of $4,068 and $4,309, respectively.

Fiscal 2017 as Compared to Fiscal 2016

Zenith’s revenues were comparable year over year. Increased operating costs as a percentage of revenue were primarily due to higher fuel costs. Operating costs for fiscal 2017 and 2016 include non-cash depreciation and amortization charges of $4,309 and $3,936, respectively.

Other Items Affecting Net Income

Other items affecting net income for fiscal 2018, 2017 and 2016 are as follows:

	2018	2017	2016

Gain on sales of investments (1)	$-	$4,221	$-
Interest income (2)	431	230	120
Interest expense (3)	(57)	(234)	(552)
Retail real estate impairment charge (4)	-	(1,084)	-
Net periodic pension costs (5)	(986)	(1,049)	(910)
Cost of company-owned life insurance (6)	(598)	(517)	(706)
Income from the Continued Dumping & Subsidy Offset Act (7)	7	94	240
Other investment income (8)	52	88	176
Other	(727)	(891)	(784)

Total other income (loss), net	$(1,878)	$858	$(2,416)

(1)	See Note 9 to the Consolidated Financial Statements for information related gains realized from the sale of two investments during fiscal 2017.
(2)

Consists of interest income arising from our short-term investments. See Note 4 to the Consolidated Financial Statements for additional information regarding our investments in certificates of deposit.

(3)

Our interest expense in fiscal 2018 has declined significantly from the previous two years as debt incurred or assumed with the 2015 acquisition of Zenith has been repaid, with all remaining amounts paid off during the first quarter of fiscal 2018. See Note 10 to the Consolidated Financial Statements for additional information regarding our outstanding debt at November 24, 2018.

(4)	See Note 2 to the Consolidated Financial Statements for information related to impairment of retail real estate during fiscal 2017.
(5)

Represents the portion of net periodic pension costs not included in income from operations. See Note 11 to the Consolidated Financial Statements for additional information related to our defined benefit pension plans.

(6)	Cost for fiscal 2018 is net of life insurance proceeds of $266 arising from the death of a former executive.
(7)

These amounts represent distributions received from U.S. Customs and Boarder Protection (“Customs”) under the Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”). These distributions primarily represent amounts previously withheld by Customs pending the resolution of certain claims filed by other manufactures which were dismissed in 2014. The distributions received from Customs have gradually diminished in the years subsequent to the dismissal and are no longer expected to be significant beyond 2018.

(8)	Primarily reflects gains arising from the partial liquidation of our previously impaired investment in the Fortress Value Recovery Fund I, LLC, which was fully impaired during fiscal 2012.

Provision for Income taxes

On December 22, 2017, The Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced the federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018 for all corporate taxpayers, while most other provisions of the Act take effect for fiscal years beginning on or after January 1, 2018. Therefore, we computed our income tax expense for fiscal 2018 using a blended federal statutory rate of 22.2%. The 21% federal statutory rate, as well as certain other provisions of the Act including the elimination of the domestic manufacturing deduction and new limitations on certain business deductions, will apply to our 2019 fiscal year and thereafter.

We recorded an income tax provision of $3,988, $9,620 and $9,948 in fiscal 2018, 2017 and 2016, respectively. For fiscal 2018, our effective tax rate of 32.7% differs from the federal blended statutory rate of 22.2% primarily due to a discrete charge of $1,331 arising from the re-measurement of our deferred tax assets. Other items impacting our effective tax rates for fiscal 2018 include the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation of $223, non-taxable life insurance proceeds of $266, and the Section 199: Domestic Production Activities Deduction of $866. For fiscal 2017 and 2016, our effective tax rates of 34.5% and 38.6%, respectively, differ from the statutory rate of 35.0% primarily due to the effects of state income taxes and various permanent differences including the favorable impact of the Section 199 manufacturing deduction. The reduction in the effective tax rate in fiscal 2017 from 2016 was primarily due to higher excess tax benefits from stock compensation recognized during fiscal 2017. See Note 14 to the Consolidated Financial Statements for additional information regarding our income tax provision (benefit), as well as our net deferred tax assets and other matters.

We have net deferred tax assets of $3,266 as of November 24, 2018, which, upon utilization, are expected to reduce our cash outlays for income taxes in future years. It will require approximately $13,000 of future taxable income to utilize our net deferred tax assets.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for fiscal 2018 was $28,698 compared to $36,384 for fiscal 2017, a decrease of $7,686. This decrease is primarily due to lower operating margins and changes in working capital.

Our overall cash position decreased by $20,481 during 2018. Offsetting the cash provided by operations, we used $30,686 of cash in investing activities, primarily consisting of our $15,556 investment in Lane Venture and capital expenditures of $18,301 which included retail store relocations, retail store remodels, in-process spending on new stores, expanding and upgrading our manufacturing capabilities, various technology improvements and additional material handling equipment for our logistical services segment, partially offset by $2,463 of proceeds from the sale of our retail location in Spring, Texas and $482 from the maturity of a portion of our CDs which were not reinvested. Net cash used in financing activities was $18,493, including dividend payments of $8,800 and the final $3,000 installment payment on our Zenith acquisition note payable. With cash and cash equivalents and short-term investments totaling $56,111 on hand at November 24, 2018, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Effective November 15, 2018, we amended the credit facility with our bank, increasing our line of credit from $15,000 up to $25,000. This amended credit facility, which matures in December of 2021, is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the facility and expect to remain in compliance for the foreseeable future. At November 24, 2018, we had $2,798 outstanding under standby letters of credit against our line, leaving availability under our credit line of $22,202. In addition, we have outstanding standby letters of credit with another bank totaling $381.

At November 24, 2018 we have outstanding principal totaling $292 under notes payable, all of which matures during fiscal 2019. See Note 10 to our consolidated financial statements for additional details regarding these notes, including collateral. We expect to satisfy these obligations as they mature using cash flow from operations or our available cash on hand.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. We had obligations of $185,427 at November 24, 2018 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to three years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,021 at November 24, 2018. See Note 16 to our consolidated financial statements for additional details regarding our leases and lease guarantees.

Dividends and Share Repurchases

During fiscal 2018, we declared four quarterly dividends totaling $5,041, or $0.47 per share. Cash dividend payments to our shareholders during fiscal 2018 totaled $8,800. During fiscal 2018, we repurchased 253,907 shares of our stock for $5,945 under our share repurchase program. The weighted-average effect of these share repurchases on both our basic and diluted earnings per share was not significant. The approximate dollar value that may yet be purchased pursuant to our stock repurchase program as of November 24, 2018 was $17,984.

Capital Expenditures

We currently anticipate that total capital expenditures for fiscal 2019 will be approximately $15 to $20 million which will be used primarily for new stores and store remodeling in our retail segment and additional investments in technology. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the new stores, our rate of growth, our operating results and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events. We believe that our existing cash, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

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

	2019	2020	2021	2022	2023	Thereafter	Total
Post employment benefit obligations (1)	$1,072	$1,014	$994	$1,305	$1,221	$8,632	$14,238
Notes payable	292	-	-	-	-	-	292
Contractual advertising	3,560	-	-	-	-	-	3,560
Interest payable	7	-	-	-	-	-	7
Letters of credit	3,179	-	-	-	-	-	3,179
Operating leases (2)	33,721	32,030	27,017	23,194	18,386	51,112	185,460
Lease guarantees (3)	627	347	347	347	353	-	2,021
Other obligations & commitments	960	200	200	100	100	250	1,810
Purchase obligations (4)	-	-	-			-	-
Total	$43,418	$33,591	$28,558	$24,946	$20,060	$59,994	$210,567

(1)

Does not reflect a reduction for the impact of any company owned life insurance proceeds to be received. Currently, we have life insurance policies with net death benefits of $17,811 to provide funding for these obligations. See Note 11 to the Consolidated Financial Statements for more information.

(2)	Does not reflect a reduction for the impact of sublease income to be received. See Note 16 to the Consolidated Financial Statements for more information.
(3)	Lease guarantees relate to payments we would only be required to make in the event of default on the part of the guaranteed parties.
(4)

The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. At the end of fiscal year 2018, we had approximately $15,507 in open purchase orders, primarily for imported inventories, which are in the ordinary course of business.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of BHF stores and Zenith distribution facilities. We have guaranteed certain lease obligations of licensee operators as part of our retail strategy. See Contractual Obligations and Commitments table above and Note 16 to the Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K, for further discussion of operating leases and lease guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

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

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 104 further asserts that if collectibility of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. During fiscal 2018, 2017 and 2016, there were no dealers for which these criteria were not met.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our accounts receivable reserves were $754 and $617 at November 24, 2018 and November 25, 2017, respectively, representing 3.8% and 3.0% of our gross accounts receivable balances at those dates, respectively. The allowance for doubtful accounts is based on a review of specifically identified customer accounts in addition to an overall aging analysis. We evaluate the collectibility of our receivables from our licensees and other customers on a quarterly basis based on factors such as their financial condition, our collateral position, potential future plans with licensees and other similar factors. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivable and is adjusted accordingly based on historical experience, current developments and present economic conditions and trends. Although actual losses have not differed materially from our previous estimates, future losses could differ from our current estimates. Unforeseen events such as a licensee or customer bankruptcy filing could have a material impact on our results of operations.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined for domestic furniture inventories using the last-in, first-out method. The cost of imported inventories is determined on a first-in, first-out basis. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. Our reserves for excess and obsolete inventory were $1,766 and $1,895 at November 24, 2018 and November 25, 2017, respectively, representing 2.7% and 3.4%, respectively, of our inventories on a last-in, first-out basis. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, the goodwill impairment test consists of a two-step process, if necessary. However, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the two-step process. Based on our qualitative assessment as described above, we have concluded that our goodwill in the amount of $16,043 is not impaired as of November 24, 2018.

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

Other Intangible Assets – Intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or between annual tests when an impairment indicator exists. The recoverability of indefinite-lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss equal to the excess would be recorded. At November 24, 2018, our indefinite-lived intangible assets other than goodwill consist of trade names acquired in the acquisitions of Zenith and Lane Venture and have a carrying value of $9,338.

Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We estimate the useful lives of our intangible assets and ratably amortize the value over the estimated useful lives of those assets. If the estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives or, if an asset is deemed to be impaired, a write-down of the value of the asset may be required at such time. At November 24, 2018 our definite-lived intangible assets consist of customer relationships and customized technology applications acquired in the acquisition of Zenith and customer relationships acquired in the acquisition of Lane Venture with a total carrying value of $3,099.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $1,655 and $1,758 at November 24, 2018 and November 25, 2017, respectively, for stores formerly operated by licensees as well as our holdings of $19,997 and $22,817 at November 24, 2018 and November 25, 2017, respectively, for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $2,021 and $2,743 which we have guaranteed on behalf of licensees as of November 24, 2018 and November 25, 2017, respectively, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

			Net Book
	Number of	Aggregate	Value
	Locations	Square Footage	(in thousands)

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	9	223,570	$19,997

Investment real estate leased to others	2	41,021	1,655

Total Company investment in retail real estate	11	264,591	$21,652

(1)	Includes two properties encumbered under mortgages totaling $292 at November 24, 2018.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bassett Furniture Industries, Incorporated and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated and Subsidiaries (the Company) as of November 24, 2018 and November 25, 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended November 24, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2). (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 24, 2018 and November 25, 2017, and the results of its operations and its cash flows for each of the three years in the period ended November 24, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 24, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 17, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Richmond, Virginia

January 17, 2019

Consolidated Balance Sheets

Bassett Furniture Industries, Incorporated and Subsidiaries

November 24, 2018 and November 25, 2017

(In thousands, except share and per share data)

	2018	2017
Assets
Current assets
Cash and cash equivalents	$33,468	$53,949
Short-term investments	22,643	23,125
Accounts receivable, net of allowance for doubtful accounts of $754 and $617 as of November 24, 2018 and November 25, 2017, respectively	19,055	19,640
Inventories	64,192	54,476
Other current assets	9,189	8,192
Total current assets	148,547	159,382

Property and equipment, net	104,863	103,244

Other long-term assets
Deferred income taxes, net	3,266	8,393
Goodwill and other intangible assets	28,480	17,351
Other	6,485	5,378
Total other long-term assets	38,231	31,122
Total assets	$291,641	$293,748

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$27,407	$21,760
Accrued compensation and benefits	12,994	14,670
Customer deposits	27,157	27,107
Dividends payable	-	3,759
Current portion of long-term debt	292	3,405
Other accrued liabilities	13,969	12,655
Total current liabilities	81,819	83,356

Long-term liabilities
Post employment benefit obligations	13,173	13,326
Notes payable	-	329
Other long-term liabilities	6,340	5,277
Total long-term liabilities	19,513	18,932

Commitments and Contingencies

Stockholders’ equity
Common stock, $5 par value; 50,000,000 shares authorized; issued and outstanding 10,527,636 at November 24, 2018 and 10,737,952 at November 25, 2017	52,638	53,690
Retained earnings	140,009	139,378
Additional paid-in-capital	-	962
Accumulated other comprehensive loss	(2,338)	(2,570)
Total stockholders' equity	190,309	191,460
Total liabilities and stockholders’ equity	$291,641	$293,748

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Income

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 24, 2018, November 25, 2017, and November 26, 2016

(In thousands, except per share data)

	2018	2017	2016

Sales revenue:
Furniture and accessories	$402,469	$398,097	$377,196
Logistics	54,386	54,406	54,842
Total sales revenue	456,855	452,503	432,038

Cost of furniture and accessories sold	179,581	177,579	167,519

Selling, general and administrative expenses excluding new store pre-opening costs	260,339	245,493	235,178
New store pre-opening costs	2,081	2,413	1,148
Lease exit costs	301	-	-
Asset impairment charges	469	-	-

Income from operations	14,084	27,018	28,193

Gain on sale of investments	-	4,221	-
Interest income	431	230	120
Interest expense	(57)	(234)	(552)
Impairment of investment in real estate	-	(1,084)	-
Other loss, net	(2,252)	(2,275)	(1,984)

Income before income taxes	12,206	27,876	25,777

Income tax expense	3,988	9,620	9,948

Net income	$8,218	$18,256	$15,829

Net income per share

Basic income per share	$0.77	$1.71	$1.47

Diluted income per share	$0.77	$1.70	$1.46

Dividends per share
Regular dividends	$0.47	$0.42	$0.38
Special dividend	$-	$0.35	$0.30

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 24, 2018, November 25, 2017, and November 26, 2016

(In thousands)

	2018	2017	2016

Net income	$8,218	$18,256	$15,829
Other comprehensive income (loss):
Recognize prior service cost associated with Long Term Cash Awards (LTCA)	-	(932)	-
Amortization associated with LTCA	126	73	-
Income taxes related to LTCA	(32)	331	-
Actuarial adjustment to supplemental executive retirement defined benefit plan (SERP)	616	448	(165)
Amortization associated with SERP	304	374	366
Income taxes related to SERP	(237)	(311)	(76)

Other comprehensive income (loss), net of tax	777	(17)	125

Total comprehensive income	$8,995	$18,239	$15,954

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 24, 2018, November 25, 2017, and November 26, 2016

(In thousands)

	2018	2017	2016
Operating activities:
Net income	$8,218	$18,256	$15,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,203	13,312	12,249
Non-cash asset impairment charges	469	-	-
Non-cash portion of lease exit costs	301	-	-
Gain on sale of investments	-	(4,221)	-
Net (gain) loss on sales of property and equipment	(234)	(1,190)	(128)
Tenant improvement allowances received from lessors	2,462	1,643	914
Impairment charges on retail real estate	-	1,084	-
Deferred income taxes	4,663	(302)	5,324
Other, net	1,398	1,345	1,183
Changes in operating assets and liabilities
Accounts receivable	1,732	(1,225)	3,228
Inventories	(5,998)	(918)	6,681
Other current and long-term assets	(961)	2,477	(3,929)
Customer deposits	50	1,926	1,182
Accounts payable and accrued liabilities	3,395	4,197	(3,471)
Net cash provided by operating activities	28,698	36,384	39,062

Investing activities:
Purchases of property and equipment	(18,301)	(15,500)	(21,501)
Proceeds from sales of property and equipment	2,689	4,474	667
Cash paid for business acquisitions, net of cash acquired	(15,556)	(655)	-
Proceeds from sales and maturities of investments	482	5,546	-
Net cash used in investing activities	(30,686)	(6,135)	(20,834)

Financing activities:
Cash dividends	(8,800)	(7,725)	(6,311)
Proceeds from exercise of stock options	27	310	114
Issuance of common stock	355	168	182
Repurchases of common stock	(5,946)	(83)	(6,393)
Taxes paid related to net share settlement of equity awards	(674)	(641)	(77)
Proceeds from equipment loan	-	-	7,384
Payments on notes and equipment loans	(3,455)	(3,473)	(14,251)
Net cash used in financing activities	(18,493)	(11,444)	(19,352)
Change in cash and cash equivalents	(20,481)	18,805	(1,124)
Cash and cash equivalents - beginning of year	53,949	35,144	36,268

Cash and cash equivalents - end of year	$33,468	$53,949	$35,144

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 24, 2018, November 25, 2017, and November 26, 2016

(In thousands, except share and per share data)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income (loss)	Total

Balance, November 28, 2015	10,916,021	$54,580	$4,560	$120,904	$(2,678)	$177,366

Comprehensive income
Net income	-	-	-	15,829	-	15,829
Actuarial adjustment to SERP, net of tax	-	-	-	-	125	125
Regular dividends ($0.38 per share)	-	-	-	(4,127)	-	(4,127)
Special dividend ($0.30 per share)	-	-	-	(3,218)	-	(3,218)
Issuance of common stock	64,316	322	(25)	-	-	297
Purchase and retirement of common stock	(257,390)	(1,287)	(5,183)		-	(6,470)
Stock-based compensation	-	-	903	-	-	903

Balance, November 26, 2016	10,722,947	53,615	255	129,388	(2,553)	180,705

Comprehensive income
Net income	-	-	-	18,256	-	18,256
Prior service cost of LTCA, net of tax	-	-	-	-	(528)	(528)
Actuarial adjustment to SERP, net of tax	-	-	-	-	511	511
Regular dividends ($0.42 per share)	-	-	-	(4,508)	-	(4,508)
Special dividend ($0.35 per share)	-	-	-	(3,758)	-	(3,758)
Issuance of common stock	39,313	197	281	-	-	478
Purchase and retirement of common stock	(24,310)	(122)	(602)		-	(724)
Stock-based compensation	-	-	1,028	-	-	1,028

Balance, November 25, 2017	10,737,950	53,690	962	139,378	(2,570)	191,460

Comprehensive income
Net income	-	-	-	8,218	-	8,218
Prior service cost of LTCA, net of tax	-	-	-	-	94	94
Actuarial adjustment to SERP, net of tax	-	-	-	-	683	683
Reclassification of certain tax effects	-	-	-	545	(545)	-
Regular dividends ($0.47 per share)	-	-	-	(5,041)	-	(5,041)
Issuance of common stock	63,403	317	65	-	-	382
Purchase and retirement of common stock	(273,717)	(1,369)	(2,160)	(3,091)	-	(6,620)
Stock-based compensation	-	-	1,133	-	-	1,133

Balance, November 24, 2018	10,527,636	$52,638	$-	$140,009	$(2,338)	$190,309

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1.	Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, the “Company”) based in Bassett, Virginia, is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s full range of furniture products and accessories, designed to provide quality, style and value, are sold through an exclusive nation-wide network of 97 retail stores known as Bassett Home Furnishings (referred to as “BHF”). Of the 97 stores, the Company owns and operates 65 stores (“Company-owned retail stores”) with the other 32 being independently owned (“licensee operated”). We also distribute our products through other multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants.

We sourced approximately 27% of our wholesale products from various foreign countries, with the remaining volume produced at our five domestic manufacturing facilities.

Lane Venture Acquisition

On December 21, 2017, we purchased certain assets and assumed certain liabilities of Lane Venture from Heritage Home Group, LLC. Lane Venture is being operated as a component of our wholesale segment (see Note 3, Business Combinations). Results of operations for the Lane Venture business are included in our consolidated statements of income since the date of acquisition.

2.	Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our fiscal year ends on the last Saturday in November, which periodically results in a 53-week year.   Fiscal 2018, 2017 and 2016 each contained 52 weeks. The Consolidated Financial Statements include the accounts of Bassett Furniture Industries, Incorporated and our majority-owned subsidiaries in which we have a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation. Accordingly, the results of Lane Venture have been consolidated with our results since the date of the acquisition. Sales of logistical services from Zenith to our wholesale and retail segments have been eliminated, and Zenith’s operating costs and expenses since the date of acquisition are included in selling, general and administrative expenses in our consolidated statements of net income. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2018, 2017 and 2016 are to Bassett's fiscal year ended November 24, 2018, November 25, 2017 and November 26, 2016, respectively. References to the “ASC” included hereinafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board as the source of authoritative GAAP.

We analyzed our licensees under the requirements for variable interest entities (“VIEs”). All of these licensees operate as BHF stores and are furniture retailers. We sell furniture to these licensees, and in some cases have extended credit beyond normal terms, made lease guarantees, guaranteed loans, or loaned directly to the licensees. We have recorded reserves for potential exposures related to these licensees. See Note 16 for disclosure of leases and lease guarantees. Based on financial projections and best available information, all licensees have sufficient equity to carry out their principal operating activities without subordinated financial support. Furthermore, we believe that the power to direct the activities that most significantly impact the licensees’ operating performance continues to lie with the ownership of the licensee dealers. Our rights to assume control over or otherwise influence the licensees’ significant activities only exist pursuant to our license and security agreements and are in the nature of protective rights as contemplated under ASC Topic 810. We completed our assessment for other potential VIEs, and concluded that there were none. We will continue to reassess the status of potential VIEs including when facts and circumstances surrounding each potential VIE change.

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

Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) outlines the four basic criteria for recognizing revenue as follows: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. SAB 104 further asserts that if collectability of all or a portion of the revenue is not reasonably assured, revenue recognition should be deferred until payment is received. During fiscal 2018, 2017 and 2016, there were no sales for which these criteria were not met.

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

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable and financial guarantees subject us to credit risk partially due to the concentration of amounts due from and guaranteed on behalf of independent licensee customers. At November 24, 2018 and November 25, 2017, our aggregate exposure from receivables and guarantees related to customers consisted of the following:

	2018	2017
Accounts receivable, net of allowances (Note 5)	$19,055	$19,640
Contingent obligations under lease and loan guarantees, less amounts recognized (Note 16)	1,995	2,717
Total credit risk exposure related to customers	$21,050	$22,357

At November 24, 2018 and November 25, 2017, approximately 33% and 29%, respectively, of the aggregate risk exposure, net of reserves, shown above was attributable to five customers. In fiscal 2018, 2017 and 2016, no customer accounted for more than 10% of total consolidated net sales. However, two customers accounted for approximately 40%, 47% and 46% of our consolidated revenue from logistical services during 2018, 2017 and 2016, respectively.

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $1,587, $2,288, and $3,607 in fiscal 2018, 2017, and 2016, respectively. All of our export sales are invoiced and settled in U.S. dollars.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Inventories

Inventories (retail merchandise, finished goods, work in process and raw materials) are stated at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the last-in, first-out (“LIFO”) method because we believe this methodology provides better matching of revenue and expenses. The cost of imported inventories and Lane Venture product inventories are determined on a first-in, first-out (“FIFO”) basis. Inventories accounted for under the LIFO method represented 52% and 54% of total inventory before reserves at November 24, 2018 and November 25, 2017, respectively. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

Retail Real Estate

Retail real estate is comprised of owned and leased properties which have in the past been utilized by licensee operated BHF stores and are now leased or subleased to non-licensee tenants. The net book value of our retail real estate at November 24, 2018 and November 25, 2017 was $1,655 and $1,758, respectively, and is included in other long-term assets in our consolidated balance sheets. This real estate is stated at cost less accumulated depreciation and is depreciated over the useful lives of the respective assets utilizing the straight line method. Buildings and improvements are generally depreciated over a period of 10 to 39 years. Leasehold improvements are amortized based on the underlying lease term, or the asset’s estimated useful life, whichever is shorter. Depreciation expense was $103, $127, and $152 in fiscal 2018, 2017, and 2016, respectively, and is included in other loss, net, in our consolidated statements of income.

The net book value of our retail real estate at November 24, 2018 consisted of one property located near Charleston, South Carolina which is fully occupied by a tenant under a long term lease. We also own a building in Chesterfield County, Virginia that was formerly leased to a licensee for the operation of a BHF store. The building is subject to a ground lease that expires in 2020, but has additional renewal options. Since 2012, we have leased the building to another party who is, as of recently, paying less than the full amount of the lease obligation, resulting in rental income insufficient to cover our ground lease obligation. Efforts to sell our interest in the building have been unsuccessful so far. We have also concluded that absent a significant cash investment in the building the likelihood of locating another tenant for the building at a rent that would provide positive cash flow in excess of the ground lease expense is remote. In addition, we obtained an appraisal during the second quarter of fiscal 2017 which indicated that the value of the building had significantly decreased and was now minimal. Given these circumstances, we concluded in the second quarter of fiscal 2017 that we are unlikely to renew the ground lease in 2020 and would therefore likely vacate the property at that time. Consequently, we recorded a non-cash impairment charge of $1,084 during fiscal 2017 to write off the value of the building.

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

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, the goodwill impairment test consists of a two-step process, if necessary. However, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the two-step process. Based on our qualitative assessment as described above, we have concluded that our goodwill is not impaired as of November 24, 2018.

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

Income Taxes

We account for income taxes under the liability method which requires that we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 14.

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

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

New Store Pre-Opening Costs

Income from operations for fiscal 2018, 2017 and 2016 includes new store pre-opening costs of $2,081, $2,413 and $1,148, respectively. Such costs consist of expenses incurred at the new store location during the period prior to its opening and include, among other things, facility occupancy costs such as rent and utilities and local store personnel costs related to pre-opening activities including training. New store pre-opening costs do not include costs which are capitalized in accordance with our property and equipment capitalization policies, such as leasehold improvements and store fixtures and equipment. Such capitalized costs associated with new stores are depreciated commencing with the opening of the store. There are no pre-opening costs associated with stores acquired from licensees, as such locations were already in operation at the time of their acquisition.

Shipping and Handling Costs

Costs incurred to deliver wholesale merchandise to customers are recorded in selling, general and administrative expense and totaled $17,511, $18,514, and $18,451 for fiscal 2018, 2017 and 2016, respectively. Costs incurred to deliver retail merchandise to customers, including the cost of operating regional distribution warehouses, are also recorded in selling, general and administrative expense and totaled $19,107, $18,424, and $18,094 for fiscal 2018, 2017 and 2016, respectively.

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred and are included in selling, general and administrative expenses. Advertising costs totaled $20,922, $18,834, and $16,688 in fiscal 2018, 2017, and 2016, respectively.

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

Supplemental Cash Flow Information

There were no material non-cash investing or financing activities during fiscal 2018, 2017 or 2016.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of this Update be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. Therefore the amendments in ASU 2015-11 became effective for us as of the beginning of our 2018 fiscal year. The adoption of this guidance did not have a material impact upon our financial condition or results of operations.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 was issued to provide narrow-scope guidance for entities that are required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and have items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. Because the Act has had a significant impact upon the tax effects of pension costs included in our accumulated other comprehensive loss, we have adopted the guidance in ASU 2018-02 effective as of the beginning of the first quarter of fiscal 2018, resulting in the reclassification of $545 of tax benefits from accumulated other comprehensive loss to retained earnings (see Note 12).

Recent Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates ASC Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. In addition, during 2016 the FASB has issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, all of which clarify certain implementation guidance within ASU 2014-09, and ASU 2016-11, which rescinds certain SEC guidance within the ASC effective upon an entity’s adoption of ASU 2014-09. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. Therefore the amendments in ASU 2014-09 will become effective for us as of the beginning of our 2019 fiscal year. In order to evaluate the impact that the adoption of ASU 2014-09 will have on our consolidated financial statements, we have conducted a comprehensive review of the significant revenue streams across our wholesale, retail and logistical services reportable segments. The focus of this review included, among other things, the identification of the significant contracts and other arrangements we have with our customers to identify significant performance obligations, factors affecting the determination of transaction price, such as variable consideration, and factors affecting the classification of receipts as revenue, such as principal versus agent considerations. Our findings from the review were then analyzed based on the five-step model described in the new standard. We are currently finalizing our assessment of the impact that adoption will have on our consolidated financial statements. While we have not yet made a final determination as to the impact on our financial position or results of operations, we do anticipate incorporating additional disclosures, primarily related to disaggregation of revenue. We are also in the process of implementing the necessary changes to our accounting policies, procedures and controls with respect to these contracts and arrangements as required by the adoption of ASU 2014-09. We will adopt this standard as of the beginning of our 2019 fiscal year using the modified retrospective method of adoption. We do not expect the adoption of this standard to have a material impact on our financial position or results of operations.

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

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 (as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20) requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. As with previous guidance, there continues to be a differentiation between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Lease assets and liabilities arising from both finance and operating leases will be recognized in the statement of financial position. ASU 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. In addition, ASU 2018-11 provides for an additional (and optional) transition method by which entities may elect to initially apply the transition requirements in Topic 842 at that Topic’s effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption and without retrospective application to any comparative prior periods presented. Also, ASU 2018-20 provides certain narrow-scope improvements to Topic 842 as it relates to lessors. The guidance in ASU 2016-02 will become effective for us as of the beginning of our 2020 fiscal year. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements, which we expect will have a material effect on our statement of financial position (refer to Note 16 for information regarding our leases currently classified as operating leases under ASC Topic 840). We currently anticipate that we will adopt the guidance of ASU 2016-02 as of the beginning of our 2020 fiscal year using the optional transition method as provided by ASU 2018-11.

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

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation with no effect on previously reported net income, stockholders' equity or cash flows.

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

The allocation of the fair value of the acquired business was initially based on a preliminary valuation. Our estimates and assumptions were revised during 2018 as we obtained additional information for our estimates during the measurement period , which we consider to be closed as of November 24, 2018. During fiscal 2018, we recorded measurement period adjustments resulting in a net increase to the opening value of various acquired assets and assumed liabilities with an offsetting reduction of recognized goodwill of $76. The final allocation of the $15,556 all-cash purchase price to the acquired assets and liabilities of the Lane Venture business, including measurement period adjustments, is as follows:

Allocation of the fair value of consideration transferred:
Identifiable assets acquired:
Accounts receivable, net of reserve (Note 5)	$1,507
Inventory, net of reserve (Note 6)	3,718
Prepaid expenses and other current assets	37
Intangible assets	7,360
Total identifiable assets acquired	12,622
Liabilities assumed:
Accounts payable	(357)
Other accrued liabilities	(852)
Total liabilities assumed	(1,209)
Net identifiable assets acquired	11,413
Goodwill	4,143
Total net assets acquired	$15,556

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

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

A portion of the fair value of the consideration transferred has been assigned to identifiable intangible assets as follows:

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

Acquisition costs related to the Lane Venture acquisition totaled $256 during the year ended November 24, 2018, and are included in selling, general and administrative expenses in the consolidated statements of income. The acquisition costs are primarily related to legal, accounting and valuation services.

The pro forma impact of the acquisition and the results of operations attributable to Lane Venture since the acquisition have not been presented because they are not material to our consolidated results of operations for the three fiscal years ended November 24, 2018.

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

The pro forma impact of the acquisition and the results of operations for the Columbus store since the acquisition was not material to our consolidated results of operations for the year ended November 25, 2017.

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

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Investments

Our short-term investments of $22,643 and $23,125 at November 24, 2018 and November 25, 2017, respectively, consisted of certificates of deposit (CDs) with original terms of six to twelve months, bearing interest at rates ranging from 0.85% to 2.70%. At November 24, 2018, the weighted average remaining time to maturity of the CDs was approximately six months and the weighted average yield of the CDs was approximately 2.3%. Each CD is placed with a federally insured financial institution and all deposits are within Federal deposit insurance limits. As the CDs mature, we expect to reinvest them in CDs of similar maturities of up to one year. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at November 24, 2018 and November 25, 2017 approximates their fair value.

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

5.	Accounts Receivable

Accounts receivable consists of the following:

	November 24, 2018	November 25, 2017
Gross accounts receivable	$19,809	$20,257
Allowance for doubtful accounts	(754)	(617)
Net accounts receivable	$19,055	$19,640

Activity in the allowance for doubtful accounts was as follows:

	2018	2017

Balance, beginning of the year	$617	$799
Acquired allowance on accounts receivable (Note 3)	50	-
Additions charged to expense (recoveries)	339	(59)
Reductions to allowance, net	(252)	(123)
Balance, end of the year	$754	$617

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 4.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

6.	Inventories

Inventories consist of the following:

	November 24, 2018	November 25, 2017
Wholesale finished goods	$30,750	$26,145
Work in process	432	388
Raw materials and supplies	15,503	11,808
Retail merchandise	27,599	26,173
Total inventories on first-in, first-out method	74,284	64,514
LIFO adjustment	(8,326)	(8,143)
Reserve for excess and obsolete inventory	(1,766)	(1,895)
	$64,192	$54,476

We source a significant amount of our wholesale product from other countries. During 2018, 2017 and 2016, purchases from our two largest vendors located in Vietnam and China were $24,073, $21,977and $19,128 respectively.

We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand, market conditions and the respective valuations at LIFO. The need for these reserves is primarily driven by the normal product life cycle. As products mature and sales volumes decline, we rationalize our prduct offerings to respond to consumer tastes and keep our product lines fresh. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required. In determining reserves, we calculate separate reserves on our wholesale and retail inventories. Our wholesale inventories tend to carry the majority of the reserves for excess quantities and obsolete inventory due to the nature of our distribution model. These wholesale reserves primarily represent design and style obsolescence. Typically, product is not shipped to our retail warehouses until a consumer has ordered and paid a deposit for the product. We do not typically hold retail inventory for stock purposes. Consequently, floor sample inventory and inventory for delivery to customers account for the majority of our inventory at retail. Retail reserves are based on accessory and clearance floor sample inventory in our stores and any inventory that is not associated with a specific customer order in our retail warehouses.

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance at November 26, 2016	$1,061	$289	$1,350
Additions charged to expense	1,757	475	2,232
Write-offs	(1,200)	(487)	(1,687)
Balance at November 25, 2017	1,618	277	1,895
Acquired reserve on inventory (Note 3)	110	-	110
Additions charged to expense	1,884	425	2,309
Write-offs	(2,112)	(436)	(2,548)
Balance at November 24, 2018	$1,500	$266	$1,766

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

7.	Property and Equipment

Property and equipment consist of the following:

	November 24, 2018	November 25, 2017
Land	$9,908	$10,908
Buildings and leasehold improvements	124,449	117,185
Machinery and equipment	108,379	102,619
Property and equipment at cost	242,736	230,712
Less accumulated depreciation	(137,873)	(127,468)
Property and equipment, net	$104,863	$103,244

The net book value of our property and equipment by reportable segment is a follows:

	November 24, 2018	November 25, 2017
Wholesale	$26,511	$25,277
Retail - Company-owned stores	61,380	58,454
Logistical Services	16,972	19,513
Total property and equipment, net	$104,863	$103,244

Depreciation expense associated with the property and equipment shown above was included in income from operations in our consolidated statements of income as follows:

	2018	2017	2016

Cost of goods sold (wholesale segment)	$1,264	$989	$748
Selling, general and adminstrative expenses:
Wholesale segment	1,666	1,531	1,154
Retail segment	7,060	7,080	6,880
Logistical services segment	3,747	3,987	3,614
Total included in selling, general and adminstrative expenses	12,473	12,598	11,648
Total depreciation expense included in income from operations	$13,737	$13,587	$12,396

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	November 24, 2018
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$3,550	$(829)	$2,721
Technology - customized applications	834	(456)	378

Total intangible assets subject to amortization	4,384	(1,285)	3,099

Intangibles not subject to amortization:
Trade names	9,338	-	9,338
Goodwill	16,043	-	16,043

Total goodwill and other intangible assets	$29,765	$(1,285)	$28,480

	November 25, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$3,038	$(574)	$2,464
Technology - customized applications	834	(337)	497

Total intangible assets subject to amortization	3,872	(911)	2,961

Intangibles not subject to amortization:
Trade names	2,490	-	2,490
Goodwill	11,900	-	11,900

Total goodwill and other intangible assets	$18,262	$(911)	$17,351

Changes in the carrying amounts of goodwill by reportable segment were as follows:

	Wholesale	Retail	Logistics	Total

Balance as of November 26, 2016	$4,839	$1,820	$4,929	$11,588
Goodwill arising from store acquisition (Note 3)	206	106	-	312

Balance as of November 25, 2017	5,045	1,926	4,929	11,900
Goodwill arising from Lane Venture acquisition (Note 3)	4,143	-	-	4,143

Balance as of November 24, 2018	$9,188	$1,926	$4,929	$16,043

There were no accumulated impairment losses on goodwill as of November 24, 2018, November 25, 2017 or November 26, 2016.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

The weighted average useful lives of our finite-lived intangible assets and remaining amortization periods as of November 24, 2018 are as follows:

	Useful Life in Years	Remaining Amortization Period in Years

Customer relationships	14	11
Technology - customized applications	7	3

Amortization expense associated with intangible assets during fiscal 2018, 2017 and 2016 was $374, $322 and $322, respectively and is included in selling, general and administrative expense in our consolidated statement of income. All expense arising from the amortization of intangible assets is associated with our logistical services segment except for $51 in fiscal 2018 associated with our wholesale segment arising from Lane Venture (Note 3). Estimated future amortization expense for intangible assets that exist at November 24, 2018 is as follows:

Fiscal 2019	$379
Fiscal 2020	379
Fiscal 2021	379
Fiscal 2022	279
Fiscal 2023	259
Thereafter	1,424

Total	$3,099

9.	Unconsolidated Affiliated Companies

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

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

10.	Notes Payable and Bank Credit Facility

Our notes payable consist of the following:

November 24, 2018

Real estate notes payable	$292
Less current portion	(292)

Total long-term notes payable	$-

	November 25, 2017
	Principal Balance	Unamortized Discount	Net Carrying Amount

Zenith acquisition note payable	$3,000	$(13)	$2,987
Real estate notes payable	747	-	747

Total notes payable	3,747	(13)	3,734
Less current portion	(3,418)	13	(3,405)

Total long-term notes payable	$329	$-	$329

All remaining principal outstanding at November 24, 2018 will mature during fiscal 2019.

Zenith Acquisition Note Payable

The final installment of the Zenith acquisition note was paid in full on February 2, 2018. Interest expense resulting from the amortization of the discount was $13, $95 and $204 for fiscal 2018, 2017 and 2016, respectively.

Real Estate Notes Payable

Two of our retail real estate properties have been financed through commercial mortgages with interest rates of 6.73%. These mortgages are collateralized by the respective properties with net book values totaling approximately $5,599 and $5,727 at November 24, 2018 and November 25, 2017, respectively. The total balance outstanding under these mortgages was $293 and $747 at November 24, 2018 and November 25, 2017, respectively. The current portion of these mortgages due within one year was $293 and $418 as of November 24, 2018 and November 25, 2017, respectively.

Fair Value

We believe that the carrying amount of our notes payable approximates fair value at both November 24, 2018 and November 25, 2017. In estimating the fair value, we utilize current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 4.

Bank Credit Facility

Effective November 15, 2018, we amended the credit facility with our bank, increasing line of credit of up to $25,000. This amended credit facility, which matures in December of 2021, is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the facility and expect to remain in compliance for the foreseeable future.

We have $2,798 outstanding under standby letters of credit against our line, leaving availability under our credit line of $22,202. In addition, we have outstanding standby letters of credit with another bank totaling $381.

Total interest paid during fiscal 2018, 2017 and 2016 was $88, $139 and $353, respectively.

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

The Plan is an account-based plan under which (i) participants may defer voluntarily the payment of current compensation to future years (“participant deferrals”) and (ii) the Company may make annual awards to participants payable in future years (“Company contributions”). The Plan permits each participant to defer up to 75% of base salary and up to 100% of any incentive compensation or other bonus, which amounts would be credited to a deferral account established for the participant. Such deferrals will be fully vested at the time of the deferral. Participant deferrals will be indexed to one or more deemed investment alternatives chosen by the participant from a range of alternatives made available under the Plan. Each participant’s account will be adjusted to reflect gains and losses based on the performance of the selected investment alternatives. A participant may receive distributions from the Plan: (1) upon separation from service, in either a lump sum or annual installment payments over up to a 15 year period, as elected by the participant, (2) upon death or disability, in a lump sum, or (3) on a date or dates specified by the participant (“scheduled distributions”) with such scheduled payments made in either a lump sum or substantially equal annual installments over a period of up to five years, as elected by the participant. Participant contributions commenced during the third quarter of fiscal 2017. Company contributions will vest in full (1) on the third anniversary of the date such amounts are credited to the participant’s account, (2) the date that the participant reaches age 63 or (3) upon death or disability. Company contributions are subject to the same rules described above regarding the crediting of gains or losses from deemed investments and the timing of distributions. Expense associated with the Company contribution was $102 and $55 for fiscal 2018 and 2017, respectively. Our liability for Company contributions and participant deferrals at November 24, 2018 and November 25, 2017 was $749 and $55, respectively, and is included in post-employment benefit obligations in our consolidated balance sheets.

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

During fiscal 2018 and 2017, we invested $900 and $431 in life insurance policies covering all participants in the Plan. At November 24, 2018, these policies have a net death benefit of $14,998 for which the Company is the sole beneficiary. These policies are intended to provide a source of funds to meet the obligations arising from the deferred compensation and LTC Awards under the Plan, and serve as an economic hedge of the financial impact of changes in the liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of the Company’s insolvency.

Supplemental Retirement Income Plan

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. Upon retirement, the Supplemental Plan provides for lifetime monthly payments in an amount equal to 65% of the participant’s final average compensation as defined in the Supplemental Plan, which is reduced by certain social security benefits to be received and other benefits provided by us. The Supplemental Plan also provides a death benefit that is calculated as (a) prior to retirement death, which pays the beneficiary 50% of final average annual compensation for a period of 120 months, or (b) post-retirement death, which pays the beneficiary 200% of final average compensation in a single payment. We own life insurance policies on these executives with a current net death benefit of $2,813 at November 24, 2018 and we expect to substantially fund this death benefit through the proceeds received upon the death of the executive. Funding for the remaining cash flows is expected to be provided through operations. There are no benefits payable as a result of a termination of employment for any reason other than death or retirement, other than a change of control provision which provides for the immediate vesting and payment of the retirement benefit under the Supplemental Plan in the event of an employment termination resulting from a change of control.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Aggregated summarized information for the Supplemental Plan and the LTC Awards, measured as of the end of each year presented, is as follows:

	2018	2017
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$12,322	$11,863
Service cost	196	1,117
Interest cost	418	449
Actuarial (gains) losses	(616)	(447)
Benefits paid	(668)	(660)
Projected benefit obligation at end of year	$11,652	$12,322

Accumulated Benefit Obligation	$11,559	$11,531

Discount rate used to value the ending benefit obligations:	4.00%	3.50%

Amounts recognized in the consolidated balance sheet:
Current liabilities	$798	$778
Noncurrent liabilities	10,854	11,544
Total amounts recognized	$11,652	$12,322
Amounts recognized in accumulated other comprehensive income:
Transition obligation	$-	$42
Prior service cost	806	858
Actuarial loss	2,408	3,286
Net amount recognized	$3,214	$4,186

Total recognized in net periodic benefit cost and accumulated other comprehensive income:	$(2)	$1,119

	2018	2017	2016

Components of Net Periodic Pension Cost:
Service cost	$196	$146	$105
Interest cost	418	423	374
Amortization of transition obligation	42	42	42
Amortization of prior service cost	126	-	-
Amortization of other loss	262	323	195

Net periodic pension cost	$1,044	$934	$716

Assumptions used to determine net periodic pension cost:
Discount rate	3.50%	3.75%	3.75%
Increase in future compensation levels	3.00%	3.00%	3.00%

Estimated Future Benefit Payments (with mortality):
Fiscal 2019	798
Fiscal 2020	748
Fiscal 2021	698
Fiscal 2022	1,003
Fiscal 2023	948
Fiscal 2024 through 2028	3,935

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Of the $3,214 recognized in accumulated other comprehensive income at November 24, 2018, amounts expected to be recognized as components of net periodic pension cost during fiscal 2019 are as follows:

Prior service cost	$126
Other loss	184

Total expected to be amortized to net periodic pension cost in 2019	$310

The components of net periodic pension cost other than the service cost component are included in other loss, net in our consolidated statements of income.

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or benefits permitted. We recognized expense of $216, $216, and $228 in fiscal 2018, 2017, and 2016, respectively, associated with the plan. Our liability under this plan was $1,837 and $1,916 as of November 24, 2018 and November 25, 2017, respectively. The non-current portion of this obligation is included in post-employment benefit obligations in our consolidated balance sheets, with the current portion included in accrued compensation and benefits.

Defined Contribution Plan

We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Employee contributions to the Plan are matched at the rate of 25% of up to 8% of gross pay, regardless of years of service. Expense for employer matching contributions was $1,128, $1,068 and $865 during fiscal 2018, 2017 and 2016, respectively. The increase in contribution expense for fiscal 2018 over fiscal 2017 was largely due to a larger contribution base due to general compensation level increases. The increase in contribution expense for fiscal 2017 over fiscal 2016 was largely due to a larger contribution base due to increased incentive compensation.

12.	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the fiscal years ended November 24, 2018 and November 25, 2017, which is comprised solely of post-retirement benefit costs related to our SERP and LTC Awards, is as follows:

Balance at November 26, 2016	$(2,553)
Recognition of prior service cost	(932)
Actuarial gains	448
Net pension amortization reclassified from accumulated other comprehensive loss	447
Tax effects	20
Balance at November 25, 2017	(2,570)
Reclassification of certain tax effects to retained earnings (1)	(545)
Actuarial gains	616
Net pension amortization reclassified from accumulated other comprehensive loss	430
Tax effects	(269)
Balance at November 24, 2018	$(2,338)

(1) See Note 2 regarding the adoption of ASU 2018-02 which resulted in the transfer of certain tax effects carried over from prior years to retained earnings as of the beginning of fiscal 2018.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

13.	Capital Stock and Stock Compensation

We account for our stock-based employee and director compensation plans in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period) which we recognize on a straight-line basis. Compensation expense related to restricted stock and stock options included in selling, general and administrative expenses in our consolidated statements of income for fiscal 2018, 2017 and 2016 was as follows:

	2018	2017	2016

Stock based compensation expense	$1,133	$1,028	$903

Incentive Stock Compensation Plans

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

Stock Options

There were no new grants of options made in 2018, 2017 or 2016.

Changes in the outstanding options under our plans during the year ended November 24, 2018 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at November 25, 2017	11,750	$8.02
Granted	-	-
Exercised	(3,400)	8.02
Forfeited/Expired	-	-
Outstanding at November 24, 2018	8,350	8.02
Exercisable at November 24, 2018	8,350	$8.02

All remaining options outstanding at November 24, 2018 are exercisable at $8.02 per share with a remaining contractual life of 2.6 years and an aggregate intrinsic value of $102. There were no non-vested options outstanding under our plans during the year ended November 24, 2018.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Additional information regarding activity in our stock options during fiscal 2018, 2017 and 2016 is as follows:

	2018	2017	2016

Total intrinsic value of options exercised	$75	$564	$124
Total cash received from the exercise of options	27	310	114
Excess tax benefits recognized in income tax expense upon the exercise of options	16	188	41

Restricted Shares

Changes in the outstanding non-vested restricted shares during the year ended November 24, 2018 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested restricted shares outstanding at November 25, 2017	99,138	$23.87
Granted	45,036	34.41
Vested	(63,138)	20.92
Forfeited	-	-
Non-vested restricted shares outstanding at November 24, 2018	81,036	$32.03

Restricted share awards granted in fiscal 2018 included the grant of 36,000 shares on January 11, 2018 which were subject to a performance condition as well as a service condition. The performance condition was based on a measure of the Company’s operating cash flow for 2018 and has now been satisfied. The awards will remain subject to an additional two-year service requirement and will vest on the third anniversary of the grant. The remaining grants for 2018 consisted of 6,036 restricted shares granted to our non-employee directors on March 8, 2018 which will vest on the first anniversary of the grant, and 3,000 restricted shares granted to an employee on October 2, 2018 which will vest on the third anniversary of the grant.

During fiscal 2018, 63,138 restricted shares were vested and released, of which 56,600 shares had been granted to employees and 6,538 shares to directors. Of the shares released to employees, 19,810 shares were withheld by the Company to cover withholding taxes of $674. During fiscal 2017 and 2016, 21,210 shares and 2,940 shares, respectively, were withheld to cover withholding taxes of $641 and $77, respectively, arising from the vesting of restricted shares. During fiscal 2018, 2017 and 2016, excess tax benefits of $207, $366 and $46, respectively, were recognized within income tax expense upon the release of vested shares.

Additional information regarding our outstanding non-vested restricted shares at November 24, 2018 is as follows:

			Remaining
	Restricted	Share Value	Restriction
Grant	Shares	at Grant Date	Period
Date	Outstanding	Per Share	(Years)

January 10, 2017	36,000	$29.05	1.1
January 11, 2018	36,000	35.75	2.1
March 8, 2018	6,036	33.07	0.3
October 2, 2018	3,000	20.97	2.9
	81,036

Unrecognized compensation cost related to these non-vested restricted shares at November 24, 2018 is $1,627, substantially all of which is expected to be recognized over approximately a two year period.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Employee Stock Purchase Plan

In 2000, we adopted and implemented an Employee Stock Purchase Plan (“2000 ESPP”) that allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the 2000 ESPP we sold 8,502 shares to employees in fiscal 2016, which resulted in an immaterial amount of compensation expense. The 2000 ESPP reached the cumulative number of shares authorized for purchase under the plan during the third quarter of fiscal 2016.

In March of 2017 we adopted and implemented the 2017 Employee Stock Purchase Plan (“2017 ESPP”) that allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the 2017 ESPP we sold 14,967 and 6,275 shares to employees during fiscal 2018 and 2017, respectively, which resulted in an immaterial amount of compensation expense. There are 228,758 shares remaining available for sale under the 2017 ESPP at November 24, 2018.

14.	Income Taxes

The components of the income tax provision are as follows:

	2018	2017	2016
Current:
Federal	$(1,137)	$7,887	$3,728
State	462	2,035	896

Deferred:
Federal	4,747	(200)	4,559
State	(84)	(102)	765
Total	$3,988	$9,620	$9,948

On December 22, 2017, The Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced the federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018 for all corporate taxpayers, while most other provisions of the Act take effect for fiscal years beginning on or after January 1, 2018. Therefore, we computed our income tax expense for fiscal 2018 using a blended federal statutory rate of 22.2%. The 21% federal statutory rate, as well as certain other provisions of the Act including the elimination of the domestic manufacturing deduction and new limitations on certain business deductions, will apply to our 2019 fiscal year and thereafter. The federal rate reduction had a significant impact on our provision for income taxes for fiscal 2018 due to a discrete charge of $1,331 arising from the re-measurement of our deferred tax assets. We believe that our accounting for the income tax effects of the Act is complete as of November 24, 2018.

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	2018	2017	2016
Statutory federal income tax rate	22.2%	35.0%	35.0%
Revaluation of deferred tax assets resulting from new enacted rates	10.9	-	-
State income tax, net of federal benefit	4.6	3.9	4.2
Excess tax benefits from stock-based compensation	(1.5)	(1.8)	(0.3)
Other	(3.5)	(2.6)	(0.3)
Effective income tax rate	32.7%	34.5%	38.6%

Excess tax benefits in the amount of $223, $554 and $87 were recognized as a component of income tax expense during fiscal 2018, 2017 and 2016, respectively, resulting from the exercise of stock options and the release of restricted shares.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 24, 2018	November 25, 2017
Deferred income tax assets:
Trade accounts receivable	$192	$239
Inventories	1,755	2,606
Notes receivable	109	550
Post employment benefit obligations	3,619	5,555
State net operating loss carryforwards	218	583
Unrealized loss from affiliates	15	69
Net deferred rents	3,199	3,906
Other	1,290	1,878
Gross deferred income tax assets	10,397	15,386
Valuation allowance	-	-
Total deferred income tax assets	10,397	15,386

Deferred income tax liabilities:
Property and equipment	5,353	5,426
Intangible assets	1,060	1,185
Prepaid expenses and other	718	382

Total deferred income tax liabilities	7,131	6,993

Net deferred income tax assets	$3,266	$8,393

We have state net operating loss carryforwards available to offset future taxable state income of $4,647, which expire in varying amounts between 2021 and 2027. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

Income taxes paid, net of refunds received, during 2018, 2017 and 2016 were $1,431, $7,516, and $9,949, respectively.

We regularly evaluate, assess and adjust our accrued liabilities for unrecognized tax benefits in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Our accrued liabilities for uncertain tax benefits at November 24, 2018 and November 25, 2017 were not material.

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

We remain subject to examination for tax years 2015 through 2018 for all of our major tax jurisdictions.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

15.	Other Gains and Losses

Gains on Sales of Retail Store Locations

Selling, general and administrative expenses for the year ended November 24, 2018 includes a gain of $165 resulting from the sale of our retail store location in Spring, Texas for $2,463 in cash. The store was closed in October of 2018 and repositioned to a new location serving the Houston market in The Woodlands, Texas, which opened in November of 2018.

Selling, general and administrative expenses for the year ended November 25, 2017 includes a gain of $1,220 resulting from the sale of our retail store location in Las Vegas, Nevada for $4,335 in cash. The store was closed in August of 2017 in preparation for its repositioning to a new location serving the Las Vegas market, in Summerlin, Nevada, which opened in January of 2018.

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

Asset Impairment Charges and Lease Exit Costs

During fiscal 2018 income from operations included $469 of non-cash asset impairment charges recognized on the assets of an underperforming retail location in Torrance, California, and a $301 charge for the accrual of lease exit costs incurred in connection with the closing of a Company-owned retail store location in San Antonio, Texas at the end of fiscal 2018.

There were no asset impairment charges or lease exit costs incurred against income from operations during fiscal 2017 or 2016. See Note 2 regarding non-operating impairment charges incurred in connection with our investments in retail real estate.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

16.	Leases and Lease Guarantees

Leases

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our retail and logistical services segments. We also lease tractors and trailers used in our logistical services segment and local delivery trucks and service vans used in our retail segment. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15 years. Some store leases contain contingent rental provisions based upon sales volume. Our transportation equipment leases have terms ranging from two to seven years with fixed monthly rental payments plus variable charges based upon mileage. The following schedule shows future minimum lease payments under non-cancellable operating leases with terms in excess of one year as of November 24, 2018:

	Retail Stores	Warehousing & Distribution Centers	Transportation Equipment	All Other	Total

Fiscal 2019	$23,631	$4,999	$3,398	$1,693	$33,721
Fiscal 2020	23,073	4,127	3,193	1,637	32,030
Fiscal 2021	20,597	3,274	2,176	970	27,017
Fiscal 2022	18,166	3,097	1,444	487	23,194
Fiscal 2023	15,964	1,785	637	-	18,386
Thereafter	50,117	437	558	-	51,112
Total future minimum lease payments	$151,548	$17,719	$11,406	$4,787	$185,460

Lease expense was $38,970, $34,372 and $31,867 for 2018, 2017, and 2016, respectively. Lease expense for leases with escalating minimum payments over the lease term is recognized on a straight-line basis. Our liability for accrued straight-line rent expense was $5,844 and $4,821 at November 24, 2018 and November 25, 2017, respectively, and is included in other accrued liabilities in our consolidated balance sheets. Improvement allowances received from lessors at the inception of a lease are deferred and amortized over the term of the lease. The unamortized balance of such amounts was $6,716 and $5,264 at November 24, 2018 and November 25, 2017, respectively, with the non-current portion of $5,715 and $4,504, respectively, included in other liabilities in our consolidated balance sheets and the remaining current portion included in other accrued liabilities.

In addition to subleasing certain of these properties, we own retail real estate which we in turn lease to licensee operators of BHF stores. We also own real estate for closed stores which we lease to non-licensees. The following schedule shows minimum future rental income related to pass-through rental expense on subleased property as well as rental income on real estate owned by Bassett.

Fiscal 2019	$1,765
Fiscal 2020	1,632
Fiscal 2021	781
Fiscal 2022	422
Fiscal 2023	105
Thereafter	-
Total minimum future rental income	$4,705

Real estate rental net loss (rental income less lease costs, depreciation, insurance, and taxes), related to licensee stores and other investment real estate, was $23, $48 and $59 in 2018, 2017 and 2016, respectively, and is reflected in other loss, net in the accompanying consolidated statements of income.

Guarantees

As part of the strategy for our store program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to three years. We were contingently liable under licensee lease obligation guarantees in the amount of $2,021 and $2,743 at November 24, 2018 and November 25, 2017, respectively.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations, net of reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at November 24, 2018 and November 25, 2017, were not material.

17.	Contingencies

We are involved in various claims and actions which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

18.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2018	2017	2016
Numerator:
Net income	$8,218	$18,256	$15,829

Denominator:
Denominator for basic income per share - weighted average shares	10,651,351	10,649,225	10,732,217
Effect of dilutive securities	40,424	82,850	130,204
Denominator for diluted income per share — weighted average shares and assumed conversions	10,691,775	10,732,075	10,862,421

Basic income per share:
Net income per share — basic	$0.77	$1.71	$1.47

Diluted income per share:
Net income per share — diluted	$0.77	$1.70	$1.46

For fiscal 2018, 2017 and 2016, the following potentially dilutive shares were excluded from the computations as there effect was anti-dilutive:

	2018	2017	2016
Unvested restricted shares	45,036	-	7,814

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

19.	Segment Information

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

●

Retail – Company-owned stores. Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities and capital expenditures directly related to these stores and the Company-owned distribution network utilized to deliver products to our retail customers.

●

Logistical services. With our acquisition of Zenith on February 2, 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistics revenue in our consolidated statement of income. Zenith’s operating costs are included in selling, general and administrative expenses and total $81,468, $80,068 and $79,725 for fiscal 2018, 2017 and 2016, respectively.

During the fourth quarter of fiscal 2018, we substantially completed transferring operational control of home delivery services for BHF stores from Zenith to our retail segment, including the transfer of the assets and many of the employees used in providing that service. Accordingly, the results for the retail and logistical services segments for all periods presented have been restated to present the depreciation and amortization, capital expenditures and identifiable assets associated with home delivery services formerly provided by Zenith to the Bassett retail segment as though they had been incurred within the retail segment, and intercompany revenues for those services are no longer included in the logistical services segment. The impact of the restatement upon the income (loss) from operations for both the logistical services and retail segments was not material. Concurrently with the transfer of home delivery operations to retail, Zenith also ceased providing such services to third party customers. Revenues from Zenith’s home delivery services formerly provided to third party customers and the associated costs thereof continue to be reported in the logistical services segment. Zenith continues to provide other intercompany shipping and warehousing services to Bassett which are eliminated in consolidation.

Inter-company sales elimination represents the elimination of wholesale sales to our Company-owned stores and the elimination of Zenith logistics revenue from our wholesale segment. Inter-company income elimination includes the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the retail consumer. The inter-company income elimination also includes rent paid by our retail stores occupying Company-owned real estate, and the elimination of shipping and handling charges from Zenith for services provided to our wholesale operations.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

The following table presents segment information for each of the last three fiscal years:

	2018	2017	2016
Net Sales
Wholesale	$255,958	$249,193	$240,346
Retail	268,883	268,264	254,667
Logistical services	82,866	83,030	83,236
Inter-company eliminations:
Furniture and accessories	(122,372)	(119,360)	(117,817)
Logistical services	(28,480)	(28,624)	(28,394)
Consolidated	$456,855	$452,503	$432,038

Income (loss) from Operations
Wholesale	$12,274	$19,121	$18,672
Retail	(312)	3,490	4,333
Logistical services	1,398	2,962	3,511
Inter-company elimination	1,494	1,445	1,677
Lease exit costs	(301)	-	-
Asset impairment charges	(469)	-	-
Consolidated income from operations	$14,084	$27,018	$28,193

Depreciation and Amortization
Wholesale	$3,038	$2,648	$2,053
Retail	6,096	6,355	6,260
Logistical services	4,069	4,309	3,936
Consolidated	$13,203	$13,312	$12,249

Capital Expenditures
Wholesale	$4,194	$4,875	$7,232
Retail	12,769	8,108	5,932
Logistical services	1,338	2,517	8,337
Consolidated	$18,301	$15,500	$21,501

Identifiable Assets
Wholesale	$144,209	$152,181	$139,477
Retail	96,241	90,186	90,091
Logistical services	51,191	51,381	48,699
Consolidated	$291,641	$293,748	$278,267

A breakdown of wholesale sales by product category for each of the last three fiscal years is provided below:

	2018	2017	2016

Wood	35%	35%	37%
Upholstery	65%	65%	63%
	100%	100%	100%

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

20.	Quarterly Results of Operations

	2018
	First Quarter (1)	Second Quarter (2)	Third Quarter	Fourth Quarter (3)

Sales revenue:
Furniture and accessories	$96,123	$102,675	$99,807	$103,864
Logistics	14,149	14,305	13,149	12,783
Total sales revenue	110,272	116,980	112,956	116,647
Cost of furniture and accessories sold	43,269	45,660	44,821	45,831
Income from operations	2,050	5,663	4,324	2,047
Net income (loss)	(913)	4,289	2,945	1,897
Basic earnings (loss) per share	(0.09)	0.40	0.28	0.18
Diluted earnings (loss) per share	(0.09)	0.40	0.28	0.18

	2017
	First Quarter	Second Quarter (4)	Third Quarter (5)	Fourth Quarter (6)

Sales revenue:
Furniture and accessories	$93,698	$100,294	$100,152	$103,953
Logistics	12,194	13,831	14,109	14,272
Total sales revenue	105,892	114,125	114,261	118,225
Cost of furniture and accessories sold	41,898	44,981	45,320	45,380
Income from operations	4,664	7,600	7,260	7,494
Net income	2,861	5,842	4,579	4,974
Basic earnings per share	0.27	0.55	0.43	0.46
Diluted earnings per share	0.27	0.54	0.43	0.46

All quarters shown above for fiscal 2018 and 2017 consist of 13 week fiscal periods.

(1)

Net income includes a $2,157 charge to income tax expense arising from the remeasurement of our deferred tax assets due to the reduction in the Federal statutory income tax rate included in the Tax Cuts and Jobs Act.(see Note 14).

(2)

Income from operations includes a gain of $165 from the sale of our Spring, Texas retail store Isee Note 15). Net income includes a benefit of $155 in income tax expense arising from additional adjustments to the remeasurement of our deferred tax assets resulting from the Act (see Note 14).

(3)

Income from operations includes a $469 asset impairment charge related to our Torrance, California retail store and a $301 charge for lease exit costs related to the closing of a store in San Antonio, Texas (see Note 15). Net income includes a $704 tax benefit arising from the final adjustment to our interim estimates of the impact of reduced federal income tax rates on the valuation of our deferred tax assets (see Note 14).

(4)

Net income includes a gain of $2,026 from the sale of an investment, net of related income tax effects of approximately $1,241 (see Note 9), and a loss of $672, net of related income tax effects of approximately $412, resulting from the impairment of retail real estate (see Note 2).

(5)	Income from operations included a gain of $1,220 from the sale of our Las Vegas, Nevada retail store (see Note 15).
(6)	Net income includes a gain of $591 from the disposition of our interest in IMC, net of related income tax effects of approximately $363 (see Note 9).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 24, 2018 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 24, 2018, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bassett Furniture Industries, Incorporated and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Bassett Furniture Industries, Incorporated and Subsidiaries’ internal control over financial reporting as of November 24, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Bassett Furniture Industries, Incorporated and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 24, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 24, 2018 and November 25, 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended November 24, 2018, and the related notes and schedule for each of the three years in the period ended November 24, 2018 and our report dated January 17, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Richmond, Virginia

January 17, 2019

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be contained in the Proxy Statement under the caption “Audit and Other Fees” is incorporated herein by reference thereto.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Bassett Furniture Industries, Incorporated and Subsidiaries Audited Consolidated Financial Statements for the years ended November 24, 2018, November 25, 2017 and November 26, 2015.

	(2)	Financial Statement Schedule:

Schedule II- Analysis of Valuation and Qualifying Accounts for the years ended November 25, 2017, November 26, 2016 and November 28, 2015

	(3)	Listing of Exhibits

		3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

		3B.	By-laws as amended to date are incorporated herein by reference to Exhibit 3 to Form 8-K filed with the SEC on January 17, 2017.

4A.

Fifth Amended and Restated Credit Agreement with BB&T dated December 5, 2015 is incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 27, 2016, filed March 31, 2016. Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

		4B.	First Amendment to Fifth Amended and Restated Credit Agreement with BB&T dated November 15, 2018.

		*10B.	Bassett Executive Deferred Compensation Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		*10C.	Bassett Supplemental Retirement Income Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		*10H.	Bassett Furniture Directors Compensation is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		*10K.	Bassett Furniture Industries, Inc. Amended and Restated 2010 Stock Incentive Plan is incorporated herein by reference to Schedule 14A, Exhibit A, filed on February 8, 2016.

*10L.

Form of Performance Share Award Agreement, Restricted Stock Award Agreement and Stock Option Award Agreement under the Bassett Furniture Industries, Inc. 2010 Stock Incentive Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 2013.

		*10M.	Schedule of Terms for Employment Continuity Agreements with Certain Executive Officers is incorporated herein by reference to Form 10-Q for the quarterly period ended March 1, 2014.

		*10N.	Restated Supplemental Retirement Income Plan, effective May 1, 2014, is incorporated herein by reference to Form 10-Q for the quarterly period ended May 31, 2014.

		*10O.	Bassett Furniture Industries, Incorporated Management Savings Plan incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 5, 2017.

		*10P.	Form of Long Term Cash Award under Bassett Furniture Industries, Incorporated Management Savings Plan incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on May 5, 2017.

		21.	List of subsidiaries of the Registrant

		23A.	Consent of Independent Registered Public Accounting Firm

		31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Management contract or compensatory plan or arrangement of the Company.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ Robert H. Spilman, Jr.	Date: January 17, 2019
Robert H. Spilman, Jr. President and Chief Executive Officer Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John R. Belk	Date: January 17, 2019
John R. Belk Director

By:	/s/ Kristina K. Cashman	Date: January 17, 2019
Kristina K. Cashman Director

By:	/s/ Paul Fulton	Date: January 17, 2019
Paul Fulton Director, Chairman Emeritus

By:	/s/ George W. Henderson, III	Date: January 17, 2019
George W. Henderson, III
Director

By:	/s/ Virginia W. Hamlet	Date: January 17, 2019
Virginia W. Hamlet Director

By:	/s/ J. Walter McDowell	Date: January 17, 2019
J. Walter McDowell Director

By:	/s/ William C. Wampler, Jr.	Date: January 17, 2019
William C. Wampler, Jr. Director

By:	/s/ William C. Warden, Jr.	Date: January 17, 2019
William C. Warden, Jr. Director, Lead Independent Director

By:	/s/ J. Michael Daniel	Date: January 17, 2019
J. Michael Daniel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Bassett Furniture Industries, Incorporated

Schedule II

Analysis of Valuation and Qualifying Accounts
For the Years Ended November 24, 2018, November 25, 2017 and November 26, 2016
(amounts in thousands)

	Balance Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Other		Balance End of Period
For the Year Ended November 26, 2016:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$1,175	$(390)	$14	$-		$799

Notes receivable valuation reserves	$4,646	$-	$(3,192)	$-		$1,454

For the Year Ended November 25, 2017:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$799	$(59)	$(123)	$-		$617

Notes receivable valuation reserves	$1,454	$-	$-	$-		$1,454

For the Year Ended November 24, 2018:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$617	$339	$(252)	$50	(2)	$754

Notes receivable valuation reserves	$1,454	$-	$(1,077)	$-		$377

(1) Deductions are for the purpose for which the reserve was created.
(2) Represents reserves of acquired business at date of acquisition.