Form 10-Q
period 2019-03-02
BASSETT FURNITURE INDUSTRIES INC
filed 2019-04-04
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2019

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

At March 28, 2019, 10,519,640 shares of common stock of the Registrant were outstanding.

1 of 37

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM	PAGE

PART I - FINANCIAL INFORMATION

1. Condensed Consolidated Financial Statements as of March 2, 2019 (unaudited) and November 24, 2018 and for the three months ended March 2, 2019 (unaudited) and February 24, 2018 (unaudited)

Condensed Consolidated Statements of Operations	3

Condensed Consolidated Statements of Comprehensive Income (Loss)	4

Condensed Consolidated Balance Sheets	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7

2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23

3. Quantitative and Qualitative Disclosures About Market Risk	33

4. Controls and Procedures	33

PART II - OTHER INFORMATION

1. Legal Proceedings	35

2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	35

3. Defaults Upon Senior Securities	35

6. Exhibits	35

2 of 37

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED MARCH 2, 2019 AND FEBRUARY 24, 2018 – UNAUDITED

(In thousands except per share data)

	Quarter Ended

	March 2, 2019	February 24, 2018
Sales revenue:
Furniture and accessories	$107,357	$96,123
Logistics	13,484	14,149
Total sales revenue	120,841	110,272

Cost of furniture and accessories sold	49,177	43,269

Selling, general and administrative expenses excluding new store pre-opening costs	69,386	64,251
New store pre-opening costs	494	702
Early retirement program	835	-
Income from operations	949	2,050

Other loss, net	(123)	(627)
Income before income taxes	826	1,423

Income tax expense	218	2,336

Net income (loss)	$608	$(913)

Basic earnings (loss) per share	$0.06	$(0.09)

Diluted earnings (loss) per share	$0.06	$(0.09)

Dividends per share	$0.125	$0.11

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 37

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE PERIODS ENDED MARCH 2, 2019 AND FEBRUARY 24, 2018 – UNAUDITED

(In thousands)

	Quarter Ended

	March 2, 2019	February 24, 2018

Net income (loss)	$608	$(913)
Other comprehensive income:
Amortization associated with Long Term Cash Awards (LTCA)	31	31
Income taxes related to LTCA	(8)	(8)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	46	76
Income taxes related to SERP	(12)	(19)

Other comprehensive income, net of tax	57	80

Total comprehensive income (loss)	$665	$(833)

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 37

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 2, 2019 AND NOVEMBER 24, 2018

(In thousands)

	(Unaudited)
	March 2, 2019	November 24, 2018
Assets
Current assets
Cash and cash equivalents	$9,986	$33,468
Short-term investments	22,643	22,643
Accounts receivable, net	23,222	19,055
Inventories	66,678	64,192
Other current assets	14,540	9,189
Total current assets	137,069	148,547

Property and equipment, net	106,880	104,863

Deferred income taxes	3,228	3,266
Goodwill and other intangible assets	28,386	28,480
Other	6,472	6,485
Total long-term assets	38,086	38,231
Total assets	$282,035	$291,641

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,439	$27,407
Accrued compensation and benefits	10,876	12,994
Customer deposits	24,416	27,157
Other current liabilites and accrued expenses	16,546	14,261
Total current liabilities	73,277	81,819

Long-term liabilities
Post employment benefit obligations	12,853	13,173
Other long-term liabilities	6,900	6,340
Total long-term liabilities	19,753	19,513

Stockholders’ equity
Common stock	52,598	52,638
Retained earnings	138,687	140,009
Accumulated other comprehensive loss	(2,280)	(2,338)
Total stockholders' equity	189,005	190,309
Total liabilities and stockholders’ equity	$282,035	$291,641

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 37

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MARCH 2, 2019 AND FEBRUARY 24, 2018 – UNAUDITED

(In thousands)

	Quarter Ended
	March, 2 2019	February 24, 2018
Operating activities:
Net income (loss)	$608	$(913)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,370	3,304
Loss (gain) on sale of property and equipment	(9)	36
Deferred income taxes	45	2,210
Other, net	(209)	891
Changes in operating assets and liabilities:
Accounts receivable	(4,084)	(626)
Inventories	(3,318)	(5,440)
Other current assets	(3,163)	(1,382)
Customer deposits	(2,741)	(164)
Accounts payable and other liabilities	(6,233)	1,088
Net cash used in operating activities	(15,734)	(996)

Investing activities:
Purchases of property and equipment	(5,552)	(3,958)
Cash paid for business acquisition	-	(15,556)
Other	117	(481)
Net cash used in investing activities	(5,435)	(19,995)

Financing activities:
Cash dividends	(1,291)	(4,942)
Proceeds from the exercise of stock options	25	-
Other issuance of common stock	74	84
Repurchases of common stock	(1,012)	(244)
Taxes paid related to net share settlement of equity awards	-	(522)
Repayments of notes payable	(109)	(3,024)
Net cash used in financing activities	(2,313)	(8,648)
Change in cash and cash equivalents	(23,482)	(29,639)
Cash and cash equivalents - beginning of period	33,468	53,949
Cash and cash equivalents - end of period	$9,986	$24,310

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 2, 2019

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

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The current fiscal year ending November 30, 2019 is a 53-week year, with the additional week being included in our first fiscal quarter. Accordingly, the information presented below includes 14 weeks of operations for the quarter ended March 2, 2019 as compared with 13 weeks included in the quarter ended February 24, 2018.

Lane Venture Acquisition

On December 21, 2017, we purchased certain assets and assumed certain liabilities of Lane Venture from Heritage Home Group, LLC. Lane Venture is being operated as a component of our wholesale segment (see Note 3, Business Combinations). Results of operations for the Lane Venture business are included in our condensed consolidated statements of operations since the date of acquisition.

Recently Adopted Accounting Pronouncements

Effective as of the beginning of fiscal 2019, we have adopted Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. Among the types of cash flows addressed are payments for costs related to debt prepayments or extinguishments, payments representing accreted interest on discounted debt, payments of contingent consideration after a business combination, proceeds from insurance claims and company-owned life insurance, and distributions from equity method investees, among others. The amendments in ASU 2016-15 are to be adopted retrospectively with comparative amounts in prior period cash flow statements reclassified to conform to the current period presentation. Accordingly, for the three months ended February 24, 2018 we have reclassified investments in Company-owned life insurance of $481 from cash flows from operating activities to cash flows from investing activities, and we have reclassified $78 representing the portion of a debt payment attributable to discount accretion from cash flows from financing activities to cash flows from operating activities.

During the first quarter of 2019, we also adopted Accounting Standards Update No. 2014-09, Revenue – Revenue from Contracts with Customers (Topic 606 or “ASC 606”). Refer to Note 14, Revenue Recognition, for more information regarding the impact of ASC 606 on our financial statements.

7 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 2, 2019

(Dollars in thousands except share and per share data)

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three months ended March 4, 2019 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 24, 2018.

Income Taxes and Impact of the Tax Cuts and Jobs Act

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

On December 22, 2017, The Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced the federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018 for all corporate taxpayers.  Our effective tax rate for the three months ended March 2, 2019 differs from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

Because the Act specified the new 21% tax rate beginning on January 1, 2018, we were only subject to the reduced rate for 11 months of 2018.  Therefore, we computed our income tax expense for fiscal 2018 using a blended federal statutory rate of 22.2%.  However, our effective tax rate for the three months ended February 24, 2018 was 164.2% primarily due to a $2,157 discrete charge to re-measure our deferred tax assets at the lower statutory rate.  Other items impacting our effective tax rate for the three months ended February 24, 2018 included the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation of $181 and the Section 199: Domestic Production Activities Deduction, which was eliminated by the Act for our fiscal 2019 tax return.

8 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 2, 2019

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

The allocation of the $15,556 all-cash purchase price to the acquired assets and liabilities of the Lane Venture business, was as follows:

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

A portion of the fair value of the consideration transferred was assigned to identifiable intangible assets as follows:

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

Acquisition costs related to the Lane Venture acquisition totaled $228 during the three months ended February 24, 2018, and are included in selling, general and administrative expenses in the condensed consolidated statements of operations. The acquisition costs are primarily related to legal, accounting and valuation services.

9 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 2, 2019

(Dollars in thousands except share and per share data)

The revenue and operating results of Lane Venture that are included in our condensed consolidated statement of operations for the three months ended March 2, 2019 were not material. The revenue of Lane Venture from the date of acquisition through February 24, 2018 was also not material. The operating loss from the date of acquisition through February 24, 2018 was $426, or approximately $0.03 per share, net of income tax benefit, and includes the acquisition costs noted above. The pro forma results of operations for the acquisition of Lane Venture have not been presented because they are not material to our consolidated results of operations for the three months ended February 24, 2018.

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

Investments

Our short-term investments of $22,643 at March 2, 2019 and November 24, 2018 consisted of certificates of deposit (CDs). At March 2, 2019, the CDs had original terms averaging eleven months, bearing interest at rates ranging from 0.85% to 2.70%. At March 2, 2019, the weighted average remaining time to maturity of the CDs was approximately five months and the weighted average yield of the CDs was approximately 2.44%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at March 2, 2019 and November 24, 2018 approximates their fair value.

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

10 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 2, 2019

(Dollars in thousands except share and per share data)

5. Accounts Receivable

Accounts receivable consists of the following:

	March 2, 2019	November 24, 2018
Gross accounts receivable	$23,945	$19,809
Allowance for doubtful accounts	(723)	(754)
Accounts receivable, net	$23,222	$19,055

Activity in the allowance for doubtful accounts for the three months ended March 2, 2019 was as follows:

Balance at November 24, 2018	$754
Reductions to allowance	(31)
Balance at March 2, 2019	$723

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

Inventories were comprised of the following:

	March 2, 2019	November 24, 2018
Wholesale finished goods	$30,523	$30,750
Work in process	503	432
Raw materials and supplies	16,112	15,503
Retail merchandise	30,125	27,599
Total inventories on first-in, first-out method	77,263	74,284
LIFO adjustment	(8,368)	(8,326)
Reserve for excess and obsolete inventory	(2,217)	(1,766)
	$66,678	$64,192

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

11 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 2, 2019

(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 24, 2018	$1,500	$266	$1,766
Additions charged to expense	660	139	799
Write-offs	(233)	(115)	(348)
Balance at March 2, 2019	$1,927	$290	$2,217

Additions charged to expense for our wholesale segment during the three months ended March 2, 2019 includes a $390 inventory valuation charge arising from our decision to exit the juvenile furniture line of business.

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2019 and do not anticipate that our methodology is likely to change in the future.

12 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 2, 2019

(Dollars in thousands except share and per share data)

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	March 2, 2019
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(892)	$2,658
Technology - customized applications	834	(487)	347

Total intangible assets subject to amortization	4,384	(1,379)	3,005

Intangibles not subject to amortization:
Trade names	9,338	-	9,338
Goodwill	16,043	-	16,043

Total goodwill and other intangible assets	$29,765	$(1,379)	$28,386

	November 24, 2018
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(829)	$2,721
Technology - customized applications	834	(456)	378

Total intangible assets subject to amortization	4,384	(1,285)	3,099

Intangibles not subject to amortization:
Trade names	9,338	-	9,338
Goodwill	16,043	-	16,043

Total goodwill and other intangible assets	$29,765	$(1,285)	$28,480

There were no accumulated impairment losses on goodwill as of March 2, 2019 or November 24, 2018.

The carrying amounts of goodwill by reportable segment at both March 2, 2019 and November 24, 2018 were as follows:

Wholesale	$9,188
Retail	1,926
Logistical services	4,929

Total goodwill	$16,043

Amortization expense associated with intangible assets during the three months ended March 2, 2019 and February 24, 2018 was as follows:

	Quarter Ended
	March 2, 2019	February 24, 2018

Intangible asset amortization expense	$95	$80

13 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 2, 2019

(Dollars in thousands except share and per share data)

Estimated future amortization expense for intangible assets that exist at March 2, 2019 is as follows:

Remainder of fiscal 2019	$284
Fiscal 2020	379
Fiscal 2021	379
Fiscal 2022	279
Fiscal 2023	259
Fiscal 2024	259
Thereafter	1,166

Total	$3,005

8. Notes Payable and Bank Credit Facility

Real Estate Notes Payable

Certain of our retail real estate properties have been financed through commercial mortgages with outstanding principal totaling $183 and $292 at March 2, 2019 and November 24, 2018, respectively. The mortgages each bear interest at a fixed rate of 6.73%. They are collateralized by the respective properties with net book values totaling approximately $5,568 and $5,599 at March 2, 2019 and November 24, 2018, respectively. The entire balance of these mortgages is due within one year and is included in other current liabilities and accrued expenses in the accompanying condensed consolidated balance sheets.

Fair Value

We believe that the carrying amount of our notes payable approximates fair value at both March 2, 2019 and November 24, 2018. In estimating the fair value, we utilize current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 3.

Bank Credit Facility

Our credit facility with our bank provides for a line of credit of up to $25,000. This credit facility is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. The credit facility will mature in December 2021.

At March 2, 2019, we had $2,798 outstanding under standby letters of credit against our line, leaving availability under our credit line of $22,202. In addition, we have outstanding standby letters of credit with another bank totaling $325.

9. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $10,364 and $10,574 as of March 2, 2019 and November 24, 2018, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to certain management employees in the amount of $400 each. The liability for the LTC Awards was $1,101 and $1,078 as of March 2, 2019 and November 24, 2018, respectively.

14 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 2, 2019

(Dollars in thousands except share and per share data)

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	March 2, 2019	November 24, 2018
Accrued compensation and benefits	$798	$798
Post employment benefit obligations	10,667	10,854

Total pension liability	$11,465	$11,652

Components of net periodic pension costs for our defined benefit plans for the three months ended March 2, 2019 and February 24, 2018 are as follows:

	Quarter Ended
	March 2, 2019	February 24, 2018
Service cost	$47	$49
Interest cost	110	105
Amortization of prior service costs	31	31
Amortization of transition obligation	-	11
Amortization of loss	46	65

Net periodic pension cost	$234	$261

The components of net periodic pension cost other than the service cost component are included in other loss, net in our condensed consolidated statements of operations.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,792 and $1,837 as of March 2, 2019 and November 24, 2018, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $661 and $611 as of March 2, 2019 and November 24, 2018, respectively.

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	March 2, 2019	November 24, 2018
Accrued compensation and benefits	$266	$266
Post employment benefit obligations	2,186	2,053

Total deferred compensation liability	$2,452	$2,319

15 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 2, 2019

(Dollars in thousands except share and per share data)

We recognized expense under our deferred compensation arrangements during the three months ended March 2, 2019 and February 24, 2018 as follows:

	Quarter Ended
	March 2, 2019	February 24, 2018
Deferred compensation expense	$99	$79

10. Other Operating Losses

Early Retirement Program

During the first quarter of fiscal 2019, we offered a voluntary early retirement package to certain eligible employees of the Company. Twenty-three employees accepted the offer, which expired on February 28, 2019. These employees are to receive pay equal to one-half their current salary plus benefits over a period of one year from the final day of each individual’s active employment. Accordingly, we recognized a charge of $835 during the three months ended March 2, 2019. The unpaid obligation of $835 is included in other current liabilities and accrued expenses in our condensed consolidated balance sheet as of March 2, 2019.

11. Commitments and Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our retail and logistical services segments. We also lease tractors and trailers used in our logistical services segment, and local delivery trucks used in our retail segment. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15 years. Some store leases contain contingent rental provisions based upon sales volume. Our transportation equipment leases have terms ranging from two to seven years with fixed monthly rental payments plus variable charges based upon mileage. The following schedule shows future minimum lease payments under non-cancellable operating leases with terms in excess of one year as of March 2, 2019:

	Retail Stores	Warehousing & Distribution Centers	Transportation Equipment	All Other	Total

Remainder of fiscal 2019	$18,162	$3,697	$3,242	$1,302	$26,403
Fiscal 2020	23,378	4,442	4,206	1,637	33,663
Fiscal 2021	20,674	3,833	3,051	970	28,528
Fiscal 2022	18,166	3,539	2,151	487	24,343
Fiscal 2023	15,964	2,108	1,272	-	19,344
Fiscal 2024	12,096	532	974	-	13,602
Thereafter	37,870	-	356	-	38,226
Total future minimum lease payments	$146,310	$18,151	$15,252	$4,396	$184,109

16 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 2, 2019

(Dollars in thousands except share and per share data)

In connection with our long-term real estate leases, our liability for accrued straight-line rent expense was $6,227 and $5,844 at March 2, 2019 and November 24, 2018, respectively, and is included in other current liabilities and accrued expenses in our condensed consolidated balance sheets. Improvement allowances received from lessors at the inception of a lease are deferred and amortized over the term of the lease. The unamortized balance of such amounts was $7,519 and $6,716 at March 2, 2019 and November 24, 2018, respectively, with the non-current portion of $6,410 and $5,715, respectively, included in other long term liabilities in our condensed consolidated balance sheets and the remaining current portion included in other current liabilities and accrued expenses. At March 2, 2019 and November 24, 2018 prepaid rent of $2,893 and $245, respectively, was included in other current assets in our condensed consolidated balance sheets.

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,953 and $2,021 at March 2, 2019 and November 24, 2018, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at March 2, 2019 and November 24, 2018 was not material.

12. Earnings (Loss) Per Share

The following reconciles basic and diluted earnings (loss) per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended March 2, 2019:

Basic earnings per share	$608	10,454,348	$0.06
Add effect of dilutive securities:
Options and restricted shares	-	28,893	-
Diluted earnings per share	$608	10,483,241	$0.06

For the quarter ended February 24, 2018:

Basic loss per share	$(913)	10,686,477	$(0.09)
Add effect of dilutive securities:
Options and restricted shares	-	-	-
Diluted loss per share	$(913)	10,686,477	$(0.09)

For the three months ended March 2, 2019 and February 24, 2018, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended
	March 2, 2019	February 24, 2018

Stock options	-	11,750
Unvested shares	36,000	59,138

17 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 2, 2019

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

●

Logistical services. Our logistical services segment reflects the operations of Zenith. In addition to providing shipping and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statements of operations. Zenith’s total operating costs, including those associated with providing logistical services to the Company as well as to third-party customers, are included in selling, general and administrative expenses and were $21,039 and $21,092 for the three months ended March 2, 2019 and February 24, 2018, respectively.

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

18 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 2, 2019

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended
	March 2, 2019	February 24, 2018
Sales Revenue
Wholesale	$72,781	$63,100
Retail - Company-owned stores	69,629	64,661
Logistical services	21,751	21,422
Inter-company eliminations:
Furniture and accessories	(35,054)	(31,638)
Logistical services	(8,266)	(7,273)
Consolidated	$120,841	$110,272

Income from Operations
Wholesale	$4,182	$3,064
Retail - Company-owned stores	(3,046)	(1,513)
Logistical services	712	330
Inter-company elimination	(64)	169
Early retirement program	(835)	-
Consolidated	$949	$2,050

Depreciation and Amortization
Wholesale	$818	$703
Retail - Company-owned stores	1,505	1,598
Logistical services	1,047	1,003
Consolidated	$3,370	$3,304

Capital Expenditures
Wholesale	$1,065	$1,217
Retail - Company-owned stores	4,017	2,617
Logistical services	470	124
Consolidated	$5,552	$3,958

	As of	As of
Identifiable Assets	March 2, 2019	November 24, 2018
Wholesale	$133,214	$144,209
Retail - Company-owned stores	102,662	96,241
Logistical services	46,159	51,191
Consolidated	$282,035	$291,641

Wholesale shipments by type
	Quarter Ended
	March 2, 2019		February 24, 2018

Bassett Custom Upholstery	$41,538	57.1%	$33,568	53.2%
Bassett Leather	5,771	7.9%	6,524	10.3%
Bassett Custom Wood	11,675	16.0%	10,987	17.4%
Bassett Casegoods	12,640	17.4%	10,797	17.1%
Accessories	1,157	1.6%	1,224	1.9%
Total	$72,781	100.0%	$63,100	100.0%

19 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 2, 2019

(Dollars in thousands except share and per share data)

14. Revenue Recognition

We adopted ASU 2014-09, Revenue - Revenue from Contracts with Customers (ASC Topic 606 or "ASC 606") effective as of November 25, 2018, the beginning of our 2019 fiscal year. ASC 606 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer.

At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. We offer payment terms varying from 30 to 60 days for wholesale customers. Estimates for returns and allowances have been recorded as a reduction of revenue based on our historical return patterns. The contracts with our licensee store owners do not provide for any royalty or license fee to be paid to us.

At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. We typically collect a significant portion of the purchase price as a customer deposit upon order, with the balance typically collected upon delivery. These deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $24,416 and $27,157 as of March 2, 2019 and November 24, 2018, respectively. Substantially all of the customer deposits held at November 24, 2018 related to performance obligations satisfied during the current period and have therefore been recognized in revenue for the quarter ended March 2, 2019. Estimates for returns and allowances have been recorded as a reduction of revenue based on our historical return patterns. We also sell furniture protection plans to our retail customers on behalf of a third party which is responsible for the performance obligations under the plans. Revenue from the sale of these plans is recognized upon delivery of the goods net of amounts payable to the third party service provider.

For our logistical services segment, line-haul freight revenue is recognized as services are performed and are billed to the customer upon the completion of delivery to the destination. Because the customer receives the benefits of these services as the freight is in transit from point of origin to destination, we recognize revenue using a percentage of completion method based on our estimate the amount of time freight has been in transit as of the reporting date compared with our estimate total required time for the deliveries. We recognize an asset for the amount of line-haul revenue earned but not yet billed which is included in other current assets. The balance of this asset was $528 at March 2, 2019 and $512 at the beginning of the first quarter of fiscal 2019. Warehousing services revenue is based upon warehouse space occupied by a customer’s goods and inventory movements in and out of a warehouse and is recognized as such services are provided and billed to the customer concurrently in the same period. All invoices for logistical services are due 30 days from invoice date.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (e.i. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At March 2, 2019 and November 24, 2018, our balance of prepaid commissions included in other current assets was $2,453 and $2,739, respectively. We do not incur sales commissions in our logistical services segment.

We adopted ASC 606 using the modified retrospective method and applied the standard only to contracts that were not completed as of initial application. Results for reporting periods beginning after November 24, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. Our adoption of ASC 606 did not have a material impact on our consolidated financial statements except for our enhanced presentation and disclosures. We also expect the impact of the adoption of ASC 606 to be immaterial to our net income and financial position on an ongoing basis.

Upon adoption of ASC 606, we have adopted the following policy elections and practical expedients:

●	We exclude from revenue amounts collected from customers for sales tax, which is consistent with our policy prior to the adoption of ASC 606.

●

We do not adjust the promised amount of consideration for the effects of a significant financing component since the period of time between transfer of our goods or services and the collection of consideration from the customer is less than one year.

●	We do not disclose the value of unsatisfied performance obligations because the transfer or goods or services is made within one year of the placement of customer orders.

See Note 13, Segments, for disaggregated revenue information.

20 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 2, 2019

(Dollars in thousands except share and per share data)

15. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three months ended March 2, 2019 and February 24, 2018:

	Quarter Ended

	March 2, 2019	February 24, 2018
Common Stock:

Beginning of period	$52,638	$53,690
Issuance of common stock	217	193
Purchase and retirement of common stock	(257)	(107)
End of period	$52,598	$53,776

Common Shares Issued and Outstanding:

Beginning of period	10,527,636	10,737,950
Issuance of common stock	43,472	38,641
Purchase and retirement of common stock	(51,468)	(21,300)
End of period	10,519,640	10,755,291

Additional Paid-in Capital:

Beginning of period	$-	$962
Issuance of common stock	(118)	(109)
Purchase and retirement of common stock	(137)	(659)
Stock based compensation	255	305
End of period	$-	$499

Retained Earnings:

Beginning of period	$140,009	$139,378
Cumulative effect of a change in accounting principal	(21)	-
Reclassification of certain tax effects from accumulated other comprehensive loss	-	545
Net income (loss) for the period	608	(913)
Purchase and retirement of common stock	(618)	-
Cash dividends	(1,291)	(1,183)
End of period	$138,687	$137,827

Accumulated Other Comprehensive Loss:

Beginning of period	$(2,338)	$(2,570)
Reclassification of certain tax effects from accumulated other comprehensive loss	-	(545)
Amortization of pension costs, net of tax	58	79
End of period	$(2,280)	$(3,036)

21 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MARCH 2, 2019

(Dollars in thousands except share and per share data)

16. Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 (as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01) requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. As with previous guidance, there continues to be a differentiation between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Lease assets and liabilities arising from both finance and operating leases will be recognized in the statement of financial position. ASU 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. In addition, ASU 2018-11 provides for an additional (and optional) transition method by which entities may elect to initially apply the transition requirements in Topic 842 at that Topic’s effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption and without retrospective application to any comparative prior periods presented. Also, ASU 2018-20 provides certain narrow-scope improvements to Topic 842 as it relates to lessors. The guidance in ASU 2016-02 will become effective for us as of the beginning of our 2020 fiscal year. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements, which we expect will have a material effect on our statement of financial position (refer to Note 11 for information regarding our leases currently classified as operating leases under ASC Topic 840). We currently anticipate that we will adopt the guidance of ASU 2016-02 as of the beginning of our 2020 fiscal year using the optional transition method as provided by ASU 2018-11.

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

22 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 2, 2019

(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks.  The current fiscal year ending November 30, 2019 is a 53-week year, with the additional week being included in our first fiscal quarter.  Accordingly, the information presented below includes 14 weeks of operations for the quarter ended March 2, 2019 as compared to 13 weeks included in the quarter ended February 24, 2018.

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 117-year history has instilled the principles of quality, value, and integrity in everything we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and meet the demands of a global economy.

With 102 BHF stores at March 2, 2019 we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We also own Zenith Freight Lines, LLC (“Zenith”) which provides logistical services to Bassett along with other furniture manufacturers and retailers. Zenith delivers best-of-class shipping and logistical support services that are uniquely tailored to the needs of Bassett and the furniture industry. Over 60% of Zenith’s revenue is generated from services provided to non-Bassett customers.

On December 21, 2017, we purchased certain assets and assumed certain liabilities of Lane Venture from Heritage Home Group, LLC for $15,556 in cash. Lane Venture is a manufacturer and distributor of premium outdoor furniture, and is now being operated as a component of our wholesale segment. This acquisition marked our entry into the market for outdoor furniture and we believe that Lane Venture has provided a foundation for us to become a significant participant in this category. We plan to distribute this brand outside of our Bassett store network with plans to introduce a Bassett-branded line in the stores in the first quarter of fiscal 2020. See Note 3 to our consolidated financial statements for additional details regarding this acquisition.

23 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 2, 2019

(Dollars in thousands except share and per share data)

At March 2, 2019, our BHF store network included 69 Company-owned stores and 33 licensee-owned stores. During the first quarter of fiscal 2019, we opened new stores in Coral Gables, Florida, Columbus, Ohio, Tucson, Arizona and Estero, Florida, and a new licensee store was opened in Boise, Idaho. We also completed the repositioning of our store in Friendswood, Texas to a new location in the Baybrook Mall area of Friendswood.

We continue to execute our strategy of growing the Company through opening new stores, repositioning stores to improved locations within a market and closing underperforming stores. The following table shows planned store openings where leases have been executed:

		Size	Planned
Location	Type	Sq. Ft.	Opening
New Stores:
Sarasota, FL	Corporate	8,000	Q2 2019
Princeton, NJ	Corporate	13,000	Q4 2019
Thornton, CO	Licensee	23,000	Q1 2020

Following the planned openings shown above, we expect to significantly reduce the pace of the BHF network expansion and focus on maximizing profitable sales volume through our existing stores.

As with any retail operation, prior to opening a new store we incur such expenses as rent, training costs and other payroll related costs. These costs generally range between $200 to $400 per store depending on the overall rent costs for the location and the period between the time when we take physical possession of the store space and the time of the store opening. Generally, rent payments during a buildout period between delivery of possession and opening of a new store are deferred and therefore straight line rent expense recognized during that time does not require cash. Inherent in our retail business model, we also incur losses in the two to three months of operation following a new store opening. Like other furniture retailers, we do not recognize a sale until the furniture is delivered to our customer. Because our retail business model generally does not involve maintaining a stock of retail inventory that would result in quick delivery and because of the custom nature of many of our furniture offerings, delivery to our customers usually occurs about 30 days after an order is placed. We generally require a deposit at the time of order and collect the remaining balance when the furniture is delivered, at which time the sale is recognized. Coupled with the previously discussed store pre-opening costs, total start-up losses can range from $400 to $600 per store. While our retail expansion is initially costly, we believe our site selection and new store presentation will generally result in locations that operate at or above a retail break-even level within a reasonable period of time following store opening. Factors affecting the length of time required to achieve this goal on a store-by-store basis may include the level of brand recognition, the degree of local competition and the depth of penetration in a particular market. Even as new stores ramp up to break-even, we do realize additional wholesale sales volume that leverages the fixed costs in our wholesale business.

We continue to invest in our digital effort to improve our customers’ journey from the time they begin on our website to the final step of delivering the goods to their homes. Today’s customers expect their digital experiences and communications to be personalized, highly-relevant and catered to match their specific needs and preferences. We are in the process of establishing a centralized customer care center that will track each customer's path from initial engagement through point of sale and ultimately to their post-delivery experience with the furniture using customer relationship management (CRM) software.  We believe that the data captured during the customer's journey will provide valuable insights and result in driving operational best practices in the months and years ahead.

24 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 2, 2019

(Dollars in thousands except share and per share data)

Results of Operations – Three months ended March 2, 2019 compared with the three months ended February 24, 2018:

Net sales of furniture and accessories, logistics revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense, other charges and income from operations were as follows for the three months ended March 2, 2019 and February 24, 2018:

	Quarter Ended*				Change
	March 2, 2019		February 24, 2018		Dollars	Percent

Sales revenue:
Furniture and accessories	$107,357	88.8%	$96,123	87.2%	$11,234	11.7%
Logistics revenue	13,484	11.2%	14,149	12.8%	(665)	-4.7%
Total sales revenue	120,841	100.0%	110,272	100.0%	10,569	9.6%
Cost of furniture and accessories sold	49,177	40.7%	43,269	39.2%	5,908	13.7%
SG&A expenses	69,386	57.4%	64,251	58.3%	5,135	8.0%
New store pre-opening costs	494	0.4%	702	0.6%	(208)	-29.6%
Other charges	835	0.7%	-	0.0%	835	100.0%

Income from operations	$949	0.8%	$2,050	1.9%	$(1,101)	-53.7%

*14 weeks for fiscal 2019 as compared with 13 weeks for fiscal 2018.

Refer to the segment information which follows for a discussion of the significant factors and trends affecting our results of operations for the three months ended March 2, 2019 as compared with the prior year period.

25 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 2, 2019

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

Logistical services. Our logistical services segment reflects the operations of Zenith. In addition to providing shipping and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statements of operations. Zenith’s operating costs are included in selling, general and administrative expenses.

26 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 2, 2019

(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income from operations in the consolidation of our segment results:

	Quarter Ended March 2, 2019*
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$72,781	$69,629	$-	$(35,053)	(1)	$107,357
Logistics	-	-	21,751	(8,267)	(2)	13,484
Total sales revenue	72,781	69,629	21,751	(43,320)		120,841
Cost of furniture and accessories sold	48,850	34,951	-	(34,624)	(3)	49,177
SG&A expense	19,749	37,230	21,039	(8,632)	(4)	69,386
New store pre-opening costs	-	494	-	-		494
Income (loss) from operations (5)	$4,182	$(3,046)	$712	$(64)		$1,784

	Quarter Ended February 24, 2018*
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$63,100	$64,661	$-	$(31,638)	(1)	$96,123
Logistics	-	-	21,422	(7,273)	(2)	14,149
Total sales revenue	63,100	64,661	21,422	(38,911)		110,272
Cost of furniture and accessories sold	42,644	31,994	-	(31,369)	(3)	43,269
SG&A expense	17,392	33,478	21,092	(7,711)	(4)	64,251
New store pre-opening costs	-	702	-	-		702
Income (loss) from operations	$3,064	$(1,513)	$330	$169		$2,050

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale segment.
(3)

Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment, as well as the change for the period in the elimination of intercompany profit in ending retail inventory.

(4)

Represents the elimination of rent paid by our retail stores occupying Company-owned real estate, and the elimination of logisitcal services charged by Zenith to Bassett's wholesale segment as follows:

	Quarter Ended*
	March 2, 2019	February 24, 2018

Intercompany logistical services	$(8,267)	$(7,273)
Intercompany rents	(365)	(438)

Total SG&A expense elimination	$(8,632)	$(7,711)

(5)	Excludes the effects of the early retirement program, which is not allocated to our segments.

*14 weeks for fiscal 2019 as compared with 13 weeks for fiscal 2018.

27 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 2, 2019

(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the three months ended March 2, 2019 and February 24, 2018 are as follows:

	Quarter Ended*				Change
	March 2, 2019		February 24, 2018		Dollars	Percent

Net sales	$72,781	100.0%	$63,100	100.0%	$9,681	15.3%
Gross profit	23,931	32.9%	20,456	32.4%	3,475	17.0%
SG&A expenses	19,749	27.1%	17,392	27.6%	2,357	13.6%

Income from operations	$4,182	5.7%	$3,064	4.9%	$1,118	36.5%

*14 weeks for fiscal 2019 as compared with 13 weeks for fiscal 2018.

Quarterly Analysis of Results - Wholesale

On an average weekly basis (normalizing for 14 weeks compared to 13 weeks), net sales increased $4,482 or 7.1%. This increase was driven by a $2,063 increase in Lane Venture shipments over the prior year period when we were then in the process of integrating the newly acquired operations into the Company, along with a 3.0% increase in shipments to the BHF network and a 4.6% increase in furniture shipments to the open market (outside the BHF network). Gross margin for the wholesale segment was 32.9% for the first quarter of 2019 as compared to 32.4% for the prior year quarter. This increase was primarily driven by higher margins in domestic custom upholstery operations as price increases implemented during the third quarter of 2018 offset the increased raw material costs experienced late in 2017 and early 2018. This margin improvement was partially offset by lower margins in the imported casegoods operation due to a $390 inventory valuation charge associated with our exit from the juvenile line of business. In addition, both the upholstery and wood operations were negatively impacted by higher labor costs due to higher employee health care expenses from unfavorable claim experience. The decrease in SG&A as a percentage of sales was primarily driven by greater leverage of fixed costs due to higher sales volumes partially offset by higher marketing and other brand development costs and higher employee health care expenses from unfavorable claim experience.

Wholesale shipments by type:	Quarter Ended*				Change
	March 2, 2019		February 24, 2018		Dollars	Percent

Bassett Custom Upholstery	$41,538	57.1%	$33,568	53.2%	$7,970	23.7%
Bassett Leather	5,771	7.9%	6,524	10.3%	(753)	-11.5%
Bassett Custom Wood	11,675	16.0%	10,987	17.4%	688	6.3%
Bassett Casegoods	12,640	17.4%	10,797	17.1%	1,843	17.1%
Accessories	1,157	1.6%	1,224	1.9%	(67)	-5.5%
Total	$72,781	100.0%	$63,100	100.0%	$9,681	15.3%

*14 weeks for fiscal 2019 as compared with 13 weeks for fiscal 2018.

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $13,657 at March 2, 2019 as compared with $17,098 at February 24, 2018.

28 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 2, 2019

(Dollars in thousands except share and per share data)

Retail – Company-owned Stores Segment

Results for the retail segment for the three months ended March 2, 2019 and February 24, 2018 are as follows:

	Quarter Ended*				Change
	March 2, 2019		February 24, 2018		Dollars	Percent

Net sales	$69,629	100.0%	$64,661	100.0%	$4,968	7.7%
Gross profit	34,678	49.8%	32,667	50.5%	2,011	6.2%
SG&A expenses	37,230	53.5%	33,478	51.8%	3,752	11.2%
New store pre-opening costs	494	0.7%	702	1.1%	(208)	-29.6%
Loss from operations	$(3,046)	-4.4%	$(1,513)	-2.3%	$(1,533)	101.3%

Results for comparable stores† (57 stores) are as follows:

	Quarter Ended*				Change
	March 2, 2019		February 24, 2018		Dollars	Percent

Net sales	$63,131	100.0%	$62,988	100.0%	$143	0.2%
Gross profit	31,537	50.0%	31,922	50.7%	(385)	-1.2%
SG&A expenses	32,618	51.7%	31,574	50.1%	1,044	3.3%
Loss from operations	$(1,081)	-1.7%	$348	0.6%	$(1,429)	-410.6%

† “Comparable” stores include only those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended*				Change
	March 2, 2019		February 24, 2018		Dollars	Percent

Net sales	$6,498	100.0%	$1,673	100.0%	$4,825	288.4%
Gross profit	3,141	48.3%	745	44.5%	2,396	321.6%
SG&A expenses	4,612	71.0%	1,904	113.8%	2,708	142.2%
New store pre-opening costs	494	7.6%	702	42.0%	(208)	-29.6%
Loss from operations	$(1,965)	-30.2%	$(1,861)	-111.2%	$(104)	5.6%

*14 weeks for fiscal 2019 as compared with 13 weeks for fiscal 2018.

Quarterly Analysis of Results - Retail

The increase in net sales for the 69 Company-owned BHF stores included a $4,825 increase in non-comparable store sales as we have opened 12 stores over the last 18 months, along with a 0.2% increase for the 57 comparable stores over the first quarter of fiscal 2018. On an average weekly basis (normalizing for the extra week in the first quarter of 2019), comparable store sales decreased 6.9%.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores decreased by 4.8% for the first quarter of 2019 as compared to the first quarter of 2018. On an average weekly basis, comparable store written sales decreased 11.6%.

29 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 2, 2019

(Dollars in thousands except share and per share data)

The decrease in comparable store gross margins was primarily due to increased clearance activity due to the launch of the new custom upholstery program and the selloff of existing floor samples and other clearance product as a result of the repositioning of two stores in the Houston market late in 2018. The increase in SG&A expenses for comparable stores as a percentage of sales to 51.7% was primarily due to higher employee health care expenses from unfavorable claim experience and increased warehousing and delivery costs due to the previously announced transition of the Bassett final mile service from Zenith to the corporate retail operation.

The $104 increase in the operating loss from non-comparable stores for the first quarter of 2019 includes new store pre-opening costs of $494 compared to $702 for the prior year period. We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $400 to $600 per store. During the first quarter of 2019 we incurred $828 of post-opening losses associated with the four new stores opened during the first quarter of 2019 compared to $740 of post-opening losses associated with other locations during the first quarter of 2018.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $31,295, or an average of $454 per open store, at March 2, 2019 as compared with a retail backlog of $34,343, or an average of $545 per open store, at February 24, 2018.

Logistical Services Segment

Results for our logistical services segment for the three months ended March 2, 2019 and February 24, 2018 are as follows:

	Quarter Ended*				Change
	March 2, 2019		February 24, 2018		Dollars	Percent

Logistical services revenue	$21,751	100.0%	$21,422	100.0%	$329	1.5%
Operating expenses	21,039	96.7%	21,092	98.5%	(53)	-0.3%

Income from operations	$712	3.3%	$330	1.5%	$382	115.8%

*14 weeks for fiscal 2019 as compared with 13 weeks for fiscal 2018.

Quarterly Analysis of Operations – Logistical Services

On an average weekly basis (normalizing for the extra week in the first quarter of fiscal 2019), revenues for Zenith decreased $1,225 or 5.7%. This decrease was primarily due to the previously announced discontinuation of home delivery services to third-party customers. The decrease in Zenith’s operating expenses as a percent of sales was primarily due to reduced expenses in the home delivery operation.

30 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 2, 2019

(Dollars in thousands except share and per share data)

Other Items Affecting Net Income

Early Retirement Program

During the first quarter of fiscal 2019, we offered an early retirement package to certain eligible employees of the Company. Twenty-three employees accepted the offer, which expired on February 28, 2019. These employees are to receive pay equal to one-half their current salary plus benefits over a period of one year from the final day of each individual’s active employment. Accordingly, we recognized a charge of $835 during the three months ended March 2, 2019. The unpaid obligation of $835 at March 2, 2019 will substantially be paid out within one year.

Other Loss, Net

Other loss, net, for the three months ended March 2, 2019 was $123 as compared to $627 for the three months ended February 24, 2018. The decreased net loss is primarily attributable to $378 in death benefits received from life insurance policies covering a former executive, increased interest income due to rising yields on our short-term investments compared to the prior year period and lower interest expense due to overall lower levels of debt.

Income Taxes and Impact of Tax Cuts and Jobs Act

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

On December 22, 2017, The Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced the federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018 for all corporate taxpayers.  Our effective tax rate for the three months ended March 2, 2019 differs from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

Because the Act specified the new 21% tax rate beginning on January 1, 2018, we were only subject to the reduced rate for 11 months of 2018.  Therefore, we computed our income tax expense for fiscal 2018 using a blended federal statutory rate of 22.2%.  However, our effective tax rate for the three months ended February 24, 2018 was 164.2% primarily due to a $2,157 discrete charge to re-measure our deferred tax assets at the lower statutory rate.  Other items impacting our effective tax rate for the three months ended February 24, 2018 included the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation of $181 and the Section 199: Domestic Production Activities Deduction, which was eliminated by the Act for our fiscal 2019 tax return.

Liquidity and Capital Resources

Cash Flows

Cash used in operations for the first quarter of 2019 was $15,734 compared to $996 used for the first quarter of 2018, representing an increase of $14,738. This increase in cash used is primarily due to increased investment in inventory in anticipation of potential tariff increases originally scheduled to go into effect December 31, 2018, other changes in working capital due in part to the timing impact of the shift in our fiscal quarter end resulting from the additional week in the first quarter of fiscal 2019 and lower comparable store sales on an average weekly basis resulting in reduced cash flows.

Our overall cash position decreased by $23,482 during the first quarter of 2019. In addition to the cash used in operations, we used $5,435 of cash in investing activities, primarily consisting of capital expenditures associated with retail store expansion and relocations. Net cash used in financing activities was $2,313, including dividend payments of $1,291 and stock repurchases of $1,012 under our existing share repurchase plan, of which $16,973 remains authorized at March 2, 2019. With cash and cash equivalents and short-term investments totaling $32,629 on hand at March 2, 2019, expected future operating cash flows and expected reduced capital expenditures from fewer store openings, we believe we have sufficient liquidity to fund operations for the foreseeable future.

31 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 2, 2019

(Dollars in thousands except share and per share data)

Debt and Other Obligations

Our credit facility with our bank provides for a line of credit of up to $25,000. This credit facility is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. The credit facility will mature in December 2021. At March 2, 2019, we had $2,798 outstanding under standby letters of credit against our line, leaving availability under our credit line of $22,202. In addition, we have outstanding standby letters of credit with another bank totaling $325.

At March 2, 2019 we have outstanding principal totaling $183 under real estate notes payable, all of which matures within one year of the balance sheet date. See Note 8 to our condensed consolidated financial statements for additional details regarding these notes. We expect to satisfy these obligations as they mature using cash flow from operations or our available cash on hand.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services and retail segments. We had obligations of $184,109 at March 2, 2019 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,953 at March 2, 2019. See Note 11 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $19,844 at March 2, 2019. All other retail real estate that we own, consisting of locations formerly leased to our licensees and now leased to others, is included in other assets in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our wholesale segment, was $1,629 at March 2, 2019.

The following table summarizes our total investment in retail real estate owned at March 2, 2019:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	9	223,570	$19,844

Investment real estate leased to others, included in other assets	2	41,021	1,629

Total Company investment in retail real estate	11	264,591	$21,473

(1) Includes two properties encumbered under mortgages totalling $183 at March 2, 2019.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended November 24, 2018.

32 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 2, 2019

(Dollars in thousands except share and per share data)

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of both Company-owned and licensee stores as well as land and buildings used in our logistical services segment. We also lease transportation equipment used in our retail and logistical services segments. We have guaranteed certain lease obligations of licensee operators of the stores as part of our retail expansion strategy. See Note 11 to our condensed consolidated financial statements for further discussion of operating leases and lease guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 11 to our condensed consolidated financial statements for further information regarding certain contingencies as of March 2, 2019.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $1,629 at March 2, 2019 for stores formerly operated by licensees as well as our holdings of $19,844 at March 2, 2019 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,953 which we have guaranteed on behalf of licensees as of March 2, 2019, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

33 of 37

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MARCH 2, 2019

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

•

ability to implement our Company-owned retail strategies and realize the benefits from such strategies, including our initiatives to expand and improve our digital marketing capabilities, as they are implemented

•

fluctuations in the cost and availability of raw materials, fuel, labor and sourced products, including those which may result from the imposition of new or increased duties, tariffs, retaliatory tariffs and trade limitations with respect to foreign-sourced products

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

Additionally, other risks that could cause actual results to differ materially from those contemplated by such forward-looking statements are set forth in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for fiscal 2018.

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

34 of 37

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MARCH 2, 2019

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity for the three months ended March 2, 2019 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

November 25, 2018 - January 5, 2019	32,052	$20.18	32,052	$17,338
January 6 - February 2, 2019	15,416	$18.83	15,416	$17,047
February 3 - March 2, 2019	4,000	$18.69	4,000	$16,973

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 3, 2018, the Board of Directors increased the remaining limit of the repurchase plan to $20,000. At March 2, 2019, $16,973 remains available for stock repurchases under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

a. Exhibits:

Exhibit 3a – Articles of Incorporation as amended to date are incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended February 28, 1994.

Exhibit 3b – By-laws as amended to date are incorporated herein by reference to Exhibit 3 to Form 8-K filed with the SEC on January 22, 2019.

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

35 of 37

PART II - OTHER INFORMATION - CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MARCH 2, 2019

(Dollars in thousands except share and per share data)

Exhibit 101.INS XBRL Instance

Exhibit 101.SCH XBRL Taxonomy Extension Schema

Exhibit 101.CAL XBRL Taxonomy Extension Calculation

Exhibit 101.DEF XBRL Taxonomy Extension Definition

Exhibit 101.LAB XBRL Taxonomy Extension Labels

Exhibit 101.PRE XBRL Taxonomy Extension Presentation

36 of 37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/	Robert H. Spilman, Jr.
Robert H. Spilman, Jr., Chairman and Chief Executive Office
April 4, 2019

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer April 4, 2019

37 of 37