Form 10-Q
period 2019-06-01
BASSETT FURNITURE INDUSTRIES INC
filed 2019-07-02
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2019

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

(Zip Code)

(276) 629-6000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock ($5.00 par value)	BSET	NASDAQ

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

At June 26, 2019, 10,409,751 shares of common stock of the Registrant were outstanding.

1 of 40

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE

	PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of June 1, 2019 (unaudited) and November 24, 2018 and for the three and six months ended June 1, 2019 (unaudited) and May 26, 2018 (unaudited)

	Condensed Consolidated Statements of Income	3

	Condensed Consolidated Statements of Comprehensive Income	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

3.	Quantitative and Qualitative Disclosures About Market Risk	36

4.	Controls and Procedures	36

	PART II - OTHER INFORMATION

1.	Legal Proceedings	38

2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	38

3.	Defaults Upon Senior Securities	38

6.	Exhibits	38

2 of 40

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE PERIODS ENDED JUNE 1, 2019 AND MAY 26, 2018 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Six Months Ended

	June 1, 2019	May 26, 2018	June 1, 2019	May 26, 2018
Sales revenue:
Furniture and accessories	$95,824	$102,675	$203,181	$198,798
Logistics	12,366	14,305	25,850	28,454
Total sales revenue	108,190	116,980	229,031	227,252

Cost of furniture and accessories sold	42,530	45,660	91,707	88,929

Selling, general and administrative expenses excluding new store pre-opening costs	64,590	65,456	133,976	129,707
New store pre-opening costs	369	201	863	903
Early retirement program	-	-	835	-
Income from operations	701	5,663	1,650	7,713

Other loss, net	(145)	(233)	(268)	(860)
Income before income taxes	556	5,430	1,382	6,853

Income tax expense	111	1,141	329	3,477

Net income	$445	$4,289	$1,053	$3,376

Basic earnings per share	$0.04	$0.40	$0.10	$0.32

Diluted earnings per share	$0.04	$0.40	$0.10	$0.31

Dividends per share	$0.125	$0.11	$0.25	$0.22

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED JUNE 1, 2019 AND MAY 26, 2018 – UNAUDITED

(In thousands)

	Quarter Ended		Six Months Ended

	June 1, 2019	May 26, 2018	June 1, 2019	May 26, 2018

Net income	$445	$4,289	$1,053	$3,376
Other comprehensive income:
Amortization associated with Long Term Cash Awards (LTCA)	31	31	62	62
Income taxes related to LTCA	(8)	(8)	(16)	(16)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	46	76	92	152
Income taxes related to SERP	(12)	(19)	(24)	(38)

Other comprehensive income, net of tax	57	80	114	160

Total comprehensive income	$502	$4,369	$1,167	$3,536

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 1, 2019AND NOVEMBER 24, 2018

(In thousands)

	(Unaudited)
Assets	June 1, 2019	November 24, 2018
Current assets
Cash and cash equivalents	$11,581	$33,468
Short-term investments	22,643	22,643
Accounts receivable, net	20,906	19,055
Inventories	66,715	64,192
Other current assets	14,652	9,189
Total current assets	136,497	148,547

Property and equipment, net	106,089	104,863

Deferred income taxes	3,250	3,266
Goodwill and other intangible assets	28,291	28,480
Other	6,374	6,485
Total long-term assets	37,915	38,231
Total assets	$280,501	$291,641

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,587	$27,407
Accrued compensation and benefits	11,299	12,994
Customer deposits	24,910	27,157
Other current liabilites and accrued expenses	11,667	14,261
Total current liabilities	67,463	81,819

Long-term liabilities
Post employment benefit obligations	12,623	13,173
Other long-term liabilities	13,249	6,340
Total long-term liabilities	25,872	19,513

Stockholders’ equity
Common stock	52,262	52,638
Retained earnings	137,127	140,009
Accumulated other comprehensive loss	(2,223)	(2,338)
Total stockholders' equity	187,166	190,309
Total liabilities and stockholders’ equity	$280,501	$291,641

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED JUNE 1, 2019 AND MAY 26, 2018 – UNAUDITED

(In thousands)

	Six Months Ended
	June 1, 2019	May 26, 2018
Operating activities:
Net income	$1,053	$3,376
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,735	6,688
Gain on sale of property and equipment	(3)	(136)
Deferred income taxes	23	2,183
Other, net	(276)	1,243
Changes in operating assets and liabilities:
Accounts receivable	(1,824)	124
Inventories	(3,355)	(3,689)
Other current assets	(3,274)	(2,311)
Customer deposits	(2,247)	(5,014)
Accounts payable and other liabilities	(5,774)	(2,185)
Net cash provided by (used in) operating activities	(8,942)	279

Investing activities:
Purchases of property and equipment	(8,313)	(7,662)
Proceeds from sales of property and equipment	11	2,463
Cash paid for business acquisition	-	(15,556)
Other	343	(527)
Net cash used in investing activities	(7,959)	(21,282)

Financing activities:
Cash dividends	(2,603)	(6,124)
Proceeds from the exercise of stock options	25	27
Other issuance of common stock	159	173
Repurchases of common stock	(2,347)	(823)
Taxes paid related to net share settlement of equity awards	-	(522)
Repayments of notes payable	(220)	(3,128)
Net cash used in financing activities	(4,986)	(10,397)
Change in cash and cash equivalents	(21,887)	(31,400)
Cash and cash equivalents - beginning of period	33,468	53,949
Cash and cash equivalents - end of period	$11,581	$22,549

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2019
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

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The current fiscal year ending November 30, 2019 is a 53-week year, with the additional week being included in our first fiscal quarter. Accordingly, the information presented below includes 27 weeks of operations for the six months ended June 1, 2019 as compared with 26 weeks included in the six months ended May 26, 2018.

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

Recently Adopted Accounting Pronouncements

Effective as of the beginning of fiscal 2019, we have adopted Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. Among the types of cash flows addressed are payments for costs related to debt prepayments or extinguishments, payments representing accreted interest on discounted debt, payments of contingent consideration after a business combination, proceeds from insurance claims and company-owned life insurance, and distributions from equity method investees, among others. The amendments in ASU 2016-15 are to be adopted retrospectively with comparative amounts in prior period cash flow statements reclassified to conform to the current period presentation. Accordingly, for the six months ended May 26, 2018 we have reclassified investments in Company-owned life insurance of $527 from cash flows from operating activities to cash flows from investing activities, and we have reclassified $78 representing the portion of a debt payment attributable to discount accretion from cash flows from financing activities to cash flows from operating activities.

As of the beginning of fiscal 2019, we also adopted Accounting Standards Update No. 2014-09, Revenue – Revenue from Contracts with Customers (Topic 606 or “ASC 606”). Refer to Note 14, Revenue Recognition, for more information regarding the impact of ASC 606 on our financial statements.

7 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2019
(Dollars in thousands except share and per share data)

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and six months ended June 1, 2019 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 24, 2018.

Income Taxes and Impact of the Tax Cuts and Jobs Act

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

On December 22, 2017, The Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced the federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018 for all corporate taxpayers.  Our effective tax rate for the three and six months ended June 1, 2019 differs from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including the recognition of non-taxable proceeds from Company-owned life insurance.

Because the Act specified the new 21% tax rate beginning on January 1, 2018, we were only subject to the reduced rate for 11 months of 2018.  Therefore, we computed our income tax expense for fiscal 2018 using a blended federal statutory rate of 22.2%.  Our effective tax rates for the three and six months ended May 26, 2018 of 21.3% and 51.4%, respectively, differ from the blended statutory rate primarily due to a discrete charge (benefit) of ($155) and $2,032, respectively, arising from the re-measurement of our deferred tax assets at the lower statutory rate.  Other items impacting our effective tax rate for the three and six months ended May 26, 2018 included the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation of $16 and $197, respectively, non-taxable life insurance proceeds of $266 during the second quarter of 2018, and the Section 199: Domestic Production Activities Deduction, which was eliminated by the Act for our fiscal 2019 tax return.

8 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2019
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

The allocation of the $15,556 all-cash purchase price to the acquired assets and liabilities of the Lane Venture business, was as follows:

Allocation of the fair value of consideration transferred:
Identifiable assets acquired:
Accounts receivable, net of reserve	$1,507
Inventory, net of reserve	3,718
Prepaid expenses and other current assets	37
Intangible assets	7,360
Total identifiable assets acquired	12,622
Liabilities assumed:
Accounts payable	(357)
Other accrued liabilities	(852)
Total liabilities assumed	(1,209)
Net identifiable assets acquired	11,413
Goodwill	4,143
Total net assets acquired	$15,556

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

Acquisition costs related to the Lane Venture acquisition totaled $26 and $254 during the three and six months ended May 26, 2018, and are included in selling, general and administrative expenses in the condensed consolidated statements of income. The acquisition costs are primarily related to legal, accounting and valuation services.

9 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2019
(Dollars in thousands except share and per share data)

The pro forma results of operations for the acquisition of Lane Venture have not been presented because they are not material to our consolidated results of operations for the three and six months ended May 26, 2018.

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

Investments

Our short-term investments of $22,643 at June 1, 2019 and November 24, 2018 consisted of certificates of deposit (CDs). At June 1, 2019, the CDs had original terms averaging 11 months, bearing interest at rates ranging from 0.85% to 2.70%. At June 1, 2019, the weighted average remaining time to maturity of the CDs was approximately 2 months and the weighted average yield of the CDs was approximately 2.45%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at June 1, 2019 and November 24, 2018 approximates their fair value.

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

10 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2019
(Dollars in thousands except share and per share data)

5. Accounts Receivable

Accounts receivable consists of the following:

	June 1, 2019	November 24, 2018
Gross accounts receivable	$21,677	$19,809
Allowance for doubtful accounts	(771)	(754)
Accounts receivable, net	$20,906	$19,055

Activity in the allowance for doubtful accounts for the six months ended June 1, 2019 was as follows:

Balance at November 24, 2018	$754
Additions to allowance, net	17
Balance at June 1, 2019	$771

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 4.

6. Inventories

Domestic furniture inventories are valued at the lower of cost, which is determined using the last-in, first-out (LIFO) method, or market. Imported inventories and those applicable to Lane Venture are valued at the lower of cost, which is determined using the first-in, first-out (FIFO) method, or net realizable value.

Inventories were comprised of the following:

	June 1, 2019	November 24, 2018
Wholesale finished goods	$28,034	$30,750
Work in process	512	432
Raw materials and supplies	17,090	15,503
Retail merchandise	31,837	27,599
Total inventories on first-in, first-out method	77,473	74,284
LIFO adjustment	(8,456)	(8,326)
Reserve for excess and obsolete inventory	(2,302)	(1,766)
	$66,715	$64,192

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

11 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2019
(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 24, 2018	$1,500	$266	$1,766
Additions charged to expense	1,066	208	1,274
Write-offs	(569)	(169)	(738)
Balance at June 1, 2019	$1,997	$305	$2,302

Additions charged to expense for our wholesale segment during the six months ended June 1, 2019 includes a $390 inventory valuation charge arising from our decision to exit the juvenile furniture line of business.

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
JUNE 1, 2019
(Dollars in thousands except share and per share data)

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	June 1, 2019
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(958)	$2,592
Technology - customized applications	834	(516)	318

Total intangible assets subject to amortization	4,384	(1,474)	2,910

Intangibles not subject to amortization:
Trade names	9,338	-	9,338
Goodwill	16,043	-	16,043

Total goodwill and other intangible assets	$29,765	$(1,474)	$28,291

	November 24, 2018
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(829)	$2,721
Technology - customized applications	834	(456)	378

Total intangible assets subject to amortization	4,384	(1,285)	3,099

Intangibles not subject to amortization:
Trade names	9,338	-	9,338
Goodwill	16,043	-	16,043

Total goodwill and other intangible assets	$29,765	$(1,285)	$28,480

There were noaccumulated impairment losses on goodwill as of June 1, 2019 or November 24, 2018.

The carrying amounts of goodwill by reportable segment at both June 1, 2019 and November 24, 2018 were as follows:

Wholesale	$9,188
Retail	1,926
Logistical services	4,929

Total goodwill	$16,043

Amortization expense associated with intangible assets during the three and six months ended June 1, 2019 and May 26, 2018 was as follows:

	Quarter Ended		Six Months Ended

	June 1, 2019	May 26, 2018	June 1, 2019	May 26, 2018
Intangible asset amortization expense	$95	$95	$190	$185

13 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2019
(Dollars in thousands except share and per share data)

Estimated future amortization expense for intangible assets that exist at June 1, 2019 is as follows:

Remainder of fiscal 2019	$189
Fiscal 2020	379
Fiscal 2021	379
Fiscal 2022	279
Fiscal 2023	259
Fiscal 2024	259
Thereafter	1,166

Total	$2,910

8. Notes Payable and Bank Credit Facility

Real Estate Notes Payable

Certain of our retail real estate properties have been financed through commercial mortgages with outstanding principal totaling $72 and $292 at June 1, 2019 and November 24, 2018, respectively. The mortgages each bear interest at a fixed rate of 6.73%. They are collateralized by the respective properties with net book values totaling approximately $5,536 and $5,599 at June 1, 2019 and November 24, 2018, respectively. The entire balance of these mortgages is included in other current liabilities and accrued expenses in the accompanying condensed consolidated balance sheets. These obligations have been paid in full subsequent to June 1, 2019.

Fair Value

We believe that the carrying amount of our notes payable approximates fair value at both June 1, 2019 and November 24, 2018. In estimating the fair value, we utilize current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 4.

Bank Credit Facility

Our credit facility with our bank provides for a line of credit of up to $25,000. This credit facility is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. The credit facility will mature in December 2021.

At June 1, 2019, we had $2,798 outstanding under standby letters of credit against our line, leaving availability under our credit line of $22,202. In addition, we have outstanding standby letters of credit with another bank totaling $325.

9. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $10,038 and $10,574 as of June 1, 2019 and November 24, 2018, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to certain management employees in the amount of $400 each. The liability for the LTC Awards was $1,124 and $1,078 as of June 1, 2019 and November 24, 2018, respectively.

14 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2019
(Dollars in thousands except share and per share data)

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	June 1, 2019	November 24, 2018
Accrued compensation and benefits	$798	$798
Post employment benefit obligations	10,364	10,854

Total pension liability	$11,162	$11,652

Components of net periodic pension costs for our defined benefit plans for the three and six months ended June 1, 2019 and May 26, 2018 are as follows:

	Quarter Ended		Six Months Ended
	June 1, 2019	May 26, 2018	June 1, 2019	May 26, 2018
Service cost	$47	$49	$94	$98
Interest cost	110	105	221	210
Amortization of prior service costs	31	31	63	62
Amortization of transition obligation	-	11	-	22
Amortization of loss	46	65	92	130

Net periodic pension cost	$234	$261	$470	$522

The components of net periodic pension cost other than the service cost component are included in other loss, net in our condensed consolidated statements of income.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,798 and $1,837 as of March 2, 2019 and November 24, 2018, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $726 and $611 as of June 1, 2019 and November 24, 2018, respectively.

15 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2019
(Dollars in thousands except share and per share data)

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	June 1, 2019	November 24, 2018
Accrued compensation and benefits	$266	$266
Post employment benefit obligations	2,258	2,053

Total deferred compensation liability	$2,524	$2,319

We recognized expense under our deferred compensation arrangements during the three and six months ended June 1, 2019 and May 26, 2018 as follows:

	Quarter Ended		Six Months Ended
	June 1, 2019	May 26, 2018	June 1, 2019	May 26, 2018
Deferred compensation expense	$84	$80	$183	$159

10. Other Operating Gains and Losses

Fiscal 2019

Early Retirement Program

During the first quarter of fiscal 2019, we offered a voluntary early retirement package to certain eligible employees of the Company. Twenty-three employees accepted the offer, which expired on February 28, 2019. These employees are to receive pay equal to one-half their current salary plus benefits over a period of 1 year from the final day of each individual’s active employment. Accordingly, we recognized a charge of $835 during the six months ended June 1, 2019. The unpaid obligation of $733 is included in other current liabilities and accrued expenses in our condensed consolidated balance sheet as of June 1, 2019.

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
JUNE 1, 2019
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

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our retail and logistical services segments. We also lease tractors and trailers used in our logistical services segment, and local delivery trucks used in our retail segment. Our real estate lease terms range from 1 to 15 years and generally have renewal options of between 5 and 15 years. Some store leases contain contingent rental provisions based upon sales volume. Our transportation equipment leases have terms ranging from 2 to 7 years with fixed monthly rental payments plus variable charges based upon mileage. The following schedule shows future minimum lease payments under non-cancellable operating leases with terms in excess of one year as of June 1, 2019:

	Retail Stores	Warehousing & Distribution Centers	Transportation Equipment	All Other	Total

Remainder of fiscal 2019	$12,308	$2,893	$2,240	$870	$18,311
Fiscal 2020	24,078	5,440	4,230	1,637	35,385
Fiscal 2021	21,501	4,835	3,060	970	30,366
Fiscal 2022	19,002	4,586	2,151	487	26,226
Fiscal 2023	16,808	3,182	1,263	-	21,253
Fiscal 2024	12,957	1,291	958	-	15,206
Thereafter	39,919	676	354	-	40,949
Total future minimum lease payments	$146,573	$22,903	$14,256	$3,964	$187,696

Improvement allowances received from lessors at the inception of a lease are deferred and amortized over the term of the lease. The unamortized balance of such amounts was $8,277 and $6,716 at June 1, 2019 and November 24, 2018, respectively, with the non-current portion of $7,060 and $5,715, respectively, included in other long term liabilities in our condensed consolidated balance sheets and the remaining current portion included in other current liabilities and accrued expenses. At June 1, 2019 and November 24, 2018 prepaid rent of $3,213 and $245, respectively, was included in other current assets in our condensed consolidated balance sheets.

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from 1 to 10 years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,886 and $2,021 at June 1, 2019 and November 24, 2018, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at June 1, 2019 and November 24, 2018 was not material.

17 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2019
(Dollars in thousands except share and per share data)

12. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended June 1, 2019:

Basic earnings per share	$445	10,433,492	$0.04
Add effect of dilutive securities:
Options and restricted shares	-	26,329	-
Diluted earnings per share	$445	10,459,821	$0.04

For the quarter ended May 26, 2018:

Basic earnings per share	$4,289	10,701,154	$0.40
Add effect of dilutive securities:
Options and restricted shares	-	40,182	-
Diluted earnings per share	$4,289	10,741,336	$0.40

For the six months ended June 1, 2019:

Basic earnings per share	$1,053	10,444,306	$0.10
Add effect of dilutive securities:
Options and restricted shares	-	27,530	-
Diluted earnings per share	$1,053	10,471,836	$0.10

For the six months ended May 26, 2018:

Basic earnings per share	$3,376	10,693,815	$0.32
Add effect of dilutive securities:
Options and restricted shares	-	53,936	(0.01)
Diluted earnings per share	$3,376	10,747,751	$0.31

For the three and six months ended June 1, 2019 and May 26, 2018, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Six Months Ended
	June 1, 2019	May 26, 2018	June 1, 2019	May 26, 2018
Unvested shares	45,653	5,292	45,653	5,292

18 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2019
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

●

Logistical services. Our logistical services segment reflects the operations of Zenith. In addition to providing shipping and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statements of income. Zenith’s total operating costs, including those associated with providing logistical services to the Company as well as to third-party customers, are included in selling, general and administrative expenses and were $19,841 and $40,880 for the three and six months ended June 1, 2019, and $20,940 and $42,032 for the three and six months ended May 26, 2018, respectively.

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

19 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2019
(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Six Months Ended
	June 1, 2019	May 26, 2018	June 1, 2019	May 26, 2018
Sales Revenue
Wholesale	$63,131	$63,788	$135,912	$126,888
Retail - Company-owned stores	62,568	68,682	132,197	133,343
Logistical services	20,093	21,229	41,844	42,651
Inter-company eliminations:
Furniture and accessories	(29,875)	(29,795)	(64,929)	(61,433)
Logistical services	(7,727)	(6,924)	(15,993)	(14,197)
Consolidated	$108,190	$116,980	$229,031	$227,252

Income from Operations
Wholesale	$3,173	$3,039	$7,355	$6,103
Retail - Company-owned stores	(2,953)	1,626	(5,999)	113
Logistical services	252	289	964	619
Inter-company elimination	229	709	165	878
Early retirement program	-	-	(835)	-
Consolidated	$701	$5,663	$1,650	$7,713

Depreciation and Amortization
Wholesale	$827	$757	$1,645	$1,460
Retail - Company-owned stores	1,544	1,603	3,049	3,201
Logistical services	994	1,024	2,041	2,027
Consolidated	$3,365	$3,384	$6,735	$6,688

Capital Expenditures
Wholesale	$1,075	$1,113	$2,140	$2,330
Retail - Company-owned stores	1,373	1,861	5,390	4,478
Logistical services	313	730	783	854
Consolidated	$2,761	$3,704	$8,313	$7,662

	As of	As of
Identifiable Assets	June 1, 2019	November 24, 2018
Wholesale	$133,828	$144,209
Retail - Company-owned stores	101,658	96,241
Logistical services	45,015	51,191
Consolidated	$280,501	$291,641

Wholesale shipments by type

	Quarter Ended				Six Months Ended
	June 1, 2019		May 26, 2018		June 1, 2019		May 26, 2018

Bassett Custom Upholstery	$36,853	58.4%	$36,506	57.2%	$78,391	57.7%	$70,074	55.2%
Bassett Leather	4,463	7.1%	5,082	8.0%	10,234	7.5%	11,606	9.1%
Bassett Custom Wood	10,526	16.7%	11,184	17.5%	22,201	16.3%	22,171	17.5%
Bassett Casegoods	9,979	15.8%	9,948	15.6%	22,619	16.6%	20,745	16.3%
Accessories	1,310	2.1%	1,068	1.7%	2,467	1.8%	2,292	1.8%
Total	$63,131	100.0%	$63,788	100.0%	$135,912	100.0%	$126,888	100.0%

20 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2019
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

At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. We typically collect a significant portion of the purchase price as a customer deposit upon order, with the balance typically collected upon delivery. These deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $24,910 and $27,157 as of June 1, 2019 and November 24, 2018, respectively. Substantially all of the customer deposits held at November 24, 2018 related to performance obligations satisfied during the current period and have therefore been recognized in revenue for the six months ended June 1, 2019. Estimates for returns and allowances have been recorded as a reduction of revenue based on our historical return patterns. We also sell furniture protection plans to our retail customers on behalf of a third party which is responsible for the performance obligations under the plans. Revenue from the sale of these plans is recognized upon delivery of the goods net of amounts payable to the third party service provider.

For our logistical services segment, line-haul freight revenue is recognized as services are performed and are billed to the customer upon the completion of delivery to the destination. Because the customer receives the benefits of these services as the freight is in transit from point of origin to destination, we recognize revenue using a percentage of completion method based on our estimate the amount of time freight has been in transit as of the reporting date compared with our estimate total required time for the deliveries. We recognize an asset for the amount of line-haul revenue earned but not yet billed which is included in other current assets. The balance of this asset was $472 at June 1, 2019 and $512 at the beginning of the first quarter of fiscal 2019. Warehousing services revenue is based upon warehouse space occupied by a customer’s goods and inventory movements in and out of a warehouse and is recognized as such services are provided and billed to the customer concurrently in the same period. All invoices for logistical services are due 30 days from invoice date.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At June 1, 2019 and November 24, 2018, our balance of prepaid commissions included in other current assets was $2,418 and $2,739, respectively. We do not incur sales commissions in our logistical services segment.

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

●

We do not adjust the promised amount of consideration for the effects of a significant financing component since the period of time between transfer of our goods or services and the collection of consideration from the customer is less than 1 year.

21 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2019
(Dollars in thousands except share and per share data)

●	We do not disclose the value of unsatisfied performance obligations because the transfer of goods or services is made within 1 year of the placement of customer orders.

See Note 13, Segment Information, for disaggregated revenue information.

15. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three and six months ended June 1, 2019 and May 26, 2018:

	Quarter Ended		Six Months Ended

	June 1, 2019	May 26, 2018	June 1, 2019	May 26, 2018
Common Stock:

Beginning of period	$52,598	$53,776	$52,638	$53,690
Issuance of common stock	64	61	281	254
Purchase and retirement of common stock	(400)	(101)	(657)	(208)

End of period	$52,262	$53,736	$52,262	$53,736

Common Shares Issued and Outstanding:

Beginning of period	10,519,640	10,755,291	10,527,636	10,737,950
Issuance of common stock	12,729	12,165	56,201	50,806
Purchase and retirement of common stock	(80,024)	(20,334)	(131,492)	(41,634)

End of period	10,452,345	10,747,122	10,452,345	10,747,122

Additional Paid-in Capital:

Beginning of period	$-	$499	$-	$962
Issuance of common stock	21	56	(97)	(53)
Purchase and retirement of common stock	(242)	(477)	(379)	(1,136)
Stock based compensation	221	304	476	609

End of period	$-	$382	$-	$382

Retained Earnings:

Beginning of period	$138,687	$137,827	$140,009	$139,378
Cumulative effect of a change in accounting principal	-	-	(21)	-
Reclassification of certain tax effects from accumulated other comprehensive loss	-	-	-	545
Net income for the period	445	4,289	1,053	3,376
Purchase and retirement of common stock	(693)	-	(1,311)	-
Cash dividends	(1,312)	(1,182)	(2,603)	(2,365)

End of period	$137,127	$140,934	$137,127	$140,934

Accumulated Other Comprehensive Loss:

Beginning of period	$(2,280)	$(3,036)	$(2,338)	$(2,570)
Reclassification of certain tax effects from accumulated other comprehensive loss	-	-	-	(545)
Amortization of pension costs, net of tax	57	80	115	159

End of period	$(2,223)	$(2,956)	$(2,223)	$(2,956)

22 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2019
(Dollars in thousands except share and per share data)

16. Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 (as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01) requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. As with previous guidance, there continues to be a differentiation between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Lease assets and liabilities arising from both finance and operating leases will be recognized in the statement of financial position. ASU 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. In addition, ASU 2018-11 provides for an additional (and optional) transition method by which entities may elect to initially apply the transition requirements in Topic 842 at that Topic’s effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption and without retrospective application to any comparative prior periods presented. Also, ASU 2018-20 provides certain narrow-scope improvements to Topic 842 as it relates to lessors. The guidance in ASU 2016-02 will become effective for us as of the beginning of our 2020 fiscal year. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements, which we expect will have a material effect on our statement of financial position (refer to Note 11 for information regarding our leases currently classified as operating leases under ASC Topic 840). We have acquired a lease accounting software package and are currently in the process of entering lease data into the system and testing outputs against the requirements of Topic 842. We currently anticipate that we will adopt the guidance of ASU 2016-02 as of the beginning of our 2020 fiscal year using the optional transition method as provided by ASU 2018-11.

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

23 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2019
(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks.  The current fiscal year ending November 30, 2019 is a 53-week year, with the additional week being included in our first fiscal quarter.  Accordingly, the information presented below includes 27 weeks of operations for the six months ended June 1, 2019 as compared to 26 weeks included in the six months ended May 26, 2018.

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

With 103 BHF stores at June 1, 2019 we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

24 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2019
(Dollars in thousands except share and per share data)

At June 1, 2019, our BHF store network included 70 Company-owned stores and 33 licensee-owned stores. During the second quarter of fiscal 2019, we opened one new store in Sarasota, Florida.

We continue to execute our strategy of growing the Company through opening new stores, repositioning stores to improved locations within a market and closing underperforming stores. The following table shows planned store openings where leases have been executed:

		Size	Planned
Location	Type	Sq. Ft.	Opening
New Stores:
Princeton, NJ	Corporate	13,000	Q4 2019
Thornton, CO	Licensee	23,000	Q1 2020

Repositionings:
Palm Beach, FL	Corporate	15,000	Q1 2020

Following the planned openings shown above, we expect to significantly reduce the pace of the BHF network expansion and focus on maximizing profitable sales volume through our existing stores.

As with any retail operation, prior to opening a new store we incur such expenses as rent, training costs and other payroll related costs. These costs generally range between $200 to $400 per store depending on the overall rent costs for the location and the period between the time when we take physical possession of the store space and the time of the store opening. Generally, rent payments during a buildout period between delivery of possession and opening of a new store are deferred and therefore straight line rent expense recognized during that time does not require cash. Inherent in our retail business model, we also incur losses in the two to three months of operation following a new store opening. Like other furniture retailers, we do not recognize a sale until the furniture is delivered to our customer. Because our retail business model generally does not involve maintaining a stock of retail inventory that would result in quick delivery and because of the custom nature of many of our furniture offerings, delivery to our customers usually occurs about 30 days after an order is placed. We generally require a deposit at the time of order and collect the remaining balance when the furniture is delivered, at which time the sale is recognized. Coupled with the previously discussed store pre-opening costs, total start-up losses can range from $400 to $600 per store. While our retail expansion is initially costly, we believe our site selection and new store presentation will generally result in locations that operate at or above a retail break-even level within a reasonable period of time following store opening. Factors affecting the length of time required to achieve this goal on a store-by-store basis may include the level of brand recognition, the degree of local competition, the depth of penetration in a particular market and the overall health of the local and U.S. economy. Even as new stores ramp up to break-even, we do realize additional wholesale sales volume that leverages the fixed costs in our wholesale business.

We continue to invest in our digital effort to improve our customers’ journey from the time they begin on our website to the final step of delivering the goods to their homes. Today’s customers expect their digital experiences and communications to be personalized, highly-relevant and catered to match their specific needs and preferences. We are in the process of establishing a centralized customer care center that will track each customer’s path from initial engagement through point of sale and ultimately to their post-delivery experience with the furniture using customer relationship management (CRM) software. We believe that the data captured during the customer’s journey will provide valuable insights and result in driving operational best practices in the months and years ahead.

25 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2019
(Dollars in thousands except share and per share data)

Results of Operations – Periods ended June 1, 2019 compared with the periods ended May 26, 2018:

Net sales of furniture and accessories, logistics revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense, other charges and income from operations were as follows for the three and six month periods ended June 1, 2019 and May 26, 2018:

	Quarter Ended				Change		Six Months Ended*				Change
	June 1, 2019		May 26, 2018		Dollars	Percent	June 1, 2019		May 26, 2018		Dollars	Percent

Sales revenue:
Furniture and accessories	$95,824	88.6%	$102,675	87.8%	$(6,851)	-6.7%	$203,181	88.7%	$198,798	87.5%	$4,383	2.2%
Logistics revenue	12,366	11.4%	14,305	12.2%	(1,939)	-13.6%	25,850	11.3%	28,454	12.5%	(2,604)	-9.2%
Total sales revenue	108,190	100.0%	116,980	100.0%	(8,790)	-7.5%	229,031	100.0%	227,252	100.0%	1,779	0.8%
Cost of furniture and accessories sold	42,530	39.3%	45,660	39.0%	(3,130)	-6.9%	91,707	40.0%	88,929	39.1%	2,778	3.1%
SG&A expenses	64,590	59.7%	65,456	56.0%	(866)	-1.3%	133,976	58.5%	129,707	57.1%	4,269	3.3%
New store pre-opening costs	369	0.3%	201	0.2%	168	83.6%	863	0.3%	903	0.4%	(40)	-4.4%
Other charges	-	0.0%	-	0.0%	-	100.0%	835	0.4%	-	0.0%	835	100.0%

Income from operations	$701	0.6%	$5,663	4.8%	$(4,962)	-87.6%	$1,650	0.8%	$7,713	3.4%	$(6,063)	-78.6%

*27 weeks for fiscal 2019 as compared with 26 weeks for fiscal 2018.

Refer to the segment information which follows for a discussion of the significant factors and trends affecting our results of operations for the three and six months ended June 1, 2019 as compared with the prior year periods.

26 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2019
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

27 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2019
(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income from operations in the consolidation of our segment results:

	Quarter Ended June 1, 2019
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$63,131	$62,568	$-	$(29,875)	(1)	$95,824
Logistics	-	-	20,093	(7,727)	(2)	12,366
Total sales revenue	63,131	62,568	20,093	(37,602)		108,190
Cost of furniture and accessories sold	41,491	30,778	-	(29,739)	(3)	42,530
SG&A expense	18,467	34,374	19,841	(8,092)	(4)	64,590
New store pre-opening costs	-	369	-	-		369
Income from operations	$3,173	$(2,953)	$252	$229		$701

	Quarter Ended May 26, 2018
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$63,788	$68,682	$-	$(29,795)	(1)	$102,675
Logistics	-	-	21,229	(6,924)	(2)	14,305
Total sales revenue	63,788	68,682	21,229	(36,719)		116,980
Cost of furniture and accessories sold	42,821	32,929	-	(30,090)	(3)	45,660
SG&A expense	17,928	33,926	20,940	(7,338)	(4)	65,456
New store pre-opening costs	-	201	-	-		201
Income from operations	$3,039	$1,626	$289	$709		$5,663

	Six Months Ended June 1, 2019*
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$135,912	$132,197	$-	$(64,928)	(1)	$203,181
Logistics	-	-	41,844	(15,994)	(2)	25,850
Total sales revenue	135,912	132,197	41,844	(80,922)		229,031
Cost of furniture and accessories sold	90,341	65,729	-	(64,363)	(3)	91,707
SG&A expense	38,216	71,604	40,880	(16,724)	(4)	133,976
New store pre-opening costs	-	863	-	-		863
Income from operations (5)	$7,355	$(5,999)	$964	$165		$2,485

	Six Months Ended May 26, 2018*
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$126,888	$133,343	$-	$(61,433)	(1)	$198,798
Logistics	-	-	42,651	(14,197)	(2)	28,454
Total sales revenue	126,888	133,343	42,651	(75,630)		227,252
Cost of furniture and accessories sold	85,465	64,923	-	(61,459)	(3)	88,929
SG&A expense	35,320	67,404	42,032	(15,049)	(4)	129,707
New store pre-opening costs	-	903	-	-		903
Income from operations	$6,103	$113	$619	$878		$7,713

28 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2019
(Dollars in thousands except share and per share data)

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

(4)

Represents the elimination of rent paid by our retail stores occupying Company-owned real estate, and the elimination of logisitcal services charged by Zenith to Bassett's wholesale segment as follows:

	Quarter Ended		Six Months Ended*
	June 1, 2019	May 26, 2018	June 1, 2019	May 26, 2018

Intercompany logistical services	$(7,727)	$(6,924)	$(15,994)	$(14,197)
Intercompany rents	(365)	(414)	(730)	(852)

Total SG&A expense elimination	$(8,092)	$(7,338)	$(16,724)	$(15,049)

(5)	Excludes the effects of the early retirement program, which is not allocated to our segments.

*27 weeks for fiscal 2019 as compared with 26 weeks for fiscal 2018.

Wholesale Segment

Results for the wholesale segment for the three and six months ended June 1, 2019 and May 26, 2018 are as follows:

	Quarter Ended				Change		Six Months Ended*				Change
	June 1, 2019		May 26, 2018		Dollars	Percent	June 1, 2019		May 26, 2018		Dollars	Percent

Net sales	$63,131	100.0%	$63,788	100.0%	$(657)	-1.0%	$135,912	100.0%	$126,888	100.0%	$9,024	7.1%
Gross profit	21,640	34.3%	20,967	32.9%	673	3.2%	45,571	33.5%	41,423	32.6%	4,148	10.0%
SG&A expenses	18,467	29.3%	17,928	28.1%	539	3.0%	38,216	28.1%	35,320	27.8%	2,896	8.2%

Income from operations	$3,173	5.0%	$3,039	4.8%	$134	4.4%	$7,355	5.4%	$6,103	4.8%	$1,252	20.5%

*27 weeks for fiscal 2019 as compared with 26 weeks for fiscal 2018.

Quarterly Analysis of Results - Wholesale

The 1.0% decrease in the net sales for the second quarter of 2019 as compared to the second quarter of 2018 was primarily driven by a 6.6% decrease in furniture shipments to the open market (outside the Bassett Home Furnishings network), partially offset by a $298 increase in Lane Venture shipments. Shipments to the Bassett Home Furnishings network were essentially flat as compared to the prior year quarter. Gross margin for the wholesale segment was 34.3% for the second quarter of 2019 as compared to 32.9% for the prior year quarter. This increase was primarily driven by higher margins in the domestic custom upholstery operations as price increases implemented during the third quarter of 2018 offset the increased raw material costs experienced late in 2017 and early 2018. Wholesale SG&A for the second quarter of 2019 increased to 29.3% as compared to 28.1% for the second quarter of 2018. This increase was primarily driven by higher over-the-road freight costs along with higher marketing and other brand development costs, partially offset by lower incentive compensation costs.

29 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2019
(Dollars in thousands except share and per share data)

Year-to-date Analysis of Results - Wholesale

On an average weekly basis (normalizing for 27 weeks compared to 26 weeks), net sales increased $3,990 or 3.1%. This increase was primarily driven by a $2,304 increase in Lane Venture shipments over the prior year period when we were then in the process of integrating the newly acquired operations into the Company, along with a 2.0% increase in shipments to the BHF network partially offset by a 0.6% decrease in furniture shipments to the open market (outside the BHF network). Gross margin for the wholesale segment was 33.5% for the first half of 2019 as compared to 32.6% for the prior year period. This increase was primarily driven by higher margins in domestic custom upholstery operations as price increases implemented during the third quarter of 2018 offset the increased raw material costs experienced late in 2017 and early 2018. This margin improvement was partially offset by lower margins in the imported casegoods operation due to a $390 inventory valuation charge associated with our exit from the juvenile line of business. In addition, both the upholstery and wood operations were negatively impacted by higher labor costs due to higher employee health care expenses from unfavorable claim experience, primarily in the first quarter of 2019. The increase in SG&A as a percentage of sales was primarily driven by higher marketing and other brand development costs and higher employee health care expenses from unfavorable claim experience, primarily in the first quarter of 2019, partially offset by lower incentive compensation.

Wholesale shipments by type:	Quarter Ended				Change		Six Months Ended*				Change
	June 1, 2019		May 26, 2018		Dollars	Percent	June 1, 2019		May 26, 2018		Dollars	Percent

Bassett Custom Upholstery	$36,853	58.4%	$36,506	57.2%	$347	1.0%	$78,391	57.7%	$70,074	55.2%	$8,317	11.9%
Bassett Leather	4,463	7.1%	5,082	8.0%	(619)	-12.2%	10,234	7.5%	$11,606	9.1%	(1,372)	-11.8%
Bassett Custom Wood	10,526	16.7%	11,184	17.5%	(658)	-5.9%	22,201	16.3%	22,171	17.5%	30	0.1%
Bassett Casegoods	9,979	15.8%	9,948	15.6%	31	0.3%	22,619	16.6%	20,745	16.3%	1,874	9.0%
Accessories	1,310	2.1%	1,068	1.7%	242	22.7%	2,467	1.8%	2,292	1.8%	175	7.6%
Total	$63,131	100.0%	$63,788	100.0%	$(657)	-1.0%	$135,912	100.0%	$126,888	100.0%	$9,024	7.1%

*27 weeks for fiscal 2019 as compared with 26 weeks for fiscal 2018.

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $14,373 at June 1, 2019 as compared with $15,525 at May 26, 2018.

30 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2019
(Dollars in thousands except share and per share data)

Retail – Company-owned Stores Segment

Results for the retail segment for the three and six months ended June 1, 2019 and May 26, 2018 are as follows:

	Quarter Ended				Change		Six Months Ended*				Change
	June 1, 2019		May 26, 2018		Dollars	Percent	June 1, 2019		May 26, 2018		Dollars	Percent

Net sales	$62,568	100.0%	$68,682	100.0%	$(6,114)	-8.9%	$132,197	100.0%	$133,343	100.0%	$(1,146)	-0.9%
Gross profit	31,790	50.8%	35,753	52.1%	(3,963)	-11.1%	66,468	50.3%	68,420	51.3%	(1,952)	-2.9%
SG&A expenses	34,374	54.9%	33,926	49.4%	448	1.3%	71,604	54.2%	67,404	50.5%	4,200	6.2%
New store pre-opening costs	369	0.6%	201	0.3%	168	83.6%	863	0.7%	903	0.7%	(40)	-4.4%
Income (loss) from operations	$(2,953)	-4.7%	$1,626	2.4%	$(4,579)	N/M	$(5,999)	-4.5%	$113	0.1%	$(6,112)	N/M

Results for comparable stores† (59 and 57 stores for the three and six month periods, respectively) are as follows:

	Quarter Ended				Change		Six Months Ended*				Change
	June 1, 2019		May 26, 2018		Dollars	Percent	June 1, 2019		May 26, 2018		Dollars	Percent

Net sales	$56,325	100.0%	$66,136	100.0%	$(9,811)	-14.8%	$118,279	100.0%	$127,884	100.0%	$(9,605)	-7.5%
Gross profit	28,610	50.8%	34,449	52.1%	(5,839)	-16.9%	59,531	50.3%	65,707	51.4%	(6,176)	-9.4%
SG&A expenses	30,285	53.8%	32,030	48.4%	(1,745)	-5.4%	62,128	52.5%	62,822	49.1%	(694)	-1.1%
Income (loss) from operations	$(1,675)	-3.0%	$2,419	3.7%	$(4,094)	N/M	$(2,597)	-2.2%	$2,885	2.3%	$(5,482)	N/M

† “Comparable” stores include only those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended				Change		Six Months Ended*				Change
	June 1, 2019		May 26, 2018		Dollars	Percent	June 1, 2019		May 26, 2018		Dollars	Percent

Net sales	$6,243	100.0%	$2,546	100.0%	$3,697	145.2%	$13,918	100.0%	$5,459	100.0%	$8,459	155.0%
Gross profit	3,180	50.9%	1,304	51.2%	1,876	143.9%	6,937	49.8%	2,713	49.7%	4,224	155.7%
SG&A expenses	4,089	65.5%	1,896	74.5%	2,193	115.7%	9,476	68.1%	4,582	83.9%	4,894	106.8%
New store pre-opening costs	369	5.9%	201	7.9%	168	83.6%	863	6.2%	903	16.5%	(40)	-4.4%
Loss from operations	$(1,278)	-20.5%	$(793)	-31.1%	$(485)	61.2%	$(3,402)	-24.4%	$(2,772)	-50.8%	$(630)	22.7%

*27 weeks for fiscal 2019 as compared with 26 weeks for fiscal 2018.

Quarterly Analysis of Results - Retail

The decrease in net sales for the 70 Company-owned BHF stores was driven by a 14.8% decline in sales for the 59 comparable stores, partially offset by a $3,697 increase in non-comparable store sales as we have opened 11 stores over the last 18 months.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores decreased by 7.4% for the second quarter of 2019 as compared to the second quarter of 2018.

31 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2019
(Dollars in thousands except share and per share data)

The decrease in comparable store gross margins was primarily due to increased wholesale costs as a result of tariffs on Chinese products instituted in late 2018 along with higher costs of freight, both of which were passed on in a wholesale price increase in January 2019. Although most of our goods are domestically made, and most of our other goods are imported from countries outside of China, the most significant impact from the tariffs has been in the cost of the fabric that we use in our upholstered furniture manufactured in the United States. We implemented a price increase late in the quarter to mitigate these cost increases.

The increase in SG&A expenses for comparable stores as a percentage of sales to 53.8% was primarily due to a de-leveraging of fixed costs from lower sales volumes, inefficiencies in the warehouse and home delivery operation and higher financing costs as more of our retail customers chose to finance their purchases through our third-party credit provider. These increases were partially offset by various fixed cost decreases that resulted from changes to our cost structure.

The $485 increase in the operating loss from non-comparable stores for the second quarter of 2019 includes new store pre-opening costs of $369 compared to $201 for the prior year period. We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $400 to $600 per store. During the second quarter of 2019 we incurred $299 of post-opening losses associated with the three new stores opened during the first and second quarters of 2019 compared to $411 of post-opening losses associated with other locations during the second quarter of 2018.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Year-to-date Analysis of Results - Retail

The decrease in net sales for the 70 Company-owned BHF stores was driven by a 7.5% decrease for the 57 comparable stores from the first half of fiscal 2018, partially offset by a $8,459 increase in non-comparable store sales as we have opened 13 stores over the last 21 months. On an average weekly basis (normalizing for the extra week in the first half of 2019), comparable store sales decreased 10.9%.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores decreased by 6.1% for the first half of 2019 as compared to the first half of 2018. On an average weekly basis, comparable store written sales decreased 9.6%.

The decrease in comparable store gross margins was primarily due to increased wholesale costs as a result of tariffs on Chinese products instituted in late 2018 along with higher costs of freight, both of which were passed on in a wholesale price increase in January 2019. Although most of our goods are domestically made, and most of our other goods are imported from countries outside of China, the tariffs have had a significant impact on the cost of a portion of the fabric that we use in our upholstered furniture manufactured in the United States. We implemented a price increase late in the quarter to mitigate these cost increases. Gross margins were also impacted by increased clearance activity primarily in the first quarter of 2019 due to the launch of the new custom upholstery program and the selloff of existing floor samples and other clearance product as a result of the repositioning of two stores in the Houston market late in 2018.

The increase in SG&A expenses for comparable stores as a percentage of sales to 52.5% was primarily due to a de-leveraging of fixed costs from lower sales volumes, inefficiencies in the warehouse and home delivery operation, higher employee health care expenses from unfavorable claim experience primarily in the first quarter of 2019 and higher financing costs as more of our retail customers chose to finance their purchases through our third-party credit provider. These increases were partially offset by various fixed cost decreases that resulted from changes to our cost structure.

32 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2019
(Dollars in thousands except share and per share data)

The $630 increase in the operating loss from non-comparable stores for the first half of 2019 includes new store pre-opening costs of $863 compared to $903 for the prior year period. We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $400 to $600 per store. During the first half of 2019 we incurred $1,128 of post-opening losses associated with the five new stores opened during the first half of 2019 compared to $1,151 of post-opening losses associated with other locations during the first half of 2018.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $30,910, or an average of $442 per open store, at June 1, 2019 as compared with a retail backlog of $28,697, or an average of $448 per open store, at May 26, 2018.

Logistical Services Segment

Results for our logistical services segment for the three and six months ended June 1, 2019 and May 26, 2018 are as follows:

	Quarter Ended				Change		Six Months Ended*				Change
	June 1, 2019		May 26, 2018		Dollars	Percent	June 1, 2019		May 26, 2018		Dollars	Percent

Logistical services revenue	$20,093	100.0%	$21,229	100.0%	$(1,136)	-5.4%	$41,844	100.0%	$42,651	100.0%	$(807)	-1.9%
Operating expenses	19,841	98.7%	20,940	98.6%	(1,099)	-5.2%	40,880	97.7%	42,032	98.5%	(1,152)	-2.7%

Income from operations	$252	1.3%	$289	1.4%	$(37)	-12.8%	$964	2.3%	$619	1.5%	$345	55.7%

*27 weeks for fiscal 2019 as compared with 26 weeks for fiscal 2018.

Quarterly Analysis of Operations – Logistical Services

The decrease in revenues was primarily due to the previously announced discontinuation of home delivery services to third-party customers. The slight increase in Zenith’s operating expenses as a percent of sales was primarily due to reduced efficiencies in the middle mile operation due to lower freight volumes, partially offset by reduced expenses in the home delivery operation.

Year-to-date Analysis of Operations – Logistical Services

On an average weekly basis (normalizing for the extra week in the first half of fiscal 2019), revenues for Zenith decreased $2,357 or 5.5%. This decrease was primarily due to the previously announced discontinuation of home delivery services to third-party customers. The decrease in Zenith’s operating expenses as a percent of sales was primarily due to reduced expenses in the home delivery operation.

OtherItems Affecting NetIncome

Early Retirement Program

During the first quarter of fiscal 2019, we offered an early retirement package to certain eligible employees of the Company. Twenty-three employees accepted the offer, which expired on February 28, 2019. These employees are to receive pay equal to one-half their current salary plus benefits over a period of one year from the final day of each individual’s active employment. Accordingly, we recognized a charge of $733 during the six months ended June 1, 2019. The unpaid obligation of $835 at June 1, 2019 will substantially be paid out within one year.

33 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2019
(Dollars in thousands except share and per share data)

Other Loss, Net

Other loss, net, for the three months ended June 1, 2019 was $145 as compared to $233 for the three months ended May 26, 2018. The decreased net loss is primarily attributable to lower net costs associated with Company-owned life insurance and increased interest income due to rising yields on our short-term investments compared to the prior year period.

Other loss, net, for the six months ended June 1, 2019 was $268 as compared to $860 for the six months ended May 26, 2018. The decreased net loss is primarily attributable to larger total death benefits received in fiscal 2019 from life insurance policies covering former executives, increased interest income due to rising yields on our short-term investments compared to the prior year period and lower interest expense due to overall lower levels of debt.

Income Taxes and Impact of Tax Cuts and Jobs Act

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

On December 22, 2017, The Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced the federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018 for all corporate taxpayers.  Our effective tax rate for the three and six months ended June 1, 2019 differs from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including the recognition of non-taxable proceeds from Company-owned life insurance.

Because the Act specified the new 21% tax rate beginning on January 1, 2018, we were only subject to the reduced rate for 11 months of 2018.  Therefore, we computed our income tax expense for fiscal 2018 using a blended federal statutory rate of 22.2%.  Our effective tax rates for the three and six months ended May 26, 2018 of 21.3% and 51.4%, respectively, differ from the blended statutory rate primarily due to a discrete charge (benefit) of ($155) and $2,032, respectively, arising from the re-measurement of our deferred tax assets at the lower statutory rate.  Other items impacting our effective tax rate for the three and six months ended May 26, 2018 included the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation of $16 and $197, respectively, non-taxable life insurance proceeds of $266 during the second quarter of 2018, and the Section 199: Domestic Production Activities Deduction, which was eliminated by the Act for our fiscal 2019 tax return.

Liquidity and Capital Resources

Cash Flows

Although we generated $6,792 in operating cash flow for the second quarter of 2019, cash used in operations for the first half of 2019 was $8,942 compared to $279 provided by operations for the first half of 2018, representing an increase in cash used of $9,221. This increase use of cash is primarily due to increased investment in inventory due to opening new stores, other changes in working capital due in part to the timing impact of the additional week in the current fiscal year and lower comparable store sales on an average weekly basis resulting in reduced cash flows.

Our overall cash position decreased by $21,887 during the first half of 2019. In addition to the cash used in operations, we used $7,959 of cash in investing activities, primarily consisting of capital expenditures associated with retail store expansion and relocations. Net cash used in financing activities was $4,986, including dividend payments of $2,603 and stock repurchases of $2,347 under our existing share repurchase plan, of which $15,637 remains authorized at June 1, 2019. With cash and cash equivalents and short-term investments totaling $34,224 on hand at June 1, 2019, expected future operating cash flows, expected reduced capital expenditures from fewer store openings and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Our credit facility with our bank provides for a line of credit of up to $25,000. This credit facility is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. The credit facility will mature in December 2021. At June 1, 2019, we had $2,798 outstanding under standby letters of credit against our line, leaving availability under our credit line of $22,202. In addition, we have outstanding standby letters of credit with another bank totaling $325.

34 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2019
(Dollars in thousands except share and per share data)

At June 1, 2019 we had outstanding principal totaling $72 under real estate notes payable. These obligations have been paid in full subsequent to June 1, 2019.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services and retail segments. We had obligations of $187,696 at June 1, 2019 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,886 at June 1, 2019. See Note 11 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $19,691 at June 1, 2019. All other retail real estate that we own, consisting of locations formerly leased to our licensees and now leased to others, is included in other assets in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our wholesale segment, was $1,603 at June 1, 2019.

The following table summarizes our total investment in retail real estate owned at June 1, 2019:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net (1)	9	223,570	$19,691

Investment real estate leased to others, included in other assets	2	41,021	1,603

Total Company investment in retail real estate	11	264,591	$21,294

(1) Includes two properties encumbered under mortgages totalling $72 at June 1, 2019.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended November 24, 2018.

35 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2019
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

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 11 to our condensed consolidated financial statements for further information regarding certain contingencies as of June 1, 2019.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $1,603 at June 1, 2019 for stores formerly operated by licensees as well as our holdings of $19,691 at June 1, 2019 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,886 which we have guaranteed on behalf of licensees as of June 1, 2019, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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
JUNE 1, 2019
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

37 of 40

PART II - OTHER INFORMATION
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
JUNE 1, 2019
(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity for the three months ended June 1, 2019 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

March 3 - April 6, 2019	-	$-	-	$16,973
April 7 - May 4, 2019	16,930	$17.37	16,930	$16,678
May 5 - June 1, 2019	63,094	$16.51	63,094	$15,637

(1)

 The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 3, 2018, the Board of Directors increased the remaining limit of the repurchase plan to $20,000. At June 1, 2019, $15,637 remains available for stock repurchases under the plan.

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

JUNE 1, 2019

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
July 2, 2019

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer July 2, 2019

40 of 40