Form 10-Q
period 2019-08-31
BASSETT FURNITURE INDUSTRIES INC
filed 2019-10-03
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

At September 26, 2019, 10,110,196 shares of common stock of the Registrant were outstanding.

1 of 40

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM	PAGE

PART I - FINANCIAL INFORMATION

1.    Condensed Consolidated Financial Statements as of  August 31, 2019 (unaudited) and November 24, 2018 and for the three and nine months ended August 31, 2019 (unaudited) and August 25, 2018 (unaudited)

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

2 of 40

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE PERIODS ENDED AUGUST 31, 2019 AND AUGUST 25, 2018 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Nine Months Ended

	August 31, 2019	August 25, 2018	August 31, 2019	August 25, 2018
Sales revenue:
Furniture and accessories	$98,369	$99,807	$301,550	$298,605
Logistics	11,050	13,149	36,900	41,603
Total sales revenue	109,419	112,956	338,450	340,208

Cost of furniture and accessories sold	42,246	44,821	133,953	133,750

Selling, general and administrative expenses excluding new store pre-opening costs	63,519	63,279	197,495	192,986
New store pre-opening costs	254	532	1,117	1,435
Early retirement program	-	-	835	-
Income from operations	3,400	4,324	5,050	12,037

Other loss, net	(298)	(492)	(566)	(1,352)
Income before income taxes	3,102	3,832	4,484	10,685

Income tax expense	945	887	1,274	4,364
Net income	$2,157	$2,945	$3,210	$6,321

Basic earnings per share	$0.21	$0.28	$0.31	$0.59

Diluted earnings per share	$0.21	$0.28	$0.31	$0.59

Dividends per share	$0.125	$0.125	$0.375	$0.345

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED AUGUST 31, 2019 AND AUGUST 25, 2018 – UNAUDITED

(In thousands)

	Quarter Ended		Nine Months Ended

	August 31, 2019	August 25, 2018	August 31, 2019	August 25, 2018

Net income	$2,157	$2,945	$3,210	$6,321
Other comprehensive income:
Amortization associated with
Long Term Cash Awards (LTCA)	31	31	93	93
Income taxes related to LTCA	(8)	(8)	(24)	(24)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	47	76	139	228
Income taxes related to SERP	(12)	(19)	(36)	(57)

Other comprehensive income, net of tax	58	80	172	240

Total comprehensive income	$2,215	$3,025	$3,382	$6,561

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2019AND NOVEMBER 24, 2018

(In thousands)

	(Unaudited)
	August 31, 2019	November 24, 2018
Assets
Current assets
Cash and cash equivalents	$14,638	$33,468
Short-term investments	17,643	22,643
Accounts receivable, net	20,640	19,055
Inventories	65,465	64,192
Other current assets	13,417	9,189
Total current assets	131,803	148,547

Property and equipment, net	104,908	104,863

Deferred income taxes	3,251	3,266
Goodwill and other intangible assets	28,196	28,480
Other	7,258	6,485
Total long-term assets	38,705	38,231
Total assets	$275,416	$291,641

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,363	$27,407
Accrued compensation and benefits	11,046	12,994
Customer deposits	22,484	27,157
Other current liabilites and accrued expenses	11,821	14,261
Total current liabilities	65,714	81,819

Long-term liabilities
Post employment benefit obligations	12,716	13,173
Other long-term liabilities	13,040	6,340
Total long-term liabilities	25,756	19,513

Stockholders’ equity
Common stock	50,578	52,638
Retained earnings	135,533	140,009
Accumulated other comprehensive loss	(2,165)	(2,338)
Total stockholders' equity	183,946	190,309
Total liabilities and stockholders’ equity	$275,416	$291,641

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 31, 2019 AND AUGUST 25, 2018 – UNAUDITED

(In thousands)

	Nine Months Ended
	August 31, 2019	August 25, 2018
Operating activities:
Net income	$3,210	$6,321
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,092	9,920
Gain on sale of property and equipment	(98)	(130)
Deferred income taxes	22	2,620
Other, net	161	1,084
Changes in operating assets and liabilities:
Accounts receivable	(1,760)	1,183
Inventories	(2,105)	(5,349)
Other current assets	(1,986)	(496)
Customer deposits	(4,673)	(5,939)
Accounts payable and other liabilities	(4,922)	2,416
Net cash provided by (used in) operating activities	(2,059)	11,630

Investing activities:
Purchases of property and equipment	(10,651)	(12,632)
Proceeds from sales of property and equipment	119	2,488
Cash paid for business acquisition	-	(15,556)
Proceeds from maturities of investments	5,000	482
Other	(506)	(672)
Net cash used in investing activities	(6,038)	(25,890)

Financing activities:
Cash dividends	(3,867)	(7,462)
Proceeds from the exercise of stock options	25	27
Other issuance of common stock	246	264
Repurchases of common stock	(6,845)	(2,848)
Taxes paid related to net share settlement of equity awards	-	(674)
Repayments of notes payable	(292)	(3,233)
Net cash used in financing activities	(10,733)	(13,926)
Change in cash and cash equivalents	(18,830)	(28,186)
Cash and cash equivalents - beginning of period	33,468	53,949
Cash and cash equivalents - end of period	$14,638	$25,763

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 31, 2019

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

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The current fiscal year ending November 30, 2019 is a 53-week year, with the additional week being included in our first fiscal quarter. Accordingly, the information presented below includes 40 weeks of operations for the nine months ended August 31, 2019 as compared with 39 weeks included in the nine months ended August 25, 2018.

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

Recently Adopted Accounting Pronouncements

Effective as of the beginning of fiscal 2019, we have adopted Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. Among the types of cash flows addressed are payments for costs related to debt prepayments or extinguishments, payments representing accreted interest on discounted debt, payments of contingent consideration after a business combination, proceeds from insurance claims and company-owned life insurance, and distributions from equity method investees, among others. The amendments in ASU 2016-15 are to be adopted retrospectively with comparative amounts in prior period cash flow statements reclassified to conform to the current period presentation. Accordingly, for the nine months ended August 25, 2018 we have reclassified investments in Company-owned life insurance (net of death benefits received) of $672 from cash flows from operating activities to cash flows from investing activities, and we have reclassified $78 representing the portion of a debt payment attributable to discount accretion from cash flows from financing activities to cash flows from operating activities.

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

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and nine months ended August 31, 2019 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 24, 2018.

Income Taxes and Impact of the Tax Cuts and Jobs Act

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

On December 22, 2017, The Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced the federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018 for all corporate taxpayers.  Our effective tax rates of 30.5% and 28.4% for the three and nine months ended August 31, 2019, respectively, differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

Because the Act specified the new 21% tax rate beginning on January 1, 2018, we were only subject to the reduced rate for 11 months of fiscal 2018.  Therefore, we computed our income tax expense for fiscal 2018 using a blended federal statutory rate of 22.2%.  Our effective tax rates for the three and nine months ended August 25, 2018 were 23.1% and 40.8%, respectively. The effective tax rate for the nine months ended August 25, 2018 differs from the blended statutory rate primarily due to a discrete charge of $2,032 arising from the re-measurement of our deferred tax assets at the lower statutory rate.  Other items impacting our effective tax rate for the three and nine months ended August 25, 2018 included the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation of $26 and $223, respectively, non-taxable life insurance proceeds of $266 during the nine months ended August 25, 2018, and the Section 199: Domestic Production Activities Deduction, which was eliminated by the Act for our fiscal 2019 tax return.

8 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 31, 2019

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

The pro forma results of operations for the acquisition of Lane Venture have not been presented because they are not material to our consolidated results of operations for the nine months ended August 25, 2018.

9 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 31, 2019

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

Investments

Our short-term investments of $17,643 at August 31, 2019 and $22,643 at November 24, 2018 consisted of certificates of deposit (CDs). At August 31, 2019, the CDs had original terms averaging nine months, bearing interest at rates ranging from 0.85% to 2.70%. At August 31, 2019, the weighted average remaining time to maturity of the CDs was approximately four months and the weighted average yield of the CDs was approximately 2.31%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at August 31, 2019 and November 24, 2018 approximates their fair value. During the three and nine months ended August 31, 2019 and August 25, 2018, CDs totaling $5,000 and $482, respectively, matured and the proceeds were not reinvested. These maturities are included in cash flows from investing activities in our condensed consolidated statements of cash flows.

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

10 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

5. Accounts Receivable

Accounts receivable consists of the following:

	August 31, 2019	November 24, 2018
Gross accounts receivable	$21,429	$19,809
Allowance for doubtful accounts	(789)	(754)
Accounts receivable, net	$20,640	$19,055

Activity in the allowance for doubtful accounts for the nine months ended August 31, 2019 was as follows:

Balance at November 24, 2018	$754
Additions to allowance, net	35
Balance at August 31, 2019	$789

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

Inventories were comprised of the following:

	August 31, 2019	November 24, 2018
Wholesale finished goods	$25,756	$30,750
Work in process	458	432
Raw materials and supplies	17,504	15,503
Retail merchandise	32,848	27,599
Total inventories on first-in, first-out method	76,566	74,284
LIFO adjustment	(8,545)	(8,326)
Reserve for excess and obsolete inventory	(2,556)	(1,766)
	$65,465	$64,192

11 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 31, 2019

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 24, 2018	$1,500	$266	$1,766
Additions charged to expense	1,481	272	1,753
Write-offs	(741)	(222)	(963)
Balance at August 31, 2019	$2,240	$316	$2,556

Additions charged to expense for our wholesale segment during the nine months ended August 31, 2019 includes a $390 inventory valuation charge arising from our decision to exit the juvenile furniture line of business.

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

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	August 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(1,023)	$2,527
Technology - customized applications	834	(546)	288
Total intangible assets subject to amortization	4,384	(1,569)	2,815

Intangibles not subject to amortization:
Trade names	9,338	-	9,338
Goodwill	16,043	-	16,043

Total goodwill and other intangible assets	$29,765	$(1,569)	$28,196

	November 24, 2018
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(829)	$2,721
Technology - customized applications	834	(456)	378

Total intangible assets subject to amortization	4,384	(1,285)	3,099

Intangibles not subject to amortization:
Trade names	9,338	-	9,338
Goodwill	16,043	-	16,043

Total goodwill and other intangible assets	$29,765	$(1,285)	$28,480

There were no accumulated impairment losses on goodwill as of August 31, 2019 or November 24, 2018.

The carrying amounts of goodwill by reportable segment at both August 31, 2019 and November 24, 2018 were as follows:

Wholesale	$9,188
Retail	1,926
Logistical services	4,929

Total goodwill	$16,043

13 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

Amortization expense associated with intangible assets during the three and nine months ended August 31, 2019 and August 25, 2018 was as follows:

	Quarter Ended		Nine Months Ended
	August 31, 2019	August 25, 2018	August 31, 2019	August 25, 2018

Intangible asset amortization expense	$95	$95	$285	$280

Estimated future amortization expense for intangible assets that exist at August 31, 2019 is as follows:

Remainder of fiscal 2019	$95
Fiscal 2020	379
Fiscal 2021	379
Fiscal 2022	279
Fiscal 2023	259
Fiscal 2024	259
Thereafter	1,165

Total	$2,815

8. Notes Payable and Bank Credit Facility

Real Estate Notes Payable

Certain of our retail real estate properties were financed through commercial mortgages with outstanding principal totaling $292 at November 24, 2018, which was included in other current liabilities and accrued expenses in the accompanying condensed consolidated balance sheet. These obligations were paid in full during the third quarter of fiscal 2019.

Fair Value

We believe that the carrying amount of our notes payable approximated fair value at November 24, 2018. In estimating the fair value, we utilize current market interest rates for similar instruments. The inputs into these fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 4.

Bank Credit Facility

Our credit facility with our bank provides for a line of credit of up to $25,000. This credit facility is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. The credit facility will mature in December 2021.

At August 31, 2019, we had $2,798 outstanding under standby letters of credit against our line, leaving availability under our credit line of $22,202. In addition, we have outstanding standby letters of credit with another bank totaling $325.

14 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

9. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $10,065 and $10,574 as of August 31, 2019 and November 24, 2018, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to certain management employees in the amount of $400 each. The liability for the LTC Awards was $1,147 and $1,078 as of August 31, 2019 and November 24, 2018, respectively.

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	August 31, 2019	November 24, 2018
Accrued compensation and benefits	$798	$798
Post employment benefit obligations	10,414	10,854

Total pension liability	$11,212	$11,652

Components of net periodic pension costs for our defined benefit plans for the three and nine months ended August 31, 2019 and August 25, 2018 are as follows:

	Quarter Ended		Nine Months Ended
	August 31, 2019	August 25, 2018	August 31, 2019	August 25, 2018
Service cost	$47	$49	$141	$147
Interest cost	110	105	331	315
Amortization of prior service costs	31	31	94	93
Amortization of transition obligation	-	11	-	33
Amortization of loss	46	65	138	195

Net periodic pension cost	$234	$261	$704	$783

The components of net periodic pension cost other than the service cost component are included in other loss, net in our condensed consolidated statements of income.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,782 and $1,837 as of August 31, 2019 and November 24, 2018, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $786 and $611 as of August 31, 2019 and November 24, 2018, respectively.

15 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	August 31, 2019	November 24, 2018
Accrued compensation and benefits	$266	$266
Post employment benefit obligations	2,302	2,053

Total deferred compensation liability	$2,568	$2,319

We recognized expense under our deferred compensation arrangements during the three and nine months ended August 31, 2019 and August 25, 2018 as follows:

	Quarter Ended		Nine Months Ended
	August 31, 2019	August 25, 2018	August 31, 2019	August 25, 2018
Deferred compensation expense	$84	$161	$267	$320

10. Other Operating Gains and Losses

Fiscal 2019

Early Retirement Program

During the first quarter of fiscal 2019, we offered a voluntary early retirement package to certain eligible employees of the Company. Twenty-three employees accepted the offer, which expired on February 28, 2019. These employees are to receive pay equal to one-half their current salary plus benefits over a period of one year from the final day of each individual’s active employment. Accordingly, we recognized a charge of $835 during the nine months ended August 31, 2019. The unpaid obligation of $564 is included in other current liabilities and accrued expenses in our condensed consolidated balance sheet as of August 31, 2019.

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

AUGUST 31, 2019

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

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our retail and logistical services segments. We also lease tractors and trailers used in our logistical services segment, and local delivery trucks used in our retail segment. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15 years. Some store leases contain contingent rental provisions based upon sales volume. Our transportation equipment leases have terms ranging from two to seven years with fixed monthly rental payments plus variable charges based upon mileage. The following schedule shows future minimum lease payments under non-cancellable operating leases with terms in excess of one year as of August 31, 2019:

	Retail Stores	Warehousing & Distribution Centers	Transportation Equipment	All Other	Total

Remainder of fiscal 2019	$6,243	$1,413	$1,271	$465	$9,392
Fiscal 2020	24,305	5,378	4,878	1,741	36,302
Fiscal 2021	21,734	4,748	3,700	1,048	31,230
Fiscal 2022	19,242	4,551	2,557	525	26,875
Fiscal 2023	17,419	3,100	1,251	11	21,781
Fiscal 2024	13,445	1,299	989	5	15,738
Thereafter	41,008	676	340	-	42,024
Total future minimum lease payments	$143,396	$21,165	$14,986	$3,795	$183,342

Improvement allowances received from lessors at the inception of a lease are deferred and amortized over the term of the lease. The unamortized balance of such amounts was $8,016 and $6,716 at August 31, 2019 and November 24, 2018, respectively, with the non-current portion of $6,793 and $5,715, respectively, included in other long term liabilities in our condensed consolidated balance sheets and the remaining current portion included in other current liabilities and accrued expenses. At August 31, 2019 and November 24, 2018 prepaid rent of $3,079 and $245, respectively, was included in other current assets in our condensed consolidated balance sheets.

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,818 and $2,021 at August 31, 2019 and November 24, 2018, respectively.

17 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at August 31, 2019 and November 24, 2018 was not material.

12. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended August 31, 2019:

Basic earnings per share	$2,157	10,212,259	$0.21
Add effect of dilutive securities:
Options and restricted shares	-	28,276	-
Diluted earnings per share	$2,157	10,240,535	$0.21

For the quarter ended August 25, 2018:

Basic earnings per share	$2,945	10,666,529	$0.28
Add effect of dilutive securities:
Options and restricted shares	-	33,188	-
Diluted earnings per share	$2,945	10,699,717	$0.28

For the nine months ended August 31, 2019:

Basic earnings per share	$3,210	10,368,891	$0.31
Add effect of dilutive securities:
Options and restricted shares	-	26,914	-
Diluted earnings per share	$3,210	10,395,805	$0.31

For the nine months ended August 25, 2018:

Basic earnings per share	$6,321	10,684,720	$0.59
Add effect of dilutive securities:
Options and restricted shares	-	46,632	-
Diluted earnings per share	$6,321	10,731,352	$0.59

18 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

For the three and nine months ended August 31, 2019 and August 25, 2018, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Nine Months Ended
	August 31, 2019	August 25, 2018	August 31, 2019	August 25, 2018

Unvested shares	45,653	-	45,653	5,292

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

●

Logistical services. Our logistical services segment reflects the operations of Zenith. In addition to providing shipping and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statements of income. Zenith’s total operating costs, including those associated with providing logistical services to the Company as well as to third-party customers, are included in selling, general and administrative expenses and were $18,289 and $59,298 for the three and nine months ended August 31, 2019, and $19,979 and $62,011 for the three and nine months ended August 25, 2018, respectively.

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

AUGUST 31, 2019

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

The following table presents our segment information:

	Quarter Ended		Nine Months Ended
	August 31, 2019	August 25, 2018	August 31, 2019	August 25, 2018
Sales Revenue
Wholesale	$62,690	$63,847	$198,602	$190,735
Retail - Company-owned stores	66,539	65,430	198,736	198,773
Logistical services	18,899	20,119	60,743	62,770
Inter-company eliminations:
Furniture and accessories	(30,860)	(29,470)	(95,789)	(90,903)
Logistical services	(7,849)	(6,970)	(23,842)	(21,167)
Consolidated	$109,419	$112,956	$338,450	$340,208

Income from Operations
Wholesale	$3,044	$3,298	$10,399	$9,401
Retail - Company-owned stores	(431)	858	(6,430)	971
Logistical services	610	139	1,574	758
Inter-company elimination	177	29	342	907
Early retirement program	-	-	(835)	-
Consolidated	$3,400	$4,324	$5,050	$12,037

Depreciation and Amortization
Wholesale	$752	$793	$2,397	$2,253
Retail - Company-owned stores	1,612	1,333	4,661	4,602
Logistical services	993	1,106	3,034	3,065
Consolidated	$3,357	$3,232	$10,092	$9,920

Capital Expenditures
Wholesale	$670	$1,154	$2,810	$3,484
Retail - Company-owned stores	1,482	3,519	6,872	8,002
Logistical services	186	297	969	1,146
Consolidated	$2,338	$4,970	$10,651	$12,632

	As of	As of
Identifiable Assets	August 31, 2019	November 24, 2018
Wholesale	$129,639	$144,209
Retail - Company-owned stores	105,124	96,241
Logistical services	40,653	51,191
Consolidated	$275,416	$291,641

Wholesale shipments by type

	Quarter Ended				Nine Months Ended
	August 31, 2019		August 25, 2018		August 31, 2019		August 25, 2018

Bassett Custom Upholstery	$36,809	58.7%	$35,186	55.1%	$115,200	58.0%	$105,259	55.2%
Bassett Leather	4,480	7.1%	4,748	7.4%	14,714	7.4%	16,356	8.6%
Bassett Custom Wood	11,757	18.8%	11,273	17.7%	33,958	17.1%	33,443	17.5%
Bassett Casegoods	9,644	15.4%	11,710	18.3%	32,263	16.2%	32,455	17.0%
Accessories (1)	-	0.0%	930	1.5%	2,467	1.2%	3,222	1.7%
Total	$62,690	100.0%	$63,847	100.0%	$198,602	100.0%	$190,735	100.0%

(1)

Beginning with the third quarter of fiscal 2019, our wholesale segment no longer purchases accessory items for resale to our retail segment or to third party customers such as licensees or independent furniture retailers. Our retail segment and third party customers now source their accessory items directly from the accessory vendors.

20 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 31, 2019

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

At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. We typically collect a significant portion of the purchase price as a customer deposit upon order, with the balance typically collected upon delivery. These deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $22,484 and $27,157 as of August 31, 2019 and November 24, 2018, respectively. Substantially all of the customer deposits held at November 24, 2018 related to performance obligations satisfied during the current period and have therefore been recognized in revenue for the nine months ended August 31, 2019. Estimates for returns and allowances have been recorded as a reduction of revenue based on our historical return patterns. We also sell furniture protection plans to our retail customers on behalf of a third party which is responsible for the performance obligations under the plans. Revenue from the sale of these plans is recognized upon delivery of the goods net of amounts payable to the third party service provider.

For our logistical services segment, line-haul freight revenue is recognized as services are performed and are billed to the customer upon the completion of delivery to the destination. Because the customer receives the benefits of these services as the freight is in transit from point of origin to destination, we recognize revenue using a percentage of completion method based on our estimate the amount of time freight has been in transit as of the reporting date compared with our estimate total required time for the deliveries. We recognize an asset for the amount of line-haul revenue earned but not yet billed which is included in other current assets. The balance of this asset was $466 at August 31, 2019 and $512 at the beginning of the first quarter of fiscal 2019. Warehousing services revenue is based upon warehouse space occupied by a customer’s goods and inventory movements in and out of a warehouse and is recognized as such services are provided and billed to the customer concurrently in the same period. All invoices for logistical services are due 30 days from invoice date.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At August 31, 2019 and November 24, 2018, our balance of prepaid commissions included in other current assets was $2,184 and $2,739, respectively. We do not incur sales commissions in our logistical services segment.

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

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

●

We do not adjust the promised amount of consideration for the effects of a significant financing component since the period of time between transfer of our goods or services and the collection of consideration from the customer is less than one year.

●	We do not disclose the value of unsatisfied performance obligations because the transfer of goods or services is made within one year of the placement of customer orders.

See Note 13, Segment Information, for disaggregated revenue information.

15. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three and nine months ended August 31, 2019 and August 25, 2018:

	Quarter Ended		Nine Months Ended

	August 31, 2019	August 25, 2018	August 31, 2019	August 25, 2018
Common Stock:

Beginning of period	$52,262	$53,736	$52,638	$53,690
Issuance of common stock	58	19	339	273
Purchase and retirement of common stock	(1,742)	(429)	(2,399)	(637)
End of period	$50,578	$53,326	$50,578	$53,326

Common Shares Issued and Outstanding:

Beginning of period	10,452,345	10,747,122	10,527,636	10,737,950
Issuance of common stock	11,734	3,838	67,935	54,644
Purchase and retirement of common stock	(348,383)	(85,683)	(479,875)	(127,317)
End of period	10,115,696	10,665,277	10,115,696	10,665,277

Additional Paid-in Capital:

Beginning of period	$-	$382	$-	$962
Issuance of common stock	28	71	(69)	18
Purchase and retirement of common stock	(270)	(713)	(649)	(1,849)
Stock based compensation	242	260	718	869
End of period	$-	$-	$-	$-

Retained Earnings:

Beginning of period	$137,127	$140,934	$140,009	$139,378
Cumulative effect of a change in accounting principal	-	-	(21)	-
Reclassification of certain tax effects from accumulated other comprehensive loss	-	-	-	545
Net income for the period	2,157	2,945	3,210	6,321
Purchase and retirement of common stock	(2,487)	(1,036)	(3,798)	(1,036)
Cash dividends	(1,264)	(1,338)	(3,867)	(3,703)
End of period	$135,533	$141,505	$135,533	$141,505

Accumulated Other Comprehensive Loss:

Beginning of period	$(2,223)	$(2,956)	$(2,338)	$(2,570)
Reclassification of certain tax effects from accumulated other comprehensive loss	-	-	-	(545)
Amortization of pension costs, net of tax	58	80	173	239
End of period	$(2,165)	$(2,876)	$(2,165)	$(2,876)

22 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 31, 2019

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

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks.  The current fiscal year ending November 30, 2019 is a 53-week year, with the additional week being included in our first fiscal quarter.  Accordingly, the information presented below includes 40 weeks of operations for the nine months ended August 31, 2019 as compared to 39 weeks included in the nine months ended August 25, 2018.

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

With 104 BHF stores at August 31, 2019, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We have factories in Newton, North Carolina and Grand Prairie, Texas that manufacture custom upholstered furniture, a factory in Martinsville, Virginia that primarily assembles and finishes our custom casual dining offerings and a factory in Bassett, Virginia that assembles and finishes our “Bench Made” line of custom, solid hardwood furniture. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its process, with custom pieces often manufactured within two weeks of taking the order in our stores. Our logistics team then promptly ships the product to one of our home delivery hubs or to a location specified by our licensees.  In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture (casegoods) and certain leather upholstery offerings from several foreign plants, primarily in Vietnam and China. Over 75% of the products we currently sell are manufactured in the United States.

We also own Zenith Freight Lines, LLC (“Zenith”) which provides logistical services to Bassett along with other furniture manufacturers and retailers. Zenith delivers best-of-class shipping and logistical support services that are uniquely tailored to the needs of Bassett and the furniture industry. Approximately 60% of Zenith’s revenue is generated from services provided to non-Bassett customers.

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

24 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

At August 31, 2019, our BHF store network included 71 Company-owned stores and 33 licensee-owned stores. During the third quarter of fiscal 2019, we opened one new store in Princeton, New Jersey. Subsequent to August 31, 2019, we closed one underperforming store in Gulfport, Mississippi.

We continue to execute our strategy of growing the Company through opening new stores, repositioning stores to improved locations within a market and closing underperforming stores. The following table shows planned store openings where leases have been executed:

		Size	Planned
Location	Type	Sq. Ft.	Opening
New Stores:
Thornton, CO	Licensee	23,000	Q4 2019/Q1 2020

Repositionings:
Palm Beach, FL	Corporate	15,000	Q4 2019

Following the planned openings shown above, we will have completed our three year store expansion program and have no further openings planned at this time. We will continue to assess the economic and competitive environment in various markets and may consider future expansion should viable opportunities arise.

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

Today’s customers expect their digital experiences and communications to be personalized, highly-relevant and catered to match their specific needs and preferences. We continue to invest in our digital effort to improve our customers’ journey from the time they begin on our website to the final step of delivering the goods to their homes. We view the combination of website traffic and store traffic in a holistic fashion where our customer generally experiences our brand on our website before visiting a store. While store traffic has been decreasing over the last few years, traffic to our website has been increasing this year with web visits up 16% for the quarter ended August 31, 2019 as compared to the prior year period. We plan to invest more in new digital outreach strategies on a store market by market basis. We also are in the process of establishing a centralized customer care center that will track each customer’s path from initial engagement through point of sale and ultimately to their post-delivery experience with the furniture using customer relationship management (CRM) software. We believe that the data captured during the customer’s journey will provide valuable insights and result in driving operational best practices in the future.

25 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

Results of Operations – Periods ended August 31, 2019 compared with the periods ended August 25, 2018:

Net sales of furniture and accessories, logistics revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense, other charges and income from operations were as follows for the three and nine month periods ended August 31, 2019 and August 25, 2018:

	Quarter Ended				Change		Nine Months Ended*				Change
	August 31, 2019		August 25, 2018		Dollars	Percent	August 31, 2019		August 25, 2018		Dollars	Percent

Sales revenue:
Furniture and accessories	$98,369	89.9%	$99,807	88.4%	$(1,438)	-1.4%	$301,550	89.1%	$298,605	87.8%	$2,945	1.0%
Logistics revenue	11,050	10.1%	13,149	11.6%	(2,099)	-16.0%	36,900	10.9%	41,603	12.2%	(4,703)	-11.3%
Total sales revenue	109,419	100.0%	112,956	100.0%	(3,537)	-3.1%	338,450	100.0%	340,208	100.0%	(1,758)	-0.5%
Cost of furniture and accessories sold	42,246	38.6%	44,821	39.7%	(2,575)	-5.7%	133,953	39.6%	133,750	39.3%	203	0.2%
SG&A expenses	63,519	58.1%	63,279	56.0%	240	0.4%	197,495	58.4%	192,986	56.7%	4,509	2.3%
New store pre-opening costs	254	0.2%	532	0.5%	(278)	-52.3%	1,117	0.2%	1,435	0.4%	(318)	-22.2%
Other charges	-	0.0%	-	0.0%	-	100.0%	835	0.3%	-	0.0%	835	100.0%

Income from operations	$3,400	3.1%	$4,324	3.8%	$(924)	-21.4%	$5,050	1.6%	$12,037	3.5%	$(6,987)	-58.0%

*40 weeks for fiscal 2019 as compared with 39 weeks for fiscal 2018.

Refer to the segment information which follows for a discussion of the significant factors and trends affecting our results of operations for the three and nine months ended August 31, 2019 as compared with the prior year periods.

26 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 31, 2019

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

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income from operations in the consolidation of our segment results:

	Quarter Ended August 31, 2019
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$62,690	$66,539	$-	$(30,860)	(1)	$98,369
Logistics	-	-	18,899	(7,849)	(2)	11,050
Total sales revenue	62,690	66,539	18,899	(38,709)		109,419
Cost of furniture and accessories sold	41,072	31,849	-	(30,675)	(3)	42,246
SG&A expense	18,574	34,867	18,289	(8,211)	(4)	63,519
New store pre-opening costs	-	254	-	-		254
Income from operations	$3,044	$(431)	$610	$177		$3,400

	Quarter Ended August 25, 2018
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$63,847	$65,430	$-	$(29,470)	(1)	$99,807
Logistics	-	-	20,119	(6,970)	(2)	13,149
Total sales revenue	63,847	65,430	20,119	(36,440)		112,956
Cost of furniture and accessories sold	42,604	31,350	-	(29,133)	(3)	44,821
SG&A expense	17,945	32,690	19,980	(7,336)	(4)	63,279
New store pre-opening costs	-	532	-	-		532
Income from operations	$3,298	$858	$139	$29		$4,324

	Nine Months Ended August 31, 2019*
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$198,602	$198,736	$-	$(95,788)	(1)	$301,550
Logistics	-	-	60,743	(23,843)	(2)	36,900
Total sales revenue	198,602	198,736	60,743	(119,631)		338,450
Cost of furniture and accessories sold	131,413	97,578	-	(95,038)	(3)	133,953
SG&A expense	56,790	106,471	59,169	(24,935)	(4)	197,495
New store pre-opening costs	-	1,117	-	-		1,117
Income from operations (5)	$10,399	$(6,430)	$1,574	$342		$5,885

	Nine Months Ended August 25, 2018*
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$190,735	$198,773	$-	$(90,903)	(1)	$298,605
Logistics	-	-	62,770	(21,167)	(2)	41,603
Total sales revenue	190,735	198,773	62,770	(112,070)		340,208
Cost of furniture and accessories sold	128,069	96,273	-	(90,592)	(3)	133,750
SG&A expense	53,265	100,094	62,012	(22,385)	(4)	192,986
New store pre-opening costs	-	1,435	-	-		1,435
Income from operations	$9,401	$971	$758	$907		$12,037

28 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 31, 2019

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

(4)

Represents the elimination of rent paid by our retail stores occupying Company-owned real estate, and the elimination of logisitcal services charged by Zenith to Bassett's wholesale segment as follows:

	Quarter Ended		Nine Months Ended*
	August 31, 2019	August 25, 2018	August 31, 2019	August 25, 2018

Intercompany logistical services	$(7,849)	$(6,970)	$(23,843)	$(21,167)
Intercompany rents	(362)	(366)	(1,092)	(1,218)

Total SG&A expense elimination	$(8,211)	$(7,336)	$(24,935)	$(22,385)

(5)	Excludes the effects of the early retirement program, which is not allocated to our segments.

*40 weeks for fiscal 2019 as compared with 39 weeks for fiscal 2018.

Wholesale Segment

Results for the wholesale segment for the three and nine months ended August 31, 2019 and August 25, 2018 are as follows:

	Quarter Ended				Change		Nine Months Ended*				Change
	August 31, 2019		August 25, 2018		Dollars	Percent	August 31, 2019		August 25, 2018		Dollars	Percent

Net sales	$62,690	100.0%	$63,847	100.0%	$(1,157)	-1.8%	$198,602	100.0%	$190,735	100.0%	$7,867	4.1%
Gross profit	21,618	34.5%	21,243	33.3%	375	1.8%	67,189	33.8%	62,666	32.9%	4,523	7.2%
SG&A expenses	18,574	29.6%	17,945	28.1%	629	3.5%	56,790	28.6%	53,265	27.9%	3,525	6.6%

Income from operations	$3,044	4.9%	$3,298	5.2%	$(254)	-7.7%	$10,399	5.2%	$9,401	4.9%	$998	10.6%

*40 weeks for fiscal 2019 as compared with 39 weeks for fiscal 2018.

Quarterly Analysis of Results - Wholesale

The 1.8% decrease in the net sales for the third quarter of 2019 as compared to the third quarter of 2018 was primarily driven by a 62% decrease in juvenile furniture shipments as we continue to exit this furniture line and a 4.4% decrease to the other open market dealers (outside the Bassett Home Furnishings network). In addition, the wholesale segment ceased selling accessories to the BHF network beginning at the start of the third quarter of 2019. Both the corporate- and licensee-owned stores now purchase accessories directly from third-party accessory providers. Wholesale sales of accessory items during the third quarter of 2018 were $930. These decreases were partially offset by a 2.2% increase in shipments to the BHF network and a $680 increase in Lane Venture shipments. Gross margin for the wholesale segment was 34.5% for the third quarter of 2019 as compared to 33.3% for the prior year quarter due to improved margins in both the wood and upholstery operations resulting from certain raw material cost decreases, improved manufacturing efficiencies and realized container freight savings on imported wood product. Wholesale SG&A for the third quarter of 2019 increased to 29.6% as compared to 28.1% for the third quarter of 2018. This increase was primarily driven by higher over-the-road freight costs along with higher marketing and other brand development costs, partially offset by lower incentive compensation costs.

29 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

Year-to-date Analysis of Results - Wholesale

On an average weekly basis (normalizing for 40 weeks compared to 39 weeks), net sales increased $2,902 or 1.5%. This increase was primarily driven by a $2,837 increase in Lane Venture shipments over the prior year period when we were then in the process of integrating the newly acquired operations into the Company, along with a 1.4% increase in shipments to the BHF network, partially offset by a 3.3% decrease in furniture shipments to the open market (outside the BHF network). The decrease in the open market shipments was primarily the result of a 35.5% decrease in juvenile furniture shipments as we continue to exit this furniture line. In addition, the wholesale segment ceased selling accessories to the BHF network beginning at the start of the third quarter of 2019. Both the corporate- and licensee-owned stores now purchase accessories directly from third-party accessory providers. This resulted in a $755 decrease in the sale of accessories. Gross margin for the wholesale segment was 33.8% for the first nine months of 2019 as compared to 32.9% for the prior year period. This increase was primarily driven by higher margins in domestic custom upholstery operations as price increases implemented during the third quarter of 2018 offset the increased raw material costs experienced late in 2017 and early 2018. Margins in the imported wood operations increased due to lower realized container freight costs and improved margins on the sales of discontinued product, partially offset by the $390 inventory valuation charge associated with our exit from the juvenile line of business. In addition, both the upholstery and wood operations were negatively impacted by higher labor costs due to higher employee health care expenses from unfavorable claim experience, primarily in the first quarter of 2019. The increase in SG&A as a percentage of sales was primarily driven by higher marketing and other brand development costs, partially offset by lower incentive compensation costs.

Wholesale shipments by type:	Quarter Ended				Change		Nine Months Ended*				Change
	August 31, 2019		August 25, 2018		Dollars	Percent	August 31, 2019		August 25, 2018		Dollars	Percent

Bassett Custom Upholstery	$36,809	58.7%	$35,186	55.1%	$1,623	4.6%	$115,200	58.0%	$105,259	55.2%	$9,941	9.4%
Bassett Leather	4,480	7.1%	4,748	7.4%	(268)	-5.6%	14,714	7.4%	$16,356	8.6%	(1,642)	-10.0%
Bassett Custom Wood	11,757	18.8%	11,273	17.7%	484	4.3%	33,958	17.1%	33,443	17.5%	515	1.5%
Bassett Casegoods	9,644	15.4%	11,710	18.3%	(2,066)	-17.6%	32,263	16.2%	32,455	17.0%	(192)	-0.6%
Accessories	-	0.0%	930	1.5%	(930)	-100.0%	2,467	1.2%	3,222	1.7%	(755)	-23.4%
Total	$62,690	100.0%	$63,847	100.0%	$(1,157)	-1.8%	$198,602	100.0%	$190,735	100.0%	$7,867	4.1%

*40 weeks for fiscal 2019 as compared with 39 weeks for fiscal 2018.

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $11,580 at August 31, 2019 as compared with $13,422 at August 25, 2018.

30 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

Retail – Company-owned Stores Segment

Results for the retail segment for the three and nine months ended August 31, 2019 and August 25, 2018 are as follows:

	Quarter Ended				Change		Nine Months Ended*				Change
	August 31, 2019		August 25, 2018		Dollars	Percent	August 31, 2019		August 25, 2018		Dollars	Percent

Net sales	$66,539	100.0%	$65,430	100.0%	$1,109	1.7%	$198,736	100.0%	$198,773	100.0%	$(37)	0.0%
Gross profit	34,690	52.1%	34,080	52.1%	610	1.8%	101,158	50.9%	102,500	51.6%	(1,342)	-1.3%
SG&A expenses	34,867	52.4%	32,690	50.0%	2,177	6.7%	106,471	53.6%	100,094	50.4%	6,377	6.4%
New store pre-opening costs	254	0.4%	532	0.8%	(278)	-52.3%	1,117	0.6%	1,435	0.7%	(318)	-22.2%
Income (loss) from operations	$(431)	-0.6%	$858	1.3%	$(1,289)	N/M	$(6,430)	-3.2%	$971	0.5%	$(7,401)	N/M

Results for comparable stores† (61 and 56 stores for the three and nine month periods, respectively) are as follows:

	Quarter Ended				Change		Nine Months Ended*				Change
	August 31, 2019		August 25, 2018		Dollars	Percent	August 31, 2019		August 25, 2018		Dollars	Percent

Net sales	$60,018	100.0%	$64,179	100.0%	$(4,161)	-6.5%	$174,538	100.0%	$188,067	100.0%	$(13,529)	-7.2%
Gross profit	31,332	52.2%	33,529	52.2%	(2,197)	-6.6%	88,966	51.0%	97,150	51.7%	(8,184)	-8.4%
SG&A expenses	30,975	51.6%	31,750	49.5%	(775)	-2.4%	90,557	51.9%	91,937	48.9%	(1,380)	-1.5%
Income (loss) from operations	$357	0.6%	$1,779	2.8%	$(1,422)	-79.9%	$(1,591)	-0.9%	$5,213	2.8%	$(6,804)	N/M

† “Comparable” stores include only those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended				Change		Nine Months Ended*				Change
	August 31, 2019		August 25, 2018		Dollars	Percent	August 31, 2019		August 25, 2018		Dollars	Percent

Net sales	$6,521	100.0%	$1,251	100.0%	$5,270	421.3%	$24,198	100.0%	$10,706	100.0%	$13,492	126.0%
Gross profit	3,358	51.5%	551	44.0%	2,807	509.4%	12,192	50.4%	5,350	50.0%	6,842	127.9%
SG&A expenses	3,892	59.7%	940	75.1%	2,952	314.0%	15,914	65.8%	8,157	76.2%	7,757	95.1%
New store pre-opening costs	254	3.9%	532	42.5%	(278)	-52.3%	1,117	4.6%	1,435	13.4%	(318)	-22.2%
Loss from operations	$(788)	-12.1%	$(921)	-73.6%	$133	-14.4%	$(4,839)	-20.0%	$(4,242)	-39.6%	$(597)	14.1%

*40 weeks for fiscal 2019 as compared with 39 weeks for fiscal 2018.

Quarterly Analysis of Results - Retail

The increase in net sales for the 71 Company-owned BHF stores was driven by a $5,270 increase in non-comparable store sales as we have opened 9 stores over the last 18 months, partially offset by a 6.5% decline in sales for the 61 comparable stores.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores decreased by 8.7% for the third quarter of 2019 as compared to the third quarter of 2018.

31 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

Comparable store gross margins for the third quarter of 2019 were unchanged compared to the prior year period. The increase in SG&A expenses for comparable stores as a percentage of sales to 51.6% was primarily due to a de-leveraging of fixed costs from lower sales volumes and higher financing costs as more of our retail customers chose to finance their purchases through our third-party credit provider. These increases were partially offset by various fixed cost decreases that resulted from changes to our cost structure.

The $133 decrease in the operating loss from non-comparable stores for the third quarter of 2019 includes new store pre-opening costs of $254 compared to $532 for the prior year period. We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $400 to $600 per store. During the third quarter of 2019 we incurred $65 of post-opening losses associated with one new store opened during the second quarter of 2019 compared to $57 of post-opening losses associated with other locations during the third quarter of 2018.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Year-to-date Analysis of Results - Retail

The decrease in net sales for the 71 Company-owned BHF stores was driven by a 7.2% decrease for the 56 comparable stores from the first nine months of fiscal 2018, offset by a $13,492 increase in non-comparable store sales as we have opened 14 stores over the last 24 months. On an average weekly basis (normalizing for the extra week in the first nine months of 2019), comparable store sales decreased 9.5%.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores decreased by 6.3% for the first nine months of 2019 as compared to the first nine months of 2018. On an average weekly basis, comparable store written sales decreased 8.6%.

The decrease in comparable store gross margins was primarily due to increased wholesale costs as a result of tariffs on Chinese products instituted in late 2018 along with higher costs of freight, both of which were passed on in a wholesale price increase in January 2019. Although most of our goods are domestically made, and most of our other goods are imported from countries outside of China, the tariffs have had a significant impact on the cost of a portion of the fabric that we use in our upholstered furniture manufactured in the United States. We implemented a price increase late in the second quarter to mitigate these cost increases. Gross margins were also impacted by increased clearance activity primarily in the first quarter of 2019 due to the launch of the new custom upholstery program and the selloff of existing floor samples and other clearance product as a result of the repositioning of two stores in the Houston market late in 2018.

The increase in SG&A expenses for comparable stores as a percentage of sales to 51.9% was primarily due to a de-leveraging of fixed costs from lower sales volumes, inefficiencies in the warehouse and home delivery operation, higher employee health care expenses from unfavorable claim experience primarily in the first quarter of 2019 and higher financing costs as more of our retail customers chose to finance their purchases through our third-party credit provider. These increases were partially offset by various fixed cost decreases that resulted from changes to our cost structure.

The $597 increase in the operating loss from non-comparable stores for the first nine months of 2019 includes new store pre-opening costs of $1,117 compared to $1,435 for the prior year period. We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $400 to $600 per store. During the first nine months of 2019 we incurred $1,192 of post-opening losses associated with five of the new stores opened during the first nine months of 2019 compared to $1,208 of post-opening losses associated with other locations during the first nine months of 2018.

32 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $28,247, or an average of $398 per open store, at August 31, 2019 as compared with a retail backlog of $28,411, or an average of $444 per open store, at August 25, 2018.

Logistical Services Segment

Results for our logistical services segment for the three and nine months ended August 31, 2019 and August 25, 2018 are as follows:

	Quarter Ended				Change		Nine Months Ended*				Change
	August 31, 2019		August 25, 2018		Dollars	Percent	August 31, 2019		August 25, 2018		Dollars	Percent

Logistical services revenue	$18,899	100.0%	$20,119	100.0%	$(1,220)	-6.1%	$60,743	100.0%	$62,770	100.0%	$(2,027)	-3.2%
Operating expenses	18,289	96.8%	19,980	99.3%	(1,691)	-8.5%	59,169	97.4%	62,012	98.8%	(2,843)	-4.6%

Income from operations	$610	3.2%	$139	0.7%	$471	338.8%	$1,574	2.6%	$758	1.2%	$816	107.7%

*40 weeks for fiscal 2019 as compared with 39 weeks for fiscal 2018.

Quarterly Analysis of Operations – Logistical Services

The decrease in revenues was primarily due to the previously announced discontinuation of home delivery services to third-party customers along with lower over the road trucking revenue, partially offset by revenue increases in third-party warehousing operations. The decrease in Zenith’s operating expenses as a percent of sales was primarily due to reduced expenses due to the elimination of the home delivery operation.

Year-to-date Analysis of Operations – Logistical Services

On an average weekly basis (normalizing for the extra week in the first nine months of fiscal 2019), revenues for Zenith decreased $3,545 or 5.7%. This decrease was primarily due to the previously announced discontinuation of home delivery services to third-party customers, partially offset by revenue increases in third-party warehousing operations. The decrease in Zenith’s operating expenses as a percent of sales was primarily due to reduced expenses due to the elimination of the home delivery operation.

OtherItems Affecting NetIncome

Early Retirement Program

During the first quarter of fiscal 2019, we offered an early retirement package to certain eligible employees of the Company. Twenty-three employees accepted the offer, which expired on February 28, 2019. These employees are to receive pay equal to one-half their current salary plus benefits over a period of one year from the final day of each individual’s active employment. Accordingly, we recognized a charge of $835 during the nine months ended August 31, 2019. The unpaid obligation of $564 at August 31, 2019 will substantially be paid out within one year.

33 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

Other Loss, Net

Other loss, net, for the three months ended August 31, 2019 was $298 as compared to $492 for the three months ended August 25, 2018. The decreased net loss is primarily attributable to lower net costs associated with Company-owned life insurance and increased interest income due to rising yields on our short-term investments compared to the prior year period.

Other loss, net, for the nine months ended August 31, 2019 was $566 as compared to $1,352 for the nine months ended August 25, 2018. The decreased net loss is primarily attributable to larger total death benefits received in fiscal 2019 from life insurance policies covering former executives, increased interest income due to rising yields on our short-term investments compared to the prior year period and lower interest expense due to overall lower levels of debt.

Income Taxes and Impact of Tax Cuts and Jobs Act

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

On December 22, 2017, The Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced the federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018 for all corporate taxpayers.  Our effective tax rates of 30.5% and 28.4% for the three and nine months ended August 31, 2019, respectively, differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

Because the Act specified the new 21% tax rate beginning on January 1, 2018, we were only subject to the reduced rate for 11 months of 2018.  Therefore, we computed our income tax expense for fiscal 2018 using a blended federal statutory rate of 22.2%.  Our effective tax rates for the three and nine months ended August 25, 2018 of 23.1% and 40.8%, respectively. The effective tax rate for the nine months ended August 25, 2018 differs from the blended statutory rate primarily due to a discrete charge of $2,032 arising from the re-measurement of our deferred tax assets at the lower statutory rate.  Other items impacting our effective tax rate for the three and nine months ended August 25, 2018 included the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation of $26 and $223, respectively, non-taxable life insurance proceeds of $266 during the nine months ended August 25, 2018, and the Section 199: Domestic Production Activities Deduction, which was eliminated by the Act for our fiscal 2019 tax return.

Liquidity and Capital Resources

Cash Flows

Although we generated $6,883 in operating cash flow for the third quarter of 2019, cash used in operations for the first nine months of 2019 was $2,059 compared to $11,630 provided by operations for the first nine months of 2018, representing an increase in cash used of $13,689. This increase use of cash is primarily due to increased investment in inventory due to opening new stores, other changes in working capital due in part to the timing impact of the additional week in the current fiscal year and lower comparable store sales on an average weekly basis resulting in reduced cash flows.

Our overall cash position decreased by $18,830 during the first nine months of 2019. In addition to the cash used in operations, we had a net use of $6,038 of cash in investing activities, primarily consisting of capital expenditures associated with retail store expansion and relocations partially offset by the maturity of $5,000 of our investment in CDs. Net cash used in financing activities was $10,733, including dividend payments of $3,867 and stock repurchases of $6,845 under our existing share repurchase plan, of which $11,139 remains authorized at August 31, 2019. With cash and cash equivalents and short-term investments totaling $32,281 on hand at August 31, 2019, expected future operating cash flows, expected reduced capital expenditures from fewer store openings and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

34 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

Debt and Other Obligations

Our credit facility with our bank provides for a line of credit of up to $25,000. This credit facility is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. The credit facility will mature in December 2021. At August 31, 2019, we had $2,798 outstanding under standby letters of credit against our line, leaving availability under our credit line of $22,202. In addition, we have outstanding standby letters of credit with another bank totaling $325.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services and retail segments. We had obligations of $183,342 at August 31, 2019 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,818 at August 31, 2019. See Note 11 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. To the extent such real estate is occupied by Company-owned retail stores, it is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $19,554 at August 31, 2019. All other retail real estate that we own, consisting of locations formerly leased to our licensees and now leased to others, is included in other assets in the accompanying condensed consolidated balance sheets. The net book value of such real estate, which is considered part of our wholesale segment, was $1,577 at August 31, 2019.

The following table summarizes our total investment in retail real estate owned at August 31, 2019:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net	9	223,570	$19,554

Investment real estate leased to others, included in other assets	2	41,021	1,577

Total Company investment in retail real estate	11	264,591	$21,131

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended November 24, 2018.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of both Company-owned and licensee stores as well as land and buildings used in our logistical services segment. We also lease transportation equipment used in our logistical services segment. In addition, we have guaranteed certain lease obligations of licensee operators for some of their store locations. See Note 11 to our condensed consolidated financial statements for further discussion of operating leases and lease guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

35 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 11 to our condensed consolidated financial statements for further information regarding certain contingencies as of August 31, 2019.

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

We are also exposed to commodity price risk related to diesel fuel prices for fuel used in our logistical services and retail segments. We manage our exposure to that risk primarily through the application of fuel surcharges to our customers.

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $1,577 at August 31, 2019 for stores formerly operated by licensees as well as our holdings of $19,554 at August 31, 2019 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,818 which we have guaranteed on behalf of licensees as of August 31, 2019, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

AUGUST 31, 2019

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

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, for the three months ended August 31, 2019 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

June 2 - July 6, 2019	42,815	$13.99	42,815	$15,038
July 7 - August 3, 2019	282,868	$12.78	282,868	$11,422
August 4 - August 31, 2019	22,700	$12.47	24,700	$11,139

(1) The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 3, 2018, the Board of Directors increased the remaining limit of the repurchase plan to $20,000. At August 31, 2019, $11,139 remains available for stock repurchases under the plan.

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

AUGUST 31, 2019

(Dollars in thousands except share and per share data)

Exhibit 101.INS XBRL Instance

Exhibit 101.SCH XBRL Taxonomy Extension Schema

Exhibit 101.CAL XBRL Taxonomy Extension Calculation

Exhibit 101.DEF XBRL Taxonomy Extension Definition

Exhibit 101.LAB XBRL Taxonomy Extension Labels

Exhibit 101.PRE XBRL Taxonomy Extension Presentation

Exhibit 104. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

39 of 40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/	Robert H. Spilman, Jr.
Robert H. Spilman, Jr., Chairman and Chief Executive Officer
October 3, 2019

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer October 3, 2019

40 of 40