Form 10-K
period 2019-11-30
BASSETT FURNITURE INDUSTRIES INC
filed 2020-01-23
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-00209

BASSETT FURNITURE INDUSTRIES, INCORPORATED

(Exact name of registrant as specified in its charter)

Virginia	54-0135270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3525 Fairystone Park Highway Bassett, Virginia	24055
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 276/629-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered
Common Stock ($5.00 par value)	BSET	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act         ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 1, 2019 was $162,765,082.

The number of shares of the Registrant’s common stock outstanding on January 18, 2020 was 10,116,625.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be held March 11, 2020, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

As used herein, unless the context otherwise requires, “Bassett,” the “Company,” “we,” “us” and “our” refer to Bassett Furniture Industries, Incorporated and its subsidiaries. References to 2019, 2018, 2017, 2016 and 2015 mean the fiscal years ended November 30, 2019, November 24, 2018, November 25, 2017, November 26, 2016 and November 28, 2015. Please note that fiscal 2019 contained 53 weeks.

Safe-harbor, forward-looking statements

This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors, which should be read in conjunction with Item 1A “Risk Factors”, that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

●	competitive conditions in the home furnishings industry

●	general economic conditions, including the strength of the housing market in the United States

●	overall retail traffic levels in stores and on the web and consumer demand for home furnishings

●	ability of our customers and consumers to obtain credit

●	Bassett store openings and store closings and the profitability of the stores (independent licensees and Company-owned retail stores)

●	ability to implement our retail strategies, including our initiatives to expand and improve our digital marketing capabilities, and realize the benefits from such strategies as they are implemented

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

●	general risks associated with providing freight transportation and other logistical services by our wholly-owned subsidiary Zenith Freight Lines, LLC

PART I

ITEM 1.	BUSINESS

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

With 103 BHF stores at November 30, 2019, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We have factories in Newton, North Carolina and Grand Prairie, Texas that manufacture custom upholstered furniture, a factory in Martinsville, Virginia that primarily assembles and finishes our custom casual dining offerings and a factory in Bassett, Virginia that assembles and finishes our “Bench Made” line of custom, solid hardwood furniture. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its process, with custom pieces often manufactured within two weeks of taking the order in our stores. Our logistics team then promptly ships the product to one of our home delivery hubs or to a location specified by our licensees.  In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture (casegoods) and certain leather upholstery offerings from several foreign plants, primarily in Vietnam, Thailand and China. Over 75% of the products we currently sell are manufactured in the United States.

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

On December 21, 2017, we purchased certain assets and assumed certain liabilities of Lane Venture from Heritage Home Group, LLC for $15,556 in cash. Lane Venture is a manufacturer and distributor of premium outdoor furniture and is now being operated as a component of our wholesale segment. This acquisition marked our entry into the market for outdoor furniture and we believe that Lane Venture has provided a foundation for us to become a significant participant in this category. Our strategy is to distribute this brand outside of our BHF store network only. See Note 3 to our consolidated financial statements for additional details regarding this acquisition.

With the knowledge we have gained through operating Lane Venture, we have developed a new separate brand that will only be marketed through the BHF store network. This will allow Bassett branded product to move from inside the home to outside the home to capitalize the growing trend of outdoor living. Bassett Outdoor is currently marketed in a limited number of stores with a broader distribution planned late in the first quarter of 2020.

Operating Segments

We have strategically aligned our business into three reportable segments: Wholesale, Retail – Company-owned stores, and Logistical Services.

The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BHF stores (Company-owned retail stores and licensee-owned stores) and independent furniture retailers. Our retail segment consists of 70 Company-owned and operated BHF stores. The following table shows the number of Company-owned stores by state as of November 30, 2019:

	Number of		Number of
State	Stores	State	Stores
Alabama	1	Missouri	1
Arizona	3	Nevada	1
Arkansas	1	New Jersey	2
California	5	New York	6
Connecticut	3	North Carolina	5
Delaware	1	Ohio	2
Florida	6	Oklahoma	1
Georgia	3	Pennsylvania	2
Kansas	1	South Carolina	1
Kentucky	1	Tennessee	1
Maryland	3	Texas	12
Massachusetts	3	Virginia	5
		Total	70

Our six locations in the state of New York include a 16,000 square foot clearance center in Middletown, New York. Unlike our other 69 BHF locations, the clearance center offers only clearance merchandise at reduced price points and without design consulting services.

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

Wholesale shipments by category for the last three fiscal years are summarized below:

	2019		2018		2017

Bassett Custom Upholstery	$152,415	58.4%	$141,321	55.2%	$136,366	54.7%
Bassett Leather	19,220	7.4%	21,589	8.4%	22,528	9.0%
Bassett Custom Wood	46,082	17.6%	46,074	18.0%	43,793	17.6%
Bassett Casegoods	40,920	15.7%	42,875	16.8%	42,874	17.2%
Accessories (1)	2,468	0.9%	4,099	1.6%	3,632	1.5%
Total	$261,105	100.0%	$255,958	100.0%	$249,193	100.0%

(1)	Beginning with the third quarter of fiscal 2019, our wholesale segment no longer purchases accessory items for resale to our retail segment or to third party customers such as licensees or independent furniture retailers. Our retail segment and third party customers now source their accessory items directly from the accessory vendors.

Approximately 23% of our 2019 wholesale sales were of imported product compared to 27% in both 2018 and 2017. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers. The decline in imported goods share of our wholesale sales over the last three years has been driven primarily by increasing sales of our domestic custom wood and upholstery product offerings.

The dollar value of our wholesale backlog, representing orders received but not yet shipped to the BHF store network or independent dealers, was $19,952 at November 30, 2019 and $25,810 at November 24, 2018. We expect that the November 30, 2019 backlog will be filled within fiscal 2020, with the majority of the backlog being filled during the first quarter.

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

Other Investments and Real Estate

Our balance sheet at November 30, 2019 and November 24, 2018 included short-term investments in certificates of deposit and certain retail real estate related to former licensee-owned stores. The impact upon earnings arising from these assets is included in other loss, net, in our consolidated statements of operations. Our investment balances at each of the last three fiscal year-ends are as follows:

	November 30,	November 24,	November 25,
	2019	2018	2017

Investments in certificates of deposit	$17,436	$22,643	$23,125
Certain retail real estate	-	1,655	2,969

Our short-term investments at November 30, 2019 consist of certificates of deposit (“CDs”) with original terms generally ranging from six to twelve months, bearing interest at rates ranging from 0.85% to 2.55% with a weighted average yield of approximately 2.09%. At November 30, 2019, the weighted average remaining time to maturity of the CDs was approximately three months. Each CD is placed with a federally insured financial institution and all deposits are within Federal deposit insurance limits.

Prior to November 30, 2019 we held investments in retail store properties that we had previously leased to licensees. In November of 2019 we sold one such property, which had a carrying value of $1,655 at November 24, 2018, to the lessee for net proceeds of $1,475. At November 30, 2019, our only remaining investment real estate consisted of a building subject to a ground lease expiring in 2020. During fiscal 2017, we fully impaired the carrying value of the building. See Item 2, Properties, for additional information about our retail real estate holdings.

Retail Segment Overview – Company-Owned Retail Stores

The retail furniture industry remains very competitive and includes local furniture stores, regional furniture retailers, national department and chain stores and single-vendor branded retailers. As a whole, our store network with 70 Company-owned stores and 33 licensee-owned stores, ranks in the top 30 in retail furniture sales in the United States. As of November 30, 2019, we have completed a three-year store expansion program and have no further openings planned at this time. We will continue to assess the economic and competitive environment in various markets and may consider future expansion should attractive opportunities arise.

Net sales for our Company-owned retail stores for the last three fiscal years are summarized below:

	2019	2018	2017

Net sales	$268,693	$268,883	$268,264

Maintaining and enhancing our brand is critical to our ability to expand our base of customers and drive increased traffic at both Company-owned and licensee-owned stores and to our website. We believe that most of our customers research our brand and furniture offerings on our website prior to visiting a store. Our advertising and marketing campaign utilizes local and national television, direct mail, catalogs, newspapers, magazines, radio, internet and social and other digital media in an effort to maintain and enhance our existing brand equity.

Our stores incorporate a stylish, residential feel while highlighting our unmatched custom manufacturing capabilities in upholstered furniture and casual and formal dining.

Logistical Services Segment Overview

Zenith is a specialized supply chain solutions provider, offering the home furnishings industry the benefit of an asset-based network to move product with greater efficiency, enhanced speed to market, less damage and a single source of shipment visibility. We provide fully integrated solutions with the highest commitment to customer care and service as we seek to go beyond our customers’ transactional expectations to create collaborative partnerships that provide a single source network to:

●	Better manage inventory across multiple locations and provide total audit-ready accountability
●	Reduce line haul and delivery costs
●	Ensure availability of high-volume items in stores
●	Integrate the omnichannel nature of today’s retail supply chain
●	Management and predictability of the total landed cost of goods

Our customer solutions are provided through the following services:

●	Network line haul freight (middle mile)
●	Warehousing, distribution and inventory management

At November 30, 2019, our shipping and delivery fleet consisted of the following:

	Owned	Leased	Total
Tractors	139	121	260
Trailers	239	271	510
Local delivery trucks	18	4	22

We own a central warehousing and national distribution hub located in Conover, North Carolina, and we lease eleven facilities in ten states across the continental United States from which we operate regional freight terminals and provide warehouse and distribution services.

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

People

We employed 2,555 people as of November 30, 2019, of which 887 were employed in our retail segment, 1,050 were employed in our wholesale segment and 618 were employed in our logistical services segment, which also utilized another 24 temporary workers provided through staffing agencies. None of our employees are subject to collective bargaining arrangements and we have not experienced any recent work stoppages. We consider our relationship with our employees to be good.

Major Customers

Our risk exposure related to our customers, consisting primarily of trade accounts receivable along with certain guarantees, net of recognized reserves, totaled approximately $23,129 and $21,050 at November 30, 2019 and November 24, 2018, respectively. At November 30, 2019 and November 24, 2018, approximately 28% and 33%, respectively, of the aggregate risk exposure, net of reserves, was attributable to five customers. In fiscal 2019, 2018 and 2017, no customer accounted for more than 10% of total consolidated net sales. However, two customers accounted for approximately 44%, 40% and 47% of our consolidated revenue from logistical services during 2019, 2018 and 2017, respectively.

Available Information

We file our annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public at the SEC’s website at www.sec.gov.

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

Maintaining and enhancing our brand is critical to our ability to expand our base of customers and drive increased traffic at both Company-owned and licensee-owned stores and to our website. Our advertising and marketing campaign utilizes television, direct mail, catalogs, newspapers, magazines, radio, the internet and social and other digital media in an effort to maintain and enhance our existing brand equity. We cannot provide assurance that our marketing, advertising and other efforts to promote and maintain awareness of our brand will not require us to incur substantial costs. If these efforts are unsuccessful or we incur substantial costs in connection with these efforts, our business, operating results and financial condition could be adversely affected.

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

In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities are in regular use and provide adequate capacity for our manufacturing and warehousing needs. In addition to the owned properties shown above, we have an upholstery division manufacturing facility which occupies part of a regional distribution center in Grand Prairie, Texas that is leased by our logistical services segment, and we lease property in Newton, North Carolina for the manufacturing and warehousing operations of Lane Venture and Bassett Outdoor. We also lease a facility in Haleyville, Alabama which houses a production line for aluminum outdoor furniture.

Retail Segment:

Real estate associated with our retail segment consists of eight owned locations with an aggregate square footage of 201,096 and a net book value of $17,845. These stores are located as follows:

Concord, North Carolina	Greensboro, North Carolina
Greenville, South Carolina	Fredericksburg, Virginia
Houston, Texas (2 locations)	Louisville, Kentucky
Knoxville, Tennessee

Of these locations, two are subject to land leases. A ninth location in Gulfport, Mississippi was closed during the fourth fiscal quarter of 2019 and was under contract for sale as of November 30, 2019 with the sale ultimately closing in December 2019. Our remaining 63 store locations are leased from third-parties. In addition to retail stores, we also lease fifteen locations for use as regional warehouses and home delivery distribution centers.

Logistical Services Segment:

Owned real estate associated with our logistical services segment is located in Conover, North Carolina and includes the following facilities:

Facility	Square Footage
Distribution center and corporate office	242,000
2 Maintenance facilities	15,142
2 Transit warehouses	86,135

In addition to the owned facilities listed above, we also lease warehouse space in eleven locations across the United States with an aggregate square footage of 942,876.

Other Real Estate Owned:

We hold one retail store property that we previously leased to a licensee. The property, with a square footage of 24,675, is subject to a ground lease which expires in the first quarter of fiscal 2020. The carrying value of this property was fully impaired in fiscal 2017.

See Note 16 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

David C. Baker, 59, joined the Company in 2005 as Director, Store Operations. From 2006 to 2015 he served as Vice President – Corporate Retail, and in 2015 was appointed to Senior Vice President, Corporate Retail. In 2019, he was appointed Senior Vice President, Chief Retail Officer. Prior to joining Bassett, Mr. Baker managed Bassett stores for licensees from 1999 to 2005 after having previously managed stores for other furniture retail chains including Haverty’s and Rhodes Furniture.

John E. Bassett III, 61, has been with the Company since 1981 and served in various wood manufacturing and product sourcing capacities, including Vice President, Wood Manufacturing; Vice-President, Global Sourcing from 2001 to 2007 and Vice President, Wood in 2008. He was appointed Senior Vice President, Wood in 2009. In 2019, he was also promoted to the position of Senior Vice President, Chief Operations Officer.

Bruce R. Cohenour, 61, has been with the Company since 2011, starting as Senior Vice President of Upholstery Merchandising. In 2013, he was promoted to Senior Vice President of Sales and Merchandising. In 2019, he was appointed Senior Vice President, Chief Sales Officer. Prior to joining Bassett, Mr. Cohenour was with Hooker Furniture Corp. from 2007 through 2010, last serving as President of the Case Goods Division.

J. Michael Daniel, 58, joined the Company in 2007 as Corporate Controller. From April 2009 through December 2009, he served as Corporate Controller and Interim Chief Financial Officer. In January 2010, he was appointed Vice President and Chief Accounting Officer. In January 2013, he was promoted to Senior Vice President and Chief Financial Officer. In 2019, he was also promoted to the position of Senior Vice President, Chief Financial and Administrative Officer.

Jack L. Hawn, 66, has been with the Company since 2015 as Senior Vice President, Bassett and President, Zenith. His company, Zenith Transportation, Inc., was majority owner of Zenith (Zenith Freight Lines, LLC) from 1999 until its interest in Zenith was acquired by the Company in 2015. He has served as President of Zenith since its formation in 1999.

Jay R. Hervey, Esq., 60, has served as the General Counsel, Vice President and Secretary for the Company since 1997.

Kara Kelchner-Strong, 45, joined the Company in 2007 as Director, Retail Communications. In 2015, she was promoted to Vice President, Strategy and Planning. In 2018, she was appointed Vice President, Strategic Transformation Officer and in 2019, she was promoted to Senior Vice President, Customer Experience Officer. Prior to joining Bassett, she held several positions with Restoration Hardware.

Stefanie J. Lucas, 56, joined the Company in 2019 as Senior Vice President, Chief Merchandising Officer. Prior to joining Bassett, she was the Chief Executive Officer of Boston Interiors, a top 100 home furnishings retailer.

Robert H. Spilman, Jr., 63, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President, and in 2016 also became the Chairman of the Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Bassett’s common stock trades on the NASDAQ global select market system under the symbol “BSET.” We had approximately 3,700 beneficial stockholders at January 17, 2020.

Issuer Purchases of Equity Securities:

We are authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 3, 2018, the Board of Directors increased the remaining limit of the repurchase plan to $20 million. The repurchase program does not include a specific time table or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of prevailing market conditions and other factors. The following table summarizes the stock repurchase activity for the three months ended November 30, 2019 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Issuer Purchases of Equity Securities
(dollar amounts in thousands, except share and per share data)

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

September 1 - October 5, 2019	5,500	$12.58	5,500	$11,069
October 6 -November 2, 2019	8,410	$14.49	8,410	$10,948
November 3 - November 30, 2019	19,864	$15.52	19,864	$10,639

ITEM 6.	SELECTED FINANCIAL DATA

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

(In thousands)	2019		2018		2017		2016		2015

Net sales	$452,087	(1)	$456,855	(1)	$452,503	(1)	$432,038	(1)	$430,927	(1)
Operating income	$(595)	(2)	$14,084	(2)	$27,018	(2)	$28,193	(2)	$25,989	(2)
Other income (loss), net	$(1,145)		$(1,878)		$858	(3)	$(2,416)		$5,879	(4)
Income before income taxes	$(1,740)		$12,206		$27,876		$25,777		$31,868
Income tax expense	$188		$3,988	(5)	$9,620		$9,948		$11,435
Net income	$(1,928)		$8,218		$18,256		$15,829		$20,433
Diluted earnings per share	$(0.19)		$0.77		$1.70		$1.46		$1.88
Cash dividends declared	$5,133		$5,041		$8,266		$7,345		$5,868
Cash dividends per share	$0.50		$0.47		$0.77		$0.68		$0.54
Total assets	$275,766		$291,641		$293,748		$278,267		$282,543
Long-term debt	$-		$-		$329		$3,821		$8,500
Current ratio	1.89 to 1		1.82 to 1		1.91 to 1		1.83 to 1		1.84 to 1
Book value per share	$17.66		$18.08		$17.83		$16.85		$16.25

(1)

Fiscal 2019, 2018, 2017, 2016 and 2015 included logistical services revenue from Zenith in the amount of $48,222, $54,386, $54,406, $54,842 and $43,522, respectively, since the acquisition of Zenith on February 2, 2015.

(2)

Fiscal 2019 operating income includes asset impairment charges, a goodwill impairment charge, litigation costs, early retirement program charges and lease exit costs totaling $8,041. Fiscal 2018 operating income includes restructuring and asset impairment charges and lease exit costs totaling $770. Fiscal 2017 operating income includes a gain of $1,220 resulting from the sale of our retail store in Las Vegas, Nevada. Fiscal 2016 operating income includes the benefit of a $1,428 award received from the settlement of class action litigation. Fiscal 2015 included restructuring and asset impairment charges and lease exit costs totaling $974. See Note 15 to the Consolidated Financial Statements for additional information related to each of these items.

(3)

Fiscal 2017 includes $4,221 of gains resulting from the sale of investments (see Note 9 to the Consolidated Financial Statements), and an impairment charge of $1,084 retail real estate held for investment (see Note 2 to the Consolidated Financial Statements).

(4)	Fiscal 2015 includes a remeasurement gain of $7,212 arising from our acquisition of Zenith and $240 of income received from the Continued Dumping and Subsidy Offset Act (“CDSOA”).
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

(Amounts in thousands except share and per share data)

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks.  The current fiscal year ending November 30, 2019 is a 53-week year, with the additional week being included in our first fiscal quarter.  Accordingly, the information presented below includes 53 weeks of operations for the year ended November 30, 2019 as compared to 52 weeks included in the years ended November 24, 2018 and November 25, 2017.

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 117-year history has instilled the principles of quality, value, and integrity in everything we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and meet the demands of a global economy.

With 103 BHF stores at November 30, 2019, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

The BHF stores feature custom order furniture, free in-home design visits (“home makeovers”) and coordinated decorating accessories.  Our philosophy is based on building strong long-term relationships with each customer.  Sales people are referred to as “Design Consultants” and are trained to evaluate customer needs and provide comprehensive solutions for their home decor.  Until a rigorous training and design certification program is completed, Design Consultants are not authorized to perform in-home design services for our customers.

We have factories in Newton, North Carolina and Grand Prairie, Texas that manufacture custom upholstered furniture, a factory in Martinsville, Virginia that primarily assembles and finishes our custom casual dining offerings and a factory in Bassett, Virginia that assembles and finishes our “Bench Made” line of custom, solid hardwood furniture. In late 2019, we also began operating a facility in Haleyville, Alabama that will provide Bassett with the capability to manufacture custom aluminum outdoor furniture primarily under the Lane Venture brand. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its process, with custom pieces often manufactured within two weeks of taking the order in our stores. Our logistics team then promptly ships the product to one of our home delivery hubs or to a location specified by our licensees.  In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture (casegoods) and certain leather upholstery offerings from several foreign plants, primarily in Vietnam, Thailand and China. Over 75% of the products we currently sell are manufactured in the United States.

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

On December 21, 2017, we purchased certain assets and assumed certain liabilities of Lane Venture from Heritage Home Group, LLC for $15,556 in cash. Lane Venture is a manufacturer and distributor of premium outdoor furniture and is now being operated as a component of our wholesale segment. This acquisition marked our entry into the market for outdoor furniture and we believe that Lane Venture has provided a foundation for us to become a significant participant in this category. Our strategy is to distribute this brand outside of our BHF store network only. See Note 3 to our consolidated financial statements for additional details regarding this acquisition.

With the knowledge we have gained through operating Lane Venture, we have developed a new separate brand that will only be marketed through the BHF store network. This will allow Bassett branded product to move from inside the home to outside the home to capitalize the growing trend of outdoor living. Bassett Outdoor is currently marketed in a limited number of stores with a broader distribution planned late in the first quarter of 2020.

At November 30, 2019, our BHF store network included 70 Company-owned stores and 33 licensee-owned stores. During fiscal 2019, we opened new stores in Coral Gables, Florida, Columbus, Ohio, Tucson, Arizona, Estero, Florida, Sarasota, Florida and Princeton, New Jersey. During fiscal 2019 we closed one underperforming store in Gulfport, Mississippi and repositioned our store in Friendswood, Texas and another store in Palm Beach, Florida. In addition, a new licensee store was opened in Boise, Idaho. A new 23,000 square foot licensee store was opened in December of 2019 in Thornton, Colorado.

We have completed a three-year store expansion program that has seen us grow to more than 100 stores throughout the country. We currently have no Company-owned or licensee-owned store openings planned. Our strategy is to assess the current fleet of stores and improve the overall operations and profitability of the Corporate Retail segment. We will continue to assess the economic and competitive environment in various markets and may consider future expansion should attractive opportunities arise.

As with any retail operation, prior to opening a new store we incur such expenses as rent, training costs and other payroll related costs. These costs generally range between $200 to $400 per store depending on the overall rent costs for the location and the period between the time when we take physical possession of the store space and the time of the store opening. Generally, rent payments during a buildout period between delivery of possession and opening of a new store are deferred and therefore straight-line rent expense recognized during that time does not require cash. Inherent in our retail business model, we also incur losses in the two to three months of operation following a new store opening. Like other furniture retailers, we do not recognize a sale until the furniture is delivered to our customer. Because our retail business model does not involve maintaining a stock of retail inventory that would result in quick delivery and because of the custom nature of many of our furniture offerings, delivery to our customers usually occurs about 30 days after an order is placed. We generally require a deposit at the time of order and collect the remaining balance when the furniture is delivered, at which time the sale is recognized. Coupled with the previously discussed store pre-opening costs, total start-up losses can range from $400 to $600 per store.

Today’s customers expect their digital experiences and communications to be personalized, highly-relevant and catered to match their specific needs and preferences. We have established a centralized customer care center that is using customer relationship management (CRM) software to track each customer’s path from initial engagement through point of sale and ultimately to their post-delivery experience. We will continue to invest in our digital effort to improve our customers’ journey from the time they begin on our website to the final step of delivering the goods to their homes. We view the combination of website traffic and store traffic in a holistic fashion where our customer generally experiences our brand on our website before visiting a store. While store traffic has been decreasing over the last few years, traffic to our website increased this year with web visits up 15% for the year ended November 30, 2019 as compared to the prior year period. We plan to invest more in new digital outreach strategies on a store market by market basis to drive more traffic to the website.

Our pure e-commerce sales (ordering directly from the website) have historically been immaterial. We plan to invest in our website in 2020 to improve the navigation and the ordering capabilities to increase web sales. Much of our current product offerings highlight the breadth and depth of our custom furniture capabilities which are difficult to show and sell online. We plan to expand our merchandising strategies to include more product that can be more easily purchased online with or without a store visit. While we work to increase web sales, we will not compromise on our in-store experience or the quality of our in-home makeover capabilities.

Analysis of Operations

Net sales revenue, cost of furniture and accessories sold, selling, general and administrative (“SG&A”) expense, new store pre-opening costs, other charges, and income from operations were as follows for the years ended November 30, 2019, November 24, 2018 and November 25, 2017:

							Change from Prior Year
							2019 vs 2018		2018 vs 2017
	2019*		2018		2017		Dollars	Percent	Dollars	Percent
Sales Revenue:
Furniture and accessories	$403,865	89.3%	$402,469	88.1%	$398,097	88.0%	$1,396	0.3%	$4,372	1.1%
Logistics	48,222	10.7%	54,386	11.9%	54,406	12.0%	(6,164)	-11.3%	(20)	0.0%
Total net sales revenue	452,087	100.0%	456,855	100.0%	452,503	100.0%	(4,768)	-1.0%	4,352	1.0%

Cost of furniture and accessories sold	179,244	39.6%	179,581	39.3%	177,579	39.2%	(337)	-0.2%	2,002	1.1%
SG&A	264,280	58.5%	260,339	57.0%	245,493	54.3%	3,941	1.5%	14,846	6.0%
New store pre-opening costs	1,117	0.2%	2,081	0.5%	2,413	0.6%	(964)	-46.3%	(332)	-13.8%
Other charges	8,041	1.8%	770	0.2%	-	0.0%	7,271	994.3%	770	NM

Income (loss) from operations	$(595)	-0.1%	$14,084	3.1%	$27,018	6.0%	$(14,679)	-104.2%	$(12,934)	-47.9%

*53 weeks for fiscal 2019 as compared with 52 weeks for fiscal 2018 and 2017.

Our consolidated net sales by segment were as follows:

				Change from Prior Year
				2019 vs 2018		2018 vs 2017
	2019	2018	2017	Dollars	Percent	Dollars	Percent
Net Sales
Wholesale	$261,105	$255,958	$249,193	$5,147	2.0%	$6,765	2.7%
Retail	268,693	268,883	268,264	(190)	-0.1%	619	0.2%
Logistical services	80,074	82,866	83,030	(2,792)	-3.4%	(164)	-0.2%
Inter-company eliminations:
Furniture and accessories	(125,933)	(122,372)	(119,360)	(3,561)	2.9%	(3,012)	2.5%
Logistical services	(31,852)	(28,480)	(28,624)	(3,372)	11.8%	144	-0.5%
Consolidated	$452,087	$456,855	$452,503	$(4,768)	-1.0%	$4,352	1.0%

Refer to the segment information which follows for a discussion of the significant factors and trends affecting our results of operations for fiscal 2019 and 2018 as compared with the prior year periods.

Certain other items affecting comparability between periods are discussed below in “Other Items Affecting Net Income”.

Segment Information

We have strategically aligned our business into three reportable segments as described below:

Wholesale. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (licensee-owned stores and Company-owned stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both Company- and licensee-owned stores. We eliminate the sales between our wholesale and retail segments as well as the imbedded profit in the retail inventory for the consolidated presentation in our financial statements. Our wholesale segment also includes our holdings of short-term investments and retail real estate previously leased as licensee stores. The earnings and costs associated with these assets are included in other loss, net, in our consolidated statements of operations.

Retail – Company-owned stores. Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities (including real estate) and capital expenditures directly related to these stores and the Company-owned distribution network utilized to deliver products to our retail customers.

Logistical services. With our acquisition of Zenith on February 2, 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping and warehousing services for the Company, the revenue from which is eliminated upon consolidation, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistics revenue in our consolidated statement of operations. Zenith’s operating costs are included in selling, general and administrative expenses.

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

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results:

	Year Ended November 30, 2019
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$261,105	$268,693	$-	$(125,933)	(1)	$403,865
Logistics	-	-	80,074	(31,852)	(2)	48,222
Total sales revenue	261,105	268,693	80,074	(157,785)		452,087
Cost of furniture and accessories sold	173,350	131,528	-	(125,634)	(3)	179,244
SG&A expense	76,299	143,057	78,219	(33,295)	(4)	264,280
New store pre-opening costs	-	1,117	-	-		1,117
Income (loss) from operations (5)	$11,456	$(7,009)	$1,855	$1,144		$7,446

	Year Ended November 24, 2018
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$255,958	$268,883	$-	$(122,372)	(1)	$402,469
Logistics	-	-	82,866	(28,480)	(2)	54,386
Total sales revenue	255,958	268,883	82,866	(150,852)		456,855
Cost of furniture and accessories sold	171,272	130,591	-	(122,282)	(3)	179,581
SG&A expense	72,412	136,523	81,468	(30,064)	(4)	260,339
New store pre-opening costs	-	2,081	-	-		2,081
Income (loss) from operations (5)	$12,274	$(312)	$1,398	$1,494		$14,854

	Year Ended November 25, 2017
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$249,193	$268,264	$-	$(119,360)	(1)	$398,097
Logistics	-	-	83,030	(28,624)	(2)	54,406
Total sales revenue	249,193	268,264	83,030	(147,984)		452,503
Cost of furniture and accessories sold	164,028	132,463	-	(118,912)	(3)	177,579
SG&A expense	66,044	129,898	80,068	(30,517)	(4)	245,493
New store pre-opening costs	-	2,413	-	-		2,413
Income from operations	$19,121	$3,490	$2,962	$1,445		$27,018

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale segment.
(3)

Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment, as well as the change for the period in the elimination of intercompany profit in ending retail inventory.

(4)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate and logistical services expense incurred from Zenith by our wholesale segment.

	Year Ended
	November 30,	November 24,	November 25,
	2019	2018	2017

Intercompany logistical services	$(31,852)	$(28,480)	$(28,624)
Intercompany rents	(1,443)	(1,584)	(1,893)
Total SG&A expense elimination	$(33,295)	$(30,064)	$(30,517)

(5)	Excludes the effects of goodwill and asset impairment charges, cost of early retirement program, litigation costs and lease exit costs which are not allocated to our segments.

The following table reconciles income from operations as shown above for our consolidated segment results with income (loss) from operations as reported in accordance with GAAP:

	2019	2018	2017

Consolidated segment income from operations excluding special charges	$7,446	$14,854	$27,018
Less:
Asset impairment charges	4,431	469	-
Goodwill impairment charge	1,926	-	-
Early retirement program	835	-	-
Litigation expense	700	-	-
Lease exit costs	149	301	-

Income (loss) from operations as reported	$(595)	$14,084	$27,018

Asset Impairment Charges

During fiscal 2019 the loss from operations included $4,431 of non-cash impairment charges recognized on the assets of six underperforming retail stores.

During fiscal 2018 income from operations included $469 of non-cash asset impairment charges recognized on the assets of one underperforming retail store.

With regard to these seven locations, we are evaluating their ongoing viability which may result in the decision to close certain of these stores in the future.

Goodwill Impairment Charge

During fiscal 2019 our annual evaluation of the carrying value of our recorded goodwill resulted in the recognition of a $1,926 non-cash charge for the impairment of goodwill associated with our retail reporting unit (see Note 8 to our Consolidated Financial Statements).

Early Retirement Program

During the first quarter of fiscal 2019, we offered a voluntary early retirement package to certain eligible employees of the Company. Twenty-three employees accepted the offer, which expired on February 28, 2019. These employees are to receive pay equal to one-half their current salary plus benefits over a period of one year from the final day of each individual’s active employment. Accordingly, we recognized a charge of $835 during the year ended November 30, 2019.

Litigation Expense

During fiscal 2019 we accrued $700 for the estimated costs to resolve certain wage and hour violation claims that have been asserted against the Company. While the ultimate cost of resolving these claims may be substantially higher, the amount accrued represents our estimate of the most likely outcome of a mediated settlement.

Lease Exit Costs

During fiscal 2019 we recognized a $149 charge for lease exit costs incurred in connection with the repositioning of a Company-owned retail store in Palm Beach, Florida to a new location within the same market.

During fiscal 2018 we recognized a $301 charge for lease exit costs incurred in connection with the closing of a Company-owned retail store location in San Antonio, Texas.

Wholesale Segment

Net sales, gross profit, SG&A expense and operating income for our Wholesale Segment were as follows for the years ended November 30, 2019, November 24, 2018 and November 25, 2017:

							Change from Prior Year
							2019 vs 2018		2018 vs 2017
	2019*		2018		2017		Dollars	Percent	Dollars	Percent

Net sales	$261,105	100.0%	$255,958	100.0%	$249,193	100.0%	$5,147	2.0%	$6,765	2.7%
Gross profit	87,755	33.6%	84,686	33.1%	85,165	34.2%	3,069	3.6%	(479)	-0.6%
SG&A	76,299	29.2%	72,412	28.3%	66,044	26.5%	3,887	5.4%	6,368	9.6%
Income from operations	$11,456	4.4%	$12,274	4.8%	$19,121	7.7%	$(818)	-6.7%	$(6,847)	-35.8%

Wholesale shipments by category for the last three fiscal years are summarized below:

							Change from Prior Year
							2019 vs 2018		2018 vs 2017
	2019*		2018		2017		Dollars	Percent	Dollars	Percent

Bassett Custom Upholstery	$152,415	58.4%	$141,321	55.2%	$136,366	54.7%	$11,094	7.9%	$4,955	3.6%
Bassett Leather	19,220	7.4%	21,589	8.4%	22,528	9.0%	(2,369)	-11.0%	(939)	-4.2%
Bassett Custom Wood	46,082	17.6%	46,074	18.0%	43,793	17.6%	8	0.0%	2,281	5.2%
Bassett Casegoods	40,920	15.7%	42,875	16.8%	42,874	17.2%	(1,955)	-4.6%	1	0.0%
Accessories	2,468	0.9%	4,099	1.6%	3,632	1.5%	(1,631)	-39.8%	467	12.9%
Total	$261,105	100.0%	$255,958	100.0%	$249,193	100.0%	$5,147	2.0%	$6,765	2.7%

*53 weeks for fiscal 2019 as compared with 52 weeks for fiscal 2018 and 2017.

Fiscal 2019 as Compared to Fiscal 2018

On an average weekly basis (normalizing for 53 weeks compared to 52 weeks), net sales for 2019 were essentially flat at $256,178. A $3,206 increase in outdoor furniture shipments was primarily offset by a $2,707 decrease in juvenile furniture shipments as we exited this furniture line during 2019. In addition, the wholesale segment ceased selling accessories to the BHF network beginning at the start of the third quarter of 2019. Both the corporate- and licensee-owned stores now purchase accessories directly from third-party accessory providers. This resulted in a $1,678 decrease in the sale of accessories. Gross margin for the wholesale segment was 33.6% for fiscal 2019 as compared to 33.1% for the prior year. This increase was primarily driven by higher margins in domestic custom upholstery operations as price increases implemented during the third quarter of 2018 offset the increased raw material costs experienced late in 2017 and early 2018. Margins in the imported wood operations increased due to lower realized container freight costs and improved margins on the sales of discontinued product, partially offset by the $390 inventory valuation charge associated with our exit from the juvenile line of business. The increase in SG&A as a percentage of sales was primarily driven by higher marketing and other brand development costs and increased over-the-road freight and warehousing costs.

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

Wholesale Backlog

The dollar value of our wholesale backlog, representing orders received but not yet delivered to dealers and Company stores as of November 30, 2019, November 24, 2018, and November 25, 2017 was as follows:

	2019	2018	2017

Year end wholesale backlog	$19,953	$25,810	$22,239

Retail Segment – Company Owned Stores

Net sales, gross profit, SG&A expense, new store pre-opening costs and operating income for our Retail Segment were as follows for the years ended November 30, 2019, November 24, 2018 and November 25, 2017:

									Change from Prior Year
	2019 vs 2018				2018 vs 2017				2019 vs 2018		2018 vs 2017
	2019*		2018		2018		2017		Dollars	Percent	Dollars	Percent

Net sales	$268,693	100.0%	$268,883	100.0%	$268,883	100.0%	$268,264	100.0%	$(190)	-0.1%	$619	0.2%
Gross profit	137,165	51.0%	138,292	51.4%	138,292	51.4%	135,801	50.6%	(1,127)	-0.8%	2,491	1.8%
SG&A expense	143,057	53.2%	136,523	50.8%	136,523	50.8%	129,898	48.4%	6,534	4.8%	6,625	5.1%
New store pre-opening costs	1,117	0.4%	2,081	0.8%	2,081	0.8%	2,413	0.9%	(964)	-46.3%	(332)	-13.8%
Income (loss) from operations	$(7,009)	-2.6%	$(312)	-0.1%	$(312)	-0.1%	$3,490	1.3%	$(6,697)	2146.5%	$(3,802)	-108.9%

The following tables present operating results on a comparable store basis for each comparative set of periods. Table A compares the results of the 56 stores that were open and operating for all of 2019 and 2018. Table B compares the results of the 53 stores that were open and operating for all of 2018 and 2017.

Comparable Store Results:

									Change from Prior Year
	Table A: 2019 vs 2018 (56 Stores)				Table B: 2018 vs 2017 (53 Stores)				2019 vs 2018		2018 vs 2017
	2019*		2018		2018		2017		Dollars	Percent	Dollars	Percent

Net sales	$234,401	100.0%	$252,353	100.0%	$235,868	100.0%	$239,633	100.0%	$(17,952)	-7.1%	$(3,765)	-1.6%
Gross profit	119,786	51.1%	130,102	51.6%	121,399	51.5%	122,710	51.2%	(10,316)	-7.9%	(1,311)	-1.1%
SG&A expense	120,755	51.5%	124,396	49.3%	115,094	48.8%	115,161	48.1%	(3,641)	-2.9%	(67)	-0.1%
Income (loss) from operations	$(969)	-0.4%	$5,706	2.3%	$6,305	2.7%	$7,549	3.2%	$(6,675)	-117.0%	$(1,244)	-16.5%

The following tables present operating results for all other stores which were not comparable year-over-year. Each table includes the results of stores that either opened or closed at some point during the 24 months of each comparative set of periods.

All Other (Non-Comparable) Store Results:

									Change from Prior Year
	2019 vs 2018 All Other Stores				2018 vs 2017 All Other Stores				2019 vs 2018		2018 vs 2017
	2019*		2018		2018		2017		Dollars	Percent	Dollars	Percent

Net sales	$34,292	100.0%	$16,530	100.0%	$33,015	100.0%	$28,631	100.0%	$17,762	107.5%	$4,384	15.3%
Gross profit	17,379	50.7%	8,190	49.5%	16,893	51.2%	13,091	45.7%	9,189	112.2%	3,802	29.0%
SG&A expense	22,302	65.0%	12,127	73.4%	21,429	64.9%	14,737	51.5%	10,175	83.9%	6,692	45.4%
New store pre-opening costs	1,117	3.3%	2,081	12.6%	2,081	6.3%	2,413	8.4%	(964)	-46.3%	(332)	-13.8%
Loss from operations	$(6,040)	-17.6%	$(6,018)	-36.4%	$(6,617)	-20.0%	$(4,059)	-14.2%	$(22)	0.4%	$(2,558)	63.0%

*53 weeks for fiscal 2019 as compared with 52 weeks for fiscal 2018 and 2017.

Fiscal 2019 as Compared to Fiscal 2018

The decrease in net sales for the 70 Company-owned BHF stores was driven by a 7.1% decrease for the 56 comparable stores from fiscal 2018, offset by a $17,762 increase in non-comparable store sales as we have opened 13 stores over the last 24 months. On an average weekly basis (normalizing for the extra week in fiscal 2019), comparable store sales decreased 8.9%.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores decreased by 7.5% for fiscal 2019 as compared to fiscal 2018. On an average weekly basis, comparable store written sales decreased 9.3%.

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

The increase in SG&A expenses for comparable stores as a percentage of sales to 51.5% was primarily due to a de-leveraging of fixed costs from lower sales volumes, inefficiencies in the warehouse and home delivery operation and higher financing costs as more of our retail customers chose to finance their purchases through our third-party credit provider. These increases were partially offset by various fixed cost decreases primarily implemented in the second half of the year that resulted from changes to our cost structure.

The $22 increase in the operating loss from non-comparable stores for fiscal 2019 includes new store pre-opening costs of $1,117 compared to $2,081 for the prior year. We incur losses in the first two to three months of operation following a store opening as sales are not recognized in the income statement until the furniture is delivered to its customers resulting in operating expenses without the normal sales volume. Because we do not maintain a stock of retail inventory that would result in quick delivery, and because of the custom nature of the furniture offerings, such deliveries are generally not made until after 30 days from when the furniture is ordered by the customer. Coupled with the pre-opening costs, total start-up losses typically amount to $400 to $600 per store. During fiscal 2019 we incurred $1,392 of post-opening losses associated with six new stores opened during fiscal 2019 compared to $1,601 of post-opening losses incurred during fiscal 2018 associated with other locations.

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

Retail Comparable Store Sales Trends

The following table provides year-over-year comparable store sales trends for the last three fiscal years:

	2019	2018	2017
As reported:
Delivered	-7.1%	-1.6%	1.9%
Written	-7.5%	-3.6%	1.8%

Average weekly basis:
Delivered	-8.9%	-1.6%	1.9%
Written	-9.3%	-3.6%	1.8%

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers as of November 30, 2019, November 24, 2018, and November 25, 2017, was as follows:

	2019	2018	2017

Year end retail backlog	$31,146	$35,493	$35,684
Retail backlog per open store	$445	$546	$595

Logistical Services Segment

Revenues, operating expenses and income from operations for our logistical services segment were as follows for the years ended November 30, 2019, November 24, 2018 and November 25, 2017:

							Change from Prior Year
							2019 vs 2018		2018 vs 2017
	2019*		2018		2017		Dollars	Percent	Dollars	Percent
Logistics revenue	$80,074	100.0%	$82,866	100.0%	$83,030	100.0%	$(2,792)	-3.4%	$(164)	-0.2%
Operating expenses	78,219	97.7%	81,468	98.3%	80,068	96.4%	(3,249)	-4.0%	1,400	1.7%

Income from operations	$1,855	2.3%	$1,398	1.7%	$2,962	3.6%	$457	32.7%	$(1,564)	-52.8%

*53 weeks for fiscal 2019 as compared with 52 weeks for fiscal 2018 and 2017.

Fiscal 2019 as Compared to Fiscal 2018

On an average weekly basis (normalizing for the extra week fiscal 2019), revenues for Zenith decreased $4,303 or 5.2%. This decrease was primarily due to the discontinuation of home delivery services to third-party customers, partially offset by revenue increases in third-party warehousing operations. The decrease in Zenith’s operating expenses as a percent of sales was primarily due to reduced expenses due to the elimination of the home delivery operation, partially offset by increased employee health care and workers compensation costs due to unfavorable claims experience. Operating costs for fiscal 2019 and 2018 include non-cash depreciation and amortization charges of $4,019 and $4,068, respectively.

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

Other Items Affecting Net Income (Loss)

Other items affecting net income (loss) for fiscal 2019, 2018 and 2017 are as follows:

	2019	2018	2017

Gain on sales of investments (1)	$-	$-	$4,221
Interest income (2)	568	431	230
Interest expense (3)	(6)	(57)	(234)
Retail real estate impairment charge (4)	-	-	(1,084)
Net periodic pension costs (5)	(883)	(986)	(1,049)
Cost of company-owned life insurance (6)	(39)	(598)	(517)
Income from the Continued Dumping & Subsidy Offset Act (7)	-	7	94
Other investment income (8)	57	52	88
Other	(842)	(727)	(891)

Total other income (loss), net	$(1,145)	$(1,878)	$858

(1)	See Note 9 to the Consolidated Financial Statements for information related to gains realized from the sale of two investments during fiscal 2017.
(2)

Consists of interest income arising from our short-term investments. See Note 4 to the Consolidated Financial Statements for additional information regarding our investments in certificates of deposit.

(3)

Our interest expense in fiscal 2019 and 2018 declined significantly from fiscal 2017 as all remaining debt incurred with the 2015 acquisition of Zenith was repaid during fiscal 2018 and the remaining balances on the mortgages of two retail store locations were repaid in fiscal 2019. See Note 10 to the Consolidated Financial Statements for additional information regarding our debt.

(4)	See Note 2 to the Consolidated Financial Statements for information related to impairment of retail real estate during fiscal 2017.
(5)

Represents the portion of net periodic pension costs not included in income from operations. See Note 11 to the Consolidated Financial Statements for additional information related to our defined benefit pension plans.

(6)	Cost for fiscal 2019 and 2018 is net of life insurance proceeds of $629 and $266, respectively, arising from the deaths of former executives.
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

Provision for Income taxes

On December 22, 2017, The Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced the federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018 for all corporate taxpayers, while most other provisions of the Act took effect for fiscal years beginning on or after January 1, 2018. Therefore, we computed our income tax expense for fiscal 2018 using a blended federal statutory rate of 22.2%. The 21% federal statutory rate, as well as certain other provisions of the Act including the elimination of the domestic manufacturing deduction and new limitations on certain business deductions, were applied to our 2019 fiscal year.

We recorded an income tax provision of $188, $3,988 and $9,948 in fiscal 2019, 2018 and 2017, respectively. Our effective tax rate of (10.8%) for 2019 differs from the federal statutory rate of 21.0% primarily due to the $1,926 Goodwill impairment charge which is not deductible for tax purposes. Other items affecting the rate include the effects of state income taxes and certain other non-deductible expense. For fiscal 2018, our effective tax rate of 32.7% differs from the federal blended statutory rate of 22.2% primarily due to a discrete charge of $1,331 arising from the re-measurement of our deferred tax assets. Other items impacting our effective tax rate for fiscal 2018 include the effects of state income taxes and various permanent differences including the favorable impacts of excess tax benefits on stock-based compensation of $223 and the Section 199: Domestic Production Activities Deduction of $866. For fiscal 2017, our effective tax rate was 34.5% and differs from the statutory rate of 35.0% primarily due to the effects of state income taxes and various permanent differences including the favorable impact of the Section 199 manufacturing deduction. See Note 14 to the Consolidated Financial Statements for additional information regarding our income tax provision (benefit), as well as our net deferred tax assets and other matters.

We have net deferred tax assets of $5,744 as of November 30, 2019, which, upon utilization, are expected to reduce our cash outlays for income taxes in future years. It will require approximately $22,000 of future taxable income to utilize our net deferred tax assets.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for fiscal 2019 was $9,809 compared to $29,907 for fiscal 2018, a decrease of $20,098. This decrease is primarily due to increased investment in inventory due to opening new stores, other changes in working capital due in part to the timing impact of the additional week in the current fiscal year and lower comparable store sales on an average weekly basis resulting in reduced cash flows.

Our overall cash position decreased by $13,781 during fiscal 2019. In addition to the cash provided by operations, we had a net use of $11,173 of cash in investing activities, primarily consisting of capital expenditures associated with retail store expansion and relocations partially offset by the maturity of $5,207 of our investment in CDs. Net cash used in financing activities was $12,417, including dividend payments of $5,133 and stock repurchases of $7,345 under our existing share repurchase plan, of which $10,639 remains authorized at November 30, 2019. With cash and cash equivalents and short-term investments totaling $37,123 on hand at November 30, 2019, expected future operating cash flows, expected reduced capital expenditures from fewer store openings and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Our credit facility with our bank provides for a line of credit of up to $25,000. This credit facility is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement and expect to remain in compliance for the foreseeable future. The credit facility will mature in December 2021. At November 30, 2019, we had $2,673 outstanding under standby letters of credit against our line, leaving availability under our credit line of $22,327. In addition, we have outstanding standby letters of credit with another bank totaling $325.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services segment. We had obligations of $184,704 at November 30, 2019 for future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to three years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,776 at November 30, 2019. See Note 16 to our consolidated financial statements for additional details regarding our leases and lease guarantees.

Dividends and Share Repurchases

During fiscal 2019, we declared and paid four quarterly dividends totaling $5,133, or $0.50 per share. During fiscal 2019, we repurchased 513,649 shares of our stock for $7,345 under our share repurchase program. The weighted-average effect of these share repurchases on both our basic and diluted earnings (loss) per share was not significant. The approximate dollar value that may yet be purchased pursuant to our stock repurchase program as of November 30, 2019 was $10,639.

Capital Expenditures

We currently anticipate that total capital expenditures for fiscal 2020 will be approximately $10 to $12 million which will be used primarily for additional tractors for our logistical services segment, additional investments in technology and various remodels or updates to the existing store fleet. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the new stores, our rate of growth, our operating results and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events. We believe that our existing cash, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

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

We believe that the carrying amounts of our current assets and current liabilities approximate fair value due to the short-term nature of these items. The recurring estimate of the fair value of our mortgages and notes payable for disclosure purposes (see Note 10 to the Consolidated Financial Statements) involves Level 3 inputs. Our primary non-recurring fair value estimates, typically involving the valuation of business acquisitions (see Note 3 to the Consolidated Financial Statements), goodwill impairments (see Note 8 to the Consolidated Financial Statements) and asset impairments (see Note 15 to the Consolidated Financial Statements) have utilized Level 3 inputs.

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

	2020	2021	2022	2023	2024	Thereafter	Total
Post employment benefit obligations (1)	$921	$918	$1,123	$1,052	$1,007	$7,730	$12,751
Contractual advertising	810	-	-	-	-	-	810
Letters of credit	2,998	-	-	-	-	-	2,998
Operating leases (2)	37,031	32,478	27,929	22,913	16,835	47,518	184,704
Lease guarantees (3)	347	347	347	353	382	-	1,776
Other obligations & commitments	200	200	100	100	100	150	850
Purchase obligations (4)	-	-	-			-	-
Total	$42,307	$33,943	$29,499	$24,418	$18,324	$55,398	$203,889

(1)

Does not reflect a reduction for the impact of any company owned life insurance proceeds to be received. Currently, we have life insurance policies with net death benefits of $17,271 to provide funding for these obligations. See Note 11 to the Consolidated Financial Statements for more information.

(2)	Does not reflect a reduction for the impact of sublease income to be received. See Note 16 to the Consolidated Financial Statements for more information.
(3)	Lease guarantees relate to payments we would only be required to make in the event of default on the part of the guaranteed parties.
(4)

The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. At the end of fiscal year 2018, we had approximately $18,732 in open purchase orders, primarily for imported inventories, which are in the ordinary course of business.

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

Revenue Recognition - We adopted ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606 or "ASC 606") effective as of November 25, 2018, the beginning of our 2019 fiscal year. ASC 606 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer.

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

At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. We typically collect a significant portion of the purchase price as a customer deposit upon order, with the balance typically collected upon delivery. These deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $25,341 and $27,157 as of November 30, 2019 and November 24, 2018, respectively. Substantially all of the customer deposits held at November 24, 2018 related to performance obligations satisfied during fiscal 2019 and have therefore been recognized in revenue for the year ended November 30, 2019. Estimates for returns and allowances have been recorded as a reduction of revenue based on our historical return patterns. We also sell furniture protection plans to our retail customers on behalf of a third party which is responsible for the performance obligations under the plans. Revenue from the sale of these plans is recognized upon delivery of the goods net of amounts payable to the third party service provider.

For our logistical services segment, line-haul freight revenue is recognized as services are performed and are billed to the customer upon the completion of delivery to the destination. Because the customer receives the benefits of these services as the freight is in transit from point of origin to destination, we recognize revenue using a percentage of completion method based on our estimate of the amount of time freight has been in transit as of the reporting date compared with our estimate of the total required time for the deliveries. We recognize an asset for the amount of line-haul revenue earned but not yet billed which is included in other current assets. The balance of this asset was $441 at November 30, 2019 and $512 at the beginning of fiscal 2019 upon adoption of ASC 606. Warehousing services revenue is based upon warehouse space occupied by a customer’s goods and inventory movements in and out of a warehouse and is recognized as such services are provided and billed to the customer concurrently in the same period. All invoices for logistical services are due 30 days from invoice date.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our accounts receivable reserves were $815 and $754 at November 30, 2019 and November 24, 2018, respectively, representing 3.7% and 3.8% of our gross accounts receivable balances at those dates, respectively. The allowance for doubtful accounts is based on a review of specifically identified customer accounts in addition to an overall aging analysis. We evaluate the collectibility of our receivables from our licensees and other customers on a quarterly basis based on factors such as their financial condition, our collateral position, potential future plans with licensees and other similar factors. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivable and is adjusted accordingly based on historical experience, current developments and present economic conditions and trends. Although actual losses have not differed materially from our previous estimates, future losses could differ from our current estimates. Unforeseen events such as a licensee or customer bankruptcy filing could have a material impact on our results of operations.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined for domestic furniture inventories, excluding outdoor furniture products, using the last-in, first-out method. The cost of imported inventories and domestic outdoor furniture products is determined on a first-in, first-out basis. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. Our reserves for excess and obsolete inventory were $2,362 and $1,766 at November 30, 2019 and November 24, 2018, respectively, representing 3.4% and 2.7%, respectively, of our inventories on a last-in, first-out basis. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Goodwill – Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets and liabilities and identifiable intangible assets of businesses acquired. The acquisition of assets and liabilities and the resulting goodwill is allocated to the respective reporting unit: Wood, Upholstery, Retail or Logistical Services. We review goodwill at the reporting unit level annually for impairment or more frequently if events or circumstances indicate that assets might be impaired.

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in ASC Topic 350 (as amended by Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which we adopted for our annual evaluation of goodwill performed as of September 1, 2019). The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the quantitative evaluation process. Based on our qualitative assessment as described above, we concluded that, given declines in our income from operations, primarily resulting from operating losses incurred in our retail reporting unit, as well as in our stock price since the previous analysis in fiscal 2018, it was necessary to perform the quantitative evaluation in the current year.

The quantitative evaluation compares the carrying value of each reporting unit that has goodwill with the estimated fair value of the respective reporting unit. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, a goodwill impairment charge will be recognized in the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the total goodwill assigned to the reporting unit. The determination of the fair value of our reporting units is based on a combination of a market approach, that considers benchmark company market multiples, an income approach, that utilizes discounted cash flows for each reporting unit and other Level 3 inputs, and, in the case of our retail reporting unit, a cost approach that utilizes estimates of net asset value. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units. While we believe such assumptions and estimates are reasonable, the actual results may differ materially from the projected amounts. As a result of our annual goodwill impairment test performed as of September 1, 2019, we recognized an impairment of $1,926 on the goodwill assigned to our retail reporting unit, and concluded that the remaining $14,117 of goodwill assigned to our other reporting units was not impaired. The fair values of the other reporting units with material amounts of goodwill substantially exceeded their carrying values as of September 1, 2019.

Other Intangible Assets – Intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or between annual tests when an impairment indicator exists. The recoverability of indefinite-lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss equal to the excess would be recorded. At November 30, 2019, our indefinite-lived intangible assets other than goodwill consist of trade names acquired in the acquisitions of Zenith and Lane Venture and have a carrying value of $9,338.

Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We estimate the useful lives of our intangible assets and ratably amortize the value over the estimated useful lives of those assets. If the estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives or, if an asset is deemed to be impaired, a write-down of the value of the asset may be required at such time. At November 30, 2019 our definite-lived intangible assets consist of customer relationships and customized technology applications acquired in the acquisition of Zenith and customer relationships acquired in the acquisition of Lane Venture with a total carrying value of $2,721.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $17,845 and $19,997 at November 30, 2019 and November 24, 2018, respectively, for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,776 and $2,021 which we have guaranteed on behalf of licensees as of November 30, 2019 and November 24, 2018, respectively, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

			Net Book
	Number of	Aggregate	Value
	Locations	Square Footage	(in thousands)

Real estate occupied by Company-owned and operated stores, included in property and equipment, net	8	201,096	$17,845

Investment real estate leased to others	1	24,675	-	*

Total Company investment in retail real estate	9	225,771	$17,845

*The carrying value of a building in Chesterfield, Virginia that is subject to a ground lease was fully impaired during fiscal 2017.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bassett Furniture Industries, Incorporated and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated and Subsidiaries (the Company) as of November 30, 2019 and November 24, 2018, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended November 30, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2019 and November 24, 2018, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 23, 2020 expressed an unqualified opinion thereon.

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

Richmond, Virginia

January 23, 2020

Consolidated Balance Sheets

Bassett Furniture Industries, Incorporated and Subsidiaries

November 30, 2019 and November 24, 2018

(In thousands, except share and per share data)

	2019	2018
Assets
Current assets
Cash and cash equivalents	$19,687	$33,468
Short-term investments	17,436	22,643
Accounts receivable, net of allowance for doubtful accounts of $815 and $754 as of November 30, 2019 and November 24, 2018, respectively	21,378	19,055
Inventories	66,302	64,192
Other current assets	11,983	9,189
Total current assets	136,786	148,547

Property and equipment, net	101,724	104,863

Other long-term assets
Deferred income taxes, net	5,744	3,266
Goodwill and other intangible assets	26,176	28,480
Other	5,336	6,485
Total other long-term assets	37,256	38,231
Total assets	$275,766	$291,641

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,677	$27,407
Accrued compensation and benefits	11,308	12,994
Customer deposits	25,341	27,157
Other accrued liabilities	11,945	14,261
Total current liabilities	72,271	81,819

Long-term liabilities
Post employment benefit obligations	11,830	13,173
Other long-term liabilities	12,995	6,340
Total long-term liabilities	24,825	19,513

Commitments and Contingencies

Stockholders’ equity
Common stock, $5 par value; 50,000,000 shares authorized; issued and outstanding 10,116,290 at November 30, 2019 and 10,527,636 at November 24, 2018	50,581	52,638
Retained earnings	129,130	140,009
Additional paid-in-capital	195	-
Accumulated other comprehensive loss	(1,236)	(2,338)
Total stockholders' equity	178,670	190,309
Total liabilities and stockholders’ equity	$275,766	$291,641

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Operations

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 30, 2019, November 24, 2018, and November 25, 2017

(In thousands, except per share data)

	2019	2018	2017

Sales revenue:
Furniture and accessories	$403,865	$402,469	$398,097
Logistics	48,222	54,386	54,406
Total sales revenue	452,087	456,855	452,503

Cost of furniture and accessories sold	179,244	179,581	177,579

Selling, general and administrative expenses excluding new store pre-opening costs	264,280	260,339	245,493
New store pre-opening costs	1,117	2,081	2,413
Asset impairment charges	4,431	469	-
Goodwill impairment charge	1,926	-	-
Early retirement program	835	-	-
Litigation expense	700	-	-
Lease exit costs	149	301	-

Income (loss) from operations	(595)	14,084	27,018

Gain on sale of investments	-	-	4,221
Interest income	568	431	230
Interest expense	(6)	(57)	(234)
Impairment of investment in real estate	-	-	(1,084)
Other loss, net	(1,707)	(2,252)	(2,275)

Income (loss) before income taxes	(1,740)	12,206	27,876

Income tax expense	188	3,988	9,620

Net income (loss)	$(1,928)	$8,218	$18,256

Net income per share

Basic income (loss) per share	$(0.19)	$0.77	$1.71

Diluted income (loss) per share	$(0.19)	$0.77	$1.70

Dividends per share
Regular dividends	$0.50	$0.47	$0.42
Special dividend	$-	$-	$0.35

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 30, 2019, November 24, 2018, and November 25, 2017

(In thousands)

	2019	2018	2017

Net income (loss)	$(1,928)	$8,218	$18,256
Other comprehensive income (loss):
Recognize prior service cost associated with Long Term Cash Awards (LTCA)	-	-	(932)
Actuarial adjustment to LTCA	(141)
Amortization associated with LTCA	124	126	73
Income taxes related to LTCA	4	(32)	331
Actuarial adjustment to supplemental executive retirement defined benefit plan (SERP)	1,313	616	448
Amortization associated with SERP	184	304	374
Income taxes related to SERP	(382)	(237)	(311)

Other comprehensive income (loss), net of tax	1,102	777	(17)

Total comprehensive income (loss)	$(826)	$8,995	$18,239

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 30, 2019, November 24, 2018, and November 25, 2017

(In thousands)

	2019	2018	2017
Operating activities:
Net income (loss)	$(1,928)	$8,218	$18,256
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,500	13,203	13,312
Non-cash goodwill impairment charge	1,926	-	-
Non-cash asset impairment charges	4,431	469	-
Non-cash portion of lease exit costs	149	301	-
Gain on sale of investments	-	-	(4,221)
Net (gain) loss on disposals of property and equipment	515	(234)	(1,190)
Impairment charges on retail real estate	-	-	1,084
Deferred income taxes	(2,890)	4,663	(302)
Other, net	1,497	2,607	2,018
Changes in operating assets and liabilities
Accounts receivable	(2,555)	1,732	(1,225)
Inventories	(2,942)	(5,998)	(918)
Other current and long-term assets	1,017	(961)	2,477
Customer deposits	(1,816)	50	1,926
Accounts payable and accrued liabilities	(1,095)	5,857	5,840
Net cash provided by operating activities	9,809	29,907	37,057

Investing activities:
Purchases of property and equipment	(17,375)	(18,301)	(15,500)
Proceeds from sales of property and equipment	1,643	2,689	4,474
Cash paid for business acquisitions, net of cash acquired	-	(15,556)	(655)
Proceeds from sales and maturities of investments	5,207	482	5,546
Other	(648)	(1,287)	(857)
Net cash used in investing activities	(11,173)	(31,973)	(6,992)

Financing activities:
Cash dividends	(5,133)	(8,800)	(7,725)
Proceeds from exercise of stock options	25	27	310
Issuance of common stock	328	355	168
Repurchases of common stock	(7,345)	(5,946)	(83)
Taxes paid related to net share settlement of equity awards	-	(674)	(641)
Payments on notes and equipment loans	(292)	(3,377)	(3,289)
Net cash used in financing activities	(12,417)	(18,415)	(11,260)
Change in cash and cash equivalents	(13,781)	(20,481)	18,805
Cash and cash equivalents - beginning of year	33,468	53,949	35,144
Cash and cash equivalents - end of year	$19,687	$33,468	$53,949

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 30, 2019, November 24, 2018, and November 25, 2017

(In thousands, except share and per share data)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income (loss)	Total

Balance, November 26, 2016	10,722,947	$53,615	$255	$129,388	$(2,553)	$180,705

Comprehensive income
Net income	-	-	-	18,256	-	18,256
Prior service cost of LTCA, net of tax	-	-	-	-	(528)
Actuarial adjustment to SERP, net of tax	-	-	-	-	511	511
Regular dividends ($0.42 per share)	-	-	-	(4,508)	-	(4,508)
Special dividend ($0.35 per share)	-	-	-	(3,758)	-	(3,758)
Issuance of common stock	39,313	197	281	-	-	478
Purchase and retirement of common stock	(24,310)	(122)	(602)	-	-	(724)
Stock-based compensation	-	-	1,028	-	-	1,028

Balance, November 25, 2017	10,737,950	53,690	962	139,378	(2,570)	191,460

Comprehensive income
Net income	-	-	-	8,218	-	8,218
Prior service cost of LTCA, net of tax	-	-	-	-	94	94
Actuarial adjustment to SERP, net of tax	-	-	-	-	683	683
Reclassification of certain tax effects	-	-	-	545	(545)
Regular dividends ($0.47 per share)	-	-	-	(5,041)	-	(5,041)
Issuance of common stock	63,403	317	65	-	-	382
Purchase and retirement of common stock	(273,717)	(1,369)	(2,160)	(3,091)	-	(6,620)
Stock-based compensation	-	-	1,133	-	-	1,133

Balance, November 24, 2018	10,527,636	52,638	-	140,009	(2,338)	190,309

Comprehensive income (loss)
Net loss	-	-	-	(1,928)	-	(1,928)
Prior service cost of LTCA, net of tax	-	-	-	-	94	94
Actuarial adjustment to LTCA, net of tax	-	-	-	-	(105)	(105)
Actuarial adjustment to SERP, net of tax	-	-	-	-	1,113	1,113
Cumulative effect of a change in accounting principle	-	-	-	(21)	-	(21)
Regular dividends ($0.50 per share)	-	-	-	(5,133)	-	(5,133)
Issuance of common stock	102,303	511	217	-	-	728
Purchase and retirement of common stock	(513,649)	(2,568)	(980)	(3,797)	-	(7,345)
Stock-based compensation	-	-	958	-	-	958

Balance, November 30, 2019	10,116,290	$50,581	$195	$129,130	$(1,236)	$178,670

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1.	Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, the “Company”) based in Bassett, Virginia, is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s full range of furniture products and accessories, designed to provide quality, style and value, are sold through an exclusive nation-wide network of 103 retail stores known as Bassett Home Furnishings (referred to as “BHF”). Of the 103 stores, the Company owns and operates 70 stores (“Company-owned retail stores”) with the other 33 being independently owned (“licensee operated”). We also distribute our products through other multi-line furniture stores, many of which feature Bassett galleries or design centers, specialty stores and mass merchants.

We sourced approximately 23% of our wholesale products from various foreign countries, with the remaining volume produced at our five domestic manufacturing facilities.

Lane Venture Acquisition

On December 21, 2017, we purchased certain assets and assumed certain liabilities of Lane Venture from Heritage Home Group, LLC. Lane Venture is being operated as a component of our wholesale segment (see Note 3, Business Combinations). Results of operations for the Lane Venture business are included in our consolidated statements of operations since the date of acquisition.

2.	Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our fiscal year ends on the last Saturday in November, which periodically results in a 53-week year.   Fiscal 2019 contained 53 weeks while fiscal 2018 and 2017 each contained 52 weeks. The Consolidated Financial Statements include the accounts of Bassett Furniture Industries, Incorporated and our majority-owned subsidiaries in which we have a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation. Accordingly, the results of Lane Venture have been consolidated with our results since the date of the acquisition. Sales of logistical services from Zenith to our wholesale and retail segments have been eliminated, and Zenith’s operating costs and expenses since the date of acquisition are included in selling, general and administrative expenses in our consolidated statements of net income. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2019, 2018 and 2017 are to Bassett's fiscal year ended November 30, 2019, November 24, 2018 and November 25, 2017, respectively. References to the “ASC” included hereinafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board as the source of authoritative GAAP.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include allowances for doubtful accounts, calculation of inventory reserves, the valuation of our reporting units for the purpose of testing the carrying value of goodwill, valuation of income tax reserves, lease guarantees, insurance reserves and assumptions related to our post-employment benefit obligations. Actual results could differ from those estimates.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Revenue Recognition

We adopted ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606 or "ASC 606") effective as of November 25, 2018, the beginning of our 2019 fiscal year. ASC 606 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer.

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

At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. We typically collect a significant portion of the purchase price as a customer deposit upon order, with the balance typically collected upon delivery. These deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $25,341 and $27,157 as of November 30, 2019 and November 24, 2018, respectively. Substantially all of the customer deposits held at November 24, 2018 related to performance obligations satisfied during fiscal 2019 and have therefore been recognized in revenue for the year ended November 30, 2019. Estimates for returns and allowances have been recorded as a reduction of revenue based on our historical return patterns. We also sell furniture protection plans to our retail customers on behalf of a third party which is responsible for the performance obligations under the plans. Revenue from the sale of these plans is recognized upon delivery of the goods net of amounts payable to the third party service provider.

For our logistical services segment, line-haul freight revenue is recognized as services are performed and are billed to the customer upon the completion of delivery to the destination. Because the customer receives the benefits of these services as the freight is in transit from point of origin to destination, we recognize revenue using a percentage of completion method based on our estimate of the amount of time freight has been in transit as of the reporting date compared with our estimate of the total required time for the deliveries. We recognize an asset for the amount of line-haul revenue earned but not yet billed which is included in other current assets. The balance of this asset was $441 at November 30, 2019 and $512 at the beginning of fiscal 2019 upon adoption of ASC 606. Warehousing services revenue is based upon warehouse space occupied by a customer’s goods and inventory movements in and out of a warehouse and is recognized as such services are provided and billed to the customer concurrently in the same period. All invoices for logistical services are due 30 days from invoice date.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At November 30, 2019 and November 24, 2018, our balance of prepaid commissions included in other current assets was $2,435 and $2,739, respectively. We do not incur sales commissions in our logistical services segment.

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

Upon adoption of ASC 606, we have adopted the following policy elections and practical expedients:

•	We exclude from revenue amounts collected from customers for sales tax, which is consistent with our policy prior to the adoption of ASC 606.
•

We do not adjust the promised amount of consideration for the effects of a significant financing component since the period of time between transfer of our goods or services and the collection of consideration from the customer is less than one year.

•	We do not disclose the value of unsatisfied performance obligations because the transfer of goods or services is made within one year of the placement of customer orders.

See Note 19, Segment Information, for disaggregated revenue information.

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

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable and financial guarantees subject us to credit risk partially due to the concentration of amounts due from and guaranteed on behalf of independent licensee customers. At November 30, 2019 and November 24, 2018, our aggregate exposure from receivables and guarantees related to customers consisted of the following:

	2019	2018
Accounts receivable, net of allowances (Note 5)	$21,378	$19,055
Contingent obligations under lease and loan guarantees, less amounts recognized (Note 16)	1,751	1,995
Other	168	-
Total credit risk exposure related to customers	$23,297	$21,050

At November 30, 2019 and November 24, 2018, approximately 28% and 33%, respectively, of the aggregate risk exposure, net of reserves, shown above was attributable to five customers. In fiscal 2019, 2018 and 2017, no customer accounted for more than 10% of total consolidated net sales. However, two customers accounted for approximately 44%, 40% and 47% of our consolidated revenue from logistical services during 2019, 2018 and 2017, respectively.

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $1,846, $1,587, and $2,288 in fiscal 2019, 2018, and 2017, respectively. All of our export sales are invoiced and settled in U.S. dollars.

Inventories

Inventories (retail merchandise, finished goods, work in process and raw materials) are stated at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the last-in, first-out (“LIFO”) method because we believe this methodology provides better matching of revenue and expenses. The cost of imported inventories and Lane Venture product inventories are determined on a first-in, first-out (“FIFO”) basis. Inventories accounted for under the LIFO method represented 52% of total inventory before reserves at both November 30, 2019 and November 24, 2018. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Retail Real Estate

Prior to November 30, 2019, retail real estate was comprised of owned and leased properties which have in the past been utilized by licensee operated BHF stores and are now leased or subleased to non-licensee tenants. The net book value of our retail real estate at November 24, 2018 was $1,655, included in other long-term assets in our consolidated balance sheet, and consisted of one property located near Charleston, South Carolina which was fully occupied by a tenant under a long term lease. During fiscal 2019, this property was sold to the tenant for net proceeds in the amount of $1,475, resulting in a loss of $98, included in other loss, net in our accompanying statement of operations for the year ended November 30, 2019. Depreciation expense was $94, $103, and $127 in fiscal 2019, 2018, and 2017, respectively, and is included in other loss, net, in our consolidated statements of operations.

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

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitiative goodwill impairment test described in ASC Topic 350 (as amended by Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which we adopted for our annual evaluation of goodwill performed as of September 1, 2019). The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the quantitative evaluation process. Based on our qualitative assessment as described above, we concluded that, given declines in our income from operations, primarily resulting from operating losses incurred in our retail reporting unit, as well as in our stock price since the previous analysis in fiscal 2018, it was necessary to perform the quantitative evaluation in the current year.

The quantitative evaluation compares the carrying value of each reporting unit that has goodwill with the estimated fair value of the respective reporting unit. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, a goodwill impairment charge will be recognized in the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the total goodwill assigned to the reporting unit. The determination of the fair value of our reporting units is based on a combination of a market approach, that considers benchmark company market multiples, an income approach, that utilizes discounted cash flows for each reporting unit and other Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosure (see Note 4), and, in the case of our retail reporting unit, a cost approach that utilizes estimates of net asset value. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units. While we believe such assumptions and estimates are reasonable, the actual results may differ materially from the projected amounts. See Note 8 for additional information regarding the results of our annual goodwill impairment test performed as of September 1, 2019.

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

New Store Pre-Opening Costs

Income from operations for fiscal 2019, 2018 and 2017 includes new store pre-opening costs of $1,117, $2,081 and $2,413, respectively. Such costs consist of expenses incurred at the new store location during the period prior to its opening and include, among other things, facility occupancy costs such as rent and utilities and local store personnel costs related to pre-opening activities including training. New store pre-opening costs do not include costs which are capitalized in accordance with our property and equipment capitalization policies, such as leasehold improvements and store fixtures and equipment. Such capitalized costs associated with new stores are depreciated commencing with the opening of the store. There are no pre-opening costs associated with stores acquired from licensees, as such locations were already in operation at the time of their acquisition.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Shipping and Handling Costs

Costs incurred to deliver wholesale merchandise to customers are recorded in selling, general and administrative expense and totaled $18,402, $17,511, and $18,514 for fiscal 2019, 2018 and 2017, respectively. Costs incurred to deliver retail merchandise to customers, including the cost of operating regional distribution warehouses, are also recorded in selling, general and administrative expense and totaled $23,710, $20,640, and $19,604 for fiscal 2019, 2018 and 2017, respectively.

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred and are included in selling, general and administrative expenses. Advertising costs totaled $20,674, $20,922, and $18,834 in fiscal 2019, 2018, and 2017, respectively.

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

Supplemental Cash Flow Information

During the fourth quarter of fiscal 2019, we purchased certain fixed assets and inventory with a total purchase price of $2,225, of which $375 was paid for with the issuance of 24,590 shares if our common stock. There were no material non-cash investing or financing activities during fiscal 2018 or 2017.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

Effective as of the beginning of fiscal 2019, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Refer to the preceding discussion under “Revenue Recognition” for more information regarding the impact of ASC 606 on our financial statements.

Effective as of the beginning of fiscal 2019, we adopted Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. Among the types of cash flows addressed are payments for costs related to debt prepayments or extinguishments, payments representing accreted interest on discounted debt, payments of contingent consideration after a business combination, proceeds from insurance claims and company-owned life insurance, and distributions from equity method investees, among others. The amendments in ASU 2016-15 are to be adopted retrospectively with comparative amounts in prior period cash flow statements reclassified to conform to the current period presentation. Accordingly, for the years ended November 24, 2018 and November 25, 2017 we have reclassified investments in Company-owned life insurance (net of death benefits received) of $1,287 and $857, respectively, from cash flows from operating activities to cash flows from investing activities, and we have reclassified $78 and $184, respectively, representing the portion of a debt payment attributable to discount accretion from cash flows from financing activities to cash flows from operating activities.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Effective as of the beginning of fiscal 2019, we adopted Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Furthermore, equity investments without readily determinable fair values are to be assessed for impairment using a quantitative approach. The amendments in ASU 2016-01 should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. The adoption of this guidance did not have a material impact upon our financial condition or results of operations.

Effective as of the beginning of fiscal 2019, we adopted Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) does not constitute a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in ASU 2017-01 (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. During the fourth quarter of fiscal 2019, we purchased a set of production equipment for $1,966 which, upon application of the screen, did not constitute a business and was therefore accounted for as an asset purchase.

Effective as of the beginning of fiscal 2019, we adopted Accounting Standards Update No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Essentially, an entity will not have to account for the effects of a modification if: (1) The fair value of the modified award is the same immediately before and after the modification; (2) the vesting conditions of the modified award are the same immediately before and after the modification; and (3) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. The adoption of this guidance did not have a material impact upon our financial condition or results of operations.

Effective for our annual test for impairment of goodwill as of the beginning of the fourth fiscal quarter of 2019, we have adopted Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Refer to the preceding discussion under “Goodwill” for additional information regarding the results of our annual impairment test following the adoption of ASU 2017-04.

Recent Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 (as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20) requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. As with previous guidance, there continues to be a differentiation between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Lease assets and liabilities arising from both finance and operating leases will be recognized in the statement of financial position. ASU 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. In addition, ASU 2018-11 provides for an additional (and optional) transition method by which entities may elect to initially apply the transition requirements in Topic 842 at that Topic’s effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption and without retrospective application to any comparative prior periods presented. Also, ASU 2018-20 provides certain narrow-scope improvements to Topic 842 as it relates to lessors. We have substantially completed identifying the population of contracts that meet the definition of a lease under ASU 2016-02. We are in the final stage of implementing a lease accounting system and finalizing our control framework in preparation for the adoption of this standard in the first quarter of fiscal 2020. We plan to elect certain practical expedients permitted under the transition guidance, including the package of practical expedients, which allows the Company to not reassess whether existing contracts contain leases, the lease classification of existing leases, or initial direct costs for existing leases. We also plan to elect not to separate lease and non-lease components for certain classes of leased assets and not to recognize a right-of-use asset and a lease liability for leases with an initial term of twelve months or less. We will adopt the guidance of ASU 2016-02 using the optional transition method as provided by ASU 2018-11. On adoption, we will recognize additional operating liabilities, with corresponding right of use assets of the same amount adjusted for prepaid/deferred rent, unamortized lease incentives and any impairment of right of use assets based on the present value of the remaining minimum rental payments. We expect the adoption of this standard to have a material effect on our statement of financial position (refer to Note 16 for information regarding our leases currently classified as operating leases under ASC Topic 840).

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 – Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. The amendments in ASU 2018-15 will become effective for us as of the beginning of our 2021 fiscal year. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impact that this guidance will have upon our financial position and results of operations, if any.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 – Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 will become effective for us as of the beginning of our 2022 fiscal year. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impact that this guidance will have upon our financial position and results of operations, if any.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net income or Stockholders’ equity. See “Recently Adopted Accounting Pronouncements” above regarding the impact of our adoption of ASU 2016-15 on the statements of cash flows for fiscal 2018 and 2017.

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

Acquisition costs related to the Lane Venture acquisition totaled $256 during the year ended November 24, 2018, and are included in selling, general and administrative expenses in the consolidated statements of operations. The acquisition costs are primarily related to legal, accounting and valuation services.

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

Investments

Our short-term investments of $17,436 and $22,643 at November 30, 2019 and November 24, 2018, respectively, consisted of certificates of deposit (CDs) with original terms of six to twelve months, bearing interest at rates ranging from 0.85% to 2.55%. At November 30, 2019, the weighted average remaining time to maturity of the CDs was approximately three months and the weighted average yield of the CDs was approximately 2.09%. Each CD is placed with a federally insured financial institution and all deposits are within Federal deposit insurance limits. As the CDs mature, we expect to reinvest them in CDs of similar maturities of up to one year. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at November 30, 2019 and November 24, 2018 approximates their fair value.

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

We believe that the carrying amounts of our current assets and current liabilities approximate fair value due to the short-term nature of these items. The recurring estimate of the fair value of our notes payable for disclosure purposes (see Note 10) involves Level 3 inputs. Our primary non-recurring fair value estimates typically involve business acquisitions (Note 3) which involve a combination of Level 2 and Level 3 inputs, goodwill impairment testing (Note 8), which involves Level 3 inputs, and asset impairments (Note 15) which utilize Level 3 inputs.

5.	Accounts Receivable

Accounts receivable consists of the following:

	November 30, 2019	November 24, 2018
Gross accounts receivable	$22,193	$19,809
Allowance for doubtful accounts	(815)	(754)
Net accounts receivable	$21,378	$19,055

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Activity in the allowance for doubtful accounts was as follows:

	2019	2018

Balance, beginning of the year	$754	$617
Acquired allowance on accounts receivable (Note 3)	-	50
Additions charged to expense	61	339
Reductions to allowance, net	-	(252)
Balance, end of the year	$815	$754

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 4.

6.	Inventories

Inventories consist of the following:

	November 30, 2019	November 24, 2018
Wholesale finished goods	$27,792	$30,750
Work in process	733	432
Raw materials and supplies	17,293	15,503
Retail merchandise	31,534	27,599
Total inventories on first-in, first-out method	77,352	74,284
LIFO adjustment	(8,688)	(8,326)
Reserve for excess and obsolete inventory	(2,362)	(1,766)
	$66,302	$64,192

We source a significant amount of our wholesale product from other countries. During 2019, 2018 and 2017, purchases from our two largest vendors located in Vietnam and China were $15,221, $24,073 and $21,977 respectively.

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance at November 25, 2017	$1,618	$277	$1,895
Acquired reserve on inventory (Note 3)	110	-	110
Additions charged to expense	1,884	425	2,309
Write-offs	(2,112)	(436)	(2,548)
Balance at November 24, 2018	1,500	266	1,766
Additions charged to expense	1,881	373	2,254
Write-offs	(1,327)	(331)	(1,658)
Balance at November 30, 2019	$2,054	$308	$2,362

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Additions charged to expense for our wholesale segment during the year ended November 30, 2019 includes a $390 inventory valuation charge arising from our decision to exit the juvenile furniture line of business.

7.	Property and Equipment

Property and equipment consist of the following:

	November 30, 2019	November 24, 2018
Land	$9,478	$9,908
Buildings and leasehold improvements	126,085	124,449
Machinery and equipment	115,131	108,379
Property and equipment at cost	250,694	242,736
Less accumulated depreciation	(148,970)	(137,873)
Property and equipment, net	$101,724	$104,863

The net book value of our property and equipment by reportable segment is a follows:

	November 30, 2019	November 24, 2018
Wholesale	$28,993	$26,511
Retail - Company-owned stores	55,625	61,380
Logistical Services	17,106	16,972
Total property and equipment, net	$101,724	$104,863

At November 30, 2019 we owned one retail store property located in Gulfport, Mississippi which was under contract to be sold. The net book value of the property of $1,569 at November 30, 2019 is classified as held for sale and is included in other current assets in the accompanying consolidated balance sheets at November 30, 2019. The sale of the property was completed subsequent to November 30, 2019 for net proceeds of $1,639.

Depreciation expense associated with the property and equipment shown above was included in income from operations in our consolidated statements of operations as follows:

	2019	2018	2017

Cost of goods sold (wholesale segment)	$1,402	$1,264	$989
Selling, general and adminstrative expenses:
Wholesale segment	1,672	1,666	1,531
Retail segment	7,479	7,060	7,080
Logistical services segment	3,697	3,747	3,987
Total included in selling, general and adminstrative expenses	12,848	12,473	12,598
Total depreciation expense included in income from operations	$14,250	$13,737	$13,587

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	November 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$3,550	$(1,088)	$2,462
Technology - customized applications	834	(575)	259

Total intangible assets subject to amortization	$4,384	$(1,663)	2,721

Intangibles not subject to amortization:
Trade names			9,338
Goodwill			14,117

Total goodwill and other intangible assets			$26,176

	November 24, 2018
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$3,550	$(829)	$2,721
Technology - customized applications	834	(456)	378

Total intangible assets subject to amortization	$4,384	$(1,285)	3,099

Intangibles not subject to amortization:
Trade names			9,338
Goodwill			16,043

Total goodwill and other intangible assets			$28,480

We performed our annual goodwill impairment test as of September 1, 2019. As a result of this test, we concluded that the carrying value of our retail reporting unit exceeded its fair value by an amount in excess of the goodwill previously allocated to the reporting unit. Therefore, we recognized a goodwill impairment charge of $1,926. The fair values of the other reporting units with material amounts of goodwill substantially exceeded their carrying values as of September 1, 2019.

The determination of the fair value of our reporting units is based on a combination of a market approach, that considers benchmark company market multiples, and an income approach, that utilizes discounted cash flows for each reporting unit and other Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosure (see Note 4). Under the income approach, we determine fair value based on the present value of the most recent cash flow projections for each reporting unit as of the date of the analysis and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on future sales, new product introductions, customer behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Changes in the carrying amounts of goodwill by reportable segment were as follows:

	Wholesale	Retail	Logistics	Total

Balance as of November 25, 2017	$5,045	$1,926	$4,929	$11,900
Goodwill arising from Lane Venture acquisition (Note 3)	4,143	-	-	4,143

Balance as of November 24, 2018	9,188	1,926	4,929	16,043
Goodwill impairment	-	(1,926)	-	(1,926)

Balance as of November 30, 2019	$9,188	$-	$4,929	$14,117

Accumulated impairment losses at November 30, 2019 were $1,926. There were no accumulated impairment losses on goodwill as of November 24, 2018 or November 25, 2017.

The weighted average useful lives of our finite-lived intangible assets and remaining amortization periods as of November 30, 2019 are as follows:

	Useful Life in Years	Remaining Amortization Period in Years

Customer relationships	14	10
Technology - customized applications	7	2

Amortization expense associated with intangible assets during fiscal 2019, 2018 and 2017 was $379, $374 and $322, respectively and is included in selling, general and administrative expense in our consolidated statement of operations. All expense arising from the amortization of intangible assets is associated with our logistical services segment except for $57 and $51 in fiscal 2019 and 2018, respectively, associated with our wholesale segment arising from Lane Venture (Note 3). Estimated future amortization expense for intangible assets that exist at November 30, 2019 is as follows:

Fiscal 2020	$379
Fiscal 2021	379
Fiscal 2022	279
Fiscal 2023	259
Fiscal 2024	259
Thereafter	1,166

Total	$2,721

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

9.	Unconsolidated Affiliated Companies

International Market Centers, L.P.

In connection with the sale of our interest in International Home Furnishings Center, Inc. on May 2, 2011, we acquired a minority interest in International Market Centers, L.P. (“IMC”) in exchange for $1,000. Our investment in IMC was included in other long-term assets in our consolidated balance sheet as of November 26, 2016 and was accounted for using the cost method as we did not have significant influence over IMC. During fiscal 2017 IMC was sold resulting in the redemption of our entire interest for total proceeds of $1,954 resulting in a gain of $954 which is included in gain on sale of investments in our consolidated statement of operations.

Other

In 1985, we acquired a minority interest in a privately-held, start-up provider of property and casualty insurance for $325. We have accounted for this investment on the cost method and it was included in other long-term assets in our consolidated balance sheet as of November 26, 2016. During fiscal 2017 we sold our entire interest for $3,592 in cash, resulting in a gain of $3,267 which is included in gain on sale of investments in our consolidated statement of operations.

10.	Notes Payable and Bank Credit Facility

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

We have $2,673 outstanding under standby letters of credit against our line, leaving availability under our credit line of $22,327. In addition, we have outstanding standby letters of credit with another bank totaling $325.

Total interest paid during fiscal 2019, 2018 and 2017 was $7, $166 and $322, respectively.

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

The Plan is an account-based plan under which (i) participants may defer voluntarily the payment of current compensation to future years (“participant deferrals”) and (ii) the Company may make annual awards to participants payable in future years (“Company contributions”). The Plan permits each participant to defer up to 75% of base salary and up to 100% of any incentive compensation or other bonus, which amounts would be credited to a deferral account established for the participant. Such deferrals will be fully vested at the time of the deferral. Participant deferrals will be indexed to one or more deemed investment alternatives chosen by the participant from a range of alternatives made available under the Plan. Each participant’s account will be adjusted to reflect gains and losses based on the performance of the selected investment alternatives. A participant may receive distributions from the Plan: (1) upon separation from service, in either a lump sum or annual installment payments over up to a 15 year period, as elected by the participant, (2) upon death or disability, in a lump sum, or (3) on a date or dates specified by the participant (“scheduled distributions”) with such scheduled payments made in either a lump sum or substantially equal annual installments over a period of up to five years, as elected by the participant. Participant contributions commenced during the third quarter of fiscal 2017. Company contributions will vest in full (1) on the third anniversary of the date such amounts are credited to the participant’s account, (2) the date that the participant reaches age 63 or (3) upon death or disability. Company contributions are subject to the same rules described above regarding the crediting of gains or losses from deemed investments and the timing of distributions. Expense associated with the Company contribution was $196, $102 and $55 for fiscal 2019, 2018 and 2017, respectively. Our liability for Company contributions and participant deferrals at November 30, 2019 and November 24, 2018 was $894 and $749, respectively, and is included in post-employment benefit obligations in our consolidated balance sheets.

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

During fiscal 2019, 2018 and 2017, we invested $627, $900 and $431 in life insurance policies covering all participants in the Plan. At November 30, 2019, these policies have a net death benefit of $14,998 for which the Company is the sole beneficiary. These policies are intended to provide a source of funds to meet the obligations arising from the deferred compensation and LTC Awards under the Plan, and serve as an economic hedge of the financial impact of changes in the liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of the Company’s insolvency.

Supplemental Retirement Income Plan

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. Upon retirement, the Supplemental Plan provides for lifetime monthly payments in an amount equal to 65% of the participant’s final average compensation as defined in the Supplemental Plan, which is reduced by certain social security benefits to be received and other benefits provided by us. The Supplemental Plan also provides a death benefit that is calculated as (a) prior to retirement death, which pays the beneficiary 50% of final average annual compensation for a period of 120 months, or (b) post-retirement death, which pays the beneficiary 200% of final average compensation in a single payment. We own life insurance policies on these executives with a current net death benefit of $2,273 at November 30, 2019 and we expect to substantially fund this death benefit through the proceeds received upon the death of the executive. Funding for the remaining cash flows is expected to be provided through operations. There are no benefits payable as a result of a termination of employment for any reason other than death or retirement, other than a change of control provision which provides for the immediate vesting and payment of the retirement benefit under the Supplemental Plan in the event of an employment termination resulting from a change of control.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Aggregated summarized information for the Supplemental Plan and the LTC Awards, measured as of the end of each year presented, is as follows:

	2019	2018
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$11,652	$12,322
Service cost	190	196
Interest cost	441	418
Actuarial gains	(1,172)	(616)
Benefits paid	(1,021)	(668)
Projected benefit obligation at end of year	$10,090	$11,652

Accumulated Benefit Obligation	$9,998	$11,559

Discount rate used to value the ending benefit obligations:	2.75%	4.00%

Amounts recognized in the consolidated balance sheet:
Current liabilities	$655	$798
Noncurrent liabilities	9,435	10,854
Total amounts recognized	$10,090	$11,652
Amounts recognized in accumulated other comprehensive income:
Prior service cost	$606	$806
Actuarial loss	1,055	2,408
Net amount recognized	$1,661	$3,214

Total recognized in net periodic benefit cost and accumulated other comprehensive income:	$(541)	$(2)

	2019	2018	2017

Components of Net Periodic Pension Cost:
Service cost	$190	$196	$146
Interest cost	441	418	423
Amortization of transition obligation	-	42	42
Amortization of prior service cost	126	126	-
Amortization of other loss	183	262	323

Net periodic pension cost	$940	$1,044	$934

Assumptions used to determine net periodic pension cost:
Discount rate	4.00%	3.50%	3.75%
Increase in future compensation levels	3.00%	3.00%	3.00%

Estimated Future Benefit Payments (with mortality):
Fiscal 2020	655
Fiscal 2021	622
Fiscal 2022	821
Fiscal 2023	779
Fiscal 2024	734
Fiscal 2025 through 2029	2,961

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Of the $1,661 recognized in accumulated other comprehensive income at November 30, 2019, amounts expected to be recognized as components of net periodic pension cost during fiscal 2020 are as follows:

Prior service cost	$126
Other loss	7

Total expected to be amortized to net periodic pension cost in 2020	$133

The components of net periodic pension cost other than the service cost component are included in other loss, net in our consolidated statements of operations.

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or benefits permitted. We recognized expense of $204, $216, and $216 in fiscal 2019, 2018, and 2017, respectively, associated with the plan. Our liability under this plan was $1,767 and $1,837 as of November 30, 2019 and November 24, 2018, respectively. The non-current portion of this obligation is included in post-employment benefit obligations in our consolidated balance sheets, with the current portion included in accrued compensation and benefits.

Defined Contribution Plan

We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Employee contributions to the Plan are matched at the rate of 25% of up to 8% of gross pay, regardless of years of service. Expense for employer matching contributions was $1,157, $1,128 and $1,068 during fiscal 2019, 2018 and 2017, respectively.

12.	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the fiscal years ended November 30, 2019 and November 24, 2018, which is comprised solely of post-retirement benefit costs related to our SERP and LTC Awards, is as follows:

Balance at November 25, 2017	$(2,570)
Reclassification of certain tax effects to retained earnings (1)	(545)
Actuarial gains	616
Net pension amortization
reclassified from accumulated other comprehensive loss	430
Tax effects	(269)
Balance at November 24, 2018	(2,338)
Actuarial gains	1,172
Net pension amortization
reclassified from accumulated other comprehensive loss	308
Tax effects	(378)
Balance at November 30, 2019	$(1,236)

(1) In 2018 we adopted ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income. ASU 2018-02 addressed the impact of the remeasurement of deferred taxes on items in accumulated other comprehensive income due to the reduction in federal statutory rates arising from the Tax Cuts and Jobs Act of December 2017 by allowing the transfer of certain tax effects carried over from prior years to retained earnings as of the beginning of fiscal 2018.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

13.	Capital Stock and Stock Compensation

We account for our stock-based employee and director compensation plans in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period) which we recognize on a straight-line basis. Compensation expense related to restricted stock and stock options included in selling, general and administrative expenses in our consolidated statements of operations for fiscal 2019, 2018 and 2017 was as follows:

	2019	2018	2017

Stock based compensation expense	$958	$1,133	$1,028

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

Stock Options

There were no new grants of options made in 2019, 2018 or 2017.

Changes in the outstanding options under our plans during the year ended November 30, 2019 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at November 24, 2018	8,350	$8.02
Granted	-	-
Exercised	(3,100)	8.02
Forfeited/Expired	-	-
Outstanding at November 30, 2019	5,250	8.02
Exercisable at November 30, 2019	5,250	$8.02

All remaining options outstanding at November 30, 2019 are exercisable at $8.02 per share with a remaining contractual life of 1.6 years and an aggregate intrinsic value of $38. There were no non-vested options outstanding under our plans during the year ended November 30, 2019.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Additional information regarding activity in our stock options during fiscal 2019, 2018 and 2017 is as follows:

	2019	2018	2017

Total intrinsic value of options exercised	$34	$75	$564
Total cash received from the exercise of options	25	27	310
Excess tax benefits recognized in income tax expense upon the exercise of options	6	16	188

Restricted Shares

Changes in the outstanding non-vested restricted shares during the year ended November 30, 2019 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested restricted shares outstanding at November 24, 2018	81,036	$32.03
Granted	18,153	15.81
Vested	(6,036)	33.07
Forfeited	(3,000)	20.97
Non-vested restricted shares outstanding at November 30, 2019	90,153	$32.03

Restricted share awards granted in fiscal 2019 consisted of 9,653 restricted shares granted to our non-employee directors on March 6, 2019 which will vest on the first anniversary of the grant, and 5,000 and 3,500 restricted shares granted to employees on July 23, 2019 and October 9, 2019, respectively, which will vest on the third anniversary of each grant.

During fiscal 2019, 6,036 restricted shares were vested and released, all of which had been granted to directors. During fiscal 2018 and 2017, 19,810 shares and 21,210 shares, respectively, were withheld to cover withholding taxes of $674 and $641, respectively, arising from the vesting of restricted shares. During fiscal 2019, 2018 and 2017, excess tax benefits of $0, $207 and $366, respectively, were recognized within income tax expense upon the release of vested shares.

Additional information regarding our outstanding non-vested restricted shares at November 30, 2019 is as follows:

			Remaining
	Restricted	Share Value	Restriction
Grant	Shares	at Grant Date	Period
Date	Outstanding	Per Share	(Years)

January 10, 2017	36,000	$29.05	0.1
January 11, 2018	36,000	35.75	1.1
March 6, 2019	9,653	18.13	0.3
July 23, 2019	5,000	12.34	2.6
October 9, 2019	3,500	14.37	2.9
	90,153

Unrecognized compensation cost related to these non-vested restricted shares at November 30, 2019 is $594, of which $525 is expected to be recognized in fiscal 2020 with the remainder to be recognized over the following two fiscal years.

Employee Stock Purchase Plan

In March of 2017 we adopted and implemented the 2017 Employee Stock Purchase Plan (“2017 ESPP”) that allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the 2017 ESPP we sold 23,460, 14,967 and 6,275 shares to employees during fiscal 2019, 2018 and 2017, respectively, which resulted in an immaterial amount of compensation expense. There are 205,298 shares remaining available for sale under the 2017 ESPP at November 30, 2019.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

14.	Income Taxes

The components of the income tax provision are as follows:

	2019	2018	2017
Current:
Federal	$2,150	$(1,137)	$7,887
State	892	462	2,035

Deferred:
Increase (decrease) in
Federal	(2,191)	4,747	(200)
State	(663)	(84)	(102)
Total	$188	$3,988	$9,620

On December 22, 2017, The Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced the federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018 for all corporate taxpayers, while most other provisions of the Act became effective for fiscal years beginning on or after January 1, 2018. Therefore, we computed our income tax expense for fiscal 2018 using a blended federal statutory rate of 22.2%. The 21% federal statutory rate, as well as certain other provisions of the Act including the elimination of the domestic manufacturing deduction and new limitations on certain business deductions, applies to our 2019 fiscal year and thereafter. The federal rate reduction had a significant impact on our provision for income taxes for fiscal 2018 due to a discrete charge of $1,331 arising from the re-measurement of our deferred tax assets. Our accounting for the income tax effects of the Act was complete as of November 24, 2018.

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	2019	2018	2017
Statutory federal income tax rate	21.0%	22.2%	35.0%
Revaluation of deferred tax assets resulting from new enacted rates	-	10.9	-
State income tax, net of federal benefit	(14.0)	4.6	3.9
Impairment of non-deductible goodwill	(23.2)	-	-
Excess tax benefits from stock-based compensation	0.3	(1.5)	(1.8)
Other	5.1	(3.5)	(2.6)
Effective income tax rate	(10.8)%	32.7%	34.5%

Excess tax benefits in the amount of $22, $223 and $554 were recognized as a component of income tax expense during fiscal 2019, 2018 and 2017, respectively, resulting from the exercise of stock options and the release of restricted shares. The fiscal 2019 adjustment for impairment of non-deductible goodwill reflects the fact that there was no tax basis related to the impaired goodwill.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 30, 2019	November 24, 2018
Deferred income tax assets:
Trade accounts receivable	$207	$192
Inventories	2,487	1,755
Notes receivable	44	109
Post employment benefit obligations	3,241	3,619
State net operating loss carryforwards	193	218
Unrealized loss from affiliates	81	15
Net deferred rents	3,753	3,199
Other	1,828	1,290
Gross deferred income tax assets	11,834	10,397
Valuation allowance	-	-
Total deferred income tax assets	11,834	10,397

Deferred income tax liabilities:
Property and equipment	4,288	5,353
Intangible assets	1,114	1,060
Prepaid expenses and other	688	718

Total deferred income tax liabilities	6,090	7,131

Net deferred income tax assets	$5,744	$3,266

We have state net operating loss carryforwards available to offset future taxable state income of $4,095, which expire in varying amounts between 2021 and 2027. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

Income taxes paid, net of refunds received, during 2019, 2018 and 2017 were $1,228, $1,431, and $7,516, respectively.

We regularly evaluate, assess and adjust our accrued liabilities for unrecognized tax benefits in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Our accrued liabilities for uncertain tax benefits at November 30, 2019 and November 24, 2018 were not material.

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

We remain subject to examination for tax years 2016 through 2019 for all of our major tax jurisdictions.

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

Early Retirement Program

During the first quarter of fiscal 2019, we offered a voluntary early retirement package to certain eligible employees of the Company. Twenty-three employees accepted the offer, which expired on February 28, 2019. These employees are to receive pay equal to one-half their current salary plus benefits over a period of one year from the final day of each individual’s active employment. Accordingly, we recognized a charge of $835 during the year ended November 30, 2019. The unpaid obligation of $374 is included in other accrued liabilities in our consolidated balance sheet as of November 30, 2019.

Asset Impairment Charges and Lease Exit Costs

During fiscal 2019, the loss from operations included $4,431 of non-cash impairment charges recognized on the assets of six underperforming retail stores. In addition, a $149 charge was accrued for lease exit costs incurred in connection with the repositioning of a Company-owned retail store in Palm Beach, Florida to a new location within the same market.

During fiscal 2018 income from operations included $469 of non-cash asset impairment charges recognized on the assets of one underperforming retail location, and a $301 charge for the accrual of lease exit costs incurred in connection with the closing of a Company-owned retail store location in San Antonio, Texas.

There were no asset impairment charges or lease exit costs incurred against income from operations during fiscal 2017. See Note 2 regarding non-operating impairment charges incurred in connection with our investments in retail real estate.

Litigation Expense

During fiscal 2019 we accrued $700 for the estimated costs to resolve certain wage and hour violation claims that have been asserted against the Company. While the ultimate cost of resolving these claims may be substantially higher, the amount accrued represents our estimate of the most likely outcome of a mediated settlement.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

16.	Leases and Lease Guarantees

Leases

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our retail and logistical services segments. We also lease tractors and trailers used in our logistical services segment and local delivery trucks and service vans used in our retail segment. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15 years. Some store leases contain contingent rental provisions based upon sales volume. Our transportation equipment leases have terms ranging from two to seven years with fixed monthly rental payments plus variable charges based upon mileage. The following schedule shows future minimum lease payments under non-cancellable operating leases with terms in excess of one year as of November 30, 2019:

	Retail Stores	Warehousing & Distribution Centers	Transportation Equipment	All Other	Total

Fiscal 2020	$24,524	$5,745	$4,938	$1,824	$37,031
Fiscal 2021	22,596	5,012	3,761	1,109	32,478
Fiscal 2022	20,067	4,742	2,618	502	27,929
Fiscal 2023	18,243	3,302	1,311	57	22,913
Fiscal 2024	14,385	1,396	1,049	5	16,835
Thereafter	46,759	368	391	-	47,518
Total future minimum lease payments	$146,574	$20,565	$14,068	$3,497	$184,704

Lease expense was $41,809, $38,970 and $34,372 for 2019, 2018, and 2017, respectively. Improvement allowances received from lessors at the inception of a lease are deferred and amortized over the term of the lease. The unamortized balance of such amounts was $8,050 and $6,716 at November 30, 2019 and November 24, 2018, respectively, with the non-current portion of $6,799 and $5,715, respectively, included in other liabilities in our consolidated balance sheets and the remaining current portion included in other accrued liabilities.

In addition to subleasing certain of these properties, we own retail real estate which we in turn lease to licensee operators of BHF stores. We also own real estate for closed stores which we lease to non-licensees. The following schedule shows minimum future rental income related to pass-through rental expense on subleased property as well as rental income on real estate owned by Bassett.

Fiscal 2020	$1,533
Fiscal 2021	948
Fiscal 2022	602
Fiscal 2023	285
Fiscal 2024	180
Thereafter	120
Total minimum future rental income	$3,668

Real estate rental net loss (rental income less lease costs, depreciation, insurance, and taxes), related to licensee stores and other investment real estate, was $156, $23 and $48 in 2019, 2018 and 2017, respectively, and is reflected in other loss, net in the accompanying consolidated statements of operations.

Guarantees

As part of the strategy for our store program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to three years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,776 and $2,021 at November 30, 2019 and November 24, 2018, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations, net of reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at November 30, 2019 and November 24, 2018, were not material.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

17.	Contingencies

We are involved in various claims and actions which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 15 regarding litigation arising from certain wage and hour violations which have been asserted against the Company.

18.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2019	2018	2017
Numerator:
Net income (loss)	$(1,928)	$8,218	$18,256

Denominator:
Denominator for basic income per share - weighted average shares	10,285,511	10,651,351	10,649,225
Effect of dilutive securities	-	40,424	82,850
Denominator for diluted income per share — weighted average shares and assumed conversions	10,285,511	10,691,775	10,732,075

Basic income (loss) per share:
Net income (loss) per share — basic	$(0.19)	$0.77	$1.71

Diluted income (loss) per share:
Net income (loss) per share — diluted	$(0.19)	$0.77	$1.70

For fiscal 2019, 2018 and 2017, the following potentially dilutive shares were excluded from the computations as there effect was anti-dilutive:

	2019	2018	2017
Unvested restricted shares	90,153	45,036	-
Stock options	5,250	-	-

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

19.	Segment Information

We have strategically aligned our business into three reportable segments as defined in ASC 280, Segment Reporting, and as described below:

●

Wholesale. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (Company-owned and licensee-owned stores retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both Company- and licensee-owned stores. Our wholesale segment also includes our holdings of short-term investments and retail real estate previously leased as licensee stores. The earnings and costs associated with these assets are included in other loss, net, in our consolidated statements of operations.

●

Retail – Company-owned stores. Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities and capital expenditures directly related to these stores and the Company-owned distribution network utilized to deliver products to our retail customers.

●

Logistical services. With our acquisition of Zenith on February 2, 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistics revenue in our consolidated statement of operations. Zenith’s operating costs are included in selling, general and administrative expenses and total $78,220, $81,468 and $80,068 for fiscal 2019, 2018 and 2017, respectively.

During the fourth quarter of fiscal 2018, we substantially completed transferring operational control of home delivery services for BHF stores from Zenith to our retail segment, including the transfer of the assets and many of the employees used in providing that service. Accordingly, the results for the retail and logistical services segments for all periods prior to fiscal 2019 have been restated to present the depreciation and amortization, capital expenditures and identifiable assets associated with home delivery services formerly provided by Zenith to the Bassett retail segment as though they had been incurred within the retail segment, and intercompany revenues for those services are no longer included in the logistical services segment. The impact of the restatement upon the income (loss) from operations for both the logistical services and retail segments was not material. Concurrently with the transfer of home delivery operations to retail, Zenith also ceased providing such services to third party customers. Revenues from Zenith’s home delivery services formerly provided to third party customers and the associated costs thereof continue to be reported in the logistical services segment. Zenith continues to provide other intercompany shipping and warehousing services to Bassett which are eliminated in consolidation.

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

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

The following table presents segment information for each of the last three fiscal years:

	2019	2018	2017
Net Sales
Wholesale	$261,105	$255,958	$249,193
Retail	268,693	268,883	268,264
Logistical services	80,074	82,866	83,030
Inter-company eliminations:
Furniture and accessories	(125,933)	(122,372)	(119,360)
Logistical services	(31,852)	(28,480)	(28,624)
Consolidated	$452,087	$456,855	$452,503

Income (loss) from Operations
Wholesale	$11,456	$12,274	$19,121
Retail	(7,009)	(312)	3,490
Logistical services	1,855	1,398	2,962
Inter-company elimination	1,144	1,494	1,445
Asset impairment charges	(4,431)	(469)	-
Goodwill impairment charge	(1,926)	-	-
Early retirement program	(835)	-	-
Litigation expense	(700)	-	-
Lease exit costs	(149)	(301)	-
Consolidated income from operations	$(595)	$14,084	$27,018

Depreciation and Amortization
Wholesale	$3,178	$3,038	$2,648
Retail	6,303	6,096	6,355
Logistical services	4,019	4,069	4,309
Consolidated	$13,500	$13,203	$13,312

Capital Expenditures
Wholesale	$5,650	$4,194	$4,875
Retail	8,473	12,769	8,108
Logistical services	3,627	1,338	2,517
Consolidated	$17,750	$18,301	$15,500

Identifiable Assets
Wholesale	$144,392	$144,209	$152,181
Retail	91,997	96,241	90,186
Logistical services	39,377	51,191	51,381
Consolidated	$275,766	$291,641	$293,748

A breakdown of wholesale sales by product category for each of the last three fiscal years is provided below:

	2019		2018		2017

Bassett Custom Upholstery	$152,415	58.4%	$141,321	55.2%	$136,366	54.7%
Bassett Leather	19,220	7.4%	21,589	8.4%	22,528	9.0%
Bassett Custom Wood	46,082	17.6%	46,074	18.0%	43,793	17.6%
Bassett Casegoods	40,920	15.7%	42,875	16.8%	42,874	17.2%
Accessories (1)	2,468	0.9%	4,099	1.6%	3,632	1.5%
Total	$261,105	100.0%	$255,958	100.0%	$249,193	100.0%

(1)

Beginning with the third quarter of fiscal 2019, our wholesale segment no longer purchases accessory items for resale to our retail segment or to third party customers such as licensees or independent furniture retailers. Our retail segment and third party customers now source their accessory items directly from the accessory vendors.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

20.	Quarterly Results of Operations

	2019
	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter (2)

Sales revenue:
Furniture and accessories	$107,357	$95,824	$98,369	$102,315
Logistics	13,484	12,366	11,050	11,322
Total sales revenue	120,841	108,190	109,419	113,637
Cost of furniture and accessories sold	49,177	42,530	42,246	45,291
Income (loss) from operations	949	701	3,400	(5,645)
Net income (loss)	608	445	2,157	(5,138)
Basic earnings (loss) per share	0.06	0.04	0.21	(0.50)
Diluted earnings (loss) per share	0.06	0.04	0.21	(0.50)

	2018
	First Quarter (3)	Second Quarter (4)	Third Quarter	Fourth Quarter (5)

Sales revenue:
Furniture and accessories	$96,123	$102,675	$99,807	$103,864
Logistics	14,149	14,305	13,149	12,783
Total sales revenue	110,272	116,980	112,956	116,647
Cost of furniture and accessories sold	43,269	45,660	44,821	45,831
Income from operations	2,050	5,663	4,324	2,047
Net income	(913)	4,289	2,945	1,897
Basic earnings per share	(0.09)	0.40	0.28	0.18
Diluted earnings per share	(0.09)	0.40	0.28	0.18

The first quarter of fiscal 2019 included 14 weeks. All other quarters shown above for fiscal 2019 and 2018 consist of 13 week fiscal periods.

(1)	Income from operations includes a charge of $835 arising from certain eligible employees’ acceptance of voluntary early retirement package (see Note 15).
(2)

Loss from operations includes a charge for the impairment of goodwill of $1,926 (see Note 8) and charges of $4,431, $700 and $149 for impairment of long-lived assets, litigation costs and lease termination costs, respectively (see Note 15).

(3)

Net loss includes a $2,157 charge to income tax expense arising from the remeasurement of our deferred tax assets due to the reduction in the Federal statutory income tax rate included in the Tax Cuts and Jobs Act (see Note 14).

(4)

Income from operations includes a gain of $165 from the sale of our Spring, Texas retail store (see Note 15). Net income includes a benefit of $155 in income tax expense arising from additional adjustments to the remeasurement of our deferred tax assets resulting from the Act (see Note 14).

(5)

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

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2019 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2019, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bassett Furniture Industries, Incorporated and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Bassett Furniture Industries, Incorporated and Subsidiaries’ internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Bassett Furniture Industries, Incorporated and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 30, 2019 and November 24, 2018, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended November 30, 2019, and the related notes and schedule and our report dated January 23, 2020 expressed an unqualified opinion thereon.

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

January 23, 2020

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information to be contained in the Proxy Statement under the captions “Election of Directors,” “Board and Board Committee Information,” and “Delinquent Section 16(a) Reports” is incorporated herein by reference thereto. Please see section entitled “Information about our Executive Officers” in Item 4B of Part I of this report for information concerning executive officers.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be contained in the Proxy Statement under the caption “Audit and Other Fees” is incorporated herein by reference thereto.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Bassett Furniture Industries, Incorporated and Subsidiaries Audited Consolidated Financial Statements for the years ended November 30, 2019, November 24, 2018 and November 27, 2017.

	(2)	Financial Statement Schedule:

Schedule II- Analysis of Valuation and Qualifying Accounts for the years ended November 30, 2019, November 24, 2018 and November 25, 2017

	(3)	Listing of Exhibits

		3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

		3B.	By-laws as amended to date are incorporated herein by reference to Exhibit 3 to Form 8-K filed with the SEC on January 17, 2020.

4A.

Fifth Amended and Restated Credit Agreement with BB&T dated December 5, 2015 is incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 27, 2016, filed March 31, 2016. Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

4B.

First Amendment to Fifth Amended and Restated Credit Agreement with BB&T dated November 15, 2018 is incorporated herein by reference to Form 10-K for the fiscal year ended November 24, 2018, filed January 17, 2019.

		4C.	Description of Capital Stock (filed herewith)

		*10B.	Bassett Executive Deferred Compensation Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		*10C.	Bassett Supplemental Retirement Income Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		*10H.	Bassett Furniture Directors Compensation is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

		*10K.	Bassett Furniture Industries, Inc. Amended and Restated 2010 Stock Incentive Plan is incorporated herein by reference to Schedule 14A, Exhibit A, filed on February 8, 2016.

*10L.

Form of Performance Share Award Agreement, Restricted Stock Award Agreement and Stock Option Award Agreement under the Bassett Furniture Industries, Inc. 2010 Stock Incentive Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 2013.

		*10M.	Schedule of Terms for Employment Continuity Agreements with Certain Executive Officers is incorporated herein by reference to Form 10-Q for the quarterly period ended March 1, 2014.

		*10N.	Restated Supplemental Retirement Income Plan, effective May 1, 2014, is incorporated herein by reference to Form 10-Q for the quarterly period ended May 31, 2014.

		*10O.	Bassett Furniture Industries, Incorporated Management Savings Plan incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 5, 2017.

		*10P.	Form of Long Term Cash Award under Bassett Furniture Industries, Incorporated Management Savings Plan incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on May 5, 2017.

		21.	List of subsidiaries of the Registrant

		23A.	Consent of Independent Registered Public Accounting Firm

31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement of the Company.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ Robert H. Spilman, Jr.	Date: January 23, 2020
Robert H. Spilman, Jr. President and Chief Executive Officer Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John R. Belk	Date: January 23, 2020
John R. Belk Director

By:	/s/ Kristina K. Cashman	Date: January 23, 2020
Kristina K. Cashman Director

By:	/s/ Virginia W. Hamlet	Date: January 23, 2020
Virginia W. Hamlet Director

By:	/s/ J. Walter McDowell	Date: January 23, 2020
J. Walter McDowell Director

By:	/s/ William C. Wampler, Jr.	Date: January 23, 2020
William C. Wampler, Jr. Director

By:	/s/ William C. Warden, Jr.	Date: January 23, 2020
William C. Warden, Jr. Director, Lead Independent Director

By:	/s/ J. Michael Daniel	Date: January 23, 2020
J. Michael Daniel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Bassett Furniture Industries, Incorporated

Schedule II

Analysis of Valuation and Qualifying Accounts
For the Years Ended November 30, 2019, November 24, 2018 and November 25, 2017
(amounts in thousands)

	Balance Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Other		Balance End of Period
For the Year Ended November 25, 2017:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$799	$(59)	$(123)	$-		$617

Notes receivable valuation reserves	$1,454	$-	$-	$-		$1,454

For the Year Ended November 24, 2018:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$617	$339	$(252)	$50	(2)	$754

Notes receivable valuation reserves	$1,454	$-	$(1,077)	$-		$377

For the Year Ended November 30, 2019:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$754	$61	$-	$-		$815

Notes receivable valuation reserves	$377	$-	$(18)	$-		$359

(1) Deductions are for the purpose for which the reserve was created.
(2) Represents reserves of acquired business at date of acquisition.