Form 10-Q
period 2020-02-29
BASSETT FURNITURE INDUSTRIES INC
filed 2020-04-02
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

At March 26, 2020, 9,982,591 shares of common stock of the Registrant were outstanding.

1 of 35

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 35

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE PERIODS ENDED FEBRUARY 29, 2020 AND MARCH 2, 2019 – UNAUDITED

(In thousands except per share data)

	Quarter Ended

	February 29, 2020	March 2, 2019
Sales revenue:
Furniture and accessories	$98,942	$107,357
Logistics	13,178	13,484
Total sales revenue	112,120	120,841

Cost of furniture and accessories sold	45,270	49,177

Selling, general and administrative expenses excluding new store pre-opening costs	64,640	69,386
New store pre-opening costs	-	494
Early retirement program	-	835
Income from operations	2,210	949

Other loss, net	(362)	(123)
Income before income taxes	1,848	826

Income tax expense	638	218
Net income	$1,210	$608

Basic earnings per share	$0.12	$0.06

Diluted earnings per share	$0.12	$0.06

Dividends per share	$0.125	$0.125

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 35

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED FEBRUARY 29, 2020 AND MARCH 2, 2019 – UNAUDITED

(In thousands)

	Quarter Ended

	February 29, 2020	March 2, 2019

Net income	$1,210	$608
Other comprehensive income:
Amortization associated with Long Term Cash Awards (LTCA)	31	31
Income taxes related to LTCA	(8)	(8)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	2	46
Income taxes related to SERP	-	(12)

Other comprehensive income, net of tax	25	57

Total comprehensive income	$1,235	$665

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 35

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 29, 2020AND NOVEMBER 30, 2019

(In thousands)

	(Unaudited)
	February 29, 2020	November 30, 2019
Assets
Current assets
Cash and cash equivalents	$12,189	$19,687
Short-term investments	17,677	17,436
Accounts receivable, net	23,205	21,378
Inventories	67,515	66,302
Other current assets	11,173	11,983
Total current assets	131,759	136,786

Property and equipment, net	100,499	101,724

Deferred income taxes	7,123	5,744
Goodwill and other intangible assets	26,081	26,176
Right of use assets under operating leases	144,468	-
Other	5,304	5,336
Total long-term assets	182,976	37,256
Total assets	$415,234	$275,766

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,331	$23,677
Accrued compensation and benefits	12,108	11,308
Customer deposits	24,049	25,341
Current portion operating lease obligations	29,516	-
Other current liabilites and accrued expenses	10,304	11,945
Total current liabilities	96,308	72,271

Long-term liabilities
Post employment benefit obligations	11,723	11,830
Long-term portion of operating lease obligations	131,978	-
Other long-term liabilities	1,185	12,995
Total long-term liabilities	144,886	24,825

Stockholders’ equity
Common stock	50,173	50,581
Retained earnings	125,078	129,130
Additional paid-in capital	-	195
Accumulated other comprehensive loss	(1,211)	(1,236)
Total stockholders' equity	174,040	178,670
Total liabilities and stockholders’ equity	$415,234	$275,766

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 35

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED FEBRUARY 29, 2020 AND MARCH 2, 2019 – UNAUDITED

(In thousands)

	Quarter Ended
	February 29, 2020	March 2, 2019
Operating activities:
Net income	$1,210	$608
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,623	3,370
Gain on lease modification	(152)	-
Gain on sale of property and equipment	(58)	(9)
Deferred income taxes	(125)	45
Other, net	321	(209)
Changes in operating assets and liabilities:
Accounts receivable	(1,873)	(4,084)
Inventories	(1,213)	(3,318)
Other current assets	(536)	(3,163)
Right of use assets under operating leases	6,721	-
Customer deposits	(1,292)	(2,741)
Accounts payable and other liabilities	(2,266)	(6,233)
Obligations under operating leases	(9,603)	-
Net cash used in operating activities	(5,243)	(15,734)

Investing activities:
Purchases of property and equipment	(1,340)	(5,552)
Proceeds from sales of property and equipment	1,697	-
Purchases of investments	(241)	-
Other	(193)	117
Net cash used in investing activities	(77)	(5,435)

Financing activities:
Cash dividends	(1,260)	(1,291)
Proceeds from the exercise of stock options	-	25
Other issuance of common stock	75	74
Repurchases of common stock	(766)	(1,012)
Taxes paid related to net share settlement of equity awards	(215)	-
Repayments of finance lease obligations	(12)	-
Repayments of notes payable	-	(109)
Net cash used in financing activities	(2,178)	(2,313)
Change in cash and cash equivalents	(7,498)	(23,482)
Cash and cash equivalents - beginning of period	19,687	33,468
Cash and cash equivalents - end of period	$12,189	$9,986

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 29, 2020

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

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The prior fiscal year ending November 30, 2019 was a 53-week year, with the additional week being included in the first fiscal quarter of 2019. Accordingly, the information presented below includes 13 weeks of operations for the quarter ended February 29, 2020 as compared with 14 weeks included in the quarter ended March 2, 2019.

Recently Adopted Accounting Pronouncements

Effective as of the beginning of fiscal 2020, we have adopted Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 (as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20) requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. We have adopted this standard using the modified retrospective approach. Refer to Note 11, Leases, for more information regarding our leases and the adoption of the new standard.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the quarter ended February 29, 2020 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 30, 2019.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rates for the quarters ended February 29, 2020 and March 2, 2019 of 34.5% and 26.4%, respectively, differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including a tax deficiency of $114 during the quarter ended February 29, 2020 arising from stock-based compensation.

7 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

3. Financial Instruments and Fair Value Measurements

Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, and accounts payable. Because of their short maturities, the carrying amounts of cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, and accounts payable approximate fair value.

Investments

Our short-term investments of $17,677 at February 29, 2020 and $17,436 at November 30, 2019 consisted of certificates of deposit (CDs). At February 29, 2020, the CDs had original terms averaging seven months, bearing interest at rates ranging from 0.85% to 2.25%. At February 29, 2020, the weighted average remaining time to maturity of the CDs was approximately three months and the weighted average yield of the CDs was approximately 1.68%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at February 29, 2020 and November 30, 2019 approximates their fair value.

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

We believe that the carrying amounts of our current assets and current liabilities approximate fair value due to the short-term nature of these items. Our primary non-recurring fair value estimates typically involve business acquisitions or the impairment of long-lived assets (see Note 11 regarding the impairment of lease right-of-use assets upon adoption of ASC Topic 842) which involve a combination of Level 2 and Level 3 inputs.

8 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

4. Accounts Receivable

Accounts receivable consists of the following:

	February 29, 2020	November 30, 2019
Gross accounts receivable	$24,087	$22,193
Allowance for doubtful accounts	(882)	(815)
Accounts receivable, net	$23,205	$21,378

Activity in the allowance for doubtful accounts for the quarter ended February 29, 2020 was as follows:

Balance at November 30, 2019	$815
Additions to allowance, net	67
Balance at February 29, 2020	$882

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 3.

5. Inventories

Domestic furniture inventories are valued at the lower of cost, which is determined using the last-in, first-out (LIFO) method, or market. Imported inventories and those applicable to Lane Venture are valued at the lower of cost, which is determined using the first-in, first-out (FIFO) method, or net realizable value.

Inventories were comprised of the following:

	February 29, 2020	November 30, 2019
Wholesale finished goods	$26,897	$27,792
Work in process	576	733
Raw materials and supplies	18,242	17,293
Retail merchandise	32,859	31,534
Total inventories on first-in, first-out method	78,574	77,352
LIFO adjustment	(8,772)	(8,688)
Reserve for excess and obsolete inventory	(2,287)	(2,362)
	$67,515	$66,302

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

9 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 30, 2019	$2,054	$308	$2,362
Additions charged to expense	383	89	472
Write-offs	(445)	(102)	(547)
Balance at February 29, 2020	$1,992	$295	$2,287

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2020 and do not anticipate that our methodology is likely to change in the future.

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	February 29, 2020
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(1,152)	$2,398
Technology - customized applications	834	(606)	228

Total intangible assets subject to amortization	$4,384	$(1,758)	2,626

Intangibles not subject to amortization:
Trade names			9,338
Goodwill			14,117

Total goodwill and other intangible assets			$26,081

	November 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(1,088)	$2,462
Technology - customized applications	834	(575)	259

Total intangible assets subject to amortization	$4,384	$(1,663)	2,721

Intangibles not subject to amortization:
Trade names			9,338
Goodwill			14,117

Total goodwill and other intangible assets			$26,176

The carrying amount of our goodwill included accumulated impairment losses of $1,926 as of February 29, 2020 and November 30, 2019.

10 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

The carrying amounts of goodwill by reportable segment at both February 29, 2020 and November 30, 2019 were as follows:

Wholesale	$9,188
Retail	-
Logistical services	4,929

Total goodwill	$14,117

Amortization expense associated with intangible assets during the quarters ended February 29, 2020 and March 2, 2019 was as follows:

	Quarter Ended
	February 29, 2020	March 2, 2019

Intangible asset amortization expense	$95	$95

Estimated future amortization expense for intangible assets that exist at February 29, 2020 is as follows:

Remainder of fiscal 2020	$284
Fiscal 2021	379
Fiscal 2022	279
Fiscal 2023	259
Fiscal 2024	259
Fiscal 2025	259
Thereafter	907

Total	$2,626

7. Bank Credit Facility

Bank Credit Facility

Our credit facility with our bank provides for a line of credit of up to $25,000. This credit facility is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement as of February 29, 2020. The credit facility will mature in December 2021. See Note 17, Subsequent Events, regarding a commitment received from our bank to amend the facility and increase the availability under the line.

At February 29, 2020, we had $2,673 outstanding under standby letters of credit against our line, leaving availability under our credit line of $22,327. In addition, we have outstanding standby letters of credit with another bank totaling $325.

8. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $8,756 and $8,779 as of February 29, 2020 and November 30, 2019, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to certain management employees in the amount of $400 each. The liability for the LTC Awards was $1,338 and $1,311 as of February 29, 2020 and November 30, 2019, respectively.

11 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	February 29, 2020	November 30, 2019
Accrued compensation and benefits	$655	$655
Post employment benefit obligations	9,439	9,435

Total pension liability	$10,094	$10,090

Components of net periodic pension costs for our defined benefit plans for the quarters ended February 29, 2020 and March 2, 2019 are as follows:

	Quarter Ended
	February 29, 2020	March 2, 2019
Service cost	$43	$47
Interest cost	67	110
Amortization of prior service costs	31	31
Amortization of transition obligation	-	-
Amortization of loss	1	46

Net periodic pension cost	$142	$234

The components of net periodic pension cost other than the service cost component are included in other loss, net in our condensed consolidated statements of income.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,752 and $1,767 as of February 29, 2020 and November 30, 2019, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $798 and $894 as of February 29, 2020 and November 30, 2019, respectively.

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	February 29, 2020	November 30, 2019
Accrued compensation and benefits	$266	$266
Post employment benefit obligations	2,283	2,395

Total deferred compensation liability	$2,549	$2,661

12 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

We recognized expense under our deferred compensation arrangements during the quarters ended February 29, 2020 and March 2, 2019 as follows:

	Quarter Ended
	February 29, 2020	March 2, 2019
Deferred compensation expense	$96	$99

9. Early retirement program

During the first quarter of fiscal 2019, we offered a voluntary early retirement package to certain eligible employees of the Company. These employees are to receive pay equal to one-half their current salary plus benefits over a period of one year from the final day of each individual’s active employment. Accordingly, we recognized a charge of $835 during the quarter ended March 2, 2019. The unpaid balance of the obligation at February 29, 2020 and November 30, 2019 of $148 and $374, respectively, is included in other current liabilities and accrued expenses in our condensed consolidated balance sheets.

10. Commitments and Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

11. Leases

During the first quarter of fiscal 2020, we adopted ASU 2016-02, Leases (Topic 842) and all related amendments. The guidance requires lessees to recognize substantially all leases on their balance sheet as a right-of-use (“ROU”) asset and a lease liability.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our retail and logistical services segments. We also lease tractors and trailers used in our logistical services segment, and local delivery trucks used in our retail segment. We determine if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all of the economic benefits from the use of that identified asset. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15 years. We assess these options to determine if we are reasonably certain of exercising these options based on all relevant economic and financial factors. Any options that meet this criteria are included in the lease term at lease commencement.

Most of our leases do not have an interest rate implicit in the lease. As a result, for purposes of measuring our ROU asset and lease liability, we determine our incremental borrowing rate by applying a spread above the U.S. Treasury borrowing rates. In the case an interest rate is implicit in a lease we will use that rate as the discount rate for that lease. Some of our leases contain variable rent payments based on a Consumer Price Index or percentage of sales. Due to the variable nature of these costs, they are not included in the measurement of the ROU asset and lease liability.

13 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

We adopted the standard utilizing the transition election to not restate comparative periods for the impact of adopting the standard and recognizing the cumulative impact of adoption in the opening balance of retained earnings. We elected the package of transition expedients available for expired or existing contracts, which allowed the carry-forward of historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.  In addition, we have elected the practical expedient to not separate lease and non-lease components when determining the ROU asset and lease liability and have elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. We have also elected the hindsight practical expedient to determine the lease term for existing leases. In our application of hindsight, we evaluated the performance of the leased stores and the associated markets in relation to our overall real estate strategies, which resulted in the determination that most renewal options would not be reasonably certain in determining the expected lease term. We have made an accounting policy election to not recognize ROU assets and lease liabilities on the balance sheet for those leases with initial terms of one year or less and instead such lease obligations will be expensed on a straight-line basis over the lease term.

Adoption of the standard resulted in the recording of additional net lease-related assets and lease-related liabilities of $146,585 and $151,672, respectively, as of December 1, 2019. The difference between the additional lease assets and lease liabilities, net of the $1,302 deferred tax impact, was $3,785 and was recorded as an adjustment to retained earnings. This adjustment to retained earnings primarily represents the impairment of right-of-use assets associated with certain underperforming retail locations. Our estimates of the fair value of the impaired ROU assets included estimates of discounted cash flows based upon current market rents and other inputs which we consider to be Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurement and Disclosure (see Note 3). Our adoption of this standard did not have a material impact on our consolidated statements of earnings, comprehensive income or cash flows.

Supplemental balance sheet information related to leases as of February 29, 2020 is as follows:

Operating leases:
Right of use assets	$144,468
Lease liabilties, short-term	29,516
Lease liabilties, long-term	131,978

Finance leases:
Right of use assets (1)	$1,017
Lease liabilties, short-term (2)	153
Lease liabilties, long-term (3)	866

(1) Included in property & equipment, net in our condensed consolidated balance sheet.
(2) Included in other current liabilites and accrued expenses in our condensed consolidated balance sheet.
(3) Included in other long-term liabilites and accrued expenses in our condensed consolidated balance sheet.

Our right-of-use assets under operating leases by segment are as follows:

Wholesale	$11,238
Retail	111,617
Logistical services	21,613
Total right of use assets	$144,468

The components of our lease cost for the quarter ended February 29, 2020 are as follows:

Operating lease cost	$8,772
Financing lease cost:
Amortization of right-of-use assets	14
Interest on lease liabilities	4
Short-term lease cost	494
Variable lease cost	36
Sublease income	(394)
Total lease cost	$8,926

14 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

Supplemental lease disclosures for the quarter ended February 29, 2020 are as follows:

	Operating	Financing

Cash paid for amounts included in the measurements of lease liabilities	$11,652	$16
Lease liabilities arising from new right-of-use assets	4,830	1,031

Weighted average remaining lease terms (years)	6.6	5.9
Weighted average discount rates	5.00%	4.72%

Future payments under our leases and the present value of the obligations as of February 29, 2020 are as follows:

	Operating Leases	Financing Leases

Remainder of fiscal 2020	$25,871	$148
Fiscal 2021	34,390	197
Fiscal 2022	31,211	197
Fiscal 2023	26,080	197
Fiscal 2024	18,947	197
Fiscal 2025	15,626	197
Thereafter	37,301	33
Total lease payments	189,426	1,166
Less: interest	27,932	147
Total lease obligations	$161,494	$1,019

We sublease a small number of our leased locations to our licensees for operation as BFH network stores. The terms of these leases generally match those of the lease we have with the lessor. Minimum future lease payments due to us under these subleases are as follows:

Remainder of fiscal 2020	$1,078
Fiscal 2021	1,395
Fiscal 2022	1,429
Fiscal 2023	1,113
Fiscal 2024	1,007
Fiscal 2025	1,007
Thereafter	381
Total minimum future rental income	$7,410

Lease Guarantees

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,785 and $1,776 at February 29, 2020 and November 30, 2019, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at February 29, 2020 and November 30, 2019 was not material.

15 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

12. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended February 29, 2020:

Basic earnings per share	$1,210	10,027,227	$0.12
Add effect of dilutive securities:
Options and restricted shares	-	25,969	-
Diluted earnings per share	$1,210	10,053,196	$0.12

For the quarter ended March 2, 2019:

Basic earnings per share	$608	10,454,348	$0.06
Add effect of dilutive securities:
Options and restricted shares	-	28,893	-
Diluted earnings per share	$608	10,483,241	$0.06

For the quarters ended February 29, 2020 and March 2, 2019, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended
	February 29, 2020	March 2, 2019

Unvested shares	34,000	36,000

16 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

13. Segment Information

We have strategically aligned our business into three reportable segments as defined in ASC 280, Segment Reporting, and as described below:

●

Wholesale. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (Company-owned and licensee-owned retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations, which include Lane Venture, as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both Company- and licensee-owned stores. Our wholesale segment also includes our holdings of short-term investments and retail real estate previously leased as licensee stores. The earnings and costs associated with these assets are included in other loss, net, in our condensed consolidated statements of income.

●

Retail – Company-owned stores. Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities and capital expenditures directly related to these stores and the Company-owned distribution network utilized to deliver products to our retail customers.

●

Logistical services. Our logistical services segment reflects the operations of Zenith. In addition to providing shipping and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statements of income. Zenith’s total operating costs, including those associated with providing logistical services to the Company as well as to third-party customers, are included in selling, general and administrative expenses and were $20,480 and $21,039 for the quarters ended February 29, 2020 and March 2, 2019, respectively.

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

17 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended
	February 29, 2020	March 2, 2019
Sales Revenue
Wholesale	$65,017	$72,781
Retail - Company-owned stores	65,846	69,629
Logistical services	21,315	21,751
Inter-company eliminations:
Furniture and accessories	(31,921)	(35,054)
Logistical services	(8,137)	(8,266)
Consolidated	$112,120	$120,841

Income from Operations
Wholesale	$2,713	$4,182
Retail - Company-owned stores	(1,249)	(3,046)
Logistical services	835	712
Inter-company elimination	(89)	(64)
Early retirement program	-	(835)
Consolidated	$2,210	$949

Depreciation and Amortization
Wholesale	$809	$818
Retail - Company-owned stores	1,730	1,505
Logistical services	1,084	1,047
Consolidated	$3,623	$3,370

Capital Expenditures
Wholesale	$422	$1,065
Retail - Company-owned stores	561	4,017
Logistical services	357	470
Consolidated	$1,340	$5,552

	As of	As of
	February 29, 2020	November 30, 2019
Identifiable Assets
Wholesale	$142,014	$144,392
Retail - Company-owned stores	211,784	91,997
Logistical services	61,436	39,377
Consolidated	$415,234	$275,766

Wholesale shipments by type
	Quarter Ended
	February 29, 2020		March 2, 2019

Bassett Custom Upholstery	$40,033	61.6%	$41,538	57.1%
Bassett Leather	4,700	7.2%	5,771	7.9%
Bassett Custom Wood	11,290	17.4%	11,675	16.0%
Bassett Casegoods	8,994	13.8%	12,640	17.4%
Accessories (1)	-	0.0%	1,157	1.6%
Total	$65,017	100.0%	$72,781	100.0%

(1)

Beginning with the third quarter of fiscal 2019, our wholesale segment no longer purchases accessory items for resale to our retail segment or to third party customers such as licensees or independent furniture retailers. Our retail segment and third party customers now source their accessory items directly from the accessory vendors.

18 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

14. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected upon delivery. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $24,049 and $25,341 as of February 29, 2020 and November 30, 2019, respectively. Substantially all of the customer deposits held at November 30, 2019 related to performance obligations that were satisfied during the current period and have therefore been recognized in revenue for the quarter ended February 29, 2020.

For our logistical services segment, line-haul freight revenue is recognized as services are performed and are billed to the customer upon the completion of delivery to the destination. Because the customer receives the benefits of these services as the freight is in transit from point of origin to destination, we recognize revenue using a percentage of completion method based on our estimate the amount of time freight has been in transit as of the reporting date compared with our estimate of the total required time for the deliveries. The balances of assets recognized for shipping revenues earned but not billed as of February 29, 2020 and November 30, 2019 were not material. Warehousing services revenue is based upon warehouse space occupied by a customer’s goods and inventory movements in and out of a warehouse and is recognized as such services are provided and billed to the customer concurrently in the same period.

We exclude from revenue all amounts collected from customers for sales tax. We do not disclose amounts allocated to remaining unsatisfied performance obligations as they are expected to be satisfied within one year or less.

See Note 13, Segment Information, for disaggregated revenue information.

19 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

15. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the quarters ended February 29, 2020 and March 2, 2019:

	Quarter Ended

	February 29, 2020	March 2, 2019
Common Stock:

Beginning of period	$50,581	$52,638
Issuance of common stock	29	217
Forfeited shares	(35)	-
Purchase and retirement of common stock	(402)	(257)
End of period	$50,173	$52,598

Common Shares Issued and Outstanding:

Beginning of period	10,116,291	10,527,636
Issuance of common stock	5,743	43,472
Forfeited shares	(7,000)	-
Purchase and retirement of common stock	(80,443)	(51,468)
End of period	10,034,591	10,519,640

Additional Paid-in Capital:

Beginning of period	$195	$-
Issuance of common stock	46	(118)
Forfeited shares	35	-
Purchase and retirement of common stock	(361)	(137)
Stock based compensation	85	255
End of period	$-	$-

Retained Earnings:

Beginning of period	$129,130	$140,009
Cumulative effect of a change in accounting principal	(3,785)	(21)
Net income for the period	1,210	608
Purchase and retirement of common stock	(217)	(608)
Cash dividends	(1,260)	(1,291)
End of period	$125,078	$138,697

Accumulated Other Comprehensive Loss:

Beginning of period	$(1,236)	$(2,338)
Amortization of pension costs, net of tax	25	58
End of period	$(1,211)	$(2,280)

20 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 29, 2020

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

17. Subsequent Events

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have begun to have a significant adverse impact upon many sectors of the economy, including non-essential retail commerce.

In response to these measures and for the protection of our employees and customers, we have temporarily closed our dedicated stores, our manufacturing locations and many of our warehouses. In addition, many of our office personnel are working remotely. We continue to assess the situation on a daily basis, but we are unable to predict when and how quickly we will be able to resume retail and manufacturing operations. We have implemented several measures that we believe will ensure sufficient liquidity for the next several months.

While we are not able to estimate the full impact of the COVID-19 outbreak on our financial condition and future results of operations, we expect that this situation will have a significant adverse effect on our reported results for our second fiscal quarter of 2020 and possibly beyond.

Subsequent to February 29, 2020, we received a firm commitment from our bank to amend our credit facility to increase the maximum amount available under our credit line to $50,000 through December 31, 2020, after which date the maximum availability will return to the current amount of $25,000.  The line will bear interest at the rate of LIBOR plus 1.9%, with a fee of 0.25% charged for the unused portion of the line, and will be secured by a general lien on our accounts receivable and inventory. In addition, all covenants based on financial ratios will be waived for the remainder of fiscal 2020, and the maturity of the facility will be extended from December 5, 2021 to January 31, 2022.

21 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks.  The prior fiscal year ending November 30, 2019 was a 53-week year, with the additional week being included in the first fiscal quarter.  Accordingly, the information presented below includes 13 weeks of operations for the quarter ended February 29, 2020 as compared to 14 weeks included in the quarter ended March 2, 2019.

Safe-harbor, forward-looking statements:

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aims” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•

the impact of the COVID-19 outbreak upon our ability to reopen stores and resume manufacturing operations and the resulting effects upon our financial condition, results of operations and liquidity, as well as the impact upon general economic conditions, including consumer spending and the strength of the housing market in the United States

•	competitive conditions in the home furnishings industry

•	overall retail traffic levels and consumer demand for home furnishings

•	ability of our customers and consumers to obtain credit

•	Bassett store openings and store closings and the profitability of the stores (independent licensees and Company-owned retail stores)

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

Additionally, other risks that could cause actual results to differ materially from those contemplated by such forward-looking statements are set forth in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for fiscal 2019.

22 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

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

Cautionary Statement Regarding the Impact of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have begun to have a significant adverse impact upon many sectors of the economy, including non-essential retail commerce.

In response to these measures and for the protection of our employees and customers, we have temporarily closed our dedicated stores, our manufacturing locations and many of our warehouses. In addition, most of our office personnel are working remotely. We continue to assess the situation on a daily basis, but we are unable to predict when and how quickly we will be able to resume in-person retail and manufacturing operations.

At February 29, 2020, we had $12,189 in cash and $17,677 in short-term investments along with $22,327 of availability on our unsecured credit line. In addition, we own eight unencumbered store properties that have a book value of $17,812 which we could leverage if needed.

We have implemented several measures that we believe will ensure sufficient liquidity for the next several months. Specific measures, among other things, include the following:

●	Negotiating with our landlords to receive temporary rent deferrals on many of our store leases
●	Negotiating with our vendors to defer payments
●	Cancelling various purchase orders for inventory
●	Negotiating with customers to maintain some level of in-coming cash and to reduce accounts receivable exposure
●	Furloughing hourly plant personnel until such time as it is prudent to resume manufacturing
●	Implementing a 20% to 25% salary and wage decrease for most other employees with the Chief Executive Officer and certain other executives taking a 50% pay reduction through May of 2020
●

Obtaining a commitment from our bank to increase the availability under our line of credit by an additional $25,000 (see “Recent Developments” below for additional information regarding the amendment of our credit facility).

While we are not able to estimate the full impact of the COVID-19 outbreak on our financial condition and future results of operations, we expect that this situation will have a significant adverse effect on our reported results for our second fiscal quarter of 2020 and possibly beyond.

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 118-year history has instilled the principles of quality, value, and integrity in everything we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and meet the demands of a global economy.

With 103 BHF stores at February 29, 2020, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories. Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service. In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States.

23 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

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

We have factories in Newton, North Carolina and Grand Prairie, Texas that manufacture custom upholstered furniture, a factory in Martinsville, Virginia that primarily assembles and finishes our custom casual dining offerings and a factory in Bassett, Virginia that assembles and finishes our “Bench Made” line of custom, solid hardwood furniture. In late 2019, we also began operating a facility in Haleyville, Alabama that provides Bassett with the capability to manufacture custom aluminum outdoor furniture primarily under the Lane Venture brand. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its process, with custom pieces often manufactured within two weeks of taking the order in our stores. Our logistics team then promptly ships the product to one of our home delivery hubs or to a location specified by our licensees. In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture (casegoods) and certain leather upholstery offerings from several foreign plants, primarily in Vietnam, Thailand and China. Over 75% of the products we currently sell are manufactured in the United States.

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

During fiscal 2018, we purchased certain assets and assumed certain liabilities of Lane Venture from Heritage Home Group, LLC. Lane Venture is a manufacturer and distributor of premium outdoor furniture and is now being operated as a component of our wholesale segment. This acquisition marked our entry into the market for outdoor furniture and we believe that Lane Venture has provided a foundation for us to become a significant participant in this category. Our strategy is to distribute this brand outside of our BHF store network only.

With the knowledge we have gained through operating Lane Venture, we have developed a new separate brand of premium outdoor furniture that is only marketed through the BHF store network. This allows Bassett branded product to move from inside the home to outside the home to capitalize the growing trend of outdoor living.

At February 29, 2020, our BHF store network included 69 Company-owned stores and 34 licensee-owned stores. During the first quarter of fiscal 2020, we closed one underperforming Company-owned store in Burlington, Massachusetts, and a new 23,000 square foot licensee store was opened in Thornton, Colorado. In March 2020, we also closed underperforming stores in Stoughton, Massachusetts, Newport News, Virginia and Torrance, California.

During fiscal 2019, we completed a three-year store expansion program that has seen us grow to more than 100 stores throughout the country. We currently have no Company-owned or licensee-owned store openings planned. Our strategy is to assess the current fleet of stores and improve the overall operations and profitability of the Corporate Retail segment. We will continue to assess the economic and competitive environment in various markets and may consider future expansion should attractive opportunities arise.

24 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 29, 2020

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

Today’s customers expect their digital experiences and communications to be personalized, highly-relevant and catered to match their specific needs and preferences. We have established a centralized customer care center that is using customer relationship management (CRM) software to track each customer’s path from initial engagement through point of sale and ultimately to their post-delivery experience. We will continue to invest in our digital effort to improve our customers’ journey from the time they begin on our website to the final step of delivering the goods to their homes. We view the combination of website traffic and store traffic in a holistic fashion where our customer generally experiences our brand on our website before visiting a store. While store traffic has been decreasing over the last few years, traffic to our website increased during fiscal 2019 with web visits up 15% for the year as compared to the prior year period with similar growth for the quarter ended February 29, 2020. When the stores reopen, we plan to invest more in new digital outreach strategies on a store market by market basis to drive more traffic to the website. We will continue some digital outreach during the period our stores are closed but at a greatly reduced rate to keep our brand presence in search engines and social media.

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

Results of Operations – Quarter ended February 29, 2020 compared with the quarter ended March 2, 2019:

Net sales of furniture and accessories, logistics revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense, other charges and income from operations were as follows for the quarters ended February 29, 2020 and March 2, 2019:

	Quarter Ended*				Change
	February 29, 2020		March 2, 2019		Dollars	Percent

Sales revenue:
Furniture and accessories	$98,942	88.2%	$107,357	88.8%	$(8,415)	-7.8%
Logistics revenue	13,178	11.8%	13,484	11.2%	(306)	-2.3%
Total sales revenue	112,120	100.0%	120,841	100.0%	(8,721)	-7.2%
Cost of furniture and accessories sold	45,270	40.4%	49,177	40.7%	(3,907)	-7.9%
SG&A expenses	64,640	57.7%	69,386	57.4%	(4,746)	-6.8%
New store pre-opening costs	-	0.0%	494	0.4%	(494)	-100.0%
Other charges	-	0.0%	835	0.8%	(835)	100.0%

Income from operations	$2,210	2.0%	$949	0.8%	$1,261	132.9%

*13 weeks for fiscal 2020 as compared with 14 weeks for fiscal 2019.

Refer to the segment information which follows for a discussion of the significant factors and trends affecting our results of operations for the quarter ended February 29, 2020 as compared with the prior year period.

25 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

Segment Information

We have strategically aligned our business into three reportable segments as described below:

Wholesale. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (Company-owned and licensee-owned retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations, which include Lane Venture, as well as all corporate selling, general and administrative expenses, including those corporate expenses related to both Company- and licensee-owned stores. We eliminate the sales between our wholesale and retail segments as well as the imbedded profit in the retail inventory for the consolidated presentation in our financial statements. Also included in our wholesale segment are our short-term investments and our holdings of retail real estate previously leased as licensee stores. The earnings and costs associated with these assets are included in other loss, net, in our condensed consolidated statements of income.

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

26 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income from operations in the consolidation of our segment results:

	Quarter Ended February 29, 2020*
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$65,017	$65,846	$-	$(31,921)	(1)	$98,942
Logistics	-	-	21,315	(8,137)	(2)	13,178
Total sales revenue	65,017	65,846	21,315	(40,058)		112,120
Cost of furniture and accessories sold	43,877	32,906	-	(31,513)	(3)	45,270
SG&A expense	18,427	34,189	20,480	(8,456)	(4)	64,640
New store pre-opening costs	-	-	-	-		-
Income (loss) from operations	$2,713	$(1,249)	$835	$(89)		$2,210

	Quarter Ended March 2, 2019*
	Wholesale	Retail	Logistics	Eliminations		Consolidated

Sales revenue:
Furniture & accessories	$72,781	$69,629	$-	$(35,053)	(1)	$107,357
Logistics	-	-	21,751	(8,267)	(2)	13,484
Total sales revenue	72,781	69,629	21,751	(43,320)		120,841
Cost of furniture and accessories sold	48,850	34,951	-	(34,624)	(3)	49,177
SG&A expense	19,749	37,230	21,039	(8,632)	(4)	69,386
New store pre-opening costs	-	494	-	-		494
Income (loss) from operations (5)	$4,182	$(3,046)	$712	$(64)		$1,784

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale segment.
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

(4)

Represents the elimination of rent paid by our retail stores occupying Company-owned real estate, and the elimination of logisitcal services charged by Zenith to Bassett's wholesale segment as follows:

	Quarter Ended
	February 29, 2020	March 2, 2019

Intercompany logistical services	$(8,137)	$(8,267)
Intercompany rents	(319)	(365)

Total SG&A expense elimination	$(8,456)	$(8,632)

(5)	Excludes the effects of the 2019 early retirement program, which is not allocated to our segments.

*13 weeks for fiscal 2020 as compared with 14 weeks for fiscal 2019.

27 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the quarters ended February 29, 2020 and March 2, 2019 are as follows:

	Quarter Ended*				Change
	February 29, 2020		March 2, 2019		Dollars	Percent

Net sales	$65,017	100.0%	$72,781	100.0%	$(7,764)	-10.7%
Gross profit	21,140	32.5%	23,931	32.9%	(2,791)	-11.7%
SG&A expenses	18,427	28.3%	19,749	27.1%	(1,322)	-6.7%

Income from operations	$2,713	4.2%	$4,182	5.7%	$(1,469)	-35.1%

*13 weeks for fiscal 2020 as compared with 14 weeks for fiscal 2019.

Quarterly Analysis of Results - Wholesale

On an average weekly basis (normalizing for 13 weeks compared to 14 weeks), net sales decreased 3.8%. This decrease was primarily driven by a 95% decrease in juvenile furniture shipments as we have exited this furniture line and a 5.2% decrease in shipments on an average weekly basis to our traditional open market customers. These decreases were partially offset by a 1.2% increase in shipments on an average weekly basis to the Bassett Home Furnishings Network (BHF) and a 16% increase on an average weekly basis of Lane Venture products. In addition, the wholesale segment ceased selling accessories to the BHF network beginning at the start of the third quarter of 2019. Both the corporate and licensee owned stores now purchase accessories directly from third-party accessory providers. Wholesale sales of accessory items during the first quarter of 2019 were $945. Gross margin for the wholesale segment was 32.5% for the first quarter of 2020 as compared to 32.9% for the prior year quarter. This decrease was primarily due to lower margins in the upholstery and import wood operations due to fixed cost deleverage from lower sales volumes, partially offset by a $390 inventory charge recorded in the first quarter of 2019 related to the exit of the juvenile business. SG&A as a percentage of sales increased to 28.3% as compared to 27.1% for the first quarter of 2019. This increase in SG&A as a percentage of sales was primarily driven by reduced leverage of fixed costs from lower sales volume and increased over-the-road freight and warehousing costs, partially offset by lower health insurance and workers compensation costs due to improved claims experience.

Wholesale shipments by type:	Quarter Ended*				Change
	February 29, 2020		March 2, 2019		Dollars	Percent

Bassett Custom Upholstery	$40,033	61.6%	$41,538	57.1%	$(1,505)	-3.6%
Bassett Leather	4,700	7.2%	5,771	7.9%	(1,071)	-18.6%
Bassett Custom Wood	11,290	17.4%	11,675	16.0%	(385)	-3.3%
Bassett Casegoods	8,994	13.8%	12,640	17.4%	(3,646)	-28.8%
Accessories	-	0.0%	1,157	1.6%	(1,157)	-100.0%
Total	$65,017	100.0%	$72,781	100.0%	$(7,764)	-10.7%

*13 weeks for fiscal 2020 as compared with 14 weeks for fiscal 2019.

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $14,617 at February 29, 2020 as compared with $13,567 at March 2, 2019.

28 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

Retail – Company-owned Stores Segment

Results for the retail segment for the quarters ended February 29, 2020 and March 2, 2019 are as follows:

	Quarter Ended*				Change
	February 29, 2020		March 2, 2019		Dollars	Percent

Net sales	$65,846	100.0%	$69,629	100.0%	$(3,783)	-5.4%
Gross profit	32,940	50.0%	34,678	49.8%	(1,738)	-5.0%
SG&A expenses	34,189	51.9%	37,230	53.5%	(3,041)	-8.2%
New store pre-opening costs	-	0.0%	494	0.7%	(494)	-100.0%
Loss from operations	$(1,249)	-1.9%	$(3,046)	-4.4%	$1,797	-59.0%

Results for comparable stores† (59 stores) are as follows:

	Quarter Ended*				Change
	February 29, 2020		March 2, 2019		Dollars	Percent

Net sales	$59,058	100.0%	$65,914	100.0%	$(6,856)	-10.4%
Gross profit	29,823	50.5%	33,018	50.1%	(3,195)	-9.7%
SG&A expenses	30,358	51.4%	33,976	51.5%	(3,618)	-10.6%
Loss from operations	$(535)	-0.9%	$(958)	-1.5%	$423	-44.2%

† “Comparable” stores include only those locations that have been open and operated by the Company for all of each respective comparable period.

Results for all other stores are as follows:

	Quarter Ended*				Change
	February 29, 2020		March 2, 2019		Dollars	Percent

Net sales	$6,788	100.0%	$3,715	100.0%	$3,073	82.7%
Gross profit	3,117	45.9%	1,660	44.7%	1,457	87.8%
SG&A expenses	3,831	56.4%	3,254	87.6%	577	17.7%
New store pre-opening costs	-	0.0%	494	13.3%	(494)	-100.0%
Loss from operations	$(714)	-10.5%	$(2,088)	-56.2%	$1,374	-65.8%

*13 weeks for fiscal 2020 as compared with 14 weeks for fiscal 2019.

Quarterly Analysis of Results - Retail

The decrease in net sales for the 69 Company-owned BHF stores was due to a $6,856 or 10.4% decrease in comparable store sales, partially offset by an increase of $3,073 in non-comparable store sales as we opened 6 stores over the last 18 months. In addition, we closed one underperforming store in the fourth quarter of 2019, another underperforming store in the first quarter of 2020 and closed an additional three underperforming stores in March during the second quarter of 2020. On an average weekly basis (normalizing for the extra week in the first quarter of 2019), comparable store sales decreased 3.5%.

While we do not recognize sales until goods are delivered to the consumer, management tracks written sales (the retail dollar value of sales orders taken, rather than delivered) as a key store performance indicator. Written sales for comparable stores decreased by 7.9% for the first quarter of 2020 as compared to the first quarter of 2019. On an average weekly basis, comparable store written sales decreased 0.8%.

29 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

Comparable store gross margins improved 40 basis points primarily due to improved sales mix. The 10 basis point improvement in SG&A expenses as a percent of sales was primarily driven by various cost structure decreases implemented in the second half of fiscal 2019 and reduced health insurance and workers compensation costs due to improved claims experience, partially offset by deleverage of fixed costs due to lower sales volume.

The $1,374 improvement in the non-comparable operating loss was primarily driven by no new store pre-opening costs in the quarter compared to $494 in the prior year quarter and no post-opening losses in the quarter compared to $828 in the prior year quarter.

Each addition to our Company-owned store network results in incremental fixed overhead costs, primarily associated with local store personnel, occupancy costs and warehousing expenses. The incremental SG&A expenses associated with each new store will be ongoing.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $29,775, or an average of $432 per open store, at February 29, 2020 as compared with a retail backlog of $31,295, or an average of $454 per open store, at March 2, 2019.

Logistical Services Segment

Results for our logistical services segment for the quarters ended February 29, 2020 and March 2, 2019 are as follows:

	Quarter Ended*				Change
	February 29, 2020		March 2, 2019		Dollars	Percent

Logistical services revenue	$21,315	100.0%	$21,751	100.0%	$(436)	-2.0%
Operating expenses	20,480	96.1%	21,039	96.7%	(559)	-2.7%

Income from operations	$835	3.9%	$712	3.3%	$123	17.3%

*13 weeks for fiscal 2020 as compared with 14 weeks for fiscal 2019.

Quarterly Analysis of Operations – Logistical Services

On an average weekly basis (normalizing for the extra week in the first quarter of 2019), revenues increased 5.5%. This increase was primarily due to higher over-the-road trucking revenues as several new customers were added during the quarter. The improvement in the operating expenses as a percent of sales was primarily due to greater leverage of fixed costs from higher revenues, partially offset by increased employee health care and workers compensation costs due to unfavorable claims experience.

OtherItems Affecting NetIncome

Early Retirement Program

During the first quarter of fiscal 2019, we offered an early retirement package to certain eligible employees of the Company. These employees are receiving pay equal to one-half their current salary plus benefits over a period of one year from the final day of each individual’s active employment. Accordingly, we recognized a charge of $835 during the quarter ended March 2, 2019. The unpaid obligation of $148 at February 29, 2020 will be paid out within fiscal 2020.

Other Loss, Net

Other loss, net, for the quarter ended February 29, 2020 was $362 as compared to $123 for the quarter ended March 2, 2019. The increased net loss is primarily attributable to life insurance death benefits included in the prior year period.

30 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

Income Taxes and Impact of Tax Cuts and Jobs Act

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rates for the quarters ended February 29, 2020 and March 2, 2019 of 34.5% and 26.4%, respectively, differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including a tax benefit deficiency of $114 during the quarter ended February 29, 2020 arising from stock-based compensation.

Liquidity and Capital Resources

Cash Flows

Cash used in operations for the first quarter of 2020 was $5,243 compared to $15,734 used in operations for the first quarter of 2019, representing a decrease in cash used of $10,491. This decreased use of cash is primarily due to decreased investment in inventory due to fewer new store openings, other changes in working capital due in part to the timing impact of the additional week in the prior year period and improved operations in our retail segment.

Our overall cash position decreased by $7,498 during the first quarter of 2020. In addition to the cash used in operations, we had a net use of $77 of cash in investing activities, primarily consisting of reduced capital expenditures as compared with the prior year period and additional investments in CDs, largely offset by proceeds from the sale of one of our real estate holdings. Net cash used in financing activities was $2,178, including dividend payments of $1,260 and stock repurchases of $766 under our existing share repurchase plan, of which $9,873 remains authorized at February 29, 2020.

Debt and Other Obligations

Our credit facility with our bank provides for a line of credit of up to $25,000. This credit facility is unsecured and contains covenants requiring us to maintain certain key financial ratios. We are in compliance with all covenants under the agreement. The credit facility will mature in December 2021. At February 29, 2020, we had $2,673 outstanding under standby letters of credit against our line, leaving availability under our credit line of $22,327. In addition, we have outstanding standby letters of credit with another bank totaling $325. See “Recent Developments” below regarding a commitment obtained from our bank to increase the availability under our line by an additional $25,000.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services and retail segments. The total future minimum lease payments for leases with terms in excess of one year at February 29, 2020 is $190,592, the present value of which is $162,513 and is included in our accompanying condensed consolidated balance sheet at February 29, 2020. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,785 at February 29, 2020. See Note 11 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. Such real estate is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $17,812 at February 29, 2020.

The following information summarizes our total investment in retail real estate owned at February 29, 2020:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net	8	201,096	$17,812

31 of 35

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019, except for changes related to our adoption of Accounting Standards Codification Topic 842 as described in Note 1 and Note 11 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. In addition, we have guaranteed certain lease obligations of licensee operators for some of their store locations. See Note 11 to our condensed consolidated financial statements for further discussion of lease guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 10 to our condensed consolidated financial statements for further information regarding certain contingencies as of February 29, 2020.

Recent Developments

On April 1, 2020, we received a firm commitment from our bank to amend our credit facility to increase the maximum amount available under our credit line to $50,000 through December 31, 2020, after which date the maximum availability will return to the current amount of $25,000.  The line will bear interest at the rate of LIBOR plus 1.9%, with a fee of 0.25% charged for the unused portion of the line, and will be secured by a general lien on our accounts receivable and inventory. In addition, all covenants based on financial ratios will be waived for the remainder of fiscal 2020, and the maturity of the facility will be extended from December 5, 2021 to January 31, 2022.

Item 3. Quantitative and Qualitative Disclosure about Market Risk:

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars would not be material to our results from operations in fiscal 2020.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $17,812 at February 29, 2020 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,785 which we have guaranteed on behalf of licensees as of February 29, 2020 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees.

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

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

The coronavirus global pandemic has caused a significant disruption in non-essential retail commerce and may have a material adverse impact upon our financial condition and results of operations.

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have begun to have a significant adverse impact upon many sectors of the economy, including non-essential retail commerce. As a result of these circumstances, we have temporarily closed our dedicated stores, our manufacturing locations and many of our warehouses. In addition, many of our office personnel are working remotely. We are unable to predict when and how quickly we will be able to resume retail and manufacturing operations. While we are not able to estimate the full impact of the COVID-19 outbreak on our financial condition and results of operations, we expect that this situation will have a significant adverse impact on the Company’s results of operations for the second fiscal quarter of 2020. Should these conditions persist for a prolonged period beyond the second quarter, this may have a material adverse impact on our ultimate financial condition and liquidity.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, for the three months ended February 29, 2020 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

December 1, 2019 - January 4, 2020	7,500	$14.98	7,500	$10,527
January 5 - February 1, 2020	20,960	$15.07	8,000	$10,426
February 2 - February 29, 2020	51,983	$10.63	51,983	$9,873

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 3, 2018, the Board of Directors increased the remaining limit of the repurchase plan to $20,000. At February 29, 2020 $9,873 remains available for stock repurchases under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

a.	Exhibits:

Exhibit 3a – Articles of Incorporation as amended to date are incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended February 28, 1994.

33 of 35

PART II - OTHER INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 29, 2020

(Dollars in thousands except share and per share data)

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
April 2, 2020

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer April 2, 2020

35 of 35