Form 10-Q
period 2020-05-30
BASSETT FURNITURE INDUSTRIES INC
filed 2020-07-09
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2020

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

At June 29, 2020, 9,995,356 shares of common stock of the Registrant were outstanding.

1 of 40

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM	PAGE

PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of May 30, 2020 (unaudited) and November 30, 2019 and for the three and six months ended May 30, 2020 (unaudited) and June 1, 2019 (unaudited)

	Condensed Consolidated Statements of Operations	3

	Condensed Consolidated Statements of Comprehensive Income (Loss)	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

3.	Quantitative and Qualitative Disclosures About Market Risk	36

4.	Controls and Procedures	37

	PART II - OTHER INFORMATION

1.	Legal Proceedings	38

1A.	Risk Factors	38

2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	38

3.	Defaults Upon Senior Securities	38

6.	Exhibits	39

2 of 40

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED MAY 30, 2020 AND JUNE 1, 2019 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Six Months Ended

	May 30, 2020	June 1, 2019	May 30, 2020	June 1, 2019
Sales revenue:
Furniture and accessories	$53,000	$95,824	$151,942	$203,181
Logistics	10,801	12,366	23,979	25,850
Total sales revenue	63,801	108,190	175,921	229,031

Cost of furniture and accessories sold	29,452	42,530	74,722	91,707

Selling, general and administrative expenses excluding new store pre-opening costs	50,373	64,590	115,013	133,976
New store pre-opening costs	-	369	-	863
Asset impairment charges	12,184	-	12,184	-
Goodwill impairment charge	1,971	-	1,971	-
Litigation expense	1,050	-	1,050	-
Early retirement program	-	-	-	835
Income (loss) from operations	(31,229)	701	(29,019)	1,650

Other loss, net	(765)	(145)	(1,127)	(268)
Income (loss) before income taxes	(31,994)	556	(30,146)	1,382

Income tax expense (benefit)	(11,642)	111	(11,004)	329

Net income (loss)	$(20,352)	$445	$(19,142)	$1,053

Basic earnings (loss) per share	$(2.04)	$0.04	$(1.92)	$0.10

Diluted earnings (loss) per share	$(2.04)	$0.04	$(1.92)	$0.10

Dividends per share	$0.125	$0.125	$0.125	$0.25

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE PERIODS ENDED MAY 30, 2020 AND JUNE 1, 2019 – UNAUDITED

(In thousands)

	Quarter Ended		Six Months Ended

	May 30, 2020	June 1, 2019	May 30, 2020	June 1, 2019

Net income (loss)	$(20,352)	$445	$(19,142)	$1,053
Other comprehensive income:
Amortization associated with
Long Term Cash Awards (LTCA)	31	31	63	62
Income taxes related to LTCA	(8)	(8)	(16)	(16)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	2	46	3	92
Income taxes related to SERP	-	(12)	(1)	(24)

Other comprehensive income, net of tax	25	57	49	114

Total comprehensive income (loss)	$(20,327)	$502	$(19,093)	$1,167

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 30, 2020AND NOVEMBER 30, 2019

(In thousands)

	(Unaudited)
	May 30, 2020	November 30, 2019
Assets
Current assets
Cash and cash equivalents	$11,435	$19,687
Short-term investments	17,673	17,436
Accounts receivable, net	17,799	21,378
Inventories	62,483	66,302
Recoverable income taxes	11,321	329
Other current assets	8,432	11,654
Total current assets	129,143	136,786

Property and equipment, net	91,128	101,724

Deferred income taxes	7,550	5,744
Goodwill and other intangible assets	24,016	26,176
Right of use assets under operating leases	130,042	-
Other	5,094	5,336
Total long-term assets	166,702	37,256
Total assets	$386,973	$275,766

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,286	$23,677
Accrued compensation and benefits	12,090	11,308
Customer deposits	23,191	25,341
Dividends payable	1,249	-
Current portion operating lease obligations	29,009	-
Other current liabilities and accrued expenses	15,982	11,945
Total current liabilities	95,807	72,271

Long-term liabilities
Post employment benefit obligations	11,817	11,830
Long-term portion of operating lease obligations	126,036	-
Other long-term liabilities	1,132	12,995
Total long-term liabilities	138,985	24,825

Stockholders’ equity
Common stock	49,977	50,581
Retained earnings	103,391	129,130
Additional paid-in capital	-	195
Accumulated other comprehensive loss	(1,187)	(1,236)
Total stockholders' equity	152,181	178,670
Total liabilities and stockholders’ equity	$386,973	$275,766

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 30, 2020 AND JUNE 1, 2019 – UNAUDITED

(In thousands)

	Six Months Ended
	May 30, 2020	June 1, 2019
Operating activities:
Net income (loss)	$(19,142)	$1,053
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,239	6,735
Gain on lease modification	(152)	-
(Gain) loss on sale of property and equipment	39	(3)
Asset impairment charges	12,184	-
Goodwill impairment charge	1,971	-
Inventory valuation charges	2,936	1,274
Bad debt valuation charges (recoveries)	1,074	(27)
Deferred income taxes	(521)	23
Other, net	634	(276)
Changes in operating assets and liabilities:
Accounts receivable	2,483	(1,797)
Inventories	883	(4,629)
Other current assets	(9,091)	(3,274)
Right of use assets under operating leases	14,810	-
Customer deposits	(2,150)	(2,247)
Accounts payable and other liabilities	(2,670)	(5,774)
Obligations under operating leases	(16,274)	-
Net cash used in operating activities	(5,747)	(8,942)

Investing activities:
Purchases of property and equipment	(1,791)	(8,313)
Proceeds from sales of property and equipment	2,345	11
Purchases of investments	(241)	-
Other	(211)	343
Net cash provided by (used in) investing activities	102	(7,959)

Financing activities:
Cash dividends	(1,258)	(2,603)
Proceeds from the exercise of stock options	-	25
Other issuance of common stock	157	159
Repurchases of common stock	(1,241)	(2,347)
Taxes paid related to net share settlement of equity awards	(215)	-
Repayments of finance lease obligations	(50)	-
Repayments of notes payable	-	(220)
Net cash used in financing activities	(2,607)	(4,986)
Change in cash and cash equivalents	(8,252)	(21,887)
Cash and cash equivalents - beginning of period	19,687	33,468
Cash and cash equivalents - end of period	$11,435	$11,581

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2020

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

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The prior fiscal year ending November 30, 2019 was a 53-week year, with the additional week being included in the first fiscal quarter of 2019. Accordingly, the information presented below includes 26 weeks of operations for the six months ended May 30, 2020 as compared with 27 weeks included in the six months ended June 1, 2019.

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

Impact of the COVID-19 Pandemic Upon our Financial Condition and Results of Operations

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including non-essential retail commerce.

In response to these measures and for the protection of our employees and customers, we temporarily closed our dedicated stores, our manufacturing locations and many of our warehouses for several weeks during the second fiscal quarter of 2020. While as of May 30, 2020, we had reopened most of our stores and resumed manufacturing and shipping activities, the extended period of suspended operations has had a material adverse impact upon our results of operations for the three and six months ended May 30, 2020. In addition to operating losses resulting from severely reduced sales volumes, we also recorded charges for goodwill impairment (Note 6) as well as for the impairment of certain other long-lived assets (Note 9).

Whereas most state and local governments have begun to ease restrictions on commercial retail activity, it is possible that a resurgence in COVID-19 cases could prompt a return to tighter restrictions in certain areas of the county. Furthermore, the economic recession brought on by the pandemic may have a continuing adverse impact on consumer demand for our products. Therefore, significant uncertainty remains regarding the ongoing impact of the COVID-19 outbreak upon our financial condition and future results of operations, as well as upon the significant estimates and assumptions we utilize in reporting certain assets and liabilities.

7 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2020

(Dollars in thousands except share and per share data)

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and six months ended May 30, 2020 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 30, 2019.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. A major provision of the CARES Act allows net operating losses from the 2018, 2019 and 2020 tax years to be carried back up to five years. As a result, our effective tax rates for the three and six months ended May 30, 2020 were (36.4%) and (36.5%), respectively, which differ from the federal statutory rate of 21% primarily due to the effects of carrying back our current net operating loss to tax years in which the federal statutory rate was 35%, and to the effects of state income taxes and various permanent differences. Our effective tax rates for the three and six months ended June 1, 2019 were 20.0% and 23.8%, respectively, and differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including the recognition of non-taxable proceeds from Company-owned life insurance.

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

Investments

Our short-term investments of $17,673 at May 30, 2020 and $17,436 at November 30, 2019 consisted of certificates of deposit (CDs). At May 30, 2020, the CDs had original terms averaging eight months, bearing interest at rates ranging from 0.30% to 2.00%. At May 30, 2020, the weighted average remaining time to maturity of the CDs was approximately three months and the weighted average yield of the CDs was approximately 1.19%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at May 30, 2020 and November 30, 2019 approximates their fair value.

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

MAY 30, 2020

(Dollars in thousands except share and per share data)

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

We believe that the carrying amounts of our current assets and current liabilities approximate fair value due to the short-term nature of these items. Our primary non-recurring fair value estimates typically involve business acquisitions or the impairment of long-lived assets (see Note 6 regarding the impairment of goodwill, Note 9 regarding the impairment of certain long-lived assets and Note 11 regarding the impairment of lease right-of-use assets upon adoption of ASC Topic 842) which involve a combination of Level 2 and Level 3 inputs.

4. Accounts Receivable

Accounts receivable consists of the following:

	May 30, 2020	November 30, 2019
Gross accounts receivable	$19,500	$22,193
Allowance for doubtful accounts	(1,701)	(815)
Accounts receivable, net	$17,799	$21,378

Activity in the allowance for doubtful accounts for the six months ended May 30, 2020 was as follows:

Balance at November 30, 2019	$815
Additions charged to expense	1,074
Write-offs against allowance	(188)
Balance at May 30, 2020	$1,701

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

9 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2020

(Dollars in thousands except share and per share data)

5. Inventories

Domestic furniture inventories are valued at the lower of cost, which is determined using the last-in, first-out (LIFO) method, or market. Imported inventories and those applicable to our Lane Venture and Bassett Outdoor lines are valued at the lower of cost, which is determined using the first-in, first-out (FIFO) method, or net realizable value.

Inventories were comprised of the following:

	May 30, 2020	November 30, 2019
Wholesale finished goods	$27,532	$27,792
Work in process	441	733
Raw materials and supplies	17,173	17,293
Retail merchandise	30,873	31,534
Total inventories on first-in, first-out method	76,019	77,352
LIFO adjustment	(8,836)	(8,688)
Reserve for excess and obsolete inventory	(4,700)	(2,362)
	$62,483	$66,302

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 30, 2019	$2,054	$308	$2,362
Additions charged to expense	2,532	404	2,936
Write-offs	(579)	(19)	(598)
Balance at May 30, 2020	$4,007	$693	$4,700

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

10 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2020

(Dollars in thousands except share and per share data)

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	May 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(1,217)	$2,333
Technology - customized applications	834	(635)	199

Total intangible assets subject to amortization	$4,384	$(1,852)	2,532

Intangibles not subject to amortization:
Trade names			9,338
Goodwill			12,146

Total goodwill and other intangible assets			$24,016

	November 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(1,088)	$2,462
Technology - customized applications	834	(575)	259

Total intangible assets subject to amortization	$4,384	$(1,663)	2,721

Intangibles not subject to amortization:
Trade names			9,338
Goodwill			14,117

Total goodwill and other intangible assets			$26,176

We normally test the carrying amount of our goodwill on an annual basis as of the beginning of our fourth quarter, the most recent annual test having been performed as of September 1, 2019 which resulted in the full impairment of the goodwill previously allocated to our retail reporting unit. Due to the impact of the COVID-19 pandemic, we performed an interim impairment assessment of our remaining goodwill as of May 30, 2020. In accordance with ASC Topic 350, Intangibles – Goodwill & Other (“ASC Topic 350”), we first assessed qualitative factors to determine whether it was more likely than not that the fair value of our reporting units was less than their carrying amounts as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Based on our qualitative assessment as described above, we concluded that it was necessary to perform the quantitative evaluation for the wood reporting unit in the current quarter. As a result of this test, we concluded that the carrying value of our wood reporting unit exceeded its fair value by an amount in excess of the goodwill previously allocated to the reporting unit. Therefore, we recognized a goodwill impairment charge of $1,971 for the three and six months ended May 30, 2020. The determination of the fair value of our wood reporting unit was primarily based on an income approach that utilized discounted cash flows for the reporting unit and other Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosure (see Note 3). Under the income approach, we determined fair value based on the present value of the most recent cash flow projections for the reporting unit as of the date of the analysis and calculated a terminal value utilizing a terminal growth rate. The significant assumptions under this approach included, among others: income projections, which are dependent on future sales, new product introductions, customer behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value were dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience as well as our estimate of the period of time required to recover from the impact of the COVID-19 pandemic. Our estimates are subject to change given the inherent uncertainty in predicting future results, including uncertainties surrounding the continuing impact of COVID-19 upon consumer spending and our ability to keep our retail store locations open to the public. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant.

11 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2020

(Dollars in thousands except share and per share data)

Changes in the carrying amounts of goodwill by reportable segment are as follows:

	Wholesale	Retail	Logistics	Total

Balance as of November 30, 2019	$9,188	$-	$4,929	$14,117
Goodwill impairment	(1,971)	-	-	(1,971)

Balance as of May 30, 2020	$7,217	$-	$4,929	$12,146

The carrying amounts of our goodwill at May 30, 2020 and November 30, 2019 included the following accumulated impairment losses:

	Wholesale	Retail	Logistics	Total

Balance as of November 30, 2019	$-	$1,926	$-	$1,926

Balance as of May 30, 2020	$1,971	$1,926	$-	$3,897

Amortization expense associated with intangible assets during the three and six months ended May 30, 2020 and June 1, 2019 was as follows:

	Quarter Ended		Six Months Ended
	May 30, 2020	June 1, 2019	May 30, 2020	June 1, 2019

Intangible asset amortization expense	$95	$95	$189	$190

Estimated future amortization expense for intangible assets that exist at May 30, 2020 is as follows:

Remainder of fiscal 2020	$189
Fiscal 2021	379
Fiscal 2022	279
Fiscal 2023	259
Fiscal 2024	259
Fiscal 2025	259
Thereafter	908

Total	$2,532

12 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2020

(Dollars in thousands except share and per share data)

7. Bank Credit Facility

Bank Credit Facility

Our existing credit facility with our bank as of May 30, 2020 provides for a line of credit of up to $25,000. At May 30, 2020, we had $4,773 outstanding under standby letters of credit against our line, leaving availability under our credit line of $20,227. In addition, we have outstanding standby letters of credit with another bank totaling $325. Effective June 15, 2020, we executed an amended credit facility with our bank to increase the maximum amount available under our credit line to $50,000 through December 31, 2020, after which date the maximum availability will return to the original amount of $25,000. The line bears interest at the rate of LIBOR plus 1.9%, with a fee of 0.25% charged for the unused portion of the line and is secured by a general lien on our accounts receivable and inventory. In addition, all covenants based on financial ratios have been waived for the remainder of fiscal 2020, and the maturity of the facility was extended from December 5, 2021 to January 31, 2022.

8. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $8,695 and $8,779 as of May 30, 2020 and November 30, 2019, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to certain management employees in the amount of $400 each. The liability for the LTC Awards was $1,366 and $1,311 as of May 30, 2020 and November 30, 2019, respectively.

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	May 30, 2020	November 30, 2019
Accrued compensation and benefits	$655	$655
Post employment benefit obligations	9,406	9,435

Total pension liability	$10,061	$10,090

Components of net periodic pension costs for our defined benefit plans for the three and six months ended May 30, 2020 and June 1, 2019 are as follows:

	Quarter Ended		Six Months Ended
	May 30, 2020	June 1, 2019	May 30, 2020	June 1, 2019
Service cost	$43	$47	$87	$94
Interest cost	67	110	134	221
Amortization of prior service costs	31	31	63	63
Amortization of loss	2	46	4	92

Net periodic pension cost	$143	$234	$288	$470

13 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2020

(Dollars in thousands except share and per share data)

The components of net periodic pension cost other than the service cost component are included in other loss, net in our condensed consolidated statements of operations.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,714 and $1,767 as of May 30, 2020 and November 30, 2019, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $963 and $894 as of May 30, 2020 and November 30, 2019, respectively.

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	May 30, 2020	November 30, 2019
Accrued compensation and benefits	$266	$266
Post employment benefit obligations	2,411	2,395

Total deferred compensation liability	$2,677	$2,661

We recognized expense under our deferred compensation arrangements during the three and six months ended May 30, 2020 and June 1, 2019 as follows:

	Quarter Ended		Six Months Ended
	May 30, 2020	June 1, 2019	May 30, 2020	June 1, 2019
Deferred compensation expense	$198	$84	$294	$183

9. Other Operating Losses

Fiscal 2020

Asset Impairment Charges

During the three and six months ended May 30, 2020 we recorded $11,114 of non-cash impairment charges on the assets of five underperforming retail stores, including $6,239 for the impairment of operating lease right-of-use assets associated with the leased locations. Our estimates of the fair value of the impaired right-of-use assets included estimates of discounted cash flows based upon current market rents and other inputs which we consider to be Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurement and Disclosure (see Note 3).

During the three and six months ended May 30, 2020 we incurred $1,070 of non-cash impairment charges in our wholesale segment, primarily due to the closing of our custom upholstery manufacturing facility in Grand Prairie, Texas, in May.

14 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2020

(Dollars in thousand

s except share and per share data

)

Litigation Expense

During the three and six months ended May 30, 2020 we accrued an additional $1,050 for the estimated costs to resolve certain wage and hour violation claims that have been asserted against the Company and have received class action designation, bringing our total recorded reserve for these claims to $1,750 at May 30, 2020, which is included in other current liabilities and accrued expenses in our accompanying balance sheet. While the ultimate cost of resolving these claims may be substantially higher, the amount accrued represents our estimate of the most likely outcome of a mediated settlement.

Fiscal 2019

Early Retirement Program

During the first quarter of fiscal 2019, we offered a voluntary early retirement package to certain eligible employees of the Company. These employees are to receive pay equal to one-half their current salary plus benefits over a period of one year from the final day of each individual’s active employment. Accordingly, we recognized a charge of $835 during the six months ended June 1, 2019. The unpaid balance of the obligation at May 30, 2020 and November 30, 2019 of $35 and $374, respectively, is included in other current liabilities and accrued expenses in our condensed consolidated balance sheets.

10. Commitments and Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 9 regarding litigation arising from certain wage and hour violations which have been asserted against the Company.

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

15 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2020

(Dollars in thousands except share and per share data)

Adoption of the standard resulted in the recording of additional net lease-related assets and lease-related liabilities of $146,585 and $151,672, respectively, as of December 1, 2019. The difference between the additional lease assets and lease liabilities, net of the $1,302 deferred tax impact, was $3,785 and was recorded as an adjustment to retained earnings. This adjustment to retained earnings primarily represents the impairment of right-of-use assets associated with certain underperforming retail locations. Our estimates of the fair value of the impaired ROU assets included estimates of discounted cash flows based upon current market rents and other inputs which we consider to be Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurement and Disclosure (see Note 3). Our adoption of this standard did not have a material impact on our consolidated statements of operations, comprehensive income or cash flows.

We are currently in negotiations with a number of our lessors to obtain relief in the form of rent deferrals or abatements from rents currently due as a result of the effects of COVID-19 on our business. At May 30, 2020, the unpaid rent for the months of April and May subject to these negotiations totaled $4,470 and is included in other current liabilities and accrued expenses in our accompanying condensed consolidated balance sheet. In accordance with FASB Staff Q&A - Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic ("FASB Staff Q&A") issued in April 2020, we have elected to account for any lease concessions resulting directly from COVID-19 as if the enforceable rights and obligations for the concessions existed in the respective contracts at lease inception and as such we will not account for any concession as a lease modification. Guidance from the FASB Staff Q&A provided methods to account for rent deferrals which include the option to treat the lease as if no changes to the lease contract were made or to treat deferred payments as variable lease payments. The FASB Staff Q&A allows entities to select the most practical approach and does not require the same approach be applied consistently to all leases. As a result, we expect to account for the deferrals as if no changes to the lease contract were made and will continue to recognize lease expense, on a straight-line basis, during the deferral period. For any abatements received, we will account for those as variable rent in the period in which the abatement is granted.

Supplemental balance sheet information related to leases as of May 30, 2020 is as follows:

Operating leases:
Right of use assets	$130,042
Lease liabilties, short-term	29,009
Lease liabilties, long-term	126,036

Finance leases:
Right of use assets (1)	$974
Lease liabilties, short-term (2)	155
Lease liabilties, long-term (3)	827

(1)	Included in property & equipment, net in our condensed consolidated balance sheet.
(2)	Included in other current liabilites and accrued expenses in our condensed consolidated balance sheet.
(3)	Included in other long-term liabilites and accrued expenses in our condensed consolidated balance sheet.

16 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2020

(Dollars in thousands except share and per share data)

Our right-of-use assets under operating leases by segment as of May 30, 2020 are as follows:

Wholesale	$11,039
Retail	99,895
Logistical services	19,108

Total right of use assets	$130,042

The components of our lease cost for the three and six months ended May 30, 2020 are as follows:

	Quarter Ended	Six Months Ended
	May 30, 2020	May 30, 2020
Lease cost:
Operating lease cost	$8,792	$17,564
Financing lease cost:
Amortization of right-of-use assets	43	57
Interest on lease liabilities	12	16
Short-term lease cost	304	798
Variable lease cost	28	64
Sublease income	(394)	(788)

Total lease cost	$8,785	$17,711

Supplemental lease disclosures as of May 30, 2020 and for the six months then ended are as follows:

	Operating	Financing

For the six months ended May 30, 2020:
Cash paid for amounts included in the measurements of lease liabilities	$14,533	$57
Lease liabilities arising from new right-of-use assets	5,052	1,031

As of May 30, 2020:
Weighted average remaining lease terms (years)	6.4	5.7
Weighted average discount rates	5.01%	4.72%

Future payments under our leases and the present value of the obligations as of May 30, 2020 are as follows:

	Operating Leases	Financing Leases

Remainder of fiscal 2020	$18,530	$98
Fiscal 2021	34,079	197
Fiscal 2022	30,806	197
Fiscal 2023	25,626	197
Fiscal 2024	18,909	197
Fiscal 2025	15,626	197
Thereafter	38,351	33
Total lease payments	181,927	1,116
Less: interest	26,882	134
Total lease obligations	$155,045	$982

17 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2020

(Dollars in thousands except share and per share data)

We sublease a small number of our leased locations to our licensees for operation as BFH network stores. The terms of these leases generally match those of the lease we have with the lessor. Minimum future lease payments due to us under these subleases are as follows:

Remainder of fiscal 2020	$699
Fiscal 2021	1,395
Fiscal 2022	1,429
Fiscal 2023	1,113
Fiscal 2024	1,007
Fiscal 2025	1,007
Thereafter	381
Total minimum future rental income	$7,031

Lease Guarantees

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,793 and $1,776 at May 30, 2020 and November 30, 2019, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at May 30, 2020 and November 30, 2019 was not material.

18 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2020

(Dollars in thousands except share and per share data)

12. Earnings (Loss) Per Share

The following reconciles basic and diluted earnings (loss) per share:

	Net Income (Loss)	Weighted Average Shares	Net Income (Loss) Per Share
For the quarter ended May 30, 2020:

Basic loss per share	$(20,352)	9,956,975	$(2.04)
Add effect of dilutive securities:
Options and restricted shares*	-	-	-
Diluted loss per share	$(20,352)	9,956,975	$(2.04)

For the quarter ended June 1, 2019:

Basic earnings per share	$445	10,433,492	$0.04
Add effect of dilutive securities:
Options and restricted shares	-	26,329	-
Diluted earnings per share	$445	10,459,821	$0.04

For the six months ended May 30, 2020:

Basic loss per share	$(19,142)	9,992,101	$(1.92)
Add effect of dilutive securities:
Options and restricted shares*	-	-	-
Diluted loss per share	$(19,142)	9,992,101	$(1.92)

For the six months ended June 1, 2019:

Basic earnings per share	$1,053	10,444,306	$0.10
Add effect of dilutive securities:
Options and restricted shares	-	27,530	-
Diluted earnings per share	$1,053	10,471,836	$0.10

*Due to the net loss, the potentially dilutive securities would have been anti-dilutive and are therefore excluded.

For the three and six months ended May 30, 2020 and June 1, 2019, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Six Months Ended
	May 30, 2020	June 1, 2019	May 30, 2020	June 1, 2019

Stock options	5,250	-	5,250	-
Unvested shares	51,653	45,653	88,153	45,653

Total anti-dilutive securities	56,903	45,653	93,403	45,653

19 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2020

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

●

Logistical services. Our logistical services segment reflects the operations of Zenith. In addition to providing shipping and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statements of operations. Zenith’s total operating costs, including those associated with providing logistical services to the Company as well as to third-party customers, are included in selling, general and administrative expenses and were $17,101 and $37,581 for the three and six months ended May 30, 2020, respectively, and $19,841 and $40,880 for the three and six months ended June 1, 2019, respectively.

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

20 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2020

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Six Months Ended
	May 30, 2020	June 1, 2019	May 30, 2020	June 1, 2019
Sales Revenue
Wholesale	$33,128	$63,131	$98,145	$135,912
Retail - Company-owned stores	33,171	62,568	99,017	132,197
Logistical services	15,259	20,093	36,574	41,844
Inter-company eliminations:
Furniture and accessories	(13,299)	(29,875)	(45,220)	(64,929)
Logistical services	(4,458)	(7,727)	(12,595)	(15,993)
Consolidated	$63,801	$108,190	$175,921	$229,031

Income (Loss) from Operations
Wholesale	$(7,381)	$3,173	$(4,668)	$7,355
Retail - Company-owned stores	(9,170)	(2,953)	(10,419)	(5,999)
Logistical services	(1,842)	252	(1,007)	964
Inter-company elimination	2,369	229	2,280	165
Early retirement program	-	-	-	(835)
Asset impairment charges	(12,184)	-	(12,184)	-
Goodwill impairment charge	(1,971)	-	(1,971)	-
Litigation expense	(1,050)	-	(1,050)	-
Consolidated	$(31,229)	$701	$(29,019)	$1,650

Depreciation and Amortization
Wholesale	$782	$827	$1,591	$1,645
Retail - Company-owned stores	1,712	1,544	3,442	3,049
Logistical services	1,122	994	2,206	2,041
Consolidated	$3,616	$3,365	$7,239	$6,735

Capital Expenditures
Wholesale	$271	$1,075	$693	$2,140
Retail - Company-owned stores	42	1,373	603	5,390
Logistical services	138	313	495	783
Consolidated	$451	$2,761	$1,791	$8,313

	As of	As of
Identifiable Assets	May 30, 2020	November 30, 2019
Wholesale	$144,580	$144,392
Retail - Company-owned stores	183,776	91,997
Logistical services	58,617	39,377
Consolidated	$386,973	$275,766

21 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2020

(Dollars in thousands except share and per share data)

Wholesale shipments by type
	Quarter Ended				Six Months Ended
	May 30, 2020		June 1, 2019		May 30, 2020		June 1, 2019

Bassett Custom Upholstery	$19,234	58.1%	$36,853	58.4%	$59,267	60.4%	$78,391	57.7%
Bassett Leather	3,055	9.2%	4,463	7.1%	7,755	7.9%	10,234	7.5%
Bassett Custom Wood	5,632	17.0%	10,526	16.7%	16,922	17.2%	22,201	16.3%
Bassett Casegoods	5,207	15.7%	9,979	15.8%	14,201	14.5%	22,619	16.6%
Accessories (1)	-	0.0%	1,310	2.1%	-	0.0%	2,467	1.8%
Total	$33,128	100.0%	$63,131	100.0%	$98,145	100.0%	$135,912	100.0%

(1) Beginning with the third quarter of fiscal 2019, our wholesale segment no longer purchases accessory items for resale to our retail segment or to third party customers such as licensees or independent furniture retailers. Our retail segment and third-party customers now source their accessory items directly from the accessory vendors.

14. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected upon delivery. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $23,191 and $25,341 as of May 30, 2020 and November 30, 2019, respectively. Substantially all of the customer deposits held at November 30, 2019 related to performance obligations that were satisfied during the current year-to-date period and have therefore been recognized in revenue for the six months ended May 30, 2020.

For our logistical services segment, line-haul freight revenue is recognized as services are performed and are billed to the customer upon the completion of delivery to the destination. Because the customer receives the benefits of these services as the freight is in transit from point of origin to destination, we recognize revenue using a percentage of completion method based on our estimate of the amount of time freight has been in transit as of the reporting date compared with our estimate of the total required time for the deliveries. The balances of assets recognized for shipping revenues earned but not billed as of May 30, 2020 and November 30, 2019 were not material. Warehousing services revenue is based upon warehouse space occupied by a customer’s goods and inventory movements in and out of a warehouse and is recognized as such services are provided and billed to the customer concurrently in the same period.

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

22 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2020

(Dollars in thousands except share and per share data)

15. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three and six months ended May 30, 2020 and June 1, 2019:

	Quarter Ended		Six Months Ended

	May 30, 2020	June 1, 2019	May 30, 2020	June 1, 2019
Common Stock:

Beginning of period	$50,173	$52,598	$50,581	$52,638
Issuance of common stock	89	64	118	281
Forfeited shares	-	-	(35)
Purchase and retirement of common stock	(285)	(400)	(687)	(657)
End of period	$49,977	$52,262	$49,977	$52,262

Common Shares Issued and Outstanding:

Beginning of period	10,034,591	10,519,640	10,116,291	10,527,636
Issuance of common stock	17,765	12,729	23,508	56,201
Forfeited shares	-	-	(7,000)	-
Purchase and retirement of common stock	(57,000)	(80,024)	(137,443)	(131,492)
End of period	9,995,356	10,452,345	9,995,356	10,452,345

Additional Paid-in Capital:

Beginning of period	$-	$-	$195	$-
Issuance of common stock	(7)	21	39	(97)
Forfeited shares	-	-	35	-
Purchase and retirement of common stock	(102)	(242)	(463)	(379)
Stock based compensation	109	221	194	476
End of period	$-	$-	$-	$-

Retained Earnings:

Beginning of period	$125,078	$138,687	$129,130	$140,009
Cumulative effect of a change in accounting principal	-	-	(3,785)	(21)
Net income (loss) for the period	(20,352)	445	(19,142)	1,053
Purchase and retirement of common stock	(87)	(693)	(304)	(1,311)
Cash dividends declared	(1,248)	(1,312)	(2,508)	(2,603)
End of period	$103,391	$137,127	$103,391	$137,127

Accumulated Other Comprehensive Loss:

Beginning of period	$(1,211)	$(2,280)	$(1,236)	$(2,338)
Amortization of pension costs, net of tax	24	57	49	115
End of period	$(1,187)	$(2,223)	$(1,187)	$(2,223)

23 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 30, 2020

(Dollars in thousands except share and per share data)

16. Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance in ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The guidance in ASU 2016-13 will become effective for us as of the beginning of our 2021 fiscal year. We are currently evaluating the impact that this guidance will have upon our financial position and results of operations, if any.

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

MAY 30, 2020

(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks.  The prior fiscal year ending November 30, 2019 was a 53-week year, with the additional week being included in the first fiscal quarter.  Accordingly, the information presented below includes 26 weeks of operations for the six months ended May 30, 2020 as compared to 27 weeks included in the six months ended June 1, 2019.

Safe-harbor, forward-looking statements:

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aims” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•

the impact of the COVID-19 outbreak upon our ability to maintain normal operations at our retail stores and manufacturing facilities and the resulting effects any future interruption of those operations may have upon our financial condition, results of operations and liquidity, as well as the impact of the outbreak upon general economic conditions, including consumer spending and the strength of the housing market in the United States

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

Additionally, other risks that could cause actual results to differ materially from those contemplated by such forward-looking statements are set forth in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

25 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2020

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

Impact of the COVID-19 Pandemic Upon Our Financial Condition and Results of Operations

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including non-essential retail commerce.

In response to these measures and for the protection of our employees and customers, we temporarily closed our dedicated stores, our manufacturing locations and many of our warehouses for several weeks during the second fiscal quarter of 2020. While as of May 30, 2020, we had reopened most of our stores and resumed manufacturing and shipping activities, the extended period of suspended operations had a material adverse impact upon our results of operations for the quarter ended May 30, 2020 resulting in a 40% decrease in revenues and a net loss of $20,352.

In response to these unprecedented business conditions, we implemented several measures that have helped us to maintain sufficient liquidity during the second quarter and, we believe, for the next several months. Specific measures, among other things, include the following:

●	Negotiating with our landlords to receive temporary rent deferrals, and in some cases abatement of rent, on many of our store leases
●	Negotiating with our vendors to defer payments
●	Cancelling various purchase orders for inventory
●	Negotiating with customers to maintain some level of in-coming cash and to reduce accounts receivable exposure
●	Instituting a 25% permanent workforce reduction along with temporary furloughs of an additional 42% of the workforce, many of which have returned to full- or part-time employment
●	Implementing a 20% to 25% salary and wage decrease for most other employees with the Chief Executive Officer and certain other executives taking a 50% pay reduction through June of 2020
●	Amending our bank credit agreement to increase the availability under our line of credit by an additional $25,000 through December 31, 2020

We continue to manage the impact of the COVID-19 crisis on a daily basis. As of the date of this filing, we have reopened all of our retail stores. However, our manufacturing operations continue in the ramp-up phase and are currently not producing at the incoming rate of wholesale orders. We are unable to predict when and how quickly we will be able to resume full manufacturing operations and the impact this may have on our financial statements in the near and long term. The timing of any future actions in response to COVID-19 is largely dependent on the mitigation of the spread of the virus, status of government orders, directives and guidelines, recovery of the business environment, economic conditions, and consumer demand for our products. We expect a phased return to normal operations over a period of time. Additionally, as we have re-opened stores and re-started plants, we continue to follow enhanced health and safety protocols across all locations for the protection of our employees and customers.

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

26 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2020

(Dollars in thousands except share and per share data)

With 100 BHF stores at May 30, 2020, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories. Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service. In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States.

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

We have a factories in Newton, North Carolina that manufacture custom upholstered furniture and our Lane Venture and Bassett Outdoor furniture, a factory in Martinsville, Virginia that primarily assembles and finishes our custom casual dining offerings and a factory in Bassett, Virginia that assembles and finishes our “Bench Made” line of custom, solid hardwood furniture. We recently closed our upholstery facility in Grand Prairie, Texas due to the expected demand reduction as a result of the COVID-19 crisis. In late 2019, we also began operating a facility in Haleyville, Alabama that provides Bassett with the capability to manufacture custom aluminum outdoor furniture primarily under the Lane Venture brand. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its process, with custom pieces often manufactured within two weeks of taking the order in our stores. Our logistics team then promptly ships the product to one of our home delivery hubs or to a location specified by our licensees. In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture (casegoods) and certain leather upholstery offerings from several foreign plants, primarily in Vietnam, Thailand and China. Over 75% of the products we currently sell are manufactured in the United States.

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

At May 30, 2020, our BHF store network included 66 Company-owned stores and 34 licensee-owned stores. During the second quarter of fiscal 2020, we completed the closure of three underperforming Company-owned stores in Newport News, Virginia, Stoughton, Massachusetts, and Torrance, California.

The COVID crisis has given us the opportunity to look inward and to begin making structural improvements to our business model. We instituted a “virtual appointment” program for our stores in late March, whereby consumers digitally engage with our designers and transact without physically visiting a store. The vast majority of our design appointments were of the virtual variety in the month of April. And, in June, when most of our stores had been reopened, approximately one in five of our appointments were still virtual. Adding this new form of engagement is one of the many lasting changes that will come out of the 2020 pandemic. Our pure e-commerce sales (ordering directly from the website) have historically been immaterial. However, with our stores closed for much of the second quarter of 2020, our on-line sales nearly doubled as compared to 2019. We expect to continue investing in our website to improve the navigation and the ordering capabilities to increase web sales. Much of our current product offerings highlight the breadth and depth of our custom furniture capabilities which are difficult to show and sell online. We plan to expand our merchandising strategies to include more product that can be more easily purchased online with or without a store visit. While we work to increase web sales, we will not compromise on our in-store experience or the quality of our in-home makeover capabilities.

27 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2020

(Dollars in thousands except share and per share data)

We have also begun to re-examine the performance of every one of our stores. Store traffic has been declining for three years and the effect on our retail model has become increasingly challenging. We believe that on a market-by-market basis, there will be fewer stores in the future that must operate with a leaner structure. As a result, our retail management team has created a new retail staffing model that includes fewer designers, less administrative staff, and a smaller field management organization. After a thorough review, we decided to close three additional stores over the coming months that will leave us with 63 Corporate stores. We will continue to evaluate store-by-store performance as we seek the optimal store count in the markets in which we compete at retail. We believe the seismic shift in shopping behavior which has been tremendously accelerated by closures of bricks and mortar stores as a result of COVID-19 will ultimately result in more favorable retail rent structures.

The migration to digital brand research and compressed transaction cycles have caused us to comprehensively evaluate all of our American made custom products. While our Custom Upholstery, Custom Dining, and Bench Made product lines continue to be our most successful offerings, they are not conducive to web transactions; most of these items must be purchased in a store. Furthermore, we offer many upholstery trim options, fabrics, finishes that have low rates of sale and that make web navigation more difficult for the consumer. Consequently, we have begun to methodically re-design each one of these important lines over the next several months. Our intent is to continue to offer the consumer custom options that will help them personalize their home but do so in an edited fashion that will provide a better web experience in the research phase and will also allow the final purchase to be made either on the web or in the store. We also plan to heavily emphasize our “Made in America” story and utilize locally harvested and organic materials when possible. While this will all take time, we expect that new products will begin to appear this fall. A substantial part of the $2,936 in inventory valuation charges that we recognized during the second quarter of 2020 was related to existing raw materials that will no longer be part of the mix and to the selloff of retail inventory that will become obsolete as a result of our new approach.

Results of Operations – Periods ended May 30, 2020 compared with the periods ended June 1, 2019:

Net sales of furniture and accessories, logistics revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense, other charges and income from operations were as follows for the three and six months ended May 30, 2020 and June 1, 2019:

	Quarter Ended				Change		Six Months Ended*				Change
	May 30, 2020		June 1, 2019		Dollars	Percent	May 30, 2020		June 1, 2019		Dollars	Percent

Sales revenue:
Furniture and accessories	$53,000	83.1%	$95,824	88.6%	$(42,824)	-44.7%	$151,942	86.4%	$203,181	88.7%	$(51,239)	-25.2%
Logistics revenue	10,801	16.9%	12,366	11.4%	(1,565)	-12.7%	23,979	13.6%	25,850	11.3%	(1,871)	-7.2%
Total sales revenue	63,801	100.0%	108,190	100.0%	(44,389)	-41.0%	175,921	100.0%	229,031	100.0%	(53,110)	-23.2%
Cost of furniture and accessories sold	29,452	46.2%	42,530	39.3%	(13,078)	-30.8%	74,722	42.5%	91,707	40.0%	(16,985)	-18.5%
SG&A expenses	50,373	79.0%	64,590	59.7%	(14,217)	-22.0%	115,013	65.4%	133,976	58.5%	(18,963)	-14.2%
New store pre-opening costs	-	0.0%	369	0.3%	(369)	-100.0%	-	-0.1%	863	0.4%	(863)	-100.0%
Other charges	15,205	23.8%	-	0.0%	15,205	100.0%	15,205	10.0%	835	0.4%	14,370	100.0%

Income (loss) from operations	$(31,229)	-48.9%	$701	0.6%	$(31,930)	N/M	$(29,019)	-16.4%	$1,650	0.7%	$(30,669)	N/M

*26 weeks for fiscal 2020 as compared with 27 weeks for fiscal 2019.

Refer to the segment information which follows for a discussion of the significant factors and trends affecting our results of operations for the three and six months ended May 30, 2020 as compared with the prior year periods.

28 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2020

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

MAY 30, 2020

(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income from operations in the consolidation of our segment results:

	Quarter Ended May 30, 2020
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$33,128	$33,171	$-	$(13,299)	(1)	$53,000
Logistics	-	-	15,259	(4,458)	(2)	10,801
Total sales revenue	33,128	33,171	15,259	(17,757)		63,801
Cost of furniture and accessories sold	27,300	17,488	-	(15,336)	(3)	29,452
SG&A expense	13,209	24,853	17,101	(4,790)	(4)	50,373
Loss from operations (5)	$(7,381)	$(9,170)	$(1,842)	$2,369		$(16,024)

	Quarter Ended June 1, 2019
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$63,131	$62,568	$-	$(29,875)	(1)	$95,824
Logistics	-	-	20,093	(7,727)	(2)	12,366
Total sales revenue	63,131	62,568	20,093	(37,602)		108,190
Cost of furniture and accessories sold	41,491	30,778	-	(29,739)	(3)	42,530
SG&A expense	18,467	34,374	19,841	(8,092)	(4)	64,590
New store pre-opening costs	-	369	-	-		369
Income (loss) from operations (6)	$3,173	$(2,953)	$252	$229		$701

	Six Months Ended May 30, 2020*
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$98,145	$99,017	$-	$(45,220)	(1)	$151,942
Logistics	-	-	36,574	(12,595)	(2)	23,979
Total sales revenue	98,145	99,017	36,574	(57,815)		175,921
Cost of furniture and accessories sold	71,177	50,394	-	(46,849)	(3)	74,722
SG&A expense	31,636	59,042	37,581	(13,246)	(4)	115,013
Loss from operations (5)	$(4,668)	$(10,419)	$(1,007)	$2,280		$(13,814)

	Six Months Ended June 1, 2019*
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$135,912	$132,197	$-	$(64,928)	(1)	$203,181
Logistics	-	-	41,844	(15,994)	(2)	25,850
Total sales revenue	135,912	132,197	41,844	(80,922)		229,031
Cost of furniture and accessories sold	90,341	65,729	-	(64,363)	(3)	91,707
SG&A expense	38,216	71,604	40,880	(16,724)	(4)	133,976
New store pre-opening costs	-	863	-	-		863
Income (loss) from operations (6)	$7,355	$(5,999)	$964	$165		$2,485

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale segment.
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

30 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2020

(Dollars in thousands except share and per share data)

Notes to segment consolidation table:

	Quarter Ended		Six Months Ended*
	May 30, 2020	June 1, 2019	May 30, 2020	June 1, 2019

Intercompany logistical services	$(4,458)	$(7,727)	$(12,595)	$(15,994)
Intercompany rents	(332)	(365)	(651)	(730)

Total SG&A expense elimination	$(4,790)	$(8,092)	$(13,246)	$(16,724)

(5) Excludes the effects of goodwill and asset impairment charges as well as litigation costs which are not allocated to our segments.
(6) Excludes the effects of the 2019 early retirement program, which is not allocated to our segments.

*26 weeks for fiscal 2020 as compared with 27 weeks for fiscal 2019.

The following table reconciles income (loss) from operations as shown above for our consolidated segment results with income (loss) from operations as reported for GAAP:

	Quarter Ended		Six Months Ended

	May 30, 2020	June 1, 2019	May 30, 2020	June 1, 2019
Consolidated segment income from operations before special charges	$(16,024)	$701	$(13,814)	$2,485
Less:
Asset impairment charges	12,184	-	12,184	-
Goodwill impairment charge	1,971	-	1,971	-
Litigation expense	1,050	-	1,050	-
Early retirement program	-	-	-	835

Income (loss) from operations as reported	$(31,229)	$701	$(29,019)	$1,650

Asset Impairment Charges

During the three and six months ended May 30, 2020 we recorded $11,114 of non-cash asset impairment charges on five underperforming retail stores, including $6,239 for the impairment of operating lease right-of-use assets, and $1,070 of non-cash impairment charges in our wholesale segment, primarily due to the closure of our custom upholstery manufacturing facility in Grand Prairie, Texas.

Goodwill Impairment Charge

Due to the impact of the COVID-19 pandemic, we performed an interim impairment assessment of our goodwill as of May 30, 2020. As a result, we recognized a non-cash charge of $1,971 for the impairment of goodwill associated with our wood reporting unit within our wholesale segment (see Note 6 to our Condensed Consolidated Financial Statements).

31 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2020

(Dollars in thousands except share and per share data)

Litigation Expense

During the three and six months ended May 30, 2020 we accrued an additional $1,050 for the estimated costs to resolve certain wage and hour violation claims that have been asserted against the Company and have received class action designation, bringing our total recorded reserve for these claims to $1,750 at May 30, 2020. While the ultimate cost of resolving these claims may be substantially higher, the amount accrued represents our estimate of the most likely outcome of a mediated settlement.

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

Wholesale Segment

Results for the wholesale segment for the periods ended May 30, 2020 and June 1, 2019 are as follows:

	Quarter Ended				Change		Six Months Ended*				Change
	May 30, 2020		June 1, 2019		Dollars	Percent	May 30, 2020		June 1, 2019		Dollars	Percent

Net sales	$33,128	100.0%	$63,131	100.0%	$(30,003)	-47.5%	$98,145	100.0%	$135,912	100.0%	$(37,767)	-27.8%
Gross profit	5,828	17.6%	21,640	34.3%	(15,812)	-73.1%	26,968	27.5%	45,571	33.5%	(18,603)	-40.8%
SG&A expenses	13,209	39.9%	18,467	29.3%	(5,258)	-28.5%	31,636	32.2%	38,216	28.1%	(6,580)	-17.2%

Income (loss) from operations	$(7,381)	-22.3%	$3,173	5.0%	$(10,554)	N/M	$(4,668)	-4.8%	$7,355	5.4%	$(12,023)	N/M

*26 weeks for fiscal 2020 as compared with 27 weeks for fiscal 2019.

Analysis of Results - Wholesale

Net sales for the three and six months ended May 30, 2020 declined $30,003 and $37,767, respectively, from the prior year periods due primarily to the major impact of the COVID-19 pandemic which forced a nearly total shut-down of our manufacturing and retail operations from late March through early May of the second quarter.  Our net sales through the first quarter had been trending approximately 11% below the prior year, primarily due to the decrease in juvenile furniture shipments as we have exited this line of business, along with declines in shipments to traditional open market customers.  These declines in the first quarter of the year had been partially offset by increases in shipments to the BHF store network and shipments of Lane Venture product. Gross margins were significantly impacted by reduced leverage of fixed costs due to the temporary shutdown of the manufacturing locations. In addition, we recorded increased inventory valuation reserves in the second quarter of 2020 as we reevaluate the inventory levels throughout the segment given expected reduced demand. We are also reevaluating the inventory assortment to simplify the product offerings and to make them more compatible with our omnichannel marketing strategy, which integrates both internet and store-based selling. SG&A expenses as a percent of sales were also significantly impacted by reduced leverage of fixed costs. We also recorded increased bad debt expense as our customers struggled to pay us during the shutdown period. As of the date of this report, cash receipts on past due receivables have shown improvement since the end of the second quarter.

32 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2020

(Dollars in thousands except share and per share data)

Wholesale shipments by type:	Quarter Ended				Change		Six Months Ended*				Change
	May 30, 2020		June 1, 2019		Dollars	Percent	May 30, 2020		June 1, 2019		Dollars	Percent

Bassett Custom Upholstery	$19,234	58.1%	$36,853	58.4%	$(17,619)	-47.8%	$59,267	60.4%	$78,391	57.7%	$(19,124)	-24.4%
Bassett Leather	3,055	9.2%	4,463	7.1%	(1,408)	-31.5%	7,755	7.9%	10,234	7.5%	(2,479)	-24.2%
Bassett Custom Wood	5,632	17.0%	10,526	16.7%	(4,894)	-46.5%	16,922	17.2%	22,201	16.3%	(5,279)	-23.8%
Bassett Casegoods	5,207	15.7%	9,979	15.8%	(4,772)	-47.8%	14,201	14.5%	22,619	16.6%	(8,418)	-37.2%
Accessories	-	0.0%	1,310	2.1%	(1,310)	-100.0%	-	0.0%	2,467	1.8%	(2,467)	-100.0%
Total	$33,128	100.0%	$63,131	100.0%	$(30,003)	-47.5%	$98,145	100.0%	$135,912	100.0%	$(37,767)	-27.8%

*26 weeks for fiscal 2020 as compared with 27 weeks for fiscal 2019.

Wholesale Backlog

The dollar value of wholesale backlog, representing orders received but not yet shipped to dealers and Company stores, was $17,270 at May 30, 2020 as compared with $14,373 at June 1, 2019. The increase in backlog over the prior year level is primarily due to what we believe are short-term challenges in restoring our production to the levels required to meet the in-flow of orders, which has risen faster than expected during the latter part of the second quarter and subsequently.

Retail – Company-owned Stores Segment

Results for the retail segment for the periods ended May 30, 2020 and June 1, 2019 are as follows:

	Quarter Ended				Change		Six Months Ended*				Change
	May 30, 2020		June 1, 2019		Dollars	Percent	May 30, 2020		June 1, 2019		Dollars	Percent

Net sales	$33,171	100.0%	$62,568	100.0%	$(29,397)	-47.0%	$99,017	100.0%	$132,197	100.0%	$(33,180)	-25.1%
Gross profit	15,683	47.3%	31,790	50.8%	(16,107)	-50.7%	48,623	49.1%	66,468	50.3%	(17,845)	-26.8%
SG&A expenses	24,853	74.9%	34,374	54.9%	(9,521)	-27.7%	59,042	59.6%	71,604	54.2%	(12,562)	-17.5%
New store pre-opening costs	-	0.0%	369	0.6%	(369)	-100.0%	-	0.0%	863	0.7%	(863)	-100.0%
Loss from operations	$(9,170)	-27.6%	$(2,953)	-4.7%	$(6,217)	210.5%	$(10,419)	-10.5%	$(5,999)	-4.5%	$(4,420)	73.7%

*26 weeks for fiscal 2020 as compared with 27 weeks for fiscal 2019.

Analysis of Results - Retail

Net sales for the three and six months ended May 30, 2020 declined $29,397 and $33,180, respectively, from the prior year periods due primarily to the major impact of the COVID-19 pandemic which forced a nearly total shut-down of our retail operations from late March through early May of the second quarter.  Gross margins decreased as we recorded increased inventory valuation reserves as we reevaluate the inventory assortment to simplify the product offerings and to make them more web friendly. This is expected to result in increased clearance activity over the remainder of fiscal 2020. SG&A expenses as a percent of sales were also significantly impacted by reduced leverage of fixed costs.

Retail Backlog

The dollar value of our retail backlog, representing orders received but not yet delivered to customers, was $28,949, or an average of $439 per open store, at May 30, 2020 as compared with a retail backlog of $30,910, or an average of $442 per open store, at June 1, 2019.

33 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2020

(Dollars in thousands except share and per share data)

Logistical Services Segment

Results for our logistical services segment for the periods ended May 30, 2020 and June 1, 2019 are as follows:

	Quarter Ended				Change		Six Months Ended*				Change
	May 30, 2020		June 1, 2019		Dollars	Percent	May 30, 2020		June 1, 2019		Dollars	Percent

Logistical services revenue	$15,259	100.0%	$20,093	100.0%	$(4,834)	-24.1%	$36,574	100.0%	$41,844	100.0%	$(5,270)	-12.6%
Operating expenses	17,101	112.1%	19,841	98.7%	(2,740)	-13.8%	37,581	102.8%	40,880	97.7%	(3,299)	-8.1%

Income from operations	$(1,842)	-12.1%	$252	1.3%	$(2,094)	-831.0%	$(1,007)	-2.8%	$964	2.3%	$(1,971)	-204.5%

*26 weeks for fiscal 2020 as compared with 27 weeks for fiscal 2019.

Analysis of Operations – Logistical Services

Net revenues for the three and six months ended May 30, 2020 declined $4,834 and $5,270, respectively, from the prior year periods due primarily to the major impact of the COVID-19 pandemic which forced a nearly total shut-down of furniture retail operations throughout the country from late March through early May of the second quarter.  To maintain some level of revenue and retain our drivers primarily during April, we ran some of our trucks at substantially lower than optimal load levels resulting in inefficiencies and provided freight services for customers outside of the furniture industry.

OtherItems Affecting NetIncome

Other Loss, Net

Other loss, net, for the three and six months ended May 30, 2020 was $765 and $1,127, respectively, as compared to $145 and $268, respectively for the three and six months ended June 1, 2019. The increased net loss for each respective period is primarily due to death benefits received in the prior year periods from life insurance policies covering former executives, declining interest income from our investments in CDs, and higher net costs for Company-owned life insurance.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. A major provision of the CARES Act allows net operating losses from the 2018, 2019 and 2020 tax years to be carried back up to five years. As a result, our effective tax rates for the three and six months ended May 30, 2020 were (36.4%) and (36.5%), respectively, which differ from the federal statutory rate of 21% primarily due to the effects of carrying back our current net operating loss to tax years in which the federal statutory rate was 35%, and to the effects of state income taxes and various permanent differences, including a tax deficiency of $114 during the six months ended May 30, 2020 arising from stock-based compensation. Our effective tax rates for the three and six months ended June 1, 2019 were 20.0% and 23.8%, respectively, and differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including the recognition of non-taxable proceeds from Company-owned life insurance.

34 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2020

(Dollars in thousands except share and per share data)

Liquidity and Capital Resources

Cash Flows

Cash used in operations for the first half of 2020 was $5,747 compared to $8,942 used in operations for the first half of 2019, representing a decrease in cash used of $3,195. This decreased use of cash is primarily due to decreased investment in inventory as there were no store openings in the first half of fiscal 2020, other changes in working capital due in part to the timing impact of the additional week in the prior year period and improved operations in our retail segment, and cash conservation measures implemented in the second quarter of fiscal 2020 in response to the impact of COVID-19.

Our overall cash position decreased by $8,252 during the first half of 2020, compared to an overall decrease of $21,887 during the first half of 2019. In addition to the cash used in operations, we had a net $102 source of cash from investing activities in the current period as compared to a net use of $7,959 for the prior year period, with the change primarily consisting of reduced capital expenditures as compared with the prior year period along with proceeds received in 2020 from the sale of one of our real estate holdings. Net cash used in financing activities was $2,607 for the current period compared to $4,986 used in the prior year period. The decreased use for financing is primarily due to cash conservation measures implemented in response to COVID-19, including delaying the payment of the $1,249 dividend which was declared in the second quarter of 2020, along with a temporary suspension of repurchases of our stock. Share repurchases totaled $1,241 during the first half of 2020 as compared with $2,347 repurchased during the first half of 2019. As of May 30, 2020, $9,398 remains authorized under our existing share repurchase plan.

Debt and Other Obligations

Our credit facility as of May 30, 2020 provided for a line of credit of up to $25,000. At May 30, 2020, we had $4,773 outstanding under standby letters of credit against our line, leaving availability under our credit line of $20,227. In addition, we have outstanding standby letters of credit with another bank totaling $325. Effective June 15, 2020, we executed an amended and restated credit facility with our bank to increase the maximum amount available under our credit line to $50,000 through December 31, 2020, after which date the maximum availability will return to the original amount of $25,000. The line bears interest at the rate of LIBOR plus 1.9%, with a fee of 0.25% charged for the unused portion of the line and is secured by a general lien on our accounts receivable and inventory. In addition, all covenants based on financial ratios have been waived for the remainder of fiscal 2020, and the maturity of the facility will be extended from December 5, 2021 to January 31, 2022.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services and retail segments. The total future minimum lease payments for leases with terms in excess of one year at May 30, 2020 is $183,043, the present value of which is $156,027 and is included in our accompanying condensed consolidated balance sheet at May 30, 2020. In addition, we are currently in negotiations with a number of our lessors to obtain relief in the form of rent deferrals or abatements from rents currently due as a result of the effects of COVID-19 on our business. We also have guaranteed certain lease obligations of licensee operators. Remaining terms under these lease guarantees range from approximately one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,793 at May 30, 2020. See Note 11 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

35 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 30, 2020

(Dollars in thousands except share and per share data)

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. Such real estate is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $17,590 at May 30, 2020.

The following information summarizes our total investment in retail real estate owned at May 30, 2020:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net	8	201,096	$17,590

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

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 10 to our condensed consolidated financial statements for further information regarding certain contingencies as of May 30, 2020.

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

MAY 30, 2020

(Dollars in thousands except share and per share data)

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $17,590 at May 30, 2020 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,793 which we have guaranteed on behalf of licensees as of May 30, 2020 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations, warehouse and distribution facilities. At May 30, 2020, the unamortized balance of such right-of-use assets totaled $118,195. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

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
MAY 30, 2020
(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

The coronavirus global pandemic has caused a significant disruption in non-essential retail commerce and may have a material adverse impact upon our financial condition and results of operations.

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including non-essential retail commerce. As a result of these circumstances, we temporarily closed our dedicated stores, our manufacturing locations and many of our warehouses. In addition, many of our office personnel were working remotely. As of the date of this filing, we have reopened all of our retail stores. However, our manufacturing operations continue in the ramp up phase and are currently not producing at the incoming rate of wholesale orders. We are unable to predict when and how quickly we will be able to resume full manufacturing operations and the impact this may have on our financial statements in the near and long term. Whereas most state and local governments have begun to ease restrictions on commercial retail activity, it is possible that a resurgence in COVID-19 cases could prompt a return to tighter restrictions in certain areas of the county. Furthermore, the economic recession brought on by the pandemic may have a continuing adverse impact on consumer demand for our products. Should these conditions persist for a prolonged period beyond the second quarter, this may have a continuing material adverse impact on our ultimate financial condition and liquidity.

Apart from the above, there are no other changes to the Company’s risk factors as described in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, for the three months ended May 30, 2020 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

March 1, 2020 - April 4, 2020	57,000	$8.34	57,000	$9,398
April 5 - May 2, 2020	-	$-	-	$9,398
May 3 - May 30, 2020	-	$-	-	$9,398

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 3, 2018, the Board of Directors increased the remaining limit of the repurchase plan to $20,000. At May 30, 2020 $9,398 remains available for share repurchases under the plan.

Item 3. Defaults Upon Senior Securities

None.

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

Exhibit 4 – Sixth Amended and Restated Credit Agreement with Truist Bank dated June 15, 2020. Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

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
July 9, 2020

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer July 9, 2020

40 of 40