Form 10-Q
period 2020-08-29
BASSETT FURNITURE INDUSTRIES INC
filed 2020-10-01
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2020

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

At September 25, 2020, 9,976,513 shares of common stock of the Registrant were outstanding.

1 of 40

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 40

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED AUGUST 29, 2020 AND AUGUST 31, 2019 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Nine Months Ended

	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019
Sales revenue:
Furniture and accessories	$80,341	$98,369	$232,283	$301,550
Logistics	11,218	11,050	35,197	36,900
Total sales revenue	91,559	109,419	267,480	338,450

Cost of furniture and accessories sold	38,418	42,246	113,140	133,953

Selling, general and administrative expenses excluding new store pre-opening costs	50,394	63,519	165,407	197,495
New store pre-opening costs	-	254	-	1,117
Asset impairment charges	-	-	12,184	-
Goodwill impairment charge	-	-	1,971	-
Litigation expense	-	-	1,050	-
Early retirement program	-	-	-	835
Income (loss) from operations	2,747	3,400	(26,272)	5,050

Other income (loss), net	697	(298)	(430)	(566)
Income (loss) before income taxes	3,444	3,102	(26,702)	4,484

Income tax expense (benefit)	1,266	945	(9,738)	1,274

Net income (loss)	$2,178	$2,157	$(16,964)	$3,210

Basic earnings (loss) per share	$0.22	$0.21	$(1.70)	$0.31

Diluted earnings (loss) per share	$0.22	$0.21	$(1.70)	$0.31

Dividends per share	$0.08	$0.125	$0.33	$0.375

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE PERIODS ENDED AUGUST 29, 2020 AND AUGUST 31, 2019 – UNAUDITED

(In thousands)

	Quarter Ended		Nine Months Ended

	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019

Net income (loss)	$2,178	$2,157	$(16,964)	$3,210
Other comprehensive income:
Amortization associated with
Long Term Cash Awards (LTCA)	31	31	94	93
Income taxes related to LTCA	(8)	(8)	(24)	(24)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	2	47	5	139
Income taxes related to SERP	-	(12)	(1)	(36)

Other comprehensive income, net of tax	25	58	74	172

Total comprehensive income (loss)	$2,203	$2,215	$(16,890)	$3,382

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 29, 2020AND NOVEMBER 30, 2019

(In thousands)

	(Unaudited)
	August 29, 2020	November 30, 2019
Assets
Current assets
Cash and cash equivalents	$31,029	$19,687
Short-term investments	17,661	17,436
Accounts receivable, net	19,099	21,378
Inventories	58,601	66,302
Recoverable income taxes	10,048	329
Other current assets	9,480	11,654
Total current assets	145,918	136,786

Property and equipment, net	89,031	101,724

Deferred income taxes	7,729	5,744
Goodwill and other intangible assets	23,921	26,176
Right of use assets under operating leases	120,889	-
Other	6,828	5,336
Total long-term assets	159,367	37,256
Total assets	$394,316	$275,766

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$19,215	$23,677
Accrued compensation and benefits	14,463	11,308
Customer deposits	35,721	25,341
Current portion operating lease obligations	28,211	-
Other current liabilites and accrued expenses	12,874	11,945
Total current liabilities	110,484	72,271

Long-term liabilities
Post employment benefit obligations	12,023	11,830
Long-term portion of operating lease obligations	117,009	-
Other long-term liabilities	1,336	12,995
Total long-term liabilities	130,368	24,825

Stockholders’ equity
Common stock	49,883	50,581
Retained earnings	104,743	129,130
Additional paid-in capital	-	195
Accumulated other comprehensive loss	(1,162)	(1,236)
Total stockholders' equity	153,464	178,670
Total liabilities and stockholders’ equity	$394,316	$275,766

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 29, 2020 AND AUGUST 31, 2019 – UNAUDITED

(In thousands)

	Nine Months Ended
	August 29, 2020	August 31, 2019
Operating activities:
Net income (loss)	$(16,964)	$3,210
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,249	10,092
Gain on lease modification	(152)	-
(Gain) loss on sale of property and equipment	39	(98)
Asset impairment charges	12,184	-
Goodwill impairment charge	1,971	-
Inventory valuation charges	3,814	1,753
Bad debt valuation charges (recoveries)	727	(5)
Deferred income taxes	(708)	22
Other, net	149	161
Changes in operating assets and liabilities:
Accounts receivable	1,552	(1,755)
Inventories	3,887	(3,858)
Other current assets	(8,898)	(1,986)
Right of use assets under operating leases	24,338	-
Customer deposits	10,380	(4,673)
Accounts payable and other liabilities	1,379	(4,922)
Obligations under operating leases	(26,464)	-
Net cash provided by (used in) operating activities	17,483	(2,059)

Investing activities:
Purchases of property and equipment	(2,214)	(10,651)
Proceeds from sales of property and equipment	2,345	119
Purchases of investments	(241)	-
Proceeds from maturities of investments	16	5,000
Other	(1,107)	(506)
Net cash used in investing activities	(1,201)	(6,038)

Financing activities:
Cash dividends	(3,306)	(3,867)
Proceeds from the exercise of stock options	-	25
Other issuance of common stock	217	246
Repurchases of common stock	(1,542)	(6,845)
Taxes paid related to net share settlement of equity awards	(214)	-
Repayments of finance lease obligations	(95)	-
Repayments of notes payable	-	(292)
Net cash used in financing activities	(4,940)	(10,733)
Change in cash and cash equivalents	11,342	(18,830)
Cash and cash equivalents - beginning of period	19,687	33,468
Cash and cash equivalents - end of period	$31,029	$14,638

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2020
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

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The prior fiscal year ending November 30, 2019 was a 53-week year, with the additional week being included in the first fiscal quarter of 2019. Accordingly, the information presented below includes 39 weeks of operations for the nine months ended August 29, 2020 as compared with 40 weeks included in the nine months ended August 31, 2019.

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

Impact of the COVID-19 Pandemic Upon our Financial Condition and Results of Operations

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including non-essential retail commerce.

In response to these measures and for the protection of our employees and customers, we temporarily closed our dedicated stores, our manufacturing locations and many of our warehouses for several weeks primarily during the second fiscal quarter of 2020. This extended period of suspended operations has had a material adverse impact upon our results of operations for the nine months ended August 29, 2020. In addition to operating losses resulting from severely reduced sales volumes, our loss for the nine months ended August 29, 2020 also included charges for goodwill impairment (Note 6) as well as for the impairment of certain other long-lived assets (Note 9) taken during the second quarter of 2020. However, since restarting our manufacturing operations and reopening stores, we have seen a significant improvement in business conditions which has allowed us to return to overall profitability for the third fiscal quarter of 2020 and to generate positive cash flow during the period. All retail stores that were temporarily closed during the second quarter had reopened by mid- June, and written orders taken at both the retail and wholesale segments exceeded levels from the third fiscal quarter of 2019. The improvement in operating cash flow allowed us to restore the temporary salary and wage reductions which had been enacted during the second quarter, resume the payment of quarterly dividends, including the payment of the dividend declared and subsequently suspended during the second quarter, and to resume share repurchases under our share repurchase program. Tempering these improvements are the continuing logistical challenges faced by the entire home furnishings industry resulting from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs.

7 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

Whereas most state and local governments have eased restrictions on commercial retail activity, it is possible that a resurgence in COVID-19 cases could prompt a return to tighter restrictions in certain areas of the country. Furthermore, while the home furnishings industry has fared much better during the pandemic than certain other sectors of the economy, continued economic weakness may eventually have an adverse impact upon our business, and order cancellations could result if the present delays in order fulfillment continue for an extended period of time. Therefore, significant uncertainty remains regarding the ongoing impact of the COVID-19 outbreak upon our financial condition and future results of operations, as well as upon the significant estimates and assumptions we utilize in reporting certain assets and liabilities.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and nine months ended August 29, 2020 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 30, 2019.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. A major provision of the CARES Act allows net operating losses from the 2018, 2019 and 2020 tax years to be carried back up to five years. As a result, our effective tax rates for the three and nine months ended August 29, 2020 were 36.8% and (36.5%), respectively, which differ from the federal statutory rate of 21% primarily due to the effects of carrying back our current net operating loss to tax years in which the federal statutory rate was 35%, and to the effects of state income taxes and various permanent differences, including those related to the non-taxability of Company-owned life insurance. Our effective tax rates for the three and nine months ended August 31, 2019 were 30.5% and 28.4%, respectively, and differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including those related to the non-taxability of Company-owned life insurance.

3. Financial Instruments and Fair Value Measurements

Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments in certificates of deposit (CDs), accounts receivable, and accounts payable. Because of their short maturities, the carrying amounts of cash and cash equivalents, short-term investments in CDs, accounts receivable, and accounts payable approximate fair value.

Investments

Our short-term investments of $17,661 at August 29, 2020 and $17,436 at November 30, 2019 consisted of CDs. At August 29, 2020, the CDs had original terms averaging eight months, bearing interest at rates ranging from 0.10% to 2.00%. At August 29, 2020, the weighted average remaining time to maturity of the CDs was approximately five months and the weighted average yield of the CDs was approximately 0.31%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at August 29, 2020 and November 30, 2019 approximates their fair value.

8 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2020
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

4. Accounts Receivable

Accounts receivable consists of the following:

	August 29, 2020	November 30, 2019
Gross accounts receivable	$20,502	$22,193
Allowance for doubtful accounts	(1,403)	(815)
Accounts receivable, net	$19,099	$21,378

Activity in the allowance for doubtful accounts for the nine months ended August 29, 2020 was as follows:

Balance at November 30, 2019	$815
Additions charged to expense	727
Write-offs against allowance	(139)
Balance at August 29, 2020	$1,403

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
AUGUST 29, 2020
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

Inventories were comprised of the following:

	August 29, 2020	November 30, 2019
Wholesale finished goods	$25,493	$27,792
Work in process	531	733
Raw materials and supplies	14,255	17,293
Retail merchandise	31,774	31,534
Total inventories on first-in, first-out method	72,053	77,352
LIFO adjustment	(8,896)	(8,688)
Reserve for excess and obsolete inventory	(4,556)	(2,362)

Total Inventories	$58,601	$66,302

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 30, 2019	$2,054	$308	$2,362
Additions charged to expense	3,280	534	3,814
Write-offs	(1,491)	(129)	(1,620)
Balance at August 29, 2020	$3,843	$713	$4,556

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
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	August 29, 2020
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(1,282)	$2,268
Technology - customized applications	834	(665)	169

Total intangible assets subject to amortization	$4,384	$(1,947)	2,437

Intangibles not subject to amortization:
Trade names			9,338
Goodwill			12,146

Total goodwill and other intangible assets			$23,921

	November 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(1,088)	$2,462
Technology - customized applications	834	(575)	259

Total intangible assets subject to amortization	$4,384	$(1,663)	2,721

Intangibles not subject to amortization:
Trade names			9,338
Goodwill			14,117

Total goodwill and other intangible assets			$26,176

We normally test the carrying amount of our goodwill on an annual basis as of the beginning of our fourth quarter, the most recent annual test having been performed as of September 1, 2019 which resulted in the full impairment of the goodwill previously allocated to our retail reporting unit. Due to the impact of the COVID-19 pandemic, we performed an interim impairment assessment of our remaining goodwill as of May 30, 2020. In accordance with ASC Topic 350, Intangibles – Goodwill & Other (“ASC Topic 350”), we first assessed qualitative factors to determine whether it was more likely than not that the fair value of our reporting units was less than their carrying amounts as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. Based on our qualitative assessment as described above, we concluded that it was necessary to perform the quantitative evaluation for the wood reporting unit in the second fiscal quarter. As a result of this test, we concluded that the carrying value of our wood reporting unit exceeded its fair value by an amount in excess of the goodwill previously allocated to the reporting unit. Therefore, we recognized a goodwill impairment charge of $1,971 for the nine months ended August 29, 2020. The determination of the fair value of our wood reporting unit was primarily based on an income approach that utilized discounted cash flows for the reporting unit and other Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosure (see Note 3). Under the income approach, we determined fair value based on the present value of the most recent cash flow projections for the reporting unit as of the date of the analysis and calculated a terminal value utilizing a terminal growth rate. The significant assumptions under this approach included, among others: income projections, which are dependent on future sales, new product introductions, customer behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value were dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience as well as our estimate of the period of time required to recover from the impact of the COVID-19 pandemic. Our estimates are subject to change given the inherent uncertainty in predicting future results, including uncertainties surrounding the continuing impact of COVID-19 upon consumer spending and our ability to keep our retail store locations open to the public. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant.

11 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

Changes in the carrying amounts of goodwill by reportable segment are as follows:

	Wholesale	Retail	Logistics	Total

Balance as of November 30, 2019	$9,188	$-	$4,929	$14,117
Goodwill impairment	(1,971)	-	-	(1,971)

Balance as of August 29, 2020	$7,217	$-	$4,929	$12,146

The carrying amounts of our goodwill at August 29, 2020 and November 30, 2019 included the following accumulated impairment losses:

	Wholesale	Retail	Logistics	Total

Balance as of November 30, 2019	$-	$1,926	$-	$1,926

Balance as of August 29, 2020	$1,971	$1,926	$-	$3,897

Amortization expense associated with intangible assets during the three and nine months ended August 29, 2020 and August 31, 2019 was as follows:

	Quarter Ended		Nine Months Ended
	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019

Intangible asset amortization expense	$95	$95	$284	$284

Estimated future amortization expense for intangible assets that exist at August 29, 2020 is as follows:

Remainder of fiscal 2020	$95
Fiscal 2021	379
Fiscal 2022	279
Fiscal 2023	259
Fiscal 2024	259
Fiscal 2025	259
Thereafter	907

Total	$2,437

12 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

7. Bank Credit Facility

Bank Credit Facility

Our bank credit facility, which was amended effective June 15, 2020, provides for a line of credit of up to $50,000. At August 29, 2020, we had $2,181 outstanding under standby letters of credit against our line, leaving availability under our credit line of $47,819. In addition, we have outstanding standby letters of credit with another bank totaling $325. Under the terms of our credit facility, the maximum amount available under our credit line will remain at $50,000 through December 31, 2020, after which date the maximum availability will be reduced to $25,000. The line bears interest at the rate of LIBOR plus 1.9%, with a fee of 0.25% charged for the unused portion of the line and is secured by a general lien on our accounts receivable and inventory. In addition, all covenants based on financial ratios have been waived for the remainder of fiscal 2020. The credit facility matures on January 31, 2022.

8. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $8,706 and $8,779 as of August 29, 2020 and November 30, 2019, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to certain management employees in the amount of $400 each. The liability for the LTC Awards was $1,393 and $1,311 as of August 29, 2020 and November 30, 2019, respectively.

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	August 29, 2020	November 30, 2019
Accrued compensation and benefits	$655	$655
Post employment benefit obligations	9,444	9,435

Total pension liability	$10,099	$10,090

13 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

Components of net periodic pension costs for our defined benefit plans for the three and nine months ended August 29, 2020 and August 31, 2019 are as follows:

	Quarter Ended		Nine Months Ended
	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019
Service cost	$43	$47	$130	$141
Interest cost	67	110	201	331
Amortization of prior service costs	31	31	94	94
Amortization of loss	2	46	6	138

Net periodic pension cost	$143	$234	$431	$704

The components of net periodic pension cost other than the service cost component are included in other income (loss), net in our condensed consolidated statements of operations.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,720 and $1,767 as of August 29, 2020 and November 30, 2019, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $1,124 and $894 as of August 29, 2020 and November 30, 2019, respectively.

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	August 29, 2020	November 30, 2019
Accrued compensation and benefits	$266	$266
Post employment benefit obligations	2,578	2,395

Total deferred compensation liability	$2,844	$2,661

We recognized expense under our deferred compensation arrangements during the three and nine months ended August 29, 2020 and August 31, 2019 as follows:

	Quarter Ended		Nine Months Ended
	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019
Deferred compensation expense	$190	$84	$483	$267

14 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

9. Other Gains & Losses

Fiscal 2020

Asset Impairment Charges

During the nine months ended August 29, 2020 we recorded $11,114 of non-cash impairment charges on the assets of five underperforming retail stores, including $6,239 for the impairment of operating lease right-of-use assets associated with the leased locations. Our estimates of the fair value of the impaired right-of-use assets included estimates of discounted cash flows based upon current market rents and other inputs which we consider to be Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurement and Disclosure (see Note 3).

During the nine months ended August 29, 2020 we incurred $1,070 of non-cash impairment charges in our wholesale segment, primarily due to the closing of our custom upholstery manufacturing facility in Grand Prairie, Texas, in May.

Litigation Expense

During the nine months ended August 29, 2020 we accrued an additional $1,050 for the estimated costs to resolve certain wage and hour violation claims that have been asserted against the Company and have received class action designation, bringing our total recorded reserve for these claims to $1,750 at August 29, 2020, which is included in other current liabilities and accrued expenses in our accompanying balance sheet. While the ultimate cost of resolving these claims may be substantially higher, the amount accrued represents our estimate of the most likely outcome of a mediated settlement.

Gains from Company-Owned Life Insurance

Other income (loss), net for the three and nine months ended August 29, 2020 includes a gain of $914 from the recognition of a death benefit from Company-owned life insurance. Other loss, net for the nine months ended August 31, 2019 included a gain of $629 arising from death benefits from Company-owned life insurance.

Fiscal 2019

Early Retirement Program

During the first quarter of fiscal 2019, we offered a voluntary early retirement package to certain eligible employees of the Company. These employees are to receive pay equal to one-half their current salary plus benefits over a period of one year from the final day of each individual’s active employment. Accordingly, we recognized a charge of $835 during the nine months ended August 31, 2019. The unpaid balance of the obligation at August 29, 2020 and November 30, 2019 of $9 and $374, respectively, is included in other current liabilities and accrued expenses in our condensed consolidated balance sheets.

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
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

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

We have negotiated with a number of our landlords to obtain relief in the form of rent deferrals or abatements of rent currently past due as a result of the effects of COVID-19 on our business. At August 29, 2020, the unpaid rent was $2,769 which primarily represents rent deferred to fiscal 2021 and is included in other current liabilities and accrued expenses in our accompanying condensed consolidated balance sheet. In accordance with FASB Staff Q&A - Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic ("FASB Staff Q&A") issued in April 2020, we have elected to account for any lease concessions resulting directly from COVID-19 as if the enforceable rights and obligations for the concessions existed in the respective contracts at lease inception and as such we will not account for any concession as a lease modification. Guidance from the FASB Staff Q&A provided methods to account for rent deferrals which include the option to treat the lease as if no changes to the lease contract were made or to treat deferred payments as variable lease payments. The FASB Staff Q&A allows entities to select the most practical approach and does not require the same approach be applied consistently to all leases. As a result, we expect to account for the deferrals as if no changes to the lease contract were made and will continue to recognize lease expense, on a straight-line basis, during the deferral period. For any abatements received, we will account for those as variable rent in the period in which the abatement is granted. For the three and nine months ended August 29, 2020, we were granted abatements against rent totaling $657.

16 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

Supplemental balance sheet information related to leases as of August 29, 2020 is as follows:

Operating leases:
Right of use assets	$120,889
Lease liabilties, short-term	28,211
Lease liabilties, long-term	117,009

Finance leases:
Right of use assets (1)	$1,322
Lease liabilties, short-term (2)	249
Lease liabilties, long-term (3)	1,072

(1)	Included in property & equipment, net in our condensed consolidated balance sheet.
(2)	Included in other current liabilites and accrued expenses in our condensed consolidated balance sheet.
(3)	Included in other long-term liabilites and accrued expenses in our condensed consolidated balance sheet.

Our right-of-use assets under operating leases by segment as of August 29, 2020 are as follows:

Wholesale	$8,028
Retail	95,815
Logistical services	17,046
Total right of use assets	$120,889

The components of our lease cost for the three and nine months ended August 29, 2020 are as follows:

	Quarter Ended	Nine Months Ended
	August 29, 2020	August 31, 2020
Lease cost:
Operating lease cost	$8,441	$26,005
Financing lease cost:
Amortization of right-of-use assets	46	103
Interest on lease liabilities	13	29
Short-term lease cost	423	1,221
Variable lease cost (net of abatements received)	(624)	(560)
Sublease income	(395)	(1,183)

Total lease cost	$7,904	$25,615

17 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

Supplemental lease disclosures as of August 29, 2020 and for the nine months then ended are as follows:

	Operating	Financing

For the nine months ended August 29, 2020:
Cash paid for amounts included in the measurements of lease liabilities	$25,113	$124
Lease liabilities arising from new right-of-use assets	5,426	1,426

As of August 29, 2020:
Weighted average remaining lease terms (years)	6.3	5.0
Weighted average discount rates	5.01%	4.56%

Future payments under our leases and the present value of the obligations as of August 29, 2020 are as follows:

	Operating Leases	Financing Leases

Remainder of fiscal 2020	$9,354	$95
Fiscal 2021	33,740	382
Fiscal 2022	30,431	382
Fiscal 2023	25,350	382
Fiscal 2024	18,462	311
Fiscal 2025	15,125	197
Thereafter	38,127	33
Total lease payments	170,589	1,782
Less: interest	25,369	461
Total lease obligations	$145,220	$1,321

We sublease a small number of our leased locations to our licensees for operation as Bassett Home Furnishings (“BHF”) network stores. The terms of these leases generally match those of the lease we have with the lessor. Minimum future lease payments due to us under these subleases are as follows:

Remainder of fiscal 2020	$379
Fiscal 2021	1,260
Fiscal 2022	1,070
Fiscal 2023	754
Fiscal 2024	648
Fiscal 2025	588
Thereafter	157
Total minimum future rental income	$4,856

Lease Guarantees

We also have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to ten years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,802 and $1,776 at August 29, 2020 and November 30, 2019, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at August 29, 2020 and November 30, 2019 was not material.

18 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

12. Earnings (Loss) Per Share

The following reconciles basic and diluted earnings (loss) per share:

	Net Income (Loss)	Weighted Average Shares	Net Income (Loss) Per Share
For the quarter ended August 29, 2020:

Basic earnings per share	$2,178	9,955,382	$0.22
Add effect of dilutive securities:
Options and restricted shares	-	16,263	-
Diluted earnings per share	$2,178	9,971,645	$0.22

For the quarter ended August 31, 2019:

Basic earnings per share	$2,157	10,212,259	$0.21
Add effect of dilutive securities:
Options and restricted shares	-	28,276	-
Diluted earnings per share	$2,157	10,240,535	$0.21

For the nine months ended August 29, 2020:

Basic loss per share	$(16,964)	9,979,861	$(1.70)
Add effect of dilutive securities:
Options and restricted shares*	-	-	-
Diluted loss per share	$(16,964)	9,979,861	$(1.70)

For the nine months ended August 31, 2019:

Basic earnings per share	$3,210	10,368,891	$0.31
Add effect of dilutive securities:
Options and restricted shares	-	26,914	-
Diluted earnings per share	$3,210	10,395,805	$0.31

*Due to the net loss, the potentially dilutive securities would have been anti-dilutive and are therefore excluded.

For the three and nine months ended August 29, 2020 and August 31, 2019, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Nine Months Ended
	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019

Stock options	-	-	5,250	-
Unvested shares	3,500	45,653	88,153	45,653

Total anti-dilutive securities	3,500	45,653	93,403	45,653

19 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2020
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

●

Logistical services. Our logistical services segment reflects the operations of Zenith. In addition to providing shipping and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statements of operations. Zenith’s total operating costs, including those associated with providing logistical services to the Company as well as to third-party customers, are included in selling, general and administrative expenses and were $16,826 and $54,407 for the three and nine months ended August 29, 2020, respectively, and $18,289 and $59,169 for the three and nine months ended August 31, 2019, respectively.

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

20 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Nine Months Ended
	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019
Sales Revenue
Wholesale	$55,443	$62,690	$153,588	$198,602
Retail - Company-owned stores	48,144	66,539	147,161	198,736
Logistical services	17,848	18,899	54,422	60,743
Inter-company eliminations:
Furniture and accessories	(23,246)	(30,860)	(68,466)	(95,789)
Logistical services	(6,630)	(7,849)	(19,225)	(23,842)
Consolidated	$91,559	$109,419	$267,480	$338,450

Income (Loss) from Operations
Wholesale	$3,324	$3,044	$(1,344)	$10,399
Retail - Company-owned stores	(1,585)	(431)	(12,004)	(6,430)
Logistical services	1,022	610	15	1,574
Inter-company elimination	(14)	177	2,266	342
Early retirement program	-	-	-	(835)
Asset impairment charges	-	-	(12,184)	-
Goodwill impairment charge	-	-	(1,971)	-
Litigation expense	-	-	(1,050)	-
Consolidated	$2,747	$3,400	$(26,272)	$5,050

Depreciation and Amortization
Wholesale	$747	$752	$2,338	$2,397
Retail - Company-owned stores	1,516	1,612	4,958	4,661
Logistical services	747	993	2,953	3,034
Consolidated	$3,010	$3,357	$10,249	$10,092

Capital Expenditures
Wholesale	$286	$670	$979	$2,810
Retail - Company-owned stores	92	1,482	695	6,872
Logistical services	45	186	540	969
Consolidated	$423	$2,338	$2,214	$10,651

	As of	As of
Identifiable Assets	August 29, 2020	November 30, 2019
Wholesale	$156,464	$144,392
Retail - Company-owned stores	180,252	91,997
Logistical services	57,600	39,377
Consolidated	$394,316	$275,766

21 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

Wholesale shipments by type

	Quarter Ended				Nine Months Ended
	August 29, 2020		August 31, 2019		August 29, 2020		August 31, 2019

Bassett Custom Upholstery	$31,016	55.9%	$36,809	58.7%	$90,283	58.8%	$115,200	58.0%
Bassett Leather	5,804	10.5%	4,480	7.1%	13,559	8.8%	14,714	7.4%
Bassett Custom Wood	9,582	17.3%	11,757	18.8%	26,504	17.3%	33,958	17.1%
Bassett Casegoods	9,041	16.3%	9,644	15.4%	23,242	15.1%	32,263	16.2%
Accessories (1)	-	0.0%	-	0.0%	-	0.0%	2,467	1.2%
Total	$55,443	100.0%	$62,690	100.0%	$153,588	100.0%	$198,602	100.0%

(1)

Beginning with the third quarter of fiscal 2019, our wholesale segment no longer purchases accessory items for resale to our retail segment or to third party customers such as licensees or independent furniture retailers. Our retail segment and third-party customers now source their accessory items directly from the accessory vendors.

14. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected upon delivery. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $35,721 and $25,341 as of August 29, 2020 and November 30, 2019, respectively. Substantially all of the customer deposits held at November 30, 2019 related to performance obligations that were satisfied during the current year-to-date period and have therefore been recognized in revenue for the nine months ended August 29, 2020.

For our logistical services segment, line-haul freight revenue is recognized as services are performed and are billed to the customer upon the completion of delivery to the destination. Because the customer receives the benefits of these services as the freight is in transit from point of origin to destination, we recognize revenue using a percentage of completion method based on our estimate of the amount of time freight has been in transit as of the reporting date compared with our estimate of the total required time for the deliveries. The balances of assets recognized for shipping revenues earned but not billed as of August 29, 2020 and November 30, 2019 were not material. Warehousing services revenue is based upon warehouse space occupied by a customer’s goods and inventory movements in and out of a warehouse and is recognized as such services are provided and billed to the customer concurrently in the same period.

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

22 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

15. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three and nine months ended August 29, 2020 and August 31, 2019:

	Quarter Ended		Nine Months Ended

	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019
Common Stock:

Beginning of period	$49,977	$52,262	$50,581	$52,638
Issuance of common stock	80	58	198	339
Forfeited shares	-	-	(35)
Purchase and retirement of common stock	(174)	(1,742)	(861)	(2,399)
End of period	$49,883	$50,578	$49,883	$50,578

Common Shares Issued and Outstanding:

Beginning of period	9,995,356	10,452,345	10,116,291	10,527,636
Issuance of common stock	16,064	11,734	39,572	67,935
Forfeited shares	-	-	(7,000)	-
Purchase and retirement of common stock	(34,907)	(348,383)	(172,350)	(479,875)
End of period	9,976,513	10,115,696	9,976,513	10,115,696

Additional Paid-in Capital:

Beginning of period	$-	$-	$195	$-
Issuance of common stock	(21)	28	19	(69)
Forfeited shares	-	-	35	-
Purchase and retirement of common stock	(99)	(270)	(563)	(649)
Stock based compensation	120	242	314	718
End of period	$-	$-	$-	$-

Retained Earnings:

Beginning of period	$103,391	$137,127	$129,130	$140,009
Cumulative effect of a change in accounting principal	-	-	(3,785)	(21)
Net income (loss) for the period	2,178	2,157	(16,964)	3,210
Purchase and retirement of common stock	(27)	(2,487)	(332)	(3,798)
Cash dividends declared	(799)	(1,264)	(3,306)	(3,867)
End of period	$104,743	$135,533	$104,743	$135,533

Accumulated Other Comprehensive Loss:

Beginning of period	$(1,187)	$(2,223)	$(1,236)	$(2,338)
Amortization of pension costs, net of tax	25	58	74	173
End of period	$(1,162)	$(2,165)	$(1,162)	$(2,165)

23 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2020
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
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks.  The prior fiscal year ending November 30, 2019 was a 53-week year, with the additional week being included in the first fiscal quarter.  Accordingly, the information presented below includes 39 weeks of operations for the nine months ended August 29, 2020 as compared to 40 weeks included in the nine months ended August 31, 2019.

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

Additionally, other risks that could cause actual results to differ materially from those contemplated by such forward-looking statements are set forth in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019 and in Part II, Item 1A. Risk Factors in this report.

25 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2020
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

Impact of the COVID-19 Pandemic Upon Our Financial Condition and Results of Operations

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including non-essential retail commerce.

In response to the above and for the protection of our employees and customers, we temporarily closed our dedicated Bassett Home Furnishings (“BHF”) stores, our manufacturing locations and many of our warehouses for several weeks primarily during the second fiscal quarter of 2020. We also implemented several operating changes which allowed us to maintain sufficient liquidity until we and other furniture retailers were able to reopen for business. These included, among other things, an approximate 21% permanent workforce reduction, temporary salary and wage reductions for all remaining employees, including a 50% pay reduction for our chief executive officer and certain other executives, negotiations with our landlords to receive abatements of rent, and in some cases, temporary rent deferrals on many of our store leases and the amendment of our bank credit agreement to provide an additional $25,000 of availability under our credit line through December 31, 2020. Although manufacturing operations resumed in May and all stores were reopened by mid-June of 2020, the operating disruption resulted in a 21% decrease in revenues and a net operating loss of $16,964 for the nine months ended August 29, 2020.

However, since restarting the manufacturing operations and reopening stores, the pace of incoming wholesale orders from both the retail stores and our independent dealers outside the BHF store network have far exceeded our post reopening forecasts. Wholesale orders for the third quarter of 2020 increased 26% as compared to 2019. While our manufacturing operations, primarily our upholstery division, and shipping operations have not been able to keep pace with the incoming order level, we were able to generate net income of $2,178 and operating cash flow of $23,230 for the quarter ended August 29, 2020. As a result, we have restored all temporarily reduced salaries and wages and resumed the payment of quarterly dividends, including the payment of the dividend declared and subsequently suspended during the second quarter.

We continue to closely monitor the COVID-19 pandemic and the potential effects on the economy, the consumer and our business. While the rate of incoming orders at both our wholesale and retail segments is currently strong, there are continuing logistical challenges faced by us and the entire home furnishings industry resulting from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. Although unable to predict with certainty, we expect the pace of manufacturing and shipping to increase and the level of wholesale and retail backlogs to begin decreasing by the end of the fourth quarter of 2020. While the home furnishings industry has fared much better during the pandemic than other sectors of the economy, continued economic weakness may eventually have an adverse impact upon our business, and order cancellations could result if the present delays in order fulfillment continue for an extended period of time. The timing of any future actions in response to COVID-19 is largely dependent on the mitigation of the spread of the virus, status of government orders, directives and guidelines, recovery of the business environment, economic conditions, and consumer demand for our products.

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings name, with additional distribution through other wholesale channels including multi-line furniture stores. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 118-year history has instilled the principles of quality, value, and integrity in everything we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and meet the demands of a global economy.

26 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

With 100 BHF stores at August 29, 2020, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories. Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service. In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States.

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

We have factories in Newton, North Carolina that manufacture custom upholstered furniture and our Lane Venture and Bassett Outdoor furniture, a factory in Martinsville, Virginia that primarily assembles and finishes our custom casual dining offerings and a factory in Bassett, Virginia that assembles and finishes our “Bench Made” line of custom, solid hardwood furniture. During the second quarter of 2020, we closed our upholstery facility in Grand Prairie, Texas due to the expected demand reduction as a result of the COVID-19 crisis. In late 2019, we also began operating a facility in Haleyville, Alabama that provides Bassett with the capability to manufacture custom aluminum outdoor furniture primarily under the Lane Venture brand. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its process, with custom pieces often manufactured within two weeks of taking the order in our stores prior to COVID-19 closures. Due to the significant increase in wholesale orders, manufacturing lead times are temporarily in excess of eight weeks. Our logistics team then promptly ships the product to one of our home delivery hubs or to a location specified by our licensees. In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture (casegoods) and certain leather upholstery offerings from several foreign plants, primarily in Vietnam, Thailand and China. Approximately 75% of the products we currently sell are manufactured in the United States.

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

At August 29, 2020, our BHF store network included 66 Company-owned stores and 34 licensee-owned stores. In addition to the closure of four underperforming Company-owned stores earlier in fiscal 2020, we closed two additional stores in Coral Gables and Ft. Lauderdale, Florida subsequent to August 29, 2020 leaving 64 Company-owned stores in operation at the time of this filing.

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

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. Customer acquisition resulting from our digital outreach strategies increased our traffic to the website by 63% and web orders by 118% for the third quarter of 2020 as compared to 2019. Digital advertising dominated our marketing expenditures for the quarter as we chose to spend less in traditional television and direct mail advertising. We are currently evaluating our advertising and outreach strategy for 2021 and plan to continue with increased levels of digital spend. We also expect to continue investing in our website to improve the navigation and the ordering capabilities to increase web sales. Much of our current product offerings highlight the breadth and depth of our custom furniture capabilities which are difficult to show and sell online. We plan to expand our merchandising strategies to include more product that can be more easily purchased online with or without a store visit. While we work to increase web sales, we will not compromise on our in-store experience or the quality of our in-home makeover capabilities.

27 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

We also continue to re-examine the performance of every one of our stores. Store traffic has been declining for three years and the effect on our retail model has become increasingly challenging. We believe that on a market-by-market basis, there will be fewer stores in the future and that they will operate with a leaner structure. As a result, our retail management team has implemented a new retail staffing model that includes fewer designers, less administrative staff, and a smaller field management organization. We will continue to evaluate store-by-store performance as we seek the optimal store count in the markets in which we compete at retail. We believe the seismic shift in shopping behavior which has been tremendously accelerated by closures of bricks and mortar stores as a result of COVID-19 will ultimately result in more favorable retail rent structures.

The migration to digital brand research and compressed transaction cycles have caused us to comprehensively evaluate all of our American made custom products. While our Custom Upholstery, Custom Dining, and Bench Made product lines continue to be our most successful offerings, they are not conducive to web transactions; most of these items must be purchased in a store. Furthermore, we offer many upholstery trim options, fabrics and finishes that have low rates of sale and that make web navigation more difficult for the consumer. Consequently, we continue to methodically re-design each one of these important lines over the next several months. Our intent is to continue to offer the consumer custom options that will help them personalize their home but do so in an edited fashion that will provide a better web experience in the research phase and will also allow the final purchase to be made either on the web or in the store. We also plan to heavily emphasize our “Made in America” story and utilize locally harvested and organic materials when possible. While this will all take time, we expect that new products will begin to appear late in the fall of 2020 A substantial part of the $3,814 in inventory valuation charges that we recognized during the nine months ended August 29, 2020 was related to existing raw materials that will no longer be part of the mix and to the selloff of retail inventory that will become obsolete as a result of our new approach.

Results of Operations – Periods ended August 29, 2020 compared with the periods ended August 31, 2019:

Net sales of furniture and accessories, logistics revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense, other charges and income (loss) from operations were as follows for the three and nine months ended August 29, 2020 and August 31, 2019:

	Quarter Ended				Change		Nine Months Ended*				Change
	August 29, 2020		August 31, 2019		Dollars	Percent	August 29, 2020		August 31, 2019		Dollars	Percent

Sales revenue:
Furniture and accessories	$80,341	87.7%	$98,369	89.9%	$(18,028)	-18.3%	$232,283	86.8%	$301,550	89.1%	$(69,267)	-23.0%
Logistics revenue	11,218	12.3%	11,050	10.1%	168	1.5%	35,197	13.2%	36,900	10.9%	(1,703)	-4.6%
Total sales revenue	91,559	100.0%	109,419	100.0%	(17,860)	-16.3%	267,480	100.0%	338,450	100.0%	(70,970)	-21.0%
Cost of furniture and accessories sold	38,418	42.0%	42,246	38.6%	(3,828)	-9.1%	113,140	42.3%	133,953	39.6%	(20,813)	-15.5%
SG&A expenses	50,394	55.0%	63,519	58.1%	(13,125)	-20.7%	165,407	61.8%	197,495	58.4%	(32,088)	-16.2%
New store pre-opening costs	-	0.0%	254	0.2%	(254)	-100.0%	-	-0.1%	1,117	0.3%	(1,117)	-100.0%
Other charges	-	0.0%	-	0.0%	-	100.0%	15,205	6.5%	835	0.3%	14,370	100.0%

Income (loss) from operations	$2,747	3.0%	$3,400	3.1%	$(653)	-19.2%	$(26,272)	-9.7%	$5,050	1.5%	$(31,322)	N/M

*39 weeks for fiscal 2020 as compared with 40 weeks for fiscal 2019.

Refer to the segment information which follows for a discussion of the significant factors and trends affecting our results of operations for the three and nine months ended August 29, 2020 as compared with the prior year periods.

28 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2020
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
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income from operations in the consolidation of our segment results:

	Quarter Ended August 29, 2020
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$55,443	$48,144	$-	$(23,246)	(1)	$80,341
Logistics	-	-	17,848	(6,630)	(2)	11,218
Total sales revenue	55,443	48,144	17,848	(29,876)		91,559
Cost of furniture and accessories sold	37,079	24,243	-	(22,904)	(3)	38,418
SG&A expense	15,040	25,486	16,826	(6,958)	(4)	50,394
Income (loss) from operations	$3,324	$(1,585)	$1,022	$(14)		$2,747

	Quarter Ended August 31, 2019
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$62,690	$66,539	$-	$(30,860)	(1)	$98,369
Logistics	-	-	18,899	(7,849)	(2)	11,050
Total sales revenue	62,690	66,539	18,899	(38,709)		109,419
Cost of furniture and accessories sold	41,072	31,849	-	(30,675)	(3)	42,246
SG&A expense	18,574	34,867	18,289	(8,211)	(4)	63,519
New store pre-opening costs	-	254	-	-		254
Income (loss) from operations	$3,044	$(431)	$610	$177		$3,400

	Nine Months Ended August 29, 2020*
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$153,588	$147,161	$-	$(68,466)	(1)	$232,283
Logistics	-	-	54,422	(19,225)	(2)	35,197
Total sales revenue	153,588	147,161	54,422	(87,691)		267,480
Cost of furniture and accessories sold	108,256	74,638	-	(69,754)	(3)	113,140
SG&A expense	46,676	84,527	54,407	(20,203)	(4)	165,407
Income (loss) from operations (5)	$(1,344)	$(12,004)	$15	$2,266		$(11,067)

	Nine Months Ended August 31, 2019*
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$198,602	$198,736	$-	$(95,788)	(1)	$301,550
Logistics	-	-	60,743	(23,843)	(2)	36,900
Total sales revenue	198,602	198,736	60,743	(119,631)		338,450
Cost of furniture and accessories sold	131,413	97,578	-	(95,038)	(3)	133,953
SG&A expense	56,790	106,471	59,169	(24,935)	(4)	197,495
New store pre-opening costs	-	1,117	-	-		1,117
Income (loss) from operations (6)	$10,399	$(6,430)	$1,574	$342		$5,885

30 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2020
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

(4)

Represents the elimination of rent paid by our retail stores occupying Company-owned real estate, and the elimination of logisitcal services charged by Zenith to Bassett's wholesale segment as follows:

	Quarter Ended		Nine Months Ended*
	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019

Intercompany logistical services	$(6,630)	$(7,849)	$(19,225)	$(23,843)
Intercompany rents	(328)	(362)	(978)	(1,092)

Total SG&A expense elimination	$(6,958)	$(8,211)	$(20,203)	$(24,935)

(5)	Excludes the effects of goodwill and asset impairment charges as well as litigation costs which are not allocated to our segments.
(6)	Excludes the effects of the 2019 early retirement program, which is not allocated to our segments.

*39 weeks for fiscal 2020 as compared with 40 weeks for fiscal 2019.

The following table reconciles income (loss) from operations as shown above for our consolidated segment results with income (loss) from operations as reported for GAAP:

	Quarter Ended		Nine Months Ended

	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019
Consolidated segment income from operations before special charges	$2,747	$3,400	$(11,067)	$5,885
Less:
Asset impairment charges	-	-	12,184	-
Goodwill impairment charge	-	-	1,971	-
Litigation expense	-	-	1,050	-
Early retirement program	-	-	-	835

Income (loss) from operations as reported	$2,747	$3,400	$(26,272)	$5,050

Asset Impairment Charges

During the nine months ended August 29, 2020 we recorded $11,114 of non-cash asset impairment charges on five underperforming retail stores, including $6,239 for the impairment of operating lease right-of-use assets, and $1,070 of non-cash impairment charges in our wholesale segment, primarily due to the closure of our custom upholstery manufacturing facility in Grand Prairie, Texas.

Goodwill Impairment Charge

Due to the impact of the COVID-19 pandemic, we performed an interim impairment assessment of our goodwill as of May 30, 2020. As a result, we recognized a non-cash charge of $1,971 during the nine months ended August 29, 2020 for the impairment of goodwill associated with our wood reporting unit within our wholesale segment (see Note 6 to our Condensed Consolidated Financial Statements).

31 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

Litigation Expense

During the nine months ended August 29, 2020, we accrued an additional $1,050 for the estimated costs to resolve certain wage and hour violation claims that have been asserted against the Company and have received class action designation, bringing our total recorded reserve for these claims to $1,750 at August 29, 2020. While the ultimate cost of resolving these claims may be substantially higher, the amount accrued represents our estimate of the most likely outcome of a mediated settlement.

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

Wholesale Segment

Results for the wholesale segment for the periods ended August 29, 2020 and August 31, 2019 are as follows:

	Quarter Ended				Change		Nine Months Ended*				Change
	August 29, 2020		August 31, 2019		Dollars	Percent	August 29, 2020		August 31, 2019		Dollars	Percent

Net sales	$55,443	100.0%	$62,690	100.0%	$(7,247)	-11.6%	$153,588	100.0%	$198,602	100.0%	$(45,014)	-22.7%
Gross profit	18,364	33.1%	21,618	34.5%	(3,254)	-15.1%	45,332	29.5%	67,189	33.8%	(21,857)	-32.5%
SG&A expenses	15,040	27.1%	18,574	29.6%	(3,534)	-19.0%	46,676	30.4%	56,790	28.6%	(10,114)	-17.8%

Income (loss) from operations	$3,324	6.0%	$3,044	4.9%	$280	4.0%	$(1,344)	-0.9%	$10,399	5.2%	$(11,743)	N/M

*39 weeks for fiscal 2020 as compared with 40 weeks for fiscal 2019.

Analysis of Results - Wholesale

Net sales for the three and nine months ended August 29, 2020 declined $7,247 or 11.6% and $45,014 or 22.7%, respectively, from the prior year periods. Wholesale orders for the third quarter of 2020 increased 26% as compared to 2019 resulting in a wholesale backlog of $37,408 at August 29, 2020 as compared to $11,580 at August 31, 2019. Wholesale orders from independent dealers increased 61% for the current quarter as compared to the prior year period driven by increases from existing dealers along with an expansion of the dealer base. In addition, orders from the Bassett Home Furnishings store network increased 10% while Lane Venture orders increased by 17%. As previously discussed, Bassett and most of the home furnishings industry has been faced with continuing logistical challenges from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. Gross margins for the third quarter of 2020 decreased by 140 basis points primarily driven by lower margins in the imported wood line as we have begun the process of lowering inventory levels and reducing the overall import wood offerings. Margins were also impacted by lower sales volumes decreasing the leverage on fixed manufacturing costs. SG&A costs for the third quarter of 2020 were significantly reduced by previously discussed workforce reductions and temporary salary reductions, lower marketing and promotional spending, and overall cost containment activities.

In addition, the results of the nine months ended August 29, 2020 were impacted by increased inventory valuation reserves recorded in the second quarter of 2020 as we continue to evaluate the inventory levels and offerings throughout the segment. We are evaluating our inventory assortment to simplify the product offerings and to make them more compatible with our omnichannel marketing strategy, which integrates both internet and store-based selling. The results of the nine months ended August 29, 2020 also included increased bad debt expense recorded in the second quarter of 2020 as our customers struggled to pay us during the shutdown period. As of the date of this report, cash receipts have shown significant improvement along with a significant reduction in past due accounts receivable.

32 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

Wholesale shipments by type:	Quarter Ended				Change		Nine Months Ended*				Change
	August 29, 2020		August 31, 2019		Dollars	Percent	August 29, 2020		August 31, 2019		Dollars	Percent

Bassett Custom Upholstery	$31,016	55.9%	$36,809	58.7%	$(5,793)	-15.7%	$90,283	58.8%	$115,200	58.0%	$(24,917)	-21.6%
Bassett Leather	5,804	10.5%	4,480	7.1%	1,324	29.6%	13,559	8.8%	14,714	7.4%	(1,155)	-7.8%
Bassett Custom Wood	9,582	17.3%	11,757	18.8%	(2,175)	-18.5%	26,504	17.3%	33,958	17.1%	(7,454)	-22.0%
Bassett Casegoods	9,041	16.3%	9,644	15.4%	(603)	-6.3%	23,242	15.1%	32,263	16.2%	(9,021)	-28.0%
Accessories	-	0.0%	-	0.0%	-	0.0%	-	0.0%	2,467	1.2%	(2,467)	-100.0%
Total	$55,443	100.0%	$62,690	100.0%	$(7,247)	-11.6%	$153,588	100.0%	$198,602	100.0%	$(45,014)	-22.7%

*39 weeks for fiscal 2020 as compared with 40 weeks for fiscal 2019.

Retail – Company-owned Stores Segment

Results for the retail segment for the periods ended August 29, 2020 and August 31, 2019 are as follows:

	Quarter Ended				Change		Nine Months Ended*				Change
	August 29, 2020		August 31, 2019		Dollars	Percent	August 29, 2020		August 31, 2019		Dollars	Percent

Net sales	$48,144	100.0%	$66,539	100.0%	$(18,395)	-27.6%	$147,161	100.0%	$198,736	100.0%	$(51,575)	-26.0%
Gross profit	23,901	49.6%	34,690	52.1%	(10,789)	-31.1%	72,523	49.3%	101,158	50.9%	(28,635)	-28.3%
SG&A expenses	25,486	52.9%	34,867	52.4%	(9,381)	-26.9%	84,527	57.4%	106,471	53.6%	(21,944)	-20.6%
New store pre-opening costs	-	0.0%	254	0.4%	(254)	-100.0%	-	0.0%	1,117	0.6%	(1,117)	-100.0%
Loss from operations	$(1,585)	-3.3%	$(431)	-0.6%	$(1,154)	267.7%	$(12,004)	-8.2%	$(6,430)	-3.2%	$(5,574)	86.7%

*39 weeks for fiscal 2020 as compared with 40 weeks for fiscal 2019.

Analysis of Results - Retail

Net sales for the three and nine months ended August 29, 2020 declined $18,395 or 27.6% and $51,575 or 26.0%, respectively. Written sales, the value of sales orders taken, but not delivered, increased 10% for the quarter ended August 29, 2020 as compared to the prior year quarter resulting in a retail backlog of $47,904 at August 29, 2020 as compared to $28,247 at August 31, 2019. As previously discussed, Bassett and most of the home furnishings industry has been faced with continuing logistical challenges from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. Gross margins for the third quarter of 2020 decreased by 250 basis points primarily driven by more aggressive inventory clearance activity as we evaluate our inventory assortment to make it more compatible with our omnichannel marketing strategy, which integrates both internet and store-based selling. SG&A expenses for the third quarter of 2020 as a percent of sales increased slightly as compared to the third quarter of 2019. This was driven by significant fixed cost de-leverage from reduced delivered sales partially offset by the previously discussed workforce reductions and temporary salary reductions, lower advertising spending, and overall cost containment activities.

In addition, the results of the nine months ended August 29, 2020 were impacted by increased inventory valuation reserves recorded in the second quarter of 2020 as we continue to evaluate the inventory levels and assortment as previously discussed.

33 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

Logistical Services Segment

Results for our logistical services segment for the periods ended August 29, 2020 and August 31, 2019 are as follows:

	Quarter Ended				Change		Nine Months Ended*				Change
	August 29, 2020		August 31, 2019		Dollars	Percent	August 29, 2020		August 31, 2019		Dollars	Percent

Logistical services revenue	$17,848	100.0%	$18,899	100.0%	$(1,051)	-5.6%	$54,422	100.0%	$60,743	100.0%	$(6,321)	-10.4%
Operating expenses	16,826	94.3%	18,289	96.8%	(1,463)	-8.0%	54,407	100.0%	59,169	97.4%	(4,762)	-8.0%

Income from operations	$1,022	5.7%	$610	3.2%	$412	67.5%	$15	0.0%	$1,574	2.6%	$(1,559)	-99.0%

*39 weeks for fiscal 2020 as compared with 40 weeks for fiscal 2019.

Analysis of Operations – Logistical Services

Net revenues for the three and nine months ended August 29, 2020 declined $1,051 or 5.6% and $6,321 or 10.4%, respectively. Operating profit improved for the third quarter of 2020 as compared to 2019 primarily due to improved fleet costs driven by lower fuel prices partially offset by higher warehousing labor costs as Zenith has been challenged to find and maintain freight-handling personnel in the warehousing operation due to the previously discussed COVID-related labor shortages.

OtherItems Affecting NetIncome

Other Income (Loss), Net

Other income for the three months ended August 29, 2020 was $697 compared to a loss of $298 for the three months ended August 31, 2019. The change was primarily due to a $914 gain recognized in the current period for a death benefit from Company-owned life insurance.

Other loss, net, for the nine months ended August 29, 2020 and August 31, 2019 was $430 and $566, respectively. The decreased net loss is primarily due to higher death benefits from Company-owned life insurance recognized in the current year period as compared to the prior year, partially offset by declining interest income from our investments in CDs.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. A major provision of the CARES Act allows net operating losses from the 2018, 2019 and 2020 tax years to be carried back up to five years. As a result, our effective tax rates for the three and nine months ended August 29, 2020 were 36.8% and (36.5%), respectively, which differ from the federal statutory rate of 21% primarily due to the effects of carrying back our current net operating loss to tax years in which the federal statutory rate was 35%, and to the effects of state income taxes and various permanent differences, including those related to the non-taxability of Company-owned life insurance. Our effective tax rates for the three and nine months ended August 31, 2019 were 30.5% and 28.4%, respectively, and differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including those related to the non-taxability of Company-owned life insurance.

34 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

Liquidity and Capital Resources

Cash Flows

Cash provided by operations for the first nine months of fiscal 2020 was $17,483 compared to $2,059 used in operations for the first nine months of fiscal 2019, representing an increase in cash provided by operations of $19,542. This increase in operating cash flow is primarily due to a substantial increase in customer deposits taken against unfilled orders, decreased investment in inventory as there were no store openings in the first nine months of fiscal 2020, other changes in working capital due in part to the timing impact of the additional week in the prior year period, improved operations in our retail segment, and cash conservation measures implemented in the second and third quarters of fiscal 2020 in response to the impact of COVID-19. Cash flow from operations for the third quarter of fiscal 2020 was $23,230.

Our overall cash position increased by $11,342 during the first nine months of fiscal 2020, compared to an overall decrease of $18,830 during the first nine months of fiscal 2019, an improvement of $30,172 over the prior year period. In addition to the improvement in cash flows from operations, cash used in investing activities was $1,201 for the first nine months of fiscal 2020 as compared to $6,038 used in the prior year period, a net decrease of $4,837. This decrease was primarily due to lower capital expenditures in the current year and proceeds from the sale of our closed Gulfport store location in fiscal 2020, partially offset by lower proceeds from the maturity of investments in CDs as compared to the prior year period. Net cash used in financing activities was $4,490 for the current period compared to $10,733 used in the prior year period, a decrease of $5,793. This decrease is primarily due to lower repurchases of our stock primarily in response to COVID-19. Share repurchases totaled $1,542 during the first nine months of fiscal 2020 as compared with $6,845 repurchased during the first nine months of fiscal 2019. As of August 29, 2020, $9,097 remains authorized under our existing share repurchase plan.

Debt and Other Obligations

Our bank credit facility, which was amended effective June 15, 2020, provides for a line of credit of up to $50,000. At August 29, 2020, we had $2,181 outstanding under standby letters of credit against our line, leaving availability under our credit line of $47,819. In addition, we have outstanding standby letters of credit with another bank totaling $325. Under the terms of our credit facility, the maximum amount available under our credit line will remain at $50,000 through December 31, 2020, after which date the maximum availability will be reduced to $25,000. The line bears interest at the rate of LIBOR plus 1.9%, with a fee of 0.25% charged for the unused portion of the line and is secured by a general lien on our accounts receivable and inventory. All covenants based on financial ratios have been waived for the remainder of fiscal 2020. The credit facility matures on January 31, 2022.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services and retail segments. The total future minimum lease payments for leases with terms in excess of one year at August 29, 2020 is $172,371, the present value of which is $146,541 and is included in our accompanying condensed consolidated balance sheet at August 29, 2020. We have negotiated with a number of our landlords to obtain relief in the form of rent deferrals or abatements of rent currently past due as a result of the effects of COVID-19 on our business. At August 29, 2020, the unpaid rent was $2,769 which primarily represents rent deferred to fiscal 2021. Remaining terms under these lease guarantees range from approximately one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,802 at August 29, 2020. See Note 11 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

35 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations. Such real estate is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and is considered part of our retail segment. The net book value of such retail real estate occupied by Company-owned stores was $17,463 at August 29, 2020.

The following information summarizes our total investment in retail real estate owned at August 29, 2020:

	Number of	Aggregate	Net Book
	Locations	Square Footage	Value

Real estate occupied by Company-owned and operated stores, included in property and equipment, net	8	201,096	$17,463

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

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 10 to our condensed consolidated financial statements for further information regarding certain contingencies as of August 29, 2020.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $17,463 at August 29, 2020 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,802 which we have guaranteed on behalf of licensees as of August 29, 2020 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations, warehouse and distribution facilities. At August 29, 2020, the unamortized balance of such right-of-use assets totaled $110,530. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

36 of 40

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2020
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
AUGUST 29, 2020
(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

The coronavirus global pandemic which caused a significant disruption in non-essential retail commerce may continue to have a material adverse impact upon our financial condition and results of operations.

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including non-essential retail commerce. As a result of these circumstances, we temporarily closed our dedicated stores, our manufacturing locations and many of our warehouses. In addition, many of our office personnel were working remotely. As of the date of this filing, we have reopened all of our retail stores. However, continuing logistical challenges faced by the entire home furnishings industry resulting from COVID-related labor shortages and supply chain disruptions have created significant delays in order fulfillment and increasing backlogs as we have not been able to produce and ship at the incoming rate of wholesale and retail orders. Although we are unable to predict with certainty, we expect the pace of manufacturing and shipping to increase and the level of wholesale and retail backlogs to begin decreasing by the end of the fourth quarter of 2020. If we are unable to resolve the delays in order fulfillment it is possible that some of our customers may begin to cancel existing orders and require refunds of deposits, which could have an adverse impact upon our liquidity and results of operations. In addition, whereas most state and local governments have begun to ease restrictions on commercial retail activity, it is possible that a resurgence in COVID-19 cases could prompt a return to tighter restrictions in certain areas of the country. Furthermore, the economic recession brought on by the pandemic may eventually have an adverse impact on consumer demand for our products. Should these conditions persist for a prolonged period beyond this quarter, this may have a continuing material adverse impact on our ultimate financial condition and liquidity.

Apart from the above, there are no other changes to the Company’s risk factors as described in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, for the three months ended August 29, 2020 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

May 31, 2020 - July 4, 2020	-	$-	-	$9,398
July 5 - August 1, 2020	25,700	$8.41	25,700	$9,181
August 2 -August 29, 2020	9,207	$9.14	9,207	$9,097

(1) The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 3, 2018, the Board of Directors increased the remaining limit of the repurchase plan to $20,000. At August 29, 2020 $9,097 remains available for share repurchases under the plan.

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

Exhibit 4 – Sixth Amended and Restated Credit Agreement with Truist Bank dated June 15, 2020 is incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended May 30, 2020. Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b – Chief Financial Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS Inline XBRL Instance

Exhibit 101.SCH Inline XBRL Taxonomy Extension Schema

Exhibit 101.CAL Inline XBRL Taxonomy Extension Calculation

Exhibit 101.DEF Inline XBRL Taxonomy Extension Definition

Exhibit 101.LAB Inline XBRL Taxonomy Extension Labels

Exhibit 101.PRE Inline XBRL Taxonomy Extension Presentation

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
October 1, 2020

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer October 1, 2020

40 of 40