Form 10-K
period 2020-11-28
BASSETT FURNITURE INDUSTRIES INC
filed 2021-01-21
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 28, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued

its audit report.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 30, 2020 was $68,257,836.

The number of shares of the Registrant’s common stock outstanding on January 15, 2021 was 9,949,008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be held March 10, 2021, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

As used herein, unless the context otherwise requires, “Bassett,” the “Company,” “we,” “us” and “our” refer to Bassett Furniture Industries, Incorporated and its subsidiaries. References to 2020, 2019, 2018, 2017 and 2016 mean the fiscal years ended November 28, 2020, November 30, 2019, November 24, 2018, November 25, 2017 and November 26, 2015. Please note that fiscal 2019 contained 53 weeks.

Safe-harbor, forward-looking statements

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors, which should be read in conjunction with Item 1A “Risk Factors”, that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

●

the impact of the ongoing coronavirus (“COVID-19”) outbreak upon our ability to maintain normal operations at our retail stores and manufacturing facilities and the resulting effects any future interruption of those operations may have upon our financial condition, results of operations and liquidity, as well as the impact of the outbreak upon general economic conditions, including consumer spending and the strength of the housing market in the United States

●	competitive conditions in the home furnishings industry

●	overall retail traffic levels in stores and on the web and consumer demand for home furnishings

●	ability of our customers and consumers to obtain credit

●	the profitability of the stores (independent licensees and Company-owned retail stores) which may result in future store closings.

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

You should keep in mind that any forward-looking statement made by us in this report speaks only as of the date on which such forward-looking statement is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the events described in any forward-looking statement made in this report, might not occur.

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

With 97 BHF stores at November 28, 2020, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

The BHF stores feature custom order furniture, free in-home and virtual design visits (“home makeovers”) and coordinated decorating accessories.  Our philosophy is based on building strong long-term relationships with each customer.  Sales people are referred to as “Design Consultants” and are trained to evaluate customer needs and provide comprehensive solutions for their home decor.  Until a rigorous training and design certification program is completed, Design Consultants are not authorized to perform in-home or virtual design services for our customers.

We have factories in Newton, North Carolina that manufacture custom upholstered and outdoor furniture. We also have factories in Martinsville and Bassett, Virginia that assemble and finish our custom dining offerings, including our “Bench Made” line of solid hardwood furniture. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its manufacturing process. Our logistics team then promptly ships the product to one of our home delivery hubs or to a location specified by our licensees.  In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture (casegoods) and certain leather upholstery offerings from several foreign plants, primarily in Vietnam, Thailand and China. Over 75% of the products we currently sell are manufactured in the United States.

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

With the knowledge we have gained through operating Lane Venture, we have developed the Bassett Outdoor brand that is only marketed through the BHF store network. This allows Bassett branded product to move from inside the home to outside the home to capitalize on the growing trend of outdoor living.

Impact of the COVID-19 Pandemic Upon Our Business

On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including non-essential retail commerce.

In response to the above and for the protection of our employees and customers, we temporarily closed our dedicated BHF stores, our manufacturing locations and many of our warehouses for several weeks primarily during the second fiscal quarter of 2020. We also implemented several operating changes which allowed us to maintain sufficient liquidity until we and other furniture retailers were able to reopen for business. These included, among other things, an approximate 23% permanent workforce reduction, temporary salary and wage reductions for all remaining employees, including a 50% pay reduction for our chief executive officer and certain other executives, negotiations with our landlords to receive abatements of rent, and in some cases, temporary rent deferrals, on many of our store leases and the amendment of our bank credit agreement to provide an additional $25,000 of availability under our credit line through December 31, 2020. The disruption to our operations caused by the COVID-19 pandemic resulted in a significant loss for the second quarter of fiscal 2020 which drove the loss for the full year despite our return to profitability during the third and fourth fiscal quarters.

However, since restarting our manufacturing operations and reopening stores beginning in late May of 2020, the pace of incoming wholesale orders from both the retail stores and our independent dealers outside the BHF store network have far exceeded our post reopening forecasts. Wholesale orders for the second half of 2020 increased 26% as compared to 2019. While our manufacturing operations, primarily our upholstery division, and shipping operations have not been able to keep pace with the incoming order level, we were able to generate net income of $8,782 and operating cash flow of $42,422 during the second half of fiscal 2020. As a result, we have restored all temporarily reduced salaries and wages and resumed the payment of quarterly dividends, including the payment of the dividend declared and subsequently suspended during the second quarter, as well as the declaration and payment of a special dividend subsequent to November 28, 2020.

We continue to closely monitor the COVID-19 pandemic and the potential effects on the economy, the consumer and our business. While the rate of incoming orders at both our wholesale and retail segments is currently strong, there are continuing logistical challenges faced by us and the entire home furnishings industry resulting from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. Although unable to predict with certainty, we expect gradual decreases in wholesale and retail backlogs over the course of 2021 driven by an anticipated lower rate of future incoming orders coupled with increased manufacturing and shipping activity. While the home furnishings industry has fared much better during the pandemic than other sectors of the economy, continued economic weakness and the recent surge in COVID-19 cases coupled with the slow rollout of vaccinations may eventually have an additional adverse impact upon our business. The timing of any future actions by us in response to COVID-19 is largely dependent on the mitigation of the spread of the virus, the speed with which vaccinations are disseminated, status of government orders, directives and guidelines, recovery of the business environment, economic conditions, and consumer demand for our products.

Operating Segments

We have strategically aligned our business into three reportable segments: Wholesale, Retail – Company-owned stores, and Logistical Services.

The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BHF stores (Company-owned retail stores and licensee-owned stores) and independent furniture retailers. Our retail segment consists of 63 Company-owned and operated BHF stores. The following table shows the number of Company-owned stores by state as of November 28, 2020:

	Number of		Number of
State	Stores	State	Stores
Alabama	1	Missouri	1
Arizona	3	Nevada	1
Arkansas	1	New Jersey	2
California	3	New York	6
Connecticut	3	North Carolina	5
Delaware	1	Ohio	2
Florida	4	Oklahoma	1
Georgia	3	Pennsylvania	2
Kansas	1	South Carolina	1
Kentucky	1	Tennessee	1
Maryland	3	Texas	12
Massachusetts	1	Virginia	4
		Total	63

Our six locations in the state of New York include a 16,000 square foot clearance center in Middletown, New York. Unlike our other 62 BHF locations, the clearance center offers only clearance merchandise at reduced price points and without design consulting services.

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

Wholesale shipments by category for the last three fiscal years are summarized below:

	2020		2019		2018

Bassett Custom Upholstery	$128,200	58.0%	$152,415	58.4%	$141,321	55.2%
Bassett Leather	21,436	9.7%	19,220	7.4%	21,589	8.4%
Bassett Custom Wood	39,311	17.8%	46,082	17.6%	46,074	18.0%
Bassett Casegoods	32,128	14.5%	40,920	15.7%	42,875	16.8%
Accessories (1)	-	0.0%	2,468	0.9%	4,099	1.6%
Total	$221,075	100.0%	$261,105	100.0%	$255,958	100.0%

(1)

Beginning with the third quarter of fiscal 2019, our wholesale segment no longer purchases accessory items for resale to our retail segment or to third party customers such as licensees or independent furniture retailers. Our retail segment and third party customers now source their accessory items directly from the accessory vendors.

Approximately 24% of our 2020 wholesale sales were of imported product compared to 23% and 27% in 2019 and 2018, respectively. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers.

The dollar value of our wholesale backlog, representing orders received but not yet shipped to the BHF store network or independent dealers, was $54,874 at November 28, 2020 and $19,952 at November 30, 2019. We believe that the backlog will gradually decrease over the course of 2021 to a more manageable level as we do not believe the current pace of business is sustainable.

We use lumber, fabric, leather, foam and other materials in the production of wood and upholstered furniture. These components are purchased from a variety of domestic and international suppliers and are widely available. The price and availability of foam, which is highly dependent on the cost of oil and available capacity of oil refineries, can be subject to significant volatility from time to time. We currently assemble and finish these components in our five manufacturing facilities in the United States.

Other Investments and Real Estate

Our balance sheet at November 28, 2020 and November 30, 2019 included short-term investments in certificates of deposit (“CDs”). At November 24, 2018, in addition to CDs, we also held investments in certain real estate related to former licensee-owned stores. The impact upon earnings arising from these investments is included in other loss, net, in our consolidated statements of operations. Our investment balances at each of the last three fiscal year-ends are as follows:

	November 28,	November 30,	November 24,
	2020	2019	2018

Investments in certificates of deposit	$17,715	$17,436	$22,643
Certain retail real estate	-	-	1,655

Our short-term investments at November 28, 2020 consist of CDs with original terms generally ranging from six to twelve months, bearing interest at rates ranging from 0.05% to 2.0% with a weighted average yield of approximately 0.21%. At November 28, 2020, the weighted average remaining time to maturity of the CDs was approximately four months. Each CD is placed with a federally insured financial institution and all deposits are within Federal deposit insurance limits.

Prior to November 30, 2019, we held investments in retail store properties that we had previously leased to licensees. In November of 2019, we sold one such property, which had a carrying value of $1,655 at November 24, 2018, to the lessee for net proceeds of $1,475. At November 30, 2019, our only remaining investment real estate consisted of a building subject to a ground lease which expired in 2020. During fiscal 2017, we fully impaired the carrying value of the building. See Item 2, Properties, for additional information about our retail real estate holdings.

Retail Segment Overview – Company-Owned Retail Stores

The retail furniture industry remains very competitive and includes local furniture stores, regional furniture retailers, national department and chain stores, single-vendor branded retailers and on-line retailers. As a whole, our store network with 63 Company-owned stores and 34 licensee-owned stores, ranks in the top 30 in retail furniture sales in the United States. Our Company-owned store network peaked at 70 stores in fiscal 2019. Since that time, we have closed seven underperforming locations and have no current plans to open additional locations.

Net sales for our Company-owned retail stores for the last three fiscal years are summarized below:

	2020	2019	2018

Net sales	$211,944	$268,693	$268,883

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

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. Customer acquisition resulting from our digital outreach strategies increased our traffic to the website by 82% and web orders by 92% for the fourth quarter of fiscal 2020 as compared to 2019. Digital advertising dominated our marketing expenditures for the majority of the year as we chose to spend less in traditional television and direct mail advertising. We plan to continue with increased levels of spending on digital advertising and outreach during 2021. We also expect to continue investing in our website to improve the navigation and the ordering capabilities to increase web sales. Much of our current product offerings highlight the breadth and depth of our custom furniture capabilities which are difficult to show and sell online. We plan to expand our merchandising strategies to include more product that can be more easily purchased online with or without a store visit. While we work to increase web sales, we will not compromise on our in-store experience or the quality of our in-home makeover capabilities.

We also continue to re-examine the performance of every one of our stores. Store traffic has been declining for three years and the effect on our retail model has become increasingly challenging. We believe that on a market-by-market basis, there will be fewer stores in the future and that they will operate with a leaner structure. As a result, our retail management team implemented a new retail staffing model that includes fewer designers, less administrative staff, and a smaller field management organization. We will continue to evaluate store-by-store performance as we seek the optimal store count in the markets in which we compete at retail. We believe the seismic shift in shopping behavior which has been tremendously accelerated by closures of brick and mortar stores as a result of COVID-19 will ultimately result in more favorable retail rent structures.

The migration to digital brand research and compressed transaction cycles have caused us to comprehensively evaluate all of our American made custom products. While our Custom Upholstery, Custom Dining, and Bench Made product lines continue to be our most successful offerings, they are not conducive to web transactions; most of these items must be purchased in a store. Furthermore, we offer many upholstery trim options, fabrics and finishes that have low rates of sale and that make web navigation more difficult for the consumer. Consequently, we will continue to methodically re-design each one of these important lines. Our intent is to continue to offer the consumer custom options that will help them personalize their home but to do so in an edited fashion that will provide a better web experience in the research phase and will also allow the final purchase to be made either on the web or in the store. We also plan to heavily emphasize our “Made in America” story and utilize locally harvested and organic materials when possible. While this will all take time to complete, new products began appearing on the retail floors and website in early 2021.

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

At November 28, 2020, our shipping and delivery fleet consisted of the following:

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

People

We employed 2,071 people as of November 28, 2020. None of our employees are subject to collective bargaining arrangements and we have not experienced any recent work stoppages. We consider our relationship with our employees to be good. Headcount by segment is as follows:

●	948 in the wholesale segment
●	550 in the retail segment
●	573 in the logistical services segment

We believe our employees are key to achieving our business objectives. In the early stages of the COVID-19 pandemic we experienced brief closures at most of our facilities, generally four weeks or less. Upon reopening, we had COVID-19 prevention protocols in place to minimize the spread of COVID-19 in our workplaces. These protocols, which remain in place, meet or exceed the Centers for Disease Control guidelines and where applicable, state mandates. Our employees were trained on these protocols prior to or upon returning to work.

Our key human capital measures include employee safety, turnover, absenteeism and production. We frequently benchmark our compensation practices and benefits programs against those of comparable industries and in the geographic areas where our facilities are located. We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled and unskilled labor throughout our organization. Our notable health, welfare and retirement benefits include:

●	Company subsidized health insurance
●	401(k) Plan with Company matching contributions
●	Tuition assistance program
●	Paid time off

We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. Our employees have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline. All reports of inappropriate behavior are promptly investigated with appropriate action taken to stop such behavior.

Major Customers

Our risk exposure related to our customers, consisting primarily of trade accounts receivable along with certain guarantees, net of recognized reserves, totaled approximately $24,475 and $23,297 at November 28, 2020 and November 30, 2019, respectively. At November 28, 2020 and November 30, 2019, approximately 24% and 28%, respectively, of the aggregate risk exposure, net of reserves, was attributable to five customers. In fiscal 2020, 2019 and 2018, no customer accounted for more than 10% of total consolidated net sales. However, two customers accounted for approximately 29%, 44% and 40% of our consolidated revenue from logistical services during 2020, 2019 and 2018, respectively.

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

Risks Related to the Coronavirus Pandemic

The coronavirus global pandemic which caused a significant disruption in non-essential retail commerce may continue to have a material adverse impact upon our financial condition and results of operations.

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including non-essential retail commerce. As a result of these circumstances, we temporarily closed our dedicated stores, our manufacturing locations and many of our warehouses. In addition, many of our office personnel were working remotely. By the end of June, we had reopened all of our retail stores that had been temporarily closed. However, continuing logistical challenges faced by the entire home furnishings industry resulting from COVID-related labor shortages and supply chain disruptions have created significant delays in order fulfillment and increasing backlogs as we have not been able to produce and ship at the incoming rate of wholesale and retail orders. Although unable to predict with certainty, we expect gradual decreases in wholesale and retail backlogs over the course of 2021 driven by an anticipated lower rate of future incoming orders coupled with increased manufacturing and shipping activity. If we are unable to reduce the backlogs and increase the speed of order fulfillment it is possible that some of our customers may begin to cancel existing orders and require refunds of deposits, which could have an adverse impact upon our liquidity and results of operations. While the home furnishings industry has fared much better during the pandemic than other sectors of the economy, continued economic weakness and the recent surge in COVID-19 cases coupled with the slow rollout of vaccinations may have an adverse impact upon our business. Furthermore, the economic recession brought on by the pandemic may eventually have an adverse impact on consumer demand for our products. Should these conditions persist for a prolonged period, this may have a continuing material adverse impact on our ultimate financial condition and liquidity.

Risks Related to Our Retail Operations

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

Risks Related to Our Brand and Product Offerings

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

Maintaining and enhancing our brand is critical to our ability to expand our base of customers and drive increased traffic at both Company-owned and licensee-owned stores and to our website. Digital advertising and outreach dominated our marketing expenditures for the majority of fiscal 2020 as we chose to spend less in traditional television and direct mail advertising, and we plan to continue with increased levels of spending on digital advertising and outreach during 2021. We also expect to continue investing in our website to improve the navigation and the ordering capabilities to increase web sales. We cannot provide assurance that our marketing, advertising and other efforts to promote and maintain awareness of our brand will not require us to incur substantial costs. If these efforts are unsuccessful or we incur substantial costs in connection with these efforts, our business, operating results and financial condition could be adversely affected.

Risks Related to Material Sourcing and Supply

Our use of foreign sources of production for a portion of our products exposes us to certain additional risks associated with international operations.

Our use of foreign sources for the supply of certain of our products exposes us to risks associated with overseas sourcing.  These risks are related to government regulation, volatile ocean freight costs, delays in shipments, and extended lead time in ordering. Governments in the foreign countries where we source our products may change their laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation and exchange controls which could make it more difficult to service our customers resulting in an adverse effect on our earnings. We have experienced recent increases in ocean freight costs coupled with a lack of availability of shipping containers resulting in reduced flow of products primarily from Asia. Continued product delays and extended order lead times may adversely affect our ability to service our customers and respond to changes in demand, resulting in the purchase of excess inventory in the face of declining demand, or lost sales due to insufficient inventory in the face of increasing demand, either of which would also have an adverse effect on our earnings or liquidity.

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

Risks Related to Our Logistical Services Operations

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

Risks Related to Electronic Data Processing and Digital Information

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

In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities are in regular use and provide adequate capacity for our manufacturing and warehousing needs. In addition to the owned properties shown above, we lease property in Newton, North Carolina for the manufacturing and warehousing operations of Lane Venture and Bassett Outdoor, and we lease a facility in Haleyville, Alabama which houses a production line for aluminum outdoor furniture. A former upholstery division manufacturing facility which occupied part of a regional distribution center in Grand Prairie, Texas that is leased by our logistical services segment was closed during the second quarter of fiscal 2020.

Retail Segment:

Real estate associated with our retail segment consists of eight owned locations with an aggregate square footage of 201,096 and a net book value of $17,845. These stores are located as follows:

Concord, North Carolina	Greensboro, North Carolina
Greenville, South Carolina	Fredericksburg, Virginia
Houston, Texas (2 locations)	Louisville, Kentucky
Knoxville, Tennessee

Of these locations, two are subject to land leases. Our remaining 55 store locations are leased from third-parties. In addition to retail stores, we also lease twelve locations for use as regional warehouses and home delivery distribution centers.

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

See Note 15 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

David C. Baker, 60, joined the Company in 2005 as Director, Store Operations. From 2006 to 2015 he served as Vice President – Corporate Retail, and in 2015 was appointed to Senior Vice President, Corporate Retail. In 2019, he was appointed Senior Vice President, Chief Retail Officer. Prior to joining Bassett, Mr. Baker managed Bassett stores for licensees from 1999 to 2005 after having previously managed stores for other furniture retail chains including Haverty’s and Rhodes Furniture.

John E. Bassett III, 62, has been with the Company since 1981 and served in various wood manufacturing and product sourcing capacities, including Vice President, Wood Manufacturing; Vice-President, Global Sourcing from 2001 to 2007 and Vice President, Wood in 2008. He was appointed Senior Vice President, Wood in 2009. In 2019, he was also promoted to the position of Senior Vice President, Chief Operations Officer.

Bruce R. Cohenour, 62, has been with the Company since 2011, starting as Senior Vice President of Upholstery Merchandising. In 2013, he was promoted to Senior Vice President of Sales and Merchandising. In 2019, he was appointed Senior Vice President, Chief Sales Officer. Prior to joining Bassett, Mr. Cohenour was with Hooker Furniture Corp. from 2007 through 2010, last serving as President of the Case Goods Division.

J. Michael Daniel, 59, joined the Company in 2007 as Corporate Controller. From April 2009 through December 2009, he served as Corporate Controller and Interim Chief Financial Officer. In January 2010, he was appointed Vice President and Chief Accounting Officer. In January 2013, he was promoted to Senior Vice President and Chief Financial Officer. In 2019, he was also promoted to the position of Senior Vice President, Chief Financial and Administrative Officer.

Jack L. Hawn, 67, has been with the Company since 2015 as Senior Vice President, Bassett and President, Zenith. His company, Zenith Transportation, Inc., was majority owner of Zenith (Zenith Freight Lines, LLC) from 1999 until its interest in Zenith was acquired by the Company in 2015. He has served as President of Zenith since its formation in 1999.

Jay R. Hervey, Esq., 61, has served as the General Counsel, Vice President and Secretary for the Company since 1997.

Kara Kelchner-Strong, 46, joined the Company in 2007 as Director, Retail Communications. In 2015, she was promoted to Vice President, Strategy and Planning. In 2018, she was appointed Vice President, Strategic Transformation Officer and in 2019, she was promoted to Senior Vice President, Customer Experience Officer. Prior to joining Bassett, she held several positions with Restoration Hardware.

Robert H. Spilman, Jr., 64, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President, and in 2016 also became the Chairman of the Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Bassett’s common stock trades on the NASDAQ global select market system under the symbol “BSET.” We had approximately 3,400 beneficial stockholders at January 15, 2021.

Issuer Purchases of Equity Securities:

We are authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 3, 2018, the Board of Directors increased the remaining limit of the repurchase plan to $20 million. The repurchase program does not include a specific time table or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of prevailing market conditions and other factors. The following table summarizes the stock repurchase activity for the three months ended November 28, 2020 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

Issuer Purchases of Equity Securities

(dollar amounts in thousands, except share and per share data)

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

August 30 - October 3, 2020	1,050	$12.68	-	$9,097
October 4 -October 31, 2020	10,000	$14.88	10,000	$8,948
November 1 - November 28, 2020	33,321	$15.53	33,321	$8,431

ITEM 6.	SELECTED FINANCIAL DATA

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

(In thousands)	2020		2019		2018		2017		2016

Net sales	$385,863		$452,087		$456,855		$452,503		$432,038
Operating income (loss)	$(16,223)	(1)	$(595)	(1)	$14,084	(1)	$27,018	(1)	$28,193
Other income (loss), net	$(563)		$(1,145)		$(1,878)		$858	(2)	$(2,416)
Income before income taxes	$(16,786)		$(1,740)		$12,206		$27,876		$25,777
Income tax expense (benefit)	$(6,365)	(3)	$188		$3,988	(4)	$9,620		$9,948
Net income	$(10,421)		$(1,928)		$8,218		$18,256		$15,829
Diluted earnings per share	$(1.05)		$(0.19)		$0.77		$1.70		$1.46
Cash dividends declared	$4,545		$5,133		$4,496		$8,266		$7,345
Cash dividends per share	$0.46		$0.50		$0.47		$0.77		$0.68
Total assets	$402,549	(5)	$275,766		$293,748		$293,748		$278,267
Long-term debt	$-		$-		$329		$329		$3,821
Current ratio	1.36 to 1		1.89 to 1		1.82 to 1		1.91 to 1		1.83 to 1
Book value per share	$15.89		$17.66		$18.08		$17.83		$16.85

(1)

Fiscal 2020 operating loss includes asset impairment charges, a goodwill impairment charge and litigation costs totaling $15,205. Fiscal 2019 operating income includes asset impairment charges, a goodwill impairment charge, litigation costs, early retirement program charges and lease exit costs totaling $8,041. Fiscal 2018 operating income includes restructuring and asset impairment charges and lease exit costs totaling $770. Fiscal 2017 operating income includes a gain of $1,220 resulting from the sale of our retail store in Las Vegas, Nevada. Fiscal 2016 operating income includes the benefit of a $1,428 award received from the settlement of class action litigation. See Note 14 to the Consolidated Financial Statements for additional information related to each of these items.

(2)

Fiscal 2017 includes $4,221 of gains resulting from the sale of investments, and an impairment charge of $1,084 retail real estate held for investment (see Note 2 to the Consolidated Financial Statements).

(3)

Fiscal 2020 income tax benefit includes a federal tax benefit of $3,038 arising from the carryback of net operating losses to years with a 35% statutory rate due to enactment of the CARES Act (see Note 13 to the Consolidated Financial Statements).

(4)

Fiscal 2018 income tax expense includes a charge of $1,331 resulting from the remeasurement of our deferred tax assets following the reduction of federal income tax rates with the enactment of the Tax Cuts and Jobs Act (see Note 13 to the Consolidated Financial Statements).

(5)

Fiscal 2020 total assets include right of use assets under operating leases in the amount of $116,903 recognized following the adoption of Accounting Standards Update 2016-02, Leases (Topic 842) as of the beginning of fiscal 2020. Prior years were not restated under the transition method which we elected (see “Leases” under Note 2 to the Consolidated Financial Statements).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except share and per share data)

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks.  The prior fiscal year ending November 30, 2019 was a 53-week year, with the additional week being included in the first fiscal quarter.  Accordingly, the information presented below includes 53 weeks of operations for the year ended November 30, 2019 as compared to 52 weeks included in the years ended November 28, 2020 and November 24, 2018.

Impact of COVID-19

For a discussion of how COVID-19 has impacted and may continue to impact our business and financial condition, please refer to the discussion under the heading "Impact of the COVID-19 Pandemic Upon Our Business" in Part I, Item 1 of this report.

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

With 97 BHF stores at November 28, 2020, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

The BHF stores feature custom order furniture, free in-home or virtual design visits (“home makeovers”) and coordinated decorating accessories.  Our philosophy is based on building strong long-term relationships with each customer.  Sales people are referred to as “Design Consultants” and are trained to evaluate customer needs and provide comprehensive solutions for their home decor.  Until a rigorous training and design certification program is completed, Design Consultants are not authorized to perform in-home or virtual design services for our customers.

We have factories in Newton, North Carolina that manufacture custom upholstered furniture. We also have factories in Martinsville and Bassett, Virginia that assemble and finish our custom dining offerings, including our solid hardwood furniture “Bench Made” line. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its manufacturing process. Our logistics team then promptly ships the product to one of our home delivery hubs or to a location specified by our licensees.  In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture (casegoods) and certain leather upholstery offerings from several foreign plants, primarily in Vietnam, Thailand and China. Over 75% of the products we currently sell are manufactured in the United States.

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

With the knowledge we have gained through operating Lane Venture, we have developed the Bassett Outdoor brand that is only marketed through the BHF store network. This allows Bassett branded product to move from inside the home to outside the home to capitalize on the growing trend of outdoor living.

At November 28, 2020, our BHF store network included 63 Company-owned stores and 34 licensee-owned stores. During fiscal 2020, we closed seven underperforming Company-owned stores in Burlington and Stoughton, Massachusetts, Newport News, Virginia, Coral Gables and Ft. Lauderdale, Florida, and Torrance and Culver City, California. One new licensee store was opened in Thornton, Colorado.

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. Customer acquisition resulting from our digital outreach strategies increased our traffic to the website by 82% and web orders by 92% for the fourth quarter of 2020 as compared to 2019. Digital advertising dominated our marketing expenditures for the majority of the year as we chose to spend less in traditional television and direct mail advertising. We plan to continue with increased levels of spending on digital advertising and outreach during 2021. We also expect to continue investing in our website to improve the navigation and the ordering capabilities to increase web sales. Much of our current product offerings highlight the breadth and depth of our custom furniture capabilities which are difficult to show and sell online. We plan to expand our merchandising strategies to include more product that can be more easily purchased online with or without a store visit. While we work to increase web sales, we will not compromise on our in-store experience or the quality of our in-home makeover capabilities.

Analysis of Operations

The following discussion provides an analysis of our results of operations and reasons for material changes therein for fiscal year 2020 as compared to fiscal year 2019. See “Analysis of Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2019 Annual Report on Form 10-K, filed with the SEC on January 23, 2020 for an analysis of the fiscal year 2019 results as compared to fiscal year 2018.

Net sales revenue, cost of furniture and accessories sold, selling, general and administrative (“SG&A”) expense, new store pre-opening costs, other charges, and income from operations were as follows for the years ended November 28, 2020 and November 30, 2019:

					Change from Prior Year
	2020		2019*		Dollars	Percent
Sales Revenue:
Furniture and accessories	$337,672	87.5%	$403,865	89.3%	$(66,193)	-16.4%
Logistics	48,191	12.5%	48,222	10.7%	(31)	-0.1%
Total net sales revenue	385,863	100.0%	452,087	100.0%	(66,224)	-14.6%

Cost of furniture and accessories sold	163,567	42.4%	179,244	39.6%	(15,677)	-8.7%
SG&A	223,314	57.9%	264,280	58.5%	(40,966)	-15.5%
New store pre-opening costs	-	0.0%	1,117	0.2%	(1,117)	-100.0%
Other charges	15,205	3.9%	8,041	1.8%	7,164	89.1%

Income (loss) from operations	$(16,223)	-4.2%	$(595)	-0.1%	$(15,628)	2626.6%

Our consolidated net sales by segment were as follows:

			Change from Prior Year
	2020	2019*	Dollars	Percent
Net Sales
Wholesale	$221,075	$261,105	$(40,030)	-15.3%
Retail	211,944	268,693	(56,749)	-21.1%
Logistical services	75,158	80,074	(4,916)	-6.1%
Inter-company eliminations:
Furniture and accessories	(95,347)	(125,933)	30,586	-24.3%
Logistical services	(26,967)	(31,852)	4,885	-15.3%
Consolidated	$385,863	$452,087	$(66,224)	-14.6%

*53 weeks for fiscal 2019 as compared with 52 weeks for fiscal 2020.

Refer to the segment information which follows for a discussion of the significant factors and trends affecting our results of operations for fiscal 2020 as compared with fiscal 2019.

Certain other items affecting comparability between periods are discussed below in “Other Items Affecting Net Income”.

Segment Information

As more fully discussed under the heading "Impact of the COVID-19 Pandemic Upon Our Business" in Part I, Item 1 of this report, the COVID-19 pandemic had a severely disruptive and adverse impact upon our business during the second fiscal quarter of 2020 followed by a return to full operations early in the third fiscal quarter. As a result, we do not believe that a comparative analysis of our segment operating results for the full year of fiscal 2020 as compared to fiscal 2019 is, by itself, meaningful with respect to understanding the significant factors and trends affecting our ongoing operations. Therefore, in addition to the full year-over-year comparative data shown below, we have provided additional information comparing our results of operations for each segment for the six months ended November 28, 2020 as compared with the six months ended November 30, 2019, and our analysis is focused primarily on that six month comparative period. For additional discussion and analysis of our operating results during the first half of fiscal 2020, refer to Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended May 30, 2020, filed with the SEC on July 9, 2020, as well as Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2020, filed with the SEC on April 2, 2020. Note that the six months ended November 28, 2020 and the six months ended November 30, 2019 both contained 26 weeks.

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

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results for the full fiscal years ended November 28, 2020 and November 30, 2019:

	Year Ended November 28, 2020
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$221,075	$211,944	$-	$(95,347)	(1)	$337,672
Logistics	-	-	75,158	(26,967)	(2)	48,191
Total sales revenue	221,075	211,944	75,158	(122,314)		385,863
Cost of furniture and accessories sold	152,982	107,233	-	(96,648)	(3)	163,567
SG&A expense	63,506	114,208	73,913	(28,313)	(4)	223,314
New store pre-opening costs	-	-	-	-		-
Income (loss) from operations (5)	$4,587	$(9,497)	$1,245	$2,647		$(1,018)

	Year Ended November 30, 2019
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$261,105	$268,693	$-	$(125,933)	(1)	$403,865
Logistics	-	-	80,074	(31,852)	(2)	48,222
Total sales revenue	261,105	268,693	80,074	(157,785)		452,087
Cost of furniture and accessories sold	173,350	131,528	-	(125,634)	(3)	179,244
SG&A expense	76,299	143,057	78,219	(33,295)	(4)	264,280
New store pre-opening costs	-	1,117	-	-		1,117
Income (loss) from operations (5)	$11,456	$(7,009)	$1,855	$1,144		$7,446

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale segment.
(3)

Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment, as well as the change for the period in the elimination of intercompany profit in ending retail inventory.

(4)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate and logistical services expense incurred from Zenith by our wholesale segment.

	Year Ended
	November 28,	November 30,
	2020	2019

Intercompany logistical services	$(26,967)	$(31,852)
Intercompany rents	(1,346)	(1,443)
Total SG&A expense elimination	$(28,313)	$(33,295)

(5)	Excludes the effects of goodwill and asset impairment charges, cost of early retirement program, litigation costs and lease exit costs which are not allocated to our segments.

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results for the six months ended November 28, 2020 and November 30, 2019:

	Six Months Ended November 28, 2020
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$122,930	$112,927	$-	$(50,127)	(1)	$185,730
Logistics	-	-	38,584	(14,372)	(2)	24,212
Total sales revenue	122,930	112,927	38,584	(64,499)		209,942
Cost of furniture and accessories sold	81,805	56,839	-	(49,799)	(3)	88,845
SG&A expense	31,870	55,166	36,332	(15,067)	(4)	108,301
New store pre-opening costs	-	-	-	-		-
Income from operations	$9,255	$922	$2,252	$367		$12,796

	Six Months Ended November 30, 2019
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$125,193	$136,496	$-	$(61,005)	(1)	$200,684
Logistics	-	-	38,230	(15,858)	(2)	22,372
Total sales revenue	125,193	136,496	38,230	(76,863)		223,056
Cost of furniture and accessories sold	83,009	65,799	-	(61,271)	(3)	87,537
SG&A expense	38,083	71,453	37,339	(16,571)	(4)	130,304
New store pre-opening costs	-	254	-	-		254
Income (loss) from operations (5)	$4,101	$(1,010)	$891	$979		$4,961

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale segment.
(3)

Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment, as well as the change for the period in the elimination of intercompany profit in ending retail inventory.

(4)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate and logistical services expense incurred from Zenith by our wholesale segment.

	Six Months Ended
	November 28,	November 30,
	2020	2019

Intercompany logistical services	$(14,372)	$(15,858)
Intercompany rents	(695)	(713)
Total SG&A expense elimination	$(15,067)	$(16,571)

(5)	Excludes the effects of goodwill and asset impairment charges, litigation costs and lease exit costs which are not allocated to our segments.

The following table reconciles income from operations as shown above for our consolidated segment results with income (loss) from operations as reported in accordance with GAAP for the full fiscal years and six months ended November 28, 2020 and November 30, 2019:

	Full Fiscal Year		Last Six Months
	2020	2019	2020	2019

Consolidated segment income (loss) from operations excluding special charges	$(1,018)	$7,446	$12,796	$4,961
Less:
Asset impairment charges	12,184	4,431	-	4,431
Goodwill impairment charge	1,971	1,926	-	1,926
Early retirement program	-	835	-	-
Litigation expense	1,050	700	-	700
Lease exit costs	-	149	-	149

Income (loss) from operations as reported	$(16,223)	$(595)	$12,796	$(2,245)

Asset Impairment Charges

During fiscal 2020 the loss from operations included $11,114 of non-cash asset impairment charges on five underperforming retail stores, including $6,239 for the impairment of operating lease right-of-use assets, and $1,070 of non-cash impairment charges in our wholesale segment, primarily due to the closure of our custom upholstery manufacturing facility in Grand Prairie, Texas.

During fiscal 2019 the loss from operations included $4,431 of non-cash impairment charges recognized on the assets of six underperforming retail stores.

Goodwill Impairment Charges

Due to the impact of the COVID-19 pandemic, we performed an interim impairment assessment of our goodwill as of May 30, 2020. As a result, we recognized a non-cash charge of $1,971 during fiscal 2020 for the impairment of goodwill associated with our wood reporting unit within our wholesale segment (see Note 6 to our Consolidated Financial Statements).

During fiscal 2019 our annual evaluation of the carrying value of our recorded goodwill resulted in the recognition of a $1,926 non-cash charge for the impairment of goodwill associated with our retail reporting unit (see Note 6 to our Consolidated Financial Statements).

Early Retirement Program

During the first quarter of fiscal 2019, we offered a voluntary early retirement package to certain eligible employees of the Company. These employees received pay equal to one-half their current salary plus benefits over a period of one year from the final day of each individual’s active employment. Accordingly, we recognized a charge of $835 during the year ended November 30, 2019.

Litigation Expense

During fiscal 2020 and 2019 we accrued $1,050 and $700, respectively for the estimated costs to resolve certain wage and hour violation claims that had been asserted against the Company.

Lease Exit Costs

During fiscal 2019 we recognized a $149 charge for lease exit costs incurred in connection with the repositioning of a Company-owned retail store in Palm Beach, Florida to a new location within the same market.

Wholesale Segment

Net sales, gross profit, SG&A expense and operating income for our Wholesale Segment were as follows for the full fiscal years and last six months ended November 28, 2020 and November 30, 2019:

	Full Fiscal Year						Last Six Months
					Change from Prior Year						Change from Prior Year
	2020		2019*		Dollars	Percent	2020		2019		Dollars	Percent

Net sales	$221,075	100.0%	$261,105	100.0%	$(40,030)	-15.3%	$122,930	100.0%	$125,193	100.0%	$(2,263)	-1.8%
Gross profit	68,093	30.8%	87,755	33.6%	(19,662)	-22.4%	41,125	33.5%	42,184	33.7%	(1,059)	-2.5%
SG&A	63,506	28.7%	76,299	29.2%	(12,793)	-16.8%	31,870	25.9%	38,083	30.4%	(6,213)	-16.3%
Income from operations	$4,587	2.1%	$11,456	4.4%	$(6,869)	-60.0%	$9,255	7.5%	$4,101	3.3%	$5,154	125.7%

Wholesale shipments by category for the full fiscal years and last six months ended November 28, 2020 and November 30, 2019 are summarized below:

	Full Fiscal Year						Last Six Months
					Change from Prior Year						Change from Prior Year
	2020		2019*		Dollars	Percent	2020		2019		Dollars	Percent

Bassett Custom Upholstery	$128,200	58.0%	$152,415	58.4%	$(24,215)	-15.9%	$68,933	56.1%	$74,024	59.1%	$(5,091)	-6.9%
Bassett Leather	21,436	9.7%	19,220	7.4%	2,216	11.5%	13,681	11.1%	8,986	7.2%	4,695	52.2%
Bassett Custom Wood	39,311	17.8%	46,082	17.6%	(6,771)	-14.7%	22,389	18.2%	23,881	19.1%	(1,492)	-6.2%
Bassett Casegoods	32,128	14.5%	40,920	15.7%	(8,792)	-21.5%	17,927	14.6%	18,301	14.6%	(374)	-2.0%
Accessories (1)	-	0.0%	2,468	0.9%	(2,468)	-100.0%	-	0.0%	1	0.0%	(1)	-100.0%
Total	$221,075	100.0%	$261,105	100.0%	$(40,030)	-15.3%	$122,930	100.0%	$125,193	100.0%	$(2,263)	-1.8%

(1)

Beginning with the third quarter of fiscal 2019, our wholesale segment no longer purchases accessory items for resale to our retail segment or to third party customers such as licensees or independent furniture retailers. Our retail segment and third party customers now source their accessory items directly from the accessory vendors.

*53 weeks for fiscal 2019 as compared with 52 weeks for fiscal 2020.

Fiscal 2020 as Compared to Fiscal 2019

Net sales for the year ended November 28, 2020 declined $40,030 or 15.3% as compared to the year ended November 30, 2019 due primarily to COVID-related operational disruptions which occurred during the second quarter of fiscal 2020, during which we recorded a 48% decrease in net sales as compared to the second quarter of fiscal 2019 and an operating loss of $7,381 for the period. Gross margins during the second quarter of fiscal 2020 were impacted by reduced leverage of fixed costs due to the temporary shutdown of operations coupled with increased inventory valuation reserves. Although SG&A expenses were reduced during the second quarter, the results were also impacted by reduced leverage from significantly lower sales.

Six Months Ended November 28, 2020 as Compared to the Six Months Ended November 30, 2019

Net sales for the six months ended November 28, 2020 as compared to the six months ended November 30, 2019 decreased $2,263 or 1.8%. Wholesale orders for the six-month period of 2020 increased 26% as compared to the comparable period in 2019 resulting in a wholesale backlog of $54,874 at November 28, 2020 as compared to $19,953 at November 30, 2019. Wholesale orders from independent dealers increased 62% for the last six months of 2020 as compared to the prior year period driven by increases from existing dealers along with an expansion of the dealer base. In addition, orders from the BHF store network increased 7.3% while Lane Venture orders increased by 38%. Gross margins for the six months of 2020 as compared to the comparable period in 2019 decreased by 20 basis points as decreases in the imported wood line due to the continued process of lowering inventory levels and reducing overall import wood offerings were almost offset by improved gross margins in both the wood and upholstery manufacturing operations. SG&A costs for the six months of 2020 as compared to 2019 decreased 450 basis points due to lower marketing and promotional spending and bad debt expense, partially offset by increased incentive compensation.

Retail Segment – Company Owned Stores

Net sales, gross profit, SG&A expense, new store pre-opening costs and operating income for our retail segment were as follows for the full fiscal years and last six months ended November 30, 2019 and November 24, 2018:

	Full Fiscal Year						Last Six Months
					Change from Prior Year						Change from Prior Year
	2020		2019*		Dollars	Percent	2020		2019		Dollars	Perccent

Net sales	$211,944	100.0%	$268,693	100.0%	$(56,749)	-21.1%	$112,927	100.0%	$136,496	100.0%	$(23,569)	-17.3%
Gross profit	104,711	49.4%	137,165	51.0%	(32,454)	-23.7%	56,088	49.7%	70,697	51.8%	(14,609)	-20.7%
SG&A	114,208	53.9%	143,057	53.2%	(28,849)	-20.2%	55,166	48.9%	71,453	52.3%	(16,287)	-22.8%
New store pre-opening costs	-	0.0%	1,117	0.4%	(1,117)	-100.0%	-	0.0%	254	0.2%	(254)	-100.0%
Income (loss) from operations	$(9,497)	-4.5%	$(7,009)	-2.6%	$(2,488)	35.5%	$922	0.8%	$(1,010)	-0.7%	$1,932	N/M

*53 weeks for fiscal 2019 as compared with 52 weeks for fiscal 2020.

Fiscal 2020 as Compared to Fiscal 2019

Net sales for the year ended November 28, 2020 declined $56,749 or 21.1% as compared to the year ended November 30, 2019 due primarily to COVID-related operational disruptions during the second quarter of 2020, during which where we recorded a 47% decrease in net sales as compared to the second quarter of 2019 and an operating loss of $9,170 for the period. Gross margins during the second quarter were impacted by increased inventory valuation reserves as we began a process to simplify our product offerings to make them more web friendly which resulted in increased clearance sales over the last six months of 2020. Although SG&A expenses were reduced during the second quarter, results were also impacted by reduced leverage from significantly lower sales.

Six Months Ended November 28, 2020 as Compared to the Six Months Ended November 30, 2019

Net sales for the six months ended November 28, 2020 as compared to the six months ended November 30, 2019 decreased $23,569 or 17%. Written sales, the value of sales orders taken, but not delivered, increased 3.6% for the six-month period in 2020 as compared to the comparable period in 2019 resulting in a retail backlog of $57,041 at November 28, 2020 as compared to $31,146 at November 30, 2019 in spite of there being seven fewer stores by the end of fiscal 2020. As previously discussed, Bassett and most of the home furnishings industry has been faced with continuing logistical challenges from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. Gross margins for the six months of 2020 as compared to the comparable period in 2019 decreased by 210 basis points due to the increased clearance sales as discussed above. SG&A costs for the last six months of fiscal 2020 as compared to 2019 decreased 340 basis points due to lower marketing and promotional spending, decreased compensation costs due to permanent workforce reductions and lower travel costs partially offset by decreased leverage of fixed costs from lower sales volumes. SG&A expenses were also reduced by a non-cash gain of $1,160 resulting from the termination of a lease for a store closed during the six months ended November 28, 2020.

Logistical Services Segment

Revenues, operating expenses and income from operations for our logistical services segment were as follows for the full fiscal years and last six months ended November 28, 2020 and November 30, 2019:

	Full Fiscal Year						Last Six Months
					Change from Prior Year						Change from Prior Year
	2020		2019*		Dollars	Percent	2020		2019		Dollars	Percent
Logistics revenue	$75,158	100.0%	$80,074	100.0%	$(4,916)	-6.1%	$38,584	100.0%	$38,230	100.0%	$354	0.9%
Operating expenses	73,913	98.3%	78,219	97.7%	(4,306)	-5.5%	36,332	94.2%	37,339	97.7%	(1,007)	-2.7%

Income from operations	$1,245	1.7%	$1,855	2.3%	$(610)	-32.9%	$2,252	5.8%	$891	2.3%	$1,361	152.7%

*53 weeks for fiscal 2019 as compared with 52 weeks for fiscal 2020.

Fiscal 2020 as Compared to Fiscal 2019

Net revenues for the year ended November 28, 2020 declined $4,916 or 6.1% as compared to the year ended November 30, 2019 due primarily to COVID-related operational disruptions during the second quarter of fiscal 2020, during which we experienced a 24% decrease in net revenues as compared to the second quarter of 2019 and incurred an operating loss of $1,842 for the period.

Six Months Ended November 28, 2020 as Compared to the Six Months Ended November 30, 2019

Net revenues for the six months ended November 28, 2020 as compared to the six months ended November 30, 2019 increased $354 or 0.9%. Operating income increased $1,361 for the last six months of fiscal 2020 as compared to the comparable period in 2019 primarily due to improved fleet costs driven by lower fuel prices and increased demand for over the road trucking partially offset by higher warehousing labor costs as Zenith has been challenged to find and maintain freight-handling personnel in its warehousing operation due to the previously discussed COVID-related labor shortages.

Other Items Affecting Net Income (Loss)

Other items affecting net loss for fiscal 2020 and 2019 are as follows:

	2020	2019

Interest income (1)	$236	$568
Interest expense (2)	(49)	(6)
Net periodic pension costs (3)	(499)	(883)
Net gains (cost) of company-owned life insurance (4)	647	(39)
Other investment income (5)	5	57
Other	(903)	(842)

Total other loss, net	$(563)	$(1,145)

(1)

Consists of interest income arising from our short-term investments. The decline in interest income for fiscal 2020 as compared with fiscal 2019 was due primarily to lower interest rates as well as lower average invested balances. See Note 4 to the Consolidated Financial Statements for additional information regarding our investments in certificates of deposit.

(2)

The increase in interest expense in fiscal 2020 over fiscal 2019 is due to the addition of several finance leases for tractor and trailer equipment. See Note 15 to the Consolidated Financial Statements for additional information regarding our leases.

(3)

Represents the portion of net periodic pension costs not included in income from operations. See Note 10 to the Consolidated Financial Statements for additional information related to our defined benefit pension plans.

(4)	Includes gains arising from death benefits from Company-owned life insurance of $914 and $629 in fiscal 2020 and 2019, respectively.
(5)

Primarily reflects gains arising from the liquidation of our previously impaired investment in the Fortress Value Recovery Fund I, LLC, which was fully impaired during fiscal 2012. The liquidation is complete as of November 28, 2020.

Provision for Income taxes

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. A major provision of the CARES Act allows net operating losses from the 2018, 2019 and 2020 tax years to be carried back up to five years. As a result, for the year ended November 28, 2020, we were able to recognize tax benefits substantially in excess of the current federal statutory rate of 21% due to the effects of carrying back our current net operating loss to tax years in which the federal statutory rate was 35%.

We recorded an income tax provision (benefit) of $(6,365), $188 and $3,988 in fiscal 2020, 2019 and 2018, respectively. Our effective tax rate of 37.9% differs from the federal statutory rate of 21.0% primarily due to the benefit of the CARES Act and to the effects of state income taxes and various permanent differences, including those related to the non-deductible goodwill impairment charge. Our effective tax rate of (10.8%) for 2019 differs from the federal statutory rate of 21.0% primarily due to the non-deductible goodwill impairment charge. Other items affecting the rate include the effects of state income taxes and certain other non-deductible expense. See Note 13 to the Consolidated Financial Statements for additional information regarding our income tax provision (benefit), as well as our net deferred tax assets and other matters.

We have net deferred tax assets of $4,468 as of November 28, 2020, which, upon utilization, are expected to reduce our cash outlays for income taxes in future years. It will require approximately $17,000 of future taxable income to utilize our net deferred tax assets.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for fiscal 2020 was $36,675 compared to $9,809 for fiscal 2019, representing an increase in cash provided by operations of $26,866. This increase in operating cash flow is primarily due to a substantial increase in customer deposits taken against unfilled orders, decreased investment in inventory as there were no store openings in fiscal 2020, other changes in working capital due in part to the timing impact of the additional week in the prior year period, improved operations in our retail segment, and cash conservation measures implemented in the second and third quarters of fiscal 2020 in response to the impact of COVID-19.

Our overall cash position increased by $26,112 during fiscal 2020, compared to an overall decrease of $13,781 during fiscal 2019, an improvement of $39,893 over the prior year. In addition to the improvement in cash flows from operations, cash used in investing activities was $3,747 for fiscal 2020 as compared to $11,173 used in the prior year, a net decrease of $7,426. This decrease was primarily due to lower capital expenditures in the current year and proceeds from the sale of our closed Gulfport store location in fiscal 2020, partially offset by lower proceeds from the maturity of investments in CDs as compared to the prior year. Net cash used in financing activities was $6,816 for fiscal 2020 compared to $12,417 used in fiscal 2019, a decrease of $5,601. This decrease is primarily due to lower repurchases of our stock primarily in response to COVID-19. Share repurchases totaled $2,208 during fiscal 2020 as compared to $7,345 repurchased during fiscal 2019. As of November 28, 2020, $8,431 remains authorized under our existing share repurchase plan. With cash and cash equivalents and short-term investments totaling $63,514 on hand at November 28, 2020, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Our bank credit facility, which was amended effective June 15, 2020, provided for a line of credit of up to $50,000 through December 31, 2020, after which date the maximum availability was reduced to $25,000. At November 28, 2020, we had $2,881 outstanding under standby letters of credit against our line, leaving availability under our credit line of $47,119. In addition, at November 28, 2020 we had outstanding standby letters of credit with another bank totaling $325. The line bears interest at the rate of LIBOR plus 1.9%, with a fee of 0.25% charged for the unused portion of the line, and is secured by a general lien on our accounts receivable and inventory. Under the terms of the June 15, 2020 amendment, all covenants based on financial ratios were waived for fiscal 2020. We currently expect to be in compliance with these covenants, which include a minimum fixed charge coverage ratio and a maximum debt to tangible net worth ratio, through the end of fiscal 2021. The credit facility matures on January 31, 2022.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services and retail segments. The total future minimum lease payments for leases with terms in excess of one year at November 28, 2020 is $165,117, the present value of which is $141,856 and is included in our accompanying consolidated balance sheet at November 28, 2020. We negotiated with a number of our landlords to obtain relief in the form of rent deferrals or abatements of rent as a result of the effects of COVID-19 on our business. At November 28, 2020, the remaining deferred rent was $1,027 which primarily represents rent deferred to fiscal 2021. We were contingently liable under licensee lease obligation guarantees in the amount of $1,811 at November 28, 2020. Remaining terms under these lease guarantees range from approximately one to five years. See Note 15 to our condensed consolidated financial statements for additional details regarding our leases and lease guarantees.

Dividends and Share Repurchases

During fiscal 2020, we declared and paid four quarterly dividends totaling $4,545, or $0.455 per share. During fiscal 2020, we repurchased 202,711 shares of our stock for $2,208 under our share repurchase program. The weighted-average effect of these share repurchases on both our basic and diluted loss per share was approximately $0.01 per share. The approximate dollar value that may yet be purchased pursuant to our stock repurchase program as of November 28, 2020 was $8,431.

Capital Expenditures

We currently anticipate that total capital expenditures for fiscal 2021 will be approximately $16 to $18 million which will be used primarily for additional tractors for our logistical services segment, additional investments in technology and various remodels or updates to our existing store fleet. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the store program, our rate of growth, our operating results and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events. We believe that our existing cash, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

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

We believe that the carrying amounts of our current assets and current liabilities approximate fair value due to the short-term nature of these items. Our primary non-recurring fair value estimates, typically involving the valuation of business acquisitions (see Note 3 to the Consolidated Financial Statements), goodwill impairments (see Note 8 to the Consolidated Financial Statements) and asset impairments (see Note 14 to the Consolidated Financial Statements) have utilized Level 3 inputs.

Contractual Obligations and Commitments

We enter into contractual obligations and commercial commitments in the ordinary course of business (See Note 15 to the Consolidated Financial Statements for a further discussion of these obligations). The following table summarizes our contractual payment obligations and other commercial commitments and the fiscal year in which they are expected to be paid.

	2021	2022	2023	2024	2025	Thereafter	Total
Post employment benefit obligations (1)	$909	$1,119	$1,051	$1,010	$1,030	$7,878	$12,997
Website service agreement	322	292	292	292	-	-	1,198
Letters of credit	3,206	-	-	-	-	-	3,206
Lease obligations (2)	33,894	31,458	26,215	19,249	15,620	38,270	164,706
Lease guarantees (3)	347	347	353	382	382	-	1,811
Other obligations & commitments	250	200	100	100	100	-	750
Purchase obligations (4)	-	-	-	-	-	-	-
Total	$38,928	$33,416	$28,011	$21,033	$17,132	$46,148	$184,668

(1)

Does not reflect a reduction for the impact of any company owned life insurance proceeds to be received. Currently, we have life insurance policies with net death benefits of $17,068 to provide funding for these obligations. See Note 10 to the Consolidated Financial Statements for more information.

(2)	Does not reflect a reduction for the impact of sublease income to be received. See Note 15 to the Consolidated Financial Statements for more information.
(3)	Lease guarantees relate to payments we would only be required to make in the event of default on the part of the guaranteed parties.
(4)

The Company is not a party to any long-term supply contracts with respect to the purchase of raw materials or finished goods. At the end of fiscal year 2020, we had approximately $27,718 in open purchase orders, primarily for imported inventories, which are in the ordinary course of business.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of BHF stores and Zenith distribution facilities. We have guaranteed certain lease obligations of licensee operators as part of our retail strategy. See Contractual Obligations and Commitments table above and Note 15 to the Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K, for further discussion of lease guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

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

At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. We typically collect a significant portion of the purchase price as a customer deposit upon order, with the balance typically collected upon delivery. These deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $39,762 and $25,341 as of November 28, 2020 and November 30, 2019, respectively. Substantially all of the customer deposits held at November 30, 2019 related to performance obligations satisfied during fiscal 2020 and have therefore been recognized in revenue for the year ended November 28, 2020. Estimates for returns and allowances have been recorded as a reduction of revenue based on our historical return patterns. We also sell furniture protection plans to our retail customers on behalf of a third party which is responsible for the performance obligations under the plans. Revenue from the sale of these plans is recognized upon delivery of the goods net of amounts payable to the third party service provider.

For our logistical services segment, line-haul freight revenue is recognized as services are performed and are billed to the customer upon the completion of delivery to the destination. Because the customer receives the benefits of these services as the freight is in transit from point of origin to destination, we recognize revenue using a percentage of completion method based on our estimate of the amount of time freight has been in transit as of the reporting date compared with our estimate of the total required time for the deliveries. We recognize an asset for the amount of line-haul revenue earned but not yet billed which is included in other current assets. The balance of this asset was $783 and $441 at November 28, 2020 and November 30, 2019, respectively. Warehousing services revenue is based upon warehouse space occupied by a customer’s goods and inventory movements in and out of a warehouse and is recognized as such services are provided and billed to the customer concurrently in the same period. All invoices for logistical services are due 30 days from invoice date.

Allowance for Doubtful Accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our accounts receivable reserves were $1,211 and $815 at November 28, 2020 and November 30, 2019, respectively, representing 5.1% and 3.7% of our gross accounts receivable balances at those dates, respectively. The allowance for doubtful accounts is based on a review of specifically identified customer accounts in addition to an overall aging analysis. We evaluate the collectibility of our receivables from our licensees and other customers on a quarterly basis based on factors such as their financial condition, our collateral position, potential future plans with licensees and other similar factors. Our allowance for doubtful accounts represents our best estimate of potential losses on our accounts and notes receivable and is adjusted accordingly based on historical experience, current developments and present economic conditions and trends. Although actual losses have not differed materially from our previous estimates, future losses could differ from our current estimates. Unforeseen events such as a licensee or customer bankruptcy filing could have a material impact on our results of operations.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined for domestic furniture inventories, excluding outdoor furniture products, using the last-in, first-out method. The cost of imported inventories and domestic outdoor furniture products is determined on a first-in, first-out basis. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. Our reserves for excess and obsolete inventory were $4,522 and $2,362 at November 28, 2020 and November 30, 2019, respectively, representing 7.6% and 3.4%, respectively, of our inventories on a last-in, first-out basis. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in ASC Topic 350 (as amended by Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which we adopted for our annual evaluation of goodwill performed as of September 1, 2019). The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the quantitative evaluation process. Based on our qualitative assessment as described above for the annual test during fiscal 2019, we concluded that, given declines in our income from operations, primarily resulting from operating losses incurred in our retail reporting unit, as well as in our stock price since the previous analysis in fiscal 2018, it was necessary to perform the quantitative evaluation in the current year. As a result of this test, we recorded an impairment charge of $1,926 during the year ended November 30, 2019. In addition, we performed an interim test of goodwill as of May 30, 2020 due to the severe impact of the COVID-19 pandemic and resulting business interruption during the second fiscal quarter of 2020. This interim test resulted in an impairment charge of $1,971 for the year ended November 28, 2020. For the annual test of goodwill performed as of the beginning of the fourth fiscal quarter of 2020, we performed the qualitative assessment as described above and concluded that there was no additional impairment of our goodwill as of November 28, 2020.

The quantitative evaluation compares the carrying value of each reporting unit that has goodwill with the estimated fair value of the respective reporting unit. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, a goodwill impairment charge will be recognized in the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the total goodwill assigned to the reporting unit. The determination of the fair value of our reporting units is based on a combination of a market approach, that considers benchmark company market multiples, an income approach, that utilizes discounted cash flows for each reporting unit and other Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosure, and, in the case of our retail reporting unit, a cost approach that utilizes estimates of net asset value. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units. While we believe such assumptions and estimates are reasonable, the actual results may differ materially from the projected amounts.

Other Intangible Assets – Intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or between annual tests when an impairment indicator exists. The recoverability of indefinite-lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss equal to the excess would be recorded. At November 28, 2020, our indefinite-lived intangible assets other than goodwill consist of trade names acquired in the acquisitions of Zenith and Lane Venture and have a carrying value of $9,338.

Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We estimate the useful lives of our intangible assets and ratably amortize the value over the estimated useful lives of those assets. If the estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives or, if an asset is deemed to be impaired, a write-down of the value of the asset may be required at such time. At November 28, 2020 our definite-lived intangible assets consist of customer relationships and customized technology applications acquired in the acquisition of Zenith and customer relationships acquired in the acquisition of Lane Venture with a total carrying value of $2,343.

Impairment of Long-Lived Assets - We periodically evaluate whether events or circumstances have occurred that indicate long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows resulting from the use of the asset. In the event the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. When analyzing our real estate properties for potential impairment, we consider such qualitative factors as our experience in leasing and selling real estate properties as well as specific site and local market characteristics. Upon the closure of a Bassett Home Furnishings store, we generally write off all tenant improvements which are only suitable for use in such a store. Right of use assets under operating leases are written down to their estimated fair value. Our estimates of the fair value of the impaired right of use assets include estimates of discounted cash flows based upon current market rents and other inputs which we consider to be Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurement and Disclosure.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $17,338 and $17,845 at November 28, 2020 and November 30, 2019, respectively, for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,811 and $1,776 which we have guaranteed on behalf of licensees as of November 28, 2020 and November 30, 2019, respectively, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations and warehouse and distribution facilities. At November 28, 2020, the unamortized balance of such right-of-use assets totaled $107,392. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

			Net Book
	Number of	Aggregate	Value
	Locations	Square Footage	(in thousands)

Real estate occupied by Company-owned and operated stores, included in property and equipment, net	8	201,096	$17,338

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bassett Furniture Industries, Incorporated and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated and Subsidiaries (the Company) as of November 28, 2020 and November 30, 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended November 28, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 28, 2020 and November 30, 2019, and the results of its operations and its cash flows for each of the three years in the period ended November 28, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 28, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 21, 2021 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal year 2020 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective December 1, 2019, using the modified retrospective approach.

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

Richmond, Virginia

January 21, 2021

Consolidated Balance Sheets

Bassett Furniture Industries, Incorporated and Subsidiaries

November 28, 2020 and November 30, 2019

(In thousands, except share and per share data)

	2020	2019
Assets
Current assets
Cash and cash equivalents	$45,799	$19,687
Short-term investments	17,715	17,436
Accounts receivable, net of allowance for doubtful accounts of $1,211 and $815 as of November 28, 2020 and November 30, 2019, respectively	22,340	21,378
Inventories	54,886	66,302
Recoverable income taxes	9,666	329
Other current assets	10,272	11,654
Total current assets	160,678	136,786

Property and equipment, net	90,917	101,724

Other long-term assets
Deferred income taxes, net	4,587	5,744
Goodwill and other intangible assets	23,827	26,176
Right of use assets under operating leases	116,903	-
Other	5,637	5,336
Total other long-term assets	150,954	37,256
Total assets	$402,549	$275,766

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$23,426	$23,677
Accrued compensation and benefits	16,964	11,308
Customer deposits	39,762	25,341
Current portion of operating lease obligations	27,078	-
Other accrued liabilities	11,141	11,945
Total current liabilities	118,371	72,271

Long-term liabilities
Post employment benefit obligations	12,089	11,830
Long-term portion of operating lease obligations	111,972	-
Other long-term liabilities	2,087	12,995
Total long-term liabilities	126,148	24,825

Commitments and Contingencies

Stockholders’ equity
Common stock, $5 par value; 50,000,000 shares authorized; issued and outstanding 9,942,787 at November 28, 2020 and 10,116,290 at November 30, 2019	49,714	50,581
Retained earnings	109,710	129,130
Additional paid-in-capital	-	195
Accumulated other comprehensive loss	(1,394)	(1,236)
Total stockholders' equity	158,030	178,670
Total liabilities and stockholders’ equity	$402,549	$275,766

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Operations

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 28, 2020, November 30, 2019, and November 24, 2018

(In thousands, except per share data)

	2020	2019	2018

Sales revenue:
Furniture and accessories	$337,672	$403,865	$402,469
Logistics	48,191	48,222	54,386
Total sales revenue	385,863	452,087	456,855

Cost of furniture and accessories sold	163,567	179,244	179,581

Selling, general and administrative expenses excluding new store pre-opening costs	223,314	264,280	260,339
New store pre-opening costs	-	1,117	2,081
Asset impairment charges	12,184	4,431	469
Goodwill impairment charge	1,971	1,926	-
Litigation expense	1,050	700	-
Lease exit costs	-	149	301
Early retirement program	-	835	-

Income (loss) from operations	(16,223)	(595)	14,084

Interest income	236	568	431
Interest expense	(49)	(6)	(57)
Other loss, net	(750)	(1,707)	(2,252)

Income (loss) before income taxes	(16,786)	(1,740)	12,206

Income tax expense (benefit)	(6,365)	188	3,988

Net income (loss)	$(10,421)	$(1,928)	$8,218

Net income per share

Basic income (loss) per share	$(1.05)	$(0.19)	$0.77
Diluted income (loss) per share	$(1.05)	$(0.19)	$0.77

Dividends per share
Regular dividends	$0.455	$0.50	$0.47
Special dividend	$-	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 28, 2020, November 30, 2019, and November 24, 2018

(In thousands)

	2020	2019	2018

Net income (loss)	$(10,421)	$(1,928)	$8,218
Other comprehensive income (loss):
Recognize prior service cost associated Actuarial adjustment to Long Term Cash Awards (LTCA)	(86)	(141)
Amortization associated with LTCA	125	124	126
Income taxes related to LTCA	(10)	4	(32)
Actuarial adjustment to supplemental executive retirement defined benefit plan (SERP)	(259)	1,313	616
Amortization associated with SERP	8	184	304
Income taxes related to SERP	64	(382)	(237)

Other comprehensive income (loss), net of tax	(158)	1,102	777

Total comprehensive income (loss)	$(10,579)	$(826)	$8,995

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 28, 2020, November 30, 2019, and November 24, 2018

(In thousands)

	2020	2019	2018
Operating activities:
Net income (loss)	$(10,421)	$(1,928)	$8,218
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,480	13,500	13,203
Non-cash goodwill impairment charge	1,971	1,926	-
Non-cash asset impairment charges	12,184	4,431	469
Non-cash portion of lease exit costs	-	149	301
Bad debt valuation charges	492	61	339
Net (gain) loss on disposals of property and equipment	(81)	515	(234)
Gains on lease modifications	(1,313)	-	-
Inventory valuation charges	4,922	2,254	2,309
Deferred income taxes	2,513	(2,890)	4,663
Other, net	(51)	1,497	2,607
Changes in operating assets and liabilities
Accounts receivable	(1,454)	(2,616)	1,393
Inventories	6,494	(5,196)	(8,307)
Other current and long-term assets	(9,325)	1,017	(961)
Right of use assets under operating leases	32,107	-	-
Customer deposits	14,421	(1,816)	50
Accounts payable and accrued liabilities	5,965	(1,095)	5,857
Obligations under operating leases	(35,229)	-	-
Net cash provided by operating activities	36,675	9,809	29,907

Investing activities:
Purchases of property and equipment	(6,029)	(17,375)	(18,301)
Proceeds from sales of property and equipment	2,345	1,643	2,689
Cash paid for business acquisitions, net of cash acquired	-	-	(15,556)
Puchases of investments	(295)	-	-
Proceeds from maturities of investments	16	5,207	482
Other	216	(648)	(1,287)
Net cash used in investing activities	(3,747)	(11,173)	(31,973)

Financing activities:
Cash dividends	(4,544)	(5,133)	(8,800)
Proceeds from exercise of stock options	-	25	27
Issuance of common stock	285	328	355
Repurchases of common stock	(2,208)	(7,345)	(5,946)
Taxes paid related to net share settlement of equity awards	(228)	-	(674)
Repayment of finance lease obligations	(121)	-	-
Payments on notes and equipment loans	-	(292)	(3,377)
Net cash used in financing activities	(6,816)	(12,417)	(18,415)
Change in cash and cash equivalents	26,112	(13,781)	(20,481)
Cash and cash equivalents - beginning of year	19,687	33,468	53,949
	.	.	.
Cash and cash equivalents - end of year	$45,799	$19,687	$33,468

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 28, 2020, November 30, 2019, and November 24, 2018

(In thousands, except share and per share data)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income (loss)	Total

Balance, November 25, 2017	10,737,950	$53,690	$962	$139,378	$(2,570)	$191,460

Comprehensive income
Net income	-	-	-	8,218	-	8,218
Amortization of defined benefit plan costs, net of tax	-	-	-	-	319	319
Actuarial adjustments to defined benefit plans, net of tax	-	-	-	-	458	458
Reclassification of certain tax effects	-	-	-	545	(545)	-
Regular dividends ($0.47 per share)	-	-	-	(5,041)	-	(5,041)
Issuance of common stock	63,403	317	65	-	-	382
Purchase and retirement of common stock	(273,717)	(1,369)	(2,160)	(3,091)	-	(6,620)
Stock-based compensation	-	-	1,133	-	-	1,133

Balance, November 24, 2018	10,527,636	52,638	-	140,009	(2,338)	190,309

Comprehensive income (loss)
Net loss	-	-	-	(1,928)	-	(1,928)
Amortization of defined benefit plan costs, net of tax	-	-	-	-	230	230
Actuarial adjustments to defined benefit plans, net of tax	-	-	-	-	872	872
Cumulative effect of a change in accounting principle	-	-	-	(21)	-	(21)
Regular dividends ($0.50 per share)	-	-	-	(5,133)	-	(5,133)
Issuance of common stock	102,303	511	217	-	-	728
Purchase and retirement of common stock	(513,649)	(2,568)	(980)	(3,797)	-	(7,345)
Stock-based compensation	-	-	958	-	-	958

Balance, November 30, 2019	10,116,290	50,581	195	129,130	(1,236)	178,670

Comprehensive income (loss)
Net loss	-	-	-	(10,421)	-	(10,421)
Amortization of defined benefit plan costs, net of tax	-	-	-	-	98	98
Actuarial adjustments to defined benefit plans, net of tax	-	-	-	-	(256)	(256)
Cumulative effect of a change in accounting principle	-	-	-	(3,785)	-	(3,785)
Regular dividends ($0.455 per share)	-	-	-	(4,545)	-	(4,545)
Issuance of common stock	43,218	216	69	-	-	285
Purchase and retirement of common stock	(216,721)	(1,083)	(684)	(669)	-	(2,436)
Stock-based compensation	-	-	420	-	-	420

Balance, November 28, 2020	9,942,787	$49,714	$-	$109,710	$(1,394)	$158,030

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1.	Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, the “Company”) based in Bassett, Virginia, is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s full range of furniture products and accessories, designed to provide quality, style and value, are sold through an exclusive nation-wide network of 97 retail stores known as Bassett Home Furnishings (referred to as “BHF”). Of the 97 stores, the Company owns and operates 63 stores (“Company-owned retail stores”) with the other 34 being independently owned (“licensee operated”). We also distribute our products through other multi-line furniture stores, many of which feature Bassett galleries or design centers.

We sourced approximately 24% of our wholesale products from various foreign countries, with the remaining volume produced at our five domestic manufacturing facilities.

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

Impact of the COVID-19 Pandemic Upon our Financial Condition and Results of Operations

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures had a significant adverse impact upon many sectors of the economy, including non-essential retail commerce.

In response to these measures and for the protection of our employees and customers, we temporarily closed our dedicated stores, our manufacturing locations and many of our warehouses for several weeks primarily during the second fiscal quarter of 2020. This extended period of suspended operations has had a material adverse impact upon our results of operations for the year ended November 28, 2020. In addition to operating losses resulting from severely reduced sales volumes, our loss for fiscal 2020 also included charges for goodwill impairment (Note 8) as well as for the impairment of certain other long-lived assets (Note 14) taken during the second quarter of 2020. However, since restarting our manufacturing operations and reopening stores, we have seen a significant improvement in business conditions which has allowed us to return to overall profitability for the third and fourth fiscal quarters of 2020 and to generate positive cash flow for the year. All retail stores that were temporarily closed during the second quarter had reopened by mid- June, and written orders taken at both the retail and wholesale segments exceeded levels from the third and fourth fiscal quarters of 2019. The improvement in operating cash flow allowed us to restore the temporary salary and wage reductions which had been enacted during the second quarter, resume the payment of quarterly dividends, including the payment of the dividend declared and subsequently suspended during the second quarter, and to resume share repurchases under our share repurchase program. Tempering these improvements are the continuing logistical challenges faced by the entire home furnishings industry resulting from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs.

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

Basis of Presentation and Principles of Consolidation

Our fiscal year ends on the last Saturday in November, which periodically results in a 53-week year.   Fiscal 2019 contained 53 weeks while fiscal 2020 and 2018 each contained 52 weeks. The Consolidated Financial Statements include the accounts of Bassett Furniture Industries, Incorporated and our majority-owned subsidiaries in which we have a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation. Accordingly, the results of Lane Venture have been consolidated with our results since the date of the acquisition. Sales of logistical services from Zenith to our wholesale and retail segments have been eliminated, and Zenith’s operating costs and expenses since the date of acquisition are included in selling, general and administrative expenses in our consolidated statements of net income. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2020, 2019 and 2018 are to Bassett's fiscal year ended November 28, 2020, November 30, 2019 and November 24, 2018, respectively. References to the “ASC” included hereinafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board as the source of authoritative GAAP.

We analyzed our licensees under the requirements for variable interest entities (“VIEs”). All of these licensees operate as BHF stores and are furniture retailers. We sell furniture to these licensees, and in some cases have extended credit beyond normal terms, made lease guarantees, guaranteed loans, or loaned directly to the licensees. We have recorded reserves for potential exposures related to these licensees. See Note 15 for disclosure of leases and lease guarantees. Based on financial projections and best available information, all licensees have sufficient equity to carry out their principal operating activities without subordinated financial support. Furthermore, we believe that the power to direct the activities that most significantly impact the licensees’ operating performance continues to lie with the ownership of the licensee dealers. Our rights to assume control over or otherwise influence the licensees’ significant activities only exist pursuant to our license and security agreements and are in the nature of protective rights as contemplated under ASC Topic 810. We completed our assessment for other potential VIEs, and concluded that there were none. We will continue to reassess the status of potential VIEs including when facts and circumstances surrounding each potential VIE change.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include allowances for doubtful accounts, calculation of inventory reserves, the valuation of our reporting units for the purpose of testing the carrying value of goodwill, valuation of income tax reserves, lease guarantees, insurance reserves, assumptions related to our post-employment benefit obligations and the valuation of our right of use assets. Actual results could differ from those estimates.

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

At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. We typically collect a significant portion of the purchase price as a customer deposit upon order, with the balance typically collected upon delivery. These deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $39,762 and $25,341 as of November 28, 2020 and November 30, 2019, respectively. Substantially all of the customer deposits held at November 30, 2019 related to performance obligations satisfied during fiscal 2020 and have therefore been recognized in revenue for the year ended November 28, 2020. Estimates for returns and allowances have been recorded as a reduction of revenue based on our historical return patterns. We also sell furniture protection plans to our retail customers on behalf of a third party which is responsible for the performance obligations under the plans. Revenue from the sale of these plans is recognized upon delivery of the goods net of amounts payable to the third party service provider.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

For our logistical services segment, line-haul freight revenue is recognized as services are performed and are billed to the customer upon the completion of delivery to the destination. Because the customer receives the benefits of these services as the freight is in transit from point of origin to destination, we recognize revenue using a percentage of completion method based on our estimate of the amount of time freight has been in transit as of the reporting date compared with our estimate of the total required time for the deliveries. We recognize an asset for the amount of line-haul revenue earned but not yet billed which is included in other current assets. The balance of this asset was $783 and $441 at November 28, 2020 and November 30, 2019, respectively. Warehousing services revenue is based upon warehouse space occupied by a customer’s goods and inventory movements in and out of a warehouse and is recognized as such services are provided and billed to the customer concurrently in the same period. All invoices for logistical services are due 30 days from invoice date.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At November 28, 2020 and November 30, 2019, our balance of prepaid commissions included in other current assets was $4,279 and $2,435, respectively. We do not incur sales commissions in our logistical services segment.

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

See Note 18, Segment Information, for disaggregated revenue information.

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

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable and financial guarantees subject us to credit risk partially due to the concentration of amounts due from and guaranteed on behalf of independent licensee customers. At November 28, 2020 and November 30, 2019, our aggregate exposure from receivables and guarantees related to customers consisted of the following:

	2020	2019
Accounts receivable, net of allowances (Note 5)	$22,340	$21,378
Contingent obligations under lease and loan guarantees, less amounts recognized (Note 15)	1,760	1,751
Other	376	168
Total credit risk exposure related to customers	$24,476	$23,297

At November 28, 2020 and November 30, 2019, approximately 24% and 28%, respectively, of the aggregate risk exposure, net of reserves, shown above was attributable to five customers. In fiscal 2020, 2019 and 2018, no customer accounted for more than 10% of total consolidated net sales. However, two customers accounted for approximately 29%, 44% and 40% of our consolidated revenue from logistical services during 2020, 2019 and 2018, respectively.

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $789, $1,846, and $1,587 in fiscal 2020, 2019, and 2018, respectively. All of our export sales are invoiced and settled in U.S. dollars.

Inventories

Inventories (retail merchandise, finished goods, work in process and raw materials) are stated at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the last-in, first-out (“LIFO”) method because we believe this methodology provides better matching of revenue and expenses. The cost of imported inventories as well as Lane Venture and Bassett Outdoor product inventories are determined on a first-in, first-out (“FIFO”) basis. Inventories accounted for under the LIFO method represented 53% and 52% of total inventory before reserves at November 28, 2020 and November 30, 2019, respectively. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in ASC Topic 350 (as amended by Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which we adopted for our annual evaluation of goodwill performed as of September 1, 2019). The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the quantitative evaluation process. Based on our qualitative assessment as described above for the annual test during fiscal 2019, we concluded that, given declines in our income from operations, primarily resulting from operating losses incurred in our retail reporting unit, as well as in our stock price since the previous analysis in fiscal 2018, it was necessary to perform the quantitative evaluation. As a result of this test, we recorded an impairment charge of $1,926 during the year ended November 30, 2019. In addition, we performed an interim test of goodwill as of May 30, 2020 due to the severe impact of the COVID-19 pandemic and resulting business interruption during the second fiscal quarter of 2020. This interim test resulted in an impairment charge of $1,971 for the year ended November 28, 2020. For the annual test of goodwill performed as of the beginning of the fourth fiscal quarter of 2020, we performed the qualitative assessment as described above and concluded that there was no additional impairment of our goodwill as of November 28, 2020.

The quantitative evaluation compares the carrying value of each reporting unit that has goodwill with the estimated fair value of the respective reporting unit. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, a goodwill impairment charge will be recognized in the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the total goodwill assigned to the reporting unit. The determination of the fair value of our reporting units is based on a combination of a market approach, that considers benchmark company market multiples, an income approach, that utilizes discounted cash flows for each reporting unit and other Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosure (see Note 4), and, in the case of our retail reporting unit, a cost approach that utilizes estimates of net asset value. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units. While we believe such assumptions and estimates are reasonable, the actual results may differ materially from the projected amounts. See Note 8 for additional information regarding the results of our annual goodwill impairment test performed as of September 1, 2019 and our interim test performed as of May 30, 2020.

Leases

Effective as of the beginning of fiscal 2020, we adopted ASU 2016-02, Leases (Topic 842) and all related amendments. The guidance requires lessees to recognize substantially all leases on their balance sheet as a right-of-use (“ROU”) asset and a lease liability.

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

Prior to fiscal 2020, our leases have been accounted for and reported in accordance with ASC Topic 840, Leases. Total lease payments over the non-cancellable term of a lease were recognized as rent expense on a straight-line basis over the lease term, with the excess of expense recognized over lease payments made carried as a deferred rent liability on the balance sheet. Any lease incentive payments received from lessors were recorded as a liability on the balance sheet and amortized as a reduction of rent expense over the term of the lease.

See Note 15 for additional information regarding our leases.

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

When analyzing our real estate properties for potential impairment, we consider such qualitative factors as our experience in leasing and selling real estate properties as well as specific site and local market characteristics. Upon the closure of a Bassett Home Furnishings store, we generally write off all tenant improvements which are only suitable for use in such a store. ROU assets under operating leases are written down to their estimated fair value. Our estimates of the fair value of the impaired ROU assets included estimates of discounted cash flows based upon current market rents and other inputs which we consider to be Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurement and Disclosure (see Note 3).

Income Taxes

We account for income taxes under the liability method which requires that we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 13.

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

We evaluate our deferred income tax assets to determine if valuation allowances are required or should be adjusted. A valuation allowance is established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward or carryback periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. See Note 13.

New Store Pre-Opening Costs

Income from operations for fiscal 2020, 2019 and 2018 includes new store pre-opening costs of $0, $1,117 and $2,081, respectively. Such costs consist of expenses incurred at the new store location during the period prior to its opening and include, among other things, facility occupancy costs such as rent and utilities and local store personnel costs related to pre-opening activities including training. New store pre-opening costs do not include costs which are capitalized in accordance with our property and equipment capitalization policies, such as leasehold improvements and store fixtures and equipment. Such capitalized costs associated with new stores are depreciated commencing with the opening of the store. There are no pre-opening costs associated with stores acquired from licensees, as such locations were already in operation at the time of their acquisition.

Shipping and Handling Costs

Costs incurred to deliver wholesale merchandise to customers are recorded in selling, general and administrative expense and totaled $14,779, $18,402, and $17,511 for fiscal 2020, 2019 and 2018, respectively. Costs incurred to deliver retail merchandise to customers, including the cost of operating regional distribution warehouses, are also recorded in selling, general and administrative expense and totaled $19,024, $23,710, and $20,640 for fiscal 2020, 2019 and 2018, respectively.

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred and are included in selling, general and administrative expenses. Advertising costs totaled $12,671, $20,674, and $20,922 in fiscal 2020, 2019, and 2018, respectively.

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

Supplemental Cash Flow Information

Refer to the supplemental lease disclosures in Note 15 for cash flow impacts of leasing transactions during fiscal 2020. Otherwise, there were no material non-cash investing or financing activities during fiscal 2020 or 2018. During the fourth quarter of fiscal 2019, we purchased certain fixed assets and inventory with a total purchase price of $2,225, of which $375 was paid for with the issuance of 24,590 shares if our common stock.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Recent Accounting Pronouncements

Recently Adopted Pronouncements

Effective as of the beginning of fiscal 2020, we have adopted Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 (as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20) requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. We have adopted this standard using the modified retrospective approach. Refer to the preceding discussion under “Leases” and to Note 15 for more information regarding our leases and the adoption of the new standard.

Recent Pronouncements Not Yet Adopted

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

Investments

Our short-term investments of $17,715 and $17,436 at November 28, 2020 and November 30, 2019, respectively, consisted of certificates of deposit (CDs) with original terms of six to twelve months, bearing interest at rates ranging from 0.05% to 2.0%. At November 28, 2020, the weighted average remaining time to maturity of the CDs was approximately four months and the weighted average yield of the CDs was approximately 0.21%. Each CD is placed with a federally insured financial institution and all deposits are within Federal deposit insurance limits. As the CDs mature, we expect to reinvest them in CDs of similar maturities of up to one year. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at November 28, 2020 and November 30, 2019 approximates their fair value.

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

We believe that the carrying amounts of our current assets and current liabilities approximate fair value due to the short-term nature of these items. Our primary non-recurring fair value estimates typically involve business acquisitions (Note 3) which involve a combination of Level 2 and Level 3 inputs, goodwill impairment testing (Note 8), which involves Level 3 inputs, and asset impairments (Note 14) which utilize Level 3 inputs.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

5.	Accounts Receivable

Accounts receivable consists of the following:

	November 28, 2020	November 30, 2019
Gross accounts receivable	$23,551	$22,193
Allowance for doubtful accounts	(1,211)	(815)
Net accounts receivable	$22,340	$21,378

Activity in the allowance for doubtful accounts was as follows:

	2020	2019

Balance, beginning of the year	$815	$754
Additions charged to expense	492	61
Reductions to allowance, net	(96)	-
Balance, end of the year	$1,211	$815

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 4.

6.	Inventories

Inventories consist of the following:

	November 28, 2020	November 30, 2019
Wholesale finished goods	$25,001	$27,792
Work in process	516	733
Raw materials and supplies	14,836	17,293
Retail merchandise	27,946	31,534
Total inventories on first-in, first-out method	68,299	77,352
LIFO adjustment	(8,891)	(8,688)
Reserve for excess and obsolete inventory	(4,522)	(2,362)
	$54,886	$66,302

We source a significant amount of our wholesale product from other countries. During 2020, 2019 and 2018, purchases from our two largest vendors located in Vietnam and China were $15,378, $15,221 and $24,073 respectively.

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

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance at November 24, 2018	$1,500	$266	$1,766
Additions charged to expense	1,881	373	2,254
Write-offs	(1,327)	(331)	(1,658)
Balance at November 30, 2019	2,054	308	2,362
Additions charged to expense	3,745	1,177	4,922
Write-offs	(2,378)	(384)	(2,762)
Balance at November 28, 2020	$3,421	$1,101	$4,522

7.	Property and Equipment

Property and equipment consist of the following:

	November 28, 2020	November 30, 2019
Land	$9,478	$9,478
Buildings and leasehold improvements	114,961	126,085
Machinery and equipment	118,112	115,131
Property and equipment at cost	242,551	250,694
Less accumulated depreciation	(151,634)	(148,970)
Property and equipment, net	$90,917	$101,724

The net book value of our property and equipment by reportable segment is a follows:

	November 28, 2020	November 30, 2019
Wholesale	$26,999	$28,993
Retail - Company-owned stores	44,820	55,625
Logistical Services	19,098	17,106
Total property and equipment, net	$90,917	$101,724

At November 30, 2019 we owned one retail store property located in Gulfport, Mississippi which was under contract to be sold. The net book value of the property of $1,569 at November 30, 2019 was classified as held for sale and included in other current assets in the accompanying consolidated balance sheets at November 30, 2019. The sale of the property was completed during the first quarter of fiscal 2020 for net proceeds of $1,639.

Depreciation expense associated with the property and equipment shown above was included in income from operations in our consolidated statements of operations as follows:

	2020	2019	2018
Cost of goods sold (wholesale segment)	$1,552	$1,402	$1,264
Selling, general and adminstrative expenses:
Wholesale segment	1,516	1,672	1,666
Retail segment	6,578	7,479	7,060
Logistical services segment	3,454	3,697	3,747
Total included in selling, general and adminstrative expenses	11,548	12,848	12,473
Total depreciation expense included in income from operations	$13,100	$14,250	$13,737

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	November 28, 2020
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$3,550	$(1,346)	$2,204
Technology - customized applications	834	(695)	139

Total intangible assets subject to amortization	$4,384	$(2,041)	2,343

Intangibles not subject to amortization:
Trade names			9,338
Goodwill			12,146

Total goodwill and other intangible assets			$23,827

	November 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$3,550	$(1,088)	$2,462
Technology - customized applications	834	(575)	259

Total intangible assets subject to amortization	$4,384	$(1,663)	2,721

Intangibles not subject to amortization:
Trade names			9,338
Goodwill			14,117

Total goodwill and other intangible assets			$26,176

Due to the impact of the COVID-19 pandemic, we performed an interim impairment assessment of our remaining goodwill as of May 30, 2020, then end of our second fiscal quarter. As a result of this test, we concluded that the carrying value of our wood reporting unit exceeded its fair value by an amount in excess of the goodwill previously allocated to the reporting unit. Therefore, we recognized a goodwill impairment charge of $1,971 for year ended November 28, 2020. Our annual goodwill impairment test, conducted as of the beginning of our fourth fiscal quarter, resulted in no additional impairment.

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

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Changes in the carrying amounts of goodwill by reportable segment were as follows:

	Wholesale	Retail	Logistics	Total

Balance as of November 24, 2018	$9,188	$1,926	$4,929	$16,043
Goodwill impairment	-	(1,926)	-	(1,926)

Balance as of November 30, 2019	9,188	-	4,929	14,117
Goodwill impairment	(1,971)	-	-	(1,971)

Balance as of November 28, 2020	$7,217	$-	$4,929	$12,146

Accumulated impairment losses at November 28, 2020 and November 30, 2019 were $3,897 and $1,926, respectively. There were no accumulated impairment losses on goodwill as of November 24, 2018.

The weighted average useful lives of our finite-lived intangible assets and remaining amortization periods as of November 28, 2020 are as follows:

	Useful Life in Years	Remaining Amortization Period in Years

Customer relationships	14	9
Technology - customized applications	7	1

Amortization expense associated with intangible assets during fiscal 2020, 2019 and 2018 was $379, $379 and $374, respectively and is included in selling, general and administrative expense in our consolidated statement of operations. All expense arising from the amortization of intangible assets is associated with our logistical services segment except for $57, $57 and $51 in fiscal 2020, 2019 and 2018, respectively, associated with our wholesale segment arising from Lane Venture (Note 3). Estimated future amortization expense for intangible assets that exist at November 28, 2020 is as follows:

Fiscal 2021	$378
Fiscal 2022	279
Fiscal 2023	259
Fiscal 2024	259
Fiscal 2025	259
Thereafter	909

Total	$2,343

9.	Bank Credit Facility

Bank Credit Facility

Our bank credit facility, which was amended effective June 15, 2020, provided for a line of credit of up to $50,000 through December 31, 2020, after which date the maximum availability was reduced to $25,000. At November 28, 2020, we had $2,881 outstanding under standby letters of credit against our line, leaving availability under our credit line of $47,119. In addition, at November 28, 2020 we have outstanding standby letters of credit with another bank totaling $325. The line bears interest at the rate of LIBOR plus 1.9%, with a fee of 0.25% charged for the unused portion of the line, and is secured by a general lien on our accounts receivable and inventory. Under the terms of the June 15, 2020 amendment, all covenants based on financial ratios were waived for the remainder of fiscal 2020. We currently expect to be in compliance with these covenants, which include a minimum fixed charge coverage ratio and a maximum debt to tangible net worth ratio, through the end of fiscal 2021. The credit facility matures on January 31, 2022.

Total interest paid, including the interest component of financing lease payments, during fiscal 2020, 2019 and 2018 was $49, $7 and $166, respectively.

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

The Plan is an account-based plan under which (i) participants may defer voluntarily the payment of current compensation to future years (“participant deferrals”) and (ii) the Company may make annual awards to participants payable in future years (“Company contributions”). The Plan permits each participant to defer up to 75% of base salary and up to 100% of any incentive compensation or other bonus, which amounts would be credited to a deferral account established for the participant. Such deferrals will be fully vested at the time of the deferral. Participant deferrals will be indexed to one or more deemed investment alternatives chosen by the participant from a range of alternatives made available under the Plan. Each participant’s account will be adjusted to reflect gains and losses based on the performance of the selected investment alternatives. A participant may receive distributions from the Plan: (1) upon separation from service, in either a lump sum or annual installment payments over up to a 15 year period, as elected by the participant, (2) upon death or disability, in a lump sum, or (3) on a date or dates specified by the participant (“scheduled distributions”) with such scheduled payments made in either a lump sum or substantially equal annual installments over a period of up to five years, as elected by the participant. Participant contributions commenced during the third quarter of fiscal 2017. Company contributions will vest in full (1) on the third anniversary of the date such amounts are credited to the participant’s account, (2) the date that the participant reaches age 63 or (3) upon death or disability. Company contributions are subject to the same rules described above regarding the crediting of gains or losses from deemed investments and the timing of distributions. Expense associated with deferred compensation under the Plan was $264, $196 and $102 for fiscal 2020, 2019 and 2018, respectively. Our liability for Company contributions and participant deferrals at November 28, 2020 and November 30, 2019 was $1,250 and $894, respectively, and is included in post-employment benefit obligations in our consolidated balance sheets.

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

During fiscal 2020, 2019 and 2018, we invested $609, $627 and $900 in life insurance policies covering all participants in the Plan. At November 28, 2020, these policies have a net death benefit of $14,998 for which the Company is the sole beneficiary. These policies are intended to provide a source of funds to meet the obligations arising from the deferred compensation and LTC Awards under the Plan, and serve as an economic hedge of the financial impact of changes in the liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of the Company’s insolvency.

Supplemental Retirement Income Plan

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. Upon retirement, the Supplemental Plan provides for lifetime monthly payments in an amount equal to 65% of the participant’s final average compensation as defined in the Supplemental Plan, which is reduced by certain social security benefits to be received and other benefits provided by us. The Supplemental Plan also provides a death benefit that is calculated as (a) prior to retirement death, which pays the beneficiary 50% of final average annual compensation for a period of 120 months, or (b) post-retirement death, which pays the beneficiary 200% of final average compensation in a single payment. We own life insurance policies on these executives with a current net death benefit of $2,070 at November 28, 2020 and we expect to substantially fund this death benefit through the proceeds received upon the death of the executive. Funding for the remaining cash flows is expected to be provided through operations. There are no benefits payable as a result of a termination of employment for any reason other than death or retirement, other than a change of control provision which provides for the immediate vesting and payment of the retirement benefit under the Supplemental Plan in the event of an employment termination resulting from a change of control.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Aggregated summarized information for the Supplemental Plan and the LTC Awards, measured as of the end of each year presented, is as follows:

	2020	2019
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$10,090	$11,652
Service cost	172	190
Interest cost	268	441
Actuarial (gains) and losses	345	(1,172)
Benefits paid	(804)	(1,021)
Projected benefit obligation at end of year	$10,071	$10,090

Accumulated Benefit Obligation	$10,034	$9,998

Discount rate used to value the ending benefit obligations:	2.00%	2.75%

Amounts recognized in the consolidated balance sheet:
Current liabilities	$613	$655
Noncurrent liabilities	9,458	9,435
Total amounts recognized	$10,071	$10,090
Amounts recognized in accumulated other comprehensive income:
Prior service cost	$480	$606
Actuarial loss	1,394	1,055
Net amount recognized	$1,874	$1,661

Total recognized in net periodic benefit cost and accumulated other comprehensive income:	$785	$(541)

	2020	2019	2018

Components of Net Periodic Pension Cost:
Service cost	$172	$190	$196
Interest cost	268	441	418
Amortization of transition obligation	-	-	42
Amortization of prior service cost	126	126	126
Amortization of other loss	8	183	262

Net periodic pension cost	$574	$940	$1,044

Assumptions used to determine net periodic pension cost:
Discount rate	2.75%	4.00%	3.50%
Increase in future compensation levels	3.00%	3.00%	3.00%

Estimated Future Benefit Payments (with mortality):
Fiscal 2021		613
Fiscal 2022		817
Fiscal 2023		778
Fiscal 2024		737
Fiscal 2025		775
Fiscal 2026 through 2030		3,499

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Of the $1,874 recognized in accumulated other comprehensive income at November 28, 2020, amounts expected to be recognized as components of net periodic pension cost during fiscal 2021 are as follows:

Prior service cost	$126
Other loss	59

Total expected to be amortized to net periodic pension cost in 2021	$185

The components of net periodic pension cost other than the service cost component are included in other loss, net in our consolidated statements of operations.

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or benefits permitted. We recognized expense of $176, $204, and $216 in fiscal 2020, 2019, and 2018, respectively, associated with the plan. Our liability under this plan was $1,676 and $1,767 as of November 28, 2020 and November 30, 2019, respectively. The non-current portion of this obligation is included in post-employment benefit obligations in our consolidated balance sheets, with the current portion included in accrued compensation and benefits.

Defined Contribution Plan

We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Employee contributions to the Plan are matched at the rate of 25% of up to 8% of gross pay, regardless of years of service. During fiscal 2020, the Company’s matching contribution was temporarily suspended for approximately six months as part of the cash conservation measures put into place in response to the impact of the COVID-19 pandemic, but was resumed during the fourth quarter. Expense for employer matching contributions was $611, $1,157 and $1,128 during fiscal 2020, 2019 and 2018, respectively.

11.	Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the fiscal years ended November 28, 2020 and November 30, 2019, which is comprised solely of post-retirement benefit costs related to our SERP and LTC Awards, is as follows:

Balance at November 24, 2018	$(2,338)
Actuarial gains	1,172
Net pension amortization
reclassified from accumulated other comprehensive loss	308
Tax effects	(378)
Balance at November 30, 2019	(1,236)
Actuarial losses	(345)
Net pension amortization
reclassified from accumulated other comprehensive loss	133
Tax effects	54
Balance at November 28, 2020	$(1,394)

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

12.	Capital Stock and Stock Compensation

We account for our stock-based employee and director compensation plans in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period) which we recognize on a straight-line basis. Compensation expense related to restricted stock and stock options included in selling, general and administrative expenses in our consolidated statements of operations for fiscal 2020, 2019 and 2018 was as follows:

	2020	2019	2018

Stock based compensation expense	$420	$958	$1,133

Incentive Stock Compensation Plans

On April 14, 2010, our shareholders approved the Bassett Furniture Industries, Incorporated 2010 Stock Incentive Plan which was amended and restated effective January 13, 2016 (the “2010 Plan”). All non-employee directors, key employees and outside consultants for the Company were eligible to receive incentive awards under the 2010 Plan. The 2010 Plan expired in April of 2020 and no additional grants can be awarded under the plan.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options using the simplified method. Forfeitures are recognized as they occur. We utilized the simplified method to determine the expected life of our options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns.

Stock Options

There were no new grants of options made in 2020, 2019 or 2018.

Changes in the outstanding options under our plans during the year ended November 28, 2020 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at November 30, 2019	5,250	$8.02
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Outstanding at November 28, 2020	5,250	8.02
Exercisable at November 28, 2020	5,250	$8.02

All remaining options outstanding at November 28, 2020 are exercisable at $8.02 per share with a remaining contractual life of 0.6 years and an aggregate intrinsic value of $45. There were no non-vested options outstanding under our plans during the year ended November 28, 2020.

Additional information regarding activity in our stock options during fiscal 2020, 2019 and 2018 is as follows:

	2020	2019	2018

Total intrinsic value of options exercised	$-	$34	$75
Total cash received from the exercise of options	-	25	27
Excess tax benefits recognized in income tax expense upon the exercise of options	-	6	16

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Restricted Shares

Changes in the outstanding non-vested restricted shares during the year ended November 28, 2020 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested restricted shares outstanding at November 30, 2019	90,153	$29.06
Granted	-	-
Vested	(48,653)	27.30
Forfeited	(7,000)	19.03
Non-vested restricted shares outstanding at November 28, 2020	34,500	$33.58

During fiscal 2020, 48,653 restricted shares were vested and released, of which 39,000 shares had been granted to employees and 9,653 shares had been granted to directors. During fiscal 2020 and 2018, 14,010 shares and 19,810 shares, respectively, were withheld to cover withholding taxes of $228 and $674, respectively, arising from the vesting of restricted shares. During fiscal 2020, 2019 and 2018, excess tax (expense) benefits of $(114), $0 and $207, respectively, were recognized within income tax expense upon the release of vested shares.

Additional information regarding our outstanding non-vested restricted shares at November 28, 2020 is as follows:

			Remaining
	Restricted	Share Value	Restriction
Grant	Shares	at Grant Date	Period
Date	Outstanding	Per Share	(Years)

January 11, 2018	31,000	$35.75	0.1
October 9, 2019	3,500	14.37	1.9
	34,500

Unrecognized compensation cost related to these non-vested restricted shares at November 28, 2020 is $41, all of which is expected to be recognized within the next two fiscal years.

Employee Stock Purchase Plan

In March of 2017 we adopted and implemented the 2017 Employee Stock Purchase Plan (“2017 ESPP”) that allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the 2017 ESPP we sold 50,217, 23,460 and 14,967 shares to employees during fiscal 2020, 2019 and 2018, respectively, which resulted in an immaterial amount of compensation expense. There are 155,081 shares remaining available for sale under the 2017 ESPP at November 28, 2020.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

13.	Income Taxes

The components of the income tax provision are as follows:

	2020	2019	2018
Current:
Federal	$(8,486)	$2,150	$(1,137)
State	155	892	462

Deferred:
Federal	2,457	(2,191)	4,747
State	(491)	(663)	(84)
Total	$(6,365)	$188	$3,988

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. A major provision of the CARES Act allows net operating losses from the 2018, 2019 and 2020 tax years to be carried back up to five years. As a result, for the year ended November 28, 2020 we were able to recognize tax benefits substantially in excess of the current federal statutory rate of 21% due to the effects of carrying back our current net operating loss to tax years in which the federal statutory rate was 35%.

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

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	22.2%
CARES Act benefit	21.1	-	-
Revaluation of deferred tax assets resulting from new enacted rates	-	-	10.9
State income tax, net of federal benefit	1.7	(14.0)	4.6
Impairment of non-deductible goodwill	(2.5)	(23.2)	-
Excess tax benefit from stock-based compensation	(0.6)	0.3	(1.5)
Other	(2.8)	5.1	(3.5)
Effective income tax rate	37.9%	(10.8)%	32.7%

Excess tax (expense) benefits in the amount of $(114), $22 and $223 were recognized as a component of income tax expense during fiscal 2020, 2019 and 2018, respectively, resulting from the exercise of stock options and the release of restricted shares. The fiscal 2020 and 2019 adjustments for impairment of non-deductible goodwill reflect the fact that there was no tax basis related to the impaired goodwill.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 28, 2020	November 30, 2019
Deferred income tax assets:
Trade accounts receivable	$303	$207
Inventories	3,086	2,487
Notes receivable	44	44
Post employment benefit obligations	3,260	3,241
State net operating loss carryforwards	1,321	193
Unrealized loss from affiliates	-	81
Leases	5,850	3,753
Other	1,856	1,828
Gross deferred income tax assets	15,720	11,834
Valuation allowance	-	-
Total deferred income tax assets	15,720	11,834

Deferred income tax liabilities:
Property and equipment	8,746	4,288
Intangible assets	1,404	1,114
Prepaid expenses and other	983	688

Total deferred income tax liabilities	11,133	6,090

Net deferred income tax assets	$4,587	$5,744

We have state net operating loss carryforwards available to offset future taxable state income of $26,407, which expire in varying amounts between 2022 and 2027. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

Income taxes paid, net of refunds received, during fiscal 2020, 2019 and 2018 were $539, $1,228, and $1,431, respectively.

We regularly evaluate, assess and adjust our accrued liabilities for unrecognized tax benefits in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Our accrued liabilities for uncertain tax benefits at November 28, 2020 and November 30, 2019 were not material.

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

We remain subject to examination for tax years 2017 through 2020 for all of our major tax jurisdictions.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

14.	Other Gains and Losses

Gains on Dispositions of Retail Store Locations

Selling, general and administrative expenses for the year ended November 28, 2020 include gains totaling $1,313 resulting from the settlement of lease obligations due to the early termination of leases at our retail store locations in Torrance, California and Culver City, California.

Selling, general and administrative expenses for the year ended November 24, 2018 includes a gain of $165 resulting from the sale of our retail store location in Spring, Texas for $2,463 in cash. The store was closed in October of 2018 and repositioned to a new location serving the Houston market in The Woodlands, Texas, which opened in November of 2018.

Early Retirement Program

During the first quarter of fiscal 2019, we offered a voluntary early retirement package to certain eligible employees of the Company. These employees received pay equal to one-half their current salary plus benefits over a period of one year from the final day of each individual’s active employment. Accordingly, we recognized a charge of $835 during the year ended November 30, 2019. The unpaid obligation of $0 and $374 is included in other accrued liabilities in our consolidated balance sheet as of November 28, 2020 and November 30, 2019, respectively.

Asset Impairment Charges and Lease Exit Costs

During fiscal 2020 we recorded $11,114 of non-cash impairment charges on the assets of five underperforming retail stores, including $6,239 for the impairment of operating lease right-of-use assets associated with the leased locations. We also incurred $1,070 of non-cash impairment charges in our wholesale segment, primarily due to the closing of our custom upholstery manufacturing facility in Grand Prairie, Texas, in May.

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

Litigation Expense

During fiscal 2020 and 2019 we accrued $1,050 and $700, respectively for the estimated costs to resolve certain wage and hour violation claims that had been asserted against the Company (see Note 16).

Gains from Company-Owned Life Insurance

Other loss, net for the fiscal 2020, 2019 and 2018 includes gains of $914, $629 and $266, respectively, arising from death benefits from Company-owned life insurance.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

15.	Leases and Lease Guarantees

Leases

Fiscal 2020

Effective as of the beginning of fiscal 2020, we adopted ASU 2016-02, Leases (Topic 842) and all related amendments. See “Leases” under Note 2 for a discussion of our accounting policies and elections under Topic 842 as well as the impact of the adoption upon our financial statements.

Supplemental balance sheet information related to our leases as of November 28, 2020 is as follows:

Operating leases:
Right of use assets	$116,903
Lease liabilties, short-term	27,078
Lease liabilties, long-term	111,972

Finance leases:
Right of use assets (1)	$2,623
Lease liabilties, short-term (2)	534
Lease liabilties, long-term (3)	1,862

(1)	Included in property & equipment, net in our consolidated balance sheet.
(2)	Included in other current liabilites and accrued expenses in our consolidated balance sheet.
(3)	Included in other long-term liabilites and accrued expenses in our consolidated balance sheet.

Our right-of-use assets under operating leases by segment as of November 28, 2020 are as follows:

Wholesale	$10,232
Retail	90,487
Logistical services	16,184
Total right of use assets	$116,903

The components of our lease cost for the year ended November 28, 2020 are as follows:

Operating lease cost	$33,207
Financing lease cost:
Amortization of right-of-use assets	213
Interest on lease liabilities	49
Short-term lease cost	2,040
Variable lease cost (net of abatements received)	(605)
Sublease income	(1,557)
Total lease cost	$33,347

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Supplemental lease disclosures as of November 28, 2020 and for the fiscal year then ended are as follows:

	Operating	Financing

For the year ended November 28, 2020:
Cash paid for amounts included in the measurements of lease liabilities	$35,310	$260
Lease liabilities arising from new right-of-use assets	10,804	2,623

As of November 28, 2020:
Weighted average remaining lease terms (years)	6.2	4.3
Weighted average discount rates	4.98%	4.43%

Future payments under our leases and the present value of the obligations as of November 28, 2020 are as follows:

	Operating Leases	Financing Leases

Fiscal 2021	$33,265	$629
Fiscal 2022	30,829	629
Fiscal 2023	25,586	629
Fiscal 2024	18,732	517
Fiscal 2025	15,423	197
Thereafter	38,237	33
Total lease payments	162,072	2,634
Less: interest	23,022	238
Total lease obligations	$139,050	$2,396

As of November 28, 2020, we had a commitment to acquire twenty-four tractors under leases for use in our logistical services segment that are expected to commence at various times during the first half of fiscal 2021 and replace older units that will be coming off lease. These leases are expected to have annual payments totaling approximately $705 per year over seven years.

We sublease a small number of our leased locations to certain of our licensees for operation as BHF network stores. The terms of these leases generally match those of the lease we have with the lessor. Minimum future lease payments due to us under these subleases are as follows:

Fiscal 2021	$1,276
Fiscal 2022	1,086
Fiscal 2023	769
Fiscal 2024	664
Fiscal 2025	599
Thereafter	156
Total minimum future rental income	$4,550

We negotiated with a number of our landlords to obtain relief in the form of rent deferrals or abatements of rent as a result of the effects of COVID-19 on our business. At November 28, 2020, the unpaid rent was $990 which primarily represents rent deferred to fiscal 2021 and is included in other current liabilities and accrued expenses in our accompanying condensed consolidated balance sheet. In accordance with FASB Staff Q&A - Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic ("FASB Staff Q&A") issued in April 2020, we have elected to account for any lease concessions resulting directly from COVID-19 as if the enforceable rights and obligations for the concessions existed in the respective contracts at lease inception and as such we will not account for any concession as a lease modification. Guidance from the FASB Staff Q&A provided methods to account for rent deferrals which include the option to treat the lease as if no changes to the lease contract were made or to treat deferred payments as variable lease payments. The FASB Staff Q&A allows entities to select the most practical approach and does not require the same approach be applied consistently to all leases. As a result, we account for the deferrals as if no changes to the lease contract were made and will continue to recognize lease expense, on a straight-line basis, during the deferral period. For any abatements received, we account for those as variable rent in the period in which the abatement is granted. For the year ended November 28, 2020, we were granted abatements against rent totaling $775.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Fiscal 2019 and 2018

Prior to the adoption of Topic 842, we accounted for and reported our leases in accordance with Topic 840, Leases. In accordance with Topic 840 leases classified as operating leases were not included in our balance sheet as right of use assets or lease obligations as of November 30, 2019. During fiscal 2019 and 2018 we had no leases which were classified as capital leases.

Lease expense was $41,809 and $38,970 for 2019 and 2018, respectively. Improvement allowances received from lessors at the inception of a lease are deferred and amortized over the term of the lease. The unamortized balance of such amounts was $8,050 and at November 30, 2019, with the non-current portion of $6,799 included in other liabilities in our consolidated balance sheets and the remaining current portion included in other accrued liabilities.

Real estate rental net loss (rental income less lease costs, depreciation, insurance, and taxes), related to licensee stores and other investment real estate, was $156 and $23 in 2019 and 2018, respectively, and is reflected in other loss, net in the accompanying consolidated statements of operations.

Guarantees

As part of the strategy for our store program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to three years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,811 and $1,776 at November 28, 2020 and November 30, 2019, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations, net of reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at November 28, 2020 and November 30, 2019, were not material.

16.	Contingencies

We are involved in various claims and actions which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. We carried reserves for pending litigation claims in the amount of $1,050 and $900 as of November 28, 2020 and November 30, 2019, respectively, which are included in other current liabilities and accrued expenses in our accompanying balance sheets.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

17.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2020	2019	2018
Numerator:
Net income (loss)	$(10,421)	$(1,928)	$8,218

Denominator:
Denominator for basic income per share - weighted average shares	9,969,616	10,285,511	10,651,351
Effect of dilutive securities*	-	-	40,424
Denominator for diluted income per share — weighted average shares and assumed conversions	9,969,616	10,285,511	10,691,775

Basic income (loss) per share:
Net income (loss) per share — basic	$(1.05)	$(0.19)	$0.77

Diluted income (loss) per share:
Net income (loss) per share — diluted	$(1.05)	$(0.19)	$0.77

*Due to the net losses in 2020 and 2019, the potentially dilutive securities would have been anti-dilutive and are therefore excluded.

For fiscal 2020, 2019 and 2018, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	2020	2019	2018
Unvested restricted shares	34,500	90,153	45,036
Stock options	5,250	5,250	-

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

18.	Segment Information

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

●

Logistical services. With our acquisition of Zenith in 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistics revenue in our consolidated statement of operations. Zenith’s operating costs are included in selling, general and administrative expenses and total $73,913, $78,220 and $81,468 for fiscal 2020, 2019 and 2018, respectively.

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

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

The following table presents segment information for each of the last three fiscal years:

	2020	2019	2018
Net Sales
Wholesale	$221,075	$261,105	$255,958
Retail	211,944	268,693	268,883
Logistical services	75,158	80,074	82,866
Inter-company eliminations:
Furniture and accessories	(95,347)	(125,933)	(122,372)
Logistical services	(26,967)	(31,852)	(28,480)
Consolidated	$385,863	$452,087	$456,855

Income (loss) from Operations
Wholesale	$4,587	$11,456	$12,274
Retail	(9,497)	(7,009)	(312)
Logistical services	1,245	1,855	1,398
Inter-company elimination	2,647	1,144	1,494
Asset impairment charges	(12,184)	(4,431)	(469)
Goodwill impairment charge	(1,971)	(1,926)	-
Early retirement program	-	(835)	-
Litigation expense	(1,050)	(700)	-
Lease exit costs	-	(149)	(301)
Consolidated income from operations	$(16,223)	$(595)	$14,084

Depreciation and Amortization
Wholesale	$3,125	$3,178	$3,038
Retail	6,578	6,303	6,096
Logistical services	3,777	4,019	4,069
Consolidated	$13,480	$13,500	$13,203

Capital Expenditures
Wholesale	$2,434	$5,650	$4,194
Retail	695	8,473	12,769
Logistical services	2,900	3,627	1,338
Consolidated	$6,029	$17,750	$18,301

Identifiable Assets
Wholesale	$176,243	$144,392	$144,209
Retail	169,105	91,997	96,241
Logistical services	57,201	39,377	51,191
Consolidated	$402,549	$275,766	$291,641

A breakdown of wholesale sales by product category for each of the last three fiscal years is provided below:

	2020		2019		2018

Bassett Custom Upholstery	$128,200	58.0%	$152,415	58.4%	$141,321	55.2%
Bassett Leather	21,436	9.7%	19,220	7.4%	21,589	8.4%
Bassett Custom Wood	39,311	17.8%	46,082	17.6%	46,074	18.0%
Bassett Casegoods	32,128	14.5%	40,920	15.7%	42,875	16.8%
Accessories (1)	-	0.0%	2,468	0.9%	4,099	1.6%
Total	$221,075	100.0%	$261,105	100.0%	$255,958	100.0%

(1) Beginning with the third quarter of fiscal 2019, our wholesale segment no longer purchases accessory items for resale to our retail segment or to third party customers such as licensees or independent furniture retailers. Our retail segment and third party customers now source their accessory items directly from the accessory vendors.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

19.	Quarterly Results of Operations

	2020
	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)

Sales revenue:
Furniture and accessories	$98,942	$53,000	$80,341	$105,389
Logistics	13,178	10,801	11,218	12,994
Total sales revenue	112,120	63,801	91,559	118,383
Cost of furniture and accessories sold	45,270	29,452	38,418	50,427
Income (loss) from operations	2,210	(31,229)	2,747	10,049
Net income (loss)	1,210	(20,352)	2,178	6,543
Basic earnings (loss) per share	0.12	(2.04)	0.22	0.65
Diluted earnings (loss) per share	0.12	(2.04)	0.22	0.65

	2019
	First Quarter (4)	Second Quarter	Third Quarter	Fourth Quarter (5)

Sales revenue:
Furniture and accessories	$107,357	$95,824	$98,369	$102,315
Logistics	13,484	12,366	11,050	11,322
Total sales revenue	120,841	108,190	109,419	113,637
Cost of furniture and accessories sold	49,177	42,530	42,246	45,291
Income from operations	949	701	3,400	(5,645)
Net income	608	445	2,157	(5,138)
Basic earnings per share	0.06	0.04	0.21	(0.50)
Diluted earnings per share	0.06	0.04	0.21	(0.50)

The first quarter of fiscal 2019 included 14 weeks. All other quarters shown above for fiscal 2020 and 2019 consisted of 13-week fiscal periods.

(1)

Loss from operations reflects the severe impact of the COVID-19 pandemic on our operations due to the temporary closure of substantially all of our operations during the quarter (see Note 1) and includes a goodwill impairment charge of $1,971 (see Note 8), asset impairment charges of $12,184 and a litigation expense accrual of $1,050 (see Note 14). Net loss includes the benefit of carrying back the loss to tax years with 35% federal statutory rate as provided for in the CARES Act (see Note 13).

(2)	Net income includes a non-taxable gain of $914 arising from the recognition of a death benefit from Company-owned life insurance (see Note 14).
(3)	Income from operations includes a gain of $1,161 arising from the settlement of a lease obligation (see Note 14).
(4)	Income from operations includes a charge of $835 arising from certain eligible employees’ acceptance of voluntary early retirement package (see Note 14).
(5)

Loss from operations includes a charge for the impairment of goodwill of $1,926 (see Note 8) and charges of $4,431, $700 and $149 for impairment of long-lived assets, litigation costs and lease termination costs, respectively (see Note 14).

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

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 28, 2020 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 28, 2020, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bassett Furniture Industries, Incorporated and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Bassett Furniture Industries, Incorporated and Subsidiaries’ internal control over financial reporting as of November 28, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Bassett Furniture Industries, Incorporated and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 28, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 28, 2020 and November 30, 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended November 28, 2020, and the related notes and schedule and our report dated January 21, 2021 expressed an unqualified opinion thereon.

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

January 21, 2021

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be contained in the Proxy Statement under the caption “Audit and Other Fees” is incorporated herein by reference thereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Bassett Furniture Industries, Incorporated and Subsidiaries Audited Consolidated Financial Statements for the years ended November 28, 2020, November 30, 2019 and November 24, 2018.

	(2)	Financial Statement Schedule:

		Schedule II- Analysis of Valuation and Qualifying Accounts for the years ended November 28, 2020, November 30, 2019 and November 24, 2018

	(3)	Listing of Exhibits

3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

3B.	By-laws as amended to date are incorporated herein by reference to Exhibit 3 to Form 8-K filed with the SEC on January 19, 2020.

4A.

Sixth Amended and Restated Credit Agreement with Truist Bank dated June 15, 2020 is incorporated herein by reference to Form 10-Q for the fiscal quarter ended May 30, 2020, filed July 9, 2020 Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

4B.	Description of Capital Stock is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 2019, filed January 23, 2020.

*10B.	Bassett Executive Deferred Compensation Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

*10C.	Bassett Supplemental Retirement Income Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

*10H.	Bassett Furniture Directors Compensation is incorporated herein by reference to Form 10-K for the fiscal year ended November 26, 2005.

*10K.	Bassett Furniture Industries, Inc. Amended and Restated 2010 Stock Incentive Plan is incorporated herein by reference to Schedule 14A, Exhibit A, filed on February 8, 2016.

*10L.

Form of Performance Share Award Agreement, Restricted Stock Award Agreement and Stock Option Award Agreement under the Bassett Furniture Industries, Inc. 2010 Stock Incentive Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 2013.

*10M.	Schedule of Terms for Employment Continuity Agreements with Certain Executive Officers is incorporated herein by reference to Form 10-Q for the quarterly period ended March 1, 2014.

*10N.	Restated Supplemental Retirement Income Plan, effective May 1, 2014, is incorporated herein by reference to Form 10-Q for the quarterly period ended May 31, 2014.

*10O.	Bassett Furniture Industries, Incorporated Management Savings Plan incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 5, 2017.

*10P.	Form of Long Term Cash Award under Bassett Furniture Industries, Incorporated Management Savings Plan incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on May 5, 2017.

21.	List of subsidiaries of the Registrant

23A.	Consent of Independent Registered Public Accounting Firm

31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement of the Company.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ Robert H. Spilman, Jr.	Date: January 21, 2021
Robert H. Spilman, Jr. President and Chief Executive Officer Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Emma S. Battle	Date: January 21, 2021
Emma S. Battle Director

By:	/s/ John R. Belk	Date: January 21, 2021
John R. Belk Director

By:	/s/ Kristina K. Cashman	Date: January 21, 2021
Kristina K. Cashman Director

By:	/s/ Virginia W. Hamlet	Date: January 21, 2021
Virginia W. Hamlet Director

By:	/s/ J. Walter McDowell	Date: January 21, 2021
J. Walter McDowell Director

By:	/s/ William C. Wampler, Jr.	Date: January 21, 2021
William C. Wampler, Jr. Director

By:	/s/ William C. Warden, Jr.	Date: January 21, 2021
William C. Warden, Jr. Director, Lead Independent Director

By:	/s/ J. Michael Daniel	Date: January 21, 2021
J. Michael Daniel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Bassett Furniture Industries, Incorporated

Schedule II

Analysis of Valuation and Qualifying Accounts
For the Years Ended November 28, 2020, November 30, 2019 and November 24, 2018
(amounts in thousands)

	Balance Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Other		Balance End of Period
For the Year Ended November 24, 2018:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$617	$339	$(252)	$50	(2)	$754

Notes receivable valuation reserves	$1,454	$-	$(1,077)	$-		$377

For the Year Ended November 30, 2019:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$754	$61	$-			$815

Notes receivable valuation reserves	$377	$-	$(18)	$-		$359

For the Year Ended November 28, 2020:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$815	$492	$(96)	$-		$1,211

Notes receivable valuation reserves	$359	$-	$(18)	$-		$341

(1) Deductions are for the purpose for which the reserve was created.
(2) Represents reserves of acquired business at date of acquisition.