Form 10-Q
period 2021-02-27
BASSETT FURNITURE INDUSTRIES INC
filed 2021-04-01
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2021

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

At March 26, 2021, 9,909,596 shares of common stock of the Registrant were outstanding.

1 of 32

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 32

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE PERIODS ENDED FEBRUARY 27, 2021 AND FEBRUARY 29, 2020 – UNAUDITED

(In thousands except per share data)

	Quarter Ended

	February 27, 2021	February 29, 2020
Sales revenue:
Furniture and accessories	$101,655	$98,942
Logistics	12,018	13,178
Total sales revenue	113,673	112,120

Cost of furniture and accessories sold	48,252	45,270

Selling, general and administrative expenses	59,400	64,640
Income from operations	6,021	2,210

Other loss, net	(337)	(362)
Income before income taxes	5,684	1,848

Income tax expense	1,673	638

Net income	$4,011	$1,210

Basic earnings per share	$0.40	$0.12

Diluted earnings per share	$0.40	$0.12

Regular dividends per share	$0.125	$0.125

Special dividend per share	$0.25	$-

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 32

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED FEBRUARY 27, 2021 AND FEBRUARY 29, 2020 – UNAUDITED

(In thousands)

	Quarter Ended

	February 27, 2021	February 29, 2020

Net income	$4,011	$1,210
Other comprehensive income:
Amortization associated with Long Term Cash Awards (LTCA)	36	31
Income taxes related to LTCA	(9)	(8)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	11	2
Income taxes related to SERP	(3)	-

Other comprehensive income, net of tax	35	25

Total comprehensive income	$4,046	$1,235

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 32

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 27, 2021 AND NOVEMBER 28, 2020

(In thousands)

	(Unaudited)
	February 27, 2021	November 28, 2020
Assets
Current assets
Cash and cash equivalents	$45,033	$45,799
Short-term investments	17,715	17,715
Accounts receivable, net	24,720	22,340
Inventories	62,936	54,886
Recoverable income taxes	8,831	9,666
Other current assets	11,798	10,272
Total current assets	171,033	160,678

Property and equipment, net	92,772	90,917

Deferred income taxes	3,749	4,587
Goodwill and other intangible assets	23,732	23,827
Right of use assets under operating leases	111,700	116,903
Other	5,975	5,637
Total long-term assets	145,156	150,954
Total assets	$408,961	$402,549

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$28,172	$23,426
Accrued compensation and benefits	14,418	16,964
Customer deposits	44,674	39,762
Current portion operating lease obligations	27,088	27,078
Other current liabilites and accrued expenses	13,088	11,141
Total current liabilities	127,440	118,371

Long-term liabilities
Post employment benefit obligations	12,347	12,089
Long-term portion of operating lease obligations	105,990	111,972
Other long-term liabilities	5,483	2,087
Total long-term liabilities	123,820	126,148

Stockholders’ equity
Common stock	49,567	49,714
Retained earnings	109,493	109,710
Accumulated other comprehensive loss	(1,359)	(1,394)
Total stockholders' equity	157,701	158,030
Total liabilities and stockholders’ equity	$408,961	$402,549

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 32

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED FEBRUARY 27, 2021 AND FEBRUARY 29, 2020 – UNAUDITED

(In thousands)

	Quarter Ended
	February 27, 2021	February 29, 2020
Operating activities:
Net income	$4,011	$1,210
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,331	3,623
Gain on lease modification	(20)	(152)
(Gain) loss on sale of property and equipment	(4)	(58)
Deferred income taxes	826	(125)
Other, net	274	321
Changes in operating assets and liabilities:
Accounts receivable	(2,380)	(1,873)
Inventories	(8,050)	(1,213)
Other current assets	(768)	(536)
Right of use assets under operating leases	6,340	6,721
Customer deposits	4,912	(1,292)
Accounts payable and other liabilities	3,584	(2,266)
Obligations under operating leases	(7,072)	(9,603)
Net cash provided by (used in) operating activities	4,984	(5,243)

Investing activities:
Purchases of property and equipment	(895)	(1,340)
Proceeds from sales of property and equipment	8	1,697
Purchases of investments	-	(241)
Other	(302)	(193)
Net cash used in investing activities	(1,189)	(77)

Financing activities:
Cash dividends	(3,718)	(1,260)
Other issuance of common stock	83	75
Repurchases of common stock	(534)	(766)
Taxes paid related to net share settlement of equity awards	(219)	(215)
Repayments of finance lease obligations	(173)	(12)
Repayments of notes payable	-	-
Net cash used in financing activities	(4,561)	(2,178)
Change in cash and cash equivalents	(766)	(7,498)
Cash and cash equivalents - beginning of period	45,799	19,687
Cash and cash equivalents - end of period	$45,033	$12,189

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 27, 2021
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

Recently Adopted Accounting Pronouncements

Effective as of the beginning of fiscal 2021, we have adopted Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance in ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. We determined that the guidance in ASU 2016-13 applied to our trade receivables and contract assets, and that there was no material impact to our financial condition or results of operations as a result of the adoption.

Effective as of the beginning of fiscal 2021, we have adopted Accounting Standards Update No. 2018-15, Accounting Standards Update No. 2018-15 – Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. We adopted ASU 2018-15 on a prospective basis and the adoption did not have a material impact upon our financial position or results of operations.

Impact of the COVID-19 Pandemic Upon our Financial Condition and Results of Operations

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures had a significant adverse impact upon many sectors of the economy, including non-essential retail commerce, beginning in our second fiscal quarter of 2020. Therefore, our results of operations for the quarter ended February 29, 2020 were not impacted by COVID-19.

7 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 27, 2021
(Dollars in thousands except share and per share data)

During fiscal 2020, in response to the restrictive measures imposed by governmental authorities and for the protection of our employees and customers, we temporarily closed our dedicated stores, our manufacturing locations and many of our warehouses for several weeks primarily during the second fiscal quarter. This extended period of suspended operations had had a material adverse impact upon our results of operations during the second fiscal quarter and resulted in a significant net loss for the year ended November 28, 2020. However, since restarting our manufacturing operations and reopening stores, we have seen a significant improvement in business conditions which allowed us to return to overall profitability for the third and fourth fiscal quarters of 2020 continuing into the first quarter of fiscal 2021. Tempering these improvements are the continuing logistical challenges faced by the entire home furnishings industry resulting from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs.

Whereas most state and local governments have eased restrictions on commercial retail activity and mass vaccination programs in the U.S. are underway, it is nevertheless possible that a resurgence in COVID-19 cases could prompt a return to tighter restrictions in certain areas of the country. Furthermore, while the home furnishings industry has fared much better during the pandemic than certain other sectors of the economy, continued economic weakness may eventually have an adverse impact upon our business, and order cancellations could result if the present delays in order fulfillment continue for an extended period of time. Therefore, significant uncertainty remains regarding the ongoing impact of the COVID-19 outbreak upon our financial condition and future results of operations, as well as upon the significant estimates and assumptions we utilize in reporting certain assets and liabilities.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three months ended February 27, 2021 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 28, 2020.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rates for the quarters ended February 27, 2021 and February 29, 2020 of 29.4% and 34.5%, respectively, differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including tax deficiencies of $135 and $114 during the quarters ended February 27, 2021 and February 29, 2020, respectively, arising from stock-based compensation.

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

Investments

Our short-term investments of $17,715 at February 27, 2021 and November 28, 2020 consisted of CDs. At February 27, 2021, the CDs had original terms averaging eight months, bearing interest at rates ranging from 0.05% to 1.20%. At February 27, 2021, the weighted average remaining time to maturity of the CDs was approximately five months and the weighted average yield of the CDs was approximately 0.12%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at February 27, 2021 and November 28, 2020 approximates their fair value.

8 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 27, 2021
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

We believe that the carrying amounts of our current assets and current liabilities approximate fair value due to the short-term nature of these items. Our primary non-recurring fair value estimates typically involve business acquisitions or the impairment of long-lived assets which involve a combination of Level 2 and Level 3 inputs.

4. Accounts Receivable

Accounts receivable consists of the following:

	February 27, 2021	November 28, 2020
Gross accounts receivable	$25,914	$23,551
Allowance for doubtful accounts	(1,194)	(1,211)
Accounts receivable, net	$24,720	$22,340

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis which is applied to accounts pooled on the basis of similar risk characteristics. Judgments are made with respect to the collectibility of accounts receivable within each pool based on historical experience, current payment practices and current economic trends based on our expectations over the expected life of the receivables, which is generally ninety days or less. Actual credit losses could differ from those estimates.

Activity in the allowance for doubtful accounts for the three months ended February 27, 2021 was as follows:

Balance at November 28, 2020	$1,211
Additions charged to expense	53
Write-offs against allowance	(70)
Balance at February 27, 2021	$1,194

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 3.

9 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 27, 2021
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

Inventories were comprised of the following:

	February 27, 2021	November 28, 2020
Wholesale finished goods	$29,620	$25,001
Work in process	650	516
Raw materials and supplies	17,188	14,836
Retail merchandise	29,040	27,946
Total inventories on first-in, first-out method	76,498	68,299
LIFO adjustment	(9,084)	(8,891)
Reserve for excess and obsolete inventory	(4,478)	(4,522)
	$62,936	$54,886

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 28, 2020	$3,421	$1,101	$4,522
Additions charged to expense	309	286	595
Write-offs	(364)	(275)	(639)
Balance at February 27, 2021	$3,366	$1,112	$4,478

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2021 and do not anticipate that our methodology is likely to change in the future.

10 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 27, 2021
(Dollars in thousands except share and per share data)

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	February 27, 2021
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(1,411)	$2,139
Technology - customized applications	834	(725)	109

Total intangible assets subject to amortization	$4,384	$(2,136)	2,248

Intangibles not subject to amortization:
Trade names			9,338
Goodwill			12,146

Total goodwill and other intangible assets			$23,732

	November 28, 2020
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(1,346)	$2,204
Technology - customized applications	834	(695)	139

Total intangible assets subject to amortization	$4,384	$(2,041)	2,343

Intangibles not subject to amortization:
Trade names			9,338
Goodwill			12,146

Total goodwill and other intangible assets			$23,827

The carrying amounts of goodwill by reportable segment at both February 27, 2021 and November 28, 2020 are as follows:

	Original	Accumulated
	Recorded	Impairment	Carrying
	Value	Losses	Amount

Wholesale	$9,188	$(1,971)	$7,217
Retail	1,926	(1,926)	-
Logistical services	4,929	-	4,929

Total goodwill	$16,043	$(3,897)	$12,146

11 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 27, 2021
(Dollars in thousands except share and per share data)

Amortization expense associated with intangible assets during the three months ended February 27, 2021 and February 29, 2020 was as follows:

	Quarter Ended
	February 27, 2021	February 29, 2020

Intangible asset amortization expense	$95	$95

Estimated future amortization expense for intangible assets that exist at February 27, 2021 is as follows:

Remainder of fiscal 2021	$284
Fiscal 2022	279
Fiscal 2023	259
Fiscal 2024	259
Fiscal 2025	259
Fiscal 2026	259
Thereafter	649
Total	$2,248

7. Bank Credit Facility

Our bank credit facility provides for a line of credit of up to $25,000. At February 27, 2021, we had $3,181 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,819. In addition, we have outstanding standby letters of credit with another bank totaling $325. The line bears interest at the rate of LIBOR plus 1.9%, with a fee of 0.25% charged for the unused portion of the line and is secured by a general lien on our accounts receivable and inventory. We were in compliance with all covenants under the agreement as of February 27, 2021 and expect to remain in compliance through the end of fiscal 2021. The credit facility matures on January 31, 2022.

8. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $8,525 and $8,565 as of February 27, 2021 and November 28, 2020, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to certain management employees in the amount of $400 each. The liability for the LTC Awards was $1,533 and $1,506 as of February 27, 2021 and November 28, 2020, respectively.

12 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 27, 2021
(Dollars in thousands except share and per share data)

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	February 27, 2021	November 28, 2020
Accrued compensation and benefits	$613	$613
Post employment benefit obligations	9,445	9,458

Total pension liability	$10,058	$10,071

Components of net periodic pension costs for our defined benefit plans for the three months ended February 27, 2021 and February 29, 2020 are as follows:

	Quarter Ended
	February 27, 2021	February 29, 2020
Service cost	$31	$43
Interest cost	48	67
Amortization of prior service costs	31	31
Amortization of loss	15	1

Net periodic pension cost	$125	$142

The components of net periodic pension cost other than the service cost component are included in other loss, net in our condensed consolidated statements of income.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,664 and $1,677 as of February 27, 2021 and November 28, 2020, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $1,533 and $1,250 as of February 27, 2021 and November 28, 2020, respectively.

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	February 27, 2021	November 28, 2020
Accrued compensation and benefits	$296	$296
Post employment benefit obligations	2,901	2,631

Total deferred compensation liability	$3,197	$2,927

13 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 27, 2021
(Dollars in thousands except share and per share data)

We recognized expense under our deferred compensation arrangements during the three months ended February 27, 2021 and February 29, 2020 as follows:

	Quarter Ended
	February 27, 2021	February 29, 2020
Deferred compensation expense	$153	$96

9. Commitments and Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

10. Lease Guarantees

We have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to three years. We were contingently liable under licensee lease obligation guarantees in the amounts of $2,064 and $1,811 at February 27, 2021 and November 28, 2020, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at February 27, 2021 and November 28, 2020 was not material.

11. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended February 27, 2021:

Basic loss per share	$4,011	9,919,518	$0.40
Add effect of dilutive securities:
Options and restricted shares	-	20,287	-
Diluted loss per share	$4,011	9,939,805	$0.40

For the quarter ended February 29, 2020:

Basic earnings per share	$1,210	10,027,227	$0.12
Add effect of dilutive securities:
Options and restricted shares	-	25,969	-
Diluted earnings per share	$1,210	10,053,196	$0.12

14 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 27, 2021
(Dollars in thousands except share and per share data)

For the three months ended February 27, 2021 and February 29, 2020, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended
	February 27, 2021	February 29, 2020

Unvested shares	-	34,000

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

●

Logistical services. Our logistical services segment reflects the operations of Zenith. In addition to providing shipping and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistical services revenue in our condensed consolidated statements of income. Zenith’s total operating costs, including those associated with providing logistical services to the Company as well as to third-party customers, are included in selling, general and administrative expenses and were $19,621 and $20,480 for the three months ended February 27, 2021 and February 29, 2020, respectively.

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

15 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 27, 2021
(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended
	February 27, 2021	February 29, 2020
Sales Revenue
Wholesale	$70,264	$65,017
Retail - Company-owned stores	60,395	65,846
Logistical services	20,081	21,315
Inter-company eliminations:
Furniture and accessories	(29,004)	(31,921)
Logistical services	(8,063)	(8,137)
Consolidated	$113,673	$112,120

Income (Loss) from Operations
Wholesale	$4,797	$2,713
Retail - Company-owned stores	1,094	(1,249)
Logistical services	459	835
Inter-company elimination	(329)	(89)
Consolidated	$6,021	$2,210

Depreciation and Amortization
Wholesale	$798	$809
Retail - Company-owned stores	1,516	1,730
Logistical services	1,017	1,084
Consolidated	$3,331	$3,623

Capital Expenditures
Wholesale	$757	$422
Retail - Company-owned stores	18	561
Logistical services	120	357
Consolidated	$895	$1,340

	As of	As of
Identifiable Assets	February 27, 2021	November 28, 2020
Wholesale	$177,204	$176,243
Retail - Company-owned stores	168,840	169,105
Logistical services	62,917	57,201
Consolidated	$408,961	$402,549

Wholesale shipments by type

	Quarter Ended
	February 27, 2021		February 29, 2020

Bassett Custom Upholstery	$43,348	61.7%	$40,033	61.6%
Bassett Leather	7,587	10.8%	4,700	7.2%
Bassett Custom Wood	11,543	16.4%	11,290	17.4%
Bassett Casegoods	7,786	11.1%	8,994	13.8%
Total	$70,264	100.0%	$65,017	100.0%

16 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 27, 2021
(Dollars in thousands except share and per share data)

13. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected upon delivery. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $44,674 and $39,762 as of February 27, 2021 and November 28, 2020, respectively. Approximately 76% of the customer deposits held at November 28, 2020 related to performance obligations that were satisfied during the current year-to-date period and have therefore been recognized in revenue for the quarter ended February 27, 2021.

For our logistical services segment, line-haul freight revenue is recognized as services are performed and are billed to the customer upon the completion of delivery to the destination. Because the customer receives the benefits of these services as the freight is in transit from point of origin to destination, we recognize revenue using a percentage of completion method based on our estimate of the amount of time freight has been in transit as of the reporting date compared with our estimate of the total required time for the deliveries. The balances of assets recognized for shipping revenues earned but not billed as of February 27, 2021 and November 28, 2020 were not material. Warehousing services revenue is based upon warehouse space occupied by a customer’s goods and inventory movements in and out of a warehouse and is recognized as such services are provided and billed to the customer concurrently in the same period.

We exclude from revenue all amounts collected from customers for sales tax. We do not disclose amounts allocated to remaining unsatisfied performance obligations as they are expected to be satisfied within one year or less.

See Note 12, Segment Information, for disaggregated revenue information.

17 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 27, 2021
(Dollars in thousands except share and per share data)

14. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three months ended February 27, 2021 and February 29, 2020:

	February 27, 2021	February 29, 2020
Common Stock:

Beginning of period	$49,714	$50,581
Issuance of common stock	31	29
Forfeited shares	-	(35)
Purchase and retirement of common stock	(178)	(402)
End of period	$49,567	$50,173

Common Shares Issued and Outstanding:

Beginning of period	9,942,787	10,116,291
Issuance of common stock	6,221	5,743
Forfeited shares	-	(7,000)
Purchase and retirement of common stock	(35,512)	(80,443)
End of period	9,913,496	10,034,591

Additional Paid-in Capital:

Beginning of period	$-	$195
Issuance of common stock	52	46
Forfeited shares	-	35
Purchase and retirement of common stock	(66)	(361)
Stock based compensation	14	85
End of period	$-	$-

Retained Earnings:

Beginning of period	$109,710	$129,130
Cumulative effect of a change in accounting principal	-	(3,785)
Net income for the period	4,011	1,210
Purchase and retirement of common stock	(509)	(217)
Cash dividends declared	(3,719)	(1,260)
End of period	$109,493	$125,078

Accumulated Other Comprehensive Loss:

Beginning of period	$(1,394)	$(1,236)
Amortization of pension costs, net of tax	35	25
End of period	$(1,359)	$(1,211)

18 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 27, 2021
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

19 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 27, 2021
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

•	competitive conditions in the home furnishings industry

•	overall retail traffic levels and consumer demand for home furnishings

•	ability of our customers and consumers to obtain credit

•	the profitability of the Bassett stores (independent licensees and Company-owned retail stores) which may result in future store closings

•

ability to implement our Company-owned retail strategies and realize the benefits from such strategies, including our initiatives to expand and improve our digital marketing capabilities, as they are implemented

•

fluctuations in the cost and availability of raw materials, fuel, labor and sourced products, including those which may result from supply chain disruptions and the imposition of new or increased duties, tariffs, retaliatory tariffs and trade limitations with respect to foreign-sourced products

•	results of marketing and advertising campaigns

•

effectiveness and security of our information and technology systems and possible disruptions due to cybersecurity threats, including any impacts from a network security incident; and the sufficiency of our insurance coverage, including cybersecurity insurance.

•	future tax legislation, or regulatory or judicial positions

•	ability to efficiently manage the import supply chain to minimize business interruption

•

concentration of domestic manufacturing, particularly of upholstery products, and the resulting exposure to business interruption from accidents, weather and other events and circumstances beyond our control

•	general risks associated with providing freight transportation and other logistical services through our wholly owned subsidiary, Zenith Freight Lines, LLC

Additionally, other risks that could cause actual results to differ materially from those contemplated by such forward-looking statements are set forth in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended November 28, 2020.

20 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 27, 2021
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

With 97 BHF stores at February 27, 2021, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

The BHF stores feature custom order furniture, free in-home or virtual design visits (“home makeovers”) and coordinated decorating accessories.  Our philosophy is based on building strong long-term relationships with each customer.  Salespeople are referred to as “Design Consultants” and are trained to evaluate customer needs and provide comprehensive solutions for their home decor.  Until a rigorous training and design certification program is completed, Design Consultants are not authorized to perform in-home or virtual design services for our customers.

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

During fiscal 2018, we acquired Lane Venture, a manufacturer and distributor of premium outdoor furniture which is operated as a component of our wholesale segment. This acquisition marked our entry into the market for outdoor furniture and we believe that Lane Venture has provided a foundation for us to become a significant participant in this category. Our strategy is to distribute this brand outside of our BHF store network only.

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

21 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 27, 2021
(Dollars in thousands except share and per share data)

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. Customer acquisition resulting from our digital outreach strategies increased our traffic to the website by 53% and web orders by 55% for the first quarter of 2021 as compared to 2020. Digital advertising continues to dominate our marketing expenditures as we continue to spend less in traditional television and direct mail advertising. We expect to continue investing in our website to improve the navigation and the ordering capabilities to increase web sales. Much of our current product offerings highlight the breadth and depth of our custom furniture capabilities which are difficult to show and sell online. We plan to expand our merchandising strategies to include more product that can be more easily purchased online with or without a store visit. While we work to increase web sales, we will not compromise on our in-store experience or the quality of our in-home makeover capabilities.

We also continue to re-examine the performance of every one of our stores. Store traffic has been declining for three years and the effect on our retail model has become increasingly challenging. We believe that on a market-by-market basis, there will be fewer stores in the future. We will continue to evaluate store-by-store performance as we seek the optimal store count in the markets in which we compete at retail.

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

We also plan to heavily emphasize our “Made in America” story and utilize locally harvested and organic materials when possible. As part of this, we recently rebranded our premier Custom Upholstery line to be part of the Bench Made program emphasizing that those products are artisan crafted with exceptional domestic materials and are made to order. In addition, we expanded our Bench Made solid wood dining offerings to provide a sleeker more contemporary styling product to complement our initial Bench Made dining offerings.

Impact of the COVID-19 Pandemic Upon Our Financial Condition and Results of Operations

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures had a significant adverse impact upon many sectors of the economy, including non-essential retail commerce, beginning in our second fiscal quarter of 2020. Therefore, our results of operations for the quarter ended February 29, 2020 were not impacted by COVID-19.

In response to the above and for the protection of our employees and customers, we temporarily closed our dedicated BHF stores, our manufacturing locations and many of our warehouses for several weeks primarily during the second fiscal quarter of 2020. The disruption to our operations caused by the COVID-19 pandemic resulted in a significant loss for the second quarter of fiscal 2020 which drove the loss for the full year of fiscal 2020 despite our return to profitability during the third and fourth fiscal quarters.

However, since restarting the manufacturing operations and reopening stores, the pace of incoming wholesale orders from both the retail stores and our independent dealers outside the BHF store network have far exceeded our post reopening forecasts. Wholesale orders for the first quarter of 2021 increased 44% as compared to the pre-pandemic levels of the first quarter of fiscal 2020. While our manufacturing operations, primarily our upholstery division, and shipping operations have not been able to keep pace with the incoming order level, we were able to generate net income of $4,011 and operating cash flow of $4,984 for the quarter ended February 27, 2021.

We continue to closely monitor the COVID-19 pandemic and the potential effects on the economy, the consumer and our business. While the rate of incoming orders at both our wholesale and retail segments is currently strong, there are continuing logistical challenges faced by us and the entire home furnishings industry resulting from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. Although unable to predict with certainty, we expect gradual decreases in wholesale and retail backlogs over the remainder of 2021 driven by an anticipated lower rate of future incoming orders coupled with increased manufacturing and shipping activity. While the home furnishings industry has fared much better during the pandemic than other sectors of the economy, the speed and direction of the economic recovery remains largely dependent upon the success of mass vaccination programs and the declining trend in COVID-19 cases, and any interruption or reversal of these trends may yet have an additional adverse impact upon our business. The timing of any future actions by us in response to COVID-19 is largely dependent on the mitigation of the spread of the virus, the speed with which vaccinations are disseminated, status of government orders, directives and guidelines, recovery of the business environment, economic conditions, and consumer demand for our products.

22 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 27, 2021
(Dollars in thousands except share and per share data)

Results of Operations – Quarter ended February 27, 2021 compared with the quarter ended February 29, 2020:

Net sales of furniture and accessories, logistics revenue, cost of furniture and accessories sold, selling, general and administrative (SG&A) expense and income from operations were as follows for the three months ended February 27, 2021 and February 29, 2020:

	Quarter Ended				Change
	February 27, 2021		February 29, 2020		Dollars	Percent

Sales revenue:
Furniture and accessories	$101,655	89.4%	$98,942	88.2%	$2,713	2.7%
Logistics revenue	12,018	10.6%	13,178	11.8%	(1,160)	-8.8%
Total sales revenue	113,673	100.0%	112,120	100.0%	1,553	1.4%
Cost of furniture and accessories sold	48,252	42.4%	45,270	40.4%	2,982	6.6%
SG&A expenses	59,400	52.3%	64,640	57.7%	(5,240)	-8.1%

Income from operations	$6,021	5.3%	$2,210	2.0%	$3,811	172.4%

Refer to the segment information which follows for a discussion of the significant factors and trends affecting our results of operations for the three months ended February 27, 2021 as compared with the prior year period.

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

23 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 27, 2021
(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income from operations in the consolidation of our segment results:

	Quarter Ended February 27, 2021
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$70,264	$60,395	$-	$(29,004	)(1)	$101,655
Logistics	-	-	20,081	(8,063	)(2)	12,018
Total sales revenue	70,264	60,395	20,081	(37,067)		113,673
Cost of furniture and accessories sold	47,288	29,309	-	(28,345	)(3)	48,252
SG&A expense	18,179	29,992	19,622	(8,393	)(4)	59,400
Income from operations	$4,797	$1,094	$459	$(329)		$6,021

	Quarter Ended February 29, 2020
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$65,017	$65,846	$-	$(31,921	)(1)	$98,942
Logistics	-	-	21,315	(8,137	)(2)	13,178
Total sales revenue	65,017	65,846	21,315	(40,058)		112,120
Cost of furniture and accessories sold	43,877	32,906	-	(31,513	)(3)	45,270
SG&A expense	18,427	34,189	20,480	(8,456	)(4)	64,640
Income (loss) from operations	$2,713	$(1,249)	$835	$(89)		$2,210

Notes to segment consolidation table:

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale segment.
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

(4)

Represents the elimination of rent paid by our retail stores occupying Company-owned real estate, and the elimination of logisitcal services charged by Zenith to Bassett's wholesale segment as follows:

	Quarter Ended
	February 27, 2021	February 29, 2020

Intercompany logistical services	$(8,063)	$(8,137)
Intercompany rents	(330)	(319)

Total SG&A expense elimination	$(8,393)	$(8,456)

24 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 27, 2021
(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the periods ended February 27, 2021 and February 29, 2020 are as follows:

	Quarter Ended				Change
	February 27, 2021		February 29, 2020		Dollars	Percent

Net sales	$70,264	100.0%	$65,017	100.0%	$5,247	8.1%
Gross profit	22,976	32.7%	21,140	32.5%	1,836	8.7%
SG&A expenses	18,179	25.9%	18,427	28.3%	(248)	-1.3%

Income from operations	$4,797	6.8%	$2,713	4.2%	$2,084	76.8%

Analysis of Results - Wholesale

Net sales for the three months ended February 27, 2021 increased $5,247 or 8.1% over the prior year period. Wholesale orders for the first quarter of 2021 increased 44% as compared to 2020 resulting in a wholesale backlog of $67,469 at February 27, 2021 as compared to $54,874 at November 28, 2020 and $14,617 at February 29, 2020. Wholesale orders from independent dealers increased 98% for the current quarter as compared to the prior year period driven by increases from existing dealers along with an expansion of the dealer base. In addition, orders from the Bassett Home Furnishings store network increased 14% while Lane Venture orders increased by 75%. As previously discussed, Bassett and most of the home furnishings industry has been faced with continuing logistical challenges from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. SG&A expenses as a percentage of sales decreased 240 basis points due to increased leverage of fixed costs due to higher sales volume coupled with various expense reductions implemented in the second and third quarters of fiscal 2020 in response to the COVID-19 pandemic.

Wholesale shipments by type:	Quarter Ended				Change
	February 27, 2021		February 29, 2020		Dollars	Percent

Bassett Custom Upholstery	$43,348	61.7%	$40,033	61.6%	$3,315	8.3%
Bassett Leather	7,587	10.8%	4,700	7.2%	2,887	61.4%
Bassett Custom Wood	11,543	16.4%	11,290	17.4%	253	2.2%
Bassett Casegoods	7,786	11.1%	8,994	13.8%	(1,208)	-13.4%
Total	$70,264	100.0%	$65,017	100.0%	$5,247	8.1%

25 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 27, 2021
(Dollars in thousands except share and per share data)

Retail – Company-owned Stores Segment

Results for the retail segment for the periods ended February 27, 2021 and February 29, 2020 are as follows:

	Quarter Ended				Change
	February 27, 2021		February 29, 2020		Dollars	Percent

Net sales	$60,395	100.0%	$65,846	100.0%	$(5,451)	-8.3%
Gross profit	31,086	51.5%	32,940	50.0%	(1,854)	-5.6%
SG&A expenses	29,992	49.7%	34,189	51.9%	(4,197)	-12.3%
Income (loss) from operations	$1,094	1.8%	$(1,249)	-1.9%	$2,343	N/M

Analysis of Results - Retail

Net sales for the three months ended February 27, 2021 declined $5,451 or 8.3% from the prior year period. Written sales, the value of sales orders taken, but not delivered, increased 4.1% for the quarter ended February 27, 2021 as compared to the prior year quarter in spite of having seven fewer stores in operation this year, resulting in a retail backlog of $64,806 at February 27, 2021 as compared to $57,041 at November 28, 2020 and $29,775 at February 29, 2020. As previously discussed, Bassett and most of the home furnishings industry has been faced with continuing logistical challenges from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. Gross margins for the first quarter of 2021 increased by 150 basis points primarily driven by lower levels of promotional activity coupled with improved margins on clearance activity. SG&A expenses for the first quarter of 2021 as a percentage of sales decreased by 220 basis points as compared to the first quarter of 2020. This was driven by workforce reductions, lower advertising spending, and overall cost containment activities. In addition, over the course of fiscal 2020 we closed seven unprofitable store locations, six of which were closed subsequent to the first quarter of 2020.

Logistical Services Segment

Results for our logistical services segment for the periods ended February 27, 2021 and February 29, 2020 are as follows:

	Quarter Ended				Change
	February 27, 2021		February 29, 2020		Dollars	Percent

Logistical services revenue	$20,081	100.0%	$21,315	100.0%	$(1,234)	-5.8%
Operating expenses	19,622	97.7%	20,480	96.1%	(858)	-4.2%
Income from operations	$459	2.3%	$835	3.9%	$(376)	-45.0%

Analysis of Operations – Logistical Services

Net revenues for the three months ended February 27, 2021 declined $1,234 or 5.8% from the prior year period. Operating profit declined for the first quarter of 2021 as compared to 2020 primarily due to higher warehousing labor costs as Zenith has been challenged to find and maintain freight-handling personnel in the warehousing operation due to the previously discussed COVID-related labor shortages, partially offset by improved fleet costs driven by lower fuel prices.

26 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 27, 2021
(Dollars in thousands except share and per share data)

Other Items Affecting Net Income

Other Loss, Net

Other loss, net, for the three months ended February 27, 2021 was $337 compared to $362 for the three months ended February 29, 2020, a decrease of $25. The net change was primarily due to reduced interest income from our investments in CDs along with higher interest expense resulting from additional finance leases, partially offset by lower net cost of Company-owned life insurance.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rates for the quarters ended February 27, 2021 and February 29, 2020 of 29.4% and 34.5%, respectively, differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including tax deficiencies of $135 and $114 during the quarters ended February 27, 2021 and February 29, 2020, respectively, arising from stock-based compensation.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations for the first quarter of fiscal 2021 was $4,984 compared to $5,243 used in operations for the first quarter of fiscal 2020, representing an increase in cash provided by operations of $10,277. This increase in operating cash flow is primarily due to higher operating income along with a substantial increase in customer deposits taken against unfilled orders, partially offset by other changes in working capital including increased investment in inventory as we work to fulfill our order backlog.

Our overall cash position decreased by $766 during the first quarter of fiscal 2021, compared to an overall decrease of $7,498 during the first quarter of fiscal 2020, an improvement of $6,732 over the prior year period. Partially offsetting the improvement in cash flows from operations, net cash used in investing activities during the first quarter of 2021 increased $1,112 to a net use of $1,189 compared to a net use of $77 for the prior year period. This increase was primarily due to proceeds from the sale of our closed Gulfport store location included in the first quarter of 2020 partially offset by lower capital expenditures in the current year. Net cash used in financing activities during the first quarter of 2021 increased $2,383 to a net use of $4,561 as compared to a net use of $2,178 for the prior year period, primarily due to a special dividend of $2,479 declared and paid during the first quarter of 2021. Share repurchases totaled $534 during the first quarter of fiscal 2021 as compared to $766 repurchased during the first quarter of fiscal 2020. As of February 27, 2021, $7,897 remains authorized under our existing share repurchase plan. With cash and cash equivalents and short-term investments totaling $62,748 on hand at February 27, 2021, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Our bank credit facility provides for a line of credit of up to $25,000. At February 27, 2021, we had $3,181 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,819. In addition, we have outstanding standby letters of credit with another bank totaling $325. The line bears interest at the rate of LIBOR plus 1.9%, with a fee of 0.25% charged for the unused portion of the line and is secured by a general lien on our accounts receivable and inventory. We were in compliance with all covenants under the agreement as of February 27, 2021 and expect to remain in compliance through the end of fiscal 2021. The credit facility matures on January 31, 2022.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services and retail segments. The present value of our obligations for leases with terms in excess of one year at February 27, 2021 is $139,434 and is included in our accompanying condensed consolidated balance sheet at February 27, 2021. We were contingently liable under licensee lease obligation guarantees in the amount of $2,064 at February 27, 2021. Remaining terms under these lease guarantees range from approximately one to three years. See Note 10 to our condensed consolidated financial statements for additional details regarding our lease guarantees.

27 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 27, 2021
(Dollars in thousands except share and per share data)

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations and occupied by Company-owned retail stores. Such real estate is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and consists of eight properties with an aggregate square footage of 201,096 and a net book value of $17,211 at February 27, 2021.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended November 28, 2020.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. In addition, we have guaranteed certain lease obligations of licensee operators for some of their store locations. See Note 10 to our condensed consolidated financial statements for further discussion of lease guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

Contingencies

We are involved in various legal and environmental matters, which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 9 to our condensed consolidated financial statements for further information regarding certain contingencies as of February 27, 2021.

Item 3. Quantitative and Qualitative Disclosure about Market Risk:

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars would not be material to our results from operations in fiscal 2021.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $17,211 at February 27, 2021 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $2,064 which we have guaranteed on behalf of licensees as of February 27, 2021 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations, warehouse and distribution facilities. At February 27, 2021, the unamortized balance of such right-of-use assets totaled $103,257. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

28 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 27, 2021
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

29 of 32

PART II - OTHER INFORMATION
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
FEBRUARY 27, 2021
(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, for the three months ended February 27, 2021 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased		Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

November 28, 2020 - January 2, 2021	-		$-	-	$8,431
January 3 - January 30, 2021	12,850	(2)	$20.12	2,000	$8,391
January 31 - February 27, 2021	22,662		$21.79	22,662	$7,897

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 3, 2018, the Board of Directors increased the remaining limit of the repurchase plan to $20,000. At February 27, 2021 $7,897 remains available for share repurchases under the plan.

(2)	Includes 10,850 shares which were tendered by employees to satisfy tax withholding obligations on vested restricted stock.

Item 3. Defaults Upon Senior Securities

None.

Item 6. Exhibits

a.	Exhibits:

Exhibit 3a – Articles of Incorporation as amended to date are incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended February 28, 1994.

Exhibit 3b – By-laws as amended to date are incorporated herein by reference to Exhibit 3 to Form 8-K filed with the SEC on January 19, 2021.

Exhibit 4 –Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

30 of 32

PART II - OTHER INFORMATION
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
FEBRUARY 27, 2021
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

31 of 32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/	Robert H. Spilman, Jr.
Robert H. Spilman, Jr., Chairman and Chief Executive Officer
April 1, 2021

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer April 1, 2021

32 of 32