Form 10-Q/A
period 2021-02-27
BASSETT FURNITURE INDUSTRIES INC
filed 2021-04-01
CIK 10329

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

1 of 33

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended February 27, 2021, filed with the Securities and Exchange Commission on April 1, 2021 (the “Form 10-Q”), is to furnish an updated Form 10-Q to reflect certain edits inadvertently omitted by our financial printing and EDGAR filing service provider to the financial statements, footnotes to financial statements and Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (the MD&A). These edits involved certain minor fixes to captions in the financial statements, the elimination of an unnecessary line item in the condensed consolidated statement of cash flows, and to add additional detail in the MD&A concerning the impact of raw material cost inflation and supply chain disruptions on our business. There were no changes to our financial condition, results of operations or cash flows as a result of these edits. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

2 of 33

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

3 of 33

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

4 of 33

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

5 of 33

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

6 of 33

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED FEBRUARY 27, 2021 AND FEBRUARY 29, 2020 – UNAUDITED

(In thousands)

	Quarter Ended
	February 27, 2021	February 29, 2020
Operating activities:
Net income	$4,011	$1,210
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,331	3,623
Gain on lease modification	(20)	(152)
Gain on sale of property and equipment	(4)	(58)
Deferred income taxes	826	(125)
Other, net	274	321
Changes in operating assets and liabilities:
Accounts receivable	(2,380)	(1,873)
Inventories	(8,050)	(1,213)
Other current assets	(768)	(536)
Right of use assets under operating leases	6,340	6,721
Customer deposits	4,912	(1,292)
Accounts payable and other liabilities	3,584	(2,266)
Obligations under operating leases	(7,072)	(9,603)
Net cash provided by (used in) operating activities	4,984	(5,243)

Investing activities:
Purchases of property and equipment	(895)	(1,340)
Proceeds from sales of property and equipment	8	1,697
Purchases of investments	-	(241)
Other	(302)	(193)
Net cash used in investing activities	(1,189)	(77)

Financing activities:
Cash dividends	(3,718)	(1,260)
Other issuance of common stock	83	75
Repurchases of common stock	(534)	(766)
Taxes paid related to net share settlement of equity awards	(219)	(215)
Repayments of finance lease obligations	(173)	(12)
Net cash used in financing activities	(4,561)	(2,178)
Change in cash and cash equivalents	(766)	(7,498)
Cash and cash equivalents - beginning of period	45,799	19,687
Cash and cash equivalents - end of period	$45,033	$12,189

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

7 of 33

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

Recently Adopted Accounting Pronouncements

Effective as of the beginning of fiscal 2021, we have adopted Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance in ASU 2016-13 replaces the incurred loss impairment methodology under previous GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. We determined that the guidance in ASU 2016-13 applied to our trade receivables and contract assets, and that there was no material impact to our financial condition or results of operations as a result of the adoption.

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

8 of 33

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 27, 2021
(Dollars in thousands except share and per share data)

During fiscal 2020, in response to the restrictive measures imposed by governmental authorities and for the protection of our employees and customers, we temporarily closed our dedicated stores, our manufacturing locations and many of our warehouses for several weeks primarily during the second fiscal quarter. This extended period of suspended operations had a material adverse impact upon our results of operations during the second fiscal quarter and resulted in a significant net loss for the year ended November 28, 2020. However, since restarting our manufacturing operations and reopening stores, we have seen a significant improvement in business conditions which allowed us to return to overall profitability for the third and fourth fiscal quarters of 2020 continuing into the first quarter of fiscal 2021. Tempering these improvements are the continuing logistical challenges faced by the entire home furnishings industry resulting from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs.

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

9 of 33

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

10 of 33

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

11 of 33

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

12 of 33

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

13 of 33

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

14 of 33

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

11. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended February 27, 2021:

Basic earnings per share	$4,011	9,919,518	$0.40
Add effect of dilutive securities:
Options and restricted shares	-	20,287	-
Diluted earnings per share	$4,011	9,939,805	$0.40

For the quarter ended February 29, 2020:

Basic earnings per share	$1,210	10,027,227	$0.12
Add effect of dilutive securities:
Options and restricted shares	-	25,969	-
Diluted earnings per share	$1,210	10,053,196	$0.12

15 of 33

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

16 of 33

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

17 of 33

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

18 of 33

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

19 of 33

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

20 of 33

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

21 of 33

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

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 119-year history has instilled the principles of quality, value, and integrity in everything we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and meet the demands of a global economy.

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

22 of 33

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

Since restarting the manufacturing operations and reopening stores, the pace of incoming wholesale orders from both the retail stores and our independent dealers outside the BHF store network have far exceeded our post reopening forecasts. Wholesale orders for the first quarter of 2021 increased 44% as compared to the pre-pandemic levels of the first quarter of fiscal 2020. However, supply chain disruptions causing shortages of various raw materials, including fabric, foam and plywood, coupled with logistical challenges have created significant delays in order fulfillment resulting in abnormally high backlogs. In addition, inflationary pressures throughout the supply chain have resulted in us implementing multiple wholesale price increases over the last few months. We expect that wholesale gross margins will be slightly impacted in the second quarter as we cycle through the backlog. We also expect the supply chain issues will subside somewhat by the end of May as suppliers continue to increase production.

To address our growing backlog, we have made the commitment to open another upholstery manufacturing facility in Newton, NC, adjacent to our existing 500,000 square foot complex. Production from this additional 123,000 square foot facility should begin by June 1 and will be dedicated to our opening price point “Everyday Value” product. The added space will also allow us to expand our Bench Made motion program, previously referred to as Magnificent Motion, that has exceeded our sales projections since its debut in early 2020.

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

23 of 33

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

24 of 33

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

25 of 33

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

26 of 33

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

Analysis of Results - Retail

Net sales for the three months ended February 27, 2021 declined $5,451 or 8.3% from the prior year period. Written sales, the value of sales orders taken, but not delivered, increased 4.1% for the quarter ended February 27, 2021 as compared to the prior year quarter in spite of having six fewer stores in operation this year, resulting in a retail backlog of $64,806 at February 27, 2021 as compared to $57,041 at November 28, 2020 and $29,775 at February 29, 2020. As previously discussed, Bassett and most of the home furnishings industry has been faced with continuing logistical challenges from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. Gross margins for the first quarter of 2021 increased by 150 basis points primarily driven by lower levels of promotional activity coupled with improved margins on clearance activity. SG&A expenses for the first quarter of 2021 as a percentage of sales decreased by 220 basis points as compared to the first quarter of 2020. This was driven by workforce reductions, lower advertising spending, and overall cost containment activities. In addition, over the course of fiscal 2020 we closed seven unprofitable store locations, six of which were closed subsequent to the first quarter of 2020.

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

27 of 33

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

28 of 33

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

29 of 33

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

30 of 33

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

31 of 33

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

32 of 33

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

33 of 33