Form 10-Q
period 2021-05-29
BASSETT FURNITURE INDUSTRIES INC
filed 2021-07-01
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2021

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

At June 25, 2021, 9,798,359 shares of common stock of the Registrant were outstanding.

1 of 39

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE

	PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of May 29, 2021 (unaudited) and November 28, 2020 and for the three and six months ended May 29, 2021 (unaudited) and May 30, 2020 (unaudited)

	Condensed Consolidated Statements of Operations	3

	Condensed Consolidated Statements of Comprehensive Income (Loss)	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

3.	Quantitative and Qualitative Disclosures About Market Risk	35

4.	Controls and Procedures	36

	PART II - OTHER INFORMATION

1.	Legal Proceedings	37

2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	37

3.	Defaults Upon Senior Securities	37

6.	Exhibits	38

2 of 39

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED MAY 29, 2021 AND MAY 30, 2020 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Six Months Ended

	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Sales revenue:
Furniture and accessories	$109,997	$53,000	$211,652	$151,942
Logistical services	14,062	10,801	26,080	23,979
Total sales revenue	124,059	63,801	237,732	175,921

Cost of furniture and accessories sold	52,911	29,452	101,163	74,722

Selling, general and administrative expenses	50,001	37,730	97,843	90,027
Cost of logistical services	12,768	12,643	24,326	24,986
Asset impairment charges	-	12,184	-	12,184
Goodwill impairment charge	-	1,971	-	1,971
Litigation expense	-	1,050	-	1,050
Income (loss) from operations	8,379	(31,229)	14,400	(29,019)

Other loss, net	(332)	(765)	(669)	(1,127)
Income (loss) before income taxes	8,047	(31,994)	13,731	(30,146)

Income tax expense (benefit)	2,073	(11,642)	3,746	(11,004)

Net income (loss)	$5,974	$(20,352)	$9,985	$(19,142)

Basic earnings (loss) per share	$0.60	$(2.04)	$1.01	$(1.92)

Diluted earnings (loss) per share	$0.60	$(2.04)	$1.01	$(1.92)

Regular dividends per share	$0.125	$0.125	$0.25	$0.25

Special dividend per share	$-	$-	$0.25	$-

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 39

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE PERIODS ENDED MAY 29, 2021 AND MAY 30, 2020 – UNAUDITED

(In thousands)

	Quarter Ended		Six Months Ended

	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020

Net income (loss)	$5,974	$(20,352)	$9,985	$(19,142)
Other comprehensive income:
Amortization associated with
Long Term Cash Awards (LTCA)	36	31	72	63
Income taxes related to LTCA	(9)	(8)	(18)	(16)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	11	2	22	3
Income taxes related to SERP	(3)	-	(6)	(1)

Other comprehensive income, net of tax	35	25	70	49

Total comprehensive income (loss)	$6,009	$(20,327)	$10,055	$(19,093)

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 39

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 29, 2021 AND NOVEMBER 28, 2020

(In thousands)

	(Unaudited)
	May 29, 2021	November 28, 2020
Assets
Current assets
Cash and cash equivalents	$45,776	$45,799
Short-term investments	17,715	17,715
Accounts receivable, net	25,882	22,340
Inventories	67,301	54,886
Recoverable income taxes	7,789	9,666
Other current assets	12,008	10,272
Total current assets	176,471	160,678

Property and equipment, net	92,581	90,917

Deferred income taxes	3,362	4,587
Goodwill and other intangible assets	23,637	23,827
Right of use assets under operating leases	116,357	116,903
Other	6,071	5,637
Total long-term assets	149,427	150,954
Total assets	$418,479	$402,549

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$28,522	$23,426
Accrued compensation and benefits	14,124	16,964
Customer deposits	47,911	39,762
Current portion operating lease obligations	27,358	27,078
Other current liabilites and accrued expenses	12,534	11,141
Total current liabilities	130,449	118,371

Long-term liabilities
Post employment benefit obligations	12,398	12,089
Long-term portion of operating lease obligations	109,832	111,972
Other long-term liabilities	5,538	2,087
Total long-term liabilities	127,768	126,148

Stockholders’ equity
Common stock	49,262	49,714
Retained earnings	112,325	109,710
Accumulated other comprehensive loss	(1,325)	(1,394)
Total stockholders' equity	160,262	158,030
Total liabilities and stockholders’ equity	$418,479	$402,549

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 39

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 29, 2021 AND MAY 30, 2020 – UNAUDITED

(In thousands)

	Six Months Ended
	May 29, 2021	May 30, 2020
Operating activities:
Net income (loss)	$9,985	$(19,142)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,893	7,239
Gain on lease modification	-	(152)
Asset impairment charges	-	12,184
Goodwill impairment charge	-	1,971
Inventory valuation charges	1,100	2,936
Bad debt valuation charges (recoveries)	(43)	1,074
Deferred income taxes	1,201	(521)
Other, net	255	673
Changes in operating assets and liabilities:
Accounts receivable	(3,399)	2,483
Inventories	(13,515)	883
Other current assets	25	(9,091)
Right of use assets under operating leases	12,558	14,810
Customer deposits	8,149	(2,150)
Accounts payable and other liabilities	2,775	(2,670)
Obligations under operating leases	(13,934)	(16,274)
Net cash provided by (used in) operating activities	12,050	(5,747)

Investing activities:
Purchases of property and equipment	(3,483)	(1,791)
Proceeds from sales of property and equipment	96	2,345
Purchases of investments	-	(241)
Other	(335)	(211)
Net cash provided by (used in) investing activities	(3,722)	102

Financing activities:
Cash dividends	(4,954)	(1,258)
Proceeds from the exercise of stock options	42	-
Other issuance of common stock	172	157
Repurchases of common stock	(2,925)	(1,241)
Taxes paid related to net share settlement of equity awards	(219)	(215)
Repayments of finance lease obligations	(467)	(50)
Net cash used in financing activities	(8,351)	(2,607)
Change in cash and cash equivalents	(23)	(8,252)
Cash and cash equivalents - beginning of period	45,799	19,687
Cash and cash equivalents - end of period	$45,776	$11,435

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 29, 2021

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

Revenues from logistical services are generated by our wholly-owned subsidiary, Zenith Freight Lines, LLC (“Zenith”). Sales of logistical services from Zenith to our wholesale segment have been eliminated in consolidation, and Zenith’s operating costs and expenses associated with sales to external customers are reported as cost of logistical services in our condensed consolidated statements of operations.

Recently Adopted Accounting Pronouncements

Effective as of the beginning of fiscal 2021, we have adopted Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance in ASU 2016-13 replaces the incurred loss impairment methodology under previous GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. We assessed the guidance under ASU 2016-13 as applied to our trade receivables and contract assets, and determined that there was no material impact to our financial condition or results of operations as a result of the adoption.

Effective as of the beginning of fiscal 2021, we have adopted Accounting Standards Update No. 2018-15 – Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. We adopted ASU 2018-15 on a prospective basis and the adoption did not have a material impact upon our financial condition or results of operations.

Impact of the COVID-19 Pandemic Upon our Financial Condition and Results of Operations

On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures had a significant adverse impact upon many sectors of the economy, including non-essential retail commerce, beginning in our second fiscal quarter of 2020.

7 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 29, 2021

(Dollars in thousands except share and per share data)

In response to the restrictive measures imposed by governmental authorities and for the protection of our employees and customers, we temporarily closed our dedicated stores, our manufacturing locations and many of our warehouses for much of the second fiscal quarter of 2020. This extended period of suspended operations had a material adverse impact upon our results of operations during the second fiscal quarter of 2020 and resulted in a significant net loss for the three and six months ended May 30, 2020. In addition to operating losses resulting from severely reduced sales volumes, we also recorded charges for goodwill impairment (Note 6) as well as for the impairment of certain other long-lived assets (Note 10). However, since restarting our manufacturing operations and reopening stores, we have seen a significant improvement in business conditions which allowed us to return to overall profitability for the third and fourth fiscal quarters of 2020 continuing through the first half of fiscal 2021. Tempering these improvements are the continuing logistical challenges faced by the entire home furnishings industry resulting from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs.

Whereas the progress in mass vaccination programs in the U.S. has prompted state and local governments to substantially lift most remaining restrictions on commercial retail activity, it is nevertheless possible that a resurgence in COVID-19 cases due to new variants of the coronavirus entering the U.S. could prompt a return to tighter restrictions in certain areas of the country. Furthermore, pandemic-related labor shortages and supply chain disruptions remain unresolved and order cancellations could result if the present delays in order fulfillment continue for an extended period of time. Therefore, uncertainty remains regarding the ongoing impact of the COVID-19 outbreak upon our financial condition and future results of operations, as well as upon the significant estimates and assumptions we utilize in reporting certain assets and liabilities.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and six months ended May 29, 2021 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 28, 2020.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rates for the three and six months ended May 29, 2021 of 25.8% and 27.3%, respectively, differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including tax benefits (deficiencies) of $18 and ($117) during the three and six months ended May 29, 2021, respectively, arising from stock-based compensation.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. A major provision of the CARES Act allowed net operating losses from the 2018, 2019 and 2020 tax years to be carried back up to five years. As a result, our effective tax rates for the three and six months ended May 30, 2020 were (36.4%) and (36.5%), respectively, which differ from the federal statutory rate of 21% primarily due to the effects of carrying back our net operating loss from fiscal 2020 to tax years in which the federal statutory rate was 35%, and to the effects of state income taxes and various permanent differences.

8 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 29, 2021

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

Investments

Our short-term investments of $17,715 at May 29, 2021 and November 28, 2020 consisted of CDs. At May 29, 2021, the CDs had original terms averaging eight months, bearing interest at rates ranging from 0.01% to 0.85%. At May 29, 2021, the weighted average remaining time to maturity of the CDs was approximately four months and the weighted average yield of the CDs was approximately 0.07%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at May 29, 2021 and November 28, 2020 approximates their fair value.

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

9 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 29, 2021

(Dollars in thousands except share and per share data)

4. Accounts Receivable

Accounts receivable consists of the following:

	May 29, 2021	November 28, 2020
Gross accounts receivable	$27,050	$23,551
Allowance for doubtful accounts	(1,168)	(1,211)
Accounts receivable, net	$25,882	$22,340

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

Activity in the allowance for doubtful accounts for the six months ended May 29, 2021 was as follows:

Balance at November 28, 2020	$1,211
Reductions to allowance	(43)
Balance at May 29, 2021	$1,168

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

MAY 29, 2021

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

Inventories were comprised of the following:

	May 29, 2021	November 28, 2020
Wholesale finished goods	$30,979	$25,001
Work in process	678	516
Raw materials and supplies	19,474	14,836
Retail merchandise	29,866	27,946
Total inventories on first-in, first-out method	80,997	68,299
LIFO adjustment	(9,422)	(8,891)
Reserve for excess and obsolete inventory	(4,274)	(4,522)
	$67,301	$54,886

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 28, 2020	$3,421	$1,101	$4,522
Additions charged to expense	579	521	1,100
Write-offs	(845)	(503)	(1,348)
Balance at May 29, 2021	$3,155	$1,119	$4,274

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

MAY 29, 2021

(Dollars in thousands except share and per share data)

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	May 29, 2021
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(1,476)	$2,074
Technology - customized applications	834	(755)	79

Total intangible assets subject to amortization	$4,384	$(2,231)	2,153

Intangibles not subject to amortization:
Trade names			9,338
Goodwill			12,146

Total goodwill and other intangible assets			$23,637

	November 28, 2020
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(1,346)	$2,204
Technology - customized applications	834	(695)	139

Total intangible assets subject to amortization	$4,384	$(2,041)	2,343

Intangibles not subject to amortization:
Trade names			9,338
Goodwill			12,146

Total goodwill and other intangible assets			$23,827

The carrying amounts of goodwill by reportable segment at both May 29, 2021 and November 28, 2020 are as follows:

	Original	Accumulated
	Recorded	Impairment	Carrying
	Value	Losses	Amount

Wholesale	$9,188	$(1,971)	$7,217
Retail	1,926	(1,926)	-
Logistical services	4,929	-	4,929

Total goodwill	$16,043	$(3,897)	$12,146

Due to the impact of the COVID-19 pandemic, we performed an interim impairment assessment of our remaining goodwill as of May 30, 2020, the end of our second quarter of fiscal 2020. As a result of this test, we concluded that the carrying value of our wood reporting unit exceeded its fair value by an amount in excess of the goodwill previously allocated to the reporting unit. Therefore, we recognized a goodwill impairment charge of $1,971 for the three and six months ended May 30, 2020. Our annual goodwill impairment test, conducted as of the beginning of our fourth quarter of fiscal 2020, resulted in no additional impairment.

12 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 29, 2021

(Dollars in thousands except share and per share data)

Amortization expense associated with intangible assets during the three and six months ended May 29, 2021 and May 30, 2020 was as follows:

	Quarter Ended		Six Months Ended

	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Intangible asset amortization expense	$95	$95	$189	$189

Estimated future amortization expense for intangible assets that exist at May 29, 2021 is as follows:

Remainder of fiscal 2021	$189
Fiscal 2022	279
Fiscal 2023	259
Fiscal 2024	259
Fiscal 2025	259
Fiscal 2026	259
Thereafter	649
Total	$2,153

7. Bank Credit Facility

Our bank credit facility provides for a line of credit of up to $25,000. At May 29, 2021, we had $3,181 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,819. In addition, we have outstanding standby letters of credit with another bank totaling $325. The line bears interest at the rate of LIBOR plus 1.9%, with a fee of 0.25% charged for the unused portion of the line and is secured by a general lien on our accounts receivable and inventory. We were in compliance with all covenants under the agreement as of May 29, 2021 and expect to remain in compliance through the end of fiscal 2021. The credit facility matures on January 31, 2022.

8. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $8,485 and $8,565 as of May 29, 2021 and November 28, 2020, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to certain management employees in the amount of $400 each. The liability for the LTC Awards was $1,520 and $1,506 as of May 29, 2021 and November 28, 2020, respectively.

13 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 29, 2021

(Dollars in thousands except share and per share data)

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	May 29, 2021	November 28, 2020
Accrued compensation and benefits	$613	$613
Post employment benefit obligations	9,392	9,458

Total pension liability	$10,005	$10,071

Components of net periodic pension costs for our defined benefit plans for the three and six months ended May 29, 2021 and May 30, 2020 are as follows:

	Quarter Ended		Six Months Ended
	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Service cost	$31	$43	$60	$87
Interest cost	48	67	98	134
Amortization of prior service costs	31	31	63	63
Amortization of loss	15	2	30	4

Net periodic pension cost	$125	$143	$251	$288

The components of net periodic pension cost other than the service cost component are included in other loss, net in our condensed consolidated statements of operations.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,658 and $1,677 as of May 29, 2021 and November 28, 2020, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $1,644 and $1,250 as of May 29, 2021 and November 28, 2020, respectively.

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	May 29, 2021	November 28, 2020
Accrued compensation and benefits	$296	$296
Post employment benefit obligations	3,006	2,631

Total deferred compensation liability	$3,302	$2,927

14 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 29, 2021

(Dollars in thousands except share and per share data)

We recognized expense under our deferred compensation arrangements during the three and six months ended May 29, 2021 and May 30, 2020 as follows:

	Quarter Ended		Six Months Ended
	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Deferred compensation expense	$202	$198	$355	$294

9. Stock Compensation

2021 Plan

On March 10, 2021, our shareholders approved the Bassett Furniture Industries, Incorporated 2021 Stock Incentive Plan (the “2021 Plan”). All present and future non-employee directors, key employees and outside consultants for the Company are eligible to receive incentive awards under the 2021 Plan. Our Organization, Compensation and Nominating Committee (the “OCN Committee”) selects eligible key employees and outside consultants to receive awards under the 2021 Plan in its discretion. Our Board of Directors or any committee designated by the Board of Directors selects eligible non-employee directors to receive awards under the 2021 Plan in its discretion. Five hundred thousand (500,000) shares of common stock are reserved for issuance under the 2021 Plan. Participants may receive the following types of incentive awards under the 2021 Plan: stock options, stock appreciation rights, payment shares, restricted stock, restricted stock units and performance shares. Stock options may be incentive stock options or non-qualified stock options. Stock appreciation rights may be granted in tandem with stock options or as a freestanding award. Non-employee directors and outside consultants are eligible to receive restricted stock and restricted stock units only. The full terms of the 2021 Plan have been filed as an exhibit to our Schedule 14A filed with the United States Securities and Exchange Commission on February 8, 2021.

During the second quarter of fiscal 2021, 7,105 restricted shares with an aggregate fair value of $175 were granted to our non-employee directors under the 2021 Plan. These shares will fully vest on the first anniversary of the grant.

2010 Plan

The Bassett Furniture Industries, Incorporated 2010 Stock Incentive Plan, which was approved on April 14, 2010 and amended and restated effective January 13, 2016 (the “2010 Plan”), expired in April of 2020 and no additional grants can be awarded under the plan. During the six months ended May 29, 2021, 31,000 restricted shares previously granted under the 2010 Plan were vested and released, of which 10,850 shares were withheld to cover withholding taxes of $219. At May 29, 2021, there were 3,500 unvested restricted shares outstanding that were granted under the 2010 Plan and will vest during the fourth quarter of fiscal 2022.

During the three and six months ended May 29, 2021, 5,250 stock options granted under the 2010 Plan were exercised resulting in proceeds to the Company of $42. At May 29, 2021, there were no additional stock options outstanding under the 2010 Plan.

Stock compensation expense for the three and six months ended May 29, 2021 and May 30, 2020 was as follows:

	Quarter Ended		Six Months Ended
	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Stock compensation expense	$48	$124	$62	$215

15 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 29, 2021

(Dollars in thousands except share and per share data)

10. Other Operating Losses

Fiscal 2020

Asset Impairment Charges

During the three and six months ended May 30, 2020, we recorded $11,114 of non-cash impairment charges on the assets of five underperforming retail stores, including $6,239 for the impairment of operating lease right-of-use assets associated with the leased locations. Our estimates of the fair value of the impaired right-of-use assets included estimates of discounted cash flows based upon current market rents and other inputs which we consider to be Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurement and Disclosure (see Note 3).

During the three and six months ended May 30, 2020, we incurred $1,070 of non-cash impairment charges in our wholesale segment, primarily due to the closing of our custom upholstery manufacturing facility in Grand Prairie, Texas, in May 2020.

Litigation Expense

During the three and six months ended May 30, 2020 we accrued $1,050 relating to estimated costs to resolve certain wage and hour violation claims that had been asserted against the Company.

11. Commitments and Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

12. Lease Guarantees

We have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to three years. We were contingently liable under licensee lease obligation guarantees in the amounts of $2,073 and $1,811 at May 29, 2021 and November 28, 2020, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at May 29, 2021 and November 28, 2020 was not material.

16 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 29, 2021

(Dollars in thousands except share and per share data)

13. Earnings (Loss) Per Share

The following reconciles basic and diluted earnings (loss) per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended May 29, 2021:

Basic earnings per share	$5,974	9,894,627	$0.60
Add effect of dilutive securities:
Options and restricted shares	-	5,476	-
Diluted earnings per share	$5,974	9,900,103	$0.60

For the quarter ended May 30, 2020:

Basic loss per share	$(20,352)	9,956,975	$(2.04)
Add effect of dilutive securities:
Options and restricted shares*	-	-	-
Diluted loss per share	$(20,352)	9,956,975	$(2.04)

For the six months ended May 29, 2021:

Basic earnings per share	$9,985	9,907,073	$1.01
Add effect of dilutive securities:
Options and restricted shares	-	12,629	-
Diluted earnings per share	$9,985	9,919,702	$1.01

For the six months ended May 30, 2020:

Basic loss per share	$(19,142)	9,992,101	$(1.92)
Add effect of dilutive securities:
Options and restricted shares *	-	-	-
Diluted loss per share	$(19,142)	9,992,101	$(1.92)

* Due to the net loss, potentially dilutive securities would have been anti-dilutive and are therefore excluded.

For the three and six months ended May 29, 2021 and May 30, 2020, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Six Months Ended
	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020

Stock options	-	5,250	-	5,250
Unvested shares	-	51,653	7,105	88,153

Total anti-dilutive securities	-	56,903	7,105	93,403

17 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 29, 2021

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

●

Logistical services. Our logistical services segment reflects the operations of Zenith. In addition to providing shipping and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers and the associated cost is included in logistical services revenue and cost of logistical services, respectively, in our condensed consolidated statements of operations.

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

18 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 29, 2021

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Six Months Ended
	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Sales Revenue
Wholesale sales of furniture and accessories	$76,034	$33,128	$146,298	$98,145
Less: Sales to retail segment	(28,520)	(13,299)	(57,524)	(45,220)
Wholesale sales to external customers	47,514	19,829	88,774	52,925
Retail sales of furniture and accessories	62,483	33,171	122,878	99,017
Consolidated net sales of furniture and accessories	109,997	53,000	211,652	151,942

Logistical services revenue	22,244	15,259	42,325	36,574
Less: Services to wholesale segment	(8,182)	(4,458)	(16,245)	(12,595)
Logistical services to external customers	14,062	10,801	26,080	23,979
Total sales revenue	$124,059	$63,801	$237,732	$175,921

Income (Loss) from Operations
Wholesale	$5,359	$(7,381)	$10,156	$(4,668)
Retail - Company-owned stores	1,652	(9,170)	2,746	(10,419)
Logistical services	1,294	(1,842)	1,753	(1,007)
Inter-company elimination	74	2,369	(255)	2,280
Asset impairment charges	-	(12,184)	-	(12,184)
Goodwill impairment charge	-	(1,971)	-	(1,971)
Litigation expense	-	(1,050)	-	(1,050)
Consolidated	$8,379	$(31,229)	$14,400	$(29,019)

Depreciation and Amortization
Wholesale	$823	$782	$1,621	$1,591
Retail - Company-owned stores	1,581	1,712	3,097	3,442
Logistical services	1,158	1,122	2,175	2,206
Consolidated	$3,562	$3,616	$6,893	$7,239

Capital Expenditures
Wholesale	$1,409	$271	$2,166	$693
Retail - Company-owned stores	119	42	137	603
Logistical services	1,060	138	1,180	495
Consolidated	$2,588	$451	$3,483	$1,791

	As of	As of
Identifiable Assets	May 29, 2021	November 28, 2020
Wholesale	$185,780	$176,243
Retail - Company-owned stores	168,697	169,105
Logistical services	64,002	57,201
Consolidated	$418,479	$402,549

See Note 15, Revenue Recognition, for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

19 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 29, 2021

(Dollars in thousands except share and per share data)

15. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected upon delivery. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $47,911 and $39,762 as of May 29, 2021 and November 28, 2020, respectively. Substantially all of the customer deposits held at November 28, 2020 related to performance obligations that were satisfied during the current year-to-date period and have therefore been recognized in revenue for the six months ended May 29, 2021.

For our logistical services segment, line-haul freight revenue is recognized as services are performed and are billed to the customer upon the completion of delivery to the destination. Because the customer receives the benefits of these services as the freight is in transit from point of origin to destination, we recognize revenue using a percentage of completion method based on our estimate of the amount of time freight has been in transit as of the reporting date compared with our estimate of the total required time for the deliveries. The balances of assets recognized for shipping revenues earned but not billed were $962 and $783 as of May 29, 2021 and November 28, 2020, respectively. Warehousing services revenue is based upon warehouse space occupied by a customer’s goods and inventory movements in and out of a warehouse and is recognized as such services are provided and billed to the customer concurrently in the same period.

We exclude from revenue all amounts collected from customers for sales tax. We do not disclose amounts allocated to remaining unsatisfied performance obligations as they are expected to be satisfied within one year or less.

Disaggregated revenue information for sales of furniture and accessories by product category for the three and six months ended May 29, 2021 and May 30, 2020, excluding intercompany transactions between our segments, is a follows:

	Quarter Ended
	May 29, 2021			May 30, 2020
	Wholesale	Retail	Total	Wholesale	Retail	Total
Bassett Custom Upholstery	$25,960	$35,378	$61,338	$11,728	$17,620	$29,348
Bassett Leather	10,201	228	10,429	2,881	681	3,562
Bassett Custom Wood	6,839	7,624	14,463	3,053	3,054	6,107
Bassett Casegoods	4,514	10,704	15,218	2,167	6,809	8,976
Accessories, mattresses and other (1)	-	8,549	8,549	-	5,007	5,007
Consolidated net sales of furniture and accessories	$47,514	$62,483	$109,997	$19,829	$33,171	$53,000

	Six Months Ended
	May 29, 2021			May 30, 2020
	Wholesale	Retail	Total	Wholesale	Retail	Total
Bassett Custom Upholstery	$50,858	$69,839	$120,697	$31,905	$54,380	$86,285
Bassett Leather	17,756	480	18,236	7,047	1,453	8,500
Bassett Custom Wood	12,176	13,082	25,258	8,254	8,168	16,422
Bassett Casegoods	7,984	21,781	29,765	5,719	19,951	25,670
Accessories, mattresses and other (1)	-	17,696	17,696	-	15,065	15,065
Consolidated net sales of furniture and accessories	$88,774	$122,878	$211,652	$52,925	$99,017	$151,942

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

20 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 29, 2021

(Dollars in thousands except share and per share data)

16. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three and six months ended May 29, 2021 and May 30, 2020:

	Quarter Ended		Six Months Ended

	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Common Stock:

Beginning of period	$49,567	$50,173	$49,714	$50,581
Issuance of common stock	89	89	120	118
Forfeited shares	-	-	-	(35)
Purchase and retirement of common stock	(394)	(285)	(572)	(687)
End of period	$49,262	$49,977	$49,262	$49,977

Common Shares Issued and Outstanding:

Beginning of period	9,913,496	10,034,591	9,942,787	10,116,291
Issuance of common stock	17,815	17,765	24,036	23,508
Forfeited shares	-	-	-	(7,000)
Purchase and retirement of common stock	(78,952)	(57,000)	(114,464)	(137,443)
End of period	9,852,359	9,995,356	9,852,359	9,995,356

Additional Paid-in Capital:

Beginning of period	$-	$-	$-	$195
Issuance of common stock	42	(7)	94	39
Forfeited shares	-	-	-	35
Purchase and retirement of common stock	(90)	(102)	(156)	(463)
Stock based compensation	48	109	62	194
End of period	$-	$-	$-	$-

Retained Earnings:

Beginning of period	$109,493	$125,078	$109,710	$129,130
Cumulative effect of a change in accounting principal	-	-	-	(3,785)
Net income (loss) for the period	5,974	(20,352)	9,985	(19,142)
Purchase and retirement of common stock	(1,907)	(87)	(2,415)	(304)
Cash dividends declared	(1,235)	(1,248)	(4,955)	(2,508)
End of period	$112,325	$103,391	$112,325	$103,391

Accumulated Other Comprehensive Loss:

Beginning of period	$(1,359)	$(1,211)	$(1,394)	$(1,236)
Amortization of pension costs, net of tax	34	24	69	49
End of period	$(1,325)	$(1,187)	$(1,325)	$(1,187)

21 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

MAY 29, 2021

(Dollars in thousands except share and per share data)

17. Recent Accounting Pronouncements

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

MAY 29, 2021

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

MAY 29, 2021

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

With 97 BHF stores at May 29, 2021, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We have factories in Newton, North Carolina that manufacture custom upholstered furniture. We also have factories in Martinsville and Bassett, Virginia that assemble and finish our custom dining offerings, including our solid hardwood furniture “Bench Made” line. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its manufacturing process. Our logistics team then ships the product to one of our home delivery hubs or to a location specified by our licensees.  In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture (casegoods) and certain leather upholstery offerings from several foreign plants, primarily in Vietnam, Thailand and China. Over 75% of the products we currently sell are manufactured in the United States.

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

MAY 29, 2021

(Dollars in thousands except share and per share data)

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. Customer acquisition resulting from our digital outreach strategies increased our traffic to the website by 52% for the six months ended May 29, 2021 as compared to the comparable period in 2020. The migration to digital brand research has caused us to comprehensively evaluate all of our American made custom products. While our Custom Upholstery, Custom Dining, and Bench Made product lines continue to be our most successful offerings, most of these items must be purchased in a store as they are not conducive to web transactions due to the number of options available. Consequently, we will continue to methodically re-design each one of these important lines. Our intent is to continue to offer the consumer custom options that will help them personalize their home but to do so in an edited fashion that will provide a better web experience in the research phase and will also allow the final purchase to be made either on the web or in the store. While we work to make it easier to purchase either in store or on-line, we will not compromise on our in-store experience or the quality of our in-home makeover capabilities.

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

Impact of the COVID-19 Pandemic Upon Our Financial Condition and Results of Operations

On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures had a significant adverse impact upon many sectors of the economy, including non-essential retail commerce, beginning in our second fiscal quarter of 2020. Therefore, our results of operations for the quarter ended February 29, 2020 were not impacted by COVID-19.

In response to the above and for the protection of our employees and customers, we temporarily closed our dedicated BHF stores, our manufacturing locations and many of our warehouses for several weeks primarily during the second fiscal quarter of 2020. The disruption to our operations caused by the COVID-19 pandemic resulted in a significant loss for the three and six months ended May 30, 2020. By the end of the third quarter of fiscal 2020 we had reopened all stores and resumed manufacturing activity, allowing us to return to profitability beginning with the third quarter of fiscal 2020 and continuing through the first half of fiscal 2021.

Since restarting our manufacturing operations and reopening stores, the pace of incoming wholesale orders from both the retail stores and our independent dealers outside the BHF store network have far exceeded our post reopening forecasts. Wholesale orders for the first half of fiscal 2021 increased 90% as compared to the comparable period in 2020. In addition, wholesale orders for the first half of fiscal 2021 represented a 36% increase as compared to pre-pandemic levels of the first half of fiscal 2019. However, supply chain disruptions causing shortages of various raw materials, including fabric, foam and plywood, coupled with logistical challenges have created significant delays in order fulfillment resulting in abnormally high backlogs. In addition, inflationary pressures throughout the supply chain have resulted in us implementing multiple wholesale price increases over the last few months. We expect that wholesale gross margins will be slightly impacted during the remainder of fiscal 2021 as we cycle through the backlog.

To address our growing backlog, we have opened another upholstery manufacturing facility in Newton, NC, adjacent to our existing 500,000 square foot complex. Production from this additional 123,000 square foot facility began in early June and is dedicated to our opening price point “Everyday Value” product. The added space will also allow us to expand our Bench Made motion program, previously referred to as Magnificent Motion, that has exceeded our sales projections since its debut in early 2020.

25 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2021

(Dollars in thousands except share and per share data)

We continue to closely monitor the COVID-19 pandemic and its lingering impact on the economy, the consumer and our business. While the rate of incoming orders at both our wholesale and retail segments remains strong, there are continuing logistical challenges faced by us and the entire home furnishings industry resulting from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. Although unable to predict with certainty, we expect gradual decreases in wholesale and retail backlogs over the remainder of fiscal 2021 driven by an anticipated lower rate of future incoming orders coupled with increased manufacturing and shipping activity. Whereas the progress in mass vaccination programs in the U.S. has prompted state and local governments to substantially lift most remaining restrictions on commercial retail activity, it is nevertheless possible that a resurgence in COVID-19 cases due to new variants of the coronavirus entering the U.S. could prompt a return to tighter restrictions in certain areas of the country. Furthermore, pandemic-related labor shortages and supply chain disruptions remain unresolved and order cancellations could result if the present delays in order fulfillment continue for an extended period of time. Therefore, uncertainty remains regarding the ongoing impact of the COVID-19 outbreak upon our financial condition and future results of operations.

Results of Operations – Periods ended May 29, 2021 compared with the periods ended May 30, 2020:

Consolidated results of operations for the three and six months ended May 29, 2021 and May 30, 2020 are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 29, 2021		May 30, 2020		Dollars	Percent	May 29, 2021		May 30, 2020		Dollars	Percent

Sales revenue:
Furniture and accessories	$109,997	88.7%	$53,000	83.1%	$56,997	107.5%	$211,652	89.0%	$151,942	86.4%	$59,710	39.3%
Logistical services	14,062	11.3%	10,801	16.9%	3,261	30.2%	26,080	11.0%	23,979	13.6%	2,101	8.8%
Total sales revenue	124,059	100.0%	63,801	100.0%	60,258	94.4%	237,732	100.0%	175,921	100.0%	61,811	35.1%
Cost of furniture and accessories sold	52,911	42.6%	29,452	46.2%	23,459	79.7%	101,163	42.6%	74,722	42.5%	26,441	35.4%
SG&A expenses	50,001	40.3%	37,730	59.1%	12,271	32.5%	97,843	41.2%	90,027	51.2%	7,816	8.7%
Cost of logistical services	12,768	10.3%	12,643	19.8%	125	1.0%	24,326	10.1%	24,986	14.2%	(660)	-2.6%
Other charges	-	0.0%	15,205	28.7%	(15,205)	-100.0%	-	0.0%	15,205	10.0%	(15,205)	-100.0%

Income (loss) from operations	$8,379	6.8%	$(31,229)	-48.9%	$39,608	N/M	$14,400	6.2%	$(29,019)	-16.5%	$43,419	N/M

Total sales revenue for the three and six months ended May 29, 2021 increased $60,258 and $61,811, respectively, from the prior year periods due primarily to the major impact of the COVID-19 pandemic on our operations during fiscal 2020, which forced a nearly total shut-down of our manufacturing and retail operations from late March through early May of last year, followed by an exceptionally strong recovery in demand for home furnishings that has continued into the first half of fiscal 2021.

Cost of furniture and accessories sold as a percentage of total revenue for the three and six months ended May 29, 2021 improved significantly over prior year periods, primarily due to improved leverage on fixed costs during the second quarter of fiscal 2021 versus the prior year period when our operations were temporarily shut down due to the pandemic. SG&A expenses as a percentage of sales for the three and six months ended May 29, 2021 decreased significantly from comparable fiscal 2020 periods due to increased leverage of fixed costs due to higher sales volume coupled with the fact that we have been able to maintain various expense reductions implemented in the second and third quarters of fiscal 2020 in response to the COVID-19 pandemic.

Other charges of $15,205 incurred during the three and six months ended May 30, 2020 included $11,114 of non-cash asset impairment charges on five underperforming retail stores, including $6,239 for the impairment of operating lease right-of-use assets, and $1,070 of non-cash impairment charges in our wholesale segment, primarily due to the closure of our custom upholstery manufacturing facility in Grand Prairie, Texas in May of 2020, a non-cash charge of $1,971 for the impairment of goodwill associated with our wood reporting unit within our wholesale segment, and $1,050 of litigation costs relating to certain wage and hour violation claims that had been asserted against the Company. These claims have since been settled at no additional cost.

26 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2021

(Dollars in thousands except share and per share data)

Because of the significant adverse impact that the COVID-19 pandemic had on our operations during the second quarter of fiscal 2020, we believe that a better understanding of the revenue growth that has resulted from our product and marketing initiatives is obtained by comparing our current year revenues to the pre-pandemic levels of fiscal 2019. For the three and six months ended June 1, 2019, sales of furniture and accessories were $95,842 and $203,181, respectively. Compared to fiscal 2019, sales of furniture and accessories for the three and six months ended May 29, 2021 increased $14,173 or 14.8% and $8,471 or 4.2%, respectively, over the corresponding quarter and year-to-date periods of fiscal 2019. This growth as compared to fiscal 2019 is attributable not only to the exceptionally strong demand for home furnishings that has benefited our industry over the past twelve months, but also due to increases in our wholesale business through growth in our Lane Venture line of outdoor furniture, the introduction of our Bassett Outdoor line of outdoor furniture sold through our BHF store network, and the expansion of our wholesale customer base of independent dealers partially offset by lower retail sales from the closure of six Company-owned stores since the end of the second quarter of 2019.

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

Logistical services. Our logistical services segment reflects the operations of Zenith. In addition to providing shipping and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers and the associated cost is included in logistical services revenue and cost of logistical services, respectively, in our condensed consolidated statements of operations.

27 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2021

(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income from operations in the consolidation of our segment results:

	Quarter Ended May 29, 2021
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$76,034	$62,483	$-	$(28,520)	(1)	$109,997
Logistical services	-	-	22,244	(8,182)	(2)	14,062
Total sales revenue	76,034	62,483	22,244	(36,702)		124,059
Cost of furniture and accessories sold	50,858	30,319	-	(28,266)	(3)	52,911
SG&A expense	19,817	30,512	-	(328)	(4)	50,001
Cost of logistical services	-	-	20,950	(8,182)	(5)	12,768
Income from operations	$5,359	$1,652	$1,294	$74		$8,379

	Quarter Ended May 30, 2020
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$33,128	$33,171	$-	$(13,299)	(1)	$53,000
Logistical services	-	-	15,259	(4,458)	(2)	10,801
Total sales revenue	33,128	33,171	15,259	(17,757)		63,801
Cost of furniture and accessories sold	27,300	17,488	-	(15,336)	(3)	29,452
SG&A expense	13,209	24,853	-	(332)	(4)	37,730
Cost of logistical services	-	-	17,101	(4,458)	(5)	12,643
Income (loss) from operations before other charges (6)	$(7,381)	$(9,170)	$(1,842)	$2,369		$(16,024)

	Six Months Ended May 29, 2021
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$146,298	$122,878	$-	$(57,524)	(1)	$211,652
Logistical services	-	-	42,325	(16,245)	(2)	26,080
Total sales revenue	146,298	122,878	42,325	(73,769)		237,732
Cost of furniture and accessories sold	98,146	59,628	-	(56,611)	(3)	101,163
SG&A expense	37,996	60,504	-	(657)	(4)	97,843
Cost of logistical services	-	-	40,572	(16,246)	(5)	24,326
Income from operations	$10,156	$2,746	$1,753	$(255)		$14,400

	Six Months Ended May 30, 2020
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$98,145	$99,017	$-	$(45,220)	(1)	$151,942
Logistical services	-	-	36,574	(12,595)	(2)	23,979
Total sales revenue	98,145	99,017	36,574	(57,815)		175,921
Cost of furniture and accessories sold	71,177	50,394	-	(46,849)	(3)	74,722
SG&A expense	31,636	59,042		(651)	(4)	90,027
Cost of logistical services	-	-	37,581	(12,595)	(5)	24,986
Income (loss) from operations before other charges (6)	$(4,668)	$(10,419)	$(1,007)	$2,280		$(13,814)

28 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2021

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

(4)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.
(5)	Represents the elimination of the cost of logistical services provided by Zenith to our wholesale segment.
(6)

Excludes the effects of goodwill and asset impairment charges as well as litigation costs which are not allocated to our segments. Refer to the reconciliation to income (loss) from operations presented under Non-GAAP Financial Information below.

Non-GAAP Financial Information

To supplement the financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures, including income (loss) from operations before other charges and gross profit on wholesale sales of furniture and accessories by segment inclusive of intercompany sales. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in tables below.

Income (Loss) from Operations before Other Charges

The following table reconciles income (loss) from operations before other charges as shown above for our consolidated segment results with income (loss) from operations as reported for GAAP:

	Quarter Ended		Six Months Ended
	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020

Income (loss) from operations before other charges	$8,379	$(16,024)	$14,400	$(13,814)
Less:
Asset impairment charges	-	12,184	-	12,184
Goodwill impairment charge	-	1,971	-	1,971
Litigation expense	-	1,050	-	1,050
Income (loss) from operations as reported	$8,379	$(31,229)	$14,400	$(29,019)

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

Litigation Expense

During the three and six months ended May 30, 2020 we accrued $1,050 for the estimated costs to resolve certain wage and hour violation claims that had been asserted against the Company.

29 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2021

(Dollars in thousands except share and per share data)

Gross Profit by Segment

In the following analysis of results for our wholesale and retail segments, we present a measure of gross profit on sales which is inclusive of intercompany sales from our wholesale segment to our retail segment. We believe that this is a key metric by which to evaluate the performance of each segment and is consistent with management’s view of our operating results. The following table reconciles the sales, cost of sales and gross profit presented for each of the wholesale and retail segments to the consolidated amounts for sales, cost of sales and the implied gross profit in accordance with GAAP.

	Quarter Ended May 29, 2021
	Non-GAAP Presentation				GAAP Presentation
	Wholesale	Retail	Eliminations		Consolidated

Sales revenue: furniture & accessories	$76,034	$62,483	$(28,520)	(1)	$109,997
Cost of furniture and accessories sold	50,858	30,319	(28,266)	(2)	52,911
Gross profit	$25,176	$32,164	$(254)	(3)	$57,086

	Quarter Ended May 30, 2020
	Non-GAAP Presentation				GAAP Presentation
	Wholesale	Retail	Eliminations		Consolidated
Sales revenue: furniture & accessories	$33,128	$33,171	$(13,299)	(1)	$53,000
Cost of furniture and accessories sold	27,300	17,488	(15,336)	(2)	29,452
Gross profit	$5,828	$15,683	$2,037	(3)	$23,548

	Six Months Ended May 29, 2021
	Non-GAAP Presentation				GAAP Presentation
	Wholesale	Retail	Eliminations		Consolidated

Sales revenue: furniture & accessories	$146,298	$122,878	$(57,524)	(1)	$211,652
Cost of furniture and accessories sold	98,146	59,628	(56,611)	(2)	101,163
Gross profit	$48,152	$63,250	$(913)	(3)	$110,489

	Six Months Ended May 30, 2020
	Non-GAAP Presentation				GAAP Presentation
	Wholesale	Retail	Eliminations		Consolidated
Sales revenue: furniture & accessories	$98,145	$99,017	$(45,220)	(1)	$151,942
Cost of furniture and accessories sold	71,177	50,394	(46,849)	(2)	74,722
Gross profit	$26,968	$48,623	$1,629	(3)	$77,220

Notes to the gross profit by segment table:

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)

Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment, as well as the change for the period in the elimination of intercompany profit in ending retail inventory.

(3)	Represents the change for the period in the elimination of intercompany profit in ending retail inventory.

30 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2021

(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the periods ended May 29, 2021 and May 30, 2020 are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 29, 2021		May 30, 2020		Dollars	Percent	May 29, 2021		May 30, 2020		Dollars	Percent

Net sales	$76,034	100.0%	$33,128	100.0%	$42,906	129.5%	$146,298	100.0%	$98,145	100.0%	$48,153	49.1%
Gross profit*	25,176	33.1%	5,828	17.6%	19,348	332.0%	48,152	32.9%	26,968	27.5%	21,184	78.6%
SG&A expenses	19,817	26.1%	13,209	39.9%	6,608	50.0%	37,996	26.0%	31,636	32.2%	6,360	20.1%

Income (loss) from operations	$5,359	7.0%	$(7,381)	-22.3%	$12,740	N/M	$10,156	6.9%	$(4,668)	-4.8%	$14,824	N/M

*Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under Non-GAAP Financial Information above.

Wholesale sales by major product category are as follows:

	Quarter Ended
	May 29, 2021				May 30, 2020				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$25,960	$17,070	$43,030	56.6%	$11,728	$7,506	$19,234	58.1%	$23,796	123.7%
Bassett Leather	10,201	16	10,217	13.4%	2,881	174	3,055	9.2%	7,162	234.4%
Bassett Custom Wood	6,839	6,461	13,300	17.5%	3,053	2,579	5,632	17.0%	7,668	136.2%
Bassett Casegoods	4,514	4,973	9,487	12.5%	2,167	3,040	5,207	15.7%	4,280	82.2%
Total	$47,514	$28,520	$76,034	100.0%	$19,829	$13,299	$33,128	100.0%	$42,906	129.5%

	Six Months Ended
	May 29, 2021				May 30, 2020				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$50,858	$35,526	$86,384	59.0%	$31,905	$27,362	$59,267	60.4%	$27,117	45.8%
Bassett Leather	17,756	45	17,801	12.2%	7,047	708	7,755	7.9%	10,046	129.5%
Bassett Custom Wood	12,176	12,666	24,842	17.0%	8,254	8,668	16,922	17.2%	7,920	46.8%
Bassett Casegoods	7,984	9,287	17,271	11.8%	5,719	8,482	14,201	14.5%	3,070	21.6%
Total	$88,774	$57,524	$146,298	100.0%	$52,925	$45,220	$98,145	100.0%	$48,153	49.1%

Analysis of Results - Wholesale

Net sales for the three and six months ended May 29, 2021 increased $42,906 and $48,153, respectively, from the prior year periods due primarily to the major impact of the COVID-19 pandemic on our operations during fiscal 2020, which forced a nearly total shut-down of our manufacturing and retail operations from late March through early May of last year, followed by an exceptionally strong recovery in demand for home furnishings that has continued into the first half of fiscal 2021. The increase in orders resulting from this surge in demand, coupled with continuing supply chain disruptions in the wake of the pandemic, has resulted in a wholesale backlog of $86,693 at May 29, 2021 as compared to $54,874 at November 28, 2020 and $17,270 at May 30, 2020. As previously discussed, Bassett and most of the home furnishings industry has been faced with continuing logistical challenges from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. Gross margins for the three and six months ended May 29, 2021 improved significantly over prior year periods, primarily due to improved leverage on fixed costs during the second quarter of fiscal 2021 versus the prior year period when our operations were temporarily shut down due to the pandemic. SG&A expenses as a percentage of sales for the three and six months ended May 29, 2021 decreased significantly from the comparable fiscal 2020 periods due to increased leverage of fixed costs due to higher sales volume coupled with various expense reductions implemented in the second and third quarters of fiscal 2020 in response to the COVID-19 pandemic.

31 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2021

(Dollars in thousands except share and per share data)

Because of the significant adverse impact that the COVID-19 pandemic had on our operations during the second quarter of fiscal 2020, we believe that a better understanding of the revenue growth that has resulted from our product and marketing initiatives is obtained by comparing our current year revenues to the pre-pandemic levels of fiscal 2019. For the three and six months ended June 1, 2019, wholesale sales were $63,131 and $135,912, respectively. Compared to fiscal 2019, wholesale sales for the three and six months ended May 29, 2021 increased $12,903 or 20.4% and $10,386, or 7.6%, respectively, over the corresponding quarter and year-to-date periods of fiscal 2019. Shipments to the BHF store network grew 4.8% for the second quarter of fiscal 2021 over the second quarter of fiscal 2019 while shipments for the first half of fiscal 2021 declined 1.5% from the first half of fiscal 2019. Growth in shipments to the BHF store network of the Bassett Outdoor line of outdoor furniture, introduced in fiscal 2020, was offset by lower retail sales from the closure of six Company-owned stores since the end of the second quarter of 2019. Shipments to the open market (independent dealers outside of the BHF store network) increased 52.1% and 36.2% for the three and six months ended May 29, 2021, respectively, over the comparable fiscal 2019 periods primarily due to increases from existing dealers along with an expansion of the dealer base. Shipments of our Lane Venture line of outdoor furniture increased 39.5% and 41.8% for the three and six months ended May 29, 2021, respectively, over the comparable fiscal 2019 periods. In addition, wholesale orders for the three and six months ended May 29, 2021, increased 51% and 36%, respectively, over the corresponding quarter and year-to-date periods of fiscal 2019. Wholesale orders from independent dealers increased 126% and 93% for the three and six month periods driven by increases from existing dealers along with an expansion of the dealer base. Also, orders from the Bassett Home Furnishings store network increased 7.8% and 2.0% over the quarter and year-to-date periods of 2019, respectively, in spite of having six fewer stores in the fleet during 2021. Lane Venture orders increased by 92% and 95%, respectively, for those same periods.

Retail – Company-owned Stores Segment

Results for the retail segment for the periods ended May 29, 2021 and May 30, 2020 are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 29, 2021		May 30, 2020		Dollars	Percent	May 29, 2021		May 30, 2020		Dollars	Percent

Net sales	$62,483	100.0%	$33,171	100.0%	$29,312	88.4%	$122,878	100.0%	$99,017	100.0%	$23,861	24.1%
Gross profit*	32,164	51.5%	15,683	47.3%	16,481	105.1%	63,250	51.5%	48,623	49.1%	14,627	30.1%
SG&A expenses	30,512	48.8%	24,853	74.9%	5,659	22.8%	60,504	49.2%	59,042	59.6%	1,462	2.5%
Income (loss) from operations	$1,652	2.6%	$(9,170)	-27.6%	$10,822	N/M	$2,746	2.2%	$(10,419)	-10.5%	$13,165	-126.4%

*Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under Non-GAAP Financial Information above.

Retail sales by major product category are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 29, 2021		May 30, 2020		Dollars	Percent	May 29, 2021		May 30, 2020		Dollars	Percent

Bassett Custom Upholstery	$35,378	56.6%	$17,620	53.1%	$17,758	100.8%	$69,839	56.8%	$54,380	54.9%	$15,459	28.4%
Bassett Leather	228	0.4%	681	2.1%	(453)	-66.5%	480	0.4%	1,453	1.5%	(973)	-67.0%
Bassett Custom Wood	7,624	12.2%	3,054	9.2%	4,570	149.6%	13,082	10.6%	8,168	8.2%	4,914	60.2%
Bassett Casegoods	10,704	17.1%	6,809	20.5%	3,895	57.2%	21,781	17.7%	19,951	20.1%	1,830	9.2%
Accessories, mattresses and other (1)	8,549	13.7%	5,007	15.1%	3,542	70.7%	17,696	14.4%	15,065	15.2%	2,631	17.5%
Total	$62,483	100.0%	$33,171	100.0%	$29,312	88.4%	$122,878	100.0%	$99,017	100.0%	$23,861	24.1%

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

32 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2021

(Dollars in thousands except share and per share data)

Analysis of Results - Retail

Net sales for the three and six months ended May 29, 2021 increased $29,312 and $23,861, respectively, from the prior year periods due primarily to the major impact of the COVID-19 pandemic on our operations in fiscal 2020, which forced a nearly total shut-down of our retail operations from late March through early May of that year, followed by an exceptionally strong recovery in demand for home furnishings that has continued into the first half of fiscal 2021. The increase in written sales (the value of sales orders taken but not delivered) resulting from this surge in demand has resulted in a retail backlog of $73,489 at May 29, 2021 as compared to $57,041 at November 28, 2020 and $28,949 at May 30, 2020. As previously discussed, Bassett and most of the home furnishings industry has been faced with continuing logistical challenges from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. Gross margins for the three and six months ended May 29, 2021 increased by 420 and 240 basis points, respectively, primarily driven by lower levels of promotional activity coupled with improved margins on clearance activity. SG&A expenses for the three and six months ended May 29, 2021 as a percentage of sales decreased significantly as compared to the comparable periods of 2020. This was driven by workforce reductions, lower advertising spending, and overall cost containment activities. In addition, over the course of fiscal 2020 we closed seven unprofitable store locations, six of which were closed subsequent to the first quarter of 2020.

Because of the significant adverse impact that the COVID-19 pandemic had on our operations during the second quarter of fiscal 2020, we believe that a better understanding of the retail revenue trend that has resulted from our product and marketing initiatives is obtained by comparing our current year revenues to the pre-pandemic levels of fiscal 2019. For the three and six months ended June 1, 2019, retail sales were $62,568 and $132,197, respectively. Compared to fiscal 2019, retail sales for the three and six months ended May 29, 2021, decreased $85 or 0.1% and $9,319, or 7.0%, respectively, over the corresponding quarter and year-to-date periods of fiscal 2019. Sales increases from the introduction of the Bassett Outdoor product line were offset by sales decreases from six fewer stores in operation. Written sales increased 13.8% and 8.1% for the three and six months ended May 29, 2021, respectively, over the corresponding periods of fiscal 2019 in spite of having six fewer stores in operation.

Logistical Services Segment

Results for our logistical services segment for the periods ended May 29, 2021 and May 30, 2020 are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 29, 2021		May 30, 2020		Dollars	Percent	May 29, 2021		May 30, 2020		Dollars	Percent

Logistical services revenue	$22,244	100.0%	$15,259	100.0%	$6,985	45.8%	$42,325	100.0%	$36,574	100.0%	$5,751	15.7%
Operating expenses	20,950	94.2%	17,101	112.1%	3,849	22.5%	40,572	95.9%	37,581	102.8%	2,991	8.0%

Income (loss) from operations	$1,294	5.8%	$(1,842)	-12.1%	$3,136	N/M	$1,753	4.1%	$(1,007)	-2.8%	$2,760	N/M

Analysis of Operations – Logistical Services

Net revenues for the three and six months ended May 29, 2021 increased $6,985 and $5,751, respectively, from the prior year periods due primarily to the major impact of the COVID-19 pandemic on our operations in fiscal 2020, which forced a near total shut-down of furniture retail operations throughout the country from late March through early May of last year.  Operating profit has also increased significantly over the prior year periods, as we were forced during the second quarter of 2020 to run some of our trucks at substantially lower than optimal load levels resulting in inefficiencies and provided freight services for customers outside of the furniture industry in order to maintain some level of revenue and retain our drivers. These improvements have been partially offset in the current year by higher warehousing labor costs as Zenith has been challenged to find and maintain freight-handling personnel in the warehousing operation due to the previously discussed COVID-related labor shortages.

Other Items Affecting Net Income

Other Loss, Net

Other loss, net, for the three months ended May 29, 2021 was $332 compared to $765 for the three months ended May 30, 2020, a decrease of $433. The net change was primarily due to lower net costs of Company-owned life insurance in the current year coupled with valuation charges associated with sublease rent receivables which had been incurred in the prior year as a result of the pandemic.

Other loss, net, for the six months ended May 29, 2021 was $669 compared to $1,127 for the six months ended May 30, 2020, a decrease of $458. The net change was primarily due to lower net costs of Company-owned life insurance in the current year coupled with valuation charges associated with sublease rent receivables which had been incurred in the prior year as a result of the pandemic, partially offset by reduced interest income from our investments in CDs.

33 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2021

(Dollars in thousands except share and per share data)

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rates for the three and six months ended May 29, 2021 of 25.8% and 27.3%, respectively, differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including tax benefits (deficiencies) of $18 and ($117) during the three and six months ended May 29, 2021, respectively, arising from stock-based compensation.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. A major provision of the CARES Act allowed net operating losses from the 2018, 2019 and 2020 tax years to be carried back up to five years. As a result, our effective tax rates for the three and six months ended May 30, 2020 were (36.4%) and (36.5%), respectively, which differ from the federal statutory rate of 21% primarily due to the effects of carrying back our net operating loss from fiscal 2020 to tax years in which the federal statutory rate was 35%, and to the effects of state income taxes and various permanent differences.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations for the first half of fiscal 2021 was $12,050 compared to $5,747 used in operations for the first half of fiscal 2020, representing an increase in cash provided by operations of $17,797. This increase in operating cash flow is primarily due to the significant increase in operating income as compared to the second quarter of fiscal 2020 when nearly all operations were temporarily suspended due to the pandemic, along with a substantial current year increase in customer deposits taken against unfilled orders. These improvements were partially offset by other changes in working capital led by increased investment in inventory as we work to fulfill our order backlog.

Our overall cash position decreased by $23 during the first half of fiscal 2021, compared to an overall decrease of $8,252 during the first half of fiscal 2020, an improvement of $8,229 over the prior year period. Partially offsetting the improvement in cash flows from operations, net cash used in investing activities during the first half of 2021 increased $3,824 to a net use of $3,722 compared to net cash provided by investing activities of $102 for the prior year period. This increase was primarily due to proceeds from the sale of our closed Gulfport store location included in the first half of 2020 along with increased capital expenditures in the current year. Net cash used in financing activities during the first half of 2021 increased $5,744 to a net use of $8,351 as compared to a net use of $2,607 for the prior year period, primarily due to a special dividend of $2,479 declared and paid during the first half of 2021, along with share repurchases of $2,925 during the first half of fiscal 2021 as compared to $1,241 repurchased during the first half of fiscal 2020. As of May 29, 2021, $5,506 remains authorized under our existing share repurchase plan. With cash and cash equivalents and short-term investments totaling $63,491 on hand at May 29, 2021, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Our bank credit facility provides for a line of credit of up to $25,000. At May 29, 2021, we had $3,181 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,819. In addition, we have outstanding standby letters of credit with another bank totaling $325. The line bears interest at the rate of LIBOR plus 1.9%, with a fee of 0.25% charged for the unused portion of the line and is secured by a general lien on our accounts receivable and inventory. We were in compliance with all covenants under the agreement as of May 29, 2021 and expect to remain in compliance through the end of fiscal 2021. The credit facility matures on January 31, 2022.

34 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2021

(Dollars in thousands except share and per share data)

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services and retail segments. The present value of our obligations for leases with terms in excess of one year at May 29, 2021 is $143,910 and is included in our accompanying condensed consolidated balance sheet at May 29, 2021. We were contingently liable under licensee lease obligation guarantees in the amount of $2,073 at May 29, 2021. Remaining terms under these lease guarantees range from approximately one to three years. See Note 12 to our condensed consolidated financial statements for additional details regarding our lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations and occupied by Company-owned retail stores. Such real estate is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and consists of eight properties with an aggregate square footage of 201,096 and a net book value of $17,199 at May 29, 2021.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended November 28, 2020.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. In addition, we have guaranteed certain lease obligations of licensee operators for some of their store locations. See Note 12 to our condensed consolidated financial statements for further discussion of lease guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 11 to our condensed consolidated financial statements for further information regarding certain contingencies as of May 29, 2021.

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

We are exposed to market risk from changes in the cost and availability of raw materials used in our manufacturing processes, principally wood, woven fabric, and foam products.  The cost of foam products, which are petroleum-based, is sensitive to changes in the price of oil.

We are also exposed to commodity price risk related to diesel fuel prices for fuel used in our logistical services and retail segments. We manage our exposure to that risk primarily through the application of fuel surcharges to our customers.

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $17,199 at May 29, 2021 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $2,073 which we have guaranteed on behalf of licensees as of May 29, 2021 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations, warehouse and distribution facilities. At May 29, 2021, the unamortized balance of such right-of-use assets totaled $108,219. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

35 of 39

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

MAY 29, 2021

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

MAY 29, 2021

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, for the three months ended May 29, 2021 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

February 28 - April 3, 2021	3,900	$20.28	3,900	$7,818
April 4 - May 1, 2021	20,812	$26.23	20,812	$7,272
May 2 - May 29, 2021	54,240	$32.57	54,240	$5,506

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On October 3, 2018, the Board of Directors increased the remaining limit of the repurchase plan to $20,000. At May 29, 2021 $5,506 remains available for share repurchases under the plan.

Item 3. Defaults Upon Senior Securities

None.

37 of 39

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 29, 2021

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
July 1, 2021

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer July 1, 2021

39 of 39