Form 10-Q
period 2021-08-28
BASSETT FURNITURE INDUSTRIES INC
filed 2021-09-30
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2021

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

At September 24, 2021, 9,755,846 shares of common stock of the Registrant were outstanding.

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

2 of 40

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED AUGUST 28, 2021 AND AUGUST 29, 2020 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Nine Months Ended

	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020
Sales revenue:
Furniture and accessories	$104,870	$80,341	$316,522	$232,283
Logistical services	14,036	11,218	40,116	35,197
Total sales revenue	118,906	91,559	356,638	267,480

Cost of furniture and accessories sold	52,263	38,418	153,426	113,140

Selling, general and administrative expenses	47,631	40,198	145,474	130,225
Cost of logistical services	14,522	10,196	38,848	35,182
Asset impairment charges	-	-	-	12,184
Goodwill impairment charge	-	-	-	1,971
Litigation expense	-	-	-	1,050
Income (loss) from operations	4,490	2,747	18,890	(26,272)

Other income (loss), net	(347)	697	(1,016)	(430)
Income (loss) before income taxes	4,143	3,444	17,874	(26,702)

Income tax expense (benefit)	1,127	1,266	4,873	(9,738)

Net income (loss)	$3,016	$2,178	$13,001	$(16,964)

Basic earnings (loss) per share	$0.31	$0.22	$1.32	$(1.70)

Diluted earnings (loss) per share	$0.31	$0.22	$1.32	$(1.70)

Regular dividends per share	$0.14	$0.08	$0.39	$0.33

Special dividend per share	$-	$-	$0.25	$-

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE PERIODS ENDED AUGUST 28, 2021 AND AUGUST 29, 2020 – UNAUDITED

(In thousands)

	Quarter Ended		Nine Months Ended

	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020

Net income (loss)	$3,016	$2,178	$13,001	$(16,964)
Other comprehensive income:
Amortization associated with Long Term Cash Awards (LTCA)	36	31	108	94
Income taxes related to LTCA	(9)	(8)	(28)	(24)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	11	2	33	5
Income taxes related to SERP	(3)	-	(9)	(1)

Other comprehensive income, net of tax	35	25	104	74

Total comprehensive income (loss)	$3,051	$2,203	$13,105	$(16,890)

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 28, 2021 AND NOVEMBER 28, 2020

(In thousands)

	(Unaudited)
	August 28, 2021	November 28, 2020
Assets
Current assets
Cash and cash equivalents	$38,611	$45,799
Short-term investments	17,715	17,715
Accounts receivable, net	26,769	22,340
Inventories	73,827	54,886
Recoverable income taxes	6,778	9,666
Other current assets	13,111	10,272
Total current assets	176,811	160,678

Property and equipment, net	94,489	90,917

Deferred income taxes	3,498	4,587
Goodwill and other intangible assets	23,543	23,827
Right of use assets under operating leases	110,792	116,903
Other	6,900	5,637
Total long-term assets	144,733	150,954
Total assets	$416,033	$402,549

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$27,951	$23,426
Accrued compensation and benefits	14,603	16,964
Customer deposits	51,103	39,762
Current portion of operating lease obligations	27,545	27,078
Other current liabilites and accrued expenses	13,050	11,141
Total current liabilities	134,252	118,371

Long-term liabilities
Post employment benefit obligations	12,454	12,089
Long-term portion of operating lease obligations	103,468	111,972
Other long-term liabilities	6,412	2,087
Total long-term liabilities	122,334	126,148

Stockholders’ equity
Common stock	48,779	49,714
Retained earnings	111,958	109,710
Accumulated other comprehensive loss	(1,290)	(1,394)
Total stockholders' equity	159,447	158,030
Total liabilities and stockholders’ equity	$416,033	$402,549

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 40

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 28, 2021 AND AUGUST 29, 2020 – UNAUDITED

(In thousands)

	Nine Months Ended
	August 28, 2021	August 29, 2020
Operating activities:
Net income (loss)	$13,001	$(16,964)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,458	10,249
Gain on lease modification	-	(152)
Asset impairment charges	-	12,184
Goodwill impairment charge	-	1,971
Inventory valuation charges	1,975	3,814
Bad debt valuation charges (recoveries)	(145)	727
Deferred income taxes	1,053	(708)
Other, net	410	188
Changes in operating assets and liabilities:
Accounts receivable	(4,184)	1,552
Inventories	(20,916)	3,887
Other current assets	(100)	(8,898)
Right of use assets under operating leases	18,857	24,338
Customer deposits	11,341	10,380
Accounts payable and other liabilities	2,750	1,379
Obligations under operating leases	(20,823)	(26,464)
Net cash provided by operating activities	13,677	17,483

Investing activities:
Purchases of property and equipment	(7,141)	(2,214)
Proceeds from sales of property and equipment	101	2,345
Purchases of investments	-	(241)
Proceeds from maturities of investments	-	16
Other	(1,173)	(1,107)
Net cash used in investing activities	(8,213)	(1,201)

Financing activities:
Cash dividends	(6,321)	(3,306)
Proceeds from the exercise of stock options	42	-
Other issuance of common stock	266	217
Repurchases of common stock	(5,566)	(1,542)
Taxes paid related to net share settlement of equity awards	(219)	(214)
Repayments of finance lease obligations	(854)	(95)
Net cash used in financing activities	(12,652)	(4,940)
Change in cash and cash equivalents	(7,188)	11,342
Cash and cash equivalents - beginning of period	45,799	19,687
Cash and cash equivalents - end of period	$38,611	$31,029

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 28, 2021

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

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

In response to the restrictive measures imposed by governmental authorities and for the protection of our employees and customers, we temporarily closed our dedicated stores, our manufacturing locations and many of our warehouses for much of the second fiscal quarter of 2020. This extended period of suspended operations had a material adverse impact upon our results of operations during the second fiscal quarter of 2020 and resulted in a significant net loss for the nine months ended August 29, 2020. In addition to operating losses resulting from severely reduced sales volumes, we also recorded charges for goodwill impairment (Note 6) as well as for the impairment of certain other long-lived assets (Note 10). However, since restarting our manufacturing operations and reopening stores, we have seen a significant improvement in business conditions which allowed us to return to overall profitability for the third and fourth fiscal quarters of 2020 continuing through the first nine months of fiscal 2021. Tempering these improvements are the continuing logistical challenges faced by the entire home furnishings industry resulting from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs.

Whereas the progress in mass vaccination programs in the U.S. has prompted state and local governments to substantially lift most remaining restrictions on commercial retail activity, the recent resurgence in COVID-19 cases due to the Delta variant, as well as any future variants of the coronavirus entering the U.S. could prompt a return to tighter restrictions in certain areas of the country. Furthermore, pandemic-related labor shortages and supply chain disruptions are ongoing and order cancellations could result if the present delays in order fulfillment continue. Therefore, uncertainty remains regarding the ongoing impact of the COVID-19 pandemic upon our financial condition and future results of operations, as well as upon the significant estimates and assumptions we utilize in reporting certain assets and liabilities.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and nine months ended August 28, 2021 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 28, 2020.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rates for the three and nine months ended August 28, 2021 of 27.2% and 27.3%, respectively, differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including tax deficiencies of $117 during the nine months ended August 28, 2021, respectively, arising from stock-based compensation.

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

AUGUST 28, 2021

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

Investments

Our short-term investments of $17,715 at August 28, 2021 and November 28, 2020 consisted of CDs. At August 28, 2021, the CDs had original terms averaging eight months, bearing interest at rates ranging from 0.01% to 0.85%. At August 28, 2021, the weighted average remaining time to maturity of the CDs was approximately five months and the weighted average yield of the CDs was approximately 0.05%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at August 28, 2021 and November 28, 2020 approximates their fair value.

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

9 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

4. Accounts Receivable

Accounts receivable consists of the following:

	August 28, 2021	November 28, 2020
Gross accounts receivable	$27,874	$23,551
Allowance for doubtful accounts	(1,105)	(1,211)
Accounts receivable, net	$26,769	$22,340

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

Activity in the allowance for doubtful accounts for the nine months ended August 28, 2021 was as follows:

Balance at November 28, 2020	$1,211
Reductions to allowance	(106)
Balance at August 28, 2021	$1,105

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

AUGUST 28, 2021

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

Inventories were comprised of the following:

	August 28, 2021	November 28, 2020
Wholesale finished goods	$34,826	$25,001
Work in process	699	516
Raw materials and supplies	21,276	14,836
Retail merchandise	31,501	27,946
Total inventories on first-in, first-out method	88,302	68,299
LIFO adjustment	(10,031)	(8,891)
Reserve for excess and obsolete inventory	(4,444)	(4,522)
	$73,827	$54,886

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 28, 2020	$3,421	$1,101	$4,522
Additions charged to expense	1,227	748	1,975
Write-offs	(1,369)	(684)	(2,053)
Balance at August 28, 2021	$3,279	$1,165	$4,444

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

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	August 28, 2021
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(1,541)	$2,009
Technology - customized applications	834	(784)	50

Total intangible assets subject to amortization	$4,384	$(2,325)	2,059

Intangibles not subject to amortization:
Trade names			9,338
Goodwill			12,146

Total goodwill and other intangible assets			$23,543

	November 28, 2020
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$3,550	$(1,346)	$2,204
Technology - customized applications	834	(695)	139

Total intangible assets subject to amortization	$4,384	$(2,041)	2,343

Intangibles not subject to amortization:
Trade names			9,338
Goodwill			12,146

Total goodwill and other intangible assets			$23,827

The carrying amounts of goodwill by reportable segment at both August 28, 2021 and November 28, 2020 are as follows:

	Original	Accumulated
	Recorded	Impairment	Carrying
	Value	Losses	Amount

Wholesale	$9,188	$(1,971)	$7,217
Retail	1,926	(1,926)	-
Logistical services	4,929	-	4,929

Total goodwill	$16,043	$(3,897)	$12,146

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

12 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

Amortization expense associated with intangible assets during the three and nine months ended August 28, 2021 and August 29, 2020 was as follows:

	Quarter Ended		Nine Months Ended
	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020

Intangible asset amortization expense	$95	$95	$284	$284

Estimated future amortization expense for intangible assets that exist at August 28, 2021 is as follows:

Remainder of fiscal 2021	$95
Fiscal 2022	279
Fiscal 2023	259
Fiscal 2024	259
Fiscal 2025	259
Fiscal 2026	259
Thereafter	649

Total	$2,059

7. Bank Credit Facility

Our bank credit facility provides for a line of credit of up to $25,000. At August 28, 2021, we had $3,931 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,069. In addition, we have outstanding standby letters of credit with another bank totaling $325. The line bears interest at the rate of LIBOR plus 1.9%, with a fee of 0.25% charged for the unused portion of the line and is secured by a general lien on our accounts receivable and inventory. We were in compliance with all covenants under the agreement as of August 28, 2021 and expect to remain in compliance through the end of fiscal 2021. The credit facility matures on January 31, 2022.

8. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $8,444 and $8,565 as of August 28, 2021 and November 28, 2020, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to certain management employees in the amount of $400 each. The liability for the LTC Awards was $1,547 and $1,506 as of August 28, 2021 and November 28, 2020, respectively.

13 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	August 28, 2021	November 28, 2020
Accrued compensation and benefits	$613	$613
Post employment benefit obligations	9,378	9,458

Total pension liability	$9,991	$10,071

Components of net periodic pension costs for our defined benefit plans for the three and nine months ended August 28, 2021 and August 29, 2020 are as follows:

	Quarter Ended		Nine Months Ended
	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020
Service cost	$31	$43	$91	$130
Interest cost	48	67	146	201
Amortization of prior service costs	31	31	94	94
Amortization of loss	15	2	45	6

Net periodic pension cost	$125	$143	$376	$431

The components of net periodic pension cost other than the service cost component are included in other loss, net in our condensed consolidated statements of operations.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,652 and $1,677 as of August 28, 2021 and November 28, 2020, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $1,720 and $1,250 as of August 28, 2021 and November 28, 2020, respectively.

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	August 28, 2021	November 28, 2020
Accrued compensation and benefits	$296	$296
Post employment benefit obligations	3,076	2,631

Total deferred compensation liability	$3,372	$2,927

14 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

We recognized expense under our deferred compensation arrangements during the three and nine months ended August 28, 2021 and August 29, 2020 as follows:

	Quarter Ended		Nine Months Ended
	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020
Deferred compensation expense	$96	$190	$451	$483

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

During the nine months ended August 28, 2021, 7,105 restricted shares with an aggregate fair value of $175 were granted to our non-employee directors under the 2021 Plan. These shares will fully vest on the first anniversary of the grant.

2010 Plan

The Bassett Furniture Industries, Incorporated 2010 Stock Incentive Plan, which was approved on April 14, 2010 and amended and restated effective January 13, 2016 (the “2010 Plan”), expired in April of 2020 and no additional grants can be awarded under the plan. During the nine months ended August 28, 2021, 31,000 restricted shares previously granted under the 2010 Plan were vested and released, of which 10,850 shares were withheld to cover withholding taxes of $219. At August 28, 2021, there were 3,500 unvested restricted shares outstanding that were granted under the 2010 Plan and will vest during the fourth quarter of fiscal 2022.

During the nine months ended August 28, 2021, 5,250 stock options granted under the 2010 Plan were exercised resulting in proceeds to the Company of $42. At August 28, 2021, there were no additional stock options outstanding under the 2010 Plan.

Stock compensation expense for the three and nine months ended August 28, 2021 and August 29, 2020 was as follows:

	Quarter Ended		Nine Months Ended
	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020
Stock compensation expense	$48	$120	$110	$335

15 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

10. Other Operating Losses

Fiscal 2020

Asset Impairment Charges

During the nine months ended August 29, 2020, we recorded $11,114 of non-cash impairment charges on the assets of five underperforming retail stores, including $6,239 for the impairment of operating lease right-of-use assets associated with the leased locations. Our estimates of the fair value of the impaired right-of-use assets included estimates of discounted cash flows based upon current market rents and other inputs which we consider to be Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurement and Disclosure (see Note 3).

During the nine months ended August 29, 2020, we incurred $1,070 of non-cash impairment charges in our wholesale segment, primarily due to the closing of our custom upholstery manufacturing facility in Grand Prairie, Texas, in May 2020.

Litigation Expense

During the nine months ended August 29, 2020 we accrued $1,050 relating to estimated costs to resolve certain wage and hour violation claims that had been asserted against the Company.

Gain from Company-Owned Life Insurance

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

12. Lease Guarantees

We have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to three years. We were contingently liable under licensee lease obligation guarantees in the amounts of $1,959 and $1,811 at August 28, 2021 and November 28, 2020, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at August 28, 2021 and November 28, 2020 was not material.

16 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

13. Earnings (Loss) Per Share

The following reconciles basic and diluted earnings (loss) per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended August 28, 2021:

Basic earnings per share	$3,016	9,779,928	$0.31
Add effect of dilutive securities:
Options and restricted shares	-	5,415	-
Diluted earnings per share	$3,016	9,785,343	$0.31

For the quarter ended August 29, 2020:

Basic earnings per share	$2,178	9,955,382	$0.22
Add effect of dilutive securities:
Options and restricted shares	-	16,263	-
Diluted earnings per share	$2,178	9,971,645	$0.22

For the nine months ended August 28, 2021:

Basic earnings per share	$13,001	9,864,691	$1.32
Add effect of dilutive securities:
Options and restricted shares	-	9,329	-
Diluted earnings per share	$13,001	9,874,020	$1.32

For the nine months ended August 29, 2020:

Basic loss per share	$(16,964)	9,979,861	$(1.70)
Add effect of dilutive securities:
Options and restricted shares *	-	-	-
Diluted loss per share	$(16,964)	9,979,861	$(1.70)

* Due to the net loss, potentially dilutive securities would have been anti-dilutive and are therefore excluded.

For the three and nine months ended August 28, 2021 and August 29, 2020, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Nine Months Ended
	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020

Stock options	-	-	-	5,250
Unvested shares	-	3,500	7,105	88,153

Total anti-dilutive securities	-	3,500	7,105	93,403

17 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 28, 2021

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

Inter-company net sales elimination represents the elimination of wholesale sales to our Company-owned stores and the elimination of Zenith logistics revenue from our wholesale retail segment. Inter-company income elimination includes the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the retail consumer. The inter-company income elimination also includes rent paid by our retail stores occupying Company-owned real estate, and the elimination of shipping and handling charges from Zenith for services provided to our wholesale operations.

18 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Nine Months Ended
	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020
Sales Revenue
Wholesale sales of furniture and accessories	$73,073	$55,443	$219,371	$153,588
Less: Sales to retail segment	(26,779)	(23,246)	(84,303)	(68,466)
Wholesale sales to external customers	46,294	32,197	135,068	85,122
Retail sales of furniture and accessories	58,576	48,144	181,454	147,161
Consolidated net sales of furniture and accessories	104,870	80,341	316,522	232,283

Logistical services revenue	21,200	17,848	63,525	54,422
Less: Services to wholesale segment	(7,164)	(6,630)	(23,409)	(19,225)
Logistical services to external customers	14,036	11,218	40,116	35,197
Total sales revenue	$118,906	$91,559	$356,638	$267,480

Income (Loss) from Operations
Wholesale	$4,466	$3,324	$14,622	$(1,344)
Retail - Company-owned stores	917	(1,585)	3,663	(12,004)
Logistical services	(486)	1,022	1,267	15
Inter-company elimination	(407)	(14)	(662)	2,266
Asset impairment charges	-	-	-	(12,184)
Goodwill impairment charge	-	-	-	(1,971)
Litigation expense	-	-	-	(1,050)
Consolidated	$4,490	$2,747	$18,890	$(26,272)

Depreciation and Amortization
Wholesale	$835	$747	$2,456	$2,338
Retail - Company-owned stores	1,528	1,516	4,625	4,958
Logistical services	1,202	747	3,377	2,953
Consolidated	$3,565	$3,010	$10,458	$10,249

Capital Expenditures
Wholesale	$2,078	$286	$4,244	$979
Retail - Company-owned stores	54	92	191	695
Logistical services	1,526	45	2,706	540
Consolidated	$3,658	$423	$7,141	$2,214

	As of	As of
Identifiable Assets	August 28, 2021	November 28, 2020
Wholesale	$189,763	$176,243
Retail - Company-owned stores	165,289	169,105
Logistical services	60,981	57,201
Consolidated	$416,033	$402,549

See Note 15, Revenue Recognition, for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

19 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

15. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected upon delivery. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $51,103 and $39,762 as of August 28, 2021 and November 28, 2020, respectively. Substantially all of the customer deposits held at November 28, 2020 related to performance obligations that were satisfied during the current year-to-date period and have therefore been recognized in revenue for the nine months ended August 28, 2021.

For our logistical services segment, line-haul freight revenue is recognized as services are performed and are billed to the customer upon the completion of delivery to the destination. Because the customer receives the benefits of these services as the freight is in transit from point of origin to destination, we recognize revenue using a percentage of completion method based on our estimate of the amount of time freight has been in transit as of the reporting date compared with our estimate of the total required time for the deliveries. The balances of assets recognized for shipping revenues earned but not billed were $962 and $783 as of August 28, 2021 and November 28, 2020, respectively. Warehousing services revenue is based upon warehouse space occupied by a customer’s goods and inventory movements in and out of a warehouse and is recognized as such services are provided and billed to the customer concurrently in the same period.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At August 28, 2021 and November 28, 2020, our balance of prepaid commissions included in other current assets was $6,073 and $4,279, respectively. We do not incur sales commissions in our logistical services segment.

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

20 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

Disaggregated revenue information for sales of furniture and accessories by product category for the three and nine months ended August 28, 2021 and August 29, 2020, excluding intercompany transactions between our segments, is as follows:

	Quarter Ended
	August 28, 2021			August 29, 2020
	Wholesale	Retail	Total	Wholesale	Retail	Total
Bassett Custom Upholstery	$26,276	$32,362	$58,638	$18,246	$24,366	$42,612
Bassett Leather	9,142	302	9,444	5,616	509	6,125
Bassett Custom Wood	5,745	7,674	13,419	4,623	4,542	9,165
Bassett Casegoods	5,131	10,394	15,525	3,712	11,428	15,140
Accessories, mattresses and other (1)	-	7,844	7,844	-	7,299	7,299
Consolidated net sales of furniture and accessories	$46,294	$58,576	$104,870	$32,197	$48,144	$80,341

	Nine Months Ended
	August 28, 2021			August 29, 2020
	Wholesale	Retail	Total	Wholesale	Retail	Total
Bassett Custom Upholstery	$77,134	$102,201	$179,335	$50,151	$78,746	$128,897
Bassett Leather	26,898	782	27,680	12,663	1,962	14,625
Bassett Custom Wood	17,921	20,756	38,677	12,877	12,710	25,587
Bassett Casegoods	13,115	32,175	45,290	9,431	31,379	40,810
Accessories, mattresses and other (1)	-	25,540	25,540	-	22,364	22,364
Consolidated net sales of furniture and accessories	$135,068	$181,454	$316,522	$85,122	$147,161	$232,283

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

21 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

16. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three and nine months ended August 28, 2021 and August 29, 2020:

	Quarter Ended		Nine Months Ended

	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020
Common Stock:

Beginning of period	$49,262	$49,977	$49,714	$50,581
Issuance of common stock	23	80	143	198
Forfeited shares	-	-	-	(35)
Purchase and retirement of common stock	(506)	(174)	(1,078)	(861)
End of period	$48,779	$49,883	$48,779	$49,883

Common Shares Issued and Outstanding:

Beginning of period	9,852,359	9,995,356	9,942,787	10,116,291
Issuance of common stock	4,587	16,064	28,623	39,572
Forfeited shares	-	-	-	(7,000)
Purchase and retirement of common stock	(101,100)	(34,907)	(215,564)	(172,350)
End of period	9,755,846	9,976,513	9,755,846	9,976,513

Additional Paid-in Capital:

Beginning of period	$-	$-	$-	$195
Issuance of common stock	71	(21)	165	19
Forfeited shares	-	-	-	35
Purchase and retirement of common stock	(119)	(99)	(275)	(563)
Stock based compensation	48	120	110	314
End of period	$-	$-	$-	$-

Retained Earnings:

Beginning of period	$112,325	$103,391	$109,710	$129,130
Cumulative effect of a change in accounting principal	-	-	-	(3,785)
Net income (loss) for the period	3,016	2,178	13,001	(16,964)
Purchase and retirement of common stock	(2,017)	(27)	(4,432)	(332)
Cash dividends declared	(1,366)	(799)	(6,321)	(3,306)
End of period	$111,958	$104,743	$111,958	$104,743

Accumulated Other Comprehensive Loss:

Beginning of period	$(1,325)	$(1,187)	$(1,394)	$(1,236)
Amortization of pension costs, net of tax	35	25	104	74
End of period	$(1,290)	$(1,162)	$(1,290)	$(1,162)

22 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 28, 2021

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

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe-harbor, forward-looking statements:

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aims” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•

the impact of the COVID-19 pandemic and resulting supply chain disruptions upon our ability to maintain normal operations at our retail stores, manufacturing facilities and in our logistical services operations, and the resulting effects any future interruption of those operations may have upon our financial condition, results of operations and liquidity, as well as the impact of the pandemic upon general economic conditions, including consumer spending and the strength of the housing market in the United States

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

AUGUST 28, 2021

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

With 97 BHF stores at August 28, 2021, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. Customer acquisition resulting from our digital outreach strategies increased our traffic to the website by 14% for the nine months ended August 28, 2021 as compared to the comparable period in 2020. The migration to digital brand research has caused us to comprehensively evaluate all of our American made custom products. While our Custom Upholstery, Custom Dining, and Bench Made product lines continue to be our most successful offerings, most of these items must be purchased in a store as they are not conducive to web transactions due to the number of options available. Consequently, we will continue to methodically re-design each one of these important lines. Our intent is to continue to offer the consumer custom options that will help them personalize their home but to do so in an edited fashion that will provide a better web experience in the research phase and will also allow the final purchase to be made either on the web or in the store. While we work to make it easier to purchase either in store or on-line, we will not compromise on our in-store experience or the quality of our in-home makeover capabilities.

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

In response to the above and for the protection of our employees and customers, we temporarily closed our dedicated BHF stores, our manufacturing locations and many of our warehouses for several weeks primarily during the second fiscal quarter of 2020. The disruption to our operations caused by the COVID-19 pandemic resulted in a significant loss for the nine months ended August 29, 2020. By the end of the third quarter of fiscal 2020 we had reopened all stores and resumed manufacturing activity, allowing us to return to profitability beginning with the third quarter of fiscal 2020 and continuing through the first nine months of fiscal 2021.

Since restarting our manufacturing operations and reopening stores, the pace of incoming wholesale orders from both the retail stores and our independent dealers outside the BHF store network have far exceeded our post reopening forecasts. Wholesale orders for the first nine months of fiscal 2021 increased 51% as compared to the comparable period in 2020. In addition, wholesale orders for the first nine months of fiscal 2021 represented a 38% increase as compared to pre-pandemic levels of the first nine months of fiscal 2019. However, various supply chain disruptions and logistical challenges have created significant delays in order fulfillment resulting in abnormally high backlogs. In addition, inflationary pressures throughout the supply chain have resulted in us implementing multiple wholesale price increases over the last several months. We expect that wholesale gross margins will be slightly impacted during the remainder of fiscal 2021 as we cycle through the backlog.

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

We continue to closely monitor the COVID-19 pandemic and its lingering impact on the economy, the consumer and our business. While the rate of incoming orders at both our wholesale and retail segments remains strong, there are continuing logistical challenges faced by us and the entire home furnishings industry resulting from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. Although unable to predict with certainty, we expect gradual decreases in wholesale and retail backlogs over the remainder of fiscal 2021 and into fiscal 2022 driven by an anticipated lower rate of future incoming orders coupled with increased manufacturing and shipping activity. Whereas the progress in mass vaccination programs in the U.S. has prompted state and local governments to substantially lift most remaining restrictions on commercial retail activity, it is nevertheless possible that the recent resurgence in COVID-19 cases due to the Delta variant, as well as any future variants of the coronavirus entering the U.S. could prompt a return to tighter restrictions in certain areas of the country. Furthermore, pandemic-related labor shortages and supply chain disruptions are ongoing and order cancellations could result if the present delays in order fulfillment continue. Therefore, uncertainty remains regarding the ongoing impact of the COVID-19 pandemic upon our financial condition and future results of operations.

26 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

Results of Operations – Periods ended August 28, 2021 compared with the periods ended August 29, 2020:

Consolidated results of operations for the three and nine months ended August 28, 2021 and August 29, 2020 are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 28, 2021		August 29, 2020		Dollars	Percent	August 28, 2021		August 29, 2020		Dollars	Percent

Sales revenue:
Furniture and accessories	$104,870	88.2%	$80,341	87.7%	$24,529	30.5%	$316,522	88.8%	$232,283	86.8%	$84,239	36.3%
Logistical services	14,036	11.8%	11,218	12.3%	2,818	25.1%	40,116	11.2%	35,197	13.2%	4,919	14.0%
Total sales revenue	118,906	100.0%	91,559	100.0%	27,347	29.9%	356,638	100.0%	267,480	100.0%	89,158	33.3%
Cost of furniture and accessories sold	52,263	44.0%	38,418	42.0%	13,845	36.0%	153,426	43.0%	113,140	42.3%	40,286	35.6%
SG&A expenses	47,631	40.1%	40,198	43.9%	7,433	18.5%	145,474	40.8%	130,225	48.7%	15,249	11.7%
Cost of logistical services	14,522	12.2%	10,196	11.1%	4,326	42.4%	38,848	10.8%	35,182	13.2%	3,666	10.4%
Other charges	-	0.0%	-	0.0%	-	0.0%	-	0.0%	15,205	6.5%	(15,205)	-100.0%

Income (loss) from operations	$4,490	3.8%	$2,747	3.0%	$1,743	63.5%	$18,890	5.4%	$(26,272)	-9.8%	$45,162	N/M

Total sales revenue for the three and nine months ended August 28, 2021 increased $27,347 and $89,158, respectively, from the prior year periods due primarily to the major impact of the COVID-19 pandemic on our operations during fiscal 2020, which forced a nearly total shut-down of our manufacturing and retail operations from late March through early May of last year, followed by an exceptionally strong recovery in demand for home furnishings that has continued into the first nine months of fiscal 2021.

Cost of furniture and accessories sold as a percentage of total revenue for the three and nine months ended August 28, 2021 increased over prior year periods primarily due to rising raw material and inbound freight costs, partially offset by improved leverage on fixed costs for the first nine months of fiscal 2021 versus the prior year period when our operations were temporarily shut down due to the pandemic. SG&A expenses as a percentage of sales for the three and nine months ended August 28, 2021 decreased significantly from comparable fiscal 2020 periods due to increased leverage of fixed costs due to higher sales volume coupled with the fact that we have been able to maintain various expense reductions implemented in the second and third quarters of fiscal 2020 in response to the COVID-19 pandemic. This was partially offset by increased operating costs in the logistical services segment.

Other charges of $15,205 incurred during the nine months ended August 29, 2020 included $11,114 of non-cash asset impairment charges on five underperforming retail stores, including $6,239 for the impairment of operating lease right-of-use assets, and $1,070 of non-cash impairment charges in our wholesale segment, primarily due to the closure of our custom upholstery manufacturing facility in Grand Prairie, Texas in May of 2020, a non-cash charge of $1,971 for the impairment of goodwill associated with our wood reporting unit within our wholesale segment, and $1,050 of litigation costs relating to certain wage and hour violation claims that had been asserted against the Company. These claims have since been settled at no additional cost.

Because of the significant adverse impact that the COVID-19 pandemic had on our operations during the second quarter of fiscal 2020, we believe that a better understanding of the revenue growth that has resulted from our product and marketing initiatives is obtained by comparing our current year revenues to the pre-pandemic levels of fiscal 2019. For the three and nine months ended August 31, 2019, sales of furniture and accessories were $98,369 and $301,550, respectively. Sales of furniture and accessories for the three and nine months ended August 28, 2021 increased $6,501 or 6.6% and $14,972 or 5.0%, respectively, over the corresponding quarter and year-to-date periods of fiscal 2019. This growth as compared to fiscal 2019 is attributable not only to the exceptionally strong demand for home furnishings that has benefited our industry over the past fifteen months, but also due to increases in our wholesale business through growth in our Lane Venture line of outdoor furniture, the introduction of our Bassett Outdoor line of outdoor furniture sold through our BHF store network, and the expansion of our wholesale customer base of independent dealers partially offset by lower retail sales from the closure of seven Company-owned stores since the end of the second quarter of 2019.

27 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2021

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

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

The following tables illustrate the effects of various intercompany eliminations on income from operations in the consolidation of our segment results:

	Quarter Ended August 28, 2021
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$73,073	$58,576	$-	$(26,779)	(1)	$104,870
Logistical services	-	-	21,200	(7,164)	(2)	14,036
Total sales revenue	73,073	58,576	21,200	(33,943)		118,906
Cost of furniture and accessories sold	50,493	27,815	-	(26,045)	(3)	52,263
SG&A expense	18,114	29,844	-	(327)	(4)	47,631
Cost of logistical services	-	-	21,686	(7,164)	(5)	14,522
Income (loss) from operations	$4,466	$917	$(486)	$(407)		$4,490

	Quarter Ended August 29, 2020
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$55,443	$48,144	$-	$(23,246)	(1)	$80,341
Logistical services	-	-	17,848	(6,630)	(2)	11,218
Total sales revenue	55,443	48,144	17,848	(29,876)		91,559
Cost of furniture and accessories sold	37,079	24,243	-	(22,904)	(3)	38,418
SG&A expense	15,040	25,486	-	(328)	(4)	40,198
Cost of logistical services	-	-	16,826	(6,630)	(5)	10,196
Income (loss) from operations	$3,324	$(1,585)	$1,022	$(14)		$2,747

	Nine Months Ended August 28, 2021
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$219,371	$181,454	$-	$(84,303)	(1)	$316,522
Logistical services	-	-	63,525	(23,409)	(2)	40,116
Total sales revenue	219,371	181,454	63,525	(107,712)		356,638
Cost of furniture and accessories sold	148,640	87,444	-	(82,658)	(3)	153,426
SG&A expense	56,109	90,347	-	(982)	(4)	145,474
Cost of logistical services	-	-	62,258	(23,410)	(5)	38,848
Income from operations	$14,622	$3,663	$1,267	$(662)		$18,890

	Nine Months Ended August 29, 2020
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$153,588	$147,161	$-	$(68,466)	(1)	$232,283
Logistical services	-	-	54,422	(19,225)	(2)	35,197
Total sales revenue	153,588	147,161	54,422	(87,691)		267,480
Cost of furniture and accessories sold	108,256	74,638	-	(69,754)	(3)	113,140
SG&A expense	46,676	84,527		(978)	(4)	130,225
Cost of logistical services	-	-	54,407	(19,225)	(5)	35,182
Income (loss) from operations before other charges (6)	$(1,344)	$(12,004)	$15	$2,266		$(11,067)

29 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2021

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

Income (Loss) from Operations before Other Charges

The following table reconciles income (loss) from operations before other charges as shown above for our consolidated segment results with income (loss) from operations as reported for GAAP:

	Quarter Ended		Nine Months Ended
	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020

Income (loss) from operations before other charges	$4,490	$2,747	$18,890	$(11,067)
Less:
Asset impairment charges	-	-	-	12,184
Goodwill impairment charge	-	-	-	1,971
Litigation expense	-	-	-	1,050

Income (loss) from operations as reported	$4,490	$2,747	$18,890	$(26,272)

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

Goodwill Impairment Charge

Due to the impact of the COVID-19 pandemic, we performed an interim impairment assessment of our goodwill as of May 30, 2020. As a result, during the nine months ended August 29, 2020 we recognized a non-cash charge of $1,971 for the impairment of goodwill associated with our wood reporting unit within our wholesale segment (see Note 6 to our Condensed Consolidated Financial Statements).

Litigation Expense

During the nine months ended August 29, 2020 we accrued $1,050 for the estimated costs to resolve certain wage and hour violation claims that had been asserted against the Company.

30 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2021

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

	Quarter Ended August 28, 2021
	Non-GAAP Presentation				GAAP Presentation
	Wholesale	Retail	Eliminations		Consolidated

Sales revenue: furniture & accessories	$73,073	$58,576	$(26,779)	(1)	$104,870
Cost of furniture and accessories sold	50,493	27,815	(26,045)	(2)	52,263
Gross profit	$22,580	$30,761	$(734)	(3)	$52,607

	Quarter Ended August 29, 2020
	Non-GAAP Presentation				GAAP Presentation
	Wholesale	Retail	Eliminations		Consolidated
Sales revenue: furniture & accessories	$55,443	$48,144	$(23,246)	(1)	$80,341
Cost of furniture and accessories sold	37,079	24,243	(22,904)	(2)	38,418
Gross profit	$18,364	$23,901	$(342)	(3)	$41,923

	Nine Months Ended August 28, 2021
	Non-GAAP Presentation				GAAP Presentation
	Wholesale	Retail	Eliminations		Consolidated

Sales revenue: furniture & accessories	$219,371	$181,454	$(84,303)	(1)	$316,522
Cost of furniture and accessories sold	148,640	87,444	(82,658)	(2)	153,426
Gross profit	$70,731	$94,010	$(1,645)	(3)	$163,096

	Nine Months Ended August 29, 2020
	Non-GAAP Presentation				GAAP Presentation
	Wholesale	Retail	Eliminations		Consolidated
Sales revenue: furniture & accessories	$153,588	$147,161	$(68,466)	(1)	$232,283
Cost of furniture and accessories sold	108,256	74,638	(69,754)	(2)	113,140
Gross profit	$45,332	$72,523	$1,288	(3)	$119,143

Notes to the gross profit by segment table:

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
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

31 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the periods ended August 28, 2021 and August 29, 2020 are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 28, 2021		August 29, 2020		Dollars	Percent	August 28, 2021		August 29, 2020		Dollars	Percent

Net sales	$73,073	100.0%	$55,443	100.0%	$17,630	31.8%	$219,371	100.0%	$153,588	100.0%	$65,783	42.8%
Gross profit*	22,580	30.9%	18,364	33.1%	4,216	23.0%	70,731	32.2%	45,332	29.5%	25,399	56.0%
SG&A expenses	18,114	24.8%	15,040	27.1%	3,074	20.4%	56,109	25.6%	46,676	30.4%	9,433	20.2%

Income (loss) from operations	$4,466	6.1%	$3,324	6.0%	$1,142	34.4%	$14,622	6.7%	$(1,344)	-0.9%	$15,966	N/M

*Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under Non-GAAP Financial Information above.

Wholesale sales by major product category are as follows:

	Quarter Ended
	August 28, 2021				August 29, 2020				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$26,276	$16,572	$42,848	58.6%	$18,246	$12,770	$31,016	55.9%	$11,832	38.1%
Bassett Leather	9,142	5	9,147	12.5%	5,616	188	5,804	10.5%	3,343	57.6%
Bassett Custom Wood	5,745	5,440	11,185	15.3%	4,623	4,959	9,582	17.3%	1,603	16.7%
Bassett Casegoods	5,131	4,762	9,893	13.5%	3,712	5,329	9,041	16.3%	852	9.4%
Total	$46,294	$26,779	$73,073	100.0%	$32,197	$23,246	$55,443	100.0%	$17,630	31.8%

	Nine Months Ended
	August 28, 2021				August 30, 2020				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$77,134	$52,102	$129,236	58.9%	$50,151	$40,132	$90,283	58.8%	$38,953	43.1%
Bassett Leather	26,898	47	26,945	12.3%	12,663	896	13,559	8.8%	13,386	98.7%
Bassett Custom Wood	17,921	18,117	36,038	16.4%	12,877	13,627	26,504	17.3%	9,534	36.0%
Bassett Casegoods	13,115	14,037	27,152	12.4%	9,431	13,811	23,242	15.1%	3,910	16.8%
Total	$135,068	$84,303	$219,371	100.0%	$85,122	$68,466	$153,588	100.0%	$65,783	42.8%

Analysis of Results - Wholesale

Net sales for the three and nine months ended August 28, 2021 increased $17,630 and $65,783, respectively, from the prior year periods due primarily to the major impact of the COVID-19 pandemic on our operations during fiscal 2020, which forced a nearly total shut-down of our manufacturing and retail operations from late March through early May of last year, followed by an exceptionally strong recovery in demand for home furnishings that has continued into the first nine months of fiscal 2021. The increase in orders resulting from this surge in demand, coupled with continuing supply chain disruptions in the wake of the pandemic, has resulted in a wholesale backlog of $92,839 at August 28, 2021 as compared to $54,874 at November 28, 2020 and $37,408 at August 29, 2020. As previously discussed, Bassett and most of the home furnishings industry has been faced with continuing logistical challenges from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. Gross margins for the three months ended August 28, 2021 declined 220 basis points compared to the prior year period as we have experienced significant increases in material costs primarily in the upholstery operation, partially offset by greater leverage on fixed costs due to higher sales volumes. For the nine months ended August 29, 2021, gross margins improved primarily due to improved leverage on fixed costs versus the prior year period when our operations were temporarily shut down due to the pandemic. SG&A expenses as a percentage of sales for the three and nine months ended August 28, 2021 decreased significantly from the comparable fiscal 2020 periods due to increased leverage of fixed costs due to higher sales volume coupled with various expense reductions implemented in the second and third quarters of fiscal 2020 in response to the COVID-19 pandemic.

32 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

Because of the significant adverse impact that the COVID-19 pandemic had on our operations during the second quarter of fiscal 2020, we believe that a better understanding of the revenue growth that has resulted from our product and marketing initiatives is obtained by comparing our current year revenues to the pre-pandemic levels of fiscal 2019. For the three and nine months ended August 31, 2019, wholesale sales were $62,690 and $198,602, respectively. Wholesale sales for the three and nine months ended August 28, 2021 increased $10,383 or 16.6% and $20,769, or 10.5%, respectively, over the corresponding quarter and year-to-date periods of fiscal 2019. Shipments to the BHF store network declined 5.7% for the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2019 while shipments for the first nine months of fiscal 2021 declined 4.9% from the first nine months of fiscal 2019. Growth in shipments to the BHF store network of the Bassett Outdoor line of outdoor furniture, introduced in fiscal 2020, was offset by lower retail sales from the closure of seven Company-owned stores since the end of the second quarter of 2019. Shipments to the open market (independent dealers outside of the BHF store network) increased 48% and 36% for the three and nine months ended August 28, 2021, respectively, over the comparable fiscal 2019 periods primarily due to increases from existing dealers along with an expansion of the dealer base. Shipments of our Lane Venture line of outdoor furniture increased 34% for both the three and nine months ended August 28, 2021, respectively, over the comparable fiscal 2019 periods. In addition, wholesale orders for the three and nine months ended August 28, 2021, increased 33% and 38%, respectively, over the corresponding quarter and year-to-date periods of fiscal 2019. Wholesale orders from independent dealers increased 69% and 84% for the three and nine month periods driven by increases from existing dealers along with an expansion of the dealer base. Also, orders from the Bassett Home Furnishings store network increased 13% and 11% over the quarter and year-to-date periods of 2019, respectively, in spite of having seven fewer stores in the fleet during 2021. Lane Venture orders increased by 64% and 82%, respectively, for those same periods.

Retail – Company-owned Stores Segment

Results for the retail segment for the periods ended August 28, 2021 and August 29, 2020 are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 28, 2021		August 29, 2020		Dollars	Percent	August 28, 2021		August 29, 2020		Dollars	Percent

Net sales	$58,576	100.0%	$48,144	100.0%	$10,432	21.7%	$181,454	100.0%	$147,161	100.0%	$34,293	23.3%
Gross profit*	30,761	52.5%	23,901	49.6%	6,860	28.7%	94,010	51.8%	72,523	49.3%	21,487	29.6%
SG&A expenses	29,844	50.9%	25,486	52.9%	4,358	17.1%	90,347	49.8%	84,527	57.4%	5,820	6.9%
Income (loss) from operations	$917	1.6%	$(1,585)	-3.3%	$2,502	N/M	$3,663	2.0%	$(12,004)	-8.2%	$15,667	N/M

*Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under Non-GAAP Financial Information above.

Retail sales by major product category are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 28, 2021		August 29, 2020		Dollars	Percent	August 28, 2021		August 29, 2020		Dollars	Percent

Bassett Custom Upholstery	$32,362	55.2%	$24,366	50.6%	$7,996	32.8%	$102,201	56.3%	$78,746	53.5%	$23,455	29.8%
Bassett Leather	302	0.5%	509	1.1%	(207)	-40.7%	782	0.4%	1,962	1.3%	(1,180)	-60.1%
Bassett Custom Wood	7,674	13.1%	4,542	9.4%	3,132	69.0%	20,756	11.4%	12,710	8.6%	8,046	63.3%
Bassett Casegoods	10,394	17.7%	11,428	23.7%	(1,034)	-9.0%	32,175	17.7%	31,379	21.3%	796	2.5%
Accessories, mattresses and other (1)	7,844	13.4%	7,299	15.2%	545	7.5%	25,540	14.1%	22,364	15.2%	3,176	14.2%
Total	$58,576	100.0%	$48,144	100.0%	$10,432	21.7%	$181,454	100.0%	$147,161	100.0%	$34,293	23.3%

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

33 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

Analysis of Results - Retail

Net sales for the three and nine months ended August 28, 2021 increased $10,432 and $34,293, respectively, from the prior year periods due primarily to the major impact of the COVID-19 pandemic on our operations in fiscal 2020, which forced a nearly total shut-down of our retail operations from late March through early May of that year, followed by an exceptionally strong recovery in demand for home furnishings that has continued into the first nine months of fiscal 2021. The increase in written sales (the value of sales orders taken but not delivered) resulting from this surge in demand has resulted in a retail backlog of $80,977 at August 28, 2021 as compared to $57,041 at November 28, 2020 and $47,904 at August 29, 2020. As previously discussed, Bassett and most of the home furnishings industry has been faced with continuing logistical challenges from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. Gross margins for the three and nine months ended August 28, 2021 increased by 290 and 250 basis points, respectively, primarily driven by lower levels of promotional activity coupled with improved margins on clearance activity. SG&A expenses for the three and nine months ended August 28, 2021 as a percentage of sales decreased significantly as compared to the comparable periods of 2020. This was driven by workforce reductions, overall cost containment activities and greater leverage on fixed costs from higher sales volumes. In addition, over the course of fiscal 2020 we closed seven unprofitable store locations, three of which were closed subsequent to the second quarter of 2020.

Because of the significant adverse impact that the COVID-19 pandemic had on our operations during the second quarter of fiscal 2020, we believe that a better understanding of the retail revenue trend that has resulted from our product and marketing initiatives is obtained by comparing our current year revenues to the pre-pandemic levels of fiscal 2019. For the three and nine months ended August 31, 2019, retail sales were $66,539 and $198,736, respectively. Compared to fiscal 2019, retail sales for the three and nine months ended August 28, 2021, decreased $7,963 or 12% and $17,282, or 8.7%, respectively, over the corresponding quarter and year-to-date periods of fiscal 2019. Sales increases from the introduction of the Bassett Outdoor product line were offset by sales decreases from seven fewer stores in operation. Written sales increased 2.6% and 6.7% for the three and nine months ended August 28, 2021, respectively, over the corresponding periods of fiscal 2019 in spite of having seven fewer stores in operation.

Logistical Services Segment

Results for our logistical services segment for the periods ended August 28, 2021 and August 29, 2020 are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 28, 2021		August 29, 2020		Dollars	Percent	August 28, 2021		August 29, 2020		Dollars	Percent

Logistical services revenue	$21,200	100.0%	$17,848	100.0%	$3,352	18.8%	$63,525	100.0%	$54,422	100.0%	$9,103	16.7%
Operating expenses	21,686	102.3%	16,826	94.3%	4,860	28.9%	62,258	98.0%	54,407	100.0%	7,851	14.4%

Income (loss) from operations	$(486)	-2.3%	$1,022	5.7%	$(1,508)	N/M	$1,267	2.0%	$15	0.0%	$1,252	N/M

Analysis of Operations – Logistical Services

Net revenues for the three and nine months ended August 28, 2021 increased $3,352 and $9,103, respectively, from the prior year periods due primarily to the major impact of the COVID-19 pandemic on our operations in fiscal 2020, which forced a near total shut-down of furniture retail operations throughout the country from late March through early May of last year.  Zenith incurred an operating loss of $486 for the third quarter of fiscal 2021 compared to an operating profit of $1,022 the prior year period primarily due to significantly higher warehousing labor costs as Zenith has been challenged to find and retain freight-handling personnel in the warehousing operation. For the year to date, operating profit was $1,267 compared to only $15 for the prior year period, when we were forced during the second quarter of 2020 to run some of our trucks at substantially lower than optimal load levels resulting in inefficiencies and provided freight services for customers outside of the furniture industry in order to maintain some level of revenue and retain our drivers. These improvements in the efficiency of our middle mile trucking operations in fiscal 2021 were partially offset by the rising cost of labor in our warehousing operations.

34 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

Other Items Affecting Net Income

Other Income (Loss), Net

Other loss, net, for the three months ended August 28, 2021 was $347 compared to other income, net, of $697 for the three months ended August 29, 2020, a net change of $1,044. The net change was primarily due to a $914 gain recognized in the prior year period for a death benefit from Company-owned life insurance.

Other loss, net, for the nine months ended August 28, 2021 was $1,016 compared to $430 for the nine months ended August 29, 2020, a decrease of $586. The net change was primarily due to a $914 gain recognized in the prior year period for a death benefit from Company-owned life insurance partially offset by valuation charges associated with sublease rent receivables which had been incurred in the prior year as a result of the pandemic.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rates for the three and nine months ended August 28, 2021 of 27.2% and 27.3%, respectively, differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including tax deficiencies of $117 during the nine months ended August 28, 2021, respectively, arising from stock-based compensation.

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

Liquidity and Capital Resources

Cash Flows

Cash provided by operations for the first nine months of fiscal 2021 was $13,676 compared to $17,483 for the first nine months of fiscal 2020, representing a decrease of $3,807. This decrease in operating cash flow is primarily due to significantly increased investment in inventory as we work to fulfill our order backlog and cope with ongoing supply chain disruptions, partially offset by increased customer deposits associated with the increase in retail backlogs.

Our overall cash position decreased by $7,188 during the first nine months of fiscal 2021, compared to an overall increase of $11,342 during the first nine months of fiscal 2020, a decline of $18,530 from the prior year period. In addition to the decline in cash flows from operations, net cash used in investing activities during the first nine months of 2021 increased $7,012 to a net use of $8,213 compared to net cash used in investing activities of $1,201 for the prior year period. This increase was primarily due to increased capital expenditures in the current year while the prior year period also included proceeds from the sale of our closed Gulfport store location. Net cash used in financing activities during the first nine months of 2021 increased $7,711 to a net use of $12,651 as compared to a net use of $4,940 for the prior year period, primarily due to increased share repurchases of $5,566 during the first nine months of fiscal 2021 as compared to $1,542 repurchased during the first nine months of fiscal 2020 along with a special dividend of $2,479 declared and paid during the first nine months of 2021. As of August 28, 2021, $19,348 remains authorized under our existing share repurchase plan. With cash and cash equivalents and short-term investments totaling $56,326 on hand at August 28, 2021, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

35 of 40

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

Debt and Other Obligations

Our bank credit facility provides for a line of credit of up to $25,000. At August 28, 2021, we had $3,931 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,069. In addition, we have outstanding standby letters of credit with another bank totaling $325. The line bears interest at the rate of LIBOR plus 1.9%, with a fee of 0.25% charged for the unused portion of the line and is secured by a general lien on our accounts receivable and inventory. We were in compliance with all covenants under the agreement as of August 28, 2021 and expect to remain in compliance through the end of fiscal 2021. The credit facility matures on January 31, 2022.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services and retail segments. The present value of our obligations for leases with terms in excess of one year at August 28, 2021 is $139,056 and is included in our accompanying condensed consolidated balance sheet at August 28, 2021. We were contingently liable under licensee lease obligation guarantees in the amount of $1,959 at August 28, 2021. Remaining terms under these lease guarantees range from approximately one to three years. See Note 12 to our condensed consolidated financial statements for additional details regarding our lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations and occupied by Company-owned retail stores. Such real estate is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and consists of eight properties with an aggregate square footage of 201,096 and a net book value of $17,071 at August 28, 2021.

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

Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 11 to our condensed consolidated financial statements for further information regarding certain contingencies as of August 28, 2021.

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

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $17,071 at August 28, 2021 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,959 which we have guaranteed on behalf of licensees as of August 28, 2021 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations, warehouse and distribution facilities. At August 28, 2021, the unamortized balance of such right-of-use assets totaled $103,370. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

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

AUGUST 28, 2021

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, for the three months ended August 28, 2021 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

May 30 - July 3, 2021	66,000	$27.58	66,000	$3,685
July 4 - July 31, 2021	25,100	$23.79	25,100	$19,572
August 1 - August 28, 2021	10,000	$22.31	10,000	$19,348

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On July 15, 2021, the Board of Directors increased the remaining limit of the repurchase plan to $20,000. At August 28, 2021 $19,348 remains available for share repurchases under the plan.

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

AUGUST 28, 2021

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
September 30, 2021

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer September 30, 2021

40 of 40