Form 10-K
period 2021-11-27
BASSETT FURNITURE INDUSTRIES INC
filed 2022-01-31
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 27, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 29, 2021 was $277,243,046.

The number of shares of the Registrant’s common stock outstanding on January 14, 2022 was 9,768,646.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be held March 9, 2022, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

As used herein, unless the context otherwise requires, “Bassett,” the “Company,” “we,” “us” and “our” refer to Bassett Furniture Industries, Incorporated and its subsidiaries. References to 2021, 2020 and 2019 mean the fiscal years ended November 27, 2021, November 28, 2020 and November 30, 2019. Please note that fiscal 2019 contained 53 weeks.

SAFE-HARBOR, FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors, which should be read in conjunction with Item 1A “Risk Factors”, that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

●

the impact of the ongoing coronavirus (“COVID-19”) outbreak upon our ability to maintain normal operations at our retail stores, manufacturing facilities and in our logistical services operations, and the resulting effects any future interruption of those operations may have upon our financial condition, results of operations and liquidity, as well as the impact of the outbreak upon general economic conditions, including consumer spending and the strength of the housing market in the United States

●	competitive conditions in the home furnishings industry

●	overall retail traffic levels in stores and on the web and consumer demand for home furnishings

●	ability of our customers and consumers to obtain credit

●	the profitability of the stores (independent licensees and Company-owned retail stores) which may result in future store closings

●

ability to implement our Company-owned retail strategies and realize the benefits from such strategies, including our initiatives to expand and improve our digital marketing and advertising capabilities, as they are implemented

●

fluctuations in the cost and availability of raw materials, fuel, labor and sourced products, including those which may result from supply chain disruptions and the imposition of new or increased duties, tariffs, retaliatory tariffs and trade limitations with respect to foreign-sourced products

●	results of marketing and advertising campaigns

●

effectiveness and security of our information technology systems and possible disruptions due to cybersecurity threats, including any impacts from a network security incident; and the sufficiency of our insurance coverage, including cybersecurity insurance

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

PART I

ITEM 1.         BUSINESS

(dollar amounts in thousands except per share data)

General

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We also sell our products through our website at www.bassettfurniture.com. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 119-year history has instilled the principles of quality, value, and integrity in everything we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and meet the demands of a global economy.

With 97 BHF stores at November 27, 2021, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products, including the Lane Venture outdoor furniture products, through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We have factories in Newton, North Carolina that manufacture Bench Made custom upholstered and outdoor furniture. We also have factories in Martinsville and Bassett, Virginia that assemble and finish our custom dining offerings, including our Bench Made line of solid hardwood furniture. We currently lease a facility in Haleyville, Alabama where we manufacture aluminum frames for our outdoor furniture. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its manufacturing process. Our logistics team then ships the product to one of our home delivery hubs or to a location specified by our licensees.  In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture (casegoods) and certain leather upholstery offerings from several foreign plants, primarily in Vietnam, Thailand and China. Over 75% of the products we currently sell are manufactured in the United States.

During fiscal 2018 we acquired Lane Venture, a manufacturer and distributor of premium outdoor furniture and is operated as a component of our wholesale segment. This acquisition marked our entry into the market for outdoor furniture and we believe that Lane Venture has provided a foundation for us to become a significant participant in this category. Our strategy is to distribute this brand outside of our BHF store network only.

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

Ongoing Impact of the COVID-19 Pandemic and Related Supply Chain and Labor Issues Upon Our Business

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

In response to the above and for the protection of our employees and customers, we temporarily closed our dedicated BHF stores, our manufacturing locations and many of our warehouses for several weeks primarily during the second fiscal quarter of 2020. The disruption to our operations caused by the COVID-19 pandemic resulted in a significant loss for the year ended November 28, 2020. By the end of the third quarter of fiscal 2020 we had reopened all stores and resumed manufacturing activity, allowing us to return to profitability beginning with the third quarter of fiscal 2020 and continuing through fiscal 2021.

Since restarting our manufacturing operations and reopening stores, the pace of incoming wholesale orders from both the retail stores and our independent dealers outside the BHF store network have far exceeded our post reopening forecasts. Wholesale orders for fiscal 2021 increased 29% as compared to 2020. In addition, wholesale orders for fiscal 2021 represented a 28% increase as compared to pre-pandemic levels of fiscal 2019. However, various supply chain disruptions and logistical challenges have created significant delays in order fulfillment resulting in abnormally high backlogs. In addition, inflationary pressures throughout the supply chain have resulted in us implementing multiple wholesale price increases over the last several months. We expect that wholesale gross margins will be slightly impacted during the first half of fiscal 2022 as we cycle through the backlog.

To address our growing backlog, in fiscal 2021 we opened another upholstery manufacturing facility in Newton, NC, adjacent to our existing 500,000 square foot complex. Production from this additional 123,000 square foot facility began in early June and is dedicated to our opening price point “Everyday Value” product. The added space will also allow us to expand our Bench Made motion program, previously referred to as Magnificent Motion, that has exceeded our sales projections since its debut in early 2020.

We continue to closely monitor the COVID-19 pandemic and its lingering impact on the economy, the consumer and our business. While the rate of incoming orders at both our wholesale and retail segments remains strong, there are continuing logistical challenges faced by us and the entire home furnishings industry resulting from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. Although unable to predict with certainty, we expect gradual decreases in wholesale and retail backlogs over the course of fiscal 2022 driven by an anticipated lower rate of future incoming orders coupled with increased manufacturing and shipping activity. Whereas the progress in mass vaccination programs in the U.S. has prompted state and local governments to substantially lift most remaining restrictions on commercial retail activity, it is nevertheless possible that the recent resurgence in COVID-19 cases due to the Delta and Omicron variants, as well as any future variants of the coronavirus entering the U.S., could prompt a return to tighter restrictions in certain areas of the country. Furthermore, pandemic-related labor shortages and supply chain disruptions remain unresolved and order cancellations could result if the present delays in order fulfillment continue for an extended period of time. Therefore, uncertainty remains regarding the ongoing impact of the COVID-19 pandemic upon our financial condition and future results of operations.

Operating Segments

We have strategically aligned our business into three reportable segments: Wholesale, Retail – Company-owned stores, and Logistical Services.

The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BHF stores (Company-owned retail stores and licensee-owned stores) and independent furniture retailers. Our retail segment consists of 63 Company-owned and operated BHF stores. The following table shows the number of Company-owned stores by state as of November 27, 2021:

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

Wholesale shipments by category for the last three fiscal years, excluding intercompany sales to our retail segment, are summarized below:

	2021				2020				2019
	External	Intercompany	Total		External	Intercompany	Total		External	Intercompany	Total
Bassett Custom Upholstery	$105,445	$69,533	$174,978	59.2%	$71,840	$56,360	$128,200	58.0%	$78,856	$73,559	$152,415	58.4%
Bassett Leather	36,157	61	36,218	12.3%	20,487	949	21,436	9.7%	17,083	2,137	19,220	7.4%
Bassett Custom Wood	24,079	24,066	48,145	16.3%	19,682	19,629	39,311	17.8%	21,264	24,818	46,082	17.6%
Bassett Casegoods	17,378	18,610	35,988	12.2%	13,719	18,409	32,128	14.5%	17,221	23,699	40,920	15.7%
Accessories (1)	-	-	-	0.0%	-	-	-	0.0%	748	1,720	2,468	0.9%

Total	$183,059	$112,270	$295,329	100.0%	$125,728	$95,347	$221,075	100.0%	$135,172	$125,933	$261,105	100.0%

(1)

Beginning with the third quarter of fiscal 2019, our wholesale segment no longer purchases accessory items for resale to our retail segment or to third party customers such as licensees or independent furniture retailers. Our retail segment and third party customers now source their accessory items directly from the accessory vendors.

Approximately 24% of our 2021 wholesale sales were of imported product compared to 24% and 23% in 2020 and 2019, respectively. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers.

The dollar value of our wholesale backlog, representing orders received but not yet shipped to the BHF store network or independent dealers, was $90,057 at November 27, 2021 and $54,874 at November 28, 2020. We believe that the backlog will gradually decrease over the course of 2022 to a more manageable level as supply chain constraints begin to ease and because we do not believe the pace of business experienced in late fiscal 2020 through most of fiscal 2021 is sustainable.

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

Retail Segment Overview – Company-Owned Retail Stores

The retail furniture industry remains very competitive and includes local furniture stores, regional furniture retailers, national department and chain stores, single-vendor branded retailers and on-line retailers. As a whole, our store network with 63 Company-owned stores and 34 licensee-owned stores, ranks in the top 30 in retail furniture sales in the United States. Our Company-owned store network peaked at 70 stores in fiscal 2019. Since that time, we have closed seven underperforming locations.

Net sales for our Company-owned retail stores by major product category for the last three fiscal years are summarized below:

	2021		2020		2019

Bassett Custom Upholstery	$139,527	56.3%	$112,888	53.3%	$142,865	53.2%
Bassett Leather	226	0.1%	2,326	1.1%	3,782	1.4%
Bassett Custom Wood	30,931	12.5%	28,942	13.7%	35,092	13.1%
Bassett Casegoods	42,658	17.2%	35,728	16.9%	44,827	16.7%
Accessories, mattresses & other (1)	34,485	13.9%	32,060	15.1%	42,127	15.7%

Total	$247,827	100.0%	$211,944	100.0%	$268,693	100.0%

(1)	Includes sales of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

The COVID crisis has given us the opportunity to look inward and to make structural improvements to our business model. We instituted a “virtual appointment” program for our stores in late March of 2020, whereby consumers digitally engage with our designers and transact without physically visiting a store. Adding this new form of engagement is one of the many lasting changes that have come out of the pandemic.

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. Customer acquisition resulting from our digital outreach strategies has significantly increased our traffic to the website and our online orders over the last two years. While the growth in website traffic and orders moderated somewhat in fiscal 2021 compared to 2020, both have nearly doubled since 2019. Digital advertising dominated our marketing expenditures for the majority of the year as we chose to spend less on traditional television and direct mail advertising. We plan to continue with increased levels of spending on digital advertising and outreach during 2022.

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

Logistical Services Segment Overview

Zenith is a specialized supply chain solutions provider, offering the home furnishings industry the benefit of an asset-based network to move product with greater efficiency, enhanced speed to market, less damage and a single source of shipment visibility. We provide fully integrated solutions with the highest commitment to customer care and service as we seek to go beyond our customers’ transactional expectations to create collaborative partnerships that provide a single source network to:

●	Better manage inventory across multiple locations and provide total audit-ready accountability
●	Reduce line haul and delivery costs
●	Ensure availability of high-volume items in stores
●	Integrate the omnichannel nature of today’s retail supply chain
●	Management and predictability of the total landed cost of goods

Our customer solutions are provided through the following services:

●	Network line haul freight (middle mile)
●	Warehousing, distribution and inventory management

At November 27, 2021, our shipping and delivery fleet consisted of the following:

	Owned	Leased	Total
Tractors	125	110	235
Trailers	318	360	678
Local delivery trucks	7	22	29

We own a central warehousing and national distribution hub located in Conover, North Carolina, and we lease fourteen facilities in ten states across the continental United States from which we operate regional freight terminals and provide warehouse and distribution services.

Recent Development Regarding Zenith

On January 31, 2022, we entered into a definitive agreement to sell substantially all of the assets of Zenith Freight Lines, LLC to J.B. Hunt Transport Services, Inc. for approximately $87,000 in cash. We expect the transaction to close by February 28, 2022 subject to customary closing conditions.

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

Human Capital

We employed 2,219 people as of November 27, 2021. Our associate count represents an increase of 202 from a year ago, which can be attributed to increased production capacity at our upholstery facilities and the restoration of COVID-19 related headcount reductions in our logistical services segment. Headcount by segment is as follows:

●	1,034 in the wholesale segment
●	541 in the retail segment
●	644 in the logistical services segment

Invested… In Each Other

This theme permeates everything we do at Bassett. We believe that our associates are most productive when we invest in their personal wellbeing, work environment and professional development. We also strive to maintain an inclusive and diverse workplace free from discrimination and harassment.

Personal & Financial Wellbeing

●	We have a strong safety program which includes COVID-19 protocols which meet or exceed Centers for Disease Control guidelines.
●	We hosted COVID-19 vaccination clinics for associates and spouses at several of our facilities.
●

Our wellness programs, including onsite health clinics, personalized health coaching, mental health counseling, and incentivizing healthy lifestyle choices, are designed to improve associate health and reduce healthcare costs for both the associate and the Company.

●

We offer comprehensive benefit plans including Company subsidized health insurance, 401(k) Plan with Company matching contributions, and paid time off. We believe our benefit plans are competitive and meet the needs of most of our associates.

Work Environment

We continue to make substantial investments in our facilities designed to improve associate comfort, increase manufacturing capacity and gain efficiencies. These include:

●	Updated break areas, restrooms and lighting in several of our manufacturing facilities.
●	Continued renovations at our corporate headquarters.
●	Introduction of “Bassett TV” in our manufacturing facilities and offices as a communication tool.

We are also conducting associate focus groups to solicit input for further improving our work-life experience.

Professional Development

We offer a tuition reimbursement program for associates who desire to further their education and we strive to provide opportunities for advancement within our organization. Online training designed to enhance the in-store and follow up experiences for customer and associate alike is required for our customer-facing associates.

Discrimination and Harassment Policy

We continue to maintain and enforce our policy prohibiting discrimination and harassment in our workplace. Our managers are trained in how to prevent, recognize and respond to possible inappropriate behavior. Associates have several available avenues for reporting concerns, including a confidential hotline. We promptly and carefully investigate each complaint of harassment or discrimination.

Major Customers

Our risk exposure related to our customers, consisting primarily of trade accounts receivable along with certain guarantees, net of recognized reserves, totaled approximately $30,048 and $24,476 at November 27, 2021 and November 28, 2020, respectively. At November 27, 2021 and November 28, 2020, approximately 22% and 24%, respectively, of the aggregate risk exposure, net of reserves, was attributable to five customers. In fiscal 2021, 2020 and 2019, no customer accounted for more than 10% of total consolidated net sales. However, two customers accounted for approximately 23%, 29% and 44% of our consolidated revenue from logistical services during 2021, 2020 and 2019, respectively.

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

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures had a significant adverse impact upon many sectors of the economy, including non-essential retail commerce. As a result of these circumstances, we temporarily closed our dedicated stores, our manufacturing locations and many of our warehouses. In addition, many of our office personnel were working remotely. By the end of June 2020, we had reopened all of our retail stores that had been temporarily closed. However, continuing logistical challenges faced by the entire home furnishings industry resulting from COVID-related labor shortages and supply chain disruptions have created significant delays in order fulfillment and increasing backlogs as we have not been able to produce and ship at the incoming rate of wholesale and retail orders. Although unable to predict with certainty, we expect gradual decreases in wholesale and retail backlogs over the course of 2022 driven by an anticipated lower rate of future incoming orders coupled with gradual easing of supply chain constraints. If we are unable to reduce the backlogs and increase the speed of order fulfillment it is possible that some of our customers may begin to cancel existing orders and require refunds of deposits, which could have an adverse impact upon our liquidity and results of operations. While the home furnishings industry has fared much better during the pandemic than other sectors of the economy, the recent surges in COVID-19 cases due to new variants of the virus and the resurgence of inflation brought on by labor and supply shortages may have an adverse impact upon our business. Should these conditions persist for a prolonged period, this may have a continuing material adverse impact on our ultimate financial condition and liquidity.

Risks Related to Our Retail Operations

We face a volatile retail environment and changing economic conditions that may further adversely affect consumer demand and spending.

Historically, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Should current economic conditions weaken, the current rate of housing starts decline, or rising inflation persist, consumer confidence and demand for home furnishings could deteriorate which could adversely affect our business through its impact on the performance of our Company-owned stores, as well as our licensees and the ability of a number of them to meet their obligations to us.

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

We have a significant amount of accounts receivable attributable to our network of licensee-owned stores. We also guarantee a limited number of leases of some of our licensees. If these stores do not generate the necessary level of sales and profits, the licensees may not be able to fulfill their obligations to us resulting in additional bad debt expenses and real estate related losses.

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

Maintaining and enhancing our brand is critical to our ability to expand our base of customers and drive increased traffic at both Company-owned and licensee-owned stores and to our website. Digital advertising and outreach dominated our marketing expenditures for fiscal 2021 and 2020, with no change in strategy expected for 2022. We also expect to invest more heavily in our website in 2022 to improve the navigation and the ordering capabilities to increase web sales. We cannot provide assurance that our marketing, advertising and other efforts to promote and maintain awareness of our brand will not require us to incur substantial costs. If these efforts are unsuccessful or we incur substantial costs in connection with these efforts, our business, operating results and financial condition could be adversely affected.

Risks Related to Material Sourcing and Supply

Our use of foreign sources of production for a portion of our products exposes us to certain additional risks associated with international operations.

Our use of foreign sources for the supply of certain of our products exposes us to risks associated with overseas sourcing.  These risks are related to government regulation, volatile ocean freight costs, delays in shipments, extended lead time in ordering and, more recently, disruptions in supply due to plant shut-downs and shipping delays resulting from surges in COVID infections in other parts of the world. Governments in the foreign countries where we source our products may change their laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation and exchange controls which could make it more difficult to service our customers resulting in an adverse effect on our earnings. We have experienced recent increases in ocean freight costs coupled with a lack of availability of shipping containers resulting in reduced flow of products primarily from Asia. Continued product delays and extended order lead times may adversely affect our ability to service our customers and respond to changes in demand, resulting in the purchase of excess inventory in the face of declining demand, or lost sales due to insufficient inventory in the face of increasing demand, either of which would also have an adverse effect on our earnings or liquidity.

Fluctuations in the price, availability and quality of raw materials could result in increased costs or cause production delays which might result in a decline in sales, either of which could adversely impact our earnings.

We use various types of wood, foam, fibers, fabrics, leathers, and other raw materials in manufacturing our furniture. Certain of our raw materials, including fabrics, are purchased both abroad and domestically. Fluctuations in the price, availability and quality of raw materials could result in increased costs or a delay in manufacturing our products, which in turn could result in a delay in delivering products to our customers. For example, lumber prices fluctuate over time based on factors such as weather and demand, which in turn impact availability. More recently, general price inflation brought on by labor and supply shortages have forced us to implement four wholesale price increases during fiscal 2021. There is no guarantee that we will be able to successfully pass along additional cost increases as they arise, and rising inflation could have an adverse impact upon consumer demand for discretionary items such as home furnishings. Production delays or upward trends in raw material prices could result in lower sales or margins, thereby adversely impacting our earnings.

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

In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities are in regular use and provide adequate capacity for our manufacturing and warehousing needs. In addition to the owned properties shown above, we lease property in Newton, North Carolina for the manufacturing and warehousing operations of Lane Venture and Bassett Outdoor as well as a new upholstery manufacturing facility opened during 2021, and we lease a facility in Haleyville, Alabama which houses a production line for aluminum outdoor furniture. A former upholstery division manufacturing facility which occupied part of a regional distribution center in Grand Prairie, Texas that is leased by our logistical services segment was closed during the second quarter of fiscal 2020 and is currently subleased to another party.

Retail Segment:

Real estate associated with our retail segment consists of eight owned locations with an aggregate square footage of 201,096 and a net book value of $16,941. These stores are located as follows:

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

In addition to the owned facilities listed above, we also lease warehouse space in fourteen locations across the United States with an aggregate square footage of 942,176.

See Note 14 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

ITEM 3.         LEGAL PROCEEDINGS

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

David C. Baker, 61, joined the Company in 2005 as Director, Store Operations. From 2006 to 2015 he served as Vice President – Corporate Retail, and in 2015 was appointed to Senior Vice President, Corporate Retail. In 2019, he was appointed Senior Vice President, Chief Retail Officer. Prior to joining Bassett, Mr. Baker managed Bassett stores for licensees from 1999 to 2005 after having previously managed stores for other furniture retail chains including Haverty’s and Rhodes Furniture.

John E. Bassett III, 63, has been with the Company since 1981 and served in various wood manufacturing and product sourcing capacities, including Vice President, Wood Manufacturing; Vice-President, Global Sourcing from 2001 to 2007 and Vice President, Wood in 2008. He was appointed Senior Vice President, Wood in 2009. In 2019, he was also promoted to the position of Senior Vice President, Chief Operations Officer.

Bruce R. Cohenour, 63, has been with the Company since 2011, starting as Senior Vice President of Upholstery Merchandising. In 2013, he was promoted to Senior Vice President of Sales and Merchandising. In 2019, he was appointed Senior Vice President, Chief Sales Officer. Prior to joining Bassett, Mr. Cohenour was with Hooker Furniture Corp. from 2007 through 2010, last serving as President of the Case Goods Division.

J. Michael Daniel, 60, joined the Company in 2007 as Corporate Controller. From April 2009 through December 2009, he served as Corporate Controller and Interim Chief Financial Officer. In January 2010, he was appointed Vice President and Chief Accounting Officer. In January 2013, he was promoted to Senior Vice President and Chief Financial Officer. In 2019, he was also promoted to the position of Senior Vice President, Chief Financial and Administrative Officer.

Jack L. Hawn, 68, has been with the Company since 2015 as Senior Vice President, Bassett and President, Zenith. His company, Zenith Transportation, Inc., was majority owner of Zenith (Zenith Freight Lines, LLC) from 1999 until its interest in Zenith was acquired by the Company in 2015. He has served as President of Zenith since its formation in 1999.

Jay R. Hervey, Esq., 62, has served as the General Counsel, Vice President and Secretary for the Company since 1997.

Kara Kelchner-Strong, 47, joined the Company in 2007 as Director, Retail Communications. In 2015, she was promoted to Vice President, Strategy and Planning. In 2018, she was appointed Vice President, Strategic Transformation Officer and in 2019, she was promoted to Senior Vice President, Customer Experience Officer. Prior to joining Bassett, she held several positions with Restoration Hardware.

Robert H. Spilman, Jr., 65, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President, and in 2016 also became the Chairman of the Board of Directors.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Bassett’s common stock trades on the NASDAQ global select market system under the symbol “BSET.” We had approximately 4,950 beneficial stockholders at January 14, 2022.

Issuer Purchases of Equity Securities:

We are authorized to repurchase Company stock under a plan which was originally announced in 1998. On July 15, 2021, the Board of Directors increased the remaining limit of the repurchase plan to $20 million. The repurchase program does not include a specific time table or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of prevailing market conditions and other factors. There was no stock repurchase activity for the three months ended November 27, 2021. The approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program was $19,348.

ITEM 6.         [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except share and per share data)

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks.  The fiscal year ending November 30, 2019 was a 53-week year, with the additional week being included in the first fiscal quarter.  Accordingly, the information presented below includes 53 weeks of operations for the year ended November 30, 2019 as compared to 52 weeks included in the years ended November 27, 2021 and November 28, 2020.

Impact of COVID-19

For a discussion of how COVID-19 has impacted and may continue to impact our business and financial condition, please refer to the discussion under the heading "Ongoing Impact of the COVID-19 Pandemic and Related Supply Chain and Labor Issues Upon Our Business " in Part I, Item 1 of this report.

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We also sell our products through our website at www.bassettfurniture.com. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 119-year history has instilled the principles of quality, value, and integrity in everything we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and meet the demands of a global economy.

With 97 BHF stores at November 27, 2021, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We have factories in Newton, North Carolina that manufacture Bench Made custom upholstered and outdoor furniture. We also have factories in Martinsville and Bassett, Virginia that assemble and finish our custom dining offerings, including our Bench Made line of solid hardwood furniture. We currently lease a facility in Haleyville, Alabama where we manufacture aluminum frames for our outdoor furniture. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its manufacturing process. Our logistics team then ships the product to one of our home delivery hubs or to a location specified by our licensees.  In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture (casegoods) and certain leather upholstery offerings from several foreign plants, primarily in Vietnam, Thailand and China. Over 75% of the products we currently sell are manufactured in the United States.

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

We also own Zenith which provides logistical services to Bassett along with other furniture manufacturers and retailers. Zenith delivers best-of-class shipping and logistical support services that are uniquely tailored to the needs of Bassett and the furniture industry. Approximately 60% of Zenith’s revenue is generated from services provided to non-Bassett customers.

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. Customer acquisition resulting from our digital outreach strategies has significantly increased our traffic to the website and our online orders over the last two years. While the growth in website traffic and orders moderated somewhat in late fiscal 2021 compared to 2020, both have nearly doubled since 2019. The migration to digital brand research has caused us to comprehensively evaluate all of our American made custom products. While our Custom Upholstery, Custom Dining, and Bench Made product lines continue to be our most successful offerings, most of these items must be purchased in a store as they are not conducive to web transactions due to the number of options available. Consequently, we will continue to methodically re-design each one of these important lines. Our intent is to continue to offer the consumer custom options that will help them personalize their home but to do so in an edited fashion that will provide a better web experience in the research phase and will also allow the final purchase to be made either on the web or in the store. While we work to make it easier to purchase either in store or on-line, we will not compromise on our in-store experience or the quality of our in-home makeover capabilities.

Analysis of Operations

The following discussion provides an analysis of our results of operations and reasons for material changes therein for fiscal year 2021 as compared to fiscal year 2020 and 2019. Because of the significant adverse impact that the COVID-19 pandemic had on our operations during the second quarter of fiscal 2020, we believe that a better understanding of the revenue and profitability growth that has resulted from our product and marketing initiatives as well as the cost reductions implemented in fiscal 2020 is obtained by comparing our current year results to the pre-pandemic results of fiscal 2019. Therefore, 2019 results are presented below for the purpose of showing a comparison with 2021. For an analysis of the fiscal year 2020 results as compared to fiscal year 2019, see “Analysis of Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on January 21, 2021

Net sales revenue, cost of furniture and accessories sold, selling, general and administrative (“SG&A”) expense, new store pre-opening costs, other charges, and income from operations were as follows for the years ended November 27, 2021, November 28, 2020 and November 30, 2019:

							Comparative Change
							2021 vs 2020		2021 vs 2019
	2021		2020		2019*		Dollars	Percent	Dollars	Percent
Sales Revenue:
Furniture and accessories	$430,886	88.6%	$337,672	87.5%	$403,865	89.3%	$93,214	27.6%	$27,021	6.7%
Logistics	55,648	11.4%	48,191	12.5%	48,222	10.7%	7,457	15.5%	7,426	15.4%
Total net sales revenue	486,534	100.0%	385,863	100.0%	452,087	100.0%	100,671	26.1%	34,447	7.6%

Cost of furniture and accessories sold	209,799	43.1%	163,567	42.4%	179,244	39.6%	46,232	28.3%	30,555	17.0%
SG&A	196,831	40.5%	176,368	45.7%	217,913	48.2%	20,463	11.6%	(21,082)	-9.7%
New store pre-opening costs	-	0.0%	-	0.0%	1,117	0.2%	-	NM	(1,117)	-100.0%
Cost of logistical services	53,905	11.1%	46,946	12.2%	46,367	10.3%	6,959	14.8%	7,538	16.3%
Other charges	-	0.0%	15,205	3.9%	8,041	1.8%	(15,205)	-100.0%	(8,041)	-100.0%
Income (loss) from operations	$25,999	5.3%	$(16,223)	-4.2%	$(595)	-0.1%	$42,222	N/M	$26,594	N/M

*53 weeks for fiscal 2019 as compared with 52 weeks for fiscal 2021 and 2020.

Our consolidated net sales by segment were as follows:

				Comparative Change
				2021 vs 2020		2021 vs 2019
	2021	2020	2019*	Dollars	Percent	Dollars	Percent
Sales Revenue
Wholesale sales of furniture and accessories	$295,329	$221,075	$261,105	$74,254	33.6%	$34,224	13.1%
Less: Sales to retail segment	(112,270)	(95,347)	(125,933)	(16,923)	17.7%	13,663	-10.8%
Wholesale sales to external customers	183,059	125,728	135,172	57,331	45.6%	47,887	35.4%
Retail sales of furniture and accessories	247,827	211,944	268,693	35,883	16.9%	(20,866)	-7.8%
Consolidated net sales of furniture and accessories	430,886	337,672	403,865	93,214	27.6%	27,021	6.7%

Logistical services revenue	86,977	75,158	80,074	11,819	15.7%	6,903	8.6%
Less: Services to wholesale segment	(31,329)	(26,967)	(31,852)	(4,362)	16.2%	523	-1.6%
Logistical services to external customers	55,648	48,191	48,222	7,457	15.5%	7,426	15.4%
Total sales revenue	$486,534	$385,863	$452,087	$100,671	26.1%	$34,447	7.6%

*53 weeks for fiscal 2019 as compared with 52 weeks for fiscal 2021 and 2020.

Total sales revenue for fiscal 2021 increased $100,671, or 26.1%, from prior year due primarily to the major impact of the COVID-19 pandemic on our operations during fiscal 2020, which forced a near total shut-down of our manufacturing and retail operations from late March through early May of 2020, followed by an exceptionally strong recovery in demand for home furnishings that has continued into fiscal 2021. Sales of furniture and accessories for fiscal 2021 increased $34,447 or 7.6%, over fiscal 2019. This growth as compared to fiscal 2019 is attributable not only to the exceptionally strong demand for home furnishings that has benefited our industry over the past eighteen months, but also due to increases in our wholesale business through growth in our Lane Venture line of outdoor furniture, the introduction of our Bassett Outdoor line of outdoor furniture sold through our BHF store network, and the expansion of our wholesale customer base of independent dealers partially offset by lower retail sales from the closure of seven Company-owned stores since the end of 2019.

Cost of furniture and accessories sold as a percentage of total revenue for the fiscal 2021 increased over fiscal 2020 and 2019 primarily due to rising raw material and inbound freight costs, partially offset by improved leverage on fixed costs during fiscal 2021 versus 2020 when our operations were temporarily shut down due to the pandemic. SG&A expenses as a percentage of sales for fiscal 2021 decreased significantly from fiscal 2020 and 2019 due to increased leverage of fixed costs due to higher sales volume coupled with the fact that we have been able to maintain various expense reductions implemented in the second and third quarters of fiscal 2020 in response to the COVID-19 pandemic. This was partially offset by increased operating costs in the logistical services segment.

Other charges of $15,205 incurred during fiscal 2020 included $11,114 of non-cash asset impairment charges on five underperforming retail stores, including $6,239 for the impairment of operating lease right-of-use assets, and $1,070 of non-cash impairment charges in our wholesale segment, primarily due to the closure of our custom upholstery manufacturing facility in Grand Prairie, Texas in May of 2020, a non-cash charge of $1,971 for the impairment of goodwill associated with our wood reporting unit within our wholesale segment, and $1,050 of litigation costs relating to certain wage and hour violation claims that had been asserted against the Company. These claims have since been settled at no additional cost.

Certain other items affecting comparability between fiscal 2021 and 2020 are discussed below in “Other Items Affecting Net Income”.

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

Logistical services. With our acquisition of Zenith on February 2, 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping and warehousing services for the Company, the revenue from which is eliminated upon consolidation, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistics revenue in our consolidated statement of operations. Zenith’s operating costs are included in selling, general and administrative expenses. See “Recent Development Regarding Zenith” under Part I, Item 1 of the Annual Report regarding our entry into an agreement to sell substantially all of the assets of Zenith.

The following tables illustrate the effects of various intercompany eliminations on income (loss) from operations in the consolidation of our segment results for the full fiscal years ended November 27, 2021, November 28, 2020 and November 30, 2019:

	Year Ended November 27, 2021
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$295,329	$247,827	$-	$(112,270)	(1)	$430,886
Logistics	-	-	86,977	(31,329)	(2)	55,648
Total sales revenue	295,329	247,827	86,977	(143,599)		486,534
Cost of furniture and accessories sold	202,026	118,455	-	(110,682)	(3)	209,799
SG&A expense	75,813	122,328	-	(1,310)	(4)	196,831
Cost of logistical services	-	-	85,234	(31,329)	(5)	53,905
Income from operations	$17,490	$7,044	$1,743	$(278)		$25,999

	Year Ended November 28, 2020
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$221,075	$211,944	$-	$(95,347)	(1)	$337,672
Logistics	-	-	75,158	(26,967)	(2)	48,191
Total sales revenue	221,075	211,944	75,158	(122,314)		385,863
Cost of furniture and accessories sold	152,982	107,233	-	(96,648)	(3)	163,567
SG&A expense	63,506	114,208	-	(1,346)	(4)	176,368
Cost of logistical services	-	-	73,913	(26,967)	(5)	46,946
Income (loss) from operations (6)	$4,587	$(9,497)	$1,245	$2,647		$(1,018)

	Year Ended November 30, 2019
	Wholesale	Retail	Logistics	Eliminations		Consolidated
Sales revenue:
Furniture & accessories	$261,105	$268,693	$-	$(125,933)	(1)	$403,865
Logistics	-	-	80,074	(31,852)	(2)	48,222
Total sales revenue	261,105	268,693	80,074	(157,785)		452,087
Cost of furniture and accessories sold	173,350	131,528	-	(125,634)	(3)	179,244
SG&A expense	76,299	143,057	-	(1,443)	(4)	217,913
New store pre-opening costs	-	1,117	-	-		1,117
Cost of logistical services	-	-	78,219	(31,852)	(5)	46,367
Income (loss) from operations (6)	$11,456	$(7,009)	$1,855	$1,144		$7,446

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of logistical services billed to our wholesale segment.
(3)	Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment.
(4)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.
(5)	Represents the elimination of the cost of logistical services provided by Zenith to our wholesale segment.
(6)	Excludes the effects of goodwill and asset impairment charges, cost of early retirement program, litigation costs and lease exit costs which are not allocated to our segments.

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

Income (Loss) from Operations before Other Charges

The following table reconciles income (loss) from operations as shown above for our consolidated segment results with income (loss) from operations as reported in accordance with GAAP for fiscal years ended November 27, 2021, November 28, 2020 and November 30, 2019:

	2021	2020	2019

Consolidated segment income (loss) from operations excluding special charges	$25,999	$(1,018)	$7,446
Less:
Asset impairment charges	-	12,184	4,431
Goodwill impairment charge	-	1,971	1,926
Early retirement program	-	-	835
Litigation expense	-	1,050	700
Lease exit costs	-	-	149

Income (loss) from operations as reported	$25,999	$(16,223)	$(595)

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

	Year Ended November 27, 2021
	Non-GAAP Presentation				GAAP Presentation
	Wholesale	Retail	Eliminations		Consolidated

Sales revenue: furniture & accessories	$295,329	$247,827	$(112,270)	(1)	$430,886
Cost of furniture and accessories sold	202,026	118,455	(110,682)	(2)	209,799
Gross profit	$93,303	$129,372	$(1,588)	(3)	$221,087

	Year Ended November 28, 2020
	Non-GAAP Presentation				GAAP Presentation
	Wholesale	Retail	Eliminations		Consolidated
Sales revenue: furniture & accessories	$221,075	$211,944	$(95,347)	(1)	$337,672
Cost of furniture and accessories sold	152,982	107,233	(96,648)	(2)	163,567
Gross profit	$68,093	$104,711	$1,301	(3)	$174,105

	Year Ended November 30, 2019
	Non-GAAP Presentation				GAAP Presentation
	Wholesale	Retail	Eliminations		Consolidated

Sales revenue: furniture & accessories	$261,105	$268,693	$(125,933)	(1)	$403,865
Cost of furniture and accessories sold	173,350	131,528	(125,634)	(2)	179,244
Gross profit	$87,755	$137,165	$(299)	(3)	$224,621

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)

Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment, as well as the change for the period in the elimination of intercompany profit in ending retail inventory.

(3)	Represents the change for the period in the elimination of intercompany profit in ending retail inventory.

Wholesale Segment

Net sales, gross profit, SG&A expense and operating income for our Wholesale Segment were as follows for the fiscal years ended November 27, 2021, November 28, 2020 and November 30, 2019:

							Comparative Change
							2021 vs 2020		2021 vs 2019
	2021		2020		2019*		Dollars	Percent	Dollars	Percent

Net sales	$295,329	100.0%	$221,075	100.0%	$261,105	100.0%	$74,254	33.6%	$34,224	13.1%
Gross profit (1)	93,303	31.6%	68,093	30.8%	87,755	33.6%	25,210	37.0%	5,548	6.3%
SG&A	75,813	25.7%	63,506	28.7%	76,299	29.2%	12,307	19.4%	(486)	-0.6%
Income from operations	$17,490	5.9%	$4,587	2.1%	$11,456	4.4%	$12,903	281.3%	$6,034	52.7%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under Non-GAAP Financial Information above.

*53 weeks for fiscal 2019 as compared with 52 weeks for fiscal 2021 and 2020.

Wholesale shipments by category for the fiscal years ended November 27, 2021, November 28, 2020 and November 30, 2019 are summarized below:

	2021				2020				2019*
	External	Intercompany	Total		External	Intercompany	Total		External	Intercompany	Total
Bassett Custom Upholstery	$105,445	$69,533	$174,978	59.2%	$71,840	$56,360	$128,200	58.0%	$78,856	$73,559	$152,415	58.4%
Bassett Leather	36,157	61	36,218	12.3%	20,487	949	21,436	9.7%	17,083	2,137	19,220	7.4%
Bassett Custom Wood	24,079	24,066	48,145	16.3%	19,682	19,629	39,311	17.8%	21,264	24,818	46,082	17.6%
Bassett Casegoods	17,378	18,610	35,988	12.2%	13,719	18,409	32,128	14.5%	17,221	23,699	40,920	15.7%
Accessories (1)	-	-	-	0.0%	-	-	-	0.0%	748	1,720	2,468	0.9%

Total	$183,059	$112,270	$295,329	100.0%	$125,728	$95,347	$221,075	100.0%	$135,172	$125,933	$261,105	100.0%

(1)

Beginning with the third quarter of fiscal 2019, our wholesale segment no longer purchases accessory items for resale to our retail segment or to third party customers such as licensees or independent furniture retailers. Our retail segment and third-party customers now source their accessory items directly from the accessory vendors.

*53 weeks for fiscal 2019 as compared with 52 weeks for fiscal 2021 and 2020.

Fiscal 2021 as Compared to Fiscal 2020

Net sales for the fiscal year ended November 27, 2021 increased $74,254, or 33.6%, from the prior year due primarily to the major impact of the COVID-19 pandemic on our operations during fiscal 2020, which forced a nearly total shut-down of our manufacturing and retail operations from late March through early May of 2020, followed by an exceptionally strong recovery in demand for home furnishings that has continued through fiscal 2021. The increase in orders resulting from this surge in demand, coupled with continuing supply chain disruptions in the wake of the pandemic, has resulted in a wholesale backlog of $90,057 at November 27, 2021 as compared to $54,874 at November 28, 2020. As previously discussed, Bassett and most of the home furnishings industry has been faced with continuing logistical challenges from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increased backlogs. For fiscal 2021, gross margins improved primarily due to improved leverage on fixed costs versus the prior year period when our operations were temporarily shut down due to the pandemic partially offset by various cost increases including foam, plywood and various other commodity costs and container freight and other logistics costs. As a result of the aforementioned cost increases, we have instituted multiple price increases during the year, some of which have not been fully realized in the operations as those price increases have generally not been implemented against the existing backlog at the time those increases were given. SG&A expenses as a percentage of sales for fiscal 2021 decreased significantly from fiscal 2020 due to increased leverage of fixed costs due to higher sales volume partially offset by higher spending in the marketing and information technology areas.

Fiscal 2021 as Compared to Fiscal 2019

Because of the significant adverse impact that the COVID-19 pandemic had on our operations during the second quarter of fiscal 2020, we believe that a better understanding of the revenue growth that has resulted from our product and marketing initiatives is obtained by comparing our current year revenues to the pre-pandemic levels of fiscal 2019. Wholesale sales for fiscal 2021 increased $34,224 or 13.1% over fiscal 2019. On an average weekly basis normalizing for fiscal 2019 being a 53-week year, sales increased 15.3% over 2019. Shipments to the BHF store network declined 3.6% for fiscal 2021 as compared to fiscal 2019. Growth in shipments to the BHF store network of the Bassett Outdoor line of outdoor furniture, introduced in fiscal 2020, was offset by lower retail sales from the closure of seven Company-owned stores since the end of 2019 and the fact that fiscal 2021 included one less week of sales as compared to 2019. Shipments to the open market (independent dealers outside of the BHF store network) increased 41% for fiscal 2021 over fiscal 2019 primarily due to increases from existing dealers along with an expansion of the dealer base. Shipments of our Lane Venture line of outdoor furniture increased 35% for fiscal 2021, respectively, over the comparable fiscal 2019 periods. In addition, wholesale orders for fiscal 2021, increased 28% over fiscal 2019. Wholesale orders from independent dealers increased 67% for fiscal 2021 over fiscal 2019 driven by increases from existing dealers along with an expansion of the dealer base. Also, orders from the Bassett Home Furnishings store network for fiscal 2021 increased 4.7% over fiscal 2019 in spite of having seven fewer stores in the fleet during 2021 as well as one less week in 2021 as compared to 2019. Lane Venture orders increased by 83% for fiscal 2021 over fiscal 2019.

Retail Segment – Company Owned Stores

Net sales, gross profit, SG&A expense, new store pre-opening costs and operating income (loss) for our retail segment were as follows for the fiscal years ended November 27, 2021, November 28, 2020 and November 30, 2019:

							Comparative Change
							2021 vs 2020		2021 vs 2019
	2021		2020		2019*		Dollars	Percent	Dollars	Percent

Net sales	$247,827	100.0%	$211,944	100.0%	$268,693	100.0%	$35,883	16.9%	$(20,866)	-7.8%
Gross profit (1)	129,372	52.2%	104,711	49.4%	137,165	51.0%	24,661	23.6%	(7,793)	-5.7%
SG&A	122,328	49.4%	114,208	53.9%	143,057	53.2%	8,120	7.1%	(20,729)	-14.5%
New store pre-opening costs	-	0.0%	-	0.0%	1,117	0.4%	-	0.0%	(1,117)	-100.0%
Loss from operations	$7,044	2.8%	$(9,497)	-4.5%	$(7,009)	-2.6%	$16,541	NM	$14,053	NM

(1) Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under Non-GAAP Financial Information above.

Retail sales by major product category for the fiscal years ended November 27, 2021, November 28, 2020 and November 30, 2019 were as follows:

	2021		2020		2019*

Bassett Custom Upholstery	$139,527	56.3%	$112,888	53.3%	$142,865	53.2%
Bassett Leather	226	0.1%	2,326	1.1%	3,782	1.4%
Bassett Custom Wood	30,931	12.5%	28,942	13.7%	35,092	13.1%
Bassett Casegoods	42,658	17.2%	35,728	16.9%	44,827	16.7%
Accessories, mattresses & other (1)	34,485	13.9%	32,060	15.1%	42,127	15.7%
Total	$247,827	100.0%	$211,944	100.0%	$268,693	100.0%

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

*53 weeks for fiscal 2019 as compared with 52 weeks for fiscal 2021 and 2020.

Fiscal 2021 as Compared to Fiscal 2020

Net sales for fiscal 2021 increased $35,886 or 16.9% from the prior year due primarily to the major impact of the COVID-19 pandemic on our operations in fiscal 2020, which forced a nearly total shut-down of our retail operations from late March through early May of that year, followed by an exceptionally strong recovery in demand for home furnishings that has continued through fiscal 2021. The increase in written sales (the value of sales orders taken but not delivered) resulting from this surge in demand has resulted in a retail backlog of $82,894 at November 27, 2021 as compared to $57,041 at November 28, 2020. As previously discussed, Bassett and most of the home furnishings industry has been faced with continuing logistical challenges from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increased backlogs. Gross margins for fiscal 2021 increased by 280 basis points, primarily driven by lower levels of promotional activity coupled with improved margins on clearance activity. SG&A expenses for fiscal 2021 as a percentage of sales decreased significantly as compared to fiscal 2020. This was driven by workforce and other overhead reductions and greater leverage on fixed costs from higher sales volumes. In addition, over the course of fiscal 2020 we closed seven unprofitable store locations.

Fiscal 2021 as Compared to Fiscal 2019

Because of the significant adverse impact that the COVID-19 pandemic had on our operations during the second quarter of fiscal 2020, we believe that a better understanding of the retail revenue trend that has resulted from our product and marketing initiatives is obtained by comparing our current year revenues to the pre-pandemic levels of fiscal 2019. Compared to fiscal 2019, net sales for fiscal 2021 decreased $20,866 or 7.8%, as sales increases from the introduction of the Bassett Outdoor product line were offset by sales decreases from having seven fewer stores in operation. On an average weekly basis normalizing for fiscal 2019 being a 53-week year, sales decreased 6.0% as compared to 2019. Written sales increased 3.0% for fiscal 2021, respectively over fiscal 2019 in spite of having seven fewer stores in operation and one less week on fiscal 2021.

Logistical Services Segment

Revenues, operating expenses and income from operations for our logistical services segment were as follows for the fiscal years ended November 27, 2021, November 28, 2020 and November 30, 2019:

							Comparative Change
							2021 vs 2020		2021 vs 2019
	2021		2020		2019*		Dollars	Percent	Dollars	Percent
Logistics revenue	$86,977	100.0%	$75,158	100.0%	$80,074	100.0%	$11,819	15.7%	$6,903	8.6%
Operating expenses	85,234	98.0%	73,913	98.3%	78,219	97.7%	11,321	15.3%	7,015	9.0%

Income from operations	$1,743	2.0%	$1,245	1.7%	$1,855	2.3%	$498	40.0%	$(112)	-6.0%

*53 weeks for fiscal 2019 as compared with 52 weeks for fiscal 2020.

Analysis of Operations – Logistical Services

Net revenues for fiscal 2021 increased $11,819 over the prior year due primarily to the major impact of the COVID-19 pandemic on our operations in fiscal 2020, which forced a near total shut-down of furniture retail operations throughout the country from late March through early May of 2020.  Zenith’s operating expenses as a percentage of revenue for 2021 improved as compared to fiscal 2020 due to better operating efficiency in our middle mile service compared to fiscal 2020 when we were forced during the second quarter of 2020 to run some of our trucks at substantially lower than optimal load levels resulting in inefficiencies. These improvements were partially offset by significantly higher warehouse labor costs as Zenith has been challenged to find and retain freight-handling personnel in the warehousing operation since reopening from the COVID shutdown. Operating expense as a percent of revenue for 2021 increased as compared to 2019 primarily due to the previously mentioned increased labor costs.

Other Items Affecting Net Income (Loss)

Other items affecting net income (loss) for fiscal 2021 and 2020 are as follows:

	2021	2020

Interest income (1)	$54	$236
Interest expense (2)	(322)	(49)
Net periodic pension costs (3)	(422)	(499)
Net gains (cost) of company-owned life insurance (4)	(364)	647
Other	(705)	(898)

Total other loss, net	$(1,759)	$(563)

(1)

Consists of interest income arising from our short-term investments and interest-bearing cash equivalents. The decline in interest income for fiscal 2021 as compared with fiscal 2020 was due primarily to lower interest rates. See Note 3 to the Consolidated Financial Statements for additional information regarding our investments in certificates of deposit.

(2)

The increase in interest expense in fiscal 2021 over fiscal 2020 is due to the increase in finance leases for tractor, trailer and office equipment. See Note 14 to the Consolidated Financial Statements for additional information regarding our leases.

(3)

Represents the portion of net periodic pension costs not included in income from operations. See Note 9 to the Consolidated Financial Statements for additional information related to our defined benefit pension plans.

(4)	Includes a gain arising from death benefits from Company-owned life insurance of $914 in fiscal 2020.

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

We recorded an income tax provision (benefit) of $6,198, $(6,365) and $188 in fiscal 2021, 2020 and 2019, respectively. Our effective tax rate for 2021 of 25.6% differs from the federal statutory rate of 21.0% due to the effects of state income taxes and various permanent differences. Our effective tax rate of 37.9% for 2020 differs from the federal statutory rate of 21.0% primarily due to the benefit of the CARES Act and to the effects of state income taxes and various permanent differences, including those related to the non-deductible goodwill impairment charge. Our effective tax rate of (10.8%) for 2019 differs from the federal statutory rate of 21.0% primarily due to the non-deductible goodwill impairment charge along with the effects of state income taxes and certain other non-deductible expense. See Note 12 to the Consolidated Financial Statements for additional information regarding our income tax provision (benefit), as well as our net deferred tax assets and other matters.

We have net deferred tax assets of $3,189 as of November 27, 2021, which, upon utilization, are expected to reduce our cash outlays for income taxes in future years. It will require approximately $12,000 of future taxable income to utilize our net deferred tax assets.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for fiscal 2021 was $14,563 compared to $36,675 for fiscal 2020, representing a decrease of $22,112. This decrease in operating cash flow is primarily due to significantly increased investment in inventory as we work to fulfill our order backlog and cope with ongoing supply chain disruptions partially offset by increased customer deposits associated with the increase in retail backlogs.

Our overall cash position decreased by $11,425 during fiscal 2021, compared to an overall increase of $26,112 during fiscal 2020, a decline of $37,537 from the prior year. In addition to the decline in cash flows from operations, net cash used in investing activities during fiscal 2021 increased $7,824 to a net use of $11,571 compared to net cash used in investing activities of $3,747 for the prior year. This increase was primarily due to increased capital expenditures in the current year while the prior year period also included proceeds from the sale of our closed Gulfport store location. Net cash used in financing activities during fiscal 2021 increased $7,601 to a net use of $14,417 as compared to a net use of $6,816 for the prior year, primarily due to increased share repurchases of $5,566 during fiscal 2021 as compared to $2,208 repurchased during fiscal 2020 along with a special dividend of $2,479 declared and paid during fiscal 2021. As of November 27, 2021, $19,348 remains authorized under our existing share repurchase plan. With cash and cash equivalents and short-term investments totaling $52,089 on hand at November 27, 2021, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Our bank credit facility provides for a line of credit of up to $25,000. At November 27, 2021, we had $3,931 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,069. In addition, we have outstanding standby letters of credit with another bank totaling $325. The line bears interest at the rate of LIBOR plus 1.9%, with a fee of 0.25% charged for the unused portion of the line and is secured by a general lien on our accounts receivable and inventory. We were in compliance with all covenants under the agreement as of November 27, 2021. The credit facility matures on January 31, 2022.

On January 27, 2022, we entered into a new credit facility with our bank which also provides for a credit line of up to $25,000. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.5% and is unsecured. Our bank will charge a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the new facility, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis:

●	Consolidated fixed charge coverage ratio of not less than 1.4 times,

●	Consolidated lease-adjusted leverage ratio not to exceed 3.0 times, and

●

Minimum tangible net worth ratio of $140,000, which will change to $120,000 if we do not complete the sale of Zenith (see “Recent Development Regarding Zenith” under Part I, Item 1 of this Annual Report regarding our entry into an agreement to sell substantially all of the assets of Zenith).

We were in compliance with these covenants at November 27, 2021 and expect to remain in compliance for the foreseeable future. The new credit facility will mature on January 27, 2025, at which time any amounts outstanding under the facility will be due.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehousing and distribution hubs used in our logistical services segment. We also lease tractors, trailers and local delivery trucks used in our logistical services and retail segments. The total future minimum lease payments for leases with terms in excess of one year at November 27, 2021 is $164,855, the present value of which is $141,674 and is included in our accompanying consolidated balance sheet at November 27, 2021. We were contingently liable under licensee lease obligation guarantees in the amount of $1,845 at November 27, 2021. Remaining terms under these lease guarantees range from approximately one to five years. See Note 14 to our consolidated financial statements for a schedule of future cash payments on our lease obligations and additional details regarding our leases and lease guarantees.

We provide post-employment benefits to certain current and former executives and management level employees of the Company. Included among these benefits are two defined-benefit plans with a combined projected benefit obligation of $10,740 at November 27, 2021. See Note 9 to our consolidated financial statements for a projection of future benefit payments under these plans from 2022 through 2031. We also have deferred compensation plans with a total liability of $3,437 at November 27, 2021, the current portion of which is $296. See Note 9 to our consolidated financial statements for additional information regarding these plans.

Dividends and Share Repurchases

During fiscal 2021, we declared and paid four quarterly dividends totaling $5,210, or $0.53 per share, as well as one special dividend totaling $2,479, or $0.25 per share. During fiscal 2021, we repurchased 204,714 shares of our stock for $5,566 under our share repurchase program. The weighted-average effect of these share repurchases on both our basic and diluted earnings per share was approximately $0.02 per share. On July 15, 2021, our Board of Directors increased the remaining limit of the repurchase plan to $20,000. The approximate dollar value that may yet be purchased pursuant to our stock repurchase program as of November 27, 2021 was $19,348.

Capital Expenditures

We currently anticipate that total capital expenditures for fiscal 2022 will be approximately $25 to $30 million, approximately half of which will be used for the purchase and renovation of a site for a new retail store in a new market as well as repositions of two other retail locations, with the remainder used for the expansion and upgrade of our outdoor furniture manufacturing facilities in Haleyville, Alabama along with additional investments in technology and various other manufacturing upgrades within our wholesale segment. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the store program, our rate of growth, our operating results and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events. We believe that our existing cash, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

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

We believe that the carrying amounts of our current assets and current liabilities approximate fair value due to the short-term nature of these items. Our primary non-recurring fair value estimates, typically involving the valuation of business acquisitions, goodwill impairments (see Note 7 to the Consolidated Financial Statements) and asset impairments (see Note 13 to the Consolidated Financial Statements) have utilized Level 3 inputs.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of BHF stores and Zenith distribution facilities. We have guaranteed certain lease obligations of licensee operators as part of our retail strategy. See Note 14 to the Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K, for further discussion of lease guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

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

At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. We typically collect a significant portion of the purchase price as a customer deposit upon order, with the balance typically collected upon delivery. These deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $51,492 and $25,341 as of November 27, 2021 and November 28, 2020, respectively. Substantially all of the customer deposits held at November 28, 2020 related to performance obligations satisfied during fiscal 2021 and have therefore been recognized in revenue for the year ended November 27, 2021. Estimates for returns and allowances have been recorded as a reduction of revenue based on our historical return patterns. We also sell furniture protection plans to our retail customers on behalf of a third party which is responsible for the performance obligations under the plans. Revenue from the sale of these plans is recognized upon delivery of the goods net of amounts payable to the third party service provider.

For our logistical services segment, line-haul freight revenue is recognized as services are performed and are billed to the customer upon the completion of delivery to the destination. Because the customer receives the benefits of these services as the freight is in transit from point of origin to destination, we recognize revenue using a percentage of completion method based on our estimate of the amount of time freight has been in transit as of the reporting date compared with our estimate of the total required time for the deliveries. We recognize an asset for the amount of line-haul revenue earned but not yet billed which is included in other current assets. The balance of this asset was $1,240 and $783 at November 27, 2021 and November 28, 2020, respectively. Warehousing services revenue is based upon warehouse space occupied by a customer’s goods and inventory movements in and out of a warehouse and is recognized as such services are provided and billed to the customer concurrently in the same period. All invoices for logistical services are due 30 days from invoice date.

Allowance for credit losses - We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. Our accounts receivable reserves were $796 and $1,211 at November 27, 2021 and November 28, 2020, respectively, representing 2.7% and 5.1% of our gross accounts receivable balances at those dates, respectively. The allowance for credit losses is based on a review of specifically identified customer accounts in addition to an overall aging analysis which is applied to accounts pooled on the basis of similar risk characteristics. Judgments are made with respect to the collectibility of accounts receivable within each pool based on historical experience, current payment practices and current economic trends based on our expectations over the expected life of the receivables, which is generally ninety days or less. Although actual losses have not differed materially from our previous estimates, future losses could differ from our current estimates. Unforeseen events such as a licensee or customer bankruptcy filing could have a material impact on our results of operations.

Inventories - Inventories accounted for under the first-in, first out (“FIFO”) method are stated at the lower of cost or net realizable value, and inventory accounted for under the last-in, first out method (“LIFO”) is stated at the lower of cost or market. Cost is determined for domestic furniture inventories, excluding outdoor furniture products, using the LIFO method. The cost of imported inventories and domestic outdoor furniture products is determined on a FIFO basis. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. Our reserves for excess and obsolete inventory were $4,816 and $4,522 at November 27, 2021 and November 28, 2020, respectively, representing 5.8% and 7.6%, respectively, of our inventories on a LIFO basis. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in ASC Topic 350 (as amended by Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which we adopted for our annual evaluation of goodwill performed as of September 1, 2019). The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the quantitative evaluation process. Based on our qualitative assessment as described above for the annual test during fiscal 2019, we concluded that, given declines in our income from operations, primarily resulting from operating losses incurred in our retail reporting unit, as well as in our stock price since the previous analysis in fiscal 2018, it was necessary to perform the quantitative evaluation in the current year. As a result of this test, we recorded an impairment charge of $1,926 during the year ended November 30, 2019. In addition, we performed an interim test of goodwill as of May 30, 2020 due to the severe impact of the COVID-19 pandemic and resulting business interruption during the second fiscal quarter of 2020. This interim test resulted in an impairment charge of $1,971 for the year ended November 28, 2020. For the annual tests of goodwill performed as of the beginning of the fourth fiscal quarters of 2020 and 2021, we performed the qualitative assessment as described above and concluded that there has been no additional impairment of our goodwill as of November 27, 2021.

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

Other Intangible Assets – Intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or between annual tests when an impairment indicator exists. The recoverability of indefinite-lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss equal to the excess would be recorded. At November 27, 2021, our indefinite-lived intangible assets other than goodwill consist of trade names acquired in the acquisitions of Zenith and Lane Venture and have a carrying value of $9,338.

Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We estimate the useful lives of our intangible assets and ratably amortize the value over the estimated useful lives of those assets. If the estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives or, if an asset is deemed to be impaired, a write-down of the value of the asset may be required at such time. At November 27, 2021 our definite-lived intangible assets consist of customer relationships and customized technology applications acquired in the acquisition of Zenith and customer relationships acquired in the acquisition of Lane Venture with a total carrying value of $1,964.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $16,971 and $17,338 at November 27, 2021 and November 28, 2020, respectively, for Company-owned stores, consisting of eight locations with a total of 201,096 square feet of space, could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,845 and $1,811 which we have guaranteed on behalf of licensees as of November 27, 2021 and November 28, 2020, respectively, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations and warehouse and distribution facilities. At November 27, 2021, the unamortized balance of such right-of-use assets totaled $104,799. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bassett Furniture Industries, Incorporated and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated and Subsidiaries (the Company) as of November 27, 2021 and November 28, 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended November 27, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 27, 2021 and November 28, 2020, and the results of its operations and its cash flows for each of the three years in the period ended November 27, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 27, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 31, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Measurement of Reserves for Excess and Obsolete Inventories

Measurement of Reserves for Excess and Obsolete Inventories

Description of the Matter

At November 27, 2021, the Company’s inventories were $78.0 million. As discussed in Note 2 and Note 6 to the consolidated financial statements, cost for domestic manufactured furniture inventories is determined using the last-in, first-out (“LIFO”) method and are stated at the lower of cost or market. The cost of imported inventories and domestic outdoor furniture products is determined using the first-in, first-out (“FIFO”) method and stated at the lower of cost or net realizable value. Reserves for excess and obsolete inventories are determined based upon historical write-offs, forecasted future demand, market conditions and, for domestic manufactured furniture, the respective valuations at LIFO.

Auditing management’s lower of cost or net realizable value or market determination for excess or obsolete inventories was complex due to the highly judgmental nature and estimation uncertainty in determining future demand and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s determination of the reserves for excess and obsolete inventories. For example, we tested controls over management’s review of the calculation of reserves for excess and obsolete inventories which included their review of the significant assumptions described above.

Our audit procedures to test the reserves for excess and obsolete inventories included, among others, testing the completeness and accuracy of the underlying data used in management’s analyses. We evaluated the reasonableness of management’s assumptions by performing a retrospective review of the prior year assumptions to actual activity, including write-off history. We held discussions with senior financial and operational management to determine whether any strategic or operational changes in the business would impact expected demand for or related carrying value of inventory. We also performed sensitivity analyses of significant assumptions to evaluate the impact that changes would have on the inventory reserves. We searched for and evaluated information that corroborated or contradicted the Company’s assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Richmond, Virginia

January 31, 2022

Consolidated Balance Sheets

Bassett Furniture Industries, Incorporated and Subsidiaries

November 27, 2021 and November 28, 2020

(In thousands, except share and per share data)

	2021	2020
Assets
Current assets
Cash and cash equivalents	$34,374	$45,799
Short-term investments	17,715	17,715
Accounts receivable, net of allowance for credit losses of $796 and $1,211 as of November 27, 2021 and November 28, 2020, respectively	28,168	22,340
Inventories	78,004	54,886
Recoverable income taxes	8,379	9,666
Other current assets	13,644	10,272
Total current assets	180,284	160,678

Property and equipment, net	94,066	90,917

Other long-term assets
Deferred income taxes, net	3,189	4,587
Goodwill and other intangible assets	23,448	23,827
Right of use assets under operating leases	114,148	116,903
Other	6,525	5,637
Total other long-term assets	147,310	150,954
Total assets	$421,660	$402,549

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$28,324	$23,426
Accrued compensation and benefits	15,934	16,964
Customer deposits	51,492	39,762
Current portion of operating lease obligations	27,693	27,078
Other accrued liabilities	10,776	11,141
Total current liabilities	134,219	118,371

Long-term liabilities
Post employment benefit obligations	12,968	12,089
Long-term portion of operating lease obligations	105,841	111,972
Other long-term liabilities	5,900	2,087
Total long-term liabilities	124,709	126,148

Commitments and Contingencies

Stockholders’ equity
Common stock, $5 par value; 50,000,000 shares authorized; issued and outstanding 9,762,125 at November 27, 2021 and 9,942,787 at November 28, 2020	48,811	49,714
Retained earnings	115,631	109,710
Additional paid-in-capital	113	-
Accumulated other comprehensive loss	(1,823)	(1,394)
Total stockholders' equity	162,732	158,030
Total liabilities and stockholders’ equity	$421,660	$402,549

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Operations

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 27, 2021, November 28, 2020, and November 30, 2019

(In thousands, except per share data)

	2021	2020	2019

Sales revenue:
Furniture and accessories	$430,886	$337,672	$403,865
Logistics	55,648	48,191	48,222
Total sales revenue	486,534	385,863	452,087

Cost of furniture and accessories sold	209,799	163,567	179,244

Selling, general and administrative expenses excluding new store pre-opening costs	196,831	176,368	217,913
New store pre-opening costs	-	-	1,117
Cost of logistical services	53,905	46,946	46,367
Asset impairment charges	-	12,184	4,431
Goodwill impairment charge	-	1,971	1,926
Litigation expense	-	1,050	700
Lease exit costs	-	-	149
Early retirement program	-	-	835

Income (loss) from operations	25,999	(16,223)	(595)

Interest income	54	236	568
Interest expense	(322)	(49)	(6)
Other loss, net	(1,491)	(750)	(1,707)

Income (loss) before income taxes	24,240	(16,786)	(1,740)

Income tax expense (benefit)	6,198	(6,365)	188
Net income (loss)	$18,042	$(10,421)	$(1,928)

Net income per share

Basic income (loss) per share	$1.83	$(1.05)	$(0.19)
Diluted income (loss) per share	$1.83	$(1.05)	$(0.19)

Dividends per share
Regular dividends	$0.53	$0.46	$0.50
Special dividend	$0.25	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 27, 2021, November 28, 2020, and November 30, 2019

(In thousands)

	2021	2020	2019

Net income (loss)	$18,042	$(10,421)	$(1,928)
Other comprehensive income (loss):
Recognize prior service cost associated
Actuarial adjustment to Long Term Cash Awards (LTCA)	26	(86)	(141)
Amortization associated with LTCA	144	125	124
Income taxes related to LTCA	(44)	(10)	4
Actuarial adjustment to supplemental executive retirement defined benefit plan (SERP)	(788)	(259)	1,313
Amortization associated with SERP	44	8	184
Income taxes related to SERP	190	64	(382)

Other comprehensive income (loss), net of tax	(428)	(158)	1,102

Total comprehensive income (loss)	$17,614	$(10,579)	$(826)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 27, 2021, November 28, 2020, and November 30, 2019

(In thousands)

	2021	2020	2019
Operating activities:
Net income (loss)	$18,042	$(10,421)	$(1,928)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,597	13,480	13,500
Non-cash goodwill impairment charge	-	1,971	1,926
Non-cash asset impairment charges	-	12,184	4,431
Non-cash portion of lease exit costs	-	-	149
Bad debt valuation charges	(156)	492	61
Net (gain) loss on disposals of property and equipment	(367)	(81)	515
Gains on lease modifications	(37)	(1,313)	-
Inventory valuation charges	2,969	4,922	2,254
Deferred income taxes	1,545	2,513	(2,890)
Other, net	765	(51)	1,497
Changes in operating assets and liabilities
Accounts receivable	(5,672)	(1,454)	(2,616)
Inventories	(26,087)	6,494	(5,196)
Other current and long-term assets	(2,241)	(9,325)	1,017
Right of use assets under operating leases	26,243	32,107	-
Customer deposits	11,730	14,421	(1,816)
Accounts payable and accrued liabilities	2,153	5,965	(1,095)
Obligations under operating leases	(28,921)	(35,229)	-
Net cash provided by operating activities	14,563	36,675	9,809

Investing activities:
Purchases of property and equipment	(10,750)	(6,029)	(17,375)
Proceeds from sales of property and equipment	382	2,345	1,643
Cash paid for business acquisitions, net of cash acquired	-	-	-
Puchases of investments	-	(295)	-
Proceeds from maturities of investments	-	16	5,207
Other	(1,203)	216	(648)
Net cash used in investing activities	(11,571)	(3,747)	(11,173)

Financing activities:
Cash dividends	(7,689)	(4,544)	(5,133)
Proceeds from exercise of stock options	42	-	25
Issuance of common stock	363	285	328
Repurchases of common stock	(5,566)	(2,208)	(7,345)
Taxes paid related to net share settlement of equity awards	(219)	(228)	-
Repayment of finance lease obligations	(1,348)	(121)	-
Payments on notes and equipment loans	-	-	(292)
Net cash used in financing activities	(14,417)	(6,816)	(12,417)
Change in cash and cash equivalents	(11,425)	26,112	(13,781)
Cash and cash equivalents - beginning of year	45,799	19,687	33,468
Cash and cash equivalents - end of year	$34,374	$45,799	$19,687

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 27, 2021, November 28, 2020, and November 30, 2019

(In thousands, except share and per share data)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income (loss)	Total

Balance, November 24, 2018	10,527,636	$52,638	$-	$140,009	$(2,338)	$190,309

Comprehensive income (loss)
Net loss	-	-	-	(1,928)	-	(1,928)
Amortization of defined benefit plan costs, net of tax	-	-	-	-	230	230
Actuarial adjustments to defined benefit plans, net of tax	-	-	-	-	872	872
Cumulative effect of a change in accounting principle	-	-	-	(21)	-	(21)
Regular dividends ($0.50 per share)	-	-	-	(5,133)	-	(5,133)
Issuance of common stock	102,303	511	217	-	-	728
Purchase and retirement of common stock	(513,649)	(2,568)	(980)	(3,797)	-	(7,345)
Stock-based compensation	-	-	958	-	-	958
Balance, November 30, 2019	10,116,290	50,581	195	129,130	(1,236)	178,670

Comprehensive income (loss)
Net loss	-	-	-	(10,421)	-	(10,421)
Amortization of defined benefit plan costs, net of tax	-	-	-	-	98	98
Actuarial adjustments to defined benefit plans, net of tax	-	-	-	-	(256)	(256)
Cumulative effect of a change in accounting principle	-	-	-	(3,785)	-	(3,785)
Regular dividends ($0.455 per share)	-	-	-	(4,545)	-	(4,545)
Issuance of common stock	43,218	216	69	-	-	285
Purchase and retirement of common stock	(216,721)	(1,083)	(684)	(669)	-	(2,436)
Stock-based compensation	-	-	420	-	-	420
Balance, November 28, 2020	9,942,787	49,714	-	109,710	(1,394)	158,030

Comprehensive income (loss)
Net income	-	-	-	18,042	-	18,042
Amortization of defined benefit plan costs, net of tax	-	-	-	-	138	138
Actuarial adjustments to defined benefit plans, net of tax	-	-	-	-	(567)	(567)
Regular dividends ($0.53 per share)	-	-	-	(5,210)	-	(5,210)
Special dividend ($0.25 per share)	-	-	-	(2,479)	-	(2,479)
Issuance of common stock	34,902	175	230	-	-	405
Purchase and retirement of common stock	(215,564)	(1,078)	(275)	(4,432)	-	(5,785)
Stock-based compensation	-	-	158	-	-	158
Balance, November 27, 2021	9,762,125	$48,811	$113	$115,631	$(1,823)	$162,732

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1.	Description of Business

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

In response to the restrictive measures imposed by governmental authorities and for the protection of our employees and customers, we temporarily closed our dedicated stores, our manufacturing locations and many of our warehouses for much of the second fiscal quarter of 2020. This extended period of suspended operations had a material adverse impact upon our results of operations during the second fiscal quarter of 2020 and resulted in a significant net loss for 2020. In addition to operating losses resulting from severely reduced sales volumes, we also recorded charges for goodwill impairment (Note 7) as well as for the impairment of certain other long-lived assets (Note 13). However, since restarting our manufacturing operations and reopening stores, we have seen a significant improvement in business conditions which allowed us to return to overall profitability for the third and fourth fiscal quarters of 2020 continuing through fiscal 2021. Tempering these improvements are the continuing logistical challenges faced by the entire home furnishings industry resulting from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs.

Whereas the progress in mass vaccination programs in the U.S. has prompted state and local governments to substantially lift most remaining restrictions on commercial retail activity, the recent resurgence in COVID-19 cases due to the Delta and Omicron variants, as well as any future variants of the coronavirus entering the U.S., could prompt a return to tighter restrictions in certain areas of the country. Furthermore, pandemic-related labor shortages and supply chain disruptions are ongoing and order cancellations could result if the present delays in order fulfillment continue. Therefore, uncertainty remains regarding the ongoing impact of the COVID-19 pandemic upon our financial condition and future results of operations, as well as upon the significant estimates and assumptions we utilize in reporting certain assets and liabilities.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our fiscal year ends on the last Saturday in November, which periodically results in a 53-week year. Fiscal 2019 contained 53 weeks while fiscal 2021 and 2020 each contained 52 weeks. The Consolidated Financial Statements include the accounts of Bassett Furniture Industries, Incorporated and our majority-owned subsidiaries in which we have a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation. Sales of logistical services from Zenith to our wholesale and retail segments have been eliminated, and Zenith’s operating costs and expenses are reported as cost of logistical services in our consolidated statements of operations. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2021, 2020 and 2019 are to Bassett's fiscal year ended November 27, 2021, November 28, 2020 and November 30, 2019, respectively. References to the “ASC” included hereinafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board as the source of authoritative GAAP.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

We analyzed our licensees under the requirements for variable interest entities (“VIEs”). All of these licensees operate as BHF stores and are furniture retailers. We sell furniture to these licensees, and in some cases have extended credit beyond normal terms, made lease guarantees, guaranteed loans, or loaned directly to the licensees. We have recorded reserves for potential exposures related to these licensees. See Note 14 for disclosure of leases and lease guarantees. Based on financial projections and best available information, all licensees have sufficient equity to carry out their principal operating activities without subordinated financial support. Furthermore, we believe that the power to direct the activities that most significantly impact the licensees’ operating performance continues to lie with the ownership of the licensee dealers. Our rights to assume control over or otherwise influence the licensees’ significant activities only exist pursuant to our license and security agreements and are in the nature of protective rights as contemplated under ASC Topic 810. We completed our assessment for other potential VIEs, and concluded that there were none. We will continue to reassess the status of potential VIEs including when facts and circumstances surrounding each potential VIE change.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include allowances for doubtful accounts, calculation of inventory reserves, the valuation of our reporting units for the purpose of testing the carrying value of goodwill, and the valuation of our right of use assets. We also utilize estimates in determining the valuation of income tax reserves, lease guarantees, insurance reserves, and assumptions related to our post-employment benefit obligations. Actual results could differ from those estimates.

Revenue Recognition

ASC Topic 606, Revenue from Contracts with Customers, requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer.

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

At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. We typically collect a significant portion of the purchase price as a customer deposit upon order, with the balance typically collected upon delivery. These deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $51,492 and $39,762 as of November 27, 2021 and November 28, 2020, respectively. Substantially all of the customer deposits held at November 28, 2020 related to performance obligations satisfied during fiscal 2021 and have therefore been recognized in revenue for the year ended November 27, 2021. Estimates for returns and allowances have been recorded as a reduction of revenue based on our historical return patterns. We also sell furniture protection plans to our retail customers on behalf of a third party which is responsible for the performance obligations under the plans. Revenue from the sale of these plans is recognized upon delivery of the goods net of amounts payable to the third party service provider.

For our logistical services segment, line-haul freight revenue is recognized as services are performed and are billed to the customer upon the completion of delivery to the destination. Because the customer receives the benefits of these services as the freight is in transit from point of origin to destination, we recognize revenue using a percentage of completion method based on our estimate of the amount of time freight has been in transit as of the reporting date compared with our estimate of the total required time for the deliveries. We recognize an asset for the amount of line-haul revenue earned but not yet billed which is included in other current assets. The balance of this asset was $1,240 and $783 at November 27, 2021 and November 28, 2020, respectively. Warehousing services revenue is based upon warehouse space occupied by a customer’s goods and inventory movements in and out of a warehouse and is recognized as such services are provided and billed to the customer concurrently in the same period. All invoices for logistical services are due 30 days from invoice date.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At November 27, 2021 and November 28, 2020, our balance of prepaid commissions included in other current assets was $6,221 and $4,279, respectively. We do not incur sales commissions in our logistical services segment.

For our accounting and reporting under ASC 606, we apply the following policy elections and practical expedients:

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

See Note 18 for disaggregated revenue information.

Cash Equivalents and Short-Term Investments

The Company considers cash on hand, demand deposits in banks and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Our short-term investments consist of certificates of deposit that have original maturities of twelve months or less but greater than three months.

Accounts Receivable

Substantially all of our trade accounts receivable is due from customers located within the United States. We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. The allowance for credit losses is based on a review of specifically identified accounts in addition to an overall aging analysis which is applied to accounts pooled on the basis of similar risk characteristics. Judgments are made with respect to the collectibility of accounts receivable within each pool based on historical experience, current payment practices and current economic trends based on our expectations over the expected life of the receivables, which is generally ninety days or less. Actual credit losses could differ from those estimates.

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable and financial guarantees subject us to credit risk partially due to the concentration of amounts due from and guaranteed on behalf of independent licensee customers. At November 27, 2021 and November 28, 2020, our aggregate exposure from receivables and guarantees related to customers consisted of the following:

	2021	2020
Accounts receivable, net of allowances (Note 4)	$28,168	$22,340
Contingent obligations under lease and loan guarantees, less amounts recognized (Note 14)	1,794	1,760
Other	86	376
Total credit risk exposure related to customers	$30,048	$24,476

At November 27, 2021 and November 28, 2020, approximately 22% and 24%, respectively, of the aggregate risk exposure, net of reserves, shown above was attributable to five customers. In fiscal 2021, 2020 and 2019, no customer accounted for more than 10% of total consolidated net sales. However, two customers accounted for approximately 23%, 29% and 44% of our consolidated revenue from logistical services during 2021, 2020 and 2019, respectively.

We have no foreign manufacturing or retail operations. We define export sales as sales to any country or territory other than the United States or its territories or possessions. Our export sales were approximately $488, $789, and $1,846 in fiscal 2021, 2020, and 2019, respectively. All of our export sales are invoiced and settled in U.S. dollars.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Inventories

Inventories (retail merchandise, finished goods, work in process and raw materials) accounted for under the first-in, first out (“FIFO”) method are stated at the lower of cost or net realizable value or, in the case of inventory accounted for under the last-in, first out (“LIFO”) method, at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the LIFO method because we believe this methodology provides better matching of revenue and expenses. The cost of imported inventories as well as Lane Venture and Bassett Outdoor product inventories are determined on a first-in, first-out (“FIFO”) basis. Inventories accounted for under the LIFO method represented 53% and 53% of total inventory before reserves at November 27, 2021 and November 28, 2020, respectively. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in ASC Topic 350 (as amended by Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which we adopted for our annual evaluation of goodwill performed as of September 1, 2019). The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the quantitative evaluation process. Based on our qualitative assessment as described above for the annual test during fiscal 2019, we concluded that, given declines in our income from operations, primarily resulting from operating losses incurred in our retail reporting unit, as well as in our stock price since the previous analysis in fiscal 2018, it was necessary to perform the quantitative evaluation. As a result of this test, we recorded an impairment charge of $1,926 during the year ended November 30, 2019. In addition, we performed an interim test of goodwill as of May 30, 2020 due to the severe impact of the COVID-19 pandemic and resulting business interruption during the second fiscal quarter of 2020. This interim test resulted in an impairment charge of $1,971 for the year ended November 28, 2020. For the annual tests of goodwill performed as of the beginning of the fourth fiscal quarters of 2021 and 2020, we performed the qualitative assessment as described above and concluded that there was no additional impairment of our goodwill as of November 27, 2021 or November 28, 2020.

The quantitative evaluation compares the carrying value of each reporting unit that has goodwill with the estimated fair value of the respective reporting unit. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, a goodwill impairment charge will be recognized in the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the total goodwill assigned to the reporting unit. The determination of the fair value of our reporting units is based on a combination of a market approach, that considers benchmark company market multiples, an income approach, that utilizes discounted cash flows for each reporting unit and other Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosure (see Note 4), and, in the case of our retail reporting unit, a cost approach that utilizes estimates of net asset value. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units. While we believe such assumptions and estimates are reasonable, the actual results may differ materially from the projected amounts. See Note 7 for additional information regarding the results of our annual goodwill impairment test performed as of September 1, 2019 and our interim test performed as of May 30, 2020.

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

See Note 14 for additional information regarding our leases.

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

Income Taxes

We account for income taxes under the liability method which requires that we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 12.

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

New Store Pre-Opening Costs

Income from operations for fiscal 2021, 2020 and 2019 includes new store pre-opening costs of $0, $0 and $1,117, respectively. Such costs consist of expenses incurred at the new store location during the period prior to its opening and include, among other things, facility occupancy costs such as rent and utilities and local store personnel costs related to pre-opening activities including training. New store pre-opening costs do not include costs which are capitalized in accordance with our property and equipment capitalization policies, such as leasehold improvements and store fixtures and equipment. Such capitalized costs associated with new stores are depreciated commencing with the opening of the store. There are no pre-opening costs associated with stores acquired from licensees, as such locations were already in operation at the time of their acquisition.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Shipping and Handling Costs

Costs incurred to deliver wholesale merchandise to customers are recorded in selling, general and administrative expense and totaled $17,829, $14,779, and $18,402 for fiscal 2021, 2020 and 2019, respectively. Costs incurred to deliver retail merchandise to customers, including the cost of operating regional distribution warehouses, are also recorded in selling, general and administrative expense and totaled $22,494, $19,024, and $23,710 for fiscal 2021, 2020 and 2019, respectively.

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred and are included in selling, general and administrative expenses. Advertising costs totaled $15,272, $12,671, and $20,674 in fiscal 2021, 2020, and 2019, respectively.

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

Supplemental Cash Flow Information

Refer to the supplemental lease disclosures in Note 14 for cash flow impacts of leasing transactions during fiscal 2020. Otherwise, there were no material non-cash investing or financing activities during fiscal 2021 or 2020. During the fourth quarter of fiscal 2019, we purchased certain fixed assets and inventory with a total purchase price of $2,225, of which $375 was paid for with the issuance of 24,590 shares if our common stock.

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

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net income or Stockholders’ equity. The cost of logistical services, previously included in our statements of operations within selling, general and administrative expenses excluding new store pre-opening costs, is now presented separately.

3.	Financial Instruments, Investments and Fair Value Measurements

Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, accounts payable and long-term debt. Because of their short maturities, the carrying amounts of cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, and accounts payable approximate fair value.

Investments

Our short-term investments of $17,715 at both November 27, 2021 and November 28, 2020 consisted of certificates of deposit (CDs) with original terms of six to twelve months, bearing interest at rates ranging from 0.01% to 0.85%. At November 27, 2021, the weighted average remaining time to maturity of the CDs was approximately three months and the weighted average yield of the CDs was approximately 0.04%. Each CD is placed with a federally insured financial institution and all deposits are within Federal deposit insurance limits. As the CDs mature, we expect to reinvest them in CDs of similar maturities of up to one year. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at November 27, 2021 and November 28, 2020 approximates their fair value.

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

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

4. Accounts Receivable

Accounts receivable consists of the following:

	November 27, 2021	November 28, 2020
Gross accounts receivable	$28,964	$23,551
Allowance for credit losses	(796)	(1,211)
Net accounts receivable	$28,168	$22,340

Activity in the allowance for credit losses was as follows:

	2021	2020

Balance, beginning of the year	$1,211	$815
Additions (recoveries) charged to expense	(156)	492
Reductions to allowance, net	(259)	(96)
Balance, end of the year	$796	$1,211

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 4.

5. Inventories

Inventories consist of the following:

	November 27, 2021	November 28, 2020
Wholesale finished goods	$40,254	$25,001
Work in process	482	516
Raw materials and supplies	21,653	14,836
Retail merchandise	30,914	27,946
Total inventories on first-in, first-out method	93,303	68,299
LIFO adjustment	(10,483)	(8,891)
Reserve for excess and obsolete inventory	(4,816)	(4,522)
	$78,004	$54,886

We source a significant amount of our wholesale product from other countries. During 2021, 2020 and 2019, purchases from our two largest vendors located in Vietnam and China were $34,658, $15,378 and $15,221 respectively.

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

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance at November 30, 2019	$2,054	$308	$2,362
Additions charged to expense	3,745	1,177	4,922
Write-offs	(2,378)	(384)	(2,762)
Balance at November 28, 2020	3,421	1,101	4,522
Additions charged to expense	2,057	912	2,969
Write-offs	(1,795)	(880)	(2,675)
Balance at November 27, 2021	$3,683	$1,133	$4,816

6. Property and Equipment

Property and equipment consist of the following:

	November 27, 2021	November 28, 2020
Land	$9,478	$9,478
Buildings and leasehold improvements	117,297	114,961
Machinery and equipment	130,534	118,112
Property and equipment at cost	257,309	242,551
Less accumulated depreciation	(163,243)	(151,634)
Property and equipment, net	$94,066	$90,917

The net book value of our property and equipment by reportable segment is a follows:

	November 27, 2021	November 28, 2020
Wholesale	$30,020	$26,999
Retail - Company-owned stores	39,148	44,820
Logistical Services	24,898	19,098
Total property and equipment, net	$94,066	$90,917

Depreciation expense associated with the property and equipment shown above was included in income from operations in our consolidated statements of operations as follows:

	2021	2020	2019

Cost of goods sold (wholesale segment)	$1,797	$1,552	$1,402
Selling, general and adminstrative expenses:
Wholesale segment	1,532	1,516	1,672
Retail segment	6,580	6,578	7,479
Logistical services segment	4,308	3,454	3,697
Total included in selling, general and adminstrative expenses	12,420	11,548	12,848
Total depreciation expense included in income from operations	$14,217	$13,100	$14,250

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	November 27, 2021

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$3,550	$(1,606)	$1,944
Technology - customized applications	834	(814)	20
Total intangible assets subject to amortization	$4,384	$(2,420)	1,964

Intangibles not subject to amortization:
Trade names			9,338
Goodwill			12,146

Total goodwill and other intangible assets			$23,448

	November 28, 2020

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$3,550	$(1,346)	$2,204
Technology - customized applications	834	(695)	139
Total intangible assets subject to amortization	$4,384	$(2,041)	2,343

Intangibles not subject to amortization:
Trade names			9,338
Goodwill			12,146

Total goodwill and other intangible assets			$23,827

Due to the impact of the COVID-19 pandemic, we performed an interim impairment assessment of our remaining goodwill as of May 30, 2020, the end of our second fiscal quarter. As a result of this test, we concluded that the carrying value of our wood reporting unit exceeded its fair value by an amount in excess of the goodwill previously allocated to the reporting unit. Therefore, we recognized a goodwill impairment charge of $1,971 for year ended November 28, 2020. Our subsequent annual goodwill impairment tests, conducted as of the beginning of our fourth fiscal quarters of 2020 and 2021, resulted in no additional impairments.

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

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Changes in the carrying amounts of goodwill by reportable segment were as follows:

	Wholesale	Retail	Logistics	Total

Balance as of November 30, 2019	$9,188	$-	$4,929	$14,117
Goodwill impairment	(1,971)	-	-	(1,971)

Balance as of November 28, 2020	7,217	-	4,929	12,146
No changes in fiscal 2021	-	-	-	-

Balance as of November 27, 2021	$7,217	$-	$4,929	$12,146

Accumulated impairment losses were $3,897, $3,897 and $1,926 at November 27, 2021, November 28, 2020 and November 30, 2019, respectively.

The weighted average useful lives of our finite-lived intangible assets and remaining amortization periods as of November 27, 2021 are as follows:

	Useful Life in Years	Remaining Amortization Period in Years

Customer relationships	14	8
Technology - customized applications	7	0

Amortization expense associated with intangible assets during fiscal 2021, 2020 and 2019 was $379, $379 and $379, respectively and is included in selling, general and administrative expense in our consolidated statement of operations. All expense arising from the amortization of intangible assets is associated with our logistical services segment except for $57, $57 and $57 in fiscal 2021, 2020 and 2019, respectively, associated with our wholesale segment. Estimated future amortization expense for intangible assets that exist at November 27, 2021 is as follows:

Fiscal 2022	$279
Fiscal 2023	259
Fiscal 2024	259
Fiscal 2025	259
Fiscal 2026	259
Thereafter	649

Total	$1,964

8. Bank Credit Facility

Bank Credit Facility

Our bank credit facility provides for a line of credit of up to $25,000. At November 27, 2021, we had $3,931 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,069. In addition, we have outstanding standby letters of credit with another bank totaling $325. The line bears interest at the rate of LIBOR plus 1.9%, with a fee of 0.25% charged for the unused portion of the line and is secured by a general lien on our accounts receivable and inventory. We were in compliance with all covenants under the agreement as of November 27, 2021. The credit facility matures on January 31, 2022.

On January 27, 2022, we entered into a new credit facility with our bank which also provides for a credit line of up to $25,000. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.5% and is unsecured. Our bank will charge a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the new facility, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis:

●	Consolidated fixed charge coverage ratio of not less than 1.4 times,

●	Consolidated lease-adjusted leverage ratio not to exceed 3.0 times, and

●

Minimum tangible net worth ratio of $140,000, which will change to $120,000 if we do not complete the sale of Zenith (see Note 20, Subsequent Event, regarding our entry into an agreement to sell substantially all of the assets of Zenith).

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

We were in compliance with these covenants at November 27, 2021 and expect to remain in compliance for the foreseeable future. The new credit facility will mature on January 27, 2025, at which time any amounts outstanding under the facility will be due.

Total interest paid, including the interest component of financing lease payments, during fiscal 2021, 2020 and 2019 was $322, $49 and $7, respectively.

9. Post-Employment Benefit Obligations

Management Savings Plan

On May 1, 2017, our Board of Directors, upon the recommendation of the Organization, Compensation and Nominating Committee (the “Committee”), adopted the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Plan”). The Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees.

The Plan is an account-based plan under which (i) participants may defer voluntarily the payment of current compensation to future years (“participant deferrals”) and (ii) the Company may make annual awards to participants payable in future years (“Company contributions”). The Plan permits each participant to defer up to 75% of base salary and up to 100% of any incentive compensation or other bonus, which amounts would be credited to a deferral account established for the participant. Such deferrals will be fully vested at the time of the deferral. Participant deferrals will be indexed to one or more deemed investment alternatives chosen by the participant from a range of alternatives made available under the Plan. Each participant’s account will be adjusted to reflect gains and losses based on the performance of the selected investment alternatives. A participant may receive distributions from the Plan: (1) upon separation from service, in either a lump sum or annual installment payments over up to a 15 year period, as elected by the participant, (2) upon death or disability, in a lump sum, or (3) on a date or dates specified by the participant (“scheduled distributions”) with such scheduled payments made in either a lump sum or substantially equal annual installments over a period of up to five years, as elected by the participant. Participant contributions commenced during the third quarter of fiscal 2017. Company contributions will vest in full (1) on the third anniversary of the date such amounts are credited to the participant’s account, (2) the date that the participant reaches age 63 or (3) upon death or disability. Company contributions are subject to the same rules described above regarding the crediting of gains or losses from deemed investments and the timing of distributions. Expense associated with deferred compensation under the Plan was $338, $264 and $196 for fiscal 2021, 2020 and 2019, respectively. Our liability for Company contributions and participant deferrals at November 27, 2021 and November 28, 2020 was $1,789 and $1,250, respectively, and is included in post-employment benefit obligations in our consolidated balance sheets.

On May 2, 2017, we made Long Term Cash Awards (“LTC Awards”) totaling $2,000 under the Plan to certain management employees in the amount of $400 each. The LTC Awards vest in full on the first anniversary of the date of the award if the participant has reached age 63 by that time, or, if later, on the date the participant reaches age 63, provided in either instance that the participant is still employed by the Company at that time. If not previously vested, the awards will also vest immediately upon the death or disability of the participant prior to the participant’s separation from service. The awards will be payable in 10 equal annual installments following the participant’s death, disability or separation from service. We are accounting for the LTC Awards as a defined benefit pension plan. During fiscal 2021, 2020 and 2019, we invested $647, $609 and $627 in life insurance policies covering all participants in the Plan. At November 27, 2021, these policies have a net death benefit of $14,998 for which the Company is the sole beneficiary. These policies are intended to provide a potential source of funds to meet the obligations arising from the deferred compensation and LTC Awards under the Plan, and serve as an economic hedge of the financial impact of changes in the liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of the Company’s insolvency.

Supplemental Retirement Income Plan

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. Upon retirement, the Supplemental Plan provides for lifetime monthly payments in an amount equal to 65% of the participant’s final average compensation as defined in the Supplemental Plan, which is reduced by certain social security benefits to be received and other benefits provided by us. The Supplemental Plan also provides a death benefit that is calculated as (a) prior to retirement death, which pays the beneficiary 50% of final average annual compensation for a period of 120 months, or (b) post-retirement death, which pays the beneficiary 200% of final average compensation in a single payment. We own life insurance policies on these executives with a current net death benefit of $2,054 at November 27, 2021 and we expect to substantially fund this death benefit through the proceeds received upon the death of the executive. Funding for the remaining cash flows is expected to be provided through operations. There are no benefits payable as a result of a termination of employment for any reason other than death or retirement, other than a change of control provision which provides for the immediate vesting and payment of the retirement benefit under the Supplemental Plan in the event of an employment termination resulting from a change of control.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Aggregated summarized information for the Supplemental Plan and the LTC Awards, measured as of the end of each year presented, is as follows:

`	2021	2020
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$10,071	$10,090
Service cost	120	172
Interest cost	196	268
Actuarial (gains) and losses	762	345
Benefits paid	(409)	(804)
Projected benefit obligation at end of year	$10,740	$10,071

Accumulated Benefit Obligation	$10,740	$10,034

Discount rate used to value the ending benefit obligations:	2.25%	2.00%

Amounts recognized in the consolidated balance sheet:
Current liabilities	$913	$613
Noncurrent liabilities	9,827	9,458
Total amounts recognized	$10,740	$10,071
Amounts recognized in accumulated other comprehensive income:
Prior service cost	$355	$480
Actuarial loss	2,093	1,394
Net amount recognized	$2,448	$1,874

Total recognized in net periodic benefit cost and accumulated
other comprehensive income:	$1,078	$785

	2021	2020	2019

Components of Net Periodic Pension Cost:
Service cost	$121	$172	$190
Interest cost	196	268	441
Amortization of prior service cost	126	126	126
Amortization of other loss	59	8	183

Net periodic pension cost	$502	$574	$940

Assumptions used to determine net periodic pension cost:
Discount rate	2.00%	2.75%	4.00%
Increase in future compensation levels	3.00%	3.00%	3.00%

Estimated Future Benefit Payments (with mortality):
Fiscal 2022	$913
Fiscal 2023	870
Fiscal 2024	825
Fiscal 2025	857
Fiscal 2026	809
Fiscal 2027 through 2031	3,692

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Of the $2,448 recognized in accumulated other comprehensive income at November 27, 2021, amounts expected to be recognized as components of net periodic pension cost during fiscal 2022 are as follows:

Prior service cost	$126
Other loss	51

Total expected to be amortized to net periodic pension cost in 2022	$177

The components of net periodic pension cost other than the service cost component are included in other loss, net in our consolidated statements of operations.

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or benefits permitted. We recognized expense of $204, $176, and $204 in fiscal 2021, 2020, and 2019, respectively, associated with the plan. Our liability under this plan was $1,648 and $1,676 as of November 27, 2021 and November 28, 2020, respectively. The non-current portion of this obligation is included in post-employment benefit obligations in our consolidated balance sheets, with the current portion included in accrued compensation and benefits.

Defined Contribution Plan

We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Employee contributions to the Plan are matched at the rate of 25% of up to 8% of gross pay, regardless of years of service. During fiscal 2020, the Company’s matching contribution was temporarily suspended for approximately six months as part of the cash conservation measures put into place in response to the impact of the COVID-19 pandemic but was resumed during the fourth quarter. Expense for employer matching contributions was $1,103, $611 and $1,157 during fiscal 2021, 2020 and 2019, respectively.

10. Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the fiscal years ended November 27, 2021 and November 28, 2020, which is comprised solely of post-retirement benefit costs related to our SERP and LTC Awards, is as follows:

Balance at November 30, 2019	$(1,236)
Actuarial losses	(345)
Net pension amortization reclassified from accumulated other comprehensive loss	133
Tax effects	54
Balance at November 28, 2020	(1,394)
Actuarial losses	(762)
Net pension amortization reclassified from accumulated other comprehensive loss	186
Tax effects	147
Balance at November 27, 2021	$(1,823)

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

11. Capital Stock and Stock Compensation

We account for our stock-based employee and director compensation plans in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period) which we recognize on a straight-line basis. Compensation expense related to restricted stock and stock options included in selling, general and administrative expenses in our consolidated statements of operations for fiscal 2021, 2020 and 2019 was as follows:

	2021	2020	2019

Stock based compensation expense	$158	$420	$958

Incentive Stock Compensation Plans

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

2010 Plan

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

Stock Options

There were no new grants of options made in 2021, 2020 or 2019.

Changes in the outstanding options under our plans during the year ended November 27, 2021 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at November 28, 2020	5,250	$8.02
Granted	-	-
Exercised	(5,250)	8.02
Forfeited/Expired	-	-
Outstanding at November 27, 2021	-	-
Exercisable at November 27, 2021	-	-

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Additional information regarding activity in our stock options during fiscal 2021, 2020 and 2019 is as follows:

	2021	2020	2019

Total intrinsic value of options exercised	$93	$-	$34
Total cash received from the exercise of options	42	-	25
Excess tax benefits recognized in income tax expense upon the exercise of options	18	-	6

Restricted Shares

Changes in the outstanding non-vested restricted shares during the year ended November 27, 2021 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested restricted shares outstanding at November 28, 2020	34,500	$33.58
Granted	7,105	24.63
Vested	(31,000)	35.75
Forfeited	-	-
Non-vested restricted shares outstanding at November 27, 2021	10,605	$21.24

During fiscal 2021, 31,000 restricted shares were vested and released, all of which had been granted to employees. During fiscal 2021 and 2020, 10,850 shares and 14,010 shares, respectively, were withheld to cover withholding taxes of $219 and $228, respectively, arising from the vesting of restricted shares. During fiscal 2021, 2020 and 2019, excess tax (expense) benefits of $(133), $(114) and $0, respectively, were recognized within income tax expense upon the release of vested shares.

Additional information regarding our outstanding non-vested restricted shares at November 27, 2021 is as follows:

			Remaining
	Restricted	Share Value	Restriction
Grant	Shares	at Grant Date	Period
Date	Outstanding	Per Share	(Years)

October 9, 2019	3,500	$14.37	0.9
March 10, 2021	7,105	24.63	0.3
	10,605

Unrecognized compensation cost related to these non-vested restricted shares at November 27, 2021 is $58, all of which is expected to be recognized within fiscal 2022.

Employee Stock Purchase Plan

In March of 2017 we adopted and implemented the 2017 Employee Stock Purchase Plan (“2017 ESPP”) that allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the 2017 ESPP we sold 22,547, 50,217 and 23,460 shares to employees during fiscal 2021, 2020 and 2019, respectively, which resulted in an immaterial amount of compensation expense. There are 132,534 shares remaining available for sale under the 2017 ESPP at November 27, 2021.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

12. Income Taxes

The components of the income tax provision are as follows:

	2021	2020	2019
Current:
Federal	$4,437	$(8,486)	$2,150
State	178	155	892

Deferred:
Federal	435	2,457	(2,191)
State	1,148	(491)	(663)
Total	$6,198	$(6,365)	$188

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

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
CARES Act benefit	-	21.1	-
State income tax, net of federal benefit	4.2	1.7	(14.0)
Impairment of non-deductible goodwill	-	(2.5)	(23.2)
Excess tax from stock-based compensation	0.4	(0.6)	0.3
Other	-	(2.8)	5.1
Effective income tax rate	25.6%	37.9%	(10.8)%

Excess tax (expense) benefits in the amount of $(115), $(114), and $22 were recognized as a component of income tax expense during fiscal 2021, 2020 and 2019, respectively, resulting from the exercise of stock options and the release of restricted shares. The fiscal 2020 and 2019 adjustments for impairment of non-deductible goodwill reflect the fact that there was no tax basis related to the impaired goodwill.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 27, 2021	November 28, 2020
Deferred income tax assets:
Trade accounts receivable	$199	$303
Inventories	3,121	3,086
Notes receivable	44	44
Post employment benefit obligations	3,562	3,260
State net operating loss carryforwards	153	1,321
Leases	5,055	5,850
Other	1,180	1,856
Gross deferred income tax assets	13,314	15,720
Valuation allowance	-	-
Total deferred income tax assets	13,314	15,720

Deferred income tax liabilities:
Property and equipment	7,013	8,746
Intangible assets	1,712	1,404
Prepaid expenses and other	1,400	983

Total deferred income tax liabilities	10,125	11,133

Net deferred income tax assets	$3,189	$4,587

We have state net operating loss carryforwards available to offset future taxable state income of $3,010, which expire in varying amounts between 2030 and 2040. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

Income taxes paid, net of refunds received, during fiscal 2021, 2020 and 2019 were $3,092, $539, and $1,228, respectively.

We regularly evaluate, assess and adjust our accrued liabilities for unrecognized tax benefits in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Our accrued liabilities for uncertain tax benefits at November 27, 2021 and November 28, 2020 were $324 and $68, respectfully. Our liabilities for uncertain tax positions prior to 2021 were not material.

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

We remain subject to examination for tax years 2018 through 2021 for all of our major tax jurisdictions.

13. Other Gains and Losses

Gains on Dispositions of Retail Store Locations

Selling, general and administrative expenses for the year ended November 28, 2020 include gains totaling $1,313 resulting from the settlement of lease obligations due to the early termination of leases at our retail store locations in Torrance, California and Culver City, California.

Early Retirement Program

During the first quarter of fiscal 2019, we offered a voluntary early retirement package to certain eligible employees of the Company. These employees received pay equal to one-half their current salary plus benefits over a period of one year from the final day of each individual’s active employment. Accordingly, we recognized a charge of $835 during the year ended November 30, 2019. All compensation accrued under the package had been paid out prior to November 28, 2020.

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

Litigation Expense

During fiscal 2020 and 2019 we accrued $1,050 and $700, respectively for the estimated costs to resolve certain wage and hour violation claims that had been asserted against the Company (see Note 15).

Gains from Company-Owned Life Insurance

Other loss, net for the fiscal 2020 and 2019 includes gains of $914 and $629, respectively, arising from death benefits from Company-owned life insurance.

14. Leases and Lease Guarantees

Leases

Fiscal 2021 and 2020

Effective as of the beginning of fiscal 2020, we adopted ASU 2016-02, Leases (Topic 842) and all related amendments. See “Leases” under Note 2 for a discussion of our accounting policies and elections under Topic 842 as well as the impact of the adoption upon our financial statements.

Supplemental balance sheet information related to our leases as of November 27, 2021 and November 28, 2020 is as follows:

	November 27, 2021	November 28, 2020
Operating leases:
Right of use assets	$114,148	$116,903
Lease liabilties, short-term	27,693	27,078
Lease liabilties, long-term	105,841	111,972

Finance leases:
Right of use assets (1)	$7,538	$2,623
Lease liabilties, short-term (2)	1,759	534
Lease liabilties, long-term (3)	5,801	1,862

(1) Included in property & equipment, net in our consolidated balance sheet.
(2) Included in other current liabilites and accrued expenses in our consolidated balance sheet.
(3) Included in other long-term liabilites and accrued expenses in our consolidated balance sheet.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Our right-of-use assets under operating leases by segment as of November 27, 2021 and November 28, 2020 are as follows:

	November 27, 2021	November 28, 2020
Wholesale	$9,842	$10,232
Retail	86,114	90,487
Logistical services	18,192	16,184
Total right of use assets	$114,148	$116,903

The components of our lease cost for the years ended November 27, 2021 and November 28, 2020 are as follows:

	2021	2020
Lease cost:
Operating lease cost	$32,168	$33,207
Financing lease cost:
Amortization of right-of-use assets	1,434	213
Interest on lease liabilities	304	49
Short-term lease cost	1,986	2,040
Variable lease cost (net of abatements received)	321	(605)
Sublease income	(1,670)	(1,557)

Total lease cost	$34,543	$33,347

Supplemental lease disclosures as of November 27, 2021 and November 28, 2020 and for the fiscal years then ended are as follows:

	Operating	Financing

For the year ended November 28, 2020:
Cash paid for amounts included in the measurements of lease liabilities	$35,310	$260
Lease liabilities arising from new right-of-use assets	10,804	2,623

For the year ended November 27, 2021:
Cash paid for amounts included in the measurements of lease liabilities	35,432	1,668
Lease liabilities arising from new right-of-use assets	24,518	6,511

As of November 28, 2020:
Weighted average remaining lease terms (years)	6.2	4.3
Weighted average discount rates	4.98%	4.43%

As of November 27, 2021:
Weighted average remaining lease terms (years)	6.0	4.8
Weighted average discount rates	5.04%	4.72%

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Future payments under our leases and the present value of the obligations as of November 27, 2021 are as follows:

	Operating Leases	Financing Leases

Fiscal 2022	$33,493	$2,076
Fiscal 2023	30,579	1,949
Fiscal 2024	23,219	1,669
Fiscal 2025	19,106	1,171
Fiscal 2026	15,482	818
Thereafter	33,947	766
Total lease payments	155,826	8,449
Less: interest	22,292	889
Total lease obligations	$133,534	$7,560

As of November 27, 2021, we had a commitment to acquire twenty-three trucks under leases for use in our logistical services segment that are expected to commence at various times during fiscal 2022 and replace older units that will be coming off lease. Five of these leases are expected to have annual payments totaling approximately $267 per year over three years, and eighteen are expected to have annual payments totaling approximately $167 per year over five years. We also have a commitment to lease showroom space for use by our wholesale segment with payments averaging approximately $229 per year over eight years. This lease is expected to commence in the fourth quarter of fiscal 2022.

We sublease a small number of our leased locations to certain of our licensees for operation as BHF network stores. The terms of these leases generally match those of the lease we have with the lessor. Minimum future lease payments due to us under these subleases are as follows:

Fiscal 2022	$1,979
Fiscal 2023	1,662
Fiscal 2024	1,027
Fiscal 2025	599
Fiscal 2026	156
Thereafter	-
Total minimum future rental income	$5,423

We negotiated with a number of our landlords to obtain relief in the form of rent deferrals or abatements of rent as a result of the effects of COVID-19 on our business. At November 28, 2020, the unpaid rent was $990 which primarily represented rent deferred to fiscal 2021 and is included in other current liabilities and accrued expenses in our accompanying condensed consolidated balance sheet. The remaining balance of deferred rent at November 27, 2021 was not material. In accordance with FASB Staff Q&A - Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic ("FASB Staff Q&A") issued in April 2020, we have elected to account for any lease concessions resulting directly from COVID-19 as if the enforceable rights and obligations for the concessions existed in the respective contracts at lease inception and as such we will not account for any concession as a lease modification. Guidance from the FASB Staff Q&A provided methods to account for rent deferrals which include the option to treat the lease as if no changes to the lease contract were made or to treat deferred payments as variable lease payments. The FASB Staff Q&A allows entities to select the most practical approach and does not require the same approach be applied consistently to all leases. As a result, we account for the deferrals as if no changes to the lease contract were made and will continue to recognize lease expense, on a straight-line basis, during the deferral period. For any abatements received, we account for those as variable rent in the period in which the abatement is granted. For the year ended November 28, 2020, we were granted abatements against rent totaling $775.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

Fiscal 2019

Prior to the adoption of Topic 842, we accounted for and reported our leases in accordance with Topic 840, Leases. In accordance with Topic 840 leases classified as operating leases were not included in our balance sheet as right of use assets or lease obligations as of November 30, 2019. During fiscal 2019 we had no leases which were classified as capital leases.

Lease expense was $41,809 for 2019. Real estate rental net loss (rental income less lease costs, depreciation, insurance, and taxes), related to licensee stores and other investment real estate, was $156 in 2019 and is reflected in other loss, net in the accompanying consolidated statements of operations.

Guarantees

As part of the strategy for our store program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to three years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,845 and $1,811 at November 27, 2021 and November 28, 2020, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations, net of reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at November 27, 2021 and November 28, 2020, were not material.

15. Contingencies

We are involved in various claims and actions which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. We carried reserves for pending litigation claims in the amount of $100 and $1,050 as of November 27, 2021 and November 28, 2020, respectively, which are included in other current liabilities and accrued expenses in our accompanying balance sheets.

16. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2021	2020	2019
Numerator:
Net income (loss)	$18,042	$(10,421)	$(1,928)

Denominator:
Denominator for basic income per share - weighted average shares	9,835,829	9,969,616	10,285,511
Effect of dilutive securities*	7,945	-	-
Denominator for diluted income per share — weighted average shares and assumed conversions	9,843,774	9,969,616	10,285,511

Basic income (loss) per share:
Net income (loss) per share — basic	$1.83	$(1.05)	$(0.19)

Diluted income (loss) per share:
Net income (loss) per share — diluted	$1.83	$(1.05)	$(0.19)

*Due to the net losses in 2020 and 2019, the potentially dilutive securities would have been anti-dilutive and are therefore excluded.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

For fiscal 2021, 2020 and 2019, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	2021	2020	2019
Unvested restricted shares	-	90,153	45,036
Stock options	-	5,250	-

17. Segment Information

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

●

Logistical services. With our acquisition of Zenith in 2015, we created the logistical services operating segment which reflects the operations of Zenith. In addition to providing shipping and warehousing services for the Company, Zenith also provides similar services to other customers, primarily in the furniture industry. Revenue from the performance of these services to other customers is included in logistics revenue in our consolidated statement of operations. See Note 20, Subsequent Event, regarding our entry into an agreement to sell substantially all of the assets of Zenith.

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

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

The following table presents segment information for each of the last three fiscal years:

	2021	2020	2019
Sales Revenue
Wholesale sales of furniture and accessories	$295,329	$221,075	$261,105
Less: Sales to retail segment	(112,270)	(95,347)	(125,933)
Wholesale sales to external customers	183,059	125,728	135,172
Retail sales of furniture and accessories	247,827	211,944	268,693
Consolidated net sales of furniture and accessories	430,886	337,672	403,865

Logistical services revenue	86,977	75,158	80,074
Less: Services to wholesale segment	(31,329)	(26,967)	(31,852)
Logistical services to external customers	55,648	48,191	48,222
Total sales revenue	$486,534	$385,863	$452,087

Income (loss) from Operations
Wholesale	$17,490	$4,587	$11,456
Retail	7,044	(9,497)	(7,009)
Logistical services	1,743	1,245	1,855
Inter-company elimination	(278)	2,647	1,144
Asset impairment charges	-	(12,184)	(4,431)
Goodwill impairment charge	-	(1,971)	(1,926)
Early retirement program	-	-	(835)
Litigation expense	-	(1,050)	(700)
Lease exit costs	-	-	(149)
Consolidated income from operations	$25,999	$(16,223)	$(595)

Depreciation and Amortization
Wholesale	$3,386	$3,125	$3,178
Retail	6,580	6,578	6,303
Logistical services	4,631	3,777	4,019
Consolidated	$14,597	$13,480	$13,500

Capital Expenditures
Wholesale	$5,943	$2,434	$5,650
Retail	299	695	8,473
Logistical services	4,508	2,900	3,627
Consolidated	$10,750	$6,029	$17,750

Identifiable Assets
Wholesale	$197,543	$176,243	$144,392
Retail	160,929	169,105	91,997
Logistical services	63,188	57,201	39,377
Consolidated	$421,660	$402,549	$275,766

See Note 18 for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

18. Revenue Recognition

Disaggregated revenue information for sales of furniture and accessories by product category for fiscal years 2021, 2020 and 2019, excluding intercompany transactions between our segments, is as follows:

	2021			2020			2019
	Wholesale	Retail	Total	Wholesale	Retail	Total	Wholesale	Retail	Total
Bassett Custom Upholstery	$105,445	$139,527	$244,972	$71,840	$112,888	$184,728	$78,856	$142,865	$221,721
Bassett Leather	36,157	226	36,383	20,487	2,326	22,813	17,083	3,782	20,865
Bassett Custom Wood	24,079	30,931	55,010	19,682	28,942	48,624	21,264	35,092	56,356
Bassett Casegoods	17,378	42,658	60,036	13,719	35,728	49,447	17,221	44,827	62,048
Accessories, mattresses and other (1) (2)	-	34,485	34,485	-	32,060	32,060	748	42,127	42,875
Consolidated Furniture and Accessories revenue	$183,059	$247,827	$430,886	$125,728	$211,944	$337,672	$135,172	$268,693	$403,865

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.
(2)

Beginning with the third quarter of fiscal 2019, our wholesale segment no longer purchases accessory items for resale to third party customers such as licensees or independent furniture dealers. These customers now source their accessory items from the accessory vendors.

Notes to Consolidated Financial Statements – Continued

(In thousands, except share and per share data)

19. Quarterly Results of Operations

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Sales revenue:
Furniture and accessories	$101,655	$109,997	$104,870	$114,364
Logistics	12,018	14,062	14,036	15,532
Total sales revenue	113,673	124,059	118,906	129,896
Cost of furniture and accessories sold	48,252	52,911	52,263	56,373
Income from operations	6,021	8,379	4,490	7,109
Net income	4,011	5,974	3,016	5,041
Basic earnings per share	0.40	0.60	0.31	0.52
Diluted earnings per share	0.40	0.60	0.31	0.52

	2020
	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)

Sales revenue:
Furniture and accessories	$98,942	$53,000	$80,341	$105,389
Logistics	13,178	10,801	11,218	12,994
Total sales revenue	112,120	63,801	91,559	118,383
Cost of furniture and accessories sold	45,270	29,452	38,418	50,427
Income (loss) from operations	2,210	(31,229)	2,747	10,049
Net income (loss)	1,210	(20,352)	2,178	6,543
Basic earnings (loss) per share	0.12	(2.04)	0.22	0.65
Diluted earnings (loss) per share	0.12	(2.04)	0.22	0.65

All quarters shown above for fiscal 2021 and 2020 consisted of 13-week fiscal periods.

(1)

Loss from operations reflects the severe impact of the COVID-19 pandemic on our operations due to the temporary closure of substantially all of our operations during the quarter (see Note 1) and includes a goodwill impairment charge of $1,971 (see Note 7), asset impairment charges of $12,184 and a litigation expense accrual of $1,050 (see Note 13). Net loss includes the benefit of carrying back the loss to tax years with 35% federal statutory rate as provided for in the CARES Act (see Note 12).

(2)	Net income includes a non-taxable gain of $914 arising from the recognition of a death benefit from Company-owned life insurance (see Note 13).
(3)	Income from operations includes a gain of $1,161 arising from the settlement of a lease obligation (see Note 13).

20. Subsequent Event

On January 31, 2022, we entered into a definitive agreement to sell substantially all of the assets of Zenith Freight Lines, LLC to J.B. Hunt Transport Services, Inc. for approximately $87,000 in cash. We expect the transaction to close by February 28, 2022 subject to customary closing conditions.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 27, 2021 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 27, 2021, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bassett Furniture Industries, Incorporated and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Bassett Furniture Industries, Incorporated and Subsidiaries’ internal control over financial reporting as of November 27, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Bassett Furniture Industries, Incorporated and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 27, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 27, 2021 and November 28, 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended November 27, 2021, and the related notes and schedule and our report dated January 31, 2022 expressed an unqualified opinion thereon.

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

January 31, 2022

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be contained in the Proxy Statement under the caption “Audit and Other Fees” is incorporated herein by reference thereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Bassett Furniture Industries, Incorporated and Subsidiaries Audited Consolidated Financial Statements for the years ended November 27, 2021, November 28, 2020 and November 30, 2019.

	(2)	Financial Statement Schedule:

Schedule II- Analysis of Valuation and Qualifying Accounts for the years ended November 27, 2021, November 28, 2020 and November 30, 2019

	(3)	Listing of Exhibits

		3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

		3B.	By-laws as amended to date are incorporated herein by reference to Exhibit 3 to Form 8-K filed with the SEC on January 19, 2020.

4A.

Seventh Amended and Restated Credit Agreement with Truist Bank dated January 27, 2022. Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

		4B.	Description of Capital Stock is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 2019, filed January 23, 2020.

		*10B.	Bassett Executive Deferred Compensation Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		*10C.	Bassett Supplemental Retirement Income Plan is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 1997.

		*10K.	Bassett Furniture Industries, Incorporated 2021 Stock Incentive Plan incorporated by reference to Schedule 14A filed on February 8, 2021

		*10L.	Form of Performance Share Award Agreement, Restricted Stock Award Agreement and Stock Option Award Agreement under the Bassett Furniture Industries, Incorporated 2021 Stock Incentive Plan.

		*10M.	Schedule of Terms for Employment Continuity Agreements with Certain Executive Officers.

		*10N.	Restated Supplemental Retirement Income Plan, effective May 1, 2014, is incorporated herein by reference to Form 10-Q for the quarterly period ended May 31, 2014.

		*10O.	Bassett Furniture Industries, Incorporated Management Savings Plan incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 5, 2017.

		*10P.	Form of Long Term Cash Award under Bassett Furniture Industries, Incorporated Management Savings Plan incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on May 5, 2017.

		21.	List of subsidiaries of the Registrant

		23A.	Consent of Independent Registered Public Accounting Firm

		31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Management contract or compensatory plan or arrangement of the Company.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ Robert H. Spilman, Jr.	Date: January 31, 2022
Robert H. Spilman, Jr. President and Chief Executive Officer Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Emma S. Battle	Date: January 31, 2022
Emma S. Battle Director

By:	/s/ John R. Belk	Date: January 31, 2022
John R. Belk Director

By:	/s/ Kristina K. Cashman	Date: January 31, 2022
Kristina K. Cashman Director

By:	/s/ Virginia W. Hamlet	Date: January 31, 2022
Virginia W. Hamlet Director

By:	/s/ J. Walter McDowell	Date: January 31, 2022
J. Walter McDowell Director

By:	/s/ William C. Wampler, Jr.	Date: January 31, 2022
William C. Wampler, Jr. Director

By:	/s/ William C. Warden, Jr.	Date: January 31, 2022
William C. Warden, Jr. Director, Lead Independent Director

By:	/s/ J. Michael Daniel	Date: January 31, 2022
J. Michael Daniel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Bassett Furniture Industries, Incorporated

Schedule II

Analysis of Valuation and Qualifying Accounts
For the Years Ended November 27, 2021, November 28, 2020 and November 30, 2019
(amounts in thousands)

	Balance Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Other		Balance End of Period
For the Year Ended November 30, 2019:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$754	$61	$-	$-	(2)	$815

Notes receivable valuation reserves	$377	$-	$(18)	$-		$359

For the Year Ended November 28, 2020:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$815	$492	$(96)			$1,211

Notes receivable valuation reserves	$359	$-	$-	$-		$359

For the Year Ended November 27, 2021:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$1,211	$(156)	$(259)	$-		$796

Notes receivable valuation reserves	$359	$-	$-	$-		$359

(1)	Deductions are for the purpose for which the reserve was created.
(2)	Represents reserves of acquired business at date of acquisition.