Form 10-Q
period 2022-02-26
BASSETT FURNITURE INDUSTRIES INC
filed 2022-03-31
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

At March 25 2022, 9,659,932 shares of common stock of the Registrant were outstanding.

1 of 33

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 33

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE PERIODS ENDED FEBRUARY 26, 2022 AND FEBRUARY 27, 2021 – UNAUDITED

(In thousands except per share data)

	Quarter Ended

	February 26, 2022	February 27, 2021

Net sales of furniture and accessories	$117,864	$101,655
Cost of furniture and accessories sold	60,471	48,252
Gross profit	57,393	53,403

Selling, general and administrative expenses	50,915	47,842
Income from operations	6,478	5,561

Other loss, net	(629)	(299)
Income from continuing operations before income taxes	5,849	5,262

Income tax expense	1,558	1,564

Income from continuing operations	4,291	3,698

Income from discontinued operations, net of tax	1,282	313

Net income	$5,573	$4,011

Basic and diluted earnings per share:
Income from continuing operations	$0.44	$0.37
Income from discontinued operations	0.13	0.03
Basic and diluted earnings per share	$0.57	$0.40

Regular dividends per share	$0.14	$0.125

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 33

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED FEBRUARY 26, 2022 AND FEBRUARY 27, 2021 – UNAUDITED

(In thousands)

	Quarter Ended

	February 26, 2022	February 27, 2021

Net income	$5,573	$4,011
Other comprehensive income:
Amortization associated with Long Term Cash Awards (LTCA)	33	36
Income taxes related to LTCA	(8)	(9)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	32	11
Income taxes related to SERP	(8)	(3)

Other comprehensive income, net of tax	49	35

Total comprehensive income	$5,622	$4,046

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 33

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 26, 2022 AND NOVEMBER 27, 2021

(In thousands)

	(Unaudited)
	February 26, 2022	November 27, 2021
Assets
Current assets
Cash and cash equivalents	$31,880	$34,374
Short-term investments	17,715	17,715
Accounts receivable, net	25,603	20,567
Inventories	81,679	78,004
Recoverable income taxes	6,696	8,379
Current assets of discontinued operations held for sale	61,888	11,064
Other current assets	11,016	10,181
Total current assets	236,477	180,284

Property and equipment, net	69,303	69,168

Deferred income taxes	3,073	3,189
Goodwill and other intangible assets	14,340	14,354
Right of use assets under operating leases	94,761	95,955
Long-term assets of discontinued operations held for sale	-	52,757
Other	6,103	5,953
Total long-term assets	118,277	172,208
Total assets	$424,057	$421,660

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,377	$23,988
Accrued compensation and benefits	10,924	12,639
Customer deposits	54,491	51,492
Current portion operating lease obligations	20,051	20,235
Current liabilities of discontinued operations held for sale	29,892	16,095
Other current liabilites and accrued expenses	10,609	9,770
Total current liabilities	150,344	134,219

Long-term liabilities
Post employment benefit obligations	13,268	12,968
Long-term portion of operating lease obligations	93,333	94,845
Long-term liabilities of discontinued operations held for sale	-	16,210
Other long-term liabilities	689	686
Total long-term liabilities	107,290	124,709

Stockholders’ equity
Common stock	48,640	48,811
Retained earnings	119,557	115,631
Additional paid-in capital	-	113
Accumulated other comprehensive loss	(1,774)	(1,823)
Total stockholders' equity	166,423	162,732
Total liabilities and stockholders’ equity	$424,057	$421,660

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 33

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED FEBRUARY 26, 2022 AND FEBRUARY 27, 2021 – UNAUDITED

(In thousands)

	Quarter Ended
	February 26, 2022	February 27, 2021
Operating activities:
Net income	$5,573	$4,011
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,655	3,331
Gain on lease modification	-	(20)
Gain on sale of property and equipment	(8)	(4)
Deferred income taxes	116	826
Other, net	778	274
Changes in operating assets and liabilities:
Accounts receivable	(4,609)	(2,380)
Inventories	(3,675)	(8,050)
Other current assets	781	(768)
Right of use assets under operating leases	6,559	6,340
Customer deposits	2,999	4,912
Accounts payable and other liabilities	(2,194)	3,584
Obligations under operating leases	(7,109)	(7,072)
Net cash provided by operating activities	2,866	4,984

Investing activities:
Purchases of property and equipment	(2,424)	(895)
Proceeds from sales of property and equipment	9	8
Other	(465)	(302)
Net cash used in investing activities	(2,880)	(1,189)

Financing activities:
Cash dividends	(1,374)	(3,718)
Other issuance of common stock	93	83
Repurchases of common stock	(765)	(534)
Taxes paid related to net share settlement of equity awards	-	(219)
Repayments of finance lease obligations	(434)	(173)
Net cash used in financing activities	(2,480)	(4,561)
Change in cash and cash equivalents	(2,494)	(766)
Cash and cash equivalents - beginning of period	34,374	45,799
Cash and cash equivalents - end of period	$31,880	$45,033

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 26, 2022

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

On January 31, 2022, we entered into a definitive agreement to sell substantially all of the assets of our wholly-owned subsidiary, Zenith Freight Lines, LLC (“Zenith”) to J.B. Hunt Transport Services, Inc. (“J.B. Hunt”). The sale was completed on February 28, 2022. Accordingly, the operations of our logistical services segment are presented in the accompanying condensed consolidated statements of income as discontinued operations, and the assets sold to and liabilities assumed by J.B. Hunt are presented in the accompanying condensed consolidated balance sheets as assets and liabilities of discontinued operations. See Note 12, Discontinued Operations, for additional information. Costs incurred by Bassett for logistical services performed for Bassett by Zenith are included in selling, general and administrative expenses.

Recently Adopted Accounting Pronouncements

Effective as of the beginning of fiscal 2022, we have adopted Accounting Standards Update No. 2019-12 – Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in ASU 2019-12 became effective for us as of the beginning of our 2022 fiscal year. We adopted ASU 2019-12 on a prospective basis and the adoption did not have a material impact upon our financial condition or results of operations.

Impact of the COVID-19 Pandemic Upon our Financial Condition and Results of Operations

On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak to be a global pandemic. The significant adverse economic impact of the pandemic upon our results of operations was limited to fiscal 2020, however we continue to experience the logistical challenges faced by the entire home furnishings industry resulting from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs.

While we have begun making progress in reducing our order backlogs, pandemic-related labor shortages and supply chain disruptions are ongoing and order cancellations could result if the present delays in order fulfillment continue. Furthermore, a resurgence in COVID-19 cases could prompt a return to tighter restrictions on commercial and retail activity in certain areas of the country. Therefore, uncertainty remains regarding the ongoing impact of the COVID-19 pandemic upon our financial condition and future results of operations, as well as upon the significant estimates and assumptions we utilize in reporting certain assets and liabilities.

7 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three months ended February 26, 2022 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 27, 2021.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rates for the three months ended February 26, 2022 and February 27, 2021 of 26.3% and 29.4%, respectively, differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including charges of $135 during the three months ended February 27, 2021 related to the vesting of stock awards.

3. Financial Instruments and Investments

Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments in certificates of deposit (CDs), accounts receivable, and accounts payable. Because of their short maturities, the carrying amounts of cash and cash equivalents, short-term investments in CDs, accounts receivable, and accounts payable approximate fair value.

Investments

Our short-term investments of $17,715 at February 26, 2022 and November 27, 2021 consisted of CDs. At February 26, 2022, the CDs had original terms averaging eight months, bearing interest at rates ranging from 0.05% to 0.85%. At February 26, 2022, the weighted average remaining time to maturity of the CDs was approximately five months and the weighted average yield of the CDs was approximately 0.24%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at February 26, 2022 and November 27, 2021 approximates their fair value.

4. Accounts Receivable

Accounts receivable consists of the following:

	February 26, 2022	November 27, 2021
Gross accounts receivable	$26,317	$21,134
Allowance for credit losses	(714)	(567)
Accounts receivable, net	$25,603	$20,567

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

8 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

Activity in the allowance for credit losses for the three months ended February 26, 2022 was as follows:

Balance at November 27, 2021	$567
Additions charged to expense	147
Write-offs against allowance	-
Balance at February 26, 2022	$714

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

Inventories were comprised of the following:

	February 26, 2022	November 27, 2021
Wholesale finished goods	$42,838	$40,254
Work in process	636	482
Raw materials and supplies	21,610	21,653
Retail merchandise	32,303	30,914
Total inventories on first-in, first-out method	97,387	93,303
LIFO adjustment	(10,916)	(10,483)
Reserve for excess and obsolete inventory	(4,792)	(4,816)
	$81,679	$78,004

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

9 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 27, 2021	$3,683	$1,133	$4,816
Additions charged to expense	325	214	539
Write-offs	(360)	(203)	(563)
Balance at February 26, 2022	$3,648	$1,144	$4,792

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2022 and do not anticipate that our methodology is likely to change in the future.

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	February 26, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(237)	$275

Intangibles not subject to amortization:
Trade names			6,848
Goodwill			7,217

Total goodwill and other intangible assets			$14,340

	November 27, 2021
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(223)	$289

Intangibles not subject to amortization:
Trade names			6,848
Goodwill			7,217

Total goodwill and other intangible assets			$14,354

10 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

The carrying amounts of goodwill by reportable segment at both February 26, 2022 and November 27, 2021 are as follows:

	Original	Accumulated
	Recorded	Impairment	Carrying
	Value	Losses	Amount

Wholesale	$9,188	$(1,971)	$7,217
Retail	1,926	(1,926)	-

Total goodwill	$11,114	$(3,897)	$7,217

Goodwill and other intangible assets associated with our logistical services segment totaling $9,023 and $9,094 at February 26, 2022 and November 27, 2021, respectively, are included in assets of discontinued operations held for sale in the accompanying balance sheets (see Note 12).

Amortization expense associated with intangible assets during the three months ended February 26, 2022 and February 27, 2021 was as follows:

	Quarter Ended
	February 26, 2022	February 27, 2021

Intangible asset amortization expense	$14	$14

Estimated future amortization expense for intangible assets that exist at February 26, 2022 is as follows:

Remainder of fiscal 2022	$43
Fiscal 2023	57
Fiscal 2024	57
Fiscal 2025	57
Fiscal 2026	57
Fiscal 2027	4

Total	$275

7. Bank Credit Facility

Our bank credit facility provides for a line of credit of up to $25,000. At February 26, 2022, we had $3,931 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,069. In addition, we had outstanding standby letters of credit with another bank totaling $325. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.5% and is unsecured. Our bank will charge a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the facility, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis:

●	Consolidated fixed charge coverage ratio of not less than 1.4 times,

●	Consolidated lease-adjusted leverage ratio not to exceed 3.0 times, and

●	Minimum tangible net worth of $140,000.

We were in compliance with these covenants at February 26, 2022 and expect to remain in compliance for the foreseeable future. The credit facility will mature on January 27, 2025, at which time any amounts outstanding under the facility will be due.

11 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

8. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $9,149 and $9,192 as of February 26, 2022 and November 27, 2021, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to certain management employees in the amount of $400 each. The liability for the LTC Awards was $1,565 and $1,548 as of February 26, 2022 and November 27, 2021, respectively.

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	February 26, 2022	November 27, 2021
Accrued compensation and benefits	$913	$913
Post employment benefit obligations	9,801	9,827

Total pension liability	$10,714	$10,740

Components of net periodic pension costs for our defined benefit plans for the three months ended February 26, 2022 and February 27, 2021 are as follows:

	Quarter Ended
	February 26, 2022	February 27, 2021
Service cost	$9	$31
Interest cost	58	48
Amortization of prior service costs	31	31
Amortization of loss	33	15

Net periodic pension cost	$131	$125

The components of net periodic pension cost other than the service cost component, which is included in selling, general and administrative expenses, are included in other loss, net in our condensed consolidated statements of operations.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,650 and $1,648 as of February 26, 2022 and November 27, 2021, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $2,155 and $1,789 as of February 26, 2022 and November 27, 2021, respectively.

12 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	February 26, 2022	November 27, 2021
Accrued compensation and benefits	$296	$296
Post employment benefit obligations	3,509	2,631

Total deferred compensation liability	$3,805	$2,927

We recognized expense under our deferred compensation arrangements during the three months ended February 26, 2022 and February 27, 2021 as follows:

	Quarter Ended
	February 26, 2022	February 27, 2021
Deferred compensation expense	$54	$153

9. Commitments and Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

10. Lease Guarantees

We have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to three years. We were contingently liable under licensee lease obligation guarantees in the amounts of $1,854 and $1,845 at February 26, 2022 and November 27, 2021, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at February 26, 2022 and November 27, 2021 was not material.

13 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

11. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended February 26, 2022:

Basic earnings per share - continuing operations	$4,291	9,750,432	$0.44
Add effect of dilutive securities:
Restricted shares	-	8,545	-
Diluted earnings per share - continuing operations	$4,291	9,758,977	$0.44

Basic earnings per share - discontinued operations	$1,282	9,750,432	$0.13
Add effect of dilutive securities:
Restricted shares	-	8,545	-
Diluted earnings per share - discontinued operations	$1,282	9,758,977	$0.13

For the quarter ended February 27, 2021:

Basic earnings per share - continuing operations	$3,698	9,919,518	$0.37
Add effect of dilutive securities:
Options and restricted shares	-	20,287	-
Diluted earnings per share - continuing operations	$3,698	9,939,805	$0.37

Basic earnings per share - discontinued operations	$313	9,919,518	$0.03
Add effect of dilutive securities:
Options and restricted shares	-	20,287	-
Diluted earnings per share - discontinued operations	$313	9,939,805	$0.03

For the three months ended February 26, 2022 and February 27, 2021, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended
	February 26, 2022	February 27, 2021

Unvested shares	51,300	-

14 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

12. Discontinued Operations

On January 31, 2022, we entered into a definitive agreement to sell substantially all of the assets of Zenith Freight Lines, LLC (“Zenith”) to J.B. Hunt Transport Services, Inc. (“J.B. Hunt”) for approximately $86,900 in cash subject to a customary post-closing working capital adjustment. The sale was completed on February 28, 2022. Accordingly, the operations of our logistical services segment, which consisted entirely of the operations of Zenith, are presented in the accompanying condensed consolidated statements of income as discontinued operations, and the assets sold to and liabilities assumed by J.B. Hunt are presented in the accompanying condensed consolidated balance sheets as assets and liabilities of discontinued operations held for sale.

The following table summarizes the major classes of assets and liabilities of the discontinued operations, as reported in the condensed consolidated balance sheets as of February 26, 2022 and November 27, 2021:

	February 26, 2022	November 27, 2021
Carrying amounts of major classes of assets included as part of discontinued operations:
Accounts receivable, net	$7,174	$7,601
Other current assets	3,506	3,463
Property and equipment, net	23,891	24,898
Goodwill and other intangible assets	9,023	9,094
Right of use assets under operating leases	17,729	18,193
Other	565	572

	$61,888	$63,821

Balance sheet classification:
Current assets of discontinued operations held for sale	$61,888	$11,064
Long-term assets of discontinued operations held for sale	-	52,757

Total assets of discontinued operations held for sale	$61,888	$63,821

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable	$3,575	$4,336
Accrued compensation and benefits	2,582	3,295
Current portion operating lease obligations	7,585	7,458
Other current liabilites and accrued expenses	902	1,006
Long-term portion of operating lease obligations	10,332	10,996
Other long-term liabilities	4,916	5,214

	$29,892	$32,305

Balance sheet classification:
Current liabilities of discontinued operations held for sale	$29,892	$16,095
Long-term liabilities of discontinued operations held for sale	-	16,210

Total liabilities of discontinued operations held for sale	$29,892	$32,305

15 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

The following table summarizes the major classes of line items constituting income of the discontinued operations, as reported in the condensed consolidated statements of income for the three months ended February 26, 2022 and February 27, 2021:

	Quarter Ended
	February 26, 2022	February 27, 2021
Major line items constituting pretax income of discontinued operations:
Logistical services revenue	$16,776	$12,018
Cost of logistical services	15,001	11,558
Other loss, net	(63)	(38)

Pretax income of discontinued operations	1,712	422
Income tax expense	430	109

Income from discontinued operations	$1,282	$313

The amounts shown above represent the results of Zenith’s business transactions with third parties. During the three months ended February 26, 2022 and February 27, 2021, Zenith also charged Bassett $9,121 and $8,063, respectively, for logistical services provided to our wholesale segment. We have entered into a service agreement with J.B. Hunt for the continuation of these services for a period of seven years following the sale of Zenith.

Other loss, net, of discontinued operations for the three months ended February 26, 2022 and February 27, 2021 includes interest in the amount of $78 and $43, respectively, arising from finance leases assumed by J.B. Hunt as part of the transaction.

The following table summarizes the cash flows generated by discontinued operations during the three months ended February 26, 2022 and February 27, 2021:

	Quarter Ended
	February 26, 2022	February 27, 2021
Cash provided by operating activities	$1,681	$2,841
Cash used in investing activities	(81)	(120)
Cash used in financing activities	(371)	(173)

Net cash provided by discontinued operations	$1,229	$2,548

13. Segment Information

We have strategically aligned our business into two reportable segments as defined in ASC 280, Segment Reporting, and as described below:

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

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

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

Our former logistical services segment which represented the operations of Zenith is now presented as a discontinued operation in the accompanying condensed consolidated balances sheets and statements of income (see Note 12).

The following table presents our segment information:

	Quarter Ended
	February 26, 2022	February 27, 2021
Sales Revenue
Wholesale sales of furniture and accessories	$83,485	$70,264
Less: Sales to retail segment	(29,728)	(29,004)
Wholesale sales to external customers	53,757	41,260
Retail sales of furniture and accessories	64,107	60,395
Consolidated net sales of furniture and accessories	$117,864	$101,655

Income from Operations
Wholesale	$3,385	$4,797
Retail - Company-owned stores	3,350	1,094
Inter-company elimination	(257)	(330)
Consolidated	$6,478	$5,561

Depreciation and Amortization
Wholesale	$894	$798
Retail - Company-owned stores	1,495	1,516
Consolidated	$2,389	$2,314

Capital Expenditures
Wholesale	$2,327	$757
Retail - Company-owned stores	16	18
Consolidated	$2,343	$775

	As of	As of
	February 26, 2022	November 27, 2021
Identifiable Assets
Wholesale	$201,388	$196,853
Retail - Company-owned stores	160,781	160,986
Discontinued Operations	61,888	63,821
Consolidated	$424,057	$421,660

See Note 14, Revenue Recognition, for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

17 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

14. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected upon delivery. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $54,491 and $51,492 as of February 26, 2022 and November 27, 2021, respectively. Approximately 60% of the customer deposits held at November 27, 2021 related to performance obligations that were satisfied during the current year-to-date period and have therefore been recognized in revenue for the three months ended February 26, 2022.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At February 26, 2022 and November 27, 2021, our balance of prepaid commissions included in other current assets was $6,330 and $6,221, respectively.

We exclude from revenue all amounts collected from customers for sales tax. We do not disclose amounts allocated to remaining unsatisfied performance obligations as they are expected to be satisfied within one year or less.

Disaggregated revenue information for sales of furniture and accessories by product category for the three months ended February 26, 2022 and February 27, 2021, excluding intercompany transactions between our segments, is a follows:

	Quarter Ended
	February 26, 2022			February 27, 2021
	Wholesale	Retail	Total	Wholesale	Retail	Total
Bassett Custom Upholstery	$31,929	$37,818	$69,747	$24,884	$34,461	$59,345
Bassett Leather	12,939	240	13,179	7,558	252	7,810
Bassett Custom Wood	5,980	9,407	15,387	5,341	5,458	10,799
Bassett Casegoods	2,909	8,292	11,201	3,477	11,077	14,554
Accessories, mattresses and other (1)	-	8,350	8,350	-	9,147	9,147
Consolidated net sales of furniture and accessories	$53,757	$64,107	$117,864	$41,260	$60,395	$101,655

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

18 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

15. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three months ended February 26, 2022 and February 27, 2021:

	Quarter Ended

	February 26, 2022	February 27, 2021
Common Stock:
Beginning of period	$48,811	$49,714
Issuance of common stock	54	31
Purchase and retirement of common stock	(225)	(178)
End of period	$48,640	$49,567

Common Shares Issued and Outstanding:
Beginning of period	9,762,125	9,942,787
Issuance of common stock	10,796	6,221
Purchase and retirement of common stock	(44,989)	(35,512)
End of period	9,727,932	9,913,496

Additional Paid-in Capital:
Beginning of period	$113	$-
Issuance of common stock	39	52
Purchase and retirement of common stock	(267)	(66)
Stock based compensation	115	14
End of period	$-	$-

Retained Earnings:
Beginning of period	$115,631	$109,710
Net income for the period	5,573	4,011
Purchase and retirement of common stock	(273)	(509)
Cash dividends declared	(1,374)	(3,719)
End of period	$119,557	$109,493

Accumulated Other Comprehensive Loss:
Beginning of period	$(1,823)	$(1,394)
Amortization of pension costs, net of tax	49	35
End of period	$(1,774)	$(1,359)

19 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

16. Recent Accounting Pronouncements

In October 2021, the FASB issued Accounting Standards Update No. 2021-08– Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and to payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments in ASU 2021-08 will become effective for us as of the beginning of our 2024 fiscal year. Early adoption is permitted, including adoption in any interim period. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

20 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 26, 2022

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

•	competitive conditions in the home furnishings industry

•	overall retail traffic levels in stores and on the web and consumer demand for home furnishings

•	ability of our customers and consumers to obtain credit

•	the profitability of the Bassett stores (independent licensees and Company-owned retail stores) which may result in future store closings

•

ability to implement our Company-owned retail strategies and realize the benefits from such strategies, including our initiatives to expand and improve our digital marketing capabilities, as they are implemented

•

fluctuations in the cost and availability of raw materials, fuel, labor, delivery costs and sourced products, including those which may result from supply chain disruptions and the imposition of new or increased duties, tariffs, retaliatory tariffs and trade limitations with respect to foreign-sourced products

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

•

concentration of domestic manufacturing, particularly of upholstery products, and the resulting exposure to business interruption from accidents, weather and other events and circumstances beyond our control

Additionally, other risks that could cause actual results to differ materially from those contemplated by such forward-looking statements are set forth in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended November 27, 2021.

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

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

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

With 96 BHF stores at February 26, 2022, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order for the Bassett brand to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

In 2018, we added outdoor furniture to our offerings with the acquisition of the Lane Venture brand. Our strategy is to distribute these products outside of our BHF store network through a network of over 15 independent sales representatives. Using Lane Venture as a platform, we developed the Bassett Outdoor brand that is only marketed through the BHF store network. This allows Bassett branded product to move from inside the home to outside the home to capitalize on the growing trend of outdoor living.

We have factories in Newton, North Carolina that manufacture both stationary and motion upholstered furniture for inside the home along with our outdoor furniture offerings. We also have factories in Martinsville and Bassett, Virginia that assemble and finish our custom dining offerings. We currently lease a facility in Haleyville, Alabama where we manufacture aluminum frames for our outdoor furniture. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its manufacturing process. In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture (casegoods) and certain leather upholstery offerings from several foreign plants, primarily in Vietnam, Thailand and China. Over 75% of the products we currently sell are manufactured in the United States.

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. Customer acquisition resulting from our digital outreach strategies has significantly increased our traffic to the website since 2019. The migration to digital brand research has caused us to comprehensively evaluate all of our American made custom products. While our Bench Made line of Custom Upholstery and Custom Dining products continue to be our most successful offerings, most of these items must be purchased in a store as they are not conducive to web transactions due to the number of options available. Consequently, we will continue to methodically re-design each one of these important lines to best serve our customers online, in the store or wherever our customer might be. Our intent is to continue to offer the consumer custom options that will help them personalize their home but to do so in an edited fashion that will provide a better web experience in the research phase and will also allow the final purchase to be made either on the web or in the store. While we work to make it easier to purchase either in store or on-line, we will not compromise our in-store experience or the quality of our in-home makeover capabilities.

22 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

We are engaged in a multi-year cross-functional digital transformation initiative which has begun by examining, enhancing and standardizing our product development and data management and governance processes. This will result in more consistent underlying data that our merchandising and sales teams can use in analyzing various product and sales trends for making better informed decisions. It will also provide a uniform view of product data that can be leveraged by our website, retail locations and wholesale partners. We expect to complete this initial phase in mid-2022 at which time we will begin the process of implementing a new eCommerce platform that we plan to introduce in 2023.  The new web platform will leverage world class features including enhanced customer research capabilities and streamlined navigation.  We expect to spend between $3,000 and $4,000 this fiscal year on these efforts.

During the first quarter of fiscal 2022 we closed one retail store in Ontario, California upon the expiration of the lease for that location.

Sale of the Assets of Zenith Freight Lines, LLC

During the first quarter of 2022, we entered into a definitive agreement to sell substantially all of the assets of our wholly-owned subsidiary, Zenith Freight Lines, LLC (“Zenith”) to J.B. Hunt Transport Services, Inc. (“J.B. Hunt”) for approximately $86,900 in cash. On February 28, 2022 the transaction was completed with us receiving approximately $85,500 after the payment of $400 in certain transaction costs and the funding of $1,000 held in escrow. The final purchase price is subject to a customary post-closing working capital adjustment. In the second quarter of 2022, we will recognize a substantial gain on this transaction. As a result, the operations of our logistical services segment, which consists entirely of the operations of Zenith, are presented in the accompanying condensed consolidated statements of income and in the following discussion as discontinued operations.

Impact of the COVID-19 Pandemic Upon Our Financial Condition and Results of Operations

On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak to be a global pandemic. The significant adverse economic impact of the pandemic upon our results of operations was limited to fiscal 2020, however we continue to experience the logistical challenges faced by the entire home furnishings industry resulting from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. In addition, inflationary pressures throughout the supply chain have resulted in us implementing multiple wholesale price increases over the last several months. We expect that wholesale gross margins will be slightly impacted during the first half of fiscal 2022 as we cycle through the backlog.

23 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

Results of Continuing Operations – Periods ended February 26, 2022 compared with the periods ended February 27, 2021:

Consolidated results of continuing operations for the three months ended February 26, 2022 and February 27, 2021 are as follows:

	Quarter Ended				Change
	February 26, 2022		February 27, 2021		Dollars	Percent

Net sales of furniture and accessories	$117,864	100.0%	$101,655	100.0%	$16,209	15.9%
Cost of furniture and accessories sold	60,471	51.3%	48,252	47.5%	12,219	25.3%
Gross profit	57,393	48.7%	53,403	52.5%	3,990	7.5%
SG&A expenses	50,915	43.2%	47,842	47.1%	3,073	6.4%

Income from operations	$6,478	5.5%	$5,561	5.5%	$917	16.5%

Total sales revenue for the three months ended February 26, 2022 increased $16,209 from the prior year periods primarily due to a 28% increase in wholesale shipments to the open market, along with a 6.1% increase in retail sales.

Gross margins for the three months ended February 26, 2022 decreased 380 basis points from 2021 primarily due to rising raw material and inbound freight costs, including the impact of rising fuel prices. While these rising costs have been somewhat mitigated by price increases implemented since the first quarter of 2021, the increase in order backlogs and order fulfillment times limited our ability to match revised pricing to manufacturing costs. Another wholesale price increase will be implemented during the second quarter of fiscal 2022, and we will continue to monitor our costs to determine if additional price increases are warranted.

Segment Information

We have strategically aligned our business into two reportable segments as described below:

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

Our former logistical services segment which represented the operations of Zenith is now presented as discontinued operations.

24 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

Reconciliation of Segment Results to Consolidated Results of Operations

To supplement the financial measures prepared in accordance with GAAP, we present gross profit by segment inclusive of the effects of intercompany sales by our wholesale segment to our retail segment. Because these intercompany transactions are not eliminated from our segment presentations and because we do not present gross profit as a measure of segment profitability in the accompanying condensed consolidated financial statements, the presentation of gross profit by segment is considered to be a non-GAAP financial measure. The reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP is presented below along with the effects of various other intercompany eliminations on our consolidated results of operations.

	Quarter Ended February 26, 2022
	Non-GAAP Presentation				GAAP Presentation
	Wholesale	Retail	Eliminations		Consolidated

Net sales of furniture and accessories	$83,485	$64,107	$(29,728)	(1)	$117,864
Cost of furniture and accessories sold	59,662	29,951	(29,142)	(2)	60,471
Gross profit	23,823	34,156	(586)		57,393
SG&A expense	20,438	30,806	(329)	(3)	50,915
Income from operations	$3,385	$3,350	$(257)		$6,478

	Quarter Ended February 27, 2021
	Non-GAAP Presentation				GAAP Presentation
	Wholesale	Retail	Eliminations		Consolidated

Net sales of furniture and accessories	$70,264	$60,395	$(29,004)	(1)	$101,655
Cost of furniture and accessories sold	47,288	29,309	(28,345)	(2)	48,252
Gross profit	22,976	31,086	(659)		53,403
SG&A expense	18,179	29,992	(329)	(3)	47,842
Income from operations	$4,797	$1,094	$(330)		$5,561

Notes to segment consolidation table:

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
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

25 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the periods ended February 26, 2022 and February 27, 2021 are as follows:

	Quarter Ended				Change
	February 26, 2022		February 27, 2021		Dollars	Percent

Net sales	$83,485	100.0%	$70,264	100.0%	$13,221	18.8%
Gross profit (1)	23,823	28.5%	22,976	32.7%	847	3.7%
SG&A expenses	20,438	24.5%	18,179	25.9%	2,259	12.4%

Income from operations	$3,385	4.1%	$4,797	6.8%	$(1,412)	-29.4%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

Wholesale sales by major product category are as follows:

	Quarter Ended
	February 26, 2022				February 27, 2021				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$31,929	$20,096	$52,025	62.3%	$24,884	$18,464	$43,348	61.7%	$8,677	20.0%
Bassett Leather	12,939	12	12,951	15.5%	7,558	29	7,587	10.8%	5,364	70.7%
Bassett Custom Wood	5,980	6,261	12,241	14.7%	5,341	6,202	11,543	16.4%	698	6.0%
Bassett Casegoods	2,909	3,359	6,268	7.5%	3,477	4,309	7,786	11.1%	(1,518)	-19.5%
Total	$53,757	$29,728	$83,485	100.0%	$41,260	$29,004	$70,264	100.0%	$13,221	18.8%

Analysis of Results - Wholesale

Net sales for the three months ended February 26, 2022 increased $13,221 from the prior year period due primarily to a 28% increase in shipments to the open market along with a 6.9% increase in shipments to the BHF store network. As previously discussed, Bassett and most of the home furnishings industry have been faced with continuing logistical challenges from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. During the first quarter of fiscal 2022, we made progress in decreasing these backlogs and expect them to continue decreasing as our ability to manufacture and ship product has improved. At February 26, 2022, wholesale backlog totaled $78,135 as compared to $90,057 at November 27, 2021, $67,469 at February 27, 2021 and $14,617 at February 29, 2020. Gross margins for the three months ended February 26, 2022 declined 420 basis points compared to the prior year period as we have experienced significant increases in material costs primarily in the upholstery operation, partially offset by greater leverage on fixed costs due to higher sales volumes.

26 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

Retail – Company-owned Stores Segment

Results for the retail segment for the periods ended February 26, 2022 and February 27, 2021 are as follows:

	Quarter Ended				Change
	February 26, 2022		February 27, 2021		Dollars	Percent

Net sales	$64,107	100.0%	$60,395	100.0%	$3,712	6.1%
Gross profit (1)	34,156	53.3%	31,086	51.5%	3,070	9.9%
SG&A expenses	30,806	48.1%	29,992	49.7%	814	2.7%
Income (loss) from operations	$3,350	5.2%	$1,094	1.8%	$2,256	N/M

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

Retail sales by major product category are as follows:

	Quarter Ended				Change
	February 26, 2022		February 27, 2021		Dollars	Percent

Bassett Custom Upholstery	$37,818	59.0%	$34,461	57.1%	$3,357	9.7%
Bassett Leather	240	0.4%	252	0.4%	(12)	-4.8%
Bassett Custom Wood	9,407	14.7%	5,458	9.0%	3,949	72.4%
Bassett Casegoods	8,292	12.9%	11,077	18.3%	(2,785)	-25.1%
Accessories, mattresses and other (1)	8,350	13.0%	9,147	15.1%	(797)	-8.7%
Total	$64,107	100.0%	$60,395	100.0%	$3,712	6.1%

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

Analysis of Results - Retail

Net sales for the three months ended February 26, 2022 increased $3,712 from the prior year period. Written sales (the value of sales orders taken but not delivered) declined 2.4% from the first quarter of 2021. Retail backlog at February 26, 2022 was $84,685 as compared to $82,894 at November 27, 2021, 64,806 at February 27, 2021 and $29,775 at February 29, 2020. As previously discussed, Bassett and most of the home furnishings industry has been faced with continuing logistical challenges from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. Gross margins for the three months ended February 26, 2022 increased by 180 basis points, primarily driven by improved pricing strategies, lower levels of promotional activity and increased margins on clearance activity. Selling, general and administrative expenses for the three months ended February 26, 2022 as a percentage of sales decreased as compared to the first quarter of 2021 primarily due to greater leverage on fixed costs from higher sales volumes.

27 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

Discontinued Operations – Logistical Services

Results for the operations of Zenith, which was sold to J.B. Hunt subsequent to the end of the first quarter, for the periods ended February 26, 2022 and February 27, 2021 are as follows:

	Quarter Ended				Change
	February 26, 2022		February 27, 2021		Dollars	Percent

Logistical services revenue	$16,776	100.0%	$12,018	100.0%	$4,758	39.6%
Cost of logistical services	15,001	89.4%	11,558	96.2%	3,443	29.8%
Other loss, net	(63)	-0.4%	(38)	-0.3%	(25)	65.8%

Income from discontinued operations before tax	$1,712	10.2%	$422	3.5%	$1,290	305.7%

The amounts shown above represent the results of Zenith’s business transactions with third parties. The increase in income from discontinued operations for the three months ended February 26, 2022 as compared to the prior year period is primarily due to freight and warehousing rate increases which Zenith primarily implemented during the fourth quarter of fiscal 2021.

During the three months ended February 26, 2022 and February 27, 2021, Zenith also charged Bassett $9,121 and $8,063, respectively, for logistical services provided to our wholesale segment. These shipping and handling costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. We have entered into a service agreement with J.B. Hunt for the continuation of these services for a period of seven years following the sale of Zenith.

Other Items Affecting Net Income

Other Loss, Net

Other loss, net, for the three months ended February 26, 2022 was $629 compared to $299 for the three months ended February 27, 2021, a net increase of $330. The net change was primarily due to higher net costs of Company-owned life insurance.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rates for the three months ended February 26, 2022 and February 27, 2021 of 26.3% and 29.4%, respectively, differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including charges of $135 during the three months ended February 27, 2021 related to the vesting of stock awards.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations for the first three months of fiscal 2022 was $2,866 compared to $4,984 for the first three months of fiscal 2021, representing a decrease of $2,118. Cash provided by the operating activities of our discontinued operations was $1,681 for the first three months of fiscal 2022 compared to $2,841 for the prior year period, a decline of $1,160.  Excluding the decline in operating cash flow from discontinued operations, cash provided by continuing operations declined $958 from the prior year period. This decrease in operating cash flow is primarily due to changes in working capital as we settled accounts payable in the first quarter of 2022 arising from increases in inventory during fiscal 2021 as well as increases in accounts receivable arising from strong sales in our wholesale segment.

Our overall cash position decreased by $2,494 during the first three months of fiscal 2022, compared to a decline of $766 during the first three months of fiscal 2021, a decline of $1,728 from the prior year period. Excluding the decline in cash flow from discontinued operations, overall cash flow from continuing operations declined $409 from the prior year period. In addition to the decline in cash flows from operations, net cash used in investing activities during the first three months of 2022 increased $1,691 to a net use of $2,880 compared to net cash used in investing activities of $1,189 for the prior year period. This increase was primarily due to increased capital expenditures in the current year. Net cash used in financing activities during the first three months of 2022 decreased $2,081 to a net use of $2,480 as compared to a net use of $4,561 for the prior year period, primarily due to a special dividend of $2,479 declared and paid during the first quarter of 2021 partially offset by increased share repurchases of $765 during the first three months of fiscal 2022 as compared to $534 repurchased during the quarter of fiscal 2021. On March 9, 2022 our Board of Directors increased the amount authorized under our existing share repurchase plan to $40,000. With cash and cash equivalents and short-term investments totaling $49,595 on hand at February 26, 2022, expected future operating cash flows, pre-tax cash proceeds of approximately $85,500 subsequently received from the sale of Zenith before a special dividend of $1.50 per share, and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

28 of 33

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

Debt and Other Obligations

Our bank credit facility provides for a line of credit of up to $25,000. At February 26, 2022, we had $3,931 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,069. In addition, we had outstanding standby letters of credit with another bank totaling $325. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.5% and is unsecured. Our bank will charge a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the facility, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis:

●	Consolidated fixed charge coverage ratio of not less than 1.4 times,

●	Consolidated lease-adjusted leverage ratio not to exceed 3.0 times, and

●	Minimum tangible net worth of $140,000.

We were in compliance with these covenants at February 26, 2022 and expect to remain in compliance for the foreseeable future. The credit facility will mature on January 27, 2025, at which time any amounts outstanding under the facility will be due.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings used in our wholesale manufacturing operations. We also lease local delivery trucks used in our retail segment. The present value of our obligations for leases with terms in excess of one year at February 26, 2022 is $115,861 and is included in our accompanying condensed consolidated balance sheet at February 26, 2022. Lease obligations associated with discontinued obligations totaled $22,834 at February 26, 2022. These leases were subsequently transferred to J.B. Hunt in connection with the sale of Zenith. We were contingently liable under licensee lease obligation guarantees in the amount of $1,854 at February 26, 2022. Remaining terms under these lease guarantees range from approximately one to three years. See Note 10 to our condensed consolidated financial statements for additional details regarding our lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations and occupied by Company-owned retail stores. Such real estate is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and consists of eight properties with an aggregate square footage of 201,096 and a net book value of $16,812 at February 26, 2022.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended November 27, 2021.

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

FEBRUARY 26, 2022

(Dollars in thousands except share and per share data)

Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 9 to our condensed consolidated financial statements for further information regarding certain contingencies as of February 26, 2022.

Item 3. Quantitative and Qualitative Disclosure about Market Risk:

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars would not be material to our results from operations in fiscal 2022.

We are exposed to market risk from changes in the cost and availability of raw materials used in our manufacturing processes, principally wood, woven fabric, and foam products.  The cost of foam products, which are petroleum-based, is sensitive to changes in the price of oil.

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $16,812 at February 26, 2022 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,854 which we have guaranteed on behalf of licensees as of February 26, 2022 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations, manufacturing and warehouse facilities. At February 26, 2022, the unamortized balance of such right-of-use assets used in continuing operations totaled $93,768. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

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
FEBRUARY 26, 2022
(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, for the three months ended February 26, 2022 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

November 28, 2021 - January 1, 2022	-	$-	-	$19,348
January 2 - January 29, 2022	-	$-	-	$19,348
January 30 - February 26, 2022	44,989	$17.01	44,989	$18,583

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. At February 26, 2022, $18,583 remained available for share repurchases under the plan. On March 9, 2022, the Board of Directors increased the remaining limit of the repurchase plan to $40,000.

Item 3. Defaults Upon Senior Securities

None.

31 of 33

PART II - OTHER INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
FEBRUARY 26, 2022
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

Exhibit 4 – Seventh Amended and Restated Credit Agreement with Truist Bank dated January 27, 2022 is incorporated herein by reference to Exhibit 4A to Form 10-K filed with the SEC on January 31, 2022. Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

Exhibit 10 – Asset Purchase Agreement dated January 31, 2022 by and among Bassett Furniture Industries, Incorporated, Zenith Freight Lines, LLC and J.B. Hunt Transport, Inc. is incorporated herein by reference to Exhibit 2.1 to Form 8-K filed with the SEC on February 1, 2022.

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
March 31, 2022

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer
March 31, 2022

33 of 33