Form 10-Q
period 2022-05-28
BASSETT FURNITURE INDUSTRIES INC
filed 2022-06-30
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2022

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

At June 24, 2022, 9,247,410 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE

	PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of May 28, 2022 (unaudited) and November 27, 2021 and for the three and six months ended May 28, 2022 (unaudited) and May 29, 2021 (unaudited)

	Condensed Consolidated Statements of Income	3

	Condensed Consolidated Statements of Comprehensive Income	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

3.	Quantitative and Qualitative Disclosures About Market Risk	34

4.	Controls and Procedures	34

	PART II - OTHER INFORMATION

1.	Legal Proceedings	35

2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	35

3.	Defaults Upon Senior Securities	35

6.	Exhibits	36

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE PERIODS ENDED MAY 28, 2022 AND MAY 29, 2021 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Six Months Ended

	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021

Net sales of furniture and accessories	$128,706	$109,997	$246,570	$211,652
Cost of furniture and accessories sold	62,767	52,911	123,239	101,163
Gross profit	65,939	57,086	123,331	110,489

Selling, general and administrative expenses	54,927	50,001	105,841	97,842
Income from operations	11,012	7,085	17,490	12,647

Other loss, net	(627)	(259)	(1,256)	(560)
Income from continuing operations before income taxes	10,385	6,826	16,234	12,087

Income tax expense	2,642	1,749	4,200	3,313

Income from continuing operations	7,743	5,077	12,034	8,774

Discontinued operations:
Income from operations of logistical services	-	1,222	1,712	1,644
Gain on disposal	53,254	-	53,254	-
Income tax expense	13,879	325	14,309	433

Income from discontinued operations	39,375	897	40,657	1,211

Net income	$47,118	$5,974	$52,691	$9,985

Basic earnings per share:
Income from continuing operations	$0.81	$0.51	$1.25	$0.89
Income from discontinued operations	4.14	0.09	4.22	0.12
Basic and diluted earnings per share	$4.95	$0.60	$5.47	$1.01

Diluted earnings per share:
Income from continuing operations	$0.81	$0.51	$1.25	$0.89
Income from discontinued operations	4.13	0.09	4.22	0.12
Diluted earnings per share	$4.94	$0.60	$5.47	$1.01

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED MAY 28, 2022 AND MAY 29, 2021 – UNAUDITED

(In thousands)

	Quarter Ended		Six Months Ended

	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021

Net income	$47,118	$5,974	$52,691	$9,985
Other comprehensive income:
Amortization associated with Long Term Cash Awards (LTCA)	33	36	66	72
Income taxes related to LTCA	(8)	(9)	(16)	(18)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	31	11	62	22
Income taxes related to SERP	(8)	(3)	(16)	(6)

Other comprehensive income, net of tax	48	35	96	70

Total comprehensive income	$47,166	$6,009	$52,787	$10,055

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 28, 2022 AND NOVEMBER 27, 2021

(In thousands)

	(Unaudited)
	May 28, 2022	November 27, 2021
Assets
Current assets
Cash and cash equivalents	$71,610	$34,374
Short-term investments	17,715	17,715
Accounts receivable, net	22,836	20,567
Inventories	92,865	78,004
Recoverable income taxes	1,724	8,379
Current assets of discontinued operations held for sale	-	11,064
Retail real estate held for sale	3,623	-
Other current assets	11,349	10,181
Total current assets	221,722	180,284

Property and equipment, net	73,706	69,168

Deferred income taxes	6,985	3,189
Goodwill and other intangible assets	14,326	14,354
Right of use assets under operating leases	91,256	95,955
Long-term assets of discontinued operations held for sale	-	52,757
Other	5,758	5,953
Total long-term assets	118,325	172,208
Total assets	$413,753	$421,660

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$26,952	$23,988
Accrued compensation and benefits	12,620	12,639
Customer deposits	46,391	51,492
Current portion operating lease obligations	20,291	20,235
Current liabilities of discontinued operations held for sale	-	16,095
Other current liabilites and accrued expenses	14,832	9,770
Total current liabilities	121,086	134,219

Long-term liabilities
Post employment benefit obligations	13,055	12,968
Long-term portion of operating lease obligations	88,803	94,845
Long-term liabilities of discontinued operations held for sale	-	16,210
Other long-term liabilities	668	686
Total long-term liabilities	102,526	124,709

Stockholders’ equity
Common stock	46,396	48,811
Retained earnings	145,471	115,631
Additional paid-in capital	-	113
Accumulated other comprehensive loss	(1,726)	(1,823)
Total stockholders' equity	190,141	162,732
Total liabilities and stockholders’ equity	$413,753	$421,660

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 28, 2022 AND MAY 29, 2021 – UNAUDITED

(In thousands)

	Six Months Ended
	May 28, 2022	May 29, 2021
Operating activities:
Net income	$52,691	$9,985
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,065	6,893
Gain on disposal of discontinued operations	(53,254)	-
Deferred income taxes	(3,796)	1,201
Other, net	915	255
Changes in operating assets and liabilities:
Accounts receivable	(1,829)	(3,442)
Inventories	(14,861)	(12,415)
Other current assets	6,421	25
Right of use assets under operating leases	11,153	12,558
Customer deposits	(5,101)	8,149
Accounts payable and other liabilities	4,891	2,775
Obligations under operating leases	(12,241)	(13,934)
Net cash provided by (used in) operating activities	(8,946)	12,050

Investing activities:
Purchases of property and equipment	(12,638)	(3,483)
Proceeds from sales of property and equipment	9	96
Proceeds from the disposal of discontinued operations, net	85,521	-
Other	(538)	(335)
Net cash provided by (used in) investing activities	72,354	(3,722)

Financing activities:
Cash dividends	(17,170)	(4,954)
Proceeds from the exercise of stock options	-	42
Other issuance of common stock	177	172
Repurchases of common stock	(8,642)	(2,925)
Taxes paid related to net share settlement of equity awards	-	(219)
Repayments of finance lease obligations	(537)	(467)
Net cash used in financing activities	(26,172)	(8,351)
Change in cash and cash equivalents	37,236	(23)
Cash and cash equivalents - beginning of period	34,374	45,799
Cash and cash equivalents - end of period	$71,610	$45,776

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 28, 2022
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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (“Bassett”, “we”, “our”, or the “Company”) and our wholly-owned subsidiaries of which we have a controlling interest. In accordance with ASC Topic 810, we have evaluated our licensees and certain other entities to determine whether they are variable interest entities (“VIEs”) of which we are the primary beneficiary and thus would require consolidation in our financial statements. To date we have concluded that none of our licensees represent VIEs. We are the primary beneficiary of one VIE by virtue of our control over the activities that most significantly impact the entity’s economic performance. This VIE was created to effect the purchase of real property in the state of Florida (see Note 12, Discontinued Operations & Assets Held for Sale – Retail Real Estate Held for Sale).

Revenue from the sale of furniture and accessories is reported in the accompanying condensed consolidated statements of income net of estimates for returns and allowances.

On January 31, 2022, we entered into a definitive agreement to sell substantially all of the assets of our wholly-owned subsidiary, Zenith Freight Lines, LLC (“Zenith”) to J.B. Hunt Transport Services, Inc. (“J.B. Hunt”). The sale was completed on February 28, 2022. Accordingly, the operations of our logistical services segment as well as the gain realized upon disposal are presented in the accompanying condensed consolidated statements of income as discontinued operations, and the assets sold to and liabilities assumed by J.B. Hunt are presented in the accompanying condensed consolidated balance sheet as of November 27, 2021 as assets and liabilities of discontinued operations held for sale. See Note 12, Discontinued Operations & Assets Held for Sale, for additional information. Costs incurred by Bassett for logistical services performed for Bassett by Zenith are included in selling, general and administrative expenses.

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

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and six months ended May 28, 2022 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 27, 2021.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 26.0% for both the three and six months ended May 28, 2022, and 25.8% and 27.3% for the three and six months ended May 29, 2021, respectively. These effective rates differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including tax of $552 for the three and six months ended May 28, 2022 associated with non-deductible goodwill written off in connection with our sale of Zenith and included in income tax on discontinued operations, and tax benefits (deficiencies) of $18 and ($117) during the three and six months ended May 29, 2021 arising from stock-based compensation.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 28, 2022
(Dollars in thousands except share and per share data)

Cash paid for income taxes, net of refunds, during the six months ended May 28, 2022 was $14,663, including approximately one half of the estimated tax payable on the taxable gain realized on our sale of Zenith. Cash paid for income taxes, net of refunds, during the six months ended May 29, 2021 was $626. These cash payments for income taxes are included in cash flows from operating activities in the accompanying condensed consolidated statement of cash flows.

Net recoverable income taxes at May 28, 2022 of $1,724 include a federal claim for refund of $8,511 arising from the carryback of our fiscal 2020 net operating loss (NOL) partially offset by an accrual for the remainder of the estimated tax payable on the taxable gain realized on our sale of Zenith. Net recoverable income taxes at November 27, 2021 of $8,379 consisted primarily of the federal claim for refund due to the 2020 NOL carryback.

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

Investments

Our short-term investments of $17,715 at May 28, 2022 and November 27, 2021 consisted of CDs. At May 28, 2022, the CDs had original terms averaging eight months, bearing interest at rates ranging from 0.05% to 1.50%. At May 28, 2022, the weighted average remaining time to maturity of the CDs was approximately three months and the weighted average yield of the CDs was approximately 0.26%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at May 28, 2022 and November 27, 2021 approximates their fair value.

4. Accounts Receivable

Accounts receivable consists of the following:

	May 28, 2022	November 27, 2021
Gross accounts receivable	$23,595	$21,134
Allowance for doubtful accounts	(759)	(567)
Accounts receivable, net	$22,836	$20,567

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

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 28, 2022
(Dollars in thousands except share and per share data)

Activity in the allowance for credit losses for the three and six months ended May 28, 2022 was as follows:

Balance at November 27, 2021	$567
Additions charged to expense	180
Write-offs against allowance	12
Balance at May 28, 2022	$759

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

Inventories were comprised of the following:

	May 28, 2022	November 27, 2021
Wholesale finished goods	$52,430	$40,254
Work in process	610	482
Raw materials and supplies	22,560	21,653
Retail merchandise	34,290	30,914
Total inventories on first-in, first-out method	109,890	93,303
LIFO adjustment	(11,650)	(10,483)
Reserve for excess and obsolete inventory	(5,375)	(4,816)
	$92,865	$78,004

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

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 28, 2022
(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 27, 2021	$3,683	$1,133	$4,816
Additions charged to expense	1,115	518	1,633
Write-offs	(568)	(506)	(1,074)
Balance at May 28, 2022	$4,230	$1,145	$5,375

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2022 and do not anticipate that our methodology is likely to change in the future.

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	May 28, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(251)	$261

Intangibles not subject to amortization:
Trade names			6,848
Goodwill			7,217

Total goodwill and other intangible assets			$14,326

	November 27, 2021
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(223)	$289

Intangibles not subject to amortization:
Trade names			6,848
Goodwill			7,217

Total goodwill and other intangible assets			$14,354

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 28, 2022
(Dollars in thousands except share and per share data)

The carrying amounts of goodwill by reportable segment at both May 28, 2022 and November 27, 2021 are as follows:

	Original	Accumulated
	Recorded	Impairment	Carrying
	Value	Losses	Amount

Wholesale	$9,188	$(1,971)	$7,217
Retail	1,926	(1,926)	-
Total goodwill	$11,114	$(3,897)	$7,217

Goodwill and other intangible assets associated with our logistical services segment totaling $9,094 at November 27, 2021 are included in assets of discontinued operations held for sale in the accompanying balance sheet (see Note 12).

Amortization expense associated with intangible assets during the three and six months ended May 28, 2022 and May 29, 2021 was as follows:

	Quarter Ended		Six Months Ended
	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021

Intangible asset amortization expense	$14	$14	$28	$28

Estimated future amortization expense for intangible assets that exist at May 28, 2022 is as follows:

Remainder of fiscal 2022	$28
Fiscal 2023	57
Fiscal 2024	57
Fiscal 2025	57
Fiscal 2026	57
Fiscal 2027	5
Total	$261

7. Bank Credit Facility

Our bank credit facility provides for a line of credit of up to $25,000. At May 28, 2022, we had $3,931 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,069. In addition, we had outstanding standby letters of credit with another bank totaling $325 at May 28, 2022. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.5% and is unsecured. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the facility, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis:

●	Consolidated fixed charge coverage ratio of not less than 1.4 times,

●	Consolidated lease-adjusted leverage ratio not to exceed 3.0 times, and

●	Minimum tangible net worth of $140,000.

We were in compliance with these covenants at May 28, 2022 and expect to remain in compliance for the foreseeable future. The credit facility will mature on January 27, 2025, at which time any amounts outstanding under the facility will be due.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 28, 2022
(Dollars in thousands except share and per share data)

8. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $9,105 and $9,192 as of May 28, 2022 and November 27, 2021, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to certain management employees in the amount of $400 each. The liability for the LTC Awards was $1,543 and $1,548 as of May 28, 2022 and November 27, 2021, respectively.

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	May 28, 2022	November 27, 2021
Accrued compensation and benefits	$913	$913
Post employment benefit obligations	9,735	9,827

Total pension liability	$10,648	$10,740

Components of net periodic pension costs for our defined benefit plans for the three and six months ended May 28, 2022 and May 29, 2021 are as follows:

	Quarter Ended		Six Months Ended
	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Service cost	$9	$31	$18	$60
Interest cost	58	48	115	98
Amortization of prior service costs	31	31	63	63
Amortization of loss	33	15	67	30

Net periodic pension cost	$131	$125	$263	$251

The components of net periodic pension cost other than the service cost component, which is included in selling, general and administrative expenses, are included in other loss, net in our condensed consolidated statements of operations.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,652 and $1,648 as of May 28, 2022 and November 27, 2021, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $1,964 and $1,789 as of May 28, 2022 and November 27, 2021, respectively.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 28, 2022
(Dollars in thousands except share and per share data)

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	May 28, 2022	November 27, 2021
Accrued compensation and benefits	$296	$296
Post employment benefit obligations	3,320	3,142

Total deferred compensation liability	$3,616	$3,437

We recognized expense under our deferred compensation arrangements during the three and six months ended May 28, 2022 and May 29, 2021 as follows:

	Quarter Ended		Six Months Ended
	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Deferred compensation expense	$7	$202	$61	$355

9. Commitments and Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

10. Lease Guarantees

We have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to three years. We were contingently liable under licensee lease obligation guarantees in the amounts of $1,863 and $1,845 at May 28, 2022 and November 27, 2021, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at May 28, 2022 and November 27, 2021 was not material.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 28, 2022
(Dollars in thousands except share and per share data)

11. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended May 28, 2022:

Basic earnings per share - continuing operations	$7,743	9,521,085	$0.81
Add effect of dilutive securities:
Restricted shares	-	12,938	-
Diluted earnings per share - continuing operations	$7,743	9,534,023	$0.81

Basic earnings per share - discontinued operations	$39,375	9,521,085	$4.14
Add effect of dilutive securities:
Restricted shares	-	12,938	(0.01)
Diluted earnings per share - discontinued operations	$39,375	9,534,023	$4.13

For the quarter ended May 29, 2021:

Basic earnings per share - continuing operations	$5,077	9,894,627	$0.51
Add effect of dilutive securities:
Options and restricted shares	-	5,476	-
Diluted earnings per share - continuing operations	$5,077	9,900,103	$0.51

Basic earnings per share - discontinued operations	$897	9,894,627	$0.09
Add effect of dilutive securities:
Options and restricted shares	-	5,476	-
Diluted earnings per share - discontinued operations	$897	9,900,103	$0.09

For the six months ended May 28, 2022:

Basic earnings per share - continuing operations	$12,034	9,636,813	$1.25
Add effect of dilutive securities:
Restricted shares	-	2,917	-
Diluted earnings per share - continuing operations	$12,034	9,639,730	$1.25

Basic earnings per share - discontinued operations	$40,657	9,636,813	$4.22
Add effect of dilutive securities:
Restricted shares	-	2,917	-
Diluted earnings per share - discontinued operations	$40,657	9,639,730	$4.22

For the six months ended May 29, 2021:

Basic earnings per share - continuing operations	$8,774	9,907,073	$0.89
Add effect of dilutive securities:
Options and restricted shares	-	12,629	-
Diluted earnings per share - continuing operations	$8,774	9,919,702	$0.89

Basic earnings per share - discontinued operations	$1,211	9,907,073	$0.12
Add effect of dilutive securities:
Options and restricted shares	-	12,629	-
Diluted earnings per share - discontinued operations	$1,211	9,919,702	$0.12

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 28, 2022
(Dollars in thousands except share and per share data)

For the three and six months ended May 28, 2022 and May 29, 2021, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Six Months Ended
	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021

Unvested shares	15,799	-	67,099	7,105

12. Discontinued Operations & Assets Held for Sale

Discontinued Operations

On January 31, 2022, we entered into a definitive agreement to sell substantially all of the assets of Zenith to J.B. Hunt. The sale was completed on February 28, 2022, at which time we received the following net proceeds:

Sales price prior to post-closing working capital adjustment	$86,939
Less:
Amount held in escrow for contingencies related to representations and warranties (1)	1,000
Seller expenses paid at closing	418

Net proceeds from the sale (2)	$85,521

(1)

To be held in escrow until the first anniversary of the sale, at which time any amount not distributed or reserved for specified claims will be released to the Company. This amount is included in other current assets in the accompanying condensed consolidated balance sheet at May 28, 2022.

(2)	Included in cash flows from investing activities in the accompanying condensed consolidated statement of cash flows for the six months ended May 28, 2022.

The sales price is subject to a customary post-closing working capital adjustment which will be paid during the third quarter of fiscal 2022. Including the estimated effect of the working capital adjustment, we recognized a pre-tax gain from the sale of Zenith of $53,254.

The operations of our logistical services segment, which consisted entirely of the operations of Zenith, are presented in the accompanying condensed consolidated statements of income as discontinued operations, and the assets sold to and liabilities assumed by J.B. Hunt are presented in the accompanying condensed consolidated balance sheet as assets and liabilities of discontinued operations held for sale as of November 27, 2021.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 28, 2022
(Dollars in thousands except share and per share data)

The following table summarizes the major classes of assets and liabilities of the discontinued operations held for sale as reported in the condensed consolidated balance sheet as of November 27, 2021:

November 27, 2021
Carrying amounts of major classes of assets included as part of discontinued operations:
Accounts receivable, net	$7,601
Other current assets	3,463
Property and equipment, net	24,898
Goodwill and other intangible assets	9,094
Right of use assets under operating leases	18,193
Other	572
$63,821

Balance sheet classification:
Current assets of discontinued operations held for sale	$11,064
Long-term assets of discontinued operations held for sale	52,757
Total assets of discontinued operations held for sale	$63,821

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable	$4,336
Accrued compensation and benefits	3,295
Current portion operating lease obligations	7,458
Other current liabilites and accrued expenses	1,006
Long-term portion of operating lease obligations	10,996
Other long-term liabilities	5,214
$32,305

Balance sheet classification:
Current liabilities of discontinued operations held for sale	$16,095
Long-term liabilities of discontinued operations held for sale	16,210
Total liabilities of discontinued operations held for sale	$32,305

Following the sale of Zenith, certain of Zenith’s liabilities primarily representing reserves and accrued liabilities for pre-disposal workers’ compensation, health insurance, auto liability claims and certain accrued compensation and benefits were retained by Bassett. These reserves and accruals total $1,390 at May 28, 2022 and are included in other current liabilities and accrued expenses in the accompanying condensed consolidated balance sheet.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 28, 2022
(Dollars in thousands except share and per share data)

The following table summarizes the major classes of line items constituting income of the discontinued operations, as reported in the condensed consolidated statements of income for the three and six months ended May 28, 2022 and May 29, 2021:

	Quarter Ended		Six Months Ended
	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Major line items constituting pretax income of discontinued operations:
Logistical services revenue	$-	$14,062	$16,776	$26,080
Cost of logistical services	-	12,768	15,001	24,327
Other loss, net	-	(72)	(63)	(109)

Income from operations of logistical services	-	1,222	1,712	1,644
Gain on disposal	53,254	-	53,254	-
Pretax income of discontinued operations	53,254	1,222	54,966	1,644
Income tax expense	13,879	325	14,309	433

Income from discontinued operations, net of tax	$39,375	$897	$40,657	$1,211

The amounts for revenue and costs of logistical services shown above represent the results of Zenith’s business transactions with third parties. Zenith also charged Bassett for logistical services provided to our wholesale segment in the amount of $9,121 during the six months ended May 28, 2022, and $8,182 and $16,245, respectively, for the three and six months ended May 29, 2021. We have entered into a service agreement with J.B. Hunt for the continuation of these services for a period of seven years following the sale of Zenith. Subsequent to the sale, we incurred $9,546 of expense during the three months ended May 28, 2022 for the performance of logistical services of which $7,893 had been paid in cash as of May 28, 2022.

Included in other loss, net, is interest arising from finance leases assumed by J.B. Hunt as part of the transaction. Such interest amounted to $78 for the six months ended May 28, 2022, and $78 and $121, respectively, for the three and six months ended May 29, 2021.

The following table summarizes the cash flows generated by discontinued operations during the six months ended May 28, 2022 and May 29, 2021:

	Six Months Ended
	May 28, 2022	May 29, 2021
Cash provided by operating activities	$1,681	$3,646
Cash used in investing activities	(81)	(1,138)
Cash used in financing activities	(371)	(467)

Net cash provided by discontinued operations	$1,229	$2,041

Retail Real Estate Held for Sale

During the second quarter of fiscal 2022, we entered into a contract to sell one of our Company-owned store locations in Houston, Texas for approximately $8,200 net of closing costs. Accordingly, the $3,623 carrying value of the real property at that location is classified as retail real estate held for sale in the accompanying condensed consolidated balance sheet as of May 28, 2022. The sale closed on June 24, 2022, and we expect to vacate the premises by the end of the third quarter of fiscal 2022. This store will be relocated to a new leased store in the Houston market that we expect to open during the second quarter of fiscal 2023.

This sale, together with our recent purchase of real property in Tampa, Florida for $7,668 in cash during the second quarter of fiscal 2022 will be treated as an exchange of like-kind property under Section 1031 of the Internal Revenue Code of 1986, as amended, for the purpose of deferring the majority of the taxable gain of approximately $4,800 arising from the sale of the Houston property. A VIE was established during the second quarter of fiscal 2022 for purposes of acquiring the Tampa, Florida property, of which the Company is the primary beneficiary by virtue of our control over the activities that most significantly impact the entity's economic performance. We plan to remodel the Tampa property and open as a Company-owned store in the second quarter of fiscal 2023.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 28, 2022
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

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 28, 2022
(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Six Months Ended
	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Sales Revenue
Wholesale sales of furniture and accessories	$87,501	$76,034	$170,986	$146,298
Less: Sales to retail segment	(34,415)	(28,520)	(64,143)	(57,524)
Wholesale sales to external customers	53,086	47,514	106,843	88,774
Retail sales of furniture and accessories	75,620	62,483	139,727	122,878
Consolidated net sales of furniture and accessories	$128,706	$109,997	$246,570	$211,652

Income from Operations
Wholesale	$3,434	$5,359	$6,819	$10,156
Retail - Company-owned stores	7,875	1,652	11,225	2,746
Inter-company elimination	(297)	74	(554)	(255)
Consolidated	$11,012	$7,085	$17,490	$12,647

Depreciation and Amortization
Wholesale	$931	$823	$1,825	$1,621
Retail - Company-owned stores	1,479	1,581	2,974	3,097
Consolidated	$2,410	$2,404	$4,799	$4,718

Capital Expenditures
Wholesale	$9,578	$1,409	$11,905	$2,166
Retail - Company-owned stores	717	119	733	137
Consolidated	$10,295	$1,528	$12,638	$2,303

	As of	As of
	May 28, 2022	November 27, 2021
Identifiable Assets
Wholesale	$248,046	$196,853
Retail - Company-owned stores	165,707	160,986
Discontinued Operations	-	63,821
Consolidated	$413,753	$421,660

See Note 14, Revenue Recognition, for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

14. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected upon delivery. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $46,391 and $51,492 as of May 28, 2022 and November 27, 2021, respectively. Approximately 90% of the customer deposits held at November 27, 2021 related to performance obligations that were satisfied during the current year-to-date period and have therefore been recognized in revenue for the three and six months ended May 28, 2022.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At May 28, 2022 and November 27, 2021, our balance of prepaid commissions included in other current assets was $5,258 and $6,221, respectively.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 28, 2022
(Dollars in thousands except share and per share data)

We exclude from revenue all amounts collected from customers for sales tax. We do not disclose amounts allocated to remaining unsatisfied performance obligations as they are expected to be satisfied within one year or less.

Disaggregated revenue information for sales of furniture and accessories by product category for the three and six months ended May 28, 2022 and May 29, 2021, excluding intercompany transactions between our segments, is a follows:

	Quarter Ended
	May 28, 2022			May 29, 2021
	Wholesale	Retail	Total	Wholesale	Retail	Total
Bassett Custom Upholstery	$33,838	$45,376	$79,214	$25,960	$35,378	$61,338
Bassett Leather	9,859	292	10,151	10,201	228	10,429
Bassett Custom Wood	5,660	11,237	16,897	6,839	7,624	14,463
Bassett Casegoods	3,729	9,188	12,917	4,514	10,704	15,218
Accessories, mattresses and other (1)	-	9,527	9,527	-	8,549	8,549
Consolidated net sales of furniture and accessories	$53,086	$75,620	$128,706	$47,514	$62,483	$109,997

	Six Months Ended
	May 28, 2022			May 29, 2021
	Wholesale	Retail	Total	Wholesale	Retail	Total
Bassett Custom Upholstery	$65,750	$83,194	$148,944	$50,858	$69,839	$120,697
Bassett Leather	22,821	532	23,353	17,756	480	18,236
Bassett Custom Wood	11,643	20,644	32,287	12,176	13,082	25,258
Bassett Casegoods	6,629	17,480	24,109	7,984	21,781	29,765
Accessories, mattresses and other (1)	-	17,877	17,877	-	17,696	17,696
Consolidated net sales of furniture and accessories	$106,843	$139,727	$246,570	$88,774	$122,878	$211,652

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 28, 2022
(Dollars in thousands except share and per share data)

15. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three and six months ended May 28, 2022 and May 29, 2021:

	Quarter Ended		Six Months Ended
	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Common Stock:

Beginning of period	$48,640	$49,567	$48,811	$49,714
Issuance of common stock	70	89	124	120
Purchase and retirement of common stock	(2,314)	(394)	(2,539)	(572)
End of period	$46,396	$49,262	$46,396	$49,262

Common Shares Issued and Outstanding:

Beginning of period	9,727,932	9,913,496	9,762,125	9,942,787
Issuance of common stock	14,180	17,815	24,976	24,036
Purchase and retirement of common stock	(462,844)	(78,952)	(507,833)	(114,464)
End of period	9,279,268	9,852,359	9,279,268	9,852,359

Additional Paid-in Capital:

Beginning of period	$-	$-	$113	$-
Issuance of common stock	13	42	52	94
Purchase and retirement of common stock	(155)	(90)	(422)	(156)
Stock based compensation	142	48	257	62
End of period	$-	$-	$-	$-

Retained Earnings:

Beginning of period	$119,557	$109,493	$115,631	$109,710
Net income for the period	47,118	5,974	52,691	9,985
Purchase and retirement of common stock	(5,408)	(1,907)	(5,681)	(2,415)
Cash dividends declared	(15,796)	(1,235)	(17,170)	(4,955)
End of period	$145,471	$112,325	$145,471	$112,325

Accumulated Other Comprehensive Loss:

Beginning of period	$(1,774)	$(1,359)	$(1,823)	$(1,394)
Amortization of pension costs, net of tax	48	34	97	69
End of period	$(1,726)	$(1,325)	$(1,726)	$(1,325)

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 28, 2022
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

In March 2022, the FASB issued Accounting Standards Update No. 2022-02 – Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, to address certain concerns identified in the Post-Implementation Review process for ASU Topic 326. The amendments in ASU 2022-02 eliminate the accounting guidance for troubled debt restructurings by creditors in ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, for public business entities, the amendments in ASU 2022-02 require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments – Credit Losses – Measured at Amortized Cost. The amendments in ASU 2022-02 will become effective for us as of the beginning of our 2024 fiscal year. Early adoption is permitted. We expect that the adoption of this standard will primarily impact our disclosures but do not expect that this guidance will have a material impact upon our financial position and results of operations.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2022
(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe-harbor, forward-looking statements:

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aims” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•

fluctuations in the cost and availability of raw materials, fuel, labor, delivery costs and sourced products, including those which may result from general price inflation, supply chain disruptions and the imposition of new or increased duties, tariffs, retaliatory tariffs and trade limitations with respect to foreign-sourced products

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

•

concentration of domestic manufacturing, particularly of upholstery products, and the resulting exposure to business interruption from accidents, weather and other events and circumstances beyond our control

•

the impact of the COVID-19 pandemic and resulting supply chain disruptions upon our ability to maintain normal operations at our retail stores and manufacturing facilities, and the resulting effects any future interruption of those operations may have upon our financial condition, results of operations and liquidity, as well as the impact of the pandemic upon general economic conditions, including consumer spending and the strength of the housing market in the United States

Additionally, other risks that could cause actual results to differ materially from those contemplated by such forward-looking statements are set forth in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended November 27, 2021.

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

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2022
(Dollars in thousands except share and per share data)

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We also sell our products through our website at www.bassettfurniture.com. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 120-year history has instilled the principles of quality, value, and integrity in everything we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and meet the demands of a global economy.

With 96 BHF stores at May 28, 2022, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly and casual environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order for the Bassett brand to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

In the quarter ended May 28, 2022, we opened our first regional fulfillment center in Orlando, Florida where we are stocking our best sellers for much quicker delivery. This will add an element of immediacy to our proven platform of made to order custom furniture that has driven our strategy for the past two decades.  We plan to roll this out nationwide over the near term with the next center to be opened in New Jersey in the early fall.

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

We have factories in Newton, North Carolina that manufacture both stationary and motion upholstered furniture for inside the home along with our outdoor furniture offerings. We also have factories in Martinsville and Bassett, Virginia that assemble and finish our custom bedroom and dining offerings. We currently lease a facility in Haleyville, Alabama where we manufacture aluminum frames for our outdoor furniture. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its manufacturing process. In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture (casegoods) and certain leather upholstery offerings from several foreign plants, primarily in Vietnam, Thailand and China. Over 75% of the products we currently sell are manufactured in the United States.

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. Customer acquisition resulting from our digital outreach strategies has significantly increased our traffic to the website since 2019. The migration to digital brand research has caused us to comprehensively evaluate all of our American made custom products. While our Bench Made line of custom upholstery and custom bedroom and dining products continue to be our most successful offerings, most of these items must be purchased in a store as they are not conducive to web transactions due to the number of options available. Consequently, we will continue to methodically re-design each one of these important lines to best serve our customers online, in the store or wherever our customer might be. Our intent is to continue to offer the consumer custom options that will help them personalize their home but to do so in an edited fashion that will provide a better web experience in the research phase and will also allow the final purchase to be made either on the web or in the store. While we work to make it easier to purchase either in store or on-line, we will not compromise our in-store experience or the quality of our in-home makeover capabilities.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2022
(Dollars in thousands except share and per share data)

We are engaged in a multi-year cross-functional digital transformation initiative with the first phase consisting of the examination and improvement of our underlying data management processes. During the second quarter of 2022, we implemented a comprehensive Product Information Management system which will allow us to enhance and standardize our product development and data management and governance processes during the second half of 2022. This will result in more consistent data that our merchandizing and sales teams can use in analyzing various product and sales trends in order to make better informed decisions. We are also in the process of implementing a new eCommerce platform that we plan to introduce in 2023.  The new web platform will leverage world class features including enhanced customer research capabilities and streamlined navigation that we believe will result in increased web traffic and sales.  We expect to spend between $3,000 and $4,000 this fiscal year on these efforts.

Company-owned Retail Stores

As we continually monitor the performance of our Company-owned retail store locations, we may occasionally determine that it is necessary to close underperforming stores in certain markets. During the first quarter of fiscal 2022 we closed one retail store in Ontario, California, and we plan to close our store in Wichita, Kansas, during the third quarter of fiscal 2022. We also plan to close our store in Farmingdale, New York, in the first quarter of fiscal 2023 and consolidate its operations with our existing store in nearby Westbury, New York. All of the above-mentioned closures are occurring at or near the lease expirations.

During the second quarter of 2022, we acquired a 25,000 square foot store property in Tampa, Florida for $7,668. We are currently in the process of developing plans for store buildout and upfit with a planned opening date in the second quarter of 2023.

We also may occasionally identify opportunities to enhance our presence in existing markets by relocating existing stores to better locations within the same market. Subsequent to the end of the second quarter of fiscal 2022 we sold the store property of one of our Houston, Texas locations for $8,200, net of closing costs, which will result in a gain of approximately $4,600 in the third quarter of 2022. For tax purposes, the sale of the Houston store and the purchase of the Tampa store will be treated as a 1031 exchange where the majority of the gain will not be taxed. We are currently running a store closure sale that will end later in the third quarter at which time the store will officially close. We expect to open a new leased store in a more upscale shopping area in the vicinity of the closed store in the second quarter of 2023. During the fourth quarter of fiscal 2022 at the end of the lease term, we expect to close our Dallas, Texas store located at the intersection of McKinney and Knox streets. We plan to open a replacement store in the nearby iconic Inwood Village shopping center during the fourth quarter of 2022.

We currently have 62 Corporate-owned stores operating and expect to end fiscal 2022 with 58 stores.

Sale of the Assets of Zenith Freight Lines, LLC

During the first quarter of 2022, we entered into a definitive agreement to sell substantially all of the assets of our wholly-owned subsidiary, Zenith Freight Lines, LLC (“Zenith”) to J.B. Hunt Transport Services, Inc. (“J.B. Hunt”) for $86,939 in cash. On February 28, 2022 the transaction was completed with us receiving $85,521 after the payment of $418 in certain transaction costs and the funding of $1,000 held in escrow. The final purchase price is subject to a customary post-closing working capital adjustment, for which we have accrued an estimate of $1,003 due back to J.B. Hunt. In the second quarter of 2022, we recognized a pre-tax gain of $53,254 on this transaction. As a result of the sale, the operations of our former logistical services segment, which consisted entirely of the operations of Zenith, are presented in the accompanying condensed consolidated statements of income and in the following discussion as discontinued operations.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2022
(Dollars in thousands except share and per share data)

Results of Continuing Operations – Periods ended May 28, 2022 compared with the periods ended May 29, 2021:

Consolidated results of continuing operations for the three and six months ended May 28, 2022 and May 29, 2021 are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 28, 2022		May 29, 2021		Dollars	Percent	May 28, 2022		May 29, 2021		Dollars	Percent

Net sales of furniture and accessories	$128,706	100.0%	$109,997	100.0%	$18,709	17.0%	$246,570	100.0%	$211,652	100.0%	$34,918	16.5%
Cost of furniture and accessories sold	62,767	48.8%	52,911	48.1%	9,856	18.6%	123,239	50.0%	101,163	47.8%	22,076	21.8%
Gross profit	65,939	51.2%	57,086	51.9%	8,853	15.5%	123,331	50.0%	110,489	52.2%	12,842	11.6%
SG&A expenses	54,927	42.7%	50,001	45.5%	4,926	9.9%	105,841	42.9%	97,842	46.2%	7,999	8.2%

Income from operations	$11,012	8.6%	$7,085	6.4%	$3,927	55.4%	$17,490	7.2%	$12,647	6.0%	$4,843	38.3%

Analysis of Quarterly Results:

Total sales revenue for the three ended May 28, 2022 increased $18,709 from the prior year period primarily due to a 10% increase in wholesale shipments to the open market, along with a 21% increase in retail sales.

Gross margins for the three months ended May 28, 2022 decreased 70 basis points from 2021 primarily due to rising raw material and inbound freight costs, including the impact of rising fuel prices, partially offset by greater fixed cost leverage from increased sales. While these rising costs have been somewhat mitigated by price increases implemented since the first quarter of 2021, the increase in order backlogs and order fulfillment times limited our ability to match revised pricing to manufacturing costs. Another wholesale price increase was implemented during the second quarter of fiscal 2022, and we will continue to monitor our costs to determine if additional price increases are warranted.

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the three months ended May 28, 2022 decreased 280 basis points from 2021 primarily due to improved leverage of fixed costs due to higher sales levels.

Analysis of Year-to-Date Results:

Total sales revenue for the six months ended May 28, 2022 increased $34,918 from the prior year period primarily due to an 18% increase in wholesale shipments to the open market, along with a 14% increase in retail sales.

Gross margins for the six months ended May 28, 2022 decreased 220 basis points from 2021 primarily due to rising raw material and inbound freight costs, including the impact of rising fuel prices, partially offset by greater fixed cost leverage from increased sales. While these rising costs have been somewhat mitigated by price increases implemented since the first quarter of 2021, the increase in order backlogs and order fulfillment times limited our ability to match revised pricing to manufacturing costs. Another wholesale price increase was implemented during the second quarter of fiscal 2022, and we will continue to monitor our costs to determine if additional price increases are warranted.

SG&A expenses as a percentage of sales for the six months ended May 28, 2022 decreased 330 basis points from 2021 primarily due to improved leverage of fixed costs through higher sales levels.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2022
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

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2022
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

	Quarter Ended May 28, 2022
	Non-GAAP Presentation				GAAP Presentation
	Wholesale	Retail	Eliminations		Consolidated

Net sales of furniture and accessories	$87,501	$75,620	$(34,415)	(1)	$128,706
Cost of furniture and accessories sold	61,129	35,439	(33,801)	(2)	62,767
Gross profit	26,372	40,181	(614)		65,939
SG&A expense	22,938	32,306	(317)	(3)	54,927
Income from operations	$3,434	$7,875	$(297)		$11,012

	Quarter Ended May 29, 2021
	Non-GAAP Presentation				GAAP Presentation
	Wholesale	Retail	Eliminations		Consolidated

Net sales of furniture and accessories	$76,034	$62,483	$(28,520)	(1)	$109,997
Cost of furniture and accessories sold	50,858	30,319	(28,266)	(2)	52,911
Gross profit	25,176	32,164	(254)		57,086
SG&A expense	19,817	30,512	(328)	(3)	50,001
Income from operations	$5,359	$1,652	$74		$7,085

	Six Months Ended May 28, 2022
	Non-GAAP Presentation				GAAP Presentation
	Wholesale	Retail	Eliminations		Consolidated

Net sales of furniture and accessories	$170,986	$139,727	$(64,143)	(1)	$246,570
Cost of furniture and accessories sold	120,792	65,390	(62,943)	(2)	123,239
Gross profit	50,194	74,337	(1,200)		123,331
SG&A expense	43,375	63,112	(646)	(3)	105,841
Income from operations	$6,819	$11,225	$(554)		$17,490

	Six Months Ended May 29, 2021
	Non-GAAP Presentation				GAAP Presentation
	Wholesale	Retail	Eliminations		Consolidated

Net sales of furniture and accessories	$146,298	$122,878	$(57,524)	(1)	$211,652
Cost of furniture and accessories sold	98,146	59,628	(56,611)	(2)	101,163
Gross profit	48,152	63,250	(913)		110,489
SG&A expense	37,996	60,504	(658)	(3)	97,842
Income from operations	$10,156	$2,746	$(255)		$12,647

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2022
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

(3)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.

Wholesale Segment

Results for the wholesale segment for the periods ended May 28, 2022 and May 29, 2021 are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 28, 2022		May 29, 2021		Dollars	Percent	May 28, 2022		May 29, 2021		Dollars	Percent

Net sales	$87,501	100.0%	$76,034	100.0%	$11,467	15.1%	$170,986	100.0%	$146,298	100.0%	$24,688	16.9%
Gross profit (1)	26,372	30.1%	25,176	33.1%	1,196	4.8%	50,194	29.4%	48,152	32.9%	2,042	4.2%
SG&A expenses	22,938	26.2%	19,817	26.1%	3,121	15.7%	43,375	25.4%	37,996	26.0%	5,379	14.2%

Income from operations	$3,434	3.9%	$5,359	7.0%	$(1,925)	-35.9%	$6,819	4.0%	$10,156	6.9%	$(3,337)	-32.9%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

Wholesale sales by major product category are as follows:

	Quarter Ended
	May 28, 2022				May 29, 2021				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$33,838	$23,339	$57,177	65.3%	$25,960	$17,070	$43,030	56.6%	$14,147	32.9%
Bassett Leather	9,859	11	9,870	11.3%	10,201	16	10,217	13.4%	(347)	-3.4%
Bassett Custom Wood	5,660	6,671	12,331	14.1%	6,839	6,461	13,300	17.5%	(969)	-7.3%
Bassett Casegoods	3,729	4,394	8,123	9.3%	4,514	4,973	9,487	12.5%	(1,364)	-14.4%
Total	$53,086	$34,415	$87,501	100.0%	$47,514	$28,520	$76,034	100.0%	$11,467	15.1%

	Six Months Ended
	May 28, 2022				May 29, 2021				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$65,750	$43,435	$109,185	63.9%	$50,858	$35,526	$86,384	59.0%	$22,801	26.4%
Bassett Leather	22,821	23	22,844	13.4%	17,756	45	17,801	12.2%	5,043	28.3%
Bassett Custom Wood	11,643	12,932	24,575	14.4%	12,176	12,666	24,842	17.0%	(267)	-1.1%
Bassett Casegoods	6,629	7,753	14,382	8.4%	7,984	9,287	17,271	11.8%	(2,889)	-16.7%
Total	$106,843	$64,143	$170,986	100.0%	$88,774	$57,524	$146,298	100.0%	$24,688	16.9%

Analysis of Quarterly Results – Wholesale

Net sales for the three months ended May 28, 2022 increased $11,467 from the prior year period due primarily to a 10% increase in shipments to the open market along with an 17% increase in shipments to the BHF store network. Gross margins for the three months ended May 28, 2022 declined 300 basis points compared to the prior year period as we have experienced significant increases in material and other production costs, partially offset by greater leverage of fixed costs due to higher sales volumes. SG&A expenses as a percentage of sales were flat due primarily to increased marketing and incentive and other compensation costs largely offset by greater leverage of fixed costs from increased sales volumes.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2022
(Dollars in thousands except share and per share data)

Analysis of Year-to-Date Results - Wholesale

Net sales for the six months ended May 28, 2022 increased $24,688 from the prior year period due primarily to an 18% increase in shipments to the open market along with an 11% increase in shipments to the BHF store network. Gross margins for the six months ended May 28, 2022 declined 350 basis points compared to the prior year period as we have experienced significant increases in material and other production costs, partially offset by greater leverage of fixed costs due to higher sales volumes. SG&A expenses as a percentage of sales decreased due primarily to greater leverage of fixed costs from increased sales volumes partially offset by increased marketing and incentive and other compensation costs.

Wholesale Backlog

Since the beginning of the COVID pandemic in early 2020, Bassett and most of the home furnishings industry have been faced with continuing logistical challenges from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. During the second quarter of fiscal 2022, we continued to make progress in decreasing these backlogs and expect them to continue decreasing as our ability to manufacture and ship product has improved coupled with a slower rate of new orders. At May 28, 2022, the wholesale backlog totaled $60,134 as compared to $78,135 at February 26, 2022, $90,057 at November 27, 2021, and 86,693 at May 29, 2021. At February 29, 2020, the end of our last fiscal quarter prior to the impact of the COVID pandemic upon our operations and the overall economy, our wholesale backlog was $14,617.

Retail – Company-owned Stores Segment

Results for the retail segment for the periods ended May 28, 2022 and May 29, 2021 are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 28, 2022		May 29, 2021		Dollars	Percent	May 28, 2022		May 29, 2021		Dollars	Percent

Net sales	$75,620	100.0%	$62,483	100.0%	$13,137	21.0%	$139,727	100.0%	$122,878	100.0%	$16,849	13.7%
Gross profit (1)	40,181	53.1%	32,164	51.5%	8,017	24.9%	74,337	53.2%	63,250	51.5%	11,087	17.5%
SG&A expenses	32,306	42.7%	30,512	48.8%	1,794	5.9%	63,112	45.2%	60,504	49.2%	2,608	4.3%
Income (loss) from operations	$7,875	10.4%	$1,652	2.6%	$6,223	N/M	$11,225	8.0%	$2,746	2.2%	$8,479	308.8%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

Retail sales by major product category are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 28, 2022		May 29, 2021		Dollars	Percent	May 28, 2022		May 29, 2021		Dollars	Percent

Bassett Custom Upholstery	$45,376	60.0%	$35,378	56.6%	$9,998	28.3%	$83,194	59.5%	$69,839	56.8%	$13,355	19.1%
Bassett Leather	292	0.4%	228	0.4%	64	28.1%	532	0.4%	480	0.4%	52	10.8%
Bassett Custom Wood	11,237	14.9%	7,624	12.2%	3,613	47.4%	20,644	14.8%	13,082	10.6%	7,562	57.8%
Bassett Casegoods	9,188	12.2%	10,704	17.1%	(1,516)	-14.2%	17,480	12.5%	21,781	17.7%	(4,301)	-19.7%
Accessories, mattresses and other (1)	9,527	12.6%	8,549	13.7%	978	11.4%	17,877	12.8%	17,696	14.4%	181	1.0%
Total	$75,620	100.0%	$62,483	100.0%	$13,137	21.0%	$139,727	100.0%	$122,878	100.0%	$16,849	13.7%

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2022
(Dollars in thousands except share and per share data)

Quarterly Analysis of Results - Retail

Net sales for the three months ended May 28, 2022 increased $13,137 from the prior year period. Written sales (the value of sales orders taken but not delivered) declined 13% from the second quarter of 2021. Gross margins for the three months ended May 28, 2022 increased by 160 basis points, primarily driven by improved pricing strategies, lower levels of promotional activity and increased margins on clearance activity. Selling, general and administrative expenses for the three months ended May 28, 2022 as a percentage of sales decreased as compared to the second quarter of 2021 primarily due to greater leverage on fixed costs from higher sales volumes coupled with lower overall advertising spend.

Year-to-Date Analysis of Results - Retail

Net sales for the six months ended May 28, 2022 increased $16,849 from the prior year period. Written sales (the value of sales orders taken but not delivered) declined 7.9% from the first half of 2021. Gross margins for the six months ended May 28, 2022 increased by 170 basis points, primarily driven by improved pricing strategies, lower levels of promotional activity and increased margins on clearance activity. Selling, general and administrative expenses for the six months ended May 28, 2022 as a percentage of sales decreased as compared to the first half of 2021 primarily due to greater leverage on fixed costs from higher sales volumes coupled with lower overall advertising spend.

Retail Backlog

As previously discussed, since the beginning of the COVID pandemic in early 2020, Bassett and most of the home furnishings industry have been faced with continuing logistical challenges from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increasing backlogs. During the second quarter of fiscal 2022, we began to make progress in decreasing our retail backlog and expect it to continue decreasing as our ability to manufacture and ship product from our wholesale segment has improved coupled with slower written sales at retail. At May 28, 2022, retail backlog totaled $71,073 as compared to $84,685 at February 26, 2022, $82,894 at November 27, 2021, and $73,489 at May 29, 2021. At February 29, 2020, the end of our last fiscal quarter prior to the impact of the COVID pandemic upon our operations and the overall economy, our retail backlog was $29,775.

Discontinued Operations – Logistical Services

Results for the operations of Zenith, which was sold to J.B. Hunt subsequent to the end of the first quarter, for the periods ended May 28, 2022 and May 29, 2021 are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 28, 2022		May 29, 2021		Dollars	Percent	May 28, 2022		May 29, 2021		Dollars	Percent

Logistical services revenue	$-	0.0%	$14,062	100.0%	$(14,062)	-100.0%	$16,776	100.0%	$26,080	100.0%	$(9,304)	-35.7%
Cost of logistical services	-	0.0%	12,768	90.8%	(12,768)	-100.0%	15,001	89.4%	24,327	93.3%	(9,326)	-38.3%
Other loss, net	-	0.0%	(72)	-0.5%	72	-100.0%	(63)		(109)

Income from discontinued operations before tax	$-	0.0%	$1,222	8.7%	$(1,222)	-100.0%	$1,712	10.2%	$1,644	6.3%	$68	4.1%

The amounts shown above represent the results of Zenith’s business transactions with third parties. Because the sale of Zenith was closed on the first business day of the second fiscal quarter of 2022, operating results for that period are insignificant.

Zenith also charged Bassett $9,121 for logistical services provided to our wholesale segment during the six months ended May 28, 2022, and $8,182 and $16,245 for the three and six months ended May 29, 2021. These shipping and handling costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. We have entered into a service agreement with J.B. Hunt for the continuation of these services for a period of seven years following the sale of Zenith. Subsequent to the sale, we incurred $9,543 of expense during the three months ended May 28, 2022 for the performance of logistical services by J.B. Hunt.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2022
(Dollars in thousands except share and per share data)

Other Items Affecting Net Income

Other Loss, Net

Other loss, net, for the three and six months ended May 28, 2022 was $627 and $1,256, respectively, compared to $259 and $560 for the three and six months ended May 29, 2021, a net increase of $368 over the prior year quarter and $696 over the prior year to date. The net change was primarily due to higher net costs of Company-owned life insurance.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 26.0% for both the three and six months ended May 28, 2022, and 25.8% and 27.3% for the three and six months ended May 29, 2021, respectively. These effective rates differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including tax of $550 for the three and six months ended May 28, 2022 associated with non-deductible goodwill written off in connection with our sale of Zenith, and tax benefits (deficiencies) of $18 and ($117) during the three and six months ended May 29, 2021 arising from stock-based compensation.

Liquidity and Capital Resources

Cash Flows

Cash used in operations for the first half of fiscal 2022 was $8,946 compared to cash provided by operations of $12,050 for the first half of fiscal 2021, representing a decrease of $20,996 in cash flows from operations. Cash provided by the operating activities of our discontinued operations was $1,681 for the first half of fiscal 2022 compared to $3,646 for the prior year period, a decline of $1,965 as Zenith only operated during the first quarter of fiscal 2022. Excluding the decline in operating cash flow from discontinued operations, cash flows from continuing operations declined $19,031 from the prior year period. Cash flows from operating activities during the first half of fiscal 2022 included the payment of $14,663 in estimated taxes compared with only $626 for the prior year period, the increase primarily related to the taxable gain on the sale of Zenith. In addition, cash flows from the collection of retail customer deposits declined $13,250 compared to the first half of 2021 as the pace of written orders has slowed compared to the prior year and we have begun to reduce our retail order backlog. Changes in working capital for the first half of fiscal 2022 include increases in our investment in inventory as compared to the prior year period as well as increases in accounts receivable arising from strong sales in our wholesale segment.

Our overall cash position increased by $37,236 during the first half of fiscal 2022, compared to a decline of $23 during the first half of fiscal 2021, an increase of $37,259 from the prior year period. Excluding the decline in overall cash flow from discontinued operations of $812, overall cash flow from continuing operations increased $38,048 from the prior year period. Offsetting the decline in cash flows from operations, net cash flows from investing activities during the first half of fiscal 2022 increased $78,076 to $72,354 of cash provided by investing activities compared to net cash used in investing activities of $3,722 for the prior year period. This increase was primarily due to net proceeds of $85,521 received from the sale of Zenith, partially offset by a $9,155 increase in capital expenditures over the prior year, including our purchase of our new retail store site in Tampa, Florida. Net cash used in financing activities during the first half of 2022 increased $17,821 to a net use of $26,172 as compared to a net use of $8,351 for the prior year period, primarily due to a special dividend of $14,494 declared and paid during the second quarter of 2022 and a $5,717 increase in share repurchases to $8,642 during the first half of fiscal 2022 as compared to $2,925 repurchased during the first half of fiscal 2021. On March 9, 2022, our Board of Directors increased the amount authorized under our existing share repurchase plan to $40,000, of which $32,448 remains available for future purchases as of May 28, 2022. With cash and cash equivalents and short-term investments totaling $89,325 on hand at May 28, 2022, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2022
(Dollars in thousands except share and per share data)

Debt and Other Obligations

Our bank credit facility provides for a line of credit of up to $25,000. At May 28, 2022, we had $3,931 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,069. In addition, we had outstanding standby letters of credit with another bank totaling $325 at May 28, 2022. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.5% and is unsecured. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the facility, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis:

●	Consolidated fixed charge coverage ratio of not less than 1.4 times,

●	Consolidated lease-adjusted leverage ratio not to exceed 3.0 times, and

●	Minimum tangible net worth of $140,000.

We were in compliance with these covenants at May 28, 2022 and expect to remain in compliance for the foreseeable future. The credit facility will mature on January 27, 2025, at which time any amounts outstanding under the facility will be due.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings used in our wholesale manufacturing operations. We also lease local delivery trucks used in our retail segment. The present value of our obligations for leases with terms in excess of one year at May 28, 2022 is $110,002 and is included in our accompanying condensed consolidated balance sheet at May 28, 2022. We were contingently liable under licensee lease obligation guarantees in the amount of $1,863 at May 28, 2022. Remaining terms under these lease guarantees range from approximately one to three years. See Note 10 to our condensed consolidated financial statements for additional details regarding our lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations and occupied by Company-owned retail stores, including a site in Tampa, Florida recently purchased for $7,668 which is expected to open for business during the second quarter of fiscal 2023. Such real estate is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and consists of eight properties with an aggregate square footage of 203,465 and a net book value of $21,236 at May 28, 2022.

During the second quarter of fiscal 2022, we entered into a contract to sell one of our Company-owned store locations in Houston, Texas for approximately $8,200 net of closing costs. Accordingly, the $3,146 carrying value of the real property at that location is classified as retail real estate held for sale in the accompanying condensed consolidated balance sheet as of May 28, 2022. The sale closed on June 24, 2022, and we expect to vacate the premises by the end of the third quarter of fiscal 2022. This sale, together with our recent purchase of real property in Tampa, Florida, will be treated as an exchange of like-kind property under Section 1031 of the Internal Revenue Code of 1986, as amended, for the purpose of deferring the taxable gain of approximately $4,800 arising from the sale of the Houston property.

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

Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 9 to our condensed consolidated financial statements for further information regarding certain contingencies as of May 28, 2022.

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 28, 2022
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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $21,236 at May 28, 2022 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,863 which we have guaranteed on behalf of licensees as of May 28, 2022 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations, manufacturing and warehouse facilities. At May 28, 2022, the unamortized balance of such right-of-use assets used in continuing operations totaled $90,417. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

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
MAY 28, 2022
(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, for the three and six months ended May 28, 2022 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

February 27 - April 2, 2022	94,000	$17.66	94,000	$38,695
April 3 - April 30, 2022	218,374	$17.16	218,374	$34,948
May 1 - May 28, 2022	150,470	$16.42	150,470	$32,448

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On March 9, 2022, the Board of Directors increased the remaining limit of the repurchase plan to $40,000. At May 28, 2022, $32,448 remained available for share repurchases under the plan.

Item 3. Defaults Upon Senior Securities

None.

PART II - OTHER INFORMATION
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
MAY 28, 2022
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
June 30, 2022

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer June 30, 2022