Form 10-Q
period 2022-08-27
BASSETT FURNITURE INDUSTRIES INC
filed 2022-09-29
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2022

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

At September 23, 2022, 9,155,740 shares of common stock of the Registrant were outstanding.

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE PERIODS ENDED AUGUST 27, 2022 AND AUGUST 28, 2021 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Nine Months Ended

	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021

Net sales of furniture and accessories	$118,012	$104,870	$364,582	$316,522
Cost of furniture and accessories sold	57,240	52,263	180,479	153,426
Gross profit	60,772	52,607	184,103	163,096

Selling, general and administrative expenses	54,695	47,631	160,536	145,473
Gain on sale of real estate	4,595	-	4,595	-
Income from operations	10,672	4,976	28,162	17,623

Other loss, net	(594)	(268)	(1,850)	(828)
Income from continuing operations before income taxes	10,078	4,708	26,312	16,795

Income tax expense	2,305	1,267	6,505	4,579

Income from continuing operations	7,773	3,441	19,807	12,216

Discontinued operations:
Income (loss) from operations of logistical services	-	(565)	1,712	1,079
Gain on disposal (less adjustments)	(193)	-	53,061	-
Income tax expense (benefit)	(48)	(140)	14,261	294

Income (loss) from discontinued operations	(145)	(425)	40,512	785

Net income	$7,628	$3,016	$60,319	$13,001

Basic earnings per share:
Income from continuing operations	$0.84	$0.35	$2.08	$1.24
Income (loss) from discontinued operations	(0.02)	(0.04)	4.26	0.08
Basic and diluted earnings per share	$0.82	$0.31	$6.34	$1.32

Diluted earnings per share:
Income from continuing operations	$0.84	$0.35	$2.08	$1.24
Income (loss) from discontinued operations	(0.02)	(0.04)	4.26	0.08
Diluted earnings per share	$0.82	$0.31	$6.34	$1.32

Regular dividends per share	$0.16	$0.14	$0.44	$0.39

Special dividend per share	$-	$-	$1.50	$0.25

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED AUGUST 27, 2022 AND AUGUST 28, 2021 – UNAUDITED

(In thousands)

	Quarter Ended		Nine Months Ended
	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021

Net income	$7,628	$3,016	$60,319	$13,001
Other comprehensive income:
Amortization associated with Long Term Cash Awards (LTCA)	33	36	99	108
Income taxes related to LTCA	(8)	(9)	(24)	(28)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	31	11	93	33
Income taxes related to SERP	(8)	(3)	(24)	(9)

Other comprehensive income, net of tax	48	35	144	104

Total comprehensive income	$7,676	$3,051	$60,463	$13,105

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 27, 2022 AND NOVEMBER 27, 2021

(In thousands)

	(Unaudited)
	August 27, 2022	November 27, 2021
Assets
Current assets
Cash and cash equivalents	$66,870	$34,374
Short-term investments	17,715	17,715
Accounts receivable, net	20,950	20,567
Inventories	91,681	78,004
Recoverable income taxes	5,427	8,379
Current assets of discontinued operations held for sale	-	11,064
Other current assets	11,104	10,181
Total current assets	213,747	180,284

Property and equipment, net	75,513	69,168

Deferred income taxes	6,045	3,189
Goodwill and other intangible assets	14,313	14,354
Right of use assets under operating leases	86,809	95,955
Long-term assets of discontinued operations held for sale	-	52,757
Other	6,260	5,953
Total long-term assets	113,427	172,208
Total assets	$402,687	$421,660

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$24,189	$23,988
Accrued compensation and benefits	12,809	12,639
Customer deposits	40,311	51,492
Current portion operating lease obligations	19,969	20,235
Current liabilities of discontinued operations held for sale	-	16,095
Other current liabilites and accrued expenses	12,746	9,770
Total current liabilities	110,024	134,219

Long-term liabilities
Post employment benefit obligations	13,016	12,968
Long-term portion of operating lease obligations	84,102	94,845
Long-term liabilities of discontinued operations held for sale	-	16,210
Other long-term liabilities	606	686
Total long-term liabilities	97,724	124,709

Stockholders’ equity
Common stock	46,064	48,811
Retained earnings	150,553	115,631
Additional paid-in capital	-	113
Accumulated other comprehensive loss	(1,678)	(1,823)
Total stockholders' equity	194,939	162,732
Total liabilities and stockholders’ equity	$402,687	$421,660

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 27, 2022 AND AUGUST 28, 2021 – UNAUDITED

(In thousands)

	Nine Months Ended
	August 27, 2022	August 28, 2021
Operating activities:
Net income	$60,319	$13,001
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,732	10,458
Gain on disposal of discontinued operations	(53,061)	-
Gain on sale of property and equipment	(4,603)	(68)
Deferred income taxes	(2,856)	1,053
Other, net	1,425	478
Changes in operating assets and liabilities:
Accounts receivable	57	(4,329)
Inventories	(13,677)	(18,941)
Other current assets	2,961	(100)
Right of use assets under operating leases	15,881	18,857
Customer deposits	(11,181)	11,341
Accounts payable and other liabilities	1,227	2,750
Obligations under operating leases	(17,519)	(20,823)
Net cash provided by (used in) operating activities	(12,295)	13,677

Investing activities:
Purchases of property and equipment	(17,266)	(7,141)
Proceeds from sales of property and equipment	8,226	101
Proceeds from the disposal of discontinued operations, net	84,534	-
Other	(1,428)	(1,173)
Net cash provided by (used in) investing activities	74,066	(8,213)

Financing activities:
Cash dividends	(18,734)	(6,321)
Proceeds from the exercise of stock options	-	42
Other issuance of common stock	340	266
Repurchases of common stock	(10,263)	(5,566)
Taxes paid related to net share settlement of equity awards	-	(219)
Repayments of finance lease obligations	(618)	(854)
Net cash used in financing activities	(29,275)	(12,652)
Change in cash and cash equivalents	32,496	(7,188)
Cash and cash equivalents - beginning of period	34,374	45,799
		.
Cash and cash equivalents - end of period	$66,870	$38,611

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2022

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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (“Bassett”, “we”, “our”, or the “Company”) and our wholly-owned subsidiaries of which we have a controlling interest. In accordance with ASC Topic 810, we have evaluated our licensees and certain other entities to determine whether they are variable interest entities (“VIEs”) of which we are the primary beneficiary and thus would require consolidation in our financial statements. To date we have concluded that none of our licensees represent VIEs. We were the primary beneficiary of one VIE by virtue of our control over the activities that most significantly impact the entity’s economic performance. This VIE was created to effect a Section 1031 like-kind exchange involving the purchase of real property in the state of Florida and the sale of real property in the state of Texas (see Note 13, Retail Real Estate Transactions). Subsequent to the completion of the exchange transactions during the third quarter of fiscal 2022, the sole equity interest in the VIE was transferred to Bassett and the entity is now consolidated as a wholly owned subsidiary.

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

2. Interim Financial Presentation

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and nine months ended August 27, 2022 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 27, 2021.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 22.8% and 25.6% for the three and nine months ended August 27, 2022, respectively, and 27.2% and 27.3% for the three and nine months ended August 28, 2021, respectively. These effective rates differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including those associated with Company-owned life insurance, and tax of $552 for the nine months ended August 27, 2022 associated with non-deductible goodwill written off in connection with our sale of Zenith and included in income tax on discontinued operations, and tax deficiencies of $117 during the nine months ended August 28, 2021 arising from stock-based compensation.

Cash paid for income taxes, net of refunds, during the nine months ended August 27, 2022 was $20,722, including the estimated tax payable on the taxable gain realized on our sale of Zenith. Cash paid for income taxes, net of refunds, during the nine months ended August 28, 2021 was $624. These cash payments for income taxes are included in cash flows from operating activities in the accompanying condensed consolidated statement of cash flows.

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

Investments

Our short-term investments of $17,715 at August 27, 2022 and November 27, 2021 consisted of CDs. At August 27, 2022, the CDs had original terms averaging eight months, bearing interest at rates ranging from 0.25% to 3.00%. At August 27, 2022, the weighted average remaining time to maturity of the CDs was approximately six months and the weighted average yield of the CDs was approximately 2.17%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at August 27, 2022 and November 27, 2021 approximates their fair value.

4. Accounts Receivable

Accounts receivable consists of the following:

	August 27, 2022	November 27, 2021
Gross accounts receivable	$21,902	$21,134
Allowance for doubtful accounts	(952)	(567)
Accounts receivable, net	$20,950	$20,567

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

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

Activity in the allowance for credit losses for the nine months ended August 27, 2022 was as follows:

2022

Balance at November 27, 2021	$567
Additions charged to expense	439
Write-offs against allowance	(54)
Balance at August 27, 2022	$952

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

Inventories were comprised of the following:

	August 27, 2022	November 27, 2021
Wholesale finished goods	$50,617	$40,254
Work in process	695	482
Raw materials and supplies	23,527	21,653
Retail merchandise	35,169	30,914
Total inventories on first-in, first-out method	110,008	93,303
LIFO adjustment	(12,407)	(10,483)
Reserve for excess and obsolete inventory	(5,920)	(4,816)
	$91,681	$78,004

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

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 27, 2021	$3,683	$1,133	$4,816
Additions charged to expense	1,941	862	2,803
Write-offs	(982)	(717)	(1,699)
Balance at August 27, 2022	$4,642	$1,278	$5,920

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2022 and do not anticipate that our methodology is likely to change in the future.

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	August 27, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(264)	$248

Intangibles not subject to amortization:
Trade names			6,848
Goodwill			7,217

Total goodwill and other intangible assets			$14,313

	November 27, 2021
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(223)	$289

Intangibles not subject to amortization:
Trade names			6,848
Goodwill			7,217

Total goodwill and other intangible assets			$14,354

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

The carrying amounts of goodwill by reportable segment at both August 27, 2022 and November 27, 2021 are as follows:

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

Amortization expense associated with intangible assets during the three and nine months ended August 27, 2022 and August 28, 2021 was as follows:

	Quarter Ended		Nine Months Ended

	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021

Intangible asset amortization expense	$14	$14	$42	$42

Estimated future amortization expense for intangible assets that exist at August 27, 2022 is as follows:

Remainder of fiscal 2022	$15
Fiscal 2023	57
Fiscal 2024	57
Fiscal 2025	57
Fiscal 2026	57
Fiscal 2027	5

Total	$248

7. Bank Credit Facility

Our bank credit facility provides for a line of credit of up to $25,000. At August 27, 2022, we had $3,931 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,069. In addition, we had outstanding standby letters of credit with another bank totaling $325 at August 27, 2022. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.5% and is unsecured. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the facility, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis:

●	Consolidated fixed charge coverage ratio of not less than 1.4 times,

●	Consolidated lease-adjusted leverage ratio not to exceed 3.0 times, and

●	Minimum tangible net worth of $140,000.

We were in compliance with these covenants at August 27, 2022 and expect to remain in compliance for the foreseeable future. The credit facility will mature on January 27, 2025, at which time any amounts outstanding under the facility will be due.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

8. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $9,062 and $9,192 as of August 27, 2022 and November 27, 2021, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to certain management employees in the amount of $400 each. The liability for the LTC Awards was $1,560 and $1,548 as of August 27, 2022 and November 27, 2021, respectively.

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	August 27, 2022	November 27, 2021
Accrued compensation and benefits	$913	$913
Post employment benefit obligations	9,709	9,827

Total pension liability	$10,622	$10,740

Components of net periodic pension costs for our defined benefit plans for the three and nine months ended August 27, 2022 and August 28, 2021 are as follows:

	Quarter Ended		Nine Months Ended
	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021
Service cost	$9	$31	$27	$91
Interest cost	58	48	173	146
Amortization of prior service costs	31	31	94	94
Amortization of loss	33	15	100	45

Net periodic pension cost	$131	$125	$394	$376

The components of net periodic pension cost other than the service cost component, which is included in selling, general and administrative expenses, are included in other loss, net in our condensed consolidated statements of operations.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,657 and $1,648 as of August 27, 2022 and November 27, 2021, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $1,946 and $1,789 as of August 27, 2022 and November 27, 2021, respectively.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	August 27, 2022	November 27, 2021
Accrued compensation and benefits	$296	$296
Post employment benefit obligations	3,307	3,142

Total deferred compensation liability	$3,603	$3,438

We recognized expense under our deferred compensation arrangements during the three and nine months ended August 27, 2022 and August 28, 2021 as follows:

	Quarter Ended		Nine Months Ended
	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021
Deferred compensation expense (benefit)	$(7)	$96	$54	$451

9. Commitments and Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

10. Lease Guarantees

We have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to three years. We were contingently liable under licensee lease obligation guarantees in the amounts of $1,871 and $1,845 at August 27, 2022 and November 27, 2021, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligations, net of recorded reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at August 27, 2022 and November 27, 2021 was not material.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

11. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended August 27, 2022:

Basic earnings per share - continuing operations	$7,773	9,238,185	$0.84
Add effect of dilutive securities:
Restricted shares	-	28,927	-
Diluted earnings per share - continuing operations	$7,773	9,267,112	$0.84

Basic loss per share - discontinued operations	$(145)	9,238,185	$(0.02)
Add effect of dilutive securities:
Restricted shares	-	28,927	-
Diluted loss per share - discontinued operations	$(145)	9,267,112	$(0.02)

For the quarter ended August 28, 2021:

Basic earnings per share - continuing operations	$3,441	9,779,928	$0.35
Add effect of dilutive securities:
Options and restricted shares	-	5,415	-
Diluted earnings per share - continuing operations	$3,441	9,785,343	$0.35

Basic loss per share - discontinued operations	$(425)	9,779,928	$(0.04)
Add effect of dilutive securities:
Options and restricted shares	-	5,415	-
Diluted loss per share - discontinued operations	$(425)	9,785,343	$(0.04)

For the nine months ended August 27, 2022:

Basic earnings per share - continuing operations	$19,807	9,503,937	$2.08
Add effect of dilutive securities:
Restricted shares	-	5,688	-
Diluted earnings per share - continuing operations	$19,807	9,509,625	$2.08

Basic earnings per share - discontinued operations	$40,512	9,503,937	$4.26
Add effect of dilutive securities:
Restricted shares	-	5,688	-
Diluted earnings per share - discontinued operations	$40,512	9,509,625	$4.26

For the nine months ended August 28, 2021:

Basic earnings per share - continuing operations	$12,216	9,864,691	$1.24
Add effect of dilutive securities:
Options and restricted shares	-	9,329	-
Diluted earnings per share - continuing operations	$12,216	9,874,020	$1.24

Basic earnings per share - discontinued operations	$785	9,864,691	$0.08
Add effect of dilutive securities:
Options and restricted shares	-	9,329	-
Diluted earnings per share - discontinued operations	$785	9,874,020	$0.08

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

For the three and nine months ended August 27, 2022 and August 28, 2021, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Nine Months Ended
	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021

Unvested shares	15,799	-	67,099	7,105

12. Discontinued Operations

On January 31, 2022, we entered into a definitive agreement to sell substantially all of the assets of Zenith to J.B. Hunt. The sale was completed on February 28, 2022, at which time we received the following net proceeds:

Sales price prior to post-closing working capital adjustment	$86,939
Less:
Amount held in escrow for contingencies related to representations and warranties (1)	1,000
Seller expenses paid at closing	418
Working capital adjustment paid to buyer	987

Net proceeds from the sale (2)	$84,534

(1)

To be held in escrow until the first anniversary of the sale, at which time any amount not distributed or reserved for specified claims will be released to the Company. This amount is included in other current assets in the accompanying condensed consolidated balance sheet at August 27, 2022.

(2)	Included in cash flows from investing activities in the accompanying condensed consolidated statement of cash flows for the nine months ended August 27, 2022.

The sales price was subject to a customary post-closing working capital adjustment which was paid during the third quarter of fiscal 2022. Including the effect of the working capital adjustment, we recognized a pre-tax gain from the sale of Zenith of $53,061.

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

AUGUST 27, 2022

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

Following the sale of Zenith, certain of Zenith’s liabilities primarily representing reserves and accrued liabilities for pre-disposal workers’ compensation, health insurance and auto liability claims were retained by Bassett. The remaining balance of these reserves and accruals total $537 at August 27, 2022 and are included in other current liabilities and accrued expenses in the accompanying condensed consolidated balance sheet.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

The following table summarizes the major classes of line items constituting income of the discontinued operations, as reported in the condensed consolidated statements of income for the three and nine months ended August 27, 2022 and August 28, 2021:

	Quarter Ended		Nine Months Ended
	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021
Major line items constituting pretax income of discontinued operations:
Logistical services revenue	$-	$14,036	$16,776	$40,116
Cost of logistical services	-	14,522	15,001	38,849
Other loss, net	-	(79)	(63)	(188)

Income (loss) from operations of logistical services	-	(565)	1,712	1,079
Gain on disposal (less adjustments)	(193)	-	53,061	-
Pretax income of discontinued operations	(193)	(565)	54,773	1,079
Income tax expense (benefit)	(48)	(140)	14,261	294

Income (loss) from discontinued operations, net of tax	$(145)	$(425)	$40,512	$785

The amounts for revenue and costs of logistical services shown above represent the results of Zenith’s business transactions with third parties. Zenith also charged Bassett for logistical services provided to our wholesale segment in the amount of $9,121 during the nine months ended August 27, 2022, and $7,164 and $23,409, respectively, for the three and nine months ended August 28, 2021. We have entered into a service agreement with J.B. Hunt for the continuation of these services for a period of seven years following the sale of Zenith. Subsequent to the sale, we incurred $10,307 and $19,852 of expense during the three and nine months ended August 27, 2022, respectively, for the performance of logistical services, of which $17,818 had been paid in cash as of August 27, 2022.

Included in other loss, net, is interest arising from finance leases assumed by J.B. Hunt as part of the transaction. Such interest amounted to $78 for the nine months ended August 27, 2022, and $86 and $207, respectively, for the three and nine months ended August 28, 2021.

The following table summarizes the cash flows generated by discontinued operations during the nine months ended August 27, 2022 and August 28, 2021:

	Nine Months Ended
	August 27, 2022	August 28, 2021
Cash provided by operating activities	$1,681	$3,231
Cash used in investing activities	(81)	(2,706)
Cash used in financing activities	(371)	(834)

Net cash provided by (used in) discontinued operations	$1,229	$(309)

13. Retail Real Estate Transactions

During the third quarter of fiscal 2022, we sold one of our Company-owned store locations in Houston, Texas for $8,217 net of closing costs, resulting in a gain of $4,595 during the three and nine months ended August 27, 2022. The sale closed on June 24, 2022, and we expect to vacate the premises during the fourth quarter of fiscal 2022. This store will be relocated to a new leased store in the Houston market that we expect to open during the second quarter of fiscal 2023.

This sale, together with our recent purchase of real property in Tampa, Florida for $7,668 in cash during the second quarter of fiscal 2022 will be treated as an exchange of like-kind property under Section 1031 of the Internal Revenue Code of 1986, as amended, for the purpose of deferring approximately $4,300 of the taxable gain arising from the sale of the Houston property. A VIE was established during the second quarter of fiscal 2022 for purposes of acquiring the Tampa, Florida property, of which the Company was the primary beneficiary by virtue of our control over the activities that most significantly impact the entity's economic performance. Subsequent to the completion of the exchange transactions during the third quarter of fiscal 2022, the sole equity interest in the VIE was transferred to Bassett and the entity is now consolidated as a wholly owned subsidiary We plan to remodel the Tampa property and open as a Company-owned store in the second quarter of fiscal 2023.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2022

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

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Nine Months Ended
	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021
Sales Revenue
Wholesale sales of furniture and accessories	$78,959	$73,073	$249,945	$219,371
Less: Sales to retail segment	(31,833)	(26,779)	(95,976)	(84,303)
Wholesale sales to external customers	47,126	46,294	153,969	135,068
Retail sales of furniture and accessories	70,886	58,576	210,613	181,454
Consolidated net sales of furniture and accessories	$118,012	$104,870	$364,582	$316,522

Income from Operations
Wholesale	$1,611	$4,466	$8,430	$14,622
Retail - Company-owned stores	4,529	917	15,754	3,663
Inter-company elimination	(63)	(407)	(617)	(662)
Gain on sale of real estate	4,595	-	4,595	-
Consolidated	$10,672	$4,976	$28,162	$17,623

Depreciation and Amortization
Wholesale	$1,213	$835	$3,038	$2,456
Retail - Company-owned stores	1,455	1,528	4,429	4,625
Consolidated	$2,668	$2,363	$7,467	$7,081

Capital Expenditures
Wholesale	$3,160	$2,078	$15,065	$4,244
Retail - Company-owned stores	1,468	54	2,201	191
Consolidated	$4,628	$2,132	$17,266	$4,435

	As of	As of
	August 27, 2022	November 27, 2021
Identifiable Assets
Wholesale	$243,046	$196,853
Retail - Company-owned stores	159,641	160,986
Discontinued Operations	-	63,821
Consolidated	$402,687	$421,660

See Note 15, Revenue Recognition, for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

15. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected upon delivery. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $40,311 and $51,492 as of August 27, 2022 and November 27, 2021, respectively. Substantially all of the customer deposits held at November 27, 2021 related to performance obligations that were satisfied during the current year-to-date period and have therefore been recognized in revenue for the three and nine months ended August 27, 2022.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At August 27, 2022 and November 27, 2021, our balance of prepaid commissions included in other current assets was $4,357 and $6,221, respectively.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

We exclude from revenue all amounts collected from customers for sales tax. We do not disclose amounts allocated to remaining unsatisfied performance obligations as they are expected to be satisfied within one year or less.

Disaggregated revenue information for sales of furniture and accessories by product category for the three and nine months ended August 27, 2022 and August 28, 2021, excluding intercompany transactions between our segments, is a follows:

	Quarter Ended
	August 27, 2022			August 28, 2021
	Wholesale	Retail	Total	Wholesale	Retail	Total
Bassett Custom Upholstery	$30,885	$39,054	$69,939	$26,276	$32,362	$58,638
Bassett Leather	6,290	867	7,157	9,142	302	9,444
Bassett Custom Wood	5,564	11,357	16,921	5,745	7,674	13,419
Bassett Casegoods	4,387	10,404	14,791	5,131	10,394	15,525
Accessories, mattresses and other (1)	-	9,204	9,204	-	7,844	7,844
Consolidated net sales of furniture and accessories	$47,126	$70,886	$118,012	$46,294	$58,576	$104,870

	Nine Months Ended
	August 27, 2022			August 28, 2021
	Wholesale	Retail	Total	Wholesale	Retail	Total
Bassett Custom Upholstery	$96,636	$122,248	$218,884	$77,134	$102,201	$179,335
Bassett Leather	29,111	1,399	30,510	26,898	782	27,680
Bassett Custom Wood	17,207	32,001	49,208	17,921	20,756	38,677
Bassett Casegoods	11,015	27,884	38,899	13,115	32,175	45,290
Accessories, mattresses and other (1)	-	27,081	27,081	-	25,540	25,540
Consolidated net sales of furniture and accessories	$153,969	$210,613	$364,582	$135,068	$181,454	$316,522

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

16. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three and nine months ended August 27, 2022 and August 28, 2021:

	Quarter Ended		Nine Months Ended

	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021
Common Stock:

Beginning of period	$46,396	$49,262	$48,811	$49,714
Issuance of common stock	98	23	222	143
Purchase and retirement of common stock	(430)	(506)	(2,969)	(1,078)

End of period	$46,064	$48,779	$46,064	$48,779

Common Shares Issued and Outstanding:

Beginning of period	9,279,268	9,852,359	9,762,125	9,942,787
Issuance of common stock	19,568	4,587	44,544	28,623
Purchase and retirement of common stock	(86,096)	(101,100)	(593,929)	(215,564)

End of period	9,212,740	9,755,846	9,212,740	9,755,846

Additional Paid-in Capital:

Beginning of period	$-	$-	$113	$-
Issuance of common stock	65	71	117	165
Purchase and retirement of common stock	(207)	(119)	(629)	(275)
Stock based compensation	142	48	399	110

End of period	$-	$-	$-	$-

Retained Earnings:

Beginning of period	$145,471	$112,325	$115,631	$109,710
Net income for the period	7,628	3,016	60,319	13,001
Purchase and retirement of common stock	(982)	(2,017)	(6,663)	(4,432)
Cash dividends declared	(1,564)	(1,366)	(18,734)	(6,321)

End of period	$150,553	$111,958	$150,553	$111,958

Accumulated Other Comprehensive Loss:

Beginning of period	$(1,726)	$(1,325)	$(1,823)	$(1,394)
Amortization of pension costs, net of tax	48	35	145	104

End of period	$(1,678)	$(1,290)	$(1,678)	$(1,290)

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

AUGUST 27, 2022

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

In June 2022, the FASB issued Accounting Standards Update No. 2022-03 – Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 will become effective for us as of the beginning of our 2025 fiscal year. Early adoption is permitted. As of August 27, 2022 we do not hold any investments in equity securities, therefore we do not currently expect that this guidance will have a material impact upon our financial position and results of operations.

18. Subsequent Events

On September 2, 2022, we acquired the capital stock of Noa Home Inc. (“Noa”), a mid-priced e-commerce furniture retailer headquartered in Montreal, Canada. Noa has operations in Canada, Australia, Singapore and the United Kingdom and had net revenues of approximately $15,300 (approximately C$19,100) for its most recent fiscal year ended February 28, 2022. The initial purchase price of approximately $5,900 (approximately C$7,700) included cash payments of approximately $1,500 (approximately C$2,000) paid to the co-founders of Noa and approximately $4,300 (approximately C$5,700) for the repayment of existing debt. The Noa co-founders will also have the opportunity to receive additional annual cash payments totaling approximately $1,000 per year (approximately C$1,330 per year) for the following three fiscal years based on established increases in net revenues and achieving certain internal EBITDA goals.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2022

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

AUGUST 27, 2022

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

With 95 BHF stores at August 27, 2022, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly and casual environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order for the Bassett brand to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

During the second quarter of fiscal 2022, we opened our first regional fulfillment center in Orlando, Florida where we are stocking our best sellers for much quicker delivery. This adds an element of immediacy to our proven platform of made to order custom furniture that has driven our strategy for the past two decades. We plan to roll this out nationwide over the near term and our next center recently opened near Baltimore, Maryland subsequent to the third quarter of fiscal 2022.

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

We have factories in Newton, North Carolina that manufacture both stationary and motion upholstered furniture for inside the home along with our outdoor furniture offerings. We also have factories in Martinsville and Bassett, Virginia that assemble and finish our custom bedroom and dining offerings. Late in the third quarter of fiscal 2022, we purchased a facility which we had formerly leased in Haleyville, Alabama where we manufacture aluminum frames for our outdoor furniture. With the purchase, we also obtained two additional buildings which will allow us to expand our footprint at that facility. Our manufacturing team takes great pride in the breadth of its options, the precision of its craftsmanship, and the speed of its manufacturing process. In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture (casegoods) and certain leather upholstery offerings from several foreign plants, primarily in Vietnam, Thailand and China. Over 75% of the products we currently sell are manufactured in the United States.

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

AUGUST 27, 2022

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

Company-owned Retail Stores

As we continually monitor the performance of our Company-owned retail store locations, we may occasionally determine that it is necessary to close underperforming stores in certain markets. During the first quarter of fiscal 2022 we closed one retail store in Ontario, California, and we closed our store in Wichita, Kansas, during the third quarter of fiscal 2022. During the fourth quarter of fiscal 2022 we closed our store in Farmingdale, New York and consolidated its operations with our existing store in nearby Westbury, New York. All of the above-mentioned closures occurred at or near the lease expirations.

During the second quarter of 2022, we acquired a 25,000 square foot store property in Tampa, Florida for $7,668. We are currently in the process of developing plans for store buildout and upfit with a planned opening date in the second quarter of 2023.

We also may occasionally identify opportunities to enhance our presence in existing markets by relocating existing stores to better locations within the same market. During the third quarter of fiscal 2022 we sold the store property of one of our Houston, Texas locations for $8,217, net of closing costs, which resulted in a gain of $4,595. For tax purposes, the sale of the Houston store and the purchase of the Tampa store will be treated as a 1031 exchange where the majority of the tax on the gain will be deferred. The store closure sale was completed early in the fourth quarter of fiscal 2022 at which time the store was officially closed. We expect to open a new leased store in a more upscale shopping area in the vicinity of the closed store in the second quarter of 2023. During the fourth quarter of fiscal 2022 at the end of the lease term, we expect to close our Dallas, Texas store located at the intersection of McKinney and Knox streets. We plan to open a replacement store in the nearby iconic Inwood Village shopping center during the fourth quarter of 2022.

As of August 27, 2022, we had 61 Corporate-owned stores operating and expect to end fiscal 2022 with 59 stores.

Sale of the Assets of Zenith Freight Lines, LLC

During the first quarter of 2022, we entered into a definitive agreement to sell substantially all of the assets of our wholly-owned subsidiary, Zenith Freight Lines, LLC (“Zenith”) to J.B. Hunt Transport Services, Inc. (“J.B. Hunt”) for $86,939 in cash. On February 28, 2022 the transaction was completed with us receiving $85,521 after the payment of $418 in certain transaction costs and the funding of $1,000 held in escrow. The final purchase price was subject to a customary post-closing working capital adjustment, which was settled in the amount of $987 and paid back to J.B. Hunt during the third quarter of fiscal 2022. During the nine months ended August 27, 2022, we recognized a pre-tax gain of $53,061 on this transaction. As a result of the sale, the operations of our former logistical services segment, which consisted entirely of the operations of Zenith, are presented in the accompanying condensed consolidated statements of income and in the following discussion as discontinued operations.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

Recent Development – Acquisition of Noa Home, Inc.

On September 2, 2022, we acquired the capital stock of Noa Home Inc. (“Noa”), a mid-priced e-commerce furniture retailer headquartered in Montreal, Canada. Noa has operations in Canada, Australia, Singapore and the United Kingdom and had net revenues of approximately $15,300 (approximately C$19,100) for its most recent fiscal year ended February 28, 2022. The initial purchase price of approximately $5,900 (approximately C$7,700) included cash payments of approximately $1,500 (approximately C$2,000) paid to the co-founders of Noa and approximately $4,300 (approximately C$5,700) for the repayment of existing debt. The Noa co-founders will also have the opportunity to receive additional annual cash payments totaling approximately $1,000 per year (approximately C$1,330 per year) for the following three fiscal years based on established increases in net revenues and achieving certain internal EBITDA goals.

Results of Continuing Operations – Periods ended August 27, 2022 compared with the periods ended August 28, 2021:

Consolidated results of continuing operations for the three and nine months ended August 27, 2022 and August 28, 2021 are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 27, 2022		August 28, 2021		Dollars	Percent	August 27, 2022		August 28, 2021		Dollars	Percent

Net sales of furniture and accessories	$118,012	100.0%	$104,870	100.0%	$13,142	12.5%	$364,582	100.0%	$316,522	100.0%	$48,060	15.2%
Cost of furniture and accessories sold	57,240	48.5%	52,263	49.8%	4,977	9.5%	180,479	49.5%	153,426	48.5%	27,053	17.6%
Gross profit	60,772	51.5%	52,607	50.2%	8,165	15.5%	184,103	50.5%	163,096	51.5%	21,007	12.9%
SG&A expenses	54,695	46.3%	47,631	45.4%	7,064	14.8%	160,536	44.0%	145,473	46.0%	15,063	10.4%
Gain on sale of retail real estate	4,595	3.9%	-	0.0%	4,595	100.0%	4,595	1.3%	-	0.0%	4,595	100.0%

Income from operations	$10,672	9.0%	$4,976	4.7%	$5,696	114.5%	$28,162	7.7%	$17,623	5.5%	$10,539	59.8%

Analysis of Quarterly Results:

Total sales revenue for the three months ended August 27, 2022 increased $13,142 or 12.5% from the prior year period primarily due to a 21% increase in retail sales through the Company-owned stores and a 6% increase in wholesale shipments to the licensee store network.

Gross margins for the three months ended August 27, 2022 increased 130 basis points from 2021 primarily due to a greater portion of total sales coming from the Corporate retail segment, partially offset by lower margins in the retail segment due to increased clearance activity from four store closure sales during the quarter.

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the three months ended August 27, 2022 increased 90 basis points from 2021 primarily due to increased sales and marketing expenses and increased logistics and warehouse costs, partially offset by greater leverage of fixed costs from increased sales volumes.

During the third quarter of fiscal 2022, we also recognized a gain of $4,595 from the sale of the real estate at a former retail location in Houston, Texas.

Analysis of Year-to-Date Results:

Total sales revenue for the nine months ended August 27, 2022 increased $48,060 or 15% from the prior year period primarily due to increases in wholesale shipments to both the open market and the BHF store network, along with a 16% increase in retail sales.

Gross margins for the nine months ended August 27, 2022 decreased 100 basis points from 2021 primarily due to rising raw material and inbound freight costs, including the impact of rising fuel prices, partially offset by greater fixed cost leverage from increased sales. While these rising costs have been somewhat mitigated by price increases implemented since the first quarter of 2021, the increase in order backlogs and order fulfillment times limited our ability to match revised pricing to manufacturing costs. Although no increases are currently being contemplated, we will continue to monitor our costs to determine if additional increases are warranted.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

SG&A expenses as a percentage of sales for the nine months ended August 27, 2022 decreased 200 basis points from 2021 primarily due to improved leverage of fixed costs through higher sales levels.

During the first nine months of fiscal 2022, we also recognized a gain of $4,595 from the sale of the real estate at a former retail location in Houston, Texas.

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

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

Reconciliation of Segment Results to Consolidated Results of Operations

To supplement the financial measures prepared in accordance with GAAP, we present gross profit by segment inclusive of the effects of intercompany sales by our wholesale segment to our retail segment. Because these intercompany transactions are not eliminated from our segment presentations and because we do not present gross profit as a measure of segment profitability in the accompanying condensed consolidated financial statements, the presentation of gross profit by segment is considered to be a non-GAAP financial measure. In addition, certain special gains or charges are included in consolidated income from operations are not included in the measures of segment profitability. The reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP is presented below along with the effects of various other intercompany eliminations on our consolidated results of operations.

	Quarter Ended August 27, 2022
	Non-GAAP Presentation				Special		GAAP Presentation
	Wholesale	Retail	Eliminations		Items		Consolidated

Net sales of furniture and accessories	$78,959	$70,886	$(31,833	) (1)	$-		$118,012
Cost of furniture and accessories sold	54,501	34,166	(31,427	) (2)	-		57,240
Gross profit	24,458	36,720	(406)		-		60,772
SG&A expense	22,847	32,191	(343	) (3)	-		54,695
Gain on sale of real estate	-	-	-		4,595	(4)	4,595
Income from operations	$1,611	$4,529	$(63)		$4,595		$10,672

	Quarter Ended August 28, 2021
	Non-GAAP Presentation				Special	GAAP Presentation
	Wholesale	Retail	Eliminations		Items	Consolidated

Net sales of furniture and accessories	$73,073	$58,576	$(26,779	) (1)	$-	$104,870
Cost of furniture and accessories sold	50,493	27,815	(26,045	) (2)	-	52,263
Gross profit	22,580	30,761	(734)		-	52,607
SG&A expense	18,114	29,844	(327	) (3)	-	47,631
Income from operations	$4,466	$917	$(407)		$-	$4,976

	Nine Months Ended August 27, 2022
	Non-GAAP Presentation				Special		GAAP Presentation
	Wholesale	Retail	Eliminations		Items		Consolidated

Net sales of furniture and accessories	$249,945	$210,613	$(95,976	) (1)	$-		$364,582
Cost of furniture and accessories sold	175,293	99,556	(94,370	) (2)	-		180,479
Gross profit	74,652	111,057	(1,606)		-		184,103
SG&A expense	66,222	95,303	(989	) (3)	-		160,536
Gain on sale of real estate	-	-	-		4,595	(4)	4,595
Income from operations	$8,430	$15,754	$(617)		$4,595		$28,162

	Nine Months Ended August 28, 2021
	Non-GAAP Presentation				Special	GAAP Presentation
	Wholesale	Retail	Eliminations		Items	Consolidated

Net sales of furniture and accessories	$219,371	$181,454	$(84,303	) (1)	$-	$316,522
Cost of furniture and accessories sold	148,640	87,444	(82,658	) (2)	-	153,426
Gross profit	70,731	94,010	(1,645)		-	163,096
SG&A expense	56,109	90,347	(983	) (3)	-	145,473
Income from operations	$14,622	$3,663	$(662)		$-	$17,623

Notes to segment consolidation table:

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)

Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment,  as well as the change for the period in the elimination of intercompany profit in ending retail inventory.

(3)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate. the elimination of logisitcal services charged by Zenith to Bassett's wholesale segment as follows:
(4)	Represents the gain on the sale of the real estate at a former retail location.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the periods ended August 27, 2022 and August 28, 2021 are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 27, 2022		August 28, 2021		Dollars	Percent	August 27, 2022		August 28, 2021		Dollars	Percent

Net sales	$78,959	100.0%	$73,073	100.0%	$5,886	8.1%	$249,945	100.0%	$219,371	100.0%	$30,574	13.9%
Gross profit (1)	24,458	31.0%	22,580	30.9%	1,878	8.3%	74,652	29.9%	70,731	32.2%	3,921	5.5%
SG&A expenses	22,847	28.9%	18,114	24.8%	4,733	26.1%	66,222	26.5%	56,109	25.6%	10,113	18.0%

Income from operations	$1,611	2.0%	$4,466	6.1%	$(2,855)	-63.9%	$8,430	3.4%	$14,622	6.7%	$(6,192)	-42.3%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

Wholesale sales by major product category are as follows:

	Quarter Ended
	August 27, 2022				August 28, 2021				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$30,885	$20,641	$51,526	65.3%	$26,276	$16,572	$42,848	58.6%	$8,678	20.3%
Bassett Leather	6,290	24	6,314	8.0%	9,142	5	9,147	12.5%	(2,833)	-31.0%
Bassett Custom Wood	5,564	5,995	11,559	14.6%	5,745	5,440	11,185	15.3%	374	3.3%
Bassett Casegoods	4,387	5,173	9,560	12.1%	5,131	4,762	9,893	13.5%	(333)	-3.4%
Total	$47,126	$31,833	$78,959	100.0%	$46,294	$26,779	$73,073	100.0%	$5,886	8.1%

	Nine Months Ended
	August 27, 2022				August 28, 2021				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$96,636	$64,075	$160,711	64.3%	$77,134	$52,102	$129,236	58.9%	$31,475	24.4%
Bassett Leather	29,111	48	29,159	11.7%	26,898	47	26,945	12.3%	2,214	8.2%
Bassett Custom Wood	17,207	18,927	36,134	14.5%	17,921	18,117	36,038	16.4%	96	0.3%
Bassett Casegoods	11,015	12,926	23,941	9.6%	13,115	14,037	27,152	12.4%	(3,211)	-11.8%
Total	$153,969	$95,976	$249,945	100.0%	$135,068	$84,303	$219,371	100.0%	$30,574	13.9%

Analysis of Quarterly Results – Wholesale

Net sales for the three months ended August 27, 2022 increased $5,886 or 8.1% from the prior year period due primarily to a 17% increase in shipments to the BHF store network and a 16% increase in Lane Venture shipments. Shipments to the open market were flat. Gross margins for the three months ended August 27, 2022 were comparable to the prior year with a 10 basis point increase as we were able to recognize a greater portion of previously implemented price increases in current period sales. This was offset by lower margins in the Bassett Leather product line due to product discounting. As this product line is internationally sourced with extended lead times, we received significant amounts of inventory during the second and third quarters of 2022 just as product demand was weakening due to the market downturn in home furnishings. We expect reduced margins on this product line to continue over the next two quarters as we reduce the inventory to a more normal level. SG&A expenses as a percentage of sales increased 410 basis points primarily due to increased sales and marketing expenses, employee compensation costs and logistics and warehouse costs partially offset by greater leverage of fixed costs from increased sales volumes.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

Analysis of Year-to-Date Results - Wholesale

Net sales for the nine months ended August 27, 2022 increased $30,574 or 14% from the prior year period due primarily to increases in shipments of 13% and 12% to both the BHF store network and to the open market, respectively. Gross margins for the nine months ended August 27, 2022 declined 230 basis points compared to the prior year period as we experienced significant increases in material and other production costs, partially offset by greater leverage of fixed costs due to higher sales volumes. SG&A expenses as a percentage of sales increased 90 basis points primarily due to increased sales and marketing expenses, employee compensation costs and logistics and warehouse costs partially offset by greater leverage of fixed costs from increased sales volumes.

Wholesale Backlog

Since the beginning of the COVID pandemic in early 2020, Bassett and most of the home furnishings industry have been faced with logistical challenges from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increased backlogs. Many of these issues have subsided due to the industry slowdown in demand for home furnishings that started during the second quarter of 2022. As a result of the slowdown, our incoming order rates have decreased resulting in decreases in our wholesale backlogs. While wholesale orders for the third quarter of 2022 decreased 22% against the prior year period, they were comparable to the pre-pandemic level of the third quarter of 2019. At August 27, 2022, the wholesale backlog totaled $41,693 as compared to $60,134 at May 28, 2022, $78,135 at February 26, 2022, $90,057 at November 27, 2021, and 92,839 at August 28, 2021. At February 29, 2020, the end of our last fiscal quarter prior to the impact of the COVID pandemic upon our operations and the overall economy, our wholesale backlog was $14,617.

Retail – Company-owned Stores Segment

Results for the retail segment for the periods ended August 27, 2022 and August 28, 2021 are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 27, 2022		August 28, 2021		Dollars	Percent	August 27, 2022		August 28, 2021		Dollars	Percent

Net sales	$70,886	100.0%	$58,576	100.0%	$12,310	21.0%	$210,613	100.0%	$181,454	100.0%	$29,159	16.1%
Gross profit (1)	36,720	51.8%	30,761	52.5%	5,959	19.4%	111,057	52.7%	94,010	51.8%	17,047	18.1%
SG&A expenses	32,191	45.4%	29,844	50.9%	2,347	7.9%	95,303	45.3%	90,347	49.8%	4,956	5.5%
Income (loss) from operations	$4,529	6.4%	$917	1.6%	$3,612	N/M	$15,754	7.5%	$3,663	2.0%	$12,091	330.1%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

Retail sales by major product category are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 27, 2022		August 28, 2021		Dollars	Percent	August 27, 2022		August 28, 2021		Dollars	Percent

Bassett Custom Upholstery	$39,054	55.1%	$32,362	55.2%	$6,692	20.7%	$122,248	58.0%	$102,201	56.3%	$20,047	19.6%
Bassett Leather	867	1.2%	302	0.5%	565	187.1%	1,399	0.7%	782	0.4%	617	78.9%
Bassett Custom Wood	11,357	16.0%	7,674	13.1%	3,683	48.0%	32,001	15.2%	20,756	11.4%	11,245	54.2%
Bassett Casegoods	10,404	14.7%	10,394	17.7%	10	0.1%	27,884	13.2%	32,175	17.7%	(4,291)	-13.3%
Accessories, mattresses and other (1)	9,204	13.0%	7,844	13.4%	1,360	17.3%	27,081	12.9%	25,540	14.1%	1,541	6.0%
Total	$70,886	100.0%	$58,576	100.0%	$12,310	21.0%	$210,613	100.0%	$181,454	100.0%	$29,159	16.1%

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

Quarterly Analysis of Results - Retail

Net sales for the three months ended August 27, 2022 increased $12,310 or 21% from the prior year period. Written sales (the value of sales orders taken but not delivered) declined 9.4% from the third quarter of 2021. Gross margins for the three months ended August 27, 2022 decreased by 70 basis points as compared to the prior year period, primarily due to increased clearance activity from four store closure sales during the quarter. Selling, general and administrative expenses as a percentage of sales for the three months ended August 27, 2022 decreased 550 basis points primarily due to greater leverage on fixed costs from higher sales volumes.

Year-to-Date Analysis of Results - Retail

Net sales for the nine months ended August 27, 2022 increased $29,159 or 16% from the prior year period. Written sales (the value of sales orders taken but not delivered) declined 8.4% from the first nine months of 2021. Gross margins for the nine months ended August 27, 2022 increased by 90 basis points as compared to the prior year period, primarily driven by improved pricing strategies and lower levels of promotional activity, partially offset by increased clearance activity from five store closing events during the year. Selling, general and administrative expenses for the nine months ended August 27, 2022 as a percentage of sales decreased by 450 basis points as compared to the first nine months of 2021 primarily due to greater leverage on fixed costs from higher sales volumes.

Retail Backlog

As previously discussed, since the beginning of the COVID pandemic in early 2020, Bassett and most of the home furnishings industry have been faced with logistical challenges from COVID-related labor shortages and supply chain disruptions creating significant delays in order fulfillment and increased backlogs. Many of these issues have subsided due to the industry slowdown in demand for home furnishings that started during the second quarter of 2022. As a result of the slowdown, our written sales for the second and third quarters decreased by 13% and 8.4%, respectively, as compared to the corresponding periods of 2021. Written sales for the second and third quarters of 2022 are comparable to the corresponding periods in 2019. At August 27, 2022, retail backlog totaled $59,981 as compared to $71,073 at May 28, 2022, $84,685 at February 26, 2022, $82,894 at November 27, 2021, and $73,489 at August 28, 2021. At February 29, 2020, the end of our last fiscal quarter prior to the impact of the COVID pandemic upon our operations and the overall economy, our retail backlog was $29,775.

Discontinued Operations – Logistical Services

Results for the operations of Zenith, which was sold to J.B. Hunt at the beginning of the second quarter, for the periods ended August 27, 2022 and August 28, 2021 are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 27, 2022		August 28, 2021		Dollars	Percent	August 27, 2022		August 28, 2021		Dollars	Percent

Logistical services revenue	$-	0.0%	$14,036	100.0%	$(14,036)	-100.0%	$16,776	100.0%	$40,116	100.0%	$(23,340)	-58.2%
Cost of logistical services	-	0.0%	14,522	103.5%	(14,522)	-100.0%	15,001	89.4%	38,849	96.8%	(23,848)	-61.4%
Other loss, net	-	0.0%	(79)	-0.6%	79	-100.0%	(63)		(188)

Income from discontinued operations before tax	$-	0.0%	$(565)	-4.0%	$565	-100.0%	$1,712	10.2%	$1,079	2.7%	$633	58.7%

The amounts shown above represent the results of Zenith’s business transactions with third parties. Because the sale of Zenith was closed on the first business day of the second fiscal quarter of 2022, operating results for that period are insignificant.

Zenith also charged Bassett $9,121 for logistical services provided to our wholesale segment during the nine months ended August 27, 2022, and $7,164 and $23,409 for the three and nine months ended August 28, 2021. These shipping and handling costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. We have entered into a service agreement with J.B. Hunt for the continuation of these services for a period of seven years following the sale of Zenith. Subsequent to the sale, we have incurred $10,307 and $19,852 of expense during the three and nine months ended August 27, 2022, respectively, for the performance of logistical services by J.B. Hunt.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

Other Items Affecting Net Income

Other Loss, Net

Other loss, net, for the three and nine months ended August 27, 2022 was $594 and $1,850, respectively, compared to $268 and $828 for the three and nine months ended August 28, 2021, a net increase of $336 over the prior year quarter and $1,022 over the prior year to date. The net change was primarily due to higher net costs of Company-owned life insurance.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 22.8% and 25.6% for the three and nine months ended August 27, 2022, respectively, and 27.2% and 27.3% for the three and nine months ended August 28, 2021, respectively. These effective rates differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including those associated with Company-owned life insurance, and tax of $550 for the nine months ended August 27, 2022 associated with non-deductible goodwill written off in connection with our sale of Zenith, and tax deficiencies of $117 during the nine months ended August 28, 2021 arising from stock-based compensation.

Liquidity and Capital Resources

Cash Flows

Cash used in operations for the first nine months of fiscal 2022 was $12,295 compared to cash provided by operations of $13,677 for the first nine months of fiscal 2021, representing a decrease of $25,972 in cash flows from operations. Cash provided by the operating activities of our discontinued operations was $1,681 for the first nine months of fiscal 2022 compared to $3,231 for the prior year period, a decline of $1,550 as Zenith only operated during the first quarter of fiscal 2022. Excluding the decline in operating cash flow from discontinued operations, cash flows from continuing operations declined $24,422 from the prior year period. Cash flows from operating activities during the first nine months of fiscal 2022 included the payment of $20,722 in estimated taxes (net of refunds) compared with only $626 for the prior year period, the increase primarily related to the taxable gain on the sale of Zenith. In addition, cash flows from the collection of retail customer deposits declined $22,522 compared to the first nine months of 2021 as the pace of written orders has slowed compared to the prior year and we continue to reduce our retail order backlog. Changes in working capital for the first nine months of fiscal 2022 were favorably impacted by slower growth in our investment in inventory as compared to the prior year period.

Our overall cash position increased by $32,496 during the first nine months of fiscal 2022, compared to a decline of $7,188 during the first nine months of fiscal 2021, an increase of $39,684 from the prior year period. Excluding the overall cash flow from discontinued operations, overall cash flow from continuing operations increased $38,146 over the prior year period. Offsetting the decline in cash flows from operations, net cash flows from investing activities during the first nine months of fiscal 2022 increased $82,279 to $74,066 of cash provided by investing activities compared to net cash used in investing activities of $8,213 for the prior year period. This increase was primarily due to net proceeds of $84,534 received from the sale of Zenith and net proceeds of $8,217 received from the sale of retail real estate in Houston, Texas, partially offset by a $10,125 increase in capital expenditures over the prior year, including our purchase of our new retail store site in Tampa, Florida. Net cash used in financing activities during the first nine months of 2022 increased $16,623 to a net use of $29,275 as compared to a net use of $12,652 for the prior year period, primarily due to a special dividend of $14,494 declared and paid during the second quarter of 2022 and a $4,697 increase in share repurchases to $10,263 during the first nine months of fiscal 2022 as compared to $5,566 repurchased during the first nine months of fiscal 2021. On March 9, 2022, our Board of Directors increased the amount authorized under our existing share repurchase plan to $40,000, of which $30,857 remains available for future purchases as of August 27, 2022. With cash and cash equivalents and short-term investments totaling $84,585 on hand at August 27, 2022, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

Debt and Other Obligations

Our bank credit facility provides for a line of credit of up to $25,000. At August 27, 2022, we had $3,931 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,069. In addition, we had outstanding standby letters of credit with another bank totaling $325 at August 27, 2022. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.5% and is unsecured. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the facility, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis:

●	Consolidated fixed charge coverage ratio of not less than 1.4 times,

●	Consolidated lease-adjusted leverage ratio not to exceed 3.0 times, and

●	Minimum tangible net worth of $140,000.

We were in compliance with these covenants at August 27, 2022 and expect to remain in compliance for the foreseeable future. The credit facility will mature on January 27, 2025, at which time any amounts outstanding under the facility will be due.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings used in our wholesale manufacturing operations. We also lease local delivery trucks used in our retail segment. The present value of our obligations for leases with terms in excess of one year at August 27, 2022 is $104,899 and is included in our accompanying condensed consolidated balance sheet at August 27, 2022. We were contingently liable under licensee lease obligation guarantees in the amount of $1,871 at August 27, 2022. Remaining terms under these lease guarantees range from approximately one to three years. See Note 10 to our condensed consolidated financial statements for additional details regarding our lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations and occupied by Company-owned retail stores, including a site in Tampa, Florida recently purchased for $7,668 which is expected to open for business during the second quarter of fiscal 2023. Such real estate is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and consists of eight properties with an aggregate square footage of 203,465 and a net book value of $21,168 at August 27, 2022.

During the third quarter of fiscal 2022, sold one of our Company-owned store locations in Houston, Texas for $8,217 net of closing costs. The sale closed on June 24, 2022, and we expect to vacate the premises early in the fourth quarter of fiscal 2022. This sale, together with our recent purchase of real property in Tampa, Florida, will be treated as an exchange of like-kind property under Section 1031 of the Internal Revenue Code of 1986, as amended, for the purpose of deferring the taxable gain of approximately $4,300 arising from the sale of the Houston property.

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

Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 9 to our condensed consolidated financial statements for further information regarding certain contingencies as of August 27, 2022.

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

AUGUST 27, 2022

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $21,168 at August 27, 2022 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,871 which we have guaranteed on behalf of licensees as of August 27, 2022 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations, manufacturing and warehouse facilities. At August 27, 2022, the unamortized balance of such right-of-use assets used in continuing operations totaled $86,053. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

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

AUGUST 27, 2022

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, for the three and nine months ended August 27, 2022 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

May 29 - July 2, 2022	32,096	$15.92	32,096	$31,967
July 3 - July 30, 2022	-	$-	-	$31,967
July 31 - August 27, 2022	54,000	$20.54	54,000	$30,857

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On March 9, 2022, the Board of Directors increased the remaining limit of the repurchase plan to $40,000. At August 27, 2022, $30,857 remained available for share repurchases under the plan.

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
September 29, 2022

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer September 29, 2022